Form 10-Q
period 1996-06-30
PMI GROUP INC
filed 1996-08-13
CIK 935724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from................to................
Commission file number       1-13664

                               THE PMI GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               94-3199675
         (State of Incorporation)           (I.R.S. Employer identification No.)

          601 Montgomery Street,
        San Francisco, California                          94111
(Address of principal executive offices)                (Zip Code)

                                 (415) 788-7878
               (Registrant's Telephone Number including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock           Par Value             Date             Number of Shares
- --------------           ---------             ----             ----------------
Common Stock               $0.01             7/31/96               35,016,566


                               THE PMI GROUP, INC.
                     Index to Quarterly Report on Form 10-Q
                                  June 30, 1996


Part I - Financial  Information                                                                         Page
                                                                                                        ----

   Item 1.    Interim Consolidated Financial Statements and Notes.

                    Consolidated Statements of Operations for the Three and Six Months Ended
                           June 30, 1996 and 1995 (Unaudited).                                            3

                    Consolidated Balance Sheets as of  June 30, 1996 (Unaudited) and December
                           31, 1995.                                                                      4

                    Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                           1996 and 1995 (Unaudited).                                                     5

                    Notes to Consolidated Financial Statements (Unaudited).                               6


   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.                                                                          7-13


Part II - Other Information

   Item 1.    Legal Proceedings.                                                                         14

   Item 4.    Submission of Matters to a Vote of Security Holders.                                       14

   Item 5.    Other Information.                                                                         15

   Item 6.    Exhibits and Reports on Form 8-K.                                                          15


Signatures                                                                                               16

Index to Exhibits                                                                                        17

                          PART I. FINANCIAL INFORMATION

                      ITEM 1. INTERIM FINANCIAL STATEMENTS

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months                   Six Months
                                                        Ended June 30,                Ended June 30,
                                                        --------------                --------------
(In thousands except for per share amounts)           1996         1995             1996         1995
                                                      ----         ----             ----         ----

                                                                         Unaudited)
Revenues

  Premiums earned                                  $ 95,261    $  79,115        $  188,284    $  157,436
  Investment income, less investment expense         17,727       15,387            33,488        30,790
  Realized capital gains, net                         3,761        4,745             9,984         7,108
  Other income                                        2,307          451             3,206           952
                                                   --------    ---------        ----------    ----------

        Total revenues                              119,056       99,698           234,962       196,286
                                                   --------    ---------        ----------    ----------

Losses and expenses

  Losses and loss adjustment expenses                29,678       24,826            63,503        54,876
  Underwriting and other expenses                    31,350       25,993            61,889        53,096
                                                   --------    ---------        ----------    ----------

        Total losses and expenses                    61,028       50,819           125,392       107,972
                                                   --------    ---------        ----------    ----------

Income before income taxes                           58,028       48,879           109,570        88,314

Income tax expense                                   16,808       12,458            31,360        22,038
                                                   --------    ---------        ----------    ----------

Net income                                         $ 41,220    $  36,421        $   78,210    $   66,276
                                                   ========    =========        ==========    ==========

Weighted average shares outstanding                  35,090       35,076            35,105        35,038
                                                   ========    =========        ==========    ==========

Net income per share                               $   1.17    $    1.04        $     2.23    $     1.89
                                                   ========    =========        ==========    ==========



          See accompanying notes to consolidated financial statements.


                      THE PMI GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,         December 31,
(Dollars in thousands)                                                        1996               1995
                                                                              ----               ----
                                                                          (Unaudited)
Assets
Investments:
  Available for sale, at market:
    Fixed income securities
      (amortized cost $974,779 and $867,705)                             $ 1,000,820         $   928,773
    Equity securities:
      Common stock (cost $77,115 and $85,088)                                104,943             110,843
      Preferred stock (cost $916 and $438)                                       964                 505
Common stock of affiliate, at underlying book value                           11,001              10,541
Short-term investments (at cost, which approximates market)                   13,896              82,310
                                                                         -----------         -----------
                              Total investments                            1,131,624           1,132,972

Cash and equivalents                                                           3,853               3,654
Accrued investment income                                                     18,114              18,367
Reinsurance recoverable and prepaid premiums                                  82,528              78,007
Receivable from affiliates                                                     9,933               7,579
Receivable from Allstate                                                      16,517              14,733
Deferred policy acquisition costs                                             22,939              22,986
Property acquired as a result of claim settlements                               769               2,101
Property and equipment, net                                                   20,291              17,574
Other assets                                                                  24,974               6,467
                                                                        ------------         -----------
                             Total assets                               $  1,331,542         $ 1,304,440
                                                                        ============         ===========

Liabilities
Reserve for losses and loss adjustment expenses                         $    195,091         $   192,087
Unearned premiums                                                            117,287             140,322
Reinsurance balances payable                                                  20,898              18,741
Deferred income taxes                                                         43,448              52,130
Other liabilities and accrued expenses                                        31,280              30,657
                                                                        ------------         -----------
                           Total liabilities                                 408,004             433,937
                                                                        ------------         -----------

Commitments and contingent liabilities (Note 2)                                    -                   -

Shareholders' equity
Preferred stock -- $.01 par value; 5,000,000 shares authorized                     -                   -
Common stock -- $.01 par value; 125,000,000 shares
  authorized, 35,018,096 and 35,011,494 issued                                   350                 350
Additional paid-in capital                                                   256,754             256,507
Unrealized net gains on investments                                           35,040              56,761
Retained earnings                                                            631,680             556,969
Treasury stock (6,800 and 2,000 shares at cost)                                 (286)                (84)
                                                                        ------------         -----------
                          Total shareholders' equity                         923,538             870,503
                                                                        ------------         -----------
                          Total liabilities and shareholders' equity    $  1,331,542         $ 1,304,440
                                                                        ============         ===========


          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended June 30,
                                                                              ---------------------------
(In thousands)                                                                   1996            1995
                                                                                 ----            ----
                                                                                      (Unaudited)
Cash flows from operating activities
Net income                                                                   $  78,210        $  66,276
Adjustments to reconcile net income to net cash
       provided by operating activities:
         Realized capital gains, net                                            (9,984)          (7,108)
         Equity in loss of affiliate                                               432              226
         Depreciation and amortization                                             920            2,541
         Changes in:
           Reserves for losses and loss adjustment expenses                      3,004            4,313
           Unearned premiums                                                   (23,035)         (11,382)
           Deferred policy acquisition costs                                        47            1,770
           Accrued investment income                                               253             (554)
           Reinsurance balances payable                                          2,157            2,883
           Reinsurance recoverable and prepaid premiums                         (4,521)          (6,054)
           Income taxes                                                          3,034          (17,485)
           Property acquired as a result of claim settlements                    1,332              327
           Receivable from Allstate                                             (1,784)          11,945
           Receivable from affiliates                                           (2,354)          (1,570)
           Other                                                               (17,860)         (13,780)
                                                                             ---------        ---------
              Net cash provided by operating activities                         29,851           32,348
                                                                             ---------        ---------
Cash flows from investing activities

Proceeds from sales of equity securities                                        53,921           43,802
Investment collections of fixed income securities                               40,628           28,361
Proceeds from sales of fixed income securities                                 113,642                -
Investment purchases:
      Fixed income securities                                                 (256,599)         (75,115)
      Equity securties                                                         (39,698)         (41,225)
Net decrease in short-term investments                                          68,414            9,393
Investment in affiliates                                                        (1,350)            (947)
Purchase of property and equipment                                              (5,403)          (1,438)
                                                                            ----------       ----------
                Net cash used in investing activities                          (26,445)         (37,169)
                                                                            ----------       ----------

Cash flows from financing activities

Dividends paid to shareholders                                                  (3,500)               -
Other financing activities                                                         293               90
                                                                            ----------       ----------
                 Net cash provided by (used in) financing activities            (3,207)              90
                                                                            ----------       ----------
Net increase (decrease) in cash and equivalents                                    199           (4,731)
Cash and equivalents at beginning of period                                      3,654           11,412
                                                                            ----------       ----------
Cash and equivalents at end of period                                       $    3,853       $    6,681
                                                                            ==========       ==========


          See accompanying notes to consolidated financial statements.

                                       5

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

Note  1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly owned Arizona domiciled subsidiaries, PMI Mortgage Insurance Co. ("PMI") and Residential Guaranty Co. ("RGC", formerly PMI Reinsurance Co.), and PMI's wholly owned subsidiaries, American Pioneer Title Insurance Company ("APTIC"), PMI Mortgage Services Co. ("MSC") and PMI Securities Co., collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. On July 1, 1996, PMI transferred its ownership in APTIC to TPG through a dividend. This transaction will have no material impact on the consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1996, and its consolidated statements of operations and cash flows for the periods ended June 30, 1996 and 1995, have been included. Interim results for the periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1995 Annual Report to Shareholders.

Note 2 - Commitments and contingencies

Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Consolidated Operations

Three months ended June 30, 1996 and 1995


Net income in the three months ended June 30, 1996 was $41.2 million, a 13.2% increase over net income of $36.4 million in the three months ended June 30, 1995. The increase was primarily attributable to increases in premiums earned and investment income (including capital gains) of 20.4% and 6.7%, respectively, partially offset by increases in losses and loss adjustment expenses and operating expenses of 19.5% and 20.6%, respectively. Earnings per share were $1.17 in the three months ended June 30, 1996, compared with $1.04 in the same period of 1995, a 12.5% increase. Excluding capital gains, earnings per share were $1.10 in the second quarter of 1996, compared with $0.95 in the second quarter of 1995, a 15.8% increase. Revenues in the second quarter of 1996 were $119.1 million, a 19.5% increase over revenues of $99.7 million in the second quarter of 1995.

New mortgage insurance written totaled $5.0 billion in the second quarter of 1996, compared with $3.2 billion in the second quarter of 1995, a 56.3% increase. The increase in new insurance written reflected an increase in the number of new mortgage insurance policies issued of 49.0%, to 40,600 policies in the three months ended June 30, 1996, from 27,250 policies in the same period in 1995, and an increase in the average loan size to $123,400 from $118,500. Net mortgage insurance written (after quota share reinsurance) increased by 77.8% to $4.8 billion in the second quarter of 1996 from $2.7 billion in the second quarter of 1995. A contributing factor in this increase was the reduction in quota share reinsurance on new insurance writings from 15% in 1995 to 5% in 1996.

One of the factors contributing to the increase in new policies issued was the growth in market share in the second quarter of 1996 compared with the second quarter 1995. PMI's market share of new insurance written increased to 14.3% in the second quarter of 1996 from 13.2% in the second quarter of 1995. (Including business written by CMG Mortgage Insurance Company, market share reached 14.9% in the second quarter of 1996.) This 14.3% second quarter 1996 share represents a continuing trend in increased mortgage insurance market penetration as compared with the first quarter of 1996 and the fourth and third quarters of 1995 of 13.4%, 13.1% and 12.3%, respectively. Management expects this increasing trend to continue throughout the remainder of 1996. See Cautionary Statement on page 13. A second factor contributing to the increase in new policies issued was the growth in the total number of loan originations in the mortgage insurance industry compared with last year, which was fueled in part by increased refinancing activity. Refinancing as a percentage of PMI's new insurance written increased by 13 points, to 19.5% in the second quarter of 1996 from 6.5% in the second quarter of 1995.

PMI's persistency rate (percentage of insurance remaining in force from one year prior) decreased 6.1 points as of June 30, 1996 from the June 30, 1995 rate, to 82.3% from 88.4%. This decrease is primarily attributable to the increase in policy cancellations from mortgage refinancing activity. The decreased persistency contributed to a slower growth of insurance in force, to a total of $73.7 billion at June 30,

1996, from $69.0 billion at June 30, 1995. The growth rate of insurance in force from one year prior decreased to 6.9% at June 30, 1996 from 13.5% at June 30, 1995.

Mortgage insurance net premiums written were $77.7 million in the second quarter of 1996, compared with $68.2 million in the second quarter of 1995, an increase of 13.9%. The increase is attributable to the increase in new insurance written over the 1995 level, higher average premiums resulting from the increasing shift to deep coverage loans, higher average loan sizes and the growth of insurance in force. New premiums written decreased by 29.6% to $5.0 million in the second quarter of 1996 from $7.1 million in the second quarter of 1995, while renewal premiums increased by 18.1% to $83.4 million in the second quarter of 1996 from $70.6 million in the second quarter of 1995. The decrease in new premiums written during 1996 resulted primarily from the continuing shift to the monthly premium product, which represented 95.0% of new insurance written for the second quarter of 1996 compared with 83.6% for the same period of 1995.

The increase in higher average premiums was caused by an increasing shift to 95s (mortgages with loan-to-value ratios greater than 90% and equal to or less than 95%) with deeper coverage, partially offset by a decline in the use of adjustable rate mortgages (ARMs). 95s with 30% coverage increased to 40.2% of new insurance written in the second quarter of 1996 compared with 37.4% in the second quarter of 1995. Similarly, 90s (mortgages with loan-to-value ratios greater than 85% and equal to or less than 90%) with 25% coverage increased to 39.9% in the second quarter of 1996 compared with 31.7% in the second quarter of 1995. ARMs decreased to 11.6% of new insurance written in the second quarter of 1996 compared with 24.8% in the second quarter of 1995. Management expects the increased deeper coverage product mix to continue throughout 1996 and, therefore, have a greater impact on net premiums written in 1996 than during 1995. See Cautionary Statement on page 13.

Refunded premiums increased in the second quarter of 1996 to $4.7 million from $2.7 million in the second quarter of 1995 due primarily to the increase in policy cancellations related to the increase in mortgage refinancing volume during the second quarter of 1996. Ceded premiums written as a percentage of net new, renewal and refunded premiums decreased to 9.4% in the second quarter of 1996 compared with 9.8% in the second quarter 1995, primarily due to the high level of new insurance written in 1996 falling under a 5% quota share treaty, rather than 15% in 1995.

Mortgage insurance premiums earned increased 19.1% to $83.1 million in the second quarter of 1996, from $69.8 million in the second quarter of 1995. This increase is due primarily to the growth in insurance in force in 1996 over 1995, the impact of higher premium rates resulting from the shift to deeper coverage products and the reduction in 1996 quota share cessions.

The Company's net investment income in the second quarter of 1996 was $17.7 million compared with $15.4 million in the second quarter of 1995, an increase of 14.9%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from positive cash flows generated by operating activities, partially offset by a decrease in the average investment yield to 6.1% during the second quarter of 1996 compared to 6.4% in the second quarter of 1995. Also, investment income for the second quarter of 1996 includes approximately $1.4 million in call premiums on pre-refunded tax-exempt securities. Such call premiums had previously been deferred and recognized as capital gains upon the ultimate payoff of the bonds. Realized capital gains (net of losses) reported a decrease from the second quarter of 1995, down 19.1% to $3.8 million in the second quarter of 1996 from $4.7 million in the second quarter of 1995.

Mortgage insurance losses and loss adjustment expenses increased to $29.3 million in the second quarter of 1996 from $24.4 million in the second quarter of 1995, an increase of 20.1%. This increase was primarily the result of the growth in insurance in force in recent years and increased claim amounts associated with the higher loan sizes, and an increase in default rates in certain areas of the country, particularly California. However, as discussed later, the default rates are beginning to show signs of improvement.

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI since January 1, 1993, represented 73.8% of PMI's insurance in force at June 30, 1996, with the 1993 book of business alone representing 25.9%. This substantial volume of PMI's business is beginning to reach its expected peak claim period. Consistent with increasing mortgage principal amounts, claim amounts have risen in recent years. However, PMI's default rate has increased only one basis point over the June 30, 1995 rate of 1.95% to 1.96% at June 30, 1996. Management believes PMI's default rate could rise slightly during the remainder of 1996 due to the continued maturation of its insurance in force. See Cautionary Statement on page 13.

Default rates on PMI's California policies increased to 3.91% at June 30, 1996, from 3.79% at June 30, 1995. Policies written in southern California in the years 1989 through 1993, which are in the historically highest claim period, are also generally believed to have been written at the high point of southern California real estate prices. The California economy continues to recover slower than anticipated when those policies were issued, and, as a result, California claim rates for each of the policy years since 1989 may continue to experience an average claim rate higher than the national average claim rate. However, the default rate for California at June 30, 1996 improved over the March 31, 1996 rate of 4.15%, and management believes that such rates are likely to continue to trend down closer to the national average claim rate over time. See Cautionary Statement on page 13.

Mortgage insurance underwriting and other expenses increased 1.9% to $16.1 million in the three months ended June 30, 1996, from $15.8 million in the three months ended June 30, 1995. This marginal increase, in contrast to the large growth rate in new insurance written, is primarily the result of management's focus on controlling expenses.

The mortgage insurance loss ratio increased to 35.3% in the three months ended June 30, 1996, compared with 34.9% in the same period of 1995, while the expense ratio reported an improvement over 1995, dropping to 20.7% in the second quarter of 1996 from 23.1% in the second quarter of 1995. This resulted in a net decrease of 2.0 points in the combined ratio, decreasing to 56.0% in the second quarter of 1996 compared to 58.0% in the second quarter of 1995.

Title insurance premiums earned increased 31.2% to $12.2 million in the second quarter of 1996, compared with $9.3 million in the second quarter of 1995. This improvement was due to expansion efforts of the title business, as well as the overall improvement in the volume of residential mortgage originations. Underwriting and other expenses increased 29.8% to $10.9 million in the second quarter of 1996, compared to $8.4 million in the second quarter of 1995. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 92.2% in 1996 from 95.1% in 1995. The title insurance industry expense ratios are much higher than those experienced in the mortgage insurance industry primarily because the commission rates paid to title agencies and attorneys are substantially higher than those paid to mortgage insurance sales agents, and because of the lack of renewal business to help absorb underwriting costs.

Other income, primarily revenues generated by MSC, increased to $2.3 million in the second quarter of 1996 from $0.5 million in the second quarter of 1995. This growth is primarily due to increased mortgage services operations resulting from higher refinancing activity and the expansion of its contract underwriting services.

The Company's effective tax rate increased to 29.0% in the second quarter of 1996, compared to 25.5% in the second quarter of 1995. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The increase in the effective rate in 1996 over 1995 was due to a greater portion of operating income generated from insurance operations rather than tax-free bond income, the state tax effect of PMI's $25.0 million dividend to TPG and a shift in the mix of the investment portfolio to a greater portion of taxable fixed income bonds.


Six months ended June 30, 1996 and 1995

Net income in the six months ended June 30, 1996 was $78.2 million, a 17.9% increase over net income of $66.3 million in the six months ended June 30, 1995. The increase was primarily attributable to increases in premiums earned and investment income (including capital gains) of 19.6% and 14.7%, respectively, partially offset by increases in losses and loss adjustment expenses and operating expenses of 15.7% and 16.6%, respectively. Earnings per share were $2.23 in the six months ended June 30, 1996, compared with $1.89 in the same period of 1995, an 18.0% increase. Excluding capital gains, earnings per share were $2.04 in the six months ended June 30, 1996, compared with $1.76 in the same period of 1995, a 15.9% increase. Revenues in the six months ended June 30, 1996 were $235.0 million, a 19.7% increase over revenues of $196.3 million in the same period of 1995.

New mortgage insurance written totaled $8.9 billion in the six month ended June 30, 1996, compared with $6.3 billion in the same period of 1995, a 41.3% increase. The increase in new insurance written resulted from the number of new mortgage insurance policies issued increasing by 33.5%, to 71,250 policies in the six months ended June 30, 1996, from 53,350 policies in the same period in 1995, and an increase in the average loan size to $124,700 from $118,800. Net mortgage insurance written (after quota share reinsurance) increased by 57.4% to $8.5 billion in the six months ended June 30, 1996 from $5.4 billion in the six months ended June 30, 1995. A contributing factor in this increase was the reduction in certain quota share reinsurance on new insurance writings from 15% in 1995 to 5% in 1996.

One of the factors contributing to the increase in new policies issued was the growth in the total number of loan originations in the mortgage insurance industry compared with last year, which was primarily the result of the increased refinancing activity. Refinancing as a percentage of PMI's new insurance written increased by 16.0 points, to 23.2% in the six months ended June 30, 1996 from 7.2% in the same period of 1995. However, PMI experienced a slight drop in market share from one year prior. PMI's market share of new insurance written decreased slightly to 13.9% in the six months ended June 30, 1996 from 14.0% in the same period of 1995.

Mortgage insurance net premiums written were $144.6 million in the six months ended June 30, 1996, compared with $129.9 million in the same period of 1995, an increase of 11.3%. The increase is attributable to the increase in new insurance written over the 1995 level, higher average premiums resulting from the increasing shift to deep coverage loans, higher average loan sizes and the growth of insurance in force. A partial offset to the increase in net premiums written was the cancellation of a small reinsurance assumption agreement in the first quarter of 1996. New premiums written decreased by 35.9% to $9.3 million in the six months ended June 30, 1996 from $14.5 million in the same period of 1995, while renewal premiums increased by 20.3% to $157.9 million in the six months ended June 30, 1996 from $131.3 million in the same period of 1995. The decrease in new premiums written during 1996 resulted primarily from the continuing shift to the monthly premium product, which represented 94.2% of new insurance written in the six months ended June 30, 1996 compared with 79.5% in the same period last year.

The increase in higher average premiums was caused by an increasing shift to policies with deeper coverage, partially offset by a decline in the use of ARMs. 95s with 30% coverage increased to 38.8% of new insurance written in the six months ended June 30, 1996 compared with 27.1% in the same period of 1995. Similarly, 90s with 25% coverage increased to 41.1% in the six months ended June 30, 1996 compared with 25.2% in the same period of 1995. ARMs decreased to 9.9% of new insurance written in the six months ended June 30, 1996 compared with 32.3% in the same period of 1995.

Refunded premiums increased in the six months ended June 30, 1996 to $8.8 million from $4.8 million in the six months ended June 30, 1995 due primarily to the increase in policy cancellations related to the increase in mortgage refinancing volume during the first half of 1996. Ceded premiums written as a percentage of net new, renewal and refunded premiums increased to 9.4% in the six months ended June 30, 1996 compared with 9.2% in the same period of 1995, primarily due to an increased portion of the insurance in force of renewal years falling under the higher percentage quota share treaties for years prior to 1996, and the cancellation of a small assumed quota share treaty in the first quarter of 1996.

Mortgage insurance premiums earned increased 17.6% to $164.1 million in the six months ended June 30, 1996 from $139.5 million in the six months ended June 30, 1995. This increase is due primarily to the growth in insurance in force in 1996 over 1995, the impact of higher premium rates resulting from the shift to deeper coverage products and the reductions in quota share cessions during 1996.

The Company's net investment income in the six months ended June 30, 1996 was $33.5 million compared with $30.8 million in the same period of 1995, an increase of 8.8%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from positive cash flows generated by operating activities, partially offset by a decrease in the average investment yield to 6.1% in the six months ended June 30, 1996 from 6.5% in the same period of 1995. Realized capital gains (net of losses) reported a significant increase over 1995, up 40.8% to $10.0 million in the six months ended June 30, 1996 from $7.1 million in the same period of 1995.

Mortgage insurance losses and loss adjustment expenses increased to $62.6 million in the six months ended June 30, 1996 from $54.0 million in the same period of 1995, an increase of 15.9%. This increase was primarily the result of the growth in insurance in force in recent years and increased claim amounts associated with the higher loan sizes, and the increased default rates in certain areas of the country, particularly California.

Mortgage insurance underwriting and other expenses decreased 0.3% to $33.2 million in the six months ended June 30, 1996, from $33.3 million in the six months ended June 30, 1995. This decrease is primarily the result of management's focus on controlling expenses.

The mortgage insurance loss ratio decreased to 38.1% in the six months ended June 30, 1996, compared with 38.7% in the same period of 1995 due, in part, to the strong growth of premiums earned. The expense ratio also reported an improvement over 1995, dropping to 22.9% in the six months ended June 30, 1996 from 25.6% in the same period of 1995, resulting in a combined ratio of 61.0% in 1996, 3.3 points better than the 1995 ratio of 64.3%.

Title insurance premiums earned increased 33.9% to $24.1 million in the six months ended June 30, 1996, compared with $18.0 million in the same period of 1995. This improvement was due to expansion efforts of the title business, as well as the overall improvement in the volume of residential mortgage originations. Underwriting and other expenses increased 31.3% to $21.8 million in the six months ended June 30, 1996, compared to $16.6 million in the same period of 1995. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 93.9% in 1996 from 97.0% in 1995.

Other income, primarily revenues generated by MSC, increased to $3.2 million in the six months ended June 30, 1996 from $1.0 million in the same period of 1995. This growth is primarily due to increased mortgage services operations resulting from higher refinancing activity and expansion of its contract underwriting services.

The Company's effective tax rate increased to 28.6% in the six months ended June 30, 1996, compared to 25.0% in the same period of 1995. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The increase in the effective rate in 1996 over 1995 was due to a greater portion of operating income generated from insurance operations rather than tax-free bond income, the state tax effect of PMI's $25.0 million dividend to TPG and a shift in the mix of the investment portfolio to a greater portion of taxable fixed income bonds.


Liquidity, Capital Resources and Financial Condition

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below.

TPG's principal sources of funds are dividends from PMI, cash and investment income thereon and funds that may be raised from time to time in the capital markets. TPG does not expect that RGC, TPG's reinsurance subsidiary, will be in a position to pay dividends to TPG for at least the foreseeable future. Also, in February 1996, TPG executed two line of credit agreements totaling $50.0 million, both of which were unused at June 30, 1996. As discussed in Footnote 1, on July 1, 1996, PMI transferred its ownership in APTIC to TPG through a dividend.

TPG's principal uses of funds are the payment of dividends to shareholders, payment of operating expenses, repurchase of TPG's common stock (see Part II, Item 5) and any additional investments in the Company's current or future subsidiaries.

TPG has approximately $43.2 million of unrestricted funds available for the payment of future dividends to shareholders, corporate expenses and other costs. This amount has increased substantially from the December 31, 1995 amount due to the receipt of a $25.0 million dividend from PMI, less a $7.0 million capital contribution to RGC.

The principal sources of funds for PMI and RGC are premiums received on new, renewal and assumed business, commissions on ceded business and reimbursement of losses from reinsurers, and amounts earned from the investment of this cash flow. The principal uses of funds by PMI and RGC are the payment of claims and related expenses, reinsurance premiums, other operating expenses and, for PMI, dividends to TPG.

In the mortgage guaranty insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including premiums received and investment income, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements are influenced significantly by the level and severity of claims. The Company's operations generally do not require significant amounts of capital expenditures.

PMI generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from PMI's operating activities totaled $25.3 million and $33.0 million in the six months ended June 30, 1996 and 1995, respectively. Operating cash flows decreased during 1996 due to the increased usage of the monthly premium product.

These positive operating cash flows, along with that portion of the investment portfolio that is held in cash and highly-liquid securities, have historically met the liquidity requirements of PMI, as evidenced by the growth in its investment portfolio. PMI's investment portfolio was $1,052.4 million at June 30, 1996, compared with $989.4 million at June 30, 1995. Significant increases in claims, which could result from adverse economic conditions, could create increased liquidity requirements for PMI. Should PMI experience any temporary cash flow shortfall due to significantly higher than anticipated claims, or for other reasons, management anticipates funding such shortfall through sales of investments. In addition to claim requirements, management has committed approximately $10 million over a three year period for systems development and enhancement. This cash requirement will be provided by operating activities.

Consolidated reserve for losses and loss adjustment expenses increased from $192.1 million at December 31, 1995, to $195.1 million at June 30, 1996, an increase of $3.0 million, or 1.6%, primarily due to increasing defaults resulting from the growth in mortgage insurance in force discussed above.

Consolidated unearned premiums decreased from $140.3 million at December 31, 1995, to $117.3 million at June 30, 1996, a decrease of $23.0 million, or 16.4%. This decrease was primarily a result of the increase of mortgage insurance in force written under the monthly premium plan, which does not generate significant unearned premiums.

Consolidated shareholders' equity increased from $870.5 million at December 31, 1995, to $923.5 million at June 30, 1996, an increase of $53.0 million, or 6.1%. This increase consisted of $78.2 million of net income, offset by a decrease of $21.7 million in net unrealized gains on investments available for sale (net of tax) and dividends declared of $3.5 million during the six months ended June 30, 1996.

PMI's risk-to-capital ratio at June 30, 1996, was 15.0:1, compared to 15.8:1 at December 31, 1995.

Cautionary Statement

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements above that relate to future plans, events or performance are forward-looking statements that involve a number of risks or uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company.

A number of factors affecting PMI and the mortgage insurance industry in general could cause claims on policies issued by PMI to increase and, thus, could materially adversely affect the Company's financial condition and results of operations. The Company believes that the loss experience of PMI would be materially and adversely affected by economic recessions, falling housing values, rising unemployment rates, interest rate volatility or combinations of such factors. Such economic events could also materially adversely impact the demand for housing and, consequently, mortgage insurance.

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California where PMI has 22.5% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.91% compared to 1.96% nationwide, as of June 30, 1996.

Several other factors that may influence the amount of new insurance written include mortgage insurance industry volumes of new business, the impact of competitive underwriting criteria and products, and changes in the performance of the financial markets and the demand for and acceptance of the Company's products, and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                  June 30, 1996
                                   (Unaudited)

Item 1 - Legal Proceedings

The information contained in Note 2 of The PMI Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements, included herein in Part I, is hereby incorporated by reference.


Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 17, 1996, the following individuals were elected to the Board of Directors:

1.  Election of Directors

                           Votes For         Votes Withheld
                           ---------         --------------
W. Roger Haughton          30,458,943           259,750
Wayne E. Hedien            30,458,943           259,750
Edward M. Liddy            30,467,643           251,050
Kenneth T. Rosen           30,475,193           243,500
Mary Lee Widener           30,458,743           259,950
Donald C. Clark            30,576,693           142,000


The following proposals were approved at the Company's Annual Meeting:

                                                       Affirmative        Negative          Votes
                                                          Votes             Votes         Withheld
                                                       -----------        --------        --------
 2.   Appointment of Deloitte & Touche LLP
      as independent auditors
                                                       30,691,103            12,640        14,790
 3.   Approval of the amendment and
      restatement of the Equity Incentive Plan
                                                       29,606,098         1,074,455        37,980
 4.   Approval of the amendment and
      restatement of The Stock Plan for Non-
      Employee Directors
                                                       30,070,270           604,743        43,520

Item 5 - Other Information


Certain private mortgage insurers compete by offering lower premium rates than other companies in general. PMI, on a case-by-case basis or for certain types of business, offers various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business. During the second quarter of 1996, PMI began offering a new product, which provides an additional layer of mortgage insurance coverage for loans sold by particular lenders to Fannie Mae.

On July 26, 1996, TPG's Board of Directors authorized the repurchase of up to $150 million of TPG's outstanding common stock. The Board of Directors authorized management to repurchase shares from time to time in open-market transactions. The timing and the amount of the repurchased shares will depend on market conditions and corporate requirements. The repurchase program is authorized to commence immediately and the repurchased shares will be held as treasury stock and be available for general corporate purposes.

On July 25, 1996, TPG's Board of Directors increased the size of the board from 6 members to 7 members and elected Richard L. Thomas to the board. Mr. Thomas, age 65, is the retired chairman of First Chicago NBD Corporation and its principal subsidiary, The First National Bank of Chicago. He is a director of Sara Lee Corporation and CNA Financial Corporation. Mr. Thomas is a member of the Audit Committee.

On August 1, 1996, Richard D. Bryan, age 50, joined PMI as Senior Vice President and Chief Information Officer, a newly created position. Mr. Bryan was most recently Executive Vice President, Servicing at Freddie Mac. He first joined Freddie Mac in 1984, serving as Senior Vice President, Information Services and previously held the positions of Executive Vice President, Operations and Acting National Sales Director.


Item 6 - Exhibits and Reports on Form 8-K

             (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

             (b)   Reports on  Form 8-K

                          No Reports on Form 8-K have been filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1996.



                                          The PMI Group, Inc.



                                          /s/  John M. Lorenzen, Jr.
                                          --------------------------
                                          John M. Lorenzen, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer



                                          /s/  William A. Seymore
                                          -----------------------
                                          William A. Seymore
                                          Vice President and Chief
                                          Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

    Exhibit                                                          Page Number
    Number                  Description of Exhibit                  in Form 10-Q
    ------                  ----------------------                  ------------



     11.1                   Computation of Net Income                     18
                            Per Share