Form 10-Q
period 1996-09-30
PMI GROUP INC
filed 1996-11-05
CIK 935724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                   September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
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
Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK         PAR VALUE         DATE           NUMBER OF SHARES
--------------         ---------         ----           ----------------
Common Stock             $0.01          9/30/96            34,953,239

                               THE PMI GROUP, INC.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 1996





PART I - FINANCIAL  INFORMATION                                                  PAGE
                                                                                 ----

 Item 1.   Interim Consolidated Financial Statements and Notes.

              Consolidated Statements of Operations for the Three and Nine
                  Months Ended September 30, 1996 and 1995 (Unaudited).             3

              Consolidated Balance Sheets as of September 30, 1996
                  (Unaudited) and December 31, 1995.                                4

              Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and 1995 (Unaudited).                    5

              Notes to Consolidated Financial Statements (Unaudited).               6


 Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                              7-14


PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings.                                                      15

 Item 5.   Other Information.                                                      15

 Item 6.   Exhibits and Reports on Form 8-K.                                       15


SIGNATURES                                                                         16

INDEX TO EXHIBITS                                                                  17

                          PART I. FINANCIAL INFORMATION

                      ITEM 1. INTERIM FINANCIAL STATEMENTS

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS                     NINE MONTHS
                                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                    ------------------------        ------------------------
(In thousands except for per share amounts)           1996            1995            1996            1995
                                                      ----            ----            ----            ----

                                                                           (Unaudited)
REVENUES

  Premiums earned                                   $104,953        $ 83,849        $293,237        $241,285
  Investment income, less investment expense          16,449          15,652          49,937          46,442
  Realized capital gains, net                          4,190           3,056          14,174          10,164
  Other income                                         1,858             792           5,064           1,744
                                                    --------        --------        --------        --------

     TOTAL REVENUES                                  127,450         103,349         362,412         299,635
                                                    --------        --------        --------        --------

LOSSES AND EXPENSES

  Losses and loss adjustment expenses                 36,770          28,216         100,273          83,092
  Underwriting and other expenses                     32,208          28,597          94,097          81,693
                                                    --------        --------        --------        --------

     TOTAL LOSSES AND EXPENSES                        68,978          56,813         194,370         164,785
                                                    --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                            58,472          46,536         168,042         134,850


INCOME TAX EXPENSE                                    17,192          11,421          48,552          33,459
                                                    --------        --------        --------        --------

NET INCOME                                          $ 41,280        $ 35,115        $119,490        $101,391
                                                    ========        ========        ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING                   35,100          35,093          35,101          35,075
                                                    ========        ========        ========        ========

NET INCOME PER  SHARE                               $   1.18        $   1.00        $   3.40        $   2.89
                                                    ========        ========        ========        ========



          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,       DECEMBER 31,
(Dollars in thousands)                                                        1996                1995
                                                                              ----                ----
                                                                           (Unaudited)
ASSETS

Investments:
 Available for sale, at market:
    Fixed income securities
      (amortized cost $990,164 and $867,705)                              $ 1,023,977         $   928,773
    Equity securities:
      Common stock (cost $80,590 and $85,088)                                 109,526             110,843
      Preferred stock (cost $916 and $438)                                      1,058                 505
 Common stock of affiliate, at underlying book value                           11,155              10,541
 Short-term investments (at cost, which approximates market)                   22,621              82,310
                                                                          -----------         -----------
                        TOTAL INVESTMENTS                                   1,168,337           1,132,972

Cash and equivalents                                                            3,596               3,654
Accrued investment income                                                      16,343              18,367
Reinsurance recoverable and prepaid premiums                                   94,094              78,007
Receivable from affiliates                                                     20,017               7,579
Receivable from Allstate                                                       16,584              14,733
Deferred policy acquisition costs                                              26,452              22,986
Property acquired as a result of claim settlements                                696               2,101
Property and equipment, net                                                    21,301              17,574
Other assets                                                                   21,726               6,467
                                                                          -----------         -----------

                        TOTAL ASSETS                                      $ 1,389,146         $ 1,304,440
                                                                          ===========         ===========


LIABILITIES

Reserve for losses and loss adjustment expenses                           $   199,497         $   192,087
Unearned premiums                                                             117,675             140,322
Reinsurance balances payable                                                   22,726              18,741
Deferred income taxes                                                          58,367              52,130
Other liabilities and accrued expenses                                         25,170              30,657
                                                                          -----------         -----------
                        TOTAL LIABILITIES                                     423,435             433,937
                                                                          -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 2)                                     -                   -

SHAREHOLDERS' EQUITY

Preferred stock -- $.01 par value; 5,000,000 shares authorized                      -                   -
Common stock -- $.01 par value; 125,000,000 shares
    authorized, 35,035,039 and 35,011,494 issued                                  350                 350
Additional paid-in capital                                                    257,329             256,507
Unrealized net gains on investments                                            41,075              56,761
Retained earnings                                                             671,209             556,969
Treasury stock (81,800 and 2,000 shares at cost)                               (4,252)                (84)
                                                                          -----------         -----------
                        TOTAL SHAREHOLDERS' EQUITY                            965,711             870,503
                                                                          -----------         -----------

                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 1,389,146         $ 1,304,440
                                                                          ===========         ===========




          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                    ----------------------
(In thousands)                                                      1996              1995
                                                                    ----              ----
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $ 119,490         $ 101,391
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Realized capital gains, net                                  (14,174)          (10,164)
      Equity in loss of affiliate                                      308               254
      Depreciation and amortization                                  2,312             4,924
      Changes in:
       Reserves for losses and loss adjustment expenses              7,410            11,116
       Unearned premiums                                           (22,647)          (13,583)
       Deferred policy acquisition costs                            (3,466)            2,282
       Accrued investment income                                     2,024             1,601
       Reinsurance balances payable                                  3,985             6,272
       Reinsurance recoverable and prepaid premiums                (16,087)          (12,350)
       Income taxes                                                    443             1,246
       Property acquired as a result of claim settlements            1,405              (246)
       Receivable from/payable to Allstate                          (1,851)          (32,169)
       Receivable from affiliates                                  (12,438)           12,841
       Other                                                        (6,048)            4,045
                                                                 ---------         ---------

          Net cash provided by operating activities                 60,666            77,460
                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of equity securities                            79,682            49,661
Investment collections of fixed income securities                   31,503            49,854
Proceeds from sales of fixed income securities                     143,598                 -
Investment purchases:
   Fixed income securities                                        (292,617)         (141,412)
   Equity securities                                               (64,713)          (50,356)
Net decrease in short-term investments                              59,688            15,002
Investment in affiliate                                             (1,350)           (1,847)
Purchase of property and equipment                                  (7,920)           (3,010)
                                                                 ---------         ---------

          Net cash used in investing activities                    (52,129)          (82,108)
                                                                 ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid to shareholders                                      (5,250)           (1,750)
Other financing activities                                          (3,345)               90
                                                                 ---------         ---------

          Net cash used in financing activities                     (8,595)           (1,660)
                                                                 ---------         ---------

NET DECREASE IN CASH AND EQUIVALENTS                                   (58)           (6,308)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          3,654            11,412
                                                                 ---------         ---------

CASH AND EQUIVALENTS AT END OF PERIOD                            $   3,596         $   5,104
                                                                 =========         =========



          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), Residential Guaranty Co. ("RGC", formerly PMI Reinsurance Co.), American Pioneer Title Insurance Company ("APTIC") and PMI Mortgage Guaranty Co. ("PMG"), and PMI's wholly owned subsidiaries PMI Mortgage Services Co. ("MSC") and PMI Securities Co., collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. On September 26, 1996, TPG's Board of Directors resolved that the common stock of PMG be issued and purchased by TPG for $3.0 million, and the transaction was completed on September 30, 1996.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1996, and its consolidated statements of operations and cash flows for the periods ended September 30, 1996 and 1995, have been included. Interim results for the periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1995 Annual Report to Shareholders.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

NOTE 3 - REINSURANCE AGREEMENTS

On October 1, 1996, PMI notified Centre Reinsurance Company of New York and Centre Reinsurance International Company (collectively, "Centre Re") that PMI was terminating and commuting its reinsurance agreement with Centre Re effective December 31, 1996. Had this agreement not been in effect as of September 30, 1996, PMI's risk to capital ratio at such date would have been 16.3 to 1, compared to 15.0 to 1.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS





RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income in the three months ended September 30, 1996 was $41.3 million, a 17.7% increase over net income of $35.1 million in the three months ended September 30, 1995. The increase was primarily attributable to increases in premiums earned and investment income (including capital gains) of 25.2% and 10.3%, respectively, partially offset by increases in losses and loss adjustment expenses and operating expenses of 30.3% and 12.6%, respectively. Earnings per share were $1.18 in the three months ended September 30, 1996, compared with $1.00 in the corresponding period of 1995, an 18.0% increase. Excluding capital gains, earnings per share were $1.10 in the third quarter of 1996, compared with $0.94 in the third quarter of 1995, a 17.0% increase. Revenues in the third quarter of 1996 were $127.5 million, a 23.4% increase over revenues of $103.3 million in the third quarter of 1995.

New mortgage insurance written totaled $5.0 billion in the third quarter of 1996, compared with $4.0 billion in the third quarter of 1995, a 25.0% increase. The increase in new insurance written reflected a 20.8% increase in the number of new mortgage insurance policies issued to 40,100 policies in the three months ended September 30, 1996, from 33,200 policies in the corresponding period in 1995, and an increase in the average loan size to $125,550 from $121,900. Net mortgage insurance written (after quota share reinsurance) increased by 41.2% to $4.8 billion in the third quarter of 1996 from $3.4 billion in the third quarter of 1995. A contributing factor in this increase was the reduction in certain quota share reinsurance on new insurance writings. Effective for new policies written in 1996, PMI reduced its percentage of quota share cessions from approximately 15% in 1995 to 5% in 1996.

One of the factors contributing to the increase in new policies issued was the growth in market share in the third quarter of 1996 compared with the third quarter of 1995. PMI's market share of new insurance written increased to 14.7% in the third quarter of 1996 from 12.3% in the third quarter of 1995. (Including business written by CMG Mortgage Insurance Company, market share reached 15.5% in the third quarter of 1996.) This 14.7% third quarter 1996 share represents an increase in mortgage insurance market penetration as compared with the second and first quarters of 1996 and the fourth and third quarters of 1995 of 14.3%, 13.4%, 13.1% and 12.3%, respectively. A second factor contributing to the increase in new policies issued was the growth in the total number of loan originations in the mortgage insurance industry compared with the prior year, which was aided by increased refinancing activity in the first half of 1996. However, the refinance market has retreated from the levels experienced in the first two quarters and, accordingly, refinancing as a percentage of PMI's new insurance written decreased by 2.8 percentage points, to 10.4% in the third quarter of 1996 from 13.2% in the third quarter of 1995.

PMI's persistency rate (percentage of insurance remaining in force from one year prior) decreased 4.4 percentage points as of September 30, 1996 from the September 30, 1995 rate, to 82.8% from 87.2%. The persistency rate leveled off in the second quarter of 1996 and increased slightly in the third quarter, consistent with the drop in refinancing activity. The decreased persistency contributed to slower growth of insurance in force, to a total of $76.0 billion at September

30, 1996, from $70.1 billion at September 30, 1995. The growth rate of insurance in force from one year prior decreased to 8.4% at September 30, 1996 from 10.1% at September 30, 1995.

Mortgage insurance net premiums written were $92.1 million in the third quarter of 1996, compared with $69.7 million in the third quarter of 1995, an increase of 32.1%. The increase is attributable to the increase in new insurance written over the 1995 level, higher average premiums, higher average loan sizes and the growth of insurance in force. New premiums written increased by 1.8% to $5.8 million in the third quarter of 1996 from $5.7 million in the third quarter of 1995, while renewal premiums increased by 25.0% to $93.4 million in the third quarter of 1996 from $74.7 million in the third quarter of 1995. The substantial shift of premiums written from new to renewal which PMI experienced as a result of the introduction of the monthly premium product is now stabilizing. The monthly premium plan as a percent of NIW has begun to level out, and represents 95.8% of new insurance written for the third quarter of 1996 compared with 88.3% for the corresponding period of 1995.

The increase in average premiums was caused by a continuing shift to 95s (mortgages with loan-to-value ratios greater than 90% and equal to or less than 95%) with deeper coverage, coupled with a slight increase in the use of adjustable rate mortgages (ARMs). 95s with 30% coverage increased to 43.6% of new insurance written in the third quarter of 1996 compared with 40.6% in the third quarter of 1995. Similarly, 90s (mortgages with loan-to-value ratios greater than 85% and equal to or less than 90%) with 25% coverage increased to 41.0% in the third quarter of 1996 compared with 37.7% in the third quarter of 1995. ARMs increased to 17.4% of new insurance written in the third quarter of 1996 compared with 13.4% in the third quarter of 1995.

Refunded premiums decreased in the third quarter of 1996 to $3.5 million from $4.0 million in the third quarter of 1995 due primarily to the decrease in policy cancellations related to the decrease in mortgage refinancing volume during the third quarter of 1996. Ceded premiums written as a percentage of net new, renewal and refunded premiums decreased to 3.3% in the third quarter of 1996 compared with 12.0% in the third quarter 1995. The decrease in ceding percentages from 1995 was due to the elimination of approximately 10% of quota share cessions for policies written in 1996 and a larger portion of premiums remaining with the Company through the use of RGC as a reinsurer.

Mortgage insurance premiums earned increased 25.9% to $91.3 million in the third quarter of 1996, from $72.5 million in the third quarter of 1995. This increase is due primarily to the growth in insurance in force in 1996 over 1995, the impact of higher premium rates resulting from the shift to deeper coverage products and the reduction in 1996 quota share cessions.

The Company's net investment income in the third quarter of 1996 was $16.4 million compared with $15.7 million in the third quarter of 1995, an increase of 4.5%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from positive cash flows generated by operating activities, partially offset by a slight decrease in the average investment yield (pretax) to 6.0% during the third quarter of 1996 compared to 6.3% in the third quarter of 1995. Realized capital gains (net of losses) increased 35.5% to $4.2 million in the third quarter of 1996 from $3.1 million in the third quarter of 1995.

Mortgage insurance losses and loss adjustment expenses increased to $36.8 million in the third quarter of 1996 from $28.2 million in the third quarter of 1995, an increase of 30.5%. This increase was primarily the result of the growth in insurance in force in recent years, increased claim amounts associated with higher loan sizes and increased default rates in certain areas of the country.

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI since January 1, 1993, represented 76.0% of PMI's insurance in force at September 30, 1996, with the 1993 book of business alone representing 24.0%. This substantial volume of PMI's business is beginning to reach its expected peak claim period. Consistent with increasing mortgage principal amounts, claim amounts have risen in recent years. Also, PMI has been experiencing an acceleration in its claim payment process. This acceleration is a result of Fannie Mae's and Freddie Mac's loss mitigation efforts to make earlier determinations regarding claims. Management believes that this is only an acceleration of the timing of payments, and will not increase the number of claims ultimately paid by PMI. In addition to claim increases, PMI's default rate has increased to 2.03% at September 30, 1996 from the September 30, 1995 rate of 1.88%.

Default rates on PMI's California policies decreased to 3.63% at September 30, 1996, from 3.81% at September 30, 1995. Policies written in southern California in the years 1989 through 1993, which are in the historically highest claim period, are also generally believed to have been written at the high point of southern California real estate prices. The California economy continues to recover more slowly than anticipated when those policies were issued, and, as a result, California default rates for each of the policy years since 1989 may continue to experience an average default rate higher than the national average default rate. However, the default rate for California at September 30, 1996 improved over the June 30, 1996 and March 31, 1996 rates of 3.91% and 4.15%, respectively. Management believes that such rates are likely to continue to trend down closer to the national average default rate over time. See Cautionary Statement on page 13.

Mortgage insurance underwriting and other expenses increased 2.4% to $17.1 million in the three months ended September 30, 1996, from $16.7 million in the three months ended September 30, 1995. This marginal increase, in contrast to the higher growth rate in new insurance written, is primarily the result of management's focus on controlling expenses.

The mortgage insurance loss ratio increased to 39.9% in the three months ended September 30, 1996, compared with 38.2% in the corresponding period of 1995, while the expense ratio reported an improvement over 1995, dropping to 18.6% in the third quarter of 1996 from 23.9% in the third quarter of 1995. This resulted in a net decrease of 3.6 percentage points in the combined ratio to 58.5% in the third quarter of 1996 compared to 62.1% in the third quarter of 1995. The overall net decrease is the result of the strong growth in premiums in the third quarter of 1996, partially offset by the increase in losses and loss adjustment expenses discussed above.

Title insurance premiums earned increased 21.2% to $13.7 million in the third quarter of 1996, compared with $11.3 million in the third quarter of 1995. This improvement was due to expansion efforts of the title business, as well as the overall improvement in the volume of residential mortgage originations. Underwriting and other expenses increased 20.0% to $12.0 million in the third quarter of 1996, compared with $10.0 million in the third quarter of 1995. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 90.2% in 1996 from 93.2% in 1995, due to the strong growth in premiums. The title insurance industry expense ratios are much higher than those experienced in the mortgage insurance industry primarily because the commission rates paid to title agencies and attorneys are substantially higher than those paid to mortgage insurance sales agents, and because of the lack of renewal business to help absorb underwriting costs.

Other income, primarily revenues generated by MSC, increased to $1.9 million in the third quarter of 1996 from $0.8 million in the third quarter of 1995. This growth is primarily due to MSC's expansion of contract underwriting services.

The Company's effective tax rate increased to 29.4% in the third quarter of 1996, compared to 24.5% in the third quarter of 1995. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The increase in the effective rate in 1996 over 1995 was due to a greater portion of operating income generated from insurance operations rather than tax-free bond income, the state tax effect of PMI's transfer of APTIC to TPG in the form of a dividend, and a shift in the mix of the investment portfolio to a greater portion of taxable fixed income bonds.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income in the nine months ended September 30, 1996 was $119.5 million, a 17.9% increase over net income of $101.4 million in the nine months ended September 30, 1995. The increase was primarily attributable to increases in premiums earned and investment income (including capital gains) of 21.5% and 13.3%, respectively, partially offset by increases in losses and loss adjustment expenses and operating expenses of 20.7% and 15.2%, respectively. Earnings per share were $3.40 in the nine months ended September 30, 1996, compared with $2.89 in the corresponding period of 1995, a 17.6% increase. Excluding capital gains, earnings per share were $3.14 in the nine months ended September 30, 1996, compared with $2.70 in the corresponding period of 1995, a 16.3% increase. Revenues in the nine months ended September 30, 1996 were $362.4 million, a 21.0% increase over revenues of $299.6 million in the corresponding period of 1995.

New mortgage insurance written totaled $13.9 billion in the nine months ended September 30, 1996, compared with $10.4 billion in the corresponding period of 1995, a 33.7% increase. The increase in new insurance written resulted from the number of new mortgage insurance policies issued increasing by 28.7%, to 111,350 policies in the nine months ended September 30, 1996, from 86,550 policies in the corresponding period in 1995, and an increase in the average loan size to $125,000 from $120,000. Net mortgage insurance written (after quota share reinsurance) increased by 50.0% to $13.2 billion in the nine months ended September 30, 1996 from $8.8 billion in the nine months ended September 30, 1995. A contributing factor in this increase was the reduction in certain quota share reinsurance on new insurance writings. Effective for new policies written in 1996, PMI reduced its percentage of quota share cessions from approximately 15% in 1995 to 5% in 1996.

One of the factors contributing to the increase in new policies issued was the growth in market share in the nine months ended September 30, 1996 compared with the nine months ended September 30, 1995. PMI's market share of new insurance written increased to 14.2% in the first nine months of 1996 from 13.2% in the corresponding period of 1995. A second factor contributing to the increase in new policies issued was the growth in the total number of loan originations in the mortgage insurance industry in 1996 compared with the corresponding period of 1995, which was caused in part by increased refinancing activity in the first half of 1996. Refinancing as a percentage of PMI's new insurance written increased by 9.5 percentage points, to 18.6% in the nine months ended September 30, 1996 from 9.1% in the corresponding period of 1995.

Mortgage insurance net premiums written were $236.7 million in the nine months ended September 30, 1996, compared with $199.6 million in the corresponding period of 1995, an increase of 18.6%. The increase is attributable to the increase in new insurance written over the 1995 level, higher average premiums resulting from the increasing shift to deep coverage loans, higher average loan sizes and the growth of insurance in force. New premiums written decreased by 25.2% to $15.1 million in the nine months ended September 30, 1996 from $20.2 million in the corresponding period of 1995, while renewal premiums increased by 22.0% to $251.4 million in the nine months ended September 30, 1996 from $206.1 million in the corresponding period of 1995. The decrease in new premiums written during 1996 resulted primarily from the continuing shift to the monthly premium product, which represented 94.7% of new insurance written in the nine months ended September 30, 1996 compared with 82.9% in the corresponding period of 1995.

The increase in average premiums was caused by an increasing shift to policies with deeper coverage, partially offset by a decline in the use of ARMs. 95s with 30% coverage increased to 41.0% of new insurance written in the nine months ended September 30, 1996 compared with 32.4% in the corresponding period of 1995. Similarly, 90s with 25% coverage increased to 42.1% in the nine months ended September 30, 1996 compared with 30.0% in the corresponding period of 1995. ARMs decreased to 12.5% of new insurance written in the nine months ended September 30, 1996 compared with 24.9% in the corresponding period of 1995.

Refunded premiums increased in the nine months ended September 30, 1996 to $12.3 million from $8.7 million in the nine months ended September 30, 1995 due primarily to the increase in policy cancellations related to the increase in mortgage refinancing volume during the first half of 1996. Ceded premiums written as a percentage of net new, renewal and refunded premiums decreased to 7.0% in the nine months ended September 30, 1996 compared with 10.2% in the corresponding period of 1995, primarily due to the increased amount of new insurance written in 1996 falling under the 5% quota share treaty, rather than the 15% quota share treaty in effect in 1995.

Mortgage insurance premiums earned increased 20.5% to $255.4 million in the nine months ended September 30, 1996 from $212.0 million in the nine months ended September 30, 1995. This increase is due primarily to the growth in insurance in force in 1996 over 1995, the impact of higher premium rates resulting from the shift to deeper coverage products and the reduction in quota share cessions during 1996.

The Company's net investment income in the nine months ended September 30, 1996 was $49.9 million compared with $46.4 million in the corresponding period of 1995, an increase of 7.5%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from positive cash flows generated by operating activities, partially offset by a decrease in the average investment yield (pretax) to 6.2% in the nine months ended September 30, 1996 from 6.4% in the corresponding period of 1995. Realized capital gains (net of losses) reported a significant increase over 1995, up 39.2% to $14.2 million in the nine months ended September 30, 1996 from $10.2 million in the corresponding period of 1995.

Mortgage insurance losses and loss adjustment expenses increased to $99.0 million in the nine months ended September 30, 1996 from $81.7 million in the corresponding period of 1995, an increase of 21.2%. This increase was primarily the result of the growth in insurance in force in recent years, increased claim amounts associated with the higher loan sizes and increased default rates in certain areas of the country.

Mortgage insurance underwriting and other expenses increased slightly to $50.3 million in the nine months ended September 30, 1996, from $50.0 million in the nine months ended September 30, 1995, or 0.6%. This marginal increase, in contrast to the higher growth rate in new insurance written, is primarily the result of management's focus on controlling expenses.

The mortgage insurance loss ratio increased to 38.8% in the nine months ended September 30, 1996, compared with 38.6% in the corresponding period of 1995 due, in part, to the increase in losses and loss adjustment expenses discussed above. The expense ratio reported an improvement over 1995, dropping to 21.2% in the nine months ended September 30, 1996 from 25.0% in the corresponding period of 1995, resulting in a combined ratio of 60.0% in 1996, 3.6 percentage points better than the 1995 ratio of 63.6%.

Title insurance premiums earned increased 29.0% to $37.8 million in the nine months ended September 30, 1996, compared with $29.3 million in the corresponding period of 1995. This improvement was due to expansion efforts of the title business, as well as the overall improvement in the volume of residential mortgage originations. Underwriting and other expenses increased 26.7% to $33.7 million in the nine months ended September 30, 1996, compared to $26.6 million in the corresponding period of 1995. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 92.5% in 1996 from 95.6% in 1995.

Other income, primarily revenues generated by MSC, increased to $5.1 million in the nine months ended September 30, 1996 from $1.7 million in the corresponding period of 1995. This growth is primarily due to increased mortgage services operations resulting from higher refinancing activity and expansion of its contract underwriting services.

The Company's effective tax rate increased to 28.9% in the nine months ended September 30, 1996, compared to 24.8% in the corresponding period of 1995. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The increase in the effective rate in 1996 over 1995 was due to a greater portion of operating income generated from insurance operations rather than tax-free bond income, the state tax effect of PMI's $25.0 million dividend and transfer of APTIC to TPG and a shift in the mix of the investment portfolio to a greater portion of taxable fixed income bonds.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below.

TPG's principal sources of funds are dividends from PMI and APTIC, cash and investment income thereon and funds that may be raised from time to time in the capital markets. TPG does not expect that RGC, TPG's reinsurance subsidiary, will be in a position to pay dividends to TPG for at least the foreseeable future. Also, in February 1996, TPG executed two credit agreements totaling $50.0 million. At September 30, 1996, $5.0 million in borrowings and at October 31, 1996, $15.0 million in borrowings were outstanding under one of the credit agreements. These borrowings were used for the repurchase of TPG's common stock.

TPG's principal uses of funds are the payment of dividends to shareholders, payment of operating expenses, repurchase of TPG's common stock and any additional investments in the Company's current or future subsidiaries.

As of September 30, 1996, TPG had approximately $39.1 million of unrestricted funds available for the payment of future dividends to shareholders, corporate expenses and other costs. This amount has increased substantially from the December 31, 1995 amount due to the receipt of the $25.0 million dividend from PMI, less a $7.0 million capital contribution to RGC.

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

PMI generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from PMI's operating activities totaled $54.9 million and $71.1 million in the nine months ended September 30, 1996 and 1995, respectively. Operating cash flows decreased during 1996 due to the increased usage of the monthly premium product. These positive operating cash flows, along with that portion of the investment portfolio that is held in cash and highly-liquid securities, have historically met the liquidity requirements of PMI, as evidenced by the growth in its investment portfolio. PMI's investment portfolio was $1,083.4 million at September 30, 1996, compared with $1,026.7 million at September 30, 1995. Significant increases in claims, which could result from adverse economic conditions, could create increased liquidity requirements for PMI. Should PMI experience any temporary cash flow shortfall due to significantly higher than anticipated claims, or for other reasons, management anticipates funding such shortfall through sales of investments. In addition to claim requirements, management has committed approximately $10 million over a three year period for systems development and enhancement. This cash requirement will be provided by operating activities.

Consolidated reserve for losses and loss adjustment expenses increased from $192.1 million at December 31, 1995, to $199.5 million at September 30, 1996, an increase of $7.4 million, or 3.9%, primarily due to increasing defaults resulting from the growth in mortgage insurance in force discussed above.

Consolidated unearned premiums decreased from $140.3 million at December 31, 1995, to $117.7 million at September 30, 1996, a decrease of $22.6 million, or 16.1%. This decrease was primarily a result of the increase of mortgage insurance in force written under the monthly premium plan, which does not generate significant unearned premiums.

Consolidated shareholders' equity increased from $870.5 million at December 31, 1995, to $965.7 million at September 30, 1996, an increase of $95.2 million, or 10.9%. This increase consisted of $119.5 million of net income and stock options exercised of $1.0 million, offset by a decrease of $15.7 million in net unrealized gains on investments available for sale (net of tax), dividends declared of $5.3 million and treasury stock purchases of $4.3 million during the nine months ended September 30, 1996.

PMI's risk-to-capital ratio at September 30, 1996 was 15.0:1, compared to 15.8:1 at December 31, 1995.

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

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California where PMI has over 20% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.63% compared to 2.03% nationwide, as of September 30, 1996.

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

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

ITEM 1 - LEGAL PROCEEDINGS

APTIC has been named as a defendant in a purported class action complaint filed in the United States District Court for the Southern District of Florida. The complaint alleges, among other things, violations of the Real Estate Settlement Procedures Act ("RESPA"), intentional and negligent misrepresentations and unfair trade practices in connection with payments and other consideration purportedly paid to title agents. The complaint seeks damages under RESPA of three times the amount of any charges for title insurance paid to APTIC by purported class members, unspecified compensatory and punitive damages under state law, attorneys' fees, court costs and injunctive relief. Management of the Company believes that APTIC has meritorious defenses to such claims and intends to defend the action vigorously. Based on information presently available to the Company, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of the foregoing actions is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 5 - OTHER INFORMATION

PMI is pursuing various risk-sharing arrangements for certain of its customers, including offering various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate PMI for the risks associated with the coverage provided to its customers.

The Company named Victor Bacigalupi as Senior Vice President, General Counsel and Secretary effective November 4, 1996, to replace George Breed who will be retiring at the end of 1996. Prior to joining the Company, Mr. Bacigalupi was a partner of Bronson, Bronson & McKinnon LLP, since February 1992.

PMI's ability to pay dividends is limited under Arizona law and, as PMI is currently commercially domiciled in California, under California law. Due to a change in California law, effective as of January 1, 1997, PMI will no longer be deemed commercially domiciled in California. The insurance laws of Arizona provide that (i) PMI may pay dividends out of available surplus and (ii) without prior approval of the Arizona Insurance Director, such dividends during any 12-month period shall not exceed the lesser of 10% of policyholders' surplus as of the preceding year end or the last calendar year's investment income.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

         (b)   Reports on Form 8-K

                     No Reports on Form 8-K have been filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 5, 1996.



                                              THE PMI GROUP, INC.



                                              /s/  John M. Lorenzen, Jr.
                                              -----------------------------
                                              John M. Lorenzen, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer



                                              /s/  William A. Seymore
                                              -----------------------------
                                              William A. Seymore
                                              Vice President and Chief
                                              Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------


 10.3             The PMI Group, Inc. Stock Plan
                  for Non-Employee Directors

 11.1             Computation of Net Income
                  Per Share