Form 10-K
period 1996-12-31
PMI GROUP INC
filed 1997-03-31
CIK 935724

           SECURITIES AND EXCHANGE COMMISSION
              Washington, DC 20549

                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 1996
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-13664

                              THE PMI GROUP, INC.

            (Exact name of registrant as specified in its charter)

                                 601 Montgomery Street
      Delaware            San Francisco, California 94111         94-3199675
State of Incorporation  Address of principal executive offices  I.R.S. Employer
                                                              Identification No.
                                 (415) 788-7878
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------
Common Stock, $.01 par value                    New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on February 28, 1997 was $1,290,681,000, based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of the Registrant's common stock, as of the close of business on February 28, 1997: 34,134,084.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Items 6 through 8 of Part II. Portions of the Proxy Statement for registrant's 1997 Annual Meeting of Shareholders to be held on May 13, 1997 are incorporated by reference into Items 10 through 13 of Part III. The Exhibit Index is located on page 50.

                                    PART I


ITEM 1. BUSINESS

A.  GENERAL

The PMI Group, Inc. ("TPG") is a holding company which conducts its business through its direct wholly-owned subsidiaries PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation, Residential Guaranty Co. ("RGC"), an Arizona corporation, PMI Mortgage Guaranty Co., an Arizona corporation and American Pioneer Title Insurance Company ("APTIC"), a Florida corporation. In addition, PMI owns all of the outstanding common stock of PMI Mortgage Services Co. ("MSC"), a California corporation. PMI also owns 45% of the outstanding shares of common stock of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation. (TPG, its subsidiaries, MSC and CMG are collectively referred to as the "Company").

TPG, through PMI, is one of the leading mortgage insurers in the United States. In addition to primary mortgage insurance, TPG, through its subsidiaries, provides title insurance, contract underwriting and various services and products for the home mortgage finance industry. PMI was founded in 1972 and was acquired by Allstate Insurance Company ("Allstate") in 1973. In April 1995, Allstate sold a majority of TPG in an initial public offering (the "IPO").

PMI is licensed in all 50 states of the United States and the District of Columbia. At December 31, 1996, the Company's total assets were $1,509,919,000 and its shareholders' equity was $986,862,000. At December 31, 1996, 84.0% of the Company's $1,291,746,000 investment portfolio was invested in fixed income securities, over 98% of which were investment grade. PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard & Poor's Rating Services ("S&P"), "AA+" (Very Strong) by Fitch Investors Service, Inc. ("Fitch"), "AA+" (Very High) by Duff & Phelps Credit Rating Co. ("Duff & Phelps") and "Aa2" (Excellent) by Moody's Investors Service, Inc. ("Moody's"). See "L. Claims Paying Ability --Ratings", below.

Strategy

The Company's strategy is to maintain a leading position in the private mortgage insurance industry and enhance its profitability by increasing its insurance in force, from which it earns premiums, while sustaining the quality of its insurance portfolio through disciplined underwriting. PMI's overall risk management is based on loan-by-loan underwriting and utilization of its proprietary underwriting technology system ("pmiAURA(sm)"), and its proprietary automated residential appraisal analysis system ("pmiTERRA(sm)"). (See "I. Underwriting Practices -- Role of Technology", below.) PMI continually monitors and attempts to adjust the diversification of its insurance portfolio by emphasizing more profitable geographic regions and risk characteristics.

The Company also seeks to develop ancillary businesses that support its core mortgage insurance business, such as its investment in CMG, a joint venture with CUNA Mutual Investment Corporation, which offers mortgage guaranty insurance for mortgage loans originated by credit unions, reinsurance support provided by RCG to PMI and CMG relating to the deep coverage requirements instituted by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and MSC's contract underwriting services for mortgage loan originators. See "M. Other Businesses", below.

B.  PRODUCTS

PMI provides mortgage insurance coverage for lenders who receive a down payment of 20% or less from a borrower. PMI also provides mortgage insurance coverage for lenders for mortgages with: (i) loan-to-value ratios ("LTVs") in excess of 90% and less than or equal to 95% ("95s"); (ii) LTVs equal to or less than 90% and over 85% ("90s"); and (iii) LTVs in excess of 95% and up to 97% ("97s"). Fannie Mae and Freddie Mac require that 95s must have 30% coverage, 90s must have 25% coverage, and 97s must have 30% coverage.

Primary Insurance

PMI issues primary insurance for first lien mortgage loans on one-to-four unit residential properties, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by PMI and is generally underwritten on a loan-by-loan basis. (See "I. Underwriting Practices -- Delegated Underwriting", below.) Primary mortgage insurance provides mortgage default protection to lenders or investors on individual loans. PMI's obligation to an insured with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. In lieu of paying the coverage percentage of the claim amount, PMI has the option of: (i) paying the entire claim amount and taking title to the mortgaged property, or (ii) in the case of certain sales, paying the difference between the sales proceeds received by the insured and the claim amount up to a maximum of the coverage percentage. See "J. Defaults and Claims -- Claims", below.

PMI offers coverage ranging from 6% to 35% of the total of the outstanding loan principal, delinquent interest and certain expenses associated with a default and the subsequent foreclosure of a mortgage loan ("claim amount"), with the percentage of the total claim amount subject to payment by PMI in the event of a claim on a mortgage loan that is the subject of primary insurance ("coverage percentage") being predominantly in the 25% to 30% range for new insurance written ("NIW") for the year ended December 31, 1996. Fannie Mae and Freddie Mac requirements concerning levels of coverage on certain mortgages with high LTV ratios had the effect of increasing the average coverage percentage for PMI to 26.1% for the year ended December 31, 1996 from 25.4% for the year ended December 31, 1995. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the indebtedness to the insured. Coverage in excess of 25% of the indebtedness to the insured ("deep coverage") must be reinsured. To minimize reliance on third party reinsurers and to permit PMI to retain the premiums (and related risk) on deep coverage business, TPG formed RGC to provide reinsurance of such deep coverage to PMI and CMG. (See "K. Reinsurance -- RGC", below.) The coverage percentage insured by PMI is determined by the lender, usually to comply with Fannie Mae's and Freddie Mac's requirements to reduce the loss exposure on loans purchased by them. At December 31, 1996, PMI's average coverage percentage on insurance in force was 22.4%. See "C. Industry Overview-- Fannie Mae and Freddie Mac", below.

Mortgage insurance coverage cannot be canceled by PMI, except for nonpayment of premiums or certain material violations of PMI's Master Policy. Generally, mortgage insurance remains renewable at the option of the insured for the life of the loan at a rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year generally cannot be offset by renewal premium increases on policies in force or mitigated by nonrenewal of insurance coverage. Mortgage insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, which in turn remits the premiums to the mortgage insurer. PMI has two basic types of premium payment plans.

The first is a premium payment plan in which premiums are paid monthly over the term of the coverage ("Monthly Premium Plan"). Under PMI's Monthly Premium Plan only one or two months' premium is paid at the mortgage loan closing, and thereafter monthly premiums are collected by the loan servicer for monthly remittance to PMI. Monthly Premium Plans represented 95.1% of NIW in 1996. In January 1996, PMI introduced a mortgage insurance product called pmiNU MONTHLY(sm), under which the first monthly premium is payable at the time the first monthly mortgage payment is due. This plan reduces the amount a borrower would typically have to pay at closing, thereby, increasing mortgage loan affordability.

The second type of premium payment plan requires the payment of the first-year premium to be paid at the time of mortgage loan closing and annual renewal premium payments are paid in advance each year thereafter ("Annual Premium Plan"). Renewal payments generally are collected monthly from the borrower along with the mortgage payment and held in escrow by the loan servicer for annual remittance to PMI in advance of each renewal year. Annual Premium Plans represented 4.1% of NIW in 1996.

PMI also offers a premium payment plan which requires an initial premium payment that extends coverage for more than one year and involves a lump-sum payment at the loan closing, which may be refundable if the coverage is canceled by the insured lender (which generally occurs when the loan is repaid or the value of the property has increased significantly). The single premium can be financed by the borrower by adding it to the principal amount of the mortgage and generally covers the greater of 10 years or amortization of the underlying loan to an 80% LTV.

Risk-Sharing Products

In addition to standard primary insurance, PMI offers: (i) layered co-insurance, a primary mortgage insurance program for a covered loan for which a mortgage originator or a state housing authority retains liability for losses above a certain level of aggregate losses and below a second specified level of aggregate losses, above which the mortgage insurer retains liability; (ii) pmiADVANTAGE(sm), a lender paid mortgage insurance program that provides reductions from standard rates based on the quality of the business generated;
(iii) captive reinsurance, a program that allows a reinsurance company, generally an affiliate of the lender, to assume mortgage insurance default losses at a specified entry point up to a maximum aggregate exposure, up to an agreed upon amount of total coverage; and (iv) pmiEXTRA(sm) coverage, a product which provides an additional layer of primary mortgage insurance coverage (up to 15%) on all insured loans in a portfolio sold to government sponsored enterprises ("GSEs"). TPG has also offered a risk-sharing product that is based on the performance of a specified group of mortgage insurance policies. This product is designed to encourage quality originations and loss mitigation by lenders. To date the risk-sharing products have not represented a significant portion of PMI's or TPG's revenues. Several of the above risk-sharing products are not presently offered by PMI or TPG in all states due to the pendency of various regulatory issues. Management is unable to predict the impact of these regulatory issues on these products. See "K. Reinsurance", below.

C.  INDUSTRY OVERVIEW


Fannie Mae and Freddie Mac

Fannie Mae and Freddie Mac are the predominant purchasers and sellers of conventional mortgage loans in the United States, providing a direct link between the primary mortgage origination markets and the capital markets.

Since 1970, Fannie Mae and Freddie Mac have been permitted to purchase conventional high LTV mortgages only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required by the loan originations. Because loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and Freddie Mac without having to hold such capital, they are motivated to purchase mortgage insurance from insurers deemed eligible by Fannie Mae and Freddie Mac. PMI is an authorized mortgage insurer for both Fannie Mae and Freddie Mac. See "N. Regulation", below.

Since 1992, Fannie Mae and Freddie Mac have been subject to oversight legislation for GSEs which simultaneously tightened their capital requirements and set goals for affordable housing. Their goals are based on the percentage of loans purchased by the GSEs, determined by the number of dwelling units securing such loans. Fannie Mae's program of purchasing 97s is designed to help achieve its stated goal that 30% of the units financed be low-to-moderate income borrowers or in central cities. Fannie Mae also expanded its Community Home Buyers Program to include a commitment to purchase a certain volume of 97s. While 97s are likely to have greater risk than 95s, and, although priced higher, 97s have greater uncertainty as to pricing adequacy since they are relatively new to the market place. PMI began offering a 97% product in the third quarter of 1994. To aid in managing the greater risks, PMI offers pre-and post-loan credit counseling to borrowers using the 97% product.

TPG believes that the GSEs' announced goals for 1996 were that at least 40% of the units financed by each GSE be low- and moderate- income housing, and that 21% of such units be in underserved areas (which are defined as census tracts with either a median income no greater than 90% of area median, or with a median income no greater than 120% of area median income and a minority population of at least 30%). TPG believes that the GSEs' goals to expand purchases of affordable housing loans have increased the overall size of the total mortgage insurance market because such loans are traditionally in excess of 80% LTV, with a majority being in excess of 90% LTV.

To the extent Fannie Mae or Freddie Mac implements new eligibility requirements for mortgage insurers, changes the pricing arrangements for purchasing retained participation mortgages as compared to insured mortgages or alters or liberalizes underwriting standards on low down payment mortgages it purchases, private mortgage insurers, including PMI, will likely respond to or comply with such actions. Such actions could have a material adverse impact on the results of operations and financial condition of the Company. See "N. Regulation", and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

Freddie Mac's and Fannie Mae's automated underwriting services Loan Prospector(sm) and Desktop Underwriter(tm), respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. See "I. Underwriting Practices -- Delegated Underwriting", below.

Fannie Mae announced in 1996 its intentions to revise its policies regarding cancellation of mortgage guaranty insurance and the procedures its servicers will be required to follow regarding notifying borrowers of their rights to discontinue paying for mortgage guaranty coverage. To date, no final regulations have been issued. See "N. Regulation", below


Industry Performance

The results of operations of a primary mortgage insurer are affected, among other things, by: (i) the overall demand for and persistency of mortgage insurance. Persistency is the percentage of insurance policies in force 12 months prior to such date which remain in force on such date. Demand and persistency are related to the levels of home sales and refinancing activity, which in turn are influenced by a number of economic and demographic factors and trends, including housing affordability, interest rates, consumer confidence, GDP growth, rates of employment and inflation, and the aging of the U.S. population; (ii) the amount of NIW and any given mortgage insurer's percentage thereof, which are affected by such mortgage insurer's ability to compete against other private mortgage insurance companies as well as mortgage insurance provided by the Federal Housing Administration ("FHA") and, to a lesser extent, the Department of Veterans' Affairs (the "VA") and state housing insurance funds, and by the extent to which lenders forego third-party coverage and retain the full risk of loss on high LTV mortgage loans; (iii) the degree to which an insurer is able to charge premiums commensurate with the ultimate cost of the risks insured; (iv) claim frequency, which is influenced by national and regional economic conditions (including recessions), the geographic dispersion of risk in force, the borrower's equity in the home at the time of default, the underlying mortgage amount, the type and term of the insured mortgage and the type of property securing the mortgage; (v) claims severity, which is influenced in part by the amount of accrued interest on the mortgage loan, the foreclosure expenses and appreciation or depreciation in housing prices; (vi) an insurer's expenses; and (vii) the performance of an insurer's investment portfolio. The results of operations for PMI may be significantly affected in any period by any of the foregoing factors, as well as those matters described in Section Q. "Factors That May Affect Future Results and Market Price of Stock", below.

The following table shows key financial performance ratios for the private mortgage insurance industry since 1991. Private mortgage insurance industry numbers for 1996 will not be available from Moody's Investors Service, Inc., until November 1997. The combined ratio is a principal indicator of a private mortgage insurer's profitability on its insurance written. In respect of any year, the lower the combined ratio, the higher an insurer's earnings from its insurance underwriting activities, with a combined ratio below 100% indicating an underwriting profit for such year.

           Private Mortgage Insurance Industry Performance Ratios(1)(2)
           --------------------------------------------------------
                            1995    1994     1993    1992    1991
                            ----    ----     ----    ----    ----
Active Companies(3)
Loss ratio .............     48.5%   56.1%   54.4%   47.2%   44.8%
Expense ratio ..........     24.2    25.5    24.3    25.4    26.2
                            ------  ------  ------  ------  ------
Combined ratio .........     72.7%   81.6%   78.7%   72.6%   71.0%
                            ======  ======  ======  ======  ======

Total Industry
Loss ratio .............     51.4%   59.5%   56.6%   57.3%   58.3%
Expense ratio ..........     23.6    25.1    24.4    25.2    24.1
                            ------  ------  ------  ------  ------
Combined ratio .........     75.0%   84.6%   81.0%   82.5%   82.4%
                            ======  ======  ======  ======  ======

-------------
(1) Calculated using amounts determined under statutory accounting practices.
(2) Due to the increase in premiums written by active companies in recent years and the runoff of pre-1985 business, which constituted the bulk of the nonactive companies' operations, nonactive companies represent a decreasing percentage of total industry figures shown in the table, constituting 3.3% of the total industry net premiums earned in 1995.
(3) Includes mortgage insurers writing new mortgage insurance as of December 31, 1995.

Source:  Moody's Investors Service, Inc. Global Credit Research (November 1996)



D.  COMPETITION

The U.S. private mortgage insurance industry consists of nine active mortgage insurers, including Mortgage Guaranty Insurance Corporation ("MGIC"), GE Capital Mortgage Insurance Corporation ("GEMICO"), an affiliate of GE Capital Corporation, and United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc. PMI is the third largest private mortgage insurer in the United States based on new primary insurance written in 1996 and direct primary insurance in force at December 31, 1996. (Source: Inside Mortgage Finance.) In 1996, MGIC possessed the largest share of the private mortgage insurance market, with approximately 25.4% of new primary insurance written, and GEMICO, PMI and UGC had market shares of approximately 18.5%, 14.7% and 12.7%, respectively. (Source: Inside Mortgage Finance.) PMI presently anticipates that competitive pressures related to the availability of mortgage pool insurance will continue to negatively impact market share during the first half of 1997, due primarily to PMI's decision not to offer mortgage pool insurance. PMI's market share percentage includes 0.6% of the market held by CMG. See Part II, Item VII--"Management's Discussion And Analysis Of Financial Condition And Results of Operations".

PMI and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs which(1), accounted for 51.8%, 38.5% and 44.8% for 1994, 1995 and 1996, respectively, of all loans insured or guaranteed. The maximum individual loan amount that the FHA can insure is currently $160,950 and the maximum individual loan amount that the VA can insure has recently been increased to $203,150. Private mortgage insurers have no limit as to individual loan amounts that they can insure. Generally, PMI and other private mortgage insurers have a greater variety of insurance products than the FHA and VA. However, the FHA and VA

_____________________
(1) According to data from the Department of Housing and Urban Development ("HUD"), VA and Inside Mortgage Finance.

generally have more flexible loan underwriting guidelines than PMI and the other private mortgage insurers, the servicers of FHA- or VA-insured loans receive a higher servicing fee than they generally receive from loans insured with private mortgage insurance, and the FHA and VA provide higher insurance coverage percentages than private mortgage insurers. In addition, FHA and VA regulations allow the financing of almost all closing costs, including the initial mortgage insurance premium; thus, resulting in little or no cash being required of the borrower at closing. In contrast, mortgage lenders originating conventional loans and using private mortgage insurance generally are unable to finance the same level of closing costs, thus requiring the borrower to provide a greater amount of cash at closing.

In addition to competition from federal agencies, PMI and other private mortgage insurers face limited competition from state-supported mortgage insurance funds. As of December 31, 1996, several states (among them, California, Connecticut, Maryland, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

The following table sets forth (i) the dollar amount of total mortgage loan originations, (ii) mortgage loan originations insured by FHA/VA or private mortgage insurance and (iii) the percentage of such insured loan originations to total mortgage loan originations during the years 1992 through 1996:



                              Total Mortgage Loan Originations
                                   Year Ended December 31,
                      ------------------------------------------------

                        1996(1)     1995     1994      1993      1992
                       --------    ------   ------   --------  -------
                                  (Dollars in billions)

Total originations..   $808.1      $635.8   $773.1   $1,009.3   $893.7

FHA/VA and private
 mortgage
insured                $230.2      $178.9   $273.5   $257.5     $174.5
 originations.......
Percentage of total
originations .......   28.5%       28.1%    35.4%    25.5%      19.5%

----------
(1) Total originations data for the year ended December 31, 1996 are estimated.


For the year ended December 31, 1996, total mortgage originations increased to $808.1 billion from $635.8 billion for the year ended December 31, 1995 due to positive economic factors. During 1995 and 1996, loan originations where the borrower has only a 5% or less down payment have been running at historically high levels. Concurrently, consumer debt had risen to record levels, negatively affecting some borrowers' ability to meet their credit obligations on a timely basis. The Company believes this high level of debt was a factor in 1995, reflected in the poor quality of credit which occurred in several regions of the country and resulted, in part, in the mortgage origination market showing a decline during 1995. PMI expects the total volume of mortgage orginations to decrease in 1997. See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

The following table indicates the relative share of the mortgage insurance market based on NIW by FHA/VA and private mortgage insurers over the past five years.

                                  Federal Government and Private Mortgage Insurance Market Share
                                                   Year Ended December 31

                                          1996(1)         1995          1994         1993         1992
                                          ----            ----          ----         ----        -----
FHA/VA..........................          44.8%           38.5%         51.8%        46.9%        42.1%

Private Mortgage Insurance......          55.2%           61.5%         48.2%        53.1%        57.9%
                                        ---------------------------------------------------------------
TOTAL...........................         100.0%          100.0%        100.0%       100.0%       100.0%
                                        ===============================================================

----------
(1) Market share data for the year ended December 31, 1996 is estimated.



Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. One such proposal relates to increasing the FHA single-family loan limit to the same level as the Fannie Mae and Freddie Mac conforming loan limit. If enacted, the FHA loan limit would be increased to $214,600 nationwide. In another proposal, HUD is considering the viability of sharing single-family mortgage risk between the FHA and other partners, including private mortgage insurance companies. The Company is unable at this time to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and, if enacted, the effect on the Company, although the Company believes that any increase in the FHA loan limit could adversely affect the competitive position of PMI. In addition, the Office of the Comptroller of the Currency in 1996 granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated by such bank. The Office of Thrift Supervision is in the process of considering whether similar activities are permitted for savings institutions. These reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

PMI and other private mortgage insurers also compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high LTV mortgage loans rather than obtain insurance for such risk. In addition, Fannie Mae and Freddie Mac have in certain cases elected to accept a spread account funded from a portion of the servicing fees or a credit enhancement in lieu of mortgage insurance. Any change in legislation which affects the risk-based capital rules imposed on banks and savings institutions, or which change the GSEs' insurance requirements may affect the desirability of foregoing insurance for savings institutions or the GSEs and, therefore, affect the size of the insurance mortgage market. See "N. Regulation", below.

Certain mortgage insurers reinsure some portion of coverage issued to certain lenders with affiliates of those lenders. In addition, PMI is pursuing various risk-sharing arrangements for certain of its customers, including offering various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate PMI for the risks associated with the coverage provided to its customers. Management is unable to predict the impact of these arrangements on their long-term competitive effect. See "K. Reinsurance", below.

E.  MORTGAGE INSURANCE INDUSTRY MARKET SHARE

PMI's and CMG's market share of NIW grew to 14.7% at December 31, 1996 from 13.5% at December 31, 1995. (Source: Inside Mortgage Finance.) Numerous factors bear on the relative position of the private mortgage insurance industry versus the "direct" government and quasi-governmental competition as well as the "indirect" competition of lending institutions which choose to offer loans on an uninsured basis. PMI's market share, as measured by NIW, declined in the fourth quarter of 1996, compared to the third quarter of 1996, due primarily to PMI's decision not to offer mortgage pool insurance. PMI presently anticipates that competitive pressures related to the availability of mortgage pool insurance will continue to negatively impact market share during the first half of 1997. PMI's 1996 and 1995 market share includes approximately $810 million and $330 million, respectively, of NIW by CMG. See "D. Competition", above, "P. Cautionary Statement" and Part II, Item VII, "Management's Discussion And Analysis Of Financial Condition And Results of Operations".

The following table shows (i) the amount of primary insurance in force and new primary insurance written in the years 1992 through 1996 for all private mortgage insurers and for PMI, and (ii) PMI's market share for each of those periods.


                                                                                         New Primary Insurance
                                               Primary Insurance in Force (1)                 Written (2)
                                  --------------------------------------------------------------------------------------------------

                                   All Private                         All Private                      PMI
                                   Mortgage             PMI Market     Mortgage                         Market
Year                               Insurers     PMI        Share       Insurers            PMI (3)      Share
                                  -------------------------------------------------------------------------------------------------
  (Dollars in billions)
1992.............................    $284.6     $43.7       15.4%      $101.0            $19.4          19.2%
1993.............................     337.7      57.0       16.9        136.8             25.5          18.6
1994.............................     387.4      66.0       17.0        131.4             18.4          14.0
1995.............................     464.6      71.4       15.4        109.6             14.8          13.5
1996.............................     511.2      77.3       15.1        127.0             18.7          14.7

----------
(1) Amounts shown are at period end and include active and inactive private mortgage insurers. Source: MICA Fact Book.

(2) Does not include insurance written on seasoned loans (loans originated at least 12 months prior to the date on which they are insured with primary mortgage insurance). Source: Inside Mortgage Finance.

(3) Includes CMG NIW of $810 million and $330 million for the years ended December 31, 1996 and 1995, respectively.


F.  CUSTOMERS

PMI insures mortgage loans funded by mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. During 1996 the mortgage origination industry experienced significant consolidation, resulting in the market share for mortgage originators being concentrated among a smaller number of higher volume financial institutions. PMI expects this trend to continue into 1997. See "P. Cautionary Statement", below.

For the year ended December 31, 1996, PMI's primary customers were mortgage bankers, with the balance of its customers being savings institutions, commercial banks and other mortgage lenders. Mortgage brokers originate loans on behalf of mortgage lenders and are not master policyholders. As a result, mortgage brokers are not the beneficiaries of policies issued by PMI. The beneficiary under the master policy is the owner of the insured loan and, accordingly, when a loan is sold, the purchaser of the loan is entitled to the policy benefits.

To obtain primary insurance from PMI, a mortgage lender must first apply for and receive a master policy from PMI. PMI's approval of a lender as a master policyholder is based upon an evaluation of the lender's capacity to originate, underwrite and service mortgage loans, its financial soundness, and its management's demonstrated adherence to sound loan origination practices, among other factors. Substantially all of PMI's customers obtain mortgage insurance from more than one insurer. PMI had approximately 5,760 active master policyholders at December 31, 1996 (lenders who have purchased insurance since 1992 but not including branches and affiliates).

PMI's master policy sets forth the general published terms and conditions of the mortgage insurance coverage provided by PMI. The master policy does not obligate the lender to secure insurance from PMI, nor, except in the case of delegated underwriting, does it obligate PMI to issue insurance on a particular loan. The master policy requires that the lender apply for insurance coverage on individual loans and that a certificate must be issued for a loan before coverage becomes effective. See "I. Underwriting Practices", below.

A foundation of PMI's business strategy is proactive risk selection. PMI analyzes its portfolio in a number of ways to identify concentrations of risk. PMI believes that the quality of its insurance portfolio is affected predominantly by (i) the quality of loan originations (including the financial strength of the borrower and the marketability of the property); (ii) the attributes of loans insured (including LTV, purpose of loan, type of loan instrument and type of underlying property securing the loan); (iii) the geographic dispersion of the underlying properties subject to mortgage insurance; (iv) the seasoning of the insured portfolio; and (v) the quality of lenders' operations from which PMI receives loans to insure.

The composition of PMI's risk in force reflects several changes over the five-year period from 1992 to 1996. The relatively low interest rates during this period resulted in an increasing percentage of mortgages insured by PMI at a fixed rate of interest. For example, such mortgages represented 80.6% of risk in force at December 31, 1996, up from 73.2% at year-end 1992. Based on PMI's experience, fixed rate loans represent less risk than adjustable rate mortgages ("ARMs") because claim frequency on ARMs is generally higher than on fixed rate loans. Historically, borrowers prefer fixed rate mortgages during periods of low or decreasing interest rates due to a borrower's desire to lock in what are perceived to be desirable rates. PMI believes this trend will continue if interest rates remain at their current levels or decrease (See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.) PMI's percentage of risk in force has steadily increased during the five-year period from 1992 to 1996, although the percentage of new risk written comprised of 95s has decreased slightly from 51.7% for the year ended December 31, 1995 to 50.4%, for the year ended December 31, 1996. PMI charges higher premium rates for ARMs and 95s to compensate for the higher risk associated with such loans, although there can be no certainty that the differential in the higher premium rate will be adequate to compensate for the higher risk.

The following table reflects the percentage of PMI's direct risk in force (as determined on the basis of information available on the date of mortgage origination) by categories and as of the dates indicated:

                                                              Direct Risk in Force
                                        ------------------------------------------------------------
                                                                As of December 31,
                                        ------------------------------------------------------------
                                               1996        1995       1994          1993          1992
                                           --------   ---------    -------   -----------   -----------
Direct Risk in Force
 (In millions)...........................  $ 17,336    $15,130     $13,243   $    11,267   $     8,676
                                           ========    =======     =======    ===========   ===========
Lender Concentration:
 Top 10 Lenders (by original applicant)..     26.0%      22.5%       20.4%          19.5%        18.3%
                                           ========    =======     =======    ===========   ==========
LTV:
 95s (1).................................     44.7%      40.6%       35.7%          31.7%        30.4%

 90s and below (2).......................      55.3       59.4        64.3            68.3        69.6
                                           --------      -----      ------   -------------   ---------
    Total................................    100.0%     100.0%      100.0%          100.0%      100.0%
                                           ========     ======      ======   =============   =========

Average Coverage Percentage..............    22.4 %      21.2%       20.1%           19.8%       19.9%
                                            =======     ======      ======    ============    ========
Loan Type:
  Fixed..................................     80.6%       76.5%      74.1%         74.9%         73.2%
  ARM....................................    17.7         21.3       23.9          23.3          23.7
  ARM (scheduled/potential negative
  amortization)..........................     1.7          1.9        1.7           1.3           2.1
  Other.................................        0          0.3        0.3           0.5           1.0
                                           -------       -----       ----      -----------     ------
   Total.................................   100.0%      100.0%     100.0%          100.0%       100.0%
                                          ========     =======     ======      ===========     =======

Mortgage Term:
  15 years and under.....................     9.4%       8.6%        10.3%           11.5%        9.9%
  Over 15 years..........................    90.6       91.4         89.7            88.5        90.1
                                           -------     -------     ------       -----------     -------
    Total................................   100.0%      100.0%      100.0%          100.0%      100.0%
                                           =======     =======     ======       ===========     ======

Property Type:
  Single-family detached.................    86.7%       86.7%       86.3%           85.2%       83.0%
  Condominium............................     6.9         7.1         7.5             8.1        10.2
  Other (3)..............................     6.4         6.2         6.2             6.7         6.8
                                           -------      ------     -------       -----------    ------
     Total...............................   100.0%      100.0%      100.0%           100.0%      100.0%
                                           =======      ======     =======       ===========    =======

Occupancy Status:
  Primary residence......................    99.2%        99.3%       99.4%           99.3%       99.3%
  Second home............................     0.6          0.5         0.3             0.3         0.2
  Non-owner occupied.....................     0.2          0.2         0.3             0.4         0.5
                                           -------      -------    --------       -----------   --------
     Total...............................   100.0%       100.0%      100.0%          100.0%       100.0%
                                          ========      =======     =======       ===========   ========

Loan Amount:
  $100,000 or less........................    28.3%        28.8%       29.9%          31.7%         35.0%
  Over $100,000 and up to $151,725 (4)....    35.9         35.6        35.7           35.4          36.7
  Over $151,725 and up to $203,150 (5)....    23.8         23.0        22.3           21.1          19.1
  Over $203,150 and up to $250,000........     5.1          5.7         5.5            5.4           4.6
  Over $250,000...........................     6.9          6.9         6.6            6.4           4.6
                                           -------     ---------   --------        ----------    --------
   Total.................................    100.0%       100.0%      100.0%         100.0%        100.0%

----------
(1) Includes 97s, representing 1.1% of PMI's risk in force as of December 31, 1996.

(2) PMI includes in its classification of 90s, for purposes of applying its underwriting standards, determining premiums and in the table above, loans where the borrower makes a down payment of 10% and finances the mortgage insurance premium payment as part of the loan (thus, increasing the principal balance of the loan to over 90% LTV). Fannie Mae classifies these loans as 95s, which has had the effect of limiting the marketability of these. At December 31, 1996, less than 5% of PMI's risk in force consisted of these types of loans.

(3) Includes two-to-four unit dwellings, townhouses, row houses and cooperatives.

(4) $151,725 was the maximum individual loan amount that the FHA could insure. Such amount was increased to $152,363 in the third quarter of 1994 and increased to $160,950 as of February 1997.

(5) $203,150 is the maximum principal balance of loans originated after November 1, 1992 eligible for purchase by Fannie Mae and Freddie Mac. After January 1996, the maximum principal balance of loans eligible for purchase increased to $207,000 and further increased to $214,600 as of February 1997.

G.  SALES AND MARKETING

PMI's Marketing Department has primary responsibility for advertising, sales materials, and the creation of new products and services. The Operations Division of the Marketing Department is accountable for coordinating new product development among all appropriate internal PMI functions. PMI's Strategic Marketing Division focuses on emerging opportunities in PMI's markets, such as new products and services and strategic alliances.

PMI employs a field sales force of over 100 people located throughout the country to sell its products, and underwrites loans and services lenders through 19 field offices located in 17 states. PMI's sales force is made up of individuals in five basic sales positions: (i) account representatives, who provide day-to-day service to PMI's customers in a particular geographic territory and who also work to expand the customer base within the sales territory by making prospect calls; (ii) account executives, who are responsible for sales in a particular geographic territory and who focus on loan officers, branch managers and executives at PMI's customers; (iii) account managers, who are responsible for sales in a one or two state area and provide services to regional offices of PMI's customers; (iv) managing directors, who are responsible for sales in a particular multistate sales region; and (v) national account directors, who are responsible for sales management on a national level and call on executives at PMI's largest customers. During 1996, PMI's sales force received compensation comprised of a base salary with incentive compensation tied to performance objectives.


H.  PRICING

PMI's Actuarial Services Department has primary responsibility for setting premium rates and for setting and reviewing PMI's reserves for losses and loss adjustment expenses. In addition, the Strategic Pricing Division of the Department works with the Strategic Marketing Division to develop and price new products to meet emerging customer needs.

PMI's premium rates are based upon the expected risk of a claim on the insured loan and take into account the LTV, loan type, mortgage term, occupancy status and coverage percentage. In addition, PMI's premium rates take into account persistency, operating expenses and reinsurance costs, assets pledged by the borrower in lieu of a down payment, possible risk-sharing with the lender or other parties, as well as company profit and capital needs, and the prices offered by competitors.

PMI generally uses a national pricing strategy, although PMI underwrites loans on the basis of both national and territorial underwriting guidelines. In establishing national prices, PMI takes into account the geographic dispersion of its book of insurance by considering the levels of claims expense that PMI expects will be associated with different states. From time to time, regional economies can perform much worse than the national average. PMI believes that a national pricing strategy helps to offset deficiencies in one region with surpluses in other regions on a year-to-year basis.

PMI's premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to being justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general loss experience in the mortgage insurance industry may also be considered.

I.  UNDERWRITING PRACTICES

Risk Management Approach

PMI underwrites its primary business based upon the historical performance of risk factors of individual loan profiles, and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision making. PMI's underwriting process evaluates five categories of risk:

    o BORROWER. An evaluation of the borrower's credit history is an integral part of PMI's risk selection process. In addition to the borrower's credit history, PMI analyzes several factors, including the borrower's employment history, income, funds needed for closing, and the details of the home purchase.

    o LOAN CHARACTERISTICS. PMI analyzes four general characteristics of the loan product to quantify risk: (i) LTV; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. Certain categories of loans are generally not insured by PMI because such loans are deemed to have an unacceptable level of risk, including loans on non-owner occupied properties, loans with scheduled negative amortization, and loans originated using limited documentation.

    o PROPERTY PROFILE. PMI reviews appraisals regarding methodology used to determine the property price.

    o HOUSING MARKET PROFILE. PMI places significant emphasis on the condition of regional housing markets in determining its underwriting guidelines. PMI analyzes the factors that impact housing values in each of its major markets and closely monitors regional market activity on a quarterly basis.

    o MORTGAGE LENDER. PMI tracks the historical risk performance of all customers that hold a master policy. This information is factored into the determination of the loan programs that PMI will approve for various lenders.

PMI uses national and territorial underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. The national guidelines have developed over time and take into account PMI's loss experience and the underwriting guidelines of Fannie Mae and Freddie Mac.

In 1988, PMI developed a report called the Economic Real Estate Trends ("ERET") to assist in analyzing regional and local market conditions. ERET assigns ratings to 100 Metropolitan Statistical Areas ("MSAs") by tracking and analyzing a number of economic and housing industry factors on a quarterly basis. This report is used to help establish territorial underwriting guidelines which allow PMI to take more or less risk in a given market based on such market's economic condition. This rating is also incorporated in the automated appraisal review process during the underwriting evaluation. PMI was the first mortgage insurance company to provide mortgage originators with formal territorial underwriting guidelines to address local real estate market conditions.

PMI expects its underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI's underwriting guidelines. Accordingly, PMI's underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and have discretionary authority to insure loans which are substantially in conformance with PMI's published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval.

Underwriting Process

To obtain mortgage insurance on a specific mortgage loan, a master policyholder typically submits an application to one of PMI's regional underwriting offices, supported by various documents. Besides the standard full documentation submission program, PMI also accepts applications for insurance under a reduced documentation submission program (the "Quick Application Program"), which is limited to those lenders with a track record of high quality business. The amount of business written under the Quick Application Program was 18.5% of PMI's NIW in 1996.

The documents submitted to PMI by the mortgage lender generally include a copy of the borrower's loan application, an appraisal report or other statistical evaluation on the property by either the lender's staff appraiser or an independent appraiser, a written credit report on the borrower and, under the standard full documentation submission program, a verification of the borrower's employment, income and funds needed for the loan closing (principally, down payment) and the home purchase contract. Once the loan package is received by one of PMI's field underwriting offices, key borrower, property and loan product information is extracted from the file by an underwriting staff member and analyzed by pmiAURA(sm) and pmiTERRA(sm). Currently, a majority of applications are approved by the automated underwriting systems and an insurance certificate is automatically issued. Such applications generally have favorable risk characteristics, such as strong borrower credit ratings, low borrower debt-to-income ratios and stable borrower income histories. Any loans not automatically approved are referred to an underwriter for review of the entire insurance application package. The underwriter reviews the detailed systems analysis and borrower, loan and property profiles to determine if the risk is acceptable. The underwriter either approves, delays the final decision pending receipt of more information or declines the application for insurance. PMI generally responds within one business day after an application and supporting documentation are received.

PMI's Quick Application Program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders' files on loans submitted under this program.

PMI's rejection rate declined to approximately 10% for the year ended December 31, 1996 from 12.6% for the year ended December 31, 1995, as a result of improving real estate markets and the continued development of highly effective risk management and monitoring tools. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted business and reduce the rejection rate.

Role of Technology

PMI was the first mortgage insurer to receive an application for insurance electronically through an electronic data interchange ("EDI") link with a lender. EDI links, through pmi PAPERLESS(sm), serve to reduce paperwork for both PMI and its customers, streamline the process by which mortgage insurance is applied for, reduce the number of errors associated with re-entering information, and increase the speed with which PMI is able to respond to applications, all of which can enhance PMI's relationship with lenders.

In 1987, PMI completed development of pmiAURA(sm) in conjunction with Allstate. The system was developed utilizing five years of performance information from approximately 300,000 borrower profiles. The system employs claim and risk statistical models to predict the relative likelihood of default by a mortgage borrower. pmiAURA(sm) assigns all applications received by PMI a risk score predicting the likelihood of default, and automatically refers certain applications to underwriters based on higher risk characteristics, territorial underwriting guidelines or other administrative requirements. PMI has updated the pmiAURA(sm) database with newer performance data of over 1.5 million loans, and has added economic and demographic information to the database in order to enhance pmiAURA(sm)`s predictive power. During 1996, the third generation of pmiAURA(sm) was released and is expected to give lenders and investors a more complete picture of a loan's relative risk of default and the MSA economic factors that are related to default risk. This latest upgrade will enable the pmiAURA(sm) system to generate three types of scores: a loan risk score that assesses the risk solely due to the borrower, loan and property characteristics independent of market risk; a market score which is a measure of the default risk due solely to the metropolitan area economic conditions; and the pmiAURA(sm) Score, which combines the information in the loan risk and market scores. PMI intends to further update the model from time to time.

In 1991, the pmiTERRA(sm) system was installed to complement pmiAURA(sm) by providing a fully automated appraisal analysis, and currently contains over 750,000 residential property profiles. This analysis determines if the appraiser adequately supported the final estimate of value. A key ingredient in the appraisal model is the economic market acceptability rating from ERET. This rating allows pmiTERRA(sm) to evaluate an appraisal considering the health of the real estate market in which the property is located.

The automated underwriting systems free underwriters from having to review the highest quality applications, and enable the underwriters to focus on more complex credit packages and market and lender analyses. In addition to their use in underwriting almost all of PMI's mortgage insurance applications from lenders, the automated underwriting systems provide daily reports that assist underwriting management in monitoring the credit and property risk being committed for mortgage insurance. On the basis of its experience with the automated underwriting systems, PMI believes that, in addition to improving underwriting results, these automated underwriting systems have improved PMI's underwriting efficiency and have brought consistency to the underwriting judgment process.

As an added benefit, pmiAURA(sm)'s extensive database provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key factors. These reports allow PMI's underwriting management to monitor risk quality on a daily basis and to formulate long-term responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI's underwriting guidelines. PMI also furnishes these performance reports to lenders in order to help them to understand more completely the risk profiles of the loans they originate and the applications PMI is most likely to approve.

Underwriting Personnel

PMI employs a field underwriting staff of over 200 located in 19 regional underwriting offices. The field underwriters are limited in their authority to approve certain mortgage loans. The authority levels are tied to underwriter position, knowledge and experience, and relate to loan amounts, percentage of insurance coverage and property type, depending on territorial guidelines. All PMI underwriting offices are subject to on-site annual reviews conducted by home office underwriting management and periodic quality-control checks performed by the internal audit department. The corporate underwriting department also completes a monthly file review of approved applications from each field office. PMI's underwriting management personnel are eligible to participate in a bonus plan; all other personnel are compensated solely by salary. PMI's field and corporate underwriting managers have an average of over 14 years of loan underwriting experience.

Delegated Underwriting

PMI's Partner Delivered Quality(R) Program (the "PDQ Program"), introduced in 1991, is a delegated underwriting program whereby approved lenders are allowed to determine whether loans meet program guidelines and requirements approved by PMI and are thus eligible for mortgage insurance. At present, over 1,100 lenders actively approve applications under the PDQ Program. PMI's delegated business accounted for 39.9% and 33.4% of PMI's NIW in 1996 and 1995, respectively, and represented 22.7% of PMI's total risk in force at December 31, 1996. PMI believes the percentage of risk in force written under the PDQ Program will increase further in the future as the program is expanded to include additional qualified lenders. Delegated underwriting enables PMI to meet mortgage lenders' demands for immediate insurance coverage of certain loans. Such types of programs have now become standard industry practice due, PMI believes, to general customer satisfaction with delegated underwriting.

Under the PDQ Program, customers utilize their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. Once the lender notifies PMI of an insured loan, key loan risk characteristics are evaluated by the pmiAURA(sm) model to monitor the quality of delegated business on an ongoing immediate basis. Additionally, PMI audits a representative sample of loans insured by each lender participating in the PDQ Program on a regular basis to determine compliance with program requirements. If a lender participating in the program tentatively commits PMI to insure a loan which fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such loan except under certain narrowly-drawn exceptions to coverage (for example, maximum loan-to-value criteria). Loans that are not eligible for the PDQ Program may be submitted to PMI for insurance coverage through the normal process. PMI's PDQ Program is also utilized to process loans approved by Freddie Mac's Loan Prospector(sm) system. PMI has currently limited its participation with Loan Prospector(sm) to only those lenders who are approved to use the PDQ program.

PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans because: (i) only qualified lenders who demonstrate underwriting proficiency are eligible for the program; (ii) only loans meeting average-to-better underwriting eligibility criteria are eligible for the program; and (iii) PMI has the ability to monitor the quality of loans submitted under the PDQ Program with proprietary risk management tools and an on-site audit of each PDQ lender. See "P. Cautionary Statement", below.


J.  DEFAULTS AND CLAIMS

Defaults

PMI's default rate has increased to 2.19% at December 31, 1996 from the December 31, 1995 rate of 1.98%. This increase was primarily caused by a growth in the inventory level of notices of delinquency ("NOD"), in 1996 due primarily to the maturation of PMI's 1992, 1993 and 1994 books of business. PMI expects this trend to continue in 1997. See "P. Cautionary Statement", below.

The claim process begins with the insurer's receipt of notification of a default from the insured on an insured loan. Default is defined in the master policy as the failure by the borrower to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify PMI of defaults generally within 130 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting in 1996 by PMI insureds was approximately 60 days after initial default. PMI has historically included all defaults reported by the lenders in its default inventory, regardless of the time period since the initial default. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and the level of interest rates. Defaults that are not cured result in a claim to PMI. See "Claims" below. Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage.

The following table shows the number of loans insured by PMI, related loans in default, default rate, dollar amount of insured loans in default and dollar amount of direct risk with respect to insured loans in default.



                       Historical Default Rates
                      Total Insured Loans in Force
                        Year Ended December 31
                        (Dollars in thousands)

                _______________________________________________________________________
                       1996           1995         1994          1993           1992
                _______________________________________________________________________

Number of Insured
  Loans in Force        700,084       657,800       612,806       543,924     428,745

Number of Loans
  in Default             15,326        13,022        11,550         9,842       8,702

Default Rate              2.19%         1.98%         1.88%         1.81%        2.03%

Dollar Amount of
  Insured Loans in
  Default             $1,597,706    $1,387,999    $1,198,301      $925,469    $741,792

Dollar Amount of
  Risk in Force with
  Respect to Insured
  Loans in Default       $348,632      $286,981      $243,426      $191,110    $157,290


Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below illustrate the impact of economic cycles on the various regions of the United States and the ten largest states by PMI's risk in force as of December 31, 1996. The South Central region (which includes the "Oil Patch" states) experienced adverse economic conditions in the mid-to-late 1980s and New England experienced adverse economic conditions in the early 1990s. Both regions have subsequently recovered and show positive trends.

Default rates on PMI's California policies decreased to 3.81% at December 31, 1996, from 4.08% at December 31, 1995. Policies written in southern California in the years 1989 through 1993, which are in the historically highest claim period, are also generally believed to have been written at the high point of southern California real estate prices. Claim sizes on California policies tend to be larger than the national average claim size due to higher loan balances relative to other states. (See "Claims", below). The California economy continues to recover more slowly than anticipated when the policies were issued. Accordingly, California default rates for each of the policy years since 1989 may continue to experience an average default rate higher than the national average default rate. However, the default rates for California experienced year over year improvements in the third and fourth quarters of 1996, and management expects this trend to continue in 1997. See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

                                         Default Rates By Region (1)
                                              As of Period End,
                  ---------------------------------------------------------------------------
                             1996                       1995
                  ---------------------------------------------------------------------------
Region            4th Q   3rd Q  2nd Q  1st Q  4th Q  3rd Q  2nd Q  1st Q  1994   1993   1992

Pacific(2).......  3.22%  3.03%  3.21   3.39%  3.34%  3.10%  3.09%  3.17%  2.99%  2.39%  1.97%
New England (3)    1.80   1.77   1.80   2.07   1.93   1.88   1.89   1.90   1.98   2.22   2.81
Northeast (4) .    2.52   2.38   2.22   2.33   2.22   2.14   2.09   2.09   2.11   2.19   2.53
South............  1.67   1.63   1.55   1.64   1.51   1.56   1.76   1.70   1.76   1.87   2.42
Central(5)
Mid-Atlantic(6)    2.03   1.79   1.62   1.75   1.65   1.56   1.73   1.63   1.60   1.60   1.78
Great Lakes(7)     1.82   1.68   1.30   1.33   1.21   1.16   1.31   1.31   1.28   1.48   1.81
Southeast(8).....  1.93   1.77   1.61   1.61   1.53   1.44   1.52   1.44   1.41   1.38   1.91
North............  1.61   1.52   1.38   1.42   1.31   1.18   1.27   1.16   1.03   1.01   1.19
Central(9)
Plains(10).......  1.21   1.08   1.02   0.81   0.89   0.78   0.75   0.69   0.68   0.72   0.96

Total Portfolio    2.19%  2.03%  1.96%  2.07%  1.98%  1.88%  1.95%  1.93%  1.88%  1.81%  2.03%

(1) Defaults rates are shown by region on location of the underlying property

(2)       Includes California, Hawaii, Nevada, Oregon and Washington.

(3) Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

(4)       Includes New Jersey, New York and Pennsylvania.

(5) Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.

(6)       Includes Delaware, Maryland, Virginia, Washington, D.C.  and West
          Virginia.

(7)       Includes Indiana, Kentucky, Michigan and Ohio.

(8) Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

(9)       Includes Illinois, Minnesota, Missouri and Wisconsin.

(10) Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.


           PMI's Default Rates for Top 10 States by Total Risk in Force (1)

                 Percent of PMI's
                 Primary Risk
                       in                                    Default Rate
                  Force as of           --------------------------------------------------------
                 December 31,                              As of December 31,
                                        --------------------------------------------------------
State                1996                   1996        1995      1994      1993      1992
-----              -----------             -----       -----      ----     -----     -----
California           22.0%                  3.81%      4.08%      3.72%     2.89%     2.35%
Florida               6.7                   2.40       1.92       1.86      1.79      2.53
Texas                 5.9                   2.04       1.85       2.29      2.21      2.78
Virginia              4.8                   1.54       1.18       1.20      1.24      1.50
Washington            4.3                   1.58       1.21       0.96      0.96      0.84
Massachusetts         4.3                   1.73       1.91       2.04      2.43      3.27
New York              4.1                   2.59       2.30       2.00      1.99      2.31
Pennsylvania          4.0                   2.13       1.91       1.72      1.83      2.05
Maryland              3.8                   2.59       2.26       2.14      2.02      2.02
Illinois              3.7                   2.14       1.84       0.60      1.71      1.59

Total Portfolio     100.0%                  2.19%      1.98%      1.88%     1.81%     2.03%

(1)Top ten states as determined by total risk in force as December 31, 1996. Default rates are shown by states based on location of the underlying property.

Claims

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1991 through December 31, 1994 represents 55.4% of PMI's insurance in force at December 31, 1996, with the 1993 book of business alone representing 22.5%. This substantial volume of PMI's business is in its expected peak claim period. Consistent with increasing coverage percentages and increasing mortgage principal amounts, claim amounts have risen in recent years. Claims paid in 1996 were $130.1 million compared with $93.7 million in 1995. Also, PMI has been experiencing an acceleration in its claim payment process. This acceleration is a result of Fannie Mae's and Freddie Mac's loss mitigation efforts to make earlier determinations regarding delinquent loans and to accelerate the loan foreclosure and claim process. PMI believes that this is only an acceleration of the timing of payments, and will not increase the expected number of claims ultimately paid by PMI. See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

Policies written in California accounted for approximately 73% and 67% of the total dollar amount of claims paid in 1996 and 1995, respectively. Although PMI expects that during 1997 California will continue to account for the majority of total claims paid, PMI also anticipates that California claims paid as a percentage of total claims paid will begin to decline consistent with the decline in default rates on PMI's California policies. (See "Defaults", above). Accordingly, PMI anticipates the average claim size to decrease over the long term. See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

The frequency of claims does not directly correlate to the frequency of defaults because the rate at which defaults cure is influenced by (i) the individual borrower's financial resources and circumstances, and (ii) regional economic differences. Whether an uncured default leads to a claim principally depends on the borrower's equity at the time of default and the borrower's (or the insured's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. During the default period, PMI works with the insured for possible early disposal of the underlying property when the chance of the loan reinstating is minimal. Such dispositions typically result in a savings to PMI over the percentage coverage amount payable under the master policy.

Under the terms of PMI's master policy, the lender is required to file a claim with PMI no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. An insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys' fees. Such claim amount is subject to review and possible adjustment by PMI. Depending on the applicable state foreclosure law, an average of about 12 months elapses from the date of default to payment of a claim on an uncured default. PMI's master policy excludes coverage on loans secured by property with physical damage, whether caused by fire, earthquake or other hazard where the borrower's default was caused primarily by an uninsured casualty.

PMI has the right to rescind coverage (and not pay a claim) if the lender, its agents or the borrower misrepresent material information in the insurance application. According to industry practice, a misrepresentation is generally considered material if the insurer would not have agreed to insure the loan had the true facts been known at the time of certificate issuance. In 1988, PMI became the first mortgage insurer to offer an incontestability feature as part of its master policy. This feature provides insureds relief from PMI's right of rescission for material misrepresentations if parties other than the lender or its agents made such misrepresentations, provided that the borrower has made at least 12 regularly scheduled payments on the loan from the borrower's own funds.

Within 60 days after a claim has been filed, PMI has the option of: (i) paying the coverage percentage specified in the certificate of insurance (usually 17% to 30% multiplied by the claim amount); (ii) in the event the property is sold pursuant to an arrangement made prior to or during the 60-day period after the claim is filed (a "prearranged sale"), paying the lesser of (A) 100% of the claim amount less the proceeds of sale of the property and (B) the coverage percentage multiplied by the claim amount, or (iii) paying 100% of the claim amount in exchange for the insured's conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired through the last option are included on PMI's balance sheet in other assets as residential properties from claim settlements (also known as "REO"). PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment. Generally, however, PMI settles by paying the coverage percentage multiplied by the claim amount. In 1996 and 1995, PMI settled 11% and 13%, respectively, of the primary claims processed for payment on the basis of a prearranged sale. In each of 1996 and 1995, PMI exercised the option to acquire the property on less than 3% of the primary claims processed for payment. At December 31, 1996, PMI owned $1.4 million of REO valued at the lower of cost or estimated realizable value.

The ratio of the claim paid to the original risk in force relating to such loan is referred to as claim severity and is a factor that influences PMI's losses. The main determinants of claim severity are the accrued interest on the mortgage loan and the foreclosure expenses. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales and other early workout efforts help to reduce overall severity. The average claim severity level has decreased slightly from 99.9% in 1992 to 99.8% in 1996, but PMI expects this level will increase in 1997. See "P. Cautionary Statement", below.

Technology for Claims and Servicing

Technology is an integral part of the claims and servicing process and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies and improving customer service. PMI uses a personal computer-based automated claim-for-loss worksheet program, developed in 1987, which compiles pertinent data while automatically calculating the claim amount and predicting the best settlement alternative. PMI also developed ClaimEase(sm), a reduced documentation claim process which allows the insured to file claims earlier, reduce paperwork and receive claim settlements more quickly. To enhance efficiencies and ease of use for its customers, PMI developed Document Free ClaimEase(sm), which is designed to require only an addendum to the uniform claim-for-loss worksheet. In addition, several technology tools have also been developed by PMI in 1995: pmiPHONE-CONNECT(sm), which is a voice response application, enabling the insured to access PMI's database by using their phones to inquire on the status of their coverages and get information on billings, refunds, coverage and renewals; pmiPC-CONNECT(sm), which gives the insured the ability to dial into PMI's database using a modem-equipped personal computer to inquire about and update certain loan information, including the filing of claims; PMI is also capable of receiving claims via EDI. To contain costs and expand internal efficiencies, PMI uses optical imaging in its claims functions, allowing PMI to eliminate the transfer and storage of documents relating to claims. PMI, through its automatic default reporting process ("ADR"), allows paperless reporting of default information by the insured. In 1996, approximately 82% of all Notices of Delinquency were reported using this ADR system.

Cumulative Losses

Cumulative losses paid by PMI at the end of each successive year after the year of original policy issuance ("policy year"), are expressed as a percentage of the cumulative premiums written on such policies. For example, for the 1985 policy year, at the end of the third year after origination (1987), cumulative losses paid on all policies originally issued in 1985 represented 18.8% of the cumulative premiums written on such policies; by the end of the twelfth year after origination (1996), this percentage was 65.8%.

In 1985, PMI adopted substantially more conservative underwriting standards that, along with increased prices and generally improving economic conditions in various regions, are believed to have contributed to the substantially lower cumulative loss payment ratios in 1985 and subsequent years. PMI's cumulative loss payment ratios have shown general improvement since policy year 1982. This reflects both improved claims experience for the more recent years and higher premium rates charged by PMI beginning in 1984. Policy years 1986 through 1988 generally have had the best cumulative loss payment ratios of any years since 1981. Policy years 1989 through 1992, in most cases, display somewhat higher loss payment ratios than 1986 through 1988 at the same age of development. This is due primarily to the increased refinancing of mortgages originated in policy years 1989 to 1993, resulting in reduced aggregate premiums, and to higher default rates on California loans, which have demonstrated relatively higher persistency. PMI believes three years of payment history from the loan origination date is required to assess cumulative loss experience. As a result, policy year 1993 is the last year discussed.

Loss Reserves

A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory, PMI (similar to other mortgage insurers) establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expense ("LAE") reserves and incurred, but not reported, reserves. These reserves are estimates and there can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. The Company's profitability and financial condition would be adversely affected to the extent that loss reserves are insufficient to cover the actual related claims paid and expenses incurred. Consistent with industry accounting practices, PMI does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

PMI's reserving process for primary insurance segments default notifications by year of receipt of the notice by PMI (the "report year method"). In the report year method, ultimate claim rates and average claim amounts selected for the current and each of the four prior report years are estimated based on past experience and management judgment. Claim rates and amounts are also estimated by region for the most recent report years to validate nationwide report year estimates, which are then used in the normal reserving methodology. For each report year, the claim rate, estimated average claim amount and the number of reported defaults are multiplied together to determine the amount of direct incurred losses for that report year. Losses paid to date for that report year are subtracted from the estimated report year incurred losses to obtain the loss reserve for that report year. The sum of the reserves for those five years, together with a reserve for expected losses on the few defaults still pending from prior years, yields the total loss reserve on reported defaults. PMI reviews its claim rate and claim-report amount assumptions on at least a quarterly basis and adjusts its loss reserves accordingly. The impact of inflation is not explicitly isolated from other factors influencing the reserve estimates, although inflation is implicitly included in the estimates. PMI does not discount its loss reserves for financial reporting purposes.

PMI's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process, especially in light of the rapidly changing economic conditions over the past few years in certain regions of the United States. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future.

PMI's Actuarial Services department performs the loss reserve analysis. On the basis of such loss reserve analysis, management believes that the loss reserves are, in the aggregate, computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations of the State of Arizona. Management believes that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of its policies and agreements. See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

Such reserves are necessarily based on estimates and the ultimate net cost may vary from such estimates. These estimates are regularly reviewed and updated using the most current information available. Any resulting adjustments are reflected in current financial statements. The following table is a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for each of the last three years:

                                                              1996        1995        1994
                                                                     (In thousands)
Balance, January 1.......................................   $192,087    $173,885    $135,471
Less reinsurance recoverables............................     17,899      17,569      12,649
                                                            --------    --------    --------
Net Balance, January 1...................................    174,188     156,316     122,822
                                                            --------    --------    --------
Losses and loss adjustment expenses (principally in
 respect of defaults occurring in)
  Current year...........................................    161,740     133,536     121,464
  Prior years............................................     (9,331)    (20,699)    (17,557)
                                                            --------    --------    --------
   Total losses and loss adjustment expenses.............    152,409     112,837     103,907
                                                            --------    --------    --------
Losses and loss adjustment expense payment (principally
 in respect of defaults occurring in)
  Current year...........................................     23,353      16,180      13,651
  Prior years............................................    108,757      78,785      56,762
                                                            --------    --------     -------
    Total payments.......................................    132,110      94,965      70,413
                                                            --------    --------     -------
Net balance, December 31.................................    194,487     174,188     156,316
Plus reinsurance recoverables............................      5,287      17,899      17,569
                                                            --------    --------    --------
Balance, December 31.....................................   $199,774    $192,087    $173,885
                                                            ========    ========    ========

As a result of changes in estimates of ultimate losses resulting from insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoverables) decreased by $9.3 million, $20.7 million, and $17.6 million in 1996, 1995 and 1994, respectively, due primarily to lower-than-anticipated losses in California. Such re-estimates were based on management's analysis of various economic trends (including the real estate market and unemployment rates) and their effect on recent claim rate and claim severity experience.

K.  REINSURANCE

The use of reinsurance as a source of capital and as a risk management tool is well established within the mortgage insurance industry. In addition, certain mortgage insurers, including PMI, have agreed to reinsure portions of the risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurer simply agrees to indemnify PMI for the reinsurer's share of losses incurred under a reinsurance agreement, unlike an assumption arrangement, where the assuming reinsurer's liability to the policyholder is substituted for that of PMI's.

Forestview

In connection with its decision to discontinue its mortgage pool insurance business segment, in 1993, PMI entered into a reinsurance agreement with Forestview, a wholly-owned subsidiary of Allstate, whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed to assume PMI's mortgage pool insurance business upon receipt of all required regulatory approvals. Pursuant to the reinsurance agreement, during 1996 PMI ceded approximately $15.2 million of premiums to Forestview, and Forestview reimbursed PMI for claims on the covered policies in the amount of approximately $59.4 million. See "M. Other Businesses -- Discontinued Operations" and "Q. Factors That May Affect Future Results and Market Price of Stock", below.

Centre Re

Effective January 1992, PMI entered into a quota share reinsurance agreement with Centre Reinsurance Company of New York and Centre Reinsurance International Company (collectively, "Centre Re") whereby PMI ceded to Centre Re a portion of PMI's liability under its primary insurance policies. The portion of PMI's liability (and related premiums) ceded under the Centre Re agreement was commuted and terminated effective December 31, 1996. PMI ceded to Centre Re 15% of its liability (and 15% of the related premiums) under its primary policies written in the years 1986 through 1992, 5% of its liability (and 5% of the related premiums) under policies written in 1993, and for 1994 and 1995, 15% of its liability (and 15% of the related premiums) for policies written in California and 10% of its liability (and 10% of the related premiums) for policies written in the rest of the United States. PMI did not cede any liability or premiums for new business written in 1996. Centre Re's liability under the Centre Re agreement is limited with respect to any policy year to 150% of net premiums ceded for such policy year (defined as premiums ceded less certain expenses). Under the Centre Re agreement, a ceding commission related to premiums ceded was paid by Centre Re to PMI. See Part II, Item VII
"Management's Discussion And Analysis Of Financial Condition And Results of Operations".

Capital Mortgage

In March 1994, PMI entered into a quota share reinsurance agreement with Capital Mortgage Reinsurance Company ("Capital Mortgage") (claims-paying ability rating of "AA+" at December 31, 1996 from S&P) whereby PMI ceded to Capital Mortgage 5% of PMI's liability under its primary insurance policies written in 1993, 1994, 1995 and 1996 (and 5% of the related premiums). This agreement provides for a ceding commission to be paid by Capital Mortgage to PMI relating to premiums ceded. PMI has notified Capital Mortgage of its intention to cancel the agreement on December 31, 1997. In the event of cancellation, Capital Mortgage remains liable on a runoff basis for nine years (subject to either party's right to commute the agreement at six years) and receives renewal premiums on the ceded portion of the primary insurance in force at the time of cancellation of the agreement.

RGC

Pursuant to the deep coverage requirements imposed by Fannie Mae and Freddie Mac, 95s and 97s eligible for sale to such agencies require insurance with a coverage percentage of 30%, in contrast to the 25% and 28% coverages, respectively, previously required by these agencies. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the indebtedness to the insured, and, as a result, the deep coverage portion of such insurance must be reinsured. To minimize reliance on third party reinsurers and to permit PMI and CMG to retain the premiums (and related risk) on deep coverage business, TPG formed RGC to provide reinsurance of such deep coverage to PMI and CMG. PMI and CMG use reinsurance provided by RGC solely for purposes of compliance with statutory coverage limits. RGC was capitalized with a $5.0 million capital contribution from TPG, and additional capital contributions of $13.0 million were made by TPG to RGC during 1996. While RGC has the ability to write direct mortgage insurance and to provide reinsurance to unaffiliated mortgage insurers, TPG currently intends to have RGC write reinsurance solely for PMI and CMG.

L.  CLAIMS-PAYING ABILITY  RATINGS

Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from S&P or Fitch, or "AA+" from Duff & Phelps or at least "Aa3" from Moody's.

PMI has its claims-paying ability rated by S&P, Fitch, Duff & Phelps and Moody's. These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to pay future claims. Ratings are generally considered an important element in a mortgage insurer's ability to compete for new insurance business. Each of S&P, Duff & Phelps and Fitch currently rate PMI's claim paying ability "AA+", while Moody's rates its claims-paying ability "Aa2."

S&P defines insurers rated "AA+" as offering excellent financial security and having the capacity to meet policyholder obligations that is strong under a variety of economic and underwriting conditions. This claims-paying ability rating by S&P is the second highest ranking possible out of eight possible generic rating categories. Fitch defines insurance companies rated "AA+" to have a very strong claims-paying ability and to be only slightly more susceptible than companies rated "AAA" to exhibiting any weakening of financial strength due to adverse business and economic developments. A claims-paying ability rating of "AA+" by Fitch is the second highest ranking possible from that agency out of ten possible generic ratings categories. Duff & Phelps defines insurance companies rated "AA+" to have a very strong claims-paying ability and to be only slightly more susceptible than companies rated "AA" to exhibiting any weakening of financial strength due to adverse business and economic developments. Ratings from S&P, Duff & Phelps and Fitch may be modified with a "+" or "-" sign to indicate the relative position of a company within its category. Moody's defines insurance companies whose claims-paying ability is rated "Aa" to offer excellent financial security. A claims-paying ability rating of "Aa" by Moody's is the second highest generic ranking possible from the agency out of nine possible rating categories ("Aaa" being the highest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with "1," "2" or "3" ("1" being the highest).

When assigning a claims-paying ability rating, S&P, Fitch, Duff & Phelps and Moody's generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth and competition; (ii) management depth, corporate strategy and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and (iv) long-term capital structure, the ratio of debt to equity, near-term liquidity and cash flow levels, as well as any reinsurance relationships and the claims-paying ability ratings of such reinsurers. Claims-paying ability ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by TPG. Claims-paying ability ratings can be withdrawn or changed at any time by S&P, Fitch, Duff & Phelps or Moody's for any reason. PMI's claims-paying ability ratings by S&P, Fitch, Duff & Phelps and Moody's should be evaluated independently of each other.

PMI's claims-paying ability ratings from certain national rating agencies have been based in significant part on various capital support commitments from Allstate ("Allstate Support Agreements"). On October 28, 1994, TPG entered into a runoff support agreement with Allstate (the "Runoff Support Agreement") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994 if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder or, in the alternative, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement, (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return.


M.  OTHER BUSINESSES

TPG seeks to supplement its core mortgage insurance business and enhance its customer relationships through ancillary businesses and may, from time to time, invest in joint ventures or acquire related businesses. TPG, through certain subsidiaries, provides title insurance and various services and products for the home mortgage finance industry, such as contract underwriting and the licensing of its proprietary underwriting systems and the licensing of REASON(R) software, a real estate valuation program.

The revenues recognized for the year ended December 31, 1996 from TPG's businesses other than mortgage insurance constituted approximately 12.7% of the Company's consolidated revenues, compared to approximately 10.8% and 14.4%, respectively, in 1995 and 1994.

American Pioneer Title Insurance Co.

PMI acquired APTIC, a Florida-based title insurance company, in 1992 as part of its strategy to provide additional mortgage-related services to its customers. APTIC is licensed in 31 states and the District of Columbia. Although APTIC is currently writing business in 11 states, it primarily provides real estate title insurance on residential property in Florida. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy's coverage.

Based on direct premiums written during 1996, APTIC is ranked 5th among the 27 active title insurers conducting business in the State of Florida. For the year ended December 31, 1996, 87.3% of APTIC's premiums earned came from its Florida operations.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates, under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer, APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 93.8% of APTIC's premiums earned for the year ended December 31, 1996.

CMG Mortgage Insurance Company

CMG offers mortgage guaranty insurance for loans originated by credit unions. CMG is operated as a joint venture between PMI and CUNA Mutual Investment Corporation ("CMIC"), with PMI having a 45% ownership interest since September 1994. PMI and CMIC provide services to the venture, with CMIC providing primarily sales and marketing services and PMI providing primarily insurance operation services. CMIC is a part of the CUNA Mutual Group, which provides insurance and selected financial services to credit unions and their members in the United States and over 50 other countries.

As of December 31, 1996, CMG was licensed and operational in 49 states and the District of Columbia. CMG is approved as a mortgage insurer by both Fannie Mae and Freddie Mac, as well as by other purchasers of credit union originated mortgage loans. Since inception, CMG has issued over 800 master policies to credit union and credit union affiliated organizations nationwide. At December 31, 1996, CMG had over $1.1 billion of primary insurance in force.

Under the terms of the joint venture arrangement, at the end of the fifteen year period, or earlier under certain limited conditions, CMIC has the right to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI's interest in CMG for an amount equal to the then current fair market value. For this purpose, fair market value will be determined by agreement between PMI and CMIC, or failing such agreement, through appraisal by nationally recognized investment banking firms.

PMI Mortgage Services Co.

MSC, established in 1993, provides a variety of technical products and mortgage underwriting services through a staff of underwriters in 19 field offices. The Customer Technology Department of MSC provides technical products and services to PMI's customers. This department licenses use of pmiAURA(sm) and pmiTERRA(sm) to customers for a fee, assists PMI's customers in establishing EDI links with PMI, and provides other value added services.

In addition, the Risk Management Division of MSC provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to MSC. Such contract underwriting services are provided for mortgage loans for which PMI provides mortgage insurance and for loans on which PMI does not.
MSC also performs all of the mortgage insurance underwriting activities of CMG. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Competition increased in 1996 among mortgage insurance companies for contract underwriting customers. During 1996, the Risk Management Division of MSC experienced significant growth in the number of loans underwritten from approximately 18,000 loans in 1995 to approximately 87,000 loans in 1996.

Discontinued Operations

In December 1993, PMI ceased writing new business in its mortgage pool insurance business segment (except for honoring certain commitments in existence prior to the decision to discontinue). This business segment offered mortgage pool insurance which was separately underwritten and marketed and which had risk characteristics different from PMI's primary insurance business. Due primarily to PMI's decision not to offer mortgage pool insurance, PMI presently anticipates that competitive pressures related to the availability of mortgage pool insurance will continue to negatively impact its market share during the first half of 1997. (See "D. Competition", above, and Part II, Item VII "Management's Discussion And Analysis Of Financial Condition And Results of Operations".)

In 1993, PMI entered into a reinsurance agreement with Forestview, a wholly-owned subsidiary of Allstate, whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed to assume PMI's mortgage pool insurance business upon receipt of all required regulatory approvals. Pursuant to this agreement, during 1996 PMI ceded approximately $15.2 million of premiums to Forestview, and Forestview reimbursed PMI for claims on the covered policies in the amount of approximately $59.4 million.


N.  REGULATION

Fannie Mae and Freddie Mac; State and Federal Legislation

Upon request by an insured, PMI must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines and several state statutes currently contain various provisions which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. Recently, cancellation of mortgage insurance has received media attention, and various additional federal and state statutes and regulations have been proposed, or enacted, that generally require lenders to give borrowers notice of the borrowers' rights to cancel mortgage guaranty insurance and, in some cases, establish cancellation criteria. Fannie Mae has also announced its intent to revise its mortgage cancellation guidelines and to require its servicers to give notice to borrowers regarding cancellation rights. The mortgage insurance industry trade association, Mortgage Insurance Companies of America ("MICA"), has been actively working with congressional committees, Fannie Mae and several state legislators and regulators regarding these various proposals.

Proposals which would require notification to borrowers of their cancellation rights, and the circumstances under which borrowers may request cancellation or mortgage insurance premiums may no longer be charged to borrowers, are evolving, and it is difficult to predict which of the various proposals will be enacted or adopted, and how they will be integrated. However, it appears likely that more borrowers will receive notification of their rights concerning cancellation of mortgage insurance, and that new standards for cancellation of mortgage insurance for some types of loans will be established. It is also possible that automatic cancellation of mortgage insurance at some point in the life of a loan could become effective for some types of loans. Depending upon whether state and/or federal laws are enacted and upon the nature and extent of revisions made to the current proposals, the effect on the persistency of PMI's insurance in force could vary substantially. See "P. Cautionary Statement" and "Q. Factors That May Affect Future Results and Market Price of Stock".

PMI's ability to pay dividends to TPG is limited under the insurance laws of Arizona. Such laws provide that: (i) PMI may pay dividends out of available surplus and (ii) without prior approval of the Arizona Insurance Director, such dividends during any 12-month period may not exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. In accordance with Arizona law, PMI is permitted to pay ordinary dividends to TPG of $30.7 million in 1997 without the prior approval of the Arizona Insurance Director.

Legislative and regulatory changes affecting the FHA and certain savings institutions and commercial banks have affected and will continue to affect demand for private mortgage insurance. For example, legislation has recently been introduced that would increase the number of persons eligible for FHA or VA mortgages. Any such expansion of eligibility would likely have an adverse effect on PMI's ability to compete with the FHA or VA. In addition, the Office of the Comptroller of the Currency granted permission in 1996, to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated by such bank. The Office of Thrift Supervision is in the process of considering whether similar activities are permitted for savings institutions. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

0.  EMPLOYEES

At December 31, 1996, TPG, including its subsidiaries had 878 full- and part-time employees; 586 persons perform services primarily for PMI, 78 perform services primarily for MSC, 8 of which perform services primarily for CMG and an additional 206 persons are employed by APTIC. TPG's employees are not unionized and TPG considers its employee relations to be good.

P.  CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this document, including statements which are incorporated by reference, that are not historical facts, and that relate to future plans, events or performance are forward-looking statements. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth below.

Several factors such as economic recessions, falling housing values, rising unemployment rates, deteriorating borrower credit, interest rate volatility, legislation impacting borrowers' rights, or combinations of such factors might affect the mortgage insurance industry in general and could materially and adversely affect the Company's financial condition and results of operations. Such economic events could materially and adversely impact the demand for mortgage insurance, cause claims on policies issued by PMI to increase, and/or cause a similar adverse increase in PMI's loss experience.

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California where PMI has 22.0% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.81% compared to 2.19% nationwide, as of December 31, 1996.

Several other factors that may influence the amount of NIW by PMI include mortgage insurance industry volumes of new business, the impact of competitive underwriting criteria and products including mortgage pool insurance, the effect of risk-sharing structured transactions, changes in the performance of the financial markets, general economic conditions that affect the demand for or acceptance of the Company's products, changes in government housing policy, changes in the statutory charters, regulations and coverage requirements of the GSEs, banks and savings institutions, customer consolidation and other risk factors listed from time to time in TPG's Securities and Exchange Commission filings.


Q. FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Potential Increase in Claims

Mortgage insurance coverage generally cannot be canceled by PMI and remains renewable at the option of the insured for the life of the loan. As a result, the impact of increased claims from policies originated in a particular year generally cannot be offset by premium increases on policies in force or mitigated by nonrenewal of insurance coverage. There can be no assurance, however, that the premiums charged will be adequate to compensate PMI for the risks and costs associated with the coverage provided to its customers.

Recent Growth; Changes In Composition Of Insurance Written

The mortgage insurance industry has experienced a significant increase in NIW, primarily as a result of historically low interest rates. Policies written by PMI from January 1, 1991 through December 31, 1994 represent 55.4% of PMI's insurance in force as of December 31, 1996. The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Thus, this substantial volume of PMI's business is in its expected peak claims period, and management expects that the default rate will rise in the future as such business continues through its expected peak claims period. If actual claim frequency on such business significantly exceeds expected claim frequency, the Company's financial condition and results of operations could be materially and adversely affected.

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At December 31, 1996, approximately 43.6% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"), which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Although PMI charges higher premium rates for loans which are ARMs and/or 95s and even higher rates for 97s, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products.

Loss Reserves

PMI establishes loss reserves based upon estimates of the claim rate and average claim amount, as well as the estimated costs, including legal and other fees, of settling claims. Such reserves are based on estimates, which are regularly reviewed and updated. There can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss development on incurred defaults. The Company's financial condition and results of operations could be materially and adversely affected if PMI's reserve estimates are insufficient to cover the actual related claims paid and expenses incurred.

Competition; Market Share

Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions which choose to remain uninsured or to reinsure through affiliates. PMI's market share, as measured by NIW declined in the fourth quarter of 1996, compared to the third quarter of 1996, due primarily to PMI's decision not to offer mortgage pool insurance. Management presently anticipates that competitive pressures related to the availability of mortgage pool insurance will continue to negatively impact market share during the first half of 1997. The Company's financial condition and results of operation could be materially and adversely affected by a continuing decline in its market share.

TPG and PMI from time to time introduce new mortgage insurance products or programs. The Company's financial condition and results of operations could be materially and adversely affected if PMI or the Company experience delays in introducing competitive new products or programs. In addition, for any introduced product, there can be no assurance that such products or programs will be as profitable as the Company's existing products and programs.

Fannie Mae and Freddie Mac; State and Federal Legislation

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Any change in PMI's existing eligibility status could have a material adverse effect on the Company's financial condition and results of operations.

Proposals have been advanced which would allow Fannie Mae and Freddie Mac greater flexibility in utilizing substitutes for private mortgage insurance. The Company cannot predict whether any such proposals will be adopted or, if adopted, whether such proposals would materially and adversely affect the Company's financial condition and results of operations.

PMI must cancel mortgage insurance for a mortgage loan upon the request of the insured. Fannie Mae and Freddie Mac have recently adopted guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation has been introduced that also addresses these issues and various states have enacted or proposed similar legislation. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be charged to borrowers, are still being formulated and remain uncertain. Although it is expected that certain of these proposals will eventually be enacted, the Company believes it is too early to ascertain their impact.

Risk-to-Capital Ratio

Regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). Other factors affecting PMI's risk-to-capital ratio include: (i) regulatory review and oversight by the State of Arizona, PMI's state of domicile for insurance regulatory purposes; (ii) limitations under the Runoff Support Agreement discussed below, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1, (iii) TPG's credit agreements, and (iv) TPG's and PMI's credit or claims-paying ability ratings.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially adversely affect the Company's financial condition and results of operations.

Continuing Relationships with Allstate and Affiliates

Historically, Allstate provided capital and other business support services to PMI pursuant to a variety of contractual arrangements with PMI and TPG. Pursuant to the Runoff Support Agreement with Allstate, if PMI's risk-to-capital ratio exceeds 23 to 1, Allstate will have certain limited rights and obligations to pay amounts with respect to claims under PMI policies in effect prior to the effective date of the Runoff Support Agreement (or to contribute capital to TPG or to PMI for such purpose). In 1993, PMI entered into a reinsurance agreement with Forestview, a wholly-owned subsidiary of Allstate, whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed to assume PMI's mortgage pool insurance business upon receipt of all required regulatory approvals. Significant claims have been paid on the policies covered by the reinsurance agreement which amounts have been reimbursed by Forestview to PMI. It is anticipated that additional significant claims will be paid in 1997 and beyond.

Due to the complex nature of numerous arrangements between Allstate and the Company, Allstate has the ability to influence the policies and affairs of the Company. The failure of Allstate to maintain its contractual commitments to the Company could have a material adverse impact on the Company's financial condition and results of operations.


ITEM 2. PROPERTIES

TPG leases its home office in San Francisco, California, which consists of approximately 98,450 square feet of office space. The San Francisco lease expires on December 31,1999. In addition, TPG leases space for 19 PMI and MSC field offices. Such field office leases cover an average of 4,283 square feet and have terms of not more than five years.

TPG believes its existing properties are well utilized and are suitable and adequate for its present circumstances.


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of shareholders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding TPG's executive officers as of December 31, 1996, including age as of April 1, 1997, and business experience for at least the past five years.

W. Roger Haughton, 49, has been President and Chief Executive Officer of PMI Mortgage Insurance Co. ("PMI"), TPG's principal subsidiary, since January 1993 and was elected to the same position with TPG in January 1995. Haughton came to PMI in 1985 as Vice President of Underwriting, after 16 years with Allstate Insurance Company ("Allstate"). In 1987, he was promoted to Vice President/General Manager for PMI's Central Zone, responsible for all sales and field office operations in that region. In 1989, he became Group Vice President of Insurance Operations, where he assumed responsibility for management of PMI's Administration, Systems, Underwriting, Claims and Actuarial Services departments. Effective March 1997, Mr. Haughton is scheduled to commence a two-year term as President of the Mortgage Insurance Companies of America ("MICA"), the industry trade association. He is presently serving on the Fannie Mae National Advisory Council for a two-year term. He also has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and serves on the board of Social Impact. Mr. Haughton has been a Director of TPG since January 1995 and a Director of PMI since May 1990.

L. Stephen Smith, 47, has been Executive Vice President of Field Operations of PMI since May 1994 and was elected to the same position with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Field Operations from September 1993 to May 1994, Senior Vice President of Marketing and Customer Technology from December 1991 to September 1993 and Vice President, General Manager of PMI's eastern zone from September 1985 to December 1991.

John M. Lorenzen, Jr., 52, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same position with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President from April 1989 to May 1994 and Vice President -- Finance from April 1985 to April 1989.

Claude J. Seaman, 50, has been Executive Vice President of Insurance Operations and Assistant Secretary of PMI since May 1994, and was elected to the same position with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Insurance Operations from March 1993 to May 1994, Vice President of Claims from December 1991 to March 1993 and Vice President of Underwriting from January 1987 to December 1991.

Victor J. Bacigalupi, 53, has been Senior Vice President, General Counsel and Secretary of TPG and PMI since November 1996. Prior to joining TPG, he was a partner of Bronson, Bronson & McKinnon LLP, since February 1992.

Richard D. Bryan, 51, has been Senior Vice President, and Chief Information Officer of TPG and PMI since August 1996. Prior to joining TPG, he was Executive Vice President, Servicing at Freddie Mac from 1994 to 1995. He first joined Freddie Mac in 1984, serving as Senior Vice President, Information Services and previously held the positions of Executive Vice President, Operations and Acting National Sales Director from 1991 to 1994.

Bradley M. Shuster, 42, has been Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with TPG, in September, 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

                 PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK
------------

TPG is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol PMA. As of December 31, 1996 there were 34,509,819 shares issued and outstanding. As of February 28, 1997 there were 34,134,084 shares issued and outstanding held by approximately 30 shareholders of record and approximately 8,511 beneficial owners of shares held by brokers and fiduciaries.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 1996 and 1995:


                                1996                            1995
                     ----------------------------------------------------------
                     High       Low       Close      High     Low      Close
                     ----------------------------------------------------------
First quarter        51 3/4     41 1/2    43 5/8     *         *        *
Second quarter       46 1/4     40        42 1/2     45        36       43 3/8
Third quarter        54 3/8     39 7/8    53 1/8     48 1/8    42 1/4   47 3/8
Fourth quarter       60         52 1/8    55 3/8     53 1/2    40 3/4   45 1/4

______________
*Prior to Initial Public Offering


PREFERRED STOCK
---------------

TPG's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of TPG in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be reedemmed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock which has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock.

PAYMENT OF DIVIDENDS AND POLICY
-------------------------------

Payment of future dividends is subject to a declaration by TPG's Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to TPG, which is influenced by, among other factors, regulatory restrictions by the Arizona Department of Insurance. (See Part I."N. Regulation" and Part II, Item VIII, Financial Statement Note 11 - "Dividends and Shareholders' Equity".)

During the second quarter of 1995, TPG's Board of Directors declared its first dividend on common stock of $0.05 per share, and has declared and paid a quarterly dividend of $0.05 per share through the first quarter of 1997.



ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1996 Annual Report to Shareholders as filed under Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1996 Annual Report to Shareholders as filed under Exhibit 13.1.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1996 Annual Report to Shareholders as filed under Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning TPG's Directors and Executive Officers as required by this Item is incorporated by reference from TPG's 1997 Proxy Statement under the captions "Nominees For Director of TPG" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information regarding Executive Officers of TPG is included in a separate item captioned "Executive Officers of Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from TPG's 1997 Proxy Statement under the captions "Directors Compensation and Benefits" and "Executive Compensation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from TPG's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from TPG's 1997 Proxy Statement under the captions "Transactions with Allstate" and "Compensation Committee Interlocks and Insider Participation".

                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.


2. Financial Statement Schedules: The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of the Form 10-K. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.


3. Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

(b) Reports on Form 8-K: (i) On November 25, 1996, TPG filed a report on Form 8-K to file an Indenture dated November 19, 1996 in connection with the sale by TPG of 6 3/4% notes in the amount of $100 million due November 15, 2006. (ii) On February 21, 1997, TPG filed a report on Form 8-K to file a news release dated January 31, 1997 in connection with an agreement to sell $100 million 8.309% Capital Securities, Series A, representing beneficial interest in PMI Capital I, a trust created under the laws of Delaware.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES

                                      [Item 14(A) 1 and 2]
                                                                                       Page
                                                                      -------------------------------------
                                                                                          Annual Report to
Consolidated Financial Statements                                     Form 10-K           Shareholders
---------------------------------                                     ---------           -----------------

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994                                         N/A                42

Consolidated Balance Sheets as of December 31, 1996 and
1995                                                                     N/A                43

Consolidated Statements of Shareholders' Equity for the
Years Ended December 31,                                                 N/A                44
1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                                         N/A                45

Notes to Consolidated Financial Statements                               N/A                47

Report of Independent Auditors                                           N/A                61

Financial Statement Schedules
-----------------------------

Report of Independent Auditors on Financial
Statement Schedules                                                       42               N/A

Schedules at and for the specified years in the three-year period ended December 31, 1996:

 Schedule I  --  Summary of investments
                 other than investments in                                43                N/A
                 related parties

 Schedule II --  Condensed financial
                 information of Registrant                                44                 N/A

 Schedule III -- Supplementary insurance
                 information                                              48                 N/A

 Schedule IV --  Reinsurance                                              49                 N/A

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 28th day of March, 1997.

                     The PMI Group, Inc.


                  BY:  /S/ W. Roger Haughton
                       ---------------------
                       W. Roger Haughton
                       President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

/S/ W. Roger Haughton    President, Chief
---------------------    Executive Officer,
W. Roger Haughton        Director               March 28, 1997


/S/ John M. Lorenzen, Jr.Executive Vice President, March 28, 1997
-------------------------Chief Financial Officer,
John M. Lorenzen         and Assistant Secretary
                         (Principal Financial Officer)

/S/ William A. Seymore   Vice President,        March 28, 1997
----------------------   Controller
William A. Seymore       (and Principal Accounting Officer)


/S/ Edward M. Liddy      Chairman and Director  March 28, 1997
-------------------
Edward M. Liddy

/S/ Donald C. Clark      Director               March 28, 1997
-------------------
Donald C. Clark

/S/ Wayne E. Hedien      Director               March 28, 1997
-------------------
Wayne E. Hedien

/S/ Kenneth T. Rosen     Director               March 28, 1997
--------------------
Kenneth T. Rosen

/S/ Richard L. Thomas    Director               March 28, 1997
---------------------
Richard L. Thomas

/S/ Mary Lee Widener     Director               March 28, 1997
--------------------
Mary Lee Widener

INDEPENDENT AUDITORS' REPORT

To The PMI Group, Inc.:

We have audited the consolidated financial statements of The PMI Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 22, 1997 (February 4, 1997 as to Note 16); such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of The PMI Group, Inc. and subsidiaries, listed in Item 14(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ Deloitte & Touche LLP
-------------------------

San Francisco, California
January 22, 1997

          THE PMI GROUP, INC. AND SUBSIDIARIES

           SCHEDULE I - SUMMARY OF INVESTMENTS
         OTHER THAN INVESTMENTS IN RELATED PARTIES

               December 31, 1996


                                                   Cost/                     Amount at
                                                 Amortized     Market     which shown in
Type of Investment                                  Cost       Value     the balance sheet
(In thousands)                                   ----------  ----------  -----------------
Fixed maturities:
   Bonds:
      United States government and
        government agencies and authorities ...  $   89,131  $   88,590         $   88,590
      States, municipalities and
        political subdivisions.................     831,213     875,001            875,001
      All other corporate......................     121,990     121,665            121,665
   Redeemable preferred stocks.................         236         258                258
                                                 ----------  ----------         ----------
           Total fixed maturities..............   1,042,570  $1,085,514          1,085,514
                                                 ----------  ==========         ----------

Equity securities:
   Common stocks:
      Banks, trust and insurance companies.....       1,705  $    2,080              2,080
      Industrial, miscellaneous and all other        76,070     110,503            110,503
   Non-redeemable preferred stocks.............         305         388                388
                                                    -------  ----------           --------
           Total equity securities.............      78,080  $  112,971            112,971
                                                     ------  ==========           --------

Short-term investments.........................      81,876                         81,876
                                                    -------                       --------
           Total investments, other than
               related party...................  $1,202,526                     $1,280,361
                                                 ==========                     ==========


               THE PMI GROUP, INC.

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEETS
                      PARENT COMPANY ONLY
                   December 31, 1996 and 1995

(Dollars in thousands)                                                1996       1995
                                                                 ----------   --------
ASSETS
Investment portfolio, at market value:
  Fixed income securities (cost - $56,157).....................  $   55,881  $      --
  Short-term investments.......................................      49,377     30,230
                                                                 ----------  ---------

   Total investment portfolio..................................     105,258     30,230

Cash...........................................................          83        241
Investment in subsidiaries, at equity in net assets............     987,105    846,177
Other assets...................................................       2,741        419
                                                                  ---------   --------

   Total assets................................................  $1,095,187   $877,067
                                                                 ==========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Long-term debt...............................................  $   99,342  $      --
  Accounts payable - affiliates................................       5,359      4,232
  Other liabilities............................................       3,624      2,332
                                                                  ---------   --------

 Total liabilities.............................................     108,325      6,564
                                                                  ---------    -------

Commitments and contingent liabilities (Note A)                          --         --

Shareholders' equity:
  Preferred stock-$.01 par value; 5,000,000 shares authorized..          --         --
  Common stock -- $.01 par value; 125,000,000 shares
    authorized, 35,047,619 and 35,011,494 shares issued........         350        350
  Additional paid-in capital...................................     258,059    256,507
  Unrealized gains.............................................      50,709     56,761
  Retained earnings............................................     707,885    556,969
                                                                  ---------  ---------
                                                                  1,017,003    870,587
  Less cost of treasury shares
   (537,800 and 2,000 shares at cost)..........................      30,141         84
                                                                 ----------   --------
    Total shareholders' equity.................................     986,862    870,503
                                                                 ----------   --------

    Total liabilities and shareholders' equity.................  $1,095,187   $877,067
                                                                 ==========   ========

        See accompanying supplementary notes to Parent company condensed financial statements.

               THE PMI GROUP, INC.

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           CONDENSED STATEMENTS OF OPERATIONS
               PARENT COMPANY ONLY
        Years Ended December 31, 1996, 1995 and 1994

                                                          1996      1995      1994
                                                        --------  --------  --------
(In thousands)
Revenue:
  Equity in undistributed net income of subsidiaries    $158,418  $134,642  $104,551
  Investment income, net..............................     2,532     1,651     1,937
  Capital gains, net..................................       113        --        --
                                                       ---------   -------   -------
     Total revenue....................................   161,063   136,293   106,488
                                                       ---------   -------   -------


Expenses:
  Operating expenses..................................       437       519        --
  Interest expense....................................       907        --        --
                                                        --------  --------  --------
     Total expenses...................................     1,344       519        --
                                                        --------  --------  --------

Income before tax.....................................   159,719   135,774   106,488

Provision for income tax..............................     1,801       543       356
                                                        --------  --------  --------

Net income............................................  $157,918  $135,231  $106,132
                                                        ========  ========  ========


        See accompanying supplementary notes to Parent company condensed financial statements.

               THE PMI GROUP, INC.

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED STATEMENTS OF CASH FLOWS
                   PARENT COMPANY ONLY
        Years Ended December 31, 1996, 1995 and 1994

                                                                 1996        1995        1994
                                                              ---------   ---------   ---------
(In thousands)
Cash flows from operating activities:
    Net income..............................................  $ 157,918   $ 135,231   $ 106,132
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Amortization........................................        185          80         (26)
        Equity in undistributed net income of subsidiaries     (158,418)   (134,642)   (104,551)
        Capital gains, net..................................       (113)         --          --
        Increase in payable to affiliates...................      1,127       4,232          --
        Other...............................................       (551)        (43)        299
                                                              ---------   ---------   ---------

Net cash provided by operating activities...................        148       4,858       1,854
                                                              ---------   ---------   ---------

Cash flows from investing activities:
  Dividends from subsidiaries...............................     26,300      10,000          --
  Investment in subsidiaries................................    (14,683)         --     (40,853)
  Purchase of fixed income securities.......................    (77,037)         --     (35,185)
  Investment collections of fixed income securities.........     20,848          --      35,211
  Net increase in short-term investments....................    (19,147)    (11,253)    (18,977)
                                                              ---------   ---------   ---------

Net cash used in investing activities.......................    (63,719)     (1,253)    (59,804)
                                                              ---------   ---------   ---------

Cash flows from financing activities:
  Issuance of long-term debt................................     99,337          --          --
  Dividends paid to shareholders............................     (7,002)     (3,500)         --
  Proceeds from exercise of stock options...................      1,135         170          --
  Purchase of The PMI Group, Inc. common stock..............    (30,057)        (84)         --
  Capital contributions from Allstate.......................         --          --      58,000
                                                              ---------   ---------   ---------

Net cash provided by (used in) financing activities.........     63,413      (3,414)     58,000
                                                              ---------   ---------   ---------

Net increase (decrease) in cash and equivalents.............       (158)        191          50

Cash at beginning of year...................................        241          50          --
                                                              ---------   ---------   ---------

Cash at end of year.........................................  $      83   $     241   $      50
                                                              =========   =========   =========

       See accompanying notes to Parent Company condensed financial statements.

               THE PMI GROUP, INC.

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               PARENT COMPANY ONLY
               SUPPLEMENTARY NOTES


Note A

    The accompanying Parent Company ("TPG") financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (including Notes 9 and 10 related to Long-term obligations and Commitments and contingent liabilities) appearing on pages 42 through 59 of The PMI Group, Inc. 1996 Annual Report to Shareholders.

Note B
    During 1996, TPG received $21.4 million of non-cash dividends from a subsidiary.


THE PMI GROUP, INC. AND SUBSIDIARIES
                                                                  SCHEDULE III -
                                                              SUPPLEMENTARY INSURANCE
                                                             INFORMATION as of and for
                                                           the Years Ended December 31,
                                                                1996, 1995 and 1994

                               Reserve for
                                Losses and                                        Losses and  Amortization
                   Deferred        Loss                                  Net         Loss      of Deferred   Other
                  Acquisition   Adjustment     Unearned   Premiums    Investment   Adjustment  Acquisition  Operating  Premiums
  Segment            Costs       Expenses      Premiums    Earned       Income      Expenses     Costs      Expenses *  Written
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)

1996:
Mortgage Guaranty       $31,633      $190,425  $116,951     $359,527     $66,280     $150,642    $48,302     $29,688  $349,809
Title..............          --         9,349        --       53,211       1,162        1,767         --      48,012    53,211
                        -------      --------   -------     --------     -------     --------    -------     -------  --------
 Total                  $31,633      $199,774  $116,951     $412,738     $67,442     $152,409    $48,302     $77,700  $403,020
                        =======      ========  ========     ========     =======     ========    =======     =======  ========


1995:
Mortgage Guaranty       $22,986      $183,615  $140,322     $288,453     $61,022     $110,962    $52,881     $22,234  $273,718
Title..............          --         8,472        --       40,303       1,019        1,875         --      36,547    40,303
                        -------      --------  --------     --------     -------     --------    -------     -------  --------
 Total                  $22,986      $192,087  $140,322     $328,756     $62,041     $112,837    $52,881     $58,781  $314,021
                        =======      ========  ========     ========     =======     ========    =======     =======  ========


1994:
Mortgage Guaranty       $25,602      $166,390  $157,021     $250,943     $55,895     $101,642    $48,147     $28,922  $232,345
Title..............          --         7,495        --       45,402         879        2,265         --      40,458    45,402
                        -------      --------- --------     --------     -------      -------    -------     -------  --------
 Total                  $25,602      $173,885  $157,021     $296,345     $56,774     $103,907    $48,147     $69,380  $277,747
                        =======      ========  ========     ========     =======     ========    =======     =======  ========

* Includes ancillary services.

           THE PMI GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE IV - REINSURANCE
        Years Ended December 31, 1996, 1995 and 1994

                                                              Percentage
                                Ceded        Assumed           of Amount
                     Gross    To Other     From Other   Net   Assumed to
                    Amount    Companies    Companies   Amount     Net
                   --------  ----------    ----------  ------ ------------

(In thousands)
Premiums earned for the
 year ended December 31,

1996:
  Mortgage Guaranty  $372,439    $ 13,546  $    634   $359,527   0.2%
  Title ...........    53,392         181      --       53,211   0.0%
                     --------    --------  --------   --------  ----
   Total ........    $425,831    $ 13,727  $    634   $412,738   0.2%
                     ========    ========  ========   ========  ====

1995:
  Mortgage Guaranty  $312,020    $ 26,979  $  3,412   $288,453   1.2%
  Title ...........    40,439         136      --       40,303   0.0%
                     --------    --------  --------   --------  ----
   Total ........    $352,459    $ 27,115  $  3,412   $328,756   1.0%
                     ========    ========  ========   ========  ====

1994:
  Mortgage Guaranty  $276,092    $ 29,133  $  3,984   $250,943   1.6%
  Title ...........    45,385        --          17     45,402   0.0%
                     --------    --------   -------   --------  ----
   Total ........    $321,477    $ 29,133  $  4,001   $296,345   1.4%
                     ========    ========  ========   ========  ====

               INDEX TO EXHIBITS
               -----------------
                [Item 14(a)3]


Exhibit
Number        Description of Exhibits
-------       -----------------------

3.1(b)        Restated Certificate of Incorporation of the Registrant.

3.2(e)        By-laws of the Registrant as amended November 15, 1995.

4.1(b)        Specimen common stock Certificate.

4.2(h) Indenture dated as of November 19, 1996 between The PMI Group, Inc. and the Bank of New York Trustee in connection with sale of $100,000,000 aggregate principal amount of 6 3/4% Notes due November 15, 2006.

4.3 The Junior Subordinated Indenture dated February 4, 1997 between The PMI Group, Inc. and The Bank of New York, Inc.

10.1(b)*      PMI Mortgage Insurance Co. Annual Incentive Plan.

10.2*         The PMI Group, Inc. Equity Incentive Plan. (Amended &
              Restated).

10.3(g)* The PMI Group, Inc. Stock Plan for Non-Employee Directors. (Amended & Restated).

10.4(a)       Form of 1984 Master Policy of PMI Mortgage Insurance Co.

10.5(a)       Form of 1994 Master Policy of PMI Mortgage Insurance Co.

10.6(a) CMG Shareholders Agreement dated September 8, 1994 between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co.

10.7(b) Runoff Support Agreement dated October 28, 1994 between Allstate Insurance Company, the Registrant and PMI Mortgage Insurance Co.

10.8(a) Mortgage Pool Guaranty Insurance Reinsurance Treaty effective February 14, 1994 ceded by PMI Mortgage Insurance Co. to Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.9(a) First Amendment Agreement made as of October 27, 1994 between PMI Mortgage Insurance Co. and Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.10(a) Mortgage Guaranty Insurance Reinsurance Treaty effective December 31, 1991 ceded by PMI Mortgage Insurance Co. to Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.11(a) Termination Agreement made as of October 27, 1994 between PMI Mortgage Insurance Co. and Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.12(c) Form of Separation Agreement between the Registrant, PMI Mortgage Insurance Co., The Allstate Corporation and Allstate Insurance Company.

10.13(a) Agreement dated June 23, 1994 between PMI Mortgage Insurance Co. and Allstate Insurance Company regarding cash/remittance processing.

10.14(b) Form of Services Agreement between the Registrant, PMI Mortgage Insurance Co., and Forestview Mortgage Insurance Co.

10.15(d) Form of Research Center Services Agreement between PMI Mortgage Insurance Co. and Allstate Insurance Company.

10.16(b) Form of Tax Sharing Agreement among the Registrant, the Registrant's subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co.

10.17(a) Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft ("Hannover").

10.18(a) First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co.

10.19(a) Primary Mortgage Insurance Policy Year Quota Share Reinsurance Agreement effective January 1, 1992 issued to PMI Mortgage Insurance Co. by Centre Reinsurance Company of New York and Centre Reinsurance International Company, with Endorsement No. I effective January 1, 1992, Endorsement No. II effective January 1, 1992, Endorsement No. III effective January 1, 1994 and Endorsement No. IV effective December 29, 1994.

10.20(a) Quota Share Primary Reinsurance Agreement No. 15031-940 effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Capital Mortgage Reinsurance Company.

10.21(a) First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company.

10.22(a) Form of Indemnification Agreement between the Registrant and its officers and directors.

10.23(a) Form of Human Resources Allocation Agreement among the Registrant, PMI Mortgage Insurance Co., Sears, Roebuck and Co., The Allstate Corporation and Allstate Insurance Company.

10.24(a) Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover.

10.25(f) Form of Investment Services Agreement among the Registrant, PMI Mortgage Insurance Co., PMI Mortgage Services Co., PMI Reinsurance Co., PMI Securities Co. and Scudder, Stevens & Clark, Inc.

10.26(c)*      The PMI Group, Inc. Retirement Plan.

10.27*         The PMI Group, Inc. Long Term Incentive Plan.

10.28 Exchange and Registration Rights Agreement made as of February 4,1997 among The PMI Group Inc., PMI Capital I and Goldman Sachs & Co.

10.29 The Guarantee Agreement, dated February 4, 1997 between The PMI Group, Inc. (As Guarantor) and The Bank of New York (As Trustee).

10.30 Amended and Restated Trust Agreement dated as of February 4, 1997 among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York
              (Delaware), as Delaware Trustee.

11.1          Statement re: computation of per share earnings.

13.1          Selected Financial Data, Management's Discussion and
              Analysis of Financial Condition and Results of Operations and Financial Statements Supplementary Data portions of The PMI Group, Inc.'s 1996 Annual Report to Shareholders.

21.1          Subsidiaries of the Registrant.

23.1          Independent Auditors' Consent.

27.1          Financial Data Schedule.

99.1(i)       News Release.

_________________________
(a) Previously filed with the Company's Form S-1 Registration Statement (No. 33-88542), which became effective in April 1995 ("Form S-1").

(b) Previously filed with Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995.

(c) Previously filed with Amendment No. 2 to Form S-1, filed with the SEC on March 13, 1995.

(d) Previously filed with Amendment No. 3 to Form S-1, filed with the SEC on April 5, 1995.

(e)       Previously filed with Form 8-K, filed with the SEC on November 29,
          1995.

(f) Previously filed with Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996.

(g)       Previously filed with Form 10-Q, filed with the SEC on September 30,
          1996.

(h)       Previously filed with Form 8-K, filed with the SEC on November 25,
          1996.

(i)       Previously filed with Form 8-K, filed with the SEC on February 21,
          1997.

* Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc., or its subsidiaries are eligible to participate.