Form 10-Q
period 1997-03-31
PMI GROUP INC
filed 1997-05-15
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                               March 31, 1997

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from......................to..........................
Commission file number         1-13664


                              THE PMI GROUP, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    94-3199675
     (State of Incorporation)               (IRS Employer Identification No.)

       601 MONTGOMERY STREET,
     SAN FRANCISCO, CALIFORNIA                             94111
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

Yes  X    No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          PAR VALUE           DATE           NUMBER OF SHARES
--------------          ---------           ----           ----------------
Common Stock              $0.01            4/30/97            33,612,651

                              THE PMI GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1997

PART I - FINANCIAL  INFORMATION                                                                         PAGE
                                                                                                        ----
     Item 1.   Interim Consolidated Financial Statements and Notes.

                    Consolidated Statements of Operations for the Three Months Ended
                        March 31, 1997 and 1996 (Unaudited).                                               3

                    Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and
                        December 31, 1996.                                                                 4

                    Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 1997 and 1996 (Unaudited).                                               5

                    Notes to Consolidated Financial Statements (Unaudited).                              6-7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.                                                                      8-16


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.                                                          17

SIGNATURES                                                                                                18

INDEX TO EXHIBITS                                                                                         19

                         PART I. FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
(In thousands except for per share amounts)                 1997      1996
                                                           -----     -----

                                                              (Unaudited)
REVENUES

Premiums earned                                            $108,091   $ 93,023
Investment income, less investment expense                   19,995     15,761
Realized capital gains, net                                  18,268      6,223
Other income                                                  1,192        899
                                                           --------   --------

     TOTAL REVENUES                                         147,546    115,906
                                                           --------   --------

LOSSES AND EXPENSES

Losses and loss adjustment expenses                          39,515     33,825
Underwriting and other expenses                              34,415     30,539
Interest expense                                              1,688          -
Distributions on redeemable capital
  securities - minority interest                              1,385          -
                                                           --------   --------

     TOTAL LOSSES AND EXPENSES                               77,003     64,364
                                                           --------   --------

INCOME BEFORE INCOME TAXES                                   70,543     51,542

INCOME TAX EXPENSE                                           21,371     14,552
                                                           --------   --------

NET INCOME                                                 $ 49,172   $ 36,990
                                                           ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING                          34,342     35,126
                                                           ========   ========

NET INCOME PER  SHARE                                      $   1.43   $   1.05
                                                           ========   ========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,              DECEMBER 31,
(Dollars in thousands)                                             1997                     1996
                                                                   ----                     ----
                                                                (Unaudited)
ASSETS
Investments
  Available for sale, at market
    Fixed income securities
      (amortized cost $1,176,760 and  $1,042,570)                $1,201,654               $1,085,514
    Equity securities
      Common stock (cost $43,433 and $77,775)                        60,724                  112,583
      Preferred stock (cost $305 and $305)                              387                      388
  Common stock of affiliate, at underlying book value                11,564                   11,385
  Short-term investments (at cost, which approximates market)       138,858                   81,876
                                                                 ----------               ----------
                   TOTAL INVESTMENTS                              1,413,187                1,291,746

Cash                                                                  6,517                    6,592
Accrued investment income                                            21,232                   19,439
Reinsurance recoverable and prepaid premiums                         22,031                   83,379
Receivable from affiliates                                           13,346                   10,525
Receivable from Allstate                                             16,822                   16,822
Deferred policy acquisition costs                                    32,757                   31,633
Property and equipment, net                                          23,890                   22,519
Other assets                                                         30,555                   27,264
                                                                 ----------               ----------
                   TOTAL ASSETS                                  $1,580,337               $1,509,919
                                                                 ==========               ==========
LIABILITIES
Reserve for losses and loss adjustment expenses                  $  201,196               $  199,774
Unearned premiums                                                   104,294                  116,951
Long-term debt                                                       99,359                   99,342
Reinsurance balances payable                                          9,013                   13,295
Deferred income taxes                                                39,467                   50,786
Other liabilities and accrued expenses                               48,015                   42,909
                                                                 ----------               ----------
                   TOTAL LIABILITIES                                501,344                  523,057
                                                                 ----------               ----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES
  OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURE OF THE COMPANY  (NOTE 2)             99,006                        -

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized            -                        -
Common stock -- $.01 par value; 125,000,000 shares
  authorized, 35,052,600 and 35,047,619 issued                          351                      350
Additional paid-in capital                                          258,225                  258,059
Unrealized net gains on investments                                  26,442                   50,709
Retained earnings                                                   755,332                  707,885
Treasury stock (1,104,300 and 537,800 shares at cost)               (60,363)                 (30,141)
                                                                 ----------               ----------
                   TOTAL SHAREHOLDERS' EQUITY                       979,987                  986,862
                                                                 ----------               ----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,580,337               $1,509,919
                                                                 ==========               ==========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                          ----------------
(In thousands)                                                             1997      1996
                                                                          ------    ------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  49,172  $  36,990
Adjustments to reconcile net income to net cash
       provided by operating activities
         Realized capital gains, net                                        (18,268)    (6,223)
         Equity in (earnings) loss of affiliate                                (352)       450
         Depreciation and amortization                                          961      1,092
         Changes in:
          Reserve for losses and loss adjustment expenses                     1,422      5,190
          Unearned premiums                                                 (12,657)   (16,569)
          Deferred policy acquisition costs                                  (1,124)     1,520
          Accrued investment income                                          (1,793)     2,568
          Reinsurance balances payable                                       (4,282)       449
          Reinsurance recoverable and prepaid premiums                       61,348       (759)
          Income taxes                                                          227       (176)
          Receivable from affiliates                                         (2,821)    (4,325)
          Receivable from Allstate                                                -     (1,784)
          Other                                                                 815      6,436
                                                                          ---------  ---------
             Net cash provided by operating activities                       72,648     24,859
                                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities                                     64,769     38,674
Investment collections of fixed income securities                             6,520     54,233
Proceeds from sales of fixed income securities                              162,892     50,390
Investment purchases
       Fixed income securities                                             (304,168)  (199,749)
       Equity securities                                                    (10,559)   (28,425)
Net (increase) decrease in short-term investments                           (56,982)    63,688
Investment in affiliate                                                           -     (1,350)
Purchase of property and equipment                                           (2,416)    (2,320)
                                                                          ---------  ---------
             Net cash used in investing activities                         (139,944)   (24,859)
                                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable capital securities (Note 2)                           99,000          -
Proceeds from exercise of stock options                                         168          -
Dividends paid to shareholders                                               (1,725)    (1,750)
Purchase of The PMI Group, Inc. common stock                                (30,222)         -
                                                                          ---------  ---------
             Net cash provided by (used in) financing activities             67,221     (1,750)
                                                                          ---------  ---------
NET DECREASE IN CASH                                                            (75)    (1,750)

CASH AT BEGINNING OF PERIOD                                                   6,592      3,654
                                                                          ---------  ---------
CASH AT END OF PERIOD                                                     $   6,517  $   1,904
                                                                          =========  =========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (UNAUDITED)

NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), Residential Guaranty Co. ("RGC"), American Pioneer Title Insurance Company ("APTIC"), PMI Mortgage Guaranty Co. ("PMG") and PMI Capital I, and PMI's wholly owned subsidiaries, PMI Mortgage Services Co. ("MSC") and PMI Securities Co., collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except for the redeemable capital securities discussed in Note 2) considered necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1997, and its consolidated statements of operations and cash flows for the periods ended March 31, 1997 and 1996, have been included. Interim results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1996 Annual Report to Shareholders.

NOTE 2 - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE OF THE COMPANY

On February 4, 1997 TPG, through a wholly-owned trust, privately issued $100.0 million of 8.309% capital securities, Series A. Such securities are redeemable after February 1, 2007, at a premium and upon occurrence of certain tax events, and mature on February 1, 2027. The net proceeds, totaling $99.0 million, will be used for general corporate purposes, including common stock repurchases, acquisitions and additions to the investment portfolio. The capital securities were issued by PMI Capital I (the "Issuer Trust"). The sole assets of the Issuer Trust consist of $103.1 million principal amount of a junior subordinated debenture (the "Debenture") issued by TPG to the Issuer Trust. The Debenture bears interest at the rate of 8.309% per annum and matures on February 1, 2027. The amounts due to the Issuer Trust under the Debenture and the related income statement amounts have been eliminated in the Company's consolidated financial statements. Distributions on the capital securities occur on February 1 and August 1 of each year. The obligations of TPG under the Debenture and a related guarantee and expense agreement constitute a full and unconditional guarantee by TPG of the Issuer Trust's obligations under the capital securities. The capital securities are subject to mandatory redemption under certain circumstances.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Company is required to adopt SFAS No. 128 at December 31, 1997 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS No. 128. Earlier application is not permitted.

SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS No. 128 had been in effect during the current and prior year periods, basic EPS would have been $1.44 and $1.06 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS No. 128 would not have been different than the primary EPS currently reported for both periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

In December 1993, PMI entered into an agreement ("Reinsurance Treaty") with Forestview Mortgage Insurance Co. ("Forestview"), a wholly-owned subsidiary of Allstate Insurance Company ("Allstate"), whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview agreed to assume PMI's mortgage pool insurance business upon receipt of all required regulatory approvals. PMI ceded $3.0 million of pool premiums to Forestview and collected $17.4 million of reimbursed pool claims from Forestview in the three months ended March 31, 1997 in connection with the Reinsurance Treaty. During 1996, PMI ceded $13.9 million of pool premiums to Forestview and collected $58.9 million of reimbursed pool claims from Forestview. It is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1997 and beyond. Forestview has recently advised PMI that it believes it may have overpaid in reimbursing PMI under the Reinsurance Treaty in connection with certain claims. PMI's claims practices with respect to the run-off of the mortgage pool insurance business under the Reinsurance Treaty are the subject of an audit by Forestview. The ultimate amount and financial impact of any required repayments, if Forestview were successful in its assertions, cannot be predicted with any certainty at this time. PMI has disputed that there is a basis for claiming that any such overpayment has occurred. See "FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK - Continuing relationships with Allstate and Affiliates."

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Consolidated net income in the three months ended March 31, 1997 was $49.2 million, a 33.0% increase over net income of $37.0 million in the corresponding period of 1996. The increase was primarily attributable to increases in investment income (including capital gains) and secondarily in premiums earned of 74.0% and 16.2%, respectively, partially offset primarily by increases in losses and loss adjustment expenses and secondarily in underwriting and other expenses of 16.8% and 12.7%, respectively. Investment income increased primarily from capital gains on the sales of equity securities while premiums earned increased primarily from the ongoing mortgage insurance operations and secondarily from the effect of a termination and commutation of a reinsurance treaty with Centre Re effective December 31, 1996. Earnings per share were $1.43 in the three months ended March 31, 1997, compared with $1.05 in the corresponding period of 1996, a 36.2% increase. Excluding capital gains, earnings per share were $1.09 in the first quarter of 1997 compared with $0.94 in the first quarter of 1996, a 16.0% increase. Revenues in the first quarter of 1997 were $147.5 million, a 27.3% increase over revenues of $115.9 million in the first quarter of 1996.

PMI's new insurance written ("NIW") totaled $3.1 billion in the first quarter of 1997, compared with $3.9 billion in the first quarter of 1996, a 20.5% decrease. The decrease in NIW resulted from the number of new mortgage insurance policies issued decreasing by 21.2%, to 24,100 policies in the three months ended March 31, 1997 from 30,600 policies in the corresponding period of 1996, partially offset by an increase in the average loan size to $127,200 from $126,400.

The primary factor contributing to the decrease in new policies issued was the decline in the total number of loan originations in the private mortgage insurance industry in the first quarter of 1997 compared with the corresponding period of 1996. The private mortgage insurance industry experienced a decline in total new insurance written of 13.1% to $25.1 billion in the first quarter of 1997 from $28.9 billion in the corresponding period of 1996, which was caused by decreases in both the new home purchase market and refinancing activity. Refinancing as a percentage of PMI's NIW decreased by 11.5 percentage points, to 16.7% in the three months ended March 31, 1997 from 28.2% in the corresponding period of 1996.

A secondary factor contributing to the decrease in new policies issued was a decline in market share. PMI's market share of NIW decreased to 12.2% in the three months ended March 31, 1997 from 13.4% in the corresponding period of 1996. On a combined basis with CMG Mortgage Insurance Company ("CMG"), market share decreased to 13.0% in the first quarter of 1997 compared with 13.8% in the corresponding period of 1996. CMG is a 45% owned affiliate of PMI and is accounted for on the equity method in the Company's consolidated financial statements. PMI's (excluding CMG) market share of NIW in the third quarter and fourth quarter of 1996 was 14.7% and 13.7%, respectively. These declines in market share were primarily due to the availability of a pool insurance product not offered by PMI and secondarily to increases in product and underwriting competition in the California market. Management believes that the recent decreases in quarterly market share will stabilize in the second quarter, and management continues to expect that PMI will attain market share growth in the second half of the year. See Cautionary Statement.

PMI's persistency rate (percentage of insurance remaining in force from one year prior) decreased 0.3 percentage points over the twelve month period, and stands at 84.2% as of March 31, 1997 compared with 84.5% as of March 31, 1996. The persistency rate leveled off in the second quarter of 1996 and experienced slight but consistent improvements since the third quarter of 1996. Insurance in force as of March 31, 1997 was $77.7 billion compared with $72.1 billion as of March 31, 1996. The annualized increase of insurance in force was 1.9% in the first quarter of 1997 compared with 3.5% in the corresponding period of 1996, due primarily to the decrease in NIW from the 1996 level. The first quarter annualized growth rates are historically lower than the full year actual growth rates due to seasonality.

Mortgage insurance net premiums written were $83.4 million in the first quarter of 1997 compared with $66.9 in the corresponding period of 1996, an increase of 24.7%. The increase is attributable primarily to the growth of insurance in force, secondarily to higher average premium rates and higher average loan sizes, and also the effect of the Centre Re cessions in 1996, offset by a decrease in new premiums written resulting from the decrease in NIW from the 1996 level. The monthly premium plan as a percent of NIW represented 96.9% of NIW in the three months ended March 31, 1997 compared with 95.1% in the three months ended March 31, 1996.

The increase in average premium rates was caused by a continuing shift to mortgages with loan-to-value ratios ("LTVs") greater than 90% and equal to or less than 95% ("95s") with increased insurance coverage, and an increase in the use of adjustable rate mortgages (ARMs). 95s with 30% coverage increased to 41.6% of NIW in the first quarter of 1997 compared with 36.9% in the first quarter of 1996. Further, the deep coverage policies had a greater impact on renewal premiums as the percent of 95s with 30% coverage increased to 17.5% of insurance in force as of March 31, 1997 from 9.6% as of March 31, 1996. ARMs increased to 13.1% of NIW in the first quarter of 1997 compared with 7.5% in the first quarter of 1996.

Refunded premiums decreased in the first quarter of 1997 to $3.2 million from $4.1 million in the first quarter of 1996. This was due primarily to a decrease in policy cancellations related to the decrease in mortgage refinancing volume during the first quarter of 1997. Mortgage insurance ceded premiums were $1.9 million in the first quarter of 1997 compared with $6.3 million in the corresponding period of 1996, while PMI's ceded premiums written as a percentage of net new, renewal and refunded premiums decreased to 2.2% in the first quarter of 1997 compared with 9.5% in the corresponding period of 1996. The reduction of ceding percentages in 1997 was due to the Centre Re commutation which allows a larger portion of premiums to remain with the Company through the use of RGC as a reinsurer.

Mortgage insurance premiums earned increased 18.0% to $95.7 million in the first quarter of 1997 from $81.1 million in the first quarter of 1996. This increase is due primarily to the growth in insurance in force from one year prior, secondarily to higher premium rates and higher average loan sizes, and also to the effect of the Centre Re cessions in 1996, offset by a decrease in NIW from the 1996 level.

The Company's net investment income in the first quarter of 1997 was $20.0 million compared with $15.8 million in the first quarter of 1996, an increase of 26.6%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from cash flows generated by operating activities and the unused portion of the $198.3 million of proceeds from the November 1996 debt offering and the February 1997 redeemable capital securities offering, partially offset by a decrease in the average investment yield (pretax) to 6.0% in the first quarter of 1997 from 6.1% in the first quarter of 1996. Realized capital gains (net of losses) experienced a significant increase over 1996, up $12.1 million to $18.3 million in the first quarter of 1997 from $6.2 million in the first quarter of 1996. This was caused by the sale of approximately $50.0 million of equity securities which were reinvested in fixed income securities.

Mortgage insurance losses and loss adjustment expenses increased to $39.2 million in the first quarter of 1997 from $33.3 million in the first quarter of 1996, an increase of 17.7%. This increase was due primarily to the growth and maturation of insurance in force and a related increase in the default rate, secondarily to the effect of the Centre Re cessions in 1996, and also to increased claim amounts associated with the higher coverage percentages and higher loan sizes.

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1991 through December 31, 1994 represents 52.9% of PMI's insurance in force at March 31, 1997, with the 1993 book of business alone representing 21.5%. Consistent with increasing coverage percentages and increasing mortgage principal amounts, claim amounts have risen in recent years. Primary claims paid in the first quarter of 1997 were approximately $37 million compared with approximately $29 million for the first quarter of 1996. Also, PMI has been experiencing an acceleration in its claim payment process. This acceleration is a result of Fannie Mae's and Freddie Mac's continuing loss mitigation efforts to make earlier determinations regarding delinquent loans and to accelerate the loan foreclosure and claim process. Management believes that this is only an acceleration of the timing of payments, and will not increase the expected number of claims ultimately paid by PMI. See Cautionary Statement.

In addition to claim increases, PMI's default rate has increased to 2.22% at March 31, 1997 from the March 31, 1996 rate of 2.07%. This increase was caused by a growth in the inventory level of notices of delinquency to 15,601 at March 31, 1997 compared with 13,730 at March 31, 1996 due primarily to the maturation of PMI's 1992 and 1993 books of business. Management expects the default rate to increase slightly during the remainder of 1997. See Cautionary Statement.

Default rates on PMI's California policies decreased to 3.89% (representing 4,338 loans in default) at March 31, 1997, from 4.15% (representing 4,391 loans in default) at March 31, 1996. This decline represents the third consecutive quarter of year over year improvements, which supports California's economic strengthening. Policies written in California accounted for approximately 71% and 72% of the total dollar amount of claims paid in the first quarter of 1997 and first quarter of 1996, respectively. In addition, the 1997 share of 71% is approximately 5 percentage points lower than the third quarter 1996 peak of 76%. Although management expects that during 1997 California will continue to account for the majority of total claims paid, management also anticipates that California claims paid as a percentage of total claims paid will continue to decline consistent with the decline in default rates on PMI's California policies. Accordingly, management anticipates the average claim size to decrease for the foreseeable future. See Cautionary Statement.

Mortgage insurance underwriting and other expenses increased 17.0% to $20.0 million in the first quarter of 1997 from $17.1 million in the first quarter of 1996. This increase was primarily attributable to the effect of Centre Re cessions on 1996 expenses and secondarily to an increase in the allocation of a portion of MSC's underwriting expenses to PMI due to increased contract underwriting.

Interest expense of $1.7 million was incurred in the first quarter of 1997 related to interest payable on the debt offering in November 1996, and the Company accrued an additional $1.4 million related to distributions on the redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

The increase in losses and loss adjustment expenses discussed above did not increase the mortgage insurance loss ratio in the first quarter of 1997, which stood at 41.0% in both the first quarters of 1997 and 1996. The expense ratio improved over 1996, dropping to 24.0% in the first quarter of 1997 from 25.5% in the first quarter of 1996, resulting in a combined ratio of 65.0% in 1997, 1.5 percentage points better than the 1996 ratio of 66.5%. The combined ratio decreased due to the increases in premiums written and premiums earned, partially offset by the increases in losses and loss adjustment expenses and underwriting and other expenses.

Title insurance premiums earned increased 4.2% to $12.4 million in the first quarter of 1997 compared with $11.9 million in the first quarter of 1996. This improvement was due to the ongoing expansion efforts of the title business. Underwriting and other expenses increased 4.6% to $11.4 million in the first quarter of 1997 compared to $10.9 million in the first quarter of 1996. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 94.4% in the first quarter of 1997 from 95.7% in the first quarter of 1996.

Other income, primarily revenues generated by MSC, increased to $1.2 million in the first quarter of 1997 from $0.9 million in the first quarter of 1996. This growth is primarily due to increased mortgage services operations resulting from the expansion of its contract underwriting services, partially offset by a decrease in refinancing activity.

The Company's effective tax rate increased to 30.3% in the first quarter of 1997, compared to 28.2% in the first quarter of 1996. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The increase in the effective rate in 1997 over 1996 was due primarily to the capital gains on the sale of equity securities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below.

TPG's principal sources of funds are dividends from PMI and APTIC, cash and investment income thereon and funds that may be raised from time to time in the capital markets. There are various restrictions on PMI's ability to pay dividends which are discussed in Note 11 of Notes to Consolidated Financial Statements contained in The PMI Group, Inc. 1996 Annual Report to Shareholders. Under the most restrictive of such dividend limitations, the maximum amount of dividends PMI can distribute to TPG cannot exceed $30.7 million during 1997 without prior regulatory approval. TPG has two available bank credit lines totaling $50.0 million. At March 31, 1997, there were no outstanding borrowings under the credit lines. In February 1997, TPG privately issued $100 million 8.309% redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, payment of operating expenses, funding of acquisitions, additions to its investment portfolio and investments in subsidiaries. Under the stock buy-back program authorized by the TPG Board of Directors, the Company may repurchase an additional $89.6 million of common stock as of March 31, 1997.

As of March 31, 1997, TPG had approximately $184.4 million of available funds. This amount has increased substantially from the December 31, 1996 amount due to the unused portion of the proceeds from the February redeemable capital securities issue, less common stock repurchases of $30.2 million in the first quarter of 1997.

The principal sources of funds for PMI are premiums received on new and renewal business, commissions on ceded business and reimbursement of losses from reinsurers (including approximately $17 million from Forestview in the first quarter of 1997), and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, reinsurance premiums, other operating expenses and dividends to TPG.

In the mortgage guaranty insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including premiums received and investment income, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements are significantly influenced by the level and severity of claims. PMI's claims-paying ability is currently rated "AA+" (Very High) by Duff & Phelps Credit Rating Co., "AA+" (Very Strong) by Fitch Investors Service, Inc., "Aa2" (Excellent) by Moody's Investors Service, Inc. and "AA+" (Excellent) by Standard and Poor's Rating Services. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders and are not applicable to the Company's common stock or outstanding debt.

PMI generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from PMI's operating activities totaled $73.0 million and $20.4 million for the three months ended March 31, 1997 and 1996, respectively. This increase is due primarily to the collection of $53.6 million as a result of the Centre Re commutation.

Consolidated reserve for losses and loss adjustment expenses increased from $199.8 million at December 31, 1996, to $201.2 million at March 31, 1997, an increase of $1.4 million, or 0.7%. The change in consolidated reserve for losses and loss adjustment expense is due primarily to an increase resulting from the maturation of PMI's book of business, offset by a decrease due to the acceleration of claim payments, which are both discussed above.

Consolidated shareholders' equity decreased from $986.9 million at December 31, 1996, to $980.0 million at March 31, 1997, a decrease of $6.9 million, or 0.7%. The change in shareholders' equity consisted of increases of $49.2 million from net income and $0.2 million from stock option activity, offset by common stock repurchases of $30.2 million, dividends declared of $1.8 million and a decrease of $24.3 million in net unrealized gains on investments available for sale (net of tax).

PMI's risk-to-capital ratio at March 31, 1997 was 15.8:1, compared to 15.9:1 at December 31, 1996.

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this document, including statements which are incorporated by reference, that are not historical facts, and that relate to future plans, events or performance are forward-looking statements. Such forward-looking statements in this document include the following: (i) Management believes that the recent decreases in quarterly market share will stabilize in the second quarter, and management continues to expect that PMI will attain market share growth in the second half of the year; (ii) management believes the increase in the claims payment process is only an acceleration of the timing of payments and will not increase the expected number of claims ultimately paid by PMI; (iii) management expects the default rate to increase slightly during the remainder of 1997; (iv) management anticipates the average claim size to decrease for the foreseeable future; and (v) it is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1997 and beyond. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth below and in the next section.

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

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, where PMI has 22.0% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.89% compared to 2.22% nationwide as of March 31, 1997.

Several other factors that may influence the amount of NIW by PMI include mortgage insurance industry volumes of new business, the impact of competitive underwriting criteria and products including mortgage pool insurance, the effect of risk-sharing structured transactions, changes in the performance of the financial markets, general economic conditions that affect the demand for or acceptance of the Company's products, changes in government housing policy, changes in the statutory charters, regulations and coverage requirements of government sponsored enterprises ("GSEs"), banks and savings institutions, customer consolidation and other risk factors listed from time to time in TPG's Securities and Exchange Commission filings.

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

RECENT GROWTH; CHANGES IN COMPOSITION OF INSURANCE WRITTEN

The mortgage insurance industry has experienced a significant increase in NIW since 1990, primarily as a result of historically low interest rates. Policies written by PMI from January 1, 1991 through December 31, 1994 represent 52.9% of
PMI's insurance in force as of March 31, 1997.   The majority of claims under
PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Thus, this substantial volume of PMI's business is in its expected peak claims period, and management expects that the default rate will rise in the future as such business continues through its expected peak claims period. If actual claim frequency on such business significantly exceeds expected claim frequency, the Company's financial condition and results of operations could be materially and adversely affected.

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At March 31, 1997, approximately 44% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"), which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Although PMI charges higher premium rates for loans which are ARMs and/or 95s and even higher rates for 97s, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such net losses could materially and adversely affect the Company's financial condition and results of operations.

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

MARKET SHARE; COMPETITION

PMI's market share, as measured by NIW, declined in the first quarter of 1997 compared to the fourth quarter of 1996, and in the fourth quarter of 1996 compared to the third quarter of 1996. These declines are due primarily to PMI's decision not to offer mortgage pool insurance and secondarily to increases in product and underwriting competition in the California market. Management believes that the recent decreases in quarterly market share will stabilize in the second quarter, and management continues to expect that PMI will attain market share growth in the second half of the year. The Company's financial condition and results of operation could be materially and adversely affected by a continuing decline in its market share. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions which choose to remain uninsured. PMI competes directly with federal and state governmental and quasi-governmental agencies; principally the FHA and, to a lesser degree, the VA. PMI and other private mortgage insurers also compete indirectly with Fannie Mae and Freddie Mac. These GSEs are permitted by statute to purchase conventional high LTV mortgages from lenders who obtain mortgage insurance on those loans. Any legislative or statutory change that would eliminate the requirement of mortgage insurance for high LTV loans purchased by Fannie Mae or Freddie Mac could adversely affect the demand for private mortgage insurance and have a material and adverse effect on the Company's financial condition and results of operations.

PMI, through MSC, provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Due to the limited number of underwriting customers, underwriting personnel availability, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operation.

TPG and PMI from time to time introduce new mortgage insurance products or programs. The Company's financial condition and results of operations could be materially adversely affected if PMI or the Company experience delays in introducing competitive new products and programs. In addition, for any introduced product, there can be no assurance that such products or programs will be as profitable as the Company's existing products and programs.

FANNIE MAE, FREDDIE MAC AND FHA; STATE AND FEDERAL LEGISLATION

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Any change in PMI's existing eligibility status could have a material and adverse effect on the Company's financial condition and results of operations.

Effective February 1997, the maximum principle balance of loans eligible for purchase by Fannie Mae and Freddie Mac increased to $214,600. In addition, proposals have been advanced which would allow Fannie Mae and Freddie Mac greater flexibility in utilizing substitutes for private mortgage insurance. The Company cannot predict whether the higher loan principal balance eligible for purchase by these GSEs or whether such proposals, if adopted by these GSEs, would materially and adversely affect the Company's financial condition and results of operations.

Although PMI cannot generally cancel its mortgage insurance policies once issued, PMI must cancel mortgage insurance for a mortgage loan upon the request of the insured. Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation and legislation in approximately a dozen states has been introduced that also addresses these issues. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be charged to borrowers, are still being formulated and remain uncertain. PMI believes it is too early to ascertain the impact of enactment of the mortgage cancellation proposals.

Legislation and regulatory changes affecting the FHA and certain commercial banks that forego insurance have affected demand for private mortgage insurance. For example, the maximum individual loan amount that the FHA can insure was recently increased to $160,950. Also, the maximum individual loan amount that the VA can insure is $203,150. Legislation, increases in the maximum insurable loan amount, or other expansion of eligibility for the FHA and VA would likely have a material and adverse effect on the Company's financial position and results of operations. Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. Since PMI competes principally with the FHA, any increase in the FHA's maximum individual loan amount could make the FHA more competitive with PMI. In addition, the Office of the Comptroller of the Currency granted permission in 1996 to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated by such bank. The Office of Thrift Supervision is in the process of considering whether similar activities are permitted for savings institutions. The reinsurance subsidiaries of national banks or savings institutions would become significant competitors of the Company in the future and could materially and adversely effect the Company's financial condition and results of operations.

NEW YORK DEPARTMENT OF INSURANCE

TPG has offered a risk-sharing product (a performance note) that is designed to encourage quality originations and loss mitigation by lenders. To date, this risk-sharing product has not represented a significant portion of the Company's revenues. In March 1997, the New York Department of Insurance stated in a letter addressed to all private mortgage insurers that both captive reinsurance structures and the use of variable rate notes to a lender by an affiliate of a mortgage guarantee insurer where the rate of interest to the noteholder is based upon the underwriting experience of the mortgage guarantee insurer on the mortgages originated by the noteholder would be considered to be illegal under New York law. The Company is currently discussing with the New York Department of Insurance the structure of its performance note product, and disagrees with the statements in the letter. Management is unable to predict at this time the results of these discussions. It is presently anticipated that additional clarification regarding the Company's performance note product will be received in the next 60 to 90 days.

RISK-TO-CAPITAL RATIO

Regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the
contingency reserve).   Other factors affecting PMI's risk-to-capital ratio
include: (i) regulatory review and oversight by the State of Arizona, PMI's state of domicile for insurance regulatory purposes; (ii) limitations under the Runoff Support Agreement discussed below, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1, (iii) TPG's credit agreements, and (iv) TPG's and PMI's credit or claims-paying ability ratings which require that the risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATES

Historically, Allstate provided capital and other business support services to PMI pursuant to a variety of contractual arrangements with PMI and TPG.
Pursuant to the Runoff Support Agreement with Allstate, if PMI's risk-to capital ratio exceeds 23 to 1, Allstate will have certain limited rights and obligations to pay amounts with respect to claims under PMI policies in effect prior to the effective date of the Runoff Support Agreement (or to contribute capital to TPG or to PMI for such purpose). In December 1993, PMI entered into an agreement ("Reinsurance Treaty") with Forestview whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. PMI understood that the assumption of the PMI mortgage pool insurance policies would occur over the two year period following the initial public offering of PMI's Common Stock in April of 1995. The parties have recently commenced the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview has also recently advised PMI that it believes it may have overpaid in reimbursing PMI under the Reinsurance Treaty in connection with certain claims. PMI's claims practices with respect to the run-off of the mortgage pool insurance business under the Reinsurance Treaty are the subject of an audit by Forestview. The ultimate amount and financial impact of any required repayments, if Forestview were successful in its assertions, cannot be predicted with any certainty at this time. PMI has disputed that there is a basis for claiming that any such overpayment has occurred. PMI ceded $3.0 million of pool premiums to Forestview and collected $17.4 million of reimbursed pool claims from Forestview in the three months ended March 31, 1997 in connection with the Reinsurance Treaty. During 1996, PMI ceded $13.9 million of pool premiums to Forestview and collected $58.9 million of reimbursed pool claims from Forestview. It is anticipated that additional claims significantly in excess of premiums will be paid in 1997 and beyond. See Note 4 - Related Party Transactions of Notes to Consolidated Financial Statements above.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                March 31, 1997
                                  (UNAUDITED)


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits - The exhibits listed in the accompanying Index to
                               Exhibits are filed as part of this Form 10-Q

               (b)  Reports on Form 8-K

                      On February 21, 1997, the Company filed a Current Report on Form 8-K to file a news release dated January 31, 1997 in connection with the agreement to sell $100 million 8.309% capital securities, Series A.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 1997.



                                            THE PMI GROUP, INC.



                                            /s/  John M. Lorenzen, Jr.
                                            ------------------------------------
                                            John M. Lorenzen, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer



                                            /s/  William A. Seymore
                                            ------------------------------------
                                            William A. Seymore
                                            Vice President and Chief
                                            Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)

     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBIT
     ------                  ----------------------

      11.1          Computation of Net Income Per Share

      27.1          Financial Data Schedule