Form 10-Q
period 1997-06-30
PMI GROUP INC
filed 1997-08-11
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                               June 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..............to.................................


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

Yes    X    No
      ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          PAR VALUE      DATE           NUMBER OF SHARES
--------------          ---------      ----           ----------------
Common Stock              $0.01       7/31/97            33,267,687

                              THE PMI GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1997

PART I -  FINANCIAL  INFORMATION                                          PAGE
                                                                          ----
 Item 1.  Interim Consolidated Financial Statements and Notes.

               Consolidated Statements of Operations for the Three
                    Months and Six Months Ended June 30, 1997 and 1996.     3

               Consolidated Balance Sheets as of June 30, 1997 and
                    December 31, 1996.                                      4

               Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1997 and 1996.                           5

               Notes to Consolidated Financial Statements.                 6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       8-19


PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.             20

 Item 5.  Other Information.                                               20

 Item 6.  Exhibits and Reports on Form 8-K.                                21

SIGNATURES                                                                 22

INDEX TO EXHIBITS                                                          23

                         PART I. FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS               SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                        --------------            --------------
(In thousands except for per share amounts)             1997      1996            1997      1996
                                                        ----      ----            ----      ----
REVENUES

  Premiums earned                                     $109,906   $ 95,261       $217,997  $188,284
  Investment income, less investment expense            20,676     17,727         40,671    33,488
  Realized capital gains, net                              546      3,761         18,814     9,984
  Other income                                           1,705      2,307          2,897     3,206
                                                      --------   --------       --------  --------

       TOTAL REVENUES                                  132,833    119,056        280,379   234,962
                                                      --------   --------       --------  --------

LOSSES AND EXPENSES

  Losses and loss adjustment expenses                   34,235     29,678         73,750    63,503
  Underwriting and other expenses                       35,883     31,350         70,298    61,889
  Interest expense                                       1,687         --          3,375        --
  Distributions on redeemable capital
     securities - minority interest                      2,079         --          3,464        --
                                                      --------   --------       --------  --------

       TOTAL LOSSES AND EXPENSES                        73,884     61,028        150,887   125,392
                                                      --------   --------       --------  --------

INCOME BEFORE INCOME TAXES                              58,949     58,028        129,492   109,570

INCOME TAX EXPENSE                                      16,670     16,808         38,041    31,360
                                                      --------   --------       --------  --------

NET INCOME                                            $ 42,279   $ 41,220       $ 91,451  $ 78,210
                                                      ========   ========       ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING                     33,716     35,090         34,026    35,105
                                                      ========   ========       ========  ========

NET INCOME PER  SHARE                                 $   1.25   $   1.17       $   2.69  $   2.23
                                                      ========   ========       ========  ========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,       DECEMBER 31,
(Dollars in thousands)                                                 1997             1996
                                                                       ----             ----
ASSETS
Investments
Available for sale, at market
Fixed income securities
     (amortized cost $1,178,967 and $1,042,570)                       $1,224,661     $1,085,514
   Equity securities
     Common stock (cost $40,127 and $77,775)                              68,502        112,583
     Preferred stock (cost $6,067 and $305)                                6,069            388
 Common stock of affiliate, at underlying book value                      14,692         11,385
 Short-term investments (at cost, which approximates market)             129,704         81,876
                                                                      ----------     ----------
           TOTAL INVESTMENTS                                           1,443,628      1,291,746

Cash                                                                       4,990          6,592
Accrued investment income                                                 20,608         19,439
Reinsurance recoverable and prepaid premiums                              23,439         83,379
Receivable from affiliates                                                10,329         10,525
Receivable from Allstate                                                  16,822         16,822
Deferred policy acquisition costs                                         33,789         31,633
Property and equipment, net                                               25,912         22,519
Other assets                                                              35,552         27,264
                                                                      ----------     ----------

           TOTAL ASSETS                                               $1,615,069     $1,509,919
                                                                      ==========     ==========
LIABILITIES
Reserve for losses and loss adjustment expenses                       $  198,289     $  199,774
Unearned premiums                                                         99,690        116,951
Long-term debt                                                            99,418         99,342
Reinsurance balances payable                                              10,076         13,295
Deferred income taxes                                                     51,108         50,786
Other liabilities and accrued expenses                                    42,812         42,909
                                                                      ----------     ----------

           TOTAL LIABILITIES                                             501,393        523,057
                                                                      ----------     ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES
 OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
 DEFERRABLE INTEREST DEBENTURE OF THE COMPANY  (NOTE 2)                   99,014              -

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized                 -              -
Common stock -- $.01 par value; 125,000,000 shares
 authorized; 35,109,312 and 35,047,619 issued                                351            350
Additional paid-in capital                                               260,137        258,059
Unrealized net gains on investments                                       48,234         50,709
Retained earnings                                                        795,989        707,885
Treasury stock (1,672,100 and 537,800 shares at cost)                    (90,049)       (30,141)
                                                                      ----------     ----------

           TOTAL SHAREHOLDERS' EQUITY                                  1,014,662        986,862
                                                                      ----------     ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $1,615,069     $1,509,919
                                                                      ==========     ==========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                      --------------
(In thousands)                                                                     1997           1996
                                                                                   ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  91,451      $  78,210
Adjustments to reconcile net income to net cash
       provided by operating activities
         Realized capital gains, net                                                  (18,814)        (9,984)
         Equity in (earnings) loss of affiliate                                          (659)           432
         Depreciation and amortization                                                  2,052            920
         Changes in:
           Reserve for losses and loss adjustment expenses                             (1,485)         3,004
           Unearned premiums                                                          (17,261)       (23,035)
           Deferred policy acquisition costs                                           (2,156)            47
           Accrued investment income                                                   (1,169)           253
           Reinsurance balances payable                                                (3,219)         2,157
           Reinsurance recoverable and prepaid premiums                                59,940         (4,521)
           Income taxes                                                                 1,653          3,034
           Receivable from affiliates                                                     196         (1,784)
           Receivable from Allstate                                                        --         (2,354)
           Other                                                                       (9,156)       (16,528)
                                                                                    ---------      ---------
               Net cash provided by operating activities                              101,373         29,851
                                                                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities                                               74,665         53,921
Investment collections of fixed income securities                                       7,500         40,628
Proceeds from sales of fixed income securities                                        232,113        113,642
Investment purchases
      Fixed income securities                                                        (376,785)      (256,599)
      Equity securities                                                               (22,136)       (39,698)
Net (increase) decrease in short-term investments                                     (47,828)        68,414
Investment in affiliate                                                                (2,700)        (1,350)
Purchase of property and equipment                                                     (5,576)        (5,403)
                                                                                    ---------      ---------
                 Net cash used in investing activities                               (140,747)       (26,445)
                                                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable capital securities (Note 2)                                     99,000             --
Proceeds from exercise of stock options                                                 2,078            293
Dividends paid to shareholders                                                         (3,398)        (3,500)
Purchase of The PMI Group, Inc. common stock                                          (59,908)            --
                                                                                    ---------      ---------
                 Net cash provided by (used in) financing activities                   37,772         (3,207)
                                                                                    ---------      ---------
NET INCREASE (DECREASE) IN CASH                                                        (1,602)           199

CASH AT BEGINNING OF PERIOD                                                             6,592          3,654
                                                                                    ---------      ---------
CASH AT END OF PERIOD                                                               $   4,990      $   3,853
                                                                                    =========      =========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), Residential Guaranty Co. ("RGC"), American Pioneer Title Insurance Company ("APTIC"), PMI Mortgage Guaranty Co. ("PMG") and PMI Capital I, and PMI's wholly-owned subsidiaries, PMI Mortgage Services Co. ("MSC") and PMI Securities Co., collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1997, and its consolidated statements of operations and cash flows for the periods ended June 30, 1997 and 1996, have been included. Interim results for the periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1996 Annual Report to Shareholders.

NOTE 2 - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE OF THE COMPANY

On February 4, 1997 TPG, through a wholly-owned trust, privately issued $100.0 million of 8.309% capital securities, Series A. Such securities are redeemable after February 1, 2007, at a premium and upon occurrence of certain tax events, and mature on February 1, 2027. The net proceeds, totaling $99.0 million, were used for general corporate purposes, including common stock repurchases, acquisitions and additions to the investment portfolio. The capital securities were issued by PMI Capital I (the "Issuer Trust"). The sole assets of the Issuer Trust consist of $103.1 million principal amount of a junior subordinated debenture (the "Debenture") issued by TPG to the Issuer Trust. The Debenture bears interest at the rate of 8.309% per annum and matures on February 1, 2027. The amounts due to the Issuer Trust under the Debenture and the related income statement amounts have been eliminated in the Company's consolidated financial statements. Distributions on the capital securities occur on February 1 and August 1 of each year. The obligations of TPG under the Debenture and a related guarantee and expense agreement constitute a full and unconditional guarantee by TPG of the Issuer Trust's obligations under the capital securities. The capital securities are subject to mandatory redemption under certain circumstances.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Company is required to adopt SFAS No. 128 at December 31, 1997 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS No. 128. Earlier application is not permitted.

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

If SFAS No. 128 had been in effect during the current and prior year periods, basic EPS would have been $1.26 and $1.18 in the three months ended June 30, 1997 and 1996, respectively, and $2.70 and $2.23 in the six months ended June 30, 1997 and 1996, respectively. Diluted EPS under SFAS No. 128 would not have been different than the primary EPS currently reported for both periods.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that the Company report, by major components and a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for the Company's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 4 - RELATED PARTY TRANSACTION

In December 1993, PMI entered into an agreement ("Reinsurance Treaty") with Forestview Mortgage Insurance Co. ("Forestview"), a wholly-owned subsidiary of Allstate Insurance Company ("Allstate"), whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview agreed to assume PMI's mortgage pool insurance business upon receipt of all required regulatory approvals. PMI ceded $6.3 million of pool premiums to Forestview and collected $32.5 million of reimbursed pool claims from Forestview in the six months ended June 30, 1997 in connection with the Reinsurance Treaty. During 1996, PMI ceded $13.9 million of pool premiums to Forestview and collected $58.9 million of reimbursed pool claims from Forestview. It is anticipated that additional claims significantly in excess of premiums will be paid in 1997 and beyond. Forestview has recently advised PMI that it believes it may have overpaid in reimbursing PMI under the Reinsurance Treaty in connection with certain claims. PMI's claims practices with respect to the run-off of the mortgage pool insurance business under the Reinsurance Treaty are the subject of an audit by Forestview. The ultimate amount and financial impact of any required repayments, if Forestview were successful in its assertions, cannot be predicted with any certainty at this time. PMI has disputed that there is a basis for claiming that any such overpayment has occurred. See Item 2, "FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK - Continuing relationships with Allstate and Affiliates."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Consolidated net income in the three months ended June 30, 1997 was $42.3 million, a 2.7% increase over net income of $41.2 million in the corresponding period of 1996. The increase was attributable to increases primarily in premiums earned and secondarily in investment income of 15.4% and 16.6%, respectively, partially offset by increases primarily in losses and loss adjustment expenses of 15.4%, secondarily to increases in underwriting and other expenses of 14.5%, and also to interest and other charges of $3.8 million not incurred during 1996 and to a $3.2 million reduction in realized capital gains. Premiums earned increased primarily from the ongoing mortgage insurance operations and secondarily from the effect of a termination and commutation of a Reinsurance Treaty with Centre Re effective December 31, 1996. The 1996 results of operations include reinsurance transactions pursuant to the Reinsurance Treaty with Centre Re in effect during 1996. Earnings per share were $1.25 in the three months ended June 30, 1997, compared with $1.17 in the corresponding period of 1996, a 6.8% increase. Excluding capital gains, earnings per share were $1.24 in the second quarter of 1997 compared with $1.10 in the second quarter of 1996, a 12.7% increase. Revenues in the second quarter of 1997 were $132.8 million, an 11.5% increase over revenues of $119.1 million in the second quarter of 1996.

PMI's new insurance written ("NIW") totaled $3.6 billion in the second quarter of 1997, compared with $5.0 billion in the second quarter of 1996, a 28.0% decrease. The decrease in NIW resulted from the number of new mortgage insurance policies issued decreasing by 30.1%, to 28,401 policies in the three months ended June 30, 1997 from 40,609 policies in the corresponding period of 1996, partially offset by an increase in the average loan size to $127,200 from $123,300.

The primary factor contributing to the decrease in new policies issued was the decline in the volume of insured loans in the private mortgage insurance industry in the second quarter of 1997 compared with the corresponding period of 1996. The private mortgage insurance industry experienced a decline in total new insurance written of 18.2% to $28.7 billion in the second quarter of 1997 from $35.1 billion in the corresponding period of 1996, which was caused by decreases in both the new home purchase market and refinancing activity. Refinancing as a percentage of PMI's NIW decreased to 10.5% in the three months ended June 30, 1997 from 19.5% in the corresponding period of 1996.

A secondary factor contributing to the decrease in new policies issued was a decline in market share. PMI's market share of NIW decreased to 12.6% in the three months ended June 30, 1997 from 14.3% in the corresponding period of 1996. On a combined basis with CMG Mortgage Insurance Company ("CMG"), market share decreased to 13.7% in the second quarter of 1997 compared with 14.9% in the corresponding period of 1996. CMG is a 45%-owned affiliate of PMI and is accounted for on the equity method in the Company's consolidated financial statements. These declines in market share were primarily due to the availability of a pool insurance product not offered by PMI and secondarily to increases in product and underwriting competition in the California market. However, PMI's market share of 12.6% in the second quarter represents an increase from the first quarter 1997 share of 12.2%. Management believes that market share has stabilized in the second quarter of 1997 after decreases experienced during the fourth quarter of 1996 and first quarter of 1997, and further expects that PMI will continue to grow market share in the second half of the year. See Cautionary Statement.

PMI's cancellations of insurance in force were $3.8 billion in the second quarter of 1997 compared to $3.4 billion in the corresponding period of 1996. During the second quarter of 1997, PMI received a policy cancellation request from one loan servicing customer which represented slightly more than 10% of the total cancellations during the quarter. Due to this high level of cancellations, PMI experienced a decrease in insurance in force of $0.2 billion during the second quarter of 1997. However, the cancellations did not have a significant impact on second quarter premiums written or premiums earned, primarily because the loan servicing customer had made no payments on a substantial portion of these policies during 1997 and no premium receivable relating to these past due policies was recorded.

PMI's persistency rate (percentage of insurance remaining in force from one year prior) increased 1.6 percentage points over the twelve month period, and stands at 83.9% as of June 30, 1997 compared with 82.3% as of June 30, 1996. This increase is due primarily to the decline in the refinancing activity. Insurance in force as of June 30, 1997 was $77.5 billion compared with $73.7 billion as of June 30, 1996.

Mortgage insurance net premiums written were $92.1 million in the second quarter of 1997 compared with $77.7 million in the corresponding period of 1996, an increase of 18.5%. The increase is attributable primarily to the growth of insurance in force from one year prior, secondarily to higher average premium rates and higher average loan sizes, and also to the effect of the Centre Re cessions in 1996, offset by a decrease in new premiums written resulting from the decrease in NIW from the 1996 level. The monthly premium plan as a percent of NIW represented 97.6% of NIW in the three months ended June 30, 1997 compared with 95.0% in the three months ended June 30, 1996.

The increase in average premium rates was caused by a continuing shift to mortgages with loan-to-value ratios ("LTVs") greater than 90% and equal to or less than 95% ("95s") with increased insurance coverage, and an increase in the use of adjustable rate mortgages (ARMs). 95s with 30% coverage increased to 43.4% of NIW in the second quarter of 1997 compared with 40.2% in the second quarter of 1996. Further, this deep-coverage book of business had a greater impact on renewal premiums as the percent of 95s with 30% coverage increased to 19.0% of insurance in force as of June 30, 1997 from 12.0% as of June 30, 1996. ARMs increased to 14.5% of NIW in the second quarter of 1997 compared with 11.6% in the second quarter of 1996.

Refunded premiums decreased in the second quarter of 1997 to $3.8 million from $4.7 million in the second quarter of 1996, due primarily to the increase in persistency related to the decrease in mortgage refinancing volume during the second quarter of 1997. PMI's ceded premiums written as a percentage of net new, renewal and refunded premiums decreased to 3.0% in the second quarter of 1997 compared with 8.2% in the corresponding period of 1996. The reduction of ceding percentages in 1997 was due to the Centre Re termination and commutation which allows a larger portion of premiums to remain with the Company.

Mortgage insurance premiums earned increased 15.9% to $96.3 million in the second quarter of 1997 from $83.1 million in the second quarter of 1996. This increase is due primarily to the growth in insurance in force from one year prior, secondarily to higher premium rates and higher average loan sizes, and also to the effect of the Centre Re cessions in 1996, offset by the decrease in NIW from the 1996 level.

The Company's net investment income in the second quarter of 1997 was $20.7 million compared with $17.7 million in the second quarter of 1996, an increase of 16.9%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from cash flows generated by operating activities and the $198.3 million of combined proceeds from the November 1996 debt offering and the February 1997 redeemable capital securities offering, coupled with a slight increase in the average investment yield (pretax) to 6.2% in the second quarter of 1997 from 6.1% in the second quarter of 1996. Investment income in the second quarter of 1996 includes $1.4 million in call premiums on pre-refunded tax-exempt securities. Realized capital gains (net of losses) experienced a decrease from 1996, down $3.3 million to $0.5 million in the second quarter of 1997 from $3.8 million in the second quarter of 1996.

Mortgage insurance losses and loss adjustment expenses increased to $33.9 million in the second quarter of 1997 from $29.3 million in the second quarter of 1996, an increase of 15.7%. This increase was due primarily to the growth and maturation of insurance in force and a related increase in the default rate, secondarily to the effect of the Centre Re cessions in 1996, and also to increased claim amounts associated with the higher coverage percentages and higher loan sizes.

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1992 through December 31, 1995 represents 62.2% of PMI's insurance in force at June 30, 1997, with the 1993 book of business representing 20.5%. Consistent with increasing coverage percentages and increasing mortgage principal amounts in those years, claim amounts have risen in recent years. Primary claims paid in the second quarter of 1997 were approximately $36 million compared with approximately $35 million for the second quarter of 1996.

In addition to claim increases, PMI's default rate has increased to 2.20% at June 30, 1997 from the June 30, 1996 rate of 1.96%. This increase was due primarily to the maturation of PMI's 1992 and 1993 books of business. Management expects the default rate to increase slightly during the remainder of 1997. See Cautionary Statement.

Default rates on PMI's California policies continue to improve, decreasing to 3.65% (representing 4,041 loans in default) at June 30, 1997, from 3.91% (representing 4,207 loans in default) at June 30, 1996. This decline represents the fourth consecutive quarter of year over year improvements. Policies written in California accounted for approximately 65% and 73% of the total dollar amount of claims paid in the second quarter of 1997 and second quarter of 1996, respectively. In addition, the 1997 share of 65% is approximately 11 percentage points lower than the third quarter 1996 peak of 76%. Although management expects that during 1997 California will continue to account for the majority of total claims paid, management also anticipates that California claims paid as a percentage of total claims paid will continue to decline consistent with the decline in default rates on PMI's California policies. Accordingly, management anticipates the Company average claim size will continue to decrease for the foreseeable future. See Cautionary Statement.

Mortgage insurance underwriting and other expenses increased 28.0% to $20.6 million in the second quarter of 1997 from $16.1 million in the second quarter of 1996. This increase was primarily attributable to the effect of Centre Re cessions on 1996 expenses and secondarily to an increase in contract underwriting expenses. Contract underwriting is generally more expensive on a per application basis than underwriting a loan in-house, and is becoming an increasingly popular method among mortgage lenders for originating loans. Contract underwriting services have generated a significant percentage of PMI's NIW in the second quarter of 1997, and are expected to do so in the foreseeable future. See Cautionary Statement.

The mortgage insurance loss ratio improved slightly to 35.2% in the second quarter of 1997 compared to 35.3% in the second quarter of 1996 due primarily to the growth in premiums earned, partially offset by the increase in losses and loss adjustment expenses. The expense ratio increased over 1996 to 22.4% in the second quarter of 1997 from 20.7% in the second quarter of 1996, resulting in a combined ratio of 57.6% in 1997, 1.6 percentage points higher than the 1996 ratio of 56.0%.

Interest expense of $1.7 million was incurred in the second quarter of 1997 related to the long-term debt issued by the Company in November 1996. The Company incurred an additional $2.1 million of expenses in the quarter related to distributions on the redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

Title insurance premiums earned increased 11.5% to $13.6 million in the second quarter of 1997 compared with $12.2 million in the second quarter of 1996. This improvement was due to the ongoing expansion efforts of the title business. Underwriting and other expenses increased 11.0% to $12.1 million in the second quarter of 1997 compared to $10.9 million in the second quarter of 1996. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 91.7% in the second quarter of 1997 from 92.2% in the second quarter of 1996.

Other income, primarily contract underwriting revenues generated by MSC, decreased to $1.7 million in the second quarter of 1997 from $2.3 million in the second quarter of 1996. This decrease is representative of the volume decreases in mortgage loan originations.

The Company's effective tax rate decreased slightly to 28.3% in the second quarter of 1997 compared to 29.0% in the second quarter of 1996. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The year over year decrease in the effective rate was caused primarily by the decrease in realized capital gains.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Consolidated net income in the six months ended June 30, 1997 was $91.5 million, a 17.0% increase over net income of $78.2 million in the corresponding period of 1996. The increase was attributable to increases primarily in premiums earned of 15.8%, secondarily in realized capital gains of 88.4%, and also to increases in investment income of 21.4%, partially offset by increases primarily in losses and loss adjustment expenses of 16.1%, secondarily in underwriting and other expenses of 13.6% and also to interest and other charges of $6.8 million not incurred during 1996. Premiums earned increased primarily from the ongoing mortgage insurance operations and secondarily from the effect of the Centre Re termination. Earnings per share were $2.69 in the six months ended June 30, 1997, compared with $2.23 in the corresponding period of 1996, a 20.6% increase. Excluding capital gains, earnings per share were $2.33 in the six months ended June 30, 1997 compared with $2.04 in the six months ended June 30, 1996, a 14.2% increase. Revenues in the six months ended June 30, 1997 were $280.4 million, a 19.3% increase over revenues of $235.0 million in the six months ended June 30, 1996.

PMI's NIW totaled $6.7 billion in the six months ended June 30, 1997, compared with $8.9 billion in the six months ended June 30, 1996, a 24.7% decrease. The decrease in NIW resulted from the number of new mortgage insurance policies issued decreasing by 26.2%, to 52,535 policies in the six months ended June 30, 1997 from 71,231 policies in the corresponding period of 1996, partially offset by an increase in the average loan size to $127,200 from $124,700.

The primary factor contributing to the decrease in new policies issued was the decline in the total volume of insured loans in the private mortgage insurance industry in the six months ended June 30, 1997 compared with the corresponding period of 1996. The private mortgage insurance industry experienced a decline in total NIW of 15.9% to $53.9 billion in the six months ended June 30, 1997 from $64.1 billion in the corresponding period of 1996. The secondary factor contributing to the decrease in new policies issued was a decline in market share. PMI's market share of NIW decreased to 12.4% in the six months ended June 30, 1997 from 13.9% in the corresponding period of 1996. Including CMG, combined market share was 13.4% in the six months ended June

30, 1997 compared with 14.4% in the corresponding period of 1996. These declines in market share were primarily due to the availability of a pool insurance product not offered by PMI and secondarily to increases in product and underwriting competition in the California market.

Mortgage insurance net premiums written were $175.5 million in the six months ended June 30, 1997 compared with $144.6 million in the corresponding period of 1996, an increase of 21.4%. The increase is attributable primarily to the growth of insurance in force from one year prior, secondarily to higher average premium rates and higher average loan sizes, and also the effect of the Centre Re cessions in 1996, offset by a decrease in new premiums written resulting from the decrease in NIW from the 1996 level.

The increase in average premium rates was caused by a continuing shift to 95s with increased insurance coverage, and an increase in the use of ARMs. 95s with 30% coverage increased to 42.6% of NIW in the six months ended June 30, 1997 compared with 38.8% in the six months ended June 30, 1996. ARMs increased to 13.8% of NIW in the six months ended June 30, 1997 compared with 9.9% in the six months ended June 30, 1996.

Refunded premiums decreased in the six months ended June 30, 1997 to $7.0 million from $8.8 million in the six months ended June 30, 1996. This was due primarily to the decrease in mortgage refinancing volume during the six months ended June 30, 1997. PMI's ceded premiums written as a percentage of net new, renewal and refunded premiums decreased to 2.7% in the six months ended June 30, 1997 compared with 8.8% in the corresponding period of 1996. The reduction of ceding percentages in 1997 was due to the Centre Re termination and commutation.

Mortgage insurance premiums earned increased 17.0% to $192.0 million in the six months ended June 30, 1997 from $164.1 million in the six months ended June 30, 1996. This increase is due primarily to the growth in insurance in force from one year prior, secondarily to higher premium rates and higher average loan sizes, and also to the effect of the Centre Re cessions in 1996, offset by a decrease in NIW from the 1996 level.

The Company's net investment income in the six months ended June 30, 1997 was $40.7 million compared with $33.5 million in the six months ended June 30, 1996, an increase of 21.5%. The increase was primarily attributable to the growth in the average amount of invested assets as discussed above. The Company's average investment yield (pretax) was 6.1% in the six months ended June 30, 1997 and 1996. Realized capital gains (net of losses) increased over 1996, up $8.8 million to $18.8 million in the six months ended June 30, 1997 from $10.0 million in the six months ended June 30, 1996. This was due primarily to the sale of approximately $50.0 million of equity securities in the first quarter of 1997.

Mortgage insurance losses and loss adjustment expenses increased to $73.1 million in the six months ended June 30, 1997 from $62.6 million in the six months ended June 30, 1996, an increase of 16.8%. This increase was due primarily to the growth and maturation of insurance in force and a related increase in the default rate, secondarily to the effect of the Centre Re cessions in 1996, and also to increased claim amounts associated with the higher coverage percentages and higher loan sizes. Primary claims paid in the six months ended June 30, 1997 were approximately $73 million compared with approximately $67 million for the six months ended June 30, 1996. Policies written in California accounted for approximately 68% and 72% of the total dollar amount of claims paid in the six months ended June 30, 1997 and 1996, respectively.

Mortgage insurance underwriting and other expenses increased 22.6% to $40.7 million in the six months ended June 30, 1997 from $33.2 million in the six months ended June 30, 1996. This increase was primarily attributable to the effect of Centre Re cessions on 1996 expenses and secondarily to an increase in contract underwriting expenses.

The mortgage insurance loss ratio in the six months ended June 30, 1997 and 1996 was 38.1%. The expense ratio increased slightly over 1996, to 23.2% in the six months ended June 30, 1997 from 22.9% in the six months ended June 30, 1996, resulting in a combined ratio of 61.3% in 1997, 0.3 percentage points higher than the 1996 ratio of 61.0%.

Interest expense of $3.4 million was incurred in the six months ended June 30, 1997 related to the long-term debt issued by the Company in November of 1996. The Company incurred an additional $3.5 million of expenses related to distributions on the redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

Title insurance premiums earned increased 7.9% to $26.0 million in the six months ended June 30, 1997 compared with $24.1 million in the six months ended June 30, 1996. This improvement was due to the ongoing expansion efforts of the title business. Underwriting and other expenses increased 7.8% to $23.5 million in the six months ended June 30, 1997 compared to $21.8 million in the six months ended June 30, 1996. This increase is directly attributable to the increase in premiums earned. The title insurance combined ratio decreased to 93.0% in the six months ended June 30, 1997 from 93.9% in the six months ended June 30, 1996.

Other income, primarily revenues generated by MSC, decreased to $2.9 million in the six months ended June 30, 1997 from $3.2 million in the six months ended June 30, 1996. This decrease is representative of the volume decreases in mortgage loan originations. Contract underwriting services have generated a significant percentage of PMI's NIW in the first half of 1997, and are expected to do so in the foreseeable future. See Cautionary Statement.

The Company's effective tax rate increased to 29.4% in the six months ended June 30, 1997, compared to 28.6% in the six months ended June 30, 1996. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The increase in the effective rate in 1997 over 1996 was due primarily to the capital gains on the sale of equity securities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below.

TPG's principal sources of funds are dividends from PMI and APTIC, cash and investment income thereon and funds that may be raised from time to time in the capital markets. There are various restrictions on PMI's ability to pay dividends which are discussed in Note 11 of Notes to Consolidated Financial Statements contained in The PMI Group, Inc. 1996 Annual Report to Shareholders. Under the most restrictive of such dividend limitations, the maximum amount of dividends PMI can distribute to TPG cannot exceed $31.4 million during 1997
without prior regulatory approval.   In June of 1997, the Arizona Department of
Insurance approved an extraordinary dividend of $45.0 million, payable in July 1997. Accordingly, PMI has paid dividends to TPG totaling $76.4 million through July 1997. TPG has two available bank credit lines totaling $50.0 million.
There were no outstanding borrowings under the credit lines during 1997. In February 1997, TPG privately issued $100 million 8.309% redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, payment of operating expenses, funding of acquisitions, additions to its investment portfolio and investments in subsidiaries. Under the stock buy-back program authorized by the TPG Board of Directors, the Company may repurchase an additional $60.0 million of common stock as of June 30, 1997.

As of June 30, 1997, TPG had approximately $145.3 million of available funds. This amount has increased substantially from the December 31, 1996 amount due to the unused portion of the proceeds from the February 1997 $100.0 redeemable capital securities issue, less common stock repurchases of $59.9 million through the first six months of 1997.

The principal sources of funds for PMI are premiums received on new and renewal business, commissions on ceded business and reimbursement of losses from reinsurers (including $32.5 million from Forestview in the six months ended June 30, 1997), and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, reinsurance premiums, other operating expenses and dividends to TPG.

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

PMI generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from PMI's operating activities totaled $102.1 million and $25.3 million for the six months ended June 30, 1997 and 1996, respectively. This increase is due primarily to the collection of $53.6 million as a result of the Centre Retermination and commutation and secondarily to the increase in premiums written of $30.9 million in the six months ended June 30 1997 compared to the corresponding period of 1996.

Consolidated reserve for losses and loss adjustment expenses decreased from $199.8 million at December 31, 1996, to $198.3 million at June 30, 1997. The decrease in the consolidated reserve for losses and loss adjustment expense is due primarily to the improvements in PMI's California book of business, resulting in lower average claims.

Consolidated shareholders' equity increased from $986.9 million at December 31, 1996, to $1,014.7 million at June 30, 1997, an increase of $27.8 million, or 2.8%. The change in shareholders' equity consisted of increases of $91.5 million from net income and $2.1 million from stock option activity, offset by common stock repurchases of $59.9 million, dividends declared of $3.3 million and a decrease of $2.6 million in net unrealized gains on investments available for sale (net of tax).

PMI's risk-to-capital ratio at June 30, 1997 was 14.8:1, compared to 15.9:1 at December 31, 1996.


CAUTIONARY STATEMENT

The statements contained in this document, including statements which are incorporated by reference, that are not historical facts, and that relate to future plans, events or performance are forward-looking statements. Such forward-looking statements in this document include the following: (i) Management believes that market share has stabilized in the second quarter of 1997 after decreases experienced during the fourth quarter of 1996 and first quarter of 1997 and further expects that PMI will continue to grow market share in the second half of the year; (ii) Management expects the default rate to increase slightly during the remainder of 1997; (iii) Although management expects that during 1997 California will continue to account for the majority of total claims paid, management also anticipates that California claims paid as a percentage of total claims paid will continue to decline consistent with the decline in default rates on PMI's California policies. Accordingly, management anticipates the Company average claim size will continue to decrease for the foreseeable future; (iv) Contract underwriting services are expected to generate a significant percentage of PMI's NIW in the foreseeable future; and (v) it is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1997 and beyond. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth in the next section.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

GENERAL CONDITIONS

Several factors such as economic recessions, falling housing values, rising unemployment rates, deteriorating borrower credit, interest rate volatility, increases in refinance activity caused by declining interest rates, legislation impacting borrowers' rights, or combinations of such factors might affect the mortgage insurance industry in general and could materially and adversely affect the Company's financial condition and results of operations. Such economic events could materially and adversely impact the demand for mortgage insurance, cause claims on policies issued by PMI to increase, and/or cause a similar adverse increase in PMI's loss experience.

Other factors that may influence the amount of NIW by PMI include mortgage insurance industry volumes of new business, the impact of competitive underwriting criteria and products including mortgage pool insurance, the effect of risk-sharing structured transactions, changes in the performance of the financial markets, general economic conditions that affect the demand for or acceptance of the Company's products, changes in government housing policy, changes in government regulations or interpretations regarding the Real Estate Settlement Procedures Act ("RESPA"), changes in the statutory charters, regulations, powers and coverage requirements of government-sponsored enterprises ("GSEs"), banks and savings institutions, customer consolidation and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings.

REGIONAL CONCENTRATION

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, where PMI has 21.7% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.65% compared to 2.20% nationwide as of June 30, 1997.

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

CHANGES IN COMPOSITION OF INSURANCE WRITTEN

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At June 30, 1997, approximately 45% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"), which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Although PMI charges higher premium rates for loans which are ARMs and/or 95s and even higher rates for 97s, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such net losses could materially and adversely affect the Company's financial condition and results of operations.

INSURANCE IN FORCE

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. In the six months ended June 30, 1997 approximately 94% of the mortgage insurance premiums earned were generated from renewal premiums received on existing insurance in force. PMI's policies for insurance coverage typically have a life expectancy of 5 to 7 years. Insurance coverage may be canceled by the policy owner or servicer of the loan at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will be not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time. As a result, the Company's financial condition and results of operation could be materially and adversely affected by a significant increase in policy cancellations.

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

MARKET SHARE; COMPETITION; CONTRACT UNDERWRITING SERVICES

Management believes that market share has stabilized in the second quarter of 1997 after decreases experienced during the fourth quarter of 1996 and first quarter of 1997, and management expects that PMI will continue to grow market share in the second half of the year. The Company's financial condition and results of operations could be materially and adversely affected by a decline in its market share, or a decline in market share of the private mortgage insurance industry. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions which choose to remain uninsured. PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. PMI and other private mortgage insurers also compete indirectly with Fannie Mae and Freddie Mac. These GSEs are permitted by statute to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Any legislative or statutory change that would eliminate or decrease the use of mortgage insurance in connection with the purchase of high-LTV loans by Fannie Mae or Freddie Mac could adversely affect the demand for private mortgage insurance and have a material and adverse effect on the Company's financial condition and results of operations.

The Company provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Accordingly, contract underwriting generates a significant percentage of PMI's NIW, and is expected to do so in the foreseeable future. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations.

TPG and PMI, from time to time, introduce new mortgage insurance products or programs. The Company's financial condition and results of operations could be materially and adversely affected if PMI or the Company experience delays in introducing competitive new products and programs. In addition, for any introduced product, there can be no assurance that such products or programs will be as profitable as the Company's existing products and programs.

FANNIE MAE, FREDDIE MAC AND FHA; STATE AND FEDERAL LEGISLATION

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Any change in PMI's existing eligibility status could have a material and adverse effect on the Company's financial condition and results of operations.

The maximum principle balance of loans eligible for purchase by Fannie Mae and Freddie Mac is $214,600. In addition, proposals have been advanced which would allow Fannie Mae and Freddie Mac greater flexibility in utilizing substitutes for private mortgage insurance. The Company cannot predict whether the higher loan principal balance eligible for purchase by these GSEs or whether such proposals, if adopted by these GSEs, would materially and adversely affect the Company's financial condition and results of operations.

Although PMI cannot generally cancel its mortgage insurance policies once issued, PMI must cancel mortgage insurance for a mortgage loan upon the request of the insured. Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation and legislation in approximately a dozen states has been introduced that also addresses these issues. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be charged to borrowers, are still being formulated and remain uncertain. Statues giving borrowers' cancellation rights and or preventing premiums from being paid by borrowers presently exist in five states, including California. Management presently believes that the current statues will not have a material impact on the Company's financial condition or results of operations. Management believes it is too early to ascertain the impact of the enactment of any additional mortgage cancellation proposals.

Legislation and regulatory changes affecting the FHA and certain commercial banks that forego insurance have affected demand for private mortgage insurance. For example, the maximum individual loan amount that the FHA can insure was recently increased to $160,950. Also, the maximum individual loan amount that the VA can insure is $203,150. Legislation, increases in the maximum insurable loan amount, or other expansion of eligibility for the FHA and VA would likely have a material and adverse effect on the Company's financial position and results of operations. Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. Since the private mortgage insurance industry competes principally with the FHA, any increase in the FHA's maximum individual loan amount could make the FHA more competitive with PMI. In addition, the Office of the Comptroller of the Currency granted permission in 1996 to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated by such bank. The Office of Thrift Supervision is in the process of considering whether similar activities are permitted for savings institutions. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future and could materially and adversely effect the Company's financial condition and results of operations.

NEW YORK DEPARTMENT OF INSURANCE

TPG offers both a captive reinsurance structure and a risk-sharing product (a performance note) that is designed to encourage quality originations and loss mitigation by lenders. To date, neither product has represented a significant portion of the Company's revenues. In March 1997, the New York Department of Insurance stated in a letter addressed to all private mortgage insurers that both captive reinsurance structures and the use of variable rate notes to a lender by an affiliate of a mortgage guarantee insurer where the rate of interest to the noteholder is based upon the underwriting experience of the mortgage guarantee insurer on the mortgages originated by the noteholder would be considered to be illegal under New York law. The Company is currently discussing with the New York Department of Insurance the structure of its performance note product as well as its captive reinsurance arrangements with certain of its customers. The Company indicated to the New York Department of Insurance that it disagrees with the statements in the letter. Management is unable to predict at this time the results of these discussions.

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

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE


Historically, Allstate provided capital and other business support services to PMI pursuant to a variety of contractual arrangements with PMI and TPG.
Pursuant to the Runoff Support Agreement with Allstate, if PMI's risk-to capital ratio exceeds 23 to 1, Allstate will have certain limited rights and obligations to pay amounts with respect to claims under PMI policies in effect prior to the effective date of the Runoff Support Agreement (or to contribute capital to TPG or to PMI for such purpose). In December 1993, PMI entered into an agreement ("Reinsurance Treaty") with Forestview whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. PMI understood that the assumption of the PMI mortgage pool insurance policies would occur over the two-year period following the initial public offering of PMI's common stock in April of 1995. The parties have recently commenced the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview has also recently advised PMI that it believes it may have overpaid in reimbursing PMI under the Reinsurance Treaty in connection with certain claims. PMI's claims practices with respect to the run-off of the mortgage pool insurance business under the Reinsurance Treaty are the subject of an audit by Forestview. The ultimate amount and financial impact of any required repayments, if Forestview were successful in its assertions, cannot be predicted with any certainty at this time. PMI has disputed that there is a basis for claiming that any such overpayment has occurred. PMI ceded $6.3 million of pool premiums to Forestview and collected $32.5 million of reimbursed pool claims from Forestview in the six months ended June 30, 1997 in connection with the Reinsurance Treaty. During 1996, PMI ceded $13.9 million of pool premiums to Forestview and collected $58.9 million of reimbursed pool claims from Forestview. It is anticipated that additional claims significantly in excess of premiums will be paid in 1997 and beyond. See Note 4 - Related Party Transaction of Notes to Consolidated Financial Statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 JUNE 30, 1997



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 13, 1997, the following individuals were elected to the Board of Directors:

1.   Election of Directors

                                  Votes For                Votes Withheld
                                  ---------                --------------
James C. Castle                    31,500,451                   27,596
Donald C. Clark                    31,500,426                   27,621
W. Roger Haughton                  31,500,826                   27,221
Wayne E. Hedien                    31,500,801                   27,246
Edward M. Liddy                    31,500,801                   27,246
John D. Roach                      31,500,451                   27,596
Kenneth T. Rosen                   31,500,451                   27,596
Richard L. Thomas                  31,500,351                   27,696
Mary Lee Widener                   31,500,251                   27,796


The following proposal was approved at the Company's Annual Meeting:


                                                 Votes for      Votes against       Votes withheld
                                                 ---------      -------------       --------------
2.  Appointment of Deloitte & Touche LLP
 as independent auditors of the Company
 for 1997                                         31,363,861          4,196               159,990



ITEM 5 - OTHER INFORMATION


On July 14, 1997, TPG's Board of Directors increased the size of the board from 9 members to 10 members and elected Harold M. Messmer, Jr. to the board. Mr. Messmer, age 51, is currently chairman of the board, president and chief executive officer of Robert Half International Inc., an international specialized staffing services company. Mr. Messmer is a member and Vice Chair of the Compensation and Nominating Committee.

On June 2, 1997, Thomas C. Brown, age 48, was named Senior Vice President of National Accounts for PMI. Mr. Brown was most recently president and chief executive officer of Centerbank Mortgage Company and has held these positions since 1989.

On August 4, 1997, John H. Fulford, age 48, was named Senior Vice President of National Sales for PMI. Mr. Fulford was most recently senior vice president of marketing at Fannie Mae. He first joined Fannie Mae in 1983, serving as senior assistant regional vice president of marketing and in 1985 became the company's senior vice president for its western regional office, a position he held for eleven years.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

          (b)  Reports on  Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 1997.



                                            THE PMI GROUP, INC.



                                            /s/  John M. Lorenzen, Jr.
                                            --------------------------
                                            John M. Lorenzen, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer



                                            /s/  William A. Seymore
                                            -----------------------
                                            William A. Seymore
                                            Vice President and Chief
                                            Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)

          Exhibit
          Number                  DESCRIPTION OF EXHIBIT
          -------                 ----------------------


           11.1              Computation of Net Income Per Share

           27.1              Financial Data Schedule