Form 10-Q
period 1997-09-30
PMI GROUP INC
filed 1997-11-13
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              -------------  -------------


Commission file number         1-13664



                              THE PMI GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-3199675
 (State of Incorporation)                      (IRS Employer Identification No.)

       601 MONTGOMERY STREET,
      SAN FRANCISCO, CALIFORNIA                               94111
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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK         PAR VALUE         DATE           NUMBER OF SHARES
--------------         ---------         ----           ----------------
Common Stock             $0.01          10/31/97           32,457,221

                           THE PMI GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1997


PART I - FINANCIAL  INFORMATION                                                       PAGE
                                                                                      ----
  Item 1.  Interim Consolidated Financial Statements and Notes.

                Consolidated Statements of Operations for the Three Months and
                     Nine Months Ended September 30, 1997 and 1996..............         3

                Consolidated Balance Sheets as of September 30, 1997 and
                     December 31, 1996..........................................         4

                Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 1997 and 1996..........................         5

                Notes to Consolidated Financial Statements......................       6-7


  Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................      8-19


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................        20

  Item 6.  Exhibits and Reports on Form 8-K.....................................        20

SIGNATURES......................................................................        21

INDEX TO EXHIBITS...............................................................        22


                         PART I - FINANCIAL INFORMATION

                      ITEM 1. INTERIM FINANCIAL STATEMENTS

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS          NINE MONTHS
                                                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                             --------------------  --------------------
(In thousands except for per share                                             1997       1996       1997       1996
 amounts)                                                                    ---------  ---------  ---------  ---------

       REVENUES
         Premiums earned.................................................     $117,544   $104,953   $335,541   $293,237
         Investment income, less investment expense......................       21,434     16,449     62,181     49,937
         Realized capital gains, net.....................................          292      4,190     19,106     14,174
         Other income....................................................        1,934      1,858      4,831      5,064
                                                                              --------   --------   --------   --------
          TOTAL REVENUES.................................................      141,204    127,450    421,659    362,412
                                                                              --------   --------   --------   --------

       LOSSES AND EXPENSES

         Losses and loss adjustment expenses.............................       39,512     36,770    113,262    100,273
         Underwriting and other expenses.................................       41,519     32,208    111,893     94,097
         Interest expense................................................        1,693         --      5,068         --
         Distributions on redeemable capital
            securities of subsidiary trust (Note 2)......................        2,078         --      5,542         --
                                                                              --------   --------   --------   --------
          TOTAL LOSSES AND EXPENSES......................................       84,802     68,978    235,765    194,370
                                                                              --------   --------   --------   --------

       INCOME BEFORE INCOME TAXES........................................       56,402     58,472    185,894    168,042

       INCOME TAX EXPENSE................................................       14,489     17,192     52,530     48,552
                                                                              --------   --------   --------   --------

       NET INCOME........................................................     $ 41,913   $ 41,280   $133,364   $119,490
                                                                              ========   ========   ========   ========

       WEIGHTED AVERAGE SHARES OUTSTANDING...............................       33,299     35,100     33,783     35,101
                                                                              ========   ========   ========   ========

       NET INCOME PER  SHARE.............................................        $1.26      $1.18      $3.95      $3.40
                                                                              ========   ========   ========   ========




          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,   DECEMBER 31,
(Dollars in thousands)                                                              1997           1996
                                                                               --------------  -------------
ASSETS
Investments
  Available for sale, at market
    Fixed income securities
      (amortized cost $1,223,153 and  $1,042,570)..........................     $1,282,433     $1,085,514
    Equity securities
      Common stock (cost $37,594 and $77,775)..............................         70,116        112,583
      Preferred stock (cost $12,055 and $305)..............................         12,262            388
  Common stock of affiliate, at underlying book value......................         15,562         11,385
  Short-term investments (at cost, which approximates market)..............         74,200         81,876
                                                                                ----------     ----------
                TOTAL INVESTMENTS..........................................      1,454,573      1,291,746

Cash.......................................................................          7,737          6,592
Accrued investment income..................................................         21,007         19,439
Reinsurance recoverable and prepaid premiums...............................         28,305         83,379
Receivable from affiliates.................................................          9,307         10,525
Receivable from Allstate...................................................         16,822         16,822
Deferred policy acquisition costs..........................................         35,794         31,633
Property and equipment, net................................................         27,704         22,519
Other assets...............................................................         47,592         27,264
                                                                                ----------     ----------
                   TOTAL ASSETS............................................     $1,648,841     $1,509,919
                                                                                ==========     ==========
LIABILITIES
Reserve for losses and loss adjustment expenses............................     $  199,798     $  199,774
Unearned premiums..........................................................         97,594        116,951
Long-term debt.............................................................         99,547         99,342
Reinsurance balances payable...............................................         11,056         13,295
Deferred income taxes......................................................         58,701         50,786
Other liabilities and accrued expenses.....................................         54,718         42,909
                                                                                ----------     ----------
                   TOTAL LIABILITIES.......................................        521,414        523,057
                                                                                ----------     ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES
  OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURE OF THE COMPANY  (NOTE 2)...................         99,022              -

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized.............              -              -
Common stock -- $.01 par value; 125,000,000 shares
  authorized; 35,120,862 and 35,047,619 issued.............................            351            350
Additional paid-in capital.................................................        260,680        258,059
Unrealized net gains on investments........................................         60,834         50,709
Retained earnings..........................................................        836,265        707,885
Treasury stock (2,351,900 and 537,800 shares at cost)......................       (129,725)       (30,141)
                                                                                ----------     ----------
                   TOTAL SHAREHOLDERS' EQUITY..............................      1,028,405        986,862
                                                                                ----------     ----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............     $1,648,841     $1,509,919
                                                                                ==========     ==========

          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                             ----------------------
(In thousands)                                                                  1997        1996
                                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................................      $ 133,364   $ 119,490
Adjustments to reconcile net income to net cash
  provided by operating activities
    Realized capital gains, net........................................        (19,106)    (14,174)
    Equity in (earnings) loss of affiliate.............................         (1,002)        308
    Depreciation and amortization......................................          3,700       2,312
    Changes in:
      Reserve for losses and loss adjustment expenses..................             24       7,410
      Unearned premiums................................................        (19,357)    (22,647)
      Deferred policy acquisition costs................................         (4,161)     (3,466)
      Accrued investment income........................................         (1,568)      2,024
      Reinsurance balances payable.....................................         (2,239)      3,985
      Reinsurance recoverable and prepaid premiums.....................         55,074     (16,087)
      Income taxes.....................................................          2,459         443
      Receivable from affiliates.......................................          1,218     (12,438)
      Receivable from Allstate.........................................             --      (1,851)
      Other............................................................         (9,257)     (4,643)
                                                                             ---------   ---------
          Net cash provided by operating activities....................        139,149      60,666
                                                                             ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities...............................         79,205      79,682
Investment collections of fixed income securities......................          9,125      31,503
Proceeds from sales of fixed income securities.........................        330,498     143,598
Investment purchases
    Fixed income securities............................................       (519,351)   (292,617)
    Equity securities..................................................        (30,115)    (64,713)
Net decrease in short-term investments.................................          7,676      59,688
Investment in affiliate................................................         (3,108)     (1,350)
Purchase of property and equipment.....................................         (8,900)     (7,920)
                                                                             ---------   ---------
          Net cash used in investing activities........................       (134,970)    (52,129)
                                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable capital securities (Note 2).....................         99,000          --
Proceeds from exercise of stock options................................          2,621         822
Dividends paid to shareholders.........................................         (5,071)     (5,250)
Purchase of The PMI Group, Inc. common stock...........................        (99,584)     (4,167)
                                                                             ---------   ---------
          Net cash used in financing activities........................         (3,034)     (8,595)
                                                                             ---------   ---------

NET INCREASE (DECREASE) IN CASH........................................          1,145         (58)

CASH AT BEGINNING OF PERIOD............................................          6,592       3,654
                                                                             ---------   ---------
CASH AT END OF PERIOD..................................................      $   7,737   $   3,596
                                                                             =========   =========

          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), Residential Guaranty Co. ("RGC"), American Pioneer Title Insurance Company ("APTIC"), PMI Mortgage Guaranty Co. ("PMG") and PMI Capital I, and PMI's wholly-owned subsidiaries, PMI Mortgage Services Co. ("MSC") and PMI Securities Co. collectively referred to as the "Company". PMI also owns 45% of CMG Mortgage Insurance Company ("CMG"). CMG is accounted for on the equity method in the Company's consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1997, and its consolidated statements of operations and cash flows for the periods ended September 30, 1997 and 1996, have been included. Interim results for the periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1996 Annual Report to Shareholders.

NOTE 2 - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE OF THE COMPANY

On February 4, 1997, TPG, through a wholly-owned trust, privately issued $100.0 million of 8.309% capital securities, Series A. Such securities are redeemable after February 1, 2007, at a premium or upon occurrence of certain tax events, and mature on February 1, 2027. The net proceeds, totaling $99.0 million, were used for general corporate purposes, including common stock repurchases and additions to the investment portfolio. The capital securities were issued by PMI Capital I (the "Issuer Trust"). The sole assets of the Issuer Trust consist of $103.1 million principal amount of a junior subordinated debenture (the "Debenture") issued by TPG to the Issuer Trust. The Debenture bears interest at the rate of 8.309% per annum and matures on February 1, 2027. The amounts due to the Issuer Trust under the Debenture and the related income statement amounts have been eliminated in the Company's consolidated financial statements. Distributions on the capital securities occur on February 1 and August 1 of each year. The obligations of TPG under the Debenture and a related guarantee and expense agreement constitute a full and unconditional guarantee by TPG of the Issuer Trust's obligations under the capital securities. The capital securities are subject to mandatory redemption under certain circumstances.

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

If SFAS No. 128 had been in effect during the current and prior year periods, basic EPS would have been $1.26 and $1.18 in the three months ended September 30, 1997 and 1996, respectively, and $3.96 and $3.41 in the nine months ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS No. 128 would not have been different than the primary EPS currently reported for both periods.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that the Company report, by major components and a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for the Company's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management has not determined if it will adopt an earlier application of SFAS No. 130 and 131.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated net income in the three months ended September 30, 1997 was $41.9 million, a 1.5% increase over net income of $41.3 million in the corresponding period of 1996. The increase was attributable to increases primarily in premiums earned and secondarily in investment income of 12.0% and 30.3%, respectively, partially offset by increases primarily in underwriting and other expenses of 28.9%, secondarily to a $3.9 million reduction in realized capital gains, and also to interest and other charges of $3.8 million not incurred during 1996 and to increases in losses and loss adjustment expenses of 7.5%. Premiums earned increased primarily from the growth in mortgage insurance operations, secondarily to increases in the title operations, and also from the effect of a termination and commutation of a reinsurance treaty with Centre Re effective December 31, 1996. The 1996 results of operations include reinsurance transactions pursuant to the reinsurance treaty with Centre Re in effect during 1996. Earnings per share were $1.26 in the three months ended September 30, 1997, compared with $1.18 in the corresponding period of 1996, a 6.8% increase. Excluding capital gains, operating earnings per share were $1.25 in the third quarter of 1997 compared with $1.10 in the third quarter of 1996, a 13.6% increase. Revenues in the third quarter of 1997 were $141.2 million, an increase of 10.8% over revenues of $127.5 million in the third quarter of 1996.

PMI's new insurance written ("NIW") totaled $4.5 billion in the third quarter of 1997, compared with $5.0 billion in the third quarter of 1996, a 10.0% decrease. The decrease in NIW resulted from the number of new mortgage insurance policies issued decreasing by 14.4%, to 34,342 policies in the three months ended September 30, 1997 from 40,100 policies in the corresponding period of 1996, partially offset by an increase in the average loan size to $129,600 from $125,550.

The primary factor contributing to the decrease in new policies issued was a decline in market share. PMI's market share of NIW decreased to 13.3% in the three months ended September 30, 1997 from 14.7% in the corresponding period of 1996, but increased in the third quarter of 1997 from 12.6% in the second quarter of 1997. On a combined basis with CMG, market share decreased to 14.5% in the third quarter of 1997 compared with 15.5% in the corresponding period of 1996, but increased in the third quarter of 1997 from 13.7% in the second quarter of 1997. The year over year declines in market share were primarily due to the availability of a pool insurance product not offered by PMI and secondarily to increases in product and underwriting competition in the California market. PMI recently filed policy forms with various state insurance regulators which would allow PMI to offer a GSE pool insurance product to state housing finance authorities and a select group of quality lenders with well-diversified loan pools as part of PMI's value-added strategy. Management presently cannot predict the impact this pool insurance product will have on PMI's market share.

A secondary factor contributing to the decrease in new policies issued was the decline in the volume of insured loans in the private mortgage insurance industry in the third quarter of 1997 compared with the corresponding period of 1996. The private mortgage insurance industry experienced a decline in total new insurance written of approximately 2% to $33.4 billion in the third quarter of 1997 from $34.0 billion in the corresponding period of 1996, which was caused by a decrease in the new home purchase market partially offset by an increase in refinancing activity. Refinancing as a percentage of PMI's NIW increased slightly to 10.7% in the three months ended September 30, 1997 from 10.4% in the corresponding period of 1996.

PMI's cancellations of insurance in force were $4.1 billion in the third quarter of 1997 compared to $2.7 billion in the corresponding period of 1996. This increase is primarily due to the increase in refinancing activity throughout the mortgage origination industry brought on by lower interest rates, and secondarily to the maturation of PMI's 1992 and 1993 book of business.

PMI's persistency rate (percentage of insurance remaining in force from one year prior) decreased 0.3 percentage points, and stands at 82.5% as of September 30, 1997 compared with 82.8% in the corresponding period of 1996. This decrease is due primarily to the policy cancellations discussed above. Insurance in force as of September 30, 1997 was $77.8 billion compared with $77.3 billion as of
December 31, 1996.   The annualized growth rate of insurance in force was 0.9%
and 8.6% as of September 30, 1997 and 1996, respectively. This decrease was due primarily to lower NIW and higher policy cancellations in 1997 compared with 1996. The lower growth rate in insurance in force may have an adverse impact on the rate of growth, if any, of PMI's future renewal premiums. See Cautionary Statement.

Mortgage insurance net premiums written were $98.5 million in the third quarter of 1997 compared with $92.1 million in the corresponding period of 1996, an increase of 6.9%. The increase is attributable primarily to the effect of the Centre Re cessions in 1996, secondarily to the growth of insurance in force from one year prior, and also to higher average premium rates and higher average loan sizes, offset by a decrease in new premiums written resulting from the decrease in NIW from the 1996 level and a slight increase in refunds. Refunded premiums increased in the third quarter of 1997 to $4.2 million from $3.5 million in the third quarter of 1996, due primarily to an increase in policy cancellations discussed above.

The increase in average premium rates was caused by a continuing shift to mortgages with loan-to-value ratios ("LTVs") greater than 90% and equal to or less than 95% ("95s") with increased insurance coverage partially offset by a decrease in use of adjustable rate mortgages ("ARMs"). Although 95s with 30% coverage remained unchanged at approximately 43% of NIW in the third quarter of 1997 and 1996, this deep-coverage book of business had a greater impact on renewal premiums as the percent of 95s with 30% coverage increased to 20.7% of insurance in force as of September 30, 1997 from 14.4% as of September 30, 1996. ARMs decreased to 12.4% of NIW in the third quarter of 1997 compared with 17.4% in the third quarter of 1996. The monthly premium plan as a percent of NIW represented 97.8% of NIW in the three months ended September 30, 1997 compared with 95.8% in the three months ended September 30, 1996.

Mortgage insurance premiums earned increased 10.3% to $100.7 million in the third quarter of 1997 from $91.3 million in the third quarter of 1996. This increase is due primarily to the growth in insurance in force from one year prior, secondarily to higher premium rates and higher average loan sizes, and also to the effect of the Centre Re cessions in 1996, offset by the decrease in NIW from the 1996 level.

The Company's net investment income in the third quarter of 1997 was $21.4 million compared with $16.4 million in the third quarter of 1996, an increase of 30.5%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from cash flows generated by operating activities and the $198.3 million of combined proceeds from the November 1996 debt offering and the February 1997 redeemable capital securities offering, coupled with a slight increase in the average investment yield (pretax) to 6.3% in the third quarter of 1997 from 6.0% in the third quarter of 1996 due primarily to a reallocation of the company's investment portfolio. Realized capital gains (net of losses) experienced a decrease from 1996 to $0.3 million in the third quarter of 1997 from $4.2 million in the third quarter of 1996 because of a decrease in activity in the Company's equity portfolio.

Mortgage insurance losses and loss adjustment expenses increased to $39.1 million in the third quarter of 1997 from $36.4 million in the third quarter of 1996, an increase of 7.4%. This increase was due primarily to the effect of the Centre Re cessions in 1996, secondarily to the growth and maturation of insurance in force and a related increase in the default rate.

PMI's default rate has increased to 2.29% at September 30, 1997 from 2.03% at September 30, 1996. This increase was due primarily to the policy cancellations discussed above, and secondarily to normal delinquency development in states where PMI has expanded its market presence and the maturation of PMI's 1992 and 1993 books of business. Management expects the default rate to increase slightly during the remainder of 1997. See Cautionary Statement.

The default rates on PMI's California policies increased to 3.74% (representing 4,075 loans in default) at September 30, 1997, from 3.63% (representing 4,018 loans in default) at September 30, 1996. This increase was primarily due to policy cancellations discussed above. Policies written in California accounted for approximately 61% and 76% of the total dollar amount of claims paid in the third quarter of 1997 and third quarter of 1996, respectively. Although management expects that California should continue to account for the majority of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. Accordingly, management anticipates that PMI's average claim size will continue to decrease for the foreseeable future. See Cautionary Statement.

Mortgage insurance underwriting and other expenses increased 29.8% to $22.2 million in the third quarter of 1997 from $17.1 million in the third quarter of 1996. This increase was primarily attributable to an increase in contract underwriting expenses, and secondarily to the effect of the Centre Re cessions in 1996. Contract underwriting is generally more expensive on a per application basis than underwriting a loan in-house, and is becoming an increasingly popular
method among mortgage lenders for processing loan applications.   Management
anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW. See Cautionary Statement. Contract underwriting processed loans represented 22.9% of PMI's NIW in the three months ended September 30, 1997 compared to 13.8% in the corresponding period of 1996.

The mortgage insurance loss ratio improved to 38.8% in the third quarter of 1997 compared to 39.9% in the third quarter of 1996 due primarily to the growth in premiums earned, partially offset by the increase in losses and loss adjustment expenses. The expense ratio increased to 22.5% in the third quarter of 1997 from 18.6% in the third quarter of 1996, due primarily to the increase in underwriting costs discussed above, resulting in a combined ratio of 61.4% in 1997, 2.9 percentage points higher than the 1996 ratio of 58.5%.

Interest expense of $1.7 million was incurred in the third quarter of 1997 related to the long-term debt issued by the Company in November 1996. Also, the Company incurred an additional $2.1 million of expenses in the quarter related to distributions on the redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

Title insurance premiums earned increased 22.6% to $16.8 million in the third quarter of 1997 compared with $13.7 million in the third quarter of 1996. This improvement was due to increasing current markets combined with successful ongoing expansion efforts into twelve new markets. Underwriting and other expenses increased 21.7% to $14.6 million in the third quarter of 1997 compared to $12.0 million in the third quarter of 1996. This increase is directly attributable to the increase in fees and commissions payable to third parties based on premiums earned. The title insurance combined ratio decreased to 89.3% in the third quarter of 1997 from 90.2% in the third quarter of 1996.

Other income, primarily generated by MSC's contract underwriting services, remained unchanged at $1.9 million in the third quarter of 1997 compared with the corresponding period of 1996.

The Company's effective tax rate decreased to 25.7% in the third quarter of 1997 compared to 29.4% in the third quarter of 1996. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods. The year over year decrease in the effective rate was caused primarily by the decrease in realized capital gains, and secondarily by an increase in income earned on the tax-exempt bond portfolio.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated net income in the nine months ended September 30, 1997 was $133.4 million, an 11.6% increase over net income of $119.5 million in the corresponding period of 1996. The increase was attributable to increases primarily in premiums earned of 14.4%, secondarily in investment income of 24.5%, and also to increases in realized capital gains of 34.8%, partially offset by increases primarily in losses and loss adjustment expenses of 13.0%, secondarily in underwriting and other expenses of 18.9% and also to interest and other charges of $10.6 million not incurred during 1996. Premiums earned increased primarily from the growth in mortgage insurance operations and secondarily from the effect of the Centre Re termination. The 1996 results of operations include reinsurance transactions pursuant to the reinsurance treaty with Centre Re in effect during 1996. Earnings per share were $3.95 in the nine months ended September 30, 1997, compared with $3.40 in the corresponding period of 1996, a 16.2% increase. Excluding capital gains, operating earnings per share were $3.58 in the nine months ended September 30, 1997 compared with $3.14 in the corresponding period of 1996, a 14.0% increase. Revenues in the nine months ended September 30, 1997 were $421.7 million, a 16.4% increase over revenues of $362.4 million in the nine months ended September 30, 1996.

PMI's NIW totaled $11.1 billion in the nine months ended September 30, 1997, compared with $13.9 billion in the nine months ended September 30, 1996, a 20.1% decrease. The decrease in NIW resulted from the number of new mortgage insurance policies issued decreasing by 22.0%, to 86,877 policies in the nine months ended September 30, 1997 from 111,350 policies in the nine months ended September 30, 1996, partially offset by an increase in the average loan size to $128,200 from $125,000.

The primary factor contributing to the decrease in new policies issued was the decline in the total volume of insured loans in the private mortgage insurance industry in the nine months ended September 30, 1997 compared with the corresponding period of 1996. The private mortgage insurance industry experienced a decline in total NIW of 11.0% to $87.3 billion in the nine months ended September 30, 1997 from $98.1 billion in the corresponding period of 1996. The secondary factor contributing to the decrease in new policies issued was a decline in market share. PMI's market share of NIW decreased to 12.8% in the nine months ended September 30, 1997 from 14.2% in the corresponding period of 1996. Including CMG, market share was 13.8% in the nine months ended September 30, 1997 compared with 14.8% in the corresponding period of 1996. These declines in market share were primarily due to the availability of a pool insurance product not offered by PMI and secondarily to increases in product and underwriting competition in the California market. PMI recently filed policy forms with various state insurance regulators which would allow PMI to offer a GSE pool product to state housing finance authorities and a select group of quality lenders with well-diversified loan pools as part of PMI's value-added strategy. Management presently cannot predict the impact this pool insurance product will have on PMI's market share.

PMI's cancellations of insurance in force were $10.6 billion in the nine months ended September 30, 1997 compared to $9.4 billion in the corresponding period of 1996. This increase is primarily due to an increase in refinancing activity throughout the industry brought on by lower interest rates, and secondarily to the maturation of PMI's 1992 and 1993 book of business.

Mortgage insurance net premiums written were $274.0 million in the nine months ended September 30, 1997 compared with $236.7 million in the corresponding period of 1996, an increase of 15.8%. The increase is attributable primarily to the growth of insurance in force from one year prior, secondarily to higher average premium rates and higher average loan sizes, and also to the decrease in refunded premiums to $11.2 million in the nine months ended September 30, 1997 from $12.3 million in the corresponding period of 1996, and to the effect of the Centre Re cessions in 1996, offset by a decrease in new premiums written resulting from the decrease in NIW from the 1996 level.

The increase in average premium rates was caused by a continuing shift to 95s with increased insurance coverage, and an increase in the use of ARMs. 95s with 30% coverage increased to 42.9% of NIW in the nine months ended September 30, 1997 compared with 41.0% in the nine months ended September 30, 1996. Despite a 5% decline in the third quarter of 1997, ARMs increased to 13.3% of NIW in the nine months ended September 30, 1997 compared with 12.5% in the nine months ended September 30, 1996.

Mortgage insurance premiums earned were $292.7 million in the nine months ended September 30, 1997 compared with $255.4 million in the nine months ended September 30, 1996, an increase of 14.6%. This increase is due primarily to the growth in insurance in force from one year prior, secondarily to higher premium rates and higher average loan sizes, and also to the effect of the Centre Re cessions in 1996, offset by a decrease in NIW from the 1996 level.

The Company's net investment income in the nine months ended September 30, 1997 was $62.2 million compared with $49.9 million in the nine months ended September 30, 1996, an increase of 24.7%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from positive cash flows generated by operating activities and the $198.3 million of combined proceeds from the November 1996 debt offering and the February 1997 redeemable capital securities offering, partially offset by a decrease in the average investment yield (pretax) to 6.1% in the nine months ended September 30, 1997 from 6.2% in the corresponding period of 1996. Realized capital gains (net of losses) increased over 1996, to $19.1 million in the nine months ended September 30, 1997 from $14.2 million in the nine months ended September 30, 1996. This was due primarily to the sale of approximately $50.0 million of equity securities in the first quarter of 1997.

Mortgage insurance losses and loss adjustment expenses increased to $112.2 million in the nine months ended September 30, 1997 from $99.0 million in the nine months ended September 30, 1996, an increase of 13.3%. This increase was due primarily to the effect of the Centre Re cessions in 1996, secondarily to the growth and maturation of insurance in force and a related increase in the default rate. Primary claims paid in the nine months ended September 30, 1997 were approximately $111 million compared with approximately $106 million for the nine months ended September 30, 1996.

Mortgage insurance underwriting and other expenses increased 25.1% to $62.9 million in the nine months ended September 30, 1997 from $50.3 million in the nine months ended September 30, 1996. This increase was primarily attributable to an increase in contract underwriting expenses, and secondarily to the effect of Centre Re cessions in 1996. Contract underwriting is generally more expensive on a per application basis than underwriting a loan in-house, and is becoming an increasingly popular method among mortgage lenders for processing loan
applications.   Management anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW. See Cautionary Statement. Contract underwriting processed loans represented 19.6% of PMI's NIW in the nine months ended September 30, 1997 compared to 12.1% in the corresponding period of 1996.

The mortgage insurance loss ratio decreased slightly to 38.3% in the nine months ended September 30, 1997 from 38.8% in the nine months ended September 30, 1996. This decrease was due to the growth in mortgage net premiums earned offset by the increase in losses and loss adjustment expenses discussed above. The expense ratio increased to 23.0% in the nine months ended September 30, 1997 from 21.2% in the nine months ended September 30, 1996, due primarily to the increase in underwriting costs, resulting in a combined ratio of 61.3% in 1997, 1.3 percentage points higher than the 1996 ratio of 60.0%.

Interest expense of $5.1 million was incurred in the nine months ended September 30, 1997 related to the long-term debt issued by the Company in November of 1996. The Company incurred an additional $5.5 million of expenses related to distributions on the redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

Title insurance premiums earned increased 13.2% to $42.8 million in the nine months ended September 30, 1997 compared with $37.8 million in the nine months ended September 30, 1996. This improvement was due to increasing current markets combined with successful ongoing expansion efforts into twelve new markets. Underwriting and other expenses increased 13.1% to $38.1 million in the nine months ended September 30, 1997 compared to $33.7 million in the nine months ended September 30, 1996. This increase is directly attributable to the increase in fees and commissions payable to third parties based on premiums earned. The title insurance combined ratio decreased to 91.6% in the nine months ended September 30, 1997 from 92.5% in the nine months ended September 30, 1996.

Other income, primarily revenues generated by MSC, decreased to $4.8 million in the nine months ended September 30, 1997 from $5.1 million in the nine months ended September 30, 1996. This decrease is representative of the volume decreases in mortgage loan originations. Contract underwriting services have generated a significant percentage of PMI's NIW in the first nine months of 1997. Management anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW. See Cautionary Statement.

The Company's effective tax rate decreased to 28.3% in the nine months ended September 30, 1997, compared to 28.9% in the nine months ended September 30, 1996. The benefits of tax-preference investment income and other permanent differences reduced the effective rates below the statutory rate of 35% during both periods.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below.

TPG's principal sources of funds are dividends from PMI and APTIC, cash and investment income thereon and funds that may be raised from time to time in the capital markets. There are various restrictions on PMI's ability to pay dividends which are discussed in Note 11 of Notes to Consolidated Financial Statements contained in The PMI Group, Inc. 1996 Annual Report to Shareholders. PMI has paid regular and extraordinary dividends to TPG totaling $76.4 million during 1997. TPG has two available bank credit lines totaling $50.0 million. There were no outstanding borrowings under the credit lines during 1997. In February 1997, TPG privately issued $100 million 8.309% redeemable capital securities (see Note 2 of Notes to Consolidated Financial Statements above).

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio and investments in subsidiaries. As of the date of this filing, the Company has substantially utilized the funds under the stock buy-back program authorized by the TPG Board of Directors.

As of September 30, 1997, TPG had approximately $161.0 million of available funds. This amount has increased substantially from the December 31, 1996 amount due to the unused portion of the proceeds from the February 1997 $100.0 million redeemable capital securities issue and $76.4 million in dividends from PMI, less common stock repurchases of $99.6 million through the first nine months of 1997.

The principal sources of funds for PMI are premiums received on new and renewal business, commissions on ceded business and reimbursement of losses from reinsurers (including $45.1 million from Forestview in the nine months ended September 30, 1997), and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, reinsurance premiums, other operating expenses and dividends to TPG.

The majority of claims paid under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1992 through December 31, 1995 represents 58.2% of PMI's insurance in force at September 30, 1997, with the 1993 book of business representing 19.2%. Primary claims paid were approximately $111 million and $106 million for the nine months ended September 30, 1997 and 1996, respectively.

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

PMI generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from PMI's operating activities totaled $135.2 million and $54.9 million for the nine months ended September 30, 1997 and 1996, respectively. This increase is due primarily to the collection of $53.6 million as a result of the Centre Re termination and commutation and secondarily to the increase in premiums written of $37.3 million in the nine months ended September 30, 1997 compared to the corresponding period of 1996.

Consolidated shareholders' equity increased from $986.9 million at December 31, 1996, to $1,028.4 million at September 30, 1997, an increase of $41.5 million, or 4.2%. The change in shareholders' equity consisted of increases of $133.4 million from net income, $2.6 million from stock option activity, and an increase of $10.0 million in net unrealized gains on investments available for sale (net of tax), offset by common stock repurchases of $99.6 million, and dividends declared of $4.9 million.

PMI's risk-to-capital ratio at September 30, 1997 was 15.1:1, compared to 15.9:1 at December 31, 1996.


CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements in this document include the following: (i) The lower growth rate in insurance in force may have an adverse impact on the rate of growth, if any, of PMI's future renewal premiums; (ii) Management expects the default rate to increase slightly during the remainder of 1997; (iii) Although management expects that California will continue to account for the majority of total claims paid, management anticipates that with the continued improvement in the California economy, increased benefits of loss mitigation, and improved reinstatements rates, California claims paid as a percentage of total claims paid will continue to decline. Accordingly, management anticipates that PMI's average claim size will continue to decrease for the foreseeable future; (iv) Management anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW; (v) Management presently believes that the current statutes will not have a material impact on the Company's financial condition or results of operations. Management believes it is too early to ascertain the impact of the enactment of any additional mortgage cancellation proposals; (vi) The Company presently believes that it will be able to resolve the Year 2000 Issues in a timely manner and that the cost of addressing such matter will not have a material effect on the Company's current financial position, liquidity or results of operations; and (vii) It is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1997 and beyond. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth in the next section.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

GENERAL CONDITIONS

Several factors such as economic recessions, declining housing values, higher unemployment rates, deteriorating borrower credit, rising interest rates, increases in refinance activity caused by declining interest rates, legislation impacting borrowers' rights, or combinations of such factors might affect the mortgage insurance industry and demand for housing in general and could materially and adversely affect the Company's financial condition and results of operations. Such economic events could materially and adversely impact the demand for mortgage insurance, cause claims on policies issued by PMI to increase, and/or cause a similar adverse increase in PMI's loss experience.

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

MARKET SHARE; COMPETITION

The Company's financial condition and results of operations could be materially and adversely affected by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions which choose to remain uninsured or self-insure through affiliates. Further, several of the Company's competitors have greater direct or indirect capital reserves which provide them with potentially greater flexibility than the Company in addressing competitive issues.

PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. PMI and other private mortgage insurers also compete indirectly with Fannie Mae and Freddie Mac. These GSEs are permitted by statute to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. In addition, the Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Office of Thrift Supervision is in the process of considering whether similar activities are permitted for savings institutions. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

Legislative or statutory change that would eliminate or decrease the use of mortgage insurance in connection with the purchase of high-LTV loans by Fannie Mae or Freddie Mac could adversely affect the demand for private mortgage insurance and have a material and adverse effect on the Company's financial condition and results of operations. In February 1997, the maximum principle balance of loans eligible for purchase by Fannie Mae and Freddie Mac was increased to $214,600 from $207,000. Proposals have been advanced which would allow Fannie Mae and Freddie Mac greater flexibility in utilizing substitutes for private mortgage insurance. The Company cannot predict whether the higher loan principal balance eligible for purchase by these GSEs or whether such proposals, if adopted by these GSEs, would materially and adversely affect the Company's financial condition and results of operations.

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

INSURANCE IN FORCE

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. In the nine months ended September 30, 1997 approximately 95% of the mortgage insurance premiums earned were generated from gross renewal premiums received on existing insurance in force. PMI's policies for insurance coverage typically have a life expectancy of 5 to 7 years. Insurance coverage may be canceled by the policy owner or servicer of the loan at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will be not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time. As a result, the Company's financial condition and results of operation could be materially and adversely affected by greater than anticipated policy cancellations or lower than projected persistency resulting in declines in insurance in force. Insurance in force as of September 30, 1997 was $77.8 billion compared with
$77.3 billion as of December 31, 1996.   The annualized growth rate of insurance
in force was 0.9% and 8.6% as of September 30, 1997 and 1996, respectively. The period over period decrease is primarily due to lower NIW and higher policy cancellations. The lower growth rate in insurance in force may have an adverse impact on PMI's future renewal premiums.

FANNIE MAE, FREDDIE MAC AND FHA; STATE AND FEDERAL LEGISLATION

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Any change in PMI's existing eligibility status could have a material and adverse effect on the Company's financial condition and results of operations.

Although PMI cannot generally cancel its mortgage insurance policies once issued, PMI must cancel mortgage insurance for a mortgage loan upon the request of the insured. Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation and legislation in approximately a dozen states has been introduced that also addresses these issues. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be charged to borrowers, are still being formulated and remain uncertain. Statutes giving borrowers' cancellation rights and or preventing premiums from being paid by borrowers presently exist in five states, including California. Management presently believes that the current statutes will not have a material impact on the Company's financial condition or results of operations. Management believes it is too early to ascertain the impact of the enactment of any additional mortgage cancellation proposals. See Cautionary Statement.

CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS

The Company provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Accordingly, contract underwriting generates a significant percentage of PMI's NIW. Management anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW. See Cautionary Statement. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations.

TPG and PMI, from time to time, introduce new mortgage insurance products or programs. The Company's financial condition and results of operations could be materially and adversely affected if PMI or the Company experience delays in introducing competitive new products and programs. In addition, for any introduced product, there can be no assurance that such products, including any mortgage pool type products, or programs will be as profitable as the Company's existing products and programs.

YEAR 2000 ISSUES

The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, servicing the insurance portfolio, risk analysis, underwriting, and loss reserves. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for 1997), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Issue"). The Company believes that many of its suppliers and customers also have Year 2000 Issues which could affect the Company. The Company has commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. Presently, the Company can neither quantify the cost of this work, nor the financial effect of the Year 2000 Issue if it is not resolved in a timely manner. However, the Company presently believes that it will be able to resolve the Year 2000 Issues in a timely manner and that the cost of addressing such matter will not have a material effect on the Company's current financial position, liquidity or results of operations. See Cautionary Statement.

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

RISK-TO-CAPITAL RATIO

Regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). Other factors affecting PMI's risk-to-capital ratio include: (i) regulatory review and oversight by the State of Arizona, PMI's state of domicile for insurance regulatory purposes; (ii) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1, (iii) TPG's credit agreements, and (iv) TPG's and PMI's credit or claims-paying ability ratings which require that the risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.

CHANGES IN COMPOSITION OF INSURANCE WRITTEN

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At September 30, 1997, 45.6% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At September 30, 1997, 1.6% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Although PMI charges higher premium rates for loans which are ARMs and/or 95s and even higher rates for 97s, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such net losses could materially and adversely affect the Company's financial condition and results of operations.

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

LOSS RESERVES

PMI establishes loss reserves based upon estimates of the claim rate and average claim amounts, as well as the estimated costs, including legal and other fees, of settling claims. Such reserves are based on estimates, which are regularly reviewed and updated. There can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss development on incurred defaults. The Company's financial condition and results of operations could be materially and adversely affected if PMI's reserve estimates are insufficient to cover the actual related claims paid and expenses incurred.

REGIONAL CONCENTRATION

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, where PMI has

21.1% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.74% compared to 2.29% nationwide as of September 30, 1997.

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE

In December 1993, PMI entered into a Reinsurance Treaty with Forestview whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. The parties are in the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview's previous claims-paying rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P"). Management is uncertain at this time what impact the withdrawal of the claims-paying rating will have on the parties ability to timely consummate the assumption transaction. PMI ceded $9.2 million of pool premiums to Forestview and collected $45.1 million of reimbursed pool claims from Forestview in the nine months ended September 30, 1997 in connection with the Reinsurance Treaty. During 1996, PMI ceded $13.9 million of pool premiums to Forestview and collected $58.9 million of reimbursed pool claims from Forestview. It is anticipated that additional claims significantly in excess of premiums will be paid in 1997 and beyond. See Cautionary Statement.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                               SEPTEMBER 30, 1997

ITEM 1 - LEGAL PROCEEDINGS

In the September 30, 1996 Quarterly Report on Form 10-Q, the Company reported the filing of a complaint in the U.S. District Court, Southern District of Florida, against the American Pioneer Title Insurance Company, a wholly owned subsidiary of the Company (case #96-2708-CIV-HIGHSMITH). On July 31, 1997, the complaint was dismissed without prejudice for lack of subject matter jurisdiction.

On October 29, 1997, BISYS Creative Solutions, Inc. ("BISYS") filed a lawsuit
against the Company and PMI Mortgage Insurance Co.   The complaint captioned

BISYS Creative Solutions, Inc. v. The PMI Group, Inc. and PMI Mortgage Insurance
--------------------------------------------------------------------------------
Co. (case #E-62326) was filed in the Superior Court of Fulton County, State of
---
Georgia and alleges that the Company and PMI Mortgage Insurance Co. have breached their contractual obligations to BISYS and have wrongfully interfered with the contractual relations of BISYS. Based on information presently available to the Company, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

       (b) Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1997.



                                      THE PMI GROUP, INC.



                                      /s/  John M. Lorenzen, Jr.
                                      --------------------------
                                      John M. Lorenzen, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer



                                      /s/  William A. Seymore
                                      -----------------------
                                      William A. Seymore
                                      Vice President and Chief
                                      Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)

 EXHIBIT
 NUMBER          DESCRIPTION OF EXHIBIT
---------  -----------------------------------
  11.1     Computation of Net Income Per Share

  27.1     Financial Data Schedule