Form 10-K405
period 1997-12-31
PMI GROUP INC
filed 1998-03-27
CIK 935724

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-13664

                              THE PMI GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                  601 MONTGOMERY                 94-3199675
      (STATE OF         SAN FRANCISCO, CALIFORNIA 94111     (I.R.S. EMPLOYER
   INCORPORATION)       (ADDRESS OF PRINCIPAL EXECUTIVE    IDENTIFICATION NO.)
                                   OFFICES)

                                (415) 788-7878
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
 -----------------------------------                 REGISTERED
     Common Stock, $.01 par value         -----------------------------------
                                               New York Stock Exchange
                                                  Pacific Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on February 27, 1998 was $1,594,665,450 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

  Number of shares outstanding of the Registrant's common stock, as of the close of business on February 27, 1998: 32,419,800

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Items 6 through 8 of Part
II. Portions of the Proxy Statement for registrant's 1998 Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference into Items 10 through 13 of Part III. The Exhibit Index is located on page 46.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.....................................................................   1
 Item 1. Business..........................................................   1
  A. GENERAL...............................................................   1
  B. PRODUCTS..............................................................   1
  C. INDUSTRY OVERVIEW.....................................................   3
  D. COMPETITION AND MARKET SHARE..........................................   4
  E. CUSTOMERS.............................................................   7
  F. BUSINESS COMPOSITION..................................................   7
  G. SALES, MARKETING AND UNDERWRITING PERSONNEL...........................   9
  H. UNDERWRITING PRACTICES................................................   9
  I. AFFORDABLE HOUSING....................................................  12
  J. DEFAULTS AND CLAIMS...................................................  13
  K. REINSURANCE...........................................................  18
  L. CLAIMS-PAYING ABILITY RATINGS.........................................  19
  M. INVESTMENT PORTFOLIO..................................................  20
  N. OTHER BUSINESSES......................................................  20
  O. REGULATION............................................................  22
  P. EMPLOYEES.............................................................  26
  Q. CAUTIONARY STATEMENT..................................................  26
  R. FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK......  26
 Item 2. Properties........................................................  31
 Item 3. Legal Proceedings.................................................  31
 Item 4. Submission of Matters to a Vote of Security Holders...............  31
PART II....................................................................  33
 Item 5. Market for the Registrant's Common Equity and Related Stockholder
  Matters..................................................................  33
  Common Stock.............................................................  33
  Preferred Stock..........................................................  33
  Payment of Dividends and Policy..........................................  33
 Item 6. Selected Financial Data...........................................  34
 Item 7. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  34
 Item 7A. Quantative and Qualitative Disclosures About Market Risk.........  34
 Item 8. Financial Statements and Supplementary Data.......................  34
 Item 9. Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure.....................................................  34
PART III...................................................................  35
 Item 10. Directors and Executive Officers of the Registrant...............  35
 Item 11. Executive Compensation...........................................  35
 Item 12. Security Ownership of Certain Beneficial Owners and Management...  35
 Item 13. Certain Relationships and Related Transactions...................  35
PART IV....................................................................  35
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  35
INDEX TO EXHIBITS..........................................................  46

                                    PART I

ITEM 1. BUSINESS

A. GENERAL

  The PMI Group, Inc. ("TPG"), a Delaware corporation, is a holding company which conducts its residential mortgage insurance business through its direct wholly-owned subsidiaries PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation, Residential Guaranty Co. ("RGC"), an Arizona corporation, PMI Mortgage Guaranty Co. ("PMG"), an Arizona corporation, American Pioneer Title Insurance Company ("APTIC"), a Florida corporation, and PMI Capital I, a Delaware trust. In addition, PMI owns all of the outstanding common stock of PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting and software licensing, and PMI Securities Co. ("SECO"), a Delaware corporation, which is an inactive broker-dealer. PMI is licensed in all 50 states of the United States and the District of Columbia. TPG, its subsidiaries, MSC and SECO are collectively referred to as the "Company". PMI also owns 45% of the outstanding shares of common stock of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation, which also conducts a residential mortgage insurance business. CMG is accounted for on the equity method in the Company's consolidated financial statements.

  TPG, through PMI and CMG, is one of the leading residential mortgage insurers in the United States. In addition to primary mortgage insurance, TPG, through the Company, provides title insurance, contract underwriting and various services and products for the home mortgage finance industry. PMI was founded in 1972 and was acquired by Allstate Insurance Company ("Allstate") in 1973. In April 1995, Allstate sold approximately seventy percent of the common stock of TPG in an initial public offering (the "IPO"). The balance of the Allstate common stock holdings is available to Allstate to redeem its Exchangeable Notes on April 15, 1998, which Notes were sold to the public concurrently with the IPO. If Allstate chooses to redeem the Notes with its remaining holdings of TPG common stock, it is anticipated that Allstate will continue to own, after the redemption, approximately 1.9 million shares of TPG common stock. In the event the price of TPG's common stock falls below $41.50 per share during the twenty trading days prior to April 15, 1998, Allstate's
1.9 million share residual interest would be reduced if it chooses to redeem the Exchangeable Notes for TPG Common Stock rather than cash. Allstate is required to provide notice by April 6, 1998 to record holders of the Exchangeable Notes of its irrevocable election to exchange Common Stock or cash for the 10,500,000 Exchangeable Notes. At December 31, 1997, the Company's total assets were $1.7 billion and its shareholders' equity was $1.1 billion.

B. PRODUCTS

  There are two principal types of private residential mortgage insurance:
"primary" and "pool." Primary mortgage insurance provides coverage for lenders who receive a down payment of 20% or less from a borrower. This includes mortgage insurance coverage for lenders for mortgages with: (i) loan-to-value ratios ("LTVs") in excess of 85% and less than or equal to 90% ("90s"); (ii) LTVs in excess of 90% and less than or equal to 95% ("95s"); and (iii) LTVs in excess of 95% and less than or equal to 97% ("97s"). The Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") currently require that 90s have 25% coverage, and 95s and 97s have 30% coverage. Fannie Mae and Freddie Mac are collectively referred to as government sponsored enterprises ("GSEs"). Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit.

PRIMARY INSURANCE

  PMI issues primary insurance to lenders or investors for first lien mortgage loans on one-to-four unit residential properties, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by PMI and is generally underwritten on a loan-by-loan basis. (See "H.

Underwriting Practices", below.) Primary mortgage insurance provides mortgage default protection to lenders or investors on individual loans. PMI's obligation to an insured with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. In lieu of paying the coverage percentage of the claim amount, PMI has the option of: (i) paying the entire claim amount and taking title to the mortgaged property, or (ii) in the case of certain sales, paying the difference between the sales proceeds received by the insured and the claim amount up to a maximum of the coverage percentage. See "J. Defaults and Claims--Claims", below.

  PMI offers coverage ranging from 4% to 42% of the total of the outstanding loan principal, delinquent interest and certain expenses associated with a default and the subsequent foreclosure of a mortgage loan ("claim amount"). The percentage of the total claim amount subject to payment by PMI in the event of a claim on a mortgage loan that is the subject of primary insurance ("coverage percentage") was predominantly in the 25% to 30% range for primary new insurance written ("NIW") for the year ended December 31, 1997. The average coverage percentage for PMI was 26.1% for the year ended December 31, 1997. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the indebtedness to the insured. Coverage in excess of 25% of the indebtedness to the insured ("deep coverage") must be reinsured. To minimize reliance on third party reinsurers and to permit PMI to retain the premiums (and related risk) on deep coverage business, TPG formed RGC to provide reinsurance of such deep coverage to PMI and CMG. (See "K. Reinsurance-- RGC", below.) The coverage percentage insured by PMI is determined by the lender, usually to comply with Fannie Mae and Freddie Mac requirements to reduce the loss exposure on loans purchased by them. At December 31, 1997, PMI's average coverage percentage on insurance in force was 23.3%. See "C. Industry Overview--Fannie Mae and Freddie Mac", below.

  Mortgage insurance coverage cannot be canceled by PMI, except for nonpayment of premiums or certain material violations of PMI's master policy. Mortgage insurance coverage can be canceled by the insured at any time. Generally, mortgage insurance remains renewable at the option of the insured for the life of the loan at a rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force or mitigated by nonrenewal of insurance coverage. (See "R. Factors That May Affect Future Results And Market Price of Stock"). Mortgage insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, which in turn remits the premiums to the mortgage insurer. PMI has the following basic types of premium payment plans.

  Monthly Premium. A premium payment plan in which premiums are paid monthly over the term of the coverage ("Monthly Premium Plan"). Under PMI's Monthly Premium Plan one or two months of premium is paid at the mortgage loan closing, and thereafter monthly premiums are collected by the loan servicer for monthly remittance to PMI. PMI also offers a plan under which the first monthly premium is payable at the time the first monthly mortgage payment is due ("pmiNU MONTHLYSM"). The pmiNU MONTHLYSM plan helps reduces the amount a borrower would typically have to pay at closing, thereby increasing mortgage loan affordability. Monthly Premium and pmiNU MONTHLYSM Plans represented 97.5% of NIW in 1997.

  Annual Premium. A premium payment plan that requires the payment of the first-year premium at the time of mortgage loan closing and annual renewal premium payments are made in advance each year thereafter ("Annual Premium Plan"). Renewal payments generally are collected monthly from the borrower along with the mortgage payment and held in escrow by the loan servicer for annual remittance to PMI in advance of each renewal year. Annual Premium Plans represented 1.8% of NIW in 1997.

  Single Premium. A premium payment plan which requires an initial premium payment that extends coverage for more than one year and involves a lump-sum payment at the loan closing ("Single Premium Plan"), which may be refundable if the coverage is canceled by the insured lender (which generally occurs when the loan is repaid or the value of the property has increased significantly). The single premium can be financed by the borrower by adding it to the principal amount of the mortgage and generally covers the greater of 10 years or amortization of the underlying loan to an 80% LTV. Single Premium Plans represented 0.7% of NIW in 1997.

POOL INSURANCE

  During the fourth quarter of 1997, PMI began offering a pool insurance product to state housing finance authorities and certain lenders as part of PMI's value added strategy. This product did not generate any significant new risk written during 1997, but is expected to do so in 1998. See "Q. Cautionary Statement" and "R. Factors That May Affect Future Results and Market Price of Stock", below. This product is similar in structure to the pool insurance product previously offered by PMI during 1990--1993, but has different risk characteristics, including limits on total exposure, diversification and loan to value ratios.

RISK-SHARING PRODUCTS

  In addition to standard primary and pool insurance, PMI offers: (i) layered co-insurance, a primary mortgage insurance program for a covered loan for which a mortgage originator or a state housing authority retains liability for losses above a certain level of aggregate losses and below a second specified level of aggregate losses, above which the mortgage insurer retains liability;
(ii) pmiADVANTAGESM, a lender-paid primary mortgage insurance program that provides reductions from standard rates based on the quality of the business generated; (iii) captive reinsurance, a program that allows a reinsurance company, generally an affiliate of the lender, to assume primary mortgage insurance default losses at a specified entry point up to a maximum aggregate exposure, up to an agreed upon amount of total coverage; (iv) risk protection agreements for which PMI compensates lenders to cover a layer of losses in excess of a specified level of losses associated with business generated by the lender; and (v) pmiEXTRASM coverage, a product which provides an additional layer of primary mortgage insurance coverage (up to 15%) on all insured loans in a portfolio sold to GSEs. To date the risk-sharing products have not represented a significant portion of PMI's or TPG's revenues. Several of the above risk-sharing products, as well as pool insurance, are the subject of pending regulatory reviews. Management is unable to predict the impact of these regulatory issues on these products. See "D. Competition and Market Share" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

C. INDUSTRY OVERVIEW

FANNIE MAE AND FREDDIE MAC

  The GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, providing a direct link between the primary mortgage origination markets and the capital markets. The GSEs are permitted to purchase conventional high-LTV mortgages only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required by the loan originations. Because loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and/or Freddie Mac without having to hold such capital, they are motivated to purchase mortgage insurance from insurers deemed eligible by the GSEs. PMI is an authorized mortgage insurer for the GSEs. See "O. Regulation", below.

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

  TPG believes that the GSEs' announced goals for 1997 were that at least 42% of the units financed by each GSE be low- and moderate-income housing, and that 24% of such units be in underserved areas (which are defined as census tracts with either a median income no greater than 90% of area median, or with a median income no greater than 120% of area median income and a minority population of at least 30%). TPG believes that the GSEs' goals to expand purchases of affordable housing loans have increased the overall size of the total mortgage insurance market because such loans are traditionally in excess of 80% LTV, with a majority being in excess of 90% LTV.

  PMI and other private mortgage insurers are not limited as to the principal balance of loans for which they may issue mortgage insurance. The maximum principal balance of loans eligible for purchase by Fannie Mae and Freddie Mac is currently $227,150. PMI and other private mortgage insurers are affected by Fannie Mae and Freddie Mac to provide mortgage insurance for such loans. To the extent Fannie Mae or Freddie Mac reduce the amount private mortgage insurance coverage they require on loans, implement new eligibility requirements for mortgage insurers, change the pricing arrangements for purchasing retained participation mortgages as compared to insured mortgages or alter or liberalize underwriting standards on low down payment mortgages they purchase, private mortgage insurers, including PMI, will be required to respond to or comply with such actions. Such actions could have a material adverse impact on the results of operations and financial condition of the Company. See "D. Competition and Market Share", "O. Regulation", and "R. Factors That May Affect Future Results and Market Price of Stock", below.

  Freddie Mac's and Fannie Mae's automated underwriting services Loan ProspectorSM and Desktop Underwriter, respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. See "H. Underwriting Practices--Role of Technology, and Delegated Underwriting", below.

  In 1997, Fannie Mae and Freddie Mac revised their guidelines regarding cancellation of mortgage guaranty insurance and the procedures its servicers will be required to follow regarding notifying borrowers of their rights to discontinue paying for mortgage guaranty coverage. Fannie Mae's and Freddie Mac's current guidelines generally provide that a borrower's written request to cancel mortgage insurance should be honored if: (a) the borrower has a satisfactory payment record i.e., no payment more than 30 days delinquent in the 12 month period preceding the request for cancellation; and (b) the unpaid principal balance of the mortgage is not greater than 80% of the original value of the property. See "O. Regulation", below.

D. COMPETITION AND MARKET SHARE

  The U.S. private mortgage insurance industry consists of nine active mortgage insurers, including Mortgage Guaranty Insurance Corporation ("MGIC"), GE Capital Mortgage Insurance Corporation ("GEMICO"), an affiliate of GE Capital Corporation, and United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc. PMI, including CMG, is the third largest private mortgage insurer in the United States based on new primary insurance written in 1997 and direct primary insurance in force at December 31, 1997. (Source: Inside Mortgage Finance.) In 1997, MGIC possessed the largest share of the private mortgage insurance market, with approximately 26.5% of new primary insurance written, and GEMICO, PMI and UGC had market shares of approximately 16.5%, 13.8% and 12.8%, respectively. (Source: Inside Mortgage Finance.) The decline in PMI's market share in 1997 was primarily due to the availability of a pool insurance product, in which the GSEs are beneficiaries, not offered by PMI for the majority of 1997, and secondarily to increases in product and underwriting competition in the California market. During the fourth quarter of 1997, PMI began offering a pool insurance product to state housing finance authorities and certain lenders. This product is similar in structure to the pool insurance product previously offered by PMI during 1990--1993, but has different characteristics, including limits on total exposure, diversification and loan to value ratios. Management presently cannot predict the impact this pool insurance product will have on PMI's market share. PMI's 1997 market share percentage includes 1.1% of the market held by CMG. See Part II, Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results of Operations"; "R. Factors That May Affect Future Results and Market Price of Stock", below.

  The following table indicates the market share, based on NIW and private mortgage insurer over the past five years.

               PRIVATE MORTGAGE INSURANCE INDUSTRY MARKET SHARE

                                                 YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                              1997   1996   1995   1994   1993
                                              -----  -----  -----  -----  -----
Mortgage Guaranty Insurance Corp.............  26.4%  25.5%  27.4%  25.7%  26.9%
GE Capital Mortgage Insurance Corp...........  16.5   18.5   20.1   27.6   24.7
PMI Mortgage Insurance Co.(/1/)..............  13.8   14.7   13.5   13.8   18.5
United Guaranty Corp.........................  12.8   12.7   12.9   13.3   12.7
Commonwealth Mortgage Assurance Co...........  11.3    9.7    9.6    7.8    6.6
Republic Mortgage Insurance co...............  10.3   11.2    9.7    8.7    8.8
Amerin Guaranty Corp.........................   6.5    6.0    5.3    1.9    0.6
Triad Guaranty Insurance Corp................   2.4    1.7    1.5    1.2    1.2
                                              -----  -----  -----  -----  -----
  Total...................................... 100.0% 100.0% 100.0% 100.0% 100.0%
                                              =====  =====  =====  =====  =====

Source: Inside Mortgage Finance
--------
(1) Includes CMG.

  PMI and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs which accounted for 45.6%, 44.8%, and 38.5% for 1997, 1996 and 1995, respectively, of all loans insured or guaranteed(/2/). The maximum individual loan amount that the FHA can insure is currently $170,362 and the maximum individual loan amount that the VA can insure is $203,150. The Clinton administration has recommended and Congress are considering increasing the single-family loan limit which FHA could purchase to $227,150. The Company believes that any increase in the FHA loan limit could adversely affect the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition and results of operations. (See "R. Factors That May Affect Future Results and Market Price of Stock"). Private mortgage insurers have no limit as to individual loan amounts that they can insure.

  (2) According to data from the Department of Housing and Urban Development ("HUD"), VA and Inside Mortgage Finance.

  In another proposal, HUD is considering the viability of sharing single-family mortgage risk between the FHA and other partners, including private mortgage insurance companies. Any change in legislation which affects the ability of the FHA or the VA to offer a substitute for mortgage insurance or increase their statutory lending limits could adversely impact private mortgage insurers, including PMI. The Company is unable at this time to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and, if enacted, the effect on the Company.

  The following table indicates the relative share of the mortgage insurance market based on NIW by FHA/VA and private mortgage insurers over the past five years.

        FEDERAL GOVERNMENT AND PRIVATE MORTGAGE INSURANCE MARKET SHARE

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                               1997(/3/) 1996  1995  1994  1993
                                               --------- ----  ----  ----  ----
FHA/VA........................................   45.6%   44.8% 38.5% 51.8% 46.9%
Private Mortgage Insurance....................   54.4    55.2  61.5  48.2  53.1
                                                 ----    ----  ----  ----  ----
  Total.......................................    100%    100%  100%  100%  100%
                                                 ====    ====  ====  ====  ====

--------
(3) Market share data for the year ended December 31, 1997 is estimated.

  During 1997, the maximum single-family principal balance loan limit eligible for purchase by Fannie Mae and Freddie Mac was increased from $214,600 to $227,150 effective in 1998. Another proposal would allow Fannie Mae and Freddie Mac greater flexibility in utilizing substitutes for private mortgage insurance. Fannie Mae and Freddie Mac also have the discretion to reduce the amount of private mortgage insurance they require on loans. The increase in the loan principal balance eligible for purchase by these GSEs as well as the adoption by the GSE's of private mortgage insurance substitutes or reduction in the amount of private mortgage insurance coverage could materially and adversely affect the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

  The Office of the Comptroller of the Currency has granted permission to certain national banks to form reinsurance companies as wholly-owned operating subsidiaries for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Federal Reserve Board and The Office of Thrift Supervision are in the process of considering whether similar activities are permitted for bank holding companies and savings institutions, respectively. The reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future and could have a material adverse impact on the results of operations and financial condition of the Company. See "D. Competition and Market Share", "O. Regulation", and "R. Factors That May Affect Future Results and Market Price of Stock", below.

  PMI and other private mortgage insurers also compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high-LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate first mortgage lien loans with an 80 percent LTV ratio, a 10 percent second mortgage lien, and 10 percent of the purchase price from borrower's funds. This 80/10/10 product competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market, and if it becomes a widely accepted alternative to mortgage insurance, it could have a material adverse impact on the Company's financial condition and results of operations. In addition, Fannie Mae and Freddie Mac have in certain cases elected to accept a spread account funded from a portion of the servicing fees or a credit enhancement in lieu of mortgage insurance. Any change in legislation which affects the risk-based capital rules imposed on banks and savings institutions, or which change the GSEs' insurance requirements may affect the desirability of foregoing insurance for lending institutions or the GSEs and, therefore, affect the size of the mortgage insurance market. See "O. Regulation", below.

  In addition to captive reinsurance arrangements with subsidiaries of banks, mortgage insurers like PMI reinsure some portion of coverage issued to certain lenders with affiliates of those lenders. PMI is pursuing various risk-sharing arrangements for certain of its customers, including offering various premium rates based on the risk characteristics, loss performance of the loans to be insured, or the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate PMI for the risks associated with the coverage provided to its customers. Management is unable to predict the impact of these arrangements with non-bank captive reinsurers or their long-term competitive effect. See "K. Reinsurance" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

  In addition to competition from federal agencies, PMI and other private mortgage insurers face limited competition from state-supported mortgage insurance funds. As of December 31, 1997, several states (among them, California, Connecticut, Maryland, Massachusetts, New York, and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

  For the majority of 1997, PMI did not offer a pool insurance product. Management believes PMI's market share declined in 1997 primarily due to the availability of pool insurance products being offered by other private mortgage insurance companies. During the fourth quarter of 1997, PMI began offering a pool insurance product to state housing finance authorities and certain lenders. Management presently cannot predict the impact this pool insurance product will have on PMI's market share. See Part II, Item 7-- "Management's Discussion And Analysis Of Financial Condition And Results of Operations"; "R. Factors That May Affect Future Results and Market Price of Stock", below.

  For the year ended December 31, 1997, total mortgage originations were estimated to be $849.7 billion compared to $785.3 billion for the year ended December 31, 1996. PMI currently expects the total volume of mortgage originations may reach $1 trillion in 1998. See "Q. Cautionary Statement" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

E. CUSTOMERS

  PMI insures mortgage loans funded by mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. During 1997 the mortgage origination industry continued its trend of significant consolidation, resulting in the market share for mortgage originators being concentrated among a smaller number of higher volume financial institutions. PMI expects this trend to continue into 1998. See "Q. Cautionary Statement", below.

  For the year ended December 31, 1997, PMI's primary customers were mortgage bankers, with the balance of its customers being savings institutions, commercial banks and other mortgage lenders. Mortgage brokers originate loans on behalf of mortgage lenders and are not master policyholders. As a result, mortgage brokers are not the beneficiaries of policies issued by PMI. The beneficiary under the master policy is the owner of the insured loan and, accordingly, when a loan is sold, the purchaser of the loan is entitled to the policy benefits.

  PMI's master policy sets forth the general published terms and conditions of the mortgage insurance coverage provided by PMI. The master policy does not obligate the lender to secure insurance from PMI, nor, except in the case of delegated underwriting, does it obligate PMI to issue insurance on a particular loan. The master policy requires that the lender apply for insurance coverage on individual loans and that a certificate be issued for a loan before coverage becomes effective. See "H. Underwriting Practices", below.

F. BUSINESS COMPOSITION

  The composition of PMI's direct primary risk in force, as summarized in the following table, reflects several changes over the five-year period from 1993 to 1997. The relatively low interest rates during this period resulted in an increasing percentage of mortgages insured by PMI at a fixed rate of interest, representing 83.8% of direct primary risk in force at December 31, 1997, up from 74.9% at year-end 1993. Based on PMI's experience, fixed rate loans represent less risk than adjustable rate mortgages ("ARMs") because claim frequency on ARMs is generally higher than on fixed rate loans. Historically, borrowers prefer fixed rate mortgages during periods of low or decreasing interest rates due to a borrower's desire to lock in what are perceived to be desirable rates. PMI believes this trend will continue if interest rates remain at their current levels or decrease. See "Q. Cautionary Statement" and "R. Factors That May Affect Future Results and Market Price of Stock", below. PMI charges higher premium rates for ARMs, 95s and 97s to compensate for the higher risk associated with such loans, although there can be no certainty that the differential in the higher premium rate will be adequate to compensate for the higher risk.

  In 1995, the GSEs increased their coverage requirements to 30% and 25%, on 95s and 90s, respectively. PMI's percentage of risk in force with the higher coverage requirements has steadily increased since 1995, and the percentage of risk in force comprised of 95s with 30% coverage has increased from 21.9% for the year ended December 31, 1996 to 28.8%, for the year ended December 31, 1997. During the period between 1996 and 1997, PMI's amount of direct primary risk in force increased by 4.4% from $17.3 billion at December 31, 1996 to $18.1 billion at December 31, 1997. The direct primary risk in force increased by 14.6% in 1996 from $15.1 billion to $17.3 billion, at December 31, 1995 and 1996, respectively.

  During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI, and other mortgage insurance companies, generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business. Although PMI has a history of expanding business during low interest rate environments, the resulting increase in NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. Any significant decrease in PMI's insurance in force could materially and adversely affect the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

  The following table reflects the percentage of PMI's direct primary risk in force (as determined on the basis of information available on the date of mortgage origination) by categories and as of the dates indicated:

                             DIRECT RISK IN FORCE

                                             AS OF DECEMBER 31,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
Direct Risk in Force (In
 millions)........................ $18,092  $17,336  $15,130  $13,243  $11,267
                                   =======  =======  =======  =======  =======
Lender Concentration:
  Top 10 Lenders (by original
   applicant).....................    34.4%    26.0%    22.5%    20.4%    19.5%
                                   =======  =======  =======  =======  =======
LTV:
  95s(1)..........................    48.0%    44.7%    40.6%    35.7%    31.7%
  90s and below(2)................    52.0     55.3     59.4     64.3     68.3
                                   -------  -------  -------  -------  -------
    TOTAL.........................   100.0%   100.0%   100.0%   100.0%   100.0%
                                   =======  =======  =======  =======  =======
Average Coverage Percentage.......    24.3%    22.4%    21.2%    20.1%    19.8%
                                   =======  =======  =======  =======  =======
Loan Type:
  Fixed...........................    83.3%    80.6%    76.8%    74.4%    75.4%
  ARM.............................    15.2     17.7     21.3     23.9     23.3
  ARM (scheduled/potential
   negative amortization).........     1.5      1.7      1.9      1.7      1.3
                                   -------  -------  -------  -------  -------
    TOTAL.........................   100.0%   100.0%   100.0%   100.0%   100.0%
                                   =======  =======  =======  =======  =======
Mortgage Term:
  15 years and under..............     6.3%     9.4%     8.6%    10.3%    11.5%
  Over 15 years...................    93.7     90.6     91.4     89.7     88.5
                                   -------  -------  -------  -------  -------
    TOTAL.........................   100.0%   100.0%   100.0%   100.0%   100.0%
                                   =======  =======  =======  =======  =======
Property Type:
  Single-family detached..........    86.3%    86.7%    86.7%    86.3%    85.2%
  Condominium.....................     6.8      6.9      7.1      7.5      8.1
  Other(3)........................     6.9      6.4      6.2      6.2      6.7
                                   -------  -------  -------  -------  -------
    TOTAL.........................   100.0%   100.0%   100.0%   100.0%   100.0%
                                   =======  =======  =======  =======  =======
Occupancy Status:
  Primary residence...............    99.0%    99.2%    99.3%    99.4%    99.3%
  Second home.....................     0.8      0.6      0.5      0.3      0.3
  Non-owner occupied..............     0.2      0.2      0.2      0.3      0.4
                                   -------  -------  -------  -------  -------
    TOTAL.........................   100.0%   100.0%   100.0%   100.0%   100.0%
                                   =======  =======  =======  =======  =======
Loan Amount:
  $100,000 or less................    27.3%    28.3%    28.8%    29.9%    31.7%
  Over $100,000 and up to
   $151,725(4)....................    36.5     35.9     35.6     35.7     35.4
  Over $151,725 and up to
   $203,150(5)....................    22.3     23.8     23.0     22.3     21.1
  Over $203,150 and up to
   $250,000.......................     6.8      5.1      5.7      5.5      5.4
  Over $250,000...................     7.1      6.9      6.9      6.6      6.4
                                   -------  -------  -------  -------  -------
    TOTAL.........................   100.0%   100.0%   100.0%   100.0%   100.0%
                                   =======  =======  =======  =======  =======

--------
(1) Includes 97s, representing 1.8% of PMI's risk in force as of December 31, 1997.
(2) PMI includes in its classification of 90s, for purposes of applying its underwriting standards, determining premiums and in the table above, loans where the borrower makes a down payment of 10% and finances the mortgage insurance premium payment as part of the loan (thus, increasing the principal balance of the loan to over 90% LTV). Fannie Mae classifies these loans as 95s, which has had the effect of limiting the marketability of these. At December 31, 1997, less than 2.8% of PMI's risk in force consisted of these types of loans.
(3) Includes two-to-four unit dwellings, townhouses, row houses and cooperatives.
(4) $151,725 was the maximum individual loan amount that the FHA could insure. Such amount was increased to $152,363 in the third quarter of 1994, increased to $160,950 in February 1997, and increased to $170,362 in February 1998. Currently, a proposal is pending to increase the maximum individual loan amount that the FHA could insure to $227,150.
(5) $203,150 is the maximum principal balance of loans originated after November 1, 1992 eligible for purchase by Fannie Mae and Freddie Mac. After January 1996, the maximum principal balance of loans eligible for purchase increased to $207,000, further increased to $214,600 as of February 1997, balance of loans and increased to $227,150 effective in 1998.

G. SALES, MARKETING AND UNDERWRITING PERSONNEL

  PMI employs a sales force and underwriting staff located throughout the country to sell its products, underwrite loans and provide services to lenders located throughout the United States. At December 31, 1997, PMI had 32 sales and underwriting service field and satellite offices located in 22 states. PMI's sales force receives compensation comprised of a base salary with incentive compensation tied to performance objectives. PMI's Marketing Department has primary responsibility for advertising, sales materials, and the creation of new products and services. PMI's marketing and underwriting management personnel are eligible to participate in a bonus plan; all other personnel are compensated solely by salary.

  PMI's underwriting and sales force have access to electronic data interchange and automated mortgage scoring systems which give them the ability to more efficiently process and underwrite both conforming and non-conforming loans to investors standards. See "H. Underwriting Practices Role of Technology" below. During 1997, PMI established a Certificate Priority Center ("CPC"), in Dallas Texas, its purpose is to centralize the processing of data input for PMI's insurance certificates. The CPC was designed to enhance operational productivitity and efficiency, customer service and expense management.

  The Company provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Accordingly, contract underwriting generates a significant percentage of PMI's NIW. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations. Management anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW. See "Q. Cautionary Statement" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

H. UNDERWRITING PRACTICES

RISK MANAGEMENT APPROACH

  PMI underwrites its primary business based upon the historical performance of risk factors of individual loan profiles, and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision making. PMI's underwriting process evaluates five categories of risk:

  - Borrower. An evaluation of the borrower's credit history is an integral part of PMI's risk selection process. In addition to the borrower's credit history, PMI analyzes several factors, including the borrower's employment history, income, funds needed for closing, and the details of the home purchase.

  - Loan Characteristics. PMI analyzes four general characteristics of the loan product to quantify risk: (i) LTV; (ii) type of loan instrument;
     (iii) type of property; and (iv) purpose of the loan. Certain categories of loans are generally not insured by PMI because such loans are deemed to have an unacceptable level of risk, such as loans with scheduled negative amortization, and loans originated using limited documentation.

  - Property Profile. PMI reviews appraisals regarding methodology used to determine the property price.

  - Housing Market Profile. PMI places significant emphasis on the condition of regional housing markets in determining its underwriting guidelines. PMI analyzes the factors that impact housing values in each of its major markets and closely monitors regional market activity on a quarterly basis.

  - Mortgage Lender. PMI tracks the historical risk performance of all customers that hold a master policy. This information is factored into the determination of the loan programs that PMI will approve for various lenders.

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

  PMI expects its internal and contract underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI's underwriting guidelines. Accordingly, PMI's underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and have discretionary authority to insure loans which are substantially in conformance with PMI's published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval. PMI also offers pre- and post-loan credit counseling to borrowers using the 97% product as an aid in managing the greater risks associated with 97s compared to 95s. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

UNDERWRITING PROCESS

  To obtain mortgage insurance on a specific mortgage loan, a master policyholder typically submits an application to one of PMI's regional underwriting offices, or the CPC, supported by various documents. Besides the standard full documentation submission program, PMI also accepts applications for insurance under a reduced documentation submission program (the "Quick Application Program"), which is limited to those lenders with a track record of high quality business. The amount of business written under the Quick Application Program was 9.4% of PMI's NIW in 1997.

  The documents submitted to PMI by the mortgage lender generally include a copy of the borrower's loan application, an appraisal report or other statistical evaluation on the property by either the lender's staff appraiser or an independent appraiser, a written credit report on the borrower and, under the standard full documentation submission program, a verification of the borrower's employment, income and funds needed for the loan closing (principally, down payment) and the home purchase contract. Once the loan package is received by PMI's CPC or by the home or field underwriting offices, key borrower, property and loan product information is extracted from the file by an underwriting staff member and analyzed by automated underwriting systems -- pmiAURASM and pmiTERRASM. During 1997, 70.6% of applications received were approved by the automated underwriting systems. In 1996, 59.5% of applications received were approved by the automated underwriting systems. For 1997 and 1996 over 90% of the approved applications resulted in a commitment for insurance being issued by PMI. Such applications generally have favorable risk characteristics, such as strong borrower credit ratings, low borrower debt-to-income ratios and stable borrower income histories. Any loans not automatically approved are referred to an underwriter for review of the entire insurance application package. The underwriter reviews the detailed systems analysis and borrower, loan and property profiles to determine if the risk is acceptable. The underwriter either approves, delays the final decision pending receipt of more information or declines the application for insurance. PMI generally responds within one business day after an application and supporting documentation are received.

  PMI's Quick Application Program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders' files on loans submitted under this program.

  PMI's rejection rate declined to approximately 8% for the year ended December 31, 1997 from 10% for the year ended December 31, 1996, as a result of improving real estate markets and the continued development of highly effective risk management and monitoring tools. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted business and reduce the rejection rate.

ROLE OF TECHNOLOGY

  PMI was the first mortgage insurer to receive an application for insurance electronically through an electronic data interchange ("EDI") link with a lender. EDI links, through pmiPAPERLESSSM, serve to reduce paperwork for both PMI and its customers, streamline the process by which mortgage insurance is applied for, reduce the number of errors associated with re-entering information, and increase the speed with which PMI is able to respond to applications, all of which can enhance PMI's relationship with lenders.

  In 1987, PMI completed development of the pmiAURASM system in conjunction with Allstate. The system was initially developed utilizing five years of performance information from approximately 300,000 borrower profiles. The system employs claim and risk statistical models to predict the relative likelihood of default by a mortgage borrower. The pmiAURASM system assigns all applications received by PMI a risk score predicting the likelihood of default, and automatically refers certain applications to underwriters based on higher risk characteristics, territorial underwriting guidelines or other administrative requirements. PMI has updated the pmiAURASM system database with performance data of over two million loans, and has added economic and demographic information to the database in order to enhance the pmiAURAsSM system predictive power. During 1997, the 4th release of pmiAURASM was released and will enable the pmiAURASM system to generate three types of scores: a loan risk score that assesses the risk solely due to the borrower, loan and property characteristics independent of market risk; a market score which is a measure of the default risk due solely to the metropolitan area economic conditions; and the pmiAURASM Score, which combines the information in the loan risk and market scores. Also, the newest release includes a revised credit score indicator. PMI intends to further update the model from time to time. During 1997, the pmiAURASM system was approved by all four Wall Street rating agencies as an effective tool for establishing levels of credit support needed on securities backed by non-conforming and conventional loans.

  In 1991, the pmiTERRASM system was installed to complement the pmiAURASM system by providing a fully automated appraisal analysis, and currently contains over 900,000 residential property profiles. This analysis determines if the appraiser adequately supported the final estimate of value. A key ingredient in the appraisal model is the economic market acceptability rating from ERET. This rating allows the pmiTERRASM system to evaluate an appraisal considering the health of the real estate market in which the property is located.

  The automated underwriting systems free underwriters from having to review the highest quality applications, and enable the underwriters to focus on more complex credit packages and market and lender analyses. In addition to their use in underwriting almost all of PMI's mortgage insurance applications from lenders, the automated underwriting systems provide daily reports that assist underwriting management in monitoring the credit and property risk being committed for mortgage insurance. On the basis of its experience with the automated underwriting systems, PMI believes that, in addition to improving underwriting results, these automated underwriting systems have improved PMI's underwriting efficiency and have brought consistency to the underwriting judgment process. PMI's contract underwriters and its field underwriting force have access to PMI's automated underwriting systems.

  PMI, through its internal underwriting systems, provides its customers access to Freddie Mac's and Fannie Mae's automated underwriting services. Loan Prospector SM and Desktop Underwriter(TM), respectively, which are used as tools by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan. PMI works with both agencies in offering its insurance services through their systems, while utilizing PMI"s proprietary risk management systems to monitor the risk quality of loans insured through such systems.

  As an added benefit, the pmiAURASM's system extensive database provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key factors. These reports allow PMI's underwriting management to monitor risk quality on a daily basis and to formulate long-term responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI's underwriting guidelines. PMI currently licenses the pmiAURASM system to approximately 30 customers or lenders, including five of the top 10 mortgage lenders, who use the pmiAURASM system as a tool to help understand more completely the risk profiles of the loans they originate and the applications PMI is most likely to approve. PMI, through the Customer Technology Division of MSC, makes available to all the pmiAURASM system licensees customer service, technical support and software upgrades.

DELEGATED UNDERWRITING

  PMI's Partner Delivered Quality Program (the "PDQ Program"), introduced in 1991, is a delegated underwriting program whereby approved lenders are allowed to determine whether loans meet program guidelines and requirements approved by PMI and are thus eligible for mortgage insurance. At present, over 1,000 lenders actively approve applications under the PDQ Program. PMI's delegated business accounted for 50.3% and 39.9% of PMI's NIW in 1997 and 1996, respectively, and represented 28.6% of PMI's total risk in force at December 31, 1997. PMI believes the percentage of risk in force written under the PDQ Program will increase further in the future as the program is expanded to include additional qualified lenders. Delegated underwriting enables PMI to meet mortgage lenders' demands for immediate insurance coverage of certain loans. Such types of programs have now become standard industry practice.

  Under the PDQ Program, customers utilize their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. Once the lender notifies PMI of an insured loan, key loan risk characteristics are evaluated by the pmiAURASM model to monitor the quality of delegated business on an ongoing basis. Additionally, PMI audits a representative sample of loans insured by each lender participating in the PDQ Program on a regular basis to determine compliance with program requirements. If a lender participating in the program tentatively commits PMI to insure a loan which fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such loan except under certain narrowly-drawn exceptions to coverage (for example, maximum loan-to-value criteria). Loans that are not eligible for the PDQ Program may be submitted to PMI for insurance coverage through the normal process. PMI's PDQ Program is also accessed through a customer interface with Freddie Mac's Loan ProspectorSM system. PMI has currently limited its interface participation with Loan ProspectorSM customers and/or lenders who are approved to use the PDQ program.

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

I. AFFORDABLE HOUSING

  In recent years, PMI has increased its insurance of residential mortgages identified by its customers as loans secured by properties owned and occupied by low- and moderate-income borrowers, with minimal borrower downpayment requirements and utilizing flexible underwriting guidelines ("affordable housing" loans). The percentage of affordable housing loans designated as such by lenders was 9.10% of new risk written in 1997, as compared to 11.56% in 1996. Management believes that affordable housing loans have higher risks than its other insured business. As a result, PMI has instituted various programs seeking to mitigate the higher risk characteristics of such loans. While early in the life of such lender-designated loans, on the basis of the information available, PMI believes that the default rate and claims rate on such loans will be higher than the average default rate and claims rate on other PMI books of business.

J. DEFAULTS AND CLAIMS

DEFAULTS

  PMI's default rate increased to 2.38% at December 31, 1997 from the December 31, 1996 rate of 2.19%. This increase was due primarily to policy cancellations and to normal delinquency development in states where PMI has expanded its market presence and the maturation of PMI's 1993 and 1994 books of business. Management expects the default rate to increase in 1998. See "R. Factors That May Affect Future Results and Market Price of Stock" and Part II
Item 7 "Management's Discussion and Analysis of Financial Condition And Results of Operations".

  PMI's claim process begins with the receipt of notification of a default from the insured on an insured loan. Default is defined in the master policy as the failure by the borrower to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify PMI of defaults generally within 130 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting in 1997 by PMI insureds was approximately 60 days after initial default. PMI has historically included all defaults reported by the lenders in its default inventory, regardless of the time period since the initial default. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and the level of interest rates. Defaults that are not cured generally result in a claim to PMI. See "Claims and Policy Servicing" below. Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. PMI may also cure a default by making a mortgage payment to the servicer on behalf of the borrower.

  The following table shows the number of loans insured by PMI, the number of loans in default and the default rate.

                           HISTORICAL DEFAULT RATES
                         TOTAL INSURED LOANS IN FORCE

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1997     1996     1995     1994     1993
                                    -------  -------  -------  -------  -------
Number of Insured Loans in Force... 698,831  700,084  657,800  612,806  543,924
Number of Loans in Default.........  16,638   15,326   13,022   11,550    9,842
Default Rate.......................    2.38%    2.19%    1.98%    1.88%    1.81%

  Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below illustrate the impact of economic cycles on the various regions of the United States and the ten largest states by PMI's risk in force as of December 31, 1997.

                          DEFAULT RATES BY REGION(1)

                                               AS OF PERIOD END,
                         ------------------------------------------------------------------------
                                  1997                        1996
                         --------------------------  --------------------------
                         4TH Q  3RD Q  2ND Q  1ST Q  4TH Q  3RD Q  2ND Q  1ST Q  1995  1994  1993
REGION                   -----  -----  -----  -----  -----  -----  -----  -----  ----  ----  ----
Pacific(2).............. 3.14%  3.17%  3.12%  3.28%  3.22%  3.03%  3.21%  3.39%  3.34% 2.99% 2.39%
New England(3).......... 1.81   1.79   1.82   1.87   1.80   1.77   1.80   2.07   1.93  1.98  2.22
Northeast(4)............ 2.79   2.67   2.57   2.56   2.52   2.38   2.22   2.33   2.22  2.11  2.19
South Central(5)........ 1.98   1.87   1.71   1.68   1.67   1.63   1.55   1.64   1.51  1.76  1.87
Mid-Atlantic............ 2.35   2.29   2.17   2.15   2.03   1.79   1.62   1.75   1.65  1.60  1.60
Great Lakes(7).......... 1.86   1.75   1.56   1.63   1.82   1.68   1.30   1.33   1.21  1.28  1.48
Southeast(8)............ 2.31   2.13   2.05   1.99   1.93   1.77   1.61   1.61   1.53  1.41  1.38
North Central(9)........ 1.95   1.75   1.67   1.65   1.61   1.52   1.38   1.42   1.31  1.03  1.01
Plains(10).............. 1.56   1.56   1.40   1.25   1.21   1.08   1.02   0.81   0.89  0.68  0.72
Total Portfolio......... 2.38   2.29   2.20   2.22   2.19   2.03   1.96   2.07   1.98  1.88  1.81

--------
 (1) Default rates are shown by region on location of the underlying property.
 (2)Includes California, Hawaii, Nevada, Oregon and Washington.
 (3)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
 (4)Includes New Jersey, New York and Pennsylvania.
 (5)Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
 (6)Includes Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
 (7)Includes Indiana, Kentucky, Michigan and Ohio.
 (8)Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
 (9)Includes Illinois, Minnesota, Missouri and Wisconsin.
(10) Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

        PMI'S DEFAULT RATES FOR TOP 10 STATES BY TOTAL RISK IN FORCE(1)

                       PERCENT OF PMI'S
                        PRIME RISK IN
                         FORCE AS OF     DEFAULT RATE AS OF DECEMBER 31,
                         DECEMBER 31,   --------------------------------------
                             1997        1997    1996    1995    1994    1993
                       ---------------- ------  ------  ------  ------  ------
California............       20.5%        3.73%   3.81%   4.08%   3.72%   2.89%
Florida...............        7.0         2.93    2.40    1.92    1.86    1.79
Texas.................        6.5         2.25    2.04    1.85    2.29    2.21
Virginia..............        4.3         1.67    1.54    1.18    1.20    1.24
Washington............        4.6         1.66    1.58    1.21    0.96    0.96
Massachusetts.........        4.2         1.67    1.73    1.91    2.04    2.43
New York..............        4.5         2.94    2.59    2.30    2.00    1.99
Pennsylvania..........        4.0         2.38    2.13    1.91    1.72    1.83
Georgia...............        3.8         1.87    2.59    2.26    2.14    2.02
Illinois..............        3.8         2.56    2.14    1.84    0.60    1.71
Total Portfolio.......      100.0%        2.38%   2.19%   1.98%   1.88%   1.81%

--------
(1) Top ten states as determined by total risk in force as of December 31, 1997. Default rates are shown by states based on location of the underlying property.

  Default rates on PMI's California policies decreased to 3.73% (representing 3,991 loans in default) at December 31, 1997, from 3.81% (representing 4,261 loans in default) at December 31, 1996. Claim sizes on California policies tend to be larger than the national average claim size due to higher loan balances relative to other states. (See "Claims and Policy Servicing", below). Policies written in California accounted for approximately 64% and 73% of the total dollar amount of claims paid for the year ended December 31, 1997 and 1996, respectively. Although management expects that California should continue to account for the majority of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline for the foreseeable future. See "Q. Cautionary Statement" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

  The following table sets forth the dispersion of PMI's primary insurance in force and risk in force as of December 31, 1997, by year of policy origination since PMI began operations in 1972.

                  INSURANCE AND RISK IN FORCE BY POLICY YEAR

                                PRIMARY       PERCENT      PRIMARY      PERCENT
POLICY YEAR                INSURANCE IN FORCE OF TOTAL  RISK IN FORCE   OF TOTAL
-----------                ------------------ -------- ---------------- --------
                            ($ IN THOUSANDS)           ($ IN THOUSANDS)
1972-1990.................    $ 4,016,705         5%     $   850,245        5%
1991......................      2,106,779         3%         419,554        2%
1992......................      7,671,985        10%       1,488,753        8%
1993......................     14,487,080        19%       2,882,475       16%
1994......................     10,387,126        13%       2,210,774       12%
1995......................     10,402,765        13%       2,706,347       15%
1996......................     14,697,995        19%       3,868,250       21%
1997......................     14,016,481        18%       3,665,723       21%
                              -----------       ---      -----------      ---
Total Portfolio...........    $77,786,916       100%     $18,092,121      100%
                              ===========       ===      ===========      ===

CLAIMS AND POLICY SERVICING

  The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1992 through December 31, 1995 represents 55.2% of PMI's insurance in force at December 31, 1997, with the 1993 book of business alone representing 18.6%. This substantial volume of PMI's business is in its expected peak claim period. Consistent with increasing coverage percentages and increasing mortgage principal amounts, claim amounts have risen in recent years. Direct primary claims paid in by PMI 1997 were approximately $147 million compared with $143 million in 1996.

  The frequency of claims does not directly correlate to the frequency of defaults because the rate at which defaults cure is influenced by (i) the individual borrower's financial resources and circumstances, and (ii) regional economic conditions. Whether an uncured default leads to a claim principally depends on the borrower's equity at the time of default and the borrower's (or the insured's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. During the default period, PMI works with the insured for possible early disposal of the underlying property when the chance of the loan reinstating is minimal. Such dispositions typically result in a savings to PMI over the percentage coverage amount payable under the master policy.

  Under the terms of PMI's master policy, the lender is required to file a claim with PMI no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. An insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys' fees, reduced by any applicable payment. Such claim amount is subject to review and possible adjustment by PMI. Depending on the applicable state foreclosure law, an average of about 12 months elapses from the date of default to payment of a claim on an uncured default. PMI's master policy excludes coverage on loans secured by property with physical damage, whether caused by fire, earthquake or other hazard where the borrower's default was caused primarily by an uninsured casualty.

  PMI has the right to rescind coverage (and not pay a claim) if the lender, its agents or the borrower misrepresent material information in the insurance application. According to industry practice, a misrepresentation is generally considered material if the insurer would not have agreed to insure the loan had the true facts been known at the time of certificate issuance.

  Within 60 days after a claim has been filed, PMI has the option of: (i) paying the coverage percentage specified in the certificate of insurance (usually 17% to 30% multiplied by the claim amount); (ii) in the event the property is sold pursuant to an arrangement made prior to or during the 60-day period after the claim is filed (a "prearranged sale"), paying the lesser of
(A) 100% of the claim amount less the proceeds of sale of the property and (B) the coverage percentage multiplied by the claim amount, or (iii) paying 100% of the claim amount in exchange for the insured's conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired through the last option are included on PMI's balance sheet in other assets as residential properties from claim settlements (also known as "REO"). PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment. Generally, however, PMI settles by paying the coverage percentage multiplied by the claim amount. In 1997 and 1996, PMI settled 12.3% and 11.0%, respectively, of the primary claims processed for payment on the basis of a prearranged sale. In each of 1997 and 1996, PMI exercised the option to acquire the property on less than 3% of the primary claims processed for payment. At December 31, 1997, PMI owned $4.7 million of REO valued at the lower of cost or estimated realizable value.

  The ratio of the claim paid to the original risk in force relating to such loan is referred to as claim severity and is a factor that influences PMI's losses. The main determinants of claim severity are the accrued interest on the mortgage loan and the foreclosure expenses. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales and other early workout efforts help to reduce overall severity. The average claim severity level has decreased from 102.7% in 1993 to 95.8% in the period from 1993 to 1997. Management believes the claims severity level for 1998 will approximate the 1997 level. See "Q. Cautionary Statement", and "R. Factors That May Affect Future Results and Market Price of Stock", below.

TECHNOLOGY FOR CLAIMS AND POLICY SERVICING

  Technology is an integral part of the claims and policy servicing process and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies and improving customer service. PMI uses a personal computer-based automated claim-for-loss worksheet program, developed in 1987, which compiles pertinent data while automatically calculating the claim amount and predicting the best settlement alternative. To enhance efficiencies and ease of use for its customers, PMI developed Document Free ClaimEaseSM, which is designed to require only an addendum to the uniform claim-for-loss worksheet, reducing paperwork and resulting in more rapid claims settlements. In addition, several technology tools were developed by PMI in 1995: pmiPHONE-CONNECTSM, which is a voice response application, enabling the insured to access PMI's database by using their phones to inquire on the status of their coverages and get information on billings, refunds, coverage and renewals; pmiPC-CONNECTSM, which gives the insured the ability to dial into PMI's database using a modem-equipped personal computer to inquire about and update certain loan information, including the filing of claims; PMI is also capable of receiving claims, handling premium billing, and loan sale transfers via EDI. To contain costs and expand internal efficiencies, PMI uses optical imaging in its claims functions, allowing PMI to eliminate the transfer and storage of documents relating to claims. PMI, through its automatic default reporting process ("ADR"), allows paperless reporting of default information by the insured. In 1997, approximately 87% of all Notices of Delinquency were reported using this ADR system, compared to 82% in 1996.

  PMI, and other mortgage insurance companies generally experience greater stress on their processing systems, caused by an increase in policy cancellations and new business arising during a period of increased loan refinancing activity, such as occured during the first quarter of 1998. PMI believes that its claims and policy servicing department will be able to continue the efficient processing of the higher volume of customer requests, through reliance on its technology, including pmiPHONE-CONNECTSM and pmiPC-CONNECTSM. Any significant decrease in the efficiency of PMI's claims and/or policy servicing operations may be detrimental to established customer relationships and could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

LOSS RESERVES

  A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory, PMI (similar to other mortgage insurers) establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expense ("LAE") reserves and incurred, but not reported, reserves. These reserves are estimates and there can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. The Company's financial condition and results of operations would be adversely affected to the extent that loss reserves are insufficient to cover the actual related claims paid and expenses incurred. Consistent with industry accounting practices, PMI does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

  PMI's reserving process for primary insurance segments default notifications by year of receipt of the notice by PMI (the "report year method"). In the report year method, ultimate claim rates and average claim amounts selected for the current and each of the four prior report years are estimated based on past experience and management judgment. Claim rates and amounts are also estimated by region for the most recent report years to validate nationwide report year estimates, which are then used in the normal reserving methodology. For each report year, the claim rate, estimated average claim amount and the number of reported defaults are multiplied together to determine the amount of direct incurred losses for that report year. Losses paid to date for that report year are subtracted from the estimated report year incurred losses to obtain the loss reserve for that report year. The sum of the reserves for those five years, together with a reserve for expected losses on the few defaults still pending from prior years, yields the total loss reserve on reported defaults. PMI reviews its claim rate and claim amount assumptions on at least a quarterly basis and adjusts its loss reserves accordingly. The impact of inflation is not explicitly isolated from other factors influencing the reserve estimates, although inflation is implicitly included in the estimates. PMI does not discount its loss reserves for financial reporting purposes.

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

  PMI's Actuarial Services department performs the loss reserve analysis. On the basis of such loss reserve analysis, management believes that the loss reserves are computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations of the State of Arizona. Management believes that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of its policies and agreements. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

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

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                       ($ IN THOUSANDS)
Balance, January 1..............................  $199,774  $192,087  $173,885
Less reinsurance recoverable....................     5,287    17,899    17,569
                                                  --------  --------  --------
Net balance, January 1..........................   194,487   174,188   156,316
                                                  --------  --------  --------
Losses and loss adjustment expenses (principally
 in respect of defaults occurring in)
 Current year...................................   158,147   161,740   133,536
 Prior years....................................    (5,890)   (9,331)  (20,699)
                                                  --------  --------  --------
  Total losses and loss adjustment expenses.....   152,257   152,409   112,837
                                                  --------  --------  --------
Losses and loss adjustment expense payments
 (principally in respect of defaults occurring
 in)
 Current year...................................    27,700    23,353    16,180
 Prior years....................................   122,724   108,757    78,785
                                                  --------  --------  --------
  Total payments................................   150,424   132,110    94,965
                                                  --------  --------  --------
Net balance, December 31........................   196,320   194,487   174,188
Plus reinsurance recoverable....................     6,067     5,287    17,899
                                                  --------  --------  --------
Balance, December 31............................  $202,387  $199,774  $192,087
                                                  ========  ========  ========

  As a result of changes in estimates of ultimate losses resulting from insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoverables) decreased by $5.9 million, $9.3 million, and $20.7 million in 1997, 1996 and 1995, respectively, due primarily to lower-than-anticipated losses in California. Such re-estimates were based on management's analysis of various economic trends (including the real estate market and unemployment rates) and their effect on recent claim rate and claim severity experience.

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

FORESTVIEW

  In December 1993, PMI entered into a Reinsurance Treaty with Forestview Mortgage Insurance Co. ("Forestview"), a wholly-owned subsidiary of Allstate Insurance Company whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. The parties are in the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P"). Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties ability to timely consummate the assumption transaction. Pursuant to this agreement, during 1997 PMI ceded $11.7 million of pool premiums to Forestview and Forestview reimbursed PMI for claims on the covered policies in the amount of $61.4 million. It is anticipated that additional claims significantly in excess of premiums will be paid in 1998 and beyond. As of December 31, 1997, the Company had an $89.6 million reinsurance recoverable from Forestview. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

CAPITAL MORTGAGE

  In March 1994, PMI entered into a quota share reinsurance agreement with Capital Mortgage Reinsurance Company ("Capital Mortgage") (claims-paying ability rating of "AA+" at December 31, 1997 from S&P) whereby PMI ceded to Capital Mortgage 5% of PMI's liability under its primary insurance policies written in 1993 through 1997 (and 5% of the related premiums). This agreement, which was canceled effective December 31, 1997, provides for a ceding commission to be paid by Capital Mortgage to PMI relating to premiums ceded. Capital Mortgage remains liable on a runoff basis for nine years (subject to either party's right to commute the agreement at six years) and receives renewal premiums on the ceded portion of the primary insurance in force at the time of cancellation of the agreement.

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

  During 1997 PMI began issuing pool insurance to select companies. In connection with the pool policies issued, PMI may only retain 25% of the risk covered by such policies. PMI intends to reinsure the remaining risk through its affiliates, including RGC, PMG and other subsidiaries being formed. Until such subsidiaries have been licensed by the appropriate regulatory authorities, PMI will obtain reinsurance coverage from non-affiliated companies. See "B. Products", above; "O. Regulation" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

L. CLAIMS-PAYING ABILITY RATINGS

  PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard & Poor's Rating Services ("S&P"), "AA+" (Very Strong) by Fitch Investors Service, Inc. ("Fitch"), "AA+" (Very High) by Duff & Phelps Credit Rating Co. ("Duff & Phelps") and "Aa2" (Excellent) by Moody's Investors Service, Inc. ("Moody's"). PMI's claims-paying ability ratings from the national rating agencies have been based in significant part on various capital support commitments from Allstate ("Allstate Support Agreements"). On October 28, 1994, TPG entered into a runoff support agreement with Allstate (the "Runoff Support Agreement") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994 if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder or, in the alternative, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement, (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return.

  Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Any change in PMI's existing eligibility status, primary its claims-paying ability rating from the various rating agencies, could have a material and adverse effect on the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock", below.

M. INVESTMENT PORTFOLIO

  Cash flow from the Company's investment portfolio represented approximately 44% of its total cash flow from operations during 1997. PMI's investment policy is to attain consistent, competitive after tax total returns. A strong emphasis is placed on providing a predictable, high level of income, while maintaining adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration. Fixed income investment duration is restricted to the estimated range of liability and surplus duration plus or minus 25%. In addition to satisfying state regulatory limits, minimum average fixed income credit quality of "A" rating must be maintained and no single credit risk may exceed 5% of total investments. At December 31, 1997, based on market value, approximately 92.7% of the Company's total investment portfolio was invested in securities rated "A" or better, with 55.7% rated "AAA" and 26.9% rated "AA," in each case by at least one nationally recognized securities rating organization.

  The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company. During 1998, approximately 95% of the Company's investment portfolio will be managed internally.

  At December 31, 1997, the consolidated market value of the Company's investment portfolio was $1.5 billion. At December 31, 1997, municipal securities represented 74.9% of the market value of the total investment portfolio. Fixed income securities due in less than one year, within one to five years, after ten years, and other represented 0.6%, 6.3%, 14.0%, 75.2% and 3.9%, respectively, of the total market value of fixed income securities. The Company's net pre-tax investment income (excluding capital gains) was $83.1 million for the year ended December 31, 1997, representing an after-tax yield of 6.0% for the year, a decline from 6.1% for 1996, resulting from a decline in the average interest rate on investments in 1997 as compared to 1996. Capital gains on the investment portfolio were $19.6 million and $14.3 million for 1997 and 1996, respectively. See "Note 3 to the Consolidated Financial Statements of the Company", included in Exhibit 13.1 to this Annual Report on Form 10-K.

N. OTHER BUSINESSES

  TPG seeks to supplement its core mortgage insurance business and enhance its customer relationships through ancillary businesses and may, from time to time, invest in joint ventures or acquire related businesses. TPG, through certain subsidiaries, provides title insurance and various services and products for the home mortgage finance industry, such as contract underwriting and the licensing of its proprietary underwriting and real estate valuation systems.

  Total revenues recognized for the year ended December 31, 1997 from TPG's businesses other than PMI constituted approximately 13.8 % of the Company's consolidated revenues, compared to approximately 12.7% and 10.8%, respectively, in 1996 and 1995.

RAM RE

  During the first quarter of 1998, TPG became a principal investor in a start-up company named RAM Reinsurance Company Ltd. ("RAM Re"), the first AAA rated financial guaranty reinsurance company based in Bermuda. This strategic investment was consummated, in part, because of the perceived industry need for additional sources of highly rated financial guaranty capacity and management's belief that PMI's skills in evaluating mortgage risks are very complementary with RAM Re's business plan. As part of its Strategic Plan, management may consider other investments in the credit enhancement segment.

AMERICAN PIONEER TITLE INSURANCE CO.

  The Company acquired APTIC, a Florida-based title insurance company, in 1992 as part of its strategy to provide additional mortgage-related services to its customers. APTIC is licensed in 34 states and the District of Columbia. Although APTIC is currently writing business in 23 states, it primarily provides real estate title insurance on residential property in Florida. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy's coverage.

  Based on direct premiums written during 1997, APTIC is ranked 5th among the 27 active title insurers conducting business in the State of Florida. For the year ended December 31, 1997, 81.6% of APTIC's premiums earned came from its Florida operations.

  APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates, under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer, APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 97.6% and 93.8% of APTIC's premiums earned for the years ended December 31, 1997 and 1996, respectively.

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

  As of December 31, 1997, CMG was licensed and operational in 49 states and the District of Columbia. CMG is approved as a mortgage insurer by both Fannie Mae and Freddie Mac, as well as by other purchasers of credit union originated mortgage loans. Since inception, CMG has issued over 1,000 master policies to credit union and credit union affiliated organizations nationwide. At December 31, 1997 CMG had over $2.3 billion of primary insurance in force.

  Under the terms of the joint venture arrangement, at the end of fifteen year period starting with the organization of the joint venture or earlier under certain limited conditions, CMIC has the right to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI's interest in CMG for an amount equal to the then current fair market value. For this purpose, fair market value will be determined by agreement between PMI and CMIC, or failing such agreement, through appraisal by nationally recognized investment banking firms.

PMI MORTGAGE SERVICES CO.

  MSC, established in 1993, provides a variety of technical products and mortgage underwriting services through a staff of underwriters in 19 field offices. The Customer Technology Division of MSC provides technical products and services to PMI's customers. This department licenses use of the pmiAURASM system and the pmiTERRASM system to customers for a fee, assists PMI's customers in establishing EDI links with PMI, and provides other value added services.

  The Risk Management Division of MSC provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to MSC. Such contract underwriting services are provided for mortgage loans for which PMI provides mortgage insurance and for loans on which PMI does not. MSC also performs all of the mortgage insurance underwriting activities of CMG. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Competition increased in 1997 among mortgage insurance companies for contract underwriting customers. Contract underwriting is generally more expensive on a per application basis for the Company than underwriting a loan in-house, and is becoming an increasingly popular method among mortgage lenders for processing loan applications. Contract underwriting processed loans represented 29% of PMI's NIW for the year ended December 31, 1997 compared to 13% for the year ended December 31, 1996. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations. Management anticipates that contract underwriting will continue to process loans that will generate a significant percentage of PMI's NIW. See "Q. Cautionary Statement" and "R. Factors That May Affect Future Results and Market Price of Stock", below.

O. REGULATION

 State Regulation.

  General. TPG and its insurance subsidiaries are subject to comprehensive, detailed regulation for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments (See "M. Investment Portfolio" above) and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

  Mortgage insurers are generally restricted by state insurance laws and regulations to writing residential mortgage insurance business only. This restriction prohibits PMI and its insurance affiliates from directly writing other types of insurance. However, the noninsurance subsidiaries of TPG are not generally subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

  The Company's title insurance subsidiary, APTIC, is subject to comprehensive regulation in the states in which it is licensed to transact business. Among other things, such regulation requires APTIC to adhere to certain financial standards relating to statutory reserves and other criteria of solvency. Generally, title insurers are restricted to writing only title insurance, and may not transact any other kind of insurance. This restriction prohibits APTIC from using its capital and resources in support of other types of insurance businesses.

  Insurance Holding Company Regulation. All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Most states also regulate transactions between insurance companies and their parents and affiliates. Generally, such regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory policyholders' surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate for its needs. In addition, Arizona law requires that the Arizona Director of Insurance be given 30-days prior notice of certain types of agreements between an insurance company and an affiliate.

  Because TPG is an insurance holding company and PMI, PMG and RGC are Arizona insurance companies, the Arizona insurance laws regulate, among other things, certain transactions in TPG's common stock and certain transactions between PMI and PMG, RGC and RIC and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of TPG or its subsidiaries unless such person files a statement and other documents with the Arizona Director of Insurance and obtains the Director's prior approval after a public hearing is held on the matter. In addition, material transactions between PMI and TPG or their affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with the insurance companies. "Control" is presumed to exist if 10% or more of TPG's voting securities is owned or controlled, directly or indirectly, by a person, although the Arizona Director of Insurance may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, since APTIC is domiciled in the State of Florida, TPG is also regulated as an insurance holding company under Florida law. The applicable requirements of Florida law are similar to the provisions of the Arizona insurance laws regulating insurance holding companies, with the exception that in Florida, regulatory approval must be obtained prior to the acquisition, directly or indirectly, of 5% or more of the voting securities of APTIC or TPG. Because CMG is domiciled in Wisconsin, TPG is also regulated as an insurance holding company under Wisconsin law. The applicable requirements of Wisconsin law are similar to those of Arizona law regulating insurance holding companies, except that the hearing to approve a change in control is optional in Wisconsin. For purposes of Arizona, Florida and Wisconsin law, "control" means the power to direct or cause the direction of the management of an insurer, whether through the ownership of voting securities, by contract other than a commercial contract for goods or nonmanagement services, or otherwise, unless the power is the result of an official position with or corporate office held by the person.

  Reserves. PMI is required under the insurance laws of Arizona and certain other states to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. The insurance laws of the various states, including Florida, impose additional reserve requirements applicable to title insurers such as APTIC. For instance, title insurers must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute and are subject to limitations with respect to the level of risk they can assume on any one contract. At December 31, 1997, PMI had statutory policyholders' surplus of $274.9 million and statutory contingency reserve of $839.5 million. See "Part II, Item 8, Financial Statements Note 13--"Statutory Accounting."

  Dividends. PMI's ability to pay dividends to TPG is limited, among other restrictions, under the insurance laws of Arizona. Such laws provide that: (i) PMI may pay dividends out of available surplus and (ii) without prior approval of the Arizona Insurance Director, such dividends during any 12-month period may not exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. In accordance with Arizona law, PMI is permitted to pay ordinary dividends to TPG of $27.5 million in 1998 without the prior approval of the Arizona Insurance Director. See Part II, Item 8, Financial Statements Note 12--"Dividends and Shareholders Equity."

  The laws of Florida limit the payment of dividends by APTIC to TPG in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. As a result, APTIC may be limited in its ability to pay dividends to TPG. CMG's ability to pay dividends to PMI is subject to the laws of Wisconsin.

  In addition to the dividend restrictions described above, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. For example, if insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may block payments that would otherwise be permitted without prior approval.

  Premium Rates and Policy Forms. PMI's premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In all states, premium rates and, in most states, policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to being justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

  Reinsurance. Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. In addition, Arizona, California, Wisconsin and several other states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the insured's claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. See "K. Reinsurance" above.

  Examination. PMI and its insurance affiliates are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona.. In lieu of examining a foreign insurer, the Commissioner may accept an examination report by a state which has been accredited by the NAIC.

 Federal Regulation.

  Private mortgage insurers are indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and mortgage lenders. As a result, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers, including PMI. Various proposals are being discussed by Congress and certain federal agencies with respect to the reform or modification of the FHA, but the nature and extent of actual enacted legislation and possible effects of such legislation on PMI cannot be predicted.

  RESPA. The Real Estate Settlement and Procedures Act of 1974 ("RESPA") applies to most residential mortgages insured by PMI, and related regulations provide that mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The recently renewed interest of HUD in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

  HMDA. Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, MICA, have entered into an agreement with the Federal Financial Institutions Examinations Council (MFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

  Mortgage lenders are subject to various laws, including HMDA, the Community Reinvestment Act and the Fair Housing Act, and Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

  Fannie Mae and Freddie Mac. TPG and PMI are also indirectly, but significantly, impacted by laws and regulations affecting originators and purchasers of mortgage loans, particularly Fannie Mae and Freddie Mac, and regulations affecting governmental insurers such as the FHA. Private mortgage insurers, including PMI, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. The Clinton administration has recommended and Congress are considering increasing the single-family loan limit which FHA could purchase to $227,150. The Company believes that any increase in the FHA loan limit could adversely affect the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition and results of operations. (See "R Factors That May Affect Future Results and Market Price of Stock").

  National Association of Insurance Commissioners. The NAIC has developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of 11 key financial ratios which are intended to indicate unusual fluctuations in an insurer's statutory financial position and/or operating results.

 Indirect Regulation

  TPG and PMI are also indirectly, but significantly, impacted by laws and regulations affecting originators and purchasers of mortgage loans, particularly Fannie Mae and Freddie Mac, and regulations affecting governmental insurers such as the FHA. Private mortgage insurers, including PMI, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. Legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse affect on the Company's ability to compete with the FHA or VA.

  Additionally, proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements which they could utilize as substitutes for private mortgage insurance. Fannie Mae and Freddie Mae also have the discretion to reduce the amount of private mortgage insurance they require on loans. The increase in the loan principal balance eligible for purchase by these GSEs as well as the adoption by the GSE's of private mortgage insurance substitutes or reduction in the amount of private mortgage insurance coverage could materially and adversely affect the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock", below. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted.

  Upon request by an insured, PMI must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation and legislation in approximately a dozen states has been introduced that also addresses these issues. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be collected from borrowers, are still being formulated and their enactment remains uncertain. Statutes giving borrowers cancellation rights and/or preventing premiums from being paid by borrowers presently exist in five states, including California. Management presently believes that the existing statutes will not have a material impact on the Company's financial condition or results of operations. Management believes it is too early to ascertain the impact of the enactment of any additional mortgage cancellation proposals. See "R. Factors That May Affect Future Results and Market Price of Stock".

P. EMPLOYEES

  At December 31, 1997, TPG, including its subsidiaries had 916 full- and part-time employees; 584 persons perform services primarily for PMI, 102 perform services primarily for MSC, 10 of which perform services primarily for CMG and an additional 220 persons are employed by APTIC. TPG's employees are not unionized and TPG considers its employee relations to be good.

Q. CAUTIONARY STATEMENT

  Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements in the "Annual Report on Form 10-K for the year ended December 31, 1997 include the following: (i) This product did not generate any significant new risk written during 1997, but is expected to do so in 1998;
(ii) PMI currently expects the total volume of mortgage originations may reach $1 trillion in 1998; (iii) PMI expects this trend to continue into 1998; (iv) PMI believes that this trend will continue if interest rates remain at their current levels or decrease; (v) Management anticipates that contract underwriting will continue to process loans that generate a significant percentage of PMI's NCW; (vi) Although management expects that California should continue to account for the majority of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline for the forseeable future; and (vii) Management believes that the claims severity level for 1988 will approximate the 1997 level. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth in the next section and in the Company's periodic filings with the Securities and Exchange Commission.

R. FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

  Other factors that may influence the amount of NIW by PMI include: mortgage insurance industry volumes of new business; the impact of competitive underwriting criteria and product offerings and services, including mortgage pool insurance and contract underwriting services; the ability to recruit and maintain a sufficient number of qualified underwriters; the effect of risk-sharing structured transactions; changes in the performance of the financial markets; general economic conditions that affect the demand for or acceptance of the Company's products; changes in government housing policy; changes in government regulations or interpretations regarding RESPA; changes in the statutory charters, regulations, powers and coverage requirements of GSEs, banks and savings institutions; and customer consolidation.

MARKET SHARE AND COMPETITION

  The Company's financial condition and results of operations could be materially and adversely affected by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions that choose to remain uninsured, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance. The impact of competitive underwriting criteria and product offerings, including mortgage pool insurance, has a direct impact on the Company's market share. Further, several of the Company's competitors have greater direct or indirect capital reserves that provide them with potentially greater flexibility than the Company in addressing competitive issues.

  PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. PMI and other private mortgage insurers are also affected by Fannie Mae and Freddie Mac. These GSEs are permitted by statute to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Further, the Office of the Comptroller of the Currency has granted permission to certain national banks to form reinsurance companies as wholly-owned operating subsidiaries for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such banks. In addition, the Federal Reserve Board and the Office of Thrift Supervision are in the process of considering whether similar activities are permitted for bank holding companies and savings institutions, respectively. The reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. Management believes that such reinsurance affiliates will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share.

  Certain lenders originate a first mortgage lien with an 80 percent LTV ratio, a 10 percent second mortgage lien, and 10 percent of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. If the 80/10/10 product becomes a widely accepted alternative to mortgage insurance, it could have a material and adverse impact on the Company's financial condition and results of operations.

  During 1997, the maximum single-family principal balance loan limit eligible for purchase by Fannie Mae and Freddie Mac was increased from $214,600 to $227,150 effective in 1998. Any increase in the loan pricipal balance eligible for purchase by these GSEs could potentially expand the mortgage insurance market. Another proposal would allow Fannie Mae and Freddie Mac greater flexibility in utilizing substitutes for private mortgage insurance. Fannie Mae and Freddie Mac also have the discretion to reduce the amount of private mortgage insurance they require on loans. The adoption by the GSE's of private mortgage insurance substitutes or reduction in the amount of private mortgage insurance coverage could materially and adversely affect the Company's financial condition and results of operations.

  Legislation and regulatory changes affecting the FHA and certain commercial banks that forego insurance have affected demand for private mortgage insurance. PMI and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs which accounted for 45.6%, 44.8%, and 38.5% for 1997, 1996 and 1995, respectively, of all loans insured or guaranteed. The maximum individual loan amount that the FHA can insure is currently $170,362 and the maximum individual loan amount that the VA can insure is $203,150. The Clinton administration and Congress are considering increasing the single-family loan limit which FHA could purchase to $227,150. The Company believes that any increase in the FHA loan limit, or other expansion of eligibility for the FHA and VA would likely have an adverse affect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition and results of operations.

INSURANCE IN FORCE

  A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. PMI's policies for insurance coverage typically have a policy duration of five to seven years. Insurance coverage may be canceled by the policy owner or servicer of the loan at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time. As a result, the Company's financial condition and results of operation could be materially and adversely affected by greater than anticipated policy cancellations or lower than projected persistency resulting in declines in insurance in force.

  During an environment of falling interest rates, increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies, generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. Any significant decrease in PMI's insurance in force could materially and adversely affect the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock."

  Insurance in force as of December 31, 1997 was $77.8 billion compared with $77.3 billion as of December 31, 1996. The annualized growth rate of insurance in force was 0.6% and 8.3% as of December 31, 1997 and 1996, respectively. The period over period decrease in the growth rate is primarily due to lower NIW and higher policy cancellations. The lower growth rate in insurance in force will have an adverse impact on PMI's future renewal premiums.

FANNIE MAE AND FREDDIE MAC; STATE AND FEDERAL MORTGAGE CANCELLATION
LEGISLATION

  Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Any change in PMI's existing eligibility status, primarily its claims- paying ability rating from the various rating agencies, could have a material and adverse effect on the Company's financial condition and results of operations.

  Although PMI cannot generally cancel its mortgage insurance policies once issued, PMI must cancel mortgage insurance for a mortgage loan upon the request of the insured. Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation and legislation in approximately a dozen states has been introduced that also addresses this issue. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be charged to borrowers, are still being formulated and their enactment remains uncertain. Statutes giving borrowers cancellation rights and/or preventing premiums from being charged to borrowers presently exist in five states, including California. Management presently believes that the existing statutes will not have a material impact on the Company's financial condition or results of operations. Management believes it is too early to ascertain the impact of the enactment of any additional mortgage cancellation proposals.

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

  TPG and PMI, from time to time, introduce new mortgage insurance products or programs. The Company's financial condition and results of operations could be materially and adversely affected if PMI or the Company experiences delays in introducing competitive new products and programs. In addition, for any introduced product, there can be no assurance that such products, including any mortgage pool type products, or programs will be as profitable as the Company's existing products and programs.

YEAR 2000 ISSUES

  The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, servicing the insurance portfolio, risk analysis, underwriting, and loss reserves. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for 1997), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Issue"). The Company believes that many of its suppliers and customers may have Year 2000 Issues that could adversely affect the Company; however, it is uncertain what impact, if any, such Year 2000 Issues would have on the Company. The Company has commenced a plan intended to mitigate and/or prevent the adverse internal effects of Year 2000 Issues and estimates the cost of this work at approximately $3 million. The Company presently believes that it will be able to resolve its internal Year 2000 Issues in a timely manner and that the cost of addressing such matters will not have a material effect on the Company's current financial condition, liquidity or results of operations. Management believes its failure or its customers or suppliers failure to resolve the Year 2000 Issues in a timely manner could materially and adversely affect the Company's financial condition and results of operations. See "R. Factors That May Affect Future Results and Market Price of Stock."

NEW YORK DEPARTMENT OF INSURANCE

  TPG offers a captive reinsurance structure and in the past, offered a risk-sharing product (a performance note) that was designed to encourage quality originations and loss mitigation by its customers. To date, neither product represents a significant portion of the Company's revenues. In March 1997, the New York Department of Insurance stated in a letter addressed to all private mortgage insurers that both captive reinsurance structures and the use of a performance note structured as a variable rate note to a lender by an affiliate of a mortgage guaranty insurer where the rate of interest to the lender is based upon the underwriting experience of the mortgage guaranty insurer on the mortgages originated by the lender would be considered to be illegal under New York law. The Company is currently discussing with the New York Department of Insurance the structure of its performance note product as well as its captive reinsurance arrangements with certain of its customers. The Company indicated to the New York Department of Insurance that it disagrees with the statements in the letter. Management is unable to predict at this time the results of these discussions.

RISK-TO-CAPITAL RATIO

  Regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). Other factors affecting PMI's risk-to-capital ratio include: (i) regulatory review and oversight by the State of Arizona, PMI's state of domicile for insurance regulatory purposes; (ii) limitations under the Runoff Support Agreement with Allstate discussed below, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (iii) TPG's credit agreements; and (iv) TPG's and PMI's credit or claims-paying ability ratings which require that the risk-to-capital ratio not exceed 20 to 1.

  Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.

CHANGES IN COMPOSITION OF INSURANCE WRITTEN

  The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At December 31, 1997, 46.2% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At December 31, 1997, 1.8% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. During the fourth quarter of 1997, PMI began offering a pool insurance product to state housing finance authorities and certain lenders. This product is similar in structure to the pool insurance product previously offered by PMI during 1990--1993, but has different risk characteristics, including limits on total exposure, diversification and loan to value ratios. Management presently cannot predict the impact this pool insurance product will have on PMI's market share. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations.

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

REGIONAL CONCENTRATION

  In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, where PMI has 20.5% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.73% compared with 2.38% nationwide as of December 31, 1997.

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE

  In December 1993, PMI entered into a Reinsurance Treaty with Forestview whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. The parties are in the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P"). Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties' ability to timely consummate the assumption transaction. Pursuant to this agreement, during 1997 PMI ceded $11.7 million of pool premiums to Forestview and Forestview reimbursed PMI for claims on the covered policies in the amount of $61.4 million. It is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1998 and beyond. As of December 31, 1997, the Company has an $89.6 million reinsurance recoverable from Forestview. The failure of Forestview to meet its contractual commitments would materially and adversely affect the Company's financial condition and results of operations.

  On October 28, 1994, TPG entered into a Runoff Support Agreement with Allstate (the "Runoff Support Agreement") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. During 1997, no payment obligation arose under the Runoff Support Agreement. See "R. Factors That May Affect Future Results and Market Price of Stock."

ITEM 2. PROPERTIES


  TPG leases its home office in San Francisco, California, which consists of approximately 98,450 square feet of office space. The San Francisco lease expires on December 31, 1999. In addition, TPG leases space for 32 PMI and MSC field offices. Such field office leases cover an average of approximately 4,300 square feet and have terms of not more than five years. During 1997, PMI established its Certificate Priority Center which is located in Dallas, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1997 to a vote of stockholders through the solicitation of proxies or otherwise.

                       EXECUTIVE OFFICERS OF REGISTRANT

  Set forth below is certain information regarding TPG's executive officers as of December 31, 1997, including age as of April 1, 1998, and business experience for at least the past five years.

  W. Roger Haughton, 50, has been President and Chief Executive Officer of PMI Mortgage Insurance Co. ("PMI"), TPG's principal subsidiary, since January 1993 and was elected to the same positions with TPG in January 1995. Mr. Haughton joined PMI in 1985 as Vice President of Underwriting, after 16 years with Allstate Insurance Company ("Allstate"). In 1987, he was promoted to Vice President/General Manager for PMI's Central Zone, responsible for all sales and field office operations in that region. In 1989, he became Group Vice President of Insurance Operations, Claims and Actuarial Services departments. Mr. Haughton has been President of the Mortgage Insurance Companies of America ("MICA"), the industry trade association, since March 1997. He also has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and serves on the board of Social Impact. Mr. Haughton has been a Director of TPG since January 1995 and a Director of PMI since 1990.

  L. Stephen Smith, 48, has been Executive Vice President of Field Operations of PMI since May 1994 and was elected to the same position with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Field Operations from September 1993 to May 1994, Senior Vice President of Marketing and Customer Technology from December 1991 to September 1993 and Vice
President/General Manager of PMI's eastern zone from September 1985 to December 1991.

  John M. Lorenzen, Jr., 53, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same position with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President from April 1989 to May 1994 and Vice President--Finance from April 1985 to April 1989.

  Claude J. Seaman, 51, has been Executive Vice President of Insurance Operations and Assistant Secretary of PMI since May 1994, and was elected to the same position with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Insurance Operations from March 1993 to May 1994, Vice President of Claims from December 1991 to March 1993 and Vice President of Underwriting from January 1987 to December 1991.

  Victor J. Bacigalupi, 54, has been Senior Vice President, General Counsel and Secretary of TPG and PMI since November 1996. Prior to joining TPG, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

  Thomas C. Brown, 49, has been Senior Vice President of National Accounts of TPG and PMI since June 1997. Prior to joining TPG, he was president and chief executive officer of Centerbank Mortgage Company, positions he held since 1989.

  John H. Fulford, 48, has been Senior Vice President of National Sales of TPG and PMI since August 1997. Prior to joining TPG, he was senior vice president of marketing at Fannie Mae. He first joined Fannie Mae in 1983, serving as senior assistant regional vice president of marketing and in 1985 became the company's senior vice president for its western regional office, a position he held for eleven years.

  Daniel L. Roberts, 48, has been Senior Vice President and Chief Information Officer of TPG and PMI since December 1997. Prior to joining TPG, he was vice president and chief information officer of St. Joseph Health System a position he held since he joined the company in October 1994. Prior thereto, he was vice president, information services and chief information officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a partner with the accounting firm of Deloitte & Touche from July 1985 to December 1990.

  Bradley M. Shuster, 43, has been Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with TPG, in September, 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK

  TPG is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol PMA. As of December 31, 1997 there were 32,461,247 shares issued and outstanding. As of February 27, 1998 there were 32,419,800 shares issued and outstanding held by approximately 31 stockholders of record and approximately 10,500 beneficial owners of shares held by brokers and fiduciaries.

  The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 1997 and 1996:

                                       1997                      1996
                                  ----------------------    --------------------
                                  HIGH      LOW    CLOSE    HIGH    LOW    CLOSE
                                  ----      ---    -----    ----    ---    -----
   First quarter................. 56 7/8     50     50 1/8  51 3/4  41 1/2  43 5/8
   Second quarter................  63       47 3/4  62 3/8  46 1/4   40     42 1/2
   Third Quarter................. 63 13/16  56 1/2  57 5/16 54 3/8  39 7/8  53 1/8
   Fourth Quarter................  74       56 1/2  72 5/16  60     52 1/8  55 3/8

PREFERRED STOCK

  TPG's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of TPG in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock which has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. The Company has reserved for issuance under the Shareholder Rights Plan described below up to 400,000 shares of preferred stock.

SHAREHOLDER RIGHTS PLAN

  On January 13, 1998, the Company adopted a Preferred Share Purchase Rights Plan ("Rights Plan"). Under the Rights Plan, all shareholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. However, rights issued under the Rights Plan will not be exercisable initially. The rights will trade with the Company's common stock and no certificates will be issued until certain triggering events occur. The Rights Plan has a 10-year term from the record date, but the Company's Board of Director's will review the merits of redeeming or continuing the Rights Plan not less than once every three years. Rights issued under the plan will be exercisable only if a person or group acquires 10% or more of the Company's common stock or announces a tender offer for 10% or more of the common stock. If a person or group acquires 10% or more of the Company's common stock, all rightholders except the buyer will be entitled to acquire the Company's common stock at a discount and/or under certain circumstances to purchase shares of the acquiring company at a discount. The Rights Plan contains an exception that would allow passive institution investors to acquire up to a 15% ownership interest before the rights would become exercisable. The Rights Plan also excludes Allstate from the definition of an acquiring person, pending such time as Allstate distributes or otherwise transfers such ownership interest.

PAYMENT OF DIVIDENDS AND POLICY

  Payment of future dividends is subject to a declaration by TPG's Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to TPG, which is subject to, among other factors, regulatory restrictions by the Arizona Department of Insurance and TPG's credit agreements and the Agreement with The Allstate Corporation and Allstate Insurance Company. (See Part I."O. Regulation", "R. Factors That May Affect Future Results and Market Price of Stock--Continuing Relationships with Allstate and Affiliate" and Part II, Item 8, Financial Statement Note 12-- "Dividends and Shareholders' Equity".)

  During the second quarter of 1995, TPG's Board of Directors declared its first dividend on common stock of $0.05 per share, and has declared and paid a quarterly dividend of $0.05 per share through the first quarter of 1998.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1997 Annual Report to Shareholders under the heading "Five year Summary of Financial Data" filed as part of Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1997 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as part of Exhibit 13.1.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1997 Annual Report to Shareholders as part of
Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning TPG's Directors as required by this Item is incorporated by reference from TPG's 1998 Proxy Statement under the captions "Nominees For Director of TPG" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information regarding Executive Officers of TPG is included in a separate item captioned "Executive Officers of Registrant" in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference from TPG's 1998 Proxy Statement under the captions "Directors-Compensation and Benefits" and "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference from TPG's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference from TPG's 1998 Proxy Statement under the captions "Transactions with Allstate" and "Compensation Committee Interlocks and Insider Participation".

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

  (b) Reports on Form 8-K: (i) On November 21, 1997, TPG filed a report on Form 8-K to announce that its Board of Directors authorized a new stock repurchase program to purchase up to $150 million of the Company's outstanding common stock, (ii) On January 15, 1998, TPG filed a report on Form 8-K to announce that its Board of Directors authorized the adoption of a Shareholder Rights Plan.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                              [ITEM 14(A) 1 AND 2]

                                                                   PAGE
                                                           ---------------------
                                                           FORM   ANNUAL REPORT
                                                           10-K  TO SHAREHOLDERS
                                                           ----- ---------------
            CONSOLIDATED FINANCIAL STATEMENTS
            ---------------------------------
Consolidated Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995........................   N/A        26
Consolidated Balance Sheets as of December 31, 1997and
 1996....................................................   N/A        27
Consolidated Statements of Shareholders' Equity for the
 years ended December 31, 1997, 1996 and 1995............   N/A        28
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995........................   N/A        29
Notes to Consolidated Financial Statements...............   N/A       30-47
Report of Independent Auditors...........................   N/A        48
              FINANCIAL STATEMENT SCHEDULES
              -----------------------------
Report of Independent Auditors on Financial Statement
 Schedules...............................................   38         N/A
Schedules as of and for the specified years in the three-
 year period ended December 31, 1997:
  Schedule I-Summary of investments other than in related
   parties...............................................   39         N/A
  Schedule II-Condensed financial information of
   Registrant............................................  40-43       N/A
  Schedule III-Supplementary insurance information.......   44         N/A
  Schedule IV-Reinsurance................................   45         N/A

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 27th day of March, 1998.

                                          The PMI Group, Inc.


                                                   /s/ W. Roger Haughton
                                          By___________________________________
                                            W. Roger Haughton
                                            President, Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 27, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                        TITLE                DATED

        /s/ W. Roger Haughton          President, Chief         March 27, 1998
-------------------------------------   Executive Officer,
          W. ROGER HAUGHTON             Director

      /s/ John M. Lorenzen, Jr.        Executive Vice           March 27, 1998
-------------------------------------   President and Chief
        JOHN M. LORENZEN, JR.           Financial Officer
                                        (Principal Financial
                                        Officer)

       /s/ William A. Seymore          Vice President,          March 27, 1998
-------------------------------------   Controller
         WILLIAM A. SEYMORE             (Controller and
                                        Principal
                                        Accounting Officer)

         /s/ Edward M. Liddy           Chairman and             March 27, 1998
-------------------------------------   Director
           EDWARD M. LIDDY

         /s/ James C. Castle           Director                 March 27, 1998
-------------------------------------
           JAMES C. CASTLE

         /s/ Donald C. Clark           Director                 March 27, 1998
-------------------------------------
           DONALD C. CLARK

         /s/ Wayne E. Hedien           Director                 March 27, 1998
-------------------------------------
           WAYNE E. HEDIEN

          /s/ John D. Roach            Director                 March 27, 1998
-------------------------------------
            JOHN D. ROACH

        /s/ Kenneth T. Rosen           Director                 March 27, 1998
-------------------------------------
          KENNETH T. ROSEN

        /s Richard L. Thomas           Director                 March 27, 1998
-------------------------------------
          RICHARD L. THOMAS

        /s/ Mary Lee Widener           Director                 March 27, 1998
-------------------------------------
          MARY LEE WIDENER

                         INDEPENDENT AUDITORS' REPORT

To The PMI Group, Inc.:

  We have audited the consolidated financial statements of The PMI Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 20, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The PMI Group, Inc. and subsidiaries, listed in item 14(a)2. These consolidated financial statement schedules are the reponsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, represent fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
January 20, 1998

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                       SCHEDULE I--SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENT IN RELATED PARTIES

                               DECEMBER 31, 1997

                                                                AMOUNT AT WHICH
                                          AMORTIZED    MARKET    SHOWN IN THE
           TYPE OF INVESTMENT                COST      VALUE     BALANCE SHEET
           ------------------             ---------- ---------- ---------------
                                                     (IN THOUSANDS)
FIXED MATURITIES:
 Bonds:
  United States government and government
   agencies and authorities.............. $   42,017 $   43,250   $   43,250
  States, municipalities and political
   subdivisions                            1,044,964  1,116,316    1,116,316
  All other corporate....................    147,197    149,202      149,202
                                          ---------- ----------   ----------
   TOTAL FIXED MATURITIES................  1,234,178 $1,308,768    1,308,768
                                          ---------- ==========   ----------
EQUITY SECURITIES:
 Common stocks:
  Banks, trust and insurance companies...        940 $    1,724        1,724
  Industrial, miscellaneous and all
   other.................................     37,281     71,872       71,872
 Non-redeemable preferred stocks              12,049     12,360       12,360
                                          ---------- ----------   ----------
   TOTAL EQUITY SECURITIES...............     50,270 $   85,956       85,956
                                          ---------- ==========   ----------
SHORT-TERM INVESTMENTS...................     78,890                  78,890
                                          ----------              ----------
   TOTAL INVESTMENTS, OTHER THAN RELATED
    PARTY................................ $1,363,338              $1,473,614
                                          ==========              ==========

                              THE PMI GROUP, INC.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY
                           DECEMBER 31, 1997 AND 1996

                                                           1997        1996
                                                        ----------- -----------
                        ASSETS                          (DOLLARS IN THOUSANDS)
Investment portfolio, available for sale, at market
 value:
  Fixed income securities (cost--$96,316 and $56,157).. $    97,605 $    55,881
  Short-term investments...............................      36,177      49,377
                                                        ----------- -----------
    Total investment portfolio.........................     133,782     105,258
Cash...................................................         437          83
Investment in subsidiaries, at equity in net assets....   1,120,809     987,105
Other assets...........................................      12,317       2,741
                                                        ----------- -----------
    TOTAL ASSETS....................................... $ 1,267,345 $ 1,095,187
                                                        =========== ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Long-term debt....................................... $    99,409 $    99,342
  Accounts payable--affiliates.........................       1,113       5,359
  Other liabilities....................................       3,544       3,624
                                                        ----------- -----------
    TOTAL LIABILITIES..................................     104,066     108,325
                                                        ----------- -----------
Commitments and contingent liabilities (Note A)........         --          --
JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE
 HELD SOLELY BY SUBSIDIARY TRUST.......................     102,099         --
SHAREHOLDERS' EQUITY:
  Preferred stock -- $.01 par value; 5,000,000 shares
   authorized..........................................         --          --
  Common stock -- $.01 par value; 125,000,000 shares
   authorized, 35,145,247 and 35,047,619 shares issued.         351         350
  Additional paid-in capital...........................     262,448     258,059
  Unrealized gains.....................................      71,936      50,709
  Retained earnings....................................     876,588     707,885
                                                        ----------- -----------
                                                          1,211,323   1,017,003
  Less treasury stock (2,684,000 and 537,800 shares at
   cost)...............................................     150,143      30,141
                                                        ----------- -----------
    TOTAL SHAREHOLDERS' EQUITY.........................   1,061,180     986,862
                                                        ----------- -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......... $ 1,267,345 $ 1,095,187
                                                        =========== ===========

   See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                              PARENT COMPANY ONLY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                      1997      1996     1995
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
REVENUE:
  Equity in undistributed net income of
   subsidiaries.................................... $101,488  $110,758 $124,642
  Subsidiary dividends.............................   78,863    47,660   10,000
  Investment income, net...........................    8,990     2,532    1,651
  Capital gains (losses), net......................   (2,405)      113      --
                                                    --------  -------- --------
    TOTAL REVENUE..................................  186,936   161,063  136,293
                                                    --------  -------- --------
EXPENSES:
  Operating expenses...............................      642       437      519
  Interest expense.................................   14,618       907      --
                                                    --------  -------- --------
    TOTAL EXPENSES.................................   15,260     1,344      519
                                                    --------  -------- --------
INCOME BEFORE TAX..................................  171,676   159,719  135,774
INCOME TAX EXPENSE (BENEFIT).......................   (3,633)    1,801      543
                                                    --------  -------- --------
NET INCOME......................................... $175,309  $157,918 $135,231
                                                    ========  ======== ========


   See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                               1997         1996        1995
                                             --------  -------------- --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................ $175,309     $157,918    $135,231
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization............................      848          185          80
    Equity in net income of subsidiaries.... (180,351)    (158,418)   (134,642)
    Capital (gains) losses, net.............    2,405         (113)        --
    Increase (decrease) in payable to
     affiliates.............................   (4,246)       1,127       4,232
    Other...................................  (10,437)        (551)        (43)
                                             --------     --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.................................  (16,472)         148       4,858
                                             --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends from subsidiaries...............   78,863       26,300      10,000
  Investment in subsidiaries................  (13,093)     (14,683)        --
  Purchase of fixed income securities.......  (92,350)     (77,037)        --
  Investment collections of fixed income
   securities...............................    5,000       20,848         --
  Proceeds from sales of fixed income
   securities...............................   46,667          --          --
  Net (increase) decrease in short-term in-
   vestments................................   13,200      (19,147)    (11,253)
                                             --------     --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.................................   38,287      (63,719)     (1,253)
                                             --------     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of junior subordinated
   debentures...............................  102,093          --          --
  Issuance of long-term debt................      --        99,337         --
  Dividends paid to shareholders............   (6,733)      (7,002)     (3,500)
  Proceeds from exercise of stock options...    3,181        1,135         170
  Purchase of The PMI Group, Inc. common
   stock.................................... (120,002)     (30,057)        (84)
                                             --------     --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.................................  (21,461)      63,413      (3,414)
                                             --------     --------    --------
NET INCREASE (DECREASE) IN CASH ............      354         (158)        191
CASH AT BEGINNING OF YEAR...................       83          241          50
                                             --------     --------    --------
CASH AT END OF YEAR......................... $    437     $     83    $    241
                                             ========     ========    ========


   See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

NOTE A

  The accompanying Parent Company ("TPG") financial statements have been prepared on the basis of generally accepted accounting principles. In these financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its subsidiaries is included in income using the equity method. The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (including Notes 9, 10 and 11 related to long-term obligations, commitments and contingent liabilities and the junior subordinated debenture) appearing on pages 30 through 47 of The PMI Group, Inc. 1997 Annual Report to Shareholders.

NOTE B

  During 1997, 1996 and 1995, TPG received $78.9 million, $26.3 million and $10.0 million, respectively, of ordinary and extraordinary cash dividends from subsidiaries. In addition, during 1996 TPG received $21.4 million of non-cash dividends from a subsidiary.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    RESERVE FOR
                                    LOSSES AND                               LOSSES AND AMORTIZATION
                         DEFERRED      LOSS                          NET        LOSS    OF DEFERRED    OTHER
                        ACQUISITION ADJUSTMENT  UNEARNED PREMIUMS INVESTMENT ADJUSTMENT ACQUISITION  OPERATING PREMIUMS
SEGMENT                    COSTS     EXPENSES   PREMIUMS  EARNED    INCOME    EXPENSES     COSTS     EXPENSES   WRITTEN
-------                 ----------- ----------- -------- -------- ---------- ---------- ------------ --------- ---------
                                                                 (IN THOUSANDS)
1997:
MI(#)..................   $37,864    $192,211   $ 94,150 $394,010  $81,879    $150,367    $62,778     $39,277  $ 372,114
Title..................       --       10,176        --    59,938    1,257       1,890        --       53,085     59,938
                          -------    --------   -------- --------  -------    --------    -------     -------  ---------
Total..................   $37,864    $202,387   $ 94,150 $453,948  $83,136    $152,257    $62,778     $92,362  $ 432,052
                          =======    ========   ======== ========  =======    ========    =======     =======  =========
1996:
MI(#)..................   $31,633    $190,425   $116,951 $359,527  $66,280    $150,642    $48,302     $29,688  $ 349,809
Title..................       --        9,349        --    53,211    1,162       1,767        --       48,012     53,211
                          -------    --------   -------- --------  -------    --------    -------     -------  ---------
Total..................   $31,633    $199,774   $116,951 $412,738  $67,442    $152,409    $48,302     $77,700  $ 403,020
                          =======    ========   ======== ========  =======    ========    =======     =======  =========
1995:
MI(#)..................   $22,986    $183,615   $140,322 $288,453  $61,022    $110,962    $52,881     $22,234  $ 273,718
Title..................       --        8,472        --    40,303    1,019       1,875        --       36,547     40,303
                          -------    --------   -------- --------  -------    --------    -------     -------  ---------
Total..................   $22,986    $192,087   $140,322 $328,756  $62,041    $112,837    $52,881     $58,781  $ 314,021
                          =======    ========   ======== ========  =======    ========    =======     =======  =========

--------
# Represents mortgage insurance operations, including ancillary services and parent company investment income.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      PERCENTAGE
                                          CEDED    ASSUMED            OF AMOUNT
   PREMIUMS EARNED FOR THE      GROSS   OT OTHER  FROM OTHER   NET     ASSUMED
   YEAR ENDED DECEMBER 31,      AMOUNT  COMPANIES COMPANIES   AMOUNT    TO NET
   -----------------------     -------- --------- ---------- -------- ----------
                                                (IN THOUSANDS)
1997:
 Mortgage Guaranty............ $398,904  $ 6,068    $1,174   $394,010    0.3%
 Title........................   60,068      138         8     59,938    0.0%
                               --------  -------    ------   --------
  TOTAL....................... $458,972  $ 6,206    $1,182   $453,948    0.3%
                               ========  =======    ======   ========    ====
1996:
 Mortgage Guaranty............ $372,439  $13,546    $  634   $359,527    0.2%
 Title........................   53,392      181       --      53,211    0.0%
                               --------  -------    ------   --------
  TOTAL....................... $425,831  $13,727    $  634   $412,738    0.2%
                               ========  =======    ======   ========    ====
1995:
 Mortgage Guaranty............ $312,020  $26,979    $3,412   $288,453    1.2%
 Title........................   40,439      136       --      40,303    0.0%
                               --------  -------    ------   --------
  TOTAL....................... $352,459  $27,115    $3,412   $328,756    1.0%
                               ========  =======    ======   ========    ====

                               INDEX TO EXHIBITS

                                 [ITEM 14(A)3]

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
 -------                         -----------------------
 3.1(b)   Restated Certificate of Incorporation of the Registrant.
 3.2(e)   By-laws of the Registrant as amended November 15, 1995.
 4.1(b)   Specimen common stock Certificate.
 4.2(h)   Indenture dated as of November 19, 1996 between The PMI Group, Inc.
          and the Bank of New York Trustee in connection with sale of
          $100,000,000 aggregate principal amount of 63/4% Notes due November
          15, 2006.
 4.3(i)   The Junior Subordinated Indenture dated February 4, 1997 between The
          PMI Group, Inc. and The Bank of New York, Inc.
 4.4(i)   Form of Right Certificate, relating to Rights Agreement dated as of
          January 26, 1998.
 10.1(b)* PMI Mortgage Insurance Co. Annual Incentive Plan.
 10.2*    The PMI Group, Inc. Equity Incentive Plan. (Amended & Restated).
 10.3(g)* The PMI Group, Inc. Stock Plan for Non-Employee Directors. (Amended &
          Restated).
 10.4(a)  Form of 1984 Master Policy of PMI Mortgage Insurance Co.
 10.5(a)  Form of 1994 Master Policy of PMI Mortgage Insurance Co.
 10.6(a)  CMG Shareholders Agreement dated September 8, 1994 between CUNA
          Mutual Investment Corporation and PMI Mortgage Insurance Co.
 10.7(b)  Runoff Support Agreement dated October 28, 1994 between Allstate
          Insurance Company, the Registrant and PMI Mortgage Insurance Co.
 10.8(a)  Mortgage Pool Guaranty Insurance Reinsurance Treaty effective
          February 14, 1994 ceded by PMI Mortgage Insurance Co. to Forestview
          Mortgage Insurance Co. (formerly PMI Insurance Co.).
 10.9(a)  First Amendment Agreement made as of October 27, 1994 between PMI
          Mortgage Insurance Co. and Forestview Mortgage Insurance Co.
          (formerly PMI Insurance Co.).
 10.10(a) Mortgage Guaranty Insurance Reinsurance Treaty effective December 31,
          1991 ceded by PMI Mortgage Insurance Co. to Forestview Mortgage
          Insurance Co. (formerly PMI Insurance Co.).
 10.11(a) Termination Agreement made as of October 27, 1994 between PMI
          Mortgage Insurance Co. and Forestview Mortgage Insurance Co.
          (formerly PMI Insurance Co.).
 10.12(c) Form of Separation Agreement between the Registrant, PMI Mortgage
          Insurance Co., The Allstate Corporation and Allstate Insurance
          Company.
 10.13(a) Agreement dated June 23, 1994 between PMI Mortgage Insurance Co. and
          Allstate Insurance Company regarding cash/remittance processing.
 10.14(b) Form of Services Agreement between the Registrant, PMI Mortgage
          Insurance Co., and Forestview Mortgage Insurance Co.
 10.15(d) Form of Research Center Services Agreement between PMI Mortgage
          Insurance Co. and Allstate Insurance Company.
 10.16(b) Form of Tax Sharing Agreement among the Registrant, the Registrant's subsidiaries, The Allstate Corporation, Allstate Insurance Company
          and Sears, Roebuck and Co.
 10.17(a) Mortgage Insurance Variable Quota Share Reinsurance Treaty effective
          January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover
          Ruckversicherungs-Aktiengesellschaft ("Hannover").
 10.18(a) First Amendment to Mortgage Insurance Variable Quota Share
          Reinsurance Treaty made as of January 1, 1992 between Hannover and
          PMI Mortgage Insurance Co.

  EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
  -------                        -----------------------
 10.19     Form of Change of Control Employment Agreement.
 10.20     Supplemental Employee Retirement Plan as amended.
 10.21(a)  First Amendment to the Quota Share Primary Mortgage Reinsurance
           Agreement (No. 15031-940) made as of October 1, 1994 between PMI
           Mortgage Insurance Co. and Capital Mortgage
 10.22(a)  Form of Indemnification Agreement between the Registrant and its officers and directors.
 10.23(a)  Form of Human Resources Allocation Agreement among the Registrant,
           PMI Mortgage Insurance Co., Sears, Roebuck and Co., The Allstate
           Corporation and Allstate Insurance Company.
 10.24(a)  Per Mortgage Excess of Loss Reinsurance Treaty effective January 1,
           1994 issued to PMI Mortgage Insurance Co. by Hannover.
 10.27(i)* The PMI Group Inc., Long Term Incentive Plan
 10.29(i)  The Guarantee Agreement, dated February 4, 1997 between The PMI
           Group, Inc. (As Guarantor) and The Bank of New York (As Trustee).
 10.30(i)  Amended and Restated Trust Agreement dated as of February 4, 1997 among The PMI Group, Inc., as Depositor, The Bank of New York, as
           Property Trustee, and The Bank of New York (Delaware), as Delaware
           Trustee.
 11.1      Statement re: computation of per share earnings.
 12.1      Statement re: computation of earnings to fixed charges.
 13.1      Selected Financial Data, Management's Discussion and Analysis of
           Financial Condition and Results of Operations and Financial
           Statements and Supplementary Data portions of The PMI Group, Inc.'s
           1997 Annual Report to Shareholders.
 21.1      Subsidiaries of the Registrant.
 23.1      Independent Auditors' Consent.
 27.1      Financial Data Schedule for the year ended December 31, 1997.
 27.2      Restated Financial Data Schedule for the quarters ended March 31,
           1997, June 30, 1997 and September 30, 1997 and the year ended
           December 31, 1996.
 27.3      Restated Financial Data Schedule for the quarters ended March 31,
           1996, June 30, 1996 and September 30, 1996 and the year ended
           December 31, 1995.

--------
(a) Previously filed with the Company's Form S-1 Registration Statement (No. 33-88542), which became effective in April 1995 ("Form S-1").
(b) Previously filed with Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995.
(c) Previously filed with Amendment No. 2 to Form S-1, filed with the SEC on March 13, 1995.
(d) Previously filed with Amendment No. 3 to Form S-1, filed with the SEC on April 5, 1995.
(e) Previously filed with Form 8-K, filed with the SEC on November 29, 1995.
(f) Previously filed with Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996.
(g) Previously filed with Form 10-Q, filed with the SEC on September 30, 1996.
(h) Previously filed with Form 8-K, filed with the SEC on November 25, 1996.
(i) Previously filed with Form 10-K, filed with the Sec on March 28, 1997.
(j) Previously filed with Form 8-A, filed with the Sec on February 2, 1998, as Exhibit "B."
 * Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc., or its subsidiaries are eligible to participate.