Form 10-Q
period 1998-03-31
PMI GROUP INC
filed 1998-05-14
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to..............................


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

Yes    X    No
      ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK         PAR VALUE             DATE            NUMBER OF SHARES
--------------         ---------             ----            ----------------
 Common Stock            $0.01              4/30/98             32,111,169

                              THE PMI GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1998


PART I - FINANCIAL  INFORMATION                                                  PAGE
                                                                                 ----

 Item 1.  Interim Consolidated Financial Statements and Notes.

           Consolidated Statements of Operations for the Three Months
                Ended March 31, 1998 and 1997.                                    3

           Consolidated Balance Sheets as of March 31, 1998 and December 31,
                1997.                                                             4

           Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 1998 and 1997.                                          5

           Notes to Consolidated Financial Statements.                           6-7


 Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.                                           8-17

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk              17

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.                                       18


SIGNATURES                                                                        19

INDEX TO EXHIBITS                                                                 20

                         PART I. FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                       -------------------------------
(In thousands except for per share amounts)                                                  1998             1997
                                                                                       -------------------------------
REVENUES
  Premiums earned                                                                            $116,846       $108,091
  Investment income, less investment expense                                                   21,577         19,995
  Realized capital gains, net                                                                   7,965         18,268
  Other income                                                                                  4,246          1,192
                                                                                             --------       --------
       TOTAL REVENUES                                                                         150,634        147,546
                                                                                             --------       --------

LOSSES AND EXPENSES
  Losses and loss adjustment expenses                                                          38,087         39,515
  Underwriting and other expenses                                                              44,177         34,415
  Interest expense                                                                              1,706          1,688
  Distributions on redeemable preferred capital securities                                      2,079          1,385
                                                                                             --------       --------
       TOTAL LOSSES AND EXPENSES                                                               86,049         77,003
                                                                                             --------       --------

INCOME BEFORE INCOME TAXES                                                                     64,585         70,543

INCOME TAX EXPENSE                                                                             18,817         21,371
                                                                                             --------       --------

NET INCOME                                                                                   $ 45,768       $ 49,172
                                                                                             ========       ========

BASIC NET INCOME PER  SHARE                                                                     $1.41          $1.44
                                                                                             ========       ========

DILUTED NET INCOME PER  SHARE                                                                   $1.40          $1.43
                                                                                             ========       ========

                                   See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,              DECEMBER 31,
(Dollars in thousands)                                                         1998                    1997
                                                                        ------------------      ------------------
ASSETS
Investments:
  Available for sale, at market:
        Fixed income securities
           (amortized cost $1,257,199 and  $1,234,178)                         $1,331,619              $1,308,768
        Equity securities:
           Common stock (cost $43,433 and $38,221)                                 81,423                  73,596
           Preferred stock (cost $22,224 and $12,049)                              22,599                  12,360
   Common stock of affiliates, at underlying book value                            41,352                  16,987
   Short-term investments (at cost, which approximates market)                     78,714                  78,890
                                                                               ----------              ----------
                        TOTAL INVESTMENTS                                       1,555,707               1,490,601

Cash                                                                                8,842                  11,101
Accrued investment income                                                          20,959                  20,794
Reinsurance recoverable and prepaid premiums                                       33,600                  31,676
Premiums receivable                                                                21,106                  19,756
Receivable from affiliates                                                          7,853                   8,605
Receivable from Allstate                                                           16,822                  16,822
Deferred policy acquisition costs                                                  40,690                  37,864
Property and equipment, net                                                        32,395                  31,393
Other assets                                                                       16,622                  17,991
                                                                               ----------              ----------

                        TOTAL ASSETS                                           $1,754,596              $1,686,603
                                                                               ==========              ==========
LIABILITIES
Reserve for losses and loss adjustment expenses                                $  207,897              $  202,387
Unearned premiums                                                                  82,692                  94,150
Long-term debt                                                                     99,426                  99,409
Reinsurance balances payable                                                       12,749                  11,828
Deferred income taxes                                                              77,972                  76,395
Other liabilities and accrued expenses                                             72,382                  42,248
                                                                               ----------              ----------

                        TOTAL LIABILITIES                                         553,118                 526,417
                                                                               ----------              ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURE OF THE COMPANY                                     99,015                  99,006

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized                          -                       -
Common stock -- $.01 par value; 125,000,000 shares
      authorized; 35,171,738 and 35,145,247 issued                                    352                     351
Additional paid-in capital                                                        263,392                 262,448
Accumulated other comprehensive income                                             72,312                  71,936
Retained earnings                                                                 920,734                 876,588
Treasury stock (2,745,700 and 2,684,000 shares at cost)                          (154,327)               (150,143)
                                                                               ----------              ----------

                        TOTAL SHAREHOLDERS' EQUITY                              1,102,463               1,061,180
                                                                               ----------              ----------

                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,754,596              $1,686,603
                                                                               ==========              ==========

                                   See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                          ------------------------------------
(In thousands)                                                                  1998               1997
                                                                          ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 45,768           $  49,172
Adjustments to reconcile net income to net cash
      provided by operating activities:
        Realized capital gains, net                                                (7,965)            (18,268)
        Equity in earnings of affiliate                                              (511)               (352)
        Depreciation and amortization                                               1,583                 961
        Changes in:
          Reserve for losses and loss adjustment expenses                           5,510               1,422
          Unearned premiums                                                       (11,458)            (12,657)
          Deferred policy acquisition costs                                        (2,826)             (1,124)
          Accrued investment income                                                  (165)             (1,793)
          Reinsurance balances payable                                                921              (4,282)
          Reinsurance recoverable and prepaid premiums                             (1,924)             61,348
          Premiums receivable                                                      (1,350)            (16,644)
          Income taxes                                                              1,375                 227
          Receivable from affiliates                                                  752              (2,821)
          Other                                                                    31,489              17,459
                                                                                 --------           ---------

              Net cash provided by operating activities                            61,199              72,648
                                                                                 --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities                                           15,774              64,769
Investment collections of fixed income securities                                  13,636               6,520
Proceeds from sales of fixed income securities                                     21,269             162,892
Investment purchases:
   Fixed income securities                                                        (57,988)           (304,168)
   Equity securities                                                              (25,088)            (10,559)
Net (increase) decrease in short-term investments                                     175             (56,982)
Investment in affiliates                                                          (23,868)                 --
Purchases of property and equipment                                                (2,504)             (2,416)
                                                                                 --------           ---------

              Net cash used in investing activities                               (58,594)           (139,944)
                                                                                 --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable capital securities                                              --              99,000
Proceeds from exercise of stock options                                               943                 168
Dividends paid to shareholders                                                     (1,623)             (1,725)
Purchases of The PMI Group, Inc. common stock                                      (4,184)            (30,222)
                                                                                 --------           ---------

       Net cash provided by (used in) financing activities                         (4,864)             67,221
                                                                                 --------           ---------

NET DECREASE IN CASH                                                               (2,259)                (75)

CASH AT BEGINNING OF PERIOD                                                        11,101               6,592
                                                                                 --------           ---------

CASH AT END OF PERIOD                                                            $  8,842           $   6,517
                                                                                 ========           =========

                                   See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), Residential Guaranty Co., American Pioneer Title Insurance Company ("APTIC"), PMI Mortgage Guaranty Co., PMI Reinsurance Co. and PMI Capital I, and PMI's wholly-owned subsidiaries, PMI Mortgage Services Co. ("MSC") and PMI Securities Co., collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1998, and its consolidated statements of operations and cash flows for the periods ended March 31, 1998 and 1997, have been included. Interim results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1997 Annual Report to Shareholders.

NOTE 2 - INVESTMENTS

In February 1998, TPG purchased 200,000 shares of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), representing 22.3% of RAM Re's outstanding shares. RAM Re is accounted for on the equity method in the Company's consolidated financial statements. Ram Re is a financial guaranty reinsurance holding company domiciled in Bermuda.

In addition, PMI owns 45% of CMG Mortgage Insurance Company ("CMG"). CMG is accounted for on the equity method in the Company's consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 32,431,065 for the three months ended March 31, 1998 and 34,231,775 for the three months ended March 31, 1997. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 32,607,864 for the three months ended March 31, 1998 and 34,341,954 for the three months ended March 31, 1997. Net income available to common shareholders does not change for computing diluted EPS.

NOTE 4 - COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from non-owner sources.

The reconciliation of net income to comprehensive income for the three months ended March 31, 1998 and March 31, 1997 is as follows:


                                                                                                        Three Months
                                                                                                        Ended March 31
(In thousands)                                                                                   1998                   1997
                                                                                        -------------------    --------------------
COMPREHENSIVE INCOME
  Net Income                                                                                 $45,768                    $ 49,172
                                                                                        -------------------    --------------------
  Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period                                5,554                     (12,393)
        Less: reclassification adjustment for gains
             included in net income                                                           (5,178)                    (11,874)
                                                                                        -------------------    --------------------
  Other comprehensive income (loss), net of tax                                                  376                     (24,267)
                                                                                        -------------------    --------------------
COMPREHENSIVE INCOME                                                                         $46,144                    $ 24,905
                                                                                        ===================    ====================



NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of SFAS No. 131 will not impact the Company's financial condition, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The statement is effective for the fiscal years beginning after December 15, 1997, and is not required for interim financial statements in the initial year of application.

NOTE 6 - SUBSEQUENT EVENTS

On April 15 1998, The Allstate Corporation ("Allstate Corp.") delivered 8,602,650 shares of TPG's common stock to redeem the 6.76% exchangeable notes due April 15, 1998 which Allstate Corp. issued to the public concurrently with TPG's initial public offering in April 1995. Upon completion of the exchange, Allstate Corp.'s direct and indirect equity ownership of TPG was reduced to 1,897,350 shares, or approximately 6% of the Company's outstanding common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Consolidated net income in the three months ended March 31, 1998 was $45.8 million, a 6.9% decrease over net income of $49.2 million in the corresponding period of 1997. The decrease was attributable primarily to a decrease in realized capital gains of $10.3 million, and secondarily to an increase in underwriting and other expenses of $9.8 million, partially offset by increases primarily in premiums earned of $8.8 million and secondarily in other income of $3.0 million. Diluted earnings per share were $1.40 in the three months ended March 31, 1998 compared with $1.43 in the corresponding period of 1997, a 2.1% decrease. Excluding capital gains, diluted earnings per share were $1.24 in the first quarter of 1998 compared with $1.09 in the first quarter of 1997, a 13.8% increase. Revenues in the first quarter of 1998 were $150.6 million, a 2.1% increase over revenues of $147.5 million in the first quarter of 1997.

MORTGAGE INSURANCE OPERATIONS

PMI's new insurance written ("NIW") totaled $4.8 billion in the first quarter of 1998 compared with $3.1 billion in the first quarter of 1997, a 54.8% increase. The increase in NIW resulted primarily from the number of new mortgage insurance policies issued increasing by 51.9%, to 36,600 policies in the first quarter of 1998 from 24,100 policies in the first quarter of 1997, and secondarily from an increase in the average loan size to $131,500 from $127,200.

The primary factor contributing to the increase in new policies issued was the growth in the total number of loan originations in the private mortgage insurance industry in the first quarter of 1998 compared with the corresponding period of 1997. The private mortgage insurance industry experienced an increase in total new insurance written of 39.4% to $35.0 billion in the first quarter of 1998 from $25.1 billion in the corresponding period of 1997, which was caused primarily by an increase in refinancing activity brought on by lower interest rates coupled with a strong home purchase activity. Refinancing as a percentage of PMI's NIW increased to 34.7% in the three months ended March 31, 1998 from 16.7% in the corresponding period of 1997.

The secondary factor contributing to the increase in PMI's new policies issued was the growth in PMI's market share in the first quarter of 1998. PMI's market share of NIW increased to 13.7% in the first quarter of 1998 compared with 12.2% in the corresponding period of 1997, 12.4% in the fourth quarter of 1997 and 12.7% for the year ended December 31, 1997. On a combined basis with CMG, market share was 15.0% in the first quarter of 1998 compared with 13.0% in the corresponding period of 1997, 13.7% in the fourth quarter of 1997 and 13.8% for the year ended December 31, 1997. The increase in market share was primarily due to the expansion of PMI's contract underwriting resources, the expansion of other value-added products offered to mortgage lenders during 1997 and the first quarter of 1998, and the introduction of a government sponsored enterprises ("GSE") pool insurance product to selected lenders commencing in the fourth quarter of 1997. New pool risk written was $14 million in the first quarter of 1998, while insurance in force under risk-share programs represented 2.7% of total insurance in force at March 31, 1998. Management expects new pool risk written and the percent of risk share programs to increase in 1998. See Cautionary Statement.

PMI's cancellations of insurance in force were $5.2 billion in the first quarter of 1998 compared with $2.7 billion in the first quarter of 1997. This increase was primarily due to the increase in refinancing activity as discussed above. As a result of the higher cancellation activity, insurance in force declined to $77.4 billion at March 31, 1998 compared with $77.8 billion at December 31, 1997 and $77.7 billion at March 31, 1997. The decrease in insurance in force caused PMI's persistency rate (percentage of insurance remaining in force from one year prior) to decrease to 77.6% as of March 31, 1998 compared with 80.8% as of December 31, 1997. However, risk in force remained flat at $18.1 billion as of March 31, 1998 and December 31, 1997 and grew by $0.5 billion compared with $17.6 billion as of March 31, 1997. In addition, PMI experienced increased termination activity in April 1998 over the March level resulting in a decrease in insurance in force at April 30, 1998. Risk in force remained constant at April 30, 1998, compared to March 31, 1998.

Mortgage insurance net premiums written were $89.1 million in the first quarter of 1998 compared with $83.4 million in the corresponding period of 1997, an increase of 6.8%. The increase was attributable to higher average premium rates and higher average loan sizes, the growth of risk in force from one year prior, and the growth in NIW, partially offset by the policy cancellations discussed above. The decrease in insurance in force will have an adverse impact on PMI's future renewal premiums.

PMI is currently experiencing a shift in the composition of policies in force to deeper-coverage loans with higher premium rates along with higher average loan sizes. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 30.0% of risk in force as of March 31, 1998 from 23.5% as of March 31, 1997. Similarly, mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 24.9% of risk in force as of March 31, 1998 compared with 20.6% as of March 31, 1997.

Mortgage insurance premiums earned were $100.1 million in the first quarter of 1998 compared with $95.7 million in the first quarter of 1997, an increase of 4.6%. This increase is due primarily to higher premium rates and higher average loan sizes, secondarily to the growth of risk in force from one year prior and also to the increase in NIW, partially offset by the insurance cancellations as discussed above.

Mortgage insurance losses and loss adjustment expenses decreased slightly to $37.8 million in the first quarter of 1998 from $39.2 million in the corresponding period of 1997 due primarily to the strengthening of the California housing markets and the corresponding decrease in claims. Primary direct claims paid by PMI decreased to $32.9 million in the first quarter of 1998 from $37.2 million in the first quarter of 1997, a decrease of 11.6%. This decrease is attributable to a decrease in the average claim size in the first quarter of 1998 compared to the corresponding period of 1997 and a decrease in the number of claims filed. The improved claim results are due primarily to a smaller percentage of claims originating from the California book of business, and also to increased loss mitigation.

PMI's default rate decreased to 2.36% at March 31, 1998 from 2.38% at December 31, 1997 due primarily to the continuing improvements in the California real estate market. Management believes that PMI's total default rate could increase in 1998 due to the continued maturation of its 1994 and 1995 books of business. See Cautionary Statement.

The default rates on PMI's California policies decreased to 3.58% at March 31, 1998, from 3.73% at December 31, 1997 primarily due to a decrease in the number of loans in default to 3,742 at March 31, 1998 from 3,987 at December 31, 1997. However, PMI has been experiencing increases on the default rates on its New Jersey, New York, and Florida books of business. Policies written in California accounted for approximately 55% and 71% of the total dollar amount of claims paid in the first quarter of 1998 and 1997, respectively. Although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. See Cautionary Statement.

Mortgage insurance underwriting and other expenses increased 19.5% to $23.9 million in the first quarter of 1998 from $20.0 million in the corresponding period of 1997. This increase was primarily attributable to the growth in NIW which caused increases in sales and contract underwriting expenses. New policies processed by contract underwriters represented 29.9% of PMI's NIW in the first quarter of 1998 compared with 16.7% in the first quarter of 1997. Contract underwriting is generally more expensive for the Company on a per-application basis than underwriting a loan in-house, and has become the preferred method among many mortgage lenders for processing loan applications. PMI has established a new Certificate Priority Center in Dallas, Texas to centralize the processing of underwriting documentation. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that demand for contract underwriting will increase. In addition, management anticipates that the rate of growth of sales and contract underwriting expenses will exceed the growth rate of premiums, if any, for the remainder of the year. See Cautionary Statement.

The mortgage insurance loss ratio decreased to 37.8% in the first quarter of 1998 from 41.0% in the corresponding period of 1997. This decrease was due to the growth in premiums earned and the decrease in losses and loss adjustment expenses discussed above. The expense ratio increased to 26.9% in the first quarter of 1998 from 24.0% in the first quarter of 1997 due primarily to the increase in sales and contract underwriting expenses, resulting in a combined ratio of 64.7% in the first quarter of 1998, 0.3 percentage points lower than the first quarter of 1997 ratio of 65.0%.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased to $16.7 million in the three months ended March 31, 1998 compared with $12.4 million in the corresponding period of 1997. This improvement was due to the increase in residential mortgage originations, including both new home sales and refinancings, in the states where APTIC operates. Underwriting and other expenses increased to $14.9 million in the first quarter of 1998 compared with $11.4 million in the first quarter of 1997. This increase was attributable to the increase in fees and commissions payable to third parties based on premiums earned. The title insurance combined ratio decreased to 90.3% in the first quarter of 1998 from 94.4% in the first quarter of 1997 due to the increase in premiums earned.

OTHER

The Company's net investment income in the first quarter of 1998 was $21.6 million compared with $20.0 million in the first quarter of 1997, an increase of 8.0%. The increase was primarily attributable to the growth in the average amount of invested assets, which resulted from positive cash flows generated by operating activities, and secondarily to a slight increase in the average investment yield (pretax) to 6.1% in the first quarter of 1998 from 6.0% in the first quarter of 1997. Realized capital gains (net of losses) reported a decrease of 56.3% to $8.0 million in the first quarter of 1998 from $18.3 million in the first quarter of 1997.

Other income, primarily revenues generated by MSC, increased to $4.2 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997. Other expenses, primarily expenses incurred by MSC, increased to $5.4 million in the first quarter of 1998 from $3.0 million in the first quarter of 1997. These increases are primarily due to contract underwriting activities provided to the Company's mortgage insurance customers. See discussions above and Cautionary Statement.

The Company's effective tax rate decreased to 29.1% in the first quarter of 1998 compared to 30.3% in the first quarter of 1997 due to an increase in the percentage of tax-exempt income included in income before taxes during the first quarter of 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below. There are no material liquidity requirements for the remaining subsidiaries of the Company.

TPG's principal sources of funds are dividends from PMI and APTIC, cash and investment income thereon and funds that may be raised from time to time in the capital markets. During the first quarter of 1998, APTIC declared and paid a cash dividend of $3.2 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 1998 without prior permission from the Florida Department of Insurance. On March 24, 1998, the Arizona Department of Insurance authorized PMI to declare and pay an extraordinary dividend of $50 million to TPG, which was paid in cash on April 3, 1998. In addition, the Arizona Department of Insurance also authorized an extraordinary dividend of $50 million payable after the Department has reviewed the operating results of PMI for the six months ended June 30, 1998. It is not expected that PMI will declare and pay any dividends in 1998 in addition to those already authorized by
the Arizona Department of Insurance.   TPG has two bank credit lines available
totaling $50.0 million. At March 31, 1998, there were no outstanding borrowings under the credit lines.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest. In November 1997, an additional $150 million stock buy-back program was authorized by the TPG Board of Directors. During the first quarter, TPG purchased $4.2 million of the Company's common stock.

As of March 31, 1998, TPG had available funds of approximately $128 million. This amount decreased from the December 31, 1997 balance of $134 million due primarily to the investment in RAM Re and the common stock repurchases in the first quarter of 1998. On April 3, 1998, PMI declared and paid ordinary and extraordinary dividends to TPG totaling $50.0 million, which significantly increased TPG's available funds.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, underwriting and other operating expenses, and dividends to TPG. PMI generates substantial positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $52.8 million and $73.0 million in the first quarter of 1998 and 1997, respectively. The first quarter of 1997 included the collection of $53.6 million as a result of a termination and commutation of a reinsurance treaty.

PMI has commenced a project to prepare the Company's operating and insurance systems for the year 2000 (see Factors That May Affect Future Results and Market Price of Stock - Year 2000 Issues). Management expects to complete this project in the first quarter of 1999 at a total cost of $3 million, which will be funded through operating cash flows. These costs are being expensed as they are incurred.

Consolidated shareholders' equity increased from $1,061.2 million at December 31, 1997, to $1,102.5 million at March 31, 1998. The change in shareholders' equity consisted of increases of $45.8 million from net income, $0.9 million from stock option activity, and an increase of $0.4 million in net unrealized gains on investments available for sale (net of tax), offset by common stock repurchases of $4.2 million, and dividends declared of $1.6 million.

PMI's risk-to-capital ratio at March 31, 1998 was 14.1:1, compared to 14.6:1 at December 31, 1997. If the April dividend declaration occurred on or prior to March 31, 1998, PMI's risk to capital ratio would have been 14.7:1 on March 31, 1998.

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management expects new pool risk written and the percent of risk share programs to increase in 1998; (ii) management believes that PMI's total default rate could increase in 1998 due to the continued maturation of its 1994 and 1995 books of business; (iii) although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; (iv) Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that demand for contract underwriting will increase. In addition, management anticipates that the rate of growth of sales and contract underwriting expenses will exceed the growth rate of premiums, if any, for the remainder of the year; and (v) management presently believes that the current statutes will not have a material impact on the Company's financial condition or results of operations. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth below and in the Company's periodic filings with the Securities and Exchange Commission.

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

Other factors that may influence the amount of NIW by PMI include: mortgage insurance industry volumes of new business; the impact of competitive underwriting criteria and product offerings and services, including mortgage pool insurance and contract underwriting services; the ability to recruit and maintain a sufficient number of qualified underwriters; the effect of risk-sharing structured transactions; changes in the performance of the financial markets; general economic conditions that affect the demand for or acceptance of the Company's products; changes in government housing policy; changes in government regulations or interpretations regarding the Real Estate Settlement Procedures Act ("RESPA"); changes in the statutory charters, regulations, powers and coverage requirements of government sponsored enterprises ("GSEs"), banks and savings institutions; and customer consolidation.

MARKET SHARE AND COMPETITION

The Company's financial condition and results of operations could be materially and adversely affected by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions that choose to remain uninsured, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance. The impact of competitive underwriting criteria and product offerings, including mortgage pool insurance and contract underwriting, has a direct impact on the Company's market share. Further, several of the Company's competitors have greater direct or indirect capital reserves that provide them with potentially greater flexibility than the Company in addressing competitive issues.

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

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. Any significant decrease in PMI's insurance in force could materially and adversely affect the Company's financial condition and results of operations.

Insurance in force as of March 31, 1998 was $77.4 billion compared with $77.8 billion as of December 31, 1997. The decrease in insurance in force is primarily due to higher policy cancellations caused by the refinancing activity in the first quarter of 1998. The decline in insurance in force will have an adverse impact on PMI's future renewal premiums.

FANNIE MAE, FREDDIE MAC AND FHA; STATE AND FEDERAL MORTGAGE CANCELLATION LEGISLATION

PMI and other private mortgage insurers are affected by Fannie Mae and Freddie Mac. These GSEs are permitted by statute to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have the discretion to reduce the amount of private mortgage insurance they require on loans. Any reduction in the amount of private mortgage insurance coverage could materially and adversely affect the Company's financial condition and results of operations.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Under Fannie Mae and Freddie Mac regulations, PMI needs to maintain at least an "AA-" or equivalent claims-paying ability rating in order to provide mortgage insurance on loans purchased by the GSEs. Failure to maintain such a rating would effectively cause PMI to be ineligible to provide mortgage insurance. A loss of PMI's existing eligibility status, either due to a failure to maintain a minimum claims-paying ability rating from the various rating agencies or non-compliance with other eligibility requirements, would have a material, adverse effect on the Company's financial condition and results of operations.

In the mortgage guaranty insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including premiums received and investment income, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements are significantly influenced by the level and severity of claims. PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders and are not applicable to the Company's common stock or outstanding debt. However, any decrease in PMI's claims-paying ratings could have a material, adverse effect on the Company's financial condition and results of operations.

Although PMI cannot generally cancel its mortgage insurance policies once issued, PMI must cancel mortgage insurance for a mortgage loan upon the request of the insured. Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, federal legislation and legislation in approximately a dozen states has been introduced that also addresses this issue. Proposals concerning borrower notification of their cancellation rights, cancellation criteria, or the point at which mortgage insurance premiums may no longer be charged to borrowers are still being formulated and their enactment remains uncertain. Statutes giving borrowers cancellation rights and/or preventing premiums from being charged to borrowers presently exist in five states, including California. Management presently believes that the existing statutes will not have a material impact on the Company's financial condition or results of operations. Management believes it is too early to ascertain the impact of the enactment of any additional mortgage cancellation proposals.

CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS

The Company provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs, including the cost of repurchasing loans from the GSEs and other investors which are not underwritten to relevant guidelines. As a part of its contract underwriting services, PMI provides remedies which may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scope of these remedies exceed those contained in PMI's master primary insurance policies. Contract underwriting currently generates a significant percentage of PMI's NIW. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations.

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

YEAR 2000 ISSUES

The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, servicing the insurance portfolio, risk analysis, underwriting, and loss reserves. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for 1997), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Issue"). The Company believes that many of its suppliers and customers may have Year 2000 Issues that could adversely affect the Company; however, it is uncertain what impact, if any, such Year 2000 Issues would have on the Company. The Company has commenced a plan intended to mitigate and/or prevent the adverse effects of internal Year 2000 Issues and estimates the cost of this work at approximately $3 million. The Company presently believes that it will be able to resolve its internal Year 2000 Issues in a timely manner and that the cost of addressing such matters will not have a material effect on the Company's current financial condition, liquidity or results of operations. Management believes its failure or its customers or suppliers failure to resolve the Year 2000 Issues in a timely manner could materially and adversely affect the Company's financial condition and results of operations.

NEW YORK DEPARTMENT OF INSURANCE

The Company offers a number of risk-share and structured products and programs that are designed to encourage quality originations and loss mitigation by its customers. To date, these products and programs do not represent a significant portion of the Company's revenues or a significant percent of PMI's NIW. In March 1997, the New York Department of Insurance stated in a letter addressed to all private mortgage insurers that certain risk-share and structured products and programs would be considered to be illegal under New York law. Representatives of the mortgage insurance industry have been in discussions with the New York Department of Insurance regarding its March 1997 letter.
Management is unable to predict at this time the results of these discussions.

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

CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At March 31, 1998, 46.2% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At March 31, 1998, 2.0% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. During the fourth quarter of 1997, PMI began offering a pool insurance product to state housing finance authorities and certain lenders. This product is similar in structure to the pool insurance product previously offered by PMI during 1990 through 1993, but has different risk characteristics, including limits on total exposure, diversification and loan to value ratios. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $14 million in the first quarter of 1998. Management expects new pool risk written to increase significantly throughout the year and into 1999. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations.

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

REGIONAL CONCENTRATION

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 20.1%, 7.1%, and 6.6% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.58%, 2.95% and 2.16% compared with 2.36% nationwide as of March 31, 1998.


CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE

In December 1993, PMI entered into a Reinsurance Treaty with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. The parties are in the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P"). Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties' ability to timely consummate the assumption transaction. Pursuant to this agreement, PMI ceded $2.4 million of pool premiums to Forestview and Forestview reimbursed PMI for pool claims on the covered policies in the amount of $7.9 million in the first quarter of 1998. It is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1998 and beyond. As of March 31, 1997, the Company has a $72.9 million reinsurance recoverable from Forestview. The failure of Forestview to meet its contractual commitments would materially and adversely affect the Company's financial condition and results of operations.

On October 28, 1994, TPG entered into a Runoff Support Agreement (the "Runoff Support Agreement") with Allstate Insurance Company ("Allstate") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. During 1997, no payment obligation arose under the Runoff Support Agreement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable.

                    THE PMI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 MARCH 31, 1998




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits on page 21 are filed as part of this Form 10-Q

                  (b) Reports on  Form 8-K:  On January 15, 1998, TPG filed a report on Form 8-K to announce that
                                             its Board of Directors authorized
                                             the adoption of a Shareholder
                                             Rights Plan.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 1998.



                                         THE PMI GROUP, INC.



                                         /s/  John M. Lorenzen, Jr.
                                         --------------------------
                                         John M. Lorenzen, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer



                                         /s/  William A. Seymore
                                         -----------------------
                                         William A. Seymore
                                         Vice President and Chief
                                         Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)

             Exhibit
             Number                                     DESCRIPTION OF EXHIBIT
---------------------------------  -----------------------------------------------------------------



              11.1                 Computation of Net Income Per Share

              27.1                 Financial Data Schedule