Form 10-Q
period 1998-06-30
PMI GROUP INC
filed 1998-08-13
CIK 935724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        June 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
from................................to.........................


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

Yes    X    No
      ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK     PAR VALUE      DATE       NUMBER OF SHARES
--------------     ---------      ----       ----------------
Common Stock        $0.01        7/31/98       31,290,045

                              THE PMI GROUP, INC.
                     Index to Quarterly Report on Form 10-Q
                                 JUNE 30, 1998



PART I - FINANCIAL  INFORMATION                                         PAGE
                                                                        ----

 Item 1.  Interim Consolidated Financial Statements and Notes.

            Consolidated Statements of Operations for the
             Three Months and Six Months Ended June 30,
             1998 and 1997............................................     3

            Consolidated Balance Sheets as of June 30,
             1998 and December 31, 1997................................    4

            Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1998 and 1997.......................    5

            Notes to Consolidated Financial Statements.................  6-7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  8-21

 Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk................................................    21

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings...........................................    22

 Item 4.  Submission of Matters to a Vote of Security Holders.........    22

 Item 5.  Other Information...........................................    22

 Item 6.  Exhibits and Reports on Form 8-K............................    23

SIGNATURES............................................................    24

INDEX TO EXHIBITS.....................................................    25

                         PART I - FINANCIAL INFORMATION

                      ITEM 1. INTERIM FINANCIAL STATEMENTS

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS                     SIX MONTHS
                                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                                              ---------------------          ---------------------
(In thousands except for per share amounts)                    1998           1997            1998           1997
                                                              ------         ------          ------         ------
REVENUES
  Premiums earned                                              $118,327      $109,906       $235,173       $217,997
  Investment income, less investment expense                     21,139        20,752         42,716         40,747
  Realized capital gains, net                                     2,226           546         10,191         18,814
  Other income                                                    5,777         1,705         10,023          2,897
                                                               --------      --------       --------       --------
       TOTAL REVENUES                                           147,469       132,909        298,103        280,455
                                                               --------      --------       --------       --------

LOSSES AND EXPENSES

  Losses and loss adjustment expenses                            30,588        34,235         68,675         73,750
  Underwriting and other expenses                                48,319        35,959         92,496         70,374
  Interest expense                                                1,797         1,687          3,503          3,375
  Distributions on redeemable preferred capital
   securities                                                     2,078         2,079          4,157          3,464
       TOTAL LOSSES AND EXPENSES                               --------      --------       --------       --------
                                                                 82,782        73,960        168,831        150,963
                                                               --------      --------       --------       --------

INCOME BEFORE INCOME TAXES                                       64,687        58,949        129,272        129,492

INCOME TAX EXPENSE                                               17,900        16,670         36,717         38,041
                                                               --------      --------       --------       --------

NET INCOME                                                     $ 46,787      $ 42,279       $ 92,555       $ 91,451
                                                               ========      ========       ========       ========

BASIC NET INCOME PER  SHARE                                    $   1.47      $   1.26       $   2.88       $   2.70
                                                               ========      ========       ========       ========

DILUTED NET INCOME PER  SHARE                                  $   1.46      $   1.25       $   2.86       $   2.69
                                                               ========      ========       ========       ========




          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,             DECEMBER 31,
(Dollars in thousands)                                                        1998                   1997
                                                                        -----------------      -----------------
ASSETS
Investments
 Available for sale, at market
   Fixed income securities
     (amortized cost $1,239,164 and  $1,234,178)                              $1,316,078             $1,308,768
   Equity securities
     Common stock (cost $49,722 and $38,221)                                      86,273                 73,596
     Preferred stock (cost $22,235 and $12,049)                                   22,320                 12,360
 Common stock of affiliates, at underlying book value                             43,080                 16,987
 Short-term investments (at cost, which approximates market)                      29,056                 78,890
                                                                              ----------             ----------
           TOTAL INVESTMENTS                                                   1,496,807              1,490,601

Cash                                                                               8,862                 11,101
Accrued investment income                                                         19,900                 20,794
Reinsurance recoverable and prepaid premiums                                      35,021                 31,676
Premiums receivable                                                               21,105                 19,756
Receivable from affiliates                                                         5,966                  8,605
Receivable from Allstate                                                          21,600                 16,822
Deferred policy acquisition costs                                                 47,966                 37,864
Property and equipment, net                                                       34,161                 31,393
Other assets                                                                      14,443                 17,991
                                                                              ----------             ----------
           TOTAL ASSETS                                                       $1,705,831             $1,686,603
                                                                              ==========             ==========

LIABILITIES
Reserve for losses and loss adjustment expenses                               $  201,726             $  202,387
Unearned premiums                                                                 81,071                 94,150
Long-term debt                                                                    99,442                 99,409
Reinsurance balances payable                                                      13,432                 11,828
Deferred income taxes                                                             80,427                 76,395
Other liabilities and accrued expenses                                            58,485                 42,248
                                                                              ----------             ----------
           TOTAL LIABILITIES                                                     534,583                526,417
                                                                              ----------             ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
 SUBORDINATED DEFERRABLE INTEREST DEBENTURE OF THE COMPANY                        99,023                 99,006

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized                         -                      -
Common stock -- $.01 par value; 125,000,000 shares
 authorized; 35,194,275 and 35,145,247 issued                                        352                    351
Additional paid-in capital                                                       264,324                262,448
Unrealized net gains on investments                                               74,078                 71,936
Retained earnings                                                                965,941                876,588
Treasury stock (3,751,600 and 2,684,000 shares at cost)                         (232,470)              (150,143)
                                                                              ----------             ----------
           TOTAL SHAREHOLDERS' EQUITY                                          1,072,225              1,061,180
                                                                              ----------             ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,705,831             $1,686,603
                                                                              ==========             ==========

          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                          ------------------------------------
(In thousands)                                                                  1998               1997
                                                                          ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 92,555           $  91,451
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Realized capital gains, net                                                 (10,191)            (18,814)
      Equity in earnings of affiliates                                             (1,119)               (659)
      Depreciation and amortization                                                 3,093               2,052
      Changes in:
          Reserve for losses and loss adjustment expenses                            (661)             (1,485)
          Unearned premiums                                                       (13,079)            (17,261)
          Deferred policy acquisition costs                                       (10,102)             (2,156)
          Accrued investment income                                                   894              (1,169)
          Reinsurance balances payable                                              1,604              (3,219)
          Reinsurance recoverable and prepaid premiums                             (3,345)             59,940
          Premiums receivable                                                      (1,349)             (1,842)
          Income taxes                                                              2,879               1,653
          Receivable from affiliates                                                2,639                 196
          Receivable from Allstate                                                 (4,778)                 --
          Other                                                                    19,803              (7,314)
                                                                                 --------           ---------
            Net cash provided by operating activities                              78,843             101,373
                                                                                 --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities                                           25,688              74,665
Investment collections of fixed income securities                                  17,672               7,500
Proceeds from sales of fixed income securities                                     58,538             232,113
Investment purchases
   Fixed income securities                                                        (81,096)           (376,785)
   Equity securities                                                              (37,333)            (22,136)
Net (increase) decrease in short-term investments                                  49,834             (47,828)
Investment in affiliates                                                          (24,953)             (2,700)
Purchase of property and equipment                                                 (5,736)             (5,576)
                                                                                 --------           ---------
            Net cash provided by (used in) investing activities                     2,614            (140,747)
                                                                                 --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable preferred capital securities                                    --              99,000
Proceeds from exercise of stock options                                             1,875               2,078
Dividends paid to shareholders                                                     (3,244)             (3,398)
Purchase of The PMI Group, Inc. common stock                                      (82,327)            (59,908)
                                                                                 --------           ---------
            Net cash provided by (used in) financing activities                   (83,696)             37,772
                                                                                 --------           ---------

NET DECREASE IN CASH                                                               (2,239)             (1,602)

CASH AT BEGINNING OF PERIOD                                                        11,101               6,592
                                                                                 --------           ---------

CASH AT END OF PERIOD                                                            $  8,862           $   4,990
                                                                                 ========           =========


          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998


NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), Residential Guaranty Co., American Pioneer Title Insurance Company ("APTIC"), PMI Mortgage Guaranty Co., Residential Reinsurance Co., PMI Capital I and TPG Financial Insurance, and PMI's wholly-owned subsidiaries, PMI Mortgage Services Co. ("MSC") and PMI Securities Co., collectively referred to as the "Company." All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI owns 45% of CMG Mortgage Insurance Company ("CMG") and TPG owns 22.3% of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"). These companies are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1998, and its consolidated statements of operations and cash flows for the periods ended June 30, 1998 and 1997, have been included. Interim results for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1997 Annual Report to Shareholders.

NOTE 2 - EARNINGS PER SHARE

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 31,918,220 for the three months ended June 30, 1998, 33,617,783 for the three months ended June 30, 1997, 32,173,226 for the six months ended June 30, 1998, and 33,919,981 for the six months ended June 30, 1997. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 32,119,224 for the three months ended June 30, 1998, 33,715,966 for the three months ended June 30, 1997, 32,361,101 for the six months ended June 30, 1998, and 34,026,349 for the six months ended June 30, 1997. Net income available to common shareholders does not change for computing diluted EPS.

NOTE 3 - COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from non-owner sources.

The reconciliation of net income to comprehensive income for the three months and six months ended June 30, 1998 and June 30, 1997 are as follows:

                                                                       Three Months                     Six Months
                                                                       ended June 30                   ended June 30
                                                                  ----------------------          ----------------------
                                                                   1998            1997             1998         1997
                                                                  ------         -------          --------     --------
                                                                                    (In thousands)
COMPREHENSIVE INCOME
  Net Income                                                      $46,787         $42,279         $ 92,555     $ 91,451
  Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains arising during period              3,213          22,147            8,766        9,754
        Less: reclassification adjustment for gains
             included in net income                                (1,447)           (355)          (6,624)     (12,229)
                                                                  -------         -------         --------     --------
  Other comprehensive income (loss), net of tax                     1,766          21,792            2,142       (2,475)
                                                                  -------         -------         --------     --------
COMPREHENSIVE INCOME                                              $48,553         $64,071         $ 94,697     $ 88,976
                                                                  =======         =======         ========     ========

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of SFAS No. 131 will not impact the Company's financial condition, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The statement is effective for 1998 and is not required for interim financial statements in the initial year of application.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Consolidated net income in the three months ended June 30, 1998 was $46.8 million, a 10.6% increase over net income of $42.3 million in the corresponding period of 1997. The increase was primarily due to increases in premiums earned, other income, and realized capital gains of $8.4 million, $4.1 million, and $1.7 million respectively, and secondarily to a decrease in losses and loss adjustment expenses of $3.6 million, partially offset by an increase in underwriting and other expenses of $12.4 million. Diluted earnings per share were $1.46 in the three months ended June 30, 1998, compared with $1.25 in the corresponding period of 1997, a 16.8% increase. Excluding capital gains, diluted earnings per share were $1.41 in the second quarter of 1998 compared with $1.24 in the second quarter of 1997, a 13.7% increase. Revenues in the second quarter of 1998 were $147.5 million, an 11.0% increase over revenues of $132.9 million in the second quarter of 1997.

MORTGAGE INSURANCE OPERATIONS

PMI's new insurance written ("NIW") totaled $6.9 billion in the second quarter of 1998, compared with $3.6 billion in the second quarter of 1997, a 91.7% increase. The increase in NIW resulted primarily from the number of new mortgage insurance policies issued increasing to 52,900 policies in the three months ended June 30, 1998 from 28,400 policies in the corresponding period of 1997, an 86.3% increase, and secondarily from an increase in the average loan size to $130,800 from $127,200.

The primary factor contributing to the increase in new policies issued was the growth in the volume of insured loans in the private mortgage insurance industry in the second quarter of 1998 compared with the corresponding period of 1997. The private mortgage insurance industry experienced an increase in total new insurance written of 61.7% to $46.4 billion in the second quarter of 1998 from $28.7 billion in the corresponding period of 1997. The increase was caused primarily by the continued high levels of refinancing activity brought on by lower interest rates, and secondarily to a strong home purchase market. Refinancing as a percentage of PMI's NIW increased to 31.5% in the three months ended June 30, 1998 from 10.5% in the corresponding period of 1997.

A secondary factor contributing to the increase in new policies issued was the growth in PMI's market share in the second quarter of 1998. PMI's market share of NIW increased to 14.9% in the three months ended June 30, 1998 from 12.6% in the corresponding period of 1997. On a combined basis with CMG, market share increased to 16.3% in the second quarter of 1998 compared with 13.7% in the corresponding period of 1997. The increase in market share was primarily due to the expansion of value-added products and services, primarily contract underwriting, offered to mortgage lenders and the offering of a government sponsored enterprises ("GSE") pool insurance product to selected lenders and entities sponsoring affordable housing initiatives during the fourth quarter of 1997 and the first half of 1998. New pool risk written was $38 million in the second quarter of 1998 compared with $14 million in the first quarter of 1998. Risk in force under risk-share programs with mortgage lenders represented less than one percent of total risk in force at June 30, 1998. Management expects new pool risk written and the percent of risk share programs to increase in the second half of 1998. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Changes in Composition of Insurance Risk Written; Pool Insurance.

PMI's cancellations of insurance in force were $6.7 billion in the second quarter of 1998 compared to $3.8 billion in the corresponding period of 1997. The increase in policy cancellations is primarily due to mortgage prepayments as a result of the continued high levels of refinancing activity experienced by PMI as discussed above. As a result of the higher cancellation activity, PMI's persistency rate decreased to 73.9% as of June 30, 1998 compared with 77.6% as of March 31, 1998, 80.8% as of December 31, 1997, and 83.9% as of June 30, 1997.

The drop in persistency resulted in a decrease in insurance in force to $77.6 billion at June 30, 1998 compared with $77.8 billion at December 31, 1997. However, insurance in force increased by $0.2 billion compared with $77.4 billion at March 31, 1998. On a combined basis with CMG, insurance in force grew to $80.9 billion at June 30, 1998 compared with $80.1 billion at March 31, 1998, and $80.2 billion at December 31, 1997.

As a result of the cancellations of older, lower coverage policies (with lower premium rates) being replaced by higher coverage loans (with higher premium rates), risk in force has been experiencing faster growth rates than insurance in force. Risk in force grew by $0.2 billion to $18.3 billion at June 30, 1998 compared with $18.1 billion at March 31, 1998 and December 31, 1997, and grew by $0.6 billion compared with $17.7 billion at June 30, 1997. On a combined basis with CMG, risk in force was $19.1 billion at June 30, 1998 compared with $18.8 billion at March 31, 1998, and $18.7 billion at December 31, 1997.

Mortgage insurance net premiums written were $99.4 million in the second quarter of 1998 compared with $92.1 million in the corresponding period of 1997, an increase of 7.9%. The increase is attributable to the growth of risk in force and higher average premium rates. The increase in premium rates is caused by two factors: higher coverage percentages, and the continuing shift of PMI's policies in force to the monthly product with a higher premium rate.

PMI's monthly product represented 64.7% of risk in force at June 30, 1998 compared with 52.3% at June 30, 1997. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 31.6% of risk in force as of June 30, 1998 from 25.2% as of June 30, 1997. Similarly, mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 26.4% of risk in force as of June 30, 1998 compared with 21.6% as of June 30, 1997.

Mortgage insurance premiums earned increased 4.6% to $100.7 million in the second quarter of 1998 from $96.3 million in the second quarter of 1997. The increase is attributable to the increase in premiums written, offset by increases in refunded and ceded premiums. Refunded premiums increased to $6.1 million in the second quarter of 1998 from $3.8 million in the second quarter of 1997, due primarily to the increase in policy cancellations as discussed above. Ceded premiums increased to $4.5 million in the second quarter of 1998 from $4.1 million in the second quarter of 1997 due to the continued expansion of reinsurance arrangements under risk-share programs with affiliates of customers.

Mortgage insurance losses and loss adjustment expenses decreased to $30.7 million in the second quarter of 1998 from $33.9 million in the second quarter of 1997, a decrease of 9.4%. This decrease was due primarily to the continuing improvement of the California housing markets and the corresponding decrease in the number of loans in default and claim payments. Loans in default decreased to 14,965 loans at June 30, 1998 from 15,368 loans at June 30, 1997. Direct primary claims paid by PMI decreased to $34.4 million in the second quarter of 1998 from $35.6 million in the second quarter of 1997 due to a decrease in the average claim size in the second quarter of 1998 compared to the corresponding period of 1997, partially offset by an increase in the number of claims filed. The improved claim results are due primarily to a smaller percentage of claims originating from the California book of business, and also to increased loss mitigation efforts by PMI.

PMI's default rate has decreased to 2.16% at June 30, 1998 from the June 30, 1997 rate of 2.20%. This decrease was due primarily to the continuing improvement in the California real estate market. Management believes that PMI's total default rate could increase in 1998 due to the continued maturation of its 1994 and 1995 books of business. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Regional Concentration.

Default rates on PMI's California policies continue to improve, decreasing to 3.20% (representing 3,252 loans in default) at June 30, 1998, from 3.65% (representing 4,041 loans in default) at June 30, 1997. Policies written in California accounted for approximately 49.1% and 65.5% of the total dollar amount of claims paid in the second quarters of 1998 and 1997, respectively. Although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Loss Reserves and Regional Concentration.

Mortgage insurance underwriting and other expenses increased 27.1% to $26.3 million in the second quarter of 1998 from $20.7 million in the second quarter of 1997. This increase was primarily attributable to the growth in mortgage origination volume which caused increases in policy acquisition costs, including contract underwriting expenses. New policies processed by contract underwriters represented 33.6% of PMI's NIW in the second quarter of 1998 compared with 18.2% in the corresponding period of 1997. Contract underwriting is more expensive on a per application basis than underwriting a mortgage insurance application in PMI's field offices, and has become the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. In addition, management anticipates that the rate of growth of policy acquisition costs will exceed the growth rate of premiums, if any, for the remainder of the year. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

The mortgage insurance loss ratio improved to 30.4% in the second quarter of 1998 compared to 35.2% in the second quarter of 1997 due primarily to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses. The expense ratio increased to 26.4% in the second quarter of 1998 from 22.5% in the second quarter of 1997 due primarily to the increase in policy acquisition costs resulting from the growth in NIW. The combined ratio decreased to 56.8% in the second quarter of 1998 from 57.7% in the second quarter of 1997.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 29.4% to $17.6 million in the second quarter of 1998 compared with $13.6 million in the second quarter of 1997. This increase was primarily attributable to the continuing growth in residential mortgage originations resulting from the continued high levels of refinancing activity and a strong new home purchase market in the states where APTIC operates. Underwriting and other expenses increased 28.9% to $15.6 million in the second quarter of 1998 compared to $12.1 million in the second quarter of 1997. This increase is directly attributable to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio decreased to 88.3% in the second quarter of 1998 from 91.9% in the second quarter of 1997.

OTHER

The Company's net investment income increased by 1.4% to $21.1 million in the second quarter of 1998 from $20.8 million in the second quarter of 1997. The increase was primarily attributable to the growth in the average amount of invested assets, partially offset by a slight decrease in the average investment yield (pretax) to 6.1% in the second quarter of 1998 from 6.2% in the second quarter of 1997. Realized capital gains (net of losses) increased to $2.2 million in the second quarter of 1998 from $0.5 million in the second quarter of 1997.

Other income, primarily contract underwriting revenues generated by MSC, increased to $5.8 million in the second quarter of 1998 from $1.7 million in the second quarter of 1997. Other expenses, primarily expenses incurred by MSC, increased to $6.4 million in the second quarter of 1998 compared with $3.1 million in the second quarter of 1997. These increases are primarily due to increased contract underwriting services provided to the Company's mortgage insurance customers, and secondarily to other ancillary services. See discussions above and Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

The Company's effective tax rate decreased to 27.7% in the second quarter of 1998 compared to 28.3% in the second quarter of 1997. The year over year decrease in the effective rate was caused primarily by an increase in the percentage of tax exempt income included in income before taxes during the second quarter of 1998, offset by the increase in realized capital gains.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Consolidated net income in the six months ended June 30, 1998 was $92.6 million, a 1.2% increase over net income of $91.5 million in the corresponding period of 1997. The increase was primarily due to increases in premiums earned of $17.2 million and other income of $7.1 million, to a decrease in losses and loss adjustment expenses of $5.1 million, offset by an increase in underwriting and other expenses of $22.1 million and a decrease in realized capital gains of $8.6 million. Diluted earnings per share were $2.86 in the six months ended June 30, 1998, compared with $2.69 in the corresponding period of 1997, a 6.3% increase. Excluding capital gains, diluted earnings per share were $2.66 in the six months ended June 30, 1998 compared with $2.33 in the six months ended June 30, 1997, a 14.2% increase. Revenues in the six months ended June 30, 1998 were $298.1 million compared with $280.5 million in the corresponding period of 1997, a 6.3% increase.

MORTGAGE INSURANCE OPERATIONS

PMI's new insurance written ("NIW") totaled $11.7 billion in the six months ended June 30, 1998 compared with $6.7 billion in the six months ended June 30, 1997, a 74.6% increase. The increase in NIW resulted primarily from the number of new mortgage insurance policies issued increasing to 89,550 policies in the six months ended June 30, 1998 from 52,550 policies in the corresponding period of 1997, a 70.4% increase, and secondarily from an increase in the average loan size to $131,100 from $127,200.

The primary factor contributing to the increase in new policies issued was the growth in the volume of insured loans in the private mortgage insurance industry in the six months ended June 30, 1998 compared with the corresponding period of 1997. The private mortgage insurance industry experienced an increase in total new insurance written of 51.0% to $81.4 billion in the six months ended June 30, 1998 from $53.9 billion in the corresponding period of 1997. The secondary factor contributing to the increase in new policies issued was the growth in PMI's market share in the second quarter of 1998. PMI's market share of NIW increased to 14.4% in the six months ended June 30, 1998 from 12.4% in the corresponding period of 1997. On a combined basis with CMG, market share increased to 15.8% in the six months ended June 30, 1998 compared with 13.4% in the corresponding period of 1997. These increases in market share were primarily due to the expansion of value-added products and services, primarily contract underwriting, offered to mortgage lenders, and the offering of a GSE pool insurance product to selected lenders and entities sponsoring affordable housing initiatives during the fourth quarter of 1997 and the first half of 1998. New pool risk written was $52 million in the six months ended June 30, 1998.

Mortgage insurance net premiums written were $188.4 million in the six months ended June 30, 1998 compared with $175.5 million in the corresponding period of 1997, an increase of 7.4%. The increase is attributable to the growth of risk in force and to higher average premium rates. The increase in premium rates is attributable to higher coverage percentages, and the continuing shift of PMI's policies in force to the monthly product with a higher premium rate as discussed under the results of consolidated operations for the second quarter.

Mortgage insurance premiums earned increased 4.6% to $200.8 million in the six months ended June 30, 1998 from $192.0 million in the corresponding period of 1997. The increase is attributable to the increase in premiums written, offset by increases in refunded and ceded premiums. Refunded premiums increased to $11.2 million in the six months ended June 30, 1998 from $7.0 million in the corresponding period of 1997, due primarily to the increase in mortgage refinancing volume in the first half of 1998. Ceded premiums increased to $9.3 million in the six months ended June 30, 1998 from $7.2 million in the six months ended June 30, 1997 due to the continued expansion of reinsurance arrangements under risk-share programs with affiliates of customers.

Mortgage insurance losses and loss adjustment expenses decreased to $68.5 million in the six months ended June 30, 1998 from $73.1 million in the six months ended June 30, 1997, a decrease of 6.3%. This decrease was due primarily to the continuing improvement of the California housing markets and the corresponding decrease in the inventory of loans in default and claim payments. Direct primary claims paid by PMI decreased to $67.3 million in the six months ended June 30, 1998 from $72.8 million in the corresponding period of 1997, a 7.6% decrease. Policies written in California accounted for approximately 52.2% and 68.4% of the total dollar amount of claims paid in the six months ended June 30, 1998 and 1997, respectively.

Mortgage insurance underwriting and other expenses increased 23.0% to $50.2 million in the six months ended June 30, 1998 from $40.8 million in the six months ended June 30, 1997. This increase was primarily attributable to the growth in mortgage origination volume which caused increases in policy acquisition costs, including contract underwriting expenses, as discussed under the results of consolidated operations for the second quarter. New policies processed by contract underwriters represented 32.1% of PMI's NIW in the six months ended June 30, 1998 compared with 17.3% in the corresponding period of 1997.

The mortgage insurance loss ratio improved to 34.1% in the six months ended June 30, 1998 compared to 38.1% in the corresponding period of 1997, due primarily to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses. The expense ratio increased to 26.7% in the six months ended June 30, 1998 from 23.2% in the six months ended June 30, 1997, due primarily to the increase in policy acquisition costs from the growth in NIW. The combined ratio decreased to 60.8% in the six months ended June 30, 1998 from 61.3% in the six months ended June 30, 1997.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 32.3% to $34.4 million in the six months ended June 30, 1998 compared with $26.0 million in the six months ended June 30, 1997. This increase was primarily attributable to the continuing growth in residential mortgage originations resulting from the continued high levels of refinancing activity and a strong new home purchase market in the states where APTIC operates. Underwriting and other expenses increased 29.8% to $30.5 million in the six months ended June 30, 1998 compared to $23.5 million in the six months ended June 30, 1997. This increase is directly attributable to the increase in agency fees and commissions paid related to the increase in premiums earned. The title insurance combined ratio decreased to 89.3% in the six months ended June 30, 1998 from 93.1% in the six months ended June 30, 1997.

OTHER

The Company's net investment income in the six months ended June 30, 1998 was $42.7 million compared with $40.7 million in the six months ended June 30, 1997, an increase of 4.9%. The increase was primarily attributable to the growth in the average amount of invested assets. The Company's average investment yield (pretax) was 6.1% in the six months ended June 30, 1998 and 1997. Realized capital gains (net of losses) decreased to $10.2 million in the six months ended June 30, 1998 from $18.8 million in the six months ended June 30, 1997.

Other income, primarily revenues generated by MSC, increased to $10.0 million in the six months ended June 30, 1998 from $2.9 million in the six months ended June 30, 1997. Other expenses, primarily expenses incurred by MSC, increased to $11.8 million in the six months ended June 30, 1998 compared with $6.1 million in the corresponding period of 1997. These increases are primarily due to increased contract underwriting services provided to the Company's mortgage insurance customers and secondarily to other ancillary services. See discussions above and Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

The Company's effective tax rate decreased to 28.4% in the six months ended June 30, 1998, compared to 29.4% in the six months ended June 30, 1997. The year over year decrease in the effective rate was caused primarily by an increase in the percentage of tax exempt income included in income before taxes during the first half of 1998, and secondarily by the decrease in realized capital gains.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary, as discussed below.

TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets. During the first quarter of 1998, APTIC declared and paid a cash dividend of $3.2 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 1998 without prior permission from the Florida Department of Insurance. On March 24, 1998, the Arizona Department of Insurance authorized PMI to declare and pay an extraordinary dividend of $50 million to TPG, which was paid in cash on April 3, 1998. In addition, the Arizona Department of Insurance also authorized an extraordinary dividend of $50 million payable after the Department has reviewed the operating results of PMI for the six months ended June 30, 1998. It is not expected that PMI will declare and pay any dividends in 1998 in addition to those already authorized by the Arizona
Department of Insurance.   TPG has two bank credit lines available totaling
$50.0 million. At June 30, 1998, there were no outstanding borrowings under the credit lines.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest. In November 1997, an additional $150 million stock buy-back program was authorized by the TPG Board of Directors. As of July 31, 1998, TPG has $57 million available to repurchase additional shares under the authorization.

As of June 30, 1998, TPG had approximately $101.1 million of available funds. This amount has decreased from the December 31, 1997 balance of $134 million due primarily to the investment in RAM Re and the common stock repurchases in the first half of 1998, offset by dividends received from PMI and APTIC.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $66.8 million and $102.1 million in the six months ended June 30, 1998 and 1997, respectively. The first half of 1997 included the collection of $53.6 million as a result of a termination and commutation of a reinsurance treaty.

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

The Company's invested assets increased to $1,496.8 million at June 30, 1998 from $1,490.6 million at December 31, 1997 primarily due to cash flows from operations of $78.8 million and an increase of $3.3 million in net unrealized gains on investments available for sale, offset by stock repurchases of $82.3 million, and dividends paid of $3.2 million.

Consolidated reserve for losses and loss adjustment expenses decreased from $202.4 million at December 31, 1997, to $201.7 million at June 30, 1998. The decrease in the consolidated reserve for losses and loss adjustment expense is due primarily to the decrease in PMI's default inventory from December 31, 1997 which was the result of the improvements in PMI's California book of business. However, PMI's reserve per default was strengthened to $12,800 at June 30, 1998 from $11,600 at December 31, 1997.

Consolidated shareholders' equity increased from $1,061.2 million at December 31, 1997, to $1,072.2 million at June 30, 1998. The change in shareholders' equity consisted of increases of $92.6 million from net income, an increase of $2.1 million in net unrealized gains on investments available for sale (net of tax), and $1.9 million from stock option activity, offset by common stock repurchases of $82.3 million, and dividends declared of $3.3 million.

PMI's statutory risk-to-capital ratio at June 30, 1998 was 14.3:1, compared to 14.6:1 at December 31, 1997. See Factors That May Affect Future Results and Market Price of Stock - Rating Agencies and Risk-to-Capital Ratio.

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management expects new pool risk written and the percent of risk share programs to increase in the second half of 1998;
(ii) management believes that PMI's total default rate could increase in 1998 due to the continued maturation of its 1994 and 1995 books of business; (iii) although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; and (iv) Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. In addition, management anticipates that the rate of growth of policy acquisition costs will exceed the growth rate of premiums, if any, for the remainder of the year. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth below and in the Company's periodic filings with the Securities and Exchange Commission.


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

Other factors that may influence the amount of NIW by PMI include: mortgage insurance industry volumes of new business; the impact of competitive underwriting criteria and product offerings and services, including mortgage pool insurance and contract underwriting services; the ability to recruit and maintain a sufficient number of qualified underwriters; the effect of risk-sharing structured transactions; changes in the performance of the financial markets; PMI's claims-paying ability rating; general economic conditions that affect the demand for or acceptance of the Company's products; changes in government housing policy; changes in government regulations or interpretations regarding the Real Estate Settlement Procedures Act ("RESPA"); changes in the statutory charters, regulations, powers and coverage requirements of government sponsored enterprises ("GSEs"), banks and savings institutions; and customer consolidation.

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

Legislation and regulatory changes affecting the FHA and certain commercial banks that forego insurance have affected demand for private mortgage insurance. The maximum individual loan amount that the FHA can insure is currently $170,362 and the maximum individual loan amount that the VA can insure is $203,150. Recently, the Senate passed its Fiscal Year 1999 appropriations bill for the Department of Housing and Urban Development ("HUD") with provisions that would increase the maximum individual loan amount that the FHA can insure to $197,620 and simplify the downpayment formula. The streamlined downpayment formula for FHA loans would eliminate tiered minimum cash investment requirements and establish four maximum loan-to-values based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. Although management believes that it is too early to ascertain the impact of any final FHA provisions included in the Fiscal Year 1999 appropriations bill for HUD, any increase in the FHA loan limit, or other expansion of eligibility for the FHA and VA would likely have an adverse affect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition and results of operations.

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

Insurance in force as of June 30, 1998 was $77.6 billion compared with $77.8 billion as of December 31, 1997. The decrease in insurance in force is primarily due to higher policy cancellations caused by the refinancing activity in the first half of 1998. The decline in insurance in force will have an adverse impact on PMI's future renewal premiums.

FANNIE MAE, FREDDIE MAC AND FHA

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

Fannie Mae and Freddie Mac have guidelines which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. PMI cannot generally cancel its mortgage insurance policies once issued, but must cancel mortgage insurance for a mortgage loan upon the request of the insured.

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

RATING AGENCIES

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

Certain rating agencies have assessed capital charges on pool insurance policies based on price and structure. The methodology for assessing the capital requirement for pool insurance is based on the real estate depression which occurred in oil producing states during the mid-1980's. Management believes the capital charge that is levied currently on pool insurance risk by the rating agencies is generally $1.00 of capital for each $1.40 of pool insurance risk. Regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). The rating agencies could change their view as to the capital charges that are assessed on pool insurance products at any time.

In the mortgage guaranty insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including premiums received and investment income, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements are significantly influenced by the level and severity of claims. Management believes that a significant reduction in PMI's liquidity could adversely impact its claims-paying ratings which could have a material, adverse effect on the Company's financial condition and results of operations.

CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS

The Company provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs, including the cost of repurchasing loans from the GSEs and other investors which are not underwritten to relevant guidelines. As a part of its contract underwriting services, PMI provides remedies which may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scope of these remedies exceed those contained in PMI's master primary insurance policies. Contract underwriting currently generates a significant percentage of PMI's NIW. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations. Based on the factors above, underwriter hourly rates increased in 1998 over 1997.

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

YEAR 2000 ISSUES

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in all phases of the Company's operations.

Based on previous assessments, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with assessing the impact of a third parties' Year 2000 Issues, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company is utilizing both internal and external resources to reprogram and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project in the first quarter of 1999 at a total cost of $3.0 million, which will be funded through operating cash flows and is being expensed as incurred. As of June 30, 1998, the Company has incurred and expensed approximately $1.3 million related to its Year 2000 project and the development of a remediation plan.

The Company is currently assessing contingency plans that will address failure to remediate its Year 2000 Issue in a timely manner. Although it is highly unlikely given the assessments of the required modifications, PMI might need to process data manually if the Company's critical systems, such as the mortgage insurance system's origination or billing process, fail due to the Year 2000 Issue. In this event, PMI would procure clerical personnel from temporary recruitment firms. Additionally, duplicate records of critical data on Company maintained computer systems are maintained and stored at an offsite location as a routine procedure related to the Company's Disaster Recovery Program. These duplicate records would be available to restore operations disrupted by earthquake, fire or other natural disasters, and may assist in any Year 2000 contingency plan recovery operation. The failure of any of PMI's significant customers or vendors to remediate their Year 2000 Issue, however, is difficult if not impossible to fully address in any contingency plan.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

RISK-TO-CAPITAL RATIO

Regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). Other factors affecting PMI's risk-to-capital ratio include: (i) regulatory review and oversight by the State of Arizona, PMI's state of domicile for insurance regulatory purposes; (ii) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (iii) TPG's credit agreements; and (iv) TPG's and PMI's credit or claims-paying ability ratings which require that the rating agencies' risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.

CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At June 30, 1998, 46.3% of PMI's risk in force consisted of 95s, which, in

PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At June 30, 1998, 2.4% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a pool insurance product to state housing finance authorities and certain lenders. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $38 million in the second quarter of 1998, and $52 million in the six months ended June 30, 1998. Management expects new pool risk written to increase significantly throughout the year and into 1999. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations.

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

REGIONAL CONCENTRATION

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 19.3%, 7.2%, and 6.8% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.20%, 2.59% and 1.97% compared with 2.16% nationwide as of June 30, 1998.

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE

In December 1993, PMI entered into a Reinsurance Treaty with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. The parties are in the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P"). Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties' ability to timely consummate the assumption transaction. Pursuant to this agreement, PMI ceded $4.9 million of pool premiums to Forestview and Forestview reimbursed PMI for pool claims on the covered policies in the amount of $14.6 million in the six months ended June 30, 1998. It is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1998 and beyond. As of June 30, 1998, the Company has a $65.4 million reinsurance recoverable from Forestview, of which $59.7 million is related to estimated claims not yet received. The failure of Forestview to meet its contractual commitments would materially and adversely affect the Company's financial condition and results of operations.

On October 28, 1994, TPG entered into a Runoff Support Agreement (the "Runoff Support Agreement") with Allstate Insurance Company ("Allstate") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligation arose under the Runoff Support Agreement in the first half of 1998.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 JUNE 30, 1998




ITEM 1 - LEGAL PROCEEDINGS

In the September 30, 1997 Quarterly Report on Form 10-Q, the Company reported the filing of a complaint in the Superior Court of Fulton County, State of Georgia, against The PMI Group, Inc. and PMI Mortgage Insurance Co. On December 18, 1997, The PMI Group, Inc. and PMI Mortgage Insurance Co. filed a counterclaim against BISYS Creative Solutions, Inc. On July 15, 1998, the parties executed a confidential settlement agreement and mutual release of the parties' counterclaims and all claims contained in the complaint captioned BISYS Creative Solutions, Inc., v. The PMI Group, Inc., and PMI Mortgage Insurance Co. (case#-62326).
-------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 1998, the following individuals were elected to the Board of Directors:


1.  Election of Directors



                                            Votes For                     Votes Withheld
                                            --------                      --------------
James C. Castle                            24,971,558                        3,441,050
Donald C. Clark                            24,971,858                        3,440,750
W. Roger Haughton                          24,972,017                        3,440,591
Wayne E. Hedien                            24,971,858                        3,440,750
John D. Roach                              24,972,133                        3,440,475
Kenneth T. Rosen                           24,972,133                        3,440,475
Richard L. Thomas                          24,971,488                        3,441,120
Mary Lee Widener                           24,974,087                        3,438,521
Ronald H. Zech                             24,971,758                        3,440,850

The following proposal was approved at the Company's Annual Meeting:


                                             Votes for     Votes against   Votes withheld    Broker Non-Vote
                                             ------------  --------------  ----------------  ------------------
2.  Appointment of Deloitte & Touche LLP
 as independent auditors of the Company
 for 1998                                      28,173,306      11,794           6,908            4,234,030


ITEM 5 - OTHER INFORMATION

In accordance with Rule 14a-4(c)(1) promulgated by the Securities and Exchange Commission, shareholder proxies obtained by the Company in connection with the 1999 annual meeting of shareholders will confer on proxyholders discretionary authority to vote on any matter presented at the meeting, unless notice of the matter to be presented at the meeting is received by the Secretary of TPG not before February 20, 1999 or after March 22, 1999 in compliance with TPG's Bylaws. As stated in the 1998 proxy statement, any proposals intended to be presented at the 1999 annual meeting of shareholders must be received by the Secretary of the Company on or before December 22, 1998, in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to such meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

          (b)   Reports on Form 8-K

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1998.



                                                THE PMI GROUP, INC.



                                                /s/  John M. Lorenzen, Jr.
                                                --------------------------
                                                John M. Lorenzen, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer



                                                /s/  William A. Seymore
                                                -----------------------
                                                William A. Seymore
                                                Vice President and Chief
                                                Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)

          Exhibit
           Number                                             DESCRIPTION OF EXHIBIT
          -------                                             ----------------------
           10.2*              The PMI Group, Inc. Equity Incentive Plan as amended

           10.3*              The PMI Group, Inc. Stock Plan for Non-Employee Directors as amended

           10.20*             Supplemental Employee Retirement Plan as amended

           10.31*             The PMI Group, Inc. Directors' Deferred Compensation Plan as amended

           11.1               Computation of Net Income Per Share

           27.1               Financial Data Schedule

* Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.