Form 10-Q
period 1998-09-30
PMI GROUP INC
filed 1998-11-16
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                        September 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from..................to.............................


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No _____
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          PAR VALUE           DATE           NUMBER OF SHARES
--------------          ---------           ----           ----------------
Common Stock              $0.01           10/30/98            30,343,244

                              THE PMI GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              SEPTEMBER 30, 1998

                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL  INFORMATION

Item 1.   Interim Consolidated Financial Statements and Notes.

               Consolidated Statements of Operations for the Three
                  Months and Nine Months Ended September 30, 1998 and 1997.           3

               Consolidated Balance Sheets as of September 30, 1998 and
                  December 31, 1997.                                                  4

               Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1997.                                        5

               Notes to Consolidated Financial Statements.                           6-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                                   9-26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  27

PART II - OTHER INFORMATION

Item 5.   Other Information                                                           27

Item 6.   Exhibits and Reports on Form 8-K.                                           27

Signatures                                                                            28

INDEX TO EXHIBITS                                                                     29

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months              Nine Months
                                                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                          -------------------      -------------------
(In thousands except for per share amounts)                                 1998       1997          1998       1997
                                                                            ----       ----          ----       ----
Revenues
Premiums earned                                                            $127,300  $117,544       $362,473  $335,541
Investment income, less investment expense                                   20,736    21,434         63,452    62,181
Realized capital gains, net                                                  14,243       292         24,434    19,106
Other income                                                                  5,130     1,934         15,153     4,831
                                                                           --------  --------       --------  --------
       Total revenues                                                       167,409   141,204        465,512   421,659
                                                                           --------  --------       --------  --------

LOSSES AND EXPENSES
Losses and loss adjustment expenses                                          34,329    39,512        103,004   113,262
Mortgage insurance policy acquisition costs                                  15,564    11,303         40,582    29,683

Other operating expenses                                                     37,446    30,216        104,924    82,210

Interest expense                                                              1,756     1,693          5,259     5,068

Distributions on redeemable preferred capital securities                      2,077     2,078          6,234     5,542
                                                                           --------  --------       --------  --------
       Total losses and expenses                                             91,172    84,802        260,003   235,765
                                                                           --------  --------       --------  --------
INCOME BEFORE INCOME TAXES                                                   76,237    56,402        205,509   185,894

INCOME TAX EXPENSE                                                           22,509    14,489         59,226    52,530
                                                                           --------  --------       --------  --------
NET INCOME                                                                 $ 53,728  $ 41,913       $146,283  $133,364
                                                                           ========  ========       ========  ========
BASIC NET INCOME PER  SHARE                                                $   1.74  $   1.26       $   4.61  $   3.96
                                                                           ========  ========       ========  ========
Diluted net income per  share                                              $   1.73  $   1.26       $   4.58  $   3.95
                                                                           ========  ========       ========  ========

          See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,            DECEMBER 31,
(Dollars in thousands)                                                        1998                     1997
                                                                              ----                     ----
ASSETS
Investments
   Available for sale, at market
     Fixed income securities
       (amortized cost $1,217,835 and  $1,234,178)                         $1,314,549               $1,308,768
     Equity securities
       Common stock (cost $35,264 and $38,221)                                 48,292                   73,596
       Preferred stock (cost $17,241 and $12,049)                              17,206                   12,360
   Common stock of affiliates, at underlying book value                        58,627                   16,987
   Short-term investments (at cost, which approximates market)                 40,392                   78,890
                                                                           ----------               ----------
               Total investments                                            1,479,066                1,490,601

Cash                                                                            8,651                   11,101
Accrued investment income                                                      19,955                   20,794
Reinsurance recoverable and prepaid premiums                                   36,803                   31,676
Premiums receivable                                                            26,834                   19,756
Receivable from affiliates                                                      7,887                    8,605
Receivable from Allstate                                                       22,628                   16,822
Deferred policy acquisition costs                                              53,509                   37,864
Property and equipment, net                                                    35,995                   31,393
Other assets                                                                   17,789                   17,991
                                                                           ----------               ----------
               TOTAL ASSETS                                                $1,709,117               $1,686,603
                                                                           ==========               ==========
Liabilities
Reserve for losses and loss adjustment expenses                            $  208,663               $  202,387
Unearned premiums                                                              82,899                   94,150
Long-term debt                                                                 99,459                   99,409
Reinsurance balances payable                                                   13,922                   11,828
Deferred income taxes                                                          80,857                   76,395
Other liabilities and accrued expenses                                         69,401                   42,248
                                                                           ----------               ----------
           TOTAL LIABILITIES                                                  555,201                  526,417
                                                                           ----------               ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
   DEFERRABLE INTEREST DEBENTURE OF THE COMPANY                                99,032                   99,006

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized                      -                        -
Common stock -- $.01 par value; 125,000,000 shares
   authorized; 35,196,002 and 35,145,247 issued                                   352                      351
Additional paid-in capital                                                    264,362                  262,448
Unrealized net gains on investments                                            71,901                   71,936
Retained earnings                                                           1,018,161                  876,588
Treasury stock (4,853,163 and 2,684,000 shares at cost)                      (299,892)                (150,143)
                                                                           ----------               ----------
               TOTAL SHAREHOLDERS' EQUITY                                   1,054,884                1,061,180
                                                                           ----------               ----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,709,117               $1,686,603
                                                                           ==========               ==========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months
                                                                          ENDED SEPTEMBER 30,
                                                                          -------------------
(In thousands)                                                               1998           1997
                                                                             ----           ----
Cash flows from operating activities
Net income                                                                 $ 146,283      $ 133,364
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Realized capital gains, net                                           (24,434)       (19,106)
       Equity in earnings of affiliates                                       (1,834)        (1,002)
       Depreciation and amortization                                           4,804          3,700
       Changes in:
         Reserve for losses and loss adjustment expenses                       6,276             24
         Unearned premiums                                                   (11,251)       (19,357)
         Deferred policy acquisition costs                                   (15,645)        (4,161)
         Accrued investment income                                               839         (1,568)
         Reinsurance balances payable                                          2,094         (2,239)
         Reinsurance recoverable and prepaid premiums                         (5,127)        55,074
         Premiums receivable                                                  (7,078)        (5,039)
         Income taxes                                                          4,485          2,459
         Receivable from affiliates                                              718          1,218
         Receivable from Allstate                                             (5,806)            --
         Other                                                                27,459         (4,218)
                                                                           ---------      ---------
             Net cash provided by operating activities                       121,783        139,149
                                                                           ---------      ---------

Cash flows from investing activities
Proceeds from sales of equity securities                                      61,280         79,205
Investment collections of fixed income securities                             38,864          9,125
Proceeds from sales of fixed income securities                                98,020        330,498
Investment purchases
     Fixed income securities                                                (119,227)      (519,351)
     Equity securities                                                       (40,408)       (30,115)
Net decrease in short-term investments                                        38,498          7,676
Investment in affiliates                                                     (39,455)        (3,108)
Purchase of property and equipment                                            (9,155)        (8,900)
                                                                           ---------      ---------
             Net cash provided by (used in) investing activities              28,417       (134,970)
                                                                           ---------      ---------

Cash flows from financing activities
Issuance of redeemable preferred capital securities                               --         99,000
Proceeds from exercise of stock options                                        1,915          2,621
Dividends paid to shareholders                                                (4,816)        (5,071)
Purchase of The PMI Group, Inc. common stock                                (149,749)       (99,584)
                                                                           ---------      ---------
             Net cash used in financing activities                          (152,650)        (3,034)
                                                                           ---------      ---------
Net increase (decrease) in cash                                               (2,450)         1,145

Cash at beginning of period                                                   11,101          6,592
                                                                           ---------      ---------
Cash at end of period                                                      $   8,651      $   7,737
                                                                           =========      =========

          See accompanying notes to consolidated financial statements

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


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

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1998, and its consolidated statements of operations and cash flows for the periods ended September 30, 1998 and 1997, have been included. Interim results for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1997 Annual Report to Shareholders.

NOTE 2 - EARNINGS PER SHARE

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 30,915,859 and 33,179,992 for the three months ended September 30, 1998 and 1997 respectively, and 31,749,528 and 33,670,808 for the nine months ended September 30, 1998 and 1997 respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 31,034,198 and 33,306,684 for the three months ended September 30, 1998 and 1997 respectively, and to 31,909,651 and 33,787,301 for the nine months ended September 30, 1998 and 1997 respectively. Net income available to common shareholders does not change for computing diluted EPS.

NOTE 3 - COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from non-owner sources.

The reconciliation of net income to comprehensive income for the three months and nine months ended September 30, 1998 and September 30, 1997 are as follows:

                                                                   Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                           ----------------------------       ----------------------------
                                                              1998               1997            1998               1997
                                                           ----------          --------       ----------          --------
                                                                                    (In thousands)
COMPREHENSIVE INCOME
  Net income                                                $53,728             $41,913        $146,283            $133,364
  Other comprehensive income, net of tax:

      Unrealized gains on securities:

        Unrealized holding gains arising during period        7,081              12,789          15,847              22,543

        Less: reclassification adjustment for gains

             included in net income                          (9,258)               (190)        (15,882)            (12,419)

                                                            -------             -------        --------            --------

  Other comprehensive income (loss), net of tax              (2,177)             12,599             (35)             10,124

                                                            -------             -------        --------            --------

Comprehensive income                                        $51,551             $54,512        $146,248            $143,488

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

NOTE 5 - DEFERRED ACQUISITION COSTS ("DAC")

PMI defers certain costs related to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenue in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business. Specific costs PMI defers include field underwriting, field sales, and national accounts. To the extent PMI or any of its subsidiaries are compensated by customers for contract underwriting, those underwriting costs are not deferred.

DAC is amortized on an accelerated basis over 24 months rather than the 6-8 year average policy life. Management believes this amortization method is appropriately conservative, and is used so that deferred costs will have been fully amortized prior to the peak claims paying period.

The DAC asset is affected by: (a) acquisition costs deferred in a period, and
(b) amortization of previously deferred costs in such period. In periods where there is growth in premiums (and therefore acquisition costs), the DAC asset will increase because the amount of acquisition costs being deferred exceeds the amount being amortized to expense. The following table reconciles beginning and ending DAC for the periods indicated.

                                               Three Months                       Nine Months
                                            Ended September 30,                Ended September 30,
                                       -----------------------------      -----------------------------
                                          1998                1997           1998                1997
                                       ----------          ---------      ----------          ---------
                                                              (In thousands)

Beginning DAC balance                   $ 47,966            $ 33,789       $ 37,864            $ 31,633

Amortization of deferred costs           (15,564)            (11,303)       (40,582)            (29,683)

Acquisition  costs incurred and           21,107              13,308         56,227              33,844
 deferred                               --------            --------       --------            --------

Ending DAC balance                      $ 53,509            $ 35,794       $ 53,509            $ 35,794
                                        ========            ========       ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Consolidated net income in the three months ended September 30, 1998 was $53.7 million, a 28.2% increase over net income of $41.9 million in the corresponding period of 1997. The increase was due to increases in realized capital gains, premiums earned, and other income of $14.0 million, $9.8 million, and $3.2 million, respectively, and to a decrease in losses and loss adjustment expenses of $5.2 million, partially offset by an increase in other operating expenses and policy acquisition costs of $7.2 million and $4.3 million, respectively.
Diluted earnings per share were $1.73 in the three months ended September 30, 1998, compared with $1.26 in the corresponding period of 1997, a 37.3% increase. Excluding capital gains, diluted earnings per share were $1.43 in the third quarter of 1998 compared with $1.25 in the third quarter of 1997, a 14.4% increase. Revenues in the third quarter of 1998 were $167.4 million, an 18.6% increase over revenues of $141.2 million in the third quarter of 1997.

MORTGAGE INSURANCE OPERATIONS

PMI's new insurance written ("NIW") totaled $7.7 billion in the third quarter of 1998, compared with $4.5 billion in the third quarter of 1997, a 71.1% increase. The increase in NIW resulted primarily from the number of new mortgage insurance policies issued increasing to 58,200 policies in the three months ended September 30, 1998 from 34,300 policies in the corresponding period of 1997, a 69.7% increase, and secondarily from an increase in the average loan size to $132,500 from $129,600.

The primary factor contributing to the increase in new policies issued was the growth in the volume of insured loans in the private mortgage insurance industry in the third quarter of 1998 compared with the corresponding period of 1997. The private mortgage insurance industry experienced an increase in total new insurance written of 51.8% to $50.7 billion in the third quarter of 1998 from $33.4 billion in the corresponding period of 1997. The increase was caused primarily by low interest rates which produced both a high degree of refinance activity as well as purchased money mortgage activity as affordability was enhanced. Refinancing as a percentage of PMI's NIW increased to 24.4% in the three months ended September 30, 1998 from 10.7% in the corresponding period of 1997.

A secondary factor contributing to the increase in new policies issued was the growth in PMI's market share in the third quarter of 1998. PMI's market share of NIW increased to 15.2% in the three months ended September 30, 1998 from 13.3% in the corresponding period of 1997. On a combined basis with CMG, market share increased to 16.6% in the third quarter of 1998 compared with 14.5% in the corresponding period of 1997. The increase in market share was primarily due to the expansion of value-added products and services, primarily contract underwriting, and a government sponsored enterprises ("GSE") pool insurance product offered to selected customers and entities. New pool risk written was $201 million in the third quarter of 1998 compared with $101 million in the second quarter of 1998. Risk in force under risk-share programs, excluding pool insurance, represented approximately 9.5% of total risk in force at September 30, 1998. Management expects the percentage of the Company's total risk represented by risk-share programs and pool risk will continue to increase in the foreseeable future. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Changes in Composition of Insurance Risk Written; Pool Insurance.

PMI's cancellations of insurance in force were $6.4 billion in the third quarter of 1998 compared to $4.1 billion in the corresponding period of 1997. The increase in policy cancellations is primarily due to mortgage prepayments as a result of the continued high levels of refinancing activity experienced by PMI, as discussed above. As a result of the higher cancellation activity, PMI's persistency rate decreased to 71.0% as of September 30, 1998 compared with 73.9% as of June 30, 1998, and 82.5% as of September 30, 1997. PMI's persistency rate may continue to decline in the fourth quarter of 1998. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Insurance In Force.

Insurance in force increased by 1.4% to $78.9 billion at September 30, 1998 compared with $77.8 billion at December 31, 1997, and by 1.7% compared with $77.6 billion at June 30, 1998. On a combined basis with CMG, insurance in force grew to $82.7 billion at September 30, 1998 compared with $80.9 billion at June 30, 1998, and $80.2 billion at December 31, 1997.

As a result of the cancellations of older, lower coverage policies (with lower premium rates) being replaced by higher coverage loans (with higher premium rates), risk in force has been experiencing faster growth rates than insurance in force. Risk in force grew by $0.5 billion to $18.8 billion at September 30, 1998 compared with $18.3 billion at June 30, 1998 and increased by $0.7 billion compared with $18.1 billion at December 31, 1997. On a combined basis with CMG, risk in force was $19.7 billion at September 30, 1998 compared with $19.1 billion at June 30, 1998, and $18.7 billion at December 31, 1997.

Mortgage insurance net premiums written were $107.1 million in the third quarter of 1998 compared with $98.5 million in the corresponding period of 1997, an increase of 8.7%. The increase is primarily attributable to the growth of risk in force and higher average premium rates, partially offset by an increase in refunded premiums. Refunded premiums increased to $5.4 million in the third quarter of 1998 from $4.2 million in the third quarter of 1997, due to the increase in policy cancellations as discussed above. Ceded premiums were $4.5 million for the three months ended September 30, 1998 and 1997. Management anticipates ceded premiums will increase in the future as a result of the expected increase in risk-share programs. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - New Products.

The increase in premium rates is caused by two factors: higher coverage percentages, and the continuing shift of PMI's policies in force to the monthly product which has a higher premium rate. PMI's monthly product represented 68.3% of risk in force at September 30, 1998 compared with 55.6% at September 30, 1997. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 33.4% of risk in force as of September 30, 1998 from 27.2% as of September 30, 1997. In addition , mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 27.8% of risk in force as of September 30, 1998 compared with 22.7% as of September 30, 1997.

Mortgage insurance premiums earned increased 5.0% to $105.7 million in the third quarter of 1998 from $100.7 million in the third quarter of 1997. The increase is primarily attributable to the increase in premiums written.

Mortgage insurance losses and loss adjustment expenses decreased to $34.2 million in the third quarter of 1998 from $39.1 million in the third quarter of 1997, a decrease of 12.5%. This decrease was due primarily to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in the number of loans in default and claim payments. Loans in default decreased to 15,455 loans at September 30, 1998 from 16,029 loans at September 30, 1997. Direct primary claims paid by PMI decreased to $26.5 million in the third quarter of 1998 from $38.1 million in the third quarter of 1997 due to a decrease in the average claim size of $21,384 in the third quarter of 1998 compared with $26,022 in the corresponding period of 1997, as well as a decrease in the number of claims paid to 1,239 in the third quarter of 1998 from 1,465 in the corresponding period of 1997 due primarily to a smaller percentage of claims originating from the California book of business, and also to increased loss mitigation efforts by PMI and lenders.

PMI's default rate has decreased to 2.20% at September 30, 1998 from the September 30, 1997 rate of 2.29%. This decrease was due to the decrease in the number of loans in default as discussed above, coupled with an increase in policies in force. Management believes that PMI's total default rate could increase in the fourth quarter of 1998 and into 1999 due to the continued maturation of its 1994 and 1995 books of business. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Regional Concentration.

Default rates on PMI's California policies continue to improve, decreasing to 3.15% (representing 3,110 loans in default) at September 30, 1998, from 3.74% (representing 4,075 loans in default) at September 30, 1997. Policies written in California accounted for approximately 44.1% and 61.4% of the total dollar amount of claims paid in the third quarters of 1998 and 1997, respectively. Although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts, and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Loss Reserves and Regional Concentration.

Mortgage insurance policy acquisition costs incurred and deferred increased by 58.6% to $21.1 million from $13.3 million in the three months ended September, 1998 and 1997, respectively. This increase relates directly to the 71.1% increase in NIW. Amortization of policy acquisition costs increased 38.1% to $15.6 million in the third quarter of 1998 from $11.3 million in the third quarter of 1997. Policy acquisition costs include, among other field expenses, contract underwriting, which is a more expensive acquisition channel. New policies processed by contract underwriters represented 37.7% of PMI's NIW in the third quarter of 1998 compared with 22.9% in the corresponding period of 1997. Contract underwriting is more expensive on a per application basis than underwriting a mortgage insurance application in PMI's field offices, and has become the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. In addition, management anticipates that the rate of growth of policy acquisition costs will exceed the growth rate of premiums, if any, for the remainder of the year. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

Other mortgage insurance operating expenses increased to $11.0 million in the third quarter of 1998 from $10.9 million in the third quarter of 1997. This increase relates primarily to Year 2000 remediation costs.

The mortgage insurance loss ratio improved to 32.4% in the third quarter of 1998 compared to 38.8% in the third quarter of 1997 due primarily to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses as discussed above. The expense ratio increased to 24.8% in the third quarter of 1998 from 22.5% in the third quarter of 1997 due primarily to the increase in policy acquisition costs resulting from the growth in NIW and secondarily to Year 2000 remediation costs. Excluding Year 2000 remediation expenses, the expense ratio for the third quarter of 1998 would have been 24.0%. The combined ratio decreased to 57.2% in the third quarter of 1998 from 61.3% in the third quarter of 1997.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 28.6% to $21.6 million in the third quarter of 1998 compared with $16.8 million in the third quarter of 1997. This increase was primarily attributable to the continuing growth in residential mortgage originations resulting from the continued high levels of refinancing activity and a strong new home purchase market in the states where APTIC operates and secondarily to APTIC's expansion into new states. Underwriting and other expenses increased 28.1% to $18.7 million in the third quarter of 1998 compared to $14.6 million in the third quarter of 1997. This increase is directly attributable to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio decreased to 87.0% in the third quarter of 1998 from 89.3% in the third quarter of 1997.

OTHER

The Company's net investment income decreased by 3.3% to $20.7 million in the third quarter of 1998 from $21.4 million in the third quarter of 1997. The decrease was primarily attributable to a slight decrease in the average investment yield (pretax) to 6.1% in the third quarter of 1998 from 6.2% in the third quarter of 1997. Realized capital gains (net of losses) increased to $14.2 million in the third quarter of 1998 from $0.3 million in the third quarter of 1997 due to the planned sale of $21.0 million of equity securities in July as part of management's investment strategy.

Other income, primarily contract underwriting revenues generated by MSC, increased to $5.1 million in the third quarter of 1998 from $1.9 million in the third quarter of 1997. Other expenses, primarily expenses incurred by MSC, increased to $7.8 million in the third quarter of 1998 compared with $4.7 million in the third quarter of 1997. These increases are primarily due to increased contract underwriting services provided to the Company's mortgage insurance customers. See discussions above and Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

The Company's effective tax rate increased to 29.5% in the third quarter of 1998 compared to 25.7% in the third quarter of 1997. The year over year increase in the effective rate was caused primarily by a decrease in the percentage of tax exempt income included in income before taxes during the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Consolidated net income in the nine months ended September 30, 1998 was $146.3 million, a 9.7% increase over net income of $133.4 million in the corresponding period of 1997. The increase was due to increases in premiums earned of $26.9 million, other income of $10.3 million, and realized gains of $5.3 million and to a decrease in losses and loss adjustment expenses of $10.3 million, offset by an increase in other operating expenses of $22.7 million and policy acquisition costs of $10.9 million. Diluted earnings per share were $4.58 in the nine months ended September 30, 1998, compared with $3.95 in the corresponding period of 1997, a 15.9% increase. Excluding capital gains, diluted earnings per share were $4.09 in the nine months ended September 30, 1998 compared with $3.58 in the nine months ended September 30, 1997, a 14.2% increase. Revenues in the nine months ended September 30, 1998 were $465.5 million compared with $421.7 million in the corresponding period of 1997, a 10.4% increase.

MORTGAGE INSURANCE OPERATIONS

PMI's NIW totaled $19.5 billion in the nine months ended September 30, 1998 compared with $11.1 billion in the nine months ended September 30, 1997, a 75.7% increase. The increase in NIW resulted primarily from the number of new mortgage insurance policies issued increasing to 147,800 policies in the nine months ended

September 30, 1998 from 86,900 policies in the corresponding period of 1997, a 70.1% increase, and secondarily from an increase in the average loan size to $131,700 from $128,200.

The primary factor contributing to the increase in new policies issued was the growth in the volume of insured loans in the private mortgage insurance industry in the nine months ended September 30, 1998 compared with the corresponding period of 1997. The private mortgage insurance industry experienced an increase in total new insurance written of 51.4% to $132.2 billion in the nine months ended September 30, 1998 from $87.3 billion in the corresponding period of 1997. This increase was caused by low interest rates which produced both a high degree of refinance activity as well as purchased money mortgage activity as affordability was enhanced resulting in total mortgage originations approaching record levels of approximately $1.0 trillion at September 30, 1998.

The secondary factor contributing to the increase in new policies issued was the growth in PMI's market share. PMI's market share of NIW increased to 14.7% in the nine months ended September 30, 1998 from 12.7% in the corresponding period of 1997. On a combined basis with CMG, market share increased to 16.1% in the nine months ended September 30, 1998 compared with 13.8% in the corresponding period of 1997. These increases in market share were primarily due to the expansion of value-added products and services, primarily contract underwriting, offered to mortgage lenders, and the offering of a GSE pool insurance product to selected lenders and entities sponsoring affordable housing initiatives. New pool risk written was $369 million in the nine months ended September 30, 1998. There was no new pool risk written in the corresponding period of 1997.

Mortgage insurance net premiums written were $295.5 million in the nine months ended September 30, 1998 compared with $274.0 million in the corresponding period of 1997, an increase of 7.8%. The increase is attributable to the growth of risk in force, as discussed above, and to higher average premium rates, as discussed above. Refunded premiums increased to $16.6 million in the nine months ended September 30, 1998 from $11.2 million in the corresponding period of 1997, due to the increase in mortgage refinancing volume. Ceded premiums increased to $13.8 million from $11.6 million in the nine months ended September 30, 1998 and 1997, respectively, due to the continued expansion of reinsurance arrangements under risk-share programs with affiliates of customers. Management anticipates ceded premiums will increase in the future as a result of the expected increase in risk-share programs. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - New Products.

Mortgage insurance premiums earned increased 4.7% to $306.5 million in the nine months ended September 30, 1998 from $292.7 million in the corresponding period of 1997. The increase is attributable to the increase in premiums written.

Mortgage insurance losses and loss adjustment expenses decreased to $102.7 million in the nine months ended September 30, 1998 from $112.2 million in the nine months ended September 30, 1997, a decrease of 8.5%. This decrease was due primarily to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in the inventory of loans in default and claim payments. Direct primary claims paid by PMI decreased to $93.8 million in the nine months ended September 30, 1998 from $110.9 million in the corresponding period of 1997 due to a decrease in the average claim size of $23,795 in the third quarter of 1998 compared with $26,518 in the corresponding period of 1997, as well as a decrease in the number of claims paid to 3,942 in the third quarter of 1998 from 4,182 in the corresponding period of 1997. Policies written in California accounted for 49.8% and 66.0% of the total dollar amount of claims paid in the nine months ended September 30, 1998 and 1997, respectively.

Mortgage insurance policy acquisition costs incurred and deferred increased 66.3% to $56.2 million from $33.8 million in the nine months ended September 30, 1998 and 1997, respectively. This increase relates directly to the 75.7% increase in NIW. Amortization of policy acquisition costs increased 36.7% to $40.6 million from $29.7 million in the nine months ended September 30, 1998 and 1997, respectively. Policy acquisition costs include, among other field expenses, contract underwriting, which is a more expensive acquisition channel. New policies processed by contract underwriters represented 34.6% of PMI's NIW in the nine months ended September 30, 1998 compared with 19.6% in the corresponding period of 1997. Contract underwriting is more expensive on a per application basis than underwriting a mortgage insurance application in PMI's field offices, and has become the preferred method among many mortgage lenders for processing loan applications. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, underwriter hourly rates increased in 1998 over 1997. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. In addition, management anticipates that the rate of growth of policy acquisition costs will exceed the growth rate of premiums, if any, for the remainder of the year. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

Other mortgage insurance operating expenses increased to $36.2 million in the nine months ended September 30, 1998 from $33.2 million in the corresponding period of 1997. This increase relates primarily to Year 2000 remediation costs of $1.9 million.

The mortgage insurance loss ratio improved to 33.5% in the nine months ended September 30, 1998 compared to 38.3% in the corresponding period of 1997, due primarily to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses. The expense ratio increased to 26.0% in the nine months ended September 30, 1998 from 23.0% in the nine months ended September 30, 1997, due primarily to the increase in policy acquisition costs from the growth in NIW and secondarily to Year 2000 remediation costs. Excluding Year 2000 remediation expenses, the expense ratio for the nine months ended September 30, 1998 would have been 25.3%. The combined ratio decreased to 59.5% in the nine months ended September 30, 1998 from 61.3% in the nine months ended September 30, 1997.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 30.6% to $55.9 million in the nine months ended September 30, 1998 compared with $42.8 million in the nine months ended September 30, 1997. This increase was primarily attributable to the continuing growth in residential mortgage originations resulting from the continued high levels of refinancing activity and a strong new home purchase market in the states where APTIC operates and secondarily to APTIC's expansion into new states. Underwriting and other expenses increased 29.1% to $49.2 million in the nine months ended September 30, 1998 compared with $38.1 million in the nine months ended September 30, 1997. This increase is directly attributable to the increase in agency fees and commissions paid related to the increase in premiums earned. The title insurance combined ratio decreased to 88.4% in the nine months ended September 30, 1998 from 91.6% in the nine months ended September 30, 1997.

OTHER

The Company's net investment income in the nine months ended September 30, 1998 was $63.5 million compared with $62.2 million in the nine months ended September 30, 1997, an increase of 2.1%. The increase was primarily attributable to the growth in the average amount of invested assets. The Company's average investment yield (pretax) was 6.1% in the nine months ended September 30, 1998 and 1997. Realized capital gains (net of losses) increased to $24.4 million in the nine months ended September 30, 1998 from $19.1 million in the nine months ended September 30, 1997.

Other income, primarily revenues generated by MSC, increased to $15.2 million in the nine months ended September 30, 1998 from $4.8 million in the nine months ended September 30, 1997. Other expenses, primarily expenses incurred by MSC, increased to $19.5 million in the nine months ended September 30, 1998 compared with $10.8 million in the corresponding period of 1997. These increases are primarily due to increased contract underwriting services provided to the Company's mortgage insurance customers. See discussions above and Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Contract Underwriting Services; New Products.

The Company's effective tax rate increased to 28.8% in the nine months ended September 30, 1998, compared to 28.3% in the nine months ended September 30, 1997. The year over year increase in the effective rate was caused by a decrease in the percentage of tax exempt income during the first nine months of 1998.


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

In addition to the dividend restrictions described above, the Company's credit agreements, various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends by PMI, APTIC or CMG. For example, if insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may block payments that would otherwise be permitted without prior approval.

During the first quarter of 1998, APTIC declared and paid a cash dividend of $3.2 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 1998 without prior permission from the Florida Department of Insurance. PMI declared and paid extraordinary dividends of $100 million to TPG in 1998. It is not expected that PMI will declare and pay any additional dividends in 1998. TPG has two bank credit lines available totaling $50.0 million. At October 31, 1998, there were no outstanding borrowings under the credit lines. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Liquidity.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest. The $150 million stock buy-back program authorized by the TPG Board of Directors in November 1997 was completed in the third quarter of 1998.

As of September 30, 1998, TPG had approximately $63.0 million of available funds. This amount has decreased from the December 31, 1997 balance of $134.2 million due primarily to the investment in RAM Re and the common stock repurchases through 1998, offset by dividends received from PMI and APTIC.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $104.3 million and $139.1 million in the nine months ended September 30, 1998 and 1997, respectively. The 1997 amount includes the collection of $53.6 million as a result of a termination and commutation of a reinsurance treaty.

On October 1, 1998, PMI increased its equity investment in CMG to 50% through the purchase of additional shares of common stock at a total cost of $4.8 million.

PMI has commenced a project to prepare the Company's operating and insurance systems for the year 2000 (See Year 2000 Issues). Management expects to complete this project in the first quarter of 1999 at a total cost of $4.5 million, which will be funded through operating cash flows. These costs are being expensed as they are incurred.

The Company's invested assets decreased to $1,479.1 million at September 30, 1998 from $1,490.6 million at December 31, 1997 due to stock repurchases of $149.7 million and dividends paid of $4.8 million offset by cash flows from operations of $121.8 million.

Consolidated reserve for losses and loss adjustment expenses increased to $208.7 million at September 30, 1998 from $202.4 million at December 31, 1997. The increase in the consolidated reserve for losses and loss adjustment expense is due primarily to the increase in PMI's reserve per default to $12,900 at September 30, 1998 from $11,600 at December 31, 1997. PMI's default inventory decreased from December 31, 1997 due primarily to improvements in PMI's California book of business.

Consolidated shareholders' equity decreased from $1,061.2 million at December 31, 1997 to $1,054.9 million at September 30, 1998. The change in shareholders' equity consisted of increases of $146.3 million from net income and $1.8 million from stock option activity, offset by common stock repurchases of $149.7 million, and dividends declared of $4.7 million.

PMI's statutory risk-to-capital ratio at September 30, 1998 was 15.1:1, compared to 14.7:1 at December 31, 1997. See Factors That May Affect Future Results and Market Price of Stock - Rating Agencies and Risk-to-Capital Ratio.

YEAR 2000 ISSUES

     Impact of the Year 2000 Issue. The Company's business processes are highly automated and dependent upon the consistent and accurate functioning of it computer systems and the computer systems of its customers. As a result, the Company is directing significant resources toward mitigating its exposure to the so-called "Year

2000 issue." The Year 2000 issue arises from the failure of computer software and hardware to process dates into and through the year 2000: the number "00," for example, would be read as "1900" rather than "2000." The technical problem is multifaceted and is composed of several different potential deficiencies including, among others: (1) the inability of hardware to interpret years greater than 1999; (2) the failure of software to process date data from, into, and between the twentieth and twenty-first centuries; (3) the inability of the number "99" to register an actual date -- 1999 -- rather than indefinite or unknown information (i.e., an employee's date of retirement, if unknown, would be characterized as "99-99-99"); (4) the inability of systems to recognize that the year 2000 is a leap year; and (5) the failure of systems that are otherwise Year 2000 compliant to transfer data between each other because each system has used a different "fix," and the methods are incompatible with each other. When any of these deficiencies occurs, the system may produce miscalculations and/or "crash" and be unable to transfer or process data, causing disruption in one or more aspects of the Company's operations. The problem also affects many of the microprocessors that control systems and equipment.

     State of Readiness. The Company has in place a Year 2000 project plan to address the Year 2000 issue. The plan consists of three phases. The first phase involved collecting data with respect to date processing issues, determining the project scope, identification of resources to implement remediation, budgeting and completion of the formal project plan. This phase was completed in early 1998, and included a priority ranking designed to direct resources to the most critical systems first. As a result of its first phase assessment, the Company determined that it will be required to modify or replace a significant portion of its software so that software will properly utilize dates beyond December 31, 1999. The Company also determined that remediation of the critical mortgage insurance origination and processing applications used by PMI and CMG needs to be substantially completed by the first business day of 1999 in order to avoid possible date calculation errors in 1999 and to satisfy the requirements of the GSEs and the federal and state regulators of the Company's customers. The GSEs generally require that PMI and CMG be Year 2000 ready by the end of 1998, and to confirm their readiness by January 31, 1999. Fannie Mae has established a March 31, 1999 compliance date. The Federal Financial Institutions Examination Council guidelines for banks and thrifts set various interim milestones for third party service providers such as the Company, with final testing and substantial implementation required by June
30, 1999. Remediation of less critical applications is expected to be completed during 1999. The Company anticipates that it will be required to replace its telephone switches during 1999, but believes that other hardware and non-information technology systems will not require significant modifications, if any, to mitigate any Year 2000 issues.

     The second phase, involving project staff procurement, code remediation and unit testing, test plan development, Year 2000 policies and procedures development and vendor readiness assessment, is substantially complete, although continuing activity on this phase is expected during the remainder of 1998. The third phase, which involves string and system testing and system installation, is currently in progress and is projected to be substantially completed by the first business day of 1999. Additional testing, including industry-sponsored testing and testing of customer interfaces, is expected to continue through 1999.

     The Company currently believes that if the planned modifications to existing software and conversions to new software utilized by the Company in its internal systems and operations are implemented in a timely and effective manner, the Year 2000 issue will not have a material adverse impact on the Company's internal systems or operations. If, however, the Company's remediation efforts are either not timely or ineffective, significant disruptions to the Company's operations could ensue which could have a material adverse affect on the Company's liquidity, financial condition and results of operations.. Furthermore, the Company relies on financial institutions, government agencies, utility companies, telecommunications service companies and other service providers outside of its control. There can be no assurance that such third parties will not suffer a Year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     As part of its Year 2000 project plan, the Company has initiated communications with all of its large customers and significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's vulnerability would likely result from the inability of the Company's or customers' systems to process data received from the other, which could disrupt the Company's mortgage insurance origination and claims processing, and/or a disruption in the supply of goods and services procured from suppliers. Currently, a substantial majority of the Company's mortgage insurance business is originated through non-electronic channels, which serves to mitigate this type of customer risk, although the Company anticipates that electronic originations will increase in future periods. The Company has begun to receive responses from suppliers and customers but has not independently confirmed the information received from third parties with respect to their Year 2000 compliance status. The Company's total Year 2000 project cost and estimates include the estimated costs and time associated with assessing the impact of third parties' Year 2000 issues, and are based in part upon such unconfirmed information. Because of the early stage of the Company's testing and the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of the Company's significant customers or vendors failed to remediate their Year 2000 issues, although the Company believes that the business disruption likely to result from any prolonged Year 2000 non-compliance by customers or suppliers could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     Costs to Address the Year 2000 Issue. The Company is utilizing both internal and external personnel and resources to implement its Year 2000 project plan. Currently, no planned material projects involving information or non-information technology systems have been delayed or are anticipated to be delayed as a result of the redirection of resources to the Year 2000 remediation effort. The Company plans to complete its Year 2000 issue remediation project at a total external cost of approximately $4.5 million, which will be funded from operating cash flow and is being expensed as incurred. As of September 30, 1998, the Company has incurred and expensed approximately $1.9 million in external costs related to its Year 2000 project plan and remediation efforts. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans. The Company does not separately track the internal costs incurred in connection with the Year 2000 project plan, which are principally payroll costs for employees working on the project.

     Contingency Plans. The Company is currently assessing possible contingency plans designed to limit, to the extent possible, the business disruption and financial effects of a failure by the Company to complete its Year 2000 remediation project in a timely manner. Although no formal contingency plan is yet in place, the Company has considered its likely response in certain circumstances. For example, if any of the Company's critical systems, such as the mortgage insurance system's origination or billing applications, are disrupted due to the Year 2000 issue, it is possible that the Company might need to process data manually . The Company's intention in this event would be to seek to procure clerical personnel from temporary recruitment firms to process data. Hiring such temporary personnel would materially increase the Company's personnel expense and have a corresponding negative effect on operating income. In the event of a major system disruption, the Company will have access to duplicate records of critical data from the Company's systems which are maintained and stored at an offsite location as a routine procedure related to the Company's Disaster Recovery Program. These duplicate records could be of assistance in any Year 2000 recovery operation. The Company's contingency assessment will continue through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding the Year 2000 issue and a formal contingency plan is expected to be finalized by June 30, 1999.
See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - General Conditions.

     THE DISCUSSION ABOVE IS DESIGNATED AS A YEAR 2000 READINESS DISCLOSURE AS DEFINED BY THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998.

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes", "expects", "anticipates", "estimates", or similar expressions, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management expects the percentage of the Company's total risk represented by risk-share programs and pool risk will continue to increase in the foreseeable future; (ii) PMI's persistency may continue to decline in the fourth quarter of 1998; (iii) management anticipates ceded premiums to increase in the future as a result of the expected increase in risk-share programs; (iv) management believes that PMI's total default rate could increase in the fourth quarter of 1998 and into 1999 due to the continued maturation of its 1994 and 1995 books of business; (v) although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; (vi) management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. In addition, management anticipates that the rate of growth of policy acquisition costs will exceed the growth rate of premiums, if any, for the remainder of the year; and (vii) management anticipates ceded premiums will increase in the future as a result of the expected increase in risk-share programs. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the factors set forth below and in the Company's periodic filings with the Securities and Exchange Commission.

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

The costs of Year 2000 remediation, the dates on which the Company estimates that it will complete such remediation and possible risks associated with the Year 2000 issue are based upon the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to remediate each affected system, the nature and adequacy of testing performed by the Company, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 remediation efforts of others. The Company's failure to remediate its mission critical mortgage insurance origination and procession applications in a timely fashion could adversely impact its business operations and could have a material adverse affect on the Company's financial condition, liquidity and results of operation. See Management Discussion and Analysis - Year 2000 Issues.

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

PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA (see Fannie Mae and Freddie Mac, below). Further, the Office of the Comptroller of the Currency has granted permission to certain national banks to form reinsurance companies as wholly-owned operating subsidiaries for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such banks. In addition, the Federal Reserve Board and the Office of Thrift Supervision are in the process of considering whether similar activities are permitted for bank holding companies and savings institutions, respectively. The reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. Management believes that such reinsurance affiliates will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share.

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

The GSEs are offering programs which allow a borrower to secure financing for a mortgage that has a loan-to-value ratio ("LTV") in excess of 95% and less than or equal to 97% ("97s"), which generally allow greater flexibility for the source of down payment. These programs created an opportunity for private mortgage insurers, including PMI, to compete more effectively with the FHA in this segment of the market. Freddie Mac's "Alt 97" program, is similar to Fannie Mae's "Flexible 97" program. The GSEs believe the risk profile for Alt 97 and Flexible 97 is reduced because of the different credit evaluation standards and underwriting criteria applied, in contrast to the standards for the traditional 97s product. These GSE programs require eighteen percent mortgage insurance coverage, in comparison to the 97s which required a range of 25 to 30 percent mortgage insurance coverage. Management believes it is too early to ascertain the impact of the GSEs 97s programs. PMI has experienced an increase in 97s that it has insured in the nine months ending September 30, 1998 over the comparable period in 1997 and believes the increase is due primarily to the GSE programs. However as noted the GSE 97s feature shallower mortgage insurance coverage, and correspondingly lower premiums for PMI. If the GSE 97s reduced coverage programs are expanded across broader LTV limits it could have a material and adverse impact on the Company's financial condition and results of operations.

PMI offers various risk-sharing structured transactions, including a captive reinsurance program as part of its strategic relationships with its customers. PMI's customers have indicated an increasing demand for such products. PMI's captive reinsurance program allows a reinsurance company, generally an affiliate of the lender, to assume mortgage insurance default losses at a specified entry point up to a maximum aggregate exposure, up to an agreed upon amount of total coverage. Captive reinsurance programs currently generate an increasing percentage of PMI's NIW and will continue to generate an increasing percentage of PMI's business revenue. Based on the current structure, such products have the potential of reducing the Company's business revenues as more premiums are ceded to customer captives. There can be no assurance that PMI's risk-sharing structured transactions will continue to be accepted by its customers or generate the levels of business revenues experienced to date. The inability of the Company to provide acceptable risk-sharing structured transactions to its customers would likely have an adverse affect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition, liquidity and results of operations.

Legislation and regulatory changes affecting the FHA and certain commercial banks that forego insurance have affected demand for private mortgage insurance. The Omnibus Spending Bill of 1999, signed into law on October 21, 1998, increased the maximum individual loan amount that the FHA can insure to $197,620 from $170,362. The maximum individual loan amount that the VA can insure is $203,150. The Omnibus Spending Bill of 1999 also streamlined the FHA downpayment formula by eliminating tiered minimum cash investment requirements and establishing maximum loan-to-values based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices.

During October 1998, Freddie Mac sought to amend its charter to allow it to use any method of default loss protection that is financially equal or superior, on an individual or pooled basis, to the protection provided by private mortgage insurance companies. The legislation containing the proposed charter amending was subsequently rescinded. Currently, Freddie Mac can purchase loans with down payments of less than 20%, only if the loans are insured or use other limited methods to protect against default.

Subsequent to the recession of the legislation, Freddie Mac announced that it would pursue a permanent charter amendment that would allow Freddie Mac to utilize alternative forms of default loss protection, such as spread accounts, or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In addition, Fannie Mae announced it is interested in pursuing new risk management options and is working with mortgage insurers and lenders on appropriate risk management and dispersion of risk, which may include a reduction in the use of mortgage insurance.

Although management believes that it is too early to ascertain the impact of the increase in the maximum individual loan amount the FHA can insure for HUD, any increase in the FHA loan limit, or any change in legislation which affects the ability of FHA, Freddie Mac, Fannie Mae of the VA to offer a substitute for mortgage insurance would likely have an adverse affect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition and results of operations. See Fannie Mae and Freddie Mac below.


FANNIE MAE AND FREDDIE MAC

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

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Under Fannie Mae and Freddie Mac regulations, PMI needs to maintain at least an "AA-" or equivalent claims-paying ability rating in order to provide mortgage insurance on loans purchased by the GSEs. Failure to maintain such a rating would effectively cause PMI to be ineligible to provide mortgage insurance. A loss of PMI's existing eligibility status, either due to a failure to maintain a minimum claims-paying ability rating from the various rating agencies or non-compliance with other eligibility requirements, would have a material, adverse effect on the Company's financial condition and results of operations. See Market Share and Competition, above.

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

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. A decrease in persistency, resulting from policy cancellations of older books of business affected by refinancings (which are affected, among other things by decreases in interest rates) may materially and adversely impact the level or rate of growth of insurance in force or risk in force and consequently have similar impacts on the Company's financial condition and results of operations.


RATING AGENCIES

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders and are not applicable to the Company's common stock or outstanding debt, principally PMI's capital resources as computed by the rating agencies.

Rating agencies generally assess capital charges on pool insurance policies based on price and structure. One published methodology for assessing the capital requirement for pool insurance is based on the real estate depression which occurred in oil producing states during the mid-1980's. Management believes the current capital charge that could be levied on pool insurance risk by one rating agency is approximately $1.00 of capital for each $1.40 of pool insurance risk. In comparison, primary mortgage insurance regulators specifically limit the amount of insurance risk that may be written by PMI to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). The rating agencies could change their view as to the capital charges that are assessed on pool insurance products at any time. See Changes in Composition of Insurance Risk Written; Pool insurance, below.

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

LIQUIDITY

TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets. Numerous factors bear on the Company's ability to maintain and meet its capital and liquidity needs, including the performance of the financial markets, standards and factors used by various credit rating agencies, financial covenants in credit agreements, and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies. Any significant change in the performance of the financial markets negatively affecting the Company's ability to secure sources of capital, or changes in the standards used by credit rating agencies which adversely impact PMI's claim-paying ability rating, or changes in the insurance laws of Arizona, Florida or Wisconsin that restrict the ability of PMI, APTIC or CMG to pay dividends at currently permissible levels, could adversely affect the Company's ability to maintain capital resources to meet its business needs, and thereby have a material, adverse affect on the Company's financial condition, liquidity and results of operations.


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

CHANGES IN COMPOSITION OF INSURANCE RISK WRITTEN; POOL INSURANCE

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At September 30, 1998, 46.3% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At September 30, 1998, 2.8% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a pool insurance product to state housing finance authorities and certain lenders. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $201 million in the third quarter of 1998, and $369 million in the nine months ended September 30, 1998. Management expects new pool risk written to increase significantly throughout the year and into 1999. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations. See Rating Agencies, above.

POTENTIAL INCREASE IN CLAIMS

Mortgage insurance coverage generally cannot be canceled by PMI and remains renewable at the option of the insured for the life of the loan. As a result, the impact of increased claims from policies originated in a particular year generally cannot be offset by premium increases on policies in force or mitigated by nonrenewal of insurance coverage. There can be no assurance, however, that the premiums charged will be adequate to compensate PMI for the
risks and costs associated with the coverage provided to its customers.   See
Rating Agencies, above.

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

REGIONAL CONCENTRATION

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 18.3%, 7.3%, and 7.0% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.15%, 3.04% and 2.13% compared with 2.20% nationwide as of September 30, 1998.

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE

In December 1993, PMI entered into a Reinsurance Treaty with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. The parties are in the process of seeking regulatory approval to complete the assumption of the mortgage pool insurance policies. Until Forestview has assumed directly such mortgage pool insurance policies, PMI will remain primarily liable on the unassumed policies. Forestview's claims-paying ability is currently rated "AA" by Fitch IBCA. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P") in 1997. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties' ability to timely consummate the assumption transaction. Pursuant to this agreement, PMI ceded $7.1 million of pool premiums to Forestview and Forestview reimbursed PMI for pool claims on the covered policies in the amount of $23.0 million in the nine months ended September 30, 1998. It is anticipated that additional pool claims significantly in excess of pool premiums will be paid in 1998 and beyond. As of September 30, 1998, the Company has a $55.6 million reinsurance recoverable from

Forestview, of which $49.6 million is related to estimated claims not yet received. The failure of Forestview to meet its contractual commitments would materially and adversely affect the Company's financial condition and results of operations.

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

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                              SEPTEMBER 30, 1998

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 5 - OTHER INFORMATION

On October 19, 1998 the Year 2000 Information and Readiness Disclosure Act (the "Y2K Disclosure Act") was adopted. The Y2K Disclosure Act is intended to promote the exchange of information about Year 2000 issues and address concerns about additional liability arising from Year 2000 statements. The Year 2000 Issue arises from computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in all phases of a company's operations. Generally, the Y2K Disclosure Act provides that no disclosure identified as a Year 2000 statement or readiness disclosure, shall be admissible against the maker of the disclosure to prove the accuracy or truth of any Year 2000 statement in such disclosure unless the statement is material, and the statement is made with actual knowledge that it is false, misleading, or inaccurate, or with intent to deceive, or with reckless disregard as to the accuracy of the statement. Specifically excluded from protection under the Y2K Disclosure Act are actions brought under the federal securities laws for statements contained in any documents or materials filed with the Securities and Exchange Commission or with federal banking regulators in connection with the registration of securities by a bank.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

               (b)  Reports on Form 8-K:

                    (i) On September 29, 1998, TPG filed a report on Form 8-K to announce that its Board of Directors adopted amendments to the Corporation's By-Laws,
                    (ii) On October 8, 1998, TPG filed a report on Form 8-K to announce that the House approved an appropriations bill (H.R. 4194) for the Veteran Affairs ("VA") and Department of Housing and Urban Development ("HUD");
                    (iii) On October 15, 1998, TPG filed a report on Form 8-K to announce its third quarter earnings and financial results for the period ended September 30, 1998; and
                    (iv) On October 23, 1998, TPG filed a report on Form 8-K to announce adoption of The Omnibus Spending Bill of 1999, which contained legislation repealing section 202 of H.R. 4194.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 16, 1998.


                                                 THE PMI GROUP, INC.



                                                 /s/  John M. Lorenzen, Jr.
                                                 -------------------------------
                                                 John M. Lorenzen, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer



                                                 /s/  William A. Seymore
                                                 -------------------------------
                                                 William A. Seymore
                                                 Vice President and Chief
                                                 Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------

11.1           Computation of Net Income Per Share

27.1           Financial Data Schedule