Form 10-Q/A
period 1998-09-30
PMI GROUP INC
filed 1998-11-18
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                FORM 10 - Q/A


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

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                       ---------------------------------

                                  Form 10-Q/A

                              Amendment to Item 2
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                                 Third Quarter
                                     1998

     The PMI Group, Inc., hereby amends its Form 10-Q for the quarter ended September 30, 1998 dated and filed with the Securities and Exchange Commission on November 16, 1998 by deleting from Item 2 thereof the following sentence:

     "Risk in force under risk-share programs, excluding pool insurance, represented approximately 9.5% of total risk in force at September 30, 1998."

and replacing such deleted language with the following corrected sentence:

     "Risk in force under risk-share programs with PMI's customers, excluding pool insurance, represented less than two percent of total risk in force at September 30, 1998."

Item 2 as amended and restated in its entirety is attached hereto. Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

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

A secondary factor contributing to the increase in new policies issued was the growth in PMI's market share in the third quarter of 1998. PMI's market share of NIW increased to 15.2% in the three months ended September 30, 1998 from 13.3% in the corresponding period of 1997. On a combined basis with CMG, market share increased to 16.6% in the third quarter of 1998 compared with 14.5% in the corresponding period of 1997. The increase in market share was primarily due to the expansion of value-added products and services, primarily contract underwriting, and a government sponsored enterprises ("GSE") pool insurance product offered to selected customers and entities. New pool risk written was $201 million in the third quarter of 1998 compared with $101 million in the second quarter of 1998. Risk in force under risk-share programs with PMI's customers, excluding pool insurance, represented less than two percent of total risk in force at September 30, 1998. Management expects the percentage of the Company's total risk represented by risk-share programs and pool risk will continue to increase in the foreseeable future. See Cautionary Statement and Factors That May Affect Future Results and Market Price of Stock - Changes in Composition of Insurance Risk Written; Pool Insurance.

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

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 18, 1998.


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