Form 10-K
period 1998-12-31
PMI GROUP INC
filed 1999-03-30
CIK 935724

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13664

                              THE PMI GROUP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                601 Montgomery Street              94-3199675
(State of Incorporation)   San Francisco, California 94111    (I.R.S. Employer
                               (Address of principal         Identification No.)
                                executive offices)

                                 (415) 788-7878
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
-------------------------------   ----------------------------------------------
 Common Stock, $.01 par value                 New York Stock Exchange
                                                 Pacific Exchange

Preferred Stock Purchase Rights               New York Stock Exchange
                                                 Pacific Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on February 26, 1999 was $1,297,762,997 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

  Number of shares outstanding of the Registrant's common stock, as of the close of business on February 26, 1999: 30,093,055.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Items 6 through 8 of Part
II. Portions of the Proxy Statement for registrant's 1999 Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Items 10 through 13 of Part III. The Exhibit Index is located on page 54.

                               TABLE OF CONTENTS

PART I..........................................................................................   3

Cautionary Statement

 Item 1. Business...............................................................................   3
  A. General....................................................................................   3
  B. Products...................................................................................   4
  C. Industry Overview..........................................................................   6
  D. Competition and Market Share...............................................................   7
  E. Customers..................................................................................  10
  F. Business Composition.......................................................................  10
  G. Sales, Product Development and Underwriting Personnel......................................  12
  H. Underwriting Practices.....................................................................  13
  I. Affordable Housing.........................................................................  16
  J.  Defaults and Claims.......................................................................  16
  K. Reinsurance................................................................................  24
  L. Claims-Paying Ability Ratings..............................................................  25
  M. Investment Portfolio.......................................................................  26
  N. Other Businesses...........................................................................  26
  O. Regulation.................................................................................  28
  P. Employees..................................................................................  32
  Q. Statements and Risk Factors Concerning the Company's Operations and Future Results.........  32

 Item 2. Properties.............................................................................  39

 Item 3. Legal Proceedings......................................................................  39

 Item 4. Submission of Matters to a Vote of Security Holders....................................  39

PART II.........................................................................................  41

 Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters..............  41
  Common Stock..................................................................................  41
  Preferred Stock...............................................................................  41
  Payment of Dividends and Policy...............................................................  41

 Item 6. Selected Financial Data................................................................  42

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..  42

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................  42

 Item 8. Financial Statements and Supplementary Data............................................  42

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  42

PART III........................................................................................  42

 Item 10. Directors and Executive Officers of the Registrant....................................  42

 Item 11. Executive Compensation................................................................  42

 Item 12. Security Ownership of Certain Beneficial Owners and Management........................  43

 Item 13. Certain Relationships and Related Transactions........................................  43

PART IV.........................................................................................  43

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  43

INDEX TO EXHIBITS...............................................................................  54

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes", "expects", "anticipates", "estimates", or similar expressions, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) the statement that management believes any increase in the GSEs loan limit eligible for their purchase may positively affect the number of loans eligible for mortgage insurance and may have the effect of increasing the size of the insurance mortgage market; (ii) the statement that management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase; (iii) the statement that management also believes the number of contract underwriters deployed by the Company will decrease as mortgage origination volumes decline; and (iv) the statement that although management expects that California should continue to account for the majority of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline for the foreseeable future. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in section Q. "Statements and Risk Factors Concerning the Company's Operations and Future Results" (Risk Factors "RF# 1-14") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


PART I

Item 1. Business

A.  General

The PMI Group, Inc. ("TPG"), a Delaware corporation, is a holding company which conducts its residential mortgage insurance business through its direct wholly-owned subsidiaries PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation, Residential Guaranty Co. ("RGC"), an Arizona corporation, Residential Insurance Co. ("RIC"), an Arizona corporation, TPG Insurance Co. ("TIC"), a Vermont corporation, and PMI Mortgage Guaranty Co. ("PMG"), an Arizona corporation. TPG also conducts non-residential mortgage insurance business through its wholly-owned subsidiaries American Pioneer Title Insurance Company ("APTIC"), a Florida corporation, TPG Segregated Portfolio Company ("TSPC"), a Cayman Islands corporation, and PMI Capital I, a Delaware trust. In addition, PMI owns all of the outstanding common stock of PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting, and PMI Securities Co. ("SEC"), a Delaware corporation, which is an inactive broker-dealer. PMI is licensed in all 50 states of the United States and the District of Columbia. TPG and its subsidiaries are collectively referred to as the "Company". PMI also owns 50% of the outstanding shares of common stock of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation, which also conducts a residential mortgage insurance business. CMG is accounted for on the equity method in the Company's consolidated financial statements. TPG is also a principal investor in RAM Reinsurance Company Ltd. ("RAM Re"), a financial guaranty reinsurance company based in Bermuda.

TPG, through PMI and CMG, is one of the leading residential mortgage insurers in the United States. In addition to primary mortgage insurance, TPG subsidiaries provide title insurance, contract underwriting and various services and products for the home mortgage finance industry. PMI was founded in 1972 and was acquired by Allstate Insurance Company ("Allstate") in 1973. In April 1995, Allstate sold approximately seventy percent of the common stock of TPG in an initial public offering (the "IPO"). In April 1998, Allstate exchanged most of its holdings of TPG common stock to redeem its Exchangeable Notes due on April 15, 1998. The Notes were sold to the public concurrently with the IPO. Currently, Allstate has no significant holdings of TPG common stock. At December 31, 1998, the Company's total assets were $1.8 billion and its shareholders' equity was $1.1 billion.

B.  Products

There are two principal types of private residential mortgage insurance, both of which insure a mortgage lender or investor in mortgage loans against borrower default: "primary" and "pool." Primary insurance provides mortgage insurance coverage to lenders who receive a down payment of 20% or less from a borrower. This includes mortgage insurance coverage for lenders for mortgages with: (i) loan-to-value ratios ("LTVs") of 85% and below, (ii) LTVs in excess of 85% and less than or equal to 90% ("90s"); (iii) LTVs in excess of 90% and less than or equal to 95% ("95s"); and (iv) LTVs in excess of 95% and less than or equal to 97% ("97s"). At December 31, 1998, the Federal National Mortgage
Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), generally the primary investors in mortgage loans, required that 90s have 25% coverage, and 95s and 97s have 30% coverage. Fannie Mae and Freddie Mac are collectively referred to as government-sponsored enterprises ("GSEs"). The GSEs recently announced programs which provide for reduced mortgage insurance coverage requirements. (See "D. Competition and Market Share", below and RF3). The coverage percentage insured by PMI is determined by the lender, usually to comply with Fannie Mae and Freddie Mac requirements to reduce the loss exposure on loans purchased by them. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit.

Primary Insurance

PMI provides primary insurance coverage, insuring lenders and mortgage loan investors against borrower default on individual first lien mortgage loans on one-to-four unit residential properties, including condominiums. PMI and other private mortgage insurers have no limit as to the maximum principal balance of loans for which they may issue mortgage insurance. Primary coverage can be used on any type of residential mortgage loan instrument approved by PMI and is generally underwritten on a loan-by-loan basis. (See "H. Underwriting Practices", below.) Primary mortgage insurance provides mortgage default protection to lenders or investors on individual loans. PMI's obligation to an insured with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. In lieu of paying the coverage percentage of the claim amount, PMI has the option of: (i) paying the entire claim amount and taking title to the mortgaged property, or (ii) in the case of certain sales, paying the difference between the sales proceeds received by the insured and the claim amount up to a maximum of the coverage percentage. See "J. Defaults and Claims--Claims", below.

PMI offers coverage ranging from 4% to 42% of the total of the outstanding loan principal, delinquent interest and certain expenses associated with a default and the subsequent foreclosure of a mortgage loan ("claim amount"). The percentage of the total claim amount subject to payment by PMI in the event of a claim on a mortgage loan that is the subject of primary insurance ("coverage percentage") was predominantly in the 25% to 30% range for primary new insurance written ("NIW") for the year ended December 31, 1998. The average coverage percentage for PMI was 24.9% of NIW for the year ended December 31, 1998. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the indebtedness to the insured. Coverage in excess of 25% of the indebtedness to the insured ("deep coverage") must be reinsured. To minimize reliance on third party reinsurers on deep coverage business, TPG formed RGC, RIC, TIC and PMG to provide reinsurance of such deep coverage to PMI and CMG. (See "K. Reinsurance", below.). At December 31, 1998, PMI's average coverage percentage on insurance in force was 23.9%. See "C. Industry Overview--Fannie Mae and Freddie Mac", below.

Mortgage insurance coverage cannot be canceled by PMI, except for nonpayment of premiums or certain material violations of PMI's Master Policy. Mortgage insurance coverage can be canceled by the insured at any time. Generally, mortgage insurance remains renewable at the option of the insured at a rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force or mitigated by nonrenewal of insurance coverage. (See RF4). Mortgage insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, which in turn remits the premiums to the mortgage insurer. PMI has the following basic types of premium payment plans.

  Monthly Premium. A premium payment plan in which premiums are paid monthly over the term of the coverage ("Monthly Premium Plan"). Under PMI's Monthly Premium Plan only one or two months' of premium is paid at the mortgage loan closing, and thereafter monthly premiums are collected by the loan servicer for monthly remittance to PMI. PMI also offers a plan under which the first monthly premium is payable at the time the first monthly mortgage payment is due ("pmiNU MONTHLY/SM/"). The pmiNU MONTHLY/SM/ plan helps reduce the amount a borrower would typically have to pay at closing, thereby increasing mortgage loan affordability. Monthly Premium and pmiNU MONTHLY/SM/ Plans represented 97.5% of NIW in 1998. Beginning in April 1999, PMI will offer two new monthly premium products, pmiNU MONTHLY Premier/SM/, and pmiMonthly Premier/SM/, which offer the option to finance a portion of the premium, or to pay a larger portion of the premium up-front to receive a lower monthly premium. These new products are designed to compete with the GSEs' programs which require the payment of an additional fee for a further reduction in mortgage insurance coverage. See "D. Competition and Market Share", below and RF3.

  Single Premium. A premium payment plan that requires an initial premium payment that extends coverage for more than one year and involves a lump-sum payment at the loan closing ("Single Premium Plan"), which may be refundable if the coverage is canceled by the insured lender (which generally occurs when the loan is repaid or the value of the property has increased significantly). The single premium can be financed by the borrower by adding it to the principal amount of the mortgage and generally covers the greater of 10 years or amortization of the underlying loan to an 80% LTV. Single Premium Plans represented 1.7% of NIW in 1998.

  Annual Premium. A premium payment plan that requires the payment of the first-year premium at the time of mortgage loan closing and annual renewal premium payments in advance each year thereafter ("Annual Premium Plan"). Renewal payments generally are collected in monthly installments from the borrower along with the mortgage payment and held in escrow by the loan servicer for annual remittance to PMI in advance of each renewal year. Annual Premium Plans represented 0.8% of NIW in 1998.


Pool Insurance

During the fourth quarter of 1997, PMI began offering a pool insurance product to state housing finance authorities GSEs as part of PMI's value added strategy. New risk written for this product was $450.3 million for the year ended December 31, 1998 and was not significant for 1997. This product is similar in structure to the pool insurance product previously offered by PMI during 1990 - 1993, but has better risk management characteristics, including lower stop loss limits, improved nationwide geographic diversification and lower LTVs risk in force under pool insurance programs with PMI's customers represented approximately two percent of the $19.3 billion total primary risk in force at December 31, 1998. See RF10.

Risk-Sharing Products

In addition to standard primary and pool insurance, PMI offers: (i) layered co-insurance, a primary mortgage insurance program for a covered loan for which a mortgage originator or a state housing authority retains liability for losses above a certain level of aggregate losses and below a second specified level of aggregate losses, above which the mortgage insurer retains liability; (ii) pmiADVANTAGE/SM/, a lender-paid primary mortgage insurance program that provides reductions from standard rates based on the quality of the business generated;
(iii) pmiCAPTIVE/SM/, a captive reinsurance program that allows a reinsurance company, generally an affiliate of the lender, to assume primary mortgage insurance default losses at a specified entry point up to a maximum aggregate exposure, up to an agreed upon amount of total coverage; (iv) performance assurance agreements, for which PMI compensates lenders to cover a layer of losses in excess of a specified level of losses associated with business generated by the lender; and (v) pmiEXTRA/SM/ coverage, a product which provides an additional layer of primary mortgage insurance coverage (up to 15%) on all insured loans in a portfolio sold to GSEs. TPG also offers performance notes, a program whereby TPG issues an unsecured, private placement note that pays a base rate of interest plus, if appropriate, a performance addition. The interest rate on the note varies based on the performance of the lender's book of business written during the origination period. To date the risk-sharing products have not represented a significant portion of PMI's or TPG's revenues. Several of the above risk-sharing products, as well as pool insurance, are the subject of pending regulatory reviews. Management is unable to predict the impact of these regulatory issues on these products. See "D. Competition and Market Share" and "RF2 and RF8".


C.  Industry Overview

Fannie Mae and Freddie Mac

The GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, providing a direct link between the primary mortgage origination markets and the capital markets. The GSEs are permitted to purchase conventional high- LTV mortgages only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required by the loan originations. Because loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and/or Freddie Mac without having to hold such capital, they are motivated to purchase mortgage insurance from insurers deemed eligible by the GSEs. PMI is an authorized mortgage insurer for the GSEs. See "O. Regulation", below.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. One of the GSEs eligibility requirements is that private mortgage insurers, including PMI, must at least maintain an AA- rating with any public national rating agency. Any change in PMI's existing eligibility status, primarily its claims-paying ability rating from the various rating agencies, could have a material and adverse effect on the Company's financial condition and results of operations. See RF5

Effective January 1, 1999 Fannie Mae and Freddie Mac announced increases in the maximum principal balance of loans eligible for purchase by Fannie Mae and Freddie Mac to $240,000. Since the GSEs are the primary investors in mortgage loans, they have the ability to implement new eligibility requirements for mortgage insurers, change the pricing arrangements for purchasing retained participation mortgages as compared to insured mortgages or alter or liberalize underwriting standards on low down payment mortgages they purchase. Private mortgage insurers, including PMI, are affected by such changes implemented by Fannie Mae or Freddie Mac. See "D. Competition and Market Share", "O. Regulation", and RF2 and RF3.

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

TPG believes that the GSEs' announced goals for 1998 were that at least 42% of the units financed by each GSE be low- and moderate-income housing, and that approximately 25% of such units be in underserved areas (which are defined as census tracts with either a median income no greater than 90% of area median, or with a median income no greater than 120% of area median income and a minority population of at least 30%). TPG believes that the GSEs' goals to expand purchases of affordable housing loans have increased the overall size of the total mortgage insurance market because such loans are traditionally in excess of 80% LTV, with a majority being in excess of 90% LTV.

Freddie Mac's and Fannie Mae's automated underwriting services, Loan Prospector/SM/ and Desktop Underwriter/TM/, respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. See "H. Underwriting Practices--Role of Technology, and Delegated Underwriting", below.

Fannie Mae's and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if: (a) the borrower has a satisfactory payment record with no payment more than 30 days delinquent in the 12 month period preceding the request for cancellation; and (b) the unpaid principal balance of the mortgage is not greater than 80% of the original value of the property. The Home Owners Protection Act of 1998 (the "Act"), which is effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, and which closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans which are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. See "O. Regulation", and RF4, below.


D.  Competition and Market Share

The U.S. private mortgage insurance industry consists of nine active mortgage insurers, including Mortgage Guaranty Insurance Corporation ("MGIC"), GE
Capital Mortgage Insurance Corporation ("GEMICO"), an affiliate of GE Capital Corporation, and United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc. PMI, including CMG, is the third largest private mortgage insurer in the United States based on new primary insurance written in 1998 and direct primary insurance in force at December 31, 1998. (Source: Inside Mortgage Finance.) In 1998, MGIC possessed the largest share of the private mortgage insurance market, with approximately 23.1% of NIW, and GEMICO, PMI and UGC had market shares of approximately 16.4%, 16.2% and 12.7%, respectively. (Source: Inside Mortgage Finance.) PMI's 1998 market share percentage includes 1.3% of the market held by CMG. See Part II, Item 7-- "Management's Discussion And Analysis Of Financial Condition And Results of Operations", and RF2.

The following table indicates the market share by private mortgage insurer based on NIW over the past five years:

                                                         Private Mortgage Insurance Industry Market Share
                                                                      Year Ended December 31,
                                                    ------------------------------------------------------------
                                                      1998         1997         1996        1995         1994
                                                    ---------   ----------   ----------   ----------  ----------
      Mortgage Guaranty Insurance Corp.               23.1 %       26.4 %       25.5 %      27.4 %       25.7 %
      GE Capital Mortgage Insurance Corp.             16.4         16.5         18.5        20.1         27.6
      PMI Mortgage Insurance Co. (1)                  16.2         13.8         14.7        13.5         13.8
      United Guaranty Corp.                           12.7         12.8         12.7        12.9         13.3
      Commonwealth Mortgage Assurance Co.             11.3         11.3          9.7         9.6          7.8
      Republic Mortgage Insurance Co.                  9.7         10.3         11.2         9.7          8.7
      Amerin Guaranty Corp.                            8.1          6.5          6.0         5.3          1.9
      Triad Guaranty Insurance Corp.                   2.5          2.4          1.7         1.5          1.2
                                                    ---------   ----------   ----------   ----------  ----------
           Total                                     100.0 %      100.0 %      100.0 %     100.0 %      100.0 %
                                                    =========   ==========   ==========   ==========  ==========

Source: Inside Mortgage Finance

(1) Includes CMG.


The following table indicates the market share by private mortgage insurer for each quarter in 1998:

                                                     Private Mortgage Insurance Industry Market Share
                                                                    1998 by Quarter
                                              -----------------------------------------------------------
                                                 4Q 1998         3Q 1998         2Q 1998       1Q 1998
                                              -------------   -------------   -------------   -----------
Mortgage Guaranty Insurance Corp.                     22.2 %          23.2 %          23.1 %        24.1 %
PMI Mortgage Insurance Co. (1)                        16.4            16.6            16.3          15.0
GE Capital Mortgage Insurance Corp.                   15.4            17.1            17.1          16.2
United Guaranty Corp.                                 13.3            12.3            12.4          12.4
Commonwealth Mortgage Assurance Co.                   11.5            11.3            10.7          11.7
Republic Mortgage Insurance Co.                        9.7             9.8             9.8           9.7
Amerin Guaranty Corp.                                  8.7             7.3             8.2           8.3
Triad Guaranty Insurance Corp.                         2.8             2.4             2.4           2.6
                                              -------------   -------------   -------------   -----------
     Total                                           100.0 %         100.0 %         100.0 %       100.0 %
                                              =============   =============   =============   ===========

Source: Inside Mortgage Finance

(1) Includes CMG.

PMI and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs which accounted for 43.7%, 45.6%, and 44.8% for 1998, 1997 and 1996, respectively, of all loans insured or guaranteed(2). Effective January 1, 1999, the Department of Housing and Urban Development announced an increase in the maximum individual loan amount that FHA can insure to $208,800 from

$197,620. The maximum individual loan amount that the VA can insure is $203,150. (See RF2). Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure.

  (2) According to data from the Department of Housing and Urban Development ("HUD"), VA and Inside Mortgage Finance.

The Omnibus Spending Bill of 1999, signed into law on October 21, 1998 streamlined the FHA down payment formula by eliminating tiered minimum cash investment requirements and establishing maximum loan-to-value ratios based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. See RF2.

The following table indicates the relative share of the mortgage insurance market based on NIW by FHA/VA and private mortgage insurers over the past five years.

        Federal Government and Private Mortgage Insurance Market Share

                                                           Year Ended December 31,
                                         ------------------------------------------------------------
                                            1998        1997         1996         1995        1994
                                         ----------  ----------   ----------   ----------  ----------
      FHA/VA                                43.7 %      45.6 %       44.8 %       38.5 %      51.8 %
      Private Mortgage Insurance            56.3        54.4         55.2         61.5        48.2
                                         ----------  ----------   ----------   ----------  ----------
           Total                           100.0 %     100.0 %      100.0 %      100.0 %     100.0 %
                                         ==========  ==========   ==========   ==========  ==========

Fannie Mae and Freddie Mac announced an increase in the maximum single-family principal balance loan limit eligible for their purchase from $227,150 to $240,000 effective in 1999. Since the GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and/or Freddie Mac. Loan originators are motivated to purchase mortgage insurance from insurers deemed eligible by the GSEs. Because PMI is an authorized mortgage insurer for the GSEs, management believes any increase in the GSEs loan limit eligible for their purchase may positively affect the number of loans eligible for mortgage insurance and may have the effect of increasing the size of the mortgage insurance market. See "C. Industry Overview", above, and RF3.

Freddie Mac and Fannie Mae both recently announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSE's automated underwriting services, Loan Prospector/SM/ and Desktop Underwriter/TM/, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5% down payment (a 95% LTV), from 30% to 25% of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10% down payment (a 90% LTV loan), from 25% to 17% of the mortgage loan covered by MI. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate. See RF3.

The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The Office of Thrift Supervision has also recently granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. See "O. Regulation", and RF2.

PMI and other private mortgage insurers also compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high-LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. The Federal Deposit Insurance Corporation and other banking regulators recently approved rules to be effective April 1, 1999 that would require national banks to hold almost twice as much risk-based capital to cover possible defaults on the 80/10/10 products when the lender holds the first and second mortgage. State-chartered banks already are subject to the higher capital requirement. (See RF2). Any change in legislation which affects the risk-based capital rules imposed on banks and savings institutions, or which change the GSEs' insurance requirements may affect the desirability of foregoing insurance for lending institutions or the GSEs and, therefore, affect the size of the insurance mortgage market. See "O. Regulation", below.

In addition to captive reinsurance arrangements with subsidiaries of banks, mortgage insurers like PMI reinsure some portion of coverage issued to certain lenders with affiliates of those lenders and/or through uncaptive structures. TPG also issues performance notes to certain lenders or their affiliates, which notes pay a base rate of interest plus, if appropriate, a performance addition. PMI is pursuing various risk-sharing arrangements for certain of its customers, including offering various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate PMI or TPG for the risks associated with the coverage provided to its customers. Management is unable to predict the impact of these arrangements with non-bank captive reinsurers and uncaptive reinsurers, or the performance notes or their long-term competitive effect. See "K. Reinsurance" and RF4.

In addition to competition from federal agencies, PMI and other private mortgage insurers face limited competition from state-supported mortgage insurance funds. As of December 31, 1998, several states (among them California, Connecticut, Maryland, Massachusetts, New York, and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

For the year ended December 31, 1998, total mortgage originations according to Inside Mortgage Finance were estimated to be $1.5 trillion compared to $849.7 billion for the year ended December 31, 1997.

E. Customers

PMI insures mortgage loans funded by mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. See RF1.

For the year ended December 31, 1998, PMI's primary customers were mortgage bankers, with the balance of its customers being savings institutions, commercial banks and other mortgage lenders. Mortgage brokers originate loans on behalf of mortgage lenders and are not master policyholders. As a result, mortgage brokers are not the beneficiaries of policies issued by PMI. The beneficiary under the master policy is the owner of the insured loan and, accordingly, when a loan is sold, the purchaser of the loan is entitled to the policy benefits.


F.  Business Composition

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. PMI's policies for insurance coverage typically have a policy duration averaging five to seven years. Insurance coverage may be canceled by the policy owner or servicer of the loan at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. However, the GSE's have restrictions on changing mortgage insurance provider. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time.

The composition of PMI's direct primary risk in force, as summarized on the following table, reflects several changes over the five-year period from 1994 to 1998. The relatively low interest rates during this period resulted in an increasing percentage of mortgages insured by PMI at a fixed rate of interest, representing 89.7% of direct primary risk in force at December 31, 1998, up from 74.4% at year-end 1994. Based on PMI's experience, fixed rate loans represent less risk than adjustable rate mortgages ("ARMs") because claim frequency on ARMs is generally higher than on fixed rate loans. PMI charges higher premium rates for ARMs, 95s and 97s to compensate for the higher risk associated with such loans, although there can be no certainty that the differential in the higher premium rate will be adequate to compensate for the higher risk.

In 1995, the GSEs increased their coverage requirements to 30% and 25%, on 95s and 90s, respectively. PMI's percentage of risk in force with the higher coverage requirements has steadily increased since 1995, and the percentage of risk in force comprised of 95s with 30% coverage has increased from 28.8% for the year ended December 31, 1997 to 34.4%, for the year ended December 31, 1998. During the period between 1997 and 1998, PMI's amount of direct primary risk in force increased by 6.6% from $18.1 billion at December 31, 1997 to $19.3 billion at December 31, 1998. The direct primary risk in force increased by 4.4% for period between 1996 and 1997 from $17.3 billion, to $18.1 billion, at December 31, 1996 and 1997, respectively.

Recently Fannie Mae and Freddie Mac reduced the mortgage insurance coverage requirements for borrowers recommended for approval by their automated loan underwriting systems, Desktop Underwriter/SM/ and Loan Prospector/SM/, respectively. Management believes it is too early to assess impact of the Fannie Mae and Freddie Mac reduction of required levels of mortgage insurance on the Company's financial condition and results of operations. If the reduction in required levels of mortgage insurance were to become widely accepted by mortgage lenders and their customers, however, such reduction could have a materially adverse impact on the Company's financial condition and results of operations. See "D. Competition and Market Share", above and RF3.

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At December 31, 1998, 46.3% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At December 31, 1998, 3.3% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a pool insurance product. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan that did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $450.3 million for the year ended December 31, 1998. Management is uncertain about the amount of new pool risk that will be written in 1999, but believes total new pool risk written in 1999 will be less than the amount of pool risk written in 1998. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. See RF10.

The following table reflects the percentage of PMI's direct primary risk in force (as determined on the basis of information available on the date of mortgage origination) by categories and as of the dates indicated:

                                                   Direct Risk in Force

                                                                          As of December 31,
                                            -----------------------------------------------------------------------------
                                                 1998            1997            1996            1995            1994
                                            ------------     -----------     -----------     -----------     ------------
Direct Risk in Force (In millions)           $   19,324      $   18,092      $   17,336      $   15,130      $    13,243
                                            ============     ===========     ===========     ===========     ============
Lender Concentration:
     Top 10 Lenders (by original applicant)        30.0 %          27.8 %          26.0 %          22.5 %           20.4 %
                                            ============     ===========     ===========     ===========     ============
LTV:
     97s                                            3.3 %           1.8 %           1.1 %           0.4 %            0.0 %
     95s                                           46.3            46.2            43.6            40.2             35.7
     90s and below                                 50.4            52.0            55.3            59.4             64.3
                                            ------------     -----------     -----------     -----------     ------------
           Total                                  100.0 %         100.0 %         100.0 %         100.0 %          100.0 %
                                            ============     ===========     ===========     ===========     ============
Average Coverage Percentage                        23.9 %          24.3 %          22.4 %          21.2 %           20.1 %
                                            ============     ===========     ===========     ===========     ============
Loan Type:
     Fixed                                         89.7 %          83.3 %          80.6 %          76.8 %           74.4 %
     ARM                                            9.2            15.2            17.7            21.3             23.9
     ARM (scheduled/potential
                     negative amortization)         1.1             1.5             1.7             1.9              1.7
                                            ------------     -----------     -----------     -----------     ------------
          Total                                   100.0 %         100.0 %         100.0 %         100.0 %          100.0 %
                                            ============     ===========     ===========     ===========     ============
Mortgage Term:
     15 years and under                             5.3 %           6.3 %           9.4 %           8.6 %           10.3 %
     Over 15 years                                 94.7            93.7            90.6            91.4             89.7
                                            ------------     -----------     -----------     -----------     ------------
          Total                                   100.0 %         100.0 %         100.0 %         100.0 %          100.0 %
                                            ============     ===========     ===========     ===========     ============
Property Type:
     Single-family detached                        87.1 %          86.3 %          86.7 %          86.7 %           86.3 %
     Condominium                                    6.4             6.8             6.9             7.1              7.5
     Other (1)                                      6.5             6.9             6.4             6.2              6.2
                                            ------------     -----------     -----------     -----------     ------------
          Total                                   100.0 %         100.0 %         100.0 %         100.0 %          100.0 %
                                            ============     ===========     ===========     ===========     ============
Occupancy Status:
     Primary residence                             98.6 %          99.0 %          99.2 %          99.3 %           99.4 %
     Second home                                    1.0             0.8             0.6             0.5              0.3
     Non-owner occupied                             0.4             0.2             0.2             0.2              0.3
                                            ------------     -----------     -----------     -----------     ------------
          Total                                   100.0 %         100.0 %         100.0 %         100.0 %          100.0 %
                                            ============     ===========     ===========     ===========     ============
Loan Amount:
     $100,000 or less                              26.4 %          27.3 %          28.3 %          28.8 %           29.9 %
     Over $100,000 and up to $250,000              66.1            65.6            64.8            64.3             63.5
     Over $250,000                                  7.5             7.1             6.9             6.9              6.6
                                            ------------     -----------     -----------     -----------     ------------
          Total                                   100.0 %         100.0 %         100.0 %         100.0 %          100.0 %
                                            ============     ===========     ===========     ===========     ============

(1) Includes two-to-four unit dwellings, townhouses, row houses and cooperatives.


G.  Sales, Product Development and Underwriting Personnel

PMI employs a sales force and underwriting staff located throughout the country to sell its products, underwrite loans and provide services to lenders located throughout the United States. At December 31, 1998, PMI had 34 sales and underwriting service field and satellite offices located in 22 states. PMI's sales force receives compensation comprised of a base salary with incentive compensation tied to performance objectives. PMI's Product Development and Pricing Department has primary responsibility for advertising, sales materials, and the creation of new products and services. PMI's product development and underwriting management personnel are eligible to participate in a bonus plan; all other personnel are compensated solely by salary.

PMI's underwriting force have access to electronic data interchange and automated mortgage scoring systems which give them the ability to more efficiently process and underwrite both conforming and non-conforming loans to investors standards. See "H. Underwriting Practices - Role of Technology" below. PMI's Certificate Priority Center ("CPC"), in Dallas Texas is the central processing facility for underwriting data input and the issuance of PMI's insurance certificates. New policies processed at the CPC represented 38.3% of PMI's NIW in 1998 compared with 0.4% in 1997. During 1998, applications processed at the CPC represented 47.0% of all applications compared with 1.2% in 1997.

The Company, through MSC, provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Such contract underwriting services are provided for mortgage loans for which PMI provides mortgage insurance and for loans on which PMI does not. MSC also performs all of the contract underwriting activities of CMG. As a part of its contract underwriting services, PMI provides remedies which may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scope of these remedies are in addition to those contained in PMI's master primary insurance policies. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. New policies processed by contract underwriters represented 35.0% of PMI's NIW in 1998 compared with 21.6% in 1997. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. Management also believes the number of contract underwriters deployed by the Company will decrease as mortgage origination volumes decline. See RF7.


H.  Underwriting Practices

Risk Management Approach

PMI underwrites its primary business based upon the historical performance of risk factors of individual loan profiles, and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision making. PMI's underwriting process evaluates five categories of risk:

  . Borrower. An evaluation of the borrower's credit history is an integral part of PMI's risk selection process. In addition to the borrower's credit history, PMI analyzes several factors, including the borrower's employment history, income, funds needed for closing, and the details of the home purchase.

  . Loan Characteristics. PMI analyzes four general characteristics of the loan product to quantify risk: (i) LTV; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. Certain categories of loans are generally not insured by PMI because such loans are deemed to have an unacceptable level of risk, such as loans with scheduled negative amortization, and loans originated using limited documentation.

  . Property Profile. PMI reviews appraisals regarding methodology used to determine the property price.

  . Housing Market Profile. PMI places significant emphasis on the condition of regional housing markets in determining its underwriting guidelines. PMI analyzes the factors that impact housing values in each of its major markets and closely monitors regional market activity on a quarterly basis.

  . Mortgage Lender. PMI tracks the historical risk performance of all customers that hold a master policy. This information is factored into the determination of the loan programs that PMI will approve for various lenders.

PMI uses national and territorial underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. The national guidelines have developed over time and take into account PMI's loss experience and the underwriting guidelines of Fannie Mae and Freddie Mac.

PMI expects its internal and contract underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI's underwriting guidelines. Accordingly, PMI's underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and have discretionary authority to insure loans which are substantially in conformance with PMI's published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval. PMI also offers pre- and post-loan credit counseling to borrowers using the 97% product as an aid in managing the greater risks associated with 97s compared to 95s. See RF12

Underwriting Process

To obtain mortgage insurance on a specific mortgage loan, a master policyholder typically submits an application to one of PMI's regional underwriting offices, supported by various documents. Besides the standard full documentation submission program, PMI also accepts applications for insurance under a reduced documentation submission program (the "Quick Application Program"), which is limited to those lenders with a track record of high quality business. PMI's Quick Application Program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders' files on loans submitted under this program. The amount of business written under the Quick Application Program was 4.4% of PMI's NIW in 1998. PMI's Certificate Priority Center ("CPC"), in Dallas Texas, was designed to centralize the processing of data input for PMI's insurance certificates and to enhance operational productivity and efficiency, customer service and expense management. See "H. Sales, Product Development and Underwriting Personnel", above.

The documents submitted to PMI by the mortgage lender generally include a copy of the borrower's loan application, an appraisal report or other statistical evaluation on the property by either the lender's staff appraiser or an independent appraiser, a written credit report on the borrower and, under the standard full documentation submission program, a verification of the borrower's employment, income and funds needed for the loan closing (principally, down payment) and the home purchase contract. Once the loan package is received by PMI's home or field underwriting offices, key borrower, property and loan product information is extracted from the file by an underwriting staff member and analyzed by automated underwriting systems -- pmiAURA/SM/ and pmiTERRA/SM/. During 1998, 62.2% of applications received were approved by the automated underwriting systems. In 1997, 70.6% of applications received were approved by
the automated underwriting systems.   Such applications generally have favorable
risk characteristics, such as strong borrower credit ratings, low borrower debt-to-income ratios and stable borrower income histories. Any loans not automatically approved are referred to an underwriter for review of the entire insurance application package. The underwriter reviews the detailed systems analysis and borrower, loan and property profiles to determine if the risk is acceptable. The underwriter either approves, delays the final decision pending receipt of more information or declines the application for insurance. PMI generally responds within one business day after an application and supporting documentation is received.

PMI's rejection rate remained consistent with 1997 at approximately 8.0% for the year ended December 31, 1998. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted business and reduce the rejection rate.

Delegated Underwriting

PMI's Partner Delivered Quality Program (the "PDQ Program"), introduced in
1991, is a delegated underwriting program whereby approved lenders are allowed to determine whether loans meet program guidelines and requirements approved by PMI and are thus eligible for mortgage insurance. At present, over 1,000 lenders actively approve applications under the PDQ Program. PMI's delegated business accounted for 52.7% and 50.3% of PMI's

NIW in 1998 and 1997, respectively, and represented 37.3% of PMI's total risk in force at December 31, 1998. PMI believes the percentage of risk in force written under the PDQ Program will increase further in the future as the program is expanded to include additional qualified lenders. Delegated underwriting enables PMI to meet mortgage lenders' demands for immediate insurance coverage of certain loans. Such types of programs have now become standard industry practice.

Under the PDQ Program, customers utilize their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. Once the lender notifies PMI of an insured loan, key loan risk characteristics are evaluated by the pmiAURA/SM/ model to monitor the quality of delegated business on an ongoing basis. Additionally, PMI audits a representative sample of loans insured by each lender participating in the PDQ Program on a regular basis to determine compliance with program requirements. If a lender participating in the program tentatively commits PMI to insure a loan which fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions to coverage (for example, maximum loan-to-value criteria). Loans that are not eligible for the PDQ Program may be submitted to PMI for insurance coverage through the normal process. PMI's PDQ Program is also accessed through a customer interface with Freddie Mac's Loan Prospector/SM/ system. PMI has currently limited its interface participation with Loan Prospector/SM/ customers and/or lenders who are approved to use the PDQ program.

PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans because: (i) only qualified lenders who demonstrate underwriting proficiency are eligible for the program; (ii) only loans meeting average-to-above average underwriting eligibility criteria are eligible for the program; and (iii) PMI has the ability to monitor the quality of loans submitted under the PDQ Program with proprietary risk management tools and an on-site audit of each PDQ lender.


Role of Technology

PMI accepts applications for insurance electronically through an electronic data interchange ("EDI") link with a lender. EDI links, through pmiPAPERLESS/SM/, serve to reduce paperwork for both PMI and its customers, streamline the process by which mortgage insurance is applied for, reduce the number of errors associated with re-entering information, and increase the speed with which PMI is able to respond to applications, all of which can enhance PMI's relationship with lenders.

In 1987, PMI completed development of pmiAURA/SM/ in conjunction with Allstate. The system was initially developed utilizing five years of performance information from approximately 300,000 borrower profiles. The system employs claim and risk statistical models to predict the relative likelihood of default by a mortgage borrower. pmiAURA/SM/ assigns all applications received by PMI a risk score predicting the likelihood of default, and automatically refers certain applications to underwriters based on higher risk characteristics, territorial underwriting guidelines or other administrative requirements. PMI has updated the pmiAURA/SM/ database with performance data of over 2 million loans, and has added economic and demographic information to the database in order to enhance pmiAURA/SM/ predictive power. During 1997, the 4th generation of pmiAURA/SM/ was released which enabled the pmiAURA/SM/ system to generate three types of scores: a loan risk score that assesses the risk solely due to the borrower, loan and property characteristics independent of market risk; a market score which is a measure of the default risk due solely to the metropolitan area economic conditions; and the pmiAURA/SM/ Score, which combines the information in the loan risk and market scores. Also, the newest generation includes a revised credit score indicator. PMI intends to further update the model from time to time.

In 1991, the pmiTERRA/SM/ system was installed to complement pmiAURA/SM/ by providing a fully automated appraisal analysis, and currently contains over 900,000 residential property profiles. This analysis determines if the appraiser adequately supported the final estimate of value. A key ingredient in the pmiTERRA/SM/ appraisal model is a consideration of the health of the real estate market in which the property is located.

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

PMI, through its internal underwriting systems, provides its customers access to Freddie Mac's and Fannie Mae's automated underwriting services, Loan Prospector/SM/ and Desktop Underwriter/SM/, respectively, which are used as tools by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems.

As an added benefit, pmiAURA's/SM/ extensive database provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key factors. These reports allow PMI's underwriting management to monitor risk quality on a daily basis and to formulate long-term responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI's underwriting guidelines. PMI currently licenses pmiAURA/SM/ to approximately 25 customers or lenders, including 6 of the top 10 mortgage lenders, who use pmiAURA/SM/ as a tool to help understand more completely the risk profiles of the loans they originate and the applications PMI is most likely to approve. PMI, through The Customer Technology Division of MSC, makes available to all pmiAURA/SM/ licensees customer service, technical support and software upgrades. During 1998, pmiAURA/SM/, was approved by all four Wall Street rating agencies as an effective tool for establishing levels of credit support needed on securities backed by non-conforming, conventional loans.

I.  Affordable Housing

PMI insures residential mortgages identified by its customers as loans secured by properties owned and occupied by low- and moderate-income borrowers, or by borrowers who reside in areas targeted for community reinvestment or redevelopment ("affordable housing" loans). The percentage of affordable housing loans designated as such by lenders was 6.5% of new risk written in 1998, as compared to 9.10% in 1997. Management believes that affordable housing loans have higher risks than its other insured business. As a result, PMI has instituted various programs seeking to mitigate the higher risk characteristics of such loans.


J.  Defaults and Claims

Defaults

PMI's default rate has decreased to 2.31% at December 31, 1998 from the December 31, 1997 rate of 2.38%. This decrease was primarily due to an improvement in the national economy, and particularly California, and to an increase in policies in force. See RF12 and Part II Item 7 "Management's Discussion and Analysis of Financial Condition And Results of Operations".

PMI's claim process begins with the receipt of notification of a default from the insured on an insured loan. Default is defined in the master policy as the failure by the borrower to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify PMI of defaults no later than 130 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting in 1998 by PMI insureds was approximately within 60 days of the initial default. PMI has historically included all defaults reported by the lenders in its default inventory, regardless of the time period since the initial default. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and the level of interest rates. Defaults that are not cured result in a claim to PMI. See "Claims and Policy Servicing" below. Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage.

The following table shows the number of loans insured by PMI, the number of loans in default and the default rate.

                           Historical Default Rates
                         Total Insured Loans in Force

                                                                   Year Ended December 31,
                                           -------------------------------------------------------------------------
                                              1998           1997            1996           1995            1994
                                           -----------     ----------     -----------     ----------     -----------
Number of Insured Loans in Force              714,210        698,831         700,084        657,800         612,806
Number of Loans in Default                     16,528         16,638          15,326         13,022          11,550
Default Rate                                     2.31 %         2.38 %          2.19 %         1.98 %          1.88 %

Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below illustrate the impact of economic cycles on the various regions of the United States and the ten largest states by PMI's risk in force as of December 31, 1998.

                                            Default Rates by Region(1)

                                                          As of Period End,
                   ------------------------------------------------------------------------------------------------
                                 1998                                1997
                   ---------------------------------   ---------------------------------
Region             4th Q    3rd Q    2nd Q    1st Q    4th Q    3rd Q    2nd Q    1st Q     1996     1995     1994
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Pacific(2)          2.69 %   2.67 %   2.72 %   3.03 %   3.14 %   3.17 %   3.12 %   3.28 %   3.22 %   3.34 %   2.99 %
New England(3)      1.79     1.68     1.64     1.81     1.81     1.79     1.82     1.87     1.80     1.93     1.98
Northeast(4)        2.91     2.77     2.68     2.88     2.79     2.67     2.57     2.56     2.52     2.22     2.11
South
Central(5)          1.92     1.78     1.73     1.87     1.98     1.87     1.71     1.68     1.67     1.51     1.76
Mid-Atlantic(6)     2.37     2.23     2.22     2.40     2.35     2.29     2.17     2.15     2.03     1.65     1.60
Great Lakes(7)      1.98     1.94     1.88     1.88     1.86     1.75     1.56     1.63     1.82     1.21     1.28
Southeast(8)        2.39     2.16     2.10     2.35     2.31     2.13     2.05     1.99     1.93     1.53     1.41
North
Central(9)          1.96     1.91     1.78     1.95     1.95     1.75     1.67     1.65     1.61     1.31     1.03
Plains(10)          1.73     1.63     1.45     1.53     1.56     1.56     1.40     1.25     1.21     0.89     0.68
Total Portfolio     2.31     2.20     2.16     2.36     2.38     2.29     2.20     2.22     2.19     1.98     1.88

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

        PMI's Default Rates for Top 10 States by Total Risk in Force(1)

                     Percent of PMI's
                      Primary Risk in
                        Force as of                                  Default Rate
                       December 31,                               as of December 31,
                    --------------------     -------------------------------------------------------------
                           1998               1998         1997         1996          1995         1994
                      ----------------       --------     --------     --------      --------     --------
California                       17.6 %         3.15 %       3.73 %       3.81 %        4.08 %       3.72 %
Florida                           7.3           3.08         2.93         2.40          1.92         1.86
Texas                             7.2           2.18         2.25         2.04          1.85         2.29
New York                          4.9           2.98         2.94         2.59          2.30         2.00
Washington                        4.8           1.58         1.66         1.58          1.21         0.96
Illinois                          4.2           2.35         2.56         2.14          1.84         0.60
Virginia                          4.1           1.55         1.67         1.54          1.18         1.20
Pennsylvania                      4.1           2.64         2.38         2.13          1.91         1.72
Georgia                           4.0           2.01         1.87         2.59          2.26         2.14
Massachusetts                     3.9           1.67         1.67         1.73          1.91         2.04
Total Portfolio                 100.0 %         2.31 %       2.38 %       2.19 %        1.98 %       1.88 %

(1) Top ten states as determined by total risk in force as of December 31, 1998. Default rates are shown by states based on location of the underlying property.


Default rates on PMI's California policies decreased to 3.15% (representing 3,067 loans in default) at December 31, 1998, from 3.73% (representing 3,991 loans in default) at December 31, 1997. Claim sizes on California policies tend to be larger than the national average claim size due to higher loan balances relative to other states. (See "Claims and Servicing", below). Policies written in California accounted for approximately 48% and 64% of the total dollar amount of claims paid for the year ended December 31, 1998 and 1997, respectively. Although management expects that California should continue to account for the majority of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline for the foreseeable future. See RF11

The following table sets forth the dispersion of PMI's primary insurance in force and risk in force as of December 31, 1998, by year of policy origination since PMI began operations in 1972.

                               Insurance and Risk in Force by Policy Year

                                  Primary            Percent                 Primary           Percent
Policy Year                  Insurance in Force      of Total             Risk in Force        of Total
                            ---------------------   -----------         -------------------   -----------
                              ($ in thousands)                           ($ in thousands)
1972 - 1991                 $          4,226,669            5%          $          879,684            5%
1992                                   5,066,645            6%                     989,627            5%
1993                                  10,485,549           13%                   2,100,152           11%
1994                                   6,831,009            8%                   1,459,165            8%
1995                                   6,872,617            9%                   1,802,821            9%
1996                                   9,940,144           12%                   2,632,644           14%
1997                                  11,485,537           14%                   3,020,328           16%
1998                                  25,773,912           33%                   6,439,414           32%
                            ---------------------   -----------         -------------------   -----------
Total Portfolio             $         80,682,082          100%          $       19,323,835          100%
                            =====================   ===========         ===================   ===========

Claims and Servicing

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1993 through December 31, 1996 represents 42.3% of PMI's insurance in force at December 31, 1998. This substantial volume of PMI's business is in its expected peak claim period. Despite increasing coverage percentages and increasing mortgage principal amounts, direct primary claims paid by PMI in 1998 decreased to approximately $118.4 million compared with $147.1 million in 1997.

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

The following table sets forth the dispersion of PMI's primary insurance in force as of December 31, 1998, by year of policy origination and average coupon rate.

                            Insurance in Force by Policy Year
                                and Average Coupon Rate

                                As of December 31, 1998
                   -----------------------------------------------------

            Policy    Average                              Percent
              Year   Rate (1)                 IIF         of Total
            -------  ----------          ---------------  ----------
              1998        7.16 %         $   25,773,912        32.0 %
              1997        7.80               11,485,537        14.2
              1996        7.86                9,940,144        12.3
              1995        8.03                6,872,617         8.5
              1994        7.82                6,831,009         8.5
              1993        7.50               10,485,549        13.0
              1992        8.16                5,066,645         6.3
       1972 - 1991        9.10                4,226,669         5.2
                                         ---------------  ----------
             Total                       $   80,682,082       100.0 %
                                         ===============  ==========

(1)  Average coupon rate on 30 year fixed rate mortgages

Under the terms of PMI's master policy, the lender is required to file a claim with PMI no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. An insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys' fees. Such claim amount is subject to review and possible adjustment by PMI. Depending on the applicable state foreclosure law, an average of about 12 months elapses from the date of default to payment of a claim on an uncured default. PMI's master policy excludes coverage on loans secured by property with physical damage, whether caused by fire, earthquake or other hazard where the borrower's default was caused by an uninsured casualty.

PMI has the right to rescind coverage (and not pay a claim) if the lender, its agents or the borrower misrepresent material information in the insurance application. According to industry practice, a misrepresentation is generally considered material if the insurer would not have agreed to insure the loan had the true facts been known at the time of certificate issuance.

Within 60 days after a claim has been filed, PMI has the option of: (i) paying the coverage percentage specified in the certificate of insurance (usually 17% to 30% multiplied by the claim amount); (ii) in the event the property is sold pursuant to an arrangement made prior to or during the 60-day period after the claim is filed (a "prearranged sale"), paying the lesser of (A) 100% of the claim amount less the proceeds of sale of the property or (B) the coverage percentage multiplied by the claim amount, or (iii) paying 100% of the claim amount in exchange for the insured's conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired through the last option are included on PMI's balance sheet in other assets as residential properties from claim settlements (also known as "REO"). PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment. Generally, however, PMI settles by paying the coverage percentage multiplied by the claim amount. In 1998 and 1997, PMI settled 22.1% and 12.3%, respectively, of the primary claims processed for payment on the basis of a prearranged sale. In each of 1998 and 1997, PMI exercised the option to acquire the property on less than 4% of the primary claims processed for payment. At December 31, 1998, PMI owned $8.6 million of REO valued at the lower of cost or estimated realizable value.

The ratio of the claim paid to the original risk in force relating to such loan is referred to as claim severity and is a factor that influences PMI's losses. The main determinants of claim severity are the accrued interest on the mortgage loan and the foreclosure expenses. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales and other early workout efforts help to reduce overall severity. The average claim severity level has decreased from 99.9% in 1994 to 95.8% in the period from 1994 to 1998.


Technology for Claims and Policy Servicing

Technology is an integral part of the claims and policy servicing process and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies and improving customer service. PMI uses a personal computer-based automated claim-for-loss worksheet program, developed in 1987, which compiles pertinent data while automatically calculating the claim amount and predicting the best settlement alternative. To enhance efficiencies and ease of use for its customers, PMI developed Document Free ClaimEase/SM/, which is designed to require only an addendum to the uniform claim-for-loss worksheet, reducing paperwork and resulting in more rapid claims settlements. In addition, several technology tools have also been developed by PMI: pmiPHONE-CONNECT/SM/, which is a voice response application, enabling the insured to access PMI's database by using their telephones to inquire on the status of their coverage and get information on billings, refunds, coverage and renewals; pmiPC-CONNECT/SM/, which gives the insured the ability to dial into PMI's database using a modem-equipped personal computer to inquire about and update certain loan information, including the filing of claims; in 1998 PMI introduced an enhanced version of pmiPC-CONNECT/SM/ named pmiWEB-CONNECT/SM/ which provides access by the Insured to PMI's database via the Internet; PMI is also capable of receiving claims, handling premium billing, and loan sale transfers via EDI. To contain costs and expand internal efficiencies, PMI uses optical imaging in its claims functions, allowing PMI to eliminate the transfer and storage of documents relating to claims. PMI, through its automatic default reporting process ("ADR"), allows paperless reporting of default information by the insured.

In 1985, the Company adopted substantially more conservative underwriting standards that, along with increased prices and generally improving economic conditions in various regions, are believed by the Company to have contributed to the substantially lower cumulative loss payment ratios in 1985 and subsequent years. While the cumulative loss payment ratios of policy years 1985 through 1998 will increase over time, the cumulative loss payment ratios for each such year at December 31, 1994 is lower than the cumulative loss payment ratios for each of the years 1980 through 1984 at the same number of years after original policy issuance.

The following table sets forth cumulative losses paid by PMI at the end of each successive year after the year of original policy issuance ("policy year"), expressed as a percentage of the cumulative premiums written on such policies. This table further shows that, measured by cumulative losses paid relative to cumulative premiums written ("cumulative loss payment ratios"), the performance of policies originally issued in the years 1980 through 1984 was adverse, with cumulative loss payment ratios for those years ranging from 115.5% to 260.3% at the end of 1994. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the "Oil Patch" states.

 Years                            Percentage of Cumulative
 Since                    Losses Paid to Cumulative Premiums Written
 Policy
 Issue                               Policy Issue Year
         ---------------------------------------------------------------------------
            1980    1981    1982    1983    1984   1985   1986   1987   1988   1989
         ---------------------------------------------------------------------------
                                      (in percents)

   1         0.4     0.3     0.8     0.3     0.2      -    0.1      -      -      -
   2         9.2    18.7    30.3    11.8     8.0    4.4    1.5    0.4    0.1    0.3
   3        27.0    68.5    86.5    37.0    41.2   18.8    5.2    2.0    2.0    3.6
   4        48.6   106.0   132.9    80.3    82.2   35.4    8.8    5.1    6.1   10.9
   5        64.8   134.1   177.6   128.5   113.4   47.7   12.2    9.7   11.7   22.0
   6        74.5   160.0   230.0   165.0   126.2   56.7   15.7   13.1   18.6   32.4
   7        85.6   184.0   251.1   176.7   133.5   60.9   18.6   17.6   23.1   40.3
   8        98.3   196.9   265.4   183.8   138.5   63.1   21.4   20.7   26.2   45.6
   9       107.7   203.3   265.7   187.0   141.2   65.1   24.1   23.0   29.1   49.9
   10      111.3   205.3   264.3   189.0   141.9   65.3   25.8   25.1   31.9   51.6
   11      112.9   207.0   263.7   190.7   142.9   65.9   27.4   26.7   33.6
   12      114.2   208.8   264.5   191.3   142.5   65.8   28.5   27.8
   13      114.7   209.0   263.2   191.1   142.1   65.8   28.9
   14      115.1   209.8   262.1   190.6   141.8   65.9
   15      115.2   209.6   261.5   190.2   141.5
   16      115.4   209.3   260.8   189.8
   17      115.5   208.9   260.3
   18      115.6   208.6
   19      115.5

         --------------------------------------------------------------------
            1990    1991    1992    1993    1994   1995   1996   1997   1998
         --------------------------------------------------------------------
                                  (in percents)

   1           -       -       -       -       -    0.1      -    0.1      -
   2         0.7     0.8     1.2     1.0     1.0    2.8    3.5    2.3
   3         7.2     6.7     6.9     5.5     6.5   11.4    8.5
   4        17.9    16.8    16.3    13.4    14.6   15.5
   5        31.7    28.8    28.3    19.2    18.1
   6        41.7    39.8    37.1    21.2
   7        50.4    48.3    40.3
   8        56.6    51.4

The table also demonstrates the general improvement in PMI's cumulative loss payment ratios since policy year 1982. This reflects both improved claims experience for the more recent years and the higher premium rates charged by PMI beginning in 1984. Policy years 1986 through 1988 generally have had the best cumulative loss payment ratios of any years since 1980. Policy years 1989 through 1992 display somewhat higher loss payment ratios than 1986 through 1988 at the same age of development. This is due primarily to the increased refinancings of mortgages originated in policy years 1989 to 1992, resulting in reduced aggregate premiums, and to higher default rates on California loans, which have demonstrated relatively higher persistency.

Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on the Company's experience, the majority of claims occur in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination.

Loss Reserves

A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory, PMI (similar to other mortgage insurers) establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expense ("LAE") reserves and incurred, but not reported, reserves. These reserves are estimates and there can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. (See RF12). Consistent with industry accounting practices, PMI does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

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

PMI's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process, especially in light of the rapidly changing economic conditions over the past few years in certain regions of the United States. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future. Pool business loss reserving, is subject to the same assumptions and economic uncertainties as primary insurance, and generally involves the following process. PMI divides all currently pending Pool insurance delinquencies into six categories of delinquency, which connote progressively more serious stages of default (e.g., delinquent less than four months, delinquent more than four months, in foreclosure but no sale date set, etc.). A claim rate is selected for each category based on past experience and management judgement. Expected claim sizes, stated as a percentage of the outstanding loan balance on the delinquent loan, are similarly selected. The loss reserve is then generally calculated as the sum over all delinquent loans of the product of the outstanding loan balance, the claim rate and the expected claim size percentage.

PMI's Actuarial Services department performs the loss reserve analysis. On the basis of such loss reserve analysis, management believes that the loss reserves are, in the aggregate, computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations to which it is subject. Management believes that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of its policies and agreements. See RF12.

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

                                                               1998             1997              1996
                                                          --------------   --------------   --------------
                                                                         ($ in thousands)
Balance, January 1                                        $     202,387    $     199,774    $     192,087
Less reinsurance recoverable                                      6,067            5,287           17,899
                                                          --------------   --------------   --------------
Net balance, January 1                                          196,320          194,487          174,188
                                                          --------------   --------------   --------------
Losses and loss adjustment expenses
    (principally in respect of defaults occurring in)
        Current year                                            146,884          158,147          161,740
        Prior years                                             (11,168)          (5,890)          (9,331)
                                                          --------------   --------------   --------------
            Total losses and loss adjustment expenses           135,716          152,257          152,409
                                                          --------------   --------------   --------------
Losses and loss adjustment expense payments
    (principally in respect of defaults occurring in)
        Current year                                             12,503           27,700           23,353
        Prior years                                             111,056          122,724          108,757
                                                          --------------   --------------   --------------
            Total payments                                      123,559          150,424          132,110
                                                          --------------   --------------   --------------
Net balance, December 31                                        208,477          196,320          194,487
Plus reinsurance recoverable                                      6,782            6,067            5,287
                                                          --------------   --------------   --------------
Balance, December 31                                      $     215,259    $     202,387    $     199,774
                                                          ==============   ==============   ==============

As a result of changes in estimates of ultimate losses resulting from insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoverables) decreased by $11.2 million, $5.9 million, and $9.3 million in 1998, 1997 and 1996, respectively, due primarily to lower-than-anticipated losses in California. Such estimates were based on management's analysis of various economic trends (including the real estate market and unemployment rates) and their effect on recent claim rate and claim severity experience.


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

Forestview


In December 1993, PMI entered into a Reinsurance Treaty with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. Forestview's claims-paying ability is currently rated "AA" by Fitch IBCA. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P") in 1997. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties' ability to timely consummate the assumption transaction. Pursuant to this agreement, PMI ceded $9.0 million of pool premiums to

Forestview and Forestview reimbursed PMI for pool claims on the covered policies in the amount of $26.8 million in 1998. The failure of Forestview to meet its contractual commitments would materially and adversely affect the Company's financial condition and results of operations. See RF14.


Capital Mortgage

In March 1994, PMI entered into a quota share reinsurance agreement with Capital Mortgage Reinsurance Company ("Capital Mortgage") (claims-paying ability rating of "AA+" at December 31, 1998 from S&P) whereby PMI ceded to Capital Mortgage 5% of PMI's liability under its primary insurance policies written in 1993 through 1997 (and 5% of the related premiums). This agreement, which was canceled effective December 31, 1997, provides for a ceding commission to be paid by Capital Mortgage to PMI relating to premiums ceded. Capital Mortgage remains liable on a runoff basis for nine years (subject to either party's right to commute the agreement at six years) and receives renewal premiums on the ceded portion of the primary insurance in force at the time of cancellation of the agreement. See Part II, Item 8, Financial Statements Note 6--"Reinsurance."


Reinsurance Subsidiaries; RGC, RIC, PMG and TIC

Certain states limit the amount of risk a mortgage insurer may retain to 25% of the indebtedness to the insured and, as a result, the deep coverage portion of such insurance over 25% must be reinsured. To minimize reliance on third party reinsurers and to permit PMI and CMG to retain the premiums (and related risk) on deep coverage business, TPG formed several wholly-owned subsidiaries RGC, RIC, PMG and TIC to provide reinsurance of such deep coverage to PMI and CMG. PMI and CMG use reinsurance provided by its reinsurance subsidiaries solely for purposes of compliance with statutory coverage limits. While TPG's reinsurance subsidiaries generally have the ability to write direct mortgage insurance and to provide reinsurance to unaffiliated mortgage insurers, TPG currently intends to have its reinsurance subsidiaries write reinsurance solely for PMI and CMG. See RF2 and RF8

During 1997 PMI began issuing pool insurance to select companies. In connection with the pool policies issued, PMI may only retain 25% of the risk covered by such policies. PMI intends to reinsure the remaining risk though its affiliates, including RGC, PMG and other subsidiaries being formed. See "B. Products", above; "O. Regulation" and RF2, RF7, and RF8


L.  Claims-Paying Ability Ratings

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

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain an AA rating with any public national rating agency. See RF3 and RF5

M.  Investment Portfolio

Cash flow from the Company's investment portfolio represented approximately 48.0% of its total cash flow from operations during 1998. PMI's investment policy is to attain consistent, competitive after tax total returns. A strong emphasis is placed on providing a predictable, high level of income, while maintaining adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration. Fixed income investment duration is restricted to the estimated range of liability and surplus duration plus or minus 25%. In addition to satisfying state regulatory limits, minimum average fixed income credit quality of "A" rating must be maintained and no single credit risk may exceed 5% of total investments. At December 31, 1998, based on market value, approximately 96.6% of the Company's total investment portfolio was invested in securities rated "A" or better, with 61.1% rated "AAA" and 25.3% rated "AA," in each case by at least one nationally recognized securities rating organization.

The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position of the Company. During 1998, approximately 96% of the Company's investment portfolio was managed internally.

At December 31, 1998, the consolidated market value of the Company's investment portfolio was approximately $1.5 billion. At December 31, 1998, municipal securities represented 77.9% of the market value of the total investment portfolio. Securities due in less than one year, within one to five years, after ten years, and other represented 0.5%, 4.8%, 11.6%, 78.8% and 4.3%, respectively, of such total market value. The Company's net pre-tax investment income (excluding capital gains) was $84.7 million for the year ended December 31, 1998, which represented a pre-tax yield of 6.06% for the year, a decline from 6.14% for 1997. This decrease was the result of a decline in the average interest rate on investments in 1998 as compared to 1997. Net realized capital gains on the investment portfolio were $24.6 million and $19.6 million for 1998 and 1997, respectively. See Part II, Item 8, Financial Statements Note 3-- "Investments."


N.  Other Businesses

TPG seeks to supplement its core mortgage insurance business and enhance its customer relationships through ancillary businesses and may, from time to time, invest in joint ventures or acquire related businesses in whole or in part or diversify into other lines of business utilizing the Company's credit enhancement and/or mortgage default analysis skills. TPG, through certain subsidiaries, provides title insurance and various services and products for the home mortgage finance industry, such as contract underwriting and the licensing of its proprietary underwriting and real estate valuation systems.

Total revenues recognized for the year ended December 31, 1998 from TPG's businesses other than PMI constituted approximately 17.4% of the Company's consolidated revenues, compared with approximately 13.8% and 12.7%, respectively, in 1997 and 1996.


Ram Re

During the first quarter of 1998, TPG became a principal investor in RAM Reinsurance Company Ltd. ("RAM Re), the first AAA rated financial guaranty reinsurance company based in Bermuda. This strategic investment was consummated, in part, because of the perceived industry need for additional sources of highly rated financial guaranty capacity and because of the desire to diversify into similar business industries. Ram Re commenced business in 1998. Three executives of the Company serve as directors of Ram Re.

American Pioneer Title Insurance Co.

The Company acquired APTIC, a Florida-based title insurance company, in 1992 as part of its strategy to provide additional mortgage-related services to its customers. APTIC is licensed in 39 states and the District of Columbia. Although APTIC is currently writing business in 30 states, it primarily provides real estate title insurance on residential property in Florida. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy's coverage.

Based on direct premiums written during 1998, APTIC is ranked fifth among the 28 active title insurers conducting business in the State of Florida. For the year ended December 31, 1998, 77.3% of APTIC's premiums earned came from its Florida operations.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates, under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer, APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 93.8% and 94.1% of APTIC's premiums earned for the years ended December 31, 1998 and 1997, respectively.


CMG Mortgage Insurance Company

CMG offers mortgage guaranty insurance for loans originated by credit unions. CMG is operated as a joint venture between PMI and CUNA Mutual Investment Corporation ("CMIC"), with PMI having a 45% ownership interest from September 1994 to September 1998. Beginning October 1998 PMI's ownership increased to 50%. PMI and CMIC provide services to the venture, with CMIC providing primarily sales and marketing services and PMI providing primarily insurance operation services. CMIC is a part of the CUNA Mutual Group, which provides insurance and selected financial services to credit unions and their members in the United States and over 50 other countries.

As of December 31, 1998, CMG was licensed and operational in 49 states and the District of Columbia. CMG is approved as a mortgage insurer by both Fannie Mae and Freddie Mac, as well as by other purchasers of credit union originated mortgage loans. Since inception, CMG has issued approximately 1,300 master policies to credit union and credit union affiliated organizations nationwide. At December 31, 1998 CMG had $4.2 billion of primary insurance in force.

Under the terms of the joint venture arrangement, at the end of fifteen years or earlier under certain limited conditions, CMIC has the right to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI's interest in CMG for an amount equal to the then current fair market value. For this purpose, fair market value will be determined by agreement between PMI and CMIC, or failing such agreement, through appraisal by nationally recognized investment banking firms.

PMI Mortgage Services Co.

MSC, established in 1993, provides a variety of technical products and mortgage underwriting services through a staff of underwriters in 34 field offices. The Customer Technology Division of MSC provides technical products and services to PMI's customers. This department licenses use of pmiAURA/SM/ and pmiTERRA/SM/ to customers for a fee, assists PMI's customers in establishing EDI links with PMI, and provides other value added services.

The Risk Management Division of MSC provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to MSC. Such contract underwriting services are provided for mortgage loans for which PMI provides mortgage insurance and for loans on which PMI does not. MSC also performs all of the mortgage insurance underwriting activities of CMG. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Competition increased in 1998 among mortgage insurance companies for contract underwriting customers. Contract underwriting on-site is generally more expensive for the Company than underwriting a loan in-house and is becoming an increasingly popular method among mortgage lenders for processing loan applications.
Contract underwriting processed loans represented 35.0% of PMI's NIW for the year ended December 31, 1998 compared to 21.6% for the year ended December 31, 1997. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW and that customer demand for contract underwriting services will increase. Management also believes the number of contract underwriters deployed by the Company will decrease as mortgage origination volumes decline. See RF7.


O.  Regulation

State Regulation, Federal Legislation, and Fannie Mae and Freddie Mac

State Regulation.

General. The Company's insurance subsidiaries are subject to comprehensive, detailed regulation for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments (see "Investment Portfolio" above) and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing residential mortgage insurance business only. This restriction prohibits PMI, RGC, PMG, RIC and CMG from directly writing other types of insurance. However, the noninsurance subsidiaries of TPG are not generally subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

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

Because TPG is an insurance holding company and PMI, PMG, RGC and RIC are Arizona insurance companies, the Arizona insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between PMI and PMG, RGC and RIC and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of TPG, PMI or PMG, RGC and RIC unless such person files a statement and other documents with the Arizona Director of Insurance and obtains the Director's prior approval after a public hearing is held on the matter. In addition, material transactions between PMI and PMG, RGC and RIC and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with PMI or PMG, RGC and RIC. "Control" is presumed to exist if 10% or more of PMI's or PMG's, RGC's and RIC s voting securities is owned or controlled, directly or indirectly, by a person, although the Arizona Director of Insurance may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, since APTIC is domiciled in the State of Florida, TPG is also regulated as an insurance holding company under Florida law. The applicable requirements of Florida law are similar to the provisions of the Arizona insurance laws regulating insurance holding companies, with the exception that in Florida, regulatory approval must be obtained prior to the acquisition, directly or indirectly, of 5% or more of the voting securities of APTIC or TPG. Because CMG is domiciled in Wisconsin, TPG is also regulated as an insurance holding company under Wisconsin law. The applicable requirements of Wisconsin law are similar to those of Arizona law regulating insurance holding companies, except that the hearing to approve a change in control is optional in Wisconsin. For purposes of Arizona, Florida and Wisconsin law, "control" means the power to direct or cause the direction of the management of an insurer, whether through the ownership of voting securities, by contract other than a commercial contract for goods or nonmanagement services, or otherwise, unless the power is the result of an official position with or corporate office held by the person.

Reserves. PMI is required under the insurance laws of Arizona and certain other states to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. The insurance laws of the various states, including Florida, impose additional reserve requirements applicable to title insurers such as APTIC. For instance, title insurers must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute and are subject to limitations with respect to the level of risk they can assume on any one contract. At December 31, 1998, PMI had statutory policyholders' surplus of $165.4 million and statutory contingency reserve of $1,028.4 million. See Part II, Item 8, Financial Statements Note 14-- "Statutory Accounting."

Dividends. PMI's ability to pay dividends is limited under the insurance laws of Arizona. Such laws provide that: (i) PMI may pay dividends out of available surplus and (ii) without prior approval of the Arizona Insurance Directory, such dividends during any 12-month period may not exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. In accordance with Arizona law, PMI is permitted to pay ordinary dividends to TPG of $16.5 million in 1999 without prior approval of the Arizona Insurance Director. See Part II, Item 8, Financial Statements Note 13-- "Dividends and Shareholders Equity."

The laws of Florida limit the payment of dividends by APTIC to PMI in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. As a result, APTIC may be limited in its ability to pay dividends to PMI. CMG's ability to pay dividends to PMI is subject to the laws of Wisconsin.

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

Reinsurance. Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. Arizona prohibits reinsurance unless the reinsurance arrangements meets certain requirements, even if no statutory financial statement credit is to be taken. In addition, Arizona, Wisconsin and several other states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the insured's claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. See "K. Reinsurance" above.

Examination. PMI, APTIC, PMG, RGC and RIC and CMG are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. In lieu of examining a foreign insurer, the Commissioner may accept an examination report by a state that has been accredited by the NAIC.

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

The Home Owners Protection Act of 1998 (the "Act"), which is effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans which are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. Protected state laws are preempted if inconsistent with the Act. Protected state laws are consistent with the Act if they require: (i) termination of mortgage insurance at an earlier date or higher mortgage principal balance than required by the Act, or
(ii) disclosure of more, earlier, or more frequent information. States which enacted mortgage insurance cancellation laws on or before January 2, 1998, have until July 29, 2000 to make their statutes consistent with the Act. States that currently have mortgage insurance cancellation or notification laws include:
California, Connecticut, Illinois, Maryland, Minnesota, Missouri, New York, Texas and Washington. (See RF10)

RESPA. The Real Estate Settlement and Procedures Act of 1974 ("RESPA") applies to most residential mortgages insured by PMI, and related regulations provide that mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states, including

Arizona, prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The recently renewed interest of HUD in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

HMDA. Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, MICA, have entered into an agreement with the Federal Financial Institutions Examinations Council ("MFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Mortgage lenders are subject to various laws, including HMDA, the Community Reinvestment Act and the Fair Housing Act. And Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

Fannie Mae and Freddie Mac. TPG and PMI are also significantly, impacted by laws and regulations affecting originators and purchasers of mortgage loans, particularly Fannie Mae and Freddie Mac, eligibility requirements imposed by the GSEs on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies and regulations affecting governmental insurers such as the FHA. Private mortgage insurers, including PMI, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. See "C industry Overview - Fannie Mae and Freddie Mac", above and RF3

Fannie Mae and Freddie Mac announced an increase in the maximum single-family principal balance loan limit eligible for their purchase from $227,150 to $240,000 effective in 1999. Fannie Mae and Freddie Mac both recently announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter/TM/ and Loan Prospector/SM/, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5 percent down payment (a 95 percent LTV), from 30 percent to 25 percent of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10 percent down payment (a 90 percent LTV loan), from 25 percent to 17 percent of the mortgage loan covered by MI.. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95 percent LTV loan will require 18 percent of the mortgage loan have mortgage insurance coverage. Similarly, a 90 percent LTV loan will require 12 percent of the mortgage loan have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate. (See RF3).

During October 1998, Freddie Mac sought to amend its charter to allow it to use any method of default loss protection that is financially equal or superior, on an individual or pooled basis, to the protection provided by private mortgage insurance companies. The legislation containing the proposed charter amendment was subsequently rescinded. Subsequent to the withdrawal of the legislation, Freddie Mac announced that it would pursue a permanent charter amendment that would allow Freddie Mac to utilize alternative forms of default loss protection, such as spread accounts, or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In addition, Fannie Mae announced it is interested in pursuing new risk management options and is working with mortgage insurers and lenders on appropriate risk management and dispersion of risk, which may include a reduction in the use of mortgage insurance. Fannie Mae and Freddie Mac also have the discretion to reduce the amount of private mortgage insurance they require on loans. (See RF3)

National Association of Insurance Commissioners. The NAIC has developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of 11 key financial ratios, which are intended to indicate unusual fluctuations in an insurer's statutory financial position and/or operating results.


P.  Employees

At December 31, 1998, TPG, including its subsidiaries had 1,016 full and part-time employees; 733 persons perform services primarily for PMI not including contract underwriter's, 13 perform services primarily for MSC, 14 perform services primarily for CMG and an additional 256 persons are employed by APTIC. TPG's employees are not unionized and TPG considers its employee relations to be good. In addition, MSC had 627 contract workers at December 31, 1998.


Q. STATEMENTS AND RISK FACTORS CONCERNING THE COMPANY'S OPERATIONS AND FUTURE RESULTS


General Conditions (RF1)

Several factors such as economic recessions, declining housing values, higher unemployment rates, deteriorating borrower credit, rising interest rates, increases in refinance activity caused by declining interest rates, changes in legislation affecting the mortgage insurance industry, or combinations of such factors might affect the mortgage insurance industry and demand for housing in general and could materially and adversely affect the Company's financial condition and results of operations. Such economic events could materially and adversely impact the demand for mortgage insurance, cause claims on policies issued by PMI to increase, and/or cause a similar adverse increase in PMI's loss experience.

Other factors that may influence the amount of NIW by PMI include: mortgage insurance industry volumes of new business; the impact of competitive underwriting criteria and product offerings and services, including mortgage pool insurance and contract underwriting services; the ability to recruit and maintain a sufficient number of qualified underwriters; the effect of risk-sharing structured transactions; changes in the performance of the financial markets; PMI's claims-paying ability rating; general economic conditions that affect the demand for or acceptance of the Company's products; changes in government housing policy; changes in government regulations or interpretations regarding the Real Estate Settlement Procedures Act and customer consolidation. PMI's financial condition and results of operations may materially and adversely be impacted by changes in legislation which affects the ability of Fannie Mae or Freddie Mac to offer a substitute for mortgage insurance, including self-insurance and alternative forms of credit support, or for the FHA or the VA to increase statutory lending limits or other expansion of eligibility for the FHA and VA. (See RF2). PMI's financial condition and results of operations may materially and adversely be impacted by changes in legislation, statutory charters and regulations governing banks and savings institutions to form reinsurance subsidiaries or permit the offering of other products which do not require mortgage insurance. In addition, PMI's financial condition and results of operations may materially and adversely be impacted by a reduction in the amount of mortgage insurance coverage required by Fannie Mae and Freddie Mac. (See RF3)

The costs of Year 2000 remediation, the dates on which the Company estimates that it will complete such remediation and possible risks associated with the Year 2000 issue are based upon the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to remediate each affected system, the nature and adequacy of testing performed by the Company, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 remediation efforts of others. If the Company's recently completed remediation of its mission critical mortgage insurance origination and application processing process is faulty or fails for any reason to be Year 2000 compliant, this circumstance could adversely impact its business operations and could have a material adverse affect on the Company's financial condition, liquidity and results of operations. See Management Discussion and Analysis - Year 2000 Issues.

Market Share and Competition (RF2)

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

PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The Office of Thrift Supervision has also recently granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization.. The reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. Management believes that such reinsurance affiliates will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share.

PMI offers various risk-sharing structured transactions, including a captive reinsurance program as part of its strategic relationships with its customers. PMI's customers have indicated an increasing demand for such products. PMI's captive reinsurance program allows a reinsurance company, generally an affiliate of the lender, to assume mortgage insurance default losses either on a quota share basis, or at a specified entry point up to a maximum aggregate exposure, up to an agreed upon amount of total coverage. An increasing percentage of PMI's NIW is being generated by customers which have captive reinsurance programs, and it is expected that this will continue and increase. Based on the current structure, such products have the potential of reducing the Company's business revenue as more premiums are ceded to customer captives. There can be no assurance that PMI's risk-sharing structured transactions will continue to be accepted by its customers. The inability of the Company to provide acceptable risk-sharing structured transactions to its customers would likely have an adverse effect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition, liquidity and results of operations.

Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. The Federal Deposit Insurance Corporation and other banking regulators recently approved rules to be effective April 1, 1999 that would require national banks to hold almost twice as much risk-based capital to cover possible defaults on the 80/10/10 products when the lender holds the first and second mortgage. State-chartered banks already are subject to the higher capital requirement. If the 80/10/10 product becomes a widely accepted alternative to mortgage insurance, it could have a material and adverse impact on the Company's financial condition and results of operations.

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. Effective January 1, 1999, the Department of Housing and Urban Development announced an increase in the maximum individual loan amount that FHA can insure to $208,800 from $197,620. The maximum individual loan amount that the VA can insure is $203,150. The Omnibus Spending Bill of 1999, signed into law on October 21, 1998, among other items, streamlined the FHA downpayment formula by eliminating tiered minimum cash investment requirements and establishing maximum loan-to-value ratios based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices.

Although management believes that it is too early to ascertain the impact of the increase in the maximum individual loan amount the FHA can insure, any increase in the maximum loan amount would likely have an adverse effect on the competitive position of PMI and, consequently, could materially and adversely affect the Company's financial condition and results of operations.

Fannie Mae and Freddie Mac (RF3)

The GSEs are permitted by statute to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans. Fannie Mae and Freddie Mac both recently announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter/TM/ and Loan Prospector/SM/, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5 percent down payment (a 95 percent LTV), from 30 percent to 25 percent of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10 percent down payment (a 90 percent LTV loan), from 25 percent to 17 percent of the mortgage loan covered by MI.. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95 percent LTV loan will require 18 percent of the mortgage loan have mortgage insurance coverage. Similarly, a 90 percent LTV loan will require 12 percent of the mortgage loan have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

Management believes it is too early to assess impact of the Fannie Mae and Freddie Mac reduction of required levels of mortgage insurance on the Company's financial condition and results of operation. If the reduction in required levels of mortgage insurance were to become widely accepted by mortgage lenders and their customers, however, such reduction could have a materially adverse impact on the Company's financial condition and results of operation.

During October 1998, Freddie Mac sought to amend its charter to allow it to use any method of default loss protection that is financially equal or superior, on an individual or pooled basis, to the protection provided by private mortgage insurance companies. The legislation containing the proposed charter amendment was subsequently rescinded. Currently, Freddie Mac can purchase loans with downpayments of less than 20%, only if the loans are insured or use other limited methods to protect against default.

Subsequent to the withdrawal of the legislation, Freddie Mac announced that it would pursue a permanent charter amendment that would allow Freddie Mac to utilize alternative forms of default loss protection, such as spread accounts, or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In addition, Fannie Mae announced it is interested in pursuing new risk management options and is working with mortgage insurers and lenders on appropriate risk management and dispersion of risk, which may include a reduction in the use of mortgage insurance.

Fannie Mae's and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if: (a) the borrower has a satisfactory payment record, no payment more than 30 days delinquent in the 12-month period preceding the request for cancellation; and (b) the unpaid principal balance of the mortgage is not greater than 80% of the original value of the property. (See RF4 for a discussion of recent Federal legislation providing for guidelines for automatic mortgage insurance cancellation)

The GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, providing a direct link between the primary mortgage origination markets and the capital markets. Because loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and/or Freddie Mac they are motivated to purchase mortgage insurance from insurers deemed eligible by the GSEs. Although management believes that it is too early to ascertain the impact of the increase in the maximum individual loan amount the GSEs can insure, management believes any increase in the maximum loan amount would likely increase the number of loans eligible for mortgage insurance and may have the effect of increasing the size of the mortgage insurance market, and have a positive effect on the competitive position of PMI and consequently could materially affect the Company's financial condition and results of operations.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Under Fannie Mae and Freddie Mac regulations, PMI needs to maintain at least an "AA-" or equivalent claims-paying ability rating in order to provide mortgage insurance on loans purchased by the GSEs. Failure to maintain such a rating would effectively cause PMI to be ineligible to provide mortgage insurance. A loss of PMI's existing eligibility status, either due to a failure to maintain a minimum claims-paying ability rating from the various rating agencies or non-compliance with other eligibility requirements, would have a material, adverse effect on the Company's financial condition and results of operations. (See RF2)

Insurance in Force (RF4)

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. PMI's policies for insurance coverage typically have a policy duration of six to eight years. Insurance coverage may be canceled by the policy owner or servicer of the loan at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time. As a result, the Company's financial condition and results of operation could be materially and adversely affected by greater than anticipated policy cancellations or lower than projected persistency resulting in declines in insurance in force.

Upon request by an insured, PMI must cancel the mortgage insurance for a mortgage loan. In addition, The Home Owners Protection Act of 1998 (the "Act"), which is effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner- occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans which are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. Protected state laws are preempted if inconsistent with the Act. Protected state laws are consistent with the Act if they require: (i) termination of mortgage insurance at an earlier date or higher mortgage principal balance than required by the Act, or (ii) disclosure of more, earlier, or more frequent information. States which enacted mortgage insurance cancellation laws on or before January 2, 1998, have until July 29, 2000 to make their statutes consistent with the Act. States that currently have mortgage insurance cancellation or notification laws include: California, Connecticut, Illinois, Maryland, Minnesota, Missouri, New York, Texas and Washington. Management is uncertain about the impact of the Act on PMI's insurance in force, but believes any reduction in premiums attributed to the Act's required cancellation of mortgage insurance, will not have a significant impact on the Company's financial condition and results of operation for the foreseeable future. (See RF10)

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. A decrease in persistency, resulting from policy cancellations of older books of business affected by refinancings (which are affected, among other things, by decreases in interest rates) may materially and adversely impact the level or rate of growth of insurance in force or risk in force and consequently have similar impacts on the Company's financial condition and results of operations.

Rating Agencies (RF5)

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders, principally PMI's capital resources as computed by the rating agencies, and are not applicable to the Company's common stock or outstanding debt.

Rating agencies generally assess capital charges on pool insurance policies based on price and structure. One published methodology for assessing the capital requirement for pool insurance is based on the real estate depression which occurred in oil producing states during the mid-1980's. Management believes the current capital charge that could be levied on pool insurance risk by one rating agency is approximately $1.00 of capital for each $1.40 of pool insurance risk. In comparison, primary mortgage insurance regulators specifically limit the amount of insurance risk that may be written by PMI according to a number of financial tests, including limiting risk, to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). The rating agencies could change their view as to the capital charges that are assessed on pool insurance products at any time. (See RF10)

Management believes that a significant reduction in PMI's claims-paying ratings could have a material, adverse effect on the Company's financial condition and results of operations. (See RF6)

Liquidity (RF6)

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

TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets. Numerous factors bear on the Company's ability to maintain and meet its capital and liquidity needs, including the performance of the financial markets, standards and factors used by various credit rating agencies, financial covenants in credit agreements, and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies. Any significant change in the performance of the financial markets negatively affecting the Company's ability to secure sources of capital, or changes in the standards used by credit rating agencies which adversely impact PMI's claims-paying ability rating, or changes in the insurance laws of Arizona, Florida or Wisconsin that restrict the ability of PMI, APTIC or CMG to pay dividends at currently permissible levels, could adversely affect the Company's ability to maintain capital resources to meet its business needs, and thereby have a material, adverse affect on the Company's financial condition, liquidity and results of operations.

Contract Underwriting Services; New Products (RF7)

The Company provides contract underwriting services for a fee that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. As a part of its contract underwriting services, PMI provides remedies which may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scope of these remedies are in addition to those contained in PMI's master primary insurance policies. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters, or any significant increase in the cost PMI incurs to satisfy remedy obligations for underwriting services, could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations.

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

New York Department of Insurance (RF8)

In February 1999, the New York Department of Insurance stated in Circular Letter No. 2, addressed to all private mortgage insurers licensed in New York that certain pool risk-share and structured products and programs would be considered to be illegal under New York law. PMI believes that it complies with the requirements of Circular Letter No. 2 with respect to transactions that are governed by it. In the event the New York Department of Insurance determined PMI was not in compliance with Circular Letter No. 2, it could materially and adversely affect the Company's financial condition and results of operations.

Risk-to-Capital Ratio (RF9)

The State of Arizona, and other regulators specifically limit the amount of insurance risk that may be written by PMI, by a variety of financial factors. Other factors affecting PMI's risk-to-capital ratio include: (i) regulatory review and oversight by the State of Arizona, PMI's state of domicile for insurance regulatory purposes; (ii) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (iii) TPG's credit agreements; and (iv) TPG's and PMI's credit or claims-paying ability ratings which generally require that the rating agencies' risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.

Changes in Composition of Insurance Risk Written; Pool Insurance (RF10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At December 31, 1998, 46.3% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At December 31, 1998, 3.3% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a new pool insurance product. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $450 million for the year ended December 31, 1998. Management is uncertain about the amount of new pool risk which will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations. (See RF5)

Potential Increase in Claims (RF11)

Mortgage insurance coverage generally cannot be canceled by PMI and remains renewable at the option of the insured until required to be canceled under applicable Federal or state laws for the life of the loan. As a result, the impact of increased claims from policies originated in a particular year generally cannot be offset by premium increases on policies in force or mitigated by nonrenewal of insurance coverage. There can be no assurance, however, that the premiums charged will be adequate to compensate PMI for the risks and costs associated with the coverage provided to its customers. (See
RF5)

Loss Reserves (RF12)

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

Regional Concentration (RF13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 17.6%, 7.3% and 7.2% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.15%, 3.08% and 2.18% compared with 2.31% nationwide as of December 31, 1998.

Continuing Relationships with Allstate and Affiliate (RF14)

In December 1993, PMI entered into a Reinsurance Treaty with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. In 1994, Forestview also agreed that as soon as practicable after November 1, 1994, Forestview and PMI would seek regulatory approval for the Reinsurance Treaty to be deemed to be an assumption agreement and that, upon receipt of the requisite approvals, Forestview would assume such liabilities. Forestview's claims-paying ability is currently rated "AA" by Fitch IBCA. Forestview's previous claims-paying ability rating of "AA" (Excellent) was withdrawn by Standard and Poor's Rating Services ("S&P") in 1997. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. Management is uncertain at this time what impact the withdrawal of the claims-paying ability rating will have on the parties' ability to timely consummate the assumption transaction. Pursuant to this agreement, PMI ceded $9.0 million of pool premiums to Forestview and Forestview reimbursed PMI for pool claims on the covered policies in the amount of $26.8 million in 1998. The failure of Forestview to meet its contractual commitments would materially and adversely affect the Company's financial condition and results of operations.

On October 28, 1994, TPG entered into a Runoff Support Agreement (the "Runoff Support Agreement") with Allstate Insurance Company ("Allstate") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote),

Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligation arose under the Runoff Support Agreement.


Item 2. Properties

TPG leases its home office in San Francisco, California, which consists of approximately 99,928 square feet of office space. The San Francisco lease expires on December 31, 2004. In addition, TPG leases space for 34 PMI field offices. Such field office leases cover an average of approximately 4,300 square feet and have terms of not more than five years. During 1997, PMI established its Certificate Priority Center, which is located in Dallas, Texas. The CPC consists of approximately 17,563 square feet of office space.

TPG believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

Item 3. Legal Proceedings


Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of the foregoing actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders


No matter was submitted during the fourth quarter of 1998 to a vote of stockholders through the solicitation of proxies or otherwise.


                        EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding TPG's executive officers as of December 31, 1998, including age as of March 31, 1999, and business experience for at least the past five years.


W. ROGER HAUGHTON, 51, has been Chairman of the Board of TPG since May 1998 and has been Chief Executive Officer since January 1995. Mr. Haughton was President of TPG from January 1995 until September 1998. Mr. Haughton has been Chairman, Chief Executive Officer and President of PMI Mortgage Insurance Co. ("PMI") since January 1993. Mr. Haughton joined PMI in 1985 as Vice President of Underwriting, after 16 years with Allstate Insurance Company ("Allstate"). In 1987, he was promoted to Vice President/General Manager for PMI's Central Zone, responsible for all sales and field office operations in that region. In 1989, he became Group Vice President of Insurance Operations, Claims and Actuarial Services departments. In March 1999, Mr. Haughton concluded his two-year term as President of the Mortgage Insurance Companies of America ("MICA"), the industry trade association, a position he has held since March 1997. He also has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and serves on the board of Social Compact. Mr. Haughton has been a Director since January 1995. He is an Ex Officio member of the Governance and Nominating Committee

L. STEPHEN SMITH, 49, President and Chief Operating Officer of TPG and PMI since September 1998. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Field Operations from September 1993 to May 1994, Senior Vice President of Marketing and Customer Technology from December 1991 to September 1993 and Vice President/General Manager of PMI's Eastern Zone from September 1985 to December 1991.

CLAUDE J. SEAMAN, 52, has been Group Executive Vice President Strategic Investments of TPG and PMI since February 1999. Prior thereto, he was Executive Vice President of Insurance Operations of PMI since May 1994, and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Insurance Operations from March 1993 to May 1994, Vice President of Claims from December 1991 to March 1993 and Vice President of Underwriting from January 1987 to December 1991.

JOHN M. LORENZEN, Jr., 54, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President from April 1989 to May 1994 and Vice President of Finance from April 1985 to April 1989.

BRADLEY M. SHUSTER, 44, has been Executive Vice President Corporate Development of TPG and PMI since February 1999. Prior thereto, he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with TPG, in September 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

THOMAS C. BROWN, 50, has been Executive Vice President, Field Operations of TPG and PMI since September 1998. Prior thereto he was Senior Vice President of National Accounts of TPG and PMI since joining TPG in June 1997. Prior to joining TPG, he was president and chief executive officer of Centerbank Mortgage Company, positions he held since 1989.

VICTOR J. BACIGALUPI, 55, has been Senior Vice President, General Counsel and Secretary of TPG and PMI since November 1996. Prior to joining TPG, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

DANIEL L. ROBERTS, 49, has been Senior Vice President, Chief Information Officer of TPG and PMI since December 1997. Prior to joining TPG, he was vice president and chief information officer of St. Joseph Health System, a position he held since he joined the company in October 1994. Prior thereto, he was vice president, information services and chief information officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche from July 1985 to December 1990.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Common Stock

TPG is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol PMA. As of December 31, 1998 there were 30,278,601 shares issued and outstanding. As of February 26, 1999 there were 30,093,055 shares issued and outstanding held by approximately 38 stockholders of record and approximately 8,000 beneficial owners of shares held by brokers and fiduciaries.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 1998 and 1997:

                                        1998                                  1997
                         ----------------------------------      ------------------------------
                          High       Low         Close            High     Low         Close
                         ---------- ----------- -----------      -------- ----------- ---------
First quarter            83 7/8     63 3/4      80 3/4           56 7/8   50          50 1/8
Second quarter           85 1/2     68 7/16     73 15/32         63       47 3/4      62 3/8
Third quarter            75 1/4     41 1/2      45 3/4           63 13/16 56 1/2      57 5/16
Fourth quarter           59 7/8     33          49 3/8           74       56 1/2      72 5/16

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

Payment of Dividends and Policy

Payment of future dividends is subject to a declaration by TPG's Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to TPG, which is subject to, among other factors, regulatory restrictions by the Arizona Department of Insurance and TPG's credit agreements and the Runoff Support

Agreement. (See Part I. "O. Regulation" and Part II, Item 8, Financial Statement Note 13--"Dividends and Stockholders' Equity".)

During the second quarter of 1995, TPG's Board of Directors declared its first dividend on common stock of $0.05 per share, and has declared and paid a quarterly dividend of $0.05 per share through the fourth quarter of 1998.

Item 6. Selected Financial Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1998 Annual Report to Stockholders under the heading "Five year Summary of Financial Data" filed as part of Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1998 Annual Report to Stockholders under the heading "Management Discussion and Analysis" as part of Exhibit 13.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1998, the average duration of the Company's fixed income investment portfolio was 5.3 years, and the Company had no derivative financial instruments in its investment portfolio. The result of a 1% increase in interest rates would be a 5.3% decrease in the value of the Company's investment portfolio, while the result of a 1% decrease in interest rates would be a 4.8% increase in the value of the Company's investment portfolio.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1998 Annual Report to Stockholders as part of Exhibit 13.1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning TPG's Directors as required by this Item is incorporated by reference from TPG's 1999 Proxy Statement under the captions "Nominees For Director of TPG" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information regarding Executive Officers of TPG is included in a separate item captioned "Executive Officers of Registrant" in
Part I of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from TPG's 1999 Proxy Statement under the captions "Directors-Compensation and Benefits," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participants".

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from TPG's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions

Not Applicable.


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

(b) Reports on Form 8-K:

    (i) On January 19, 1999, TPG filed a report on Form 8-K to announce that Fannie Mae issued a press release announcing the expansion of available mortgage insurance options reducing the amount of mortgage insurance required on loans purchased by Fannie Mae; and
   (ii) On January 22, 1999, TPG filed a report on Form 8-K to announce its fourth quarter earnings and financial results for the period ended December 31, 1998, and to announce additional statements made on January 20, 1999 during the fourth quarter earnings conference call with analysts.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

                                                                                            Page
                                                                         -----------------------------------------
                                                                                                  Annual Report
                    Consolidated Financial Statements                          Form 10-K         To Shareholders
                    ---------------------------------                    --------------------   ------------------
Consolidated Statements of Operations for the years ended December 31,
 1998, 1997 and 1996                                                              N/A                           26
Consolidated Balance Sheets as of December 31, 1998 and 1997                      N/A                           27
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996                                                 N/A                           28
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996                                                              N/A                           29
Notes to Consolidated Financial Statements                                        N/A                        30-47
Report of Independent Auditors                                                    N/A                           48

                    Financial Statement Schedules
                    -----------------------------
Report of Independent Auditors on Financial Statement Schedules as of and          36                          N/A
 for the specified years in the three-year period ended December 31, 1998:
     Schedule I-Summary of investments other than in related parties               37                          N/A
     Schedule II-Condensed financial information of Registrant                  38-41                          N/A
     Schedule III-Supplementary insurance information                              42                          N/A
     Schedule IV-reinsurance                                                       43                          N/A

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 30th day of March, 1999.

                               The PMI Group, Inc.


                     BY:       /s/ W. Roger Haughton
                               -------------------------------------------------
                               W. Roger Haughton
                               Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ W. Roger Haughton            Chairman of the Board and        March 30, 1999
----------------------------     Chief Executive Officer
W. Roger Haughton

/s/ John M. Lorenzen, Jr.        Executive Vice President,        March 30, 1999
----------------------------     Chief Financial Officer,
John M. Lorenzen, Jr.            and Assistant Secretary
                                 (Principal Financial Officer)

/s/ William A. Seymore           Vice President, Controller       March 30, 1999
----------------------------     (Controller and Principal
William A. Seymore               Accounting Officer)

/s/ James C. Castle              Director                         March 30, 1999
----------------------------
James C. Castle

/s/ Donald C. Clark              Director                         March 30, 1999
----------------------------
Donald C. Clark

/s/ Wayne E. Hedien              Director                         March 30, 1999
----------------------------
Wayne E. Hedien

/s/ John D. Roach                Director                         March 30, 1999
----------------------------
John D. Roach

/s/ Kenneth T. Rosen             Director                         March 30, 1999
----------------------------
Kenneth T. Rosen

/s/ Richard L. Thomas            Director                         March 30, 1999
----------------------------
Richard L. Thomas

/s/ Mary Lee Widener             Director                         March 30, 1999
----------------------------
Mary Lee Widener

/s/ Ronald H. Zech               Director                         March 30, 1999
----------------------------
Ronald H. Zech

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The PMI Group, Inc.:

  We have audited the consolidated financial statements of The PMI Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 20, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The PMI Group, Inc. and subsidiaries, listed in item 14(a) 2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, represent fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
San Francisco, California
January 20, 1999

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1998

                                                                                                         Amount at which
                                                                    Amortized            Market           Shown in the
                      Type of Investment                              Cost               Value           Balance Sheet
                                                                 ----------------    ---------------     ---------------
                                                                                     (In thousands)
Fixed maturities:
      Bonds:
           United States government and
              government agencies and authorities                 $       53,918     $       55,978      $       55,978
           States, municipalities and political subdivisions           1,110,665          1,193,738           1,193,738
           All other corporate                                           104,042            107,153             107,153
                                                                 ----------------    ---------------     ---------------
                Total fixed maturities                                 1,268,625     $    1,356,869           1,356,869
                                                                 ----------------    ===============     ---------------

Equity securities:
      Common stocks:
           Banks, trust and insurance companies                              158     $          156                 156
           Industrial, miscellaneous and all other                        33,971             58,629              58,629
      Non-redeemable preferred stocks                                     17,240             17,706              17,706
                                                                 ----------------    ---------------     ---------------
                Total equity securities                                   51,369     $       76,491              76,491
                                                                 ----------------    ===============     ---------------

Short-term investments                                                    38,414                                 38,414
                                                                 ----------------                        ---------------
                Total investments, other than related party       $    1,358,408                         $    1,471,774
                                                                 ================                        ===============

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY
                          December 31, 1998 and 1997

                                                                                         1998                  1997
                                                                                   ----------------     -----------------
                                      ASSETS                                              (Dollars in thousands)
Investment portfolio, available for sale, at market value:
      Fixed income securities (cost - $50,578 and $96,316)                         $        51,904       $        97,605
      Short-term investments                                                                 3,722                36,177
                                                                                   ----------------     -----------------
           Total investment portfolio                                                       55,626               133,782
                                                                                   ----------------     -----------------

Cash                                                                                           473                   437
Investment in subsidiaries, at equity in net assets                                      1,238,209             1,120,809
Other assets                                                                                12,491                12,317
                                                                                   ----------------     -----------------
           Total assets                                                            $     1,306,799       $     1,267,345
                                                                                   ================     =================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Long-term debt                                                               $        99,476       $        99,409
      Accounts payable - affiliates                                                          1,678                 1,113
      Other liabilities                                                                      5,997                 3,544
                                                                                   ----------------     -----------------
           Total liabilities                                                               107,151               104,066
                                                                                   ----------------     -----------------
Commitments and contingent liabilities (Note A)                                                  -                     -

Junior subordinated deferrable interest debenture
   held solely by subsidiary trust                                                         102,133               102,099

Shareholders' equity:
      Preferred stock-$.01 par value; 5,000,000 shares authorized                                -                     -
      Common stock -- $.01 par value; 125,000,000 shares authorized,
          35,196,002 and 35,147,247 shares issued                                              352                   351
      Additional paid-in capital                                                           265,040               262,448
      Accumulated other comprehensive income                                                74,462                71,936
      Retained earnings                                                                  1,060,724               876,588
                                                                                   ----------------     -----------------
                                                                                         1,400,578             1,211,323
      Less treasury stock (4,917,401 and 2,684,000 shares at cost)                         303,063               150,143
                                                                                   ----------------     -----------------
           Total shareholders' equity                                                    1,097,515             1,061,180
                                                                                   ----------------     -----------------
           Total liabilities and shareholders' equity                              $     1,306,799       $     1,267,345
                                                                                   ================     =================

See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF OPERATIONS
                              PARENT COMPANY ONLY
                 Years Ended December 31, 1998, 1997 and 1996

                                                                          1998             1997              1996
                                                                     --------------   --------------   --------------
                                                                                     (In thousands)
Revenue:
      Equity in undistributed net income of subsidiaries             $      90,696    $     101,488     $    110,758
      Subsidiary dividends                                                 103,200           78,863           47,660
      Investment income, net                                                 9,600            8,990            2,532
      Capital gains (losses), net                                            1,045           (2,405)             113
                                                                     --------------   --------------   --------------
           Total revenue                                                   204,541          186,936          161,063
                                                                     --------------   --------------   --------------

Expenses:
      Operating expenses                                                       722              642              437
      Interest expense                                                      15,592           14,618              907
                                                                     --------------   --------------   --------------
           Total expenses                                                   16,314           15,260            1,344
                                                                     --------------   --------------   --------------
Income before tax                                                          188,227          171,676          159,719
Income tax expense (benefit)                                                (2,133)          (3,633)           1,801
                                                                     --------------   --------------   --------------
Net income                                                           $     190,360    $     175,309     $    157,918
                                                                     ==============   ==============   ==============

                 CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                              PARENT COMPANY ONLY
          Years Ended December 31, 1998, 1997 and 1996 (in thousands)

                                                                          1998             1997              1996
                                                                     --------------   --------------   --------------
Net income                                                           $     190,360    $     175,309    $     157,918
                                                                       ------------     ------------      -----------
Other comprehensive income net of tax:
   Unrealized gain on investments:
      Unrealized holding gains (losses) arising during period                3,205           19,664           (5,979)
      Less: reclassification adjustment for (gains) losses included
                in net income                                                 (679)           1,563              (73)
                                                                       ------------     ------------      -----------
Other comprehensive income (loss), net of tax                                2,526           21,227           (6,052)
                                                                       ------------     ------------      -----------
Comprehensive income                                                 $     192,886    $     196,536    $     151,866
                                                                       ============     ============      ===========

See accompanying supplementary notes to Parent company condensed financial statements.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY
                  Years Ended December 31, 1998, 1997 and 1996

                                                                         1998              1997             1996
                                                                   ---------------  ----------------  ---------------
                                                                                    (In thousands)
Cash flows from operating activities:
      Net income                                                   $      190,360   $       175,309   $      157,918
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Amortization                                                      1,063               848              185
          Equity in net income of subsidiaries                           (193,896)         (180,351)        (158,418)
          Capital (gains) losses, net                                      (1,045)            2,405             (113)
          Increase (decrease) in payable to affiliates                        565            (4,246)           1,127
          Other                                                             2,282           (10,437)            (551)
                                                                   ---------------  ----------------  ---------------
Net cash provided by (used in) operating activities                          (671)          (16,472)             148
                                                                   ---------------  ----------------  ---------------

Cash flows from investing activities:
      Dividends from subsidiaries                                         103,200            78,863           26,300
      Investment in affiliates                                             (4,000)          (13,093)         (14,683)
      Purchases of fixed income securities                                 (1,000)          (92,350)         (77,037)
      Purchases of equity securities                                      (20,173)                -                -
      Investment collections of fixed income securities                     6,271             5,000           20,848
      Proceeds from sales of fixed income securities                       40,522            46,667                -
      Proceeds from sales of equity securities                                 93                 -                -
      Net (increase) decrease in short-term investments                    32,455            13,200          (19,147)
                                                                   ---------------  ----------------  ---------------
Net cash provided by (used in) investing activities                       157,368            38,287          (63,719)
                                                                   ---------------  ----------------  ---------------

Cash flows from financing activities:
      Issuance of junior subordinated debentures                                -           102,093                -
      Issuance of long-term debt                                                -                 -           99,337
      Dividends paid to shareholders                                       (6,333)           (6,733)          (7,002)
      Proceeds from exercise of stock options                               2,592             3,181            1,135
      Purchase of The PMI Group, Inc. common stock                       (152,920)         (120,002)         (30,057)
                                                                   ---------------  ----------------  ---------------
Net cash provided by (used in) financing activities                      (156,661)          (21,461)          63,413
                                                                   ---------------  ----------------  ---------------
Net increase (decrease) in cash                                                36               354             (158)
Cash at beginning of year                                                     437                83              241
                                                                   ---------------  ----------------  ---------------
Cash at end of year                                                $          473   $           437   $           83
                                                                   ===============  ================  ===============

See accompanying supplementary notes to Parent company condensed financial statements.

                             THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company ("TPG") financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (including Notes 10, 11 and 12 related to long-term obligations, commitments and contingent liabilities and the junior subordinated debenture) appearing on pages 30-47 of The PMI Group, Inc. 1998 Annual Report to Shareholders.

Note B

During 1998, 1997 and 1996, TPG received $103.2 million, $78.9 million, and $26.3 million , respectively, of ordinary and extraordinary cash dividends from subsidiaries. In addition, during 1996 TPG received $21.4 million of non-cash dividends from a subsidiary.

                      THE PMI GROUP, INC AND SUBSIDIARIES

              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

        As of and for the Years Ended December 31, 1998, 1997 and 1996

                        Reserve for
                        Losses and                                            Losses and   Amortization
            Deferred       Loss                                     Net          Loss      of Deferred     Other
           Acquisition  Adjustment     Unearned      Premiums    Investment   Adjustment   Acquisition   Operating      Premiums
Segment       Costs      Expenses      Premiums       Earned       Income      Expenses       Costs      Expenses       Written
           ------------ ------------ ------------- ------------- ----------- ------------- ------------ ------------  -------------
                                                               (In thousands)
1998:
MI (1)      $   61,605  $   206,132   $    94,886  $    411,922  $   77,257   $   135,097   $   60,280  $    44,293   $    409,796
Title                -        9,127             -        79,304       1,401           619            -       69,109         79,304
Other (2)            -            -             -             -       6,023             -            -       29,223              -
           ------------ ------------ ------------- ------------- ----------- ------------- ------------ ------------  -------------
     Total  $   61,605  $   215,259   $    94,886  $    491,226  $   84,681   $   135,716   $   60,280  $   142,625   $    489,100
           ============ ============ ============= ============= =========== ============= ============ ============  =============

1997:
MI (1)      $   37,864  $   192,211   $    94,150  $    394,010  $   73,007   $   150,367   $   43,395  $    40,952   $    372,114
Title                -       10,176             -        59,938       1,257         1,890            -       53,085         59,938
Other (2)            -            -             -             -       8,872             -            -       17,708              -
           ------------ ------------ ------------- ------------- ----------- ------------- ------------ ------------  -------------
     Total  $   37,864  $   202,387   $    94,150  $    453,948  $   83,136   $   152,257   $   43,395  $   111,745   $    432,052
           ============ ============ ============= ============= =========== ============= ============ ============  =============

1996:
MI (1)      $   31,633  $   190,425   $   116,951  $    359,527  $   63,689   $   150,642   $   46,192  $    18,183   $    349,809
Title                -        9,349             -        53,211       1,162         1,767            -       48,012         53,211
Other (2)            -            -             -             -       2,591             -            -       13,615              -
           ------------ ------------ ------------- ------------- ----------- ------------- ------------ ------------  -------------
     Total  $   31,633  $   199,774   $   116,951  $    412,738  $   67,442   $   152,409   $   46,192  $    79,810   $    403,020
           ============ ============ ============= ============= =========== ============= ============ ============  =============

(1) Represents Mortgage Insurance Operations
(2) Represents ancillary services and parent company investment income.

The 1997 and 1996 amounts have been restated to conform to the SFAS 131 presentation of segments.

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                           SCHEDULE IV - REINSURANCE

                 Years Ended December 31, 1998, 1997 and 1996

                                                                                                        Percentage
                                                         Ceded           Assumed                         of Amount
     Premiums earned for the            Gross           to Other        from Other          Net           Assumed
     year ended December 31,            Amount         Companies        Companies          Amount         to Net
                                    ---------------  ---------------  ---------------  ---------------  ------------
                                                           (In thousands, except percentages)
1998:
      Mortgage Guaranty             $      426,613    $      17,783    $       3,092   $      411,922          0.8%
      Title                                 79,483              188                9           79,304          0.0%
                                    ---------------  ---------------  ---------------  ---------------  ------------
           Total                     $     506,096    $      17,971    $       3,101   $      491,226          0.6%
                                    ===============  ===============  ===============  ===============  ============

1997:
      Mortgage Guaranty              $     398,904    $       6,068    $       1,174   $      394,010          0.3%
      Title                                 60,068              138                8           59,938          0.0%
                                    ---------------  ---------------  ---------------  ---------------  ------------
           Total                     $     458,972    $       6,206    $       1,182   $      453,948          0.3%
                                    ===============  ===============  ===============  ===============  ============

1996:
      Mortgage Guaranty              $     372,439    $      13,546    $         634   $      359,527          0.2%
      Title                                 53,392              181                -           53,211          0.0%
                                    ---------------  ---------------  ---------------  ---------------  ------------
           Total                     $     425,831    $      13,727    $         634   $      412,738          0.2%
                                    ===============  ===============  ===============  ===============  ============

                               INDEX TO EXHIBITS

                                 [Item 14(a) 3]

  Exhibit
  Number                                             Description of Exhibits
------------  ------------------------------------------------------------------------------------------------------
3.1(b)        Restated Certificate of Incorporation of the Registrant.

3.2(g)        By-laws of the Registrant as amended and restated September 15, 1998.

4.1(b)        Specimen common stock Certificate.

4.2(d)        Indenture dated as of November 19, 1996 between The PMI Group, Inc. and the Bank of New York
              Trustee in connection with sale of $100,000,000 aggregate principal amount of 6  3/4% Notes due
              November 15, 2006.

4.3(e)        The Junior Subordinated Indenture dated February 4, 1997 between The PMI Group, Inc. and The
              Bank of New York, Inc.

4.4(e)        Form of Right Certificate, relating to Rights Agreement dated as of January 26, 1998.

10.1*         PMI Mortgage Insurance Co. Bonus Incentive Plan dated as of February 18, 1999

10.2*         The PMI Group, Inc. Equity Incentive Plan. (amended & restated as of February 18, 1999

10.3(f)*      The PMI Group, Inc. Stock Plan for Non-Employee Directors. (amended & restated as of July 23, 1998).

10.4(f)       The PMI Group, Inc. Directors Deferred Compensation Plan. (amended & restated as of July 23, 1998).

10.5(a)       Form of 1984 Master Policy of PMI Mortgage Insurance Co.

10.6(a)       Form of 1994 Master Policy of PMI Mortgage Insurance Co.

10.7(a)       CMG Shareholders Agreement dated September 8, 1994 between CUNA Mutual Investment
              Corporation and PMI Mortgage Insurance Co.

10.8(b)       Runoff Support Agreement dated October 28, 1994 between Allstate Insurance Company, the
              Registrant and PMI Mortgage Insurance Co.

10.9(a)       Mortgage Pool Guaranty Insurance Reinsurance Treaty effective February 14, 1994 ceded by PMI
              Mortgage Insurance Co. to Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.10(a)      First Amendment Agreement made as of October 27, 1994 between PMI Mortgage Insurance Co. and
              Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.11(a)      Mortgage Guaranty Insurance Reinsurance Treaty effective December 31, 1991 ceded by PMI
              Mortgage Insurance Co. to Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

10.12(a)      Termination Agreement made as of October 27, 1994 between PMI Mortgage Insurance Co. and
              Forestview Mortgage Insurance Co. (formerly PMI Insurance Co.).

  Exhibit
  Number                                             Description of Exhibits
------------  ------------------------------------------------------------------------------------------------------
10.13(b)      Form of Services Agreement between the Registrant, PMI Mortgage Insurance Co., and Forestview
              Mortgage Insurance Co.

10.14(b)      Form of Tax Sharing Agreement among the Registrant, the Registrant's subsidiaries, The Allstate
              Corporation, Allstate Insurance Company and Sears, Roebuck and Co.

10.15(a)      Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI
              Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft ("Hannover").

10.16(a)      First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of
              January 1, 1992 between Hannover and PMI Mortgage Insurance Co.

10.17(f)      Supplemental Employee Retirement Plan (amended and restated as of February 12, 1998).

10.18(a)      First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940)
              made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage
              Reinsurance Company

10.19(a)      Form of Indemnification Agreement between the Registrant and its officers and directors.

10.20(a)      Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage
              Insurance Co. by Hannover.

10.21(c)      The PMI Group, Inc. Retirement Plan.

10.22(e)      The Guarantee Agreement, dated February 4, 1997 between The PMI Group, Inc. (As Guarantor)
              and The Bank of New York (As Trustee).
10.23(e)      Amended and Restated Trust Agreement dated as of February 4, 1997 among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York
              (Delaware), as Delaware Trustee.

10.24(h)*     The PMI Group, Inc., Employee Stock Purchase Plan

10.25(e)      Form of Change of Control Employment Agreement.

10.26         The PMI Group, Inc., Officer Deferred Compensation Plan.

11.1          Statement re: computation of per share earnings.

12.1          Statement re: computation of earnings to fixed charges.

13.1          Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results
              of Operations and Financial Statements and Supplementary Data portions of The PMI Group, Inc.'s
              1998 Annual Report to Shareholders.

21.1          Subsidiaries of the Registrant.

23.1          Independent Auditors' Consent.

27.1          Financial Data Schedule.

--------------
(a) Previously filed with the Company's Form S-1 Registration Statement (No. 33-88542), which became effective in April 1995 ("Form S-1").

(b) Previously filed with Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995.

(c) Previously filed with Amendment No. 2 to Form S-1, filed with the SEC on March 13, 1995.

(d) Previously filed with Form 8-K, filed with the SEC on November 25, 1996

(e) Previously filed with Form 10-K, filed with the SEC on March 27, 1998.

(f) Previously filed with Form 10-Q, filed with the SEC on August 13, 1998.

(g) Previously filed with Form 8-K, filed with the Sec on September 29, 1998.

(h) Previously filed with the Company's Form S-3 Registration Statement (No. 33-66829) which became effective in November 1998.

* Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc., or its subsidiaries are eligible to participate.