Form 10-Q
period 1999-03-31
PMI GROUP INC
filed 1999-05-17
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                March 31, 1999

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from.....................to...........................


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK            PAR VALUE             DATE            NUMBER OF SHARES
--------------            ---------             ----            ----------------
Common Stock                $0.01             03/31/99             30,012,063

                              THE PMI GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1999

PART I - FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
   Item 1.    Interim Consolidated Financial Statements and Notes

                    Consolidated Statements of Operations for the Three Months Ended
                         March 31, 1999 and 1998                                              3

                    Consolidated Balance Sheets as of March 31, 1999 and 1998                 4

                    Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 1999 and 1998                                              5

                    Notes to Consolidated Financial Statements                               6-9


   Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                           10-24

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     24

   Item 4.    Submission of Matters to a Vote of Security Holders                            24

PART II - OTHER INFORMATION

   Item 5.    Other Information                                                              24

   Item 6.    Exhibits and Reports on Form 8-K                                               24

SIGNATURES                                                                                   26

INDEX TO EXHIBITS                                                                            27

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                         -------------------------
(In thousands except for per share amounts)                                  1999            1998
                                                                         ---------       ---------
REVENUS

  Premiums earned                                                      $  128,768      $  116,846
  Investment income, less investment expense                               21,701          21,577
  Realized capital gains                                                       17           7,965
  Other income                                                              4,765           4,246
                                                                         ---------       ---------
            TOTAL REVENUES                                                155,251         150,634
                                                                         ---------       ---------

LOSSES AND EXPENSES

  Losses and loss adjustment expenses                                      29,870          38,087
  Policy acquisition costs                                                 20,823          12,228
  Underwriting and other operating expenses                                38,903          31,949
  Interest expense                                                          1,790           1,706
  Distributions on preferred capital securities                             2,077           2,079
                                                                         ---------       ---------
            TOTAL LOSSES AND EXPENSES                                      93,463          86,049
                                                                         ---------       ---------

INCOME BEFORE INCOME TAXES                                                 61,788          64,585

INCOME TAX EXPENSE                                                         18,136          18,817
                                                                         ---------       ---------

NET INCOME                                                             $   43,652      $   45,768
                                                                         =========       =========

BASIC NET INCOME PER COMMON SHARE                                      $     1.45      $     1.41
                                                                         =========       =========

DILUTED NET INCOME PER COMMON SHARE                                    $     1.44      $     1.40
                                                                         =========       =========


         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,           DECEMBER 31,
(Dollars in thousands)                                                         1999                 1998
                                                                           --------------       -------------
ASSETS
Investments
     Available for sale, at market
          Fixed income securities
              (amortized cost $1,283,120 and  $1,268,625)                $     1,364,875      $    1,356,869
          Equity securities
              Common stock (cost $32,761 and $34,129)                             56,997              58,785
              Preferred stock (cost $17,195 and $17,240)                          17,320              17,706
     Common stock of affiliates, at underlying book value                         62,236              60,450
     Short-term investments (at cost, which approximates market)                  51,501              38,414
                                                                           --------------       -------------
                       TOTAL INVESTMENTS                                       1,552,929           1,532,224

Cash                                                                               7,532               9,757
Accrued investment income                                                         20,448              20,150
Reinsurance recoverable and prepaid premiums                                      43,841              42,102
Premiums receivable                                                               26,826              24,367
Receivable from affiliates                                                           958               2,229
Receivable from Allstate                                                          24,685              23,657
Deferred policy acquisition costs                                                 65,682              61,605
Property and equipment, net                                                       38,548              37,630
Other assets                                                                      25,249              24,149
                                                                           --------------       -------------

                       TOTAL ASSETS                                      $     1,806,698      $    1,777,870
                                                                           ==============       =============
LIABILITIES
Reserve for losses and loss adjustment expenses                          $       221,882      $      215,259
Unearned premiums                                                                 87,723              94,886
Long-term debt                                                                    99,492              99,476
Reinsurance balances payable                                                      17,024              14,764
Deferred income taxes                                                             96,529              96,730
Other liabilities and accrued expenses                                            62,002              60,200
                                                                           --------------       -------------

                       TOTAL LIABILITIES                                         584,652             581,315
                                                                           --------------       -------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL
     SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
     SUBORDINATED DEFERRABLE INTEREST DEBENTURE OF THE COMPANY                    99,049              99,040

SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value; 5,000,000 shares authorized                         -                   -
Common stock -- $.01 par value; 125,000,000 shares
     authorized; 35,196,970 and 35,196,002 issued                                    352                 352
Additional paid-in capital                                                       265,040             265,040
Accumulated other comprehensive income                                            69,142              74,462
Retained earnings                                                              1,102,873           1,060,724
Treasury stock (5,184,907 and 4,917,401 shares at cost)                         (314,410)           (303,063)
                                                                           --------------       -------------
                       TOTAL SHAREHOLDERS' EQUITY                              1,122,997           1,097,515
                                                                           --------------       -------------

                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $     1,806,698      $    1,777,870
                                                                           ==============       =============


         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ---------------------------
(In thousands)                                                                          1999             1998
                                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    43,652      $    45,768
Adjustments to reconcile net income to net cash provided by operating activities:
              Realized capital gains, net                                                   (17)          (7,965)
              Equity in earnings of affiliates                                           (1,532)            (511)
              Depreciation and amortization                                               1,900            1,583
              Changes in:
                 Reserve for losses and loss adjustment expenses                          6,623            5,510
                 Unearned premiums                                                       (7,163)         (11,458)
                 Deferred policy acquisition costs                                       (4,077)          (2,826)
                 Accrued investment income                                                 (298)            (165)
                 Reinsurance balances payable                                             2,260              921
                 Reinsurance recoverable and prepaid premiums                            (1,739)          (1,924)
                 Premiums receivable                                                     (2,459)          (1,350)
                 Income taxes                                                             2,195            1,375
                 Receivable from affiliates                                               1,271              752
                 Receivable from Allstate                                                (1,028)               -
                 Other                                                                      713           31,489
                                                                                      ----------       ----------
                       Net cash provided by operating activities                         40,301           61,199
                                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities                                                  9,487           15,774
Investment collections of fixed income securities                                             -           13,636
Proceeds from sales of fixed income securities                                           84,391           21,269
Investment purchases
           Fixed income securities                                                      (99,087)         (57,988)
           Equity securities                                                             (8,187)         (25,088)
Net (increase) decrease in short-term investments                                       (13,086)             175
Investment in affiliates                                                                   (555)         (23,868)
Purchase of property and equipment                                                       (2,626)          (2,504)
                                                                                      ----------       ----------
                       Net cash used in investing activities                            (29,663)         (58,594)
                                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                       -              943
Dividends paid to shareholders                                                           (1,516)          (1,623)
Purchase of The PMI Group, Inc. common stock                                            (11,347)          (4,184)
                                                                                      ----------       ----------
                       Net cash used in financing activities                            (12,863)          (4,864)
                                                                                      ----------       ----------
NET DECREASE IN CASH                                                                     (2,225)          (2,259)
CASH AT BEGINNING OF PERIOD                                                               9,757           11,101
                                                                                      ----------       ----------
CASH AT END OF PERIOD                                                               $     7,532      $     8,842
                                                                                      ==========       ==========

          See accompanying notes to consolidated financial statements

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), a Delaware corporation; its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation; Residential Guaranty Co. ("RGC"), and Arizona Corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; PMI Mortgage Guaranty Co. ("PMG"), an Arizona corporation; Residential Insurance Co. ("RIC"), an Arizona corporation; PMI Capital I ("PCI"), a Delaware trust; TPG Insurance Co. ("TIC"), a Vermont corporation; TPG Segregated Portfolio Co. (Cayman) ("TSPC"), a Cayman Islands corporation; and PMI's wholly-owned subsidiaries, PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting, and PMI Securities Co. ("SEC"), a Delaware corporation, which is an inactive broker-dealer. PMI is licensed in all 50 states of the United States and the District of Columbia. TPG and its subsidiaries are collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI owns 50% (45% at March 31, 1998) of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation, which also conducts a residential mortgage insurance business and TPG owns 22.3% of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), a financial guaranty reinsurance company based in Bermuda. CMG and Ram Re are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1999, and its consolidated statements of operations and cash flows for the periods ended March 31, 1999 and 1998, have been included. Interim results for the periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1998 Annual Report to Shareholders.

NOTE 2 - EARNINGS PER SHARE

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 30,154,438 and 32,431,065 for the three months ended March 31, 1999 and 1998, respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 30,225,642 and 32,607,864 for the three months ended March 31, 1999 and 1998, respectively. Net income available to common shareholders does not change for computing diluted EPS.

NOTE 3 - COMPREHENSIVE INCOME

The reconciliation of net income to comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                       -------------------------------
(In thousands)                                                            1999                1998
                                                                       ------------        -----------
Net income                                                           $      43,652       $     45,768
Other comprehensive income, net of tax:
        Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during period             (5,309)             5,554
        Less: reclassification adjustment for gains
           included in net income                                              (11)            (5,178)
                                                                       ------------        -----------
Other comprehensive income (loss), net of tax                               (5,320)               376
                                                                       ------------        -----------

COMPREHENSIVE INCOME                                                 $      38,332       $     46,144
                                                                       ============        ===========


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments. The statement is not expected to have a significant effect on PMI's financial position or results of operations based on current operating activities.

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

DAC is amortized on an accelerated basis over 24 months rather than the 5-7 year average policy life. This method is used so that deferred costs will have been fully amortized prior to the peak claims paying period.

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

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                        ---------------------------------
(In thousands)                                               1999                1998
                                                        --------------       ------------
Beginning DAC balance                                   $      61,605        $    37,864
Acquisition costs incurred and deferred                        24,900             15,054
Amortization of deferred costs                                (20,823)           (12,228)
                                                        --------------       ------------
Ending DAC balance                                      $      65,682        $    40,690
                                                        ==============       ============

NOTE 6 - BUSINESS SEGMENTS

The Company's reportable operating segments include Mortgage Guaranty Insurance and Title Insurance. The Mortgage Guaranty Insurance segment includes PMI, PMG, RGC, RIC, TIC and TSPC. The Title Insurance segment consists of the results for APTIC. The Other segment includes TPG, MSC, PCI, and SEC. The Other segment includes the income and expenses of the holding company, the results from the business of contract underwriting and software licensing, and the activity of an inactive broker-dealer. Intersegment transactions are not significant. The Company evaluates performance primarily based on segment net income.

The following tables present information about reported segment income (loss) and segment assets for the periods indicated:

                                                Mortgage
QUARTER ENDED MARCH 31, 1999                    Guaranty        Title                     Intersegment  Consolidated
(In thousands)                                  Insurance     Insurance       Other       Adjustments      Total
--------------------------------------------------------------------------------------------------------------------
Premiums earned                                $   105,237    $ 23,531      $       -      $       -     $   128,768
                                               ===========    =========     ==========     =========     ============
Net underwriting income (expenses)
   before tax-external customers               $    43,341    $  2,225      $  (1,629)     $       -     $    43,937
Investment and other income                         19,151         367            668              -          20,186
Equity in earnings of affiliates                         -           -            289          1,243           1,532
Interest expense                                         -           -         (1,790)             -          (1,790)
Distributions on preferred capital securities            -           -         (2,077)             -          (2,077)
                                               -----------    ---------     ----------     ---------     ------------
   Income (loss) before income tax expense          62,492       2,592         (4,539)         1,243          61,788
Income tax expense (benefit)                        18,647         937         (1,448)             -          18,136
                                               -----------    ---------     ----------     ---------     ------------
Net income (loss)                              $    43,845    $  1,655      $  (3,091)     $   1,243     $    43,652
                                               ===========    =========     ==========     =========     ============

Total assets                                   $ 1,686,749    $ 39,394      $  80,555      $       -     $ 1,806,698
                                               ===========    =========     ==========     =========     ============

                                                Mortgage
QUARTER ENDED MARCH 31, 1998                    Guaranty        Title                     Intersegment  Consolidated
(In thousands)                                  Insurance     Insurance       Other       Adjustments      Total
--------------------------------------------------------------------------------------------------------------------

Premiums earned                                $   100,136    $ 16,710      $       -      $        -    $   116,846
                                               ===========    ========      ==========     ==========    ============
Net underwriting income (expenses)
   before tax-external customers               $    38,375    $  1,617      $  (1,164)     $        -    $    38,828
Investment and other income                         26,754         322          1,955               -         29,031
Equity in earnings of affiliates                         -           -              -             511            511
Interest expense                                         -           -         (1,706)              -         (1,706)
Distributions on preferred capital securities            -           -         (2,079)              -         (2,079)
                                               -----------    ---------     ----------     ----------    ------------
   Income (loss) before income tax expense          65,129       1,939         (2,994)            511         64,585
Income tax expense (benefit)                        19,027         699          (909)              -          18,817
                                               -----------    ---------     ----------     ----------    ------------
Net income (loss)                              $    46,102    $  1,240      $  (2,085)     $      511    $    45,768
                                               ===========    =========     ==========     ==========    ============

Total assets                                   $ 1,577,792    $ 33,523      $ 143,281      $        -    $ 1,754,596
                                               ===========    =========     ==========     ==========    ============

The Company did not have any major customers that accounted for more than 10% of its consolidated revenues for any of the periods presented. The Company does not have any material revenues or assets attributed to or located outside the United States.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management anticipates that the refinancing trend will decrease in 1999; (ii) during 1999, management expects the percentage of PMI's risk related to risk-share programs and represented by pool risk to continue to increase as a percentage of total risk. The Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements is expected to have a negative impact on the growth rate of direct risk in force; (iii) management anticipates that the percentage of NIW subject to captive mortgage reinsurance agreements will continue to increase in 1999. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to have a negative effect on the Company's net premiums written and net premiums earned for such customers with captive arrangements; (iv) management anticipates ceded premiums will continue to increase substantially as a result of the expected increase in risk-share programs; (v) management anticipates the percentage of insurance in force with higher coverage percentages will decrease in 1999 and this decreases should accelerate in the years following due to a reduction in required mortgage insurance by Fannie Mae and Freddie Mac; (vi) although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; (vii) management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business; (viii) management anticipates that contract underwriting will continue to generate a significant percentage of PMI's new insurance written ("NIW"); and (ix) management is uncertain about the amount of new pool risk which will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The
Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-15") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

ALL FORWARD-LOOKING STATEMENTS OF THE COMPANY ARE QUALIFIED BY AND SHOULD BE READ IN CONJUNCTION WITH SUCH RISK DISCLOSURE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Consolidated net income was $43.7 million in the three months ended March 31, 1999, a 4.6% decrease over the corresponding period of 1998. The slight decline can be attributed to increases in operating expenses, including policy acquisition costs, of 35.2% and a decrease in net realized gains of 99.8%, partially offset by an increase in premiums earned of 10.2% and a decrease of 21.6% in losses and loss adjustment expenses. Including capital gains, diluted earnings per share increased by 2.9% to $1.44 in 1999. Excluding capital gains, diluted operating earnings per share increased by 16.1% to $1.44. Revenues in 1999 increased by 3.1% to $155.3 million.

MORTGAGE INSURANCE OPERATIONS

PMI's NIW increased by 52.1% to $7.3 billion in the first quarter of 1999 compared with the first quarter of 1998, primarily as a result of the growth in volume of the private mortgage insurance industry as well as the increase in PMI's market share.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced an increase in total new insurance written of 43.1% to $50.1 billion in the first quarter of 1999 from the corresponding period of 1998 primarily due to an increase in refinancing activity brought on by lower interest rates coupled with a strong home purchase activity. Refinancing as a percentage of PMI's NIW increased to 37.2% by March 31, 1999 from 34.7% at March 31, 1998 and from 31.0% at December 31, 1998. Management anticipates that the refinancing trend will decrease in 1999. The private mortgage insurance companies' market share decreased to 51.1% of the total low down-payment market (insurable loans) from 51.6% in the first quarter of 1998 and from 56.3% at December 31, 1998. Management believes the private mortgage insurance companies' decline in market share was the result of an increase in the maximum individual loan amount that the FHA can insure. (SEE IC2)]

PMI's market share of NIW excluding captive mortgage reinsurance cessions was 14.6% in the first quarter of 1999, a decrease from 15.1% in the fourth quarter of 1998, but an increase from 13.7% in the first quarter 1998. On a combined basis with CMG, market share increased to 15.9% in the first quarter of 1999 compared with 15.0% and 16.4% in the first and fourth quarters of 1998, respectively. The increases in market share were primarily due to contract underwriting services, pool insurance products, and risk sharing programs offered by PMI. Pool risk totaled $42 million for the first quarter of 1999 compared with $14 million in the first quarter of 1998. Risk in force under risk-share programs with PMI's customers, excluding pool insurance, represented approximately 13.6% of the $19.5 billion total primary risk in force at March 31, 1999. Risk in force under pool insurance arrangements represented 2.5% of total risk in force at March 31, 1999, compared with less than one percent at March 31, 1998. During 1999, management expects the percentage of PMI's risk related to risk-share programs and represented by pool risk to continue to increase as a percent of total risk. The Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements is expected to have a negative impact on the growth rate of direct risk in force.
(See IC10)

PMI's cancellations of insurance in force increased by 26.9% to $6.6 billion at March 31, 1999 from March 31, 1998 primarily due to mortgage prepayments as a result of low interest rates which caused high levels of refinancing activity. As a result of the higher cancellation activity, PMI's persistency rate decreased to 66.0% as of March 31, 1999, compared with 68.0% as of December 31, 1998 and 77.6% as of March 31, 1998.

Insurance in force increased by 5.2% to $81.3 billion at March 31, 1999 compared with March 31, 1998 and when on a combined basis with CMG, insurance in force grew by 7.4% to $86.0 billion compared with March 31,

1998. PMI's market share of insurance in force grew by 0.3 percentage points to 14.6% and when combined with CMG grew by 0.9 percentage points to 15.8% at March 31, 1999 compared with March 31, 1998. PMI's risk in force increased by 7.9% to $19.5 billion at March 31, 1999 and, when combined with CMG, grew by 9.9% to $20.7 billion when compared with March 31, 1998. The growth rate of risk in force is greater than insurance in force due to terminating policies being replaced by new policies with higher coverage percentages.

Mortgage insurance net premiums written (which includes net cessions and refunds) grew by 10.4% to $98.4 million in the first quarter of 1999 compared with the same period in 1998 primarily due to the growth of risk in force of both primary and pool insurance and the continued shift to deeper coverage for primary insurance, partially offset by an increase in refunded premiums of 5.4% to $5.3 million as a result of the increase in policy cancellations. Of new insurance written in the first quarter of 1999, approximately 15.0% was subject to captive mortgage reinsurance agreements. Management anticipates that the percent of NIW subject to captive mortgage reinsurance agreements will continue to increase in 1999. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to have a negative effect on the Company's net premiums written and net premiums earned for such customers with captive arrangements. (See IC15) Mortgage insurance premiums earned increased 5.1% to $105.2 million in the first quarter of 1999 compared with the same period in 1998 primarily due to the increase in premiums written. Ceded premiums were $7.6 million in the first quarter of 1999, increasing 58.3% from the first quarter of 1998. Management anticipates ceded premiums will continue to increase substantially as a result of the expected increase in risk-share programs. (See IC7 and IC15)

PMI's monthly product represented 74.3% of risk in force at March 31, 1999, compared with 61.0% at March 31, 1998. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 35.1% of risk in force as of March 31, 1999, from 30.0% as of March 31, 1998. Mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 30.4% of risk in force as of March 31, 1999, compared with 24.9% as of March 31, 1998. Management anticipates the percentage of insurance in force with higher coverage percentages will decrease in 1999 and this decrease should accelerate in the years following due to a reduction in required mortgage insurance by Fannie Mae and Freddie Mac. (See IC3)

Mortgage insurance losses and loss adjustment expenses decreased 21.7% to $29.6 million in the first quarter of 1999 compared with the first quarter of 1998 primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments. Loans in default decreased by 2.8% to 15,916 at March 31, 1999 compared with March 31, 1998. PMI's national default rate decreased by 0.14 percentage points to 2.22% at March 31, 1999 compared with the same period in 1998, primarily due to an increase in policies in force.

Direct primary claims paid in the first quarter of 1999 decreased by 30.1% to $23.0 million when compared with the same period in 1998 due to an 9.3% decrease in the average claim size to approximately $22,400 and a 22.9% decline in the number of claims paid to 1,028. The reduction in claims paid is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Default rates on PMI's California policies decreased to 3.09% (representing 2,920 loans in default) at March 31, 1999, from 3.58% (representing 3,742 loans in default) at March 31, 1998. Policies written in California accounted for 36.9% and 55.4% of the total dollar amount of claims paid in the first quarter 1999 and 1998, respectively. Although management expects that California will continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. (See IC13) Management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business. (See IC12)

Mortgage insurance policy acquisition costs incurred and deferred (including, among other field expenses, contract underwriting expenses) increased by 65.4% to $24.9 million in the first quarter of 1999 compared with the same period in 1998 as a result of the 52.1% increase in NIW. Amortization of policy acquisition costs increased 70.3% during the same period. (See Note 5 "Deferred Acquisition Costs" of Notes to Consolidated Financial Statements) New policies processed by contract underwriters represented 40.4% of PMI's NIW in 1999 compared with 29.9% in 1998. Contract underwriting is the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. (See IC7)

Other mortgage insurance operating expenses decreased by 1.7% to $11.5 million in the first quarter of 1999 compared with the first quarter of 1998. Included in operating expenses were Year 2000 remediation costs of $0.6 million in the first quarter of 1999, compared with $0.4 million of such costs in the first quarter of 1998. The mortgage insurance loss ratio declined by 9.6 percentage points to 28.2% in the period ended March 31, 1999 compared with the same period in 1998. The decrease can be attributed to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses, as discussed above. The expense ratio increased by 5.9 percentage points to 32.8% primarily due to the increase in policy acquisition costs resulting from the growth in NIW. In addition, premiums written were affected by a reduction in pool premiums and an increase in captive reinsurance premium cessions. The combined ratio decreased by 3.7 percentage points to 61.0% in the first quarter of 1999 compared with the same period in 1998.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 40.7% to $23.5 million in the three months ended March 31, 1999 compared with the same period in 1998 primarily due to the record residential mortgage origination volumes, as discussed above, and secondarily to APTIC's expansion into new states. APTIC was licensed in 39 states at March 31, 1999, up from 38 states at March 31, 1998. In the first quarter of 1999, approximately 68% of APTIC's premiums earned came from its Florida operations, compared with approximately 82% in 1998. Underwriting and other expenses increased 41.6% to $21.1 million in the first quarter of 1999 compared with the same period in 1998 due to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio increased by 0.3 percentage points to 90.6%.

OTHER

Other income generated by other subsidiaries increased by 11.9% to $4.8 million in the first quarter of 1999 compared with the first quarter of 1998 primarily due to MSC's contract underwriting revenues of $3.7 million. Other expenses generated by other subsidiaries increased by 18.5% to $6.4 million, primarily due to expenses of $6.3 million incurred by MSC resulting from contract underwriting services provided to the Company's mortgage insurance customers. (See IC7)

In the period ended March 31, 1999, the Company's net investment income (including realized capital gains) decreased by 26.5% million to $21.7 million when compared with the first quarter of 1998 primarily due to a $7.8 million decrease in realized gains on investments. In addition, the yield decreased to 5.9% at March 31, 1999 from 6.1% at March 31, 1998 primarily as a result of the declining interest rate environment for the same period.

The Company's effective tax rate increased to 29.4% in the first quarter of 1999 from 29.1% in the first quarter of 1998 as a result of a decrease in the proportion of tax-exempt investment income relative to total income.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary. TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets.

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

In addition to the dividend restrictions described above, the Company's credit agreements limit the payment of dividends by PMI, and various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends to TPG by PMI or APTIC. During the first quarter of 1999, APTIC declared and paid a cash dividend of $3.0 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 1999 without prior permission from the Florida Department of Insurance. TPG has two bank credit lines available totaling $50.0 million. At March 31, 1999, there were no outstanding borrowings under the credit lines.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest. The Company announced a stock repurchase program in the amount of $100.0 million authorized by the TPG Board of Directors in November 1998. During the first quarter of 1999, TPG purchased $11.3 million of the Company's common stock.

As of March 31, 1999, TPG had approximately $42.1 million of available funds. This amount has decreased from the December 31, 1998 balance of $56.1 million due to the common stock repurchases in 1999, offset by dividends received from APTIC.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $34.1 million and $52.8 million in the three months ended March 31, 1999 and 1998, respectively. The decrease in cash flow was the result of a temporary timing difference relating primarily from the payment of income taxes.

The Company's invested assets increased by $20.7 million at March 31, 1999 compared with December 31, 1998 due to cash flows from consolidated operations of $40.3 million offset by stock repurchases of $11.3 million and dividends paid of $1.5 million in the first quarter.

Consolidated reserves for losses and loss adjustment expenses increased by 3.1% in the first quarter of 1999 compared with December 31, 1998 primarily due to the 7.2% increase in PMI's primary reserve per default to $13,400 at March 31, 1999 and to the increase in pool loss reserves.

Consolidated shareholders' equity increased by $25.5 million the first quarter of 1999, consisting of increases of $43.7 million from net income, offset by $5.3 million from other comprehensive loss, common stock repurchases of $11.3 million, and dividends declared of $1.5 million.

PMI's statutory risk-to-capital ratio at March 31, 1999 was 14.6 to 1, compared with 14.9 to 1 at December 31, 1998. (See IC9)


YEAR 2000 ISSUES

Impact of the Year 2000 Issue. The Company's business processes are highly automated and dependent upon the consistent and accurate functioning of its computer systems and the computer systems of its customers. As a result, the Company is directing significant resources toward mitigating its exposure to the so-called "Year 2000 issue." The Company has in place a Year 2000 project plan to address the Year 2000 issue. The plan consists of three phases, all of which have been completed or substantially completed as more fully discussed in the Company's prior SEC filings. To date, PMI and CMG have met all readiness deadlines or targets established by Fannie Mae, Freddie Mac and their regulators.

Costs to Address the Year 2000 Issue. The Company is utilizing both internal and external personnel and resources to implement its Year 2000 project plan. Currently, no planned material projects involving information or non-information technology systems have been delayed or are anticipated to be delayed as a result of the redirection of resources to the Year 2000 remediation effort. The Company plans to complete its Year 2000 issue remediation project at a total external cost of approximately $5.0 million, which will be funded from operating cash flow and is being expensed as incurred. For the three-month period ended March 31, 1999, the Company incurred and expensed approximately $615,000 in external costs related to its Year 2000 project plan and remediation efforts, out of a total of $4.5 million incurred and expensed since commencement of the Year 2000 project. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans. The Company does not separately track the internal costs incurred in connection with the Year 2000 project plan, which are principally payroll costs for employees working on the project.

THE DISCUSSION ABOVE AND ALL PRIOR DISCUSSIONS IN THE COMPANY'S SEC FILINGS ARE DESIGNATED AS YEAR 2000 READINESS DISCLOSURES AS DEFINED BY THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998.

CAUTIONARY STATEMENTS AND INVESTMENT CONSIDERATIONS

GENERAL CONDITIONS (IC1)

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

Other factors that may influence the amount of NIW by PMI include: mortgage insurance industry volumes of new business; the impact of competitive underwriting criteria and product offerings and services, including mortgage pool insurance and contract underwriting services; the ability to recruit and maintain a sufficient number of qualified underwriters; the effect of risk-sharing structured transactions; changes in the performance of the financial markets; PMI's claims-paying ability rating; general economic conditions that affect the demand for or acceptance of the Company's products; changes in government housing policy; changes in government regulations or interpretations regarding the Real Estate Settlement Procedures Act and customer consolidation. PMI's financial condition and results of operations may materially and adversely be impacted by changes in legislation which affects the ability of Fannie Mae or Freddie Mac to offer a substitute for mortgage insurance, including self-insurance and alternative forms of credit support, or for the FHA or the VA to increase statutory lending limits or other expansion of eligibility for the FHA and VA. (See IC2). PMI's financial condition and results of operations may materially and adversely be impacted by changes in legislation, statutory charters and regulations governing banks and savings institutions to form reinsurance subsidiaries or permit the offering of other products which do not require mortgage insurance. In addition, PMI's financial condition and results of operations may materially and adversely be impacted by a reduction in the amount of mortgage insurance coverage required by Fannie Mae and Freddie Mac. (See IC3)

The costs of Year 2000 remediation, the dates on which the Company estimates that it will complete such remediation and possible risks associated with the Year 2000 issue are based upon the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to remediate each affected system, the nature and adequacy of testing performed by the Company, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 remediation efforts of others. If the Company's recently completed remediation of its mission critical mortgage insurance origination and application processing process is faulty or fails for any reason to be Year 2000 compliant, this circumstance could adversely impact its business operations and could have a material adverse affect on the Company's financial condition, liquidity and results of operations. See Management Discussion and Analysis - Year 2000 Issues.

MARKET SHARE AND COMPETITION (IC2)

The Company's financial condition and results of operations could be materially and adversely affected by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition (see IC3) as well as the competition of lending institutions that choose to remain uninsured, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance. The impact of competitive underwriting criteria and product offerings, including mortgage pool insurance and contract underwriting, has a direct impact on the Company's market share. Further, several of the Company's competitors have greater direct or indirect capital reserves that provide them with potentially greater flexibility than the Company in addressing competitive issues.

PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Office of Thrift Supervision has also recently granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The capitive reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. Management believes that such reinsurance affiliates will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share (See IC15).

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

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. Effective January 1, 1999, the Department of Housing and Urban Development announced an increase in the maximum individual loan amount that FHA can insure to $208,800 from $197,620. The maximum individual loan amount that the VA can insure is $203,150. The Omnibus Spending Bill of 1999, signed into law on October 21, 1998, among other items, streamlined the FHA down-payment formula by eliminating tiered minimum cash investment requirements and establishing maximum loan-to-value ratios based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices.

Although management believes that it is too early to ascertain the impact of the increase in the maximum individual loan amount the FHA can insure, any increase in the maximum loan amount would likely have an adverse effect on the competitive position of PMI and, consequently, could materially and adversely affect the Company's financial condition and results of operations.


FANNIE MAE AND FREDDIE MAC (IC3)

The GSEs are permitted by charter to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans, provided the minimum insurance coverage requirement is met. During 1999, Fannie Mae and Freddie Mac separately announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter(TM) and Loan ProspectorSM, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5 percent down payment (a 95 percent LTV), from 30 percent to 25 percent of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10 percent down payment (a 90 percent LTV loan), from 25 percent to 17 percent of the mortgage loan covered by MI. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95 percent LTV loan will require 18 percent of the mortgage loan have mortgage insurance coverage. Similarly, a 90 percent LTV loan will require 12 percent of the mortgage loan have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

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

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, requires the Office of Federal Housing Enterprise Oversight ("OFHEO") to develop a risk-based capital regulation for the GSEs. On April 13, 1999 a notice of proposed rulemaking was published in the Federal Register announcing OFHEO's development of proposed risk-based capital regulations. Public comments regarding the proposed regulations must be received in writing on or before August 11, 1999. After consideration of the comments received on the proposal, OFHEO will determine whether to issue a final rule or to issue a revised proposal. OFHEO is not authorized to enforce the risk-based standard until one year after the final rule is published. The regulation specifies a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of economic stress. The stress test is designed to simulate the financial performance, including cash flows of the GSEs under severe economic conditions. Such conditions would include high levels of mortgage defaults and associated losses, and large interest rate shocks. The proposed regulations could require a GSE to hold more than double the capital it presently maintains for loans with loan-to-value ratios ("LTV") of 95 percent or higher. Further the proposed capital regulations could treat more favorably credit enhancements issued by private mortgage insurance companies with a claims-paying ability rating of AAA or higher compared with those companies with a AA or lower rating.

Because of the numerous aspects of the OFHEO proposal which require clarification and which are likely to be revised during the public comment period, management is presently not able to ascertain the full impact of the proposed risk-based capital regulations on the Company's financial condition and results of operations in 1999 and beyond. Although management believes that it is too early to ascertain the impact of the risk-based capital regulations as proposed, management believes any shifts in the GSE's preferences for private mortgage insurance to other forms of credit enhancement, including a tiering of mortgage insurers based on their credit rating, could materially and adversely affect the Company's financial condition and results of operations.

During October 1998, Freddie Mac sought to amend its charter to allow it to use any method of default loss protection that is financially equal or superior, on an individual or pooled basis, to the protection provided by private mortgage insurance companies. The legislation containing the proposed charter amendment was subsequently rescinded. Currently, Freddie Mac can purchase loans with down-payments of less than 20%, only if the loans are insured or use other limited methods to protect against default.

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

Fannie Mae's and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if: (a) the borrower has a satisfactory payment record, no payment more than 30 days delinquent in the 12-month period preceding the request for cancellation; and (b) the unpaid principal balance of the mortgage is not greater than 80% of the original value of the property. (See IC4 for a discussion of recent Federal legislation providing for guidelines for automatic mortgage insurance cancellation)

In January, Fannie Mae and Freddie Mac announced increases in the maximum principal balance of loans eligible for purchase for purchase by Fannie Mae and Freddie Mac to $240,000. Although management believes that it is too early to ascertain the impact of the increase in the maximum individual loan amount the GSEs can insure, management believes any increase in the maximum loan amount would likely increase the number of loans eligible for mortgage insurance and may have the effect of increasing the size of the mortgage insurance market, and have a positive effect on the competitive position of PMI and consequently could materially affect the Company's financial condition and results of operations.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. Under Fannie Mae and Freddie Mac regulations, PMI needs to maintain at least an "AA-" or equivalent claims-paying ability rating in order to provide mortgage insurance on loans purchased by the GSEs. Failure to maintain such a rating would effectively cause PMI to be ineligible to provide mortgage insurance. A loss of PMI's existing eligibility status, either due to a failure to maintain a minimum claims-paying ability rating from the various rating agencies or non-compliance with other eligibility requirements, would have a material, adverse effect on the Company's financial condition and results of operations. (See IC2)


INSURANCE IN FORCE (IC4)

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. PMI's policies for insurance coverage typically have a policy duration of six to eight years. The policy owner or servicer of the loan may cancel insurance coverage at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time. As a result, the Company's financial condition and results of operation could be materially and adversely affected by greater than anticipated policy cancellations or lower than projected persistency resulting in declines in insurance in force.

Upon request by an insured, PMI must cancel the mortgage insurance for a mortgage loan. In addition, The Home Owners Protection Act of 1998 (the "Act"), which is effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, which closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans which are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. Protected state laws are preempted if inconsistent with the Act. Protected state laws are consistent with the Act if they require: (i) termination of mortgage insurance at an earlier date or higher mortgage principal balance than required by the Act, or (ii) disclosure of more, earlier, or more frequent information. States which enacted mortgage insurance cancellation laws on or before January 2, 1998, have until July 29, 2000 to make their statutes consistent with the Act. States that currently have mortgage insurance cancellation or notification laws include: California, Connecticut, Illinois, Maryland, Minnesota, Missouri, New York, Texas and Washington. Management is uncertain about the impact of the Act on PMI's insurance in force, but believes any reduction in premiums attributed to the Act's required cancellation of mortgage insurance, will not have a significant impact on the Company's financial condition and results of operation for the foreseeable future. (See IC10)

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. During the first quarter of 1999, mortgage loan refinancings continued at a higher than expected rate.
Management anticipates that the refinancing trend will decrease in 1999. A decrease in persistency, resulting from policy cancellations of older books of business affected by refinancings (which are affected, among other things, by decreases in interest rates) may materially and adversely impact the level or rate of growth of insurance in force or risk in force and consequently have similar impacts on the Company's financial condition and results of operations.


RATING AGENCIES (IC5)

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders, principally PMI's capital resources as computed by the rating agencies, and are not applicable to the Company's common stock or outstanding debt. During February 1999, Standard & Poor's affirmed the AA+ financial strength rating and claims-paying ability rating of PMI. During March 1999, Moody's confirmed PMI's Aa2 financial strength and claims-paying ability ratings, but announced that it changed PMI's and TPG's rating outlook from stable to negative stating such action was based on TPG stock repurchases, PMI's writing of GSE pool and diversification into new sectors.

Rating agencies generally assess capital charges on pool insurance policies based on price and structure. One published methodology for assessing the capital requirement for pool insurance is based on the real estate depression which occurred in oil producing states during the mid-1980's. Management believes the current capital charge that could be levied on pool insurance risk by one rating agency is approximately $1.00 of capital for each $1.40 of pool insurance risk. In comparison, primary mortgage insurance regulators specifically limit the amount of insurance risk that may be written by PMI according to a number of financial tests, including limiting risk, to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). The rating agencies could change their view as to the capital charges that are assessed on pool insurance products at any time. (See IC10)

Management believes that a reduction in PMI's claims-paying ratings below AA-could have a material, adverse effect on the Company's financial condition and results of operations. (See IC3 and IC6)


LIQUIDITY (IC6)

In the mortgage guaranty insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including premiums received and investment income, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. The level and severity of claims significantly influence liquidity requirements.

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

CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS (IC7)

The Company provides contract underwriting services for a fee that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. As a part of its contract underwriting services, PMI provides remedies which may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scopes of these remedies are in addition to those contained in PMI's master primary insurance policies. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters, or any significant increase in the cost PMI incurs to satisfy remedy obligations for underwriting services, could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations.

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

NEW YORK DEPARTMENT OF INSURANCE (IC8)

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

RISK-TO-CAPTIAL RATIO (IC9)

The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other regulators specifically limit the amount of insurance risk that may be written by PMI, by a variety of financial factors. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of policyholders surplus required, it must cease transacting new business until its policyholders surplus meets the requirements. Under Arizona law, policyholders surplus is calculated based on the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed. For example, under Arizona law, a mortgage guaranty insurer would have to maintain policyholders' surplus equal to $1.00 per each one hundred dollars of the face amount of the mortgage, provided the LTV was greater than seventy-five percent and the coverage percent was twenty-five percent. The amount of policyholders surplus would generally increase if the mortgage amount remained constant, but the coverage percentages and/or LTV amounts increased.

Other factors affecting PMI's risk-to-capital ratio include: (i) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (ii) TPG's credit agreements; and (iii) TPG's and PMI's credit or claims-paying ability ratings which generally require that the rating agencies' risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.


CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At March 31, 1999, 45.8% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At March 31, 1999, 3.7% of PMI's risk in force consisted of 97s which have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a new pool insurance product. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $42 million for the quarter ended March 31, 1999. New pool risk written was $450 million for the year ended December 31, 1998. Management is uncertain about the amount of new pool risk which will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. Although PMI charges higher premium rates for loans that have higher risk characteristics, including

ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations. (See IC5)

POTENTIAL INCREASE IN CLAIMS (IC11)

Mortgage insurance coverage generally cannot be canceled by PMI and remains renewable at the option of the insured until required to be canceled under applicable Federal or state laws for the life of the loan. As a result, the impact of increased claims from policies originated in a particular year generally cannot be offset by premium increases on policies in force or mitigated by nonrenewal of insurance coverage. There can be no assurance, however, that the premiums charged will be adequate to compensate PMI for the risks and costs associated with the coverage provided to its customers. (See
IC5)

LOSS RESERVES (IC12)

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

REGIONAL CONCENTRATION (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 17.0%, 7.4% and 7.3% of its risk in force concentrated and where the default rate on all PMI policies in force is 3.09%, 2.93% and 1.98% compared with 2.22% nationwide as of March 31, 1999.

CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE (IC14)

In December 1993, PMI entered into a Mortgage Pool Mortgage Guaranty Insurance Reinsurance Treaty ("Reinsurance Treaty") with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. The Reinsurance Treaty was amended in October 1994 to add a cut-through provision and to provide that Forestview would assume PMI's obligations under the run-off mortgage pool insurance policies after receipt of all regulatory and policyholder approvals. The majority of Forestview's business is currently comprised of the run-off mortgage pool business ceded by PMI pursuant to the Reinsurance Treaty. (See Item 5 - Other Information, below)

On October 28, 1994, TPG entered into a Runoff Support Agreement (the "Runoff Support Agreement") with Allstate Insurance Company ("Allstate") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligation have arisen under the Runoff Support Agreement.

claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligation have arisen under the Runoff Support Agreement.

CAPTIVE REINSURANCE ARANGEMENTS; RISK-SHARING TRANSACTIONS (IC15)

PMI offers various risk-sharing structured transactions, including a captive reinsurance arrangement as part of its strategic relationships with its customers. PMI's customers have indicated an increasing demand for captive reinsurance arrangements. Such arrangements allow a reinsurance company, generally an affiliate of the lender, to assume a portion of the mortgage insurance default risk in exchange for a portion of the insurance premiums. An increasing percentage of PMI's NIW is being generated by customers with captive reinsurance companies, and it is expected that this trend will increase, resulting in a decrease in net premiums written which may negatively impact the yield obtained in the Company's net premiums earned for such customers with captive reinsurance arrangements. There can be no assurance that PMI's risk-sharing structured transactions, including captive reinsurance arrangements, will continue to be accepted by its customers. The inability of the Company to provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessoions in captive reinsurance arrangements, would likely have an adverse effect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition, liquidity and results of operations.


THE PMI GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
MARCH 31, 1999

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no signficant changes in market risk since December 31, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5 - OTHER INFORMATION

Pursuant to a Recapture Agreement dated March 31, 1999, PMI and Forestview have agreed to commute the Reinsurance Treaty and to recapture liabilities ceded by PMI to Forestview under both the Reinsurance Treaty and a Mortgage Guaranty Insurance Reinsurance Treaty ("Deep Cover Treaty") effective December 31, 1991, and terminated as of October 27, 1994, pursuant to a Termination Agreement.

Closing of the Recapture Agreement is subject to the receipt of necessary regulatory approvals.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

               (b)  Reports on Form 8-K:

                    (i) On April 7, 1999, TPG filed a report on Form 8-K attaching a copy of The PMI Group, Inc., Equity Incentive Plan (as amended and restated effective as of February 18, 1999).

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 1999.



                                                  THE PMI GROUP, INC.



                                                  /s/ John M. Lorenzen, Jr.
                                                  -------------------------
                                                  John M. Lorenzen, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer



                                                  /s/ William A. Seymore
                                                  -------------------------
                                                  William A. Seymore
                                                  Vice President and Chief
                                                  Accounting Officer

                               INDEX TO EXHIBITS
                               (PART II, ITEM 6)


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

11.1                Computation of Net Income Per Share

27.1                Financial Data Schedule