Form 10-Q
period 1999-06-30
PMI GROUP INC
filed 1999-08-16
CIK 935724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

Yes   X    No
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock         Par Value          Date           Number of Shares
--------------         ---------          ----           ----------------
Common Stock             $0.01          06/30/99            29,837,640

                              THE PMI GROUP, INC.
                     Index to Quarterly Report on Form 10-Q
                                 June 30, 1999


Part I - Financial  Information                                                          Page
                                                                                         ----
  Item 1.  Interim Consolidated Financial Statements and Notes

           Consolidated Statements of Operations for the Three Months and Six
                 Months Ended June 30, 1999 and 1998                                       3

           Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998           4

           Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                 1999 and 1998                                                             5

           Notes to Consolidated Financial Statements                                     6-11

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                           12-28

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     29

 Item 4.   Submission of Matters to a Vote of Security Holders                            29

Part II - Other Information

 Item 5.   Other Information                                                              29

 Item 6.   Exhibits and Reports on Form 8-K                                               30

Signatures                                                                                31

Index to Exhibits                                                                         32

                        PART I -- FINANCIAL INFORMAITON
                     ITEM 1. INTERIM FINANCIAL STATEMENTS
                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months                 Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                  -----------------------     -----------------------
(In thousands except for per share amounts)                          1999          1998          1999          1998
                                                                  ---------     ---------     ---------     ---------
Revenues

  Premiums earned                                               $  131,330    $  118,327    $  260,099    $  235,173
  Investment income, less investment expense                        21,827        21,139        43,528        42,716
  Realized capital gains                                               327         2,226           344        10,191
  Other income                                                       2,689         5,777         7,453        10,023
                                                                  ---------     ---------     ---------     ---------
            Total revenues                                         156,173       147,469       311,424       298,103
                                                                  ---------     ---------     ---------     ---------

Losses and expenses

  Losses and loss adjustment expenses                               22,847        30,588        52,717        68,675
  Policy acquisition costs                                          21,144        12,790        41,967        25,018
  Underwriting and other operating expenses                         38,902        35,529        77,805        67,478
  Interest expense                                                   1,804         1,797         3,593         3,503
  Distributions on preferred capital securities                      2,077         2,078         4,155         4,157
                                                                  ---------     ---------     ---------     ---------
            Total losses and expenses                               86,774        82,782       180,237       168,831
                                                                  ---------     ---------     ---------     ---------

Income before income taxes                                          69,399        64,687       131,187       129,272

Income tax expense                                                  19,940        17,900        38,076        36,717
                                                                  ---------     ---------     ---------     ---------

Net income                                                      $   49,459    $   46,787    $   93,111    $   92,555
                                                                  =========     =========     =========     =========

Basic net income per common share                               $     1.65    $     1.47    $     3.10    $     2.88
                                                                  =========     =========     =========     =========

Diluted net income per common share                             $     1.64    $     1.46    $     3.09    $     2.86
                                                                  =========     =========     =========     =========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                             June 30,            December 31,
(Dollars in thousands)                                                         1999                 1998
                                                                           --------------       -------------
Assets
Investments
     Available for sale, at market
          Fixed income securities
              (amortized cost $1,277,592 and $1,268,625)                 $     1,320,173      $    1,356,869
          Equity securities
              Common stock (cost $34,702 and $34,129)                             63,579              58,785
              Preferred stock (cost $17,203 and $17,240)                          17,285              17,706
     Common stock of affiliates, at underlying book value                         63,426              60,450
     Short-term investments (at cost, which approximates market)                  56,462              38,414
                                                                           --------------       -------------
                       Total investments                                       1,520,925           1,532,224

Cash                                                                              10,412               9,757
Accrued investment income                                                         19,609              20,150
Reinsurance recoverable and prepaid premiums                                      45,657              42,102
Premiums receivable                                                               29,936              24,367
Receivable from affiliates                                                           946               2,229
Receivable from Allstate                                                          25,713              23,657
Deferred policy acquisition costs                                                 69,230              61,605
Property and equipment, net                                                       39,292              37,630
Other assets                                                                      51,518              24,149
                                                                           --------------       -------------
                       Total assets                                      $     1,813,238      $    1,777,870
                                                                           ==============       =============

Liabilities
Reserve for losses and loss adjustment expenses                          $       224,082      $      215,259
Unearned premiums                                                                 94,496              94,886
Long-term debt                                                                    99,508              99,476
Reinsurance balances payable                                                      18,916              14,764
Deferred income taxes                                                             85,388              96,730
Other liabilities and accrued expenses                                            53,009              60,200
                                                                           --------------       -------------
                       Total liabilities                                         575,399             581,315
                                                                           --------------       -------------

Company-obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely junior subordinated
     deferrable interest debenture of the Company                                 99,058              99,040

Shareholders' equity
Preferred stock -- $.01 par value; 5,000,000 shares authorized                         -                   -
Common stock -- $.01 par value; 125,000,000 shares
     authorized; and 35,196,002 and 35,196,002 issued                                352                 352
Additional paid-in capital                                                       265,366             265,040
Accumulated other comprehensive income                                            46,084              74,462
Retained earnings                                                              1,150,839           1,060,724
Treasury stock (5,358,362 and 4,917,401 shares at cost)                         (323,860)           (303,063)
                                                                           --------------       -------------
                       Total shareholders' equity                              1,138,781           1,097,515
                                                                           --------------       -------------
                       Total liabilities and shareholders' equity        $     1,813,238      $    1,777,870
                                                                           ==============       =============


         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                      ----------------------------
(In thousands)                                                                            1999             1998
                                                                                      ------------      ----------
Cash flows from operating activities
Net income                                                                          $      93,111     $    92,555
Adjustments to reconcile net income to net cash
           provided by operating activities:
              Realized capital gains, net                                                    (344)        (10,191)
              Equity in earnings of affiliates                                             (3,127)         (1,119)
              Depreciation and amortization                                                 3,325           3,093
              Changes in:
                 Reserve for losses and loss adjustment expenses                            8,823            (661)
                 Unearned premiums                                                           (390)        (13,079)
                 Deferred policy acquisition costs                                         (7,625)        (10,102)
                 Accrued investment income                                                    541             894
                 Reinsurance balances payable                                               4,152           1,604
                 Reinsurance recoverable and prepaid premiums                              (3,555)         (3,345)
                 Premiums receivable                                                       (5,569)         (1,349)
                 Income taxes                                                               2,999           2,879
                 Receivable from affiliates                                                 1,283           2,639
                 Receivable from Allstate                                                  (2,056)         (4,778)
                 Other                                                                    (26,742)         19,803
                                                                                      ------------      ----------
                       Net cash provided by operating activities                           64,826          78,843
                                                                                      ------------      ----------

Cash flows from investing activities
Proceeds from sales of equity securities                                                   16,085          25,688
Investment collections of fixed income securities                                               -          17,672
Proceeds from sales of fixed income securities                                            132,888          58,538
Investment purchases
           Fixed income securities                                                       (141,700)        (81,096)
           Equity securities                                                              (16,239)        (37,333)
Net (increase) decrease in short-term investments                                         (18,049)         49,834
Investment in affiliates                                                                     (740)        (24,953)
Purchase of MGICA, Ltd.                                                                    (7,799)              -
Purchase of property and equipment                                                         (5,129)         (5,736)
                                                                                      ------------      ----------
                       Net cash provided by (used in) investing activities                (40,683)          2,614
                                                                                      ------------      ----------
Cash flows from financing activities
Proceeds from exercise of stock grants and options                                            327           1,875
Dividends paid to shareholders                                                             (3,018)         (3,244)
Purchase of The PMI Group, Inc. common stock                                              (20,797)        (82,327)
                                                                                      ------------      ----------
                       Net cash used in financing activities                              (23,488)        (83,696)
                                                                                      ------------      ----------
Net increase (decrease) in cash                                                               655          (2,239)
Cash at beginning of period                                                                 9,757          11,101
                                                                                      ------------      ----------
Cash at end of period                                                               $      10,412     $     8,862
                                                                                      ============      ==========

         See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


Note  1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), a Delaware corporation; its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation; Residential Guaranty Co. ("RGC"), an Arizona Corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; PMI Mortgage Guaranty Co. ("PMG"), an Arizona corporation; Residential Insurance Co. ("RIC"), an Arizona corporation; PMI Capital I ("PCI"), a Delaware trust; TPG Insurance Co. ("TIC"), a Vermont corporation; TPG Segregated Portfolio Co. (Cayman) ("TSPC"), a Cayman Islands corporation; and PMI's wholly-owned subsidiaries, PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting, and PMI Securities Co. ("SEC"), a Delaware corporation, which is an inactive broker-dealer. PMI is licensed in all 50 states of the United States and the District of Columbia. TPG and its subsidiaries are collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI owns 50% (45% at June 30, 1998) of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation, which also conducts a residential mortgage insurance business and TPG owns 22.3% of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), a financial guaranty reinsurance company based in Bermuda. CMG and Ram Re are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1999, and its consolidated statements of operations and cash flows for the periods ended June 30, 1999 and 1998, have been included. Interim results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1998 Annual Report to Shareholders.

Note 2 - Earnings per Share

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 29,924,828 and 31,918,220 for the three months ended June 30, 1999 and 1998, respectively and 30,038,999 and 32,173,226 for the six months ended June 30, 1999 and 1998, respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 30,113,398 and 32,119,224 for the three months ended June 30, 1999 and 1998, respectively and 30,164,738 and 32,361,101 for the six months ended June 30, 1999 and 1998, respectively. Net income available to common shareholders does not change for computing diluted EPS.

Note 3 -- Comprehensive Income

The reconciliation of net income to comprehensive income for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                                                          Three Months                  Six Months
                                                                          Ended June 30,               Ended June 30,
                                                                   --------------------------   -----------------------------
(In thousands)                                                         1999            1998          1999            1998
                                                                   ------------     ---------   -------------   -------------

Net income                                                       $      49,459    $   46,787  $       93,111  $       92,555
Other comprehensive income, net of tax:
      Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during period        (22,844)        3,213         (28,153)          8,766
        Less: reclassification adjustment for gains
           included in net income                                         (213)       (1,447)           (224)         (6,624)
                                                                   ------------     ---------   -------------   -------------
Other comprehensive income (loss), net of tax                          (23,057)        1,766         (28,377)          2,142
                                                                   ------------     ---------   -------------   -------------
Comprehensive income                                             $      26,402    $   48,553  $       64,734  $       94,697
                                                                   ============     =========   =============   =============


Note 4 -- New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments. The statement, which is effective for fiscal quarters beginning after June 15, 2000, is not expected to have a significant effect on PMI's financial position or results of operations based on current operating activities.

Note 5 -- Deferred Acquisition Costs ("DAC")

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

                                                            Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                   -------------------------------   ----------------------------
(In thousands)                                         1999               1998           1999            1998
                                                   --------------    -------------   ------------   -------------

Beginning DAC balance                            $        65,682   $       40,690  $      61,605  $       37,864

Acquisition costs incurred and deferred                   24,692           20,066         49,592          35,120
Amortization of deferred costs                           (21,144)         (12,790)       (41,967)        (25,018)
                                                   --------------    -------------   ------------   -------------
Ending DAC balance                               $        69,230   $       47,966  $      69,230  $       47,966
                                                   ==============    =============   ============   =============

Note 6 -- Business Segments

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

The following tables present information about reported segment income (loss) and segment assets for the periods indicated:


                                                  Mortgage
Quarter Ended June 30, 1999                       Guaranty        Title                       Intersegment      Consolidated
(In thousands)                                   Insurance      Insurance        Other        Adjustments          Total
-------------------------------------------------------------------------------------------------------------------------------

Premiums earned                                   $  107,339      $ 23,991       $      -          $      -       $   131,330
                                               ==============  ============  =============  ================  =================
Net underwriting income (expenses)
   before tax-external customers                  $   49,956      $  2,715       $ (1,545)         $      -       $    51,126
Investment and other income                           19,390           380            790                              20,560
Equity in earnings of affiliates                           -             -            289             1,305             1,594
Interest expense                                           -             -         (1,804)                             (1,804)
Distributions on preferred capital securities              -             -         (2,077)                             (2,077)
                                               --------------  ------------  -------------  ----------------  -----------------
   Income (loss) before income tax expense            69,346         3,095         (4,347)            1,305            69,399
Income tax expense (benefit)                          20,272         1,134         (1,466)                -            19,940
                                               --------------  ------------  -------------  ----------------  -----------------
Net income (loss)                                 $   49,074      $  1,961       $ (2,881)         $  1,305       $    49,459
                                               ==============  ============  =============  ================  =================

Total assets                                      $1,680,790      $ 41,776       $ 90,672          $      -       $ 1,813,238
                                               ==============  ============  =============  ================  =================


                                                  Mortgage
Quarter Ended June 30, 1998                       Guaranty        Title                       Intersegment      Consolidated
(In thousands)                                   Insurance      Insurance        Other        Adjustments          Total
-------------------------------------------------------------------------------------------------------------------------------

Premiums earned                                   $  100,679      $ 17,648      $       -             $   -        $   118,327
                                               ==============  ============  =============  ================  =================
Net underwriting income (expenses)
   before tax-external customers                  $   43,778      $  2,077      $    (658)            $   -        $    45,197
Investment and other income                           20,625           328          1,804                 -             22,757
Equity in earnings of affiliates                           -             -              -               608                608
Interest expense                                           -             -         (1,797)                -             (1,797)
Distributions on preferred capital securities              -             -         (2,078)                -             (2,078)
                                               --------------  ------------  -------------  ----------------  -----------------
   Income (loss) before income tax expense            64,403         2,405         (2,729)              608             64,687
Income tax expense (benefit)                          18,052           881         (1,033)                -             17,900
                                               --------------  ------------  -------------  ----------------  -----------------
Net income (loss)                                 $   46,351      $  1,524      $  (1,696)            $ 608        $    46,787
                                               ==============  ============  =============  ================  =================

Total assets                                      $1,555,576      $ 35,587      $ 114,668             $   -        $ 1,705,831
                                               ==============  ============  =============  ================  =================



                                                  Mortgage
Six Months Ended June 30, 1999                    Guaranty        Title                       Intersegment      Consolidated
(In thousands)                                   Insurance      Insurance        Other        Adjustments          Total
-------------------------------------------------------------------------------------------------------------------------------

Premiums earned                                   $  212,577      $ 47,522       $      -           $     -        $   260,099
                                               ==============  ============  =============  ================  =================
Net underwriting income (expenses)
   before tax-external customers                  $   93,296      $  4,940       $ (3,173)          $     -        $    95,063
Investment and other income                           38,541           748          1,457                 -             40,746
Equity in earnings of affiliates                           -             -            578             2,548              3,126
Interest expense                                           -             -         (3,593)                -             (3,593)
Distributions on preferred capital securities              -             -         (4,155)                -             (4,155)
                                               --------------  ------------  -------------  ----------------  -----------------
   Income (loss) before income tax expense           131,837         5,688         (8,886)            2,548            131,187
Income tax expense (benefit)                          38,919         2,071         (2,914)                -             38,076
                                               --------------  ------------  -------------  ----------------  -----------------
Net income (loss)                                 $   92,918      $  3,617       $ (5,972)          $ 2,548        $    93,111
                                               ==============  ============  =============  ================  =================

Total assets                                      $1,680,790      $ 41,776       $ 90,672           $     -        $ 1,813,238
                                               ==============  ============  =============  ================  =================


                                                  Mortgage
Six Months Ended June 30, 1998                    Guaranty        Title                       Intersegment      Consolidated
(In thousands)                                   Insurance      Insurance        Other        Adjustments          Total
-------------------------------------------------------------------------------------------------------------------------------

Premiums earned                                   $  200,823      $ 34,350      $       -           $     -        $   235,173
                                               ==============  ============  =============  ================  =================
Net underwriting income (expenses)
   before tax-external customers                  $   82,151      $  3,694      $  (1,820)          $     -        $    84,025
Investment and other income                           47,379           650          3,759                 -             51,788
Equity in earnings of affiliates                           -             -              -             1,119              1,119
Interest expense                                           -             -         (3,503)                -             (3,503)
Distributions on preferred capital securities              -             -         (4,157)                -             (4,157)
                                               --------------  ------------  -------------  ----------------  -----------------
   Income (loss) before income tax expense           129,530         4,344         (5,721)            1,119            129,272
Income tax expense (benefit)                          37,079         1,580         (1,942)                -             36,717
                                               --------------  ------------  -------------  ----------------  -----------------
Net income                                        $   92,451      $  2,764      $  (3,779)          $ 1,119        $    92,555
                                               ==============  ============  =============  ================  =================

Total assets                                      $1,555,576      $ 35,587      $ 114,668           $     -        $ 1,705,831
                                               ==============  ============  =============  ================  =================

The Company did not have any major customers that accounted for more than 10% of its consolidated revenues for any of the periods presented. The Company does not have any material revenues or assets attributed to or located outside the United States.

Note 7 -- Subsequent Events

On August 6, 1999, TPG announced it had completed the acquisition of MGICA, Ltd. ("MGICA"), Australia's second largest mortgage insurance company. MGICA is now an indirect wholly owned subsidiary of PMI. The transaction purchase price was US$77.6 million. TPG has also agreed to guarantee repayment of the debt incurred to finance a portion of the purchase price. MGICA has a Standard and Poor's ("S&P") claim paying ability rating of AA- and a Moody's Investor Services ("Moody's") financial strength rating of A1. S&P and Moody's have affirmed both PMI's and MGICA's ratings following the acquisition based upon PMI's execution of a Support agreement to maintain MGICA's capital at certain minimum levels.

On July 29, 1999, the California Department of Insurance approved the Recapture Agreement between PMI and Forestview Mortgage Insurance Company. Closing of the transactions that are the subject of the Recapture Agreement is subject to additional regulatory approvals, which are expected to be received in 1999.

On July 27, 1999, the Company received $30.2 million from Allstate Insurance Co. as payment of a tax refund due to the Company under a tax sharing agreement executed by TPG, The Allstate Corporation, The Allstate Insurance Company and Sears, Roebuck and Co., in connection with the Company's initial public offering in April 1995. (See Note 7 "Income Taxes" in the 1998 Annual Report to Shareholders.)

On July 21, 1999, TPG announced that its Board of Directors declared a 3-for-2 stock split in the form of a 50 percent stock dividend, and increased its cash dividend level to 6 cents per share on a pre-split basis. The stock split will be payable on August 16, 1999 to shareholders of record on July 30, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management anticipates that the decrease in refinancing activity will continue in 1999; (ii) during 1999, management expects the percentage of PMI's risk related to risk-share programs to continue to increase as a percentage of total risk; (iii) management believes the Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements is expected to have a negative impact on the growth rate of direct risk in force; (iv) management anticipates that the percentage of NIW subject to captive mortgage reinsurance agreements will continue to increase in 1999 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to have a negative effect on the Company's net premiums written and net premiums earned for such customers with captive arrangements; (v) management anticipates ceded premiums will continue to increase substantially as a result of the expected increase in risk-share programs; (vi) management anticipates the percentage of insurance in force with higher coverage percentages will decrease in 1999 and this decreases should accelerate in the years following due to a reduction in required mortgage insurance by Fannie Mae and Freddie Mac; (vii) although management expects that California should continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; (viii) management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business; (ix) management anticipates that contract underwriting will continue to generate a significant percentage of PMI's new insurance written ("NIW"); and (x) management is uncertain about the amount of new pool risk which will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-15") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated net income was $49.5 million in the three months ended June 30, 1999, a 5.8% increase over the corresponding period of 1998. The increase can be attributed to an increase in premiums earned of 11.0% and a decrease in losses and loss adjustment expenses of 25.3%, partially offset by a 53.5% decrease in other income, a 85.3% decrease in realized capital gains and a 65.3% increase in policy acquisition costs, and a 9.5% increase in underwriting and other operating expenses. Including capital gains, diluted earnings per share increased 12.3% to $1.64 for the second quarter of 1999. Excluding capital gains, diluted operating earnings per share increased by 16.3% to $1.64. Revenues in the second quarter of 1999 increased by 5.9% to $156.2 million, compared with the same period in 1998.

MORTGAGE INSURANCE OPERATIONS

PMI's new primary insurance written ("NIW") increased by 10.1% to $7.6 billion in the second quarter of 1999 compared with the second quarter of 1998, primarily as a result of the growth in volume of the private mortgage insurance industry as well as the increase in PMI's market share.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced an increase in total new insurance written of 6.9% to $49.6 billion in the second quarter of 1999 from the corresponding period of 1998 primarily due to strong home purchase activity partially offset by a decrease in refinancing activity. Refinancing as a percentage of PMI's NIW decreased to 25.6% in the second quarter of 1999 from 31.5% in the second quarter of 1998 and from 37.2% in the first quarter of 1999. Management anticipates that the decrease in refinancing activity will continue in 1999. (See IC4) The private mortgage insurance companies' market share in the three months ended June 30, 1999 decreased to 50.9%, of the total low down-payment market (insurable loans) from 58.3% in the second quarter of 1998 and from 51.1% in the three months ended March 31, 1999. Management believes the private mortgage insurance companies' decline in the low down-payment market share was the result of an increase in the maximum individual loan amount that the FHA/VA can insure. (See
IC2)

PMI's market share of NIW was 15.3% in the second quarter of 1999, an increase from 14.6% in the first quarter of 1999, and an increase from 14.9% in the three months ended June 30, 1998. On a combined basis with CMG, market share increased to 16.5% in the second quarter of 1999 compared with 16.3% in the second quarter of 1998, and 15.9% in the first quarter of 1999. The increases in market share were primarily due to contract underwriting services, pool insurance products, and risk sharing programs offered by PMI. Pool risk written totaled $61.0 million for the second quarter of 1999 compared with $38.0 million in the second quarter of 1998. Risk in force under risk-share programs with PMI's customers, excluding pool insurance, represented approximately 14.9% of the $19.8 billion total primary risk in force at June 30, 1999. Risk in force under pool insurance arrangements represented 2.8% of total risk in force at June 30, 1999, compared with less than one percent at June 30, 1998. During 1999, management expects the percentage of PMI's risk related to risk-share programs to continue to increase as a percent of total risk. The Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements is expected to have a negative impact on the growth rate of direct risk in force. (See IC10)

PMI's cancellations of insurance in force remained unchanged at $6.7 billion in the second quarter of 1999 compared to the corresponding period of 1998. However, PMI's persistency rate of 66.1% as of June 30, 1999 increased compared with 66.0% as of March 31, 1999 but decreased compared with 73.9% as of June 30, 1998 .

Insurance in force increased by 6.1% to $82.3 billion at June 30, 1999 compared with June 30, 1998 and when on a combined basis with CMG, insurance in force grew by 8.0% to $87.4 billion compared with June 30, 1998. PMI's market share of insurance in force increased by 0.1 percentage points to 14.4% and when combined with CMG increased by 0.4 percentage points to 15.3% for the second quarter of 1999 compared with the second quarter of 1998. PMI's risk in force increased by 8.2% to $19.8 billion at June 30, 1999 and when combined with CMG grew by 10.5% to $21.1 billion compared with June 30, 1998. The growth rate of risk in force is greater than insurance in force due to terminating policies being replaced by new policies with higher coverage percentages.

Mortgage insurance net premiums written (which includes net cessions and refunds) grew by 14.2% to $113.5 million in the second quarter of 1999 compared with the same period in 1998 primarily due to the growth of risk in force of both primary and pool insurance, the continued shift to deeper coverage for primary insurance and a decrease in refunded premiums of 34.8% to $5.3 million as a result of a greater percentage of monthly policies, which are non-refundable, being cancelled. Approximately 15.8% of new insurance written in the second quarter of 1999 was subject to captive mortgage reinsurance agreements. Management anticipates that the percent of NIW subject to captive mortgage reinsurance agreements will continue to increase in 1999 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to have a negative effect on the Company's net premiums written and net premiums earned for such customers with captive arrangements. (See IC15) Mortgage insurance premiums earned increased 6.6% to $107.3 million in the second quarter of 1999 compared with the same period in 1998 primarily due to the increase in premiums written. Ceded premiums, which include third-party reinsurance arrangements as well as captive reinsurance agreements, were $8.0 million in the second quarter of 1999, increasing 77.8% from the second quarter of 1998. Management anticipates ceded premiums will continue to increase substantially as a result of the expected increase in risk-share programs. (See IC7 and IC15)

PMI's monthly product represented 76.8% of risk in force at June 30, 1999, compared with 64.7% at June 30, 1998. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 35.9% of risk in force as of June 30, 1999, from 31.6% as of June 30, 1998. Mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 31.2% of risk in force as of June 30, 1999, compared with 26.4% as of June 30, 1998. Management anticipates the percentage of insurance in force with higher coverage percentages will decrease in 1999 and this decrease should accelerate in the years following due to a reduction in required mortgage insurance by Fannie Mae and Freddie Mac. (See IC3)

Mortgage insurance losses and loss adjustment expenses decreased 26.4% to $22.6 million in the second quarter of 1999 compared with the second quarter of 1998 primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments. Loans in default decreased by 4.2% to 14,338 at June 30, 1999 compared with June 30, 1998. PMI's national default rate decreased by 0.17 percentage points to 1.99% at June 30, 1999 compared with the same period in 1998, primarily due to a decrease in the loans in default inventory and secondarily to an increase in policies in force.

Direct primary claims paid in the second quarter of 1999 decreased by 45.8% to $18.6 million when compared with the same period in 1998 due to a 14.8% decrease in the average claim size to approximately $20,900 and a 31.7% decline in the number of claims paid to 965 for the second quarter of 1999. The reduction in claims paid is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Default rates on PMI's California policies decreased to 2.59% (representing 2,414 loans in default) at June 30, 1999, from 3.20% (representing 3,252 loans in default) at June 30, 1998. Policies written in California accounted for 34.1% and 52.2% of the total dollar amount of claims paid in the second quarter 1999 and 1998, respectively. Although management expects that California will continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. (See IC13) Management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business. (See IC11)

Mortgage insurance policy acquisition costs incurred and deferred (including, among other field expenses, contract underwriting expenses) increased by 22.9% to $24.7 million in the second quarter of 1999 compared with the same period in 1998 as a result of the 10.1% increase in NIW. Amortization of policy acquisition costs increased 64.8% to $21.1 million during the same period. (See
Note 5 "Deferred Acquisition Costs" of Notes to Consolidated Financial Statements) New policies processed by contract underwriters represented 37.1% of PMI's second quarter NIW in 1999 compared with 33.6% in 1998. Contract underwriting is the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. (See IC7)

Underwriting and other mortgage insurance operating expenses increased by 1.5% to $13.7 million in the second quarter of 1999 compared with the second quarter of 1998. Included in operating expenses were Year 2000 remediation costs of $0.2 million in the second quarter of 1999, compared with $0.5 million of such costs in the second quarter of 1998. The mortgage insurance loss ratio declined by 9.3 percentage points to 21.1% in the period ended June 30, 1999 compared with the same period in 1998. The decrease can be attributed to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses, as discussed above. The expense ratio increased by 4.3 percentage points to 30.7% primarily due to the increase in policy acquisition costs resulting from the growth in NIW. In addition, a reduction in pool premiums and an increase in captive reinsurance premium cessions negatively affected premiums written. The combined ratio decreased by 5.0 percentage points to 51.8% in the second quarter of 1999 compared with the same period in 1998.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 36.4% to $24.0 million in the three months ended June 30, 1999 compared with the same period in 1998 primarily due to the record residential mortgage origination volumes, as discussed above, and secondarily to APTIC's expansion into new states. APTIC was writing business in 31 states at June 30, 1999, up from 29 states at June 30, 1998. In the second quarter of 1999, approximately 74.0% of APTIC's premiums earned came from its Florida operations, compared with approximately 76.0% in 1998. Underwriting and other expenses increased 34.6% to $21.0 million in the second quarter of 1999 compared with the same period in 1998 due to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio increased by 0.4 percentage points to 88.7%.

OTHER

Other income generated by other subsidiaries decreased by 53.4% to $2.7 million in the second quarter of 1999 compared with the second quarter of 1998 primarily due to a decrease in MSC's contract underwriting revenues as a result of the decline in refinancing activity. Underwriting and other expenses generated by other subsidiaries decreased by 34.4% to $4.2 million, primarily due to a $1.4 million decrease in expenses incurred by MSC resulting from contract underwriting services provided to the Company's mortgage insurance customers. (See IC7)

In the period ended June 30, 1999, the Company's net investment income (including realized capital gains) decreased by 5.1% to $22.2 million when compared with the second quarter of 1998 primarily due to a $1.9 million decrease in realized gains on investments. In addition, the yield decreased to 5.9% at June 30, 1999 from 6.1% at June 30, 1998 primarily as a result of the declining interest rate environment for the same period.

The Company's effective tax rate increased to 28.7% in the second quarter of 1999 from 27.7% in the second quarter of 1998 as a result of a decrease in the proportion of tax-exempt investment income relative to total income.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated net income was $93.1 million in the six months ended June 30, 1999, a 0.5% increase over the corresponding period of 1998. The increase can be attributed to an increase in premiums earned of 10.6% and a decrease in losses and loss adjustment expenses of 23.3%, partially offset by a 96.6% decrease in net realized gains, a 67.7% increase in policy acquisition costs and a 15.3% increase in underwriting and other expenses. Including capital gains, diluted earnings per share increased by 8.0% to $3.09 in 1999. Excluding capital gains, diluted operating earnings per share increased by 15.8% to $3.08. Revenues in the first half of 1999 increased by 4.5% to $311.4 million.

MORTGAGE INSURANCE OPERATIONS

PMI's NIW increased by 27.4% to $14.9 billion in the first six months of 1999 compared with the corresponding period of 1998, primarily as a result of the growth in volume of the private mortgage insurance industry as well as the increase in PMI's market share.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced an increase in total new insurance written of 22.1% to $99.5 billion for the period ended June 30, 1999 from the corresponding period of 1998 primarily due to strong home purchase activity partially offset by a decrease in refinancing activity. Refinancing as a percentage of PMI's NIW decreased to 31.3% for the six months ended June 30, 1999 from 32.8% for the same period of 1998. Management anticipates that the decrease in refinancing activity will continue in 1999. The private mortgage insurance companies' market share decreased to 51.8% for the six months ended June 30, 1999, of the total low down-payment market (insurable loans) from 56.4% for the same period of 1998. Management believes the private mortgage insurance companies' decline in the low down-payment market share was the result of an increase in the maximum individual loan amount that the FHA/VA can insure. (See IC2)

PMI's market share of NIW was 14.9% in the first six months of 1999, an increase from 14.4% in the first six months of 1998. On a combined basis with CMG, market share increased to 16.2% in the first half of 1999 compared with 15.8% in the first half of 1998. The increases in market share were primarily due to contract underwriting services, pool insurance products, and risk sharing programs offered by PMI. Pool risk written totaled $103.0 million for the first six months of 1999 compared with $52.0 million in the period ended June 30, 1998. The Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements is expected to have a negative impact on the growth rate of direct risk in force. (See IC10)

Mortgage insurance net premiums written (which includes net cessions and refunds) grew by 12.5% to $211.9 million in the first six months of 1999 compared with the same period in 1998 primarily due to the growth of risk in force of both primary and pool insurance, the continued shift to deeper coverage for primary insurance, and a decrease in refunded premiums of 17.0% to $9.3 million as a result of a greater percentage of monthly policies, which are non-refundable, being cancelled. Mortgage insurance premiums earned increased 5.9% to $212.6 million in the first half of 1999 compared with the same period in 1998 primarily due to the increase in premiums written. Ceded premiums were $15.6 million in the first six months of 1999, increasing 69.6% from the corresponding period in 1998. Management anticipates ceded premiums will continue to increase substantially as a result of the expected increase in risk-share programs. (See IC7 and IC15)

Mortgage insurance losses and loss adjustment expenses decreased 23.8% to $52.2 million in the first half of 1999 compared with the first half of 1998 primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments.

Direct primary claims paid in the six months ended June 30, 1999 decreased by 38.2% to $41.6 million when compared with the same period in 1998 due to a 14.8% decrease in the average claim size to approximately $20,900 and a 27.4% decline in the number of claims paid to 1,993. The reduction in claims paid is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Mortgage insurance policy acquisition costs incurred and deferred (including, among other field expenses, contract underwriting expenses) increased by 41.3% to $49.6 million for the first six months of 1999 compared with the same period in 1998 as a result of the 27.4% increase in NIW. Amortization of policy acquisition costs increased 68.0% to $42.0 million for the same period. (See
Note 5 "Deferred Acquisition Costs" of Notes to Consolidated Financial Statements) New policies processed by contract underwriters represented 38.7% of PMI's NIW in 1999 compared with 32.1% in 1998. Contract underwriting is the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. (See IC7)

Underwriting and other mortgage insurance operating expenses remained virtually unchanged at $25.1 million in the first six months of 1999 compared with the same period of 1998. Included in operating expenses were Year 2000 remediation costs of $0.8 million in the first half of 1999, compared with $1.0 million of such costs in the first half of 1998. The mortgage insurance loss ratio declined by 9.5 percentage points to 24.6% in the period ended June 30, 1999 compared with the same period in 1998. The decrease can be attributed to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses, as discussed above. The expense ratio increased by 5.0 percentage points to 31.7% primarily due to the increase in policy acquisition costs resulting from the growth in NIW. In addition, a reduction in pool premiums and an increase in captive reinsurance premium cessions negatively affected premiums written. The combined ratio decreased by 4.5 percentage points to 56.3% in the first six months of 1999 compared with the same period in 1998.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 38.1% to $47.5 million in the six months ended June 30, 1999 compared with the same period in 1998 primarily due to the record residential mortgage origination volumes, as discussed above, and secondarily to APTIC's expansion into new states. APTIC was writing business in 31 states at June 30, 1999, up from 29 states at June 30, 1998. In the first six months of 1999, approximately 71% of APTIC's premiums earned came from its Florida operations, compared with approximately 76% in 1998. Underwriting and other expenses increased 38.0% to $42.1 million in the first half of 1999 compared with the same period in 1998 due to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio increased by 0.3 percentage points to 89.6%.

OTHER

Other income generated by other subsidiaries decreased by 26.0% to $7.4 million in the period ended June 30, 1999 compared with the same period of 1998 primarily due to a decrease in MSC's contract underwriting revenues as a result of the decrease in refinancing activity. Underwriting and other expenses generated by other subsidiaries decreased by 10.2% to $10.6 million, primarily due to expenses of $10.3 million incurred by MSC resulting from contract underwriting services provided to the Company's mortgage insurance customers. (See IC7)

In the period ended June 30, 1999, the Company's net investment income (including realized capital gains) decreased 1.9% to $43.5 million when compared with the first half of 1998 primarily due to a $9.8 million decrease in realized gains on investments. In addition, the yield decreased to 5.9% at June 30, 1999 from 6.1% at June 30, 1998 primarily as a result of the declining interest rate environment for the same period.

The Company's effective tax rate increased to 29.0% in the first half of 1999 from 28.4% in the first half of 1998 as a result of a decrease in the proportion of tax-exempt investment income relative to total income.

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

The terms of the A$70.5 million credit agreement dated August 3, 1999 executed among TPG, MGICA, and Bank of America, N.A., in connection with the Company's acquisition of MGICA, provide in part that: (i) TPG's consolidated net worth shall not be less than $600 million; (ii) PMI's statutory capital shall not be less than $675 million; (iii) the risk to capital ratio shall not exceed 23 to 1; and (iv) TPG's consolidated debt to capital ratio shall not exceed 0.40 to
1.0. In addition, PMI's and MGICA's ability to pay dividends or incur additional indebtedness are restricted. Failure to maintain such financial covenants or debt restrictions may be deemed an event of default. Pursuant to the guarantee executed by TPG in connection with the credit agreement, if an event of default occurs under the credit agreement or under any other indebtedness, all outstanding amounts under the credit agreement may be accelerated and become immediately payable by TPG.

In addition to the dividend restrictions described above, the Company's other credit agreements also limit the payment of dividends by PMI, and various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends to TPG by PMI or APTIC. During the first half of 1999, APTIC declared and paid a cash dividend of $3.0 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 1999 without prior permission from the Florida Department of Insurance. On June 16, 1999, the Arizona Department of Insurance also authorized a dividend of $25 million to TPG, which was paid in cash on June 23, 1999. TPG has two bank credit lines available totaling $50.0 million. At June 30, 1999, there were no outstanding borrowings under the credit lines.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest. The Company announced a stock repurchase program in the amount of $100.0 million authorized by the TPG Board of Directors in November 1998. During the first half of 1999, TPG purchased $20.8 million of the Company's common stock.

As of June 30, 1999, TPG had approximately $52.5 million of available funds. This amount has decreased from the December 31, 1998 balance of $56.1 million due to the common stock repurchases in 1999, offset by dividends received from APTIC.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $53.1 million and $66.8 million in the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the decrease in net realized capital gains for the same period.

The Company's invested assets decreased by $11.3 million at June 30, 1999 compared with December 31, 1998 partially due a decrease in net unrealized gains on investments of $28.4 million, stock repurchases of $20.8 million and dividends paid of $3.0 million.

Consolidated reserves for losses and loss adjustment expenses increased by 4.1% in the first half of 1999 compared with December 31, 1998 primarily due to the increase in pool loss reserves.

Consolidated shareholders' equity increased by $41.3 million in the first half of 1999, consisting of increases of $93.1 million from net income and $0.4 million from exercises of stock options, offset by a $28.4 million decrease in net unrealized gains on investments included in other comprehensive income, common stock repurchases of $20.8 million, and dividends declared of $3.0 million.

PMI's statutory risk-to-capital ratio at June 30, 1999 was 14.5 to 1, compared with 14.9 to 1 at December 31, 1998. (See IC9)

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

Costs to Address the Year 2000 Issue. The Company is utilizing both internal and external personnel and resources to implement its Year 2000 project plan. Currently, no planned material projects involving information or non-information technology systems have been delayed or are anticipated to be delayed as a result of the redirection of resources to the Year 2000 remediation effort. The Company plans to complete its Year 2000 issue remediation project at a total external cost of approximately $5.0 million, which will be funded from operating cash flow and is being expensed as incurred. For the three-month period ended June 30, 1999, the Company incurred and expensed approximately $200,000 in external costs related to its Year 2000 project plan and remediation efforts, out of a total of $4.7 million incurred and expensed since commencement of the Year 2000 project. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans. The Company does not separately track the internal costs incurred in connection with the Year 2000 project plan, which are principally payroll costs for employees working on the project. (See IC1 and Item 5 - Other Information, below).


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

The costs of Year 2000 remediation, the correctness of the Company's assessment that it has completed one or more phases of its remediation, the dates on which the Company estimates that it will complete such remediation and possible risks associated with the Year 2000 issue are based upon the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to remediate each affected system, the nature and adequacy of testing performed by the Company, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 remediation efforts of others. If the Company's recently completed remediation of its mission critical mortgage insurance origination and application processing process is faulty or fails for any reason to be Year 2000 compliant, this circumstance could adversely impact its business operations and could have a material adverse affect on the Company's financial condition, liquidity and results of operations. See Management Discussion and Analysis - Year 2000 Issues, above and Item 5 - Other Information, below.


MARKET SHARE AND COMPETITION (IC2)

The Company's financial condition and results of operations could be materially and adversely affected by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition (see IC3) as well as the competition of lending institutions that choose to remain uninsured, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance. The impact of captive reinsurance arrangements, competitive underwriting criteria and product offerings, including mortgage pool insurance and contract underwriting, has a direct impact on the Company's market share. Further, several of the Company's competitors have greater direct or indirect capital reserves that provide them with potentially greater flexibility than the Company in addressing competitive issues.

PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Office of Thrift Supervision has also granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The capitive reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. Management believes that such reinsurance affiliates will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share (See IC15).

In July 1999, the Federal Housing Finance Board ("FHFB") issued proposed regulations which would permit the Federal Home Loan Banks ("FHLBs") to provide mortgage insurance or substitutes for mortgage insurance, such as credit enhancements, to its members for non-conforming mortgages. The proposal would permit the FHLBs to buy mortgages originated by its members if the member took some of the credit risk. In addition, the proposed regulation would introduce risk-based capital requirements and expand the FHLBs' investment powers to permit the FHLBs to make equity investments in enterprises that focused on low- or moderate-income community development and housing in small business investment corporations. The proposed regulations will be subject to a 90-day public comment period once published in the Federal Register.

As a result of key aspects of the FHFB proposal which require clarification and which are likely to be revised during the public comment period, management is presently not able to ascertain the full impact of the proposed regulations on the Company's financial condition and results of operations in 1999 and beyond. Management believes any expansion of the FHLBs ability issue mortgage insurance or use alternatives to mortgage insurance could materially and adversely affect the Company's financial condition and results of operations.

Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. The Federal Deposit Insurance Corporation and other banking regulators approved rules to be effective April 1, 1999 that would require national banks to hold almost twice as much risk-based capital to cover possible defaults on the 80/10/10 products when the lender holds the first and second mortgage. State-chartered banks already are subject to the higher capital requirement. If the 80/10/10 product becomes a widely accepted alternative to mortgage insurance, it could have a material and adverse impact on the Company's financial condition and results of operations.

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

Management believes the decline in the MICA members' share of the mortgage insurance business from 56.3% at December 31, 1998 to approximately 50.9% at June 30, 1999 results in part from the increase in the maximum individual loan amount the FHA can insure. Any increase in the maximum FHA loan amount would likely have an adverse effect on the competitive position of PMI and, consequently, could materially and adversely affect the Company's financial condition and results of operations.


FANNIE MAE AND FREDDIE MAC (IC3)

The GSEs are permitted by charter to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans, provided the minimum insurance coverage requirement is met. During 1999, Fannie Mae and Freddie Mac separately announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter and Loan ProspectorSM, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5 percent down payment (a 95 percent
LTV), from 30 percent to 25 percent of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10 percent down payment (a 90 percent LTV loan), from 25 percent to 17 percent of the mortgage loan covered by MI. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95 percent LTV loan will require 18 percent of the mortgage loan have mortgage insurance coverage. Similarly, a 90 percent LTV loan will require 12 percent of the mortgage loan have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

Management believes it is too early to assess the impact of the GSEs' reduction of required levels of mortgage insurance on the Company's financial condition and results of operation. If the reduction in required levels of mortgage insurance were to become widely accepted by mortgage lenders and their customers, however, such reduction could have a materially adverse impact on the Company's financial condition and results of operation.

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, requires the Office of Federal Housing Enterprise Oversight ("OFHEO") to develop a risk-based capital regulation for the GSEs. On April 13, 1999 a notice of proposed rulemaking was published in the Federal Register announcing OFHEO's development of proposed risk-based capital regulations. Public comments regarding the proposed regulations were due on August 11, 1999, however, OFHEO recently extended the due date until December 11, 1999, to allow interested parties adequate time to analyze and review the rule and submit constructive comments. After consideration of the comments received on the proposal, OFHEO will determine whether to issue a final rule or to issue a revised proposal. OFHEO is not authorized to enforce the risk-based standard until one year after the final rule is published. The regulation specifies a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of economic stress. The stress test is designed to simulate the financial performance, including cash flows of the GSEs under severe economic conditions. Such conditions would include high levels of mortgage defaults and associated losses, and large interest rate shocks. The proposed regulations could require a GSE to hold more than double the capital it presently maintains for loans with loan-to-value ratios ("LTV") of 95 percent or higher. Further the proposed capital regulations could treat more favorably credit enhancements issued by private mortgage insurance companies with a claims-paying ability rating of AAA or higher compared with those companies with a AA or lower rating.

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

In June 1999, a coalition of financial industry trade associations was formed under the name "FM Watch". FM Watch works with affordable housing and consumer advocates, taxpayer groups and financial institutions, and is dedicated to monitoring the activities of Fannie Mae and Freddie Mac. FM Watch's efforts are designed to support HUD's efforts to strengthen the affordable housing goals for the GSEs, and to promote policies that do not allow the GSEs to move beyond their unique charters into markets and services already provided by the private sector. Current members of FM Watch include: the American Financial Services Association, the Appraisal Institute, the Association of Financial Guaranty Insurors, the Consumer Bankers Association, the Consumer Mortgage Coalition, the Financial Services Roundtable, the Home Equity

Lender Leadership Organization, the Mortgage Insurance Companies of America, and the National Home Equity Mortgage Association.

In July 1999 HUD announced new affordable housing goals for the GSEs. The proposed affordable housing goals would raise the target for low- and moderate-income business from 42 percent of the GSEs' annual volume to 50 percent. The goal would increase to 48 percent in year 2000 and to 50 percent for year 2001. In addition, HUD announced proposed increases in two other components of the GSEs' affordable housing goals. Currently, the GSEs are expected to generate 24 percent of their mortgage business in central cities, rural areas and other underserved markets. Under the proposal, this target would increase up to 31 percent. The special affordable housing goal, which measures funding for families with very-low household income or living in low-income areas, would increase from 14 percent to 20 percent. The proposed goals are subject to review by the Office of Management and Budget and would be subject to a public comment period prior to final revisions or enactment by HUD.

Fannie Mae's and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if: (a) the borrower has a satisfactory payment record, no payment more than 30 days delinquent in the 12-month period preceding the request for cancellation; and (b) the unpaid principal balance of the mortgage is not greater than 80% of the original value of the property. (See IC4 for a discussion of Federal legislation providing for guidelines for automatic mortgage insurance cancellation)

In January, Fannie Mae and Freddie Mac announced increases in the maximum principal balance of loans eligible for purchase for purchase by Fannie Mae and Freddie Mac to $240,000. Although management believes that it is too early to ascertain the impact of the increase in the maximum individual loan amount the GSEs can insure, management believes any increase in the maximum loan amount would likely increase the number of loans eligible for mortgage insurance and may have the effect of increasing the size of the mortgage insurance market, and have a positive effect on the competitive position of PMI and consequently could materially affect the Company's financial condition and results of operations.

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

Upon request by an insured, PMI must cancel the mortgage insurance for a mortgage loan. In addition, The Home Owners Protection Act of 1998 (the "Act"), which is effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, which closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans that are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. Protected state laws are preempted if inconsistent with the Act. Protected state laws are consistent with the Act if they require: (i) termination of mortgage insurance at an earlier date or higher mortgage principal balance than required by the Act, or (ii) disclosure of more, earlier, or more frequent information. States that enacted mortgage insurance cancellation laws on or before January 2, 1998, have until July 29, 2000 to make their statutes consistent with the Act. States that currently have mortgage insurance cancellation or notification laws include: California, Connecticut, Illinois, Maryland, Minnesota, Missouri, New York, Texas and Washington. Management is uncertain about the impact of the Act on PMI's insurance in force, but believes any reduction in premiums attributed to the Act's required cancellation of mortgage insurance, will not have a significant impact on the Company's financial condition and results of operation for the foreseeable future. (See IC10)

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. During the first half of 1999, mortgage loan refinancings continued at a higher than expected rate. Management anticipates that the refinancing trend will decrease in the second half of 1999. A decrease in persistency, resulting from policy cancellations of older books of business affected by refinancings (which are affected, among other things, by decreases in interest rates) may materially and adversely impact the level or rate of growth of insurance in force or risk in force and consequently have similar impacts on the Company's financial condition and results of operations.


RATING AGENCIES (IC5)

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders, principally PMI's capital resources as computed by the rating agencies, and are not applicable to the Company's common stock or outstanding debt. During June 1999, Standard & Poor's and Moody's affirmed the AA+ and Aa2, respectively, financial strength rating and claims-paying ability rating of PMI. During March 1999, Moody's announced that it changed PMI's and TPG's rating outlook from stable to negative, stating such action was based on TPG's stock repurchases, PMI's writing of GSE pool and diversification into new sectors.

Rating agencies generally assess capital charges on pool insurance policies based on price and structure. One published methodology for assessing the capital requirement for pool insurance is based on the real estate depression that occurred in oil producing states during the mid-1980's. Management believes the current capital charge that could be levied on pool insurance risk by one rating agency is approximately $1.00 of capital for each $1.40 of pool insurance risk. In comparison, primary mortgage insurance regulators specifically limit the amount of insurance risk that may be written by PMI according to a number of financial tests, including limiting risk, to a multiple of 25 times PMI's statutory capital (which includes the contingency reserve). The rating agencies could change their view as to the capital charges that are assessed on pool insurance products at any time. (See IC10)

Management believes that a reduction in PMI's claims-paying ratings below AA-could have a material, adverse effect on the Company's financial condition and results of operations. (See IC3 and IC6)


LIQUIDITY (IC6)

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


CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS (IC7)

The Company provides contract underwriting services for a fee that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. As a part of its contract underwriting services, PMI provides remedies that may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scopes of these remedies are in addition to those contained in PMI's master primary insurance policies. Due to the increasing demand of contract underwriting services, the limited number of underwriting personnel available, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters, or any significant increase in the cost PMI incurs to satisfy remedy obligations for underwriting services, could materially and adversely affect its market share and materially and adversely affect the Company's financial condition and results of operations.

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


RISK-TO-CAPITAL RATIO (IC9)

The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other regulators specifically limit the amount of insurance risk that may be written by PMI, by a variety of financial factors. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of minimum policyholders position required, it must cease transacting new business until its minimum policyholders position meets the requirements. Under Arizona law, minimum policyholders position is calculated based on the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed. For example, under Arizona law, a mortgage guaranty insurer would have to maintain minimum policyholders position equal to $1.00 per each one hundred dollars of the face amount of the mortgage, provided the LTV was greater than seventy-five percent and the coverage percent was twenty-five percent. The amount of minimum policyholders position would generally increase if the mortgage amount remained constant, but the coverage percentages and/or LTV amounts increased.

Other factors affecting PMI's risk-to-capital ratio include: (i) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (ii) TPG's credit agreements and the terms of its guaranty of the debt incurred to purchase MGICA; and (iii) TPG's and PMI's credit or claims-paying ability ratings which generally require that the rating agencies' risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.


CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At June 30, 1999, 45.9% of PMI's risk in force consisted of 95s, which, in

PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At June 30, 1999, 4.1% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a new pool insurance product. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan that did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $61.0 million for the quarter ended June 30, 1999 and $103.0 million for the six months ended June 30, 1999. Management is uncertain about the amount of new pool risk that will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations. (See IC5)


POTENTIAL INCREASE IN CLAIMS (IC11)

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


REGIONAL CONCENTRATION (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 16.6%, 7.5% and 7.3% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.59%, 2.66% and 1.87% compared with 1.99% nationwide as of June 30, 1999.

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

Pursuant to the Recapture Agreement, PMI and Forestview have agreed to commute the Reinsurance Treaty and to recapture liabilities ceded by PMI to Forestview under both the Reinsurance Treaty and a Mortgage Guaranty Insurance Reinsurance Treaty ("Deep Cover Treaty") effective December 31, 1991, and terminated as of October 27, 1994, pursuant to a Termination Agreement. Closing of the transactions that are the subject of the Recapture Agreement is subject to regulatory approvals, which are expected to be received in 1999.

On October 28, 1994, TPG entered into a Runoff Support Agreement (the "Runoff Support Agreement") with Allstate Insurance Company ("Allstate") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligations have arisen under the Runoff Support Agreement.


CAPTIVE REINSURANCE ARRANGEMENTS; RISK-SHARING TRANSACTIONS (IC15)

PMI offers various risk-sharing structured transactions, including a captive reinsurance arrangement as part of its strategic relationships with its customers. PMI's customers have indicated an increasing demand for captive reinsurance arrangements. Such arrangements allow a reinsurance company, generally an affiliate of the lender, to assume a portion of the mortgage insurance default risk in exchange for a portion of the insurance premiums. An increasing percentage of PMI's NIW is being generated by customers with captive reinsurance companies, and it is expected that this trend will increase, resulting in a decrease in net premiums written which may negatively impact the yield obtained in the Company's net premiums earned for such customers with captive reinsurance arrangements. There can be no assurance that PMI's risk-sharing structured transactions, including captive reinsurance arrangements, will continue to be accepted by its customers. The inability of the Company to provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance arrangements, would likely have an adverse effect on the competitive position of PMI and consequently could materially and adversely affect the Company's financial condition, liquidity and results of operations.

THE PMI GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
June 30, 1999


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

At June 30, 1999, the average duration of the Company's fixed income investment portfolio was 5.6 years, and the Company had no derivative financial instruments in its investment portfolio. The result of a 1% increase in interest rates would be a 5.8% decrease in the value of the Company's investment portfolio, while the result of a 1% decrease in interest rates would be a 5.0% increase in the value of the Company's investment portfolio.


Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 20, 1999, the following individuals were elected to the Board of Directors:

1.  Election of Directors

                             Votes For   Votes Withheld
                             ----------  --------------
Dr. James C. Castle          25,118,855           6,599
Donald C. Clark              25,118,620           6,834
W. Roger Haughton            25,119,195           6,259
Wayne E. Hedien              25,119,255           6,199
Raymond L. Ocampo Jr.        25,118,955           6,499
John D. Roach                25,119,060           6,394
Dr. Kenneth T. Rosen         25,119,020           6,434
Richard L. Thomas            25,119,295           6,159
Mary Lee Widener             25,118,855           6,599
Ronald H. Zech               25,118,920           6,534

The following proposals were approved at the Company's Annual Meeting:

                                             Votes for     Votes against  Votes withheld  Broker Non-Vote
                                          --------------   -------------  --------------  ---------------
2.  Appointment of Deloitte & Touche LLP
as independent auditors of the Company
for 1999                                     25,119,861          2,508           3,085             0

3.  Approval of amendment and restatement
of the Company's Equity Incentive Plan       19,008,169      5,101,893          23,670       991,722

4.  Approval of  the Company's
Employee Stock Purchase Plan                 23,903,678        213,188          16,866       991,722

5.  Approval of  the Company's
Bonus Incentive Plan                         24,761,395        342,356          21,703             0

Item 5 - Other Information

New federal legislation relating to the year 2000 issue (the "Y2K Act") was adopted on July 20, 1999. The purpose of the Y2K Act is to restructure how litigation associated with the year 2000 date change will proceed.

The Y2K Act does not create any new causes of action or expand any liability otherwise imposed or limit any defense otherwise available under Federal or State law. The Y2K Act applies to all types of civil litigation brought after January 1, 1999 for a Y2K failure occurring before January 1, 2003, excluding actions filed in foreign courts, personal injury or wrongful death claims, arbitration claims before an arbitration panel, claims arising under securities law, and actions brought by a government entity acting in a regulatory or supervisory or enforcement capacity. Major provisions of the Y2K Act include a requirement that: (1) plaintiffs give potential defendants notice of their damages and an opportunity to fix the problem; (2) plaintiffs specify damages with particularity; (3) limits parties suffering economic losses to contract damages only; (4) strict enforcement of the terms of contracts, including disclaimers of warranties; (5) assessment of liability on a proportional basis;
(6) limitation on punitive damages; and (7) a requirement that in a class action, any product defect be material as to a majority of the class.

Generally, the Y2K Act supersedes state law to the extent such law is inconsistent with the Federal statute. The Y2K Act, however, does grant deference to any State law that provides stricter limits on damages and liabilities or affords greater protection to defendants in Y2K actions (e.g., cap on damages and liabilities at a lower amount, greater burden of proof, or limits on types of damages available than provided under the federal statute). States that currently have legislation that reallocate liability for Y2K failures or alter procedures used to adjudicate Y2K disputes include: Alaska, Arizona, California, Colorado, Connecticut, Florida, Hawaii, Minnesota, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, and Washington.

The Y2K Act also precludes foreclosures on any residential mortgage against a consumer as a result of an actual Y2K failure that results in an inability accurately or timely to process any mortgage payment. Generally, a consumer must take action, by notifying in writing the person receiving mortgage payments, within seven business days of learning of the Y2K failure and of their inability to fulfill their payment obligations. Unless the servicer of the mortgage has granted a longer extension, a consumer may obtain an extension of the foreclosure action until the later of (1) four weeks after January 1 2000, or (2) fours weeks after the consumer provided notification, provided the notification was provided before March 15, 2000. The limited protections from foreclosure do not apply to any mortgage upon which a default has occurred before December 15, 1999, or with respect to which an imminent default was foreseeable before such date.


Item 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits - The exhibits listed in the accompanying Index to
                  Exhibits are filed as part of this Form 10-Q

              (b) Reports on Form 8-K:

                  (i) On June 10, 1999, TPG filed a report on Form 8-K announcing that it agreed to acquire MGICA, Ltd., the second largest mortgage insurance company in Australia.

                  (ii) On July 21, 1999, TPG filed a report on Form 8-K
                       announcing that its Board of Directors declared a 3-for-2 stock split and increased its quarterly cash dividend rate, effective for the third quarter, to six (6) cents pre-split per share. The record date for the stock split is July 30, 1999. The payment date for the stock split is August 16, 1999.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 16, 1999.



                                  The PMI Group, Inc.



                                  /s/  John M. Lorenzen, Jr.
                                  --------------------------
                                  John M. Lorenzen, Jr.
                                  Executive Vice President and
                                  Chief Financial Officer



                                  /s/  William A. Seymore
                                  --------------------------
                                  William A. Seymore
                                  Vice President and Chief
                                  Accounting Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)


Exhibit
Number                                             Description of Exhibit
-----------------  --------------------------------------------------------------------------------------
4.1                Credit Agreement, dated as of August 3, 1999 by and among PMI Mortgage Insurance
                   Australia (Holdings) Pty Limited, The PMI Group, Inc., and Bank of America, N.A.  The
                   Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the
                   Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

4.2                Credit Agreement, dated as of February 1, 1996, between The PMI Group, Inc., and The
                   Chase Manhattan Bank, as amended.  The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

4.3                Credit Agreement, dated as of February 13, 1996, between The PMI Group, Inc., and
                   Bank of America National Trust and Savings Association, as amended.  The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

10.1               The PMI Group, Inc., Employee Stock Purchase Plan (amended and restated as of May 20,
                   1999)

10.2               The PMI Group, Inc., Stock Plan For Non-employee Directors (amended and restated as of May 20, 1999)

10.3               The PMI Group, Inc., Supplemental Employee Retirement Plan (amended and restated as of May 20, 1999)

10.4               The PMI Group, Inc., Additional Benefit Plan dated as of February 18, 1999

10.5               The PMI Group, Inc., Directors' Deferred Compensation Plan (amended and restated as of July 21, 1999)

11.1               Computation of Net Income Per Share

27.1               Financial Data Schedule