Form 10-Q/A
period 1999-06-30
PMI GROUP INC
filed 1999-08-20
CIK 935724

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

For the transition period from____________________to_________________________


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

Yes    X    No__
      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock      Par Value         Date          Number of Shares
--------------      ---------         ----          ----------------
Common Stock         $0.01          06/30/99          29,837,640

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10 - Q/A


    Amendment to Item 1. Interim Consolidated Financial Statements and Notes
                           Note 7 - Subsequent Events

                                      and

        Amendment to Cautionary Statement and Investment Considerations
          Continuing Relationships With Allstate and Affiliate (IC14)

                                 Second Quarter
                                      1999

The PMI Group, Inc., hereby amend its Form 10-Q for the quarter ended June 30, 1999 dated and filed with the Securities and Exchange Commission on August 16, 1999 as follows:

     (i) by deleting the second sentence of the second paragraph of "Item 1.
Note 7 - Subsequent Events" as follows:

          "Closing of the transactions that are the subject of the Recapture Agreement is subject to additional regulatory approvals, which are expected to be received in 1999."

and replacing the deleted language with the following:

          "Upon receipt of approval from the California Department of Insurance, all conditions precedent to closing the transactions that are the subject of the Recapture Agreement were satisfied. On August 13, 1999, PMI received $45.3 million from Forestview representing qualifying assets in an amount equal to the liabilities recaptured by PMI and final settlement of expenses for future years."; and

     (ii) by deleting the first and second paragraphs of the section titled "Continuing Relationships With Allstate and Affiliate (IC14)"; located under the heading "Cautionary Statements and Investment Considerations" as follows:

          "In December 1993, PMI entered into a Mortgage Pool Mortgage Guaranty Insurance Reinsurance Treaty ("Reinsurance Treaty") with Forestview Mortgage Insurance Company ("Forestview") whereby Forestview agreed to reinsure all liabilities (net of amounts collected from third party reinsurers and indemnitors) in connection with PMI's mortgage pool insurance business in exchange for premiums received. The Reinsurance Treaty was amended in October 1994 to add a cut-through provision and to provide that Forestview would assume PMI's obligations under the run-off mortgage pool insurance policies after receipt of all regulatory and policyholder approvals. The majority of Forestview's business is currently comprised of the run-off mortgage pool business ceded by PMI pursuant to the Reinsurance Treaty.

          Pursuant to the Recapture Agreement , PMI and Forestview have agreed to commute the Reinsurance Treaty and to recapture liabilities ceded by PMI to Forestview under both the Reinsurance Treaty and a Mortgage Guaranty Insurance Reinsurance Treaty ("Deep Cover Treaty") effective December 31, 1991, and terminated as of October 27, 1994, pursuant to a Termination Agreement. Closing of the transactions that are the subject of the recapture agreement is subject to regulatory approval, which are expected to be received in 1999."

Item 1. Note 7 - Subsequent Events, and the section titled "Continuing Relationships With Allstate and Affiliate (IC14)" under the heading "Cautionary Statement and Investment Considerations" as amended and restated in their entirety are attached hereto. Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

Item 1. Note 7 - Subsequent Events

On August 6, 1999, TPG announced it had completed the acquisition of MGICA, Ltd.,("MGICA") Australia's second largest mortgage insurance company. MGICA, Ltd., is now an indirect wholly owned subsidiary of PMI. The transaction purchase price was US$77.6 million. TPG has also agreed to guarantee repayment of the debt incurred to finance a portion of the purchase price. MGICA has a Standard and Poor's ("S&P") claim paying ability rating of AA- and a Moody's Investor Services ("Moody's") financial strength rating of A1. S&P and Moody's have affirmed both PMI's and MGICA's ratings following the acquisition based upon PMI's execution of a Support agreement to maintain MGICA's capital at certain minimum levels.

On July 29, 1999, The California Department of Insurance approved the Recapture Agreement between PMI and Forestview Mortgage Insurance Company ("Forestview"). Upon receipt of approval from the California Department of Insurance, all conditions precedent to closing the transactions that are the subject of the Recapture Agreement were satisfied. On August 13, 1999, PMI received $45.3 million from Forestview representing qualifying assets in an amount equal to the liabilities recaptured by PMI and final settlement of expenses for future years.

On July 27, 1999, the Company received $30.2 million from Allstate Insurance Co, as payment of a tax refund due to the Company under a tax sharing agreement executed by TPG, The Allstate Corporation, The Allstate Insurance Company and Sears, Roebuck and Co., in connection with the Company's initial public offering
in April 1995.   (See Note 7 "Income Taxes" in the 1998 Annual Report to
Shareholders)

On July 21, 1999, TPG announced that its Board of Directors declared a 3-for-2 stock split in the form of a 50 percent stock dividend, and increased its cash dividend level to 6 cents per share on a pre-split basis. The stock split will be payable on August 16, 1999 to shareholders of record on July 30, 1999.


CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE (IC14)

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

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 19, 1999.



                                                 The PMI Group, Inc.



                                                   /s/ John M. Lorenzen
                                                 ----------------------------
                                                 John M. Lorenzen, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 and as Authorized Signatory on
                                                 behalf of Registrant