Form 10-Q
period 1999-09-30
PMI GROUP INC
filed 1999-11-15
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1999

                                      OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------


                        Commission file number  1-13664


                              THE PMI GROUP, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                 94-3199675
        (State of Incorporation)             (IRS Employer Identification No.)

         601 Montgomery Street,
        San Francisco, California                           94111
(Address of principal executive offices)                  (Zip Code)

                                (415) 788-7878
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock                Par Value                Date                       Number of Shares
--------------                ---------                ----                       ----------------
Common Stock                    $0.01                09/30/99                        44,670,398

                               THE PMI GROUP, INC.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 1999

Part I  -  Financial  Information                                                                       Page
   Item 1.    Interim Consolidated Financial Statements and Notes

                    Consolidated Statements of Operations for the Three and Nine
                           Months Ended September 30, 1999 and 1998                                       3

                    Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998            4

                    Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 1999 and 1998                                                    5

                    Notes to Consolidated Financial Statements                                           6-11

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     12-31

Part II  -  Other Information

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 32

   Item 4     Submission of Matters to a Vote of Security Holders                                        32

   Item 5.    Other Information                                                                          32

   Item 6.    Exhibits and Reports on Form 8-K                                                           32

Signatures                                                                                               33

Index to Exhibits                                                                                        34

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months                Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                  -----------------------     -----------------------
(In thousands except for per share amounts)                         1999          1998          1999          1998
                                                                  ---------     ---------     ---------     ---------
Revenues

  Premiums earned                                                 $147,663      $127,300      $407,761      $362,473
  Investment income, less investment expense                        24,050        20,736        67,579        63,452
  Realized capital gains                                               168        14,243           512        24,434
  Other income                                                       6,313         5,130        13,767        15,153
                                                                  ---------     ---------     ---------     ---------
            Total revenues                                         178,194       167,409       489,619       465,512
                                                                  ---------     ---------     ---------     ---------

Losses and expenses

  Losses and loss adjustment expenses                               31,217        34,329        83,934       103,004
  Policy acquisition costs                                          19,004        15,564        60,971        40,582
  Underwriting and other operating expenses                         46,736        37,446       124,542       104,924
  Interest expense                                                   1,817         1,756         5,410         5,259
  Distributions on preferred capital securities                      2,077         2,077         6,232         6,234
                                                                  ---------     ---------     ---------     ---------
            Total losses and expenses                              100,851        91,172       281,089       260,003
                                                                  ---------     ---------     ---------     ---------

Income before income taxes                                          77,343        76,237       208,530       205,509

Income tax expense                                                  22,840        22,509        60,916        59,226
                                                                  ---------     ---------     ---------     ---------

Net income                                                        $ 54,503      $ 53,728      $147,614      $146,283
                                                                  =========     =========     =========     =========

Basic net income per common share                                 $   1.22      $   1.16      $   3.28      $   3.07
                                                                  =========     =========     =========     =========

Diluted net income per common share                               $   1.21      $   1.15      $   3.26      $   3.06
                                                                  =========     =========     =========     =========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           September 30,         December 31,
(Dollars in thousands)                                                         1999                 1998
                                                                           --------------       -------------
Assets
Investments
     Available for sale, at market
          Fixed income securities
              (amortized cost $1,466,571 and $1,268,625)                      $1,485,327          $1,356,869
          Equity securities
              Common stock (cost $54,198 and $34,129)                             81,376              58,785
              Preferred stock (cost $17,973 and $17,240)                          17,164              17,706
     Common stock of affiliates, at underlying book value                         85,990              60,450
     Short-term investments (at cost, which approximates market)                  86,892              38,414
                                                                           --------------       -------------
                       Total investments                                       1,756,749           1,532,224

Cash                                                                              33,167               9,757
Accrued investment income                                                         20,715              20,150
Reinsurance recoverable and prepaid premiums                                      52,454              42,102
Premiums receivable                                                               28,911              24,367
Receivable from affiliates                                                           656               2,229
Receivable from Allstate                                                               -              23,657
Deferred policy acquisition costs                                                 70,782              61,605
Property and equipment, net                                                       39,381              37,630
Other assets                                                                      37,518              24,149
                                                                           --------------       -------------
                       Total assets                                           $2,040,333          $1,777,870
                                                                           ==============       =============
Liabilities
Reserve for losses and loss adjustment expenses                               $  279,721          $  215,259
Unearned premiums                                                                177,037              94,886
Long-term debt                                                                   145,351              99,476
Reinsurance balances payable                                                      21,347              14,764
Deferred income taxes                                                             73,944              96,730
Other liabilities and accrued expenses                                            74,452              60,200
                                                                           --------------       -------------
                       Total liabilities                                         771,852             581,315
                                                                           --------------       -------------

Company-obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely junior subordinated
     deferrable interest debenture of the Company                                 99,066              99,040

Shareholders' equity
Preferred stock -- $0.01 par value; 5,000,000 shares authorized                        -                   -
Common stock -- $0.01 par value; 125,000,000 shares authorized;
     and 52,794,003 issued                                                           528                 528
Additional paid-in capital                                                       265,190             264,864
Accumulated other comprehensive income                                            28,585              74,462
Retained earnings                                                              1,203,555           1,060,724
Treasury stock (8,123,606 and 7,376,102 shares at cost)                         (328,443)           (303,063)
                                                                           --------------       -------------
                       Total shareholders' equity                              1,169,415           1,097,515
                                                                           --------------       -------------
                       Total liabilities and shareholders' equity             $2,040,333          $1,777,870
                                                                           ==============       =============

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months
                                                                                           Ended September 30,
                                                                                      -----------------------------
(In thousands)                                                                           1999              1998
                                                                                      ------------      -----------
Cash flows from operating activities
Net income                                                                              $ 147,614        $ 146,283
Adjustments to reconcile net income to net cash
           provided by operating activities:
              Realized capital gains, net                                                    (512)         (24,434)
              Equity in earnings of affiliates                                             (4,762)          (1,834)
              Depreciation and amortization                                                11,005            4,804
              Changes in:
                 Reserve for losses and loss adjustment expenses                           64,462            6,276
                 Unearned premiums                                                         82,151          (11,251)
                 Deferred policy acquisition costs                                         (9,177)         (15,645)
                 Accrued investment income                                                   (565)             839
                 Reinsurance balances payable                                               6,583            2,094
                 Reinsurance recoverable and prepaid premiums                             (10,352)          (5,127)
                 Premiums receivable                                                       (4,544)          (7,078)
                 Income taxes                                                                 811            4,485
                 Receivable from affiliates                                                 1,573              718
                 Receivable from Allstate                                                  23,657           (5,806)
                 Other                                                                     77,448           27,459
                                                                                      ------------      -----------
                       Net cash provided by operating activities                          385,392          121,783
                                                                                      ------------      -----------
Cash flows from investing activities
Proceeds from sales of equity securities                                                   19,040           61,280
Investment collections of equity securities                                                    61                -
Investment collections of fixed income securities                                           3,000           38,864
Proceeds from sales of fixed income securities                                            145,836           98,020
Investment purchases
           Fixed income securities                                                       (346,459)        (119,227)
           Equity securities                                                              (39,396)         (40,408)
Net (increase) decrease in short-term investments                                         (48,468)          38,498
Investment in affiliates                                                                  (22,009)         (39,455)
Purchase of PMI, Ltd.                                                                     (31,016)               -
Purchase of property and equipment                                                        (13,008)          (9,155)
                                                                                      ------------      -----------
                       Net cash provided by (used in) investing activities               (332,419)          28,417
                                                                                      ------------      -----------
Cash flows from financing activities
Proceeds from exercise of stock grants and options                                            327            1,915
Dividends paid to shareholders                                                             (4,510)          (4,816)
Purchase of The PMI Group, Inc. common stock                                              (25,380)        (149,749)
                                                                                      ------------      -----------
                       Net cash used in financing activities                              (29,563)        (152,650)
                                                                                      ------------      -----------
Net increase (decrease) in cash                                                            23,410           (2,450)
Cash at beginning of period                                                                 9,757           11,101
                                                                                      ------------      -----------
Cash at end of period                                                                   $  33,167        $   8,651
                                                                                      ============      ===========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999


Note  1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), a Delaware corporation; its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation; Residential Guaranty Co. ("RGC"), an Arizona Corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; PMI Mortgage Guaranty Co. ("PMG"), an Arizona corporation; Residential Insurance Co. ("RIC"), an Arizona corporation; PMI Capital I ("PCI"), a Delaware trust; TPG Insurance Co. ("TIC"), a Vermont corporation; TPG Segregated Portfolio Co. (Cayman) ("TSPC"), a Cayman Islands corporation; and PMI's wholly-owned subsidiaries, PMI Mortgage Insurance Australia Pty Limited ("PMI Holdings") and its wholly owned subsidiary PMI Mortgage Insurance Ltd ("PMI Ltd"), formerly known as MGICA, Ltd., an Australian mortgage insurance company; PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting; and PMI Securities Co. ("SEC"), a Delaware corporation, which is an inactive broker-dealer. PMI is licensed in all 50 states of the United States and the District of Columbia. TPG and its subsidiaries are collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI owns 50% (45% at September 30, 1998) of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation, which also conducts a residential mortgage insurance business and TPG owns 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), a financial guaranty reinsurance company based in Bermuda. CMG and Ram Re are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1999, and its consolidated statements of operations and cash flows for the periods ended September 30, 1999 and 1998, have been included. Interim results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1998 Annual Report to Shareholders.

Note 2 - Earnings per Share

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 44,773,670 and 46,373,789 for the three months ended September 30, 1999 and 1998, respectively and 44,962,512 and 47,624,292 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 45,221,950 and 46,551,297 for the three months ended September 30, 1999 and 1998, respectively and 45,231,483 and 47,864,477 for the nine months ended September 30, 1999 and 1998, respectively. Net income available to common shareholders does not change for computing diluted EPS. (All

1998 share amounts have been restated to reflect the August 16, 1999 3-for-2 share split effected in the form of a stock dividend.)


Note 3 - Comprehensive Income

The reconciliation of net income to comprehensive income for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                                                                    Three Months           Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                               ------------------------   -------------------------
                                                                 1999           1998         1999          1998
                                                               ----------     ---------   -----------   -----------
Net income                                                      $ 54,503       $53,728      $147,614      $146,283
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period      (17,391)        7,081       (45,544)       15,847
    Less: reclassification adjustment for gains
      included in net income                                        (109)       (9,258)         (333)      (15,882)
                                                               ----------     ---------   -----------   -----------
Other comprehensive income (loss), net of tax                    (17,500)       (2,177)      (45,877)          (35)
                                                               ----------     ---------   -----------   -----------
Comprehensive income                                            $ 37,003       $51,551      $101,737      $146,248
                                                               ==========     =========   ===========   ===========

Note 4 - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments. The statement is effective for fiscal quarters beginning after June 15, 2000. The Company has not yet evaluated the impact of the statement.

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

The DAC asset is affected by: (a) acquisition costs deferred in a period, and
(b) amortization of previously deferred costs in such period. In periods where there is growth in premiums (and therefore acquisition costs), the DAC asset will increase because the amount of acquisition costs being deferred exceeds the amount being amortized to expense. The following table reconciles beginning and ending DAC for the periods indicated:

                                                           Three Months                     Nine Months
                                                        Ended September 30,              Ended September 30,
                                                   -------------------------------   ----------------------------
(In thousands)                                         1999              1998           1999            1998
                                                   --------------    -------------   ------------   -------------
Beginning DAC balance                                   $ 69,230         $ 47,966       $ 61,605        $ 37,864
Acquisition  costs incurred and deferred                  20,556           21,107         70,148          56,227
Amortization of deferred costs                           (19,004)         (15,564)       (60,971)        (40,582)
                                                   --------------    -------------   ------------   -------------
Ending DAC balance                                      $ 70,782         $ 53,509       $ 70,782        $ 53,509

Note 6 - Business Segments

The Company's reportable operating segments include Mortgage Guaranty Insurance and Title Insurance. The U.S. Mortgage Guaranty Insurance segment includes PMI, PMG, RGC, RIC, TIC and TSPC. The International Mortgage Guaranty Insurance segment consists of the results for PMI Ltd. The Title Insurance segment consists of the results for APTIC. The Other segment includes TPG, MSC, PCI, and SEC. The Other segment includes the income and expenses of the holding company, the results from the business of contract underwriting and software licensing, and the activity of an inactive broker-dealer. Intersegment transactions are not significant. The Company evaluates performance primarily based on segment net income.

The following tables present information about reported segment income (loss) and segment assets for the periods indicated:

                                              U.S.        International
                                             Mortgage       Mortgage
Quarter Ended September 30, 1999             Guaranty       Guaranty        Title                   Intersegment     Consolidated
(In thousands)                              Insurance       Insurance     Insurance      Other       Adjustments        Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums earned                              $  116,524       $  4,786      $26,353     $      -           $    -      $  147,663
                                          ==============  =============  ===========  ===========  ===============  ==============
Net underwriting income (expenses)
   before tax-external customers             $   51,116       $  1,879      $ 3,066     $    958           $    -      $   57,019
Investment income                                20,117          1,419          422          624                -          22,582
Equity in earnings of affiliates                      -              -            -         (267)           1,903           1,636
Interest expense                                      -              -            -       (1,817)               -          (1,817)
Distributions on preferred capital
   securities                                         -              -            -       (2,077)               -          (2,077)
                                          --------------  -------------  -----------  -----------  ---------------  --------------
   Income (loss) before income tax
     expense                                     71,233          3,298        3,488       (2,579)           1,903          77,343
Income tax expense (benefit)                     21,114          1,117        1,281         (672)               -          22,840
                                          ==============  =============  ===========  ===========  ===============  ==============
Net income (loss)                            $   50,119       $  2,181      $ 2,207     $ (1,907)          $1,903      $   54,503
                                          ==============  =============  ===========  ===========  ===============  ==============

Total assets                                 $1,713,925       $176,753      $45,597     $104,058           $    -      $2,040,333
                                          ==============  =============  ===========  ===========  ===============  ==============
                                              U.S.        International
                                             Mortgage       Mortgage
Quarter Ended September 30, 1998             Guaranty       Guaranty        Title                   Intersegment     Consolidated
(In thousands)                              Insurance       Insurance     Insurance      Other       Adjustments        Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums earned                              $  105,713       $      -      $21,587     $      -           $    -      $  127,300
                                          ==============  =============  ===========  ===========  ===============  ==============
Net underwriting income (expenses)
   before tax-external customers             $   44,993       $      -      $ 2,818     $ (2,720)          $    -      $   45,091
Investment income                                31,901              -          391        1,972                -          34,264
Equity in earnings of affiliates                      -              -            -            -              715             715
Interest expense                                      -              -            -       (1,756)               -          (1,756)
Distributions on preferred capital
  securities                                          -              -            -       (2,077)               -          (2,077)
                                          --------------  -------------  -----------  -----------  ---------------  --------------
   Income (loss) before income tax
     expense                                     76,894              -        3,209       (4,581)             715          76,237
Income tax expense (benefit)                     22,584              -        1,194       (1,269)               -          22,509
                                          ==============  =============  ===========  ===========  ===============  ==============
Net income (loss)                            $   54,310       $      -      $ 2,015     $ (3,312)          $  715      $   53,728
                                          ==============  =============  ===========  ===========  ===============  ==============

Total assets                                 $1,575,121       $      -      $38,850     $ 95,146           $    -      $1,709,117
                                          ==============  =============  ===========  ===========  ===============  ==============

                                              U.S.        International
                                             Mortgage       Mortgage
Nine Months Ended September 30, 1999         Guaranty       Guaranty        Title                   Intersegment     Consolidated
(In thousands)                              Insurance       Insurance     Insurance      Other       Adjustments        Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums earned                              $  329,100       $  4,786      $73,875     $      -          $     -      $  407,761
                                          ==============  =============  ===========  ===========  ===============  ==============
Net underwriting income (expenses)
   before tax-external customers             $  144,411       $  1,879      $ 8,006     $ (2,215)         $     -      $  152,081
Investment income                                58,658          1,419        1,170        2,081                -          63,328
Equity in earnings of affiliates                      -              -            -        3,542            1,221           4,763
Interest expense                                      -              -            -       (5,410)               -          (5,410)
Distributions on preferred capital
  securities                                          -              -            -       (6,232)               -          (6,232)
                                          --------------  -------------  -----------  -----------  ---------------  --------------
   Income (loss) before income tax
     expense                                    203,069          3,298        9,176       (8,234)           1,221         208,530
Income tax expense (benefit)                     60,032          1,117        3,352       (3,585)               -          60,916
                                          ==============  =============  ===========  ===========  ===============  ==============
Net income (loss)                            $  143,037       $  2,181      $ 5,824     $ (4,649)         $ 1,221      $  147,614
                                          ==============  =============  ===========  ===========  ===============  ==============

Total assets                                 $1,713,925       $176,753      $45,597     $104,058          $     -      $2,040,333
                                          ==============  =============  ===========  ===========  ===============  ==============
                                              U.S.        International
                                             Mortgage       Mortgage
Nine Months Ended September 30, 1998         Guaranty       Guaranty        Title                   Intersegment     Consolidated
(In thousands)                              Insurance       Insurance     Insurance      Other       Adjustments        Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums earned                              $  306,536       $      -      $55,937     $      -          $     -      $  362,473
                                          ==============  =============  ===========  ===========  ===============  ==============
Net underwriting income (expenses)
   before tax-external customers             $  127,145       $      -      $ 6,512     $ (4,540)         $     -      $  129,117
Investment income                                79,279              -        1,041        5,731                -          86,051
Equity in earnings of affiliates                      -              -            -        3,653           (1,819)          1,834
Interest expense                                     (3)             -            -       (5,256)               -          (5,259)
Distributions on preferred capital
  securities                                          -              -            -       (6,234)               -          (6,234)
                                          --------------  -------------  -----------  -----------  ---------------  --------------
   Income (loss) before income tax
     expense                                    206,421              -        7,553       (6,646)          (1,819)        205,509
Income tax expense (benefit)                     59,664              -        2,774       (3,212)               -          59,226
                                          ==============  =============  ===========  ===========  ===============  ==============
Net income                                   $  146,757       $      -      $ 4,779     $ (3,434)         $(1,819)     $  146,283
                                          ==============  =============  ===========  ===========  ===============  ==============

Total assets                                 $1,575,121       $      -      $38,850     $ 95,146          $     -      $1,709,117
                                          ==============  =============  ===========  ===========  ===============  ==============

The Company did not have any major customers that accounted for more than 10% of its consolidated revenues for any of the periods presented.

Note 7 - Acquisition

On August 6, 1999, TPG completed the acquisition of PMI Mortgage Insurance Ltd ("PMI Ltd"), formerly known as MGICA, Australia's second largest mortgage insurance company, using the purchase method of accounting. PMI Ltd is now an indirect wholly owned subsidiary of PMI and the results of operations of PMI Ltd have been included in TPG's consolidated financial statements from the date of acquisition. The transaction purchase price was US$77.6 million cash. The total assets of PMI Ltd on the date of acquisition were US$187.7 million and the total liabilities were US$86.7 million. In connection with the purchase, PMI Holdings issued a note for US$46.0 million, and TPG has also agreed to guarantee repayment of the debt incurred to finance a portion of the purchase price. (See "Liquidity, Capital Resources and Financial Condition" for more information on the terms of the credit agreement.)

The $20.7 million excess of the estimated fair value of net assets acquired over the cost was used to reduce the book values of certain assets and the remainder was allocated to negative goodwill which will be amortized over 5 years.

The following table shows the Company's unaudited pro forma results for the periods presented assuming the acquisition occurred on the first day of the corresponding period:

                                                                   Three Months                Nine Months
                                                                Ended September 30,         Ended September 30,
                                                             -------------------------   -------------------------
                                                                 1999          1998          1999          1998
                                                             ------------  -----------   ------------  -----------
(In thousands except per share amounts)
Revenue                                                          $182,995     $176,823       $505,202     $489,771
Net income                                                       $ 55,984     $ 60,712       $154,665     $155,557
Basic net income per common share                                $   1.25     $   1.31       $   3.44     $   3.27
Diluted net income per common share                              $   1.24     $   1.30       $   3.42     $   3.25

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect during the periods stated, or future periods.

Note 8 - Forestview Mortgage Insurance Company Commutation

On July 29, 1999, the California Department of Insurance approved a Recapture Agreement between PMI and Forestview Mortgage Insurance Company ("Forestview"). As a result of the commutation and recapture of the Reinsurance Agreement with Forestview, PMI received $45.3 million in cash on August 13, 1999. The final settlement commuted all of Forestview's present and future mortgage insurance obligations including mortgage pool insurance. The cash settlement was in consideration of the recapture liability (consisting of the returned unearned premium reserve and the reimbursement of the reserve for losses), the roll back of 1999 reinsurance transactions, and the settlement of reimbursable fees and prepaid expenses. In connection with the Recapture Agreement, PMI assumed mortgage insurance obligations of approximately $42.8 million, net of expense allocations, previously insured by Forestview.

Note 9 - Subsequent Event

On October 4, 1999, PMI paid an extraordinary dividend of $29.3 million to TPG.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management anticipates that the decrease in refinancing activity will continue in 1999; (ii) during 1999, management expects the percentage of PMI's risk related to risk-share programs to continue to increase as a percentage of total risk; (iii) management expected the Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements would have negatively impacted the growth rate of direct risk in force; however, PMI's percentage of insurance in force with higher coverage percentages continues to increase due to terminating policies being replaced by new policies with higher coverage percentages. Management believes this increase is due to the availability of competitive products; (iv) management anticipates that the percentage of new insurance written ("NIW") subject to captive mortgage reinsurance agreements will continue to increase in 1999 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned for customers with captive arrangements; (v) management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-share programs; (vi) management anticipates the percentage of insurance in force with higher coverage percentages will continue to increase despite the availability of reduced coverage requirements from Fannie Mae and Freddie Mac; (vii) although management expects that California will continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; (viii) management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business; (ix) management anticipates that contract underwriting will continue to generate a significant percentage of PMI's new insurance written ("NIW"); and (x) management is uncertain about the amount of new pool risk which will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-16") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated net income was $54.5 million in the three months ended September 30, 1999, a 1.5% increase over the corresponding period of 1998. The growth can be attributed to an increase in premiums earned of 16.0% and a decrease in losses and loss adjustment expenses of 9.0%, partially offset by a 98.8% decrease in realized capital gains, a 21.8% increase in policy acquisition costs and a 24.9% increase in underwriting and other operating expenses. Including capital gains, diluted earnings per share increased 5.2% to $1.21 for the third quarter of 1999. Excluding capital gains, diluted operating earnings per share increased by 25.0% to $1.20. Excluding PMI HOldings, earnings per share for the third quarter of 1999 was $1.16. Revenues in the third quarter of 1999 increased by 6.4% to $178.2 million compared with the same period in 1998.

MORTGAGE INSURANCE OPERATIONS

PMI's new primary insurance written ("NIW") decreased by 5.2% to $7.3 billion in the third quarter of 1999 compared with the third quarter of 1998, primarily as a result of a slight decline in the growth in volume of the private mortgage insurance industry as well as the decrease in PMI's market share for the same period.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced a slight decrease in total new insurance written of 1.8% to $49.7 billion in the third quarter of 1999 from the corresponding period of 1998 primarily due to a decrease in refinancing activity. Refinancing as a percentage of PMI's NIW decreased to 13.7% in the third quarter of 1999 from 24.4% in the third quarter of 1998 and from 25.6% in the second quarter of 1999. Management anticipates that the decrease in refinancing activity will continue through the remainder of 1999. The private mortgage insurance companies' market share in the three months ended September 30, 1999 decreased to 53.3% of the total low down-payment market (insurable loans) from 55.3% in the third quarter of 1998 but increased from 50.9% in the three months ended June 30, 1999. Management believes the private mortgage insurance companies' year-over-year decline in the low down-payment market share was the result of an increase in the maximum individual loan amount that the FHA/VA can insure as well as the increased use of adjustable rate mortgages, which lenders tend to retain in their portfolios or self-insure. (See IC2)

PMI's market share of NIW was 14.8% in the third quarter of 1999, a decrease from 15.3% in the second quarter of 1999, and a decrease from 15.2% in the three months ended September 30, 1998. On a combined basis with CMG, market share decreased to 16.1% in the third quarter of 1999 compared with 16.6% in the third quarter of 1998, and 16.5% in the second quarter of 1999. Management believes PMI's market share decline for the third quarter of 1999 was primarily due to an increase in pool product offerings by competitors and a competitor insuring a large one-time transaction that was outside of the expected flow of mortgage production. Pool risk written totaled $90.0 million for the third quarter of 1999 compared with $201.0 million in the third quarter of 1998. Risk in force under risk-share programs with PMI's customers, excluding pool insurance, represented approximately 16.2% of the $20.5 billion total primary risk in force at September 30, 1999. Risk in force under pool insurance arrangements represented 3.1% of total risk in force at September 30, 1999, compared with 2.0% at September 30, 1998. During 1999, management expects the percentage of PMI's risk related to risk-share programs to continue to increase as a percent of total risk. Management expected the Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements would have negatively impacted the growth rate of direct risk in force; however, PMI's percentage of insurance in force with higher coverage percentages continues to increase due to terminating policies being replaced by new policies with higher coverage percentages.
(See IC10)

PMI's cancellations of insurance in force decreased by 21.9% to $5.0 billion in the third quarter of 1999 compared with the corresponding period of 1998. In addition, PMI's persistency rate of 68.5% as of

September 30, 1999, increased compared with 66.1% as of June 30, 1999 but was still below the 71.0% as of September 30, 1998.

Insurance in force increased by 7.2% to $84.6 billion at September 30, 1999 compared with September 30, 1998 and on a combined basis with CMG, insurance in force grew by 8.9% to $90.1 billion compared with September 30, 1998. PMI's market share of insurance in force increased by 0.3 percentage points to 14.5% and when combined with CMG increased by 0.5 percentage points to 15.4% for the period ended September 30, 1999 compared with September 30, 1998. PMI's primary risk in force increased by 9.0% to $20.5 billion at September 30, 1999 and when combined with CMG grew by 11.2% to $21.9 billion compared with September 30, 1998. The growth rate of risk in force is greater than insurance in force due to terminating policies being replaced by new policies with higher coverage percentages.

Consolidated mortgage insurance net premiums written (which includes net cessions and refunds) grew by 21.4% to $130.0 million in the third quarter of 1999 compared with the same period in 1998 primarily due to the acquisition of PMI Ltd , the growth of risk in force of both primary and pool insurance, the continued shift to deeper coverage for primary insurance and a decrease in refunded premiums of 26.0% to $4.0 million as a result of a greater percentage of monthly policies, which are non-refundable, being cancelled. Approximately 28% of new insurance written in the third quarter of 1999 was subject to captive mortgage reinsurance agreements. Management anticipates that the percent of NIW subject to captive mortgage reinsurance agreements will continue to increase in 1999 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned for customers with captive arrangements. (See
IC15) Mortgage insurance premiums earned increased 14.8% to $121.3 million in the third quarter of 1999 compared with the same period in 1998 primarily due to the increase in premiums written. Ceded premiums, which include third-party reinsurance arrangements as well as captive reinsurance agreements, totaled $9.5 million in the third quarter of 1999, increasing 111.1% from the third quarter of 1998. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-share programs. (See IC7 and IC15)

PMI's monthly premium product represented 79.0% of risk in force at September 30, 1999, compared with 68.3% at September 30, 1998. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 36.8% of risk in force as of September 30, 1999, from 33.4% as of September 30, 1998. Mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 31.7% of risk in force as of September 30, 1999, compared with 27.8% as of September 30, 1998. Management anticipates the percentage of insurance in force with higher coverage percentages will continue to increase despite the availability of reduced coverage requirements from Fannie Mae and Freddie Mac. (See IC3 and IC10)

Mortgage insurance losses and loss adjustment expenses decreased 9.4% to $31.0 million in the third quarter of 1999 compared with the third quarter of 1998 primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments. Loans in default decreased by 1.7% to 15,196 at September 30, 1999 compared with September 30, 1998. PMI's national default rate decreased by 0.13 percentage points to 2.07% at September 30, 1999 compared with the same period in 1998, primarily due to a decrease in the loans in default inventory and secondarily to an increase in policies in force.

Direct primary claims paid in the third quarter of 1999 decreased by 23.0% to $20.4 million when compared with the same period in 1998 due to a 14.3% decrease in the average claim size to approximately $20,400 and a 12.5% decline in the number of claims paid to 1,046 for the third quarter of 1999.

The reduction in claims paid is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Default rates on PMI's California policies decreased to 2.61% (representing 2,430 loans in default) at September 30, 1999, from 3.15% (representing 3,110 loans in default) at September 30, 1998. Policies written in California accounted for 31.5% and 49.8% of the total dollar amount of claims paid in the third quarter 1999 and 1998, respectively. Although management expects that California will continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. (See IC13) Management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business. (See IC11)

Mortgage insurance policy acquisition costs incurred and deferred (including, among other field expenses, contract underwriting expenses) decreased by 2.4% to $20.6 million in the third quarter of 1999 compared with the same period in 1998 as a result of the 5.2% decrease in NIW. Amortization of policy acquisition costs increased 21.8% to $19.0 million during the same period. (See Note 5 "Deferred Acquisition Costs" of Notes to Consolidated Financial Statements) New policies processed by contract underwriters represented 36.2% of PMI's third quarter NIW in 1999 compared with 37.7% in 1998. Contract underwriting is the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. (See IC7)

Underwriting and other mortgage insurance operating expenses increased by 16.5% to $37.4 million in the third quarter of 1999 compared with the third quarter of 1998 due primarily to an increase in the amortization of certain obsolete computer equipment and operating systems. The mortgage insurance loss ratio declined by 6.8 percentage points to 25.6% in the period ended September 30, 1999 compared with the same period in 1998. The decrease can be attributed to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses, as discussed above. The expense ratio increased by 3.9 percentage points to 28.7% primarily due to the increase in the amortization of policy acquisition costs and the increase in underwriting and other mortgage insurance expenses and the decrease in NIW market share, all as discussed above. In addition, a reduction in pool premiums and an increase in captive reinsurance premium cessions negatively affected premiums written. The combined ratio decreased by 2.9 percentage points to 54.3% in the third quarter of 1999 compared with the same period in 1998.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 22.2% to $26.4 million in the three months ended September 30, 1999 compared with the same period in 1998 primarily due to an increase in the total amount of title insurance policies written as well as APTIC's expansion into new states. APTIC was writing business in 32 states at September 30, 1999, up from 30 states at September 30, 1998. In the third quarter of 1999, approximately 73% of APTIC's premiums earned came from its Florida operations, compared with approximately 80% in the third quarter of 1998. Underwriting and other expenses increased 23.5% to $23.1 million in the third quarter of 1999 compared with the same period in 1998 due to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio increased by 1.4 percentage points to 88.4%.

OTHER

Other income generated by other subsidiaries increased by 26.0% to $6.3 million in the third quarter of 1999 compared with the third quarter of 1998 primarily due to a $5.7 million adjustment related to the estimated interest on a federal income tax recoverable from Allstate but partially offset by a 32.5% decrease in MSC's contract underwriting revenues as a result of the decline in refinancing activity. Underwriting and other expenses generated by other subsidiaries decreased by 30.8% to $5.4 million, primarily due to a 24.2% decrease in expenses incurred by MSC during the same period resulting from a decrease in refinancing and a reduction in demand for contract underwriting services provided to the Company's mortgage insurance customers. (See IC7)

In the quarter ended September 30, 1999, the Company's net investment income (including realized capital gains) decreased by 30.9% to $24.2 million when compared with the third quarter of 1998 primarily due to a $14.0 million decrease in realized gains on investments. In addition, the yield decreased to 5.83% at September 30, 1999 from 6.09% at September 30, 1998 primarily as a result of higher yielding investments maturing and being replaced by lower yielding investments.

The Company's effective tax rate remained consistent at 29.5% for both the third quarter of 1999 and 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated net income was $147.6 million in the nine months ended September 30, 1999, a 0.9% increase over the corresponding period of 1998. The increase can be attributed to an increase in premiums earned of 12.5% and a decrease in losses and loss adjustment expenses of 18.5%, partially offset by a 98.0% decrease in net realized gains, a 50.2% increase in policy acquisition costs and an 18.7% increase in underwriting and other expenses. Including capital gains,diluted earnings per share increased by 6.5% to $3.26 in 1999. Excluding capital gains, diluted operating earnings per share increased by 19.9% to $3.26. Excluding PMI Holdings, earnings per share for the nine months ended September 30, 1999 were $3.22. Revenues in the first nine months of 1999 increased by 5.2% to $489.6 million.

MORTGAGE INSURANCE OPERATIONS

PMI's NIW increased by 13.8% to $22.2 billion in the first nine months of 1999 compared with the corresponding period of 1998, primarily as a result of the growth in volume of the private mortgage insurance industry as well as the increase in PMI's market share during the same period.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced an increase in total new insurance written of 12.9% to $149.2 billion for the period ended September 30, 1999 from the corresponding period of 1998 primarily due to strong home purchase activity partially offset by a decrease in refinancing activity. Refinancing as a percentage of PMI's NIW decreased to 25.5% for the nine months ended September 30, 1999 from 29.5% for the same period of 1998. Management anticipates that the decrease in refinancing activity will continue in 1999. The private mortgage insurance companies' market share for the nine months ended September 30, 1999 decreased to 51.7% of the total low down-payment market (insurable loans) from 55.3% for the same period of 1998. Management believes the private mortgage insurance companies' decline in the low down-payment market share was the result of an increase in the maximum individual loan amount that the FHA/VA can insure as well as the increased use of adjustable rate mortgages, which lenders tend to retain in their portfolios or self-insure. (See IC2)

PMI's market share of NIW was 14.9% in the first nine months of 1999, an increase from 14.7% in the first nine months of 1998. On a combined basis with CMG, market share increased to 16.2% in the first nine months of 1999 compared with 16.1% in the first nine months of 1998. The increases in market share were primarily due to contract underwriting services, pool insurance products, and risk sharing programs offered by PMI. Pool risk written totaled $193 million for the first nine months of 1999 compared with $369 million in the period ended September 30, 1998. Management expected that the Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements would have negatively impacted the growth rate of direct risk in force; however, PMI's percentage of insurance in force with higher coverage percentages continues to increase due to the availability of competitive products. (See IC10)

Consolidated mortgage insurance net premiums written (which includes net cessions and refunds) grew by 15.5% to $341.9 million in the first nine months of 1999 compared with the same period in 1998 primarily due to the growth of risk in force of both primary and pool insurance, the continued shift to deeper coverage for primary insurance, and a decrease in refunded premiums of 19.9% to $13.3 million as a result of a greater percentage of monthly policies, which are non-refundable, being cancelled. Consolidated mortgage insurance premiums earned increased 8.9% to $333.9 million in the first nine months of 1999 compared with the same period in 1998 primarily due to the increase in premiums written. Ceded premiums were $25.1 million in the first nine months of 1999, increasing 81.9% from the corresponding period in 1998. Management anticipates ceded premiums will continue to increase substantially as a result of the expected increase in risk-share programs. (See IC7 and IC15)

Consolidated mortgage insurance losses and loss adjustment expenses decreased 19.0% to $83.2 million in the first nine months of 1999 compared with the first nine months of 1998 primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments.

Direct primary claims paid in the nine months ended September 30, 1999 decreased by 33.9% to $62.0 million when compared with the same period in 1998 due to a 14.3% decrease in the average claim size to approximately $20,400 and a 22.9% decline in the number of claims paid to 3,039. The reduction in claims paid is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Mortgage insurance policy acquisition costs incurred and deferred (including, among other field expenses, contract underwriting expenses) increased by 24.7% to $70.1 million for the first nine months of 1999 compared with the same period in 1998 as a result of the 13.8% increase in NIW. Amortization of policy acquisition costs increased 50.2% to $61.0 million for the same period. (See
Note 5 "Deferred Acquisition Costs" of Notes to Consolidated Financial Statements) New policies processed by contract underwriters represented 37.9% of PMI's NIW in 1999 compared with 34.6% in 1998. Contract underwriting is the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW. (See IC7)

Underwriting and other mortgage insurance operating expenses increased by 21.2% to $112.1 million in the first nine months of 1999 compared with the same period of 1998 due primarily to an increase in the amortization of certain obsolete computer equipment and operating systems. Included in operating expenses were Year 2000 remediation costs of $0.9 million in the first nine months of 1999, compared with $1.9 million of such costs in the first nine months of 1998. The mortgage insurance loss ratio declined by 8.6 percentage points to 24.9% in the period ended September 30, 1999 compared with the same period in 1998. The decrease can be attributed to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses, as discussed above. The expense ratio increased by 4.6 percentage points to 30.5% primarily due to the increase in the amortization of policy acquisition costs, the increase in underwriting and other mortgage insurance expenses and the decrease in NIW market share, as discussed above. In addition, a reduction in pool premiums and an increase in captive reinsurance premium cessions negatively affected premiums written. The combined ratio decreased by 3.9 percentage points to 55.5% in the first nine months of 1999 compared with the same period in 1998.

TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 32.2% to $73.9 million in the nine months ended September 30, 1999 compared with the same period in 1998 primarily due to an increase in title insurance policies written and APTIC's expansion into new states. APTIC was writing business in 32 states at September 30, 1999, up from 30 states at September 30, 1998. In the first nine months of 1999, approximately 72% of APTIC's premiums earned came from its Florida operations, compared with approximately 74% in 1998. Underwriting and other expenses increased 32.5% to $65.2 million in the first nine months of 1999 compared with the same period in 1998 due to an increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio increased by 0.8 percentage points to 89.2%.

OTHER

Other income generated by other subsidiaries decreased by 8.7% to $13.7 million in the period ended September 30, 1999 compared with the same period of 1998 primarily due to a 31.1% decrease in MSC's contract underwriting revenues as a result of the decrease in refinancing activity. Underwriting and other expenses generated by other subsidiaries decreased by 18.5% to $15.9 million, primarily due to a 11.4% decrease in expenses incurred by MSC during the same period resulting from a decrease in refinancings and a reduction in demand for contract underwriting services provided to the Company's mortgage insurance customers. (See IC7)

In the period ended September 30, 1999, the Company's net investment income (including realized capital gains) decreased 22.5% to $68.1 million when compared with the first nine months of 1998 primarily due to a $23.9 million decrease in realized gains on investments. In addition, the yield decreased to 5.88% at September 30, 1999 from 6.10% at September 30, 1998 primarily as a result of higher yielding investments maturing and being replaced by lower yielding investments.

The Company's effective tax rate increased to 29.2% in the first nine months of 1999 from 28.8% in the first nine months of 1998 as a result of a decrease in the proportion of tax-exempt investment income relative to total income.


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

On August 6, 1999, TPG announced it had completed the acquisition of PMI Mortgage Insurance Ltd, ("PMI Ltd"), formerly known as MGICA, Australia's second largest mortgage insurance company. PMI , Ltd., is now an indirect wholly owned subsidiary of PMI. The transaction purchase price was

US$77.6 million. PMI Holdings has also issued a note for A$70.5 million and TPG agreed to guarantee repayment of the debt incurred to finance a portion of the purchase price. PMI Ltd has a Standard and Poor's ("S&P") claim paying ability rating of AA- and a Moody's Investors Service ("Moody's") financial strength rating of A1. S&P and Moody's have affirmed both PMI's and PMI Ltd's ratings following the acquisition based upon PMI's execution of a Support agreement to maintain PMI Ltd's capital at certain minimum levels.

The terms of the US$46.0 million credit agreement dated August 3, 1999 executed among TPG, PMI Holdings, and Bank of America, N.A., in connection with the Company's acquisition of PMI Ltd, provide in part that: (i) TPG's consolidated net worth shall not be less than $600 million; (ii) PMI's statutory capital shall not be less than $675 million; (iii) the risk to capital ratio shall not exceed 23 to 1; and (iv) TPG's consolidated debt to capital ratio shall not exceed 0.40 to 1.0. In addition, PMI's and PMI Ltd's ability to pay dividends or incur additional indebtedness are restricted. Failure to maintain such financial covenants or debt restrictions may be deemed an event of default. Pursuant to the guarantee executed by TPG in connection with the credit agreement, if an event of default occurs under the credit agreement or under any other indebtedness, all outstanding amounts under the credit agreement may be accelerated and become immediately payable by TPG.

In addition to the dividend restrictions described above, the Company's other credit agreements also limit the payment of dividends by PMI, and various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends to TPG by PMI or APTIC. During the first nine months of 1999, APTIC declared and paid a cash dividend of $3.0 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 1999 without prior permission from the Florida Department of Insurance. On June 16, 1999, the Arizona Department of Insurance also authorized a dividend of $65.0 million to TPG, which was to be paid in cash in three installments. The first installment of $25.0 million was paid on June 23, 1999 and the second installment of $20.0 million was paid on September 2, 1999. The third installment has not yet been paid as of November 15, 1999. In addition, TPG has two bank credit lines available totaling $50.0 million. At September 30, 1999, there were no outstanding borrowings under the credit lines.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest. The Company announced a stock repurchase program in the amount of $100.0 million authorized by the TPG Board of Directors in November 1998. During the first nine months of 1999, TPG purchased $25.4 million of the Company's common stock.

As of September 30, 1999, TPG had approximately $84.5 million of available funds. This amount has increased from the December 31, 1998 balance of $56.1 million primarily due to the $30.2 million federal income tax recoverable from Allstate and dividends received from subsidiaries, partially offset by common stock repurchases.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $189.2 million and $104.3 million in the nine months ended September 30, 1999 and 1998, respectively. The increase is primarily due to the decrease in reinsurance recoverable and prepaid premiums, and the decrease in net realized capital gains for the same period.

The Company's invested assets increased by $224.5 million at September 30, 1999 compared with December 31, 1998 partially due to PMI Ltd investments of $148.2 million and the $30.2 million payment of tax refund due from Allstate partially offset by a decrease in net unrealized gains on investments of $45.9 million, stock repurchases of $25.4 million and dividends declared of $4.8 million.

Consolidated reserves for losses and loss adjustment expenses increased by 30.0% in the nine months of 1999 compared with December 31, 1998 primarily due to the $42.7 million increase in pool loss reserves as a result of the Recapture Agreement between PMI and Forestview and secondarily due to pool and primary reserve increases.

Consolidated shareholders' equity increased by $71.9 million in the first nine months of 1999, consisting of increases of $147.6 million from net income and $0.3 million from exercises of stock options, offset by a $45.9 million decrease in net unrealized gains on investments included in other comprehensive income, common stock repurchases of $25.4 million, and dividends declared of $4.8 million.

On July 27, 1999, the Company received $30.2 million from Allstate Insurance Co, as payment of a tax refund due to the Company under a tax sharing agreement executed by TPG, The Allstate Corporation, The Allstate Insurance Company and Sears, Roebuck and Co., in connection with the Company's initial public offering in April 1995. (See Note 7 "Income Taxes" in the 1998 Annual Report to Shareholders)

On July 21, 1999, TPG announced that its Board of Directors declared a 3-for-2 stock split in the form of a 50 percent stock dividend, and increased its cash dividend level to 6 cents per share on a pre-split basis. The stock split was paid on August 16, 1999 to shareholders of record on July 30, 1999.

PMI's statutory risk-to-capital ratio at both September 30, 1999 and December 31, 1998 was 14.9 to 1. (See IC9)

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

Costs to Address the Year 2000 Issue. The Company is utilizing both internal and external personnel and resources to implement its Year 2000 project plan. Currently, no planned material projects involving information or non-information technology systems have been delayed or are anticipated to be delayed as a result of the redirection of resources to the Year 2000 remediation effort. The Company plans to complete its Year 2000 issue remediation project at a total external cost of approximately $5.0 million, which will be funded from operating cash flow and is being expensed as incurred. For the three-month period ended September 30, 1999, the Company incurred and expensed approximately $64 thousand in external costs related to its Year 2000 project plan and remediation efforts, out of a total of $4.8 million incurred and expensed since commencement of the Year 2000 project. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans. The Company does not separately track the internal costs incurred in connection with the Year 2000 project plan, which are principally payroll costs for employees working on the project. (See IC1 and Item 5 - Other Information, below).


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

Other factors that may influence the amount of NIW by PMI include: mortgage insurance industry volumes of new business; the impact of competitive underwriting criteria and product offerings and services, including mortgage pool insurance and contract underwriting services; the ability to recruit and maintain a sufficient number of qualified underwriters; the effect of risk-sharing structured transactions; changes in the performance of the financial markets; PMI's claims-paying ability rating; general economic conditions that affect the demand for or acceptance of the Company's products; changes in government housing policy; changes in government regulations or interpretations regarding the Real Estate Settlement Procedures Act and customer consolidation. PMI's financial condition and results of operations may materially and adversely be impacted by changes in legislation which affects the ability of Fannie Mae or Freddie Mac to offer a substitute for mortgage insurance, including self-insurance and alternative forms of credit support, or for the FHA or the VA to increase statutory lending limits or other expansion of eligibility for the FHA and VA. PMI's financial condition and results of operations may materially and adversely be impacted by changes in legislation, statutory charters and regulations governing banks and savings institutions to form reinsurance subsidiaries or permit the offering of other products which do not require mortgage insurance. (See IC 16) In addition, PMI's financial condition and results of operations may materially and adversely be impacted by a reduction in the amount of mortgage insurance coverage required by Fannie Mae and Freddie Mac.)

The costs of Year 2000 remediation, the correctness of the Company's assessment that is has completed one or more phases of its remediation, the dates on which the Company estimates that it will complete other remediation phases and possible risks associated with the Year 2000 issue are based upon the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to remediate each affected system, the nature and adequacy of testing performed by the Company, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 remediation efforts of others. If the Company's recently completed remediation of its mission critical mortgage insurance origination and application processing process is faulty or fails for any reason to be Year 2000 compliant, this circumstance could adversely impact its business operations and could have a material adverse affect on the Company's financial condition, liquidity and results of operations. See Management Discussion and Analysis - Year 2000 Issues.

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

PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. Historically, the Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. In addition, the Office of Thrift Supervision has also granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The captive reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Recently, however, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which will allow financial services companies to combine and offer banking, insurance and equity services simultaneously, which could lead to additional significant competitors of the Company in the future and may materially and adversely impact PMI's market share. (See IC15 and IC16) Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. The Gramm-Leach-Bliley Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products directly. Management believes that such bank holding company subsidiaries will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share (See IC15).

In July 1999, the Federal Housing Finance Board ("FHFB") issued proposed regulation which would permit the Federal Home Loan Banks ("FHLBs") to provide mortgage insurance or substitutes for mortgage insurance, such as credit enhancements, to its members for non-conforming mortgages. The proposal would permit the FHLBs to buy mortgages originated by its members if the member took some of the credit risk. In addition, the proposed regulation would introduce risk-based capital requirements and expand the FHLBs' investment powers to permit the FHLBs to make equity investments in enterprises that focused on low- or moderate-income community development and housing in small business investment corporations. The proposed regulations will be subject to a 90-day public comment period once published in the Federal Register.

As a result of key aspects of the FHFB proposal which require clarification and which are likely to be revised during the public comment period, management is presently not able to ascertain the full impact of the proposed regulations on the Company's financial condition and results of operations in 1999 and beyond. Management believes any expansion of the FHLBs' ability to issue mortgage insurance or use alternatives to mortgage insurance could materially and adversely affect the Company's financial condition and results of operations.

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

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. Effective January 1, 1999, the Department of Housing and Urban Development announced an increase in the maximum individual loan amount that FHA can insure to $208,800 from $197,620. The maximum individual loan amount that the VA can insure is $203,150. The Omnibus Spending Bill of 1999, signed into law on October 21, 1998, among other items, streamlined the FHA down-payment formula by eliminating tiered minimum cash investment requirements and establishing maximum loan-to-value ratios based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. Management believes the decline in the MICA members' share of the mortgage insurance business from 56.3% at December 31, 1998 to approximately 50.9% at September 30, 1999 results in part from the increase in the maximum individual loan amount the FHA can insure. Any increase in the maximum FHA loan amount would likely have an adverse effect on the competitive position of PMI and, consequently, could materially and adversely affect the Company's financial condition and results of operations.


FANNIE MAE AND FREDDIE MAC (IC3)

The GSEs are permitted by charter to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans, provided the minimum insurance coverage requirement is met. During 1999, Fannie Mae and Freddie Mac separately announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the

GSEs' automated underwriting services, Desktop Underwriter(TM) and Loan Prospector(SM), respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5 percent down payment (a 95 percent LTV), from 30 percent to 25 percent of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10 percent down payment (a 90 percent LTV loan), from 25 percent to 17 percent of the mortgage loan covered by MI. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95 percent LTV loan will require 18 percent of the mortgage loan have mortgage insurance coverage. Similarly, a 90 percent LTV loan will require 12 percent of the mortgage loan have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

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

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, requires the Office of Federal Housing Enterprise Oversight ("OFHEO") to develop a risk-based capital regulation for the GSEs. On April 13, 1999, a notice of proposed rulemaking was published in the Federal Register announcing OFHEO's development of proposed risk-based capital regulations. Public comments regarding the proposed regulations were due on August 11, 1999. However, OFHEO recently announced a second extension of the due date until March 10, 2000 to allow interested parties adequate time to analyze and review the rule and submit constructive comments. After consideration of the comments received on the proposal, OFHEO will determine whether to issue a final rule or to issue a revised proposal. OFHEO is not authorized to enforce the risk-based standard until one year after the final rule is published. The regulation specifies a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of economic stress. The stress test is designed to simulate the financial performance, including cash flows of the GSEs under severe economic conditions. Such conditions would include high levels of mortgage defaults and associated losses, and large interest rate shocks. The proposed regulations could require a GSE to hold more than double the capital it presently maintains for loans with loan-to-value ratios ("LTV") of 95 percent or higher. Further, the proposed capital regulations could treat more favorably credit enhancements issued by private mortgage insurance companies with a claims-paying ability rating of AAA or higher compared with those companies with a AA or lower rating.

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

During October 1998, Freddie Mac sought to amend its charter to allow it to use any method of default loss protection that is financially equal or superior, on an individual or pooled basis, to the protection provided by private mortgage insurance companies. The legislation containing the proposed charter amendment was subsequently rescinded. Currently, Freddie Mac can purchase loans with down-payments of less than 20% only if the loans are insured or use other limited methods to protect against default.

Subsequent to the withdrawal of the legislation, Freddie Mac made several announcements that it would pursue a permanent charter amendment that would allow Freddie Mac to utilize alternative forms of default loss protection, such as spread accounts, or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In addition, Fannie Mae announced it is interested in pursuing new risk management options and is working with mortgage insurers and lenders on appropriate risk management and dispersion of risk, which may include a reduction in the use of mortgage insurance.

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

In July 1999, HUD announced new affordable housing goals for the GSEs. The proposed affordable housing goals would raise the target for low- and moderate-income business from 42 percent of the GSEs' annual volume to 50 percent. The goal would increase to 48 percent in year 2000 and to 50 percent for year 2001. In addition, HUD announced proposed increases in two other components of the GSEs' affordable housing goals. Currently, the GSEs are expected to generate 24 percent of their mortgage business in central cities, rural areas and other underserved markets. Under the proposal, this target would increase up to 31 percent. The special affordable housing goal, which measures funding for families with very-low household income or living in low-income areas, would increase from 14 percent to 20 percent. The proposed goals are subject to review by the Office of Management and Budget and would be subject to a public comment period prior to final revisions or enactment by HUD.

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

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. PMI's policies for insurance coverage typically have a policy duration of six to eight years. The policy owner or servicer of the loan may cancel insurance coverage at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time. As a result, the Company's financial condition and results of operations could be materially and adversely affected by greater than anticipated policy cancellations or lower than projected persistency resulting in declines in insurance in force.

Upon request by an insured, PMI must cancel the mortgage insurance for a mortgage loan. In addition, The Home Owners Protection Act of 1998 (the "Act"), which is effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, which closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans that are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. Protected state laws are preempted if inconsistent with the Act. Protected state laws are consistent with the Act if they require: (i) termination of mortgage insurance at an earlier date or higher mortgage principal balance than required by the Act, or (ii) disclosure of more, earlier, or more frequent information. States that enacted mortgage insurance cancellation laws on or before January 2, 1998, have until July 29, 2000 to make their statutes consistent with the Act. States that currently have mortgage insurance cancellation or notification laws include: California, Connecticut, Illinois, Maryland, Minnesota, Missouri, New York, Texas and Washington. Management is uncertain about the impact of the Act on PMI's insurance in force, but believes any reduction in premiums attributed to the Act's required cancellation of mortgage insurance, will not have a significant impact on the Company's financial condition and results of operations for the foreseeable future. (See IC10)

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans. PMI and other mortgage insurance companies generally experience an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations. During the first half of 1999, mortgage loan refinancings continued at a higher than expected rate. Management anticipates that the refinancing trend will decrease in the second half of 1999.

A decrease in persistency, resulting from policy cancellations of older books of business affected by refinancing (which is affected, among other things, by decreases in interest rates) may materially and adversely impact the level or rate of growth of insurance in force or risk in force and consequently have similar impacts on the Company's financial condition and results of operations.


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


RISK-TO-CAPITAL RATIO (IC9)

The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other regulators specifically limit the amount of insurance risk that may be written by PMI, by a variety of financial factors. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of minimum policyholders position required, it must cease transacting new business until its minimum policyholders position meets the requirements. Under Arizona law, minimum policyholders position is calculated based on the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed. For example, under Arizona law, a mortgage guaranty insurer would have to maintain minimum policyholders' position equal to $1.00 per each one hundred dollars of the face amount of the mortgage, provided the LTV was greater than seventy-five percent and the coverage percent was twenty-five percent. The amount of minimum policyholders position would generally increase if the mortgage amount remained constant, but the coverage percentages and/or LTV amounts increased.

Other factors affecting PMI's risk-to-capital ratio include: (i) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (ii) TPG's credit agreements and the terms of its guaranty of the debt incurred to purchase PMI LTD; and (iii) TPG's and PMI's credit or claims-paying ability ratings which generally require that the rating agencies' risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could materially and adversely affect the Company's financial condition and results of operations.


CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At September 30, 1999, 46.2% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At September 30, 1999, 4.5% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Since the fourth quarter of 1997, PMI has offered a new pool insurance product. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan that did not require primary insurance, in each case up to a stated aggregate loss limit. New pool risk written was $90 million for the quarter ended September 30, 1999 and $193 million for the nine months ended September 30, 1999. Management is uncertain about the amount of new pool risk that will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products. Such losses could materially and adversely affect the Company's financial condition and results of operations. (See IC5)


POTENTIAL INCREASE IN CLAIMS (IC11)

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


REGIONAL CONCENTRATION (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 16.1%, 7.8% and 7.3% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.61%, 2.84% and 1.92% compared with 2.07% nationwide as of September , 1999.


CONTINUING RELATIONSHIPS WITH ALLSTATE AND AFFILIATE (IC14)

On October 28, 1994, TPG entered into a Runoff Support Agreement (the "Runoff Support Agreement") with Allstate Insurance Company ("Allstate") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994, if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder. Alternatively, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligations have arisen under the Runoff Support Agreement. The Runoff Support Agreement provides PMI with additional capital support for rating agency purposes (See IC15).


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


GRAMM-LEACH-BLILEY ACT (IC16)

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act of 1999 (the "Act") into law. Among other things, the Modernization Act will allow bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and will allow insurers and other financial service companies to acquire banks. The Company expects that, over time, the Modernization Act will allow consumers the ability to shop for their insurance, banking and investment needs at one financial services company. For example, a typical consumer would be able to buy a wide range of products including CD's, home equity loans, credit cards, insurance policies and other investments from affiliates of a single company.

Because of the many aspects of the Act which require clarification and promulgation of specific regulations, management is not yet able to ascertain the full impact of the Act on the Company. However, management believes that the Act will facilitate the combination of the investment banking, commercial banking and insurance businesses and will hasten the development of new savings and investment products which will increase competition in the financial services area including for the Company. In addition, the ability of insurance, banking and investment firms to affiliate will increase the likelihood that existing bank holding companies with significantly more capital will be allowed and able to enter into mortgage insurance business, which may result in material and adverse impact on the results of operations and financial condition of the Company.

The new financial privacy provisions will generally prohibit financial institutions, including the Company, from disclosing non-public, personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Act also modifies other current financial laws, including laws related to financial privacy.

THE PMI GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
September 30, 1999


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

At September 30, 1999, the average duration of the Company's fixed income investment portfolio was 5.6 years, and the Company had no derivative financial instruments in its investment portfolio. The result of a 1% increase in interest rates would be a 5.8% decrease in the value of the Company's investment portfolio, while the result of a 1% decrease in interest rates would be a 5.0% increase in the value of the Company's investment portfolio.


Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.




Item 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

              (b)  Reports on Form 8-K:

                      On November 2, 1999, TPG filed a report on Form 8-K relating to comments made during an Analyst/Investor conference it held that same day.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 15, 1999.



                                      The PMI Group, Inc.


                                      /s/ John M. Lorenzen, Jr.
                                      ------------------------------
                                      John M. Lorenzen, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)


     Exhibit
     Number                  Description of Exhibit
     -------                 ----------------------


     11.1        Computation of Net Income Per Share

     27.1        Financial Data Schedule