Form 10-Q/A
period 1999-09-30
PMI GROUP INC
filed 1999-11-19
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                 FORM 10 - Q/A


  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  September 30, 1999

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from.........to..................................


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

Yes    X    No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock          Par Value           Date       Number of Shares
--------------          ---------           ----       ----------------
Common Stock              $0.01           09/30/99        44,670,398

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A


Amendment to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




The PMI Group, Inc., hereby amends its Form 10-Q for the quarter ended September 30, 1999 dated and filed with the Securities and Exchange Commission on November 15, 1999 by deleting the entire section titled "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations", and replacing it in its entirety with the following:

     "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENT

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) management anticipates that the decrease in refinancing activity will continue through the remainder of 1999; (ii) during 1999, management expects the percentage of PMI's risk related to risk-share programs to continue to increase as a percentage of total risk; (iii) management expected the Fannie Mae and Freddie Mac reduction in mortgage insurance coverage requirements would have negatively impacted the growth rate of direct risk in force; however, PMI's percentage of insurance in force with higher coverage percentages continues to increase due to terminating policies being replaced by new policies with higher coverage percentages; (iv) management anticipates that the percentage of new insurance written ("NIW") subject to captive mortgage reinsurance agreements will continue to increase in 1999 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned for customers with captive arrangements; (v) management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-share programs; (vi) management anticipates the percentage of insurance in force with higher coverage percentages will continue to increase despite the availability of reduced coverage requirements from Fannie Mae and Freddie Mac; (vii) although management expects that California will continue to account for a significant portion of total claims paid, management anticipates that with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; (viii) management believes that PMI's total default rate could increase in 1999 due to the continued maturation of its 1995 and 1996 books of business; (ix) management anticipates that contract underwriting will continue to generate a significant percentage of PMI's new insurance written ("NIW"); and (x) management is uncertain about the amount of new pool risk which will be written in 1999, but believes total new 1999 pool risk will be less than in 1998. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-16") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

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

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Consolidated net income was $147.6 million in the nine months ended September 30, 1999, a 0.9% increase over the corresponding period of 1998. The increase can be attributed to an increase in premiums earned of 12.5% and a decrease in losses and loss adjustment expenses of 18.5%, partially offset by a 98.0% decrease in net realized gains, a 50.2% increase in policy acquisition costs and an 18.7% increase in underwriting and other expenses. Including capital gains, diluted earnings per share increased by 6.5% to $3.26 in 1999. Excluding capital gains, diluted operating earnings per share increased by 19.9% to $3.26. Excluding PMI Holdings, earnings per share for the nine months ended September 30, 1999 were $3.22. Revenues in the first nine months of 1999 increased by 5.2% to $489.6 million.

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

     On August 6, 1999, TPG announced it had completed the acquisition of PMI Mortgage Insurance Ltd, ("PMI Ltd"), formerly known as MGICA, Australia's second largest mortgage insurance company. PMI , Ltd., is now an indirect wholly owned subsidiary of PMI. The transaction purchase price was US$77.6 million. PMI Holdings has also issued a note for US$46.0 million and TPG agreed to guarantee repayment of the debt incurred to finance a portion of the purchase price. PMI Ltd has a Standard and Poor's ("S&P") claim paying ability rating of AA- and a Moody's Investors Service ("Moody's") financial strength rating of A1. S&P and Moody's have affirmed both PMI's and PMI Ltd's ratings following the acquisition based upon PMI's execution of a Support agreement to maintain PMI Ltd's capital at certain minimum levels.

     The terms of the US$46.0 million credit agreement dated August 3, 1999 executed among TPG, PMI Holdings, and Bank of America, N.A., in connection with the Company's acquisition of PMI Ltd, provide in part that: (i) TPG's consolidated net worth shall not be less than $600 million; (ii) PMI's statutory capital shall not be less than $675 million; (iii) the risk to capital ratio shall not exceed 23 to 1; and (iv) TPG's consolidated debt to capital ratio shall not exceed 0.40 to 1.0. In addition, PMI's and PMI Ltd's ability to pay dividends or incur additional indebtedness is restricted. Failure to maintain such financial covenants or debt restrictions may be deemed an event of default. Pursuant to the guarantee executed by TPG in connection with the credit agreement, if an event of default occurs under the credit agreement or under any other indebtedness, all outstanding amounts under the credit agreement may be accelerated and become immediately payable by TPG.

     Further, pursuant to the terms of an indenture for $100 million 6 3/4% senior notes ("Note") issued by TPG on November 15, 1996; and the terms of two lines of credit agreements each in the amount of $25 million ("Credit Lines"), in the event of default under any indebtedness, all outstanding amounts under the Credit Lines and Note may be accelerated and become immediately payable by TPG.

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

     Costs to Address the Year 2000 Issue. The Company is utilizing both internal and external personnel and resources to implement its Year 2000 project plan. Currently, no planned material projects involving information or non-information technology systems have been delayed or are anticipated to be delayed as a result of the redirection of resources to the Year 2000 remediation effort. The Company plans to complete its Year 2000 issue remediation project at a total external cost of approximately $5.0 million, which will be funded from operating cash flow and is being expensed as incurred. For the three-month period ended September 30, 1999, the Company incurred and expensed approximately $64 thousand in external costs related to its Year 2000 project plan and remediation efforts, out of a total of $4.8 million incurred and expensed since commencement of the Year 2000 project. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans. The Company does not separately track the internal costs incurred in connection with the Year 2000 project plan, which are principally payroll costs for employees working on the project. (See IC1)

     The discussion above and all prior discussions in the Company's SEC filings are designated as Year 2000 Readiness Disclosures as defined by the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     PMI competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. Historically, the Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. In addition, the Office of Thrift Supervision has also granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The captive reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. (See IC15) Recently, however, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which will allow financial services companies to combine and offer banking, insurance and equity services simultaneously, which could lead to additional significant competitors of the Company in the future and may materially and adversely impact PMI's market share. (See IC16) Mortgage lenders, other than banks, thrifts or their affiliates, are forming reinsurance affiliates that are typically regulated solely by the insurance authority of their state of domicile. The Gramm-Leach-Bliley Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products directly. Management believes that such bank holding company subsidiaries will increase competition in the mortgage insurance industry and may materially and adversely impact PMI's market share.

     On October 4 1999, the Federal Housing Finance Board ("FHFB") adopted resolutions which authorizes each Federal Home Loan Bank ("FHLB") to offer programs to fund or purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program ("Single-Family MMA") program. The FHFB resolutions superceded a regulation previously proposed by the FHFB in July 1999 that would have allowed FHLBs to provide mortgage insurance or substitutes for mortgage insurance, and would have expanded the FHLBs' investment powers to permit equity investments in enterprises that focused on low-or moderate-income community development and housing in small business investment corporations.

     Under the Terms and Conditions of the Single-Family MMA program, each FHLB is also authorized to provide credit enhancements in the form of a first loss account, through which a member or eligible nonmember borrower may bear responsibility for losses up to a certain amount. In addition, each FHLB may establish additional loss coverage, (beyond coverage provided by the first loss account) in an amount sufficient to raise the loan or loan pool to the fourth highest credit rating category. A member or nonmember eligible borrower may satisfy a portion of the additional loss coverage requirement by providing supplemental loan-level mortgage insurance provided by a mortgage insurer rated not lower than double-A. The total principal amount of mortgage loans funded through members and purchased from members under all FHLB Single-Family MMA programs shall not exceed $9 billion.

     The Company is presently not able to ascertain the full impact of the Single-Family MMA program on the Company's financial condition and results of operations in 1999 and beyond. The Company believes any expansion of the FHLBs' ability to issue mortgage insurance or use alternatives to mortgage insurance could materially and adversely affect the Company's financial condition and results of operations.

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

     The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, requires the Office of Federal Housing Enterprise Oversight ("OFHEO") to develop a risk-based capital regulation for the GSEs. On April 13, 1999, a notice of proposed rulemaking was published in the Federal Register announcing OFHEO's development of proposed risk-based capital regulations. Public comments regarding the proposed regulations were due on August 11, 1999. However, OFHEO recently announced a second extension of the due date until March 10, 2000 to allow interested parties adequate time to analyze and review the rule and submit constructive comments. After consideration of the comments received on the proposal, OFHEO will determine whether to issue a final rule or to issue a revised proposal. OFHEO is not authorized to enforce the risk-based standard until one year after the final rule is published. The regulation specifies a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of economic stress. The stress test is designed to simulate the financial performance, including cash flows of the GSEs under severe economic conditions. Such conditions would include high levels of mortgage defaults and associated losses, and large interest rate shocks. The proposed regulations could require a GSE to hold more than double the capital it presently maintains for loans with loan-to-value ratios ("LTV") of 95 percent or higher. Further, the proposed capital regulations could treat more favorably credit enhancements issued by private mortgage insurance companies with a claims-paying ability rating of AAA or higher compared with those companies with an AA or lower rating.

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

     REGIONAL CONCENTRATION (IC13)

     In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 16.1%, 7.8% and 7.3% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.61%, 2.84% and 1.92% compared with 2.07% nationwide as of September 30, 1999.

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

     GRAMM-LEACH-BLILEY ACT (IC16)

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act of 1999 (the "Act") into law. Among other things, the Act will allow bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and will allow insurers and other financial service companies to acquire banks.

     The Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products directly, including mortgage insurance. However, any such mortgage insurance subsidiary would be subject to state insurance regulations, including capital and reserve requirements, diversification of risk and restrictions on the payments of dividends. Further, before any loans insured by the subsidiary are eligible for purchase by the GSEs, the insurance subsidiary must meet Fannie Mae and Freddie Mac eligibility standards, which currently require, among other things, a claims-paying ability rating of at least AA-, and the establishment of comprehensive operating policies, procedures and processes.

     The Company expects that, over time, the Act will allow consumers the ability to shop for their insurance, banking and investment needs at one financial services company. For example, a typical consumer would be able to buy a wide range of products including CD's, home equity loans, credit cards, insurance policies and other investments from affiliates of a single company. As a result, the Company's financial condition and results of operations could be materially and adversely affected if the Act results in the Company's customers choosing to offer mortgage insurance directly instead of through captive reinsurance arrangements with it and the Company is not able to replace lost revenues.

     Because of the many aspects of the Act which require clarification and promulgation of specific regulations, the Company is not yet able to ascertain the full impact of the Act on the Company. However, the Company believes that the Act will facilitate the combination of the investment banking, commercial banking and insurance businesses and will hasten the development of new savings and investment products that will increase competition in the financial services area including for the Company. In addition, the ability of insurance, banking and investment firms to affiliate will increase the likelihood that existing bank holding companies with significantly more capital will be allowed and able to enter into mortgage insurance business, which may result in material and adverse impact on the results of operations and financial condition of the Company.

     The new financial privacy provisions will generally prohibit financial institutions, including the Company, from disclosing non-public, personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Act also modifies other current financial laws, including laws related to financial privacy. The Company believes the privacy provisions of the Act will not materially and adversely affect its results of operations, however."

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 18, 1999.



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