Form 10-K
period 1999-12-31
PMI GROUP INC
filed 2000-03-30
CIK 935724

                                UNITED STATES
                                -------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-13664

                             THE PMI GROUP, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                      601 Montgomery Street                    94-3199675
(State of Incorporation)        San Francisco, California 94111           (I.R.S. Employer
                           (Address of principal executive offices)      Identification No.)

                                (415) 788-7878
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class        Name of each exchange on which registered
      ----------------------------    -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on February 29, 2000 was $1,609,540,560 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

     Number of shares outstanding of the Registrant's common stock, as of the close of business on February 29, 2000: 44,324,697.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Items 6 through 8 of Part
II. Portions of the Proxy Statement for registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Items 10 through 13 of Part III. The Exhibit Index is located on page 67.

                               TABLE OF CONTENTS

PART I..................................................................................................       3

Cautionary Statement

  Item 1. Business.........................................................................................    3
       A.   General........................................................................................    3
       B.   Products.......................................................................................    4
       C.   Industry Overview..............................................................................    8
       D.   Competition and Market Share...................................................................   11
       E.   Customers......................................................................................   15
       F.   U.S. Business Composition......................................................................   15
       G.   Sales, Product Development and Underwriting Personnel..........................................   17
       H.   Underwriting Practices.........................................................................   18
       I.   Affordable Housing.............................................................................   23
       J.   Defaults and Claims............................................................................   24
       K.   Reinsurance....................................................................................   34
       L.   Claims Paying Ability Ratings..................................................................   35
       M.   Investment Portfolio...........................................................................   35
       N.   Other Business.................................................................................   36
       O.   Regulation.....................................................................................   38
       P.   Employees......................................................................................   44
       Q.   Cautionary Statements and Investment Considerations............................................   44

  Item 2. Properties.......................................................................................   49

  Item 3. Legal Proceedings................................................................................   49

  Item 4. Submission of Matters to a Vote of Security Holders..............................................   50

PART II....................................................................................................   52

  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters........................   52
       Common Stock........................................................................................   52
       Preferred Stock.....................................................................................   52
       Shareholder Rights Plans............................................................................   52
       Payment of Dividends and Policy.....................................................................   53

  Item 6. Selected Financial Data..........................................................................   53

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations............   53

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................   53

  Item 8. Financial Statements and Supplementary Data......................................................   53

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   54

PART III...................................................................................................   54

  Item 10. Directors and Executive Officers of the Registrant..............................................   54

  Item 11. Executive Compensation..........................................................................   54

  Item 12. Security Ownership of Certain Beneficial Owners and Management..................................   54

  Item 13. Certain Relationships and Related Transactions..................................................   54

PART IV....................................................................................................   54

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................   54

INDEX TO EXHIBITS..........................................................................................   67


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

PART I

Item 1. Business

A. General

The PMI Group, Inc. ("TPG"), a Delaware corporation, is a holding company which conducts its residential mortgage insurance business through its direct and indirect wholly-owned subsidiaries PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation, Residential Guaranty Co. ("RGC"), an Arizona corporation, Residential Insurance Co. ("RIC"), an Arizona corporation, TPG Insurance Co. ("TIC"), a Vermont corporation, PMI Mortgage Guaranty Co. ("PMG"), an Arizona corporation, TPG Segregated Portfolio Company ("TSPC"), a Cayman Islands corporation, and PMI's wholly owned subsidiaries PMI Mortgage Insurance Ltd ("PMI Ltd"), an Australian mortgage insurance company. TPG also conducts title insurance business through its wholly-owned subsidiary American Pioneer Title Insurance Company ("APTIC"), a Florida corporation. In addition, PMI owns all of the outstanding common stock of PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting, and PMI Securities Co. ("SECO"), a Delaware corporation, which is an inactive broker-dealer. PMI is licensed in all 50 states of the United States and the District of Columbia. TPG and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company". PMI also owns 50% of the outstanding shares of common stock of CMG Mortgage Insurance Company ("CMG"), a Wisconsin corporation, which also conducts a residential mortgage insurance business and TPG owns 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), a financial guaranty reinsurance company based in Bermuda. CMG and RAM Re are accounted for on the equity method in the Company's consolidated financial statements.

TPG, through PMI and CMG, is one of the leading residential mortgage insurers in the United States. In addition to international and domestic primary mortgage insurance, TPG subsidiaries provide title insurance, contract underwriting and various services and products for the home mortgage finance industry. PMI was founded in 1972. At December 31, 1999, the Company's total assets were $2.1 billion and its shareholders' equity was $1.2 billion.

B.   Products

Domestic

There are two principal types of private residential mortgage insurance, both of which insure a mortgage lender or investor in mortgage loans against borrower default: "primary" and "pool." Primary insurance provides mortgage insurance coverage to lenders who receive a down payment of less than 20% from a borrower. This includes mortgage insurance coverage for lenders for mortgages with: (i) loan-to-value ratios ("LTVs") of 85% and below, (ii) LTVs in excess of 85% and less than or equal to 90% ("90s"); (iii) LTVs in excess of 90% and less than or equal to 95% ("95s"); and (iv) LTVs in excess of 95% and less than or equal to 97% ("97s"). During 1999, the Federal National Mortgage Association
("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), generally the primary investors in mortgage loans, required that 90s have insurance coverage ranging from 12% to 25%, and 95s and 97s have insurance coverage ranging from 18% to 35%. Fannie Mae and Freddie Mac are collectively referred to as government-sponsored enterprises ("GSEs"). The GSEs' reduced mortgage insurance coverage levels require additional fees to be paid by the borrower at origination. (See "D. Competition and Market Share", below and IC3.) The coverage percentage insured by PMI is determined by the lender, usually to comply with investor requirements to reduce the loss exposure on loans purchased by them. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit.

Primary Insurance

PMI provides primary insurance coverage, insuring mortgage lenders and mortgage loan investors against borrower default on individual first lien mortgage loans on one-to-four unit residential properties, including condominiums. PMI and other private mortgage insurers have no limit as to the maximum principal balance of loans for which they may issue mortgage insurance. Primary coverage can be used on any type of residential mortgage loan instrument approved by PMI and is generally underwritten on a loan-by-loan basis. (See "H. Underwriting Practices", below.) Primary mortgage insurance provides mortgage default protection to lenders or investors on individual loans. PMI's obligation to an insured with respect to a claim is determined by applying the appropriate coverage percentage to the original loan amount. In lieu of paying the calculated claim amount, PMI has the option of: (i) paying the entire loss and taking title to the mortgaged property, or (ii) in the case of certain sales, paying the difference between the sales proceeds received by the insured and the claim amount up to a maximum of the coverage percentage. (See "J. Defaults and Claims--Claims", below.)

PMI offers coverage ranging from 4% to 42% of the total of the outstanding loan principal, delinquent interest and certain expenses associated with a default and the subsequent foreclosure of a mortgage loan ("claim amount"). The percentage of the total claim amount subject to payment by PMI in the event of a claim on a mortgage loan that is the subject of primary insurance ("coverage percentage") was predominantly in the 25% to 30% range for primary new insurance written ("NIW") for the year ended December 31, 1999. The average coverage percentage for PMI was 25% and 24% of NIW for the year ended December 31, 1999 and 1998, respectively. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the indebtedness to the insured. Coverage in excess of 25% of the indebtedness to the insured ("deep coverage") must be reinsured. To minimize reliance on third party reinsurers on deep coverage business, TPG formed RGC, RIC and PMG to provide reinsurance of such deep coverage to PMI and CMG. (See "K. Reinsurance", below.) At December 31, 1999, PMI's average coverage percentage on insurance in force was 24.4%. (See "C. Industry Overview--Fannie Mae and Freddie Mac", below.)

Mortgage insurance coverage cannot be canceled by PMI, except for nonpayment of premiums or certain material violations of PMI's Master Policy. Mortgage insurance coverage can be canceled by the insured at any time. The GSEs current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property. In addition, the Home Owners Protection Act of 1998 provides for automatic termination, or cancellation of mortgage insurance upon a borrower's request upon satisfaction of certain conditions (See IC4). Generally, mortgage insurance remains renewable at the option of the insured at a rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force or mitigated by nonrenewal of insurance coverage. Mortgage insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, which in turn remits the premiums to the mortgage insurer.

PMI has the following basic types of premium payment plans.

     Monthly Premium. A premium payment plan in which premiums are paid monthly over the term of the coverage ("Monthly Premium Plan"). Under PMI's Monthly Premium Plan only one or two months' of premium is paid at the mortgage loan closing, and thereafter, monthly premiums are collected by the loan servicer for monthly remittance to PMI. PMI also offers a plan under which the first monthly premium is payable at the time the first monthly mortgage payment is due ("pmiNU MONTHLY/ SM/"). The pmiNU MONTHLY/ SM/ plan helps reduce the amount a borrower would typically have to pay at closing, thereby increasing mortgage loan affordability. Monthly Premium and pmiNU MONTHLY/ SM/ Plans represented 95.9% of NIW in 1999. During April 1999, PMI began offering two new monthly premium products, pmiNU MONTHLY Premier /SM/, and pmiMonthly Premier /SM/, which offer the option to finance a portion of the premium, or to pay a larger portion of the premium up-front to receive a lower monthly premium. These new products are designed to compete with the GSEs' programs that require the payment of an additional fee for a further reduction in mortgage insurance coverage (See "D. Competition and Market Share", below and IC3).

     Single Premium. A premium payment plan that requires an initial premium payment that extends coverage for more than one year and involves a lump-sum payment at the loan closing ("Single Premium Plan"), which may be refundable if the coverage is canceled by the insured lender (which generally occurs when the loan is repaid or the value of the property has increased significantly).
During May 1999, PMI began offering its Super Single/ SM/ product that provides coverage on 97% LTV loans. The single premium can be financed by the borrower by adding it to the principal amount of the mortgage and generally covers the greater of 10 years or amortization of the underlying loan to an 80% LTV. Single Premium Plans represented 3.0% of NIW in 1999.

     Annual Premium. A premium payment plan that requires the payment of the first-year premium at the time of mortgage loan closing and annual renewal premium payments in advance each year thereafter ("Annual Premium Plan"). Renewal payments generally are collected in monthly installments from the borrower along with the mortgage payment and held in escrow by the loan servicer for annual remittance to PMI in advance of each renewal year. Annual Premium Plans represented 1.1% of NIW in 1999.

Pool Insurance

During the fourth quarter of 1997, PMI began offering a pool insurance product, primarily to Fannie Mae and Freddie Mac, as part of PMI's value added strategy. This product was also sold to state housing finance authorities. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and generally covers the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan. Pool insurance also generally covers the total loss on a defaulted mortgage loan that did not require primary insurance, in each case up to a stated aggregate loss limit.
New risk written for this product was $231 million and $450 million for the years ended December 31, 1999 and 1998, respectively. This product is similar in structure to the pool insurance product previously offered by PMI during 1990
- 1993, but has better risk management characteristics, including lower stop loss limits, improved nationwide geographic diversification and lower LTVs. The average stop loss limit for this product as of December 31, 1999 was 1.07%. Risk in force under pool insurance programs with PMI's customers represented approximately three percent of the $21.2 billion total primary risk in force at December 31, 1999 (See IC10.).

In July 1999, the California Department of Insurance approved a Recapture Agreement between PMI and Forestview Mortgage Insurance Company ("Forestview") relating to mortgage pool policies written prior to 1994. As a result of the commutation and recapture of the Reinsurance Agreement with Forestview, PMI received $45.5 million in cash in consideration of the recapture liability (consisting of the returned unearned premium reserve, and the reimbursement of the reserve for losses), the roll back of 1999 reinsurance transactions, and the settlement of reimbursable fees and prepaid expenses. In connection with the Recapture Agreement, PMI assumed mortgage insurance obligations of approximately $42.8 million, net of expense allocations, previously insured by Forestview. Risk in force for the recaptured Forestview portfolio was $1.41 billion at December 31, 1999.

Risk-Sharing Products

In addition to standard primary and pool insurance, PMI offers: (i) layered co-insurance, a primary mortgage insurance program for a covered loan for which a mortgage originator or a state housing authority retains liability for losses above a certain level of aggregate losses and below a second specified level of aggregate losses, above which the mortgage insurer retains liability; (ii) pmiADVANTAGE/SM/, a lender-paid primary mortgage insurance program that provides reductions from standard rates based on the quality of the business generated;
(iii) pmiCAPTIVE/SM/, a captive reinsurance program that allows a reinsurance company, generally an affiliate of the lender, to assume primary mortgage insurance default losses at a specified entry point up to a maximum aggregate exposure, up to an agreed upon amount of total coverage; (iv) performance assurance agreements, for which PMI compensates lenders to cover a layer of losses in excess of a specified level of losses associated with business generated by the lender; and (v) pmiEXTRA/SM/ coverage, a product which provides an additional layer of primary mortgage insurance coverage (up to 15%) on all insured loans in a portfolio sold to GSEs. TPG also offers performance notes, a program whereby TPG issues an unsecured, private placement note that pays a base rate of interest plus, if appropriate, a performance addition. The interest rate on the note varies based on the performance of the lender's book of business written during the origination period. To date the risk-sharing products have not represented a significant portion of PMI's or TPG's revenues. Several of the above risk-sharing products, as well as pool insurance, are the subject of pending regulatory reviews. Management is unable to predict the impact of these regulatory issues on these products. (See "D. Competition and Market Share" and IC2 and IC8.)

Joint Venture

CMG Mortgage Insurance Company ("CMG") offers mortgage guaranty insurance for loans originated by credit unions. CMG is operated as a joint venture equally owned between PMI and CUNA Mutual Investment Corporation (''CMIC''). PMI and CMIC provide services to CMG, with CMIC providing primarily sales and marketing services and PMI providing primarily insurance operation services. CMIC is a part of the CUNA Mutual Group, which provides insurance and selected financial services to credit unions and their members in the United States and over 50 other countries. CMG's claims-paying ability is currently rated AA by both Fitch IBCA and by Duff & Phelps Credit Rating Co.

As of December 31, 1999, CMG was licensed and operational in 49 states and the District of Columbia. CMG is approved as a mortgage insurer by both Fannie Mae and Freddie Mac, as well as by other purchasers of credit union originated mortgage loans. Since inception, CMG has issued approximately 1,300 master policies to credit union and credit union affiliated organizations nationwide. At December 31, 1999, CMG had $5.8 billion of primary insurance in force.

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

International

The Company also provides mortgage guaranty insurance and reinsurance in Australia, New Zealand and Hong Kong, which is described in more detail under "Section N. Other Businesses."

C. Industry Overview

Fannie Mae and Freddie Mac

The GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, providing a direct link between the primary mortgage origination markets and the capital markets. The GSEs are permitted to purchase conventional high- LTV mortgages only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required by the loan originations. Because loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and/or Freddie Mac without having to hold such capital, they are motivated to purchase mortgage insurance from insurers deemed eligible by the GSEs. PMI is an authorized mortgage insurer for the GSEs. (See "O. Regulation", below.)

During October 1998, Freddie Mac sought to amend its charter to allow it to use any method of default loss protection that is financially equal or superior, on an individual or pooled basis, to the protection provided by private mortgage insurance companies. The legislation containing the proposed charter amendment was subsequently rescinded. Subsequent to the withdrawal of the legislation, Freddie Mac announced that it would pursue a charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. Currently, Freddie Mac can purchase loans with down payments of less than 20% only if the loans are insured or use other limited methods to protect against default (See IC3).

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. One of the GSEs eligibility requirements is that private mortgage insurers, including PMI, must at least maintain an AA- rating with any public national rating agency. Any change in PMI's existing eligibility status, primarily its claims-paying ability rating from the various rating agencies, could have a material and adverse effect on the Company's financial condition and results of operations. (See IC5.)

Since the GSEs are the primary investors in mortgage loans, they have the ability to implement new eligibility requirements for mortgage insurers, change the pricing arrangements for purchasing retained participation mortgages as compared to insured mortgages or alter or liberalize underwriting standards on low down payment mortgages they purchase. Private mortgage insurers, including PMI, are affected by such changes implemented by Fannie Mae or Freddie Mac. (See "D. Competition and Market Share", "O. Regulation", and IC2 and IC3.)

Since 1992, Fannie Mae and Freddie Mac have been subject to oversight legislation for GSEs by the Department of Housing & Urban Development (HUD) which simultaneously tightened their capital requirements and set goals for affordable housing. Their goals are based on the percentage of loans purchased by the GSEs, determined by the number of dwelling units securing such loans. Fannie Mae also expanded its Community Home Buyers Program to include a commitment to purchase a certain volume of 97s.

Recently, HUD announced new affordable housing goals for the GSEs. Under the new goals beginning for year 2001, at least 50% of all loans purchased by the GSEs must support low- and moderate-income homebuyers. The GSEs' current goal for affordable housing is that at least 48% of the units financed by each GSE be low- and moderate-income housing, and that approximately 24% of such units be in underserved areas (which are defined as census tracts with either a median income no greater than 90% of area median, or with a median income no greater than 120% of area median income and a minority population of at least 30%). Under the proposal, this target would increase up to 31 percent. The special affordable housing goal, which measures funding for families with very-low household income or living in low-income areas, would increase from 14 percent to 20 percent. The proposed goals are subject to review by the Office of Management and Budget and would be subject to a public comment period prior to final revisions or enactment by HUD. TPG believes that the GSEs' goals to expand purchases of affordable housing loans have increased the overall size of the total mortgage insurance market because such loans are traditionally in excess of 80% LTV, with a majority being in excess of 90% LTV.

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, requires the Office of Federal Housing Enterprise Oversight ("OFHEO") to develop a risk-based capital regulations for the GSEs. In April 1999, a notice of proposed rulemaking was published in the

Federal Register announcing OFHEO's development of proposed risk-based capital regulations. The regulation specifies a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of severe economic conditions. The proposed regulations could require a GSE to hold more than double the capital it presently maintains for loans with loan-to-value ratios ("LTV") of 95 percent or higher. Further, the proposed capital regulations could treat more favorably credit enhancements issued by private mortgage insurance companies with a claims-paying ability rating of AAA compared with those companies with a rating lower than AAA (See IC3).

Freddie Mac's and Fannie Mae's automated underwriting services, Loan Prospector/SM/ and Desktop Underwriter, respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. (See "H. Underwriting Practices--Role of Technology, and Delegated Underwriting", below.)

Fannie Mae's and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if: (a) the borrower has a satisfactory payment record with no payment more than 30 days delinquent in the 12 month period preceding the request for cancellation; and (b) the unpaid principal balance of the mortgage is not greater than 80% of the original value of the property. The Home Owners Protection Act of 1998 (the "Act"), which became effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance and which closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans which are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. (See "O. Regulation", and IC4, below.)

D. Competition and Market Share

The U.S. private mortgage insurance industry consists of eight active mortgage insurers, including Mortgage Guaranty Insurance Corporation ("MGIC"), GE
Capital Mortgage Insurance Corporation ("GEMICO"), an affiliate of GE Capital Corporation, United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc., and Radian Group, Inc. (Radian"). PMI, including CMG, is the third largest private mortgage insurer in the United States based on new primary insurance written in 1999. (Source:
Inside Mortgage Finance.) In 1999, MGIC possessed the largest share of the private mortgage insurance market, with approximately 24.3% of NIW, and Radian, PMI, GEMICO and UGC had market shares of approximately 17.5%, 16.3%, 15.2% and 14.4%, respectively. (Source: Inside Mortgage Finance.) PMI's 1999 market share percentage includes 1.3% of the market held by CMG. (See Part II, Item 7-- "Management's Discussion And Analysis Of Financial Condition And Results of Operations", and IC2.)

The following table indicates the market share by private mortgage insurer based on NIW over the past five years:



                                                                  Private Mortgage Insurance Industry Market Share

                                                                              Year Ended December 31,
                                                          ------------------------------------------------------------
                                                              1999        1998         1997         1996       1995
                                                           --------    ---------    ---------    ---------  ----------
Mortgage Guaranty Insurance Corp.                             24.3 %       23.1 %      26.4 %       25.5 %     27.4
Radian Guaranty Inc. (1)                                      17.5         19.4        17.8         15.7       14.9
PMI Mortgage Insurance Co. (2)                                16.3         16.2        13.8         14.7       13.5
GE Capital Mortgage Insurance Co.                             15.2         16.4        16.5         18.5       20.1
United Guaranty Corp.                                         14.4         12.7        12.8         12.7       12.9
Republic Mortgage Insurance Co.                               10.0          9.7        10.3         11.2        9.7
Triad Guaranty Insurance Corp.                                 2.3          2.5         2.4          1.7        1.5
                                                          --------     --------     -------      -------    -------
   Total                                                     100.0 %      100.0 %     100.0 %      100.0 %    100.0 %
                                                          ========     ========     =======      =======    =======

Source: Inside Mortgage Finance

(1) Formerly CMAC & Amerin; market share data prior to the merger represents combined pro forma results of CMAC & Amerin.
(2)  Includes CMG.


The following table indicates the market share by private mortgage insurer for each quarter in 1999:


                                                                Private Mortgage Insurance Industry Market Share

                                                                                 1999 by Quarter
                                                  --------------------------------------------------------------------------------
                                                             4Q 1999               3Q 1999           2Q 1999            1Q 1999
                                                  --------------------    ------------------   ----------------   ----------------
Mortgage Guaranty Insurance Corp.                                24.5 %               24.4 %            24.5 %             23.9 %
PMI Mortgage Insurance Co. (1)                                   16.6                 16.1              16.5               15.9
United Guaranty Corp.                                            16.3                 14.2              13.8               13.7
Radian Guaranty Inc. (2)                                         16.3                 17.6              17.9               18.1
GE Capital Mortgage Insurance Corp.                              14.8                 15.1              15.8               14.9
Republic Mortgage Insurance Co.                                   9.3                 10.4               9.2               10.8
Triad Guaranty Insurance Corp.                                    2.2                  2.2               2.3                2.7
                                                  ---------------------    ------------------   ----------------   ----------------
    Total                                                       100.0 %              100.0 %           100.0 %            100.0 %
                                                  =====================    ==================    ===============   ===============

Source: Inside Mortgage Finance

(1)  Includes CMG.
(2) Formerly CMAC & Amerin; market share data prior to the merger represents combined pro forma results of CMAC & Amerin

PMI and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs combined to accounted for 47.6%, 43.7%, 45.6%, and 44.8% for 1999, 1998, 1997 and 1996, respectively, of all loans insured or guaranteed/(2)./ On January 1, 2000, the Department of Housing and Urban Development announced a proposed increase in the maximum individual loan amount that FHA can insure to $219,849 from $208,800. The maximum individual loan amount that the VA can insure is $203,150 (See IC2). Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure.

     (2) According to data from the Department of Housing and Urban Development ("HUD"), VA and Inside Mortgage Finance.

The Omnibus Spending Bill of 1999, streamlined the FHA down payment formula by eliminating tiered minimum cash investment requirements and establishing maximum loan-to-value ratios based on loan size and closing costs, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. (See IC2.)

The following table indicates the relative share of the mortgage insurance market based on NIW by FHA/VA and private mortgage insurers over the past five years.

        Federal Government and Private Mortgage Insurance Market Share

                                                                                 Year Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                             1999           1998             1997           1996             1995
                                                       --------------   -------------    ------------    -----------    ------------
FHA/VA                                                       47.6           43.7 %           45.6 %         44.8 %           38.5 %
Private Mortgage Insurance                                   52.4           56.3 %           54.4           55.2             61.5 %
                                                       --------------   -------------    ------------    -----------    ------------
   Total                                                    100.0 %        100.0 %          100.0 %        100.0 %          100.0 %
                                                       ==============   =============   =============    ===========    ============

Source: Inside Mortgage Finance

Fannie Mae and Freddie Mac announced an increase in the maximum single-family principal balance loan limit eligible for their purchase from $240,000 to $252,700 effective in 2000. Since the GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, loan originators prefer to make loans that may be marketed in the secondary market to Fannie Mae and/or Freddie Mac. Loan originators are motivated to purchase mortgage insurance from insurers deemed eligible by the GSEs. Because PMI is an authorized mortgage insurer for the GSEs, management believes any increase in the GSEs loan limit eligible for their purchase may positively affect the number of loans eligible for mortgage insurance and may have the effect of increasing the size of the mortgage insurance market. (See "C. Industry Overview", above.)

Freddie Mac and Fannie Mae both introduced programs in 1999 that offer reduced mortgage insurance coverage availability for lenders that generally deliver loans approved by the GSE's automated underwriting services, Loan Prospector/SM/ and Desktop Underwriter, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5% down payment (a 95% LTV), from 30% to 25% of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10% down payment (a 90% LTV loan), from 25% to 17% of the mortgage loan covered by MI. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan have mortgage insurance. In order for the homebuyer to have MI at these levels, such loans would require a payment
at closing or a higher note rate.   Through 1999 the reduced MI coverage
programs have not produced any significant volume (See IC3.)

The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Federal Reserve Board is in the process of considering whether similar activities are permitted for bank holding companies. The Office of Thrift Supervision has also recently granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. In addition, the Gramm-Leach-Bliley Act of 1999, among other things, allows bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks (See "O. Regulation", IC2 and IC15.)

PMI and other private mortgage insurers also compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high-LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate a first mortgage lien with an 80%

LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product, as well as similar type products, competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. On March 8, 2000, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and other banking regulators issued a proposal to amend their risk-based capital standards to treat direct credit substitutes and recourse obligations consistently and would incorporate the use of credit ratings as an indicator of a bank's risk of loss. It is believed that the proposal would increase the amount of capital national banks and thrifts would be required to hold for 80/10/10 and similar products when the lender holds the first and second mortgage. State-chartered banks already are subject to the higher capital requirement (See IC2). Any change in legislation which affects the risk-based capital rules imposed on banks and savings institutions, or which change the GSEs' insurance requirements may affect the desirability of foregoing insurance for lending institutions or the GSEs and, therefore, affect the size of the insurance mortgage market (See "O. Regulation", below).

In addition to captive reinsurance arrangements with subsidiaries of banks, mortgage insurers like PMI reinsure some portion of coverage issued to certain lenders with affiliates of those lenders and/or through uncaptive structures. PMI is also pursuing various risk-sharing arrangements for certain of its customers, including offering various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate PMI or TPG for the risks associated with the coverage provided to its customers. Management is unable to predict the impact of these arrangements with non-bank captive reinsurers and uncaptive reinsurers, or the performance notes or their long-term competitive effect (See "K. Reinsurance", IC4 and IC8.)

The Gramm-Leach-Bliley Act of 1999 (the "Act") became effective on March 11, 2000 and allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks. The Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products directly, including mortgage insurance. However, any such mortgage insurance subsidiary would be subject to and governed by state insurance regulations, including capital and reserve requirements, diversification of risk and restrictions on the payments of dividends. Further, before any loans insured by the subsidiary are eligible for purchase by the GSEs, the insurance subsidiary must meet Fannie Mae and Freddie Mac eligibility standards, which currently require, among other things, a claims-paying ability rating of at least AA-, and the establishment of comprehensive operating policies, procedures and processes.

Coinciding with the effective date of the Act, several national banks announced that they meet the criteria to own financial subsidiaries, including sufficient capitalization and stated plans to create one or more operating subsidiaries. Two national bank holding companies indicated that they intend to use their financial subsidiaries to sell insurance. The Federal Reserve Board recently issued a proposed rule to allow state-chartered banks that are members of the Federal Reserve System own financial subsidiaries. The proposed rule is designed to establish parity between state member banks and national banks. Because of the many aspects of the Act which require clarification and promulgation of specific regulations, the Company is not yet able to ascertain the full impact of the Act on the Company (See IC15).

In addition to competition from federal agencies, PMI and other private mortgage insurers face limited competition from state-supported mortgage insurance funds. As of December 31, 1999, several states (among them California, Connecticut, Maryland, Massachusetts, New York, and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

For the year ended December 31, 1999, total mortgage originations according to the Mortgage Bankers Association of America were estimated to be $1.3 trillion compared to $1.5 trillion for the year ended December 31, 1998.

E. Customers

PMI insures mortgage loans funded by mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders.

For the year ended December 31, 1999, PMI's primary customers were mortgage bankers, with the balance of its customers being savings institutions, commercial banks and other mortgage lenders. Mortgage brokers originate loans on behalf of mortgage lenders and are not master policyholders. As a result, mortgage brokers are not the beneficiaries of policies issued by PMI. The beneficiary under the master policy is the owner of the insured loan and, accordingly, when a loan is sold, the purchaser of the loan is entitled to the policy benefits.

Because the GSEs are the predominant purchasers and sellers of conventional mortgage loans in the United States, Fannie Mae and Freddie Mac are the beneficiary of the majority of the Company's mortgage insurance coverage.

F. United States Business Composition

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. PMI's policies for insurance coverage typically have a policy duration averaging five to seven years. Insurance coverage may be canceled by the policy owner or servicer of the loan at any time. PMI has no control over the owner's or servicer's decision to cancel insurance coverage and self-insure or place coverage with another mortgage insurance company. However, the GSE's have restrictions on changing mortgage insurance providers. There can be no assurance that policies for insurance coverage originated in a particular year or for a particular customer will not be canceled at a later time or that the Company will be able to regain such insurance coverage at a later time.

The composition of PMI's direct primary risk in force, as summarized on the following table, reflects several changes over the five-year period from 1995 to 1999. The relatively low interest rates during this period resulted in an increasing percentage of mortgages insured by PMI at a fixed rate of interest, representing 91.4% of direct primary risk in force at December 31, 1999, up from 76.8% at year-end 1995. Based on PMI's experience, fixed rate loans represent less risk than adjustable rate mortgages ("ARMs") because claim frequency on ARMs is generally higher than on fixed rate loans. PMI charges higher premium rates for ARMs, 95s and 97s to compensate for the higher risk associated with such loans, although there can be no certainty that the differential in the higher premium rate will be adequate to compensate for the higher risk.

In 1995, the GSEs increased their coverage requirements to 30% and 25%, on 95s and 90s, respectively. PMI's percentage of risk in force with the higher coverage requirements has steadily increased since 1995, and the percentage of risk in force comprised of 95s with 30% coverage has increased from 34.4% for the year ended December 31, 1998 to 37.6%, for the year ended December 31, 1999. During the period between 1998 and 1999, PMI's direct primary risk in force increased by 9.8% from $19.3 billion at December 31, 1998 to $21.2 billion at December 31, 1999.

During 1999, Fannie Mae and Freddie Mac reduced the mortgage insurance coverage requirements for borrowers recommended for approval by their automated loan underwriting systems, Desktop Underwriter/SM/ and Loan Prospector/SM/, respectively. Management believes it is too early to assess impact of the Fannie Mae and Freddie Mac reduction of required levels of mortgage insurance on the Company's financial condition and results of operations. However, during 1999, PMI's percentage of insurance in force with higher coverage levels continued to increase as mortgage lenders and investors continue to prefer MI policies with the higher coverage percentages. If the reduction in required levels of mortgage insurance were to become widely accepted by mortgage lenders and their customers, this shift could have a materially adverse impact on the Company's financial condition and results of operations. (See "D. Competition and Market Share", above and IC3.)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At December 31, 1999, 46.7% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). "). At December 31, 1999, 48.4% of PMI's risk in force consisted of 90s and below. PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At December 31, 1999, 4.9% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes coverage for adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s and 97s, the premiums earned on such products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from such products (See IC10.).

The following table reflects the percentage of PMI's direct primary risk in force (as determined on the basis of information available on the date of mortgage origination) by categories and as of the dates indicated:

                             Direct Risk in Force

                                                                             As of December 31,
                                                       --------------------------------------------------------------
                                                           1999        1998         1997         1996         1995
                                                       ---------    ---------    ----------   ----------   ----------
Direct Risk in Force (In millions)                     $  21,159    $  19,324    $   18,092   $   17,336   $   15,130
                                                       ---------    ---------    ----------   ----------   ----------
Lender Concentration:
     Top 10 Lenders (by original applicant)                 36.1 %       30.0 %        27.8 %       26.0 %       22.5 %
                                                       =========    =========     =========   ==========   ==========
LTV:
     97s                                                     4.9 %        3.3 %         1.8 %        0.0 %        0.0 %
     95s                                                    46.7         46.3          46.2         44.7         40.6
     90s and below                                          48.4         50.4          52.0         55.3         59.4
                                                       ---------    ---------     ---------   ----------   ----------
         Total                                             100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                                       =========    =========     =========   ==========   ==========
Average Coverage Percentage                                 24.4 %       23.9 %        24.3 %       22.4 %       21.2 %
                                                       =========    =========     =========   ==========   ==========
Loan Type:
     Fixed                                                  91.4 %       89.7 %        83.3 %       80.6 %       76.8 %
     ARM                                                     7.9          9.2          15.2         17.7         21.3
     ARM (scheduled/potential
            negative amortization)                           0.7          1.1           1.5          1.7          1.9
                                                       ---------    ---------    ----------   ----------   ----------
         Total                                             100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                                       =========    =========    ==========   ==========   ==========
Mortgage Term:
     15 years and under                                      4.4 %        5.3 %         6.3 %        9.4 %        8.6 %
     Over 15 years                                          95.6         94.7          93.7         90.6         91.4
                                                       ---------    ---------    ----------   ----------   ----------
         Total                                             100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                                       =========    =========    ==========   ==========   ==========
Property Type:
     Single-family detached                                 87.5 %       87.1 %        86.3 %       86.7 %       86.7 %
     Condominium                                             6.1          6.4           6.8          6.9          7.1
     Other                                                   6.4          6.5           6.9          6.4          6.2
                                                       ---------    ---------    ----------   ----------   ----------
         Total                                             100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                                       =========    =========    ==========   ==========   ==========
Occupancy Status:
     Primary residence                                      98.0 %       98.6 %        99.0 %       99.2 %       99.3 %
     Second home                                             1.2          1.0           0.8          0.6          0.5
     Non-owner occupied                                      0.8          0.4           0.2          0.2          0.2
                                                       ---------    ---------    ----------   ----------   ----------
         Total                                             100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                                       =========    =========    ==========   ==========   ==========
Loan Amount:
     $100,000 or less                                       24.0 %       26.4 %        27.3 %       28.3 %       28.8 %
     Over $100,000 and up to $250,000                       68.6         66.1          65.6         64.8         64.3
     Over $250,000                                           7.4          7.5           7.1          6.9          6.9
                                                       ---------    ---------    ----------   ----------   ----------
         Total                                             100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                                       =========    =========    ==========   ==========   ==========

G. Sales, Product Development and Underwriting Personnel

PMI employs a sales force and underwriting staff located throughout the country to sell its products, underwrite loans and provide services to lenders located throughout the United States. At December 31, 1999, PMI had 30 sales and underwriting service field and satellite offices located in 26 states. PMI's sales force receives compensation comprised of a base salary with incentive compensation tied to performance objectives. PMI's Product Development and Pricing

Department has primary responsibility for advertising, sales materials, pricing and the creation of new products and services. PMI's product development and underwriting personnel at the director level and above, are eligible to participate in a bonus plan; all other personnel are compensated solely by salary.

PMI's underwriting force have access to electronic data interchange, automated mortgage scoring systems and automated underwriting systems which give them the ability to more efficiently process and underwrite both conforming and non-conforming loans to investors standards. (See "H. Underwriting Practices - Technology and Underwriting Practices" below.) PMI's Certificate Priority Center ("CPC"), in Dallas Texas is the central processing facility for underwriting data input and the issuance of PMI's insurance certificates. CPC was designated to centralize the processing of data input and to enhance operational productivity and efficiency, customer service and expense management. New policies processed at the CPC represented 54.1% of PMI's NIW in 1999 compared with 38.3% in 1998. During 1999, applications processed at the CPC represented 64% of all applications compared with 47.0% in 1998.

The Company, through MSC, provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Such contract underwriting services are provided for mortgage loans for which PMI provides mortgage insurance and for loans on which PMI does not. MSC also performs all of the contract underwriting activities of CMG. As a part of its contract underwriting services, PMI provides remedies which may include the assumption of some of the costs of repurchasing insured and uninsured loans from the GSEs and other investors. Generally, the scope of these remedies are in addition to those contained in PMI's master primary insurance policies. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. New policies processed by contract underwriters represented 28.8% of PMI's NIW in 1999 compared with 35.0% in 1998.

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

     . Loan Characteristics. PMI analyzes four general characteristics of the loan product to quantify risk: (i) LTV; (ii) type of loan instrument;
        (iii) type of property; and (iv) purpose of the loan. Certain categories of loans are generally not insured by PMI because such loans are deemed to have an unacceptable level of risk, such as loans with scheduled negative amortization, and loans originated using reduced documentation.

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

PMI expects its internal and contract underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI's underwriting guidelines. Accordingly, PMI's underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and have discretionary authority to insure loans which are substantially in conformance with PMI's published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval. PMI also offers pre- and post-loan credit counseling to borrowers using the 97% product as an aid in managing the greater risks associated with 97s compared to 95s. (See IC12.)

Underwriting Process

To obtain mortgage insurance on a specific mortgage loan, a master policyholder typically submits an application to one of PMI's regional underwriting offices, supported by various documents. Besides the standard full documentation submission program, PMI also accepts applications for insurance under a reduced documentation submission program (the "Quick Application Program"), which is limited to those lenders with a track record of high quality business. PMI's Quick Application Program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders' files on loans submitted under this program. (See "G. Sales, Product Development and Underwriting Personnel", above.)

The documents submitted to PMI by the mortgage lender generally include a copy of the borrower's loan application, an appraisal report or other statistical evaluation on the property by either the lender's staff appraiser or an independent appraiser, a written credit report on the borrower and, under the standard full documentation submission program, a verification of the borrower's employment, income and funds needed for the loan closing (principally, down payment) and the home purchase contract. Once the loan package is received by PMI's home or field underwriting offices, key borrower, property and loan product information is extracted from the file by an underwriting staff member and analyzed by automated underwriting systems -- pmiAURA(SM) and pmiTERRA(SM). During 1999, 56.6% of applications received were approved by the automated underwriting systems. In 1998, 62.2% of applications received were approved by
the automated underwriting systems.   Such applications generally have favorable
risk characteristics, such as strong borrower credit ratings, low borrower debt-to-income ratios and stable borrower income histories. Any loans not automatically approved are referred to an underwriter for review of the entire insurance application package. The underwriter reviews the detailed systems analysis and borrower, loan and property profiles to determine if the risk is acceptable. The underwriter either approves, delays the final decision pending receipt of more information or declines the application for insurance. PMI generally responds within one business day after an application and supporting documentation is received.

PMI's rejection rate remained consistent with 1998 at approximately 4.5% for the year ended December 31, 1999. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted business and reduce the rejection rate.

Delegated Underwriting

PMI's Partner Delivered Quality Program (the "PDQ Program"), introduced in
1991, is a delegated underwriting program whereby approved lenders are allowed to determine whether loans meet program guidelines and requirements approved by PMI and are thus eligible for mortgage insurance. At present, over 1,000 lenders actively approve applications under the PDQ Program. PMI's delegated business accounted for 56.2% and 52.7% of PMI's NIW in 1999 and 1998, respectively, and represented 44.1% of PMI's total risk in force at December 31, 1999. Delegated underwriting enables PMI to meet mortgage lenders' demands for immediate insurance coverage of certain loans. Such types of programs have now become standard industry practice.

Under the PDQ Program, customers utilize their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. Once the lender notifies PMI of an insured loan, key loan risk characteristics are evaluated by the pmiAURA(SM) model to monitor the quality of delegated business on an ongoing basis. Additionally, PMI audits a representative sample of loans insured by each lender participating in the PDQ Program on a regular basis to determine compliance with program requirements. If a lender participating in the program tentatively commits PMI to insure a loan which fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions to coverage (for example, maximum loan-to-value criteria). Loans that are not eligible for the PDQ Program may be submitted to PMI for insurance coverage through the normal process. PMI's PDQ Program is also accessed through a customer interface with Freddie Mac's Loan Prospector(SM) system. PMI has currently limited its interface participation with Loan Prospector(SM) customers and/or lenders who are approved to use the PDQ program.

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

Technology and Underwriting Practices

In September 1999, PMI began offering its products and services via the Internet. PMI customers can order mortgage insurance directly from their Web sites using an embedded link that "frames" e-PMI, which is PMI's all-purpose, electronic delivery channel for mortgage insurance origination within the site and provides access to PMI's online services under the customer's own branded image. Framing, which provides connectivity to the e-PMI channel, is available by request and tailored to a lender's specifications. Currently it offers users immediate, real-time access to mortgage insurance origination services and mortgage insurance rates. PMI offers e-PMI as a value-added service to better meet the online mortgage origination needs of its customers. PMI will be seeking to offer expanded services in the future through the phased introduction of new capabilities to include access to Desktop Underwriter and Loan Prospector(SM) decisioning, contract underwriting services, pmiAURA(SM)scoring, and access to WEB-CONNECT(SM), PMI's online servicing update product.

PMI accepts applications for insurance electronically through an electronic data interchange ("EDI") link with a lender. EDI links, through pmiPAPERLESS(SM), serve to reduce paperwork for both PMI and its customers, streamline the process by which mortgage insurance is applied for, reduce the number of errors associated with re-entering information, and increase the speed with which PMI is able to respond to applications, all of which can enhance PMI's relationship with lenders while reducing underwriting costs.

pmiAURA(SM) employs claim and risk statistical models to predict the relative likelihood of default by a mortgage borrower. pmiAURA(SM) assigns all applications received by PMI a risk score predicting the likelihood of default, and automatically refers certain applications to underwriters based on higher risk characteristics, territorial underwriting guidelines or other administrative requirements. The individual underwriter will then make the final decision on those files referred by pmiAURA(SM). The pmiAURA(SM) database contains performance data on over 2.8 million loans, and includes economic and demographic information to enhance its predictive power. The pmiAURA(SM) system generates three types of scores: a loan risk score that assesses the risk solely due to the borrower, loan and property characteristics independent of market risk; a market score which is a measure of the default risk due solely to the metropolitan area economic conditions; and the pmiAURA(SM) Score, which combines the information in the loan risk and market scores. Also, the newest fifth generation includes a revised credit score indicator that provides an enhanced predictor of the relative likelihood of default by a mortgage borrower.

The pmiTERRA(SM) system complements pmiAURA(SM) by providing a fully automated appraisal analysis, and currently contains over 900,000 residential property profiles. This analysis determines if the appraiser adequately supported the final estimate of value. A key ingredient in the pmiTERRA(SM) appraisal model is a consideration of the health of the real estate market in which the property is located.

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

PMI, through its internal underwriting systems, provides its customers access to Freddie Mac's and Fannie Mae's automated underwriting services, Loan Prospector(SM) and Desktop Underwriter(SM), respectively, which are used as tools by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. Currently, e-PMI customers are not offered access to the GSEs automated underwriting programs.

As an added benefit, pmiAURA's(SM) extensive database provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key factors. These reports allow PMI's underwriting management to monitor risk quality on a daily basis and to formulate long-term responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI's underwriting guidelines. PMI currently licenses pmiAURA(SM) to approximately 25 customers or lenders, including 6 of the top 10 mortgage lenders, who use pmiAURA(SM) as a tool to help understand more completely the risk profiles of the loans they originate and the applications PMI is most likely to approve. PMI, through The Customer Technology Division of MSC, makes available to all pmiAURA(SM) licensees customer service, technical support and software upgrades. Currently, pmiAURA(SM), is approved by all four Wall Street rating agencies as an effective tool for establishing levels of credit support needed on securities backed by non-conforming, conventional loans. During 1999, PMI developed a modified version of pmiAURA(SM) for users of Desktop Underwriter(TM) to evaluate FHA loans.

I.  Affordable Housing

In recent years expanding home ownership opportunities for low and moderate-income borrowers and communities has taken on an increased priority. PMI and its lender customers have placed increased importance on this business. PMI's approach to low-mod, or affordable lending, is to develop products and services which assist responsible borrowers who may not have qualified using traditional underwriting practices. These "non-traditional" underwriting standards assist home buyers in verifying their ability to meet obligations in a timely and conscientious manner, rather than accommodating borrowers who have historically not managed their affairs in a responsible manner. The beneficiaries of these programs have included recent immigrants who have not yet established traditional credit histories; borrowers not accustomed to using traditional savings institutions, and home buyers who although consistently employed, lack the normally desired job stability due the nature of their employment.

To further promote affordable housing, PMI has entered into risk-sharing arrangements with certain institutional lenders. PMI refers to such arrangements as Layered Co-insurance. Layered Co-insurance is utilized primarily by financial institutions to meet Community Reinvestment Act (CRA) lending goals. Under such arrangements, the mortgage insurance is structured so that financial responsibility is shared between the lender and PMI. Typically, PMI is responsible for the first, and usually expected, loss layer, as well as a third catastrophic layer, with the lender assuming a predetermined second loss layer.

PMI has also established partnerships with numerous national organizations to mitigate affordable housing risks and expand the understanding of the responsibilities of home ownership. These community partners include the San Francisco based Consumer Credit Counseling Services, Neighborhood Reinvestment Corp. and the affiliated Neighborhood Housing Services of America, and the National American Indian Housing Conference. In addition, PMI has developed partnerships with local organizations in an effort to expand home ownership opportunities and promote community revitalization. These organizations include the Oakland, California based Hispanic Unity Council, the San Francisco China Town Community Development Corporation, the Orange County Affordable Home Ownership Alliance, as well as several Native American nations, including the Chickasaw, Choctaw, Cherokee and Navajo. In 1999 PMI's work with the Native American nations was recognized by Social Compact, a nonprofit organization that promotes grassroots strategies that attract private investment to lower-income communities.

Programs offered under PMI's affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs. Loans to low and moderate income borrowers and communities accounted for approximately 30% of NIW. Additionally, the percentage of this production that relied on "special" affordable underwriting guidelines as designated as such by lenders was 8.8% of new risk written in 1999, as compared to 6.5% in 1998. Management believes that affordable housing loans have higher risks than its other insured business. As a result, PMI has instituted various programs, including borrower counseling and risk-sharing approaches, seeking to mitigate the higher risk characteristics of such loans.

J. Defaults and Claims

Defaults

PMI's default rate has decreased to 2.12% at December 31, 1999 from the December 31, 1998 rate of 2.31%. This decrease was primarily due to an improvement in the national economy, and particularly California, and to an increase in policies in force. (See IC12 and Part II Item 7 "Management's Discussion and Analysis of Financial Condition And Results of Operations".)

PMI's claim process begins with the receipt of notification of a default from the insured on an insured loan. Default is defined in the master policy as the failure by the borrower to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify PMI of defaults no later than 130 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting in 1999 by PMI insureds was within approximately 60 days of the initial default. PMI has historically included all defaults reported by the lenders in its default inventory, regardless of the time period since the initial default. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and the level of interest rates. Defaults that are not cured result in a claim to PMI. (See "Claims and Policy Servicing" below.) Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage.

The following table shows the number of loans insured by PMI, the number of loans in default and the default rate.


                          U.S. Historical Domestic Default Rates
                               Total Insured Loans in Force


                                                                         Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                      1999           1998         1997        1996            1995
                                                  ------------   -----------  -----------   ------------   ------------
Number of Insured Loans in Force                       749,591      714,210      698,831      700,084         657,800
Number of Loans in Default                              15,893       16,528       16,638       15,326          13,022
Default Rate                                              2.12 %       2.31 %       2.38 %       2.19 %          1.98 %


Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below illustrate the impact of economic cycles on the various regions of the United States and the ten largest states by PMI's risk in force as of December 31, 1999.

                          Default Rates by Region(1)

                                                             As of Period End,
                   ------------------------------------------------------------------------------------------------
                                 1999                                1998
                   ---------------------------------   ---------------------------------
Region             4th Q    3rd Q    2nd Q    1st Q    4th Q    3rd Q    2nd Q    1st Q     1997     1996     1995
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Pacific(2)          2.31 %   2.31 %   2.28 %   2.64 %   2.69 %   2.67 %   2.72 %   3.03 %   3.14 %   3.22 %   3.34 %
New England(3)      1.88     1.51     1.55     1.69     1.79     1.68     1.64     1.81     1.81     1.80     1.93
Northeast(4)        2.64     2.62     2.54     2.87     2.91     2.77     2.68     2.88     2.79     2.52     2.22
South
Central(5)          1.81     1.74     1.64     1.78     1.92     1.78     1.73     1.87     1.98     1.67     1.51
Mid-Atlantic(6)     2.11     2.17     2.04     2.21     2.37     2.23     2.22     2.40     2.35     2.03     1.65
Great Lakes(7)      1.95     1.91     1.85     1.91     1.98     1.94     1.88     1.88     1.86     1.82     1.21
Southeast(8)        2.31     2.18     2.02     2.25     2.39     2.16     2.10     2.35     2.31     1.93     1.53
North
Central(9)          1.67     1.70     1.67     1.88     1.96     1.91     1.78     1.95     1.95     1.61     1.31
Plains(10)          1.65     1.78     1.59     1.76     1.73     1.63     1.45     1.53     1.56     1.21     0.89
Total Portfolio     2.12     2.07     1.99     2.22     2.31     2.20     2.16     2.36     2.38     2.19     1.98

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

        PMI's Default Rates for Top 10 States by Total Risk in Force(1)

                   Percent of PMI's
                    Primary Risk in
                      Force as of                            Default Rate
                     December 31,                          as of December 31,
                  -------------------  ---------------------------------------------------
                         1999           1999       1998       1997      1996       1995
                    ----------------   --------   --------   --------  --------   --------
California                    15.61 %     2.59 %     3.15 %     3.73 %    3.81 %     4.08 %
Florida                        7.50       3.00       3.08       2.93      2.40       1.92
Texas                          7.27       2.06       2.18       2.25      2.04       1.85
New York                       4.86       2.85       2.98       2.94      2.59       2.30
Illinois                       4.73       2.01       2.35       2.56      2.14       1.84
Washington                     4.72       1.62       1.58       1.66      1.58       1.21
Pennsylvania                   4.03       2.38       2.64       2.38      2.13       1.91
Georgia                        3.91       1.95       2.01       1.87      2.59       2.26
Virginia                       3.71       1.42       1.55       1.67      1.54       1.18
Massachusetts                  3.54       1.49       1.67       1.67      1.73       1.91
Total Portfolio              100.00 %     2.12 %     2.31 %     2.38 %    2.19 %     1.98 %

(1) Top ten states as determined by total risk in force as of December 31, 1999. Default rates are shown by states based on location of the underlying property.


Default rates on PMI's California policies decreased to 2.59% (representing 2,382 loans in default) at December 31, 1999, from 3.15% (representing 3,067 loans in default) at December 31, 1998. Claim sizes on California policies tend to be larger than the national average claim size due to higher loan balances relative to other states. (See "Claims and Servicing", below.) Policies written in California accounted for approximately 29% and 48% of the total dollar amount of claims paid for the year ended December 31, 1999 and 1998, respectively.

The following table sets forth the dispersion of PMI's primary insurance in force and risk in force as of December 31, 1999, by year of policy origination since PMI began operations in 1972.

                   Insurance and Risk in Force by Policy Year

                                  Primary           Percent                  Primary          Percent
Policy Year                  Insurance in Force     of Total              Risk in Force       of Total
-----------                  -------------------   ----------          -------------------   ----------
                              ($ in thousands)                           ($ in thousands)
1972-1992                    $         6,176,358            7%        $          1,249,042            6%
1993                                   7,451,202            9%                   1,501,696            7%
1994                                   4,606,852            5%                     988,217            5%
1995                                   4,632,861            5%                   1,222,687            6%
1996                                   6,539,999            8%                   1,742,731            8%
1997                                   8,173,685            9%                   2,160,348           10%
1998                                  23,171,725           27%                   5,822,036           28%
1999                                  25,923,340           30%                   6,459,515           31%
                             -------------------    ---------         --------------------    ---------
Total Portfolio              $        86,676,022          100%        $         21,146,272          100%
                             ===================    =========         ====================    =========


Claims and Servicing

The majority of claims under PMI policies have historically occurred during the third through the sixth years after issuance of the policies. Insurance written by PMI from the period January 1, 1993 through December 31, 1996 represents 27% of PMI's insurance in force at December 31, 1999. This portion of PMI's book of business is in its expected peak claim period. Despite increasing coverage percentages and increasing mortgage principal amounts, direct primary claims paid by PMI in 1999 decreased to $79.6 million compared with $118.4 million in 1998.

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

The following table sets forth the dispersion of PMI's primary insurance in force as of December 31, 1999, by year of policy origination and average coupon rate.

                       Insurance in Force by Policy Year
                            and Average Coupon Rate

                            As of December 31, 1999
                   -------------------------------------------------

            Policy     Average                          Percent
              Year    Rate (1)               IIF        of Total
                     ----------       ---------------  ---------
       1972 - 1992        8.81             6,176,358         7.1
              1993        7.39             7,451,202         8.6
              1994        7.82             4,606,852         5.3
              1995        8.03             4,632,861         5.3
              1996        7.87             6,539,999         7.5
              1997        7.81             8,173,685         9.4
              1998        7.14            23,171,725        26.7
              1999        7.42 %   $      25,976,313        30.0
                                      --------------   ---------
             Total                 $      86,728,995       100.0 %
                                      ==============   =========


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

Within 60 days after a claim has been filed, PMI has the option of: (i) paying the coverage percentage specified in the certificate of insurance (usually 17% to 30% multiplied by the claim amount); (ii) in the event the property is sold pursuant to an arrangement made prior to or during the 60-day period after the claim is filed (a "prearranged sale"), paying the lesser of (A) 100% of the claim amount less the proceeds of sale of the property or (B) the coverage percentage multiplied by the claim amount, or (iii) paying 100% of the claim amount in exchange for the insured's conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired through the last option are included on PMI's balance sheet in other assets as residential properties from claim settlements (also known as "REO"). PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment. Generally, however, PMI settles by paying the coverage percentage multiplied by the claim amount. In 1999 and 1998, PMI settled 29.3% and 22.1%, respectively, of the primary claims processed for payment on the basis of a prearranged sale. In 1999 and 1998, PMI exercised the option to acquire the property on less than 8.0 and 3.6%, respectively, of the primary claims processed for payment. At December 31, 1999 and 1998, PMI owned $13.0 million and $8.6 million, respectively, of REO valued at the lower of cost or estimated realizable value.

The ratio of the claim paid to the original risk in force relating to such loan is referred to as claim severity and is a factor that influences PMI's losses. The main determinants of claim severity are the accrued interest on the mortgage loan and the foreclosure expenses. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales and other early workout efforts help to reduce overall severity. The average claim severity level has decreased from 99.9% in 1994 to 76.3% in 1999.

Technology for Claims and Policy Servicing

Technology is an integral part of the claims and policy servicing process and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies and improving customer service. PMI uses an automated claim-for-loss worksheet programs, which compiles pertinent data while automatically calculating the claim amount and predicting the best settlement alternative. To enhance efficiencies and ease of use for its customers, PMI developed Document Free ClaimEase/SM/, which is designed to require only an addendum to the uniform claim-for-loss worksheet, reducing paperwork and resulting in more rapid claims settlements. In addition, several technology tools have also been developed by PMI: pmiPHONE-CONNECT/SM/, which is a voice response application, enabling the insured to access PMI's database by using their telephones to inquire on the status of their coverage and get information on billings, refunds, coverage and renewals; pmiPC-CONNECT/SM/, which gives the insured the ability to dial into PMI's database using a modem-equipped personal computer to inquire about and update certain loan information, including the filing of claims; pmiWEB-CONNECT/SM/ is an enhanced version of pmi-CONNECT and provides access by the insured to PMI's database via the Internet; PMI is also capable of receiving claims, handling premium billing, and loan sale transfers via EDI. To contain costs and expand internal efficiencies, PMI uses optical imaging in its claims functions, allowing PMI to eliminate the transfer and storage of documents relating to claims. PMI, through its automatic default reporting process ("ADR"), allows paperless reporting of default information by the insured.

Loss Payment Ratios

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

   Years                            Percentage of Cumulative Losses Paid
   Since                              to Cumulative Premiums Written
  Policy
   Issue                                    Policy Issue Year
                 ---------------------------------------------------------------------------
                    1980    1981    1982    1983     1984   1985   1986  1987   1988   1989
                 ---------------------------------------------------------------------------
                                                    (in percents)
       1             0.4     0.4     0.9     0.3      0.2      -    0.1     -      -      -
       2            11.8    23.3    38.1    14.8      9.8    4.5    1.5   0.4    0.1    0.3
       3            39.2    90.4   112.1    47.3     44.0   18.7    5.2   2.0    2.0    3.6
       4            74.2   139.3   166.3    83.0     83.1   35.2    8.7   5.1    6.1   10.8
       5            95.5   168.3   180.9   129.3    114.3   47.4   12.2   9.7   11.6   21.9
       6           100.8   168.0   229.6   165.9    127.1   56.4   15.6  13.1   18.5   32.4
       7            90.8   184.8   251.0   177.5    135.9   60.7   18.5  17.5   23.1   40.3
       8            98.5   197.3   265.4   184.6    139.3   63.0   21.3  20.7   26.2   45.7
       9           107.8   203.6   265.7   187.7    141.9   65.0   24.1  23.0   29.1   49.6
      10           111.4   205.6   264.4   189.8    142.6   65.3   25.8  25.1   31.5   51.7
      11           113.0   207.1   263.8   191.0    142.9   65.9   27.4  26.5   33.6   52.8
      12           114.1   208.8   264.4   191.3    142.6   65.8   28.4  27.8   34.6
      13           114.6   208.9   263.3   191.1    142.1   65.8   28.8  28.4
      14           115.0   209.8   262.2   190.6    141.7   65.9   29.0
      15           115.1   209.5   261.5   190.1    141.5   66.0
      16           115.3   209.2   260.8   189.8    141.3
      17           115.5   208.9   260.4   189.5
      18           115.5   208.5   259.8
      19           115.5   208.1
      20           115.4

                 ---------------------------------------------------------------------------
                    1990    1991    1992    1993     1994   1995   1996  1997   1998   1999
                 ---------------------------------------------------------------------------
                                                (in percents)
       1               -       -       -       -        -    0.1      -     -      -    0.1
       2             0.7     0.8     1.1     1.0      1.0    2.8    2.9   2.3    1.2
       3             7.1     6.6     6.9     5.5      6.5   10.4    8.3   5.8
       4            17.8    16.9    16.3    13.4     13.7   15.4   11.9
       5            31.7    28.9    28.3    18.7     18.0   18.2
       6            41.8    39.8    36.1    21.1     20.1
       7            50.5    47.4    40.3    21.9
       8            56.2    51.3    41.5
       9            59.2    52.7
      10            60.9

The table also demonstrates the general improvement in PMI's cumulative loss payment ratios since policy year 1982. This reflects both improved claims experience for the more recent years and the higher premium rates charged by PMI beginning in 1984. Policy years 1986 through 1988 generally have had the best cumulative loss payment ratios of any years since 1980. Policy years 1989 through 1992 display somewhat higher loss payment ratios than 1986 through 1988 at the same age of development. This is due primarily to the increased refinancings of mortgages originated in policy years 1989 to 1992, resulting in reduced aggregate premiums, and to higher default rates on California loans, which have demonstrated relatively higher persistency. For policy years from 1993 through present, cumulative losses have been developing at a favorable rate for the Company due to improving economic conditions.

Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on the Company's experience, the majority of claims occur in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination.

Loss Reserves

A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory, PMI (similar to other mortgage insurers) establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expense (''LAE'') reserves and incurred, but not reported, reserves. These reserves are estimates and there can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. (See IC12.) Consistent with industry accounting practices, PMI does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

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

PMI's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process, especially in light of the rapidly changing economic conditions over the past few years in certain regions of the United States. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future. Pool business loss reserving is subject to the same assumptions and economic uncertainties as primary insurance and generally involves the following process. PMI divides all currently pending pool insurance delinquencies into six categories of delinquency, which connote progressively more serious stages of default (e.g., delinquent less than four months, delinquent more than four months, in foreclosure but no sale date set, etc.). A claim rate is selected for each category based on past experience and management judgement. Expected claim sizes, stated as a percentage of the outstanding loan balance on the delinquent loan, are similarly selected. The loss reserve is then generally calculated as the sum over all delinquent loans of the product of the outstanding loan balance, the claim rate and the expected claim size percentage.

PMI's Actuarial Services department performs the loss reserve analysis. On the basis of such loss reserve analysis, management believes that the loss reserves are, in the aggregate, computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations to which it is subject. Management believes that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of its policies and agreements. (See IC12.)

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

                                                                         1999             1998             1997
                                                                    -------------    --------------     ------------
                                                                                      (In thousands)
Balance, January 1                                                  $     215,259    $     202,387      $   199,774
Less reinsurance recoverable                                                6,782            6,067            5,287
                                                                    -------------    -------------      -----------
Net balance, January 1                                                    208,477          196,320          194,487
                                                                    -------------    -------------      -----------

Losses and loss adjustment expenses incurred (principally
    in respect of defaults occurring in)
        Current year                                                      159,293          146,884          158,147
        Prior years                                                       (46,611)         (11,168)          (5,890)
                                                                    -------------    -------------      -----------
            Total losses and loss adjustment expenses                     112,682          135,716          152,257
                                                                    -------------    -------------      -----------

Losses and loss adjustment expense payments (principally in respect of defaults occurring in)
        Current year                                                        1,798           12,503           27,700
        Prior years                                                        95,797          111,056          122,724
                                                                    -------------    -------------      -----------
            Total payments                                                 97,595          123,559          150,424
                                                                    -------------    -------------      -----------

Plus acquisition of Forestview Reserves                                    42,528                -                -
Plus acquisition of Pinebrook Reserves                                      1,093                -                -
Plus acquisition of PMI Ltd                                                 4,473                -                -
                                                                    -------------    -------------      -----------
Net balance, December 31                                                  271,658          208,477          196,320
Plus reinsurance recoverable                                               10,342            6,782            6,067
Balance, December 31                                                $     282,000    $     215,259      $   202,387
                                                                    =============    =============      ===========

As a result of changes in estimates of ultimate losses resulting from insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoverable) decreased by $46.6 million in 1999 due to the impact of a favorable interest rate environment on loss mitigation activities and to lower than expected claims in California. The provision for losses and loss adjustment expenses decreased by $11.2 million and $5.9 million in 1998 and 1997, respectively, due primarily to lower than expected losses in California. Such estimates were based on management's analysis of various economic trends (including the real estate market and unemployment rates) and their effect on recent claim rate and claim severity experience.

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

Effective August 20, 1999, PMI entered into an excess-of-loss reinsurance treaty relating to aggregate stop loss limit pool insurance contracts issued by PMI to the GSEs during 1997 and 1998. The participating reinsurers have claims-paying ratings of AA or AAA from Standard and Poor's. (See Part II, Item 8, Financial Statements Note 7--"Reinsurance.")

Reinsurance Subsidiaries; RGC, RIC, and PMG

Certain states limit the amount of risk a mortgage insurer may retain to 25% of the indebtedness to the insured and, as a result, the deep coverage portion of such insurance over 25% must be reinsured. To minimize reliance on third party reinsurers and to permit PMI and CMG to retain the premiums (and related risk) on deep coverage business, TPG formed several wholly-owned subsidiaries RGC, RIC, and PMG to provide reinsurance of such deep coverage to PMI and CMG. PMI and CMG use reinsurance provided by its reinsurance subsidiaries solely for purposes of compliance with statutory coverage limits. While TPG's reinsurance subsidiaries generally have the ability to write direct mortgage insurance and to provide reinsurance to unaffiliated mortgage insurers, TPG currently intends to have its reinsurance subsidiaries write reinsurance solely for PMI and CMG (See IC2 and IC8).

During 1997 PMI began issuing pool insurance to select companies. In connection with the pool policies issued, PMI may only retain 25% of the risk covered by such policies. PMI reinsures the remaining risk though its affiliates, including RGC, PMG and RIC, which was formed and licensed to transact mortgage insurance in 1999. (See "B. Products", above; "O. Regulation" and IC2, IC7, and IC8.)

L.  Claims-Paying Ability Ratings

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard & Poor's Rating Services ("S&P"), "AA+" (Very Strong) by Fitch IBCA, Inc. ("Fitch"), "AA+" (Very High) by Duff & Phelps Credit Rating Co. ("Duff & Phelps") and "Aa2" (Excellent) by Moody's Investors Service, Inc.
("Moody's"). PMI's claims-paying ability ratings from certain national rating agencies have been based in significant part on various capital support commitments from Allstate ("Allstate Support Agreements"). During March 2000, S&P affirmed the AA+ financial strength rating and claims paying ability rating of PMI. During March 1999, Moody's announced that it changed PMI's and TPG's rating outlook from stable to negative, stating such action was based on TPG's stock repurchases, PMI's writing of GSE pool and diversification into new sectors. On October 28, 1994, TPG entered into a runoff support agreement with Allstate (the "Runoff Support Agreement") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994 if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder or, in the alternative, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement, (which possibility management believes is remote), Allstate would receive subordinated debt or preferred stock of PMI or TPG in return.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain an AA- rating with any public national rating agency. (See IC3 and IC5.)

M.  Investment Portfolio

Cash flow from the Company's investment portfolio represented approximately 35% of its total cash flow from operations during 1999, and pre-tax income from the investment portfolio represented 33% of the Company's total pre-tax operating
income.   PMI's investment policy is to attain consistent, competitive after tax total returns. A strong emphasis is placed on providing a predictable, high level of income, while maintaining adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration. Fixed income investment duration is restricted to the estimated range of liability and surplus duration plus or minus 25%. In addition to satisfying state regulatory limits, minimum average fixed income credit quality of "A" rating must be maintained and no single credit risk may exceed 5% of total investments. At December 31, 1999, based on market value, approximately 96% of the Company's total investment portfolio was invested in securities rated "A" or better, with 64% rated "AAA" and 22% rated "AA," in each case by at least one nationally recognized securities rating organization.

The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position of the Company. At December 31, 1999, approximately 94% of the Company's investment portfolio was managed internally.

At December 31, 1999, the consolidated market value of the Company's investment portfolio was approximately $1.8 billion. At December 31, 1999, municipal securities represented 81.4% of the market value of the total investment portfolio. Securities due in less than one year, within one to five years, within five to ten years; after ten years, and other represented 0.9%, 10.2%, 13.8%, 72.1%, and 3.0%, respectively, of such total market value. The Company's net pre-tax investment income (excluding capital gains) was $95.1 million for the year ended December 31, 1999, which represented a pre-tax yield of 5.9% for the year, a decline from 6.06% for 1998. This decrease was the result of a decline in the average interest rate on investments in 1999 as compared to 1998. Net realized capital gains on the investment portfolio were $509 thousand and $24.6 million for 1999 and 1998, respectively. (See Part II, Item 8, Financial Statements Note 3--"Investments.")

N. Other Businesses

In March 1999, TPG announced a plan to diversify its revenue sources through strategic investments and the development of international mortgage insurance operations. During the first quarter of 1999, PMI commenced operations in Hong Kong. In August 1999, PMI completed the acquisition of MGICA Ltd., an Australian mortgage guaranty insurer, and subsequently renamed the company PMI Mortgage Insurance Ltd. ("PMI Ltd."). TPG also increased its financial investment in RAM Re by approximately $15 million. In addition, the company provides title insurance.

Total revenues recognized for the year ended December 31, 1999 from TPG's businesses other than U. S. mortgage guaranty insurance constituted approximately 21.5% of the Company's consolidated revenues, compared with approximately 17.4% and 13.8%, in 1998 and 1997, respectively.

PMI Ltd.

On August 6, 1999 the Company acquired PMI Ltd. for approximately $78.0 million. PMI Ltd. is the second largest mortgage guaranty insurer in Australia and New Zealand as measured by annual insurance written. Substantially all of PMI Ltd.'s new insurance written and insurance in force consists of single premium payment policies. PMI Ltd. is regulated in Australia by the Australian Prudential Regulatory Authority.

For the year ended December 31, 1999, PMI Ltd.'s NIW totaled $4.5 billion and insurance in force was $19.2 billion. PMI Ltd's reserves were $3.7 million. Australian mortgage guaranty insurance generally provides 100% insurance coverage. PMI Ltd. contributed $6.7 million of net income for the period August 6, 1999 through December 31, 1999.

Hong Kong

During 1999, PMI opened an office in Hong Kong and began to reinsure residential mortgages in Hong Kong. PMI entered into an agreement with the Hong Kong mortgage corporation ("HKMC"), a public sector entity created to add liquidity to the Hong Kong residential mortgage market. HKMC is the direct insurer of residential mortgages with LTVs of up to 85%, with PMI providing reinsurance coverage on amounts over 70% LTV. For the year ended 1999, PMI reinsured $189 million of loans.

RAM Re

TPG is a principal investor in RAM Reinsurance Company Ltd. ("RAM Re"), the first AAA rated financial guaranty reinsurance company based in Bermuda. This strategic investment was consummated, in part, because of the perceived industry need for additional sources of highly rated financial guaranty capacity and because of the desire to diversify into similar business industries. Ram Re commenced business in the first quarter of 1998. Three executives of the Company serve as directors of Ram Re.

American Pioneer Title Insurance Co.

The Company acquired APTIC, a Florida-based title insurance company, in 1992 as part of its strategy to provide additional mortgage-related services to its customers. APTIC is licensed in 41 states and the District of Columbia. Although APTIC is currently writing business in 33 states, it primarily provides real estate title insurance on residential property in Florida. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy's coverage.

Based on direct premiums written during 1999, APTIC is ranked 5th among the 28 active title insurers conducting business in the State of Florida. For the year ended December 31, 1999, 72.9% of APTIC's premiums earned came from its Florida operations.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates, under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer, APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 95.2% and 93.8% of APTIC's premiums earned for the years ended December 31, 1999 and 1998, respectively.

PMI Mortgage Services Co.

MSC provides a variety of technical products and mortgage underwriting services through a staff of underwriters in 30 field offices. The Customer Technology Division of MSC provides technical products and services to PMI's customers. This department licenses the use of pmiAURA (SM) and pmiTERRA (SM) to customers for a fee, assists PMI's customers in establishing EDI links with PMI, and provides other value added services.

The Risk Management Division of MSC provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to MSC. Such contract underwriting services are provided for mortgage loans for which PMI provides mortgage insurance and for loans on which PMI does not. MSC also performs all of the mortgage insurance underwriting activities of CMG. Contract underwriting services have become increasingly important to mortgage lenders as they seek to reduce costs. Competition increased in 1998 among mortgage insurance companies for contract underwriting customers. Contract underwriting on-site is generally more expensive for the Company than underwriting a loan in-house, and is a popular method among mortgage lenders for processing loan applications. Contract underwriting processed loans represented 28.8% of PMI's NIW for the year ended December 31, 1999 compared to 35.0% for the year ended December 31, 1998 (See H. Underwriting Practices, above).

O. Regulation

State Regulation, Federal Legislation, and Fannie Mae and Freddie Mac

State Regulation.

General. The Company's insurance subsidiaries are subject to comprehensive, detailed regulation for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments (See "Investment Portfolio", above.) and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing residential mortgage insurance business only. This restriction prohibits PMI, RGC, PMG, RIC and CMG from directly writing other types of insurance. However, the non-insurance subsidiaries of TPG are not generally subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

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

TPG is an insurance holding company under the laws of the State of Arizona based on its affiliation with PMI, PMG, RGC, RIC, RAM Re and PMI Ltd. The Arizona insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between PMI and PMG, RGC and RIC and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of TPG, PMI or PMG, RGC and RIC unless such person files a statement and other documents with the Arizona Director of Insurance and obtains the Director's prior approval after a public hearing is held on the matter. In addition, material transactions between PMI and PMG, RGC and RIC and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with PMI or PMG, RGC and RIC. "Control" is presumed to exist if 10% or more of PMI's or PMG's, RGC's and RIC's voting securities is owned or controlled, directly or indirectly, by a person, although the Arizona Director of Insurance may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, since APTIC is domiciled in the State of Florida, TPG is also regulated as an insurance holding company under Florida law. The applicable requirements of Florida law are similar to the provisions of the Arizona insurance laws regulating insurance holding companies, with the exception that in Florida, regulatory approval must be obtained prior to the acquisition, directly or indirectly, of 5% or more of the voting securities of APTIC or TPG. Because CMG is domiciled in Wisconsin, TPG is also regulated as an insurance holding company under Wisconsin law. The applicable requirements of Wisconsin law are similar to those of Arizona law regulating insurance holding companies, except that the hearing to approve a change in control is optional in Wisconsin. For purposes of Arizona, Florida and Wisconsin law, "control" means the power to direct or cause the direction of the management of an insurer, whether through the ownership of voting securities, by contract other than a commercial contract for goods or non-management services, or otherwise, unless the power is the result of an official position with or corporate office held by the person.

Reserves. PMI is required under the insurance laws of Arizona and certain other states to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. The insurance laws of the various states, including Florida, impose additional reserve requirements applicable to title insurers such as APTIC. For instance, title insurers must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute and are subject to limitations with respect to the level of risk they can assume on any one contract. At December 31, 1999, PMI had statutory policyholders' surplus of $134.1 million and statutory contingency reserve of $1.24 billion. (See Part II, Item 8, Financial Statements Note 14--"Statutory Accounting.")

Dividends. PMI's ability to pay dividends is limited, among other things, by the insurance laws of Arizona. Such laws provide that: (i) PMI may pay dividends out of available surplus and (ii) without prior approval of the Arizona Insurance Directory, such dividends during any 12-month period may not exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. In accordance with Arizona law, PMI is permitted to pay ordinary dividends to TPG of $13.4 million in 2000 without prior approval of the Arizona Insurance Director. (See Part II, Item 8, Financial Statements Note 13-- "Dividends and Shareholders Equity.")

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

Reinsurance. Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. Arizona prohibits reinsurance unless the reinsurance arrangements meets certain requirements, even if no statutory financial statement credit is to be taken. In addition, Arizona, Wisconsin and several other states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the entire indebtedness to the insured. Coverage in excess of 25% must be reinsured (See "K. Reinsurance", above).

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

The Home Owners Protection Act of 1998 (the "Act"), effective July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner- occupied residential mortgage loans regardless of lien priority, with borrower-paid mortgage insurance, closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value, or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a good payment history. Good payment history generally requires that there have been no payments during the 12-month period preceding the loan's cancellation date 30 days or more past due, or 60 days or more past due during the 12-month period beginning 24 months before the loan's cancellation date. Loans which are deemed "high risk" by the GSEs, require automatic termination of mortgage insurance coverage once the LTV is first scheduled to reach 77% of the original value of the property without regard to the actual outstanding balance. The Act preempts all but more protective, preexisting state laws. Protected state laws are preempted if inconsistent with the Act. Protected state laws are consistent with the Act if they require: (i) termination of mortgage insurance at an earlier date or higher mortgage principal balance than required by the Act, or (ii) disclosure of more, earlier, or more frequent information. States which enacted mortgage insurance cancellation laws on or before January 2, 1998, have until July 29, 2000 to make their statutes consistent with the Act. States that currently have mortgage insurance cancellation or notification laws include: California, Connecticut, Illinois, Maryland, Minnesota, Missouri, New York, Texas and Washington.

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

Mortgage lenders are subject to various laws, including HMDA, RESPA, the Community Reinvestment Act, and the Fair Housing Act. Fannie Mae and Freddie Mac are also subject to RESPA and various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") became effective on March 11, 2000 and allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks. The Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products directly, including mortgage insurance. However, any such mortgage insurance subsidiary would be subject to and governed by state insurance regulations, including capital and reserve requirements, diversification of risk and restrictions on the payments of dividends. Because of the many aspects of the Act which require clarification and promulgation of specific regulations, the Company is not yet able to ascertain the full impact of the Act on the Company (See IC15).

Fannie Mae and Freddie Mac. TPG and PMI are also significantly, impacted by laws and regulations affecting originators and purchasers of mortgage loans, particularly Fannie Mae and Freddie Mac, eligibility requirements imposed by the GSEs on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies and regulations affecting governmental insurers such as the FHA. Private mortgage insurers, including PMI, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. (See "C industry Overview - Fannie Mae and Freddie Mac", above and IC3.)

Fannie Mae and Freddie Mac announced an increase in the maximum single-family principal balance loan limit eligible for their purchase from $240,000 to $252,700 effective in 2000. Fannie Mae and Freddie Mac both recently announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter(TM) and Loan Prospector (SM), respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5% down payment (a 95% LTV), from 30% to 25% of the mortgage loan covered by MI; (iii) reduction in required MI coverage, for loans with a 10% down payment (a 90 % LTV loan), from 25% to 17% of the mortgage loan covered by MI. In addition, the GSE's announced programs to further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12 % of the mortgage loan have mortgage insurance. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

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

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992 directed the Office of Federal Housing Enterprise Oversight ("OFHEO") to develop risk-based capital regulations for the GSEs. Based on the initial regulations published in April 1999, the GSEs will be subjected to a risk-based capital stress test that will determine the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of severe economic conditions. The proposed regulations could increase that amount of capital the GSEs are presently required to maintain for certain loans with loan-to-value ratios ("LTV") of 95 percent or higher. Because of the numerous aspects of the OFHEO proposal which require clarification and which are likely to be revised before being declared effective, it is considered extremely unlikely that OFHEO will be able to finalize a rule before 2001.

National Association of Insurance Commissioners (NAIC). The NAIC has developed a rating system, the Insurance Regulatory Information System (IRIS), primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of 11 key financial ratios, which are intended to indicate unusual fluctuations in an insurer's statutory financial position and/or operating results.

P. Employees

At December 31, 1999, TPG, including its subsidiaries had 1,029 full and part-time employees; 734 persons perform services primarily for PMI, 17 perform services primarily for CMG and an additional 278 persons are employed by APTIC. TPG's employees are not unionized and TPG considers its employee relations to be good. In addition, MSC had 345 temporary workers and contract underwriters at December 31, 1999.

Q.   CAUTIONARY STATEMENTS AND INVESTMENT CONSIDERATIONS

GENERAL ECONOMIC CONDITIONS (IC1)

Changes in economic conditions, including economic recessions, declining housing values, higher unemployment rates, deteriorating borrower credit, rising interest rates, increases in refinance activity caused by declining interest rates, or combinations of these factors could reduce the demand for mortgage insurance, cause claims on policies issued by PMI to increase, and increase PMI's loss experience.

MARKET SHARE AND COMPETITION (IC2)

The Company's financial condition and results of operations could be harmed by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition of lending institutions that choose to remain uninsured, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance.

The mortgage insurance industry is highly competitive. Several of the Company's competitors in the mortgage insurance industry have greater direct or indirect capital reserves that provide them with potentially greater flexibility than the Company.

PMI also competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. In addition, the captive reinsurance subsidiaries of national banks, savings institutions, or bank holding companies could become significant competitors of the Company in the future. Other mortgage lenders are also forming reinsurance affiliates that compete with the Company. The Gramm-Leach-Bliley Act of 1999 could lead to additional significant competitors of the Company in the future.

On October 4 1999, the Federal Housing Finance Board adopted resolutions which authorizes each Federal Home Loan Bank ("FHLB") to offer programs to fund or purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program program. Under this program, each FHLB is also authorized to provide credit enhancement for eligible loans. Any expansion of the FHLBs' ability to issue mortgage insurance or use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm the Company's financial condition and results of operations.

Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product, as well as similar products, competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. If the 80/10/10 product or a similar product becomes a widely accepted alternative to mortgage insurance, the Company's financial condition and results of operations could suffer.

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. In particular, increases in the maximum loan amount that the FHA can insure can reduce the demand for private mortgage insurance. For example, management believes the decline in the MICA members' share of the mortgage insurance business from 56.3% at December 31, 1998 to approximately 52.4% at December 31, 1999 resulted in part from the increase in the maximum individual loan amount the FHA can insure. The Department of Housing and Urban Development has announced a proposed increase in the maximum individual loan amount that FHA can insure to $219,849 from $208,800. If this increase is approved, demand for private mortgage insurance could decrease. In addition, the Omnibus Spending Bill of 1999, signed into law on October 21, 1998, streamlined the FHA down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices.

FANNIE MAE AND FREDDIE MAC (IC3)

Fannie Mae and Freddie Mac are collectively referred to as government-sponsored enterprises ("GSEs"). The GSEs are permitted by charter to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans, provided the minimum insurance coverage requirement is met. During 1999, Fannie Mae and Freddie Mac separately announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs' automated underwriting services. Although management has not seen any significant movement towards the reduced coverage programs offered by the GSEs' to date, if the reduction in required levels of mortgage insurance were to become widely accepted by mortgage lenders and their customers, the reduction could harm the Company's financial condition and results of operations.

On April 13, 1999 the Office of Federal Housing Enterprise Oversight announced proposed risk-based capital regulations, which could treat more favorably credit enhancements issued by private mortgage insurance companies with a claims-paying ability rating of AAA or higher compared with those companies with an AA or lower rating. Any shifts in the GSE's preferences for private mortgage insurance to other forms of credit enhancement, including a tiering of mortgage insurers based on their credit rating, could harm the Company's financial condition and results of operations.

Freddie Mac has made several announcements that it would pursue a permanent charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In addition, Fannie Mae announced it is interested in pursuing new risk management approaches, which may include a reduction in the use of mortgage insurance.

Under Fannie Mae and Freddie Mac regulations, PMI needs to maintain at least an "AA-" or equivalent claims-paying ability rating in order to provide mortgage insurance on loans purchased by the GSEs. A loss of PMI's existing eligibility status, either due to a failure to maintain the minimum claims-paying ability rating from the various rating agencies or non-compliance with other eligibility requirements, would have a material, adverse effect on the Company's financial condition and results of operations.

INSURANCE IN FORCE (IC4)

A significant percentage of PMI's premiums earned is generated from its existing insurance in force and not from new insurance written. The policy owner or servicer of the loan may cancel insurance coverage at any time. A decline in insurance in force as a result of a decrease in persistency due to policy cancellations of older books of business could harm the Company's financial condition and results of operations.

The Home Owners Protection Act of 1998, effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. Management is uncertain about the impact of this act on PMI's insurance in force, but believes any reduction in premiums attributed to the act's required cancellation of mortgage insurance will not have a significant impact on the Company's financial condition and results of operations.

During an environment of falling interest rates, an increasing number of borrowers refinance their mortgage loans and PMI generally experiences an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during low interest rate environments, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations

RATING AGENCIES (IC5)

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders, principally PMI's capital resources as computed by the rating agencies, and are not applicable to the Company's common stock or outstanding debt. On March 10, 2000, Standard & Poor's affirmed the AA+ financial strength rating and claims-paying ability rating of PMI. During June 1999, Moody's affirmed the Aa2 financial strength rating and claims-paying ability rating of PMI. During March 1999, Moody's announced that it changed PMI's and TPG's rating outlook from stable to negative, stating such action was based on TPG's stock repurchases, PMI's writing of GSE pool and diversification into new sectors.

A reduction in PMI's claims-paying ratings below AA-would seriously harm effect the Company's financial condition and results of operations (See IC3).

LIQUIDITY (IC6)

TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets. Numerous factors bear on the Company's ability to maintain and meet its capital and liquidity needs, including the level and severity of claims experienced by the Company's insurance subsidiaries, the performance of the financial markets, standards and factors used by various credit rating agencies, financial covenants in credit agreements, and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies. Any significant change in these factors could adversely affect the Company's ability to maintain capital resources to meet its business needs.

CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS (IC7)

The Company provides contract underwriting services for a fee that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. The Company also generally agrees to assume the cost of repurchasing underwritten-deficient loans that have been contract underwritten, a remedy not available under the Company's master primary insurance policies. Due to the demand of contract underwriting services, limitations on the number of available underwriting personnel, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters, or any significant increase in the cost PMI incurs to satisfy its underwriting services obligations, could harm the Company's financial condition and results of operations.

TPG and PMI, from time to time, introduce new mortgage insurance products or programs. The Company's financial condition and results of operations could suffer if PMI or the Company experiences delays in introducing competitive new products and programs or if these products or programs are less profitable than the Company's existing products and programs.

INSURANCE REGULATORY MATTERS (IC8)

On January 31, 2000, the Illinois Department of Insurance issued a letter addressed to all mortgage guaranty insurers licensed in Illinois. The letter states that it may be a violation of Illinois law for mortgage insurers to offer to Illinois mortgage lenders the opportunity to purchase certain notes issued by a mortgage insurer or an affiliate, or to participate in loan guaranty programs. The letter also states that a violation might occur if mortgage insurers offer lenders coverage on pools of mortgage loans at a discounted or below market premium in return for the lenders' referral of primary mortgage insurance business. In addition, the letter stated that, to the extent a performance guaranty actually transfers risk to the lender in return for a fee, the lender may be deemed to be doing an insurance business in Illinois without authorization. The letter announced that any mortgage guaranty insurer that is participating in the described or similar programs in the State of Illinois should cease such participation or alternatively, provide the Department with a description of any similar programs, giving the reason why the provisions of Illinois are not applicable or not violated. PMI is reviewing the Illinois Letter. If the Illinois Department of Insurance were to determine that PMI was not in compliance with Illinois law, the Company's financial condition and results of operations could be harmed

In February 1999, the New York Department of Insurance stated in Circular Letter No. 2, addressed to all private mortgage insurers licensed in New York that certain pool risk-share and structured products and programs would be considered to be illegal under New York law. PMI believes that it complies with the requirements of Circular Letter No. 2 with respect to transactions that are governed by it. In the event the New York Department of Insurance determined PMI was not in compliance with Circular Letter No. 2, the Company's financial condition and results of operations could suffer.

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

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could harm the Company's financial condition and results of operations.

CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTVs in excess of 90% and less than or equal to 95% ("95s"). At December 31, 1999, 46.7% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTVs equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTVs in excess of 95% and up to 97% ("97s"). At December 31, 1999, 4.9% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole.

Since the fourth quarter of 1997, PMI has offered a new pool insurance product, which is generally used as an additional credit enhancement for certain secondary market mortgage transactions. New pool risk written was $231 million for the year ended December 31, 1999 and $450 million for the year ended December 31, 1998. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on these products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from these products.

POTENTIAL INCREASE IN CLAIMS (IC11)

Mortgage insurance coverage and premiums generally cannot be canceled by PMI and remains renewable at the option of the insured until required to be canceled under applicable Federal or state laws for the life of the loan. As a result, the impact of increased claims from policies originated in a particular year generally cannot be offset by premium increases on policies in force or mitigated by nonrenewal of insurance coverage. There can be no assurance, however, that the premiums charged will be adequate to compensate PMI for the risks and costs associated with the coverage provided to its customers.

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

REGIONAL AND INTERNATIONAL RISKS (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 15.6%, 7.5% and 7.3% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.6%, 3.0% and 2.1% compared with 2.1% nationwide as of December 31, 1999.

As the Company seeks to expand its business internationally, it will increasingly be subject to risks associated with international operations, including the need for regulatory and third party approvals, challenges retaining key foreign-based employees and maintaining key relationships with customers and business partners in international markets, the economic strength of the mortgage origination markets in targeted foreign markets, including Australia, New Zealand, and Hong Kong, changes in foreign regulations and laws, foreign currency exchange and translation issues, potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries, and the need to integrate PMI's risk management technology systems and products with those of its foreign operations.

CAPTIVE REINSURANCE ARRANGEMENTS; RISK-SHARING TRANSACTIONS (IC14)

PMI's customers have indicated an increasing demand for captive reinsurance arrangements, which allow a reinsurance company, generally an affiliate of the lender, to assume a portion of the mortgage insurance default risk in exchange for a portion of the insurance premiums. An increasing percentage of PMI's NIW is being generated by customers with captive reinsurance companies, and management expects that this trend will continue. An increase in captive reinsurance arrangements would decrease in net premiums written which may negatively impact the yield obtained in the Company's net premiums earned for customers with captive reinsurance arrangements. The inability of the Company to provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance arrangements, would likely harm PMI's competitive position.

GRAMM-LEACH-BLILEY ACT (IC15)

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act of 1999 (the "Act") into law. Among other things, the Act allows bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks. The Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products directly, including mortgage insurance. The Company expects that, over time, the Act will allow consumers the ability to shop for their insurance, banking and investment needs at one financial services company. The Company believes that the Act may lead to increased competition in the mortgage insurance industry by facilitating the development of new savings and investment products, resulting in the Company's customers offering mortgage insurance directly rather than through captive reinsurance arrangements with the Company's insurance subsidiaries and encouraging large, well-capitalized financial service companies to enter the mortgage insurance business.

Item 2. Properties

TPG leases its home office in San Francisco, California, which consists of approximately 100,000 square feet of office space. The San Francisco lease expires on December 31, 2004. In addition, TPG leases space for 34 PMI field offices. Such field office leases cover an average of approximately 4,300 square feet and have terms of not more than five years. During 1997, PMI established its Certificate Priority Center, which is located in Dallas, Texas. The CPC consists of approximately 18,000 square feet of office space.

TPG believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

Item 3. Legal Proceedings

On December 17, 1999, G. Craig Baynham and Linnie Baynham (collectively, the "Plaintiffs") filed a putative class action suit against PMI Mortgage Insurance Co. ("PMI"). The complaint, captioned G. Craig Baynham and Linnie Baynham v. PMI Mortgage Insurance Co., (case no. CV199-241), was filed in the United States District Court For The Southern District of Georgia, State of Georgia and alleges that PMI entered into agreements or understandings with mortgage lenders that PMI would provide pool insurance or other benefits to the lenders at preferential, below market rates, in return for the lenders' designation of PMI as the mortgage insurer for mortgages originated by the lenders. Based on the alleged conduct, Plaintiffs assert a cause of action on behalf of the proposed class of mortgage insurees against PMI for violation of section 8 of the Real Estate Settlement Procedures Act ("RESPA") 12 U.S.C. (S)2607(a). Plaintiffs seek relief under RESPA's treble damage provision, along with injunctive relief and attorneys' fees and expenses. The complaint also seeks to certify a class of persons who, on or after January 1, 1996 obtained or obtain federally related mortgage loans for single-to four family homes, whose loans include primary mortgage insurance, reinsurance contracts, contract underwriting services, or financing agreements from PMI.

The Company understands that several other mortgage insurance companies have been named as defendants in lawsuits with similar allegations recently filed in the same federal court as the case pending against PMI. The Company intends to contest this action vigorously, and based on information presently available to the Company, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1999 to a vote of stockholders through the solicitation of proxies or otherwise.


                        EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding TPG's executive officers as of December 31, 1999, including age as of March 31, 2000, and business experience for at least the past five years.

W. ROGER HAUGHTON, 52, has been Chairman of the Board of TPG since May 1998 and has been Chief Executive Officer since January 1995. Mr. Haughton was President of TPG from January 1995 until September 1998. Mr. Haughton has been Chairman, Chief Executive Officer and President of PMI Mortgage Insurance Co. ("PMI") since January 1993. Mr. Haughton joined PMI in 1985 as Vice President of Underwriting, after 16 years with Allstate Insurance Company ("Allstate"). In 1987, he was promoted to Vice President/General Manager for PMI's Central Zone, responsible for all sales and field office operations in that region. In 1989, he became Group Vice President of Insurance Operations, Claims, Underwriting and Actuarial Services departments. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and serves as chairman of the board of Social Compact. Mr. Haughton has been a Director since January 1995. He is an Ex Officio member of the Governance and Nominating Committee.

L. STEPHEN SMITH, 50, President and Chief Operating Officer of TPG and PMI since September 1998. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Field Operations from September 1993 to May 1994, Senior Vice President of Marketing and Customer Technology from December 1991 to September 1993 and Vice President/General Manager of PMI's Eastern Zone from September 1985 to December 1991.

CLAUDE J. SEAMAN, 53, has been Group Executive Vice President Strategic Investments of TPG and PMI since February 1999. Prior thereto, he was Executive Vice President of Insurance Operations of PMI since May 1994, and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Insurance Operations from March 1993 to May 1994, Vice President of Claims from December 1991 to March 1993 and Vice President of Underwriting from January 1987 to December 1991.

JOHN M. LORENZEN, Jr., 55, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President from April 1989 to May 1994 and Vice President of Finance from April 1985 to April 1989.

BRADLEY M. SHUSTER, 45, has been Executive Vice President Corporate Development of TPG and PMI since February 1999. Prior thereto, he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with TPG, in September 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

VICTOR J. BACIGALUPI, 56, has been Executive Vice President, General Counsel and Secretary of TPG and PMI since August 1999. Prior thereto he was Senior Vice President, General Counsel and Secretary of TPG and PMI since November 1996. Prior to joining TPG, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

DANIEL L. ROBERTS, 49, has been Executive Vice President, Chief Information Officer of TPG and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of TPG and PMI since December 1997. Prior to joining TPG, he was vice president and chief information officer of St. Joseph Health System, a position he held since he joined the company in October 1994. Prior thereto, he was vice president, information services and chief information officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche from July 1985 to December 1990.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Common Stock

TPG is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol PMI. As of December 31, 1999 there were 44,702,080 shares issued and outstanding. As of February 29, 2000 there were 44,324,697 shares issued and outstanding held by approximately 45 stockholders of record and approximately 4,100 beneficial owners of shares held by brokers and fiduciaries.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 1999 and 1998:



                                                       1999                                   1998
                                    --------------------------------------      -------------------------------------
                                     High            Low         Close              High        Low         Close
                                    ----------   -------------  ----------      ----------  -----------  ------------
First quarter                        35  7/8         26 43/64    30 59/64       55 59/64    42  1/2      53 53/64
Second quarter                       42  3/8         28 11/64    41  7/8        57          45  5/8      48 63/64
Third quarter                        47  5/64        39 13/16    40  7/8        50 11/64    27 43/64     30  1/2
Fourth quarter                       55  1/2         40  7/8     48 13/16       39 59/64    22           32 59/64

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

Payment of Dividends and Policy

Payment of future dividends is subject to a declaration by TPG's Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to TPG, which is subject to, among other factors, regulatory restrictions by the Arizona Department of Insurance and TPG's credit agreements and the Runoff Support Agreement. (See Part I. "O. Regulation" and Part II,
Item 8, Financial Statement Note 14--"Dividends and Stockholders' Equity".)

During the second quarter of 1995, TPG's Board of Directors declared its first dividend on common stock of $0.05 per share, and has declared and paid a quarterly dividend of $0.05 per share through the second quarter of 1999. In connection with the Company's 3-for-2 stock split on August 16, 1999, the quarterly dividend was adjusted and increased to $0.04 per share for the third and fourth quarters of 1999.

Item 6.   Selected Financial Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1999 Annual Report to Stockholders under the heading "Eleven year Summary of Financial Data" filed as part of Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1999 Annual Report to Stockholders under the heading "Management Discussion and Analysis" as part of Exhibit 13.1.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1999, the average duration of the Company's fixed income investment portfolio was 5.3 years, and the Company did not have a significant amount of derivative financial instruments in its investment portfolio. The result of a 1% increase in interest rates would be a 5.3% decrease in the value of the Company's investment portfolio, while the result of a 1% decrease in interest rates would be a 4.8% increase in the value of the Company's investment portfolio.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 1999 Annual Report to Stockholders as part of Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 17, 2000, the Company's Board of Directors approved the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000, subject to the ratification of the Company's stockholders.


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

(b)  Reports on Form 8-K:

     (i) On December 29, 1999, TPG filed a report on Form 8-K to announce that it issued a press release advising that its mortgage insurance subsidiary, PMI Mortgage Insurance Co. ("PMI") had been named as a defendant in a purported class action lawsuit filed in the United States District Court for the Southern Division of Georgia, Augusta Division, captioned G. Craig Baynham and Linnie Baynham v. PMI Mortgage Insurance Company (Case # CV199-241).; and
     (ii) On February 23, 2000, TPG filed a report on Form 8-K to announce that on February 17, 2000, its Board of Directors approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2000 to replace the firm of Deloitte & Touche LLP. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

                                                                              Page
                                                                 ----------------------------------
                                                                                     Annual Report
              Consolidated Financial Statements                   Form 10-K         To Shareholders
              ---------------------------------                   ---------         ---------------
Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997                                      N/A                30
Consolidated Balance Sheets as of December 31, 1999 and 1998           N/A                31
Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 1999, 1998 and 1997                                N/A                32
Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                      N/A                33
Notes to Consolidated Financial Statements                             N/A              34-53
Report of Independent Auditors                                         N/A                56

               Financial Statement Schedules
               -----------------------------
Report of Independent Auditors on Financial Statement                  54                N/A
Schedules as of and
 for the specified years in the three-year period ended
  December 31, 1999:
     Schedule I-Summary of investments other than in related           55                N/A
 parties
     Schedule II-Condensed financial information of Registrant       56-59               N/A
     Schedule III-Supplementary insurance information                  60                N/A
     Schedule IV-reinsurance                                           61                N/A

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 28th day of March, 2000.

                               The PMI Group, Inc.


                         BY:  /s/ W. Roger Haughton
                              ---------------------
                              W. Roger Haughton
                              Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ W. Roger Haughton      Chairman of the Board and
---------------------      Chief Executive Officer        March 28, 2000
W. Roger Haughton

/s/ John M. Lorenzen, Jr.  Executive Vice President,      March 28, 2000
-------------------------  Chief Financial Officer,
John M. Lorenzen, Jr.      and Assistant Secretary
                           (Principal Financial Officer)

/s/ William A. Seymore     Vice President, Controller     March 28, 2000
----------------------     (Controller and Principal
William A. Seymore         Accounting Officer)

/s/ James C. Castle        Director                       March 28, 2000
-------------------
Dr. James C. Castle

                           Director                       March __, 2000
-------------------
Donald C. Clark

/s/ Wayne E. Hedien        Director                       March 28, 2000
-------------------
Wayne E. Hedien

/s/ Raymond L. Ocampo Jr.  Director                       March 28, 2000
-------------------------
Raymond L. Ocampo Jr.

/s/ John D. Roach          Director                       March 28, 2000
-----------------
John D. Roach

/s/ Kenneth T. Rosen       Director                       March 28, 2000
--------------------
Dr. Kenneth T. Rosen

/s/ Richard L. Thomas      Director                       March 28, 2000
---------------------
Richard L. Thomas

/s/ Mary Lee Widener       Director                       March 28, 2000
--------------------
Mary Lee Widener


/s/ Ronald H. Zech         Director                       March 28, 2000
------------------
Ronald H. Zech

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The PMI Group, Inc.:

     We have audited the consolidated financial statements of The PMI Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 20, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The PMI Group, Inc. and subsidiaries, listed in item 14(a) 2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, represent fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
San Francisco, California
January 20, 2000

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     SCHEDULE I - SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1999

                                                                                                         Amount at which
                      Type of Investment                            Amortized            Market           Shown in the
                      ------------------                              Cost               Value           Balance Sheet
                                                                 ----------------    ---------------     ---------------
                                                                                     (In thousands)
Fixed maturities:
      Bonds:
           United States government and
              government agencies and authorities                 $       87,223     $       84,047      $       84,047
           States, municipalities and political subdivisions           1,260,409          1,261,308           1,261,308
           All other corporate                                           137,764            133,955             133,955
                                                                 ----------------    ---------------     ---------------
                Total fixed maturities                                 1,485,396     $    1,479,310           1,479,310
                                                                 ----------------    ===============     ---------------

Equity securities:
      Common stocks:
           Banks, trust and insurance companies                            3,189     $        4,483               4,483
           Industrial, miscellaneous and all other                        41,525             79,407              79,407
      Non-redeemable preferred stocks                                     17,660             17,582              17,582
                                                                 ----------------    ---------------     ---------------
                Total equity securities                                   62,374     $      101,472             101,472
                                                                 ----------------    ===============     ---------------

Short-term investments                                                   145,087                                145,093
                                                                 ----------------                        ---------------
                Total investments, other than related party       $    1,692,857                         $    1,725,875
                                                                 ================                        ===============

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY
                          December 31, 1999 and 1998


                                                                                         1999                  1998
                                                                                     -------------         -------------
                                                                                          (Dollars in thousands)
                                      ASSETS
                                      ------
Investment portfolio, available for sale, at market value:
      Fixed income securities (cost - $32,745 and $50,578)                           $      31,696         $      51,904
      Short-term investments                                                                60,973                 3,722
      Common Stock of affiliate, at underlying book value                                   36,746                20,471
                                                                                     -------------         -------------
           Total investments                                                               129,415                76,097
                                                                                     -------------         -------------
Cash                                                                                           407                   473
Investment in subsidiaries, at equity in net assets                                      1,279,336             1,217,738
Other assets                                                                                14,685                12,491
                                                                                     -------------         -------------
           Total assets                                                              $   1,423,843         $   1,306,799
                                                                                     =============         =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
      Long-term debt                                                                 $      99,542         $      99,476
      Accounts payable - affiliates                                                          1,630                 1,678
      Other liabilities                                                                      3,235                 5,997
                                                                                     -------------         -------------
           Total liabilities                                                               104,407               107,151
                                                                                     -------------         -------------
Commitments and contingent liabilities (Note A)                                                  -                     -

Junior subordinated deferrable interest debenture
   held solely by subsidiary trust                                                         102,168               102,133

Shareholders' equity:
      Preferred stock-$.01 par value; 5,000,000 shares authorized                                -                     -
      Common stock -- $.01 par value; 125,000,000 shares authorized,
          52,793,777 and 35,196,002 shares issued                                              528                   352
      Additional paid-in capital                                                           265,828               265,040
      Accumulated other comprehensive income                                                20,186                74,462
      Retained earnings                                                                  1,258,617             1,060,724
                                                                                     -------------         -------------
                                                                                         1,545,159             1,400,578
      Less treasury stock (8,091,924 and 4,917,401 shares at cost)                         327,891               303,063
                                                                                     -------------         -------------
           Total shareholders' equity                                                    1,217,268             1,097,515
                                                                                     -------------         -------------

           Total liabilities and shareholders' equity                                $   1,423,843         $   1,306,799
                                                                                     =============         =============

            See accompanying supplementary notes to Parent company
                        condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF OPERATIONS
                              PARENT COMPANY ONLY
                       December 31, 1999, 1998 and 1997


                                                                          1999             1998              1997
                                                                     --------------   --------------   --------------
                                                                                     (In thousands)
Revenue:
      Equity in undistributed net income of subsidiaries             $     112,029    $      90,696     $    101,488
      Subsidiary dividends                                                  97,339          103,200           78,863
      Investment income, net                                                 8,913            9,600            8,990
      Capital gains (losses), net                                              329            1,045           (2,405)
                                                                     --------------   --------------   --------------
           Total revenue                                                   218,610          204,541          186,936
                                                                     --------------   --------------   --------------

Expenses:
      Operating expenses                                                     6,456              722              642
      Interest expense                                                      15,810           15,592           14,618
                                                                     --------------   --------------   --------------
           Total expenses                                                   22,266           16,314           15,260
                                                                     --------------   --------------   --------------

Income before tax                                                          196,344          188,227          171,676

Income tax expense (benefit)                                                (8,122)          (2,133)          (3,633)
                                                                     --------------   --------------   --------------
Net income                                                           $     204,466    $     190,360     $    175,309
                                                                     ==============   ==============   ==============


                 CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                              PARENT COMPANY ONLY
          Years Ended December 31, 1999, 1998 and 1997 (in thousands)


                                                                         1999             1998              1997
                                                                     --------------   --------------   --------------
Net income                                                           $     204,466    $     190,360    $     175,309
                                                                       ------------     ------------      -----------
Other comprehensive income net of tax:
   Unrealized gain on investments:
      Unrealized holding gains (losses) arising during period              (54,062)           3,205           19,664
      Less: reclassification adjustment for (gains) losses included
                in net income                                                 (214)            (679)           1,563
                                                                       ------------     ------------      -----------
Other comprehensive income (loss), net of tax                              (54,276)           2,526           21,227
                                                                       ------------     ------------      -----------
Comprehensive income                                                 $     150,190    $     192,886    $     196,536
                                                                       ============     ============      ===========


See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STAEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY
                       December 31, 1999, 1998 and 1997



                                                                         1999              1998             1997
                                                                   ---------------  ----------------  ---------------
                                                                                      (In thousands)
Cash flows from operating activities:
      Net income                                                   $     204,466    $     190,360     $    175,309
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Amortization                                                       278            1,063              848
          Equity in net income of subsidiaries                          (209,368)        (193,896)        (180,351)
          Capital (gains) losses, net                                       (329)          (1,045)           2,405
          Increase (decrease) in payable to affiliates                       (48)             565           (4,246)
          Other                                                           (7,435)           2,282          (10,437)
                                                                   -------------    -------------     ------------
Net cash provided by (used in) operating activities                      (12,436)            (671)         (16,472)
                                                                   -------------    -------------     ------------

Cash flows from investing activities:
      Dividends from subsidiaries                                         97,339          103,200           78,863
      Investment in affiliates                                           (16,878)         (24,173)         (13,093)
      Purchases of fixed income securities                                (3,887)          (1,000)         (92,350)
      Investment collections of fixed income securities                        -            6,271            5,000
      Proceeds from sales of fixed income securities                      22,110           40,522           46,667
      Proceeds from sales of equity securities                                 -               93                -
      Net (increase) decrease in short-term investments                  (57,251)          32,455           13,200
                                                                   -------------    -------------     ------------
Net cash provided by (used in) investing activities                       41,433          157,368           38,287
                                                                   -------------    -------------     ------------

Cash flows from financing activities:
      Issuance of junior subordinated debentures                               -                -          102,093
      Dividends paid to shareholders                                      (5,199)          (6,333)          (6,733)
      Proceeds from exercise of stock options                                964            2,592            3,181
      Purchase of The PMI Group, Inc. common stock                       (24,828)        (152,920)        (120,002)
                                                                   -------------    -------------     ------------
Net cash provided by (used in) financing activities                      (29,063)        (156,661)         (21,461)
                                                                   -------------    -------------     ------------
Net increase (decrease) in cash                                              (66)              36              354
Cash at beginning of year                                                    473              437               83
                                                                   -------------    -------------     ------------
Cash at end of year                                                $         407    $         473     $        437
                                                                   =============    =============     ============


See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES


Note A

The accompanying Parent Company ("TPG") financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (including Notes 9, 11 and 12 related to long-term obligations, commitments and contingent liabilities and the junior subordinated debenture) appearing on pages 40-42 of The PMI Group, Inc. 1999 Annual Report to Shareholders.

Note B

During 1999, 1998 and 1997, TPG received $97.3 million, $103.2 million, and $78.9 million, respectively, of ordinary and extraordinary cash dividends from subsidiaries.

                              THE PMI GROUP, INC.

              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

        As of and for the Years Ended December 31, 1999, 1998 and 1997

                            Reserve for
                            Losses and                                          Losses and   Amortization
                Deferred       Loss                                   Net          Loss      of Deferred     Other
               Acquisition  Adjustment     Unearned     Premiums    Investment   Adjustment   Acquisition   Operating      Premiums
Segment           Costs      Expenses      Premiums      Earned       Income      Expenses       Costs      Expenses       Written
-------       ------------- ------------ ------------ ------------ ----------- ------------- ------------ ------------  ------------
                                                                 (In thousands)
1999
MI (1)         $    67,281  $   269,931  $   102,022  $   447,214  $   80,922  $    110,465  $    80,252  $    54,017   $    459,065
Inter-
   national (2)      2,298        3,714       80,067       11,291       3,673         1,213            -        4,472         12,071
Title                    -        8,355            -      100,118       1,634         1,004            -       88,244        100,118
Other (3)                -            -            -            -       8,913             -            -       23,506              -
               -----------  -----------  -----------  -----------  ----------  ------------  -----------  -----------   ------------
     Total     $    69,579  $   282,000  $   182,089  $   558,623  $   95,142  $    112,682  $    80,252  $   170,239   $    571,254
               ===========  ===========  ===========  ===========  ==========  ============  ===========  ===========   ============

1998
MI (1)         $    61,605  $   206,132  $    94,886  $   411,922  $   77,257  $    135,097  $    60,280  $    44,293   $    409,796
Title                    -        9,127            -       79,304       1,401           619            -       69,109         79,304
Other (3)                -            -            -            -       6,023             -            -       29,223              -
               -----------  -----------  -----------  -----------  ----------  ------------  -----------  -----------   ------------
     Total     $    61,605  $   215,259  $    94,886  $   491,226  $   84,681  $    135,716  $    60,280  $   142,625   $    489,100
               ===========  ===========  ===========  ===========  ==========  ============  ===========  ===========   ============

1997
MI (1)         $    37,864  $   192,211  $    94,150  $   394,010  $   73,007  $    150,367  $    43,395  $    40,952   $    372,114
Title                    -       10,176            -       59,938       1,257         1,890            -       53,085         59,938
Other (3)                -            -            -            -       8,872             -            -       17,708              -
               -----------  -----------  -----------  -----------  ----------  ------------  -----------  -----------   ------------
     Total     $    37,864  $   202,387  $    94,150  $   453,948  $   83,136  $    152,257  $    43,395  $   111,745   $    432,052
               ===========  ===========  ===========  ===========  ==========  ============  ===========  ===========   ============


(1) Represents Domestic Mortgage Insurance Operations
(2) Represents International Mortgage Insurance Operations
(3) Represents ancillary services and parent company investment income.

The 1997 amounts have been restated to conform to the SFAS 131 presentation of segments.

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                           SCHEDULE IV - REINSURANCE

                 Years Ended December 31, 1999, 1998 and 1997


                                                                                                         Percentage
                                                        Ceded             Assumed                        of Amount
     Premiums earned for the           Gross          to Other          from Other           Net          Assumed
     year ended December 31,           Amount         Companies          Companies         Amount          to Net
     -----------------------        ------------     -----------      ---------------  ---------------  ------------
                                                   (In thousands, except percentages)
1999
  Consolidated Mortgage Guaranty     $   474,096     $    22,034      $     6,443      $   458,505          1.4%
  Title                                  100,355             239                2          100,118          0.0%
                                    ------------     -----------      -----------      -----------      -------
           Total                     $   574,451     $    22,273      $     6,445      $   558,623          1.2%
                                    ============     ===========      ===========      ===========      =======

1998
  Consolidated Mortgage Guaranty     $   426,613     $    17,783      $     3,092      $   411,922          0.8%
  Title                                   79,483             188                9           79,304          0.0%
                                    ------------     -----------      -----------      -----------      -------
           Total                     $   506,096     $    17,971      $     3,101      $   491,226          0.6%
                                    ============     ===========      ===========      ===========      =======

1997
  Consolidated Mortgage Guaranty     $   398,904     $     6,068      $     1,174      $   394,010          0.3%
  Title                                   60,068             138                8           59,938          0.0%
                                    ------------     -----------      -----------      -----------      -------
           Total                     $   458,972     $     6,206      $     1,182      $   453,948          0.3%
                                    ============     ===========      ===========      ===========      =======

                               INDEX TO EXHIBITS

                                 [Item 14(a) 3]

Exhibit
-------
Number                          Description of Exhibits
-------   ---------------------------------------------------------------------
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

 4.3(e)   The Junior Subordinated Indenture dated February 4, 1997 between The
          PMI Group, Inc. and The Bank of New York, Inc.

 4.4(e) Form of Right Certificate, relating to Rights Agreement dated as of January 26, 1998.

 4.5(j)   Credit Agreement, dated as of August 3, 1999 by and among PMI Mortgage
          Insurance Australia (Holdings) Pty Limited, The PMI Group, Inc., and
          Bank of America, N.A. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

 4.6(j)   Credit Agreement, dated as of February 1, 1996, between The PMI Group,
          Inc., and The Chase Manhattan Bank, as amended. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

 4.7(j)   Credit Agreement, dated as of February 13, 1996, between The PMI
          Group, Inc., and Bank of America National Trust and Savings
          Association, as amended. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

10.1(i) * PMI Mortgage Insurance Co. Bonus Incentive Plan dated as of February
          18, 1999

10.2*     The PMI Group, Inc. Equity Incentive Plan. (Restated as of August 16,
          1999)

10.3* The PMI Group, Inc. Stock Plan for Non-Employee Directors. (restated as of August 16, 1999).

10.4(k) The PMI Group, Inc. Directors Deferred Compensation Plan. (amended & restated as of July 21, 1999).

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


10.8(b)   Runoff Support Agreement dated October 28, 1994 between Allstate
          Insurance Company, the Registrant and PMI Mortgage Insurance Co.

10.9(b) Form of Tax Sharing Agreement among the Registrant, the Registrant's subsidiaries, The Allstate Corporation, Allstate Insurance Company and
          Sears, Roebuck and Co.

10.10(a)  Mortgage Insurance Variable Quota Share Reinsurance Treaty effective
          January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover
          Ruckversicherungs-Aktiengesellschaft ("Hannover").

10.11(a)  First Amendment to Mortgage Insurance Variable Quota Share Reinsurance
          Treaty made as of January 1, 1992 between Hannover and PMI Mortgage
          Insurance Co.

10.12(j)  Supplemental Employee Retirement Plan (amended and restated as of May
          20, 1999).

10.13(a)  First Amendment to the Quota Share Primary Mortgage Reinsurance
          Agreement (No. 15031-940) made as of October 1, 1994 between PMI
          Mortgage Insurance Co. and Capital Mortgage Reinsurance Company

10.14(a) Form of Indemnification Agreement between the Registrant and its officers and directors.

10.15(a)  Per Mortgage Excess of Loss Reinsurance Treaty effective January 1,
          1994 issued to PMI Mortgage Insurance Co. by Hannover.

10.16     The PMI Group, Inc. Retirement Plan (amended and restated as of
          February 17, 2000).

10.17(j)  The PMI Group, Inc., Additional Benefit Plan dated as of February 18,
          1999

10.18(e)  The Guarantee Agreement, dated February 4, 1997 between The PMI Group,
          Inc. (As Guarantor) and The Bank of New York (As Trustee).

10.19(e) Amended and Restated Trust Agreement dated as of February 4, 1997 among The PMI Group, Inc., as Depositor, The Bank of New York, as
          Property Trustee, and The Bank of New York (Delaware), as Delaware
          Trustee.

10.20*    The PMI Group, Inc., Employee Stock Purchase Plan (restated as of
          August 16, 1999)

10.21(e)  Form of Change of Control Employment Agreement

10.22(k) The PMI Group, Inc., Officer Deferred Compensation Plan. (amended and restated as of September 16, 1999)

10.23     Excess of Loss Reinsurance Treaty effective August 20, 1999 issued by
          PMI Mortgage Insurance Co. to reinsurers. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all agreements defining the rights of reinsurers of pool insurance contracts where the total amount of premiums paid does not exceed ten percent of the Company's total assets.

11.1      Statement re: computation of per share earnings.

12.1      Statement re: computation of earnings to fixed charges.

13.1      Selected Financial Data, Management's Discussion and Analysis of
          Financial Condition and Results of Operations and Financial Statements and Supplementary Data portions of The PMI Group, Inc.'s 1999 Annual
          Report to Shareholders.

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

(e)  Previously filed with Form 10-K, filed with the SEC on March 27, 1998.

(f)  Previously filed with Form 10-Q, filed with the SEC on August 13, 1998.

(g)  Previously filed with Form 8-K, filed with the Sec on September 29, 1998.

(h) Previously filed with the Company's Form S-3 Registration Statement (No. 33-66829) which became effective in November 1998.

(i)  Previously filed with Form 10-K, filed with the SEC on March 30, 1999.

(j)  Previously filed with Form 10-Q, filed with the SEC on August 16, 1999.

(k) Previously filed with the Company's Form S-8 Registration Statement (No. 333-32190) which became effective on March 10, 2000.

* Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc., or its subsidiaries are eligible to participate.