Form 10-Q
period 2000-03-31
PMI GROUP INC
filed 2000-05-15
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 March 31, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from...............to............................


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

Yes   X    No__
     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock       Par Value         Date          Number of Shares
--------------       ---------         ----          ----------------
Common Stock          $0.01          04/30/00          44,082,070

                              THE PMI GROUP, INC.
                    Index to Quarterly Report on Form 10-Q
                                March 31, 2000

Part I - Financial Information                                                            Page
                                                                                          ----
 Item 1.  Interim Consolidated Financial Statements and Notes (Unaudited)

               Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2000 and 1999                                                3

               Consolidated Balance Sheets as of March 31, 2000 and
                    December 31, 1999                                                      4

               Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2000 and 1999                                                5

               Notes to Consolidated Financial Statements                                 6-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           9-20

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      14


Part II - Other Information

 Item 1.  Legal Proceedings                                                               21

 Item 6.  Exhibits and Reports on Form 8-K                                                21

Signatures                                                                                22

Index to Exhibits                                                                         23

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                     Three Months
                                                                     Ended March 31,
                                                                  ---------------------
(In thousands except for per share amounts)                         2000         1999
                                                                  --------     --------
Revenues

  Premiums earned                                               $  148,716    $  128,768
  Investment income, less investment expense                        27,083        21,701
  Realized capital gains, net                                          768            17
  Other income                                                       2,851         4,765
                                                                ----------    ----------
           Total revenues                                          179,418       155,251
                                                                ----------    ----------

Losses and expenses

  Losses and loss adjustment expenses                               28,223        29,870
  Amortization of policy acquisition costs                          20,398        20,823
  Underwriting and other operating expenses                         39,204        38,903
  Interest expense                                                   2,370         1,790
  Distributions on preferred capital securities                      2,077         2,077
                                                                ----------    ----------
           Total losses and expenses                                92,272        93,463
                                                                ----------    ----------

Income before income taxes                                          87,146        61,788

Income tax expense                                                  27,156        18,136
                                                                ----------    ----------

Net income                                                      $   59,990    $   43,652
                                                                ==========    ==========

Per common share data:

Basic net income                                                $     1.36    $     0.97
                                                                ==========    ==========

Diluted net income                                              $     1.34    $     0.96
                                                                ==========    ==========

Cash dividends declared                                         $     0.04    $     0.03
                                                                ==========    ==========

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             March 31,          December 31,
(Dollars in thousands)                                                         2000                 1999
                                                                           -------------        ------------
                                                                            (unaudited)
Assets
Investments
     Available for sale, at market
          Fixed income securities
              (amortized cost $1,533,457 and  $1,485,396)                  $   1,548,973        $  1,479,310
          Equity securities
              Common stock (cost $45,542 and $44,714)                             88,090              83,890
              Preferred stock (cost $22,654 and $17,660)                          22,433              17,582
     Stock of affiliates, at underlying book value                               111,394              91,453
     Short-term investments (at cost, which approximates market)                 129,547             145,093
                                                                           -------------        ------------
                       Total investments                                       1,900,437           1,817,328

Cash                                                                              14,757              28,076
Accrued investment income                                                         23,264              22,058
Reinsurance recoverable and prepaid premiums                                      55,507              50,714
Premiums receivable                                                               30,387              30,659
Receivable from affiliates                                                           708               2,996
Deferred policy acquisition costs                                                 68,827              69,579
Property and equipment, net                                                       41,772              40,462
Other assets                                                                      37,475              38,890
                                                                           -------------        ------------
                       Total assets                                        $   2,173,134        $  2,100,762
                                                                           =============        ============
Liabilities
Reserve for losses and loss adjustment expenses                            $     287,073        $    282,000
Unearned premiums                                                                174,949             182,089
Long-term debt                                                                   143,269             145,367
Reinsurance balances payable                                                      28,391              25,415
Deferred income taxes                                                             86,484              75,640
Other liabilities and accrued expenses                                            84,642              73,908
                                                                           -------------        ------------
                       Total liabilities                                         804,808             784,419
                                                                           -------------        ------------

Company-obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely junior subordinated
     deferrable interest debenture of the Company                                 99,083              99,075

Shareholders' equity
Preferred stock -- $.01 par value; 5,000,000 shares authorized                         -                   -
Common stock -- $.01 par value; 187,500,000 shares
     authorized; 52,794,004 and 52,793,777 issued                                    528                 528
Additional paid-in capital                                                       265,828             265,828
Accumulated other comprehensive income                                            37,964              20,186
Retained earnings                                                              1,316,831           1,258,617
Treasury stock (8,729,039 and 8,091,924 shares at cost)                         (351,908)           (327,891)
                                                                           -------------        ------------
                       Total shareholders' equity                              1,269,243           1,217,268
                                                                           -------------        ------------
                       Total liabilities and shareholders' equity          $   2,173,134        $  2,100,762
                                                                           =============        ============

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                 ------------------------
(In thousands)                                                                     2000           1999
                                                                                 --------       ---------
Cash flows from operating activities
Net income                                                                       $ 59,990       $  43,652
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Realized capital gains, net                                                 (768)            (17)
         Equity in earnings of affiliates                                          (1,532)         (1,532)
         Depreciation and amortization                                              1,475           1,900
         Changes in:
            Reserve for losses and loss adjustment expenses                         5,073           6,623
            Unearned premiums                                                      (7,140)         (7,163)
            Deferred policy acquisition costs                                         751          (4,077)
            Accrued investment income                                              (1,206)           (298)
            Reinsurance balances payable                                            2,976           2,260
            Reinsurance recoverable and prepaid premiums                           (4,793)         (1,739)
            Premiums receivable                                                       272          (2,459)
            Income taxes                                                              922           2,195
            Receivable from affiliates                                              2,288           1,271
            Receivable from Allstate                                                    -          (1,028)
            Other                                                                   9,760             713
                                                                                 --------       ---------
               Net cash provided by operating activities                           68,068          40,301
                                                                                 --------       ---------
Cash flows from investing activities
Proceeds from sales of equity securities                                           24,880           9,487
Investment collections of fixed income securities                                     500               -
Proceeds from sales of fixed income securities                                     39,474          84,391
Investment purchases
     Fixed income securities                                                      (98,697)        (99,087)
     Equity securities                                                            (15,405)         (8,187)
Net decrease (increase) in short-term investments                                  15,546         (13,086)
Investment in affiliates                                                          (17,017)           (555)
Purchase of property and equipment                                                 (2,777)         (2,626)
                                                                                 --------       ---------
               Net cash used in investing activities                              (53,496)        (29,663)
                                                                                 --------       ---------
Cash flows from financing activities
Principal payments on long-term debt                                               (2,098)              -
Dividends paid to shareholders                                                     (1,776)         (1,516)
Purchase of The PMI Group, Inc. common stock                                      (24,017)        (11,347)
                                                                                 --------       ---------
               Net cash used in financing activities                              (27,891)        (12,863)
                                                                                 --------       ---------
Net decrease in cash                                                              (13,319)         (2,225)
Cash at beginning of period                                                        28,076           9,757
                                                                                 --------       ---------
Cash at end of period                                                            $ 14,757       $   7,532
                                                                                 ========       =========

          See accompanying notes to consolidated financial statements

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), a Delaware corporation; its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation; Residential Guaranty Co. ("RGC"), an Arizona corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; and PMI's wholly-owned subsidiaries, PMI Mortgage Insurance Ltd. ("PMI Ltd."), an Australian mortgage insurance company, PMI Mortgage Services Co. ("MSC"), a California corporation which is engaged in the business of contract underwriting, and other insurance, reinsurance and non-insurance subsidiaries of PMI and TPG. TPG and its subsidiaries are collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI has equity interests in CMG Mortgage Insurance Company ("CMG"), and CMG Reinsurance Company ("CMG Re") both of which conduct residential mortgage insurance and reinsurance business and also Fairbanks Capital Holding Corp. ("Fairbanks"), a special servicer of single-family residential mortgages. TPG has an equity interest in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), a financial guaranty reinsurance company based in Bermuda. CMG, Fairbanks and Ram Re are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Interim results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1999 Annual Report to Shareholders.

Note 2 - Changes in Accounting Policy

Effective January 1, 2000 the Company changed its accounting policy for international subsidiaries and affiliates to report operations on a one-month lag from domestic operations. Accordingly, PMI Ltd.'s results include two months of activity for the quarter ended March 31, 2000.

Note 3 - Earnings per Share

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 44,403,785 and 45,231,657 for the three months ended March 31, 2000 and 1999, respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares to 44,767,197 and 45,338,463 for the three months ended March 31, 2000 and 1999, respectively. Net income available to common shareholders does not change for computing diluted EPS.

Note 4 - Comprehensive Income

The reconciliation of net income to comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:

                                                                               Three Months
                                                                              Ended March 31,
                                                                       -------------------------------
(In thousands)                                                             2000               1999
                                                                       ------------        -----------
Net income                                                             $     59,990        $    43,652
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period                 18,595             (5,309)
     Less: reclassification adjustment for gains
         included in net income                                               (499)                 11
   Currency translation adjustment                                            (318)                 --
                                                                       ------------        -----------
Other comprehensive income (loss), net of tax                                17,778             (5,298)
                                                                       ------------        -----------
Comprehensive income                                                   $     77,768        $    38,354
                                                                       ============        ===========


Note 5 - Deferred Policy Acquisition Costs ("DAC")

PMI defers certain costs related to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenue in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business. Specific costs PMI defers include all underwriting, contract underwriting and sales related activities. To the extent PMI or any of its subsidiaries are compensated by customers for contract underwriting, those underwriting costs are not deferred.

The DAC asset is amortized and charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.

The following table reconciles beginning and ending DAC balance for the periods indicated.

                                                       Three Months
                                                      Ended March 31,
                                              ---------------------------------
(In thousands)                                     2000                1999
                                              --------------       ------------

Beginning DAC balance                         $       69,579       $     61,605
Acquisition  costs incurred and deferred              19,646             24,900
Amortization of deferred costs                       (20,398)           (20,823)
                                              --------------       ------------

Ending DAC balance                            $       68,827       $     65,682
                                              ==============       ============

Note 6 - Business Segments

The Company's reportable operating segments include Domestic Mortgage Insurance, International Mortgage Insurance and Title Insurance. The Other segment includes the income and expenses of the holding company, the results from the business of contract underwriting and software licensing, and the activity of an inactive broker-dealer. Intersegment transactions are not significant. The Company evaluates performance primarily based on segment net income.

The following tables present information about reported segment income (loss) and segment assets for the periods indicated:

                                                  Domestic      International
Quarter ended March 31, 2000                      Mortgage        Mortgage         Title                       Consolidated
(In thousands)                                    Insurance       Insurance      Insurance       Other            Total
---------------------------------------------------------------------------------------------------------------------------
Premiums earned                                   $  120,536    $       5,590     $  22,590     $       -      $    148,716
                                                  ==========    =============     =========     =========      ============
Net underwriting income (expenses)
   before tax - external customers                $   59,530    $       3,718     $   1,531     $  (1,037)     $     63,742
Investment and other income                           21,089            3,328           457         1,201            26,075
Equity in earnings of affiliates                       1,775                -             -             -             1,775
Interest expense                                         (13)            (519)            -        (1,837)           (2,369)
Distributions on preferred capital securities              -                -             -        (2,077)           (2,077)
                                                  ----------    -------------     ---------     ---------      ------------
   Income (loss) before income tax expense            82,381            6,527         1,988        (3,750)           87,146
Income tax expense (benefit)                          24,901            2,114           598          (457)           27,156
                                                  ----------    -------------     ---------     ---------      ------------
Net income (loss)                                 $   57,480    $       4,413     $   1,390     $  (3,293)     $     59,990
                                                  ==========    =============     =========     =========      ============

Total assets                                      $1,938,982    $     177,799     $  47,785     $   8,568      $  2,173,134
                                                  ==========    =============     =========     =========      ============

                                                  Domestic
Quarter ended March 31, 1999                      Mortgage          Title                     Consolidated
(In thousands)                                    Insurance       Insurance        Other         Total
----------------------------------------------------------------------------------------------------------
Premiums earned                                   $  105,237    $      23,531     $       -   $    128,768
                                                  ==========    =============     =========   ============
Net underwriting income (expenses)
   before tax - external customers                $   43,341    $       2,225     $  (1,629)  $     43,937
Investment and other income                           19,151              367           939         20,457
Equity in earnings of affiliates                       1,261                -             -          1,261
Interest expense                                           -                -        (1,790)        (1,790)
Distributions on preferred capital securities              -                -        (2,077)        (2,077)
                                                  ----------    -------------     ---------   ------------
   Income (loss) before income tax expense            63,753            2,592        (4,557)        61,788
Income tax expense (benefit)                          18,647              937        (1,448)        18,136
                                                  ----------    -------------     ---------   ------------
Net income (loss)                                 $   45,106    $       1,655     $  (3,109)  $     43,652
                                                  ==========    =============     =========   ============

Total assets                                      $1,686,749    $      39,394     $  80,555   $  1,806,698
                                                  ==========    =============     =========   ============

The Company did not have any major customers that accounted for more than 10% of its consolidated revenues for any of the periods presented.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this document include: (i) management's expectation that bulk secondary market transactions will become an increasing portion of MICA's total origination volume during 2000 and that this may cause significant volatility in the quarterly market share results of individual companies; (ii) management's belief that loans with non-conforming credit characteristics will perform differently from the standard primary portfolio and generally will carry greater risk of default; (iii) management's expectation that the amount of pool risk written in 2000 will be less than the pool risk written in 1999, (iv) management's expectation that the percentage of PMI's total risk related to risk-share programs (excluding GSE pool risk) will continue to increase in 2000; (v) management's belief that if interest rates remain stable or rise during 2000 the persistency rate will continue to increase; (vi) management's anticipation that the percentage of new insurance written subject to captive mortgage reinsurance agreements and other risk-share programs will continue to increase and reduce the Company's net premiums written and net premiums earned; (vii) management's belief that PMI's default rate may increase by year-end due to the maturation of insurance in force and seasonality; (viii) management's expectation that California will continue to account for a significant portion of total claims paid during 2000;
(ix) management's expectation that with expected improvements in the California economy, loss mitigation efforts and default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline; and
(x) management's anticipation that contract underwriting will continue to generate a significant percentage of PMI's new insurance written during 2000. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-16") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

All forward-looking statements of the Company are qualified by and should be read in conjunction with the Investment Considerations set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Consolidated net income was $60.0 million in the three months ended March 31, 2000, a 37.3% increase over the corresponding period of 1999. The growth can be attributed to increases in premiums earned of 15.5%, net investment income of 24.9% and to a decrease in losses and loss adjustment expenses of 5.7%, partially offset by a decrease in other income of 39.6%, and an increase in interest expense of 33.3%. Included in the 2000 financial results are the operations from PMI Ltd., which was acquired in the third quarter of 1999 and contributed $4.4 million of net income in the period ended March 31, 2000. Diluted net income per share increased by 39.6% to $1.34 in 2000. Excluding capital gains, operating earnings per share increased by 38.5% to $1.33. Revenues in the first quarter of 2000 increased by 15.5% to $179.4 million compared with the first quarter of 1999.

U.S. MORTGAGE INSURANCE OPERATIONS

The Company's primary operating subsidiary, PMI, generated approximately 90% of consolidated net income in the first quarter of 2000. This was derived from mortgage guaranty insurance written in the United States. PMI's new insurance written ("NIW") decreased by 19.2% to $5.9 billion in the first quarter of 2000 compared with the corresponding period of 1999, primarily as a result of a decline in total volume of the private mortgage insurance industry, partially offset by an increase in PMI's market share.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced a decrease in total new insurance written of 34.7% to $32.7 billion in the first quarter of 2000 from the corresponding period of 1999. This decrease was primarily due to a decrease in total residential mortgage originations, particularly in refinancing activity, brought on by the rising interest rate environment. Total residential mortgage originations are estimated at $197 billion compared with $351 billion in the corresponding period of 1999. Refinancing as a percentage of PMI's NIW decreased to 8.2% in the first quarter of 2000 from 37.2% in the corresponding period of 1999. The private mortgage insurance companies' market share decreased to 54.5% of the total low down-payment market (insurable loans) from 54.9% in the fourth Quarter of 1999. Management believes that the private mortgage insurance companies' decline in market share was the result of an increase in the maximum individual loan amount that the FHA can insure. (See IC2)

PMI's market share of NIW increased to 18.1% in the first quarter of 2000 compared with 14.6% in the first quarter of 1999. On a combined basis with CMG, market share increased to 19.5% in the first quarter of 2000 compared with 15.9% in the first quarter of 1999. The increase in PMI's market share was primarily the result of a bulk secondary market transaction representing approximately $1 billion in NIW from one customer consisting of loans with non-conforming credit characteristics. Management expects these bulk-type transactions to become an increasing portion of MICA's total origination volume during 2000. Accordingly, management expects significant volatility in quarterly market share results of individual companies, including PMI. In addition, management believes that loans with non-conforming credit characteristics will perform differently from the standard primary portfolio, and generally carry greater risk of default.

GSE pool risk written totaled $24 million for the first quarter of 2000, compared with $42 million in the corresponding period of 1999. Management expects the amount of pool risk written in 2000 to be less than the amount of pool risk written in 1999. GSE pool risk in force was $705 million as of March 31, 2000, representing 3.3% of direct primary risk in force. Risk in force under risk-share programs with PMI's customers, excluding pool insurance, represented 21.9% of direct primary risk in force at March 31, 2000, compared to 13.6% at March 31, 1999, and consistent with the December 31, 1999 level.
During 2000, management anticipates the percentage of PMI's risk related to risk-share programs (excluding GSE pool risk) to continue to increase as a percent of total risk. (See IC10)

PMI's cancellations of primary insurance in force decreased by 42.4% to $3.8 billion in the quarter ended March 31, 2000 compared with the corresponding period of 1999 primarily due to the decrease in refinancing activity previously discussed. As a result of the decrease in cancellation activity, PMI's persistency rate increased to 75.6% as of March 31, 2000 compared with 71.9% as of December 31, 1999 and 66.0% as of March 31, 1999. Management believes that if interest rates remain stable or rise during 2000, the persistency rate will continue to increase.

Insurance in force increased by 9.2% to $88.9 billion at March 31, 2000 compared with March 31, 1999. On a combined basis with CMG, insurance in force grew by 10.3% to $94.9 billion at March 31, 2000 compared with March 31, 1999. PMI's risk in force increased by 11.3% to $21.7 billion at March 31, 2000 compared with March 31, 1999. On a combined basis with CMG, risk in force grew by 11.6% to $23.1 billion compared with March 31, 1999. The strong growth rates in insurance and risk in force were primarily due to the increase in the persistency rate and secondarily to the bulk transaction discussed above.

Consolidated U.S. mortgage insurance net premiums written grew by 18.9% to $117.0 million in the first quarter of 2000 compared with the corresponding period of 1999. This increase was primarily due to the growth of insurance and risk in force of both primary and GSE pool insurance as discussed above, the continued shift to deeper coverage for primary insurance, and to a recapture agreement of an old pool business reinsurance arrangement in the third quarter of 1999 (see Note 7 "Reinsurance" of the Notes to the 1999 Consolidated Financial Statements included in The PMI Group, Inc. 1999 Annual Report to Shareholders). The old pool risk in force was $1.4 billion at March 31, 2000. Refunded premiums decreased by 54.7% to $2.4 million as a result of the decrease in policy cancellations. Ceded premiums written increased by 13.6% to $8.9 million due to the increasing popularity and usage of captive reinsurance arrangements. Approximately 25% of new insurance written in the first quarter of 2000 was subject to captive mortgage reinsurance agreements compared with approximately 18% in the corresponding period of 1999. Management anticipates that the percent of the NIW subject to captive mortgage reinsurance agreements and other risk-share programs will continue to increase in 2000 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned. Mortgage insurance premiums earned increased 14.5% to $120.5 million in the first quarter of 2000 primarily due to the increase in premiums written.

The percentage of PMI's insurance in force with deeper coverage continued to increase. Mortgages with original loan-to-value ratios greater than 95% and equal to or less than 97% ("97s") with 35% insurance coverage increased to 4.8% of risk in force as of March 31, 2000, from 2.7% as of March 31, 1999. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 37.5% of risk in force as of March 31, 2000, from 35.1% as of March 31, 1999. Mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 31.8% of risk in force as of March 31, 2000, compared with 30.4% as of March 31, 1999.

Mortgage insurance losses and loss adjustment expenses decreased 6.8% to $27.6 million in the first quarter of 2000 compared with the first quarter of 1999 primarily due to the continuing economic expansion, improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments. Loans in default decreased by 3.2% to 15,400 at March 31, 2000 compared with March 31, 1999 due to the above stated trends. PMI's national default rate decreased by 0.21 percentage points to 2.01% at March 31, 2000 compared with March 31, 1999, due to an increase in policies in force and a decrease in loans in default. Management believes that PMI's default rate may increase by year-end due to the maturation of insurance in force and seasonality. (See IC12)

Direct primary claims paid in the first quarter of 2000 decreased by 16.5% to $19.2 million when compared with the same period in 1999 due to an 8.5% decrease in the average claim size to approximately $20,500 and a 8.9% decline in the number of claims paid to 937. The reduction in the average claim size is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Default rates on PMI's California policies decreased to 2.43% (representing 2,276 loans in default) at March 31, 2000, from 3.09% (representing 2,920 loans in default) at March 31, 1999. Policies written in California accounted for 16.1% and 36.9% of the total dollar amount of claims paid in the first quarter of 2000 and 1999, respectively. Management expects that California will continue to account for a significant portion of total claims paid during 2000. However, with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid should continue to decline. (See IC13)

Mortgage insurance policy acquisition costs incurred and deferred decreased by 24.1% to $18.9 million in the first quarter of 2000 compared with the same period in 1999 as a result of the 18.8% decrease in NIW. Amortization of policy acquisition costs decreased by 2.0% to $20.4 million. A significant portion of policy acquisition costs relates to contract underwriting. New policies processed by contract underwriters represented 21.5% of PMI's NIW in the first quarter of 2000 compared with 40.7% in the corresponding period of 1999. Contract underwriting is the preferred method among many mortgage lenders for processing loan applications. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW during 2000. (See IC7) Other mortgage insurance operating expenses increased by 14.0% to $13.0 million in the first quarter of 2000 compared with the first quarter of 1999. This was due to the lack of ceding commission in the first quarter of 2000 relating to the old pool recapture agreement in 1999, and to an increase in payroll and related expense in 2000.

The mortgage insurance loss ratio declined by 5.3 percentage points to 22.9% in the quarter ended March 31, 2000 compared with the corresponding period in 1999. The decrease is attributed to the growth in premiums earned coupled with the decrease in losses and loss adjustment expenses, as discussed above. The net expense ratio decreased by 4.3 percentage points to 28.5% primarily due to the increase in premiums written. Consequently, the combined ratio decreased by 9.6 percentage points to 51.4% in the first quarter of 2000 compared with the same period in 1999.


INTERNATIONAL MORTGAGE INSURANCE OPERATIONS

During 1999, the Company commenced operations in Australia and Hong Kong. The Company's Australian affiliate, PMI Ltd., was acquired on August 6, 1999. For the quarter ended March 31, 2000, PMI Ltd. generated $6.0 million of net premiums written and $5.6 million in net premiums earned. Mortgage insurance losses and loss adjustment expenses were $0.4 million and underwriting and other expenses were $2.0 million for the first quarter 2000. Investment income for PMI Ltd. was $3.3 million in the first quarter of 2000. NIW for PMI Ltd. was $796 million in the first quarter while insurance in force grew to $18.1 billion as of quarter end. Financial results for the operations in Hong Kong were immaterial during the first quarter of 2000.


TITLE INSURANCE OPERATIONS

Title insurance premiums earned decreased 3.8% to $22.6 million in the three months ended March 31, 2000 compared with the same period in 1999 primarily due to the decrease in residential mortgage originations as previously noted. In the first quarter of 2000, approximately 69% of APTIC's premiums earned were generated from the state of Florida, compared with approximately 68% in the corresponding period of 1999. Underwriting and other expenses decreased 1.4% to $20.8 million in the first quarter of 2000 compared with the same period in 1999 due to a decrease in agency fees and commissions related to the decrease in premiums earned. The title insurance combined ratio increased by 2.7 percentage points to 93.3%.


OTHER

Other income, which was generated primarily by MSC, decreased by 39.6% to $2.9 million in the first quarter of 2000 compared with the first quarter of 1999 primarily due to the decrease in contract underwriting revenues. Other expenses, which were generated primarily by MSC, decreased by 39.1% to $3.9 million, primarily due to the decrease in contract underwriting services provided to the Company's mortgage insurance customers. The decrease in contract underwriting activity is consistent with the decline in total residential mortgage originations. (See IC7)

In the quarter ended March 31, 2000, the Company's net investment income (including realized capital gains) increased by 28.2% million to $27.9 million compared with the first quarter of 1999 primarily due to the growth in the investment portfolio of $355 million over the first quarter of 1999. This increase is due to the acquisition of PMI Ltd. and positive cash flows generated by the Company. In addition, the investment yield increased to 6.1% at March 31, 2000 from 5.9% at March 31, 1999 primarily as a result of the increasing interest rate environment.

The Company's effective tax rate increased to 31.2% in the first quarter of 2000 from 29.4% in the first quarter of 1999 as a result of a decrease in the proportion of tax-exempt investment income relative to total income.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary. TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets.

PMI's ability to pay dividends to TPG is limited, among other restrictions, under the insurance laws of Arizona. Such laws provide that: (i) PMI may pay dividends out of available surplus and (ii) without prior approval of the Arizona Insurance Director, such dividends during any 12-month period may not exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. The laws of Florida limit the payment of dividends by APTIC to TPG in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. In addition to the dividend restrictions by state laws, the Company's credit agreements limit the payment of dividends by PMI, and various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends to TPG by PMI or APTIC. During the first quarter of 2000, APTIC declared a cash dividend of $3.0 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 2000 without prior permission from the Florida Department of Insurance.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest and other expenses incurred by the holding company. The Company announced a stock repurchase program in the amount of $100.0 million authorized by the TPG Board of Directors in November 1998. During the first quarter of 2000, TPG purchased $24.0 million of the Company's common stock. As of March 31, 2000 $45.3 million remained under the current share repurchase authorization.

As of March 31, 2000, TPG had approximately $62.3 million of available funds. This amount has decreased from the December 31, 1999 balance of $93.1 million due primarily to the common stock repurchases in 2000. In addition, TPG has two bank credit lines available totaling $50.0 million. At March 31, 2000, there were no outstanding borrowings under the credit lines.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $67.9 million and $34.1 million in the three months ended March 31, 2000 and 1999, respectively. The increase in cash flows during this period was the result of a temporary timing difference relating primarily to the payment of income taxes in 1999 and to the increase in net income in 2000.

The Company's invested assets increased by $83.1 million at March 31, 2000 compared with December 31, 1999. This increase is due to positive cash flows from consolidated operations of $68.1 million and an increase of $18.1 million in the portfolio's market value, partially offset by the stock repurchases.

Consolidated reserves for losses and loss adjustment expenses increased by 1.8% to $287.1 million in the first quarter of 2000 compared with December 31, 1999 primarily due to slight increases in the reserve balances for the primary and GSE pool books of business, partially offset by a decrease in the old pool reserve balance.

Consolidated shareholders' equity increased by 4.0% to $1.27 billion in the first quarter of 2000, due primarily to increases of $60.0 million from net income, and $17.8 million from other comprehensive income, partially offset by the common stock repurchases and dividends declared of $1.7 million.

PMI's statutory risk-to-capital ratio at March 31, 2000 was 14.6 to 1, compared with 14.8 to 1 at December 31, 1999. (See IC9)


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risk since December 31, 1999.

CAUTIONARY STATEMENTS AND INVESTMENT CONSIDERATIONS

GENERAL ECONOMIC CONDITIONS (IC1)

Changes in economic conditions, including economic recessions, declining housing values, higher unemployment rates, deteriorating borrower credit, rising interest rates, increases in refinance activity caused by declining interest rates, or combinations of these factors, could reduce the demand for mortgage insurance, cause claims on policies issued by PMI to increase, and/or increase PMI's loss experience.

MARKET SHARE AND COMPETITION (IC2)

The Company's financial condition and results of operations could be harmed by a decline in its market share, or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition from lending institutions that choose not to insure against borrower default, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance.

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

On October 4 1999, the Federal Housing Finance Board adopted resolutions which authorize each Federal Home Loan Bank ("FHLB") to offer programs to fund or purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program. Under this program, each FHLB is also authorized to provide credit enhancement for eligible loans. Any expansion of the FHLBs' ability to issue mortgage insurance or use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm the Company's financial condition and results of operations.

Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and require the remaining 10% of the purchase price from a borrower's funds ("80/10/10"). This 80/10/10 product, as well as similar products, competes with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. If the 80/10/10 product or a similar product becomes a widely accepted alternative to mortgage insurance, the Company's financial condition and results of operations could suffer.

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. In particular, increases in the maximum loan amount that the FHA can insure can reduce the demand for private mortgage insurance. For example, management believes the decline in the MICA members' share of the mortgage insurance business from 56.3% at December 31, 1998 to approximately 52.4% at December 31, 1999 resulted in part from an increase in the maximum individual loan amount the FHA can insure. The Department of Housing and Urban Development has announced a proposed increase in the maximum individual loan amount that FHA can insure to $219,849 from $208,800. If this increase is approved, demand for private mortgage insurance could decrease. In addition, the Omnibus Spending Bill of 1999, signed into law on October 21, 1998, streamlined the FHA down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices.

FANNIE MAE AND FREDDIE MAC (IC3)

Fannie Mae and Freddie Mac are collectively referred to as government-sponsored enterprises ("GSEs"). The GSEs are permitted by charter to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. Fannie Mae and Freddie Mac have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans, provided the minimum insurance coverage requirement is met. During 1999, Fannie Mae and Freddie Mac separately announced programs where reduced mortgage insurance coverage will be made available for lenders that deliver loans approved by the GSEs automated underwriting services. Although management has not seen any significant movement towards the reduced coverage programs offered by the GSEs to date, if the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders and their customers, the reduction could harm the Company's financial condition and results of operations. The GSEs also have separately introduced new "tiered primary" products pursuant to which the GSEs, upon receipt from lenders of loans with traditional borrower paid mortgage insurance, restructure the mortgage insurance coverage with reduced amounts of primary coverage and deeper pool coverage. Wide acceptance by lenders of the GSEs' "tiered primary" products could reduce levels of primary coverage traditionally provided by PMI and, therefore, could have a material adverse affect upon the Company's financial condition and results of operations.

On April 13, 1999 the Office of Federal Housing Enterprise Oversight announced proposed risk-based capital regulations, which could treat credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of AAA or higher more favorably than those issued by companies with AA or lower ratings. Shifts in the GSEs' preference for private mortgage insurance to other forms of credit enhancement, including a tiering of mortgage insurers based on their credit rating, could harm the Company's financial condition and results of operations.

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

INSURANCE IN FORCE (IC4)

A significant percentage of PMI's premiums earned is generated from existing insurance in force and not from new insurance written. The policy owner or servicer of the loan may cancel insurance coverage at any time. A decline in insurance in force as a result of a decrease in persistency due to policy cancellations of older books of business could harm the Company's financial condition and results of operations.

The Home Owners Protection Act of 1998 ("Act"), effective on July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. Management is uncertain of the Act's impact on PMI's insurance in force, but believes any reduction in premiums attributed to the Act's required cancellation of mortgage insurance will not have a significant impact on the Company's financial condition and results of operations.

During a period of falling interest rates, an increasing number of borrowers refinance their mortgage loans and PMI generally experiences an increase in the prepayment rate of insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during periods of low interest rate, the resulting increase of NIW may ultimately prove to be inadequate to compensate for the loss of insurance in force arising from policy cancellations.

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

INSURANCE REGULATORY MATTERS (IC8)

On January 31, 2000, the Illinois Department of Insurance issued a letter addressed to all mortgage guaranty insurers licensed in Illinois. The letter states that it may be a violation of Illinois law for mortgage insurers to offer to Illinois mortgage lenders the opportunity to purchase certain notes issued by a mortgage insurer or an affiliate, or to participate in loan guaranty programs. The letter also states that a violation might occur if mortgage insurers offer lenders coverage on pools of mortgage loans at a discounted or below market premium in return for the lenders' referral of primary mortgage insurance business. In addition, the letter stated that, to the extent a performance guaranty actually transfers risk to the lender in return for a fee, the lender may be deemed to be doing an insurance business in Illinois without authorization. The letter announced that any mortgage guaranty insurer that is participating in the described or similar programs in the State of Illinois should cease such participation or alternatively, provide the Department with a description of any similar programs, giving the reason why the provisions of Illinois are not applicable or not violated. PMI is reviewing the Illinois Letter. If the Illinois Department of Insurance were to determine that PMI was not in compliance with Illinois law, the Company's financial condition and results of operations could be harmed.

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

RISK-TO-CAPITAL RATIO (IC9)

The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other regulators limit the amount of insurance risk that may be written by PMI, by a variety of financial factors. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of minimum policyholders position required, it must cease transacting new business until its minimum policyholders position meets the requirements. Under Arizona law, minimum policyholders position is calculated based on the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed.

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

CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTV's in excess of 90% and less than or equal to 95% ("95s"). At March 31, 2000, 46% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTV's equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTV's in excess of 95% and up to 97% ("97s"). At March 31, 2000, 5% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. In the second quarter of 2000, PMI anticipates expanding coverage to certain mortgages with LTV's in excess of 97%. This expanded coverage will have commensurately higher risk characteristics and pricing uncertainty. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole.

Since the fourth quarter of 1997, PMI has offered a new pool insurance product, which is generally used as an additional credit enhancement for certain secondary market mortgage transactions. New pool risk written was $24 million for the quarter ended March 31, 2000. This new pool insurance product may provide coverage to loans with non-conforming credit characteristics which generally possess a potentially higher risk of default, and therefore higher risk characteristics. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on these products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from these products.

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

REGIONAL RISKS (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 15.6%, 7.4% and 7.2% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.43%, 2.85% and 1.93% compared with 2.01% nationwide as of March 31, 2000.

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

INTERNATIONAL MORTGAGE INSURANCE; STRATEGIC INVESTMENTS (IC 16)

As the Company seeks to expand its business internationally, it increasingly will be subject to risks associated with international operations, including: the need for regulatory and third party approvals; challenges retaining key foreign-based employees and key relationships with customers and business partners in international markets; the economic strength of the foreign mortgage origination markets targeted; changes in foreign regulations and laws; foreign currency exchange; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; and the need to integrate PMI's risk management technology systems and products with those of its foreign operations. In particular, the performance of the Company's Australian subsidiary could be materially and adversely affected by various factors affecting the Australian economy including, but not limited to, a weakening in the demand for housing, interest rate volatility, and/or an increase in claims.

The performance of the Company's other strategic investments could materially and adversely be affected by changes in the real estate, mortgage lending, mortgage servicing, title and financial guaranty markets; future movements in interest rates; those operations' future financial condition and performance; the ability of those entities to execute future business plans; and PMI's dependence upon management to operate those companies in which PMI does not own a controlling share.

THE PMI GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
March 31, 2000



Item 1 - Legal Proceedings

None.


Item 6 - Exhibits and Reports on Form 8-K

               (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

               (b)  Reports on Form 8-K:

                         (i) On February 23, 2000, the Company filed a report on Form 8-K to announce that on February 17, 2000, its Board of Directors approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2000 to replace the firm of Deloitte & Touche LLP. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K).

                         (ii) On May 2, 2000 the Company filed a report on Form
                              8-K to amend the "Cautionary Statement" contained in the April 26, 2000 press release relating to projected operating earnings for the year 2001.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 2000.



                                   The PMI Group, Inc.



                                   /s/  John M. Lorenzen, Jr.
                                   --------------------------
                                   John M. Lorenzen, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer



                                   /s/  Brian P. Shea
                                   ------------------
                                   Brian P. Shea
                                   Vice President, Controller
                                   and Chief Accounting Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)


Exhibit
Number                             Description of Exhibit
------                             ----------------------

11.1           Computation of Net Income Per Share

27.1           Financial Data Schedule