Form 10-Q
period 2000-06-30
PMI GROUP INC
filed 2000-08-11
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ______________________


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

Yes    X    No
      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock         Par Value       Date              Number of Shares
--------------         ---------     --------            ----------------
Common Stock             $0.01       07/31/00              44,169,873

                              THE PMI GROUP, INC.
                     Index to Quarterly Report on Form 10-Q
                                 June 30, 2000



Part I - Financial Information                                                                Page
                                                                                              ----
 Item 1.  Interim Consolidated Financial Statements and Notes (Unaudited)

          Consolidated Statements of Operations for the Three Months and Six
               Months Ended June 30, 2000 and 1999                                             3

          Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999                                                               4

          Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2000 and 1999                                                          5

          Notes to Consolidated Financial Statements                                          6-9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              10-23

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          17


Part II - Other Information

 Item 1.  Legal Proceedings                                                                   24

 Item 4.  Submission of Matters to a Vote of Securities Holders                               24

 Item 6.  Exhibits and Reports on Form 8-K                                                    25

Signatures                                                                                    26

Index to Exhibits                                                                             27


                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months                      Six Months
                                                              Ended June 30,                  Ended June 30,
                                                       ---------------------------      -------------------------
(In thousands except per share amounts)                   2000             1999            2000            1999
                                                       ----------      -----------      ----------     ----------
Revenues

  Premiums earned                                      $  156,833      $   131,330      $  305,549     $  260,099
  Investment income, less investment expense               29,035           21,827          56,118         43,528
  Realized capital gains, net                                 370              327           1,138            344
  Other income                                              1,655            2,689           4,506          7,453
                                                       ----------      -----------      ----------     ----------
            Total revenues                                187,893          156,173         367,311        311,424
                                                       ----------      -----------      ----------     ----------

Losses and expenses

  Losses and loss adjustment expenses                      26,711           22,847          54,934         52,717
  Amortization of policy acquisition costs                 20,416           21,144          40,814         41,967
  Underwriting and other operating expenses                42,357           38,902          81,560         77,805
  Interest expense                                          2,573            1,804           4,943          3,593
  Distributions on preferred capital securities             2,077            2,077           4,155          4,155
                                                       ----------      -----------      ----------     ----------
            Total losses and expenses                      94,134           86,774         186,406        180,237
                                                       ----------      -----------      ----------     ----------

Income before income taxes                                 93,759           69,399         180,905        131,187

Income tax expense                                         28,780           19,940          55,936         38,076
                                                       ----------      -----------      ----------     ----------
Net income                                             $   64,979      $    49,459      $  124,969     $   93,111
                                                       ==========      ===========      ==========     ==========

Per common share data:

            Basic net income                           $     1.47      $      1.10      $     2.82     $     2.07
                                                       ==========      ===========      ==========     ==========

            Diluted net income                         $     1.45      $      1.09      $     2.79     $     2.06
                                                       ==========      ===========      ==========     ==========

            Cash dividends declared                    $     0.04      $      0.03      $     0.08     $     0.06
                                                       ==========      ===========      ==========     ==========

          See accompanying notes to consolidated financial statements.

                THE PMI GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                                              June 30,          December 31,
                                                                                2000                1999
(Dollars in thousands)                                                     -------------        ------------
Assets                                                                      (Unaudited)
Investments:
     Available for sale, at fair value:
          Fixed income securities
              (amortized cost $1,504,641 and  $1,485,396)                  $   1,531,976        $  1,479,310
          Equity securities
              Common stock (cost $58,430 and $44,714)                             98,070              83,890
              Preferred stock (cost $72,983 and $17,660)                          70,230              17,582
     Common stock of affiliates, at underlying book value                        115,755              91,453
     Short-term investments (at cost, which approximates fair value)             126,749             145,093
                                                                           --------------       -------------
                       Total investments                                       1,942,780           1,817,328

Cash                                                                              10,536              28,076
Accrued investment income                                                         22,601              22,058
Reinsurance recoverable and prepaid premiums                                      52,581              50,714
Premiums receivable                                                               32,557              30,659
Receivable from affiliates                                                         2,506               2,996
Deferred policy acquisition costs                                                 68,769              69,579
Property and equipment, net                                                       46,231              40,462
Other assets                                                                      46,967              38,890
                                                                           --------------       -------------
                       Total assets                                        $   2,225,528        $  2,100,762
                                                                           ==============       =============
Liabilities
Reserve for losses and loss adjustment expenses                            $     291,735        $    282,000
Unearned premiums                                                                172,956             182,089
Long-term debt                                                                   139,930             145,367
Reinsurance balances payable                                                      26,165              25,415
Deferred income taxes                                                             87,440              75,640
Other liabilities and accrued expenses                                            77,677              73,908
                                                                           --------------       -------------
                       Total liabilities                                         795,903             784,419
                                                                           --------------       -------------

Company-obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely junior subordinated
     deferrable interest debenture of the Company                                 99,092              99,075

Shareholders' equity
Preferred stock -- $.01 par value; 5,000,000 shares authorized                         -                   -
Common stock -- $.01 par value; 187,500,000 shares
     authorized; 52,794,004 and 52,793,777 issued                                    528                 528
Additional paid-in capital                                                       265,828             265,828
Accumulated other comprehensive income                                            35,871              20,186
Retained earnings                                                              1,379,046           1,258,617
Treasury stock (8,671,193 and 8,091,924 shares at cost)                         (350,740)           (327,891)
                                                                           --------------       -------------
                       Total shareholders' equity                              1,330,533           1,217,268
                                                                           --------------       -------------
                       Total liabilities and shareholders' equity          $   2,225,528        $  2,100,762
                                                                           ==============       =============

          See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Six Months
                                                                                   Ended June 30,
                                                                           ----------------------------
(In thousands)                                                                 2000             1999
                                                                           -----------       ----------
Cash flows from operating activities
Net income                                                                 $   124,969       $   93,111
Adjustments to reconcile net income to net cash
     provided by operating activities:
              Realized capital gains, net                                       (1,138)            (344)
              Equity in earnings of affiliates                                  (4,344)          (3,126)
              Depreciation and amortization                                      7,649            3,325
              Changes in:
                 Reserve for losses and loss adjustment expenses                 9,735            8,823
                 Unearned premiums                                              (9,133)            (390)
                 Deferred policy acquisition costs                                 809           (7,625)
                 Accrued investment income                                        (543)             541
                 Reinsurance balances payable                                      749            4,152
                 Reinsurance recoverable and prepaid premiums                   (1,866)          (3,555)
                 Premiums receivable                                            (1,898)          (5,569)
                 Income taxes                                                    1,220            2,999
                 Receivable from affiliates                                        490            1,283
                 Receivable from Allstate                                            -           (2,056)
                 Other                                                          (8,778)         (26,743)
                                                                           -----------       ----------
                       Net cash provided by operating activities               117,921           64,826
                                                                           -----------       ----------
Cash flows from investing activities
Proceeds from sales of equity securities                                        22,303           16,085
Investment collections of fixed income securities                                  500                -
Proceeds from sales of fixed income securities                                 104,735          132,888
Investment purchases:
           Fixed income securities                                            (137,667)        (141,700)
           Equity securities                                                   (82,958)         (16,239)
Net decrease (increase) in short-term investments                               18,343          (18,049)
Investment in affiliates                                                       (19,506)            (740)
Purchase of PMI Ltd.                                                                 -           (7,799)
Purchase of property and equipment                                              (9,018)          (5,129)
                                                                           -----------       ----------
                       Net cash used in investing activities                  (103,268)         (40,683)
                                                                           -----------       ----------
Cash flows from financing activities
Proceeds from exercise of stock grants and options                               1,168              327
Principal payments on long-term debt                                            (4,804)               -
Dividends paid to shareholders                                                  (4,540)          (3,018)
Purchase of The PMI Group, Inc. common stock                                   (24,017)         (20,797)
                                                                           -----------       ----------
                       Net cash used in financing activities                   (32,193)         (23,488)
                                                                           -----------       ----------
Net (decrease) increase in cash                                                (17,540)             655
Cash at beginning of period                                                     28,076            9,757
                                                                           -----------       ----------
Cash at end of period                                                      $    10,536       $   10,412
                                                                           ===========       ==========

          See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), a Delaware corporation; its wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation; Residential Guaranty Co. ("RGC"), an Arizona corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; and PMI's wholly-owned subsidiaries, PMI Mortgage Insurance Ltd. ("PMI Ltd."), an Australian mortgage insurance company, PMI Mortgage Services Co. ("MSC"), a California corporation, and other insurance, reinsurance and non-insurance subsidiaries of PMI and TPG. TPG and its subsidiaries are collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI has equity interests in CMG Mortgage Insurance Company and CMG Reinsurance Company (collectively referred to as "CMG"), both of which conduct residential mortgage insurance and reinsurance business, and also Fairbanks Capital Holding Corp. ("Fairbanks"), a special servicer of single-family residential mortgages. TPG has an equity interest in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM Re"), a financial guaranty reinsurance company based in Bermuda. CMG, Fairbanks and Ram Re are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Interim results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1999 Annual Report to Shareholders.

Note 2 - Changes in Accounting Policy

Effective January 1, 2000 the Company changed its accounting policy for international subsidiaries and affiliates to report operations on a one-month lag from domestic operations. Accordingly, the results of foreign operations for the six months ended June 30, 2000 represent five months of activity.

Note 3 - Earnings per Share

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 44,094,069 and 44,887,242 for the three months ended June 30, 2000 and 1999, respectively, and 44,248,927 and 45,058,499 for the six months ended June 30, 2000 and 1999, respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and such options had the potential effect of increasing common shares to 44,736,476 and 45,170,097 for the three months ended June 30, 2000 and 1999, respectively, and 44,748,719 and 45,247,107 for the six months ended June 30, 2000 and 1999, respectively. Net income available to common shareholders does not change for computing diluted EPS.

Note 4 - Comprehensive Income

The reconciliation of net income to comprehensive income for the three months and the six months ended June 30, 2000 and 1999 are as follows:

                                                                            Three Months                     Six Months
                                                                            Ended June 30,                  Ended June 30,
                                                                       ------------------------        ------------------------
(In thousands)                                                           2000           1999              2000          1999
                                                                       ---------     ----------        ---------     ----------
Net income                                                             $  64,979     $   49,459        $ 124,969     $   93,111
Other comprehensive income, net of tax:
      Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during period           30,536        (22,844)          20,789        (28,153)
        Less: reclassification adjustment for gains
           included in net income                                           (241)          (213)            (740)          (224)
     Currency translation adjustment                                      (2,419)             -           (4,364)             -
                                                                       ---------     ----------        ---------     ----------
Other comprehensive income (loss), net of tax                             27,876        (23,057)          15,685        (28,377)
                                                                       ---------     ----------        ---------     ----------
Comprehensive income                                                   $  92,855     $   26,402        $ 140,654     $   64,734
                                                                       =========     ==========        =========     ==========

Note 5 - Deferred Policy Acquisition Costs ("DAC")

Consolidated mortgage insurance operations defers certain costs related to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenue in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business. Specific costs that consolidated mortgage insurance operations defers include all underwriting, contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred.

The DAC asset is amortized and charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.

The following table reconciles beginning and ending DAC balance for the periods indicated.

                                                               Three Months                      Six Months
                                                               Ended June 30,                   Ended June 30,
                                                        ----------------------------     ----------------------------
(In thousands)                                              2000             1999            2000             1999
                                                        -----------      ----------      -----------      -----------
Beginning DAC balance                                   $    68,827      $   65,682      $    69,579      $    61,605

U.S. acquisition costs incurred and deferred                 18,387          24,692           37,319           49,592
U.S. amortization of deferred costs                         (20,416)        (21,144)         (40,814)         (41,967)
Net change in PMI Ltd. DAC balance                            1,971               -            2,685                -
                                                        -----------      ----------      -----------      -----------
Ending DAC balance                                      $    68,769      $   69,230      $    68,769      $    69,230
                                                        ===========      ==========      ===========      ===========

Note 6 - Business Segments

The Company's reportable operating segments include Domestic Mortgage Insurance, International Mortgage Insurance and Title Insurance. The Other segment includes the income and expenses of the holding company, the results from the business of contract underwriting and software licensing, and the activity of an inactive broker-dealer. Intersegment transactions are immaterial. The Company evaluates performance primarily based on segment net income.

The following tables present information about reported segment income (loss) and segment assets for the periods indicated:

                                                  Domestic    International
Quarter ended June 30, 2000                       Mortgage       Mortgage        Title                           Consolidated
(In thousands)                                   Insurance      Insurance      Insurance         Other               Total
-------------------------------------------------------------------------------------------------------------------------------
Premiums earned                                   $  124,972      $  7,083       $ 24,778       $         -         $  156,833
                                                  ==========      ========       ========       ===========         ==========
Net underwriting income (expenses)
   before tax - external customers                $   69,586      $  3,509        $ 2,537       $    (6,628)        $   69,004
Investment income (including capital gains)           21,531         3,258            457             1,348             26,594
Equity in earnings of affiliates                       2,290             -              -               521              2,811
Interest expense                                           -          (766)             -            (1,807)            (2,573)
Distributions on preferred capital securities              -             -              -            (2,077)            (2,077)
                                                  ----------      --------       --------       -----------         ----------
   Income (loss) before income tax expense            93,407         6,001          2,994            (8,643)            93,759
Income tax expense (benefit)                          28,483         2,114          1,068            (2,885)            28,780
                                                  ----------      --------       --------       -----------         ----------
Net income (loss)                                 $   64,924      $  3,887       $  1,926       $    (5,758)        $   64,979
                                                  ==========      ========       ========       ===========         ==========

Total assets                                      $1,884,029      $177,481       $ 47,938       $   116,080         $2,225,528
                                                  ==========      ========       ========       ===========         ==========

                                                  Domestic
Quarter ended June 30, 1999                       Mortgage        Title                       Consolidated
(In thousands)                                   Insurance      Insurance        Other           Total
------------------------------------------------------------------------------------------------------------
Premiums earned                                   $  107,339      $ 23,991       $      -       $   131,330
                                                  ==========      ========       ========       ===========
Net underwriting income (expenses)
   before tax - external customers                $   49,956      $  2,715       $ (1,545)      $    51,126
Investment income (including capital gains)           19,390           380            790            20,560
Equity in earnings of affiliates                       1,302             -            292             1,594
Interest expense                                           -             -         (1,804)           (1,804)
Distributions on preferred capital securities              -             -         (2,077)           (2,077)
                                                  ----------      --------       ---------      -----------
   Income (loss) before income tax expense            70,648         3,095         (4,344)           69,399
Income tax expense (benefit)                          20,272         1,134         (1,466)           19,940
                                                  ----------      --------       ---------      -----------
Net income (loss)                                 $   50,376      $  1,961       $ (2,878)      $    49,459
                                                  ==========      ========       ========       ===========

Total assets                                      $1,680,790      $ 41,776       $ 90,672       $ 1,813,238
                                                  ==========      ========       ========       ===========

                                                  Domestic    International
Six Months ended June 30, 2000                    Mortgage       Mortgage        Title                            Consolidated
(In thousands)                                   Insurance      Insurance      Insurance            Other             Total
-------------------------------------------------------------------------------------------------------------------------------
Premiums earned                                   $  245,507      $ 12,674       $ 47,368         $       -         $  305,549
                                                  ==========      ========       ========         =========         ==========
Net underwriting income (expenses)
   before tax - external customers                $  129,114      $  7,229       $  4,068         $  (7,664)        $  132,747
Investment income (including capital gains)           42,621         6,585            914             2,793             52,914
Equity in earnings of affiliates                       4,071             -              -               273              4,344
Interest expense                                         (13)       (1,286)             -            (3,646)            (4,945)
Distributions on preferred capital securities              -             -              -            (4,155)            (4,155)
                                                  ----------      --------       --------         ---------         ----------
   Income (loss) before income tax expense           175,793        12,528          4,982           (12,398)           180,905
Income tax expense (benefit)                          53,384         4,228          1,666            (3,342)            55,936
                                                  ----------      --------       --------         ---------         ----------
Net income (loss)                                 $  122,409      $  8,300       $  3,316         $  (9,056)        $  124,969
                                                  ==========      ========       ========         =========         ==========

Total assets                                      $1,884,029      $177,481       $ 47,938         $ 116,080         $2,225,528
                                                  ==========      ========       ========         =========         ==========

                                                  Domestic
Six Months ended June 30, 1999                    Mortgage        Title                        Consolidated
(In thousands)                                   Insurance      Insurance        Other            Total
------------------------------------------------------------------------------------------------------------
Premiums earned                                   $  212,577      $ 47,522       $      -       $   260,099
                                                  ==========      ========       ========       ===========
Net underwriting income (expenses)
   before tax - external customers                $   93,297      $  4,940       $ (3,174)      $    95,063
Investment income (including capital gains)           38,541           748          1,457            40,746
Equity in earnings of affiliates                       2,563             -            563             3,126
Interest expense                                           -             -         (3,593)           (3,593)
Distributions on preferred capital securities              -             -         (4,155)           (4,155)
                                                  ----------      --------       --------       -----------
   Income (loss) before income tax expense           134,401         5,688         (8,902)          131,187
Income tax expense (benefit)                          38,919         2,071         (2,914)           38,076
                                                  ----------      --------       --------       -----------
Net income (loss)                                 $   95,482      $  3,617       $ (5,988)      $    93,111
                                                  ==========      ========       ========       ===========

Total assets                                      $1,680,790      $ 41,776       $ 90,672       $ 1,813,238
                                                  ==========      ========       ========       ===========

The Company did not have any major customers that accounted for more than 10% of its consolidated revenues for any of the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this document include: (i) management's expectation that secondary market bulk transactions will continue to be a portion of MICA's total origination volume during the year 2000, creating volatility in quarterly market share results of individual companies, including PMI; (ii) management's belief that the persistency rate may continue to increase if interest rates remain stable or rise during 2000; (iii) management's anticipation that the percentage of NIW subject to captive mortgage reinsurance agreements and other risk-share programs will continue to increase in 2000 and beyond, reducing the Company's net premiums written and net premiums earned; (iv) management's expectation that the amount of pool risk written by PMI in the year 2000 will be less than the amount written in 1999; (v) management's anticipation that the percentage of PMI's risk relating to risk-share programs will continue to increase as a percentage of total risk; (vi) management's belief that PMI's default rate may increase by year-end due to the maturation of insurance in force and seasonality; (vii) management's expectation that California will continue to account for a significant portion of total claims paid during the year 2000; (viii) management's expectation that, with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid may continue to decline; (ix) and management's anticipation that a significant percentage of NIW will be delivered through the contract underwriting channel during 2000. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-16") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

All forward-looking statements of the Company are qualified by and should be read in conjunction with the Investment Considerations set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Consolidated net income was $65.0 million in the three months ended June 30, 2000, a 31.3% increase over the corresponding period of 1999. The growth can be attributed to increases in premiums earned of 19.4% and net investment income of 33.0%, partially offset by a decrease in other income of 37.0%, an increase in losses and loss adjustment expenses of 17.1%, and an increase in interest expense of 44.4%. Included in the 2000 financial results are the operations from PMI Ltd., which was acquired in the third quarter of 1999 and contributed $3.9 million of net income in the three months ended June 30, 2000. Diluted net income per share increased by 33.0% to $1.45 in 2000. Excluding capital gains, operating earnings per share increased by 33.0% to $1.45. Revenues in the second quarter of 2000 increased by 20.3% to $187.9 million compared with the second quarter of 1999.

U.S. MORTGAGE INSURANCE OPERATIONS

The Company's primary operating subsidiary, PMI, contributed approximately 80% of total revenues in the second quarter of 2000, generated by mortgage guaranty insurance written in the United States. PMI's new insurance written ("NIW") decreased by 14.5% to $6.5 billion in the second quarter of 2000 compared with the corresponding period of 1999, primarily as a result of a decline in total residential mortgage origination activity and the corresponding decrease in total volume of the private mortgage insurance industry.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced a decrease in total new insurance written of 15.9% to $41.7 billion in the second quarter of 2000 from the corresponding period of 1999. This decrease was primarily due to a decline in total residential mortgage originations, particularly in refinancing activity, brought on by the rising interest rate environment. Total residential mortgage originations are estimated at $276 billion compared with $381 billion in the corresponding period of 1999, a 27.6% drop. Refinancing as a percentage of PMI's NIW decreased to 8.1% in the second quarter of 2000 from 25.6% in the corresponding period of 1999. The private mortgage insurance companies' market share increased to 60.3% of the total low down-payment market (insurable loans) from 50.9% in the second quarter of 1999. Management believes that the private mortgage insurance companies' increase in market share was primarily the result of an expansion of the MICA market through secondary market bulk transactions, which were generally not insured by MICA in 1999. (See IC2)

PMI's market share of NIW increased to 15.6% in the second quarter of 2000, compared with 15.3% in the second quarter of 1999. On a combined basis with CMG, market share increased to 17.1% in the second quarter of 2000 compared with 16.5% in the second quarter of 1999. PMI's market share decreased from the first quarter 2000 level of 18.1% due to a bulk transaction in the first quarter representing approximately $1 billion of NIW insured by PMI. Management believes the industry insured bulk NIW during the second quarter, in which PMI did not participate. Management expects these secondary market bulk transactions to continue to be a portion of MICA's total origination volume during 2000. Accordingly, management expects volatility in quarterly market share results of individual companies, including PMI.

PMI's cancellations of primary insurance in force decreased by 35.8% to $4.3 billion in the second quarter of 2000 compared with the corresponding period of 1999 primarily due to the decrease in refinancing activity previously discussed. As a result of the decrease in cancellation activity, PMI's persistency rate increased to 78.8% as of June 30, 2000 compared with 71.9% as of December 31, 1999 and 66.1% as of June 30, 1999. Management believes that if interest rates remain stable or rise during 2000, the persistency rate may continue to increase.

Insurance in force increased by 10.7% to $91.1 billion at June 30, 2000 compared with June 30, 1999. On a combined basis with CMG, insurance in force grew by 11.7% to $97.6 billion at June 30, 2000 compared with June 30, 1999. PMI's risk in force increased by 12.1% to $22.2 billion at June 30, 2000 compared with June 30, 1999. On a combined basis with CMG, risk in force grew by 12.7% to $23.8 billion compared with June 30, 1999. The strong growth rates in insurance and risk in force were primarily due to the decrease in cancellation activity (and the corresponding increase in persistency) and secondarily to the bulk transaction discussed above.

Consolidated U.S. mortgage insurance net premiums written grew by 8.5% to $123.1 million in the second quarter of 2000 compared with the corresponding period of 1999. This increase was primarily due to the growth of insurance and risk in force discussed above, the continued shift to deeper coverage products and to a recapture agreement of an old pool business reinsurance arrangement in the third quarter of 1999 (see Note 7 "Reinsurance" of the Notes to the Consolidated Financial Statements included in the PMI Group, Inc. 1999 Annual Report to Shareholders). The old pool risk in force was $1.4 billion at June 30, 2000. Refunded premiums decreased by 53.8% to $2.6 million as a result of the decrease in policy cancellations. Ceded premiums written increased by 8.2% to $8.0 million for the quarter ended June 30, 2000 due to the increasing use of captive reinsurance arrangements, offset by the lack of ceded premiums in 2000 related to the Old Pool reinsurance recapture agreement. Approximately 33% of new insurance written in the second quarter of 2000 was subject to captive mortgage reinsurance agreements compared with approximately 20% in the corresponding period of 1999. Management anticipates that the percent of the NIW subject to captive mortgage reinsurance agreements and other risk-share programs will continue to increase in 2000 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned. Mortgage insurance premiums earned increased 16.5% to $125.0 million in the second quarter of 2000 primarily due to the increase in premiums written.

GSE pool risk written totaled $24 million for the second quarter of 2000, compared with $61 million in the corresponding period of 1999. Management expects the amount of pool risk written in 2000 to be less than the amount of pool risk written in 1999. GSE pool risk in force was $725 million as of June 30, 2000, representing 3.3% of direct primary risk in force. Risk in force under risk-share programs with PMI's customers, represented approximately 24% of direct primary risk in force at June 30, 2000, compared to approximately 20% at June 30, 1999. During 2000, management anticipates the percentage of PMI's risk related to risk-share programs to continue to increase as a percent of total risk. (See IC10)

The percentage of PMI's insurance in force with deeper coverage continued to increase. Mortgages with original loan-to-value ratios greater than 90% and equal to or less than 95% ("95s") with 30% insurance coverage increased to 37.6% of risk in force as of June 30, 2000, from 35.9% as of June 30, 1999. Mortgages with original loan-to-value ratios greater than 85% and equal to or less than 90% ("90s") with 25% insurance coverage increased to 31.7% of risk in force as of June 30, 2000, compared with 31.2% as of June 30, 1999.

Mortgage insurance losses and loss adjustment expenses increased 9.3% to $24.7 million in the second quarter of 2000 compared with the second quarter of 1999 primarily due to an increase in the inventory of loans in default and the corresponding increase in loss reserves. Loans in default increased by 5.3% to 15,096 at June 30, 2000 compared with June 30, 1999. However, PMI's national default rate decreased by 0.06 percentage points to 1.93% at June 30, 2000 compared with June 30, 1999, due to an 8.3% increase in policies in force to 781,087 at June 30, 2000. Management believes that PMI's default rate may increase by year-end due to the maturation of insurance in force and seasonality. (See IC12)

Direct primary claims paid in the second quarter of 2000 decreased by 17.2% to $15.4 million compared with the same period in 1999, due to a 5.1% decrease in the average claim size to approximately $18,570 and a 13.2% decline in the number of claims paid to 867. The reduction in the average claim size is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Default rates on PMI's California policies decreased to 2.21% at June 30, 2000, from 2.59% at June 30, 1999. Policies written in California accounted for 11.8% and 31.6% of the total dollar amount of claims paid in the second quarter of 2000 and 1999, respectively. Management expects that California will continue to account for a significant portion of total claims paid during 2000. However, with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid could continue to decline. (See IC13)

Mortgage insurance policy acquisition costs incurred and deferred decreased by 25.5% to $18.4 million in the second quarter of 2000 compared with the same period in 1999 as a result of the 14.5% decrease in NIW and a decrease in contract underwriting. Amortization of policy acquisition costs decreased by 3.3% to $20.4 million. A significant portion of policy acquisition costs relates to contract underwriting. New policies processed by contract underwriters represented 23.7% of PMI's NIW in the second quarter of 2000 compared with 35.8% in the corresponding period of 1999. Management anticipates that a significant percentage of NIW will be delivered through the contract underwriting channel during 2000. (See IC7) Other mortgage insurance operating expenses decreased by 23.3% to $10.5 million in the second quarter of 2000 compared with the second quarter of 1999, due to 1999 Y2K remediation costs, and reengineering efforts in 1999 and 2000.

The mortgage insurance loss ratio declined by 1.3 percentage points to 19.8% in the quarter ended June 30, 2000 compared with the corresponding period in 1999. The decrease is attributed primarily to the growth in premiums which outstripped the slight increase in loss expenses as discussed above. The gross expense ratio (GAAP basis) decreased by 10.4 percentage points to 23.4% compared with the corresponding period in 1999 primarily due to the increase in premiums written along with the decrease in underwriting & other operating expenses. The combined ratio decreased by 6.9 percentage points to 44.9% in the second quarter of 2000 compared with the same period in 1999.


INTERNATIONAL MORTGAGE INSURANCE OPERATIONS

During 1999, the Company commenced operations in Australia and Hong Kong. The Company's Australian affiliate, PMI Ltd., was acquired on August 6, 1999. For the quarter ended June 30, 2000, PMI Ltd. generated $12.6 million of net premiums written and $7.1 million in net premiums earned. PMI Ltd.'s losses and loss adjustment expenses were $1.8 million and underwriting and other expenses were $2.6 million for the second quarter 2000. Investment income for PMI Ltd. was $3.3 million in the second quarter of 2000. NIW for PMI Ltd. was $2.1 billion in the second quarter while insurance in force grew to $18.2 billion as of June 30, 2000. Financial results for the operations in Hong Kong were immaterial during the second quarter of 2000.


TITLE INSURANCE OPERATIONS

Title insurance premiums earned increased 3.3% to $24.8 million in the three months ended June 30, 2000 compared with the same period in 1999 primarily due to continued geographic expansion efforts offset by the decrease in residential mortgage originations as previously noted. In the second quarter of 2000, approximately 70.6% of APTIC's premiums earned were generated from the state of Florida, compared with approximately 74.0% in the corresponding period of 1999. Underwriting and other expenses increased 4.8% to $22.0 million in the second quarter of 2000 compared with the same period in 1999 due to a increase in agency fees and commissions related to the increase in premiums earned. The title insurance combined ratio increased by 1.1 percentage points to 89.8%.

OTHER

Other income, which was generated primarily by MSC, decreased by 37.0% to $1.7 million in the second quarter of 2000 compared with the second quarter of 1999 primarily due to the decrease in contract underwriting services. Other expenses increased by 92.9% to $8.1 million, primarily due to international expansion and diversification efforts and secondarily to equity based compensation, partially offset by a decrease in contract underwriting expenses. (See IC7)

In the quarter ended June 30, 2000, the Company's net investment income (including realized capital gains) increased by 33.0% to $29.0 million compared with the second quarter of 1999 primarily due to the growth in the investment portfolio of $422 million over the second quarter of 1999. This increase is due to the acquisition of PMI Ltd. and positive cash flows generated by the Company. In addition, the current portfolio book yield increased to 6.1% at June 30, 2000 from 5.9% at June 30, 1999 primarily as a result of the increasing interest rate environment.

The Company's effective tax rate increased to 30.7% in the second quarter of 2000 from 28.7% in the second quarter of 1999 as a result of the increase in domestic and international underwriting operations relative to the increase in tax-exempt investment income.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Consolidated net income was $125.0 million in the six months ended June 30, 2000, a 34.3% increase over the corresponding period of 1999. The growth can be attributed to increases in premiums earned of 17.5% and net investment income of 29.0%, partially offset by an increase in underwriting and other expenses of 2.2%, a decrease in other income of 40.0%, an increase in losses and loss adjustment expenses of 4.2%, and an increase in interest expense of 36.1%. Included in the 2000 financial results are the operations from PMI Ltd., which was acquired in the third quarter of 1999 and contributed $8.3 million of net income for the six months ended June 30, 2000. Diluted net income per share increased by 35.4% to $2.79 in 2000. Excluding capital gains, operating earnings per share increased by 35.2% to $2.78. Revenues in the first half of 2000 increased by 18.0% to $367.3 million compared with the first six months of 1999.

U.S. MORTGAGE INSURANCE OPERATIONS

The Company's primary operating subsidiary, PMI, contributed approximately 80% of total revenues in the first half of 2000, generated by mortgage guaranty insurance written in the United States. PMI's NIW decreased by 16.8% to $12.4 billion in the first six months of 2000 compared with the corresponding period of 1999, primarily as a result of a decline in total residential mortgage origination activity and the corresponding decrease in total volume of the private mortgage insurance industry, partially offset by an increase in PMI's market share.

The private mortgage insurance industry experienced a decrease in total new insurance written of 25.2% to $74.4 billion for the six months ended June 30, 2000 compared with the corresponding period of 1999. This decrease was primarily due to a decrease in total residential mortgage originations, particularly in refinancing activity, brought on by the rising interest rate environment. Total residential mortgage originations are estimated at $464 billion for the first six months of 2000 compared with $732 billion in the corresponding period of 1999. Refinancing as a percentage of PMI's NIW decreased to 9.1% for the six months ended June 30, 2000 from 31.3% in the corresponding period of 1999. The private mortgage insurance companies' market share increased to 60.9% of the total low down-payment market (insurable loans) from 51.8% in the same period of 1999. Management believes that the private mortgage insurance companies' increase in market share was primarily the result of an expansion of the MICA market through secondary market bulk transactions which were generally not insured by MICA in 1999. (See IC2)

PMI's market share of NIW increased to 16.7% in the first six months of 2000 compared with 14.9% in the first six months of 1999. On a combined basis with CMG, market share increased to 18.1% in the first half of 2000 compared with 16.2% in the first half of 1999. Management believes the increase in PMI's market share was primarily the result of a bulk secondary market transaction representing approximately $1 billion in NIW insured by PMI during the first quarter of 2000, offset by bulk NIW insured by PMI's competitors in the second quarter of 2000. Management expects these bulk-type transactions to continue to be a portion of MICA's total origination volume during 2000. Accordingly, management expects volatility in market share results of individual companies, including PMI.

Consolidated U.S. mortgage insurance net premiums written grew by 13.3% to $240.1 million in the first six months of 2000 compared with the corresponding period of 1999. This increase was primarily due to the growth of insurance and risk in force as discussed above, the continued shift to deeper coverage products, and to a recapture agreement of an old pool business reinsurance arrangement in the third quarter of 1999 (see Note 7 "Reinsurance" of the Notes to the Consolidated Financial Statements included in the PMI Group, Inc. 1999 Annual Report to Shareholders). Refunded premiums decreased by 46.2% to $5.0 million as a result of the decrease in policy cancellations. Ceded premiums written decreased slightly by 1.8% to $16.2 million due to the lack of ceded premiums in 2000 related to the Old Pool reinsurance recapture agreement offset by the increasing popularity and usage of captive reinsurance arrangements. Approximately 30% of new insurance written in the second quarter of 2000 was subject to captive mortgage reinsurance agreements compared with approximately 20% in the corresponding period of 1999. Management anticipates that the percent of the NIW subject to captive mortgage reinsurance agreements and other risk-share programs will continue to increase in 2000 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned. Mortgage insurance premiums earned increased 15.5% to $245.5 million in the second quarter of 2000 primarily due to the increase in premiums written.

GSE pool risk written totaled $44 million for the six months ended June 30, 2000, compared with $103 million in the corresponding period of 1999. Management expects the amount of pool risk written in 2000 to be less than the amount of pool risk written in 1999.

Mortgage insurance losses and loss adjustment expenses increased 0.1% to $52.3 million in the first six months of 2000 compared with the first six months of 1999 primarily due to an increase in the inventory of loans in default and the corresponding increase in loss reserves.

Direct primary claims paid in the first half of 2000 decreased by 16.8% to $34.6 million compared with the same period in 1999 due to a 6.8% decrease in the average claim size to approximately $19,500 and a 10.7% decline in the number of claims paid to 1,779. The reduction in the average claim size is the result of a smaller percentage of claims originating from the California book of business and to increased loss mitigation efforts by PMI and lenders.

Mortgage insurance policy acquisition costs incurred and deferred decreased by 24.8% to $37.3 million for the six months ended June 30, 2000 compared with the same period in 1999 as a result of the 16.8% decrease in NIW and a decrease in contract underwriting. Amortization of policy acquisition costs decreased by 2.9% to $40.8 million. Contract underwriting generated 22.7% of NIW for the six months ended June 30, 2000 compared with 39.5% in the same period in 1999.
Other mortgage insurance operating expenses decreased by 6.8% to $23.4 million in the first six months of 2000 compared with the same period in 1999 due to 1999 Y2K remediation costs and reengineering efforts in 1999 and 2000.

The mortgage insurance loss ratio declined by 3.3 percentage points to 21.3% for the six months ended June 30, 2000 compared with the corresponding period in 1999. The decrease is attributed to the growth in premiums earned as discussed above. The gross expense ratio (GAAP basis) decreased by 10 percentage points to 25.3%
primarily due to the increase in premiums written and a decrease in expenses as discussed above. The combined ratio decreased by 8.2 percentage points to 48.1% in the first half of 2000 compared with the same period in 1999.


INTERNATIONAL MORTGAGE INSURANCE OPERATIONS

For the six months ended June 30, 2000, PMI Ltd. generated $18.6 million of net premiums written and $12.7 million in net premiums earned. PMI Ltd.'s losses and loss adjustment expenses were $2.2 million and underwriting and other expenses were $4.6 million for the first six months of 2000. Investment income for PMI Ltd. was $6.6 million in the first half of 2000. NIW for PMI Ltd. was $2.9 billion in the first half of 2000. Financial results for the operations in Hong Kong were immaterial for the first six months of 2000.


TITLE INSURANCE OPERATIONS

Title insurance premiums earned decreased 0.2% to $47.4 million for the six months ended June 30, 2000 compared with the same period in 1999 primarily due to the decrease in residential mortgage originations offset by geographic expansion, as previously noted. In the first half of 2000, approximately 69.8% of APTIC's premiums earned were generated from the state of Florida, compared with approximately 71.0% in the corresponding period of 1999. Underwriting and other expenses increased 1.7% to $42.8 million in the first half of 2000 compared with the same period in 1999 due to geographic expansion efforts. The title insurance combined ratio increased by 1.8 percentage points to 91.4%.


OTHER

Other income, which was generated primarily by MSC, decreased by 40.0% to $4.5 million in the first half of 2000 compared with the first half of 1999 primarily due to the decrease in contract underwriting services. Other expenses decreased by 13.2% to $12.0 million, primarily due to the decrease in contract underwriting services, offset by increased investment in diversification efforts.


In the six months ended June 30, 2000, the Company's net investment income (including realized capital gains) increased by 29.0% to $56.1 million compared with the first half of 1999 primarily due to the growth in the investment portfolio of $422 million over the first half of 1999. This increase is due to the acquisition of PMI Ltd. and positive cash flows generated by the Company.

The Company's effective tax rate increased to 30.9% in the first half of 2000 from 29.0% in the first half of 1999 as a result of the increase in domestic and international underwriting operations relative to the increase in tax-exempt investment income.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary. TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets.

PMI's ability to pay dividends to TPG is limited by, among other restrictions, the insurance laws of Arizona. Such laws provide that PMI may pay: (i) out of available surplus, (ii) without prior approval of the Arizona Insurance Director, (iii) dividends during any 12-month period not to exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. The laws of Florida limit the payment of dividends by APTIC to TPG in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. In addition to the dividend restrictions by state laws, the Company's credit agreements limit the payment of dividends by PMI, and various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends to TPG by PMI or APTIC. During the first quarter of 2000, APTIC declared a cash dividend of $3.0 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 2000 without prior permission from the Florida Department of Insurance. During July 2000, the Arizona Department of Insurance approved a return of capital of $50 million to be paid by PMI to TPG in the second half of 2000.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest and other expenses incurred by the holding company. The Company announced a stock repurchase program in the amount of $100.0 million authorized by the TPG Board of Directors in November 1998. During first half of 2000, TPG purchased $24.0 million of the Company's common stock. As of June 30, 2000, $51.2 million remained available under the 1998 authorization.

As of June 30, 2000, TPG had approximately $62.9 million of available funds. This amount has decreased from the December 31, 1999 balance of $93.1 million due primarily to the common stock repurchases in 2000 and investment in Fairbanks. In addition, TPG has two bank credit lines available totaling $50.0 million. At June 30, 2000, there were no outstanding borrowings under the credit lines.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment of this cash flow. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities totaled $103.3 million and $53.1 million in the six months ended June 30, 2000 and 1999, respectively. The increase in cash flows during this period was the result of a temporary timing difference relating primarily to the payment of income taxes in 1999 and to the increase in net income in 2000.

The Company's invested assets increased by $125.5 million at June 30, 2000 compared with December 31, 1999. This increase is primarily due to positive cash flows from consolidated operations and to the acquisition of PMI Ltd.

Consolidated reserves for losses and loss adjustment expenses increased by 3.4% to $291.7 million compared with December 31, 1999 primarily due to slight increases in the reserve balances for the primary and GSE pool books of business consistent with slight increases in the default inventory, partially offset by a decrease in the old pool reserve balance.

Consolidated shareholders' equity increased by 9.3% to $1.33 billion as of June 30, 2000 compared with December 31, 1999, due primarily to increases of $125.0 million from net income and $15.7 million from other comprehensive income, and $1.2 million from equity based compensation, offset by the common stock repurchases of $24.0 million and dividends declared of $4.5 million.

PMI's statutory risk-to-capital ratio at June 30, 2000 was 14.1 to 1, compared with 14.8 to 1 at December 31, 1999. (See IC9)



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

MARKET SHARE AND COMPETITION (IC2)

The Company's financial condition and results of operations could be harmed by a decline in its market share or a decline in market share of the private mortgage insurance industry as a whole. Numerous factors bear on the relative position of the private mortgage insurance industry versus government and quasi-governmental competition as well as the competition from lending institutions that choose not to insure against borrower default, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance.

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

In October 1999, the Federal Housing Finance Board ("FHF Board") adopted resolutions which authorize each Federal Home Loan Bank ("FHLB") to offer programs to fund or purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program and in July 2000 the FHF Board gave permanent authority to each FHLB to purchase such loans from member institutions. Under the FHF Board's rules, FHLBs and member institutions are also authorized to provide credit enhancement for eligible loans. Any expansion of the FHLBs ability to issue mortgage insurance or use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm the Company's financial condition and results of operations.

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

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. In particular, increases in the maximum loan amount that the FHA can insure can reduce the demand for private mortgage insurance. For example, management believes the decline in the MICA members' share of the mortgage insurance business from 56.3% at December 31, 1998 to approximately 52.4% at December 31, 1999 resulted in part from an increase in the maximum individual loan amount the FHA can insure. In January 2000, the maximum individual loan amount that FHA can insure increased to $219,849 from $208,800. This increase may cause demand for private mortgage insurance to decrease. In addition, the Omnibus Spending Bill of 1999 streamlined the FHA down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices.

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

On April 13, 1999 the Office of Federal Housing Enterprise Oversight ("OFHEO") announced proposed risk-based capital regulations, which could treat credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of AAA or higher more favorably than those issued by companies with AA or lower ratings. The director of OFHEO has stated that the agency expects to draft and publish in the Federal Register final regulations by the end of the year 2000. Shifts in the GSEs' preference for private mortgage insurance to other forms of credit enhancement, including a tiering of mortgage insurers based on their credit rating, could harm the Company's financial condition and results of operations.

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

The Home Owners Protection Act of 1998 ("Act") provides for the automatic termination or cancellation upon a borrower's request of private mortgage insurance upon satisfaction of certain conditions. Management is uncertain of the Act's impact on PMI's insurance in force, but believes any reduction in premiums attributed to the Act's required cancellation of mortgage insurance will not have a significant impact on the Company's financial condition and results of operations.

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

RATING AGENCIES (IC5)

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders, principally PMI's capital resources as computed by the rating agencies, and are not applicable to the Company's common stock or outstanding debt. On March 10, 2000, Standard & Poor's affirmed the AA+ financial strength rating and claims-paying ability rating of PMI. During June 1999, Moody's affirmed the Aa2 financial strength rating and claims-paying ability rating of PMI. During March 1999, Moody's announced that it changed PMI's and TPG's rating outlook from stable to negative, stating such action was based on TPG's stock repurchases, PMI's writing of GSE pool and diversification into new sectors. A reduction in PMI's claims-paying ratings below AA- could seriously harm the Company's financial condition and results of operations (See IC3).

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

CONTRACT UNDERWRITING SERVICES; NEW PRODUCTS (IC7)

The Company provides contract underwriting services for a fee that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. The Company also generally agrees to assume the cost of repurchasing underwritten-deficient loans that have been contract underwritten, a remedy not available under the Company's master primary insurance policies. Due to the demand of contract underwriting services, limitations on the number of available underwriting personnel, and heavy price competition among mortgage insurance companies, PMI's inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost PMI incurs to satisfy its underwriting services obligations could harm the Company's financial condition and results of operations.

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

Other factors affecting PMI's risk-to-capital ratio include: (i) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (ii) TPG's credit agreements and the terms of its guaranty of the debt incurred to purchase PMI Ltd.; and (iii) TPG's and PMI's credit or claims-paying ability ratings which generally require that the rating agencies' risk-to-capital ratio not exceed 20 to 1.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could harm the Company's financial condition and results of operations.

CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTV's in excess of 90% and less than or equal to 95% ("95s"). At June 30, 2000, 46.5% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTV's equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTV's in excess of 95% and up to 97% ("97s"). At June 30, 2000, 5.3% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. In June 2000, PMI introduced expanded coverage for certain mortgages with LTV's in excess of 97%. This expanded coverage has commensurately higher risk characteristics and pricing uncertainty. PMI's NIW also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole.

Since the fourth quarter of 1997, PMI has offered a new pool insurance product, which is generally used as an additional credit enhancement for certain secondary market mortgage transactions. New pool risk written was $24 million for the quarter ended June 30, 2000. This new pool insurance product provides coverage to certain loans with non-conforming, and therefore higher risk, characteristics. Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s and pool insurance products, the premiums earned on these products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from these products.

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

REGIONAL RISKS (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 15.1%, 7.6% and 7.2% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.21%, 2.49% and 1.77% compared with 1.89% nationwide as of June 30, 2000.

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

INTERNATIONAL MORTGAGE INSURANCE; STRATEGIC INVESTMENTS (IC16)

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

THE PMI GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
June 30, 2000


Item 1 - Legal Proceedings

On December 17, 1999, G. Craig Baynham and Linnie Baynham (collectively, the "Plaintiffs") filed a putative RESPA class action lawsuit against PMI Mortgage Insurance Co., the Company's mortgage insurance subsidiary. (For details relating to this action, see the Company's Form 8-K filed June 5, 2000.)

On May 15, 2000, Plaintiffs filed a motion for leave to file a Second Amended Complaint, naming Jerry M. Tucker and Ann Helms as additional plaintiffs, and including additional allegations in support of their contention that RESPA's one year stature of limitations should be equitably tolled as to claims of putative class member who paid mortgage insurance premiums on or after December 17, 1996. The court granted Plaintiffs' motion for leave to file a Second Amended Complaint and Plaintiffs served the Second Amended Complaint on PMI on June 9, 2000.

The Company continues to contest this action vigorously. Based upon the information presently available to the Company, management believes that this matter will not have a material adverse effect on the Company's financial position of results of operations. However, the outcome of litigation is inherently uncertain and accordingly there can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position of results of operations.


Item 4 - Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders held on May 18, 2000, the following individuals were elected to the Board of Directors:

1.                       Election of Directors

                                   Votes For              Votes Withheld
                                   ----------             --------------
Dr. James C. Castle                40,241,537                     42,514
Donald C. Clark                    40,241,549                     42,502
W. Roger Haughton                  40,241,015                     43,036
Wayne E. Hedien                    40,241,549                     42,502
Raymond L. Ocampo Jr.              40,237,049                     47,002
John D. Roach                      40,240,399                     43,652
Dr. Kenneth T. Rosen               40,241,549                     42,502
Richard L. Thomas                  40,241,534                     42,517
Mary Lee Widener                   40,240,926                     43,125
Ronald H. Zech                     40,241,549                     42,502

The following proposals were approved at the Company's Annual Meeting

                                      Votes for   Votes against  Votes Withheld
                                      ----------  -------------  --------------
2. Appointment of Ernst & Young LLP
   as Independent auditors of the
   Company for 2000.                  40,280,073      1,682           2,296


Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

    (b) Reports on Form 8-K:

            (i) On May 2, 2000 the Company filed a report on Form 8-K to amend the "Cautionary Statement" contained in the April 26, 2000 press release relating to projected operating earnings for the year 2001.

            (ii) On June 5, 2000 the Company filed a report on Form 8-K relating to a putative RESPA class action lawsuit filed against PMI Mortgage Insurance Co. by G. Craig Baynham and Linnie Baynham on December 17, 1999.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 2000.



                                    The PMI Group, Inc.



                                    /s/  John M. Lorenzen, Jr.
                                    ------------------------------
                                    John M. Lorenzen, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer



                                    /s/  Brian P. Shea
                                    ------------------------------
                                    Brian P. Shea
                                    Vice President and Controller,
                                    Chief Accounting Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)


Exhibit
Number                            Description of Exhibit
-------                           ----------------------

10.2*       Amendment No. 1 to The PMI Group, Inc. Equity Incentive Plan. (Restated as of August 16, 1999)

10.3*       Amendment No. 1 to The PMI Group, Inc. Stock Plan for Non-Employee Directors.
            (Restated as of August 16, 1999)

11.1        Computation of Net Income Per Share

27.1        Financial Data Schedule

-------------
* Compensatory or benefit plan in which certain executive officers or Directors of the PMI Group, Inc. or its subsidiaries are eligible to participate.