Form 10-Q
period 2000-09-30
PMI GROUP INC
filed 2000-11-14
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________ .

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Class of Stock         Par Value          Date              Number of Shares
--------------------------------------------------------------------------------
Common Stock             $0.01            9/30/00              44,262,724
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              THE PMI GROUP, INC.
                    Index to Quarterly Report on Form 10-Q
                              September 30, 2000

                                                                                               Page
                                                                                           ------------
Part I - Financial Information

  Item 1.  Interim Consolidated Financial Statements and Notes (Unaudited)

               Consolidated Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 2000 and 1999                                 3

               Consolidated Balance Sheets as of September 30, 2000 and
                 December 31, 1999                                                                 4

               Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2000 and 1999                                                 5

               Notes to Consolidated Financial Statements                                        6-9

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                         10-18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             18

           Cautionary Statements and Investment Considerations                                 18-24

Part II - Other Information

  Item 1.  Legal Proceedings                                                                      25

  Item 6.  Exhibits and reports of Form 8-K                                                       25

Signatures                                                                                        26

Index to Exhibits                                                                                 27

PART I - FINANCIAL INFORMATION
ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                     --------------------------------      ---------------------------------
(In thousands except per share amounts)                   2000              1999                2000               1999
                                                     --------------    --------------      --------------    ---------------
Revenues

 Premiums earned                                           $162,395          $147,663            $467,944           $407,761
 Investment income, less investment expense                  29,524            24,050              85,642             67,579
 Realized capital gains, net                                  1,420               168               2,558                512
 Other income                                                 1,707             6,313               6,213             13,767
                                                     --------------    --------------      --------------    ---------------
         Total revenues                                     195,046           178,194             562,357            489,619
                                                     --------------    --------------      --------------    ---------------

Losses and expenses

 Losses and loss adjustment expenses                         22,413            31,217              77,346             83,934
 Amortization of policy acquisition costs                    19,189            19,004              59,191             60,971
 Underwriting and other operating expenses                   49,964            46,736             132,337            124,542
 Interest expense                                             2,632             1,817               7,575              5,410
 Distribution on preferred capital securities                 2,077             2,077               6,232              6,232
                                                     --------------    --------------      --------------    ---------------
         Total losses and expenses                           96,275           100,851             282,681            281,089
                                                     --------------    --------------      --------------    ---------------

Income before income taxes                                   98,771            77,343             279,676            208,530
Income tax expense                                           29,515            22,840              85,451             60,916
                                                     --------------    --------------      --------------    ---------------
Net income                                                 $ 69,256          $ 54,503            $194,225           $147,614
                                                     ==============    ==============      ==============    ===============

Per common share data:

         Basic net income                                  $   1.57          $   1.22            $   4.39           $   3.28
                                                     ==============    ==============      ==============    ===============
         Diluted net income                                $   1.53          $   1.21            $   4.33           $   3.26
                                                     ==============    ==============      ==============    ===============
         Diluted operating income                          $   1.51          $   1.20            $   4.29           $   3.26
                                                     ==============    ==============      ==============    ===============

         See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,             December 31,
(In thousands)                                                                            2000                     1999
                                                                                  -------------------      -------------------
                                                                                       (Unaudited)
Assets
Investments:
  Available for sale, at fair value:
    Fixed income securities (amortized cost $1,595,522 and $1,485,396)                     $1,634,586               $1,479,310
  Equity securities
    Common stock (cost $56,818 and $44,714)                                                    94,955                   83,890
    Preferred stock (cost $108,490 and $17,660)                                               109,558                   17,582
  Common stock of affiliates, at underlying book value                                        120,587                   91,453
  Short term investments (at cost, which approximates fair value)                              88,844                  145,093
                                                                                  -------------------      -------------------
         Total investments                                                                  2,048,530                1,817,328
                                                                                  -------------------      -------------------

Cash                                                                                           16,902                   28,076
Accrued investment income                                                                      24,829                   22,058
Reinsurance recoverable and prepaid premiums                                                   52,141                   50,714
Premiums receivable                                                                            35,435                   30,659
Receivable from affiliates                                                                      1,437                    2,996
Deferred policy acquisition costs                                                              63,839                   69,579
Property and equipment, net                                                                    48,757                   40,462
Other assets                                                                                   45,063                   38,890
                                                                                  -------------------      -------------------
         Total assets                                                                      $2,336,933               $2,100,762
                                                                                  ===================      ===================
Liabilities
Reserve for losses and loss adjustment expenses                                            $  295,297               $  282,000
Unearned premiums                                                                             177,206                  182,089
Long-term debt                                                                                140,221                  145,367
Reinsurance balances payable                                                                   27,121                   25,415
Deferred income taxes                                                                          92,030                   75,640
Other liabilities and accrued expenses                                                         92,969                   73,908
                                                                                  -------------------      -------------------
         Total liabilities                                                                    824,844                  784,419
                                                                                  -------------------      -------------------
Company-obligated mandatorily redeemable preferred capital
  securities of subsidiary trust holding solely junior subordinated
  deferrable interest debenture of the Company                                                 99,100                   99,075

Shareholders' equity
Preferred stock -- $.01 par value; 5,000,000 shares authorized                                      -                        -
Common stock -- $.01 par value; 187,500,000 shares
  authorized; 52,794,004 and 52,793,777 issued                                                    528                      528
Additional paid-in capital                                                                    265,828                  265,828
Accumulated other comprehensive income                                                         45,517                   20,186
Retained earnings                                                                           1,447,542                1,258,617
Treasury stock (8,531,280 and 8,091,924 shares at cost)                                      (346,426)                (327,891)
                                                                                  -------------------      -------------------
         Total shareholders' equity                                                         1,412,989                1,217,268
                                                                                  -------------------      -------------------
              Total liabilities and shareholders' equity                                   $2,336,933               $2,100,762
                                                                                  ===================      ===================

          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                     ------------------------------------
(In thousands)                                                                             2000                 1999
                                                                                     ---------------      ---------------
Cash flows from operating activities
Net Income                                                                                 $ 194,225            $ 147,614
Adjustment to reconcile net income to net cash provided by
  operating activities:
      Realized capital gains, net                                                             (2,558)                (512)
      Equity in earnings of affiliates                                                        (7,636)              (4,762)
      Depreciation and amortization                                                            9,024               11,005
      Changes in:
         Reserve for losses and loss adjustment expenses                                      13,297               64,462
         Unearned premiums                                                                    (4,883)              82,151
         Deferred policy acquisition costs                                                     5,740               (9,177)
         Accrued investment income                                                            (2,771)                (565)
         Reinsurance balances payable                                                          1,706                6,583
         Reinsurance recoverable and prepaid premiums                                         (1,427)             (10,352)
         Premiums receivable                                                                  (4,776)              (4,544)
         Income taxes                                                                           (614)                 811
         Receivable from affiliates                                                            1,559                1,573
         Receivable from Allstate                                                                  -               23,657
         Other                                                                                 9,193               78,902
                                                                                     ---------------      ---------------
              Net cash provided by operating activities                                      210,079              386,846
                                                                                     ---------------      ---------------
Cash flows from investing activities
Proceeds from sales of equity securities                                                      38,945               19,040
Investment collections of equity securities                                                    1,450                   61
Investment collections of fixed income securities                                                  -                3,000
Proceeds from sales of fixed income securities                                               132,556              145,836
Investment purchases:
      Fixed income securities                                                               (255,409)            (346,459)
      Equity securities                                                                     (132,168)             (39,396)
Net decrease (increase) in short-term investments                                             56,249              (48,468)
Investment in affiliates                                                                     (20,738)             (22,009)
Purchase of PMI Ltd.                                                                               -              (78,295)
Purchase of property and equipment                                                           (13,157)             (13,008)
                                                                                     ---------------      ---------------
              Net cash used in investing activities                                         (192,272)            (379,698)
                                                                                     ---------------      ---------------
Cash flows from financing activities
Proceeds from exercise of stock grants and options                                             5,482                  327
Issuance of long-term debt                                                                         -               45,825
Principal payments on long-term debt                                                          (5,146)                   -
Dividends paid to shareholders                                                                (5,300)              (4,510)
Purchase of The PMI Group, Inc. common stock                                                 (24,017)             (25,380)
                                                                                     ---------------      ---------------
              Net cash used in financing activities                                          (28,981)              16,262
                                                                                     ---------------      ---------------
Net increase (decrease) in cash                                                              (11,174)              23,410
Cash at beginning of period                                                                   28,076                9,757
                                                                                     ---------------      ---------------
Cash at end of period                                                                      $  16,902            $  33,167
                                                                                     ===============      ===============

          See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of The PMI Group, Inc. ("TPG"), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona Corporation; Residential Guaranty Co. ("RGC"), an Arizona corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; and PMI's wholly-owned subsidiaries, PMI Mortgage Insurance Ltd. ("PMI Ltd."), an Australian mortgage insurance company, PMI Mortgage Services Co. ("MSC"), a California corporation, and other insurance, reinsurance and non-insurance subsidiaries of PMI and TPG. TPG and its subsidiaries are collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated in consolidation. In addition, PMI has equity interests in CMG Mortgage Insurance Company and CMG Reinsurance Company (collectively referred to as "CMG"), both of which conduct residential mortgage insurance and reinsurance business, and also Fairbanks Capital Holding Corp. ("Fairbanks"), a special servicer of single-family residential mortgages. TPG has equity interests in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM RE"), a financial guaranty reinsurance company based in Bermuda. CMG, Fairbanks and Ram Re are accounted for on the equity method in the Company's consolidated financial statements.

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Interim results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 1999 Annual Report to Shareholders.

Note 2 - Changes in Accounting Policy

Effective January 1, 2000 the Company changed its accounting policy for international subsidiaries and affiliates to report operations on a one-month lag from domestic operations. Accordingly, the results of foreign operations for the nine months ended September 30, 2000 represent eight months of activity.

Note 3 - Earnings per Share

The weighted average common shares outstanding for computing basic earnings per share ("EPS") were 44,213,298 and 44,773,670 for the three months ended September 30, 2000 and 1999, respectively, and 44,240,198 and 44,962,512 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and such options had the potential effect of increasing common shares to 45,139,404 and 45,221,950 for the three months ended September 30, 2000 and 1999, respectively, and 44,896,795 and 45,231,483 for the nine months ended September 30, 2000 and 1999, respectively. Net income available to common shareholders does not change for computing diluted EPS.

Note 4 - Comprehensive Income

The reconciliation of net income to comprehensive income for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 ----------------------------      ------------------------------
(In thousands)                                                        2000            1999              2000              1999
                                                                 -----------      -----------      ------------      ------------
Net income                                                           $69,256         $ 54,503          $194,225          $147,614
Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period            10,354          (17,391)           31,143           (45,544)
   Less: reclassification adjustment for gains
         included in net income                                         (923)            (109)           (1,663)             (333)
Currency translation adjustment                                          215                -            (4,149)                -
                                                                 -----------      -----------      ------------      ------------
Other comprehensive income (loss), net of tax                          9,646          (17,500)           25,331           (45,877)
                                                                 -----------      -----------      ------------      ------------
Comprehensive income                                                 $78,902         $ 37,003          $219,556          $101,737
                                                                 ===========      ===========      ============      ============

Note 5 - Deferred Policy Acquisition Costs ("DAC")

The Company defers certain costs in its mortgage insurance operations relating to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenue in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business. Specific costs that consolidated mortgage insurance operations defers including all underwriting, contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred.

The DAC asset is amortized and charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.

The following table reconciles beginning and ending DAC balance for the periods indicated.

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September  30,
                                                                 ----------------------------      -------------------------------
(In thousands)                                                      2000             1999              2000               1999
                                                                 -----------      -----------      ------------      -------------
Beginning DAC balance                                               $ 68,769         $ 69,230          $ 69,579           $ 61,605
U.S. Acquisition costs incurred and deferred                          16,602           20,556            53,109             70,148
U.S. Amortization of deferred costs                                  (19,189)         (19,004)          (59,191)           (60,971)
Net change in PMI Ltd. DAC balance                                    (2,343)               -               342                  -
                                                                 -----------      -----------      ------------      -------------
Ending DAC balance                                                  $ 63,839         $ 70,782          $ 63,839           $ 70,782
                                                                 ===========      ===========      ============      =============

Note 6 - Business Segments

The Company's reportable operating segments include Domestic Mortgage Insurance, International Mortgage Insurance and Title Insurance. The Other segment includes the income and expenses of the holding company, the results from MSC, and the activity of an inactive broker-dealer. Intersegment transactions are immaterial. The Company evaluates performance primarily based on segment net income.

The following tables present information about reported segment income (loss) and segment assets for the periods indicated:

                                        Domestic        International
Quarter ended September 30, 2000        Mortgage           Mortgage         Title                     Intersegment    Consolidated
(In thousands)                          Insurance         Insurance       Insurance     Other         Adjustments         Total
---------------------------------------------------------------------------------------------------------------------------------
Premiums earned                         $  127,376          $  7,439      $27,580     $      -             $    -      $  162,395
                                    =============================================================================================
Net underwriting income (expenses)
 before tax--external customers         $   74,794          $  2,990      $ 2,387     $ (7,636)            $    -      $   72,535
Investment income (including
 capital gains)                             22,631             2,614          474        2,385                  -          28,104
Equity in earnings of affiliates             2,237              (668)           -        1,272                  -           2,841
Interest expense                                (6)             (762)           -       (1,864)                 -          (2,632)
Distributions on preferred capital
 securities                                      -                 -            -       (2,077)                 -          (2,077)
                                    ---------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense                                    99,656             4,174        2,861       (7,920)                 -          98,771
Income tax expense (benefit)                31,132               926        1,031       (3,574)                 -          29,515
                                    ---------------------------------------------------------------------------------------------
Net income (loss)                       $   68,524          $  3,248      $ 1,830     $ (4,346)            $    -      $   69,256
                                    =============================================================================================
Total assets                            $1,964,631          $180,354      $50,235     $141,713             $    -      $2,336,933
                                    =============================================================================================

                                        Domestic         International
Quarter ended September 30, 1999        Mortgage           Mortgage        Title                     Intersegment    Consolidated
(In thousands)                         Insurance          Insurance      Insurance      Other        Adjustments        Total
---------------------------------------------------------------------------------------------------------------------------------
Premiums earned                         $  116,524          $  4,786      $26,353     $      _             $   -       $  147,663
                                    =============================================================================================
Net underwriting income (expenses)
 before tax--external customers         $   51,116          $  1,879      $ 3,066     $    958             $    -      $   57,019
Investment income                           20,117             1,419          422          624                  -          22,582
Equity in earnings of affiliates                 -                 -            -         (267)             1,903           1,636
Interest expense                                 -                 -            -       (1,817)                 -          (1,817)
Distributions on preferred capital
    securities                                   -                 -            -       (2,077)                 -          (2,077)
                                    ---------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense                                    71,233             3,298        3,488       (2,579)             1,903          77,343
Income tax expense (benefit)                21,114             1,117        1,281         (672)                 -          22,840
                                    ---------------------------------------------------------------------------------------------
Net income (loss)                       $   50,119          $  2,181      $ 2,207     $ (1,907)            $1,903      $   54,503
                                    =============================================================================================
Total assets                            $1,713,925          $176,753      $45,597     $104,058             $    -      $2,040,333
                                    =============================================================================================

                                         Domestic         International
Nine Months ended September 30, 2000     Mortgage           Mortgage        Title                   Intersegment    Consolidated
(In thousands)                          Insurance          Insurance      Insurance      Other      Adjustments        Total
-----------------------------------------------------------------------------------------------------------------------------------
Premiums earned                         $  372,883          $ 20,114       $74,947     $      -          $    -      $  467,944
                                     ==============================================================================================
Net underwriting income (expenses)
 before tax--external customers         $  203,910          $ 10,218       $ 6,455     $(15,301)              -      $  205,282
Investment income (including
 capital gains)                             65,250             9,408         1,388        5,179               -          81,225
Equity in earnings of affiliates             6,308              (877)            -        1,296             249           6,976
Interest expense                               (19)           (2,048)            -       (5,508)              -          (7,575)
Distributions on preferred capital
 securities                                      -                 -             -       (6,232)              -          (6,232)
                                     ----------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense                                   275,449            16,701         7,843      (20,566)            249         279,676
Income tax expense (benefit)                84,516             5,153         2,698       (6,916)              -          85,451
                                     ----------------------------------------------------------------------------------------------
Net income (loss)                       $  190,933          $ 11,548       $ 5,145     $(13,650)         $  249      $  194,225
                                     ==============================================================================================
Total assets                            $1,964,631          $180,354       $50,235     $141,713          $    -      $2,336,933
                                     ==============================================================================================

                                         Domestic         International
Nine Months ended September 30, 1999     Mortgage           Mortgage        Title                   Intersegment    Consolidated
(In thousands)                          Insurance          Insurance      Insurance      Other      Adjustments        Total
-----------------------------------------------------------------------------------------------------------------------------------
Premiums earned                         $  329,100          $  4,786       $73,875     $                 $    -      $  407,761
                                     ==============================================================================================
Net underwriting income (expenses)
 before tax--external customers         $  144,411          $  1,879       $ 8,006     $ (2,215)         $    -      $  152,081
Investment income                           58,658             1,419         1,170        2,081               -          63,328
Equity in earnings of affiliates                 -                 -             -        3,542           1,221           4,763
Interest expense                                 -                 -             -       (5,410)              -          (5,410)
Distributions on preferred capital
 securities                                      -                 -             -       (6,232)              -          (6,232)
                                     ---------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense                                   203,069             3,298         9,176       (8,234)          1,221         208,530
Income tax expense (benefit)                60,032             1,117         3.352       (3,585)              -          60,916
                                     ---------------------------------------------------------------------------------------------
Net income (loss)                       $  143,037          $  2,181       $ 5,824     $ (4,649)         $1,221      $  147,614
                                     =============================================================================================
Total assets                            $1,713,925          $176,753       $45,597     $104,058          $    -      $2,040,033
                                     =============================================================================================

The Company did not have any major customers that accounted for more than 10% of its consolidated revenues for any of the periods presented.

Note 7 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for the Company July 1, 2000. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activity. It requires that all derivatives are measured at fair value and recognized as assets or liabilities in the financial statements. Management does not anticipate the adoption of SFAS 133 will have a material impact on the Company's financial condition or results of operations due to its limited use of derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this document include: (i) management's anticipation that secondary market bulk transactions will continue to be an increasing portion of MICA's total origination volume;
(ii) management's expectation of some volatility in the quarterly market share of individual companies, including PMI, as a result of secondary market transactions; (iii) management's expectation of higher delinquency and default rates for non-traditional loans insured by PMI; (iv) management's belief that the persistency rate may continue to increase moderately if interest rates remain stable or rise during the remainder of 2000; (v) management's belief that the percentage of NIW subject to captive reinsurance agreements and other risk-sharing programs could continue to increase in 2000 and beyond and that the continued growth of captive reinsurance is expected to reduce the Company's net premiums written and net premiums earned over the long-term; (vi) management's expectation that the amount of pool risk written in 2000 will be less than the amount written in 1999; (vii) management's anticipation that, during 2000, the percentage of PMI's risk related to risk-sharing programs will continue to increase as a percentage of total risk; (viii) management's belief that PMI's default rate may increase by year-end due to the maturation of insurance in force and seasonality; (ix) management's expectation that California will continue to account for a significant portion of total claims paid during 2000;
(x) management's belief that, with continued improvement in the California economy, increased benefits of loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid could continue to decline; and (xi) management's anticipation that contract underwriting will continue to generate a significant percentage of PMI's NIW for the foreseeable future and, therefore, remain a significant component of acquisition costs. When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectations or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Cautionary Statements and Investment Considerations" ("IC# 1-17") set forth below and other risks detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

All forward-looking statements of the Company are qualified by and should be read in conjunction with the Investment Considerations set forth below and in the Company's other periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Consolidated net income was $69.3 million for the three months ended September 30, 2000, a 27.1% increase compared to the same period of 1999. The growth can be attributed to increases in premiums earned of 10.0%, net investment income of 22.8%, realized capital gains of 746.1% and a decrease in losses and loss adjustment expenses of 28.2%, partially offset by a decrease in other income of 73.0% and increases in interest expense of 44.8% and underwriting and other operating expenses of 6.9%. Diluted net income per share increased by 26.4% to $1.53 compared to the same period in 1999. Excluding capital gains, operating earnings per share increased by 25.8% to $1.51 compared to the same period in 1999. Revenues for the third quarter of 2000 increased by 9.5% to $195.0 million compared to the third quarter of 1999.

U.S. MORTGAGE INSURANCE OPERATIONS

The Company's primary operating subsidiary, PMI, contributed approximately 78% of total revenues for the quarter ended September 30, 2000 from mortgage guaranty insurance written in the United States. PMI's new insurance written ("NIW") decreased by 5.9% to $6.9 billion in the third quarter of 2000 compared to the same period of 1999, primarily as a result of a decline in total residential mortgage origination activity and the corresponding decrease in total volume of the private mortgage insurance industry, partially offset by an increase in PMI's market share as discussed below.

The members of the private mortgage insurance industry, as reported by the industry's trade association, Mortgage Insurance Companies of America ("MICA"), experienced an 8.5% decrease in total new insurance written to $45.4 billion during the third quarter of 2000 compared with the corresponding period of 1999. This decrease was primarily due to a decline in total residential mortgage originations, particularly in refinancing activity, resulted from the rising interest rate environment. Total residential mortgage originations are estimated at $280 billion for the third quarter of 2000 compared to $295 billion in the same period of 1999, a decrease of 5.1%, as reported by Inside Mortgage Finance. Refinancing as a percentage of PMI's NIW decreased to 7.9% in the third quarter of 2000 from 13.7% in the same period of 1999. The private mortgage insurance companies' market share increased to 60.2% of the total low down-payment market (insurable loans) from 53.3% in the third quarter of 1999. Management believes that the private mortgage insurance companies' increase in market share was the result of increased secondary market bulk transactions. (See IC2)

PMI's market share of NIW increased to 15.2% in the third quarter of 2000 compared to 14.8% in the third quarter of 1999, and decreased from 15.6% in the second quarter of 2000. On a combined basis with CMG, market share increased to 16.5% in the third quarter of 2000 compared with 16.1% in the corresponding period of 1999. Management believes PMI's market share increase from the third quarter of 1999 is primarily due to transactions involving Alternative A and A-loans C (see below). PMI did not write mortgage finance on such loans during 1999. The decline in the third quarter of 2000 from the second quarter of 2000 is primarily due to increased secondary market transactions by PMI's competitors. Management anticipates these secondary market bulk transactions to continue to be an increasing portion of MICA's total origination volume over the short term. Management expects volatility in quarterly market share of individual companies, including PMI, as a result of these secondary market transactions.

PMI's NIW for the third quarter of 2000 also includes Alternative A and A- loans ("non-traditional loans"), and involved transactions with mortgage lenders and investors. This business accounted for approximately 17% of PMI's total third quarter NIW. Loan characteristics, credit quality, loss development, pricing structures and persistency on this book of business can be significantly different than PMI's traditional prime business. Management expects higher delinquency and default rates for the non-traditional loans and incorporates these assumptions in its pricing. However, there can be no assurance that this book of business will generate the same returns as PMI's standard business or that the premiums will adequately compensate for the associated risk. (See IC10)

PMI's cancellations of primary insurance in force decreased by 14.6% to $4.3 billion during the third quarter of 2000 compared with the corresponding period of 1999, primarily due to the decrease in refinancing activity previously discussed. As a result of the decrease in cancellation activity, PMI's persistency rate increased to 80.8% as of September 30, 2000 compared with 71.9% as of December 31, 1999 and 68.5% as of September 30, 1999. Management believes that if interest rates remain stable or rise during 2000, the persistency rate may continue to increase moderately.

Insurance in force increased by 10.9% to $93.8 billion at September 30, 2000 compared with September 30, 1999. On a combined basis with CMG, insurance in force grew by 11.6% to $100.6 billion as of September 30, 2000. PMI's risk in force increased by 11.0% to $22.8 billion at September 30, 2000 compared with September 30, 1999. On a combined basis with CMG, risk in force increased by 11.9% to $24.5 billion as of September 30, 2000. The growth in insurance in force and risk in force was primarily due to the decrease in cancellation activity and the corresponding increase in persistency.

Net premiums written increased by 2.3% to $128.9 million for the third quarter of 2000 compared to the same period of 1999. This increase was primarily due to the growth of insurance and risk in force discussed above, offset by a one time increase to net premiums written in the third quarter of 1999 due to a recapture agreement of an old pool business reinsurance arrangement (see Note 7 "Reinsurance" of the Notes to the Consolidated Financial Statements included in the PMI Group, Inc. 1999 Annual Report to Shareholders). The old pool risk in force was $1.4 billion as of September 30, 2000 and 1999. Refunded premiums decreased by 24.1% to $2.5 million as a result of the decrease in policy cancellations in the third quarter of 2000. Ceded premiums written increased by 149.2% to $10.2 million for the quarter ended September 30, 2000, primarily due to the effect of the recapture agreement on ceded premiums in the third quarter of 1999 and the increased use of captive reinsurance arrangements in 2000. Approximately 38% of new insurance written in the third quarter of 2000 was subject to captive mortgage reinsurance agreements compared with approximately 28% in the corresponding period of 1999. Management believes that the percentage of the NIW subject to captive mortgage reinsurance agreements and other risk-share programs could continue to increase in 2000 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned over the long-term. Mortgage insurance premiums earned increased by 9.3% to $127.4 million in the third quarter of 2000 primarily due to the increase in premiums written.

GSE pool risk written totaled $49.5 million during the third quarter of 2000 compared with $89.6 million in the corresponding period of 1999. Management expects the amount of pool risk written in 2000 to be less than the amount of pool risk written in 1999. GSE pool risk in force was $774.2 million as of September 30, 2000, compared to $637.1 million as of September 30, 1999. Risk in force under risk-share programs with PMI's customers represented approximately 25% of direct primary risk in force at September 30, 2000. During 2000, management anticipates the percentage of PMI's risk related to risk-share programs to continue to increase as a percent of total risk. (See ICI0)

Mortgage insurance losses and loss adjustment expenses decreased by 32.7% to $20.4 million during the third quarter of 2000 compared to the same period of 1999, primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments. Loans in default increased by 4.5% to 15,876 at September 30, 2000 compared with September 30, 1999, primarily due to the maturation of insurance in force and to a higher level of defaults on the alternative A and A- book of business. PMI's national default rate decreased by 0.08 percentage points to 1.99% at September 30, 2000 compared with September 30, 1999, primarily due to the increase in policies in force. Management believes that PMI's default rate may increase by year-end due to the continued maturation of insurance in force and seasonality. (See ICI2)

Direct primary claims paid during the third quarter of 2000 decreased by 26.4% to $15.0 million compared to the same period of 1999, due to an 11.0% decrease in the average claim size to approximately $18,165 and a 21.1% decline in the number of claims paid to 825. The reduction in the average claim size was the result of a smaller percentage of claims originating from the California book of business and increased loss mitigation efforts by PMI and investors.

Default rates on PMI's California policies decreased to 2.20% at September 30, 2000, from 2.61% at September 30, 1999. Claims paid for the policies written in California accounted for 14.1% and 31.5% of the total dollar amount of claims paid during the third quarter of 2000 and 1999, respectively. Management expects that California will continue to account for a significant portion of total claims paid during 2000. However, with continued improvement in the California economy, increased benefits from loss mitigation efforts and improved default reinstatement rates, California claims paid as a percentage of total claims paid could continue to decline. (See ICI3)

Mortgage insurance policy acquisition costs incurred and deferred decreased by 12.7% to $16.6 million in the third quarter of 2000 compared to the same period of 1999, due to the decrease in NIW and the decrease in contract underwriting. Amortization of policy acquisition costs increased slightly to $19.2 million. A significant portion of policy acquisition costs relate to contract underwriting. New policies processed by contract underwriters represented 23.2% of PMI's NIW for the third quarter of 2000 compared with 36.2% in the corresponding period of 1999. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW for the foreseeable future, and accordingly, remain a significant component of acquisition costs. (See IC7) Other mortgage insurance operating expenses decreased by 18.8% to $13.1 million in the third quarter of 2000 compared to the same period of 1999, due to 1999 Y2K remediation costs and reengineering efforts implemented in 1999 and 2000.

The mortgage insurance loss ratio declined to 16.0% for the quarter ended September 30, 2000 from 26.0% in the same period of 1999. The decline was attributed primarily to the increase in premiums earned and the decrease in loss expenses as discussed above. The gross expense ratio (GAAP basis) decreased to 23.0% from 27.9% in the third quarter of 1999, primarily due to the increase in net premiums written along with the decrease in underwriting and other operating expenses. The combined ratio decreased by 12.9 percentage points to 41.0% for the third quarter of 2000 compared with the third quarter of 1999.

INTERNATIONAL MORTGAGE INSURANCE OPERATIONS

PMI Ltd. was acquired on August 6, 1999 and accordingly the third quarter results were not necessarily comparable to the prior year. Net income for PMI Ltd. was $3.2 million for the three months ended September 30, 2000 compared to $2.2 million for the period from August 6 to September 30, 1999. PMI Ltd. generated $9.6 million of net premiums written and $7.4 million in premiums earned for the third quarter of 2000 compared with $4.0 million of net premiums written and $4.8 million in premiums earned for the period from August 6 to September 30, 1999. PMI Ltd.'s losses and loss adjustment expenses were $1.8 million and underwriting and other expenses were $3.4 million for the third quarter of 2000, compared with losses and loss adjustment expenses of $0.7 million and underwriting and other expenses of $2.2 million for the period from August 6 to September 30, 1999. Investment income for PMI Ltd. was $1.9 million for the third quarter of 2000 compared to $1.4 million for the period from August 6 to September 30, 1999. NIW for PMI Ltd. was $1.2 billion for the quarter ended September 30, 2000 while insurance in force grew to $18.4 billion as of September 30, 2000. Financial results for the operations in Hong Kong were immaterial in the third quarter of 2000.

TITLE INSURANCE OPERATIONS

Net income for APTIC was $1.8 million for the three months ended September 30, 2000 compared to $2.2 million in the corresponding period of 1999. Title insurance premiums earned increased by 4.7% to $27.6 million compared to the third quarter a year ago, primarily due to continued geographic expansion efforts offset by the decrease in residential mortgage originations as previously noted. During the third quarter of 2000, approximately 65% of APTIC's premiums earned were generated from the state of Florida, compared with approximately 73% in the corresponding period of 1999. Underwriting and other expenses increased by 8.2% to $24.9 million in the third quarter of 2000 compared to the same period of 1999 due to an increase in agency fees and commissions related to the increase in premiums earned and to costs associated with expansion efforts. The title insurance combined ratio increased by 3.0 percentage points to 91.4% in the third quarter of 2000 compared to the third quarter of 1999.

OTHER

Other income, which was generated primarily by MSC, decreased by 73.8% to $1.7 million in the third quarter of 2000 compared to the same period of 1999 primarily due to the decrease in contract underwriting services and to an IRS tax refund in the third quarter of 1999. Other expenses increased by 73.2% to $9.3 million primarily due to international expansion and diversification efforts. (See IC7)

For the quarter ended September 30, 2000, the Company's net investment income increased by 22.8% to $29.5 million compared to the same period of 1999, primarily due to the growth in the investment portfolio of $292 million over the third quarter of 1999 and the acquisition of PMI Ltd. In addition, the pre-tax current portfolio book yield increased to 6.2% at September 30, 2000 from 5.8% at September 30, 1999 primarily as a result of investment diversification efforts. The Company's net realized gains were $1.4 million compared to $0.2 million for the quarter ended September 30, 1999.

The Company's effective tax rate increased to 29.9% for the third quarter of 2000 from 29.5% for the third quarter of 1999 as a result of the increase in domestic and international underwriting operations relative to tax-exempt investment income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Consolidated net income was $194.2 million for the nine months ended September 30, 2000, a 31.6% increase compared to the same period of 1999. The growth can be attributed to increases in premiums earned of 14.8%, net investment income of 26.7%, realized capital gains of 399.9% and a decrease in losses and loss expenses of 7.8%, partially offset by a decrease in other income of 54.9% and increases in interest expense of 40.0% and underwriting and other operating expenses of 6.3%. Diluted net income per share increased by 32.8% to $4.33 during the first nine months of 2000. Excluding capital gains, operating earnings per share increased by 31.6% to $4.29 during the first nine months of 2000. Revenues for the first nine months of 2000 increased by 14.9% to $562.4 million compared to the first nine months of 1999.

U.S. MORTGAGE INSURANCE OPERATIONS

The Company's primary operating subsidiary, PMI, contributed approximately 79% of total revenues for the first nine months of 2000 from mortgage guaranty insurance written in the United States. PMI's NIW decreased by 12.9% to $19.4 billion during the first nine months of 2000 compared to the same period of 1999, primarily as a result of a decline in total residential mortgage origination activity and the corresponding decrease in total volume of the private mortgage insurance industry, partially offset by an increase in PMI's market share as discussed below.

The private mortgage insurance industry, as reported by Mortgage Insurance Companies of America ("MICA"), experienced a 19.7% decrease in total new insurance written to $119.8 billion for the nine months ended September 30, 2000 compared with the corresponding period of 1999. This decrease was primarily due to a decrease in total residential mortgage originations, particularly in refinancing activity, resulted from the rising interest rate environment. Total residential mortgage originations are estimated at $763 billion for the first nine months of 2000 compared to $1,055 billion in the same period of 1999, a decrease of 27.7%. Refinancing as a percentage of PMI's NIW decreased to 8.7% for the nine months ended September 30, 2000 from 25.5% in the same period of 1999. The private mortgage insurance companies' market share increased to 58.5% of the total low down-payment market (insurable loans) from 51.7% during the first nine months of 1999. Management believes that the private mortgage insurance companies' increase in market share was the result of an expansion of the MICA market through increased secondary market bulk transactions. (See IC2)

PMI's market share of NIW increased to 16.2% in the first nine months of 2000 compared to 14.9% in the same period of 1999. On a combined basis with CMG, market share increased to 17.6% compared with 16.2% in the corresponding period of 1999. Management believes the increase in PMI's market share was primarily the result of bulk secondary market transactions insured by PMI. Management expects continued volatility in market share of individual companies, including PMI, as a result of these secondary market transactions.

Non-traditional loans accounted for approximately 17% of PMI's NIW in the nine months ended September 30, 2000. Loan characteristics, credit quality, loss development, pricing structures and persistency on this book of business can be significantly different than PMI's traditional prime business. Management expects higher delinquency and default rates for the non-traditional loans and incorporates these assumptions in its pricing. However, there can be no assurance that this book of business will generate the same returns as PMI's standard business or that the premiums will adequately compensate for the associated risk. (See IC10)

Net premiums written increased by 9.2% to $369.0 million in the first nine months of 2000 compared to the same period of 1999. This increase was primarily due to the growth of insurance and risk in force, offset by a one time increase to net premiums written in third quarter of 1999 due to the recapture agreement as discussed earlier. Refunded premiums decreased by 40.5% to $7.5 million as a result of the decrease in policy cancellations compared to the first nine months of 1999. Ceded premiums written increased by 27.6% to $26.3 million compared to the first nine months of 1999, primarily due to the affect of the recapture agreement on ceded premiums in the third quarter of 1999 and the increasing popularity and usage of captive reinsurance arrangements in 2000. Approximately 34% of new insurance written in the nine months of 2000 was subject to captive mortgage reinsurance agreements. Management believes that the percent of the NIW subject to captive mortgage reinsurance agreements and other risk-share programs could continue to increase in 2000 and beyond. In addition, the anticipated continued growth of captive reinsurance arrangements is expected to reduce the Company's net premiums written and net premiums earned over the long-term. Mortgage insurance premiums earned increased 13.3% to $372.9 million compared to the first nine months of 1999 primarily due to the increase in premiums written.

GSE pool risk written totaled $93.8 million for the nine months ended September 30, 2000, compared with $192.6 million in the corresponding period of 1999. Management expects the amount of pool risk written in 2000 to be less than the amount of pool risk written in 1999.

Mortgage insurance losses and loss adjustment expenses decreased 12.0% to $72.6 million during the first nine months of 2000 compared to the same period in 1999, primarily due to the continuing improvement of the nationwide housing markets, particularly California, and the corresponding decrease in claim payments.

Direct primary claims paid during the first nine months of 2000 decreased by 20.0% to $49.6 million compared to the same period of 1999, due to a 6.6% decrease in the average claims size to approximately $19,045 and a 14.3% decline in the number of claims paid to 2,604. The reduction in the average claim size was the result of a smaller percentage of claims originating from the California book of business and to increase loss mitigation efforts by PMI and investors.

Mortgage insurance policy acquisition costs incurred and deferred decreased by 22.6% to $53.1 million for the nine months ended September 30, 2000 compared with the same period in 1999 as a result of the decrease in NIW and the decrease in contract underwriting. Amortization of policy acquisition costs decreased by 2.9% to $59.2 million compared to the first nine months of 1999. Contract underwriting generated 22.9% of NIW for the nine months ended September 30, 2000 compared with 37.9% in the corresponding period of 1999. Management anticipates that contract underwriting will continue to generate a significant percentage of PMI's NIW for the foreseeable future, and accordingly, remain a significant componenet of acquisition costs. Other mortgage insurance operating expenses increased by 9.4% to $37.3 million during the first nine months of 2000 compared to the first nine months of 1999.

The mortgage insurance loss ratio declined to 19.5% for the nine months ended September 30, 2000 from 25.1% in the same period of 1999. The decline was attributed to the increase in premiums earned and the decrease in loss expenses as discussed above. The gross expense ratio (GAAP basis) decreased to 24.5% during the first nine months of 2000 from 32.5% in the same period of 1999, primarily due to the increase in premiums written and the decrease in underwriting and other operating expenses as discussed above. The combined ratio decreased by 9.6 percentage points to 45.7% in the first nine months of 2000 compared to the first nine months of 1999.

INTERNATIONAL MORTGAGE INSURANCE OPERATIONS

PMI Ltd. was acquired on August 6, 1999 and accordingly 2000 results are not comparable to the prior year. Net income for PMI Ltd. was $11.5 million for the nine months ended September 30, 2000. PMI Ltd. generated $28.2 million of net premiums written and $20.1 million in net premiums earned. PMI Ltd.'s losses and loss adjustment expenses were $4.0 million and underwriting and other expenses were $8.0 million for the first nine months of 2000. Investment income for PMI Ltd. was $8.5 million for the first nine months of 2000. NIW for PMI Ltd. was $4.1 billion during the first nine months of 2000 while insurance in force grew to $18.4 billion as of September 30, 2000. Financial results for the operations in Hong Kong were immaterial during the first nine months of 2000.

TITLE INSURANCE OPERATIONS

Net income for APTIC was $5.1 million for the nine months ended September 30, 2000 compared to $5.8 million in the corresponding period of 1999. Title insurance premiums earned increased by 1.5% to $74.9 million for the nine months ended September 30, 2000 compared to the same period a year ago, primarily due to the continued geographic expansion and marketing efforts, which was offset by the decrease in residential mortgage originations as previously noted. During the first nine months of 2000, approximately 68% of APTIC's premiums earned were generated from the state of Florida, compared with approximately 72% in the corresponding of 1999. Underwriting and other expenses increased by 4.0% to $67.8 million in the first nine months of 2000 compared to the same period in 1999, due to increased underwriting costs related to the increase in premiums earned. The title insurance combined ratio increased by 2.2 percentage points to 91.4% compared to the first nine months of 1999.

OTHER

Other income, which was generated primarily by MSC, decreased by 56.2% to $6.0 million in the first nine months of 2000 compared to the same period in 1999 primarily due to the decrease in contract underwriting services. Other expenses increased by 33.7% to $21.3 million, primarily due to equity based compensation, international expansion and diversification efforts. (See IC7)

For the nine months ended September 30, 2000, the Company's net investment income increased by 26.7% to $85.6 million compared to the same period in 1999, primarily due to the growth in the investment portfolio of $292 million over the first nine months of 1999 are the acquisition of PMI Ltd. In addition, the pre-tax current portfolio book yield increased to 6.2% at September 30, 2000 from 5.8% at September 30, 1999 primarily as a result of investment diversification efforts. The Company's net realized gains increased by 399.9% to $2.6 million compared to the first nine months of 1999.

The Company's effective tax rate increased to 30.6% for the first nine months of 2000 from 29.2% for the first nine months of 1999 as a result of the increase in domestic and international underwriting operations relative to tax exempt investment income.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity and capital resource considerations are different for TPG and PMI, its principal insurance operating subsidiary. TPG's principal sources of funds are dividends from PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets.

PMI's ability to pay dividends to TPG is limited by, among other restrictions, state insurance laws including the laws of the state of Arizona. Arizona law provides that PMI may pay out of any available surplus account without prior approval of the Director of the Arizona Department of Insurance dividends during any 12-month period not to exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. Other state insurance laws restrict the payment of dividends from the unassigned surplus account only. The laws of Florida limit the payment of dividends by APTIC to TPG in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. In addition to the dividend restrictions by state laws, the Company's credit agreements limit the payment of dividends by PMI, and various credit rating agencies and insurance regulatory authorities have broad discretion to limit the payment of dividends to TPG by PMI or APTIC. During the first quarter of 2000, APTIC declared a cash dividend of $3.0 million to TPG, substantially the full amount of a dividend that can be paid by APTIC in 2000 without prior permission from the Florida Department of Insurance. During July 2000, the Arizona Department of Insurance approved a return of capital of $50 million to be paid by PMI to TPG in the second half of 2000, of which $25 million was paid to TPG in the third quarter of 2000 and the remaining $25 million to be paid in the fourth quarter of 2000.

TPG's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries and affiliates, and the payment of interest and other expenses incurred by the holding company. The Company announced a stock repurchase program in the amount of $100.0 million authorized by the TPG Board of Directors in November 1998. During the first nine months of 2000, TPG purchased $24.0 million of the Company's common stock. As of September 30, 2000, $45.3 million remained available under the 1998 authorization.

As of September 30, 2000, TPG had approximately $83.5 million of available funds. This amount has decreased from the December 31, 1999 balance of $93.1 million primarily due to the common stock repurchases in 2000 and the investment in Fairbanks, offset by the return of capital of $25 million by PMI. In addition, TPG has two bank credit lines available totaling $50.0 million. As of September 30, 2000, there were no outstanding borrowings under the credit lines.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from the investment portfolio. The principal uses of funds by PMI are the payment of claims and related expenses, policy acquisition costs and other operating expenses, investment in subsidiaries and affiliates, and dividends to TPG. PMI generates positive cash flows from operations as a result of premiums being received in advance of the payment of claims. Cash flows generated from PMI's operating activities increased to $192.0 million from $189.2 million for the nine months ended September 30, 1999, due to decreases in receivable from affiliates and premiums receivable.

The Company's invested assets increased by $231 million at September 30, 2000 compared with December 31, 1999. This increase is primarily due to positive cash flows from consolidated operations, the acquisition of PMI Ltd., and the unrealized gain on investments.

Consolidated reserves for losses and loss adjustment expenses increased by 4.7% to $295.3 million compared with December 31, 1999, primarily due to the increases in the reserve balances for the primary and GSE pool books of business, partially offset by a decrease in the old pool reserve balance.

Consolidated shareholders' equity increased by 16.1% to $1.41 billion at September 30, 2000 compared with December 31, 1999, due primarily to increases of $194.2 million from net income, $25.3 million from other comprehensive income and $5.5 million from equity based compensation and stock option exercises, offset by the common stock repurchases of $24.0 million and dividends declared of $5.3 million.

PMI's statutory risk-to-capital as of September 30, 2000 was 13.7 to 1, compared with 14.8 to 1 as of December 31, 1999. (see IC9)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's borrowings under the credit facilities are subject to interest rates that are variable. As of September 30, 2000, the effective duration of the Company's investment portfolio was 6.1 years. The effect of a 1% increase/decrease in market interest rates would result in an approximate 6.1% decrease/increase in the value of the Company's investment bond portfolio. A portion of the Company's long-term debt and invested assets are held by PMI Ltd. and are denominated in Australian dollars, which has experienced significant devaluation during 2000.


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

PMI also competes directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. In addition, the captive reinsurance subsidiaries of national banks, savings institutions or bank holding companies could become significant competitors of the Company in the future. Other mortgage lenders are also forming reinsurance affiliates that compete with the Company. The Gramm-Leach-Bliley Act of 1999 could lead to additional significant competitors of the Company in the future.

In October 1999, the Federal Housing Finance Board ("FHF Board") adopted resolutions which authorize each Federal Home Loan Bank ("FHLB") to offer programs to fund or purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program. In July 2000, the FHF Board gave permanent authority to each FHLB to purchase such loans from member institutions without any volume cap. Under the FHF Board's rules, member institutions are also authorized to provide credit enhancement for eligible loans. Any expansion of the FHLBs' ability to issue mortgage insurance or use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm the Company's financial condition and results of operations.

Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and require the remaining 10% of the purchase price from a borrower's funds ("80/10/10"). This 80/10/10 product and similar products compete with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market. If the 80/10/10 product or a similar product becomes a widely accepted alternative to mortgage insurance, the Company's financial condition and results of operations could suffer.

Legislation and regulatory changes affecting the FHA have affected demand for private mortgage insurance. In particular, increases in the maximum loan amount that the FHA can insure can reduce the demand for private mortgage insurance. In January 2000, the maximum individual loan amount that FHA can insure was increased to $219,849 from $208,800. In addition, the Omnibus Spending Bill of 1999 streamlined the FHA down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. As of January 1, 2001, FHA will reduce the up-front mortgage insurance premiums it charges on loans from 2.25% to 1.5% of the original loan amounts. These and other legislative and regulatory changes have caused, or may cause in the future, demand for private mortgage insurance to decrease and this could harm the Company's financial condition and results of operations.

FANNIE MAE AND FREDDIE MAC (IC3)

Fannie Mae and Freddie Mac (collectively, "government-sponsored enterprises" or "GSEs") are permitted by charter to purchase conventional high-LTV mortgages from lenders who obtain mortgage insurance on those loans. The GSEs have some discretion to increase or decrease the amount of private mortgage insurance coverage they require on loans, provided the minimum insurance coverage requirement is met. In 1999, the GSEs announced programs which allow lenders that deliver loans approved by the GSEs' automated underwriting systems to purchase reduced mortgage insurance coverage. Although management has not seen any significant movement towards the reduced coverage programs offered by the GSEs, if the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders and their customers, the Company's financial condition and results of operations could be harmed. The GSEs also have separately introduced new products pursuant to which the GSEs, upon receipt from lenders of loans with traditional borrower paid mortgage insurance, restructure the mortgage insurance coverage with reduced amounts of primary coverage, deeper pool coverage, and, in some instances, payment of service fees to the GSE. Wide acceptance by lenders of such products could reduce levels of primary coverage traditionally provided by PMI and, therefore, could have a material adverse affect upon the Company's financial condition and results of operations.

On April 13, 1999 the Office of Federal Housing Enterprise Oversight ("OFHEO") announced proposed risk-based capital regulations, which could treat credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of AAA or higher more favorably than those issued by companies with AA or lower ratings. The director of OFHEO has stated that the agency expects to publish final regulations in early 2001. Shifts in the GSEs' preference for private mortgage insurance to other forms of credit enhancement, including a tiering of mortgage insurers based on their credit rating, could harm the Company's financial condition and results of operations.

Freddie Mac has made several announcements that it would pursue a permanent charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In October 2000, the chairman of Fannie Mae announced Fannie Mae's intention during the next three years to increase its share of revenue associated with the management of mortgage credit risk and interest rate risk ("mortgage risk") by retaining mortgage risk previously borne by its "risk-sharing partners," including mortgage insurers. Part of any attempt by Fannie Mae to increase its share of revenue associated with mortgage risk could include a reduction in the use or level of mortgage insurance. Accordingly, the GSEs' pursuit of charter amendment or greater revenue associated with mortgage risk could have a material, adverse effect on the Company's financial condition and results of operations.

PMI jointly develops mortgage products and partners with lenders and the GSEs to make mortgage products and/or programs available to borrowers. These arrangements involve the purchase of PMI's mortgage insurance products by one or both of these parties and frequently feature cooperative arrangements between the three parties. In 1999, a coalition of financial services and housing related trade associations, including MICA and several large mortgage lenders, formed FM Watch, a lobbying organization that supports expanded federal oversight and legislation relating to the role of the GSEs in the secondary mortgage market. The GSEs have criticized, and lobbied against, FM Watch. In addition, the GSEs and other organizations are in the process of forming a coalition designed in part to counter activities of FM Watch. These lobbying activities could, among other things, polarize the GSEs, members of FM Watch, PMI and PMI's customers. As a result of this polarization, PMI's relationships with the GSEs may limit its opportunities to do business with some mortgage lenders, particularly the large mortgage lenders that have formed FM Watch. Conversely, PMI's relationships with these large mortgage lenders may limit its ability to do business with the GSEs. Either of these outcomes could have a material adverse effect on the Company's financial condition and results of operations.

Under the GSEs' respective eligibility requirements, PMI must maintain at least an "AA-" or equivalent claims-paying ability rating in order to provide mortgage insurance on loans purchased by the GSEs. A loss of PMI's existing eligibility status, either due to a failure to maintain the minimum claims-paying ability rating from the various rating agencies or non-compliance with other eligibility requirements, would have a material, adverse effect on the Company's financial condition and results of operations.

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

RATING AGENCIES (IC5)

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., "AA+" (Very Strong) by Fitch IBCA, and "AA+" (Very High) by Duff & Phelps Credit Rating Co. These ratings are subject to revisions or withdrawal at any time by the assigning rating organization. The ratings by the organizations are based upon factors relevant to PMI's policyholders, principally PMI's capital resources as computed by the rating agencies, and are not applicable to the Company's common stock or outstanding debt. In October 2000, Moody's announced that it changed PMI's and TPG's rating outlook from negative to stable, stating that the change in rating outlook reflected the benefits to PMI of the continued good economic environment, the Company's growth strategy and PMI's risk profile. A reduction in PMI's claims-paying ratings below AA- would have a material, adverse effect on the Company's financial condition and results of operations (See IC3).

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

INSURANCE REGULATORY MATTERS (IC8)

On January 31, 2000, the Illinois Department of Insurance issued a letter addressed to all mortgage guaranty insurers licensed in Illinois. The letter states that it may be a violation of Illinois law for mortgage insurers to offer to Illinois mortgage lenders the opportunity to purchase certain notes issued by a mortgage insurer or an affiliate, or to participate in loan guaranty programs. The letter also states that a violation might occur if mortgage insurers offer lenders coverage on pools of mortgage loans at a discounted or below market premium in return for the lenders' referral of primary mortgage insurance business. In addition, the letter stated that, to the extent a performance guaranty actually transfers risk to the lender in return for a fee, the lender may be deemed to be doing an insurance business in Illinois without authorization. The letter announced that any mortgage guaranty insurer that is participating in the described or similar programs in the State of Illinois should cease such participation or, alternatively, provide the Department with a description of any similar programs, giving the reason why the provisions of Illinois are not applicable or not violated. If the Illinois Department of Insurance were to determine that PMI was not in compliance with Illinois law, the Company's financial condition and results of operations could be harmed.

In February 1999, the New York Department of Insurance stated in Circular Letter No. 2, addressed to all private mortgage insurers licensed in New York, that certain pool, risk-share and structured products and programs would be considered to be illegal under New York law. PMI believes that it complies with the requirements of Circular Letter No. 2 with respect to transactions that are governed by it. In the event the New York Department of Insurance determined PMI was not in compliance with Circular Letter No. 2, the Company's financial condition and results of operations could suffer.

RISK-TO-CAPITAL RATIO (IC9)

The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other states limit the amount of insurance risk that may be written by PMI, by a variety of financial factors, primarily risk-to-capital ratios. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of minimum policyholders position required, it must cease transacting new business until its minimum policyholders position meets the requirements. Under Arizona law, minimum policyholders position is calculated based on policyholders surplus, contingency reserves, the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed.

Other factors affecting PMI's risk-to-capital ratio include: (i) limitations under the Runoff Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of any such dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1; (ii) TPG's credit agreements and the terms of its guaranty of the debt incurred to purchase PMI LTD; and (iii) capital requirements necessary to maintain TPG's and PMI's credit and claims-paying ability ratings. Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory requirements. Accordingly, statutory capital requirements may be lower than the capital necessary to satisfy rating agency requirements.

Significant losses could cause a material reduction in statutory capital, causing an increase in the risk-to-capital ratio and thereby limit PMI's ability to write new business. The inability to write new business could harm the Company's financial condition and results of operations.

CHANGES IN COMPOSITION OF INSURANCE WRITTEN; POOL INSURANCE (IC10)

The composition of PMI's NIW has included an increasing percentage of mortgages with LTV's in excess of 90% and less than or equal to 95% ("95s"). At September 30, 2000, 42.7% of PMI's risk in force consisted of 95s, which, in PMI's experience, have had a claims frequency approximately twice that of mortgages with LTV's equal to or less than 90% and over 85% ("90s"). PMI also offers coverage for mortgages with LTV's in excess of 95% and up to 97% ("97s"). At September 30, 2000, 6.5% of PMI's risk in force consisted of 97s that have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. In June 2000, PMI introduced expanded coverage for certain mortgages with LTV's in excess of 97%. This expanded coverage has commensurately higher risk characteristics and pricing uncertainty. PMI's insurance in force also includes adjustable rate mortgages ("ARMs"), which, although priced higher, have risk characteristics that exceed the risk characteristics associated with PMI's book of business as a whole.

PMI's 2000 NIW also includes non-traditional, Alternative A and A-minus loans ("non-traditional loans"). Loan characteristics, credit quality, loss development, pricing structures and persistency on non-traditional loans can be significantly different than PMI's traditional prime business and non-traditional loans generally do not meet the standard underwriting guidelines of the GSEs. As of September 30, 2000, non-traditional loans represented approximately 17% of PMI's total year-to-date NIW. Management expects higher delinquency rates and default rates for non-traditional loans and incorporates these assumptions in its pricing.

Since the fourth quarter of 1997, PMI has offered a new pool insurance product, which is generally used as an additional credit enhancement for certain secondary market mortgage transactions. New pool risk written was $49.5 million for the quarter ended September 30, 2000 and pool risk in force was $774.2 million as of September 30, 2000. This new pool insurance product provides coverage to certain loans with non-conforming, and therefore higher risk, characteristics.

Although PMI charges higher premium rates for loans that have higher risk characteristics, including ARMs, 95s, 97s, non-traditional loans and pool insurance products, the premiums earned on these products, and the associated investment income, may ultimately prove to be inadequate to compensate for future losses from these products.

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

REGIONAL RISKS (IC13)

In addition to nationwide economic conditions, PMI could be particularly affected by economic downturns in specific regions where a large portion of its business is concentrated, particularly California, Florida, and Texas, where PMI has 14.9%, 7.7% and 7.1% of its risk in force concentrated and where the default rate on all PMI policies in force is 2.20%, 2.65% and 1.87% compared with 1.99% nationwide as of September 30, 2000.

CAPTIVE REINSURANCE ARRANGEMENTS; RISK-SHARING TRANSACTIONS (IC14)

PMI's customers have indicated an increasing demand for captive reinsurance arrangements, which allow a reinsurance company, generally an affiliate of the lender, to assume a portion of the mortgage insurance default risk in exchange for a portion of the insurance premiums. An increasing percentage of PMI's NIW is being generated by customers with captive reinsurance companies, and management expects that this trend will continue. An increase in captive reinsurance arrangements would decrease net premiums written which may negatively impact the yield obtained by the Company on net premiums earned for customers with captive reinsurance arrangements. The inability of the Company to provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance arrangements, would likely harm PMI's competitive position.

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

INTERNATIONAL MORTGAGE INSURANCE; STRATEGIC INVESTMENTS (IC16)

As the Company expands its business internationally, it is subject to risks associated with international operations, including: the need for regulatory and third party approvals; challenges retaining key foreign-based employees and key relationships with customers and business partners in international markets; the economic strength of the foreign mortgage origination markets targeted; changes in foreign regulations and laws; foreign currency exchange; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; and the need to integrate PMI's risk management technology systems and products with those of its foreign operations. In particular, the performance of the Company's Australian subsidiary could be materially and adversely affected by various factors affecting the Australian economy including, but not limited to, a weakening in the demand for housing, interest rate volatility, and/or an increase in claims.

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

E-COMMERCE (IC17)

Participants in the mortgage lending and mortgage insurance industries increasingly rely on e-commerce and other technology to provide and expand their products and services. A growing number of PMI's customers require that PMI provide its products and services electronically via the Internet or electronic data interchange. Many of these customers also require that PMI customize its electronic delivery methods to their particular technology platforms. The percentage of PMI's NIW delivered electronically is increasing. Management expects these trends to continue and, accordingly, believes that it is essential for PMI to continue to invest substantial resources on maintaining "connectivity" with its customers and, more generally, on e-commerce and technology. PMI's failure to keep pace with the technological demands of its customers could have a material, adverse effect on the Company's financial conditions and results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q

          (b)  Reports on Form 8-K:

                   (i) On August 17, 2000, the Company filed a report on Form 8-K regarding the dismissal of the putative RESPA class action lawsuit filed against PMI Mortgage Insurance Co. on December 17, 1999.

                   (ii) On September 6, 2000, the Company filed a report on Form 8-K regarding the Company's projected operating earnings per share for 2000 and 2001 contained in a September 6, 2000 press release.

                   (iii) On October 19, 2000, the Company filed a report on
                         Form 8-K regarding a disclosure of projected loss reserves for the balance of 2000 and into 2001 made during the Company's October 18, 2000 quarterly earnings conference call.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2000.


                                                The PMI Group, Inc.




                                                /s/ John M. Lorenzen, Jr.
                                                -------------------------
                                                John M. Lorenzen, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer





                                                /s/ Brian P. Shea
                                                -----------------
                                                Brian P. Shea
                                                Vice President and Controller,
                                                Chief Accounting Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)



Exhibit
Number             Description of Exhibit
-------            ----------------------

11.1               Computation of Net Income Per Share

27.1               Financial Data Schedule