Form 10-K
period 2000-12-31
PMI GROUP INC
filed 2001-04-02
CIK 935724

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13664

                               THE PMI GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                    601 Montgomery Street              94-3199675
       Delaware                San Francisco, California 94111      (I.R.S. Employer
(State of Incorporation)  (Address of principal executive offices)  Identification No.)

                                 (415) 788-7878
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        ---------------------          -----------------------------------------
    Common Stock, $.01 par value                 New York Stock Exchange
                                                     Pacific Exchange

   Preferred Stock Purchase Rights               New York Stock Exchange
                                                     Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on February 28, 2001 was $2,483,311,505 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

     Number of shares outstanding of the Registrant's common stock, as of the close of business on February 28, 2001: 44,336,931.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Items 6 through 8 of Part
II. Portions of the Proxy Statement for registrant's 2001 Annual Meeting of Stockholders to be held on May 17, 2001 are incorporated by reference into Items 10 through 13 of Part III. The Exhibit Index is located on page 56.

                                TABLE OF CONTENTS

Cautionary Statement

PART I
     Item 1.      Business.....................................................................................   4

                  A.  General..................................................................................   4

                  B.  U.S. Mortgage Insurance Operations.......................................................   5

                           1.       Products...................................................................   5
                           2.       Competition and Market Share...............................................   9
                           3.       Customers..................................................................  13
                           4.       Business Composition.......................................................  14
                           5.       Sales; Mortgage Insurance Acquisition Channels.............................  16
                           6.       Underwriting Practices.....................................................  18
                           7.       Affordable Housing.........................................................  21
                           8.       Defaults and Claims........................................................  22
                           9.       Reinsurance................................................................  29
                           10.      Regulation.................................................................  31
                           11.      Financial Strength; Ratings................................................  35

                  C.   Strategic Investments...................................................................  35

                           1.       International Mortgage Insurance...........................................  35
                           2.       Title Insurance............................................................  38
                           3.       Financial Guaranty Reinsurance.............................................  39
                           4.       Mortgage Loan Servicing....................................................  39

                  D.  Investment Portfolio.....................................................................  39

                  E.  Employees................................................................................  40

     Item 2.      Properties...................................................................................  40

     Item 3.      Legal Proceedings............................................................................  40

     Item 4.      Submission of Matters to a Vote of Security Holders..........................................  41

PART II

     Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matter.....................  43

                            Common Stock
                            Preferred Stock
                            Preferred Share Purchase Rights Plan
                            Payment of Dividends and Policy

     Item 6.      Selected Financial Data......................................................................  44

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................................  44

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................................  44

     Item 8.      Financial Statements and Supplementary Data..................................................  44

     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................................  44

PART III
     Item 10.     Directors and Executive Officers of the Registrant..........................................   45

     Item 11.     Executive Compensation......................................................................   45

     Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................   45

     Item 13.     Certain Relationships and Related Transactions..............................................   45

PART IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   45

INDEX TO EXHIBITS.............................................................................................   56

           Cautionary Statement Regarding Forward-Looking Statements

Certain written and oral statements made by the Company in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or include the words "believes," "expects," "anticipates," "estimates" or similar expressions, or that relate to future plans, events or performance are forward-looking statements within the meaning of the federal securities laws. When a forward-looking statement includes an underlying assumption, the Company cautions that, while it believes the assumption to be reasonable and makes it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. Forward-looking statements involve a number of risks or uncertainties including, but not limited to, the Investment Considerations ("IC's") addressed in the "Management's Discussion and Analysis" section of the Company's 2000 Annual Report to Stockholders (Exhibit 13.1), which is incorporated by reference in Item 7. Other risks are referred to from time to time in the Company's periodic filings with the Securities and Exchange Commission. All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

Item 1.   Business

A.  General

The PMI Group, Inc. ("TPG") is a holding company, incorporated in Delaware in 1972 and headquartered in San Francisco. TPG and its subsidiaries are collectively referred to as the "Company." Through its wholly and partially owned subsidiaries, the Company offers residential mortgage insurance domestically and internationally, title insurance, financial guaranty reinsurance and other residential lender services.

PMI Mortgage Insurance Co. ("PMI"), TPG's largest wholly owned subsidiary, is a leading residential mortgage insurer in the United States. PMI also reinsures residential mortgage insurance in Hong Kong. PMI Mortgage Insurance Ltd ("PMI Ltd"), PMI's wholly owned subsidiary, is the second largest mortgage insurance company in Australia and New Zealand. In February 2001, PMI began offering mortgage insurance and other credit enhancement products in European Union member states through its indirect wholly owned subsidiary, PMI Mortgage Insurance Company Limited ("PMI Europe"). PMI Europe is headquartered in Dublin, Ireland. PMI's partially owned subsidiary, CMG Mortgage Insurance Company ("CMG"), offers mortgage insurance for loans originated by credit unions.

TPG conducts its title insurance business through its wholly owned subsidiary, American Pioneer Title Insurance Company ("APTIC"). TPG owns a significant minority interest in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively, "RAM Re"), a financial guaranty reinsurance company based in Bermuda. In addition, PMI owns a significant minority interest in Fairbanks Capital Holding Corporation ("Fairbanks"), which offers mortgage loan servicing to residential lenders.

CMG, RAM Re and Fairbanks are accounted for on the equity method in the Company's consolidated financial statements. At December 31, 2000, the Company's total assets were $2.4 billion and its shareholders' equity was $1.5 billion.

B.   U.S. Mortgage Insurance Operations

Licensed in all 50 states and the District of Columbia, PMI provides private residential mortgage insurance in the United States to residential mortgage lenders and investors. PMI is incorporated in Arizona and headquartered in San Francisco.

Residential mortgage insurance insures lenders and investors against potential losses in the event of borrower default. Specifically, PMI covers default risk on first mortgage loans on one to four unit residential properties. Mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market and expands home ownership opportunities by enabling people to buy a home with a down payment of less than 20%. Mortgage insurance is also purchased by investors and lenders desiring additional protection against mortgage default or capital relief for loans with down payments of greater than 20%. Based upon new insurance written in 2000, as reported by Inside Mortgage Finance, PMI is the nation's second largest private mortgage insurer.

1.   Products

Primary Mortgage Insurance

Primary mortgage insurance provides mortgage default protection to lenders or investors on individual loans at specified coverage percentages. PMI's obligation to an insured with respect to a claim is generally determined by multiplying the specified "coverage percentage" by the "claim amount," which includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan's default and foreclosure. In lieu of paying the coverage percentage of the claim amount on a defaulted loan, PMI may pay the entire claim amount and take title to the mortgaged property. (See 8. Defaults and Claims, below.) PMI generally offers coverage percentages on primary insurance ranging from 4% to 42% of the claim amount. The insured selects the coverage percentage, usually to comply with investor requirements to reduce the loss exposure on loans purchased by the investor.

PMI's primary new insurance written ("NIW") for the year ended December 31, 2000 was $27.3 billion. NIW does not include primary mortgage insurance placed upon loans more than 12 months after their origination. PMI's primary risk in force at December 31, 2000 was $23.6 billion.

Mortgage insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, who in turn remits the premiums to PMI. In certain instances, the lender pays the premiums to PMI without directly charging the borrower. In those cases, the lender may adjust the interest rate on the loan to reflect, in part, the mortgage insurance premium. Premium payments may be paid to PMI on a monthly, annual or single premium basis.

Under PMI's monthly premium plans, premiums are paid at the mortgage loan closing and monthly thereafter. PMI also offers a monthly plan under which the first monthly premium is payable at the time the first monthly mortgage payment is due. Monthly plans represented 91.9% of NIW in 2000. Annual premium plans require payment of the first-year premium at the time of loan closing and annual renewal premium payments in advance each year thereafter. Single premium plans require lump-sum premium payments at loan closing or financed into the loan amount, which may be refundable if coverage is canceled by the insured lender, which generally occurs when the loan is repaid or the value of the property has increased significantly. Single premium and annual premium plans represented 8.1% and 4.1% of NIW in 2000 and 1999, respectively. Single and annual premium plans combined represented 18.0% of insurance in force and 14.6% of risk in force as of December 31, 2000.

Generally, mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force or mitigated by PMI's nonrenewal of insurance coverage.

PMI may not cancel mortgage insurance, except for nonpayment of premiums or certain material violations of PMI's Master Policy. The insured may cancel mortgage insurance coverage at any time. Fannie Mae and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Home Owners Protection Act also provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. (See 10. Regulation - Federal Laws and Regulation, below.) Mortgage insurance coverage can also be canceled at any time by the holder of the loan or loan's mortgage servicer.

A significant percentage of PMI's premiums earned is generated from existing insurance in force and not from new insurance written. Accordingly, a decline in insurance in force as a result of policy cancellations of older books of business could harm the Company's financial condition. During a period of falling interest rates, an increasing number of borrowers refinance their mortgage loans and PMI generally experiences a decrease in existing insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. Although PMI has a history of expanding business during periods of low interest rates, the resulting increase in NIW may ultimately prove to be inadequate to offset the loss of insurance in force arising from policy cancellations. (See IC's.)

Fannie Mae and Freddie Mac (the "GSEs") are the predominant purchasers of conventional mortgage loans in the United States. In order to sell low down payment loans to the GSEs, lenders must comply with the GSEs' requirements by purchasing private mortgage insurance, or maintaining lender recourse or lender participation. (See 2. Competition and Market Share, below). Lenders that purchase private mortgage insurance in connection with the sale of loans to the GSEs must comply with the GSEs' coverage percentage requirements. The GSEs have some discretion to increase or decrease the amount of mortgage insurance coverage they require on loans provided minimum requirements are met. For example, in 1995, the GSEs increased their coverage requirements from 25% to 30% on mortgages with loan-to-value ratios ("LTV") of 90.01% to 95% ("95s"), and increased their coverage requirements from 17% to 25% for mortgages with LTV's of 85.01% to 90% ("90s"). PMI's percentage of risk in force with the "deeper" coverage requirements increased as a result of the changed coverage requirements. As PMI charges higher premium rates for higher coverage, the deeper coverage requirements imposed by the GSEs in 1995 resulted in higher earned premiums for loans of similar type.

During 1999, the GSEs offered reduced coverage requirements for certain loans approved for purchase by their automated loan underwriting systems. Coverage requirements on these "approved" loans are similar to those required by the GSEs prior to 1995. PMI has seen some movement by lenders toward these "reduced coverage" programs. The GSEs will further reduce the coverage requirements for loans approved for purchase by their automated underwriting systems if the lender pays an up-front delivery fee. PMI believes that lenders generally have declined to pay the delivery fee required to obtain this further reduction in coverage. The GSEs also have introduced several high LTV programs, for example the 97 LTV program, that require coverage similar to those levels established in 1995.

In cooperation with participating lenders, PMI has entered into agreements with the GSEs to restructure primary mortgage insurance coverage on high LTV loans sold to the GSEs over a specified period of time. The coverage restructuring involves reduced amounts of primary coverage and a second layer of coverage, usually in the form of "pool" insurance. (See Pool Mortgage Insurance, below.) These restructuring transactions may provide for the provision of services by the GSEs to the mortgage insurer and payment of fees by the mortgage insurer to the GSEs for the reduced coverage and/or the services provided. This restructured coverage represented a small portion of PMI's NIW and total pool risk written in 2000. If this restructured coverage is less profitable than PMI's traditional mortgage insurance business, and if this coverage becomes widely accepted, it could have a material adverse effect upon the Company's financial condition. (See IC's.)

PMI's percentage of insurance in force comprised of 95s with 30% coverage decreased from 30.4% at December 31, 1999 to 29.7% at December 31, 2000. PMI's percentage of NIW comprised of 95s with 30% coverage decreased from 33.5% for the year ended December 31, 1999 to 24.9% for the year ended December 31, 2000. This decline was due primarily to PMI's execution in 2000 of certain "negotiated transactions" which included mortgage loans requiring lower coverage percentages and loans with greater than 20 percent down payments. (See Negotiated Transactions, below; IC's.) PMI's average coverage percentage was 23.7% and 24.8% for NIW in the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, PMI's average coverage percentage on insurance in force was 24.3% compared to 24.4% at December 31, 1999.

Pool Mortgage Insurance

Generally. Pool insurance is generally used as an additional credit enhancement for secondary market mortgage transactions. Traditionally, pool insurance has covered the entire loss on a defaulted mortgage loan that exceeds the claim payment under any primary coverage up to a stated aggregate loss limit for all of the loans in the pool. Because the insurance exposure is not limited to a set coverage percentage on specific loans as with primary insurance, the rating agency capital requirements for this type of pool are greater than for primary. PMI also offers "modified" pool insurance that, in addition to having a stated aggregate loss limit, has exposure limits on each individual loan in the pool. PMI often issues pool and modified pool insurance through negotiated transactions (see Negotiated Transactions, below).

Pool risk written in 2000 was $194.6 million, of which 54.5% was GSE Pool and 44.0% was modified pool. Total pool risk in force as of December 31, 2000 was $2.3 billion, including modified pool, GSE Pool, and Old Pool (see below). The mortgage insurance industry does not count pool insurance toward NIW or insurance in force or risk in force. Accordingly, references to such figures in this document refer only to primary insurance, unless otherwise indicated.

GSE Pool Insurance. In 1997, PMI began offering a pool insurance product for mortgage loans sold by PMI's customers to the GSEs ("GSE Pool"). New risk written for GSE Pool was $106.0 million and $230.9 million for the years ended December 31, 2000 and 1999, respectively. This product is similar in structure to the pool insurance product offered by PMI prior to 1994 ("Old Pool"), but has better risk management characteristics including lower stop loss limits, improved nationwide geographic diversification and lower LTVs. The average stop loss limit for this product as of December 31, 2000 was 1.1%. GSE Pool risk in force at December 31, 2000 was $785.6 million. (See IC's.) PMI expects to write less GSE Pool in 2001 than it wrote in 2000.

Old Pool Insurance. In 1999, pursuant to a Recapture Agreement between PMI and Forestview Mortgage Insurance Company, PMI assumed mortgage pool insurance loss reserves presently estimated to be $17.5 million, net of expense allocations, previously insured by Forestview. These old pools are mortgage pool policies written prior to 1994 and are past their peak claim periods. Risk in force for the Forestview recaptured Old Pool portfolio was $1.4 billion at December 31, 2000.

Negotiated Transactions, Captive Reinsurance and Other Risk-Sharing Products

Negotiated, Secondary Market "Bulk" Transactions. PMI engages in negotiated, secondary market "bulk" transactions. While the terms vary from deal to deal, negotiated transactions generally involve bidding upon and, if successful, insuring a large group of loans or committing to insure new loan originations on agreed terms. Insurance issued in negotiated transactions may include primary, pool, modified pool or a combination thereof. Some negotiated transactions contain a risk-sharing component under which the insured assumes a first- or second-loss position or shares in losses in some manner. Negotiated transactions may involve loans that are or will be securitized and in these instances PMI may be asked to provide "down to" insurance coverage. "Down to" coverage provides insurance coverage necessary to reduce the insured's exposure on each loan in the group to a percentage of the loan balance satisfactory to the insured.

PMI issued $5.8 billion of primary mortgage insurance through negotiated transactions in 2000, which accounted for 21.1% of PMI's NIW for the year ended December 31, 2000. In 1999, 2.4% of PMI's NIW was acquired through negotiated transactions. Negotiated transactions have come primarily from secondary mortgage market participants including underwriters of mortgage-back securities and mortgage investors such as the GSEs. PMI believes that negotiated transactions will make up a significant portion of the mortgage insurance industry's and PMI's NIW and pool risk written in 2001. (See IC's.)

Negotiated transactions have impacted the Company in a number of ways and management believes this business will continue to impact the Company in the future. PMI's sales force, which traditionally has focused on mortgage originators, was reorganized, in part, to allocate additional resources to pursue negotiated transactions with secondary mortgage market participants. In addition, PMI formed a "negotiated transactions" team to acquire and execute secondary market transactions.

Negotiated transactions are often won through competitive bidding on large groups of loans. To obtain this business PMI competes with other mortgage insurers and other providers of credit enhancement who may offer alternative forms of credit enhancement. Accordingly, PMI's ability to quickly and efficiently analyze large loan portfolios and develop and price complex insurance products is critical.

Negotiated transactions often include "non-traditional" loans, including Alternative A and less than A quality mortgages. Alternative A loans have approximately the same credit profile as traditional loans insured by PMI but have been underwritten with reduced income, deposit and/or employment documentation. Loans of less than A quality have been underwritten to non-traditional and generally lower credit requirements than credit guidelines for traditional loans. (See 4. Business Composition, below; IC's.)

Captive Reinsurance. PMI's captive reinsurance programs allow a reinsurance company, generally an affiliate of a lender, to assume a portion of the mortgage insurance default risk in exchange for a portion of the insurance premiums for loans originated by the lender and insured by PMI. Approximately 34% of NIW in 2000 was subject to captive mortgage reinsurance agreements compared with approximately 22% in 1999. While PMI does not anticipate the number of captive reinsurance arrangements to materially increase in 2001, it does expect that an increasing percentage of its NIW will be generated by customers with captive reinsurance affiliates. This trend may negatively impact net premiums written and the yield obtained by the Company on net premiums earned. (See 2. Competition and Market Share - Fannie Mae and Freddie Mac - The GSEs; 9. Reinsurance; IC's.)

Other Risk-Sharing Products. In addition to captive reinsurance, PMI offers other risk-sharing products, including:

     . layered co-insurance, a primary mortgage insurance program under which the insured retains liability for losses between certain levels of aggregate losses;

     . pmiADVANTAGE(SM), a lender-paid primary mortgage insurance program that provides reductions from standard rates based on the delivery efficiency and quality of the business generated; and

     . various products designed for, and in cooperation with, the GSEs and/or lenders that involve some aspect of risk-sharing. Some of these products are executed through negotiated transactions (see Negotiated, Secondary Market "Bulk" Transactions," above).

The inability of the Company to provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance arrangements, would likely harm PMI's competitive position. Several of the above risk-sharing products, as well as pool insurance, are the subject of regulatory reviews. (See IC's.)

Joint Venture

CMG offers mortgage guaranty insurance for loans originated by credit unions. CMG is operated as a joint venture equally owned by PMI and CUNA Mutual Investment Corporation ("CMIC"). CMIC is part of the CUNA Mutual Group which provides insurance and financial services to credit unions and their members in the United States and other countries. PMI and CMIC both provide services to CMG. At December 31, 2000, CMG had $7.1 billion of primary insurance in force. CMG's financial results are reported in PMI's financial statements under the equity method of accounting. CMG's operating results are not included in PMI's results shown in Part I of this Form 10-K, unless otherwise noted. PMI and CMIC also jointly own CMG Mortgage Assurance Company ("CMGA") which offers mortgage insurance for credit union loans secured by junior liens, and CMG Mortgage Reinsurance Company ("CMG Re") which provides reinsurance to CMG and CMGA.

Under the terms of the joint venture arrangement, at the end of fifteen years, or earlier under certain limited conditions, CMIC has the right to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI's interest in CMG for an amount equal to the then current fair market value. For this purpose, fair market value will be determined by agreement between PMI and CMIC or, failing such agreement, through appraisal by nationally recognized investment-banking firms.

2.   Competition and Market Share

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry consists of seven active mortgage insurers, including Mortgage Guaranty Insurance Corporation; GE Capital Mortgage Insurance Corporation, an affiliate of GE Capital Corporation; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc; and Radian Guaranty Inc., an affiliate of Radian Group, Inc. PMI's share of the private mortgage insurance market in 2000 was approximately 18%, including CMG's 1.4% share. (See IC's.)

The following tables show market share of private mortgage insurers over the past five years and for each quarter of 2000:

                                                                 Private Mortgage Insurance Industry Market Share
                                                                                  (Based on NIW)
                                                                              Year Ended December 31,
                                                  ---------------------------------------------------------------------------
                                                     2000             1999            1998            1997            1996
                                                  ----------      -----------      ----------      ----------      ----------
Mortgage Guaranty Insurance Corp.                    24.5%            24.3%           23.1%          26.4%          25.5%
PMI & CMG                                            18.1             16.3            16.2            13.8            14.7
United Guaranty Corp.                                15.7             14.4            12.7            12.8            12.7
Radian Guaranty Inc. (1)                             15.3             17.5            19.4            17.8            15.7
GE Capital Mortgage Insurance Corp.                  14.6             15.2            16.4            16.5            18.5
Republic Mortgage Insurance Co.                       9.2             10.0             9.7            10.3            11.2
Triad Guaranty Insurance Corp.                        2.6              2.3             2.5             2.4             1.7
                                                  ----------      -----------      ----------      ----------      ----------
  Total                                             100.0%           100.0%          100.0%          100.0%          100.0%
                                                  ==========      ===========      ==========      ==========      ==========


                                                        Private Mortgage Insurance Industry Market Share
                                                                         (Based on NIW)
                                                                        2000 by Quarter
                                                  ------------------------------------------------------------

                                                     4Q              3Q               2Q               1Q
                                                  ----------      -----------      ----------       ----------
Mortgage Guaranty Insurance Corp.                    22.2%            27.7%           25.1%            22.5%
PMI & CMG                                            19.6             16.5            17.1             19.5
United Guaranty Corp.                                14.9             16.2            16.1             15.3
Radian Guaranty Inc. (1)                             16.8             15.5            13.2             15.5
GE Capital Mortgage Insurance Corp.                  13.8             12.8            17.6             14.3
Republic Mortgage Insurance Co.                       9.5              8.7             8.2             10.6
Triad Guaranty Insurance Corp.                        3.2              2.6             2.7              2.3
                                                  ----------      -----------      ----------       ----------
  Total                                             100.0%           100.0%          100.0%           100.0%
                                                  ==========      ===========      ==========       ==========

Source: Inside Mortgage Finance

(1) Formerly CMAC & Amerin; market share data prior to merger represents combined pro forma results of CMAC & Amerin.

PMI believes that quarterly market share fluctuations in 2000 were due in large part to negotiated transactions executed by PMI and its competitors. PMI believes that negotiated transactions will continue to cause quarterly market share results to fluctuate.

According to the Mortgage Bankers Association of America, for the year ended December 31, 2000, total mortgage originations were $1.1 trillion compared to $1.3 trillion for the year ended December 31, 1999.

U.S. and State Governmental Agencies

PMI and other private mortgage insurers compete with federal and state governmental and quasi-governmental agencies that sponsor their own mortgage insurance programs. The private mortgage insurers' principal government competitor is the Federal Housing Administration ("FHA") and, to a lesser degree, the Veterans Administration ("VA"). The following table shows the relative mortgage insurance market share of FHA/VA and private mortgage insurers over the past five years.

                                                 Federal Government and Private Mortgage Insurance Market Share
                                                                         (Based on NIW)
                                                                       Year Ended December 31,
                                                  --------------------------------------------------------------
                                                     2000         1999         1998         1997         1996
                                                  ----------   ----------    ---------    ---------    ---------
FHA/VA                                               41.4%        47.6%         43.7%        45.6%        44.8%
Private Mortgage Insurance                           58.6         52.4          56.3         54.4         55.2
                                                  ----------   ----------    ---------    ---------    ---------
  Total                                             100.0%       100.0%        100.0%       100.0%       100.0%
                                                  ==========   ==========    =========    =========    =========

Source: Inside Mortgage Finance

Effective January 1, 2001, the Department of Housing and Urban Development ("HUD"), in accordance with its index, increased the maximum single-family loan amount that the FHA can insure to $239,250. While there is no maximum VA loan amount, lenders will generally limit VA loans to $203,000. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure.

As of January 1, 2001, the FHA reduced the up-front mortgage insurance premiums it charges on loans from 2.25% to 1.5% of the original loan amounts. The FHA also has streamlined its down-payment formula making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes have caused and may cause future demand for private mortgage insurance to decrease and this could harm the Company's financial condition and results of operations. (See IC's.)

Federal Home Loan Bank Mortgage Partnership Finance Program. In October 1999, the Federal Housing Finance Board ("FHF Board") adopted resolutions which authorize each Federal Home Loan Bank ("FHLB") to offer programs to purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program. In July 2000, the FHF Board gave permanent authority to each FHLB to purchase such loans from member institutions without any volume cap. Under the FHF Board's rules, member institutions are also authorized to provide credit enhancement for eligible loans. Any expansion of the FHLBs' ability to use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm the Company's financial condition and results of operations.

PMI and other private mortgage insurers also face limited competition from several state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

Fannie Mae and Freddie Mac - The GSEs

As the predominant purchasers of conventional mortgage loans in the United States, the GSEs provide a direct link between the mortgage origination and capital markets. The GSEs may purchase conventional high LTV mortgages only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. However, if the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required to be held by the lender and the lender's cost of doing business may be adversely affected. Consequently, lenders prefer to make loans that can be sold in the secondary market utilizing mortgage insurance from insurers deemed eligible by the GSEs. PMI is a GSE authorized mortgage insurer.

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs. One of the GSEs' requirements is that private mortgage insurers, including PMI, maintain at least an AA- rating with a public national rating agency. Any change in PMI's GSE eligibility status could have a material, adverse effect on the Company's financial condition and results of operations. (See IC's.)

The GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained participation mortgages as compared to insured mortgages, increase or reduce required insurance coverage percentages, and alter or liberalize underwriting standards on low down payment mortgages they purchase. Private mortgage insurers, including PMI, are affected by such changes. (See 1. Products - Primary Mortgage Insurance, above.) For example, in June 2000, Freddie Mac issued revised mortgage insurer eligibility requirements. These revised requirements contain new, detailed requirements with respect to captive reinsurance transactions. Among other things, the new requirements: (i) mandate that captive reinsurance agreements include genuine risk transfer in accordance with Financial Accounting Standards Board ("FASB") No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts; and (ii) impose capital or rating requirements on captive reinsurers that reinsure more than 25% of the ceded risk or premium under a quota-share or excess-of-loss agreement. Freddie Mac also has the authority to waive these requirements on a case by case basis.

In 2000, the maximum single-family principal balance loan limit eligible for purchase by the GSEs was increased in accordance with the applicable index to $252,700 and in January 2001 that limit was raised to $275,000. PMI believes that any increase in this loan limit may positively affect the number of loans eligible for mortgage insurance, thereby increasing the size of the mortgage insurance market.

The GSEs are subject to oversight by HUD. In October 2000, HUD announced new GSE mortgage purchase requirements, known as affordable housing goals. Under these goals that begin in 2001, at least 50% of all loans purchased by the GSEs must support low- and moderate-income homebuyers and 31% of such units must be in underserved areas. The GSEs' prior goal for affordable housing was that at least 42% of the units financed by each GSE be low- and moderate-income housing, and that approximately 24% of such units be in underserved areas. PMI believes that the GSEs' goals to expand purchases of affordable housing loans have increased the size of the mortgage insurance market. Fannie Mae also has expanded its Community Home Buyers Program to include commitments to purchase certain volumes of loans with LTV's between 95% and 97% ("97s") and between 97% and 100% ("100s").

The Office of Federal Housing Enterprise Oversight ("OFHEO") is required to develop risk-based capital regulations for the GSEs and in April 1999 OFHEO announced its development of proposed risk-based capital regulations. The proposed regulations specified a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of severe economic conditions. Final regulations could require the GSEs to hold more capital than they each presently maintain for loans with LTV's of 95 percent or higher. Further, final capital regulations could treat credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of AAA more favorably than those issued by companies with less than AAA ratings. PMI's claims paying ability is currently rated AA+ and Aa2 by Standard & Poor's and Moody's, respectively. The director of OFHEO has stated that the agency expects to publish final regulations in the first half of 2001. (See IC's.)

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. As discussed above, the GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage or provide for the restructuring of existing mortgage insurance with reduced amounts of primary coverage and the addition of pool coverage. In the past, Freddie Mac has stated that it would pursue a permanent charter amendment allowing it to utilize alternative forms of default risk protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In October 2000, Fannie Mae announced its intention during the next three years to increase its share of revenue associated with the management of mortgage credit risk by retaining mortgage risk previously borne by its "risk-sharing partners," including mortgage insurers. Any attempts by the GSEs to increase their shares of revenue associated with mortgage risk could include a reduction in the use or level of mortgage insurance, and could have an adverse effect on the Company. (See IC's.)

Freddie Mac's and Fannie Mae's automated underwriting systems, Loan Prospector(SM) and Desktop Underwriter(TM), respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are able to obtain approval for mortgage insurance with any participating mortgage insurer. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. These automated underwriting systems are also used by the GSEs as the basis for their reduced coverage programs. (See IC's.)

Mortgage Lenders

PMI and other private mortgage insurers compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds ("80/10/10"). This 80/10/10 product and other similar products compete with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market.

In addition to captive reinsurance arrangements with affiliates of lenders, mortgage insurers share a portion of their coverage with their customers through risk retention arrangements. PMI also offers various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured or on the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate PMI or TPG for the risks associated with the coverage provided to its customers.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the "Act") became effective on March 11, 2000 and allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting. The Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products, including mortgage insurance. Any such mortgage insurance subsidiary would be subject to state insurance regulations including capital, reserve and risk diversification requirements and restrictions on the payments of dividends. Further, before any loans insured by the subsidiary are eligible for purchase by the GSEs, the insurance subsidiary must meet the GSEs' eligibility standards which currently require a claims-paying ability rating of at least AA- and the establishment of comprehensive operating policies and procedures. Because many aspects of the Act still require clarification and promulgation and because few bank holding companies have sought to utilize the Act to date, the Company is unable to ascertain the full impact of the Act on PMI. (See IC's.)

The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Federal Reserve Board has adopted a final rule, effective as of February 2, 2001, that permits similar activities for bank holding companies. The Office of Thrift Supervision has granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The reinsurance subsidiaries of national banks, savings institutions or bank holding companies could become significant competitors of the Company in the future.

3.   Customers

PMI insures mortgage loans funded by mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. Traditionally, PMI's primary customers have been mortgage bankers with the balance of PMI's customers being savings institutions, commercial banks and other mortgage lenders. Mortgage brokers originate loans on behalf of mortgage lenders and are not master policyholders. As the beneficiary under PMI's master policy is the owner of the insured loan, the purchaser of that loan is entitled to the policy benefits. The GSEs, as the predominant purchasers of conventional mortgage loans in the U.S., are the beneficiaries of the majority of the Company's mortgage insurance coverage.

In 2000, the mortgage lending industry continued its consolidation trend. A greater percentage of that industry's business in 2000 was originated by large lenders. At least several large lenders, however, rely in part upon mortgage brokers and smaller loan originators ("correspondents") to source and originate loans on their behalf. To date, large lenders generally have allowed their correspondents to control decisions relating to the ordering of mortgage insurance and the selection of particular mortgage insurance providers. PMI anticipates that large lenders in 2001 generally will continue to allow their correspondents to control these decisions. The centralization of these decisions by large lenders, however, could magnify the impact that mortgage lending consolidation has on mortgage insurers. Accordingly, the loss of a large lender as PMI's customer, or a large lender's decision to significantly reduce its business with PMI could, if permanent, have an adverse effect on PMI. (See IC's.)

Also in 2000, PMI expanded its offering of non-traditional products to secondary market participants such as underwriters of mortgage-backed securities and the GSEs. These entities entered into negotiated transactions with PMI pursuant to which PMI insured pools of loans or committed to insure new loan originations on agreed terms. Insurance issued in negotiated transactions may include primary, pool, modified pool or a combination thereof. (See 1. Products - Negotiated Transactions, above.) In 2000, the GSEs purchased mortgage insurance from PMI on loans with down payments exceeding 20% to assist in their risk/capital management programs. These purchases involved the use of primary insurance or modified pool insurance.

In 2000, PMI's top ten customers generated approximately 40% of its NIW, compared to 39% in 1999.

4.   Business Composition

A significant percentage of PMI's premiums earned is generated from existing insurance in force and not from NIW. PMI's primary insurance on traditional loans typically has an average duration of five to seven years. The insured, the policy owner or servicer of a loan may cancel insurance coverage at any time.

The composition of PMI's risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

                                                                           Risk In Force
                                                                         As of December 31,
                                              -------------------------------------------------------------
                                                 2000         1999          1998         1997         1996
                                              --------     --------       -------      -------      -------
Primary Risk in Force (in millions)           $ 23,559     $ 21,159       $19,324      $18,092      $17,336

LTV:
  97s and above                                    5.7 %        4.9 %         3.3 %        1.8 %        0.0 %
  95s                                             45.7         46.7          46.3         46.2         44.7
  90s and below                                   48.6         48.4          50.4         52.0         55.3
                                              --------     --------       -------      -------      -------
     Total                                       100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                              ========     ========       =======      =======      =======

Loan Type:
  Fixed                                           90.5 %       91.4 %        89.7 %       83.3 %       80.6 %
  ARM                                              9.4          7.9           9.2         15.2         17.7
  ARM (scheduled/potential
         Negative amortization)                    0.1          0.7           1.1          1.5          1.7
                                              --------     --------       -------      -------      -------
     Total                                       100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                              ========     ========       =======      =======      =======

Mortgage Term:
  Over 15 years                                   98.8 %       95.6 %        94.7 %       93.7 %       90.6 %
  15 years and under                               1.2          4.4           5.3          6.3          9.4
                                              --------     --------       -------      -------      -------
     Total                                       100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                              ========     ========       =======      =======      =======

Property Type:
  Single-family detached                          87.3 %       87.5 %        87.1 %       86.3 %       86.7 %
  Condominium                                      6.0          6.1           6.4          6.8          6.9
  Other                                            6.7          6.4           6.5          6.9          6.4
                                              --------     --------       -------      -------      -------
     Total                                       100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                              ========     ========       =======      =======      =======


Occupancy Status:
  Primary Residence                               97.2 %       98.0 %        98.6 %       99.0 %       99.2 %
  Second Home                                      1.5          1.2           1.0          0.8          0.6
  Non-owner occupied                               1.3          0.8           0.4          0.2          0.2
                                              --------     --------       -------      -------      -------
     Total                                       100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                              ========     ========       =======      =======      =======

Loan Amount:
  $100,000 or less                                23.2 %       24.0 %        26.4 %       27.3 %       28.3 %
  Over $100,000 and up to $250,000                68.2         68.6          66.1         65.6         64.8
  Over $250,000                                    8.6          7.4           7.5          7.1          6.9
                                              --------     --------       -------      -------      -------
     Total                                       100.0 %      100.0 %       100.0 %      100.0 %      100.0 %
                                              ========     ========       =======      =======      =======

Traditional                                       94.9 %         NA            NA           NA           NA
Non-Traditional (Alt A/Less than A)                5.1           NA            NA           NA           NA
                                              --------
     Total                                       100.0 %
                                              ========

Pool Risk in Force (in millions)
  GSE Pool                                    $  785.6     $  681.2       $ 450.3           NA           NA
  Old Pool                                     1,391.5      1,407.8            NA           NA           NA
  All Other Pool                                 169.4         57.0          42.4           NA           NA


 .  Fixed v. Adjustable Rate Mortgages. Relatively low interest rates during
   1996-2000 resulted in an increasing percentage of mortgages insured by PMI at fixed rates of interest. Based on PMI's experience, fixed rate loans represent less risk than adjustable rate mortgages ("ARMs") because claim frequency on ARMs is generally higher than on fixed rate loans.

 . High LTV Loans. The composition of PMI's NIW and risk in force includes 95s, which in PMI's experience have a claims frequency approximately twice that of 90s. PMI also offers coverage for mortgages with LTV's in excess of 95% and up to 97% ("97s"). PMI believes that 97s have even higher risk characteristics than 95s and greater uncertainty as to pricing adequacy. In June 2000, PMI introduced expanded coverage for certain mortgages with LTV's in excess of 97%. This expanded coverage has higher risk characteristics and pricing uncertainty. (See IC's.)

 . Non-Traditional Loans. PMI's NIW and risk in force also includes non-traditional loans, chiefly Alternative A and less than A quality mortgages. Loan characteristics, credit quality, loss development, pricing structures and persistency on non-traditional loans can be significantly different and riskier than PMI's traditional prime business, and non-traditional loans generally do not meet the standard underwriting guidelines of the GSEs. PMI believes that the average duration of non-traditional loans is significantly less than the average duration of traditional loans. Non-traditional loans represented approximately 19% of PMI's 2000 NIW, and PMI believes that percentage could increase in 2001.

Management expects higher delinquency rates, default rates and claim payment rates for ARMs, high LTV loans and non-traditional loans and incorporates these assumptions into its pricing. However, there can be no assurance that the premiums earned on ARMs, high LTV loans, non-traditional loans and the associated investment income will prove adequate to compensate for future losses from these loans. (See IC's.)

Changes in Coverage Percentages. Principally as a result of the GSEs' increased coverage requirements, PMI's percentage of risk and insurance in force with "deep" coverage (95s with 30% coverage and 90s with 25% coverage) increased beginning in 1995. PMI does not believe that coverage percentages have any relationship to loan default rates. However, deeper coverage on a loan increases the severity of any claim on that loan. Accordingly, PMI generally charges higher premium rates for deeper coverage. Deeper coverage as a percentage of PMI's NIW and, to a lesser extent, as a percentage of insurance in force declined in 2000. This decline was due primarily to PMI's execution in 2000 of certain negotiated transactions which included mortgage loans requiring lower coverage percentages and loans with greater than 20 percent down payments. PMI may enter into similar transactions in 2001 and deeper coverage may continue to decline in 2001. To a lesser extent, the GSEs' reduced coverage requirement programs introduced in 1999 may have contributed to the decline of deeper coverage as a percentage of NIW in 2000. (See 1. Products - Primary Mortgage Insurance, above; IC's.) PMI's average coverage percentage was 23.7% and 24.8% for NIW in the years ended December 31, 2000 and 1999, respectively.

5.  Sales; Mortgage Insurance Acquisition Channels

Sales. PMI employs a sales force located throughout the country to sell its products and provide services to lenders located throughout the United States. At December 31, 2000, PMI had nine sales field offices located in nine states. PMI's sales force receives compensation comprised of a base salary with incentive compensation tied to performance objectives. PMI's Product Development and Pricing Department has primary responsibility for advertising, sales materials, pricing and the creation of new products and services. PMI's product development personnel at the director level and above are eligible to participate in a bonus plan.

In 2000, PMI completed a reorganization of its sales force. Prior to the reorganization, PMI's sales force was organized geographically and divided into sales regions. In light of continuing mortgage lender consolidation and the increasing dominance of the largest mortgage originators, PMI's sales force is now organized tactically, focusing on customer relationships with an emphasis on "national accounts," PMI's large lender customers. As a result of PMI's increasing negotiated transactions business, PMI has dedicated additional personnel and resources to focus on PMI's secondary market customers and other customers that may require insurance applied to large loan portfolios.

Mortgage Insurance Acquisition Channels. To obtain mortgage insurance on a specific mortgage loan a customer typically submits to PMI an application and various supporting documentation. If the loan is approved for mortgage insurance (see 6. Underwriting Practices, below), PMI issues a certificate of insurance to the customer. Historically, the customer's application and PMI's response have been paper transactions executed via mail, courier or facsimile. During the last several years, however, advances in technology have enabled PMI to offer its customers the option of electronic submission of applications and receipt of certificates.

A growing number of PMI's customers require that PMI provide its products and services electronically. Many of these customers also require that PMI customize its electronic delivery methods to their particular technology platforms. An increasing portion of PMI's NIW is delivered electronically. Management expects these trends to continue and, accordingly, believes that it is essential for PMI to continue to invest substantial resources to maintain electronic connectivity with its customers. In some instances, connectivity has become the primary factor used by mortgage originators to choose a mortgage insurer. (See IC's.) PMI's failure to keep pace with the technological demands of its customers could have a material, adverse effect on the Company's financial conditions and results of operations.

While the development and customization costs are substantial, electronic acquisition and delivery of mortgage insurance benefits PMI. E-commerce reduces paperwork for both PMI and its customers, streamlines the mortgage insurance application process, reduces errors associated with re-entering information and increases the speed with which PMI is able to respond to applications, all of which can enhance PMI's relationship with lenders while reducing acquisition costs. PMI's electronic acquisition channels, once developed, require significantly less per transaction human effort than PMI's traditional paper acquisition channels. Examples of PMI's electronic acquisition channels include:

  . e-PMI(SM). In September 1999, PMI introduced its electronic delivery channel for mortgage insurance "e-PMI." PMI's customers can order mortgage insurance directly from the e-PMI web-site or, in the case of certain lenders, by using an embedded link that "frames" e-PMI within the customer's own site. e-PMI is available by request and is tailored to a lender's specifications. Currently it offers users real-time access to mortgage insurance origination services and mortgage insurance rates. PMI will be seeking to offer expanded services in the future through the phased introduction of new capabilities.

  . EDI. PMI accepts applications for insurance electronically through electronic data interchange ("EDI") links with lenders. EDI links may run over value-added networks, secure e-mail or secure Internet connections, "web-EDI."

  . Connectivity to Third Party Internet Sites. PMI also electronically connects to its customers directly through lender-specific web-sites and, indirectly, through lender-neutral web-sites or "portals" and loan origination and servicing systems.

  . Tape-to-Tape Negotiated Transactions. PMI's negotiated transactions, which often involve large loan portfolios, are conducted largely electronically. Prior to insuring these groups of loans, PMI receives from the insured details of the loan portfolios in electronic "tape" format.

6.  Underwriting Practices

Risk Management Approach

PMI underwrites its primary business based upon the historical performance of risk factors of individual loan profiles and utilizes an automated underwriting system in the risk selection process to assist the underwriter with decision making. PMI's underwriting process evaluates five categories of risk:

  . Borrower. An evaluation of the borrower's credit history is an integral part of PMI's risk selection process. In addition to the borrower's credit history, PMI analyzes several factors, including the borrower's employment history, income, funds needed for closing and the details of the home purchase.

  . Loan Characteristics. PMI analyzes four general characteristics of the loan product to quantify risk: (i) LTV; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. Certain categories of loans are generally not insured by PMI because such loans are deemed to have an unacceptable level of risk, such as loans with scheduled negative amortization.

  . Property Profile. PMI reviews appraisals used to determine the property value.

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

PMI uses national and territorial underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. The national guidelines have developed over time and take into account PMI's loss experience and the underwriting guidelines of the GSEs.

PMI expects its internal and contract underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI's underwriting guidelines. Accordingly, PMI's underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and have discretionary authority to insure loans which are substantially in conformance with PMI's published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval. PMI also offers pre-loan and post-loan credit counseling to borrowers using the 97% and 100% products as an aid in managing the greater risks associated with 97s and 100s compared to 95s. (See IC's.)

The pmiAURA(SM) System ("pmiAURA"). Applications for mortgage insurance are also generally analyzed by PMI's automated underwriting system, pmiAURA. pmiAURA employs claim and risk statistical models to predict the relative likelihood of default by a mortgage borrower. pmiAURA assigns applications risk scores predicting the likelihood of default, and automatically refers certain applications to underwriters based on higher risk characteristics, territorial underwriting guidelines or other administrative requirements. The individual underwriter will then make the final decision on those files referred by pmiAURA. pmiAURA's database contains performance data on more than 2.3 million loans, and includes economic and demographic information to enhance its predictive power.

During 2000, the pmiAURA System referred 45.9% of the loan applications it analyzed to underwriters for further review, compared to 43.4% in 1999. Applications that are not referred by pmiAURA are approved by PMI for mortgage insurance without additional underwriting review. These loan applications generally have favorable risk characteristics such as strong borrower credit ratings, low borrower debt-to-income ratios or stable borrower income histories.

The pmiAURA System can generate several types of scores, including: a loan risk score that assesses the risk solely due to the borrower and loan and property characteristics that are independent of market risk; a market score which is a measure of the default risk due solely to the economic conditions of a specific metropolitan area and a total risk score that combines the information in the loan risk and market scores. As an added benefit, pmiAURA's extensive database provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key factors. These reports allow PMI's underwriting management to monitor risk quality on a daily basis and to formulate long-term responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI's underwriting guidelines. pmiAURA is approved by the Wall Street rating agencies as an effective tool for establishing levels of credit support needed on securities backed by non-conforming, conventional loans.

Automated underwriting systems free underwriters from having to review the highest quality applications and enable the underwriters to focus on more complex credit applications and market and lender analyses. On the basis of its experience with the automated underwriting systems PMI believes that, in addition to improving underwriting results, these automated underwriting systems have improved PMI's underwriting efficiency and have brought consistency to the underwriting judgment process.

Underwriting Process

Delegated Underwriting. For the last three years, the majority of PMI's NIW has been underwritten pursuant to PMI's Partner Delivered Quality Program (the "PDQ Program"). The PDQ Program is a delegated underwriting program that allows approved lenders to determine whether loans meet program guidelines and requirements and are thus eligible for mortgage insurance. At present, more than 1,500 lenders approve applications under the PDQ Program. PMI's delegated business accounted for 73% and 56% of PMI's NIW in 2000 and 1999, respectively. Delegated underwriting enables PMI to meet mortgage lenders' demands for immediate insurance coverage of certain loans. Delegated underwriting has become standard industry practice.

Under the PDQ Program, customers use their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. Upon receipt of delegated loans, PMI uses pmiAURA to evaluate their key loan risk characteristics and to monitor the quality of delegated business on an ongoing basis. Additionally, PMI audits a representative sample of loans insured by lenders participating in the PDQ Program on a regular basis to determine compliance with program requirements. If a lender participating in the program commits PMI to insure a loan which fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions to coverage, for example, maximum loan-to-value criteria. Loans that are not eligible for the PDQ Program may be submitted to PMI for insurance coverage through the standard application process (see below).

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

Standard Application. Customers that are not approved to participate in the PDQ Program generally must submit to PMI an application for each loan, supported by various documents. The application for insurance and supporting documents may be sent to PMI via one of the acquisition channels discussed above. The documents submitted to PMI by the mortgage lender generally include a copy of the borrower's loan application, an appraisal report or other statistical evaluation on the property by either the lender's staff appraiser or an independent appraiser, and a written credit report on the borrower. Under PMI's standard full documentation submission program, verifications of the borrower's employment, income and funds needed for the loan closing are also required. Once the loan package is received by PMI's home or field underwriting offices, key borrower, property and loan product information are extracted from the file and analyzed by the pmiAURA System.

In the event that the pmiAURA System refers a loan application to an underwriter for additional review, the underwriter will review the entire insurance application package. This will include the detailed systems analysis and the borrower, loan and property profiles to determine if the risk presented by the loan is acceptable. The underwriter either approves the application, delays the final decision pending receipt of more information or declines the application for insurance. PMI generally responds within one business day after an application and supporting documentation are received. PMI's rejection rates for the years ended December 31, 2000 and December 31, 1999 were 4.4% and 4.5%, respectively. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted business and reduce the rejection rate.

PMI also accepts applications under its Quick Application Program. This program is limited to those lenders with a track record of high quality business. PMI's Quick Application Program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders' files on loans submitted under this program.

Negotiated Transactions. Negotiated transactions frequently involve a customer's "bulk" delivery of loans to PMI. Bulk transactions require evaluation of the loan portfolio as a whole, and pricing will often be determined by the composition of the risk of the transaction rather than loan-by-loan premium. While the underwriting process for negotiated transactions varies, underwriting steps generally include:

  . Obtaining complete data files from customer including all PMI required elements;

  . Preparation and review of stratification summaries of the loans by various loan risk factors (e.g., LTV, loan type, property type);

  . Review of loan group by PMI's Credit Policy department including identification and exclusion of uninsurable loans;

  . Due diligence underwriting of sample loan files and review of loan originator and loan servicer; and

  . Submission of loans to pmiAURA System model specifically tailored to negotiated transactions.

Contract Underwriting

Through its wholly owned subsidiary PMI Mortgage Services Co. ("MSC"), PMI provides contract underwriting services that enable customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. Such contract underwriting services are provided both for mortgage loans for which PMI provides mortgage insurance and for loans for which PMI does not. MSC also performs the contract underwriting activities of CMG.

As a part of its contract underwriting services, MSC provides remedies to its customers in the event that MSC fails to properly underwrite a mortgage loan. Such remedies may include: (i) the purchase of additional or "deeper" mortgage insurance; (ii) the assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or (iii) issuance of indemnifications to investors in the event that the loans default as a result of MSC's underwriting errors. Generally, the scope of these remedies are in addition to those contained in PMI's master primary insurance policies. Worsening economic conditions or other factors that could lead to increases in PMI's default and/or claim rate could also cause the number and severity of the remedies that must be offered by MSC to increase (see 8. Defaults and Claims, below). Such an increase could have a material effect on the financial condition of the Company. (See IC's.)

Contract underwriting services have become important to mortgage lenders as they seek to reduce costs. New policies processed by contract underwriters represented 23.4% of PMI's NIW in 2000 compared with 35.8% in 1999. PMI anticipates that loans underwritten by MSC will continue to make up a significant percentage of PMI's NIW and that contract underwriting will remain the preferred method among many mortgage lenders for processing loan applications. The number of contract underwriters deployed by the Company is directly related to the volume of mortgage originations and/or refinancing. (See IC's.) PMI's contract underwriters and its field underwriting force have access to PMI's automated underwriting systems.

PMI, through its contract underwriting systems, provides its customers with access to Freddie Mac's and Fannie Mae's automated underwriting services, Loan ProspectorSM and Desktop UnderwriterSM, respectively, which are used as tools by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing.

7.  Affordable Housing

In recent years, expanding home ownership opportunities for low and moderate-income individuals and communities has been an increasing priority for PMI, lenders and the GSEs. PMI's approach to affordable lending is to develop products and services that assist responsible borrowers who may not qualify using traditional underwriting practices. These underwriting standards do not accommodate borrowers who have historically not managed their affairs in a responsible manner; rather they seek to identify those home buyers who have met or will meet their obligations in a timely and conscientious manner. Additionally, affordable housing programs assist homebuyers who have demonstrated good credit quality and who have the ability and the willingness to meet their mortgage obligations but who may not have accumulated sufficient cash for a traditional down payment. The beneficiaries of these programs have included recent immigrants who have not established traditional credit histories, borrowers not accustomed to using traditional savings institutions and home buyers who, although consistently employed, lack the traditional stability with a single employer due to the nature of their employment.

To further promote affordable housing, PMI has entered into risk-sharing arrangements or "layered co-insurance" with certain institutional lenders, Native American tribes and housing authorities. Layered co-insurance is utilized primarily by financial institutions to meet Community Reinvestment Act ("CRA") lending goals and by Native American tribes and housing authorities to provide homeownership opportunities to traditionally under-served populations. Under such arrangements, the mortgage insurance is structured so that financial responsibility is shared between the lender or Native American tribe/housing authority and PMI. Typically PMI is responsible for the first loss layer, as well as a third catastrophic layer, with the lender or Native American Tribe/Housing Authority retaining a predetermined second loss layer.

PMI has also established partnerships with numerous national organizations to mitigate affordable housing risks and expand the understanding of responsibilities of home ownership. These community partners include Consumer Credit Counseling Services, Neighborhood Reinvestment Corp. and the affiliated Neighborhood Housing Services of America, the National Black Caucus, Social Compact, the National American Indian Housing Conference, the AFLCIO Housing Advancement Trust and the American Homeownership and Counseling Institute. In addition, PMI has developed partnerships with local organizations in an effort to expand home ownership opportunities and promote community revitalization. Included among these organizations are the Oakland, California based Unity Council, the San Francisco China Town Community Development Corporation, the Orange County Affordable Home Ownership Alliance, the East Los Angeles Community Corporation and several Native American nations.

Programs offered under PMI's affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs although some programs utilize affordable underwriting guidelines established by lenders that differ from PMI's criteria. Loans to low and moderate income borrowers and communities, whether acquired through affordable housing initiatives or otherwise, accounted for approximately 33% of NIW in 2000. The percentage of PMI's new risk written that relied on affordable underwriting guidelines (as designated by lenders) was 10.3% in 2000 and 8.8% in 1999. PMI believes that some affordable housing loans may have higher risks than its other insured business. As a result, PMI has instituted various programs including pre- and post-purchase borrower counseling and risk sharing approaches, seeking to mitigate the additional risks that may be associated with some affordable housing loan programs.

8.  Defaults and Claims

Defaults

PMI's default rate for its book of primary insurance at December 31, 2000 was 2.21% compared to 2.12% at December 31, 1999. (See Part II. Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations.)

PMI's claim process begins with receipt of notification of a default from the insured on an insured loan. "Default" is defined in PMI's master policy as the borrower's failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. In most cases, defaults are reported earlier. PMI's insureds typically report defaults within approximately 60 days of the initial default. Borrowers default for a variety of reasons, including the reduction of income, unemployment, divorce, illness, the inability to manage credit, and the level of interest rates. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result in a claim to PMI. (See Claims and Policy Servicing, below.)

The following table shows the number of loans insured, the number of loans in default and the default rate for PMI's primary insurance.

                                                              U.S. Historical Domestic Default Rates
                                                                   Total Insured Loans in Force

                                                                      Year Ended December 31,
                                           ----------------------------------------------------------------------------
                                               2000             1999             1998            1997           1996
                                           -------------     -----------      -----------     ----------      ---------
Primary Insurance
Number of Insured Loans in Force              820,213          749,591         714,210         698,831          700,084
Number of Loans in Default                     18,093           15,893          16,528          16,638           15,326
Default Rate                                     2.21%            2.12%           2.31%           2.38%            2.19%

The default rate for PMI's pool insurance, excluding Old Pool, was 0.79% at December 31, 2000. Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI's risk in force as of December 31, 2000.


                                                          Primary Default Rates by Region (1)

                                                                   As of Period End,
                      ----------------------------------------------------------------------------------------------------------
                                      2000                                1999                                1998
                      ----------------------------------    --------------------------------    --------------------------------
Region                   Q4       Q3       Q2       Q1       Q4       Q3       Q2       Q1       Q4       Q3       Q2       Q1
------                ------    ------    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Pacific (2)            2.13%     2.01%    2.03%    2.19%    2.31%    2.31%    2.28%    2.64%    2.69%    2.67%    2.72%    3.03%
New England (3)        1.69      1.52     1.44     1.61     1.88     1.51     1.55     1.69     1.79     1.68     1.64     1.81
Northeast (4)          2.64      2.37     2.37     2.53     2.64     2.62     2.54     2.87     2.91     2.77     2.68     2.88
South Central (5)      2.01      1.75     1.65     1.73     1.81     1.74     1.64     1.78     1.92     1.78     1.73     1.87
Mid-Atlantic (6)       2.09      2.01     1.97     2.07     2.11     2.17     2.04     2.21     2.37     2.23     2.22     2.40
Great Lakes (7)        2.45      2.02     1.94     1.78     1.95     1.91     1.85     1.91     1.98     1.94     1.88     1.88
Southeast (8)          2.47      2.21     2.13     2.21     2.31     2.18     2.02     2.25     2.39     2.16     2.10     2.35
North Central (9)      1.97      1.79     1.71     1.69     1.67     1.70     1.67     1.88     1.96     1.91     1.78     1.95
Plains (10)            1.80      1.73     1.68     1.67     1.65     1.78     1.59     1.76     1.73     1.63     1.45     1.53
Total Portfolio        2.21      1.99     1.93     2.01     2.12     2.07     1.99     2.22     2.31     2.20     2.16     2.36

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

                                    PMI's Default Rates for Top 10 States by Primary Risk in Force (1)

                       Percent of PMI's
                        Primary Risk in
                          Force as of                                                      Default Rate
                         December 31,                                                   As of December 31,
                       ---------------    -----------------------------------------------------------------------------------
                            2000             2000               1999              1998                1997              1996
                       ---------------    ---------           --------         --------            --------           -------
California                 14.75%            2.26%              2.59%             3.15%               3.73%             3.81%
Florida                     7.79             2.91               3.00              3.08                2.93              2.40
Texas                       7.14             2.13               2.06              2.18                2.25              2.04
Illinois                    5.04             2.34               2.01              2.35                2.56              2.14
Washington                  4.59             1.75               1.62              1.58                1.66              1.58
New York                    4.56             2.94               2.85              2.98                2.94              2.59
Pennsylvania                3.72             2.47               2.38              2.64                2.38              2.13
Georgia                     3.68             2.31               1.95              2.01                1.87              2.59
Virginia                    3.28             1.43               1.42              1.55                1.67              1.54
Massachusetts               3.21             1.66               1.49              1.67                1.67              1.73
Total Portfolio                              2.21               2.12              2.31                2.38              2.19

(1) Top ten states as determined by total risk in force as of December 31, 2000. Default rates are shown by states based on location of the underlying property.

Default rates on PMI's California policies decreased to 2.26% (representing 2,141 loans in default) at December 31, 2000, from 2.59% (representing 2,382 loans in default) at December 31, 1999. Claim sizes on California policies tend to be larger than the national average claim size due to higher loan balances relative to other states. (See Claims and Policy Servicing, below.) Policies written in California accounted for approximately 13% and 29% of the total dollar amount of claims paid for the year ended December 31, 2000 and 1999, respectively.

The following table sets forth the dispersion of PMI's primary insurance in force and risk in force as of December 31, 2000, by year of policy origination and average coupon rate since PMI began operations in 1972.

                                                   Insurance and Risk in Force by Policy Year
                                                             and Average Coupon Rate
                   ----------------------------------------------------------------------------------------------
                      Average Rate            Primary             Percent            Primary             Percent
 Policy Year               (1)           Insurance in Force      of Total         Risk in Force         of Total
------------      ----------------      -------------------      ---------       --------------        ----------
                                          (In thousands)                         (In thousands)
  1972-1992               9.3%              $ 4,490,238              4.7%          $   907,829              3.0%
  1993                    7.3                 5,684,806              5.9             1,148,475              4.9
  1994                    8.4                 3,590,510              3.7               773,873              3.3
  1995                    7.9                 3,652,198              3.8               967,476              4.1
  1996                    7.8                 5,165,365              5.3             1,381,580              5.9
  1997                    7.6                 6,410,339              6.6             1,700,850              7.3
  1998                    6.9                19,317,313             19.9             4,876,199             20.9
  1999                    7.4                23,100,737             23.8             5,777,338             24.8
  2000                    8.1                25,502,099             26.3             6,024,985             25.8
                                            -----------           ------           -----------           ------
Total Portfolio                             $96,913,605            100.0%          $23,558,605            100.0%
                                            ===========           ======           ===========           ======

(1) Average annual mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

With respect to traditional primary loans insured by PMI, insurance written from the period of January 1, 1995 through December 31, 1998 represented 35.6% of PMI's insurance in force at December 31, 2000. This portion of PMI's book of business is in its expected peak default and claim period. Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on the Company's experience, the majority of claims occur in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. PMI believes that loans in its developing non-traditional primary book will have shorter lives and earlier incidences of default than loans in PMI's traditional book. Non-traditional loans represented 5.5% of PMI's insurance in force at December 31, 2000, primarily from the 2000 policy year. PMI believes that the default rate on its non-traditional book, excluding Alternative A loans, will likely increase during 2001 and this could cause PMI's primary default rate to increase during 2001. (See 6. Underwriting Practices - Contract Underwriting, above.)

Claims and Policy Servicing

Direct primary claims paid by PMI in 2000 decreased to $66.7 million from $79.6 million in 1999. (See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

The frequency of defaults does not directly correlate to the number of claims PMI receives. This is because the rate at which defaults cure is influenced by borrowers' financial resources and circumstances and regional economic differences. Whether an uncured default leads to a claim principally depends on the borrower's equity at the time of default and the borrower's or the insured's ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the chance of a defaulted loan reinstating is minimal, PMI works with the servicer of the loan for possible loan workout or early disposal of the underlying property. Property dispositions typically result in savings to PMI over the percentage coverage amount payable under the master policy.

Under the terms of PMI's master policy, the insured shall file a claim with PMI no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. An insurance "claim amount" includes:

     .  the amount of unpaid principal due under the loan;

     . the amount of accumulated delinquent interest due on the loan, excluding late charges, to the lesser of the date of claim filing or sixty days following the acquisition of title to the underlying property;

     . certain expenses advanced by the insured such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and

     .  certain foreclosure costs, including attorneys' fees.

The claim amount is subject to review and possible adjustment by PMI. Depending on the applicable state foreclosure law, an average of about 12 months elapses from the date of default to filing of a claim on an uncured default. PMI's master policy excludes coverage for physical damage whether caused by fire, earthquake or other hazard where the borrower's default was caused by an uninsured casualty.

PMI has the right to rescind coverage and not pay a claim if the insured, its agents or the borrower misrepresent material information in the insurance application. According to industry practice, a misrepresentation is generally considered material if the insurer would not have agreed to insure the loan had the true facts been known at the time of certificate issuance.

Within 60 days after a claim and any necessary supporting documentation have been filed, PMI has the option of:

     . paying the coverage percentage specified in the certificate of insurance;

     . in the event the property is sold pursuant to an arrangement made prior to or during the 60-day period after the claim is filed (a "prearranged sale"), paying the lesser of (i) 100% of the claim amount less the proceeds of sale of the property or (ii) the coverage percentage multiplied by the claim amount; or

     . paying 100% of the claim amount in exchange for the insured's conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired under this option are included on PMI's balance sheet in other assets as residential properties from claim settlements also known as "REO."

PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment. However, PMI generally settles by paying the coverage percentage multiplied by the claim amount. In 2000 and 1999, PMI settled 26.8% and 29.3%, respectively, of the primary claims processed for payment on the basis of a prearranged sale. In 2000 and 1999, PMI exercised the option to acquire the property on approximately 12% and 8%, respectively, of the primary claims processed for payment. At December 31, 2000 and 1999, PMI owned $26.8 million and $14.9 million, respectively, of REO valued at the lower of cost or estimated realizable value. This increase resulted primarily from increases in the number and value of REO.

The ratio of the claim paid to the original risk in force relating to such loan is referred to as "claim severity" and is a factor that influences PMI's losses. The main determinants of claim severity are the age of the mortgage loan, accrued interest on the loan, expenses advanced by the insured and the foreclosure expenses. These amounts depend in part on the time required to complete foreclosure which varies depending on state laws. Pre-foreclosure sales and other early workout efforts help to reduce overall severity. The average claim severity level has decreased from 99.9% in 1994 to 72.2% in 2000.

Technology for Claims and Policy Servicing

Technology is an integral part of the claims and policy servicing process and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies and improving customer service. With increasing frequency, PMI's customers expect PMI to offer them technological solutions with respect to claims submission, claim payment and policy servicing. (See IC's.)

Defaults and Claims. PMI, through its automatic default reporting process ("ADR"), allows paperless reporting of default information by the insured. PMI uses an automated claim-for-loss worksheet program which compiles pertinent data while automatically calculating the claim amount and predicting the best settlement alternative. To enhance efficiencies and ease of use for its customers, PMI developed Document Free ClaimEase(SM) which is designed to require only an addendum to the uniform claim-for-loss worksheet, thereby reducing paperwork and resulting in more rapid claims settlements. PMI offers customers the option of receiving claims payments by direct deposit to their bank accounts rather than by check. To contain costs and expand internal efficiencies, PMI uses optical imaging in its claims functions allowing PMI to eliminate the transfer and storage of documents relating to claims.

Policy Servicing. PMI has developed several technology tools with respect to policy servicing and claims. pmiPHONE-CONNECT(SM) is a voice response application that enables the insured to access PMI's database via telephone to inquire on the status of coverage and to obtain information on billings, refunds and renewals. pmiWEB-CONNECT(SM) is an enhanced version of pmiPHONE-CONNECT and provides access to PMI's servicing database via the Internet, thus allowing customers to inform PMI of loan closing dates, servicing transfers, defaults and claims. PMI is also capable of receiving claims, handling premium billing, and executing loan sale transfers via EDI.

Loan Performance

In 1985, the Company adopted substantially more conservative underwriting standards that, along with increased premium rates and generally improving economic conditions in various regions, are believed by the Company to have contributed to the lower cumulative loss payment ratios in subsequent years. While the cumulative loss payment ratios of policy years 1985 through 2000 will increase over time, the cumulative loss payment ratio for each such year at December 31, 2000 is lower than the cumulative loss payment ratio for each of the years 1980 through 1984 at the same number of years after original policy issuance.

The table below sets forth cumulative losses paid by PMI at the end of each successive year after the year of original policy issuance ("policy year"), expressed as a percentage of the cumulative premiums written on such policies.

  Years                       Percentage of Cumulative Losses Paid
  Since                          To Cumulative Premiums Written
  Policy
  Issue                                Policy Issue Year
           -----------------------------------------------------------------
              1980   1981   1982   1983   1984  1985  1986  1987  1988  1989
           -----------------------------------------------------------------
                                      (in percents)
        1      0.4    0.4    0.9    0.3    0.2   0.0   0.1   0.0   0.0   0.0
        2     11.8   23.3   38.1   14.8    9.8   4.5   1.5   0.4   0.1   0.3
        3     39.2   90.4  112.1   47.3   44.0  18.7   5.2   2.0   2.0   3.6
        4     74.2  139.3  166.3   83.0   83.1  35.2   8.7   5.1   6.1  10.8
        5     95.5  168.3  180.9  129.3  114.3  47.4  12.2   9.7  11.6  21.9
        6    100.8  168.0  229.6  165.9  127.1  56.4  15.6  13.1  18.5  32.4
        7     90.8  184.8  251.0  177.5  135.9  60.7  18.5  17.5  23.1  40.3
        8     98.5  197.3  265.4  184.6  139.3  63.0  21.3  20.7  26.2  45.7
        9    107.8  203.6  265.7  187.7  141.9  65.0  24.1  23.0  29.1  49.6
       10    111.4  205.6  264.4  189.8  142.6  65.3  25.8  25.1  31.5  51.7
       11    113.0  207.1  263.8  191.0  142.9  65.9  27.4  26.5  33.6  52.8
       12    114.1  208.8  264.4  191.3  142.6  65.8  28.4  27.8  34.6  53.1
       13    114.6  208.9  263.3  191.1  142.1  65.8  28.8  28.4  35.0
       14    115.0  209.8  262.2  190.6  141.7  65.9  29.0  28.6
       15    115.1  209.5  261.5  190.1  141.5  66.0  29.1
       16    115.3  209.2  260.8  189.8  141.3  66.0
       17    115.5  208.9  260.4  189.5  141.0
       18    115.5  208.5  259.8  189.5
       19    115.5  208.1  259.6
       20    115.4  208.1
       21    115.4

           -----------------------------------------------------------------------
              1990   1991   1992   1993   1994  1995  1996  1997  1998  1999  2000
           -----------------------------------------------------------------------
                                         (in percents)
        1      0.0    0.0    0.0    0.0    0.0   0.1   0.0   0.0   0.0   0.1   1.2
        2      0.7    0.8    1.1    1.0    1.0   2.8   2.9   2.3   1.2   2.7
        3      7.1    6.6    6.9    5.5    6.5  10.4   8.3   5.8   3.8
        4     17.8   16.9   16.3   13.4   13.7  15.4  11.9   8.7
        5     31.7   28.9   28.3   18.7   18.0  18.2  14.2
        6     41.8   39.8   36.1   21.1   20.1  19.2
        7     50.5   47.4   40.3   21.9   20.9
        8     56.2   51.3   41.5   22.0
        9     59.2   52.7   41.3
       10     60.9   52.6
       11     61.4

This table shows that, measured by cumulative losses paid relative to cumulative premiums written ("cumulative loss payment ratios"), the performance of policies originally issued in the years 1980 through 1984 was adverse, with cumulative loss payment ratios for those years ranging from 115.4% to 259.6% at the end of 2000. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the "Oil Patch" states.

The table also demonstrates the general improvement in PMI's cumulative loss payment ratios since policy year 1982. This reflects both improved claims experience for the more recent years and the higher premium rates charged by PMI beginning in 1985. Policy years 1986 through 1988 generally have had the best cumulative loss payment ratios of any years since 1980. Policy years 1989 through 1992 displayed somewhat higher loss payment ratios than 1986 through 1988 at the same age of development. This was due primarily to the increased refinancings of mortgages originating in policy years 1989 to 1992 which resulted in reduced aggregate premiums and led to higher default rates on California loans. For policy years 1993 through 1999, cumulative losses have been developing at a favorable rate for the Company due to improving economic conditions.

In 2000, PMI expanded its product offerings to include insurance for "non-traditional" loans which are primarily Alternative A and less than A quality loans. Non-traditional loans generally have shorter lives and earlier incidences of default than traditional "A quality" loans. These earlier incidences of default have resulted in a small but larger than normal number of claims already paid in calendar year 2000 on loans insured during the year. Claim payments, when divided by the relatively small amount of written premium on loans insured during the year, have resulted in a cumulative claim payment ratio of 1.2% at December 31, 2000. This ratio, which represents thirty-one policies issued in 2000 upon which claims were also paid in 2000, is higher than for any year shown in the table at the same age of development. However, PMI attempts to incorporate its expectation of non-traditional loans' higher default rates into its pricing for such business. Because of these pricing adjustments and because the non-traditional business represents a relatively small portion of PMI's total book, management expects that future development of the year 2000 ratio will be similar to that of the years 1990 through 1999. Given PMI's limited experience with respect to these loans there can be no assurance that premiums charged will be sufficient to cover losses. (See IC's.)

Loss Reserves

A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory PMI, in accordance with industry practice, establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expense ("LAE") reserves, and incurred but not reported ("IBNR") reserves. These reserves are estimates and there can be no assurance that PMI's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. (See IC's.) Consistent with industry accounting practices, PMI does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

PMI's reserving process for primary insurance is based on default notifications received by PMI in a given year (the "report year method"). In the report year method, ultimate claim rates and average claim amounts selected for each report year are estimated based on past experience. Claim rates and amounts are also estimated by region for the most recent report years to validate nationwide report year estimates which are then used in the normal reserving methodology. For each report year the claim rate, estimated average claim amount and the number of reported defaults are multiplied together to determine the amount of direct incurred losses for that report year. Losses paid to date for that report year are subtracted from the estimated report year incurred losses to obtain the loss reserve for that report year. The sum of the reserves for all report years yields the total loss reserve on reported defaults.

Pool business loss reserving is subject to the same assumptions and economic uncertainties as primary insurance and generally involves the following process. PMI divides all currently pending pool insurance delinquencies into six categories of delinquency, which connote progressively more serious stages of default (e.g., delinquent less than four months, delinquent more than four months, in foreclosure but no sale date set). A claim rate is selected for each category based on past experience and management judgment. Expected claim sizes, stated as a percentage of the outstanding loan balance on the delinquent loan, are similarly selected. The loss reserve is then generally calculated as the sum over all delinquent loans of the product of the outstanding loan balance, the claim rate and the expected claim size percentage.

PMI reviews its claim rate and claim amount assumptions on at least a quarterly basis and adjusts its loss reserves accordingly. The impact of inflation is not explicitly isolated from other factors influencing the reserve estimates although inflation is implicitly included in the estimates. PMI does not discount its loss reserves for financial reporting purposes.

PMI's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a highly subjective process especially in light of changing economic conditions. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future.

PMI's Actuarial Services department performs the loss reserve analysis. On the basis of such loss reserve analysis, management believes that the loss reserves are, in the aggregate, computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations to which it is subject. Management also believes that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of its policies and agreements. (See IC's.)

Such reserves are necessarily based on estimates and the ultimate net cost may vary from such estimates. These estimates of ultimate losses are based on management's analysis of various economic trends including the real estate market and unemployment rates and their effect on recent claim rate and claim severity experience. These estimates are regularly reviewed and updated using the most current information available. Any resulting adjustments are reflected in current financial statements. (For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses, see Part II, Item 8. Financial Statements Note 5 - Loss Reserves.)

As a result of changes in estimates of ultimate losses resulting from insured events in prior years, the provision for losses and loss adjustment expenses, net of reinsurance recoverable, decreased by $88.8 million in 2000. These changes were primarily the result of very favorable economic conditions throughout the U.S and continued improvement in the California housing market.

9.  Reinsurance

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

Captive Reinsurance

Certain mortgage insurers, including PMI, have agreed to reinsure portions of their risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. As of December 31, 2000, approximately 27% of PMI's insurance in force was subject to such captive reinsurance arrangements and, in 2000, approximately 34% of PMI's NIW was subject to captive reinsurance arrangements. In 2000, PMI ceded approximately 25% of the total premiums subject to captive reinsurance arrangements for a commensurate level of risk. These percentages are expected to increase in upcoming years. CMG does not currently reinsure any of its business with captive reinsurers but expects to do so in the future. PMI's captive reinsurance agreements primarily consist of what are known in the industry as excess-of-loss reinsurance. In excess-of-loss reinsurance, PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with a captive reinsurer and retains the remaining risk above the second loss layer. PMI also has entered into two quota-share captive reinsurance agreements under which the captive reinsurer assumes a pro rata share of all (i.e., first dollar) losses in return for a pro rata share of the premiums collected. In 2000, Freddie Mac issued revised Eligibility Criteria for Private Mortgage Insurers that established certain financial requirements for captive reinsurance transactions. (See 2. Competition and Market Share - Fannie Mae and Freddie Mac - The GSEs, above.)

To ensure the performance of its captive reinsurers, PMI requires each captive reinsurer to establish a trust account with a United States domiciled bank and to maintain funds therein in an amount not less than the loss, unearned premium and contingency reserves required to be held under Arizona law. These estimated liabilities are recalculated by PMI on a quarterly basis. All reinsurance premiums payable by PMI are deposited directly into the trust accounts and the captive reinsurers are permitted to make withdrawals from the trust account only if, and to the extent that, the trust balances exceed certain predetermined reserve levels and PMI as the sole beneficiary of the trust has expressed written consent for such withdrawal.

Other Reinsurance; Reinsurance Subsidiaries - RGC, RIC, PMG, CMG and Pinebrook

Effective August 20, 1999, PMI entered into an excess-of-loss reinsurance treaty relating to aggregate stop loss limit pool insurance contracts issued by PMI during 1997 and 1998. The participating reinsurers have claims-paying rating of AA or AAA from Standard and Poor's. (See Part II, Item 8. Financial Statements
Note 6 - Reinsurance.) PMI also has a 5% quota share reinsurance agreement in place with a participating reinsurer relating to primary business written by PMI during 1993-1997. Under the terms of this arrangement, the reinsurer indemnifies PMI for 5% of all losses paid under the reinsured primary business to which it cedes 5% of the related premiums less a ceding commission.

Effective January 1, 2001, PMI commenced reinsuring its wholly owned Australia subsidiary, PMI Mortgage Insurance Company Ltd ("PMI Ltd") on an excess-of-loss basis. Under the terms of the agreement, for each of the next 5 calendar years (i.e., 2001-2005), PMI is obligated to indemnify PMI Ltd for losses that exceed 130% of PMI Ltd's net earned premiums for each year, but not losses that exceed 220% of such net earned premiums.

Certain states limit the amount of risk a mortgage insurer may retain to 25% of the indebtedness to the insured and, as a result, the deep coverage portion of such insurance over 25% must be reinsured. To minimize reliance on third party reinsurers and to permit PMI and CMG to retain the premiums (and related risk) on deep coverage business, TPG formed several wholly owned subsidiaries including Residential Guaranty Co. ("RGC"), Residential Insurance Co. ("RIC"), PMI Mortgage Guaranty Co. ("PMG"), and, together with CMIC (CMG's co-owner), CMG Re to provide reinsurance of such deep coverage to PMI and CMG. PMI and CMG use reinsurance provided by its reinsurance subsidiaries solely for purposes of compliance with statutory coverage limits. (See IC's.) TPG's reinsurance subsidiaries generally have the ability to write direct mortgage insurance and to provide reinsurance to unaffiliated mortgage insurers.

In 1997, PMI began offering GSE pool insurance to select lenders and aggregators. In connection with the pool policies issued, PMI may only retain 25% of the risk covered by such policies. PMI reinsures the remaining risk though RGC, PMG and RIC. (See 1. Products - Pool Mortgage Insurance, above; IC's.)

In addition, in 1999, PMI acquired Pinebrook Mortgage Insurance Company ("Pinebrook") from Allstate Insurance Company. Pinebrook's sole business at the present time is to provide excess-of-loss coverage to PMI on certain pool insurance policies issued by PMI during the early 1990s.

10. Regulation

State Regulation

General. The Company's insurance subsidiaries are subject to comprehensive, detailed regulation intended for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of scrutiny of and control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments (see
12. Internal Investment Portfolio) and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the performance of contractual obligations to policyholders.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits the Company's mortgage insurance subsidiaries from directly writing other types of insurance. The non-insurance subsidiaries of TPG are not subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

Insurance Holding Company Regulation. All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulatory authority financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The states also regulate transactions between insurance companies and their parents and affiliates. Generally, such regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory policyholders' surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate for its needs.

TPG is treated as an insurance holding company under the laws of the State of Arizona based on its ownership and affiliation with PMI, PMG, RGC and RIC ("Arizona Insurers"). The Arizona insurance laws regulate, among other things, certain transactions in the Company's common stock and certain transactions between TPG and its Arizona Insurers, or any one of them with each other or with any other affiliate. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of TPG or any one of the Arizona Insurers unless such person files a statement and other documents with the Arizona Director of Insurance and obtains the Director's prior approval after a public hearing is held on the matter. In addition, material transactions between TPG, PMI, PMG, RGC and RIC and their affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with PMI or PMG, RGC and RIC. "Control" is presumed to exist if 10% or more of PMI's or PMG's, RGC's and RIC's voting securities is owned or controlled, directly or indirectly, by a person, although the Arizona Director of Insurance may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, Arizona law requires that the Arizona Director of Insurance be given 30-day prior notice of certain types of agreements between an insurance company and any affiliate, and the Director is authorized to deny any transactions that do not meet applicable standards of fairness and soundness.

The Insurance Holding Company laws and regulations are substantially similar in Florida (where APTIC is domiciled), Illinois (where Pinebrook is domiciled) and Wisconsin (where CMG and CMG Re are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including TPG) are subject to regulatory review and approval in the respective state of domicile. Under Florida law, however, regulatory approval must be obtained prior to the acquisition, directly or indirectly, of 5% or more of the voting securities of APTIC or TPG (compared to 10% in Arizona). The applicable requirements of Wisconsin law are similar to those of Arizona law regulating insurance holding companies, except that the hearing to approve a change in control is optional in Wisconsin. Similarly, Pinebrook, an Illinois-domiciled insurer is subject to that state's holding company laws, which are substantially similar to Arizona's. For purposes of Arizona, Florida, Illinois and Wisconsin law, "control" means the power to direct or cause the direction of the management of an insurer, whether through the ownership of voting securities, by contract other than a commercial contract for goods or non-management services, or otherwise, unless the power is the result of an official position with or corporate office held by the person.

Reserves. PMI, RGC, PMG and RIC are required under the insurance laws of Arizona and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Pinebrook is subject to the same requirement under Illinois law, as are CMG and CMG Re under Wisconsin law. The insurance laws of the various states, including Florida, impose additional reserve requirements applicable to title insurers such as APTIC. For example, title insurers must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute, and are subject to limitations with respect to the level of risk they can assume on any one contract. At December 31, 2000, PMI had statutory policyholders' surplus of $159.5 million and statutory contingency reserve of $1.46 billion. (See Part II, Item 8. Financial Statements Note 14 - Statutory Accounting.)

Dividends. PMI's ability to pay shareholder dividends is limited, among other things, by the insurance laws of Arizona and other states. Under Arizona law, PMI may pay dividends out of available surplus without prior approval of the Arizona Insurance Director, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders' surplus as of the preceding calendar year end, or (ii) the preceding calendar year's investment income. In accordance with the foregoing, PMI is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to TPG of $16.0 million in 2001 without prior approval of the Arizona Director. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director. The Director may approve of an extraordinary dividend if he or she finds that, following the distribution, the insurer's policyholders' surplus is reasonable in relation to its liabilities and adequate to its financial needs. The Director is also required to approve a return of capital from PMI's contributed capital.

In addition to Arizona, other states may limit or restrict PMI's ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Florida prohibits an insurer from making a dividend if, following such dividend, its ratio of surplus to liabilities would fall below 10%.

CMG faces shareholder dividends/distributions restrictions under Wisconsin laws similar to those faced by PMI in Arizona. CMG, like PMI, is also subject to other state laws restricting or limiting a mortgage insurer's ability to declare or pay shareholder dividends, including California, Florida, Illinois and New York. (See C. Strategic Investments - 2. Title Insurance, below; Part II, Item 8. Financial Statements Note 13 - Dividends and Shareholders Equity.)

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

Premium Rates and Policy Forms. PMI and CMG's premium rates and policy forms are subject to regulation in every state in which each is licensed to transact business in order to protect policyholders both against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In all states, premium rates and, in most states, policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to being justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

Reinsurance. Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. Arizona prohibits reinsurance unless the reinsurance arrangements meet certain requirements even if no statutory financial statement credit is to be taken. In addition, Arizona, Wisconsin and several other states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the entire indebtedness to the insured. Coverage in excess of 25% must be reinsured. (See
9. Reinsurance.)

Examination. PMI, PMG, RGC, RIC, APTIC, CMG, CMG Re and Pinebrook are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. In lieu of examining a foreign insurer, the Commissioner may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners.

Federal Laws and Regulation

In addition to federal laws that directly affect mortgage insurers, private mortgage insurers including PMI are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders; by purchasers of mortgage loans such as Freddie Mac and Fannie Mae; and by governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a materially adverse effect on PMI. Legislation that increases the number of persons eligible for FHA or VA mortgages could have a materially adverse effect on the Company's ability to compete with the FHA or VA.

The Home Owners Protection Act (the "Act"), effective July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Act applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after the effective date of the Act. FHA loans are not covered by the Act. Under the Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio ("LTV") reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a "good payment history" as defined by the Act. (See IC's.)

The Real Estate Settlement and Procedures Act of 1974 ("RESPA") applies to most residential mortgages insured by PMI and related regulations provide that mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states including Arizona prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The recently renewed interest of HUD in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

Home Mortgage Disclosure Act ("HMDA). Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through their trade association Mortgage Insurance Companies of America ("MICA"), entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council ("MFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Mortgage lenders are subject to various laws, including HMDA, RESPA, the Community Reinvestment Act, and the Fair Housing Act. Fannie Mae and Freddie Mac are also subject to RESPA and various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "Act") became effective on March 11, 2000 and allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks. (See 2. Competition and Market Share, above; IC's.) The Act also imposes new consumer information privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. Compliance with the Act is mandated by July 1, 2001.

National Association of Insurance Commissioners ("NAIC"). The NAIC has developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of 11 key financial ratios, which are intended to indicate unusual fluctuations in an insurer's statutory financial position and/or operating results. The NAIC applies its IRIS financial ratios to PMI on a continuing basis in order to monitor PMI's financial condition.

11. Financial Strength; Ratings

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard & Poor's Rating Services ("S&P"), "AA+" (Very Strong) by Fitch IBCA, Inc. ("Fitch"), and "Aa2" (Excellent) by Moody's Investors Service, Inc. ("Moody's"). In March 2000, S&P affirmed the AA+ financial strength rating and claims paying ability rating of PMI. In September 2000, Fitch affirmed PMI's AA+ financial strength rating. In October 2000, Moody's announced that it changed PMI's and TPG's rating outlook from negative to stable and also confirmed its Aa2 financial strength rating of PMI.

PMI's claims-paying ability ratings from certain national rating agencies have been based in part on the third party reinsurance arrangements discussed above and on various capital support commitments from Allstate. On October 28, 1994, PMI entered into a runoff support agreement with Allstate (the "Runoff Support Agreement") to replace various capital support commitments that Allstate had previously provided to PMI. Allstate agreed to pay claims on certain insurance policies issued by PMI prior to October 28, 1994 if PMI's financial condition deteriorates below specified levels, or if a third party brings a claim thereunder or, in the alternative, Allstate may make contributions directly to PMI or TPG. In the event that Allstate makes payments or contributions under the Runoff Support Agreement, which management believes is a remote possibility, Allstate would receive subordinated debt or preferred stock of PMI or TPG in return.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain an AA- rating with any public national rating agency. (See IC's.)

C.   Strategic Investments

In March 1999, TPG announced its plan to significantly diversify its domestic mortgage insurance operations through strategic investments and the development of international mortgage insurance operations. Total revenues for the year ended December 31, 2000 from the Company's consolidated strategic investments and non-U.S. mortgage insurance businesses constituted approximately 21% of the Company's consolidated revenues compared with approximately 20% and 17% in 1999 and 1998. The growth in revenue attributed to the Company's strategic investments and non-U.S. mortgage insurance operations was approximately 17% in 2000. These percentages exclude revenue from Ram Re, CMG and Fairbanks as those entities are accounted for on the equity method in the Company's consolidated financial statements.

1. International Mortgage Insurance

Australia and New Zealand

TPG offers mortgage insurance in Australia and New Zealand through its indirect, wholly owned subsidiary, PMI Mortgage Insurance Ltd ("PMI Ltd"). PMI Ltd was founded in 1965 and is headquartered in Sydney, Australia. TPG acquired PMI Ltd in August 1999. In addition to its headquarters in Sydney, PMI Ltd has four offices in other major Australian cities (Melbourne, Brisbane, Adelaide, and Perth) and one in Auckland, New Zealand. The New Zealand operation is a branch of the Australian enterprise and is not separately incorporated. At December 31, 2000, PMI Ltd's total assets were $174.0 million. The

Company does not hedge the foreign exchange exposure in Australia dollars to US dollars. The average exchange rate was 0.58 in 2000 compared to 0.65 in 1999.

Single premiums and 100% coverage characterize Australian mortgage insurance or "lenders' mortgage insurance" ("LMI"). As in the United States, lenders usually collect the single premium from the prospective borrowers and remit the amount to the mortgage insurer. The mortgage insurer in turn invests the proceeds and reports the single premium in its financial statements over time according to an actuarially determined multi-year schedule. The premium is potentially partly refundable if the policy is cancelled within the first year only. After the first policy year no refund will be paid. Lenders control the decision to maintain coverage on a loan and have the freedom to cancel coverage at any point.

LMI provides insurance coverage on the entire loan amount plus certain expenses. Historically, losses normally range from 20% to 25% of the original loan amount on defaulted loans. "Top cover" predominates in New Zealand where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand is 20% to 30%.

The majority of the loans insured by PMI Ltd are ARM's with loan terms of between twenty and thirty years. Changes in interest rates impact the frequency of claims with respect to these loans. Because of the preponderance of ARM loans that simultaneously adjust with prevailing market rates, borrowers have little incentive to refinance their mortgages. Initial period, "teaser" or "honeymoon" rates represent the only real inducement for borrowers to pay off their existing mortgage in favor of a new one. In fact, given that mortgage interest is not deductible in Australia or New Zealand, borrowers have a strong incentive to reduce their principal balance by amortizing or prepaying their mortgages. These actions commensurately lower PMI Ltd's loss exposure.

Only recently, maximum LTVs were restricted to 95% by the LMI industry. PMI Ltd recently launched a three-percent down payment product utilizing PMI's experience to determine risk profiles and pricing levels. PMI Ltd expects these high LTV products to perform similarly to PMI's high LTV products in the United States. (See IC's.)

The Australian Prudential Regulatory Authority ("APRA") regulates all financial institutions in Australia including mortgage insurers. APRA provides for reduced capital requirements for depository institutions that insure residential mortgages above 80% LTV with an "A" Standard & Poor's or equivalent rated mortgage insurance company. PMI Ltd is rated AA-, A1 and AA by Standards & Poor's, Moody's and Fitch IBCA, respectively.

Westpac, Commonwealth, ANZ, and National Australia Bank collectively provide 60% or more of Australia's residential housing finance. Other participants in Australian mortgage lending include "regional" banks, building societies, credit unions, and non-bank mortgage originators, called "mortgage managers." Mortgage managers typically fund their lending activities via the capital markets and mortgage-backed securitizations.

Securitization of mortgages is actively pursued in Australia. Mortgage insurance is the most frequently used form of credit enhancement for these bond issues and mortgage insurance is ultimately placed on all loans (whether high or low LTV) destined for securitization. Mortgage managers tend to place mortgage insurance on the lower LTV loans at origination to be assured that each individual loan is an acceptable risk to the mortgage insurer. Banks generally purchase mortgage insurance on lower LTV loans immediately prior to securitization. In either case, the coverage follows the standard, 100% coverage, primary insurance.

Including PMI Ltd, four mortgage insurers serve the Australian and New Zealand markets. Though no public statistics are kept regarding competitor market share or insurance in force, PMI Ltd believes the largest provider in Australia is likely GE, which purchased the Australian government's participating entity, Housing Loan Insurance Company, in late 1997. GE operates two companies: GEMICO and GEMI Pty Ltd. The Company believes that PMI Ltd is the second largest mortgage insurer in Australia and New Zealand. Royal & Sun is the next largest competitor in Australia. CGULMI is the smallest mortgage insurer in Australia, but probably the largest provider in New Zealand.

A significant portion of PMI Ltd's business is acquired through captive mortgage insurance arrangements with its lending customers. These captive arrangements typically contain a contractual period over which the lender commits to send PMI Ltd a prescribed volume of business. Generally the captive arrangements operate in one of two ways. In one arrangement, loans are 100% insured by PMI Ltd and then a small proportion of each loan is reinsured on a quota share basis by the lender's captive insurer. In exchange for this loss risk transfer, PMI Ltd pays a negotiated premium to the captive. Under the other arrangement, the lender's captive writes the insurance risk and cedes a large portion of the risk on a quota share basis to PMI Ltd. In this case PMI Ltd receives a premium from the captive for the risk it assumes. Generally, captive arrangements are subject to review by the lender and PMI Ltd every five years. In the event that the lender or PMI Ltd wishes to terminate the captive arrangement at that time, PMI Ltd generally has the right to purchase the lender's equity interest in the captive. Under limited circumstances, the lender may have a right to require PMI Ltd to purchase the lender's equity interest in the captive.

PMI Ltd offers ancillary services to earn mortgage insurance business from lenders. Included in these offerings are a number of computer-based business development tools including the pmiSCORE, an automated underwriting and decision support system and pmiE-COMMERCE, an internet-based customer development and connectivity tool. These products and services, as well as captive arrangements and basic mortgage insurance pricing, have enabled PMI Ltd to secure written agreements with some of its customers to allocate a given portion of their mortgage insurance business for a period of time to PMI Ltd, usually one to three years. PMI Ltd endeavors to execute such agreements whenever possible.

Effective January 1, 2000, the Company changed its accounting policy to report international operations on a one-month lag from domestic operations. Accordingly, the results of PMI Ltd for the twelve months ended December 31, 2000 represented eleven months of activity. As of December 31, 2000, PMI Ltd's insurance in force totaled $19.3 billion compared to the year ended December 31, 1999 where insurance in force was $20.4 billion. PMI Ltd's reserves for losses for the year ended December 31, 2000, were $5.4 million compared to $3.7 million for the year ended December 31, 1999.

Hong Kong

In 1999, PMI opened an office in Hong Kong and began to reinsure residential mortgages in Hong Kong. PMI entered into an agreement with the Hong Kong Mortgage Corporation ("HKMC"), a public sector entity created to add liquidity to the Hong Kong residential mortgage market. HKMC is the direct insurer of residential mortgages with LTVs of up to 90%, with PMI providing reinsurance coverage on amounts over 70% LTV. For the year ended December 31, 2000, PMI reinsured $252.9 million of loans. For the nine months of operations during 1999, PMI reinsured $209.9 million of loans.

Europe

In February 2001, the Company formed PMI Mortgage Insurance Company Limited ("PMI Europe"), a mortgage insurance and credit enhancement company incorporated and located in Ireland. Headquartered in Dublin, PMI Europe is licensed to offer mortgage insurance and other credit enhancement products by the Irish Department of Enterprise Trade & Employment. With this license, PMI Europe may offer its products to all of the European Union member states. PMI Europe's claims-paying ability is currently rated AA by

Standard & Poor's and Aa3 by Moody's Investors Service. These ratings are based in part on a capital support agreement provided by PMI and a guarantee of PMI's obligations under that agreement by TPG.

2. Title Insurance

In 1992, TPG acquired American Pioneer Title Insurance Co. ("APTIC"), a Florida-based title insurance company, as part of its strategy to provide additional mortgage-related services to its customers. APTIC is licensed in 44 states and the District of Columbia. Although APTIC is currently writing business in 35 states, it primarily provides real estate title insurance on residential property in Florida. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy's coverage.

Based on direct premiums written during 2000, APTIC is ranked fifth among the 28 active title insurers conducting business in the State of Florida. For the year ended December 31, 2000, 63.9% of APTIC's premiums earned came from its Florida operations.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 95.8% and 95.2% of APTIC's premiums earned for the years ended December 31, 2000 and 1999, respectively.

While the industry trend in the residential market appears to be towards direct operations consisting of underwriter owned or controlled entities, APTIC's operational plan is geared towards developing and cultivating agency relationships. APTIC has created a suite of computerized software designed to assist its agents in the areas of real estate settlement, real property examination and electronic commerce. These products, together with APTIC's assistance to its policy issuing agents in the areas of underwriting, claims, audit, and title agency management, create an atmosphere for the development and continuous cultivation of long term contractual relationships. Title policy issuing agency relationships are memorialized by written contracts and are generally long-term in nature without the right of immediate unilateral termination by either party.

As part of APTIC's risk management program, it has, since 1986, entered into reinsurance treaties with other insurers covering policies issued. Currently, APTIC has a reinsurance agreement with ACE Capital Title Reinsurance Company ("ACE") which, in general, provides for automatic reinsurance of title policies in excess of $1.0 million but not greater than $26.0 million. Policies in excess of $10.0 million require written consent of ACE. Policies in excess of $26.0 million are reinsured through the use of facultative agreements with ACE and/or other reinsurers.

APTIC's claims-paying ability is currently rated AA- (very high) by Fitch, A" by Demotech, Inc. and A by LACE. APTIC's claims-paying rating by Fitch is based in part on a capital support agreement provided by PMI and the reinsurance agreement discussed in the preceding paragraph.

APTIC is subject to comprehensive regulation in the states in which it is licensed to transact business. Among other things, such regulation requires APTIC to adhere to certain financial standards relating to statutory reserves and other criteria of solvency. Generally, title insurers are restricted to writing only title insurance, and may not transact any other kind of insurance. This restriction prohibits APTIC from using its capital and resources in support of other types of insurance businesses. The insurance laws of the various states, including Florida, impose reserve requirements on APTIC. For instance, title insurers such as APTIC must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute and are subject to limitations with respect to the level of risk they can assume on any one contract. The laws of Florida, in general, limit the payment of dividends by APTIC to TPG in any one year to the greater of either 10% of APTIC's statutory surplus as to policyholders derived from realized net operating profits on its business and realized net capital gains derived during the immediately preceding calendar year. As a result, APTIC may be limited in its ability to pay dividends to TPG.

3. Financial Guaranty Reinsurance

TPG owns 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively, "RAM Re"), the first AAA rated financial guaranty reinsurance company based in Bermuda. This strategic investment was consummated, in part, because of the perceived industry need for additional sources of highly rated financial guaranty capacity and because of TPG's desire to diversify into similar businesses. Ram Re commenced business in the first quarter of 1998. Three executives of the Company serve as directors of Ram Re. RAM Re's financial results are reported in the Company's financial statements under the equity method of accounting.

4. Mortgage Loan Servicing

On March 31, 2000, the Company acquired an interest in Fairbanks Capital Holdings Corp ("Fairbanks"). Fairbanks, through its wholly owned subsidiary, acquires and services single-family residential mortgages and specializes in the resolution of non-performing and under-performing mortgages. As of December 31, 2000, Fairbanks serviced approximately $12.1 billion in mortgages. The Company believes that its investment in Fairbanks will broaden the scope of PMI's involvement in lender services and allow PMI to leverage Fairbanks' core competency in loss mitigation. Two executives of the Company serve as directors of Fairbanks. Fairbanks' financial results are reported in the Company's financial statements under the equity method of accounting.

D.   Investment Portfolio

The Company's investment portfolio is managed under the TPG and Subsidiaries Investment Policy Statement (the "Policy"), and includes the investment portfolios of TPG and TPG's subsidiaries, except for APTIC and PMI Ltd, which manage their own portfolios under separate investment policies that are reviewed at least annually by PMI's Treasury personnel. The Company's pre-tax income from the total investments represented 31.9% of pre-tax operating income during 2000. As of December 31, 2000, approximately 87% of the total investments were managed under the Policy.

The Policy's goal is to attain consistent after tax total returns. Emphasis is placed on providing a predictable level of income and on the maintenance of adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration. In addition to satisfying state regulatory limits on the amount that can be invested in any single investment category, e.g., no more than 20% of assets may be invested in common stocks, a minimum average fixed income credit quality of "A" rating must be maintained and no single credit risk may exceed 5% of total investments. At December 31, 2000, based on market value, approximately 92% of the Company's fixed income investments under the Policy were invested in securities rated "A" or better, with 62% rated "AAA" and 20% rated "AA," in each case by at least one nationally recognized securities rating organization. The balance of the portfolio under the Policy was invested in equity securities.

Under Arizona law, PMI may invest up to 10% of its assets in investments that are not otherwise expressly authorized, including derivative instruments. Additionally, PMI is subject to other state regulations regarding investment activities with which PMI currently comply. The Company's policy is also to limit its derivative transactions to currency and interest rate swaps necessary to minimize revenue fluctuations related to its international operations. The Policy is subject to change depending upon state regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

At December 31, 2000, the market value of the Company's investment portfolio was approximately $2.1 billion. At that date, the market value of the investments under the Policy was approximately $1.8 billion. At December 31, 2000, municipal securities represented 71.1% of the market value of the investments under the Policy. Fixed income securities due in less than one year, within one to five years, within five to ten years; after ten years, and other represented 10.9%, 20.6%, 10.2%, and 58.3%, respectively, of such total market value. (See C. Strategic Investments - 1. International Mortgage Insurance and 2. Title Insurance; Part II, Item 8. Financial Statements Note 4 - Investments.)

APTIC's investment portfolio of approximately $34 million is managed internally in accordance with APTIC's investment policies. Approximately 92% of APTIC's portfolio consists of bonds rated AA and higher. PMI Ltd's investment portfolio of approximately $162 million is managed externally in accordance with PMI Ltd's investment policies. Approximately 92% of PMI Ltd's portfolio consists of bonds rated AA and higher.

E.   Employees

As of December 31, 2000, TPG, its wholly owned subsidiaries and CMG, had 1,117 full-time and part-time employees, of which 715 persons perform services primarily for PMI, 90 are employed by PMI Ltd, 20 perform services primarily for CMG, and an additional 292 persons are employed by APTIC. The Company's employees are non-union and its employee relations are considered to be good. In addition, MSC had 462 temporary workers and contract underwriters as of December 31, 2000.


Item 2.   Properties

PMI currently leases its home office in San Francisco, California, which contains approximately 100,000 square feet of space. The lease expires in 2004. In December 2000, PMI entered into a contract to purchase a seven-story office building site in Walnut Creek to serve as its world headquarters. Construction is underway on the office building and completion of the approximately 195,000 square foot building is scheduled to occur at the end of 2001. PMI also leases space for its 27 field and satellite offices throughout the United States comprising approximately 97,500 square feet with lease terms of no more than five years. During 2000, PMI transferred its operation data center to Rancho Cordova, California, which consists of approximately 15,000 square feet of office space. PMI believes its existing properties are well utilized and are suitable and adequate for its operations.

Item 3.   Legal Proceedings

On December 17, 1999, G. Craig Baynham and Linnie Baynham ("Plaintiffs") filed a putative RESPA class action lawsuit against PMI. (See the Company's Form 8-K filed December 29, 1999.) This action was filed by Plaintiffs in the U.S. District Court for the Southern District of Georgia, Augusta Division (the "Court").

On December 15, 2000, the Company announced that PMI had entered into an agreement with Plaintiffs to settle the action. The settlement agreement was preliminarily approved by the Court and a final hearing on the settlement is scheduled for June 15, 2001. PMI denied all facts and allegations in the lawsuit that related to Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The Company currently estimates that the gross amount of the settlement will be between $20 million and $22 million. To account for the settlement PMI took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million, which is the estimated cost of settlement less anticipated insurance recovery. The charge is based, in part, upon an estimate of insurance payments the Company will receive from its insurance carriers as reimbursement for certain costs and expenses incurred by, and to be incurred by, the Company in connection with its defense and settlement of the action. The Company has agreed to participate in non-binding mediation with its insurance carriers with respect to the amount of any such payments. There can be no assurance that the Company's estimate of the amount of insurance payments will be realized. If the Company does not realize the estimated amount of insurance proceeds its financial condition and results of operations could be adversely affected. If the Court does not approve the settlement, the litigation will continue. In that event, there can be no assurance that the ultimate outcome of the litigation will not have a material adverse effect on the Company's financial condition.

The settlement agreement contains a three year injunction, terminating on December 31, 2003, which extends to all members, present and future, of the putative class. The injunction provides that so long as certain products and services challenged in the lawsuit, including agency pool insurance, contract underwriting, reinsurance agreements with reinsurance affiliates of lenders and mortgage insurance restructuring transactions, meet the minimum requirements for risk transfer and cost recovery specified in the injunction they will be deemed to be in compliance with RESPA and other applicable laws. The injunction also prohibits lawsuits by class members for any mortgage insurance related claims, including but not limited to such products and services, for any loan transaction closed on or before December 31, 2003. The injunction will not restrict the Company or its subsidiaries from continuing to offer its current menu of mortgage insurance, reinsurance and lender services domestically or internationally.

Under the terms of the agreement, all borrowers who have obtained, or will obtain, a "federally-related" mortgage loan that is insured by a certificate of primary mortgage insurance issued by PMI between December 18, 1996 and November 30, 2000 (with exceptions for borrowers whose loans were insured as bulk/seasoned loans) are entitled to receive a payment. As part of the settlement agreement, the class members will give a general release to the Company, lenders and the GSEs for all claims including claims under RESPA.

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

Item 4.   Submission of Matters to a Vote of Security Holders


No matter was submitted during the fourth quarter of 2000 to a vote of stockholders through the solicitation of proxies or otherwise.


                       EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding TPG's executive officers as of December 31, 2000, including age as of March 31, 2001, and business experience for at least the past five years.

W. ROGER HAUGHTON, 53, is Chairman of the Board and Chief Executive Officer of TPG and its subsidiary, PMI Mortgage Insurance Co., which was established in San Francisco in 1972. He brings more than 31 years of experience to his position. Mr. Haughton came to PMI in 1985 from Allstate Insurance Company. He was appointed President and Chief Executive Officer of the subsidiary in January 1993. He became President, Chief Executive Officer and a Director of TPG when the Company went public in April 1995, and was elected Chairman of the Board in May 1998. A graduate of the University of California at

Santa Barbara, Mr. Haughton holds a B.A. in economics. He is a member of the Executive Committee and past President of Mortgage Insurance Companies of America, the industry trade association. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and is on the board and former Chairman of Social Compact, a Washington D.C. organization dedicated to promoting revitalization of America's inner cities. He is also on the board of San Francisco's Bay Area Council. He is an Ex Officio member of the Governance and Nominating Committee.

L. STEPHEN SMITH, 51, has been President and Chief Operating Officer of TPG and PMI since September 1998. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Field Operations from September 1993 to May 1994, Senior Vice President of Marketing and Customer Technology from December 1991 to September 1993 and Vice President/General Manager of PMI's Eastern Zone from September 1985 to December 1991.

CLAUDE J. SEAMAN, 54, has been President International and Strategic Investments of TPG and PMI since February 2001. Prior thereto, he was Group Executive Vice President Strategic Investments of TPG and PMI since February 1999. Prior thereto, he was Executive Vice President of Insurance Operations of PMI since May 1994, and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President of Insurance Operations from March 1993 to May 1994, Vice President of Claims from December 1991 to March 1993 and Vice President of Underwriting from January 1987 to December 1991.

JOHN M. LORENZEN, Jr., 56, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same positions with TPG in January 1995. Prior thereto, he was PMI's Senior Vice President from April 1989 to May 1994 and Vice President of Finance from April 1985 to April 1989.

BRADLEY M. SHUSTER, 46, has been Executive Vice President Corporate Development of TPG and PMI since February 1999. Prior thereto, he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with TPG, in September 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

VICTOR J. BACIGALUPI, 57, has been Executive Vice President, General Counsel and Secretary of TPG and PMI since August 1999. Prior thereto he was Senior Vice President, General Counsel and Secretary of TPG and PMI since November 1996. Prior to joining TPG, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

DANIEL L. ROBERTS, 50, has been Executive Vice President, Chief Information Officer of TPG and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of TPG and PMI since December 1997. Prior to joining TPG, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined the company in October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the Company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche from July 1985 to December 1990.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Common Stock

TPG is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol PMI. As of December 31, 2000 there were 44,309,922 shares issued and outstanding. As of January 25, 2001, there were 44,310,814 shares issued and outstanding held by approximately 43 stockholders of record and approximately 8,859 beneficial owners of shares held by brokers and fiduciaries.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 2000 and 1999:

                                  2000                         1999
                         ------------------------    --------------------------
                          High     Low     Close      High      Low      Close
                         ------   -----   -------    ------    -----    -------
First quarter             48.81   33.50    47.44      35.88    26.67     30.92
Second quarter            54.75   44.19    47.52      42.38    28.17     41.88
Third quarter             72.38   48.75    67.75      47.08    39.81     40.88
Fourth quarter            74.94   56.50    67.69      55.50    40.88     48.81

Preferred Stock

TPG's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of TPG in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock which has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. The Company has reserved for issuance under the Rights Plan described below up to 400,000 shares of preferred stock.

Preferred Share Purchase Rights Plan

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

Payment of Dividends and Policy

Payment of future dividends is subject to a declaration by TPG's Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to TPG, which is subject to, among other factors, regulatory restrictions by the Arizona Department of Insurance and TPG's credit agreements and the Runoff Support Agreement. (See Part I, Item 1.B(9), "Regulation" and
Part II, Item 8, Financial Statement Note 13 - "Dividends and Stockholders' Equity".)

During the second quarter of 1995, TPG's Board of Directors declared its first dividend on common stock of $0.05 per share (pre-split basis), and has declared and paid a quarterly dividend of $0.05 per share (pre-split basis) through the second quarter of 1999. In connection with the Company's 3-for-2 stock split on August 16, 1999, the quarterly dividend was adjusted to $0.04 per share for the third and fourth quarters of 1999 and continued to be $0.04 per share for 2000.

Item 6.   Selected Financial Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 2000 Annual Report to Stockholders under the heading "Eleven-Year Summary of Financial Data" filed as part of Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 2000 Annual Report to Stockholders under the heading "Management's Discussion and Analysis" as part of Exhibit 13.1.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2000, the average duration of the Company's fixed income investment portfolio was 4.9 years, and the Company had no derivative financial instruments in its investment portfolio. The result of a 100 basis points increase in interest rates would be a 5.8% decrease in the value of the Company's investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.5% increase in the value of the Company's investment portfolio.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 2000 Annual Report to Stockholders as part of Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 17, 2000, the Company's Board of Directors approved the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information concerning TPG's Directors as required by this Item is incorporated by reference from TPG's 2000 Proxy Statement under the captions "Nominees For Director of TPG" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information regarding Executive Officers of TPG is included in a separate item captioned "Executive Officers of Registrant" in
Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from TPG's 2000 Proxy Statement under the captions "Directors-Compensation and Benefits," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participants."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from TPG's 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

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

(b) Reports on Form 8-K:

    On December 19, 2000, the Company filed a report on Form 8-K regarding two press releases that the Company issued on December 15, 2000. The first press release announced that PMI had entered into an agreement with the plaintiffs to settle the putative class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Company. The second press release announced the Company's projected operating earnings for 2000 and projected operating earnings growth rate for 2001.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                             [Item 14(a) 1 and 2]


                       Consolidated Financial Statements
                       ---------------------------------
                        (all contained in Exhibit 13.1)

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Reports of Independent Auditors

                         Financial Statement Schedules
                         -----------------------------
           (schedules immediately follow Form 10-K signature pages;
                 reports contained in Exhibits 23.1 and 23.3)

Reports of independent auditors on financial statement schedules as of and for the specified years in the three-year period ended December 31, 2000:
        Schedule I-Summary of investments other than in related parties
        Schedule II-Condensed financial information of Registrant
        Schedule III-Supplementary insurance information
        Schedule IV-Reinsurance

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 26th day of March, 2001.

                       The PMI Group, Inc.

                       BY:  /s/ W. Roger Haughton
                          ------------------------------------------------
                                W. Roger Haughton
                          Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                          Title                               Date
         ----                          -----                               ----
/s/ W. Roger Haughton          Chairman of the Board and              March 26, 2001
---------------------              Chief Executive Officer
W. Roger Haughton

/s/ John M. Lorenzen, Jr.      Executive Vice President,              March 30, 2001
-------------------------          Chief Financial Officer, and
John M. Lorenzen, Jr.              Assistant Secretary
                                   (Principal Financial Officer)

/s/ Brian P. Shea              Vice President, Controller and         March 30, 2001
-----------------                  Assistant Secretary
Brian P. Shea                      (Controller and Principal
                                   Accounting Officer)

/s/ James C. Castle                Director                           March 12, 2001
-------------------
Dr. James C. Castle

/s/ Donald C. Clark                Director                           March 18, 2001
-------------------
Donald C. Clark

/s/ Wayne E. Hedien                Director                           March 13, 2001
-------------------
Wayne E. Hedien

/s/ Raymond L. Ocampo Jr.          Director                           March 15, 2001
--------------------------
Raymond L. Ocampo Jr.

/s/ John D. Roach                  Director                           March 13, 2001
-----------------
John D. Roach

/s/ Kenneth T. Rosen               Director                           March 15, 2001
--------------------
Dr. Kenneth T. Rosen

/s/ Richard L. Thomas             Director                            March 14, 2001
---------------------
Richard L. Thomas

/s/ Mary Lee Widener              Director                            March 20, 2001
--------------------
Mary Lee Widener

/s/ Ronald H. Zech                Director                            March 13, 2001
------------------
Ronald H. Zech

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE 1 - SUMMARY OF INVESTMENTS

The information required by this schedule is incorporated by reference from portions of The PMI Group, Inc. 2000 Annual Report to Stockholders under the heading "Notes to Consolidated Financial Statements" as part of Exhibit 13.1.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET
                              PARENT COMPANY ONLY
                          December 31, 2000 and 1999

                                   ASSETS                                         2000            1999
                                                                                  ----            ----

                                                                                 (Dollars in thousands)
  Investments: available for sale, at fair value:
     Fixed income securities (cost: $63,645; $32,745)                          $   58,342      $   31,696
     Short-term investments                                                        39,117          60,973
                                                                               ----------      ----------
     Total investments                                                             97,459          92,669
                                                                               ----------      ----------
    Cash                                                                            7,918             407
    Investment in subsidiaries, at equity in net assets                         1,582,906       1,316,082
    Other assets                                                                   27,916          14,685
                                                                               ----------      ----------
          Total Assets                                                         $1,716,199      $1,423,843
                                                                               ==========      ==========
                                LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities:
     Long-term debt                                                            $   99,609      $   99,542
     Accounts payable - affiliates                                                  5,567           1,630
     Other liabilities                                                              9,610           3,235
                                                                               ----------      ----------
     Total liabilities                                                            114,786         104,407
                                                                               ----------      ----------
    Commitments and contingent liabilities (Note A)

    Junior subordinated deferrable interest debenture
     held solely by subsidiary trust                                              102,202         102,168

    Shareholders' equity:
     Preferred stock - $.01 par value; 5,000,000 shares authorized                 -               -
     Common stock - $.01 par value; 187,500,000 shares
      authorized and 52,793,777 shares issued                                         528             528
    Additional paid-in capital                                                    267,762         265,828
    Accumulated other comprehensive income                                         62,501          20,186
    Retained earnings                                                           1,511,751       1,258,617
    Treasury stock, at cost (8,484,082 and 8,091,924 shares)                     (343,331)       (327,891)
                                                                               ----------      ----------
     Total shareholders' equity                                                 1,499,211       1,217,268
                                                                               ----------      ----------
            Total liabilities and shareholders' equity                         $1,716,199      $1,423,843
                                                                               ==========      ==========

  See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF OPERATIONS
                              PARENT COMPANY ONLY
                 Years Ended December 31, 2000, 1999 and 1998

                                                 2000           1999          1998
                                                 ----           ----          ----
                                                            (In thousands)
Revenue:
     Equity in undistributed net income of
      subsidiaries                              $273,501       $112,029      $ 90,696
     Subsidiary dividends                          3,000         97,339       103,200
     Investment income                             6,174          8,913         9,600
     Net realized capital gains                      807            329         1,045
                                                --------       --------      --------
          Total revenue                          283,482        218,610       204,541
                                                --------       --------      --------
Expenses:
     Operating expenses                           13,257          6,456           722
     Interest expense                             16,052         15,810        15,592
                                                --------       --------      --------
          Total expenses                          29,309         22,266        16,314
                                                --------       --------      --------
Income before income taxes                       254,173        196,344       188,227

Income tax benefit                                 6,039          8,122         2,133
                                                --------       --------      --------
Net income                                      $260,212       $204,466      $190,360
                                                ========       ========      ========

                 CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                              PARENT COMPANY ONLY
                 Years Ended December 31, 2000, 1999 and 1998


                                                          2000          1999        1998
                                                          ----          ----        ----
                                                                   (In thousands)
Net income                                             $ 260,212     $ 204,466    $ 190,360
                                                       ---------     ---------    ---------
Other comprehensive income, net of tax:
  Unrealized gains on investments:
   Unrealized holding gains (losses) arising during
     period                                               50,575       (53,945)      18,539
  Reclassification adjustment for gains (losses)
    included in net income                                  (281)         (331)     (16,013)
 Currency translation adjustment                          (7,979)            -            -
                                                       ---------     ---------    ---------
Other comprehensive income (loss), net of tax             42,315       (54,276)       2,526
                                                       ---------     ---------    ---------
Comprehensive Income                                   $ 302,527     $ 150,190    $ 192,886
                                                       =========     =========    =========

  See accompanying supplementary notes to Parent company condensed financial statements.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY
                  Year Ended December 31, 2000, 1999 and 1998


                                                                  2000             1999          1998
                                                                  ----             ----          ----
                                                                              (In thousands)
Cash flows from operating activities:
   Net income                                                  $ 260,212        $ 204,466       $  190,360
   Adjustments to reconcile net income to net cash
    used in operating activities:
   Amortization                                                       99              278            1,063
   Equity in earnings of subsidiaries                           (276,501)        (209,368)        (193,896)
   Net realized capital gains                                       (807)            (329)          (1,045)
   Payable to affiliates                                           3,937              (48)             565
   Other                                                           1,960           (7,435)           2,282
                                                               ---------        ---------       ----------
             Net cash used in operating activities               (11,100)         (12,436)            (671)
                                                               ---------        ---------       ----------
Cash flows from investing activities:
   Dividends from subsidiaries                                     3,000           97,339          103,200
   Investment in affiliates                                            -           (2,038)          (4,000)
   Return of capital from subsidiary                              50,000                -                -
   Purchases of fixed income securities                          (40,771)          (3,887)          (1,000)
   Purchases of equity securities                                 (5,569)         (14,840)         (20,173)
   Investment collections of fixed income securities                   -                -            6,271
   Proceeds from sales of fixed income securities                 10,680           22,110           40,522
   Proceeds from sales of equity securities                            -                -               93
   Net (increase) decrease in short-term investments              21,856          (57,251)          32,455
                                                               ---------        ---------       ----------
             Net cash provided by investing activities            39,196           41,433          157,368
                                                               ---------        ---------       ----------
Cash flows from financing activities:
   Dividends paid to shareholders                                 (7,079)          (5,199)          (6,333)
   Proceeds from exercise of stock options                         1,934              964            2,592
   Purchase of The PMI Group, Inc. common stock                  (15,440)         (24,828)        (152,920)
                                                               ---------        ---------       ----------
             Net cash used in financing activities               (20,585)         (29,063)        (156,661)
                                                               ---------        ---------       ----------
Net increase (decrease) in cash                                    7,511              (66)              36
Cash at beginning of year                                            407              473              437
                                                               ---------        ---------       ----------
Cash at end of year                                            $   7,918        $     407       $      473
                                                               =========        =========       ==========


  See accompanying supplementary notes to Parent company condensed financial statements.

                              THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES


Note A

The accompanying Parent Company ("TPG") financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (including Notes 10, 11 and 12 related to long-term obligations, commitments and contingent liabilities and the junior subordinated debenture) appearing in The PMI Group, Inc. 2000 Annual Report to Shareholders.

Note B

During 2000, 1999 and 1998, TPG received $53.0 million, $97.3 million and $103.2 million, respectively, of ordinary and extraordinary cash dividends/returns of capital from subsidiaries.

                     THE PMI GROUP, INC. AND SUBSIDIARIES

              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

        As of and for the Years Ended December 31, 2000, 1999 and 1998


                                Reserve for                                      Investment
                                Losses and                                         Income     Losses and   Amortization
                   Deferred        Loss                     Net                      and         Loss      Of Deferred      Other
                  Acquisition   Adjustment   Unearned    Premiums    Premiums      Equity     Adjustment   Acquisition    Operating
   Segment           Costs       Expenses    Premiums     Written     Earned      Earnings     Expenses       Costs       Expenses
-------------     -----------   ----------  ----------   ---------  ----------   ----------   ----------   ------------  ----------
                                                                  (In thousands)
2000
MI (1)                $63,295     $281,704   $ 96,561    $498,255    $503,750     $ 96,585     $ 95,308        $77,337    $ 54,362
International (2)       3,714        5,384     74,305      36,823      26,628       11,475        5,684              -       7,220
Title                       -        8,001          -     103,984     103,984        1,890        2,087              -      94,302
Other (3)                   -            -          -           -           -        9,249            -              -      33,887
                  -----------  ----------- ----------   ---------  ----------   ----------   ----------   ------------  ----------
   Total              $67,009     $295,089   $170,866    $639,062    $634,362     $119,199     $103,079        $77,337    $189,771
                  ===========  =========== ==========   =========  ==========   ==========   ==========   ============  ==========

1999
MI (1)                $67,281     $269,931   $102,022    $459,065    $447,214     $ 80,922     $110,465        $80,252    $ 54,017
International (2)       2,298        3,714     80,067      12,071      11,291        3,673        1,213              -       4,472
Title                       -        8,355          -     100,118     100,118        1,634        1,004              -      88,244
Other (3)                   -            -          -           -           -        8,913            -              -      23,506
                  -----------  ----------- ----------   ---------  ----------   ----------   ----------   ------------  ----------
   Total              $69,579     $282,000   $182,089    $571,254    $558,623     $ 95,142     $112,682        $80,252    $170,239
                  ===========  =========== ==========   =========  ==========   ==========   ==========   ============  ==========

1998
MI (1)                $61,605     $206,132   $ 94,886    $409,796    $411,922     $ 77,257     $135,097        $60,280    $ 44,293
Title                       -        9,127          -      79,304      79,304        1,401          619              -      69,109
Other (3)                   -            -          -           -           -        6,023            -              -      29,223
                  -----------  ----------- ----------   ---------  ----------   ----------   ----------   ------------  ----------
   Total              $61,605     $215,259   $ 94,886    $489,100    $491,226     $ 84,681     $135,716        $60,280    $142,625
                  ===========  =========== ==========   =========  ==========   ==========   ==========   ============  ==========

     (1) Represents Domestic Mortgage Insurance Operations.
     (2) Represents International Mortgage Insurance Operations.
     (3) Represents ancillary services and parent company investment income.

                     THE PMI GROUP, INC. AND SUBSIDIARIES

                           SCHEDULE IV - REINSURANCE

                 Years Ended December 31, 2000, 1999 and 1998


                                                                                                              Percentage
                                                          Assumed             Ceded                           of Amount
   Premiums earned for the                Gross          From Other          To Other           Net            Assumed
   year ended December 31,                Amount          Companies          Companies         Amount           To Net
-----------------------------          ------------     ------------      ---------------  --------------    -------------
                                                                   (In thousands, except percentages)
2000
     Mortgage Guaranty                   $567,258           $1,800            $38,680          $530,378         0.3%
     Title                                104,344                -                360           103,984         0.0
                                     ------------   --------------    ---------------    --------------
         Total                           $671,602           $1,800            $39,040          $634,362         0.3
                                     ============   ==============    ===============    ==============

1999
     Mortgage Guaranty                   $486,235           $6,443            $34,173          $458,505         1.4%
     Title                                100,355                2                239           100,118         0.0
                                     ------------   --------------    ---------------    --------------
         Total                           $586,590           $6,445            $34,412          $558,623         1.2
                                     ============   ==============    ===============    ==============

1998
     Mortgage Guaranty                   $441,855           $2,508            $32,441          $411,922         0.6%
     Title                                 79,483                9                188            79,304         0.0
                                     ------------   --------------    ---------------    --------------
         Total                           $521,338           $2,517            $32,629          $491,226         0.6
                                     ============   ==============    ===============    ==============

                               INDEX TO EXHIBITS

                                [Item 14(a) 3]


Exhibit
Number                             Description of Exhibits
------       -------------------------------------------------------------------
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

4.6(j) Credit Agreement, dated as of February 13, 1996, between The PMI Group, Inc., and Bank of America National Trust and Savings Association, as amended. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

10.1(i)* PMI Mortgage Insurance Co. Bonus Incentive Plan dated as of February 18, 1999

10.2(l)* The PMI Group, Inc. Equity Incentive Plan. (Restated as of August 16, 1999)

10.3(m)* Amendment No. 1 to The PMI Group, Inc. Equity Incentive Plan. (Restated as of August 16, 1999)

10.4*        Amendment No. 2 to The PMI Group, Inc. Equity Incentive Plan.
             (Restated as of August 16, 1999)

10.5(l)* The PMI Group, Inc. Stock Plan for Non-Employee Directors. (restated as of August 16, 1999).

10.6(m)* Amendment No. 1 to The PMI Group, Inc. Stock Plan for Non-Employee Directors. (Restated as of August 16, 1999)

10.7(k) The PMI Group, Inc. Directors Deferred Compensation Plan. (amended & restated as of July 21, 1999).

10.8(a)      Form of 1984 Master Policy of PMI Mortgage Insurance Co.

10.9(a)      Form of 1994 Master Policy of PMI Mortgage Insurance Co.

10.10(a) CMG Shareholders Agreement dated September 8, 1994 between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co.

10.11(b) Runoff Support Agreement dated October 28, 1994 between Allstate Insurance Company, the Registrant and PMI Mortgage Insurance Co.

10.12(b) Form of Tax Sharing Agreement among the Registrant, the Registrant's subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co.

10.13(a) Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft ("Hannover").

10.14(a) First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co.

10.15(j) Supplemental Employee Retirement Plan (amended and restated as of May 20, 1999).

10.16(a) First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company

10.17(a) Form of Indemnification Agreement between the Registrant and its officers and directors.

10.18(a) Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover.

10.19(j) The PMI Group, Inc., Additional Benefit Plan dated as of February 18, 1999

10.20(e) The Guarantee Agreement, dated February 4, 1997 between The PMI Group, Inc. (As Guarantor) and The Bank of New York (As Trustee).

10.21(e) Amended and Restated Trust Agreement dated as of February 4, 1997 among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee.

10.22(e)     Form of Change of Control Employment Agreement

10.23(k) The PMI Group, Inc., Officer Deferred Compensation Plan. (amended and restated as of September 16, 1999)

10.24(l) Excess of Loss Reinsurance Treaty effective August 20, 1999 issued by PMI Mortgage Insurance Co. to KRE Reinsurance Ltd, National Union Fire Insurance Company of Pittsburgh and Federal Insurance Co. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all agreements defining the rights of reinsurers of pool insurance contracts where the total amount of premiums paid does not exceed ten percent of the Company's total assets.

11.1         Statement re: computation of per share earnings.

12.1         Statement re: computation of earnings to fixed charges.

13.1 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data portions of The PMI Group, Inc.'s 1999 Annual Report to Shareholders, Reports of Independent Auditors.

21.1         Subsidiaries of the Registrant.

23.1         Consent of Independent Auditors (Ernst & Young LLP, March 28,
             2001).

23.2         Independent Auditors' Consent (Deloitte & Touche LLP, March 26,
             2001).

23.3         Independent Auditors' Report (Deloitte & Touche LLP, January 20,
             2000).

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

(h) Previously filed with the Company's Form S-3 Registration Statement (No. 33-66829) which became effective in November 1998.

(i)  Previously filed with Form 10-K, filed with the SEC on March 30, 1999.

(j)  Previously filed with Form 10-Q, filed with the SEC on August 16, 1999.

(k) Previously filed with the Company's Form S-8 Registration Statement (No. 333-32190) which became effective on March 10, 2000.

(l)  Previously filed with the Form 10-K, filed with the SEC on March 30, 2000.

(m)  Previously filed with the Form 10-Q, filed with the SEC on August 11, 2000.

 * Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.