Form 10-Q
period 2001-03-31
PMI GROUP INC
filed 2001-05-15
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from.......to......


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

Yes   X    No ___
     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock   Par Value      Date     Number of Shares
--------------   ---------      ----     ----------------
Common Stock       $0.01      04/30/01      44,348,380

                              THE PMI GROUP, INC.
                    Index to Quarterly Report on Form 10-Q
                                March 31, 2001


Part I - Financial Information                                                                  Page
                                                                                                ----
 Item 1.  Interim Consolidated Financial Statements and Notes (unaudited)

               Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000                                                       3

               Consolidated Balance Sheets as of March 31, 2001 and
                    December 31, 2000                                                             4

               Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                                                       5

                Notes to Consolidated Financial Statements                                        6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                         10

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              17


Part II - Other Information

 Item 6.  Exhibits and Reports on Form 8-K                                                        29

Signatures                                                                                        30

Index to Exhibits                                                                                 31

                        PART I - FINANCIAL INFORMATION

                     ITEM 1.  INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                         ---------------------------------------------------
(In thousands, except per share amounts)                                          2001                        2000
                                                                         -----------------------     -----------------------
Revenues
 Premiums earned                                                           $             170,132       $             148,716
 Investment income                                                                        31,232                      27,083
 Net realized investment gains (losses)                                                     (991)                        768
 Other                                                                                     4,200                       2,851
                                                                         -----------------------     -----------------------
       Total revenues                                                                    204,573                     179,418
                                                                         -----------------------     -----------------------

Losses and Expenses
 Losses and loss adjustment expenses                                                      23,008                      28,223
 Amortization of deferred policy acquisition costs                                        20,383                      20,398
 Other underwriting and operating expenses                                                54,480                      39,204
 Interest expense                                                                          2,700                       2,370
 Distributions on preferred capital securities                                             2,077                       2,077
                                                                         -----------------------     -----------------------
       Total losses and expenses                                                         102,648                      92,272
                                                                         -----------------------     -----------------------

Income before income taxes                                                               101,925                      87,146

Income tax expense                                                                        30,394                      27,156
                                                                         -----------------------     -----------------------

Net income                                                                 $              71,531       $              59,990
                                                                         =======================     =======================

Per share data:

                Basic net income                                           $                1.61       $                1.36
                                                                         =======================     =======================

                Diluted net income                                         $                1.59       $                1.34
                                                                         =======================     =======================

                Cash dividends declared                                    $                0.04       $                0.04
                                                                         =======================     =======================


          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,                 December 31,
(In thousands, except per share amounts)                                            2001                        2000
                                                                         -----------------------     -----------------------
Assets                                                                          (Unaudited)
Investments:
  Available for sale, at fair value:
         Fixed income securities
           (amortized cost: $1,487,760; $1,536,291)                        $           1,579,990       $           1,613,330
         Equity securities:
           Common (cost: $54,851; $53,315)                                                69,018                      81,726
           Preferred (cost: $127,252; $108,743)                                          129,337                     111,743
  Common stock of affiliates (at underlying book value)                                  136,239                     131,849
  Short-term investments, at fair value                                                  242,503                     139,577
                                                                         -----------------------     -----------------------
           Total investments                                                           2,157,087                   2,078,225

Cash                                                                                      25,553                      21,969
Accrued investment income                                                                 23,322                      23,494
Reinsurance recoverable and prepaid premiums                                              53,377                      51,329
Premiums receivable                                                                       42,863                      41,362
Receivable from affiliate                                                                  2,040                         739
Deferred policy acquisition costs                                                         67,270                      67,009
Property and equipment, net                                                               54,866                      53,475
Other assets                                                                              61,881                      55,055
                                                                         -----------------------     -----------------------
           Total assets                                                    $           2,488,259       $           2,392,657
                                                                         =======================     =======================


Liabilities
Reserve for losses and loss adjustment expenses                            $             294,341       $             295,089
Unearned premiums                                                                        171,751                     170,866
Long-term debt                                                                           136,730                     136,819
Reinsurance balances payable                                                              29,062                      26,581
Deferred income taxes                                                                     71,567                      74,981
Other liabilities and accrued expenses                                                   115,973                      90,001
                                                                         -----------------------     -----------------------
           Total liabilities                                                             819,424                     794,337
                                                                         -----------------------     -----------------------

Company-obligated mandatorily redeemable preferred capital
 securities of subsidiary trust holding solely junior subordinated
 deferrable interest debenture of the Company                                             99,117                      99,109

Shareholders' equity
Common stock - $.01 par value; 187,500,000 shares authorized,
  and 52,793,777 issued                                                                      528                         528
Additional paid-in capital                                                               267,762                     267,762
Accumulated other comprehensive income                                                    60,147                      62,501
Retained earnings                                                                      1,582,905                   1,511,751
Treasury stock, at cost (8,450,147 and 8,484,082 shares)                                (341,624)                   (343,331)
                                                                         -----------------------     -----------------------
           Total shareholders' equity                                                  1,569,718                   1,499,211
                                                                         -----------------------     -----------------------
           Total liabilities and shareholders' equity                      $           2,488,259       $           2,392,657
                                                                         =======================     =======================

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                          ---------------------------------------------------
(Dollars in thousands)                                                              2001                        2000
                                                                          -----------------------     -----------------------
Cash flows from operating activities
Net income                                                                 $              71,531       $              59,990
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Realized investment gains                                                                 991                        (768)
   Equity in earnings of affiliates                                                       (3,651)                     (1,532)
   Depreciation and amortization                                                           1,439                       1,475
   Deferred income taxes                                                                  (3,216)                     10,844
   Changes in:
      Reserve for losses and loss adjustment expenses                                       (748)                      5,073
      Unearned premiums                                                                      885                      (7,140)
      Deferred policy acquisition costs                                                     (261)                        751
      Accrued investment income                                                              172                      (1,206)
      Reinsurance balances payable                                                         2,481                       2,976
      Reinsurance recoverable and prepaid premiums                                        (2,048)                     (4,793)
      Premiums receivable                                                                 (1,501)                        272
      Income taxes payable                                                                30,595                      26,048
      Receivable from affiliate                                                           (1,301)                      2,288
      Other                                                                              (12,972)                    (28,308)
                                                                         -----------------------     -----------------------
        Net cash provided by operating activities                                         82,396                      65,970
                                                                         -----------------------     -----------------------
Cash flows from investing activities
Proceeds from sales and maturities of fixed income securities                             83,303                      39,974
Proceeds from sales of equity securities                                                  19,175                      24,880
Investment purchases:
   Fixed income securities                                                               (33,271)                    (98,697)
   Equity securities                                                                     (40,007)                    (15,405)
Net (increase) decrease in short-term investments                                       (102,926)                     15,546
Investment in affiliates                                                                  (1,174)                    (17,017)
Purchases of property and equipment                                                       (3,843)                     (2,777)
                                                                         -----------------------     -----------------------
        Net cash used in investing activities                                            (78,743)                    (53,496)
                                                                         -----------------------     -----------------------
Cash flows from financing activities
Proceeds from exercise of stock grants and options                                         1,707                           -
Dividends paid to shareholders                                                            (1,776)                     (1,776)
Purchases of The PMI Group, Inc. common stock                                                  -                     (24,017)
                                                                         -----------------------     -----------------------
        Net cash used in financing activities                                                (69)                    (25,793)
                                                                         -----------------------     -----------------------

Net increase (decrease) in cash                                                            3,584                     (13,319)
Cash at beginning of year                                                                 21,969                      28,076
                                                                         -----------------------     -----------------------
Cash at end of period                                                      $              25,553       $              14,757
                                                                         =======================     =======================

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.   Basis of Presentation

The accompanying consolidated financial statements include The PMI Group, Inc. ("TPG"), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona Corporation; Residential Guaranty Co. ("RGC"), an Arizona corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; PMI Mortgage Insurance Ltd ("PMI Ltd"), an Australian mortgage insurance company; PMI Mortgage Insurance Company Limited ("PMI Europe"), an Irish corporation; PMI Mortgage Services Co. ("MSC"), a California corporation; and other insurance, reinsurance and non-insurance companies. TPG and its subsidiaries are collectively referred to as the "Company." TPG also has equity interests in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM RE"), two financial guaranty reinsurance companies based in Bermuda. In addition, PMI has equity interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively referred to as "CMG"), which conduct residential mortgage insurance and reinsurance business; and Fairbanks Capital Holding Corp. ("Fairbanks"), a special servicer of single-family residential mortgages. CMG, Fairbanks and Ram Re are accounted for on the equity method of accounting in the Company's consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

The company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the requirements of Form 10-Q and
Article 7 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 2000 Annual Report to Shareholders.

Note 2.   Summary of Certain Significant Accounting Policies

Changes in Accounting Policy - Effective January 1, 2000, the Company changed its accounting policy for international subsidiaries and affiliates to report operations on a one-month lag from domestic operations. Accordingly, the results of PMI Ltd for the quarter ended March 31, 2000 represented two months of activity. In February 2001, PMI began offering mortgage insurance and other credit enhancement products in Europe through its indirect wholly owned subsidiary, PMI Europe. The financial results of PMI Europe were immaterial for the quarter ended March 31, 2001.

Deferred Policy Acquisition Costs - The Company defers certain costs in its mortgage insurance operations relating to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenues in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business and include all underwriting, contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs associated with the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs ("DPAC").

The DPAC asset is amortized and charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by Statement of Financial Accounting Standards ("SFAS") No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long-Duration Contracts and For Realized Gains and Losses From the Sale of Investments.

DPAC is summarized as follows:

                                                                             Three Months Ended March 31,
                                                                  -----------------------------------------------------
                                                                            2001                         2000
                                                                  ------------------------     ------------------------
                                                                                        (In thousands)
Beginning DPAC balance                                              $               67,009       $               69,579
U.S. acquisition costs incurred and deferred                                        18,710                       19,646
U.S. amortization of deferred costs                                                (19,430)                     (20,398)
PMI Ltd acquisition costs incurred and deferred                                      1,934                            -
PMI Ltd amortization of deferred costs                                                (953)                           -
                                                                  ------------------------     ------------------------
Ending DPAC balance                                                 $               67,270       $               68,827
                                                                  ========================     ========================


Note 3.   Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares. Net income available to common shareholders does not change for computing diluted EPS. Weighted average common shares outstanding for the three months ended March 31, 2001 and 2000 follows:

                                                                        Three Months Ended March 31,
                                                              ---------------------------------------------------
Weighted Average Shares Outstanding                                     2001                        2000
                                                              ------------------------      ---------------------
  For basic EPS                                                       44,324,686                   44,403,785
  For diluted EPS                                                     45,101,720                   44,767,197

Note 4.   Comprehensive Income

The reconciliation of net income to comprehensive income for the three months ended March 31, 2001 and 2000 are as follow:

                                                                                  Three Months Ended March 31,
                                                                  -----------------------------------------------------
                                                                             2001                        2000
                                                                  ------------------------     ------------------------
                                                                                        (In thousands)
Net income                                                        $                 71,531     $                 59,990
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investments:
  Unrealized holding gains (losses) arising during period                              (39)                      18,595
  Less: reclassification adjustment for gains (losses)
   included in net income                                                             (644)                         499
                                                                  ------------------------     ------------------------
      Net unrealized holding gains (losses)                                           (683)                      18,096
 Currency translation adjustment                                                      (271)                        (318)
 Transition adjustment for implementation
    of SFAS No. 133                                                                 (1,000)                           -
 Fair value adjustment of derivatives                                                 (400)                           -
                                                                  ------------------------     ------------------------
Other comprehensive income (loss), net of tax                                       (2,354)                      17,778
                                                                  ------------------------     ------------------------
Comprehensive income                                              $                 69,177     $                 77,768
                                                                  ========================     ========================

Note 5. Business Segments

The Company's reportable operating segments are U.S. Mortgage Insurance, International Mortgage Insurance, Title Insurance and Other. The "Other" segment includes the income and expenses of the holding company, the results from PMI Mortgage Services Co. and the activity of an inactive broker-dealer.

Intersegment transactions are not significant. The Company evaluates performance primarily based on segment net income. The following tables present information about reported segment income (loss) and segment assets as of and for the periods indicated:

                                              U.S.          International
Quarter Ended March 31, 2001                Mortgage           Mortgage            Title                         Consolidated
(In thousands)                             Insurance          Insurance          Insurance         Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Premiums earned                         $    132,015     $          7,127     $     30,990     $        -     $       170,132
                                        ============     ================     ============     ==========     ===============
Net underwriting income (expenses)
     before tax - external customers    $     77,965     $          4,547     $      1,768     $   (7,819)    $        76,461
Investment income & net realized
     investment gains                         22,317                2,053              517          1,703              26,590
Equity in earnings of affiliates               2,278                    -                -          1,373               3,651
Interest expense                                   -                 (675)               -         (2,025)             (2,700)
Distributions on preferred capital
     securities                                    -                    -                -         (2,077)             (2,077)
                                        ------------     ----------------     ------------     ----------     ---------------
Income (loss) before income tax
     expense                                 102,560                5,925            2,285         (8,845)            101,925
Income tax benefit (expense)                 (31,443)              (1,435)            (785)         3,269             (30,394)
                                        ------------     ----------------     ------------     ----------     ---------------
Net income (loss)                       $     71,117     $          4,490     $      1,500     $   (5,576)    $        71,531
                                        ============     ================     ============     ==========     ===============

       Total assets                     $  2,015,326     $        261,467     $     53,415     $  158,051     $     2,488,259
                                        ============     ================     ============     ==========     ===============

                                              U.S.          International
Quarter Ended March 31, 2001                Mortgage           Mortgage            Title                         Consolidated
(In thousands)                             Insurance          Insurance          Insurance         Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Premiums earned                         $    120,536     $          5,590     $     22,590     $        -     $       148,716
                                        ============     ================     ============     ==========     ===============
Net underwriting income (expenses)
     before tax - external customers    $     59,530     $          3,718     $      1,531     $   (1,037)    $        63,742
Investment income & net realized
     investment gains                         21,084                3,328              457          1,449              26,318
Equity in earnings of affiliates               1,780                    -                -           (248)              1,532
Interest expense                                 (13)                (519)               -         (1,837)             (2,369)
Distributions on preferred capital
     securities                                    -                    -                -         (2,077)             (2,077)
                                        ------------     ----------------     ------------     ----------     ---------------
Income (loss) before income tax
     expense                                  82,381                6,527            1,988         (3,750)             87,146
Income tax benefit (expense)                 (24,901)              (2,114)            (598)           457             (27,156)
                                        ------------     ----------------     ------------     ----------     ---------------
Net income (loss)                       $     57,480     $          4,413     $      1,390     $   (3,293)    $        59,990
                                        ============     ================     ============     ==========     ===============

               Total assets             $  1,827,103     $        177,799     $     47,785     $  120,447     $     2,173,134
                                        ============     ================     ============     ==========     ===============

Note 6 - Adoption of a New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and for hedging activities. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

The Company adopted this statement effective January 1, 2001. The Company's use of derivative financial instruments is generally limited to reducing its exposure to interest rate and currency exchange risk by utilizing interest rate and currency swap agreements which are accounted for as hedges. In 1999, the Company entered into an interest rate swap to hedge interest rate risk associated with the debt in connection with the acquisition of PMI Ltd. Upon adoption of SFAS No. 133, the Company recorded a $1.0 million liability for the fair value of the interest rate swap in the Consolidated Balance Sheet. The fair value of this liability increased by $0.4 million during the first quarter of 2001.

Note 7 - Subsequent Event

Included in the Company's short-term investments is $10 million of commercial paper issued by Pacific Gas and Electric Company ("PG&E"). On April 6, 2001, PG&E filed for bankruptcy protection. While PG&E has made interest payments through March 31, 2001, the commercial paper obligation is currently in default. At this time, the amount of any recovery on this obligation is uncertain. Management will re-evaluate the status of this investment during the quarter ending June 30, 2001.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

A number of written and oral statements made or incorporated by reference from time to time by us or our representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements in this document include:

 .  Our belief that the refinancing trend may continue to increase in 2001
 . Our anticipation that negotiated bulk transactions will continue to be an increasing portion of total volume of insurance originated in the residential mortgage insurance market
 .  Our expectation that there will be volatility in the market share of individual companies, including PMI, as a result of bulk transactions
 .  Our expectation that persistency will decrease
 .  Our expectation that the amount of GSE pool risk written will continue to decrease in 2001
 . Our anticipation that the percentage of PMI's risk in force related to risk-sharing programs will continue to increase as a percentage of total risk in force in 2001 and that such growth will reduce our net premiums written and earned over the long-term
 .  Our anticipation that contract underwriting will continue to account for a significant portion of PMI's acquisition costs
 . Our expectation that, as PMI increases the electronic origination and delivery of its products, its acquisition costs should decline

When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe such assumptions or bases are reasonable and have made them in good faith, assumed facts or bases may vary from actual results, and the difference between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from those expressed in any forward-looking statements made by us. These forward-looking statements involve a number of risks or uncertainties including, but not limited to, the items addressed in the section titled "Investment Considerations" set forth below and other risks referred to from time to time in our periodic filings with the Securities and Exchange Commission.

All forward-looking statements made by us are qualified by and should be read in conjunction with the Investment Considerations set forth below and in our other periodic filings with the Securities and Exchange Commission. Except as may be required by applicable law, we and our management undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Our consolidated net income was $71.5 million for the three months ended March 31, 2001, a 19% increase from the same period of 2000. The growth was due to:

     .  an increase in premiums earned of 14%;

     .  an increase in net investment income of 15%;

     .  a decrease in losses and loss adjustment expenses of 19%; and

     .  an increase in other income of 47%.

This growth was partially offset by:

     .  an increase in underwriting and other operating expenses of 40%; and

     .  net realized investment losses of $1.0 million.

Diluted net income per share for the three months ended March 31, 2001 was $1.59, an increase of 19%. Diluted operating earnings per share, excluding realized investment losses, increased by 20% to $1.60. Consolidated revenues for the first quarter of 2001 increased 14% from the first quarter of 2000 to $204.6 million.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, generated 77% of our consolidated revenues for the three months ended March 31, 2001. During the first quarter of 2001, the total principal amount of mortgages newly insured by PMI, or PMI's new primary insurance written, increased 25% from the comparable period of 2000 to $7.4 billion. We believe the increase was primarily the result of an increase in residential mortgage origination activity and a corresponding increase in the volume of the private mortgage insurance market.

As reported by the industry's trade association, Mortgage Insurance Companies of America, the private mortgage insurance industry experienced a 50% increase in total new insurance written of $49.1 billion for the first three months ended March 31, 2001 compared to $32.7 billion for the same period last year. We believe that this increase was primarily due to an increase in total residential mortgage originations in the first quarter of 2001. As mortgage interest rates declined during the first three months of 2001, mortgage originations were, in large part, driven by refinance activity. Refinance represented approximately 50% of total mortgage originations compared to 21% a year ago. The shift from purchase activity to refinancing generally decreases the private mortgage insurance penetration rate, which is the percentage of total mortgage originations insured by the private mortgage insurance industry. The private mortgage insurance penetration rate was approximately 12% for the quarter compared to approximately 15% for the first quarter of 2000. We believe that the refinancing trend may continue to increase in 2001 due to the expected low interest rate environment, which could cause the penetration rate to decline further.

As reported by Mortgage Insurance Companies of America, the private mortgage insurance industry's market share of the total insured market increased to 60.2% for the three months ended March 31, 2001 compared with 58.8% for the corresponding period in 2000. We believe the increase was due primarily to market expansion through negotiated secondary market bulk transactions. Secondary market bulk transactions are negotiated transactions in which private mortgage insurance companies insure a large group of loans or commit to insure new loans on agreed upon terms. Secondarily, we believe that this increase was due to an increase in 2001 of the maximum single-family principal balance loan limit eligible for purchase by Fannie Mae and Freddie Mac, or the GSEs, to $275,000. An increase in the GSEs' loan limit increases the number of loans requiring mortgage insurance and the size of the mortgage insurance market. Based upon the industry's total new insurance written of $49.1 billion as reported by Mortgage Insurance Companies of America, we believe that PMI's market share for the first quarter of 2001 was 15.1% compared to 18.1% for the same period last year. On a combined basis with CMG Mortgage Insurance Company or CMG, PMI's partially owned subsidiary, PMI's market share in the first quarter of 2001 was 16.4% compared to 19.5% in the comparable period of 2000. We believe the decrease in our market share was primarily due to a decline in the volume of bulk transactions generated by PMI during the first quarter of 2001. Negotiated secondary market bulk transactions with primary mortgage insurance accounted for approximately 3% of new insurance written during the first three months of 2001 and approximately 25% a year ago. We anticipate that negotiated bulk transactions will continue to be an increasing portion of total volume of insurance originated in the residential mortgage insurance market. We also expect that there will be volatility in the market share of individual companies, including PMI, as a result of these bulk transactions.

New insurance written was $7.4 billion for the three months ended March 31, 2001 compared to $5.9 billion for the same period of 2000, a 25% gain. PMI's new insurance written does not include primary mortgage insurance placed upon loans more than 12 months after loan origination or pool transactions. PMI's primary insurance in force increased 10% to $97.8 billion as of March 31, 2001 compared to March 31, 2000. Primary insurance in force refers to the current principal balance of all mortgage loans with primary insurance as of a given date. On a combined basis with CMG, primary insurance in force grew by 11% to $105.1
billion at March 31, 2001 from $94.9 billion at March 31, 2000.   PMI's primary
risk in force as of March 31, 2001 was $23.8 billion, a 10% increase compared to March 31, 2000. Primary risk in force is the dollar amount equal to the product of each individual insured mortgage loan's current principal balance multiplied by the percentage specified in the policy of the insurance coverage. On a combined basis with CMG, primary risk in force grew by 11% to $25.6 billion at March 31, 2001 from $23.1 billion a year ago. In addition to new insurance written, the growth in primary insurance in force and risk in force was due in part to an increase in the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, which is referred to as persistency, offset by an increase in the cancellation of policies. PMI's persistency rate increased to 77.7% at March 31, 2001 compared to 75.6% at March 31, 2000. Cancellations of insurance in force increased in the first quarter of 2001 by 73% to $6.5 billion, primarily due to high refinance activity. PMI's new insurance written from refinance activity as a percentage of total new insurance written increased to 35% for the quarter ended March 31, 2001 from 10% for the comparable period last year. Due to the anticipated declining interest rate environment in 2001, we expect persistency to decrease.

Non-traditional loans, including Alternative A and less than A quality loans, accounted for approximately 6% of PMI's new insurance written during the first three months of 2001. In comparison, approximately 21% of new insurance written was non-traditional loans in the first quarter of 2000. Generally, non-traditional loans are insured through negotiated secondary market bulk transactions. Loan characteristics, credit quality, loss development, pricing structures and persistency related to these non-traditional loans can be significantly different than PMI's traditional primary business. We expect higher delinquencies and default rates and lower persistency for non-traditional loans, and incorporate these assumptions into our pricing. However, insurance on non-traditional loans might not generate the same returns as the standard business and the premiums generated by this insurance might not adequately offset the associated risk.

GSE pool insurance risk written was $10.4 million for the three months ended
March 31, 2001 compared to $24.3 million for the same period of 2000.   Pool
insurance is a type of mortgage insurance that covers all or a percentage of a loss on individual mortgage loans held within a group or pool of loans up to an agreed aggregate limit for the pool. We expect that the amount of GSE pool risk written will continue to decrease in 2001. GSE pool risk in force at March 31, 2001 was $795.5 million compared to $705.2 million at March 31, 2000. The old pool insurance in force was $1.38 billion as of March 31, 2001 and $1.41 billion as of March 31, 2000.

PMI also provides structured insurance products that are not included in either new primary insurance written or new GSE pool risk written. These products vary significantly with individual investor requests, and include modified pool products and second layer coverage products that restructure primary risk. In addition to primary and pool risk in force, total all other risk in force was $269.2 million as of March 31, 2001 compared to $144.2 million as of March 31, 2000.

In 1995, the GSEs increased the amount of mortgage insurance coverage they required lenders to maintain and, as a result, PMI's proportion of risk in force with deeper coverage percentages increased and contributed to the growth in premiums earned. The coverage percentage is the percentage of the total amount of a loan's principal balance subject to payment by mortgage insurance in the event of a claim. In 1999, the GSEs reduced the coverage percentage required for some loans approved for purchase by the GSEs' automated loan underwriting systems. In addition, the GSEs will further reduce the coverage percentage required on loans approved for purchase by their automated underwriting systems if lenders pay a delivery fee to the GSEs. We believe that the changes by the GSEs to mortgage insurance coverage requirements, if widely accepted by lenders, could materially decrease PMI's level of primary risk in force and the growth of premiums written. PMI's average coverage percentage on insurance in force at March 31, 2001 was 24.3% and 24.4% at March 31, 2000.

Net premiums written were $129.8 million for the three months ended March 31, 2001, an 11% increase from the same period of 2000. This increase was due, in large part, to the growth of insurance and risk in force as discussed above.
Net premiums written refers to the amount of premiums received during a given period, net of refunds and premiums ceded under reinsurance arrangements, including captive reinsurance agreements. Captive reinsurance is a reinsurance product in which a portion of the risk insured with PMI is reinsured with the insured or an affiliate of the insured. During the first three months of 2001, 42% of new insurance written was subject to captive mortgage reinsurance agreements. In comparison, 25% of new insurance written was subject to captive mortgage reinsurance agreements during the first quarter of 2000. We anticipate that the continued growth of captive reinsurance arrangements will reduce our net premiums written and earned over the long-term. Primary risk in force under risk-sharing programs with PMI's customers represented 31% of primary risk in force as of March 31, 2001. We anticipate that the percentage of PMI's risk in force related to risk-sharing programs will continue to increase as a percentage of total risk in force in 2001. Ceded premiums written increased by 59% to $12.9 million as a result of the increase in captive reinsurance arrangements during the first quarter of 2001. Refunded premiums increased by 40% to $3.4 million in the first quarter of 2001, due to the increase in policy cancellations. The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased by 10% to $132.0 million during the first three months of 2001, primarily due to the increase in premiums written.

Losses and loss adjustment expenses decreased by 23% to $21.2 million for the three months ended March 31, 2001, primarily due to the continuing improved loss reduction efforts resulted from favorable economic conditions and the strong housing market, and the corresponding decrease in claim payments. Loans in default were 18,314 at March 31, 2001, a 19% increase from a year ago, primarily due to the maturation of the 1998 and 1999 books of business and to a higher level of defaults on non-traditional loans in PMI's portfolio. The default rate, which is the percentage of insured loans in force that are in default at a given date, for PMI's primary insurance increased to 2.22% at March 31, 2001 from 2.01% at March 31, 2000 and 2.21% at December 31, 2000. Claims paid on direct primary insurance decreased by 4% to $18.5 million, due to a decrease in the number of claims paid to 899, offset by an increase in the average claim size to $20,628 for the first quarter of 2001 from $20,491 for the comparable period of 2000. The decrease in the number of claims paid was due largely to the loss reduction opportunities discussed above.

Total expenses, including the amortization of policy acquisition costs and non-acquisition related operating costs, decreased to $33.0 million for the three months ended March 31, 2001 from $33.4 million for the same period of 2000. Mortgage insurance policy acquisition costs incurred and deferred to the balance sheet decreased slightly to $18.7 million for the first quarter of 2001 due to increased efficiencies in PMI's electronic commerce business. Correspondingly, amortization of deferred policy acquisition costs decreased by 5% to $19.4 million. A significant portion of PMI's policy acquisition costs relates to contract underwriting. New policies processed by contract underwriters represented 31% of new insurance written in the first quarter of 2001 compared to 22% in the same period of 2000. We anticipate that contract underwriting will continue to account for a significant portion of PMI's acquisition costs. As PMI increases the electronic origination and delivery of our products, the acquisition costs should decline. During the first quarter of 2001, electronic delivery accounted for 31% of PMI's commitments of insurance, an increase of 18% from the comparable period of 2000. Total expenses incurred by PMI can be divided into two categories: (i) acquisition costs related directly to acquiring, underwriting and processing new business; and (ii) general operating and corporate overhead. Acquisition costs include all underwriting, contract underwriting, field operations and sales related expenses that are deferred to the balance sheet and amortized to the expenses over a 24-month period. Other operating expenses, which are all other costs that are not accounted for as acquisition costs, are recorded as expenses when incurred. Other operating expenses increased by 5% to $13.6 million, primarily due to increased payroll and related expenses, offset by an increase in allocation to the holding company associated with diversification efforts.

The mortgage insurance loss ratio, which is the ratio of incurred losses to net premiums earned, decreased 6.8 percentage points from the first quarter of 2000 to 16.1% in the first quarter of 2001. Incurred losses are the total amount of estimated future claim payments, including a number of related expenses. The decline was attributed largely to the decrease in losses and loss adjustment expenses coupled with the increase in premiums earned. The net expense ratio decreased 3.1 percentage points to 25.4% in the first quarter of 2001, primarily due to the decrease in the amortization of deferred policy acquisition costs along with the increase in net premiums written. The net expense ratio is the ratio of amortization of acquisition costs and other operating expenses to the net amount of premiums received during a given period. The combined ratio, which is the sum of the loss ratio and the net expense ratio, decreased 9.9 percentage points to 41.5% for the first three months of 2001.

International Mortgage Insurance Operations

International Mortgage Insurance operations include PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Mortgage Insurance Company Limited, or PMI Europe, which was formed in February 2001 and located in Ireland. The financial results of international operations are subject to currency rate risk. Effective January 1, 2000, we changed our accounting policy for international subsidiaries and affiliates to report operations on a one-month lag from our domestic operations. Therefore, the results of our foreign operations for the first quarter of 2000 represented two months of activity while the corresponding period for 2001 represents three months of activity. The reported results of PMI Ltd were affected by the devaluation in the Australian dollar from 2000 to 2001. The average AUD/USD exchange rate was 0.55 for the first quarter of 2001 compared to
0.64 for the first quarter of 2000, a 15% decrease. Net income for PMI Ltd was $4.3 million for the three months ended March 31, 2001 compared to $4.4 million for the same period of 2000. PMI Ltd generated $10.4 million of net premiums written and $7.1 million in net premiums earned during the first quarter of 2001, compared to $6.0 million of net premiums written and $5.6 million in net premiums earned for the quarter ended March 31, 2000. Losses and loss adjustment expenses were $1.0 million for the first three months of 2001 compared to $0.4 million in the corresponding period of 2000. Underwriting and other expenses were $2.2 million for the first quarter of 2001 compared to $2.0 million a year ago. Net income for PMI Europe was $0.2 million for the quarter ended March 31, 2001. Financial results for the operations in Hong Kong were immaterial during the first quarter of 2001.

Title Insurance Operations

Net income for American Pioneer Title Insurance Company, or APTIC, was $1.5 million for the three months ended March 31, 2001 compared to $1.4 million for the same period of 2000. Title insurance premiums earned increased by 37% to $31.0 million in the first quarter of 2001, due to continuing geographic expansion efforts and the increase in residential mortgage originations. APTIC is licensed in 44 states and the District of Columbia. During the first quarter of 2001, 53% of APTIC's premiums earned was generated from the State of Florida compared with 69% during the corresponding period in 2000. Underwriting and other expenses increased by 37% to $28.5 million primary due to an increase in agency fees and commissions related to the increase in premiums earned and to the costs associated with expansion efforts. The combined ratio for our title insurance operations increased by 1.0 percentage point to 94.3% for the first three months of 2001.

Other

Our net investment income, excluding realized investment gains and losses, was $31.2 million for the three months ended March 31, 2001, a 15% increase from the
comparable period of 2000.   This increase was largely due to the growth in our
investment portfolio of $78.9 million and an increase in equity earnings of $2.1 million. Investments in affiliates increased to $136.2 million as of March 31, 2001 from $94.4 million as of March 31, 2000, due primarily to additional capital investments in unconsolidated subsidiaries and their earnings. The pre-tax current portfolio book yield was 6.1% at the quarter ended March 31, 2001,
the same as the book yield at the quarter ended March 31, 2000.   Net realized
investment losses were $1.0 million during the first quarter of 2001.   Interest
expense increased 14% for the quarter to $2.7 million, up $0.3 million over the first quarter of 2000.

Other income, which was generated primarily by PMI Mortgage Services Co., or MSC, was $4.0 million for the three months ended March 31, 2001 compared to $2.9 million for the same period of 2000. This increase was primarily attributed to an increase in contract underwriting services in connection with higher mortgage originations. Other expenses, which were incurred by the holding company and MSC, increased to $11.8 million for the first quarter of 2001 from $3.9 million for the comparable period of 2000, primarily due to an increase in contract underwriting activities, and the increased expenses incurred by the holding company related to international expansion and diversification efforts.

Our effective tax rate was 29.8% for the three months ended March 31, 2001 compared to 31.2% for the corresponding period in 2000, as a result of an increase in the proportion of tax-exempt investment income relative to total income.

Liquidity, Capital Resources and Financial Condition

Liquidity and capital resource considerations are different for the holding company than they are for PMI. The holding company's principal sources of funds are dividends from PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets.

PMI's ability to pay dividends to the holding company is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of

Arizona, the state of PMI's domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account without prior approval of the Director of the Arizona Department of Insurance dividends during any 12-month period not to exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. Other state insurance laws restrict the payment of dividends from the unassigned surplus account only.

The laws of Florida limit the payment of dividends by APTIC to the holding company in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to us by APTIC.

As of March 31, 2001, our long-term debt was $136.7 million and was comprised of the followings:

 .  $100 million, at par, senior notes used for general corporate purposes;

 .  $37.1 million Australian bank note used for the purchase of PMI Ltd.

In addition, we have a bank credit line in the amount of $25 million with Bank of America. As of March 31, 2001, there were no outstanding borrowings under the credit line. These financial instruments contain certain financial covenants and restrictions, including cross-default provisions, risk to capital ratios and minimum capital and dividend restrictions.

Our holding company's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in subsidiaries, and the payment of interest and other expenses incurred. As of March 31, 2001, available funds were $108.7 million compared to $108.3 million as of December 31, 2000. In November 1998, we announced a stock repurchase program in the amount of $100 million authorized by our board of directors. No common stock was repurchased during the first quarter of 2001, and $45.4 million remained available under the 1998 authorization at the quarter end.

Our invested assets increased $78.9 million from December 31, 2000 as a result of positive cash flows from consolidated operations. Consolidated reserves for losses and loss adjustment expenses decreased by $0.7 million to $294.3 million at the quarter ended March 31, 2001, due primarily to decreases in the reserve balances for the primary and GSE pool insurance books of business.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from its investment portfolio. The principal uses of funds by PMI are policy acquisition costs, payment of claims and related expenses, other operating expenses, investment in subsidiaries, and dividends.

PMI has entered into capital support agreements with its European and Australian subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the European and Australian subsidiaries, we have guaranteed the performance of PMI's capital support obligations.

PMI's ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at March 31, 2001 was 13.7 to 1 compared to 14.7 to 1 at March 31, 2000.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our borrowings under credit facilities are subject to interest rates that are variable. As of March 31, 2001, the effective duration of our investment portfolio was 4.8 years. The result of a 100 basis points increase in interest rates would be a 5.2% decrease in the value of our investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.2% increase in the value of our investment portfolio. $37.1 million of our long-term debt and $165.2 million of our invested assets are held by PMI Ltd and are denominated in Australian dollars, which has experienced significant devaluation during the first quarter of 2001 compared to the first quarter of 2000.

INVESTMENT CONSIDERATIONS

General economic factors may adversely affect our loss experience and the demand for mortgage insurance.

Losses result from events, such as unemployment, that reduce a borrower's ability to continue to make mortgage payments. The amount of the loss, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, reducing and in some cases even eliminating a loss from a mortgage default. We believe that our loss experience could materially increase as a result of:

 .  national or regional economic recessions;

 .  declining values of homes;

 .  higher unemployment rates;

 .  deteriorating borrower credit;

 .  interest rate volatility;

 .  shortages of electric power in California or other states; or

 .  combinations of these factors.

These factors could also materially reduce the demand for housing and, consequently, the demand for mortgage insurance.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that our policies remain in force and our revenues could decline.

A significant percentage of the premiums we earn each year are generated from insurance policies that we have written in previous years. As a result, the length of time insurance remains in force is an important determinant of our revenues. The policy owner or servicer of the loan may cancel insurance coverage at any time. In addition, the Home Owners Protection Act of 1998 provides for the automatic termination or cancellation of mortgage insurance upon a borrower's request if specified conditions are satisfied. Factors that tend to reduce the length of time our insurance remains in force include:

 . current mortgage interest rates falling below the rates on the mortgages underlying our insurance in force, which frequently results in borrowers refinancing their mortgages and canceling their existing mortgage insurance;

 . the rate of appreciation in home values experienced by the homes underlying the mortgages of the insurance in force, which can result in borrowers requesting, and lenders agreeing to, the cancellation of mortgage insurance; and

 . changes in the mortgage insurance cancellation policies of mortgage lenders and investors.

Although we have a history of expanding our business during periods of low interest rates, the resulting increase of new insurance written may not be adequate to compensate us for our loss of insurance in force arising from policy cancellations.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could also decline, which could result in a decline in our future revenue.

The factors that affect the volume of low down payment mortgage originations include:

 .  the level of home mortgage interest rates;

 . the health of the domestic economy as well as conditions in regional and local economies;

 .  housing affordability;

 .  population trends, including the rate of household formation;

 . the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and

 .  government housing policy encouraging loans to first-time homebuyers.

We cannot cancel mortgage insurance policies or adjust renewal premiums to protect from unanticipated claims, which could harm our financial performance.

We cannot cancel the mortgage insurance coverage that we provide. In addition, we generally establish renewal premium rates for the life of the mortgage insurance policy when the policy is issued. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by nonrenewal of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to our customers.

Because we compete with private mortgage insurers, governmental agencies and others in an industry that is highly competitive, our revenues and profits could decline substantially as we respond to competition or if we lose market share.

The principal sources of our direct and indirect competition include:

 . other private mortgage insurers, some of which are subsidiaries of well capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have;

 . federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration and to a lesser degree the Veterans Administration;

 . mortgage lenders that choose not to insure against borrower default, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance; and

 . captive reinsurance subsidiaries of national banks, savings institutions and bank holding companies and other mortgage lenders.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline significantly, which could reduce our revenues and profits.

Alternatives to private mortgage insurance include:

 .  government mortgage insurance programs, including those of the Federal
   Housing Administration and the Veterans Administration;

 .  investors holding mortgages in their portfolios and self-insuring;

 . investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage; and

 . mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, which is referred to as an 80-10-10 loan, rather than a first mortgage with a 90% loan- to-value ratio.

In October 1999, the Federal Housing Finance Board authorized each Federal Home Loan Bank to offer programs to purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program. In July 2000, the Federal Housing Finance Board gave permanent authority to each Federal Home Loan Bank to purchase these loans from member institutions without any volume cap. Under the Board's rules, member institutions are also authorized to provide credit enhancement for eligible loans. Any expansion of the Federal Home Loan Banks' ability to use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm our financial condition and results of operations.

Legislation and regulatory changes may reduce demand for private mortgage insurance, which could harm our business.

Increases in the maximum loan amount that the Federal Housing Authority, or FHA, can insure can reduce the demand for private mortgage insurance. Effective January 1, 2001, the maximum individual loan amount that the FHA can insure was increased to $239,250. In addition, the FHA has streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. As of January 1, 2001, the FHA reduced the up-front mortgage insurance premiums it charges on loans from 2.25% to 1.5% of the original loan amounts. These and other legislative and regulatory changes have caused, and may cause in the future, demand for private mortgage insurance to decrease and this could harm our financial condition and results of operations.

As a result of the enactment of The Gramm-Leach-Bliley Act, we expect to experience increased competition from mortgage insurance companies owned by large, well capitalized financial services companies, which could significantly harm our business.

The Gramm-Leach-Bliley Act allows bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, than those companies could previously engage in and allows insurers and other financial service companies to acquire banks. Bank holding companies are now permitted to form insurance subsidiaries that issue insurance products, including mortgage insurance, directly to consumers. We expect that, over time, consumers will have the ability to shop for their insurance, banking and investment needs at one financial services company. We believe that this new law may lead to increased competition in the mortgage insurance industry by facilitating the development of new savings and investment products, resulting in mortgage lenders offering mortgage insurance directly to home borrowers rather than through captive reinsurance arrangements with us and encouraging large, well-capitalized financial service companies to enter the mortgage insurance business.

We depend on a small number of customers and our business and financial performance could suffer if we were to lose the business of a major mortgage lender.

We are dependent on a small number of customers. Our top ten customers were responsible for 40% of our new insurance written as of March 31, 2001. The concentration of business with our customers may increase as a result of mergers or other factors. These customers may reduce the amount of business currently given to us or cease doing business with us altogether. Our master policies and related lender agreements do not, and by law cannot, require our lenders to do business with us. The loss of business from any major customer could seriously harm our business and results of operations.

We acquire a significant percentage of our new business through secondary market "bulk" transactions with a limited number of investors. Our business could be harmed if these investors substitute other types of credit enhancement for private mortgage insurance.

We could lose premium revenue if Fannie Mae or Freddie Mac continue to reduce the level of private mortgage insurance coverage required for low down payment mortgages.

Fannie Mae and Freddie Mac offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. Fannie Mae and Freddie Mac might further reduce coverage requirements. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, we would lose premium revenue and our financial condition and results of operations could suffer.

New products introduced by Fannie Mae or Freddie Mac could cause us to lose premium revenue if those products are successful.

Fannie Mae and Freddie Mac have separately introduced new products pursuant to which they will, upon receipt from lenders of loans with primary mortgage insurance, restructure the mortgage insurance coverage with reduced amounts of primary coverage, usually deeper pool coverage, and, in some instances, payment of fees to Fannie Mae or Freddie Mac. If these products prove to be less profitable than PMI's traditional mortgage insurance business, and become widely accepted, they could have a material adverse effect upon the Company's financial condition.

If Fannie Mae and Freddie Mac give mortgage lenders an incentive, such as a reduced guarantee fee, to select a mortgage insurer that has a claims-paying ability rating of "AAA," our business would be materially harmed unless we are successful in obtaining a "AAA" rating.

In 1999 the Office of Federal Housing Enterprise Oversight announced proposed risk-based capital regulations that would treat credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of "AAA" more favorably than those issued by companies with lower ratings. The Office of Federal Housing Enterprise Oversight expects to publish final regulations in 2001. We do not have a "AAA" rating. If the proposed capital rules are adopted in a form that gives greater capital credit to private mortgage insurers with "AAA" ratings, we may need to obtain a "AAA" rating. To obtain a claims-paying ability rating of "AAA" we would need to dedicate significant capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur. Changes in the preferences of Fannie Mae and Freddie Mac for private mortgage insurance to other forms of credit enhancement, or a tiering of mortgage insurers based on their credit rating, could harm our financial condition and results of operations.

Efforts by Fannie Mae and Freddie Mac to reduce the need for private mortgage insurance could reduce our revenues.

Freddie Mac has made several announcements that it would pursue a legislative amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In October 2000, Fannie Mae announced its intention to increase its share of revenue associated with the management of mortgage credit risk and interest rate risk during the next three years by retaining mortgage credit risk previously borne by its "risk-sharing partners," including mortgage insurers. Part of any attempt by Fannie Mae to increase its share of revenue associated with mortgage credit risk could include a reduction in the use or level of mortgage insurance, which could reduce our revenue.

Lobbying activities by large mortgage lenders calling for expanded federal oversight and legislation relating to the role of Fannie Mae and Freddie Mac in the secondary mortgage market could damage our relationships with those mortgage lenders, Fannie Mae and Freddie Mac.

Together with Fannie Mae, Freddie Mac and mortgage lenders, we jointly develop and make available various products and programs. These arrangements involve the purchase of our mortgage insurance products and frequently feature cooperative arrangements between the three parties. In 1999, a coalition of financial services and housing related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, formed FM Watch, a lobbying organization that supports expanded federal oversight and legislation relating to the role of Fannie Mae and Freddie Mac in the secondary mortgage market. Fannie Mae and Freddie Mac have criticized, and lobbied against, FM Watch. These lobbying activities could, among other things, polarize Fannie Mae, Freddie Mac and members of FM Watch as well as our customers and us. As a result of this polarization, our relationships with Fannie Mae and Freddie Mac may limit our opportunities to do business with some mortgage lenders, particularly the large mortgage lenders that have formed FM Watch. Conversely, our relationships with these large mortgage lenders may limit our ability to do business with Fannie Mae and Freddie Mac. Either of these outcomes could seriously harm our financial condition and results of operations.

If we are unable to introduce and successfully market new products and programs, our competitive position could suffer.

From time to time we introduce new mortgage insurance products or programs. Our competitive position and financial performance could suffer if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs.

Mortgage lenders increasingly require us to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive mortgage reinsurance companies, which will reduce our net premiums written.

Our customers have indicated an increasing demand for captive mortgage reinsurance arrangements. Under these arrangements, a reinsurance company, which is usually an affiliate of the mortgage lender, assumes a portion of the mortgage insurance default risk on mortgage loans originated by the lender in exchange for a portion of the insurance premiums. An increasing percentage of our new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. An increase in captive mortgage reinsurance arrangements will decrease our net premiums written which may negatively impact the yield that we obtain on net premiums earned for customers with captive mortgage reinsurance arrangements. If we do not provide our customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive mortgage reinsurance arrangements, our competitive position may suffer.

Our risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At March 31, 2001:

 . 45% of our risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as "95s". In our experience 95s have claims frequency rates approximately twice that of mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as "90s."

 . 5.6% of our risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as "97s". In our experience 97s have higher claims frequency rates than 95s and greater uncertainty as to pricing adequacy.

 . 0.2% of our risk in force consisted of mortgages with loan-to-value ratios greater than 97%, which in our experience have claims frequency rates higher than 97s.

 . 9% of our risk in force consisted of adjustable rate mortgages, which we refer to as "ARMs." In our experience ARMs, although priced higher, have claims frequency rates that exceed the rates associated with our book of business as a whole.

The premiums we charge for mortgage insurance on non-traditional loans, and the associated investment income, may not be adequate to compensate us for future losses from these products.

Our new insurance written includes non-traditional, Alternative A and less than A loans, which we refer to as "non-traditional loans." Non-traditional loans represented approximately 6% of our total new insurance written in the first quarter of 2001. Loan characteristics, credit quality, loss development, pricing structures and persistency on non-traditional loans can be significantly different than our traditional prime business. In addition, non-traditional loans generally do not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac. We expect higher delinquency rates and default rates for non-traditional loans. We cannot be assured that this book of business will generate the same returns as our standard business or that the premiums that we charge on non-traditional loans will adequately offset the associated risk.

Paying a significant number of claims under the pool insurance we write could harm our financial performance.

We offer pool insurance that is generally used as an additional credit enhancement for secondary market mortgage transactions. Pool insurance provides coverage for non-conforming loans, and is generally considered riskier than primary insurance. Under primary insurance, an insurer's exposure is limited to a specified percentage of any unpaid principal, delinquent interest and related expenses on an individual loan. Under traditional pool insurance, there is an aggregate exposure limit -- a "stop loss" -- on a pool of loans, which is generally a percentage of the initial aggregate loan balance of the entire pool of loans. Under our pool insurance, we could be required to pay the full amount of every loan in the pool that is in default and upon which a claim is made until the stop loss is reached, rather than a percentage of that amount. The premiums that we charge for these policies may not adequately compensate us if we experience higher delinquency and default rates than we anticipate at the time we set the premiums for the policies. If we are required to pay a significant number of claims under our pool insurance, then our financial condition and results of operations could be seriously harmed.

The concentration of insurance in force in relatively few states could increase claims and losses and harm our financial performance.

In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of our business is concentrated. As of March 31, 2001:

 . 14% of our total risk in force was on mortgages for homes located in California, where the default rate on our policies was 2.31%;

 . 8% of our total risk in force was on mortgages for homes located in Florida, where the default rate on our policies was 2.87%; and

 . 7% of our total risk in force was on mortgages for homes located in Texas, where the default rate on our policies was 2.12%.

This compares with a nationwide default rate on our policies of 2.22% in the first quarter of 2001. Continued and prolonged adverse economic conditions in any of these states could result in high levels of claims and losses. In addition, refinancing of mortgage loans can have the effect of concentrating our insurance in force in economically weaker areas, because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

We delegate underwriting authority to mortgage lenders that may cause us to insure unacceptably risky mortgage loans, which could increase claims and losses.

The majority of our new insurance written is underwritten pursuant to a delegated underwriting program. Once a mortgage lender is accepted into our delegated underwriting program, that mortgage lender may determine whether mortgage loans meet our program guidelines and may commit us to issue mortgage insurance. We expect to continue offering delegated underwriting to approved lenders and may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we may not refuse to insure, or rescind coverage on, that loan even if we reevaluate that loan's risk profile or the lender failed to follow our delegated underwriting guidelines, except in very limited circumstances. In addition, our ability to take action against an approved lender that fails to follow our program guidelines and requirements is limited by access to data that would be needed to assess the lender's compliance with those guidelines and requirements. Therefore, an approved lender could cause us to insure a material amount of mortgage loans with unacceptable risk profiles prior to our termination of the lender's delegated underwriting authority.

We expect our loss experience to increase significantly as our policies continue to age.

The majority of claims under private mortgage insurance policies have historically occurred during the third through the sixth years after issuance of the policies. As of March 31, 2001, approximately 73% of our risk in force was written after December 31, 1997. This means that less than half of our risk in force has reached the beginning of the expected peak claims period. As a result, our loss experience is expected to increase significantly as our policies continue to age. If the claim frequency on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations and cash flows would be seriously harmed.

Our loss reserves may be insufficient to cover claims paid and loss-related expenses incurred.

We establish loss reserves to recognize the liability for unpaid losses related to insurance in force on mortgages that are in default. These loss reserves are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs, including legal and other fees, of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments, which may be material, resulting from these reviews are reflected in our then current consolidated results of operations. Our reserves may not be adequate to cover ultimate loss development on incurred defaults. Our financial condition and results of operations could be seriously harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

If we fail to properly underwrite mortgage loans under our contract underwriting services, we may be required to assume the cost of repurchasing those loans.

We provide contract underwriting services for a fee. These services help enable our customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As part of our contract underwriting services, we generally provide remedies to our customers in the event that our underwriters fail to properly underwrite the mortgage loans. These remedies may include the assumption of the cost of repurchasing loans that are not properly underwritten, a remedy not available under our master primary insurance policies. Worsening economic conditions could cause us to increase the number and severity of the remedies that we offer, which could harm our financial condition. Due to the demand of contract underwriting services, limitations on the number of available underwriting personnel, and heavy price competition among mortgage insurance companies, our inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy our underwriting services obligations could harm our financial condition and results of operations.

If our claims-paying ability is downgraded, then mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by us, which could materially harm our financial performance.

The claims-paying ability of PMI Mortgage Insurance Co., our largest wholly owned subsidiary, which we refer to as "PMI", is currently rated "AA+" (Excellent) by Standard and Poor's Rating Services, "Aa2" (Excellent) by Moody's Investors Service, Inc., and "AA+" (Very Strong) by Fitch IBCA. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI's policyholders and are not applicable to our common stock or outstanding debt. Adverse developments in PMI's financial condition or results of operations, whether by virtue of underwriting or investment losses, the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements, changes in the views of rating agencies, or other factors, could cause the rating agencies to lower or withdraw their ratings. If PMI's claims-paying ability rating falls below "AA-" from Standard and Poor's or "[Aa3]" from Moody's, then investors, including Fannie Mae and Freddie Mac, will not purchase mortgages insured by us, which would have a material and adverse effect on our financial condition and results of operations.

Our ongoing ability to pay dividends to our stockholders and meet our obligations primarily depends upon the receipt of dividends and returns of capital from our insurance subsidiaries and our investment income.

Our principal sources of funds are dividends from our subsidiaries, investment income and funds that may be raised from time to time in the capital markets. Factors that may affect our ability to maintain and meet our capital and liquidity needs include:

 . the level and severity of claims experienced by our insurance subsidiaries;

 .  the performance of the financial markets;

 .  standards and factors used by various credit rating agencies;

 .  financial covenants in our credit agreements; and

 . standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

Any significant change in these factors could adversely affect our ability to maintain capital resources to meet our business needs.

Regulatory authorities in Illinois and New York are considering whether our business has been conducted in compliance with applicable state law.

On January 31, 2000, the Illinois Department of Insurance issued a letter addressed to all mortgage guaranty insurers licensed in Illinois. The letter states that it may be a violation of Illinois law for mortgage insurers to offer to Illinois mortgage lenders the opportunity to purchase certain notes issued by a mortgage insurer or an affiliate, or to participate in loan guaranty programs. The letter also states that a violation might occur if mortgage insurers offer lenders coverage on pools of mortgage loans at a discounted or below market premium in return for the lenders' referral of primary mortgage insurance business. In addition, the letter stated that, to the extent a performance guaranty actually transfers risk to the lender in return for a fee, the lender may be deemed to be doing an insurance business in Illinois without authorization. The letter announced that any mortgage guaranty insurer that is participating in the described or similar programs in the State of Illinois should cease such participation or, alternatively, provide the Department with a description of any similar programs, giving the reason why the provisions of Illinois are not applicable or not violated. If the Illinois Department of Insurance were to determine that we were not in compliance with Illinois law, our financial condition and results of operations could suffer.

In February 1999, the New York Department of Insurance stated in Circular Letter No. 2, addressed to all private mortgage insurers licensed in New York, that certain pool, risk-share and structured products and programs would be considered to be illegal under New York law. If the New York Department of Insurance determined we were not in compliance with Circular Letter No. 2, our financial condition and results of operations could suffer.

If adopted, a proposed elimination of a federal tax deduction relating to contingency reserves could harm our financial performance.

In April 2001, the Congressional Joint Committee on Taxation proposed the elimination of a federal income tax deduction given for amounts added to contingency reserves that are required to be established by mortgage insurers such as PMI by state insurance regulations. The deduction presently allows mortgage insurers to deduct payments made to such reserves subject to limitations and requirements including the purchase of non-interest bearing tax and loss bonds equal to the tax benefit of the deduction. The elimination of this deduction could harm our financial condition and results of operation.

An increase in PMI's risk-to-capital ratio could prevent it from writing new insurance, which would seriously harm our financial performance.

The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other states limit the amount of insurance risk that may be written by PMI, based on a variety of financial factors, primarily risk-to-capital ratios. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of minimum policyholders position required, it must cease transacting new business until its minimum policyholders position meets the requirements. Under Arizona law, minimum policyholders position is calculated based on policyholders surplus, contingency reserves, the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed.

Other factors affecting PMI's risk-to-capital ratio include:

     . limitations under the runoff support agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of the dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1;

     . our credit agreements and the terms of our guaranty of the debt incurred to purchase PMI Mortgage Insurance Ltd, which is our insurance subsidiary in Australia; and

     . capital requirements necessary to maintain our credit rating and PMI's claims-paying ability ratings.

Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory requirements. Accordingly, statutory capital requirements may be lower than the capital necessary to satisfy rating agency requirements.

PMI has several alternatives available to help control its risk-to-capital ratio, including:

     .  obtaining capital contributions from us;

     .  purchasing additional quota share or excess of loss reinsurance; and

     .  reducing the amount of new business written.

We may not be able to raise additional funds, or to do so on a timely basis, in order to make a capital contribution to PMI. In addition, reinsurance may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI's statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI's risk-to-capital ratio could limit its ability to write new business. The inability to write new business could seriously harm our financial condition and results of operations.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have subsidiaries in Australia and Europe and may commit significant resources to expand our international operations. Accordingly, we are subject to a number of risks associated with international business activities. These risks include:

 .  the need for regulatory and third party approvals;

 . challenges attracting and retaining key foreign-based employees, customers and business partners in international markets;

 . the economic strength of the foreign mortgage origination markets targeted, particularly the economies of Australia and Europe;

 .  interest rate volatility in a variety of countries;

 .  unexpected changes in foreign regulations and laws;

 .  burdens of complying with a wide variety of foreign laws;

 .  potentially adverse tax consequences;

 .  restrictions on the repatriation of earnings;

 .  foreign currency exchange rate fluctuations;

 . potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries;

 . the need to integrate our domestic insurance subsidiaries' risk management technology systems and products with those of our foreign operations;

 . the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and mortgage securitizations;

 .  risks related to global economic turbulence; and

 .  political instability.

The performance of our strategic investments could harm our financial results.

The performance of our strategic investments could be harmed by:

 . changes in the real estate, mortgage lending, mortgage servicing, title and financial guaranty markets;

 .  future movements in interest rates;

 .  those operations' future financial condition and performance;

 .  the ability of those entities to execute future business plans; and

 . our dependence upon management to operate those companies in which we do not own a controlling share.

In addition, our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our claims-paying ability ratings by rating agencies.

Our failure or inability to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors could significantly harm our business and financial performance.

Participants in the mortgage lending and mortgage insurance industries increasingly rely on e-commerce and other technology to provide and expand their products and services. An increasing number of our customers require that we provide our products and services electronically via the Internet or electronic data transmission, and the percentage of our new insurance written delivered electronically is increasing. We expect this trend to continue and, accordingly, believe that it is essential that we continue to invest substantial resources on maintaining electronic connectivity with our customers and, more generally, on e-commerce and technology.

If we are not reimbursed by our insurance carriers for costs incurred by us in connection with our settlement of the Baynham litigation, we may be required to take an additional charge against earnings.

We have entered into a settlement agreement with the plaintiffs in the putative class action lawsuit filed against us. We currently estimate that the gross amount of the settlement will be between $20 million and $22 million. To account for the settlement, we took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million. This charge represented our estimate of the cost of settlement less our estimate of insurance payments we will receive from our insurance carriers as reimbursement for costs incurred by us in connection with
our defense and settlement of the action.   We have agreed to participate in
non-binding mediation with our insurance carriers with respect to the amount of the payments to be reimbursed to us. If we do not realize our estimated amount of insurance proceeds, we could be required to take an additional charge against earnings and this could harm our financial condition and results of operations.

                          PART II - OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - The exhibit listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 14/th/ day of May, 2001.



                                    The PMI Group, Inc.



                                    /s/ John M. Lorenzen, Jr.
                                    ------------------------------
                                    John M. Lorenzen, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer



                                    /s/ Brian P. Shea
                                    ----------------------
                                    Brian P. Shea
                                    Vice President, Controller and Assistant
                                    Secretary
                                    Chief Accounting Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)


     Exhibit Number                 Description of Exhibit
     --------------                 -----------------------

     11.1                           Computation of Net Income Per Share