Form 10-Q
period 2001-06-30
PMI GROUP INC
filed 2001-08-14
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from..........to..........


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
    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock           Par Value               Date           Number of Shares
--------------           ---------               ----           ----------------
Common Stock               $0.01               07/31/01            44,487,953

                              THE PMI GROUP, INC.
                    Index to Quarterly Report on Form 10-Q
                                 June 30, 2001

Part I - Financial Information                                                                              Page
                                                                                                            ----
   Item 1.    Interim Consolidated Financial Statements and Notes (unaudited)

                    Consolidated Statements of Operations for the Three Months and
                           Six Months Ended June 30, 2001 and 2000                                           3

                    Consolidated Balance Sheets as of June 30, 2001 and
                           December 31, 2000                                                                 4

                    Consolidated Statements of Cash Flows for the Six Months Ended
                           June 30, 2001 and 2000                                                            5

                    Notes to Consolidated Financial Statements                                               6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   12

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                    35


Part II - Other Information

   Item 2.    Changes in Securities and Use of Proceeds                                                     36

   Item 4.    Submission of Matters to a Vote of Security Holders                                           38

   Item 6.    Exhibits and Reports on Form 8-K                                                              39

Signatures                                                                                                  40

Index to Exhibits                                                                                           41

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months                         Six Months
                                                                Ended June 30,                      Ended June 30,
                                                      -----------------------------------  ----------------------------------
                                                            2001               2000              2001              2000
                                                      -----------------  ----------------  ----------------  ----------------
                                                                     (In thousands, except per share amounts)
Revenues
  Premiums earned                                     $       177,565    $      156,833    $      347,698    $      305,549
  Net investment income                                        32,722            29,035            63,954            56,118
  Net realized investment gains (losses)                       (1,674)              370            (2,665)            1,138
  Other                                                         8,008             1,655            12,207             4,506
                                                      -----------------  ----------------  ----------------  ----------------
         Total revenues                                       216,621           187,893           421,194           367,311
                                                      -----------------  ----------------  ----------------  ----------------

Losses and Expenses
  Losses and loss adjustment expenses                          24,271            26,711            47,279            54,934
  Amortization of deferred policy acquisition costs            19,731            20,416            40,114            40,814
  Other underwriting and operating expenses                    61,585            42,357           116,065            81,560
  Interest expense                                              2,681             2,573             5,381             4,943
  Distributions on preferred capital securities                 2,078             2,077             4,155             4,155
                                                      -----------------  ----------------  ----------------  ----------------
         Total losses and expenses                            110,346            94,134           212,994           186,406
                                                      -----------------  ----------------  ----------------  ----------------

Income before income taxes                                    106,275            93,759           208,200           180,905

Income tax expense                                             31,078            28,780            61,472            55,936
                                                      -----------------  ----------------  ----------------  ----------------

Net income                                            $        75,197    $       64,979    $      146,728    $      124,969
                                                      =================  ================  ================  ================

Per share data:

                   Basic net income                   $          1.69    $         1.47    $         3.31    $         2.82
                                                      =================  ================  ================  ================

                   Diluted net income                 $          1.66    $         1.45    $         3.24    $         2.79
                                                      =================  ================  ================  ================

                   Cash dividends declared            $          0.04    $         0.04    $         0.08    $         0.08
                                                      =================  ================  ================  ================

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,            December 31,
                                                                                   2001                   2000
                                                                            -------------------   -------------------
                                                                                   (Unaudited)
                                                                           (In thousands, except per share amounts)
Assets
Investments:
   Available for sale, at fair value:
     Fixed income securities
       (amortized cost: $1,553,715; $1,536,291)                               $       1,634,823     $       1,613,330
     Equity securities:
       Common (cost: $53,749; $53,315)                                                   73,582                81,726
       Preferred (cost: $107,546; $108,743)                                             108,796               111,743
   Common stock of affiliates, at underlying book value                                 149,917               131,849
   Short-term investments, at fair value                                                212,549               139,577
                                                                              -------------------   -------------------
       Total investments                                                              2,179,667             2,078,225

Cash                                                                                     24,829                21,969
Accrued investment income                                                                26,037                23,494
Reinsurance recoverable and prepaid premiums                                             53,616                51,329
Premiums receivable                                                                      51,477                41,362
Receivable from affiliate                                                                 2,501                   739
Deferred policy acquisition costs                                                        71,764                67,009
Property and equipment, net                                                              57,143                53,475
Other assets                                                                             67,433                55,055
                                                                              -------------------   -------------------
               Total assets                                                   $       2,534,467     $       2,392,657
                                                                              ===================   ===================

Liabilities
Reserve for losses and loss adjustment expenses                               $         294,503     $         295,089
Unearned premiums                                                                       176,210               170,866
Long-term debt                                                                          135,350               136,819
Reinsurance balances payable                                                             28,352                26,581
Deferred income taxes                                                                    73,389                74,981
Other liabilities and accrued expenses                                                   87,490                90,001
                                                                              -------------------   -------------------
               Total liabilities                                                        795,294               794,337
                                                                              -------------------   -------------------

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated
   deferrable interest debenture of the Company                                          99,126                99,109

Shareholders' equity
Common stock - $.01 par value; 125,000,000 shares authorized,
   and 52,793,777 issued                                                                    528                   528
Additional paid-in capital                                                              267,762               267,762
Accumulated other comprehensive income                                                   54,367                62,501
Retained earnings                                                                     1,654,924             1,511,751
Treasury stock, at cost  (8,324,198 and 8,484,082 shares)                              (337,534)             (343,331)
                                                                              -------------------   -------------------
               Total shareholders' equity                                             1,640,047             1,499,211
                                                                              -------------------   -------------------

                      Total liabilities and shareholders' equity              $       2,534,467     $       2,392,657
                                                                              ===================   ===================


         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Six Months Ended June 30,
                                                                   -----------------------------------------
                                                                          2001                  2000
                                                                   -------------------   -------------------
                                                                                 (In thousands)
Cash flows from operating activities:
Net income                                                         $     146,728         $     124,969
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Realized investment (gains) losses                                    2,665                (1,138)
     Equity in earnings of affiliates                                     (7,429)               (4,134)
     Depreciation and amortization                                         6,265                 7,649
     Deferred income taxes                                                 1,509                 1,220
     Changes in:
       Reserve for losses and loss adjustment expenses                      (586)                9,735
       Unearned premiums                                                   5,344                (9,133)
       Deferred policy acquisition costs                                  (4,755)                  809
       Accrued investment income                                          (2,543)                 (543)
       Reinsurance balances payable                                        1,771                   749
       Reinsurance recoverable and prepaid premiums                       (2,287)               (1,866)
       Premiums receivable                                               (10,115)               (1,898)
       Income tax payable                                                 (5,395)               (2,602)
       Receivable from affiliate                                          (1,388)                  490
       Other                                                             (12,394)              (11,190)
                                                                   -------------------   -------------------
          Net cash provided by operating activities                      117,390               113,117
                                                                   -------------------   -------------------

Cash flows from investing activities:
Proceeds from sales and maturities of fixed income securities            135,157               105,235
Proceeds from sales of equity securities                                  58,536                22,303
Investment purchases:
   Fixed income securities                                              (155,674)             (137,667)
   Equity securities                                                     (60,099)              (82,958)
Net (increase) decrease in short-term investments                        (72,972)               18,343
Investment in affiliates                                                 (11,220)              (19,506)
Purchases of property and equipment                                       (8,724)               (9,018)
                                                                   -------------------   -------------------
          Net cash used in investing activities                         (114,996)             (103,268)
                                                                   -------------------   -------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                    5,797                 1,168
Dividends paid to shareholders                                            (5,331)               (4,540)
Purchases of The PMI Group, Inc. common stock                                  -               (24,017)
                                                                   -------------------   -------------------
          Net cash provided by (used in) financing activities                466               (27,389)
                                                                   -------------------   -------------------

Net increase (decrease) in cash                                            2,860               (17,540)
Cash at beginning of year                                                 21,969                28,076
                                                                   -------------------   -------------------
Cash at end of period                                              $      24,829         $      10,536
                                                                   ===================   ===================


         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation

The accompanying consolidated financial statements include The PMI Group, Inc. ("TPG" or "The PMI Group"), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona Corporation; Residential Guaranty Co. ("RGC"), an Arizona corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; PMI Mortgage Insurance Ltd ("PMI Ltd"), an Australian mortgage insurance company; PMI Mortgage Insurance Company Limited ("PMI Europe"), an Irish corporation; PMI Mortgage Services Co. ("MSC"), a California corporation; and other insurance, reinsurance and non-insurance companies. TPG and its subsidiaries are collectively referred to as the "Company." TPG also has equity interests in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM RE"), two financial guaranty reinsurance companies based in Bermuda. In addition, PMI has equity interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively referred to as "CMG"), which conduct residential mortgage insurance and reinsurance business; and Fairbanks Capital Holding Corp. ("Fairbanks"), a special servicer of single-family residential mortgages. CMG, Fairbanks and Ram Re are accounted for on the equity method of accounting in the Company's consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the requirements of Form 10-Q and
Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Interim results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 2000 Annual Report to Shareholders.

Note 2.  Summary of Certain Significant Accounting Policies

Changes in Accounting Policy - Effective January 1, 2000, the Company changed its accounting policy to report international subsidiaries and affiliates operations on a one-month lag from domestic operations. Accordingly, the results of PMI Ltd for the six months ended June 30, 2000 represented five months of activity.

Deferred Policy Acquisition Costs - The Company defers certain costs of its mortgage insurance operations relating to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenues in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business and include all underwriting, contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs associated with the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs ("DPAC").

The DPAC asset is amortized and charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by Statement of Financial Accounting Standards ("SFAS")

No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long-Duration Contracts and For Realized Gains and Losses From the Sale of Investments.

DPAC is summarized as follows:

                                                           Three Months                         Six Months
                                                          Ended June 30,                      Ended June 30,
                                                 ---------------------------------- ----------------------------------
                                                       2001              2000             2001              2000
                                                 ---------------- ----------------- ---------------- -----------------
                                                             (In Thousands)                     (In Thousands)
Beginning DPAC balance                           $      67,270    $       68,827    $      67,009    $       69,579
U.S. operations acquisition costs incurred
  and deferred                                          22,688            18,387           41,398            37,319
U.S. operations amortization of deferred costs         (18,898)          (20,416)         (38,328)          (40,814)
International operations acquisition costs
  incurred and deferred                                  1,719             2,590            3,698             3,817
International operations amortization of
  deferred costs                                          (833)             (303)          (1,786)             (620)
Currency translation adjustment                           (182)             (316)            (227)             (512)
                                                 -------------    --------------    -------------    --------------
Ending DPAC balance                              $      71,764    $       68,769    $      71,764    $       68,769
                                                 =============    ==============    =============    ==============

Note 3.  Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares. Net income available to common shareholders does not change for computing diluted EPS. Weighted average common shares outstanding for the three months and six months ended June 30, 2001 and 2000 follows:

                                                        Three Months                          Six Months
                                                       Ended June 30,                        Ended June 30,
                                            ------------------------------------- -------------------------------------
                                                     2001               2000              2001               2000
                                            ------------------- ----------------- ----------------- -------------------
Weighted Average Shares Outstanding
   For basic EPS                                 44,394,372         44,094,069         44,359,722        44,248,927
   For diluted EPS                               45,407,712         44,736,476         45,255,216        44,748,719

Note 4.  Comprehensive Income

The reconciliation of net income to comprehensive income for the three months and six months ended June 30, 2001 and 2000 are as follow:

                                                           Three Months                        Six Months
                                                          Ended June 30,                     Ended June 30,
                                                 ---------------------------------- ----------------------------------
                                                       2001              2000             2001              2000
                                                 ---------------- ----------------- ---------------- -----------------
                                                           (In thousands)                     (In thousands)
Net income                                       $      75,197    $       64,979    $     146,728    $      124,969
Other comprehensive income, net of tax:
   Unrealized gains (losses) on investments:
     Unrealized holding gains (losses) arising
       during period                                    (7,156)           30,536           (7,033)           20,789
     Less: reclassification adjustment for gains
       (losses) included in net income                  (1,088)             (241)          (1,732)             (740)
                                                 -------------    --------------    -------------    --------------
         Net unrealized holding gains (losses)          (6,068)           30,295           (5,301)           20,049
   Currency translation adjustment                      (1,883)           (2,419)          (2,155)           (4,364)
   Transition adjustment for implementation of
     SFAS No.133                                             -                 -           (1,009)                -
   Fair value adjustment of derivatives                    773                 -              331                 -
                                                 -------------    --------------    -------------    --------------
Other comprehensive income (loss), net of tax           (7,178)           27,876           (8,134)           15,685
                                                 -------------    --------------    -------------    --------------
Comprehensive income                             $      68,019    $       92,855    $     138,594    $      140,654
                                                 =============    ==============    =============    ==============

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

                                                                Three Months Ended June 30, 2001
                                        ---------------------------------------------------------------------------------
                                              U.S.        International
                                            Mortgage         Mortgage          Title                      Consolidated
                                           Insurance        Insurance        Insurance       Other            Total
                                        ------------------------------------------------------------------------------
                                                                         (In thousands)

Premiums earned                         $      133,575   $        7,231    $    36,759    $        -   $       177,565
                                        ==============   ==============    ===========    ==========   ===============
Net underwriting and operating
   income (loss) before tax             $       82,085   $        3,696    $     2,869    $   (8,664)  $        79,986
Investment income & net realized
   investment gains                             20,715            4,370            503         1,682            27,270
Equity in earnings of affiliates                 2,433              (96)             -         1,441             3,778
Interest expense                                    (8)            (632)             -        (2,041)           (2,681)
Distributions on preferred capital
   securities                                        -                -              -        (2,078)           (2,078)
                                        --------------   --------------    -----------    ----------   ---------------
Income (loss) before income tax
   expense                                     105,225            7,338          3,372        (9,660)          106,275
Income tax benefit (expense)                   (31,412)          (1,933)        (1,215)        3,482           (31,078)
                                        --------------   --------------    -----------    ----------   ---------------
Net income (loss)                       $       73,813   $        5,405    $     2,157    $   (6,178)  $        75,197
                                        ==============   ==============    ===========    ==========   ===============

Total assets                            $    2,026,531   $      300,741    $    55,654    $  151,541   $     2,534,467
                                        ==============   ==============    ===========    ==========   ===============

                                                               Three Months Ended June 30, 2000
                                         --------------------------------------------------------------------------------
                                              U.S.        International
                                            Mortgage         Mortgage          Title                      Consolidated
                                           Insurance        Insurance        Insurance       Other           Total
                                        --------------------------------------------------------------------------------
                                                                        (In thousands)

Premiums earned                         $      124,972   $        7,083    $    24,778             -   $      156,833
                                        ==============   ==============    ===========    ==========   ==============
Net underwriting and operating
   income (loss) before tax             $       69,586   $        3,509    $     2,537    $   (6,628)  $       69,004
Investment income & net realized
   investment gains                             21,531            3,468            457         1,348           26,804
Equity in earnings of affiliates                 2,290             (210)             -           521            2,601
Interest expense                                     -             (766)             -        (1,807)          (2,573)
Distributions on preferred capital
   securities                                        -                -              -        (2,077)          (2,077)
                                        --------------   --------------    -----------    ----------   --------------
Income (loss) before income tax
   expense                                      93,407            6,001          2,994        (8,643)          93,759
Income tax benefit (expense)                   (28,483)          (2,114)        (1,068)        2,885          (28,780)
                                        --------------   --------------    -----------    ----------   --------------
Net income (loss)                       $       64,924   $        3,887    $     1,926    $   (5,758)  $       64,979
                                        ==============   ==============    ===========    ==========   ==============

Total assets                            $    1,884,029   $      177,481    $    47,938    $  116,080   $    2,225,528
                                        ==============   ==============    ===========    ==========   ==============

                                                                 Six Months Ended June 30, 2001
                                        --------------------------------------------------------------------------------
                                             U.S.         International
                                           Mortgage          Mortgage         Title                     Consolidated
                                          Insurance         Insurance       Insurance        Other          Total
                                        --------------------------------------------------------------------------------
                                                                          (In thousands)

Premiums earned                         $      265,591   $        14,358   $    67,749    $        -   $      347,698
                                        ===============  ================  ============   ===========  =================
Net underwriting and operating
  income (loss) before tax              $      160,051   $         8,241   $     4,636    $  (16,481)  $      156,447
Investment income & net realized
  investment gains                              43,032             6,512         1,021         3,295           53,860
Equity in earnings of affiliates                 4,711              (181)            -         2,899            7,429
Interest expense                                    (9)           (1,308)            -        (4,064)          (5,381)
Distributions on preferred capital
  securities                                         -                 -             -        (4,155)          (4,155)
                                        ---------------  ----------------  ------------   -----------  -----------------
Income (loss) before income tax
  expense                                      207,785            13,264         5,657       (18,506)         208,200
Income tax benefit (expense)                   (62,855)           (3,368)       (2,000)        6,751          (61,472)
                                        ---------------  ----------------  ------------   -----------  -----------------
Net income (loss)                       $      144,930   $         9,896   $     3,657    $  (11,755)  $      146,728
                                        ===============  ================  ============   ===========  =================

Total assets                            $    2,026,531   $       300,741   $    55,654    $  151,541   $    2,534,467
                                        ===============  ================  ============   ===========  =================

                                                                 Six Months Ended June 30, 2000
                                        --------------------------------------------------------------------------------
                                             U.S.         International
                                           Mortgage         Mortgage          Title                      Consolidated
                                          Insurance         Insurance       Insurance        Other           Total
                                        --------------------------------------------------------------------------------
                                                                         (In thousands)

Premiums earned                         $      245,507   $        12,674   $    47,368    $        -   $      305,549
                                        ===============  ================  ============   ===========  =================
Net underwriting and operating
  income (loss) before tax              $      129,114   $         7,229   $     4,068    $   (7,664)  $      132,747
Investment income & net realized
  investment gains                              42,621             6,795           914         2,794           53,124
Equity in earnings of affiliates                 4,071              (210)            -           273            4,134
Interest expense                                   (13)           (1,286)            -        (3,646)          (4,945)
Distributions on preferred capital
  securities                                         -                 -             -        (4,155)          (4,155)
                                        ---------------  ----------------  ------------   -----------  -----------------
Income (loss) before income tax
  expense                                      175,793            12,528         4,982       (12,398)         180,905
Income tax benefit (expense)                   (53,384)           (4,228)       (1,666)        3,342          (55,936)
                                        ---------------  ----------------  ------------   -----------  -----------------
Net income (loss)                       $      122,409   $         8,300   $     3,316    $   (9,056)  $      124,969
                                        ===============  ================  ============   ===========  =================
Total assets                            $    1,884,029   $       177,481   $    47,938    $  116,080   $    2,225,528
                                        ===============  ================  ============   ===========  =================

Note 6.  Adoption of a New Accounting Standard

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

The Company adopted this statement effective January 1, 2001. The Company's use of derivative financial instruments is generally limited to reducing its exposure to interest rate and currency exchange risk by utilizing interest rate and currency swap agreements which are accounted for as hedges. In 1999, the Company entered into an interest rate swap to hedge interest rate risk associated with the debt in connection with the acquisition of PMI Ltd. Upon adoption of SFAS No. 133, the Company recorded a $1.0 million liability for the fair value of the interest rate swap in the Consolidated Balance Sheet. This interest rate swap was terminated in July 2001 when the Company repaid the associated debt, which resulted in a realized loss of $0.8 million.

Note 7.  Short-term Investment

Included in the Company's short-term investments is a face value of $10.0 million commercial paper issued by Pacific Gas and Electric Company ("PG&E"), which is currently in default. During the second quarter of 2001, the Company analyzed this investment and determined that the investment's $3.2 million decline in market value met the definition of an other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Based on the Company's analysis, a $3.2 million realized loss was recognized during the second quarter of 2001. The Company will reevaluate this investment each quarter.

Note 8.  Subsequent Event

Senior Convertible Debentures - In July 2001, the Company issued $360 million of 2.50% Senior Convertible Debentures due 2021 (the "Debentures") in a private offering to qualified institutional buyers. The Company intends to use the net proceeds of the offering for repayment or retirement of existing indebtedness, depending upon market conditions, and for general corporate purposes. The Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum. The Company will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2002. The Company will also pay additional contingent interest for specified circumstances. For additional information concerning the terms of the Debentures, see Part II, Item 2 of this Form 10-Q and the Company's Current Report on Form 8-K, which was filed with the SEC on July 18, 2001, including the exhibits attached thereto.

In July 2001, the Company repaid an outstanding bank note with Bank of America from the proceeds of the Senior Convertible Debenture offering described above. The repayment of the AUS$70.5 million bank note and was funded by the Company in the amount of US$35.7 million. Concurrent with the repayment of the bank note, a related interest rate swap was terminated, which resulted in a realized loss of $0.8 million.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

A number of written and oral statements made or incorporated by reference from time to time by us or our representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements in this document include:

 .    Our anticipation that negotiated bulk transactions will continue to be an important acquisition channel for the residential mortgage insurance market
 .    Our expectation that there will be volatility in the market share of individual companies, including PMI, as a result of bulk transactions
 .    Our expectation that the amount of GSE pool risk written will continue to decrease in 2001
 .    Our belief that the changes by the GSEs to mortgage insurance coverage requirements, if widely accepted by lenders, could materially decrease PMI's level of primary risk in force and the growth of premiums written
 .    Our anticipation that the percentage of PMI's risk in force related to risk-sharing programs will continue to increase as a percentage of total risk in force in 2001 and that such growth will reduce our net premiums written and earned over the long-term
 .    Our anticipation that contract underwriting will continue to account for a significant portion of PMI's acquisition costs
 .    Our belief that continued increases in the electronic origination and delivery of our products should decrease our acquisition costs
 .    Our belief that we have sufficient cash to meet all of our short and medium-term obligations

When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements involve a number of risks of uncertainties including, but not limited to, the risks described under the heading "Investment Considerations". All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Our consolidated net income was $75.2 million for the three months ended June 30, 2001, a 16% increase from the three months ended June 30, 2000. The gain was primarily due to:

     .    an increase in premiums earned of 13%;

     .    an increase in net investment income of 13%;

     .    a decrease in losses and loss adjustment expenses of 9%; and

     .    an increase in other income of $6.4 million.

This gain was partially offset by:

     . an increase in amortization of deferred policy acquisition costs and other underwriting and operating expenses of 30%; and

     .    net realized investment losses of $1.7 million.

Diluted net income per share for the three months ended June 30, 2001 was $1.66, an increase of 14% from the corresponding period in 2000. Diluted operating earnings per share, excluding realized investment losses, increased 16% from the comparable period of 2000 to $1.68. Consolidated revenues for the second quarter of 2001 increased 15% to $216.6 million from the second quarter of 2000.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, generated 72% of our consolidated revenues for the three months ended June 30, 2001. During the second quarter of 2001, the total principal amount of mortgages newly insured by PMI, or PMI's new primary insurance written, increased 113% from the second quarter of 2000 to $13.9 billion. PMI's new insurance written does not include primary mortgage insurance placed upon loans more than 12 months after loan origination or pool transactions. We believe the increase was primarily the result of an increase in PMI's market share, and secondly due to an increase in residential mortgage origination activity and the growth in the private mortgage insurance market. As reported by Mortgage Bankers Association of America, the total residential mortgage originations increased 73% in the second quarter of 2001 from the second quarter of 2000. As reported by the industry's trade association, Mortgage Insurance Companies of America, the private mortgage insurance industry experienced a 76% increase in total new insurance written to $73.3 billion for the quarter ended June 30, 2001 compared to $41.7 billion for the corresponding period in 2000.

Mortgage originations in connection with refinancing transactions represented approximately 47% of total mortgage originations during the second quarter of 2001 compared to approximately 15% during the corresponding period in 2000, according to the Mortgage Bankers Association of America. The shift from home purchase to refinance activity historically decreases the private mortgage insurance penetration rate, which is the percentage of total mortgage originations insured by the private mortgage insurance industry. Based on reports by Mortgage Bankers Association of America and Mortgage Insurance Companies of America, we estimate that the private mortgage insurance penetration rate was 15% for the second quarter of 2001 and was approximately the same penetration rate for the corresponding period in 2000.

The private mortgage insurance industry's market share of the total insured market, which includes insurance offered by private mortgage insurers, the Federal Housing Administration and the Veterans Administration, increased to 64.3% for the three months ended June 30, 2001 from 60.3% for the corresponding period in 2000 according to Mortgage Insurance Companies of America. We believe that the increase was due primarily to market expansion through bulk transactions. Bulk transactions are negotiated transactions in the secondary market in which private mortgage insurance companies insure a large group of loans or commit to insure new loans on agreed-upon terms. Secondarily, we believe that this increase was due to an increase in 2001 of the maximum single-family principal balance loan limit eligible for purchase by Fannie Mae and Freddie Mac, or the GSEs, to $275,000. An increase in the GSEs' loan limit generally increases the number of loans requiring mortgage insurance and the size of the mortgage insurance market.

Based upon the industry's total new insurance written of $73.3 billion as reported by Mortgage Insurance Companies of America, PMI's market share for the second quarter increased to 19.0% from 15.6% for the corresponding period in 2000. On a combined basis with CMG Mortgage Insurance Company or CMG, PMI's partially owned subsidiary, PMI's market share in the second quarter of 2001 increased to 20.4% from 17.1% in the comparable period of 2000. We believe that the increase in our market share was due to a combination of market gains in both traditional business and bulk transactions generated by PMI during the second quarter of 2001. Bulk transactions with primary mortgage insurance accounted for approximately 13% of our new insurance written during the quarter ended June 30, 2001 and approximately 4% during the corresponding period in 2000. We anticipate that such transactions will continue to be an important acquisition channel for the residential mortgage insurance market. We also expect that there will be volatility in the market share of individual companies, including PMI, as a result of these bulk transactions.

New insurance written was $13.9 billion for the three months ended June 30, 2001 compared to $6.5 billion for the three months ended June 30, 2000, an increase of 113%. On a combined basis with CMG, new insurance written was $14.9 billion for the second quarter of 2001 compared to $7.1 billion for the second quarter of 2000. PMI's primary insurance in force increased 12% to $102.1 billion as of June 30, 2001 from June 30, 2000. Primary insurance in force refers to the current principal balance of all mortgage loans with primary insurance as of a given date. On a combined basis with CMG, primary insurance in force grew by 13% to $110.0 billion at June 30, 2001 from June 30, 2000 of $97.6 billion. PMI's primary risk in force as of June 30, 2001 was $24.7 billion, an 11% increase compared to June 30, 2000. Primary risk in force is the dollar amount equal to the product of each individual insured mortgage loan's current principal balance multiplied by the percentage specified in the policy of the insurance coverage. On a combined basis with CMG, primary risk in force grew by 12% to $26.6 billion at June 30, 2001 from June 30, 2000 of $23.8 billion. The growth in primary insurance in force and risk in force was due primarily to an increase in new insurance written, partially offset by an increase in the cancellation of policies. Cancellations of insurance in force increased by 123% during the second quarter of 2001 to $9.6 billion from $4.3 billion during the comparable period of 2000, primarily due to high refinance activity. PMI's new insurance written from refinance activity as a percentage of total new insurance written increased to approximately 37% for the quarter ended June 30, 2001 from approximately 7% for the comparable period of 2000. PMI's persistency rate, which refers to the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, decreased to 72.4% at June 30, 2001 compared to 78.8% at June 30, 2000.

Non-traditional loans, including Alternative A and less than A quality loans, accounted for approximately 7.1% of PMI's new insurance written during the second quarter of 2001, compared to 6.7% in the second quarter of 2000. Loan characteristics, credit quality, loss development, pricing structures and persistency related to these non-traditional loans can be significantly different than PMI's traditional primary business. We expect higher delinquencies and default rates and lower persistency for non-traditional loans, and incorporate these assumptions into our pricing. However, mortgage insurance on non-traditional loans might not generate the same returns as the standard business, and the premiums generated by this insurance might not adequately offset the associated risk.

GSE pool insurance risk written was $9.1 million for the three months ended June 30, 2001 compared to $20.1 million for the corresponding period in 2000. Pool insurance is a type of mortgage insurance that covers all or a percentage of a loss on individual mortgage loans held within a group or pool of loans up to an agreed aggregate limit for the pool. We expect that the amount of GSE pool risk written will continue to decrease in 2001. GSE pool risk in force at June 30, 2001 was $803.6 million compared to $725.1 million at June 30, 2000. Old pool risk in force, which represents mortgage pool policies written prior to 1994 and are past their peak claim periods, was $1.37 billion as of June 30, 2001 and $1.41 billion as of June 30, 2000.

PMI also provides structured insurance products that are not included in either new primary insurance written, new GSE pool risk written, or primary insurance and risk in force. These products vary significantly with individual investor requests, and include modified pool products and second layer coverage products that restructure primary risk. In addition to primary, GSE pool and old pool risk in force, total other risk in force as of June 30, 2001 was $406.5 million compared to $179.6 million as of June 30, 2000. Other risk written was $149.8 million for the quarter ended June 30, 2001 compared to $35.6 million for the corresponding period in 2000.

In 1999, the GSEs reduced the coverage percentage required for some loans approved for purchase by the GSEs' automated loan underwriting systems. In addition, the GSEs will further reduce the coverage percentage required on loans approved for purchase by their automated underwriting systems if lenders pay a delivery fee to the GSEs. We believe that the changes by the GSEs to mortgage insurance coverage requirements, if widely accepted by lenders, could materially decrease PMI's level of primary risk in force and the growth of premiums written. PMI's average coverage percentage on insurance in force was 24.2% at June 30, 2001 and 24.4% at June 30, 2000.

Net premiums written were $135.1 million for the three months ended June 30, 2001, a 10% increase from the three months ended June 30, 2000. This increase was due, in large part, to the growth of insurance and risk in force as discussed above. Net premiums written refers to the amount of premiums received during a given period, net of refunds and premiums ceded under reinsurance arrangements or risk-sharing programs, including captive mortgage reinsurance agreements. Captive reinsurance is a reinsurance product in which a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through an affiliated entity. During the second quarter of 2001, 45% of new insurance written and 10% of total premiums were subject to captive reinsurance agreements compared to 33% of new insurance written and 6% of total premiums subject to captive reinsurance agreements during the corresponding period in 2000. We anticipate that the continued growth of captive reinsurance arrangements will reduce our net premiums written and earned over the long-term. Primary risk in force under risk-sharing programs with PMI's customers represented 35% of primary risk in force as of June 30, 2001 compared 24% as of June 30, 2000. We anticipate that the percentage of PMI's risk in force related to risk-sharing programs will continue to increase as a percentage of total risk in force in 2001. Ceded premiums written increased by 86% to $14.8 million primarily as a result of the increase in captive reinsurance arrangements for the quarter ended June 30, 2001. Refunded premiums increased 100% to $5.2 million in the second quarter of 2001, due to the increased policy cancellations. The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased by 7% to $133.6 million for the three months ended June 30, 2001, primarily due to an increase in premiums written.

Losses and loss adjustment expenses decreased by 12% to $21.7 million for the three months ended June 30, 2001, primarily due to improved loss mitigation efforts resulting from a strong housing market. Loans in default were 18,162 at June 30, 2001, a 20% increase from June 30, 2000, primarily due to the maturation of the 1997, 1998 and 1999 books of business and to a higher level of defaults on non-traditional loans in PMI's portfolio. The default rate, which is the percentage of insured loans in force that are in default at a given date, for PMI's primary insurance was 2.12% at June 30, 2001 compared to 2.21% at December 31, 2000 and 1.93% at June 30, 2000. Claims paid on direct primary insurance increased by 13.9% to $18.4 million, due to an increase in the number of claims paid in the second quarter of 2001 to 944 from 867 in the second quarter of 2000, and to an increase in the average claim size to $19,446 for the second quarter of 2001 from $18,574 for the comparable period of 2000.

Total expenses, including the amortization of policy acquisition costs and non-acquisition related operating costs, decreased to $30.0 million for the three months ended June 30, 2001 from $30.9 million for the three months ended June 30, 2000. This decrease was due primarily to a 4% decrease in amortization of deferred acquisition costs to $18.9 million for the second quarter of 2001. Total expenses incurred by PMI can be divided into two categories: (1) amortization of deferred policy acquisition costs, which related directly to acquiring, underwriting and processing new business; and (2) other general operating expenses and corporate overhead. Policy acquisition costs include all incurred underwriting, contract underwriting, field operations and sales related expenses that are deferred and amortized over a 24-month period. Mortgage insurance policy acquisition costs incurred and deferred increased by 23% to $22.7 million for the second quarter of 2001 due to the increase in new insurance written, partially offset by the efficiencies in PMI's electronic commerce business. A significant portion of PMI's policy acquisition costs relates to contract underwriting. New policies processed by contract underwriters represented 28% of new insurance written during the second quarter of 2001 compared to 24% during the corresponding period in 2000. We anticipate that contract underwriting services will continue to account for a significant portion of PMI's acquisition costs. However, we believe that continued increases in the electronic origination and delivery of our products should decrease our acquisition costs. In the second quarter of 2001, electronic delivery accounted for 52% of PMI's commitments of insurance, an increase of 130% from the corresponding period in 2000. Other operating expenses, which are all other costs that are not accounted for as acquisition costs, are recorded as expenses when incurred. Other operating expenses increased to $11.1 million, 6% over the corresponding period of 2000, primarily due to increased payroll and related expenses, offset by an increase in allocation to the holding company associated with diversification efforts.

The mortgage insurance loss ratio, which is the ratio of losses and loss adjustment expenses to net premiums earned for the second quarter of 2001, decreased by 3.6 percentage points to 16.2% from the corresponding period in 2000. The decline was attributed to the decrease in losses and loss adjustment expenses and to the increase in premiums earned as discussed above. The net expense ratio for the second quarter of 2001 decreased by 2.9 percentage points from the second quarter of 2000 to 22.2%, primarily due to the decrease in the amortization of deferred policy acquisition costs and to the increase in net premiums written. The net expense ratio is the ratio of amortization of acquisition costs and other operating expenses to the net amount of premiums received during a given period. The combined ratio, which is the sum of the loss ratio and the net expense ratio, decreased by 6.5 percentage points to 38.4% for the three months ended June 30, 2001.

International Mortgage Insurance Operations

International Mortgage Insurance operations include PMI Mortgage Insurance Ltd, or PMI Ltd; and PMI Mortgage Insurance Company Limited, or PMI Europe. The financial results of international operations are subject to currency rate risk. The reported results of PMI Ltd were affected by the devaluation in the Australian dollar from 2000 to 2001. The average AUD/USD exchange rate was 0.51 for the second quarter of 2001 compared to 0.59 for the second quarter of 2000, a 14% decrease. Net income for PMI Ltd was $5.0 million for the three months ended June 30, 2001 compared to $3.9 million for the three months ended June 30, 2000. PMI Ltd generated $12.8 million of net premiums written and $7.2 million in net premiums earned during the second quarter of 2001, compared to $12.6 million of net premiums written and $7.1 million in net premiums earned during the second quarter of 2000. Net investment income was $2.9 million for the first three months of 2001 compared to $3.1 million for first three months of 2000. Losses and loss adjustment expenses were $1.3 million for the quarter ended June 30, 2001 compared to $1.8 million for the corresponding period in 2000. Underwriting and other expenses were $2.5 million for the second quarter of 2001 compared to $2.6 million for the second quarter of 2000. In addition, PMI Europe generated $0.4 million of net income, consisting primarily of net investment income, for the three months ended June 30, 2001. Financial results for the operations in Hong Kong were immaterial during the second quarter of 2001.

Title Insurance Operations

Net income for American Pioneer Title Insurance Company, or APTIC, was $2.2 million for the three months ended June 30, 2001 compared to $1.9 million for the three months ended June 30, 2000. Title insurance premiums earned were $36.8 million in the second quarter of 2001, a 48% increase over the second quarter of 2000 due to continuing geographic expansion efforts and to the increase in residential mortgage originations and refinance activity as discussed above. APTIC is licensed in 45 states and the District of Columbia. During the second quarter of 2001, 51% of APTIC's premiums earned was generated from the State of Florida compared with 70% during the corresponding period in 2000. Underwriting and other expenses in the second quarter of 2001 increased by 48% compared to the second quarter of 2000 to $32.6 million, primarily due to an increase in agency fees and commissions related to the increase in premiums earned and to the costs associated with expansion efforts. The combined ratio for our title insurance operations for the second quarter of 2001 increased by 2.4 percentage point to 92.2% from the comparable period of 2000.

Other

Our net investment income, excluding realized investment gains and losses, was $32.7 million for the three months ended June 30, 2001, a 13% increase from the three months ended June 30, 2000. This increase was largely due to the growth in our investment portfolio and an increase in equity earnings. Investments in affiliates increased to $149.9 million as of June 30, 2001 from $115.8 million as of June 30, 2000, due to new capital investments in unconsolidated subsidiaries and their earnings. The pre-tax current portfolio book yield was 6.0% at June 30, 2001 and 6.1% at June 30, 2000. Net realized investment losses were $1.7 million during the second quarter of 2001 including a realized loss of $3.2 million resulted from revaluation of our short-term investment in Pacific Gas and Electric Company. Interest expense for the second quarter of 2001 increased slightly to $2.7 million compared to the second quarter 2000 amount of $2.6 million.

Other income, which was generated primarily by PMI Mortgage Services Co., or MSC, was $7.8 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. This increase was primarily attributed to an increase in contract underwriting services in connection with higher residential mortgage originations and to an increase in billing rates for contract underwriting services. Other expenses, which were incurred by the holding company and MSC, increased to $16.5 million for the second quarter of 2001 from $8.0 million for the comparable period of 2000, primarily due to an increase in contract underwriting activities, and to the increased expenses related to international expansion and diversification efforts.

Our effective tax rate was 29.2% for the three months ended June 30, 2001 compared to 30.7% for the three months ended June 30, 2000. This decrease was due primarily to the lower foreign effective tax rate contributing to the reduction of overall effective tax rate, and partly due to an increase in the proportion of tax-exempt investment income relative to total income.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Our consolidated net income was $146.7 million for the six months ended June 30, 2001, a 17% increase from the six months ended June 30, 2000. The gain was primarily due to:

     .    an increase in premiums earned of 14%;

     .    an increase in net investment income of 14%;

     .    a decrease in losses and loss adjustment expenses of 14%; and

     .    an increase in other income of $7.7 million.

This gain was partially offset by:

     . an increase in amortization of deferred policy acquisition costs and other underwriting and operating expenses of 28%; and

     .    net realized investment losses of $2.7 million.

Diluted net income per share for the six months ended June 30, 2001 was $3.24, an increase of 16% from the corresponding period in 2000. Diluted operating earnings per share, excluding realized investment losses, increased by 18% from the comparable period of 2000 to $3.28. Consolidated revenues for the first half of 2001 increased 15% to $421.2 million from the first half of 2000.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, generated 74% of our consolidated revenues for the six months ended June 30, 2001. During the first half of 2001, PMI's new primary insurance written increased 113% from the first half of 2000 to $21.3 billion. We believe the increase was primarily the result of an increase in PMI's market share, and secondly due to an increase in residential mortgage origination activity and the growth in the private mortgage insurance market. As reported by Mortgage Bankers Association of America, the total residential mortgage originations increased 83% in the first six months of 2001 from the comparable period of 2000. As reported by the industry's trade association, Mortgage Insurance Companies of America, the private mortgage insurance industry experienced a 67% increase in total new insurance written to $124.3 billion for the six months ended June 30, 2001 compared to $74.4 billion for the corresponding period in 2000.

Mortgage originations in connection with refinancing transactions represented approximately 43% of total mortgage originations during the first six months of 2001 compared to approximately 16% during the corresponding period in 2000, according to Mortgage Bankers Association of America.

According to Mortgage Insurance Companies of America, the private mortgage insurance industry's market share of the total insured market increased to 63.0% for the six months ended June 30, 2001 compared with 57.6% for the corresponding period in 2000.

Based upon the industry's total new insurance written of $124.3 billion as reported by Mortgage Insurance Companies of America, PMI's market share for the first half of 2001 increased to 17.2% from 16.7% for the corresponding period in 2000. On a combined basis with CMG Mortgage Insurance Company or CMG, PMI's partially owned subsidiary, PMI's market share in the first six months of 2001 was 18.5% compared to 18.1% in the comparable period of 2000. We believe that the increase in our market share was due to a combination of market gains in both traditional business and bulk transactions generated by PMI during the first half of 2001. Bulk transactions with primary mortgage insurance accounted for approximately 9% of our new insurance written during the six months ended June 30, 2001 and approximately 11% during the corresponding period in 2000.

New insurance written was $21.3 billion for the six months ended June 30, 2001 compared to $12.4 billion for the six months ended June 30, 2000, an increase of 71%. On a combined basis with CMG, new insurance written was $22.9 billion for the first half of 2001 compared to $13.5 billion for the first half of 2000. Cancellations of insurance in force increased by 100% during the first six months of 2001 to $16.1 billion from $8.0 billion during the comparable period of 2000, primarily due to high refinance activity. PMI's new insurance written from refinance activity as a percentage of total new insurance written increased to approximately 36% for the six months ended June 30, 2001 from approximately 9% for the corresponding period in 2000.

Non-traditional loans, including Alternative A and less than A quality loans, accounted for approximately 7% of PMI's new insurance written during the first half of 2001. In comparison, approximately 14% of new insurance written was comprised of non-traditional loans during the first half of 2000.

GSE pool insurance risk written was $19.5 million for the six months ended June 30, 2001 compared to $44.4 million for the corresponding period in 2000. Other risk written was $186.3 million for the first half of 2001 compared to $65.2 million for the first half of 2000.

Net premiums written were $264.9 million for the six months ended June 30, 2001, a 10% increase from the six months ended June 30, 2000. This increase was due, in large part, to the growth of insurance and risk in force as discussed above. During the first half of 2001, 44% of new insurance written and 9% of total premiums were subject to captive reinsurance agreements compared to 30% of new insurance written and 6% of total premiums subject to captive reinsurance agreements during the first half of 2000. Ceded premiums written increased by 72% to $27.7 million primarily as a result of the increase in captive reinsurance arrangements during the first six months of 2001. Refunded premiums increased 71% to $8.5 million in the first half of 2001, due to the increased policy cancellations. The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased by 8% to $265.6 million for the six months ended June 30, 2001, primarily due to an increase in premiums written.

Losses and loss adjustment expenses decreased by 18% to $42.9 million for the six months ended June 30, 2001, primarily due to improved loss mitigation efforts resulting from a strong housing market. Claims paid on direct primary insurance increased by 6% to $36.6 million, due to an increase in the number of claims paid in the first half of 2001 to 1,834 from 1,779 in the first half of 2000, and to an increase in the average claim size to $19,970 for the first six months of 2001 from $19,453 for the comparable period of 2000.

Total expenses, including the amortization of policy acquisition costs and non-acquisition related operating costs, decreased to $63.0 million for the six months ended June 30, 2001 from $64.2 million for the comparable period of 2000. This decrease was due primarily to a 4% decrease in amortization of deferred acquisition costs to $38.3 million for the second quarter of 2001. Mortgage insurance policy acquisition costs incurred and deferred increased by 11% to $41.4 million for the first half of 2001 due to an increase in new insurance written, partially offset by the efficiencies in PMI's electronic commerce business. New policies processed by contract underwriters represented 30% of new insurance written during the first six months of 2001 compared to 23% during the corresponding period in 2000. In the first half of 2001, electronic delivery accounted for 45% of PMI's commitments of insurance, an increase of 120% from the corresponding period in 2000. Other operating expenses increased to $24.7 million, 5% over the corresponding period of 2000, primarily due to increased payroll and related expenses offset by an increase in allocation to the holding company associated with diversification efforts.

The mortgage insurance loss ratio decreased by 5.2 percentage points to 16.1% from the corresponding period in 2000. The decline was attributed to the decrease in losses and loss adjustment expenses and to the increase in premiums earned. The net expense ratio for the first half of 2001 decreased by 3.0 percentage points from the first half of 2000 to 23.8%, largely due to the decrease in the amortization of deferred policy acquisition costs and to the increase in net premiums written. The combined ratio decreased by 8.2 percentage points to 39.9% for the six months ended June 30, 2001.

International Mortgage Insurance Operations

International Mortgage Insurance operations include PMI Mortgage Insurance Ltd, or PMI Ltd; and PMI Mortgage Insurance Company Limited, or PMI Europe. The financial results of international operations are subject to currency rate risk. The reported results of PMI Ltd were affected by the devaluation in the Australian dollar from 2000 to 2001. The average AUD/USD exchange rate was 0.53 for the first half of 2001 compared to 0.62 for the first half of 2000, a 15% decrease. Net income for PMI Ltd was $9.3 million for the six months ended June 30, 2001 compared to $8.3 million for the six months ended June 30, 2000. PMI Ltd generated $23.2 million of net premiums written and $14.4 million in net premiums earned during the first half of 2001, compared to $18.6 million of net premiums written and $12.7 million in net premiums earned during the first half of 2000. Net investment income was $5.3 million for the first six months of 2001 compared to $5.6 million for the first six months of 2000. Losses and loss adjustment expenses were $2.3 million for the six months ended June 30, 2001 compared to $2.2 million for the corresponding period in 2000. Underwriting and other expenses were $4.7 million for the first half of 2001 compared to $4.6 million for the first half of 2000. In addition, PMI Europe generated $0.6 million of net income, consisting primarily of net investment income, for the six months ended June 30, 2001. Financial results for the operations in Hong Kong were immaterial during the second quarter of 2001.

Title Insurance Operations

Net income for American Pioneer Title Insurance Company, or APTIC, was $3.7 million for the six months ended June 30, 2001 compared to $3.3 million for the six months ended June 30, 2000. Title insurance premiums earned were $67.7 million in the first half of 2001, a 43% increase over the first half of 2000 due to continuing geographic expansion efforts and to the increase in residential mortgage originations. APTIC is licensed in 45 states and the District of Columbia. During the first six months of 2001, 52% of APTIC's premiums earned was generated from the State of Florida compared with 69% during the corresponding period in 2000. Underwriting and other expenses in the first half of 2001 increased by 43% compared to the first half of 2000 to $61.1 million, primarily due to an increase in agency fees and commissions related to the increase in premiums earned and to the costs associated with expansion efforts. The combined ratio for our title insurance operations for the first six months of 2001 increased by 1.8 percentage points to 93.2% from the comparable period of 2000.

Other

Our net investment income, excluding realized investment gains and losses, was $64.0 million for the six months ended June 30, 2001, a 14% increase from the six months ended June 30, 2000. This increase was largely due to the growth in our investment portfolio and an increase in equity earnings. Net realized investment losses were $2.7 million during the first half of 2001 including a realized loss of $3.2 million resulted from revaluation of our short-term investment in Pacific Gas and Electric Company. Interest expense was $5.4 million for the first six months of 2001, an increase of 9% from $4.9 million for the corresponding period of 2000.

Other income, which was generated primarily by PMI Mortgage Services Co., or MSC, was $11.8 million for the six months ended June 30, 2001 compared to $4.4 million for the six months ended June 30, 2000. This increase was primarily attributed to an increase in contract underwriting services in connection with higher residential mortgage originations and an increase in billing rates for contract underwriting services. Other expenses, which were incurred by the holding company and MSC, increased to $28.3 million for the first half of 2001 from $12.0 million for the comparable period of 2000, primarily due to an increase in contract underwriting activities, and the increased expenses related to international expansion and diversification efforts.

Our effective tax rate was 29.5% for the six months ended June 30, 2001 compared to 30.9% for the six months ended June 30, 2000. This decrease was due primarily to the lower foreign effective tax rate contributing to the reduction of overall effective tax rate, and partly due to an increase in the proportion of tax-exempt investment income relative to total income.


Liquidity, Capital Resources and Financial Condition

Liquidity and capital resource considerations are different for our holding company, the PMI Group, than they are for PMI. The holding company's principal sources of funds are dividends from PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets.

PMI's ability to pay dividends to our holding company is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, the state of PMI's domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account without prior approval of the Director of the Arizona Department of Insurance dividends during any 12-month period not to exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. Other state insurance laws restrict the payment of dividends from the unassigned surplus account only. Under Arizona law, based on the amount of its policyholders' surplus, PMI would be able to pay dividends of approximately $16.0 million to us in 2001 without prior approval of the Director of the Arizona Department of Insurance.

The laws of Florida limit the payment of dividends by APTIC to The PMI Group in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to us by APTIC. Under Florida law, APTIC would be able to pay dividends of $3.0 million to us in 2001 without prior permission from the Florida Department of Insurance, all of which was paid in the first half of 2001.

As of June 30, 2001, our long-term debt and other capital securities outstanding was $235.4 million and was comprised of the following:

 .  $35.7 million Australian bank note used for the purchase of PMI Ltd;

 .  $99.7 million, at par, senior notes used for general corporate purposes; and

 .  $100.0 million Preferred Capital Securities.

In July 2001, we issued $360.0 million of our 2.50% Senior Convertible Debentures in a private offering. For additional details with respect to this offering, see Part II, Item 2 of this Form 10-Q. We applied $35.7 million of the net proceeds of the offering to repay the above bank note. We expect to apply up to approximately $100.0 million of the net proceeds of the offering to repurchase our 6.75% notes and/or our preferred capital securities depending on market conditions.

As of July 31, 2001, our principal amount of long-term debt and other capital securities outstanding was $560.0 million and was comprised of the following:

 .    $360.0 million Senior Convertible Debentures;

 .    $100.0 million, at par, senior notes used for general corporate purposes;
     and

 .    $100.0 million Preferred Capital Securities.

In addition, we have a bank credit line in the amount of $25.0 million with Bank of America. There were no outstanding borrowings under the credit line. These financial instruments contain certain financial covenants and restrictions, including cross-default provisions, risk to capital ratios and minimum capital and dividend restrictions.

The PMI Group's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in affiliates, the payment of distributions on our preferred capital securities and the payment of interest and other expenses incurred. The PMI Group had $97.8 million of available funds at June 30, 2001, which has decreased from the December 31, 2000 balance of $108.3 million. The decrease was primarily due to dividends to shareholders, interest payments on our long-term debt and distribution on our preferred capital securities. In November 1998, we announced a stock repurchase program in the amount of $100.0 million authorized by our board of directors. No common stock was repurchased during the first half of 2001, and $45.4 million remained available under the 1998 authorization as of June 30, 2001. We believe that we have sufficient cash to meet all of our short and medium-term obligations.

The PMI Group's invested assets at June 30, 2001 increased $101.4 million from December 31, 2000 as a result of positive cash flows from consolidated operations. Consolidated reserves for losses and loss adjustment expenses decreased by $0.6 million from December 31, 2000 to $294.5 million at June 30, 2001, due to the decreases in the reserve balances for the primary and GSE pool insurance books of business.

The principal sources of funds for PMI are premiums received on new and renewal business and amounts earned from its investment portfolio. The principal uses of funds by PMI are policy acquisition costs, payment of claims and related expenses, other operating expenses, investment in affiliates, and dividends to our holding company.

PMI has entered into capital support agreements with its European and Australian subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the European and Australian subsidiaries, we have guaranteed the performance of PMI's capital support obligations.

PMI's ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at June 30, 2001 was 13.7 to 1 compared to 14.1 to 1 at December 31, 2000.


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

     .    combinations of these factors

     These factors could also materially reduce the demand for housing and, consequently, the demand for mortgage insurance.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that our policies remain in force and our revenues could decline.

     A significant percentage of the premiums we earn each year is generated from insurance policies that we have written in previous years. As a result, the length of time insurance remains in force is an important determinant of our revenues. The policy owner or servicer of the loan may cancel insurance coverage at any time. In addition, the Home Owners Protection Act of 1998 provides for the automatic termination or cancellation of mortgage insurance upon a borrower's request if specified conditions are satisfied. Factors that tend to reduce the length of time our insurance remains in force include:

     . current mortgage interest rates falling below the rates on the mortgages underlying our insurance in force, which frequently results in borrowers refinancing their mortgages and canceling their existing mortgage insurance;

     . the rate of appreciation in home values experienced by the homes underlying the mortgages of the insurance in force, which can result in the cancellation of mortgage insurance; and

     . changes in the mortgage insurance cancellation policies of mortgage lenders and investors.

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

     A decline in the volume of low down payment housing could reduce the demand for private mortgage insurance and, therefore, our revenues.

We cannot cancel mortgage insurance policies or adjust renewal premiums to protect from unanticipated claims, which could harm our financial performance.

     We cannot cancel the mortgage insurance coverage that we provide. In addition, we generally establish renewal premium rates for the life of the mortgage insurance policy when the policy is issued. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by nonrenewal of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage we provide to our customers.

The adoption of a risk-based capital rule by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of "AAA" and could cause our business to suffer.

      On July 19, 2001, the Office of Federal Housing Enterprise Oversight announced a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of "AAA" more favorably than those issued by mortgage insurance companies with "AA" ratings. We do not have a "AAA" rating and may need to obtain such a rating as a result of the rule. To obtain a claims-paying ability rating of "AAA" we may need to dedicate significant capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur. Two of our direct competitors have "AAA" claims paying ratings, with the balance being rated "AA". While we are currently considering options to address the rule, we cannot be sure that we will be able to implement any of the options that we have under consideration to address the risk-based capital rule in a timely manner, or at all, or that these options, if implemented, will be effective to address the capital differential contained in the rule. If we are unable to address the capital differential contained in the rule in a timely manner, or at all, our business could be seriously harmed. Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement, or a tiering of mortgage insurers based on their credit rating, as a result of the OFHEO rule could harm our financial condition and results of operations.

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

          . federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration, or FHA, and to a lesser degree the Veterans Administration, or VA;

          . mortgage lenders that choose not to insure against borrower default, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance; and

          . captive reinsurance subsidiaries of national banks, savings institutions and bank holding companies and other mortgage lenders.


          The OFHEO risk-based capital rule may allow large banks and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Many of these entities have significantly more capital than we have and a few have "AAA" ratings. The ability of these companies to offer or arrange for the products described above will be dependent upon, among other things, how the OFHEO risk-based capital rule is interpreted and administered and the willingness of the GSEs to utilize such forms of credit enhancement. We cannot be sure that we will be able to compete successfully with our direct or indirect competitors. If we are unable to compete successfully, our business will suffer.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline significantly, which could reduce our revenues and profits.

     Alternatives to private mortgage insurance include:

     . government mortgage insurance programs, including those of the FHA and the VA;

     .    investors holding mortgages in their portfolios and self-insuring;

     . investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage; and

     . mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, which is referred to as an 80-10-10 loan, rather than a first mortgage with a 90% loan-to-value ratio. The loan-to-value ratio is the ratio of the original loan amount to the value of the property.

These alternatives, or new alternatives to private mortgage insurance that may develop, could reduce the demand for private mortgage insurance and cause our revenues and profitability to decline.

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

     Increases in the maximum loan amount that the FHA can insure can reduce the demand for private mortgage insurance. Effective January 1, 2001, the maximum individual loan amount that the FHA can insure was increased to $239,250. In addition, the FHA has streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. As of January 1, 2001, the FHA reduced the up-front mortgage insurance premiums it charges on loans from 2.25% to 1.50% of the original loan amounts. These and other legislative and regulatory changes have caused, and may cause in the future, demand for private mortgage insurance to decrease and this could harm our financial condition and results of operations.

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

     We are dependent on a small number of customers. Our top ten customers were responsible for 39% of our new insurance written as of June 30, 2001. The concentration of business with our customers may increase as a result of mergers or other factors. These customers may reduce the amount of business currently given to us or cease doing business with us altogether. Our master policies and related lender agreements do not, and by law cannot, require our lenders to do business with us. The loss of business from any major customer could seriously harm our business and results of operations.

     We acquire a significant percentage of our new business through secondary market bulk transactions with a limited number of parties. Secondary market bulk transactions are negotiated transactions in which we insure a large group of loans or commit to insure new loans on agreed-upon terms. Our business could be harmed if these investors substitute other types of credit enhancement for private mortgage insurance.

We could lose premium revenue if Fannie Mae or Freddie Mac continue to reduce the level of private mortgage insurance coverage required for low down payment mortgages.

     Fannie Mae and Freddie Mac are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of home loans from lenders or investors. Fannie Mae and Freddie Mac offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. Fannie Mae and Freddie Mac might further reduce coverage requirements. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, our premium revenue would decline and our financial condition and results of operations could suffer.

New products introduced by Fannie Mae or Freddie Mac, if widely accepted, could harm our profitability.

     Fannie Mae and Freddie Mac have separately introduced new products for which they will, upon receipt from lenders of loans with primary mortgage insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Pool insurance is a type of mortgage insurance that covers all or a percentage of a loss on individual mortgage loans held within a group or pool of loans up to an agreed aggregate limit for the pool. Under these programs, Fannie Mae and Freddie Mac may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to Fannie Mae or Freddie Mac for the reduced insurance coverage or the services provided. These new products may prove to be less profitable than PMI's traditional mortgage insurance business. If these products prove to be less profitable than PMI's traditional mortgage insurance business, and become widely accepted, our financial condition and operating results could seriously suffer.

Efforts by Fannie Mae and Freddie Mac to reduce the need for private mortgage insurance could reduce our revenues.

     Freddie Mac has made several announcements that it would pursue a permanent charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. Such a result could severely harm our financial condition and results of operation. In October 2000, Fannie Mae announced its intention to increase its share of revenue associated with the management of mortgage credit risk and interest rate risk during the next three years by retaining mortgage credit risk previously borne by a number of other parties, including mortgage insurers. Part of any attempt by Fannie Mae to increase its share of revenue associated with mortgage credit risk could include a reduction in the use or level of mortgage insurance, which could reduce our revenue.

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

     Our customers have indicated an increasing demand for captive mortgage reinsurance arrangements. Under these arrangements, a reinsurance company, which is usually an affiliate of the mortgage lender, assumes a portion of the mortgage insurance default risk on mortgage loans originated by the lender in exchange for a portion of the insurance premiums. An increasing percentage of our new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. An increase in captive mortgage reinsurance arrangements will decrease our net premiums written, which may negatively impact the yield that we obtain on net premiums earned for customers with captive mortgage reinsurance arrangements. If we do not provide our customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive mortgage reinsurance arrangements, our competitive position may suffer.

Our risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

     At June 30, 2001:

     . 45% of our risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan's current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have claims frequency rates approximately twice that of mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

     . 6% of our risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience 97s have higher claims frequency rates than 95s and greater uncertainty as to pricing adequacy.

     . 0.4% of our risk in force consisted of mortgages with loan-to-value ratios greater than 97%, which in our experience have claims frequency rates higher than 97s.

     . 8% of our risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience ARMs, although priced higher, have claims frequency rates that exceed the rates associated with our book of business as a whole.

The premiums we charge for mortgage insurance on non-traditional loans, and the associated investment income, may not be adequate to compensate us for future losses from these products.

     Our new insurance written includes non-traditional, Alternative A and less than A loans, which we refer to as non-traditional loans. Non-traditional loans represented approximately 19% of our total new insurance written in 2000 and approximately 7% of our total new insurance written in the first half of 2001. Loan characteristics, credit quality, loss development, pricing structures and persistency, which is the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, on non-traditional loans can be significantly different than our traditional prime business. In addition, non-traditional loans generally do not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac. We expect higher delinquency rates and default rates, which is the percentage of insured loans in force that are in default, for non-traditional loans. We cannot be sure that this book of business will generate the same returns as our standard business or that the premiums that we charge on non-traditional loans will adequately offset the associated risk.

Paying a significant number of claims under the pool insurance we write could harm our financial performance.

     We offer pool insurance that is generally used as an additional credit enhancement for secondary market mortgage transactions. Pool insurance provides coverage for non-conforming loans, and is generally considered riskier than primary insurance. Under primary insurance, an insurer's exposure is limited to a specified percentage of any unpaid principal, delinquent interest and related expenses on an individual loan. Under traditional pool insurance, there is an aggregate exposure limit--a "stop loss"--on a pool of loans, which is generally a percentage of the initial aggregate loan balance of the entire pool of loans. Under our pool insurance, we could be required to pay the full amount of every loan in the pool that is in default and upon which a claim is made until the stop loss is reached, rather than a percentage of that amount. The premiums that we charge for these policies may not adequately compensate us if we experience higher delinquency and default rates than we anticipate at the time we set the premiums for the policies. If we are required to pay a significant number of claims under our pool insurance, then our financial condition and results of operations could be seriously harmed.

The concentration of insurance in force in relatively few states could increase claims and losses and harm our financial performance.

     In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of our business is concentrated. As of June 30, 2001:

     . 13% of our total risk in force was on mortgages for homes located in California, where the percentage of insured loans in force that were in default, or default rate, on our policies was 2.13% on that date;

     . 8% of our total risk in force was on mortgages for homes located in Florida, where the default rate on our policies was 2.41% on that date; and

     . 7% of our total risk in force was on mortgages for homes located in Texas, where the default rate on our policies was 2.13% on that date.

     This compares with a nationwide default rate on our policies of 2.12% as of June 30, 2001. Continued and prolonged adverse economic conditions in any of these states could result in high levels of claims and losses. In addition, refinancing of mortgage loans can have the effect of concentrating our insurance in force in economically weaker areas, because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

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

     The majority of claims under private mortgage insurance policies have historically occurred during the third through the sixth years after issuance of the policies. As of June 30, 2001, approximately 78% of our risk in force was written after December 31, 1997. This means that less than half of our risk in force has reached the beginning of the expected peak claims period. As a result, our loss experience is expected to increase significantly as our policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations and cash flows would be seriously harmed.

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

     We provide contract underwriting services for a fee. These services help enable our customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As part of our contract underwriting services, we generally provide remedies to our customers in the event that our underwriters fail to properly underwrite the mortgage loans. These remedies may include the assumption of the cost of repurchasing loans that are not properly underwritten, a remedy not available under our master primary insurance policies. Worsening economic conditions could cause us to increase the number and severity of the remedies that we offer, which could harm our financial condition. There are limitations on the number of available underwriting personnel and heavy price competition among mortgage insurance companies. Our inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy our underwriting services obligations could harm our financial condition and results of operations.

If our claims-paying ability is downgraded, then mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by us, which could materially harm our financial performance.

     The claims-paying ability of PMI Mortgage Insurance Co., our largest wholly owned subsidiary, which we refer to as "PMI", is currently rated "AA+" (excellent) by Standard and Poor's, "Aa2" (excellent) by Moody's and "AA+" (very strong) by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI's policyholders and are not applicable to the Debentures or our common stock or outstanding debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

     .    underwriting or investment losses;

     . the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements;

     . other adverse developments in PMI's financial condition or results of operations; or

     .    changes in the views of rating agencies.

     If PMI's claims-paying ability rating falls below "AA-" from Standard and Poor's or "Aa3" from Moody's, then investors, including Fannie Mae and Freddie Mac, will not purchase mortgages insured by us, which would seriously harm our financial condition and results of operations.

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

     Any significant change in these factors could prevent us from being able to maintain the capital resources required to meet our business needs.

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

     In April 2001, the Congressional Joint Committee on Taxation proposed the elimination of a federal income tax deduction given for amounts added to contingency reserves that are required to be established by mortgage insurers, such as PMI, by state regulations. The deduction presently allows mortgage insurers to deduct payments made to such reserves subject to limitations and requirements, including the purchase of non-interest bearing tax and loss bonds equal to the tax benefit of the deduction. The elimination of this deduction could harm our financial condition.

An increase in PMI's risk-to-capital ratio could prevent it from writing new insurance, which would seriously harm our financial performance.

     The State of Arizona, PMI's state of domicile for insurance regulatory purposes, and other states limit the amount of insurance risk that may be written by PMI, based on a variety of financial factors, primarily the ratio of net risk in force to statutory capital, or the risk-to-capital ratio. For example, Arizona law provides that if a mortgage guaranty insurer domiciled in Arizona does not have the amount of minimum policyholders position required, it must cease transacting new business until its minimum policyholders position meets the requirements. Under Arizona law, minimum policyholders position is calculated based on policyholders surplus, contingency reserves, the face amount of the mortgage, the percentage coverage or claim settlement option and the loan to value ratio category, net of reinsurance ceded, but including reinsurance assumed.

     Other factors affecting PMI's risk-to-capital ratio include:

     . limitations under the runoff support agreement with Allstate Insurance Company, or Allstate, our former parent company, which prohibit PMI from paying any dividends if, after the payment of the dividend, PMI's risk-to-capital ratio would equal or exceed 23 to 1;

     .    our credit agreement; and

     . capital requirements necessary to maintain our credit rating and PMI's claims-paying ability ratings.

     Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory requirements. Accordingly, we may be required to meet capital requirements that are higher than statutory capital requirements to satisfy rating agency requirements. Standard & Poor's has advised us that it is considering a change to its methodology for computing the amount of capital we need in relation to non-traditional loans. We do not know when Standard & Poor's will make a final decision on its new methodology or how any new capital formulation will affect our business and operations. If Standard & Poor's were to significantly increase the capital PMI may be required to maintain against non-traditional loans, our business and operations could suffer.

     PMI has several alternatives available to help control its risk-to-capital ratio, including:

     .    obtaining capital contributions from The PMI Group;

     .    purchasing additional quota share or excess of loss reinsurance; and

     .    reducing the amount of new business written.

     We may not be able to raise additional funds, or to do so on a timely basis, in order to make a capital contribution to PMI. In addition, reinsurance may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI's statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI's risk-to-capital ratio could limit its ability to write new business, impair PMI's ability to pay dividends to The PMI Group and seriously harm our financial condition and results of operations.

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

     . economic downturns in the foreign mortgage origination markets targeted, particularly the economies of Australia and Europe;

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

     At June 30, 2001, we had investments in affiliates with a book value of $149.9 million. The performance of our strategic investments in affiliates could be harmed by:

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

     Participants in the mortgage lending and mortgage insurance industries increasingly rely on e-commerce and other technology to provide and expand their products and services. An increasing number of our customers require that we provide our products and services electronically via the Internet or electronic data transmission, and the percentage of our new insurance written delivered electronically is increasing. We expect this trend to continue and, accordingly, believe that it is essential that we continue to invest substantial resources on maintaining electronic connectivity with our customers and, more generally, on e-commerce and technology. Our business will suffer if we do not satisfy all technological demands of our customers and keep pace with the technological capabilities of our competitors.

If we are not reimbursed by our insurance carriers for costs incurred by us in connection with our settlement of the Baynham litigation, we may be required to take an additional charge against earnings.

     On December 17, 1999, A. Craig Baynham and Linnie Baynham, as plaintiffs, filed a putative class action against us relating to claimed violations of, among other things, the Real Estate Settlement Procedures Act, or RESPA. We have entered into a settlement agreement with the plaintiffs in this lawsuit. A final order approving the settlement was entered on June 25, 2001. An appeal has been filed to overturn the District Court's decision to not allow certain individuals to intervene in the case prior to the entry of the final order. If the appeal is successful, such individuals could have standing to challenge the terms of the settlement and final order. We currently estimate that the gross amount of the settlement will be between $20 million and $22 million. To account for the settlement, we took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million. This charge represented our estimate of the cost of settlement less our estimate of insurance payments we will receive from our insurance carriers as reimbursement for costs incurred by us in connection with our defense and settlement of the action. We agreed to participate in non-binding mediation with our insurance carriers with respect to the amount of the payments to be reimbursed to us and have completed one session of that mediation, without achieving settlement. We believe further mediation sessions will be scheduled. If we do not realize our estimated amount of insurance proceeds, we could be required to take an additional charge against earnings and this could harm our financial condition and results of operations.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our borrowings under credit facilities are subject to interest rates that are variable. As of June 30, 2001, the effective duration of our investment portfolio was 5.3 years. The result of a 100 basis points increase in interest rates would be a 5.7% decrease in the value of our investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.5% increase in the value of our investment portfolio. At June 30, 2001, $35.7 million of our long-term debt and $204.0 million of our invested assets were held by PMI Ltd and were denominated in Australian dollars, which has experienced significant devaluation during the first six months of 2001 compared to the corresponding period in 2000. In July 2001, the Company repaid an outstanding bank note of AUS$70.5 million with Bank of America in the amount of US$35.7 million.

                          PART II - OTHER INFORMATION


               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company sold $360 million aggregate principal amount of its 2.50% Senior Convertible Debentures due 2021 (the "Debentures") in a private offering to qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, resulting in net proceeds of approximately $350.8 million. The closings of the offering took place on July 16, 2001 and July 18, 2001. The initial purchasers of the Debentures were Banc of America Securities LLC and Lehman Brothers Inc.

The Company used $35.7 million of the net proceeds of the offering to repay an outstanding bank note with Bank of America. The Company intends to use the remaining net proceeds of the offering for repayment or retirement of other existing indebtedness, depending upon market conditions, and for general corporate purposes.

The Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum. The Company will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2002. The Debentures will pay additional contingent interest in specified circumstances.

The Debentures will be redeemable at the Company's option beginning in 2006, and the Holders may require the Company to repurchase the Debentures on July 15, 2004, 2006, 2008, 2011 or 2016, and in certain other circumstances.

Holders of the Debentures may convert their Debentures prior to stated maturity under any of the following circumstances:

 .    during any quarterly conversion period if the closing sale price of the
     Company's common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the first day of such conversion period is more than 120% of the conversion price on that thirtieth day;

 .    during the five business day period following any 10 consecutive trading-
     day period in which the average of the trading prices (as defined in the Indenture) for a Debenture was less than 105% of the average sale prices (as defined in the Indenture) of the Company's common stock multiplied by the number of shares into which such Debenture is then convertible;

 .    during such period, if any, after the 30th day following the initial issuance of the Debentures that the credit rating assigned to the Debentures by both Moody's Investors Service, Inc. and Standard & Poor's Rating Services is below "Baa3" and "BBB-", respectively, or if neither rating agency is rating the Debentures;

 .    if the Company has called those Debentures for redemption; or

 .    upon the occurrence of specified corporate transactions described in the
     Indenture.


Holders may convert any of their outstanding Debentures (or portions of outstanding Debentures) as described above into the Company's common stock initially at the conversion price of $88.31 per share (equal to a conversion rate of 11.324 shares per $1,000 principal amount of Debentures). The conversion price (and the conversion rate) may be adjusted for certain reasons, but will not be adjusted for accrued interest, if any. Upon conversion, holders will not receive any cash payment representing accrued interest. Instead, accrued interest will be deemed paid by the common stock received by holders on conversion.

Debentures called for redemption may be surrendered for conversion until the close of business one business day prior to the redemption date.

For additional information about the terms of the Debentures, including the circumstances under which contingent interest will be payable, see the Company's Current Report on Form 8-K, filed with the SEC on July 18, 2001, including the exhibits attached thereto.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on May 17, 2001, the following individuals were elected to the Board of Directors:

                                            Votes For           Votes Withheld
                                            ----------------------------------
Mariann Byerwalter                          35,032,107                   60,991
Dr. James C. Castle                         34,210,352                  882,746
Donald C. Clark                             33,637,375                1,455,723
W. Roger Haughton                           34,368,780                  724,318
Wayne E. Hedien                             35,038,007                   55,091
Louis G. Lower II                           35,038,097                   55,001
Raymond L. Ocampo Jr.                       35,038,049                   55,049
John D. Roach                               35,038,227                   54,871
Dr. Kenneth T. Rosen                        35,038,147                   54,951
Richard L. Thomas                           35,030,282                   62,816
Mary Lee Widener                            35,037,950                   55,148
Ronald H. Zech                              35,038,277                   54,821

The following proposals were approved at the Company's Annual Meeting:

                                                   Votes For             Votes Against          Abstain
                                                   ----------------------------------------------------
Ratification of the appointment of
Ernst & Young LLP as independent
auditors for 2001                                  34,826,391                 263,215             3,492

Approval of the amendment and
restatement of the Company's
Equity Incentive Plan                              27,019,415               5,520,790            52,956

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

(b)      Reports on Form 8-K:

         (i) On July 6, 2001, the Company filed a report on Form 8-K relating to the RESPA class action lawsuit filed against PMI Mortgage Insurance Co. by G. Craig Baynham and Linnie Baynham on December 17, 1999.

         (ii) On July 10, 2001, the Company filed a report on Form 8-K relating to a press release issued by the Company on July 9, 2001 entitled, "PMI Announces Proposed Private Offering of Senior Convertible Debentures."

         (iii) On July 10, 2001, the Company filed a report on Form 8-K relating to PMI Mortgage Insurance Co.'s new insurance written, insurance in force, persistency rate and delinquency rate during the three months ended June 30, 2001.

         (iv) On July 11, 2001, the Company filed a report on Form 8-K relating to a press release issued by the Company on July 10, 2001 entitled, "PMI Announces Sale of 2.50% Senior Convertible Debentures due 2021."

         (v) On July 16, 2001, the Company filed a report on Form 8-K relating to a press release issued by the Company on July 16, 2001 entitled, "PMI Announces Exercise of Initial Purchasers' Over-Allotment Option to Purchase an Additional $60 million of 2.50% Senior Convertible Debentures due 2021."

         (vi) On July 18, 2001, the Company filed a report on Form 8-K relating to the closing of the sale of $360 million aggregate principal amount of its 2.50% Senior Convertible Debentures due 2021.

         (vii) On July 20, 2001, the Company filed a report on Form 8-K relating to a press release issued by the Company on July 19, 2001 entitled, "PMI to Address OFHEO Regulations."

         (viii) On July 26, 2001, the Company filed a report on Form 8-K relating to the Company's second quarter 2001 earnings conference call held on July 25, 2001.

                                  SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 13/th/ day of August, 2001.





                              The PMI Group, Inc.



                              /s/      John M. Lorenzen, Jr.
                              ------------------------------
                              John M. Lorenzen, Jr.
                              Executive Vice President and
                              Chief Financial Officer



                              /s/     Brian P. Shea
                              ----------------------
                              Brian P. Shea
                              Vice President, Controller and Assistant Secretary Chief Accounting Officer

                                INDEX TO EXHIBITS
                                (Part II, Item 6)

Exhibit Number                  Description of Exhibit
--------------                  ----------------------

     4.1                        Indenture dated as of July 16, 2001 between The
                                PMI Group, Inc. and The Bank of New York, as
                                Trustee, incorporated by reference to Exhibit
                                4.1 to the Company's report on Form 8-K filed on July 18, 2001.

     4.2 Resale Registration Rights Agreements, dated as of July 16, 2001, among The PMI Group, Inc.,
                                Bank of America Securities LLC and Lehman
                                Brothers Inc., incorporated by reference to
                                Exhibit 4.2 to the Company's report on Form 8-K filed on July 18, 2001.

    10.1                        The PMI Group, Inc. Amended and Restated Equity
                                Incentive Plan, effective as of June 1, 2000, incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (No.
                                333-63122) filed on June 15, 2001.

    10.2 Amendment No. 1 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan, dated June
                                11, 2001, incorporated by reference to Exhibit
                                4.1 to the Company's Form S-8 Registration
                                Statement (No. 333-63122) filed on June 15,
                                2001.

    10.3                        Amendment No. 2 to The PMI Group, Inc. Stock
                                Plan for Non-Employee Directors (Amended and
                                Restated as of August 16, 1999), incorporated by reference to Exhibit 4.1 to the Company's
                                Post-Effective Amendment No. 1 to Form S-8
                                Registration Statement (No. 33-99378) filed on
                                June 15, 2001.

    11.1                        Computation of Net Income Per Share