Form 10-Q
period 2001-09-30
PMI GROUP INC
filed 2001-11-14
CIK 935724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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
      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock          Par Value          Date         Number of Shares
--------------          ---------          ----         ----------------
Common Stock              $0.01           10/30/01         44,539,561

                              THE PMI GROUP, INC.
                    Index to Quarterly Report on Form 10-Q
                              September 30, 2001


Part I - Financial Information                                                                             Page
                                                                                                           ----
   Item 1.    Interim Consolidated Financial Statements and Notes (unaudited)

                    Consolidated Statements of Operations for the Three Months and
                           Nine Months Ended September 30, 2001 and 2000                                     3

                    Consolidated Balance Sheets as of September 30, 2001 and
                           December 31, 2000                                                                 4

                    Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 2001 and 2000                                                       5

                    Notes to Consolidated Financial Statements                                               6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   13

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                    35

Part II - Other Information

   Item 2.    Changes in Securities and Use of Proceeds                                                     36

   Item 6.    Exhibits and Reports on Form 8-K                                                              38

Signatures                                                                                                  39

Index to Exhibits                                                                                           40

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. INTERIM FINANCIAL STATEMENTS

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months                  Nine Months
                                                             Ended September 30,            Ended September 30,
                                                      ------------------------------    --------------------------
                                                          2001              2000             2001            2000
                                                      ------------      ------------    --------------    --------
(In thousands, except per share data)
Revenues
  Premiums earned                                      $   193,265        $  162,395    $      540,963    $467,944
  Net investment income                                     36,663            29,524           100,617      85,642
  Net realized investment gains (losses)                    (1,431)            1,420            (4,096)      2,558
  Other                                                      8,320             1,707            20,527       6,213
                                                      ------------       -----------    --------------    --------
         Total revenues                                    236,817           195,046           658,011     562,357
                                                      ------------       -----------    --------------    --------

Losses and Expenses
  Losses and loss adjustment expenses                       26,029            22,413            73,308      77,346
  Amortization of deferred policy acquisition costs         20,340            19,189            60,474      59,191
  Other underwriting and operating expenses                 71,224            49,964           187,270     132,337
  Interest expense                                           4,314             2,632             9,695       7,575
  Distributions on preferred capital securities              2,006             2,077             6,160       6,232
                                                      ------------       -----------    --------------    --------
         Total losses and expenses                         123,913            96,275           336,907     282,681
                                                      ------------       -----------    --------------    --------

Income before income taxes                                 112,904            98,771           321,104     279,676

Income tax expense                                          33,654            29,515            95,126      85,451
                                                      ------------       -----------    --------------    --------

Income before extraordinary item                            79,250            69,256           225,978     194,225

Extraordinary loss on extinguishment of debt
         (less applicable income tax of $488)                 (906)                -              (906)          -
                                                      ------------       -----------    --------------    --------

Net income                                             $    78,344        $   69,256    $      225,072    $194,225
                                                      ============       ===========    ==============    ========

Per share data:
   Basic:
         Income before extraordinary item              $      1.78        $     1.57    $         5.09    $   4.39
         Extraordinary item, net of income tax               (0.02)                -             (0.02)          -
                                                      ------------       -----------    --------------    --------
                   Basic net income                    $      1.76        $     1.57    $         5.07    $   4.39
                                                      ============       ===========    ==============    ========

   Diluted:
         Income before extraordinary item              $      1.74        $     1.53    $         4.99    $   4.33
         Extraordinary item, net of income tax               (0.02)                -             (0.02)          -
                                                      ------------       -----------    --------------    --------
                   Diluted net income                  $      1.72        $     1.53    $         4.97    $   4.33
                                                      ============       ===========    ==============    ========

   Cash dividends declared                             $      0.04        $     0.04    $         0.12    $   0.12
                                                      ============       ===========    ==============    ========

          See accompanying notes to consolidated financial statements.

                      THE PMI GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,     December 31,
                                                                                  2001             2000
                                                                              ------------      ------------
(Dollars In thousands, except per share data)                                 (Unaudited)
Assets
Investments:
   Available for sale, at fair value:
     Fixed income securities
       (amortized cost: $1,906,187; $1,536,291)                               $  2,014,042      $  1,613,330
     Equity securities:
       Common (cost: $53,741; $53,315)                                              60,771            81,726
       Preferred (cost: $107,548; $108,743)                                        116,040           111,743
   Common stock of affiliates, at underlying book value                            159,187           131,849
   Short-term investments, at fair value                                           225,995           139,577
                                                                              ------------      ------------
           Total investments                                                     2,576,035         2,078,225

Cash                                                                                58,898            21,969
Accrued investment income                                                           28,473            23,494
Reinsurance recoverable and prepaid premiums                                        53,510            51,329
Premiums receivable                                                                 60,011            41,362
Deferred policy acquisition costs                                                   72,052            67,009
Property and equipment, net                                                         65,181            53,475
Other assets                                                                        77,587            55,794
                                                                              ------------      ------------
                      Total assets                                            $  2,991,747      $  2,392,657
                                                                              ============      ============
Liabilities
Reserve for losses and loss adjustment expenses                               $    295,768      $    295,089
Unearned premiums                                                                  179,958           170,866
Long-term debt                                                                     459,992           136,819
Reinsurance balances payable                                                        30,305            26,581
Deferred income taxes                                                               85,989            74,981
Other liabilities and accrued expenses                                             116,076            90,001
                                                                              ------------      ------------
           Total liabilities                                                     1,168,088           794,337
                                                                              ------------      ------------
Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated
   deferrable interest debenture of the Company                                     83,500            99,109

Shareholders' equity
Common stock - $.01 par value; 125,000,000 shares authorized,
   and 52,793,777 shares issued                                                        528               528
Additional paid-in capital                                                         267,762           267,762
Accumulated other comprehensive income                                              75,243            62,501
Retained earnings                                                                1,731,481         1,511,751
Treasury stock, at cost  (8,263,497 and 8,484,082 shares)                         (334,855)         (343,331)
                                                                              ------------      ------------
           Total shareholders' equity                                            1,740,159         1,499,211
                                                                              ------------      ------------

                      Total liabilities and shareholders' equity              $  2,991,747      $  2,392,657
                                                                              ============      ============

          See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                              -----------------------------------
                                                                                   2001                  2000
                                                                              -------------         -------------
                                                                                         (In thousands)
Cash flows from operating activities:
     Net income                                                               $     225,072         $     194,225
     Adjustments to reconcile net income before extraordinary item:
          Extraordinary charge from early extinguishment of debt                        906                     -
                                                                              -------------         -------------
     Income before extraordinary item                                               225,978               194,225
     Adjustments to reconcile net income before extraordinary item to net cash provide by operating activities:
          Realized investment (gains) losses                                          4,096                (2,558)
          Equity in earnings of affiliates                                          (12,249)               (7,636)
          Depreciation and amortization                                               5,165                 9,024
          Deferred income taxes                                                       5,543                  (614)
          Changes in:
            Reserve for losses and loss adjustment expenses                             679                13,297
            Unearned premiums                                                         9,092                (4,883)
            Deferred policy acquisition costs                                        (5,043)                5,740
            Accrued investment income                                                (4,979)               (2,771)
            Reinsurance balances payable                                              3,724                 1,706
            Reinsurance recoverable and prepaid premiums                             (2,181)               (1,427)
            Premiums receivable                                                     (18,649)               (4,776)
            Income tax payable                                                       (7,669)               (9,530)
            Other                                                                    13,911                15,136
                                                                              -------------         -------------
                    Net cash provided by operating activities                       217,418               204,933
                                                                              -------------         -------------
Cash flows from investing activities:
     Proceeds from sales and maturities of fixed income securities                  168,841               132,556
     Proceeds from sales of equity securities                                        79,938                40,395
     Investment purchases:
          Fixed income securities                                                  (532,954)             (255,409)
          Equity securities                                                         (82,052)             (132,168)
     Net (increase) decrease in short-term investments                              (87,492)               56,249
     Investment in affiliates                                                       (14,734)              (20,738)
     Purchases of property and equipment                                            (21,545)              (13,157)
                                                                              -------------         -------------
          Net cash used in investing activities                                    (489,998)             (192,272)
                                                                              -------------         -------------
Cash flows from financing activities:
     Proceeds from issuance of senior convertible debentures                        360,000                     -
     Repayment of bank note                                                         (35,732)                    -
     Purchase of redeemable capital securities                                      (17,894)                    -
     Proceeds from exercise of stock options                                          8,475                 5,482
     Dividends paid to shareholders                                                  (5,340)               (5,300)
     Purchases of The PMI Group, Inc. common stock                                        -               (24,017)
                                                                              -------------         -------------
          Net cash provided by (used in) financing activities                       309,509               (23,835)
                                                                              -------------         -------------

Net increase (decrease) in cash                                                      36,929               (11,174)
Cash at beginning of year                                                            21,969                28,076
                                                                              -------------         -------------
Cash at end of period                                                         $      58,898         $      16,902
                                                                              =============         =============

         See accompanying notes to consolidated financial statements.

                     THE PMI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

Note 1.   Basis of Presentation

The accompanying consolidated financial statements include The PMI Group, Inc. ("TPG" or "The PMI Group"), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. ("PMI"), an Arizona corporation; American Pioneer Title Insurance Company ("APTIC"), a Florida corporation; PMI Mortgage Insurance Ltd ("PMI Ltd"), an Australian mortgage insurance company; PMI Mortgage Insurance Company Limited, an Irish corporation; and other insurance, reinsurance and non-insurance companies. TPG and its subsidiaries are collectively referred to as the "Company." TPG also has equity interests in RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively referred to as "RAM RE"), two financial guaranty reinsurance companies based in Bermuda. In addition, PMI has equity interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively referred to as "CMG"), which conduct residential mortgage insurance and reinsurance business; and Fairbanks Capital Holding Corp. ("Fairbanks"), a special servicer of single-family residential mortgages. CMG, Fairbanks and Ram Re are accounted for on the equity method of accounting in the Company's consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the requirements of Form 10-Q and
Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 2000 Annual Report to Shareholders.

Note 2.   Summary of Certain Significant Accounting Policies

Changes in Accounting Policy - Effective January 1, 2000, the Company changed its accounting policy to report international subsidiaries and affiliates operations on a one-month lag from domestic operations. Accordingly, the results of PMI Ltd for the nine months ended September 30, 2001 represented eight months of activity. The Company expects to change this accounting policy to begin reporting international subsidiaries and affiliates operations on the same calendar month as our domestic operations as of and for the period ending December 31, 2001.

Deferred Policy Acquisition Costs - The Company defers certain costs of its mortgage insurance operations relating to the acquisition of primary mortgage insurance and amortizes these costs against related premium revenues in order to match costs and revenues in accordance with GAAP. These acquisition costs vary with, and are primarily related to, the acquisition of new business and include underwriting, contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs associated with the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs ("DPAC").

The DPAC asset is amortized and charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by Statement of Financial Accounting Standards ("SFAS")

No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long-Duration Contracts and For Realized Gains and Losses From the Sale of Investments.

DPAC is summarized as follows:

                                                           Three Months                         Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                 -------------------------------    -------------------------------
                                                      2001             2000             2001              2000
                                                 -------------    --------------    -------------    --------------
                                                        (In Thousands)                     (In Thousands)
Beginning DPAC balance                           $      71,764    $       68,769    $      67,009    $       69,579
U.S. operations acquisition costs incurred
  and deferred                                          18,287            16,602           59,685            53,109
U.S. operations amortization of deferred costs         (19,306)          (19,189)         (57,634)          (59,191)
International operations acquisition costs
  incurred and deferred                                  2,072            (1,733)*          5,809             1,962
International operations amortization of
  deferred costs                                        (1,034)             (692)          (2,840)           (1,325)
Currency translation adjustment                            269                82               23              (295)
                                                 -------------    --------------    -------------    --------------
Ending DPAC balance                              $      72,052    $       63,839    $      72,052    $       63,839
                                                 =============    ==============    =============    ==============

* Includes a reversal of GST Tax adjustment for PMI Ltd.

Reclassifications - Certain items in the prior period's financial statements have been reclassified to conform to the current period's presentation.

Note 3.  Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average common shares outstanding for computing diluted EPS includes only stock options issued by the Company that have a dilutive impact and are outstanding for the period, and had the potential effect of increasing common shares. Net income available to common shareholders does not change for computing diluted EPS. Weighted average common shares outstanding for the three months and nine months ended September 30, 2001 and 2000 follows:

                                                        Three Months                         Nine Months
                                                    Ended September 30,                   Ended September 30,
                                            ------------------------------------- -------------------------------------
                                                    2001               2000              2001               2000
                                            ------------------- ----------------- ----------------- -------------------
Weighted Average Shares Outstanding
   For basic EPS                                 44,508,519         44,213,298         44,409,866        44,240,198
   For diluted EPS                               45,480,061         45,139,404         45,329,914        44,896,795

Note 4.  Comprehensive Income

The reconciliation of net income to comprehensive income for the three months and nine months ended September 30, 2001 and 2000 are as follow:

                                                              Three Months                        Nine Months
                                                           Ended September 30,                Ended September 30,
                                                    -------------------------------    -------------------------------
                                                         2001             2000             2001             2000
                                                    -------------    --------------    -------------    --------------
                                                            (In thousands)                     (In thousands)
Net income                                          $      78,344    $       69,256    $     225,072    $      194,225
Other comprehensive income, net of tax:
   Unrealized gains (losses) on investments:
     Unrealized holding gains arising
       during period                                       14,966            10,354            7,934            31,143
     Less: reclassification adjustment for gains
       (losses) included in net income                       (930)              923           (2,662)            1,663
                                                    -------------    --------------    -------------    --------------
         Net unrealized holding gains                      15,896             9,431           10,596            29,480
   Currency translation adjustment                          4,301               215            2,146            (4,149)
   Transition adjustment for implementation of
     SFAS No.133                                                -                 -           (1,009)                -
   Fair value adjustment of derivatives                       678                 -            1,009                 -
                                                    -------------    --------------    -------------    --------------
Other comprehensive income, net of tax                     20,875             9,646           12,742            25,331
                                                    -------------    --------------    -------------    --------------
Comprehensive income                                $      99,219    $       78,902    $     237,814    $      219,556
                                                    =============    ==============    =============    ==============

Note 5.  Business Segments

The Company's reportable operating segments are U.S. Mortgage Insurance, International Mortgage Insurance, Title Insurance and Other. The "Other" segment includes the activity of the holding company, the results from PMI Mortgage Services Co. and the activity of an inactive broker-dealer.

Intersegment profit and loss transactions are not significant. The Company evaluates performance primarily based on segment net income. The following tables present information about reported segment income (loss) and segment assets as of and for the periods indicated:

                                                             Three Months Ended September 30, 2001
                                        ------------------------------------------------------------------------------
                                              U.S.        International
                                            Mortgage         Mortgage          Title                      Consolidated
                                           Insurance        Insurance        Insurance       Other            Total
                                        ------------------------------------------------------------------------------
(In thousands)
Premiums earned                         $      142,166   $        7,285    $    43,814    $        -   $       193,265
                                        ==============   ==============    ===========    ==========   ===============
Net underwriting and operating
   income (loss) before tax             $       83,013   $        4,697    $     3,358    $   (7,076)  $        83,992
Investment income & net realized
   investment gains                             20,955            4,025            507         4,926            30,413
Equity in earnings of affiliates                 2,600             (125)             -         2,344             4,819
Interest expense                                   (36)            (226)             -        (4,052)           (4,314)
Distributions on preferred capital
   securities                                        -                -              -        (2,006)           (2,006)
                                        --------------   --------------    -----------    ----------   ---------------
Income (loss) before income tax
   expense                                     106,532            8,371          3,865        (5,864)          112,904
Income tax benefit (expense)                   (32,779)          (1,844)        (1,407)        2,376           (33,654)
Extraordinary loss on extinguishment
   of debt, net of tax benefit of $488               -                -              -          (906)             (906)
                                        --------------   --------------    -----------    ----------   ---------------
Net income (loss)                       $       73,753   $        6,527    $     2,458    $   (4,394)  $        78,344
                                        ==============   ==============    ===========    ==========   ===============

Total assets                            $    2,139,099   $      364,794    $    59,820    $  428,034   $     2,991,747
                                        ==============   ==============    ===========    ==========   ===============

                                                             Three Months Ended September 30, 2000
                                        ------------------------------------------------------------------------------
                                              U.S.        International
                                            Mortgage         Mortgage          Title                      Consolidated
                                           Insurance        Insurance        Insurance       Other           Total
                                        ------------------------------------------------------------------------------
(In thousands)
Premiums earned                         $      127,376   $        7,439    $    27,580    $        -   $       162,395
                                        ==============   ==============    ===========    ==========   ===============
Net underwriting and operating
   income (loss) before tax             $       74,794   $        2,990    $     2,387    $   (7,636)  $        72,535
Investment income & net realized
   investment gains                             22,631            2,614            474         2,385            28,104
Equity in earnings of affiliates                 2,237             (668)             -         1,272             2,841
Interest expense                                    (6)            (762)             -        (1,864)           (2,632)
Distributions on preferred capital
   securities                                        -                -              -        (2,077)           (2,077)
                                        --------------   --------------    -----------    ----------   ---------------
Income (loss) before income tax
   expense                                      99,656            4,174          2,861        (7,920)           98,771
Income tax benefit (expense)                    31,132              926          1,031        (3,574)           29,515
                                        --------------   --------------    -----------    ----------   ---------------
Net income (loss)                       $       68,524   $        3,248    $     1,830    $   (4,346)  $        69,256
                                        ==============   ==============    ===========    ==========   ===============

Total assets                            $    1,964,631   $      180,354    $    50,235    $  141,713   $     2,336,933
                                        ==============   ==============    ===========    ==========   ===============

                                                                 Nine Months Ended September 30, 2001
                                           ------------------------------------------------------------------------------
                                                 U.S.         International
                                               Mortgage          Mortgage         Title                      Consolidated
                                              Insurance         Insurance       Insurance       Other           Total
                                           ------------------------------------------------------------------------------
(In thousands)
Premiums earned                            $      407,757   $        21,643   $   111,563    $        -   $       540,963
                                           ==============   ===============   ===========    ==========   ===============
Net underwriting and operating
   income (loss) before tax                $      243,064   $        12,937   $     7,993    $  (23,556)  $       240,438
Investment income & net realized
   investment gains                                63,987            10,536         1,528         8,221            84,272
Equity in earnings of affiliates                    7,322              (306)            -         5,233            12,249
Interest expense                                      (45)           (1,533)            -        (8,117)           (9,695)
Distributions on preferred capital
   securities                                           -                 -             -        (6,160)           (6,160)
                                           --------------   ---------------   -----------    ----------   ---------------
Income (loss) before income tax
   expense                                        314,328            21,634         9,521       (24,379)          321,104
Income tax benefit (expense)                      (95,634)           (5,213)       (3,406)        9,127           (95,126)
Extraordinary loss on extinguishment
    of debt, net of tax benefit of $488                 -                 -             -          (906)             (906)
                                           --------------   ---------------   -----------    ----------   ---------------
Net income (loss)                          $      218,694   $        16,421   $     6,115    $  (16,158)  $       225,072
                                           ==============   ===============   ===========    ==========   ===============

Total assets                               $    2,139,099   $       364,794   $    59,820    $  428,034   $     2,991,747
                                           ==============   ===============   ===========    ==========   ===============

                                                                 Nine Months Ended September 30, 2000
                                           ------------------------------------------------------------------------------
                                                 U.S.        International
                                               Mortgage         Mortgage          Title                      Consolidated
                                              Insurance        Insurance        Insurance       Other            Total
                                           ------------------------------------------------------------------------------
(In thousands)
Premiums earned                            $      372,883   $        20,114   $    74,947    $        -   $       467,944
                                           ==============   ===============   ===========    ==========   ===============
Net underwriting and operating
   income (loss) before tax                $      203,910   $        10,218   $     6,455    $  (15,301)  $       205,282
Investment income & net realized
   investment gains                                65,250             9,408         1,388         5,179            81,225
Equity in earnings of affiliates                    6,308              (877)            -         1,545             6,976
Interest expense                                      (19)           (2,048)            -        (5,508)           (7,575)
Distributions on preferred capital
   securities                                           -                 -             -        (6,232)           (6,232)
                                           --------------   ---------------   -----------    ----------   ---------------
Income (loss) before income tax
   expense                                        275,449            16,701         7,843       (20,317)          279,676
Income tax benefit (expense)                       84,516             5,153         2,698        (6,916)           85,451
                                           --------------   ---------------   -----------    ----------   ---------------
Net income (loss)                          $      190,933   $        11,548   $     5,145    $  (13,401)  $       194,225
                                           ==============   ===============   ===========    ==========   ===============

Total assets                               $    1,964,631   $       180,354   $    50,235    $  141,713   $     2,336,933
                                           ==============   ===============   ===========    ==========   ===============

Note 6.    New Accounting Standards

SFAS 133 - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and for hedging activities. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

The Company adopted this statement effective January 1, 2001. The Company's use of derivative financial instruments was generally limited to reducing its exposure to interest rate and currency exchange risk by utilizing interest rate and currency swap agreements which are accounted for as hedges. In 1999, the Company entered into an interest rate swap to hedge interest rate risk associated with the debt in connection with the acquisition of PMI Ltd. Upon adoption of SFAS No. 133, the Company recorded a $1.0 million liability for the fair value of the interest rate swap in the Consolidated Balance Sheet. This interest rate swap was terminated in July 2001 when the Company repaid the associated debt, which resulted in a realized loss of $0.8 million. As of September 30, 2001, the Company did not have any derivative instruments.

SFAS 141 and 142 - In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, use of the pooling-of-interest method is no longer permitted for all business combinations initiated after June 30, 2001 and the purchase method of accounting is required. Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite useful life will no longer be amortized but will be subject to an annual review for impairment.

The Company has evaluated its intangible assets in relation to the provisions of SFAS No. 142 to determine the impact of adopting this statement. In connection with the acquisition of PMI Ltd in 1999, the Company recorded approximately $21.7 million negative goodwill, which will require write off upon adoption of SFAS No. 142 effective January 1, 2002. In accordance with the new standard, the Company will recognize the remaining balance of this negative goodwill as extraordinary income, net of tax, in an amount estimated to be approximately
$5 million.

Note 7.   Short-term Investment

Included in the Company's short-term investments is a face value of $10.0 million commercial paper issued by Pacific Gas and Electric Company ("PG&E"), which is currently in default. During the second quarter of 2001, the Company analyzed this investment and determined that the investment's $3.2 million decline in market value met the definition of an other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Based on the Company's analysis, a $3.2 million realized loss was recognized during the second quarter of 2001. In the third quarter, an increase in the fair value of this investment resulted in an unrealized gain of $1.6 million. The Company will re-evaluate this investment each quarter.

Note 8.   Long-term Debt

Senior Convertible Debentures - In July 2001, the Company issued $360 million of 2.50% Senior Convertible Debentures due 2021 (the "Debentures") in a private offering to qualified institutional buyers. The Company intends to use the net proceeds of the offering for repayment or retirement of existing indebtedness, depending upon market conditions, and for general corporate purposes. The Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum. The Company will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2002. The Company will also pay additional contingent interest for specified circumstances. For additional information concerning the terms of the Debentures, see Part II, Item 2 of this Form 10-Q and the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 18, 2001, including the exhibits attached thereto.

In July 2001, the Company repaid an outstanding bank note in the amount of $35.7 million with Bank of America from the proceeds of the Debentures offering described above. In September 2001, the Company repurchased $16.5 million of $100.0 million PMI Capital I 8.309% Preferred Capital Securities from the proceeds of the Debentures. The partial extinguishment of this debt resulted in an extraordinary loss of $0.9 million, net of tax benefit of $0.5 million, in the third quarter of 2001. In October and November 2001, the Company repaid an additional $35.0 million of the outstanding principal amount of the preferred capital securities and $19.0 million of the $100.0 million of senior notes, which resulted in an approximately $3.1 million extraordinary loss, net of tax.

Note 9.   Other Assets

In December 2000, the Company executed a purchase agreement for a seven-story commercial building to serve as the new headquarters. The total purchase price was $74.0 million in cash. The Company has made payments of $12.5 million to date and the balance of the purchase price is due at closing, which is expected to occur in 2002. At September 30, 2001, the Company has incurred $1.6 million of other costs and fees relating to the construction of the building. The payments and costs were included in other assets on the accompanying balance sheet.

Note 10.  Acquisition

In September 2001, the Company completed its acquisition of the Australian mortgage insurance company, CGU Lenders Mortgage Insurance Limited (renamed PMI Indemnity Limited). The purchase price of this acquisition is subject to post-closing adjustments but is expected to be approximately $40 million. The acquisition was accounted for under the purchase method of accounting and there was no related goodwill. PMI Indemnity Limited's operations will be merged into the Company's existing Australian subsidiary, and the financial results will be included in the Company's fourth quarter results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

A number of written and oral statements made or incorporated by reference from time to time by us or our representatives in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions, and that relate to future plans, events or performance are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements in this document include:

 .    our anticipation that the percentage of PMI's risk in force related to risk-sharing programs will continue to increase as a percentage of total risk in force in 2001;
 .    our anticipation that contract underwriting services will continue to account for a significant portion of PMI's acquisition costs; and
 .    our belief that continued increases in the electronic origination and delivery of our products could decrease our acquisition costs.

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

RESULTS OF CONSOLIDATED OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our consolidated net income was $78.3 million for the three months ended September 30, 2001, a 13% increase from the three months ended September 30, 2000. The gain was primarily due to:

     .   an increase in premiums earned of $30.9 million or 19%;

     .   an increase in net investment income of $7.1 million or 24%; and

     .   an increase in other income of $6.6 million.

This gain was partially offset by:

     . an increase in amortization of deferred policy acquisition costs and other underwriting and operating expenses of $22.4 million or 32%;

     . an increase in losses and loss adjustment expenses of $3.6 million or 16%; and

     .   net realized investment losses of $1.4 million.

Diluted net income per share, excluding an extraordinary loss, for the three months ended September 30, 2001 was $1.72, an increase of 12% from the corresponding period in 2000. Diluted operating earnings per share, excluding realized investment losses and an extraordinary loss, increased 17% from the comparable period of 2000 to $1.76. Consolidated revenues for the third quarter of 2001 increased 21% to $236.8 million from the third quarter of 2000.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, generated approximately 70% of our consolidated revenues for the three months ended September 30, 2001. During the third quarter of 2001, the total principal amount of mortgages newly insured by PMI, or PMI's new primary insurance written, increased 74% from the third quarter of 2000 to $12.0 billion. PMI's new insurance written does not include primary mortgage insurance placed upon loans more than 12 months after loan origination or pool transactions. We believe that the increase was primarily due to an increase in residential mortgage origination activity and the growth in the private mortgage insurance market. As reported by the Mortgage Bankers Association of America, or MBA, total residential mortgage originations increased 63% in the third quarter of 2001 from the third quarter of 2000. As reported by the industry's trade association, Mortgage Insurance Companies of America, or MICA, the private mortgage insurance industry experienced a 70% increase in total new insurance written to $76.9 billion for the quarter ended September 30, 2001 compared to $45.4 billion for the corresponding period in 2000.

Total residential mortgage originations in connection with refinancing transactions represented approximately 45% of total mortgage originations during the third quarter of 2001 compared to approximately 17% during the corresponding period in 2000, according to the MBA.

Based on reports by MBA and MICA, we estimate that the private mortgage insurance penetration rate was 16% for the third quarter of 2001, which was approximately the same as the third quarter of 2000. The penetration rate is the percentage of total mortgage originations insured by the private mortgage insurance industry.

New insurance written was $12.0 billion for the three months ended September 30, 2001 compared to $6.9 billion for the three months ended September 30, 2000, an increase of 74%. On a combined basis with CMG, new insurance written was $13.1 billion for the third quarter of 2001 compared to $7.5 billion for the third quarter of 2000. PMI's primary insurance in force increased 11% to $104.3 billion as of September 30, 2001 from September 30, 2000. Primary insurance in force refers to the current principal balance of all mortgage loans with primary insurance as of a given date. On a combined basis with CMG, primary insurance in force grew by 12% to $112.6 billion at September 30, 2001 from September 30, 2000 of $100.6 billion. PMI's primary risk in force as of September 30, 2001 was $25.2 billion, an 11% increase compared to September 30, 2000. Primary risk in force is the dollar amount equal to the product of each individual insured mortgage loan's current principal balance multiplied by the percentage specified in the policy of the insurance coverage. On a combined basis with CMG, primary risk in force grew by 11% to $27.2 billion at September 30, 2001 from September 30, 2000 of $24.5 billion. The growth in primary insurance in force and risk in force was due primarily to an increase in new insurance written, partially offset by an increase in the cancellation of policies. Cancellations of insurance in force during the third quarter of 2001 increased 128% to $9.7 billion from $4.3 billion during the comparable period of 2000, primarily due to high refinance activity. PMI's new insurance written from refinance activity as a percentage of total new insurance written increased to 29% for the quarter ended September 30, 2001 from 8% for the comparable period of 2000. PMI's persistency rate, which refers to the percentage of insurance policies at the beginning of a period that remain in force at the end of the twelve-month period, decreased to 67.3% at September 30, 2001 compared to 80.8% at September 30, 2000.

Non-traditional loans, including Alternative A and less than A quality loans, accounted for approximately 13% of PMI's new insurance written during the third quarter of 2001, compared to approximately 7% in the third quarter of 2000. This increase was due largely to increased bulk transactions. Non-traditional loans accounted for approximately 6% of PMI's insurance in force at September 30, 2001 and approximately 2% at September 30, 2000. Loan characteristics, credit quality, loss development, pricing structures and persistency related to these non-traditional loans can be significantly different than PMI's traditional primary business. We expect higher delinquencies and default rates and lower persistency for non-traditional loans, and incorporate these assumptions into our pricing. However, mortgage insurance on non-traditional loans might not generate the same returns as the standard business, and the premiums generated by this insurance might not adequately offset the associated risk.

Pool insurance is a type of mortgage insurance that covers all or a percentage of a loss on individual mortgage loans held within a group or pool of loans up to an agreed aggregate limit for the pool. PMI did not write GSE pool insurance during the three months ended September 30, 2001. GSE pool risk in force at September 30, 2001 was $802.2 million compared to $774.2 million at September 30, 2000. Old pool risk in force, which represents mortgage pool policies written prior to 1994 and, which are past their peak claim periods, was $1.35 billion as of September 30, 2001 and $1.41 billion as of September 30, 2000.

PMI also provides structured insurance products that are not included in either new primary insurance written, new GSE pool risk written, or primary insurance in force and risk in force. These products vary significantly with individual investor requests, and include modified pool products and second layer coverage products that restructure primary risk. In addition to primary, GSE pool and old pool risk in force, total other risk in force as of September 30, 2001 was $607.1 million compared to $204.9 million as of September 30, 2000. Other risk written was $219.0 million for the quarter ended September 30, 2001 compared to $26.4 million for the corresponding period in 2000.

Net premiums written were $137.1 million for the three months ended September 30, 2001, a 6% increase from the three months ended September 30, 2000. This increase was due, in large part, to the growth of insurance and risk in force as discussed above. Net premiums written refers to the amount of premiums received during a given period, net of refunds and premiums ceded under reinsurance arrangements or risk-sharing programs, including captive mortgage reinsurance agreements. Captive reinsurance is a reinsurance product in which a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through an affiliated entity. During the third quarter of 2001, 48% of new insurance written and 13% of total premiums were subject to captive reinsurance agreements compared to 38% of new insurance written and 9% of total premiums subject to captive reinsurance agreements during the corresponding period in 2000. We anticipate that the continued growth of captive reinsurance arrangements will reduce our net premiums written and earned over the long-term. Primary risk in force under risk-sharing programs with PMI's customers represented 39% of primary risk in force as of September 30, 2001 compared to 25% as of September 30, 2000. We anticipate that the percentage of PMI's risk in force related to risk-sharing programs will continue to increase as a percentage of total risk in force in 2001. Ceded premiums written increased by 63% to $16.6 million primarily as a result of the increase in captive reinsurance arrangements for the quarter ended September 30, 2001. Refunded premiums increased 72% to $4.3 million in the third quarter of 2001, due to the increased policy cancellations. The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased by 12% to $142.2 million for the three months ended September 30, 2001, primarily due to an increase in premiums written and to the growth of primary insurance in force as well as other risk in force.

Losses and loss adjustment expenses increased by 15% to $23.4 million for the three months ended September 30, 2001, primarily due to an increase in loans in default. Loans in default were 22,420 at September 30, 2001, a 41% increase from September 30, 2000, primarily due to the maturation of the 1997 through 2000 books of business and to a higher level of defaults on non-traditional loans in PMI's portfolio. The delinquency rate is the percentage of insured loans in force that are in default at a given date. PMI's total primary mortgage insurance loan delinquency rate was 2.57% at September 30, 2001 compared to 2.21% at December 31, 2000 and 1.99% at September 30, 2000. PMI's primary insurance loan delinquency rate excluding bulk loans was 2.33% while the delinquency rate for bulk loans was 4.88% at September 30, 2001. Claims paid on direct primary insurance increased by 25% to $18.8 million, due to an increase in the number of claims paid in the third quarter of 2001 to 866 from 838 in the third quarter of 2000, and to an increase in the average claim size to $21,697 for the third quarter of 2001 from $18,165 for the comparable period of 2000.

Total expenses reported in the current period by PMI can be divided into two categories: (1) amortization of deferred policy acquisition costs, which relate to previously incurred costs associated to acquiring, underwriting and processing new business; and (2) other general operating expenses and corporate overhead, which are all other costs that are not accounted for as acquisition costs are recorded as expenses when incurred. Total expenses, including the amortization of mortgage insurance policy acquisition costs and non-acquisition related operating costs, increased to $36.1 million for the three months ended September 30, 2001 from $32.3 million for the three months ended September 30, 2000. Amortization of deferred acquisition costs increased slightly to $19.3 million for the third quarter of 2001 compared to $19.2 million for the third quarter of 2000. Other operating expenses increased to $16.8 million, a 28% increase from the corresponding period of 2000, primarily due to increased payroll and related expenses, offset by an increase in allocation to the holding company associated with diversification efforts.

Policy acquisition costs, which are deferred to the balance sheet, include all incurred underwriting, contract underwriting, field operations and sales related expenses. These costs are amortized to expenses based on the estimated gross profit (see Note 2 "Summary of Certain Significant Accounting Policies"). Mortgage insurance policy acquisition costs incurred and deferred increased by 10% to $18.3 million for the third quarter of 2001 due to the increase in new insurance written, partially offset by the use of PMI's electronic origination and delivery methods. A significant portion of PMI's policy acquisition costs relates to contract underwriting. New policies processed by contract underwriters represented 25% of new insurance written during the third quarter of 2001 compared to 23% during the corresponding period in 2000. We anticipate that contract underwriting services will continue to account for a significant portion of PMI's acquisition costs. However, we believe that continued increases in the electronic origination and delivery of our products could decrease our acquisition costs. In the third quarter of 2001, electronic delivery accounted for 56% of PMI's commitments of insurance, a 143% increase from the corresponding period in 2000.

The mortgage insurance loss ratio, which is the ratio of losses and loss adjustment expenses to net premiums earned, increased by 0.5 percentage points to 16.5% in the third quarter of 2001 from the corresponding period in 2000. The net expense ratio for the third quarter of 2001 increased by 1.3 percentage points from the third quarter of 2000 to 26.3%, primarily due to the increase in other operating expenses. The net expense ratio is the ratio of amortization of acquisition costs and other operating expenses to the net amount of premiums written during a given period. The combined ratio, which is the sum of the loss ratio and the net expense ratio, increased by 1.8 percentage points to 42.8% for the three months ended September 30, 2001.

International Mortgage Insurance Operations

International Mortgage Insurance operations include PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Mortgage Insurance Company Limited, or PMI Europe. The financial results of international operations are subject to currency rate risk. The reported results of PMI Ltd were affected by the devaluation in the Australian dollar from 2000 to 2001. The average AUD/USD exchange rate was 0.518 for the third quarter of 2001 compared to 0.588 for the third quarter of 2000, a 12% decrease. Net income for PMI Ltd was $5.9 million for the three months ended September 30, 2001 compared to $3.2 million for the three months ended September 30, 2000. PMI Ltd generated $12.5 million of net premiums written and $7.3 million in net premiums earned during the third quarter of 2001, compared to $9.6 million of net premiums written and $7.4 million in net premiums earned during the third quarter of 2000. Net investment income was $3.2 million for the third quarter of 2001 compared to $1.9 million for third quarter of 2000. Losses and loss adjustment expenses were $0.8 million for the quarter ended September 30, 2001 compared to $1.8 million for the corresponding period in 2000. Underwriting and other expenses were $2.0 million for the third quarter of 2001 compared to $3.4 million for the third quarter of 2000. In September 2001, PMI Ltd acquired the fourth largest mortgage insurance company in Australia, CGU Lenders Mortgage Insurance Limited, and its results will be recorded in the fourth quarter of 2001. PMI Europe generated $0.6 million of net income, consisting primarily of net investment income, for the three months ended September 30, 2001. Financial results for the operations in Hong Kong were immaterial during the third quarter of 2001.

Title Insurance Operations

Net income for American Pioneer Title Insurance Company, or APTIC, was $2.5 million for the three months ended September 30, 2001 compared to $1.8 million for the three months ended September 30, 2000. Title insurance premiums earned were $43.8 million in the third quarter of 2001, a 59% increase over the third quarter of 2000 due to continuing geographic expansion efforts and to the increase in residential mortgage originations and refinance activity as discussed above. APTIC is licensed in 45 states and the District of Columbia. During the third quarter of 2001, 49% of APTIC's premiums earned was generated from the State of Florida compared with 65% during the corresponding period in 2000. Underwriting and other expenses in the third quarter of 2001 increased by 55% compared to the third quarter of 2000 to $38.6 million, primarily due to an increase in agency fees and commissions related to the increase in premiums earned and to the costs associated with expansion efforts. The combined ratio for our title insurance operations for the third quarter of 2001 increased by
1.0 percentage point to 92.4% from the comparable period of 2000.

Other

Our consolidated net investment income, excluding realized investment gains and losses, was $36.7 million for the three months ended September 30, 2001, a 24% increase from the three months ended September

30, 2000. This increase was largely due to the investment income on the $351.9 million net proceeds from the issuance of the Senior Convertible Debentures on July 18, 2001. Net realized investment losses were $1.4 million during the third quarter of 2001 including a realized loss of $0.8 million from the termination of an interest rate swap associated with the repayment of a $35.7 million bank note (see Note 8 "Long-term Debt"). Interest expense for the third quarter of 2001 increased to $4.3 million compared to the third quarter 2000 amount of $2.6 million due primarily to the interest accrual for the Debentures. Investments in affiliates increased to $159.2 million as of September 30, 2001 from $120.6 million as of September 30, 2000, due to new capital investments in unconsolidated subsidiaries and their earnings. The pre-tax current portfolio book yield was 5.9% at September 30, 2001 and 6.2% at September 30, 2000.

Other consolidated income, which was generated primarily by PMI Mortgage Services Co., or MSC, was $8.3 million for the three months ended September 30, 2001 compared to $1.7 million for the three months ended September 30, 2000. This increase was primarily attributed to an increase in contract underwriting services in connection with higher residential mortgage originations and to an increase in rates for contract underwriting services. Included in the other consolidated expenses were expenses incurred by the holding company and MSC, increased to $15.1 million for the third quarter of 2001 from $9.3 million for the comparable period of 2000, primarily due to an increase in contract underwriting activities, and to the increased expenses related to international expansion and diversification efforts.

Our effective tax rate was 29.8% for the three months ended September 30, 2001 compared to 29.9% for the three months ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our consolidated net income was $225.1 million for the nine months ended September 30, 2001, a 16% increase from the nine months ended September 30, 2000. The gain was primarily due to:

     .   an increase in premiums earned of $73.0 million or 16%;

     .   an increase in net investment income of $15.0 million or 17%;

     . a decrease in losses and loss adjustment expenses of $4.0 million or 5%; and

     .   an increase in other income of $14.3 million.

This gain was partially offset by:

     . an increase in amortization of deferred policy acquisition costs and other underwriting and operating expenses of $56.3 million or 29%; and

     .   net realized investment losses of $4.1 million.

Diluted net income per share, excluding an extraordinary loss, for the nine months ended September 30, 2001 was $4.97, an increase of 15% from the corresponding period in 2000. Diluted operating earnings per share, excluding realized investment losses and an extraordinary loss, increased by 17% from the comparable period of 2000 to $5.04. Consolidated revenues for the nine months ended September 30, 2001 increased 17% to $658.0 million from the corresponding period in 2000.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, generated approximately 73% of our consolidated revenues for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, PMI's new primary insurance written increased 72% from the same period in 2000 to $33.4 billion. We believe the increase was primarily due to an increase in residential mortgage origination activity and the growth in the private mortgage insurance market. As reported by MBA, the total mortgage origination increased 79% in the first three quarters of 2001 from the comparable period of 2000. As reported by the industry's trade association, MICA, the private mortgage insurance industry experienced a 68% increase in total new insurance written to $201.2 billion for the first nine months of 2001 compared to $119.8 billion for the corresponding period in 2000.

Total residential mortgage originations in connection with refinancing transactions represented approximately 50% of total mortgage originations during the first nine months of 2001 compared to approximately 17% during the corresponding period in 2000, according to MBA.

New insurance written was $33.4 billion for the nine months ended September 30, 2001 compared to $19.4 billion for the nine months ended September 30, 2000, an increase of 72%. On a combined basis with CMG, new insurance written was $36.1 billion for the nine months ended September 30, 2001 compared to $21.0 billion for the corresponding period in 2000. Cancellations of insurance in force increased by 110% during the first three quarters of 2001 to $25.8 billion from $12.3 billion during the comparable period of 2000, primarily due to high refinance activity. PMI's new insurance written from refinance activity as a percentage of total new insurance written increased to approximately 34% for the first nine months of 2001 from approximately 9% for the corresponding period in 2000.

Non-traditional loans, including Alternative A and less than A quality loans, accounted for approximately 9% of PMI's new insurance written during the first nine months of 2001. In comparison, approximately 17% of new insurance written was comprised of non-traditional loans during the corresponding period in 2000.

GSE pool insurance risk written was $19.5 million for the nine months ended September 30, 2001 compared to $93.8 million for the corresponding period in 2000. Other risk written was $403.0 million for the nine months ended September 30, 2001 compared to $92.6 million for the corresponding period in 2000.

Net premiums written were $402.0 million for the nine months ended September 30, 2001, a 9% increase from the nine months ended September 30, 2000. This increase was due, in large part, to the growth of insurance and risk in force as discussed above. During the first nine months of 2001, 46% of new insurance written and 12% of total premiums were subject to captive reinsurance agreements compared to 34% of new insurance written and 7% of total premiums subject to captive reinsurance agreements during the corresponding period in 2000. Ceded premiums written increased by 68% to $44.2 million primarily as a result of the increase in captive reinsurance arrangements during the first three quarters of 2001. Refunded premiums increased 71% to $12.9 million in the first nine months of 2001, due to the increased policy cancellations. The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased by 9% to $407.8 million for the nine months ended September 30, 2001, primarily due to an increase in premiums written and to the growth of primary insurance in force as well as other risk in force.

Losses and loss adjustment expenses decreased by 9% to $66.3 million for the nine months ended September 30, 2001, primarily due to improved loss mitigation efforts by PMI. Claims paid on direct primary insurance increased by 11% to $55.2 million, due to an increase in the number of claims paid in the first nine months of 2001 to 2,690 from 2,604 in the comparable period in 2000, and to an increase in the average claim size to $20,536 for the first nine months of 2001 from $19,045 for the comparable period of 2000.

Total expenses, including the amortization of policy acquisition costs and non-acquisition related operating costs, increased to $99.1 million for the nine months ended September 30, 2001 from $96.5 million for the comparable period of 2000. This increase was due primarily to a 3% increase in amortization of deferred acquisition costs to $57.6 million for the third quarter of 2001. Other operating expenses increased to $41.5 million, 11% over the corresponding period of 2000, primarily due to increased payroll and related expenses offset by an increase in allocation to the holding company associated with diversification efforts.

Mortgage insurance policy acquisition costs incurred and deferred increased by 12% to $59.7 million for the nine months ended September 30, 2001 due to an increase in new insurance written, partially offset by the efficiencies in PMI's electronic commerce business. New policies processed by contract underwriters represented 28% of new insurance written during the first nine months of 2001 compared to 23% during the corresponding period in 2000. In the nine months ended September 30, 2001, electronic delivery accounted for 49% of PMI's commitments of insurance, 129% increase from the corresponding period in 2000.

The mortgage insurance loss ratio for the nine months ended September 30, 2001 decreased by 3.2 percentage points to 16.3% from the comparable period in 2000. The decline was attributed to the decrease in losses and loss adjustment expenses and to the increase in premiums earned. The net expense ratio for the first nine months of 2001 decreased by 1.6 percentage points from the corresponding period in 2000 to 24.6%, largely due to the decrease in the amortization of deferred policy acquisition costs and to the increase in net premiums written. The combined ratio decreased by 4.8 percentage points to 40.9% for the nine months ended September 30, 2001.

International Mortgage Insurance Operations

International mortgage insurance operations include PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Mortgage Insurance Company Limited, or PMI Europe. The financial results of international operations are subject to currency rate risk. The reported results of PMI Ltd were affected by the devaluation in the Australian dollar from 2000 to 2001. The average AUD/USD exchange rate was 0.524 for the nine months ended September 30, 2001 compared to 0.608 for the same period in 2000, a 14% decrease. Net income for PMI Ltd was $15.2 million for the nine months ended September 30, 2001 compared to $11.5 million for the nine months ended September 30, 2000. PMI Ltd generated $35.7 million of net premiums written and $21.6 million in net premiums earned during the nine months ended September 30, 2001, compared to $28.2 million of net premiums written and $20.1 million in net premiums earned during the corresponding period in 2000. Net investment income was $8.4 million for the nine months ended September 30, 2001 compared to $8.5 million for the same period in 2000. Losses and loss adjustment expenses were $3.2 million for the nine months ended September 30, 2001 compared to $4.0 million for the corresponding period in 2000. Underwriting and other expenses were $6.8 million for the nine months ended September 30, 2001 compared to $8.0 million for the same period in 2000. PMI Europe generated $1.2 million of net income, consisting primarily of net investment income, for the nine months ended September 30, 2001. Financial results for the operations in Hong Kong were immaterial during the first nine months of 2001.

Title Insurance Operations

Net income for American Pioneer Title Insurance Company, or APTIC, was $6.1 million for the nine months ended September 30, 2001 compared to $5.1 million for the nine months ended September 30, 2000. Title insurance premiums earned were $111.6 million in the nine months ended September 30, 2001, a 49% increase over the corresponding period in 2000 due to continuing geographic expansion efforts and to the increase in residential mortgage originations. APTIC is licensed in 45 states and the District of

Columbia. During the nine months ended September 30, 2001, 51% of APTIC's premiums earned was generated from the State of Florida compared with 68% during the corresponding period in 2000. Underwriting and other expenses during the nine months ended September 30, 2001 increased by 47% compared to the corresponding period in 2000 to $99.7 million, primarily due to an increase in agency fees and commissions related to the increase in premiums earned and to the costs associated with expansion efforts. The combined ratio for our title insurance operations for the nine months ended September 30, 2001 increased by
1.5 percentage points to 92.9% from the comparable period of 2000.

Other

Our consolidated net investment income, excluding realized investment gains and losses, was $100.6 million for the nine months ended September 30, 2001, a 18% increase from the nine months ended September 30, 2000. This increase was largely due to the investment income on the proceeds from the issuance of the Senior Convertible Debentures. Net realized investment losses were $4.1 million during the nine months ended September 30, 2001 including a realized loss of $3.2 million resulted from revaluation of our short-term investment in Pacific Gas and Electric Company (see Note 7 "Short-term Investment"). Interest expense was $9.7 million for the nine months ended September 30, 2001, an increase of 28% from $7.6 million for the corresponding period of 2000, due primarily to the interest accrual for the Debentures.

Other consolidated income, which was generated primarily by PMI Mortgage Services Co., or MSC, was $20.5 million for the nine months ended September 30, 2001 compared to $6.2 million for the nine months ended September 30, 2000. This increase was primarily attributed to an increase in contract underwriting services in connection with higher residential mortgage originations and to an increase in rates for contract underwriting services. Included in the other consolidated expenses were expenses incurred by the holding company and MSC, increased to $43.4 million for the nine months ended September 30, 2001 from $21.3 million for the comparable period of 2000, primarily due to an increase in contract underwriting activities, and to the increased expenses related to international expansion and diversification efforts.

Our effective tax rate was 29.6% for the nine months ended September 30, 2001 compared to 30.6% for the nine months ended September 30, 2000. This decrease was due primarily to the lower foreign effective tax rate contributing to the reduction of overall effective tax rate, and partly due to an increase in the proportion of tax-exempt investment income relative to total income.

Liquidity, Capital Resources and Financial Condition

Liquidity and capital resource considerations are different for our holding company, The PMI Group, than they are for PMI. The PMI Group's principal sources of funds are dividends from PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets.

PMI's ability to pay dividends to our holding company is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, the state of PMI's domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account without prior approval of the Director of the Arizona Department of Insurance dividends during any 12-month period not to exceed the lesser of 10% of policyholders' surplus as of the preceding year end, or the last calendar year's investment income. Other state insurance laws restrict the payment of dividends from the unassigned surplus account only. Under Arizona law, based on the amount of its policyholders' surplus, PMI would be able to pay dividends of approximately $16.0 million to us in 2001 without prior approval of the Director of the Arizona Department of Insurance. PMI received approval from the Arizona Department of Insurance for an extraordinary dividend of $50.0 million during 2001. PMI paid the first $25.0 million installment on October 31, 2001, and the second $25.0 million installment is expected to be paid in December 2001.

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

As of September 30, 2001, our long-term debt and other capital securities outstanding was $543.5 million and was comprised of the following:

 .  $360.0 million senior convertible debentures;

 .  $100.0 million, at par, senior notes used for general corporate purposes;
   and

 .  $83.5 million preferred capital securities.

In July 2001, we repaid an outstanding bank note in the amount of $35.7 million with Bank of America. In September 2001, we repurchased $16.5 million of the $100.0 million preferred capital securities. In October and November 2001, we repurchased an additional $35.0 million of the preferred capital securities and $19.0 million of the $100.0 million senior notes. Including these repurchases, we intend to repurchase $100.0 million of preferred capital securities and senior notes depending upon market conditions.

In addition, we have a bank credit line in the amount of $25.0 million with Bank of America. There are no outstanding borrowings under the credit line. This financial instrument contains certain financial covenants and restrictions, including risk to capital ratios, minimum capital and dividend restrictions.

The PMI Group's principal uses of funds are common stock repurchases, the payment of dividends to shareholders, funding of acquisitions, additions to its investment portfolio, investments in affiliates, the payment of distributions on our preferred capital securities and the payment of interest and other expenses incurred. The PMI Group had $418.0 million of available funds at September 30, 2001, which has increased from the December 31, 2000 balance of $108.3 million. The increase was primarily due to the proceeds from the issuance of $360 million of 2.5% Senior Convertible Debentures. In November 1998, we announced a stock repurchase program in the amount of $100.0 million authorized by our board of directors. No common stock was repurchased during the first three quarters of 2001, and $45.4 million remained available under the 1998 authorization as of September 30, 2001. We believe that we have sufficient cash to meet all of our short and medium-term obligations.

The PMI Group's invested assets at September 30, 2001 increased $497.8 million from December 31, 2000 due primarily to the issuance of the Debentures. Consolidated reserves for losses and loss adjustment expenses increased by $0.7 million from December 31, 2000 to $295.8 million at September 30, 2001, due to the increases in the reserve balances for the primary insurance books of business.

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

PMI's ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at September 30, 2001 was 13.0 to 1 compared to 14.1 to 1 at December 31, 2000.

The PMI Group's consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2001, was 19.8. For purposes of the ratio of earnings to fixed charges, "earnings" represent income from continuing operations before income taxes plus fixed charges. "Fixed charges" represent interest expense plus that portion of rent expense that, in our opinion, approximates the interest factor included in rent expense plus distributions on preferred capital securities. As of the date of this report, we have no preferred stock outstanding.

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

     The United States is currently experiencing an economic downturn. If this economic downturn continues or worsens, our loss experience could suffer and demand for mortgage insurance could decline.

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

     . consumer confidence, which may be adversely affected by economic instability, war or catastrophic events such as the attacks on the World Trade Center and the Pentagon;

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

     On July 19, 2001, the Office of Federal Housing Enterprise Oversight announced a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of "AAA" more favorably than those issued by mortgage insurance companies with "AA" ratings. We do not have a "AAA" rating and may need to obtain such a rating as a result of the rule. To obtain a claims-paying ability rating of "AAA" we may need to dedicate significant capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur. Two of our direct competitors have "AAA" claims paying ratings, with the balance being rated "AA". While we are currently considering options to address the rule, we cannot be sure that we will be able to implement any of the options that we have under consideration to address the risk-based capital rule in a timely manner, or at all, or that these options, if implemented, will be effective to address the capital differential contained in the rule. If we are unable to address the capital differential contained in the rule in a timely manner, or at all, our business could be seriously harmed. Changes in the preferences of Fannie Mae and Freddie Mac, or the GSEs, for private mortgage insurance to other forms of credit enhancement, or a tiering of mortgage insurers based on their credit rating, as a result of the OFHEO rule could harm our financial condition and results of operations.

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

     . member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank;

     .   investors holding mortgages in their portfolios and self-insuring;

     . mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs;

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

     Increases in the maximum loan amount or other features of the FHA mortgage insurance program can reduce the demand for private mortgage insurance. Legislative and regulatory changes have caused, and may cause in the future, demand for private mortgage insurance to decrease and this could harm our financial condition and results of operations.

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

     We are dependent on a small number of customers. Our top ten customers were responsible for 35% of our new insurance written as of September 30, 2001. The concentration of business with our customers may increase as a result of mergers or other factors. These customers may reduce the amount of business currently given to us or cease doing business with us altogether. Our master policies and related lender agreements do not, and by law cannot, require our lenders to do business with us. The loss of business from any major customer could seriously harm our business and results of operations.

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

     At September 30, 2001:

     . 43.8% of our risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan's current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have claims frequency rates approximately twice that of mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

     . 6.0% of our risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience 97s have higher claims frequency rates than 95s and greater uncertainty as to pricing adequacy.

     . 0.5% of our risk in force consisted of mortgages with loan-to-value ratios greater than 97%, which in our experience have claims frequency rates higher than 97s.

     . 9.5% of our risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience ARMs, although priced higher, have claims frequency rates that exceed the rates associated with our book of business as a whole.

The premiums we charge for mortgage insurance on non-traditional loans, and the associated investment income, may not be adequate to compensate us for future losses from these products.

     Our new insurance written includes non-traditional, Alternative A and less than A loans, which we refer to as non-traditional loans. Non-traditional loans represented approximately 19.0% of our total new insurance written in 2000 and approximately 9.06% of our total new insurance written in the nine months ended September 30, 2001. Loan characteristics, credit quality, loss development, pricing structures and persistency, which is the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, on non-traditional loans can be significantly different than our traditional prime business. In addition, non-traditional loans generally do not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac. We expect higher delinquency rates and default rates, which is the percentage of insured loans in force that are in default, for non-traditional loans. We cannot be sure that this book of business will generate the same returns as our standard business or that the premiums that we charge on non-traditional loans will adequately offset the associated risk.

Paying a significant number of claims under the pool insurance we write could harm our financial performance.

     We offer pool insurance that is generally used as an additional credit enhancement for secondary market mortgage transactions. Pool insurance provides coverage for conforming and non-conforming loans, and is generally considered riskier than primary insurance. The premiums that we charge for pool insurance may not adequately compensate us if we experience higher delinquency and default rates than we anticipate at the time we set the premiums for the policies. If we are required to pay a significant number of claims under our pool insurance, then our financial condition and results of operations could be seriously harmed.

The concentration of insurance in force in relatively few states could increase claims and losses and harm our financial performance.

     In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of our business is concentrated. As of September 30, 2001:

     . 12.7% of our total risk in force was on mortgages for homes located in California, where the percentage of insured loans in force that were in default, or default rate, on our policies was 2.50% on that date;

     . 8.3% of our total risk in force was on mortgages for homes located in Florida, where the default rate on our policies was 2.86% on that date; and

     . 6.9% of our total risk in force was on mortgages for homes located in Texas, where the default rate on our policies was 2.60% on that date.

     This compares with a nationwide default rate on our policies of 2.57% as of September 30, 2001. Continued and prolonged adverse economic conditions in any of these states could result in high levels of claims and losses. In addition, refinancing of mortgage loans can have the effect of concentrating our insurance in force in economically weaker areas, because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

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

     The majority of claims under private mortgage insurance policies have historically occurred during the third through the sixth years after issuance of the policies. As of September 30, 2001, approximately 80.03% of our risk in force was written after December 31, 1997. This means that less than half of our risk in force has reached the beginning of the expected peak claims period. As a result, our loss experience is expected to increase significantly as our policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations and cash flows would be seriously harmed.

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

     Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory or other requirements. Accordingly, we may be required to meet capital requirements that are higher than statutory or other capital requirements to satisfy rating agency requirements. Standard & Poor's has advised us that it is considering a change to its methodology for computing the amount of capital we need in relation to insured domestic loans. We do not know when Standard & Poor's will make a final decision on its new methodology or how any new capital formulation will affect our business and operations. If Standard & Poor's were to significantly increase the capital PMI may be required to maintain against our insured domestic loans, our business and operations could suffer.

     PMI has several alternatives available to help control its risk-to-capital ratio, including:

     .   obtaining capital contributions from The PMI Group;

     .   obtaining third party credit enhancements; and

     .   reducing the amount of new business written.

     We may not be able to raise additional funds, or to do so on a timely basis, in order to make a capital contribution to PMI. In addition, third party credit enhancements may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI's statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI's risk-to-capital ratio could limit its ability to write new business, impair PMI's ability to pay dividends to The PMI Group and seriously harm our financial condition and results of operations.

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

     At September 30, 2001, we had investments in affiliates with a book value of $159.2 million. The performance of our strategic investments in affiliates could be harmed by:

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

     In September 2001, we completed our previously announced acquisition of the Australian mortgage insurance company, CGU Lenders Mortgage Insurance Limited (renamed PMI Indemnity Limited). The purchase price of this acquisition is subject to post-closing adjustments but is expected to be approximately $40 million. PMI Indemnity Limited's operations will be integrated into our existing Australian subsidiary and the success of our acquisition of PMI Indemnity Limited will be dependent upon the success of this integration, among other factors.

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

     To account for the settlement of the Baynham litigation, we have taken certain charges which represent our estimate of the cost of settlement less our estimate of insurance payments we will receive from our insurance carriers as reimbursement for costs incurred by us in connection with our defense and settlement of the action. We have participated in non-binding mediation with our insurance carriers with respect to the amount of the payments to be reimbursed to us without achieving settlement. If we do not realize our estimated amount of insurance proceeds, we could be required to take an additional charge against earnings and this could harm our financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our borrowings under credit facilities are subject to interest rates that are variable. As of September 30, 2001, the effective duration of our investment portfolio was 5.2 years. The result of a 100 basis points increase in interest rates would be a 5.2% decrease in the value of our investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.1% increase in the value of our investment portfolio. At September 30, 2001 $221.5 million of our invested assets were held by PMI Ltd and were denominated in Australian dollars, which has experienced devaluation during the first nine months of 2001 compared to the corresponding period of 2000. In July 2001, the Company repaid an outstanding bank note of AUS$70.5 million with Bank of America in the amount of US$35.7 million.

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

In July 2001, the Company used $35.7 million of the net proceeds of the offering to repay an outstanding bank note with Bank of America. In September 2001, the Company used a portion of the net proceeds of the offering to repurchase $16.5 million of the $100.0 million preferred capital securities. In October and November 2001, the Company repurchased an additional $35.0 million of the preferred capital securities and $19.0 million of $100.0 million of senior notes. The Company intends to use the remaining net proceeds of the offering for repayment or retirement of other existing indebtedness, depending upon market conditions, and for general corporate purposes.

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

     (ix) On November 2, 2001, the Company filed a report on Form 8-K relating to the Company's financial results for the quarter ended September 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 14th day of November, 2001.





                                       The PMI Group, Inc.



                                       /s/  John M. Lorenzen, Jr.
                                       --------------------------
                                       John M. Lorenzen, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer



                                       /s/  Brian P. Shea
                                       ------------------
                                       Brian P. Shea
                                       Vice President, Controller and Assistant
                                       Secretary
                                       Chief Accounting Officer

                               INDEX TO EXHIBITS
                               (Part II, Item 6)


          Exhibit Number               Description of Exhibit
          --------------               ----------------------
                3.1                    Restated Certificate of Incorporation of
                                       The PMI Group, Inc., incorporated by
                                       reference to Exhibit 3.1 to the Company's
                                       Amendment No. 1 to Form S-1 (No. 33-
                                       88542) filed on March 2, 1995.

                3.2 By-laws of The PMI Group, Inc., as amended and restated September 15, 1998, incorporated by reference to Exhibit 3(ii) to the Company's report on Form 8-K filed on September 29, 1998.

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

               11.1                    Computation of Net Income Per Share