Form 10-K
period 2001-12-31
PMI GROUP INC
filed 2002-04-01
CIK 935724

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           --

The market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on February 28, 2002 was $3,170,313,685 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of the Registrant's common stock, as of the close of business on February 28, 2002: 44,746,841.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Items 6 through 8 of Part II. Portions of the Proxy Statement for registrant's 2002 Annual Meeting of Stockholders to be held on May 16, 2002 are incorporated by reference into Items 10 through 13 of Part III. The Exhibit Index is located on page 59.

                                TABLE OF CONTENTS

Cautionary Statement

PART I
     Item 1.      Business      ........................................................................    4

                  A.  Overview of Operations............................................................    4

                  B.  U.S. Mortgage Insurance Operations................................................    5
                           1.   Products................................................................    5
                           2.   Competition.............................................................   11
                           3.   Customers...............................................................   14
                           4.   Business Composition....................................................   15
                           5.   Sales; Mortgage Insurance Acquisition Channels..........................   17
                           6.   Underwriting Practices..................................................   18
                           7.   Affordable Housing......................................................   21
                           8.   Defaults and Claims.....................................................   22
                           9.   Reinsurance.............................................................   29
                           10.  Regulation..............................................................   30
                           11.  Financial Strength; Ratings.............................................   34

                  C.  International Operations and Other Residential Lender Services....................   35
                           1.   International Mortgage Insurance........................................   35
                                   Australia and New Zealand
                                   Europe
                                   Hong Kong
                           2.   Title Insurance.........................................................   39
                           3.   Financial Guaranty Reinsurance..........................................   40
                           4.   Mortgage Loan Servicing.................................................   40

                  D.  Investment Portfolio..............................................................   40

                  E.  Employees.........................................................................   41

     Item 2.      Properties............................................................................   41

     Item 3.      Legal Proceedings.....................................................................   41

     Item 4.      Submission of Matters to a Vote of Security Holders...................................   42

PART II

     Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.............   44

     Item 6.      Selected Financial Data...............................................................   46

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................   46

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk............................   46

     Item 8.      Financial Statements and Supplementary Data...........................................   46

     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................................................   46

PART III

     Item 10.     Directors and Executive Officers of the Registrant....................................   46

     Item 11.     Executive Compensation................................................................   46

     Item 12.     Security Ownership of Certain Beneficial Owners and Management........................   47

     Item 13.     Certain Relationships and Related Transactions........................................   47

PART IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   48

INDEX TO EXHIBITS.......................................................................................   59

            Cautionary Statement Regarding Forward-Looking Statements

Certain written and oral statements we make in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or include the words "believes," "expects," "anticipates," "estimates" or similar expressions, or that relate to future plans, events or performance are forward-looking statements within the meaning of the federal securities laws. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. Forward-looking statements involve a number of risks or uncertainties including, but not limited to, the Investment Considerations addressed in the "Management's Discussion and Analysis" section of the Company's 2001 Annual Report to Stockholders (Exhibit 13.1), which is incorporated by reference in Item 7. Other risks are referred to from time to time in our periodic filings with the Securities and Exchange Commission. All of our forward-looking statements are qualified by and should be read in conjunction with such risk disclosures. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Business

A.   Overview of Operations - The PMI Group

The PMI Group, Inc. is an international provider of credit enhancement products and lender services that promote home ownership and facilitate mortgage transactions in the capital markets. Through our wholly and partially owned subsidiaries, we offer residential mortgage insurance and credit enhancement products domestically and internationally, title insurance, financial guaranty reinsurance, mortgage servicing and other residential lender services.

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, is a leading U.S. residential mortgage insurer, licensed in all 50 states and the District of Columbia. Residential mortgage insurance protects lenders and investors against potential losses in the event of borrower default.

     .    PMI generated 67% of our consolidated revenues in 2001.

     . PMI's claims-paying ability is currently rated "AA+" (excellent) by Standard & Poor's, "Aa2" (excellent) by Moody's and "AA+" (very strong) by Fitch.

PMI's 50% owned subsidiary, CMG Mortgage Insurance Company, offers mortgage insurance for loans originated by credit unions.

We also offer title insurance through our wholly owned subsidiary, American Pioneer Title Insurance Company, and mortgage loan servicing to lenders through our partially owned subsidiary, Fairbanks Capital Holding Corporation.

We have a number of international operations that offer mortgage insurance and other credit enhancement products.

     . Our Australian subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, are leading providers of mortgage insurance in Australia and New Zealand.

     . Our Irish subsidiary, PMI Mortgage Insurance Company Limited, headquartered in Dublin, Ireland, offers mortgage insurance and mortgage credit enhancement products in the European Union.

     .    PMI reinsures residential mortgage insurance in Hong Kong.

     . We own 50% interest in RAM Holdings Ltd. and RAM Holdings II Ltd., financial guaranty reinsurance companies based in Bermuda.

Our consolidated net income was $307.2 million including extraordinary losses for the year ended December 31, 2001, and $260.2 million for the year ended December 31, 2000. As of December 31, 2001, our total assets were $3.0 billion, including our investment portfolio which had a market value of $2.6 billion as of that date. Our shareholders' equity was $1.8 billion as of December 31, 2001.

Our principal executive offices are located at 601 Montgomery Street, San Francisco, California 94111. Our telephone number is (415) 788-7878. We are scheduled to move our principal executive offices in 2002 to 3003 Oak Road, Walnut Creek, California 94596.

B.   U.S. Mortgage Insurance Operations

PMI provides private mortgage insurance in the United States to residential mortgage lenders and investors. PMI is incorporated in Arizona and currently headquartered in San Francisco, California.

Private mortgage insurance insures lenders and investors against potential losses in the event of borrower default. Specifically, PMI covers default risk on first mortgage loans on one to four unit residential properties. Mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market and expands home ownership opportunities by enabling people to buy a home with a down payment of less than 20%. Mortgage insurance is also purchased by investors and lenders desiring additional protection against mortgage default or capital relief.

1.   Products

Primary Mortgage Insurance

Primary mortgage insurance provides mortgage default protection to lenders or investors on individual loans at specified coverage percentages. PMI's obligation to an insured with respect to a claim is generally determined by multiplying the specified "coverage percentage" by the "claim amount," which includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan's default and foreclosure. In lieu of paying the coverage percentage of the claim amount on a defaulted loan, PMI may pay the claim amount, as defined in PMI's Master Policy, and take title to the mortgaged property. PMI generally offers coverage percentages on primary insurance ranging from approximately 6% to 42% of the claim amount. The insured selects the coverage percentage, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor.

PMI's primary new insurance written, or NIW, for the year ended December 31, 2001 was $48.1 billion. NIW does not include primary mortgage insurance placed upon loans more than 12 months after their origination or loans where the insurance coverage exceeds 50%. PMI's primary insurance in force and primary risk in force at December 31, 2001 were $109.2 billion and $25.8 billion, respectively. Primary insurance in force refers to the current principal balance of all mortgage loans with primary insurance as of a given date. Primary risk in force is the dollar amount equal to the product of each individual insured mortgage loan's current principal balance multiplied by the loan's specified primary coverage percentage.

Primary mortgage insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, who in turn remits the premiums to PMI. In certain instances, the lender pays the premiums to PMI without directly charging the borrower. In those cases, the lender may adjust the interest rate on the loan to reflect, in part, the mortgage insurance premium. Premium payments may be paid to PMI on a monthly, annual or single premium basis.

Under PMI's monthly premium plans, premiums are paid at the mortgage loan closing and monthly thereafter. PMI also offers a monthly plan under which the first monthly premium is payable at the time the first monthly mortgage payment is due. Monthly plans represented 97% of NIW in 2001 and 92% of NIW in 2000. As of December 31, 2001, monthly plans represented 90% of PMI's primary risk in force.

Annual premium plans require payment of the first-year premium at the time of loan closing and annual renewal premium payments in advance each year thereafter. Single premium plans require lump-sum premium payments at loan closing or financed into the loan amount, which may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid or the value of the property has increased significantly. Single premium and annual premium plans represented 3% and 8% of NIW in 2001 and 2000, respectively. Single and annual premium plans combined represented 10% of PMI's primary risk in force as of December 31, 2001.

Generally, mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force or mitigated by PMI's nonrenewal of insurance coverage.

PMI may not cancel mortgage insurance, except for nonpayment of premiums or certain material violations of PMI's Master Policy. The insured, the holder of the loan or the loan's mortgage servicer may cancel mortgage insurance coverage at any time. Fannie Mae and Freddie Mac's current guidelines regarding cancellation of mortgage insurance generally provide that a borrower's written request to cancel mortgage insurance should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions.

A significant percentage of PMI's premiums earned is generated from existing primary insurance in force and not from new insurance written. Accordingly, a decline in insurance in force as a result of policy cancellations of older books of business could harm our financial condition. During a period of falling interest rates, an increasing number of borrowers refinance their mortgage loans and PMI generally experiences a decrease in existing insurance in force, resulting from policy cancellations of older books of business with higher rates of interest. New insurance written during periods of low interest rates may ultimately prove to be inadequate to offset the loss of insurance in force arising from policy cancellations.

Fannie Mae and Freddie Mac, or the GSEs, are the predominant purchasers of conventional mortgage loans in the United States. In order to sell low down payment loans to the GSEs, lenders must comply with the GSEs' requirements by purchasing private mortgage insurance, or maintaining lender recourse or lender participation. Lenders that purchase private mortgage insurance in connection with the sale of loans to the GSEs must comply with the GSEs' coverage percentage requirements. The GSEs have some discretion to increase or decrease the amount of mortgage insurance coverage they require on loans provided minimum requirements are met. For example, in 1995, the GSEs increased their coverage requirements from 25% to 30% on mortgages with loan-to-value ratios, or LTV, of 90.01% to 95%, or 95s, and increased their coverage requirements from 17% to 25% for mortgages with LTV's of 85.01% to 90%, or 90s. PMI's percentage of risk in force with the "deeper" coverage requirements increased as a result of the changed coverage requirements. As PMI charges higher premium rates for higher coverage, the deeper coverage requirements imposed by the GSEs in 1995 resulted in higher earned premiums for loans of similar type.

During 1999, the GSEs offered reduced coverage requirements for certain loans approved for purchase by their automated loan underwriting systems. Coverage requirements on these "approved" loans are similar to those required by the GSEs prior to 1995. PMI has seen some movement by lenders toward these "reduced coverage" programs. The GSEs will further reduce the coverage requirements for loans approved for purchase by their automated underwriting systems if the lender pays an up-front delivery fee. PMI believes that lenders generally have declined to pay the delivery fee required to obtain this further reduction in coverage. The GSEs also offer several high LTV programs that require coverage similar to those levels established in 1995.

In cooperation with participating lenders, PMI has entered into agreements with the GSEs to restructure primary mortgage insurance coverage on high LTV loans sold to the GSEs over a specified period of time. The coverage restructuring involves reduced amounts of primary coverage and a second layer of coverage, usually in the form of pool insurance (see Pool Mortgage Insurance, below). These restructuring transactions may provide for the provision of services by the GSEs to the mortgage insurer and payment of fees by the mortgage insurer to the GSEs for the reduced coverage and/or the services provided. This restructured coverage represented a greater percentage of PMI's NIW and total pool risk written in 2001 than in 2000. Should it continue, this trend could negatively impact net premiums written and our yield on net premiums earned.

Pool Mortgage Insurance

Traditional Pool Insurance. "Traditional" pool insurance covers the entire loss on a defaulted mortgage loan that exceeds the claim payment under any primary coverage, up to a stated aggregate loss limit, or stop loss, for all of the loans in the pool. Because the insurance exposure is not limited to a set coverage percentage on specific loans as with primary insurance, the rating agency capital requirements for traditional pool insurance are greater than for primary insurance.

In 1997, PMI began offering GSE Pool, a traditional pool insurance product for mortgage loans sold by PMI's customers to the GSEs. New risk written for GSE Pool was $19.5 million and $106.0 million for the years ended December 31, 2001 and 2000, respectively. The average stop loss limit for GSE Pool as of December 31, 2001 was 1.1%. GSE Pool risk in force at December 31, 2001 was $801.5 million.

In 1999, pursuant to a Recapture Agreement between PMI and Forestview Mortgage Insurance Company, PMI assumed mortgage pool insurance loss reserves presently estimated to be $6.3 million, net of expense allocations, previously insured by Forestview. These "old pools" are traditional pool policies written prior to 1994 and are past their peak claim periods. Risk in force for the Forestview recaptured Old Pool portfolio was $1.1 billion at December 31, 2001.

In addition to GSE Pool and Old Pool, PMI has offered traditional pool products to certain state housing authorities and investors. Other traditional pool risk in force as of December 31, 2001 was $6.2 million.

PMI is not actively offering new traditional pool insurance to its customers. Traditional pool insurance is not counted by the mortgage insurance industry towards NIW, primary insurance in force or primary risk in force. Accordingly, references to such figures in this document do not include traditional pool insurance, unless otherwise indicated.

Modified Pool Insurance. PMI offers modified pool insurance products that, in addition to having a stated aggregate loss limit, have exposure limits on each individual loan in the pool. PMI issues modified pool insurance coverage in negotiated transactions (see Negotiated Transactions, below) and to the GSEs in connection with the restructuring of primary mortgage insurance. Modified pool insurance may be attractive to lenders and investors seeking capital relief or the reduction of default risk beyond the protection provided by existing primary mortgage insurance. Modified pool insurance may be used as a substitute for primary insurance, used to cover loans that do not require primary mortgage insurance because they have LTVs of less than 80%, or used as an additional credit enhancement for secondary market mortgage transactions.

Prior to July 2001, PMI generally did not include modified pool insurance towards NIW, primary insurance in force or primary risk in force. Effective July 2001, PMI revised several categories of insurance. Under the revised categories, PMI includes modified pool insurance towards NIW, primary insurance in force and risk in force when:

     . the modified pool insurance is placed on a loan that does not also have primary mortgage insurance coverage, and

     . the difference between the loan's LTV and the modified pool coverage percentage is greater than 50%. The difference between the LTV and the modified pool coverage percentage is sometimes referred to as the "down-to" percentage.

We believe that this definitional change does not materially affect PMI's previously reported NIW, primary insurance in force and risk in force results or its current year-end results as compared to comparable periods in 2000.

Total modified pool risk written in 2001 (excluding modified pool that PMI included in NIW) was $414.7 million. Total modified pool risk in force as of December 31, 2001 and 2000 was $554.1 million and $163.5 million, respectively (excluding modified pool that PMI included in primary risk in force).

Negotiated Transactions

PMI engages in negotiated, secondary market "bulk" transactions. While the terms vary from deal to deal, negotiated transactions generally involve bidding upon and, if successful, insuring a large group of loans or committing to insure new loan originations on agreed terms. Insurance issued in negotiated transactions may include primary or modified pool, or a combination thereof. Some negotiated transactions contain a risk-sharing component under which the insured shares in losses in some manner. Negotiated transactions may involve loans that are or will be securitized and in these instances PMI may be asked to provide "down to" insurance coverage sufficient to reduce the insured's exposure on each loan to a percentage of the loan balance selected by the insured.

PMI issued approximately $9 billion of primary mortgage insurance through negotiated transactions in 2001, which accounted for approximately 19% of PMI's NIW for 2001. In 2000, approximately 21% of PMI's NIW was acquired through negotiated transactions. Negotiated transactions have come primarily from secondary mortgage market participants, including underwriters of mortgage-backed securities and mortgage investors such as the

GSEs. We believe that negotiated transactions will make up a material portion of the mortgage insurance industry's and PMI's NIW and pool risk written in 2002.

Negotiated transactions have impacted us in a number of ways and we believe this business will continue to impact us in the future. In 2000, PMI's sales force, which traditionally focused on mortgage originators, was reorganized, in part, to allocate additional resources to pursue negotiated transactions with secondary mortgage market participants. PMI maintains a "negotiated transactions" team dedicated to acquiring and executing secondary market transactions.

To obtain this business, PMI competes with other mortgage insurers and other providers of credit enhancement who may offer alternative forms of credit enhancement. Accordingly, PMI's ability to quickly and efficiently analyze large loan portfolios and develop and adequately price complex insurance products is critical. Generally, PMI prices and bids upon a loan portfolio by aggregating the price of mortgage insurance to be charged for each particular loan in the portfolio. PMI prices loans in negotiated transactions based upon a number of risk factors, including borrower and credit characteristics, loan and property characteristics including LTV, the level of insurance coverage requested, housing market considerations and persistency estimations.

Negotiated transactions often include "non-traditional" loans, including Alternative A and Alternative A- loans and less than A quality mortgages. Alternative A loans have approximately the same credit profile as traditional loans insured by PMI but have been underwritten with reduced income, deposit and/or employment documentation. Alternative A- loans have slightly weaker credit profiles than traditional loans insured by PMI and have been underwritten with reduced income, deposit and/or employment documentation. Loans of less than A quality have been underwritten to non-traditional and generally lower credit requirements than credit guidelines for traditional loans.

Captive Reinsurance

Certain mortgage insurers, including PMI, reinsure portions of their risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. PMI's captive reinsurance programs allow the lender-affiliated reinsurance company to assume a portion of the mortgage insurance default risk in exchange for a portion of the insurance premiums for loans originated by the lender and insured by PMI.

     . In 2001, approximately 43% of PMI's NIW was subject to captive reinsurance arrangements, compared to approximately 34% of PMI's NIW in 2000.

     . As of December 31, 2001, approximately 29% of PMI's primary insurance in force was subject to captive reinsurance arrangements, compared to approximately 23% of PMI's primary insurance in force as of December 31, 2000.

     . As of December 31, 2001, approximately 31% of PMI's total risk in force was subject to captive reinsurance arrangement, compared to approximately 24% of PMI's total risk in force in 2000.

These increases in the percentages of primary insurance in force and NIW subject to captive reinsurance arrangements were the result of the heavy volume of refinance activity during 2001 as well as additional reinsurance agreements entered into during 2000 and 2001. PMI expects these percentages to continue to increase in 2002 as refinance activity continues and an increasing amount of NIW is subject to reinsurance agreements. This trend could negatively impact net premiums written and the yield we obtain on net premiums earned.

     . In 2001, PMI ceded approximately 29% of the total premiums subject to captive reinsurance arrangements for a commensurate level of risk, compared to approximately 25% in 2000. This increase was primarily the result of additional captive reinsurance arrangements and the heavy refinance activity experienced during 2001.

     . As of December 31, 2001, PMI had ceded approximately $692.2 million of risk in force to captive reinsurers, and such ceded risk was supported by restricted trust account balances of approximately $122.9 million.

PMI's captive reinsurance agreements primarily consist of what are known in the industry as excess-of-loss reinsurance. In excess-of-loss reinsurance, PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with a captive reinsurer and retains the remaining risk above the second loss layer up to the maximum coverage level. PMI also has entered into four quota-share captive reinsurance agreements under which the captive reinsurer assumes a pro rata share of all (i.e., first dollar) losses in return for a pro rata share of the premiums collected.

In 2000, Freddie Mac issued revised Eligibility Criteria for Private Mortgage Insurers that established certain financial requirements for captive reinsurance transactions. These revised requirements contained new, detailed requirements with respect to captive reinsurance transactions. Among other things, the new requirements: (i) mandate that captive reinsurance agreements include risk transfer in accordance with Financial Accounting Standards Board ("FASB") No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts; and (ii) impose capital or rating requirements on captive reinsurers that reinsure more than 25% of the ceded risk or premium under a quota-share or excess-of-loss agreement. Freddie Mac also has the authority to waive these requirements on a case by case basis. In addition, under the terms of the Baynham settlement (see Item 3. Legal Proceedings), PMI must obtain a written opinion of an independent actuary that the net ceded premiums under each captive agreement is "commensurate or reasonably related to the risk transferred" and that there is a real transfer of risk.

To ensure the performance of its captive reinsurers, PMI requires each captive reinsurer to establish a trust account with a National Association of Insurance Commissioner's approved United States domiciled bank and to maintain funds therein in an amount not less than the greater of (i) loss, unearned premium and contingency reserves required to be held under Arizona law, or (ii) 10% of the risk reinsured for excess of loss reinsurance or 5% of the risk reinsured for quota share reinsurance. These estimated liabilities and risk-to-capital ratios are recalculated by PMI on a quarterly basis. All reinsurance premiums payable by PMI are deposited directly into the trust accounts and the captive reinsurers are permitted to make withdrawals from the trust account only if, and to the extent that, the trust balances exceed certain predetermined reserve and risk-to-capital levels and PMI as the sole beneficiary of the trust has expressed written consent for such withdrawal.

Other Risk-Sharing Products

In addition to captive reinsurance, PMI offers other risk-sharing products, including:

     . layered co-insurance, a primary mortgage insurance program under which the insured retains liability for losses between certain levels of aggregate losses; and

     . various products designed for, and in cooperation with, the GSEs and/or lenders that involve some aspect of risk-sharing. Some of these products are executed through negotiated transactions.

Joint Venture - CMG Mortgage Insurance Company

CMG offers mortgage insurance for loans originated by credit unions. CMG is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation, or CMIC. CMIC is part of the CUNA Mutual Group which provides insurance and financial services to credit unions and their members in the United States and other countries. PMI and CMIC both provide services to CMG. At December 31, 2001, CMG had $8.9 billion of primary insurance in force. CMG's financial results are reported in PMI's financial statements under the equity method of accounting. CMG's operating results are not included in PMI's results shown in
Part I of this Form 10-K, unless noted. PMI and CMIC also jointly own CMG Mortgage Assurance Company, or CMGA, which offers mortgage insurance for credit union loans secured by junior liens, and CMG Mortgage Reinsurance Company, which provides reinsurance to CMG and CMGA.

Under the terms of the joint venture arrangement, at the end of fifteen years, or earlier under certain limited conditions, CMIC has the right to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI's interest in CMG for an amount equal to the then current fair market value. For this purpose, fair market value will be determined by agreement between PMI and CMIC or, failing such agreement, through appraisal by nationally recognized investment-banking firms. PMI and CMIC have entered into a capital support agreement for the benefit of CMG in order to maintain CMG's claims-paying ability rating at AA- by Standard & Poor's and AA by Fitch.

CMG has one captive reinsurance agreement and may enter into additional arrangements in the future.

2.   Competition

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry (excluding CMG) consists of seven active mortgage insurers: PMI; Mortgage Guaranty Insurance Corporation; GE Capital Mortgage Insurance Corporation, an affiliate of GE Capital Corporation; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc; Radian Guaranty Inc; Republic Mortgage Insurance Co., an affiliate of Old Republic International; and Triad Guaranty Insurance Corp.

According to the Mortgage Bankers Association of America, for the year ended December 31, 2001, total mortgage originations were $2.1 trillion compared to $1.1 trillion for the year ended December 31, 2000.

U.S. and State Government Agencies

PMI and other private mortgage insurers compete with federal and state government and quasi-governmental agencies that sponsor their own mortgage insurance programs. The private mortgage insurers' principal government competitor is the FHA and, to a lesser degree, the Veterans Administration, or VA. The following table shows the relative mortgage insurance market share of FHA/VA and private mortgage insurers over the past five years.

                                 Federal Government and Private Mortgage Insurance
                                           Market Share (Based on NIW)
                                           ---------------------------
                                              Year Ended December 31,
                                              -----------------------
                                     2001     2000     1999     1998     1997
                                     -----    -----    -----    -----    -----
FHA/VA .......................        37.3%    41.4%    47.6%    43.7%    45.6%
Private Mortgage Insurance ...        62.7     58.6     52.4     56.3     54.4
                                     -----    -----    -----    -----    -----
     Total ...................       100.0%   100.0%   100.0%   100.0%   100.0%
                                     =====    =====    =====    =====    =====

----------
Source: Inside Mortgage Finance

Effective January 1, 2002, the Department of Housing and Urban Development, or HUD, in accordance with its index, increased the maximum single-family loan amount that the FHA can insure from $239,250 to $261,609 in high-cost areas. While there is no maximum VA loan amount, lenders will generally limit VA loans to $240,000. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure. In January 2001, the FHA reduced the up-front mortgage insurance premiums it charges on loans from 2.25% to 1.5% of the original loan amounts. The FHA also has streamlined its down-payment formula making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause future demand for private mortgage insurance to decrease.

Federal Home Loan Bank Mortgage Partnership Finance Program. In October 1999, the Federal Housing Finance Board, or FHF Board, adopted resolutions which authorize each Federal Home Loan Bank, or FHLB, to offer programs to purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program. In July 2000, the FHF Board gave permanent authority to each FHLB to purchase such loans from member institutions without any volume cap. Under the FHF Board's rules, member institutions are also authorized to provide credit enhancement for eligible loans that is not limited to mortgage insurance. Any expansion of the FHLBs' ability to use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm our financial condition and results of operations.

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

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs. One of the GSEs requires mortgage insurers to maintain at least two of the three ratings equal to or higher than AA- by Fitch, AA- by S&P or Aa3 by Moody's. Any change in PMI's eligibility status with either GSE could have a material, adverse effect on our financial condition and results of operations.

The GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained participation mortgages as compared to insured mortgages, increase or reduce required insurance coverage percentages, and alter or liberalize underwriting standards on low down payment mortgages they purchase. Private mortgage insurers, including PMI, are affected by such changes. One of the GSEs has indicated that it is considering adopting and implementing new approval requirements for mortgage insurers. The extent to which these new requirements may alter the guidelines for PMI's business operations, capital requirements and products is not currently known.

In 2001, the maximum single-family principal balance loan limit eligible for purchase by the GSEs was increased in accordance with the applicable index to $275,000 and in January 2002 that limit was raised to $300,700. PMI believes that any increase in this loan limit may positively affect the number of loans eligible for mortgage insurance, thereby increasing the size of the mortgage insurance market.

The GSEs are subject to oversight by HUD. In October 2000, HUD announced new GSE mortgage purchase requirements, known as affordable housing goals. Under these goals that began in 2001, at least 50% of all loans purchased by the GSEs must support low- and moderate-income homebuyers and 31% of such units must be in under-served areas. PMI believes that the GSEs' goals to expand purchases of affordable housing loans have increased the size of the mortgage insurance market. The GSEs also have expanded programs to include commitments to purchase certain volumes of loans with LTV's between 95% and 97%, or 97s, and between 97% and 100%, or 100s.

The Office of Federal Housing Enterprise Oversight, or OFHEO, is required to develop risk-based capital regulations for the GSEs and in July 2001 OFHEO published a risk-based capital rule that specified a risk-based capital stress test that, when applied to the GSEs, determines the amount of capital that a GSE must hold to maintain positive capital throughout a 10-year period of severe economic conditions. The published rule treated credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of "AAA" more favorably than those issued by mortgage insurance companies with "AA" ratings, such as PMI. The rule also provided capital guidelines for the GSEs in connection with their use of other types of credit protection counter parties in addition to mortgage insurers. In December 2001, OFHEO proposed a revised rule and OFHEO finalized the revised rule in February 2002. The finalized rule reduced, but did not eliminate, the differential between the "AAA" and "AA" rated mortgage insurance companies. It is not clear whether the finalized rule will result in the GSEs increasing their use of either AAA-rated mortgage insurers instead of AA-rated entities or credit counter parties other than mortgage insurers due to the more favorable capital treatment afforded to such entities. Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement, or a tiering of mortgage insurers based on their credit rating, could harm our financial condition and results of operations.

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. As discussed above, the GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage or provide for the restructuring of existing mortgage insurance with reduced amounts of primary coverage and the addition of pool coverage. In the past, Freddie Mac stated that it would pursue a permanent charter amendment allowing it to utilize alternative forms of default risk protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. In October 2000, Fannie Mae announced its intention during the next three years to increase its share of revenue associated with the management of mortgage credit risk by retaining mortgage risk previously borne by its "risk-sharing partners," including mortgage insurers.

In 2000 and 2001, the GSEs purchased primary and modified pool insurance coverage on GSE-held loans with down payments exceeding 20%. The GSEs often acquired this mortgage insurance, some of which was written by PMI, through a bidding process. The GSEs are not required by regulation or charter to purchase this coverage and PMI believes that the GSEs purchased this coverage to assist in their risk-to-capital management programs. If the GSEs continue to purchase mortgage insurance on loans with down payments exceeding 20%, it would represent an additional market for private mortgage insurance in the United States.

Freddie Mac's and Fannie Mae's automated underwriting systems, Loan Prospector(SM) and Desktop Underwriter(TM), respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are able to obtain approval for mortgage insurance with any participating mortgage insurer. PMI works with both agencies in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. These automated underwriting systems are used by the GSEs in connection with, among other things, their reduced coverage and high-LTV programs. Generally, PMI's underwriting guidelines allow PMI to place mortgage insurance coverage on any mortgage loans accepted by the GSEs' automated underwriting systems for purchase. A significant portion of PMI's NIW in 2001 consisted of loans accepted by the GSEs' automated underwriting systems.

Mortgage Lenders

PMI and other private mortgage insurers compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate a first mortgage lien with an 80% LTV ratio, a 10% second mortgage lien, and 10% of the purchase price from borrower's funds, or an 80/10/10. This 80/10/10 product and other similar products compete with mortgage insurance as an alternative for lenders selling loans in the secondary mortgage market.

In addition to captive reinsurance arrangements with affiliates of lenders, mortgage insurers share a portion of their coverage with their customers through risk retention arrangements. PMI also offers various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured or on the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate us for the risks associated with the coverage provided to our customers.

Gramm-Leach-Bliley Act

Effective March 2000, the Gramm-Leach-Bliley Act allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting. The Gramm-Leach-Bliley Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products, including mortgage insurance. Any such mortgage insurance subsidiary would be subject to state insurance regulations including capital, reserve and risk diversification requirements and restrictions on the payments of dividends. Further, before any loans insured by the subsidiary are eligible for purchase by the GSEs, the insurance subsidiary must meet the GSEs' eligibility standards that currently require a claims-paying ability rating of at least AA- and the establishment of comprehensive operating policies and procedures. Because aspects of the Gramm-Leach-Bliley Act still require clarification and promulgation and because few bank holding companies have sought to utilize the Gramm-Leach-Bliley Act, we are unable to ascertain the full impact of the Act on PMI.

The Office of the Comptroller of the Currency has granted permission to certain national banks to form a reinsurance company as a wholly owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such bank. The Federal Reserve Board adopted a final rule, effective as of February 2, 2001, that permits similar activities for bank holding companies. The Office of Thrift Supervision has granted permission for subsidiaries of thrift institutions to reinsure private mortgage insurance coverage on loans originated or purchased by affiliates of such thrift's parent organization. The reinsurance subsidiaries of national banks, savings institutions or bank holding companies could become significant competitors of us in the future.

3.   Customers

PMI insures mortgage loans funded by mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. Traditionally, PMI's primary customers have been mortgage bankers with the balance of PMI's customers being savings institutions, commercial banks and other mortgage lenders. As the beneficiary under PMI's master policy is the owner of the insured loan, the purchaser of that loan is entitled to the policy benefits. The GSEs, as the predominant purchasers of conventional mortgage loans in the U.S., are the beneficiaries of the majority of our mortgage insurance coverage.

In 2001, PMI's top ten customers generated approximately 38% of its NIW, compared to approximately 40% in 2000.

In 2001, the mortgage lending industry continued its consolidation trend. A greater percentage of that industry's business in 2001 was originated by large lenders. At least several large lenders, however, rely in part upon mortgage brokers and smaller loan originators, or correspondents, to source and originate loans on their behalf. To date, large lenders generally have allowed their correspondents to control decisions relating to the ordering of mortgage insurance and the selection of particular mortgage insurance providers. PMI anticipates that large lenders in 2002 generally will continue to allow their correspondents to control these decisions. The centralization of these decisions by large lenders, however, could magnify the impact that mortgage lending consolidation has on mortgage insurers. Accordingly, the loss of a large lender as PMI's customer, or a large lender's decision to significantly reduce its business with PMI could, if permanent, have an adverse effect on PMI.

In 2000 and 2001, PMI offered a variety of mortgage insurance products to secondary market participants such as underwriters of mortgage-backed securities and the GSEs. These entities entered into negotiated transactions with PMI pursuant to which PMI insured pools of loans or committed to insure new loan originations on agreed terms. Insurance issued in negotiated transactions may include primary or modified pool insurance or a combination thereof.

4.   Business Composition

A significant percentage of PMI's premiums earned is generated from existing insurance in force and not from NIW. For each of PMI's last four policy years, more than half of the NIW for the year remains in force. The insured, the policy owner or servicer of a loan may cancel insurance coverage at any time.

The composition of PMI's risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

                                                           Risk in Force
                                                         As of December 31,
                                         2001        2000       1999      1998      1997
                                       --------    --------   --------   -------   -------
Primary Risk in Force (in millions)    $ 25,772    $ 23,559   $ 21,159   $19,324   $18,092

LTV:
   97s and above ...................        6.3%        5.7%       4.9%      3.3%      1.8%
   95s .............................       43.3        45.7       46.7      46.3      46.2
   90s and below ...................       50.4        48.6       48.4      50.4      52.0
                                       --------    --------   --------   -------   -------
     Total .........................      100.0%      100.0%     100.0%    100.0%    100.0%
                                       ========    ========   ========   =======   =======

Loan Type:
   Fixed ...........................       90.5%       90.5%      91.4%     89.7%     83.3%
   ARM .............................        9.4         9.4        7.9       9.2      15.2
   ARM (scheduled/potential negative
    Amortization) ...................       0.1         0.1        0.7       1.1       1.5
                                       --------    --------   --------   -------   -------
     Total .........................      100.0%      100.0%     100.0%    100.0%    100.0%
                                       ========    ========   ========   =======   =======

Mortgage Term:
   Over 15 years ...................       99.0%       98.8%      95.6%     94.7%     93.7%
   15 years and under ..............        1.0         1.2        4.4       5.3       6.3
                                       --------    --------   --------   -------   -------
     Total .........................      100.0%      100.0%     100.0%    100.0%    100.0%
                                       ========    ========   ========   =======   =======

Property Type:
   Single-family detached ..........       87.5%       87.3%      87.5%     87.1%     86.3%
   Condominium .....................        5.4         6.0        6.1       6.4       6.8
   Other ...........................        7.1         6.7        6.4       6.5       6.9
                                       --------    --------   --------   -------   -------
     Total .........................      100.0%      100.0%     100.0%    100.0%    100.0%
                                       ========    ========   ========   =======   =======

Occupancy Status:
   Primary residence ...............       96.2%       97.2%      98.0%     98.6%     99.0%
   Second home .....................        1.6         1.5        1.2       1.0       0.8
   Non-owner occupied ..............        2.2         1.3        0.8       0.4       0.2
                                       --------    --------   --------   -------   -------
     Total .........................      100.0%      100.0%     100.0%    100.0%    100.0%
                                       ========    ========   ========   =======   =======

Loan Amount:
   $100,000 or less ................       22.8%       23.2%      24.0%     26.4%     27.3%
   Over $100,000 and up to $250,000        67.2        68.2       68.6      66.1      65.6
   Over $250,000 ...................       10.0         8.6        7.4       7.5       7.1
                                       --------    --------   --------   -------   -------
     Total .........................      100.0%      100.0%     100.0%    100.0%    100.0%
                                       ========    ========   ========   =======   =======

Traditional ........................       84.5%       91.4%      93.2%      N/A       N/A
Non-traditional (Alt A/Less than A)        15.5         8.6        6.8       N/A       N/A
                                       --------    --------   --------
     Total .........................      100.0%      100.0%     100.0%
                                       ========    ========   ========
Pool Risk in Force (in millions):

   GSE Pool ........................   $  801.5    $  785.6   $  681.2   $ 450.3       N/A
   Old Pool ........................    1,114.1     1,391.5    1,407.8       N/A       N/A
   Modified Pool ...................      554.1       163.5      100.4      42.4       N/A
   Other traditional pool ..........        6.2         5.9        3.9       N/A       N/A

.. Fixed v. Adjustable Rate Mortgages. Relatively low interest rates between 1996 and 2001 resulted in an increasing percentage of mortgages insured by PMI at fixed rates of interest. Based on PMI's experience, fixed rate loans represent less risk than adjustable rate mortgages, or ARMs, because claim frequency on ARMs is generally higher than on fixed rate loans.

.. High LTV Loans. The composition of PMI's NIW and risk in force includes 95s, which in PMI's experience have claims frequency approximately one and a half times that of 90s. PMI also offers coverage for mortgages with LTV's in excess of 95% and PMI believes that these loans have higher risk characteristics than 95s.

.. Non-Traditional Loans. PMI's NIW and risk in force also includes non-traditional loans, chiefly Alternative A and Alternative A- loans and less than A quality mortgages. Loan characteristics, credit quality, loss development, pricing structures and persistency on non-traditional loans can be significantly different and riskier than PMI's traditional prime business, and non-traditional loans generally do not meet the standard underwriting guidelines of the GSEs. Non-traditional loans represented approximately 19% of PMI's 2001 NIW and 20% of PMI's NIW in 2000.

Management expects higher default rates and claim payment rates for ARMs, high LTV loans and non-traditional loans and incorporates these assumptions into its pricing. However, there can be no assurance that the premiums earned on ARMs, high LTV loans, non-traditional loans and the associated investment income will prove adequate to compensate for future losses from these loans.

Changes in Coverage Percentages. The severity of a claim on an insured loan depends in part upon the specified coverage percentage for that loan. Deeper coverage on a loan increases the potential severity of a claim on that loan. Accordingly, PMI generally charges higher premium rates for deeper coverage (higher coverage percentages).

     . PMI's average coverage percentage was 23% for NIW in 2001 and 24% for NIW in 2000.

     . PMI's percentage of NIW comprised of 95s with 30% coverage (deep coverage) decreased from 25% for the year ended December 31, 2000 to 23% for the year ended December 31, 2001. This decrease was due in part to PMI's execution in 2001 of certain negotiated transactions that included mortgage loans with lower coverage percentages, and to the large refinance mortgage market in 2001 that resulted in PMI insuring a greater percentage of 90s than 95s.

     . The percentage of NIW made up of 90s with 25% coverage (deep coverage) was 32% at December 31, 2001 and 27% at December 31, 2000.

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

In light of continuing mortgage lender consolidation and the increasing dominance of the largest mortgage originators, PMI's sales force is organized tactically, focusing on customer relationships with an emphasis on "national accounts," PMI's large lender customers. As a result of PMI's increasing negotiated transactions business, PMI has dedicated additional resources to focus on PMI's negotiated transactions customers.

Mortgage Insurance Acquisition Channels. To obtain mortgage insurance on a specific mortgage loan a customer typically submits to PMI an application and supporting documentation. If the loan is approved for mortgage insurance, PMI issues a certificate of insurance to the customer. Historically, the customer's application and PMI's response have been paper transactions executed via mail, courier or facsimile. During the last several years, however, advances in technology have enabled PMI to offer its customers the option of electronic submission of applications and receipt of insurance commitments and certificates. In 2001, 52% of PMI's primary insurance commitments (excluding negotiated transactions) were issued electronically, compared to 23% in 2000.

A growing number of PMI's customers require that PMI provide its products and services electronically. Many of these customers also require that PMI customize its electronic delivery methods to their particular technology platforms. An increasing portion of PMI's NIW is delivered electronically. Management expects these trends to continue and, accordingly, believes that it is essential for PMI to continue to invest substantial resources to maintain electronic connectivity with its customers. In some instances, connectivity has become a primary factor used by mortgage originators to choose a mortgage insurer.

While development and customization costs are substantial, electronic acquisition and delivery of mortgage insurance benefits PMI. E-commerce reduces paperwork for both PMI and its customers, streamlines the mortgage insurance application process, reduces errors associated with re-entering information and increases the speed with which PMI is able to respond to applications, all of which can enhance PMI's relationship with lenders while reducing acquisition costs. PMI's electronic acquisition channels, once developed, require significantly less per transaction human effort than PMI's traditional paper acquisition channels. Examples of PMI's electronic acquisition channels include:

     . e-PMI(R). PMI introduced its electronic delivery channel for mortgage insurance, "e-PMI," in 1999. PMI's customers can order mortgage insurance directly from the e-PMI web-site or, in the case of certain lenders, by using an embedded link that "frames" e-PMI within the customer's own site. e-PMI offers users real-time access to, among other things, mortgage insurance origination services, mortgage insurance rates, and premium payment and refund information.

     . EDI. PMI accepts applications for insurance electronically through electronic data interchange, or EDI, links with lenders. EDI links typically run over value-added networks and use industry-standard data sets to exchange information.

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

     . Loan Characteristics. PMI analyzes four general characteristics of the loan product to quantify risk: (1) LTV; (2) type of loan instrument;
          (3) type of property; and (4) purpose of the loan. Certain categories of loans are generally not insured by PMI because such loans are deemed to have an unacceptable level of risk, such as loans with scheduled negative amortization.

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

PMI uses national and territorial underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. PMI has developed and refined the national guidelines over time, taking into account its loss experience and the underwriting guidelines of the GSEs. PMI's underwriting guidelines generally allow PMI to place mortgage insurance coverage on any mortgage loans accepted by the GSEs' automated underwriting systems for purchase by the GSEs.

PMI expects its underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI's underwriting guidelines. Accordingly, PMI's underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and have discretionary authority to insure loans which are substantially in conformance with PMI's published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval. PMI also offers pre-loan and post-loan credit counseling to borrowers with high-LTV loans.

PMI's underwriting guidelines are based, in part, upon analysis performed by its automated underwriting system, the pmiAURA(SM) System. The pmiAURA System employs claim and risk statistical models to predict the relative likelihood of default by a mortgage borrower and it assigns risk scores predicting the likelihood of default. The pmiAURA System's database contains performance data on more than 3.5 million loans, and includes economic and demographic information to enhance its predictive power.

The pmiAURA System can generate several types of scores, including: a loan risk score that assesses the risk solely due to the borrower and loan and property characteristics that are independent of market risk; a market score which is a measure of the default risk due solely to the economic conditions of a specific metropolitan area and a total risk score that combines the information in the loan risk and market scores. As an added benefit, pmiAURA's extensive database provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key factors. These reports allow PMI's underwriting management to monitor risk quality on a daily basis and to formulate long-term responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI's underwriting guidelines. pmiAURA is approved by the Wall Street rating agencies as an effective tool for establishing levels of credit support needed on securities backed by non-conforming, conventional loans. Underwriting Process

Underwriting Process

Delegated Underwriting. The majority of PMI's NIW is underwritten pursuant to PMI's Partner Delivered Quality Program, or PDQ Program. The PDQ Program is a delegated underwriting program that allows approved lenders to determine whether loans meet program guidelines and requirements and are thus eligible for mortgage insurance. At present, more than 1,260 lenders approve applications under the PDQ Program. PMI's delegated business accounted for approximately 55% and 50% of PMI's NIW in 2001 and 2000, respectively. Delegated underwriting enables PMI to meet mortgage lenders' demands for immediate insurance coverage of certain loans. Delegated underwriting has become standard industry practice.

Under the PDQ Program, customers use their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. Upon receipt of delegated loans, PMI uses pmiAURA to evaluate their key loan risk characteristics and to monitor the quality of delegated business on an ongoing basis. Additionally, PMI audits a representative sample of loans insured by lenders participating in the PDQ Program on a regular basis to determine compliance with program requirements. If a lender participating in the program commits PMI to insure a loan which fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions to coverage, for example, maximum loan-to-value criteria. Loans that are not eligible for the PDQ Program may be submitted to PMI for insurance coverage through the standard application process.

PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans because: (i) only qualified lenders who demonstrate average or above-average underwriting proficiency are eligible for the program; (ii) only loans meeting average or above average underwriting eligibility criteria are eligible for the program; and (iii) PMI has the ability to monitor the quality of loans approved for insurance under the PDQ Program with proprietary risk management tools and an on-site audit of each PDQ lender.

Non-delegated Underwriting. Customers that are not approved to participate in the PDQ Program generally must submit to PMI an application for each loan, supported by various documents. Applications submitted to PMI by mortgage lenders generally include a copy of the borrower's loan application, an appraisal report or other statistical evaluation on the property by either the lender's staff appraiser or an independent appraiser, and a written credit report on the borrower. Verifications of the borrower's employment, income and funds needed for the loan closing are also required, unless the loan is submitted by a lender that has been approved to participate in PMI's Quick Application Program. This program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders' files on loans submitted under this program.

Once the loan package is received by PMI's home or field underwriting offices, key borrower, property and loan product information are extracted from the file and analyzed by the underwriter and/or the pmiAURA System. PMI generally responds within one business day after it receives an application and supporting documentation. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted business and reduce the rejection rate.

Negotiated Transactions. Negotiated transactions frequently involve a customer's delivery of a portfolio of loans to PMI. Negotiated transactions require both loan-by-loan analysis and evaluation of the loan portfolio as a whole. While the underwriting process for negotiated transactions varies, underwriting steps generally include:

     . Obtaining complete data files from customer including all PMI required elements;

     . Preparation and review of stratification summaries of the loans by various loan risk factors, such as borrower credit characteristics, LTV, loan type and property type;

     . Review of loan group by PMI's Credit Policy department including identification and exclusion of uninsurable loans;

     . Due diligence underwriting of sample loan files and review of loan originator and loan servicer; and

     . Analysis of loans by PMI's proprietary claims modeling system specifically tailored to negotiated transactions.

Contract Underwriting

Contract underwriting services are provided by PMI's wholly owned subsidiary, PMI Mortgage Services Co., or MSC. MSC enables customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. MSC provides contract underwriting services for mortgage loans for which PMI provides mortgage insurance and for loans for which PMI does not. MSC also performs the contract underwriting activities of CMG.

As a part of its contract underwriting services, MSC provides monetary and other remedies to its customers in the event that MSC fails to properly underwrite a mortgage loan. Such remedies may include: (1) the purchase of additional or "deeper" mortgage insurance; (2) assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or
(3) issuance of indemnifications to customers in the event that the loans default for varying reasons including, but not limited to, underwriting errors by MSC. Generally, the scope of these remedies is in addition to those contained in PMI's master primary insurance policies. Worsening economic conditions or other factors that could lead to increases in PMI's default rate could also cause the number and severity of the remedies that must be offered by MSC to increase. Such an increase could have a material effect on our financial condition.

Contract underwriting services are important to mortgage lenders as they continue to seek to reduce costs. New policies processed by contract underwriters represented 26% of PMI's NIW in 2001 compared with 23% in 2000. PMI anticipates that loans underwritten by MSC will continue to make up a significant percentage of PMI's NIW and that contract underwriting will remain the preferred method among many mortgage lenders for processing loan applications. The number of contract underwriters deployed by us is directly related to the volume of mortgage originations and/or refinancing.

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

PMI has also established partnerships with numerous national organizations to mitigate affordable housing risks and expand the understanding of responsibilities of home ownership. These community partners include Consumer Credit Counseling Services, Neighborhood Reinvestment Corp. and the affiliated Neighborhood Housing Services of America, the National Black Caucus, Social Compact, the National American Indian Housing Conference, the AFLCIO Housing Advancement Trust and the American Homeownership and Counseling Institute. In addition, PMI has developed partnerships with local organizations in an effort to expand home ownership opportunities and promote community revitalization. Included among these organizations are the Oakland, California based Unity Council, the San Francisco Chinatown Community Development Corporation, the Orange County Affordable Home Ownership Alliance, the East Los Angeles Community Corporation and several Native American nations. Finally, PMI has partnered with the Los Angeles chapter of Consumer Credit Counseling Services to sponsor and present seminars which provide consumers with the tools they need to identify and avoid being victimized by predatory lending practices.

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

8.   Defaults and Claims

Defaults

PMI's claim process begins with notification of a default from the insured on an insured loan. "Default" is defined in PMI's master policy as the borrower's failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. In most cases, defaults are reported earlier. PMI's insureds typically report defaults within approximately 60 days of the initial default. Borrowers default for a variety of reasons, including the reduction of income, unemployment, divorce, illness, the inability to manage credit, and the level of interest rates. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result in most cases in a claim to PMI.

The following tables show the number of loans insured, the number of loans in default and the default rate for PMI's primary insurance portfolio.

                                                       At December 31,
                                                      ---------------
                                        2001       2000       1999       1998       1997
                                      -------    -------    -------    -------    -------
Primary Insurance
Number of Insured Loans in Force ...  905,906    820,213    749,591    714,210    698,831
Number of Loans in Default .........   25,907     18,093     15,893     16,528     16,638
Default Rate .......................     2.86%      2.21%      2.12%      2.31%      2.38%

At December 31, 2001, PMI's default rate for primary insurance acquired through negotiated transactions was 5.5%. PMI's default rate for its pool insurance portfolio excluding Old Pool at December 31, 2001 was approximately 1.3% compared to approximately 0.7% at December 31, 2000.

We believe that the higher default rate for negotiated transactions than for primary and pool insurance is due to the greater concentration of non-traditional loans in negotiated transactions. We believe that loans in PMI's developing non-traditional primary book (Alternative A or A- and less than A quality loans) will have higher ultimate default and claim rates than loans in PMI's traditional book. We expect the default rate on PMI's entire primary insurance portfolio to increase in 2002 due to forecasted increases in unemployment and the continuing maturation of the portfolio.

Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI's risk in force as of.

                                                      Primary Default Rates by Region(1)
                                                      ----------------------------------
                                                               As of Period End,
                                                               -----------------
                                         2001                        2000                        1999
                                         ----                        ----                        ----
Region                         Q4     Q3     Q2     Q1     Q4     Q3     Q2     Q1     Q4     Q3     Q2     Q1
------                        ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Pacific(2) ...................2.67   2.49   2.09   2.16%  2.13%  2.01%  2.03%  2.19%  2.31%  2.31%  2.28%  2.64%
New England(3)................1.50   1.81   1.45   1.66   1.69   1.52   1.44   1.61   1.88   1.51   1.55   1.69
Northeast(4)..................3.07   2.87   2.42   2.72   2.64   2.37   2.37   2.53   2.64   2.62   2.54   2.87
South Central(5)..............2.75   2.43   2.00   1.98   2.01   1.75   1.65   1.73   1.81   1.74   1.64   1.78
Mid-Atlantic(6)...............2.50   2.26   1.97   2.17   2.09   2.01   1.97   2.07   2.11   2.17   2.04   2.21
Great Lakes(7)................3.47   3.06   2.52   2.31   2.45   2.02   1.94   1.78   1.95   1.91   1.85   1.91
Southeast(8)..................3.09   2.75   2.25   2.47   2.47   2.21   2.13   2.21   2.31   2.18   2.02   2.25
North Central(9)..............2.76   2.42   1.94   2.05   1.97   1.79   1.71   1.69   1.67   1.70   1.67   1.88
Plains(10)....................2.67   2.46   2.00   1.89   1.80   1.73   1.68   1.67   1.65   1.78   1.59   1.76
    Total Portfolio...........2.86   2.57   2.12   2.22   2.21   1.99   1.93   2.01   2.12   2.07   1.99   2.22

----------
 (1) Default rates are shown by region on location of the underlying property.
 (2) Includes California, Hawaii, Nevada, Oregon and Washington.
 (3) Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
 (4) Includes New Jersey, New York and Pennsylvania.
 (5) Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
 (6) Includes Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
 (7) Includes Indiana, Kentucky, Michigan and Ohio.
 (8) Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
 (9) Includes Illinois, Minnesota, Missouri and Wisconsin.
(10) Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

                                           PMI's Default Rates for Top 10 States by
                                                   Primary Risk in Force(1)
                                                   ------------------------
                                 Percent
                                Of PMI's                    Default
                             Primary Risk in                 Rate
                               Force as of                   As of
                               December 31,              December 31,
                             ---------------             ------------
                                   2001        2001   2000   1999   1998   1997
                                   ----        ----   ----   ----   ----   ----
California ...............         12.5%       2.56%  2.26%  2.59%  3.15%  3.73%
Florida ..................          8.5        3.03   2.91   3.00   3.08   2.93
Texas ....................          6.8        2.86   2.13   2.06   2.18   2.25
Illinois .................          4.9        3.16   2.34   2.01   2.35   2.56
Washington ...............          4.4        2.72   1.75   1.62   1.58   1.66
New York .................          4.7        3.22   2.94   2.85   2.98   2.94
Pennsylvania .............          3.6        3.11   2.47   2.38   2.64   2.38
Georgia ..................          3.8        3.11   2.31   1.95   2.01   1.87
Virginia .................          2.9        1.87   1.43   1.42   1.55   1.67
Massachusetts ............          2.5        2.04   1.66   1.49   1.67   1.67
Total Portfolio ..........                     2.86   2.21   2.12   2.31   2.38

--------------
(1) Top ten states as determined by primary risk in force as of December 31, 2001. Default rates are shown by states based on location of the underlying property.

Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on PMI's experience, the majority of claims on traditional primary loans occur in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Primary insurance written from the period of January 1, 1996 through December 31, 1999 represented 34% of PMI's primary insurance in force at December 31, 2001. This portion of PMI's book of business is in its expected peak claim period with respect to traditional primary loans. (We believe that loans in PMI's non-traditional primary book will have earlier incidences of default than loans in PMI's traditional book. Non-traditional loans represented 15% of PMI's primary insurance in force at December 31, 2001, and 9% and 7% at December 31, 2000 and 1999, respectively.) The following table sets forth the dispersion of PMI's primary insurance in force and risk in force as of December 31, 2001, by year of policy origination and average annual mortgage interest rate since PMI began operations in 1972.

                                         Insurance and Risk in Force by Policy Year
                                                  and Average Coupon Rate
                                                  -----------------------
                             Average        Primary          Percent      Primary       Percent
Policy Year                  Rate(1)   Insurance in Force   of Total    Risk in Force   of Total
-----------                  -------   ------------------   ---------   -------------   --------
                                        (In thousands)                  (In thousands)
1972-1992.................     9.3%      $  2,615,139           2.4%     $   531,165       2.1%
1993......................     7.3          3,632,710           3.3          738,210       2.9
1994......................     8.4          2,629,919           2.4          565,120       2.2
1995......................     7.9          2,251,172           2.1          593,615       2.3
1996......................     7.8          3,525,997           3.2          946,531       3.7
1997......................     7.6          4,122,341           3.8        1,099,208       4.3
1998......................     6.9         13,256,673          12.1        3,369,698      13.1
1999......................     7.4         16,544,382          15.2        4,144,761      16.1
2000......................     8.1         15,815,895          14.5        3,695,786      14.3
2001......................     7.0         44,763,453          41.0       10,087,763      39.1
                                         ------------         -----      -----------     -----
Total Portfolio...........               $109,157,681         100.0%     $25,771,857     100.0%
                                         ============         =====      ===========     =====

(1) Average annual mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

Claims and Policy Servicing

Direct primary claims paid by PMI in 2001 increased to $76.9 million from $66.7 million in 2000. GSE Pool claims paid by PMI in 2001 increased to approximately $5.4 million from approximately $1.5 million in 2000.

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

Under the terms of PMI's primary master policy, the insured is required to file a claim with PMI no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. An insurance "claim amount" includes:

     .    the amount of unpaid principal due under the loan;

     . the amount of accumulated delinquent interest due on the loan, excluding late charges, to the lesser of the date of claim filing or sixty days following the acquisition of title to the underlying property;

     . certain expenses advanced by the insured such as hazard insurance premiums, property preservation expenses and property taxes to the date of claim filing; and

     .    certain foreclosure costs, including attorneys' fees.

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

Within 60 days after a claim and supporting documentation have been filed, PMI has the option of:

     . paying the coverage percentage specified in the certificate of insurance multiplied by the claim amount;

     . in the event the property is sold pursuant to an arrangement made prior to or during the 60-day period after the claim is filed, which we refer to as a prearranged sale, paying the lesser of (1) 100% of the claim amount less the proceeds of sale of the property or (2) the coverage percentage multiplied by the claim amount; or

     . paying 100% of the claim amount in exchange for the insured's conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired under this option are included on PMI's balance sheet in other assets as residential properties from claim settlements, also known as REO.

PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment. However, PMI generally settles by paying the coverage percentage multiplied by the claim amount. In 2001 and 2000, PMI settled 21% and 27%, respectively, of the primary claims processed for payment on the basis of a prearranged sale. In both 2001 and 2000, PMI exercised the option to acquire the property on approximately 12% of the primary claims processed for payment. At December 31, 2001, PMI owned $31.1 million and at December 31, 2000 PMI owned $26.8 million of REO valued at the lower of cost or estimated realizable value. This increase resulted primarily from increases in the number and value of REO.

The ratio of the claim paid to the original risk in force relating to such loan is referred to as "claim severity" and is a factor that influences PMI's losses. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and the foreclosure expenses. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales and other early workout efforts help to reduce overall severity. The average primary claim severity level has decreased from 100% in 1994 to 76% in 2001. PMI's primary claim severity level in 2000 was 72%.

Technology for Claims and Policy Servicing

Technology is an integral part of the claims and policy servicing process and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies, mitigating losses and improving customer service. With increasing frequency, PMI's customers expect PMI to offer them technological solutions with respect to claims submission, claim payment and policy servicing.

Defaults and Claims. PMI, through its automatic default reporting process, or ADR, allows paperless reporting of default information by the insured. PMI uses an automated claim-for-loss worksheet program that compiles pertinent data while automatically calculating the claim amount and predicting the best settlement alternative. To enhance efficiencies and ease of use for its customers, PMI developed Document Free ClaimEaseSM, which is designed to require only an addendum to the uniform claim-for-loss worksheet, thereby reducing paperwork and resulting in more rapid claims settlements. PMI offers customers the option of receiving claim payments by direct deposit to their bank accounts rather than by check. To contain costs and expand internal efficiencies, PMI uses optical imaging in its claims functions allowing PMI to eliminate the transfer and storage of documents relating to claims.

Policy Servicing. PMI has developed several technology tools with respect to policy servicing and claims. Introduced in 2001, e-PMI ServicingSM provides access to PMI's servicing database via the Internet, allowing customers and servicers to initiate policy coverage and servicing transfers, notify PMI of defaults, file primary insurance claims, and verify premium, payment and refund information. In addition, PMI offers pmiPHONE-CONNECT, a voice response application that enables the insured to access PMI's database via telephone to initiate policy coverage, inquire on the status of coverage, and to obtain information on billing, refunds and renewals. Similar inquiries and exchanges of information between customers and PMI are available via EDI.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of each successive year after the year of original policy issuance ("policy year"), expressed as a percentage of the cumulative premiums written on such policies.

 Years                          Percentage of Cumulative Losses Paid
 Since                             To Cumulative Premiums Written
Policy
 Issue                          Policy Issue Year (Loan Closing Year)

         -------------------------------------------------------------------------------
          1980    1981    1982    1983    1984   1985   1986   1987   1988   1989   1990
         -------------------------------------------------------------------------------
    1      0.4     0.4     0.9     0.3     0.2     --    0.1    0.0     --     --     --
    2     11.8    23.3    38.1    14.8     9.8    4.5    1.5    0.4    0.1    0.3    0.7
    3     39.2    90.4   112.1    47.3    44.0   18.7    5.2    2.0    2.0    3.6    7.1
    4     74.2   139.3   166.3    83.0    83.1   35.2    8.7    5.1    6.1   10.8   17.8
    5     95.5   168.3   180.9   129.3   114.3   47.4   12.2    9.7   11.6   21.9   31.7
    6    100.8   168.0   229.6   165.9   127.1   56.4   15.6   13.1   18.5   32.4   41.8
    7     90.8   184.8   251.0   177.5   135.9   60.7   18.5   17.5   23.1   40.3   50.5
    8     98.5   197.3   265.4   184.6   139.3   63.0   21.3   20.7   26.2   45.7   56.2
    9    107.8   203.6   265.7   187.7   141.9   65.0   24.1   23.0   29.1   49.6   59.2
   10    111.4   205.6   264.4   189.8   142.6   65.3   25.8   25.1   31.5   51.7   60.9
   11    113.0   207.1   263.8   191.0   142.9   65.9   27.4   26.5   33.6   52.8   61.4
   12    114.1   208.8   264.4   191.3   142.6   65.8   28.4   27.8   34.6   53.1   61.4
   13    114.6   208.9   263.3   191.1   142.1   65.8   28.8   28.4   35.0   53.3
   14    115.0   209.8   262.2   190.6   141.7   65.9   29.0   28.6   35.2
   15    115.1   209.5   261.5   190.1   141.5   66.0   29.1   28.5
   16    115.3   209.2   260.8   189.8   141.3   66.0   29.1
   17    115.5   208.9   260.4   189.5   141.0   66.0
   18    115.5   208.5   259.8   189.5   140.9
   19    115.5   208.1   259.6   189.5
   20    115.4   208.1   259.6
   21    115.4   208.0
   22    115.3

         -------------------------------------------------------------------------------
          1991    1992    1993    1994    1995   1996   1997   1998   1999   2000   2001
         -------------------------------------------------------------------------------
   1        --      --      --      --     0.1    0.0    0.0     --    0.1    1.2    1.1
   2       0.8     1.1     1.0     1.0     2.8    2.9    2.3    1.2    2.7   10.2
   3       6.6     6.9     5.5     6.5    10.4    8.3    5.8    3.8    5.9
   4      16.9    16.3    13.4    13.7    15.4   11.9    8.7    5.7
   5      28.9    28.3    18.7    18.0    18.2   14.2   10.4
   6      39.8    36.1    21.1    20.1    19.2   15.3
   7      47.4    40.3    21.9    20.9    20.1
   8      51.3    41.5    22.0    21.3
   9      52.7    41.3    21.8
  10      52.6    41.1
  11      52.7

The above table shows that, measured by cumulative losses paid relative to cumulative premiums written ("cumulative loss payment ratios"), the performance of policies originally issued in the years 1980 through 1984 was adverse, with cumulative loss payment ratios for those years ranging from 115.3% to 259.6% at the end of 2001. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the "Oil Patch" states. In 1985, PMI adopted substantially more conservative underwriting standards that, along with increased premium rates and generally improving economic conditions, are believed by us to have contributed to the lower cumulative loss payment ratios in subsequent years.

The table also shows the general improvement in PMI's cumulative loss payment ratios since policy year 1982. This reflects both improved claims experience for the more recent years and the higher premium rates charged by PMI beginning in 1985. Policy years 1986 through 1988 generally have had the best cumulative loss payment ratios of any years since 1980. Policy years 1989 through 1992 displayed somewhat higher loss payment ratios than 1986 through 1988 at the same age of development. This was due primarily to the increased refinancings of mortgages originating in policy years 1989 to 1992 which resulted in reduced aggregate premiums and led to higher default rates on California loans. For policy years 1993 through 1999, cumulative losses have been developing at a favorable rate for PMI due to improving economic conditions.

In 2000 and 2001, PMI expanded its product offerings to include insurance for non-traditional loans. Non-traditional loans generally have shorter lives and earlier incidences of default than traditional "A quality" loans. These earlier incidences of default have resulted in a larger than normal number of claims already paid in calendar years 2000 and 2001 on loans insured during those years. Claim payments, when divided by the relatively small amount of written premium on loans insured, have resulted in a cumulative claim payment ratio for the 2000 policy year of 10.2% at December 31, 2001. This ratio represents 784 policies issued in 2000 upon which claims were paid in 2000 and 2001.

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

PMI's reserving process for primary insurance is based on default notifications received by PMI in a given year (the "report year method"). In the report year method, ultimate claim rates and average claim amounts selected for each report year are estimated based on past experience. Claim rates and amounts are also estimated by region for the most recent report years to validate nationwide report year estimates that are then used in the normal reserving methodology. For each report year the claim rate, estimated average claim amount and the number of reported defaults are multiplied together to determine the amount of direct incurred losses for that report year. Losses paid to date for that report year are subtracted from the estimated report year incurred losses to obtain the loss reserve for that report year. The sum of the reserves for all report years yields the total loss reserve on reported defaults.

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

PMI's Actuarial Services department performs the loss reserve analysis. On the basis of such loss reserve analysis, we believe that the loss reserves are, in the aggregate, computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations to which it is subject. We also believe that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of its policies and agreements.

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

Effective January 1, 2001, PMI commenced reinsuring its wholly owned Australia subsidiary, PMI Mortgage Insurance Ltd, on an excess-of-loss basis. Under the terms of the agreement, for each of the 2001-2005 calendar years, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 130% of PMI Mortgage Insurance Ltd's net earned premiums for each year, but not losses that exceed 220% of such net earned premiums.

Certain states limit the amount of risk a mortgage insurer may retain to 25% of the indebtedness to the insured and, as a result, the deep coverage portion of such insurance over 25% must be reinsured. To minimize reliance on third party reinsurers and to permit PMI and CMG to retain the premiums (and related risk) on deep coverage business, The PMI Group formed several wholly owned subsidiaries including Residential Guaranty Co., or RGC, Residential Insurance Co., or RIC, PMI Mortgage Guaranty Co., or PMG, and, together with CMIC (CMG's co-owner), CMG Re to provide reinsurance of such deep coverage to PMI and CMG. PMI and CMG use reinsurance provided by its reinsurance subsidiaries solely for purposes of compliance with statutory coverage limits. The PMI Group's reinsurance subsidiaries generally have the ability to write direct mortgage insurance and to provide reinsurance to unaffiliated mortgage insurers.

In 1997, PMI began offering GSE pool insurance to select lenders and aggregators. In connection with the pool policies issued, PMI may only retain 25% of the risk covered by such policies. PMI reinsures the remaining risk though RGC, PMG and RIC.

In addition, in 1999, PMI acquired Pinebrook Mortgage Insurance Company, or Pinebrook, from Allstate Insurance Company. Pinebrook's sole business at the present time is to provide excess-of-loss coverage to PMI on certain pool insurance policies issued by PMI during the early 1990s.

As discussed in Section B.1, Products, above, PMI also reinsures portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders.

10.  Regulation

State Regulation

General. Our insurance subsidiaries are subject to comprehensive, detailed regulation intended for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of scrutiny of and control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the performance of contractual obligations to policyholders.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other types of insurance. The non-insurance subsidiaries of The PMI Group are not subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

Insurance Holding Company Regulation. All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The states also regulate transactions between insurance companies and their parents and affiliates. Generally, such regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory policyholders' surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its needs.

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona based on its ownership and affiliation with PMI, PMG, RGC and RIC ("Arizona Insurers"). The Arizona insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between The PMI Group and its Arizona Insurers, or any one of them with each other or with any other affiliate. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of the voting securities of The PMI Group or any one of the Arizona Insurers unless such person files a statement and other documents with the Arizona Director of Insurance and obtains the Director's prior approval after a public hearing is held on the matter. In addition, material transactions between The PMI Group, PMI, PMG, RGC and RIC and their affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with PMI or PMG, RGC and RIC. "Control" is presumed to exist if 10% or more of PMI's or PMG's, RGC's and RIC's voting securities is owned or controlled, directly or indirectly, by a person, although the Arizona Director of Insurance may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, Arizona law requires that the Arizona Director of Insurance be given 30-day prior notice of most types of agreements and transactions between an insurance company and any affiliate, including, but not limited to, investments, loans, sales, purchases, exchanges, guarantees, reinsurance agreements, and management/cost allocation/service agreements, and the Director is authorized to deny any transactions that do not meet applicable standards of fairness and soundness.

The Insurance Holding Company laws and regulations are substantially similar in Florida (where APTIC is domiciled), Illinois (where Pinebrook is domiciled) and Wisconsin (where CMG, CMG Re, CMGA, CLIC and WMAC Credit are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective state of domicile. Under Florida law, however, regulatory approval must be obtained prior to the acquisition, directly or indirectly, of 5% or more of the voting securities of APTIC or The PMI Group (compared to 10% in Arizona). The applicable requirements of Wisconsin law are similar to those of Arizona law regulating insurance holding companies. Similarly, Pinebrook, an Illinois-domiciled insurer is subject to that state's holding company laws, which are substantially similar to Arizona's. For purposes of Arizona, Florida, Illinois and Wisconsin law, "control" means the power to direct or cause the direction of the management of an insurer, whether through the ownership of voting securities, by contract or otherwise, subject to certain exceptions.

Reserves. PMI, RGC, PMG and RIC are required under the insurance laws of Arizona and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Pinebrook is subject to the same requirement under Illinois law, as are CMG, CMG Re, CMGA, CLIC and WMAC Credit under Wisconsin law. The insurance laws of the various states, including Florida, impose additional reserve requirements applicable to title insurers such as APTIC. For example, title insurers must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute, and are subject to limitations with respect to the level of risk they can assume on any one contract. At December 31, 2001, PMI had statutory policyholders' surplus of $190.8 million and statutory contingency reserve of $1.7 billion.

Dividends. PMI's ability to pay shareholder dividends is limited, among other things, by the insurance laws of Arizona and other states. (Although none of the other Arizona insurers have ever paid shareholder dividends, they are subject to the same statutory limitations as PMI.) Under Arizona law, PMI may pay dividends out of available surplus without prior approval of the Arizona Insurance Director, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders' surplus as of the preceding calendar year end, or (ii) the preceding calendar year's investment income. In accordance with the foregoing, PMI is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to The PMI Group of $19.7 million in 2002 without prior approval of the Arizona Director. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director. In 2001, PMI paid shareholder dividends to The PMI Group of $50 million, which was paid in two $25 million installments in October and December. These amounts would be added to any proposed dividends to be paid within the subsequent twelve months to determine if such future dividends were "extraordinary" and, as such, would require the Director's prior approval. The Director may approve of an extraordinary dividend if he or she finds that, following the distribution, the insurer's policyholders' surplus is reasonable in relation to its liabilities and adequate to its financial needs. The Director is also required to approve a return of capital from PMI's contributed capital.

In addition to Arizona, other states may limit or restrict PMI's ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

CMG faces shareholder dividends/distributions restrictions under Wisconsin laws similar to those faced by PMI in Arizona. CMG, like PMI, is also subject to other state laws restricting or limiting a mortgage insurer's ability to declare or pay shareholder dividends, including California, Illinois and New York. CMG Re and CMGA in Wisconsin and Pinebrook in Illinois are subject to substantially similar requirements and limitations on shareholder dividends, but none of these entities has paid a shareholder dividend or expects to do so in the near future. PMI acquired CLIC and WMAC Credit in August of 2001 from WMAC Investment Corp., an affiliate of Leucadia National Corporation. Although these Wisconsin domiciled insurers paid extraordinary dividends under their prior ownership, PMI does not expect them to declare or pay shareholder dividends in the immediate future. (Our title insurance company, American Pioneer Title Insurance Co., also faces shareholder dividend/distributions restrictions. These and other regulatory restrictions are discussed in Item 1.C.2, Title Insurance.)

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

Premium Rates and Policy Forms. PMI and CMG's premium rates and policy forms are subject to regulation in every state in which each is licensed to transact business in order to protect policyholders both against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to being justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

Reinsurance. Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurers. Under such laws, if a reinsurer is not admitted or accredited in such states, the domestic company ceding business to the reinsurer (e.g., PMI) cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. Arizona prohibits reinsurance unless the reinsurance arrangements meet certain requirements even if no statutory financial statement credit is to be taken. In addition, Arizona and several other states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the entire indebtedness to the insured. Coverage in excess of 25% must be reinsured.

Examination. PMI, PMG, RGC, RIC, APTIC, CMG, CMG Re, CMGA, CLIC, WMAC Credit and Pinebrook are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. In lieu of examining a foreign insurer, the Commissioner may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Likewise, the Insurance Departments of Florida, Illinois and Wisconsin perform periodic financial and market conduct examinations of insurers domiciled in their jurisdictions.

Federal Laws and Regulation

In addition to federal laws that directly affect mortgage insurers, private mortgage insurers including PMI are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders; by purchasers of mortgage loans such as Freddie Mac and Fannie Mae; and by governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a materially adverse effect on PMI. Legislation that increases the number of persons eligible for FHA or VA mortgages could have a materially adverse effect on our ability to compete with the FHA or VA.

The Homeowners Protection Act, effective July 29, 1999, provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. The Homeowners Protection Act applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after the effective date of the Act. FHA loans are not covered by the Homeowners Protection Act. Under the Homeowners Protection Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio, or LTV, reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a "good payment history" as defined by the Act.

The Real Estate Settlement and Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by PMI and related regulations provide that mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states including Arizona prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The recently renewed interest of HUD in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

Home Mortgage Disclosure Act. Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through their trade association Mortgage Insurance Companies of America, or MICA, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council, or MFIEC, to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Mortgage lenders are subject to various laws, including HMDA, RESPA, the Community Reinvestment Act, and the Fair Housing Act. Fannie Mae and Freddie Mac are also subject to RESPA and various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act became effective on March 11, 2000 and allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks. The Gramm-Leach-Bliley Act also imposes new consumer information privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information.

National Association of Insurance Commissioners. The National Association of Insurance Commissioners, or NAIC, has developed a rating system, the Insurance Regulatory Information System, or IRIS, primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of 11 key financial ratios, which are intended to indicate unusual fluctuations in an insurer's statutory financial position and/or operating results. The NAIC applies its IRIS financial ratios to PMI on a continuing basis in order to monitor PMI's financial condition.

11.  Financial Strength; Ratings

PMI's claims-paying ability is currently rated "AA+" (Excellent) by Standard & Poor's, "Aa2" (Excellent) by Moody's and "AA+" (Very Strong) by Fitch. In March 2002, Standard and Poor's affirmed PMI's AA+ rating and stable ratings outlook. In October 2000, Moody's announced that it changed PMI's and The PMI Group's ratings outlook from negative to stable and also confirmed its Aa2 financial strength rating of PMI. In April 2001, Fitch affirmed PMI's AA+ financial strength rating. In February 2002, Standard & Poor's informed us that it had completed a new U.S. mortgage insurance stress model as part of its mortgage insurance rating methodology.

PMI's claims-paying ability ratings from certain national rating agencies have been based in part on the third party reinsurance arrangements discussed above and on various capital support commitments from Allstate Insurance Company. Under the terms of a runoff support agreement with Allstate, in the event (i) PMI's risk-to-capital ratio exceeds 23 to 1, (ii) PMI's statutory policyholder surplus is less than $15.0 million, or (iii) a third party beneficiary brings a claim under the runoff support agreement, then Allstate may, at its option, in satisfaction of certain obligations it may have under such agreement (A) pay to PMI (or to The PMI Group for contribution to PMI) an amount equal to claims relating to policies written prior to termination of the Allstate support arrangements which are not paid by PMI or (B) pay such claims directly to the policyholder. In the event Allstate makes any payment contemplated by the runoff support agreement (which possibility we believe is remote and, in the event unexpected losses or unforeseen events cause the risk-to-capital ratio to increase, there are several courses of action available to us to maintain PMI's risk-to-capital ratio below 23 to 1), Allstate will be entitled to receive, at its option, subordinated debt or preferred stock of PMI or The PMI Group, as applicable, in return.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain an AA- rating with any public national rating agency.

C.   International Operations and Other Residential Lender Services

     In keeping with our goal of being a global provider of credit enhancement products and lender services while achieving profitable growth, our key strategies include focusing on our core mortgage insurance business while diversifying and expanding our lines of business and international operations. Revenues for the year ended December 31, 2001 from our consolidated subsidiaries, excluding PMI, were approximately 25% of our consolidated revenues compared with approximately 19% in 2000. The growth in revenue attributed to these subsidiaries was approximately 64% in 2001. These percentages exclude revenue from RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda in which The PMI Group owns 45% interest, and Fairbanks Capital Holding Corporation, or Fairbanks, which offers mortgage loan servicing to residential lenders. Ram Re and Fairbanks are accounted for on the equity method in our consolidated financial statements. They contributed approximately $10.2 million of investment and other income in 2001, compared to $3.5 million in 2000.

1.   International Mortgage Insurance

Australia and New Zealand

We offer mortgage insurance in Australia and New Zealand through our indirect, wholly owned subsidiaries, PMI Mortgage Insurance Ltd ("PMI Ltd") and PMI Indemnity Limited. PMI Ltd was founded in 1965 and was acquired by PMI in August 1999. PMI Ltd is headquartered in Sydney, Australia, and has offices in Melbourne, Brisbane, Adelaide, and Perth in Australia and in Auckland, New Zealand. In September 2001, PMI acquired CGU LMI, now renamed PMI Indemnity Limited. PMI Indemnity is the fourth largest mortgage insurer in Australia and the largest in New Zealand. The integration of PMI Indemnity's operations into PMI Ltd has commenced and this integration is expected to be completed in 2002. The combined operations of PMI Ltd and PMI Indemnity are referred to as PMI Australia.

At December 31, 2001, the total assets of PMI Australia were $337.5 million. The PMI Group does not hedge the foreign exchange exposure in Australia dollars to US dollars. The average exchange rate was 0.520 in 2001 compared to 0.585 in 2000.

Following PMI's acquisition of PMI Indemnity, the Australian and New Zealand mortgage insurance markets are served by three mortgage insurance companies: PMI Australia, Royal Sun Alliance and GE.

Single premiums and 100% coverage characterize Australian mortgage insurance, known as "lenders mortgage insurance" or "LMI." As in the United States, lenders usually collect the single premium from the prospective borrowers and remit the amount to the mortgage insurer. The mortgage insurer in turn invests the proceeds and reports the single premium in its financial statements over time according to an actuarially determined multi-year schedule. The premium is potentially partly refundable if the policy is cancelled within the first year only.

LMI provides insurance coverage for the unpaid loan balance following the sale of the security property up to a maximum of 100% of the loan amount. Historically, losses normally range from 20% to 30% of the original loan amount on defaulted loans. "Top cover" predominates in New Zealand where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand is 20% to 30%.

The majority of the loans insured by PMI Australia are ARM's with loan terms of between twenty and thirty years. Changes in interest rates impact the frequency of defaults and claims with respect to these loans. Because of the preponderance of ARM loans that simultaneously adjust with prevailing market rates, borrowers have little incentive to refinance their mortgages. Initial period, "teaser" or "honeymoon" rates represent the only real inducement for borrowers to refinance their existing mortgage loan with another mortgage lender. In fact, given that mortgage interest is not tax deductible in Australia or New Zealand, borrowers have a strong incentive to reduce their principal balance by amortizing or prepaying their mortgages. These actions commensurately lower loss exposure.

In 2001, PMI Australia launched pmi97, a three percent down payment product, and pmi100, a no down payment product, utilizing PMI's experience to determine risk profiles and pricing levels. Also in 2001, the Australian Federal Government announced an increase in the grant amounts available under the first home owners grant scheme (FHOGS). This increase provided a significant stimulus to new housing construction in 2001. In response to this development, PMI Australia began offering pmiFHOGS, a product to support first-time home buyers who are eligible for FHOGS grants. The FHOGS initiative and a significant decline in mortgage interest rates during 2001 contributed to the growth in mortgage lending and property price appreciation in the major real estate markets in Australia in 2001.

PMI Australia's applicable regulator is the Australian Prudential Regulatory Authority ("APRA"), which regulates all financial institutions in Australia including mortgage insurers. APRA, among other things, sets statutory reserve levels and regulates the payments of dividends. APRA also sets the capital requirements for regulated institutions and provides for reduced capital requirements for depository institutions that insure residential mortgages above 80% LTV with an "A" Standard & Poor's or equivalent rated mortgage insurance company. In 2001, APRA announced that it will introduce new regulatory standards for all insurers, effective July 1, 2002. We believe that the new standards will continue to require that Australian mortgage insurers, including PMI Australia, be monoline insurers.

The four major Australian banks, Westpac, Commonwealth, Australia New Zealand Bank and National Australia Bank, collectively provide 60% or more of Australia's residential housing finance. Other participants in Australian mortgage lending include regional banks, building societies, credit unions, and non-bank mortgage originators, called "mortgage managers." Mortgage managers typically fund their lending activities via the domestic and global capital markets and mortgage backed securitizations.

Securitization for seasoned mortgages is actively pursued by depository institutions in Australia. Mortgage insurance is the most frequently used form of credit enhancement for these bond issues and mortgage insurance is ultimately placed on all loans (whether high or low LTV) destined for securitization. Mortgage managers tend to place mortgage insurance on the lower LTV loans at origination to be assured that each individual loan is an acceptable risk to the mortgage insurer. Banks generally purchase mortgage insurance on lower LTV loans immediately prior to securitization. In either case, the coverage follows the standard 100% coverage, primary insurance. This segment of the residential MBS market grew in 2001 and PMI Ltd provided credit enhancement with respect to a number of large MBS transactions in 2001.

A significant portion of PMI Australia's business is acquired through captive mortgage insurance and reinsurance arrangements with its lending customers. These captive arrangements typically contain a contractual period under which the lender commits to send PMI Australia a prescribed volume of business. PMI Ltd wrote approximately 50% of its new business premium under these arrangements in 2001.

Generally the captive or reinsurance arrangements operate in one of three ways. In one arrangement, loans are 100% insured by PMI Australia and then a proportion of each loan is reinsured on a quota share basis by the lender's captive insurer. In exchange for this loss risk transfer PMI Australia pays a negotiated premium to the captive. Under another arrangement, a lender's wholly owned captive writes the insurance risk and cedes a large portion of the risk on a quota share reinsurance basis to PMI Ltd. In this case, PMI Australia receives a reinsurance premium from the captive for the risk it assumes. Alternatively, under a joint venture captive arrangement with PMI Australia, PMI manages and reinsures the risk of the joint venture captive. In the event that the lender or PMI Australia wishes to terminate the captive arrangement, PMI Australia generally has the first right to purchase the lender's equity interest in the captive.

As of December 31, 2001, PMI Australia's insurance in force totaled
$43.3 billion compared to $20.1 billion at year end 2000. PMI Australia's net premiums written was $55.9 million in 2001 and $36.8 million in 2000. Reserves for losses for PMI Australia at December 31, 2001 was $14.4 million compared to $5.4 million at year end 2000.

Undertakings provided by PMI in 2001 supported an upgrade in PMI Ltd's S&P rating from AA- to AA, an upgrade by Moody's from an A1 rating to Aa3, and an affirmation by Fitch of its AA rating. PMI Indemnity is rated AA- by S&P, Aa3 by Moody's, and AA by Fitch.

Europe

In February 2001, PMI formed PMI Mortgage Insurance Company Limited ("PMI Europe"), a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, and an affiliated sales company incorporated in England and located in London. In May 2001, PMI Europe was fully authorized to provide credit, suretyship and miscellaneous financial loss insurance by the Irish Minister for Enterprise Trade & Employment. PMI Europe's claims-paying ability is rated AA by Standard & Poor's and Fitch and Aa3 by Moody's Investors Service. These ratings are based upon PMI Europe's initial capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI's obligations under the capital support agreement.

PMI Europe's authorization enables it to offer its products in all of the European Union member states. The applicable regulator of PMI Europe is the Minister for Enterprise Trade & Employment. Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. This system requires all insurance companies to obtain authorization before conducting business. The criteria for authorization are set out in the directives. Insurers are only entitled to provide insurance in the classes for which they have authorization. The regulatory regime requires PMI Europe to maintain appropriate technical provisions against risks accepted and an additional solvency margin of unencumbered assets. It must also maintain an equalization reserve in respect of credit insurance risks. The regulator requires actuarial certification of the technical provisions and imposes a solvency margin in excess of the minimum set out in the European Union Directives. The regulator has broad powers of intervention including the right
(i) to appoint inspectors to an insurer, (ii) to prohibit an insurer from taking on new business or making investments, (iii) to require an insurer to limit its premium income, to make a deposit, or to furnish information (iv) to require an insurer to realize assets or to produce a business plan to put it on a sound commercial footing and (v) to withdraw an authorization in appropriate circumstances. Auditors of insurers are obliged to inform the regulator of certain matters. Irish insurance companies are required to submit comprehensive annual financial returns to the regulator. Changes in significant shareholdings (direct or indirect) must be approved in advance.

PMI Europe expects to derive most of its opportunities from the larger, more mature mortgage markets in Europe, including the United Kingdom, Germany, Spain, France, Italy, the Netherlands, and Ireland.

Additional opportunities may arise in the smaller or emerging European markets, including Sweden, Poland and the Czech Republic.

PMI Europe currently offers capital markets products, stop loss insurance and primary insurance. Capital markets products are designed to support secondary market transactions, notably mortgage-backed securities transactions or synthetic securities transactions (principally "credit default swaps"). Mortgage-backed securities are issued as a tool of capital management or funding. Lenders typically engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations.

In 2001, PMI Europe participated in two credit default swap transactions, designed to allow the mortgage lenders involved to reduce their amounts of regulatory capital. In each transaction, PMI Europe assumed a specific layer of risk in a portfolio of prime-quality, residential mortgages. In the first transaction, which closed in November 2001, PMI assumed $220 million of mortgage default risk on $1.5 billion of mortgages on properties located in the United Kingdom. The risk assumed by PMI Europe in this credit default swap covers a spectrum rated BBB up to AAA by the three major ratings agencies, S&P, Moody's and Fitch. In the second transaction, which closed in December 2001, PMI Europe assumed $31.3 million of mortgage default risk on a $1.2 billion German residential loan portfolio originated and serviced by one of Europe's largest mortgage lenders. In the second transaction, PMI Europe guaranteed the AA tranche of the credit default swap. In each transaction, PMI Europe established a special purpose vehicle as the direct swap counterparty, with PMI Europe guaranteeing the obligations of the special purpose vehicle. The special purpose vehicles were used to meet regulatory requirements and their operations are reflected in the financial statements of The PMI Group. Competitors in this product line include U.S. mortgage insurance companies, financial guaranty insurance companies, banks, and traditional bond investors. Many of these competitors have significantly greater financial resources than PMI Europe.

PMI Europe also offers stop loss insurance coverage. These products are typically provided to a lender's captive mortgage insurance company to reduce that lender's "catastrophic" risk exposure. These transactions are believed to be risk-remote in that the lender or its captive assumes a significant amount of first loss risk. This insurance structure is used frequently in the United Kingdom by its largest mortgage lenders. PMI Europe did not complete any stop loss insurance/reinsurance transactions in 2001. Potential competitors with respect to these products include mortgage insurance companies and multi-line insurers.

PMI Europe's third product line, primary insurance, is similar to the products offered in the US, Australia and New Zealand. Primary insurance is mortgage insurance applied to, priced, and settled on each loan. (The coverage does not typically vary or address any aspects of the total group of loans.) In Europe today, this product is only purchased regularly in the United Kingdom and Ireland. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. In 2001, PMI Europe did not write any primary insurance. Competitors in this area are more limited than for the other products discussed above. Potential competitors at the moment include mortgage insurers and multi-line insurers.

Hong Kong

In 1999, PMI opened its Hong Kong branch and entered into a reinsurance arrangement with the Hong Kong Mortgage Corporation, or HKMC, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. The HKMC is a direct insurer of residential mortgages with LTVs of up to 90%. PMI, among other insurers, provides reinsurance coverage on amounts over 70% LTV. For the year ended December 31, 2001, PMI reinsured $395.2 million of loans, as compared to $252.9 million in 2000. In 2001, Centre Solutions announced an exclusive deal with Standard Chartered Bank, or SCB, to provide a mortgage insurance product nearly identical to the HKMC's program. Prior to this announcement, SCB had been the largest lender-participant in the HKMC program, contributing approximately 25% of the overall business.

2.   Title Insurance

In 1992, we acquired American Pioneer Title Insurance Co. ("APTIC"), a Florida-based title insurance company, as part of its strategy to provide additional mortgage-related services to its customers. APTIC is licensed in 46 states and the District of Columbia. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy's coverage.

Based on direct premiums written during 2000, APTIC is ranked 5 among the 27 active title insurers conducting business in the State of Florida. For the year ended December 31, 2001, 51% of APTIC's premiums earned came from its Florida operations.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 96% of APTIC's premiums earned for the years ended December 31, 2001 and 2000.

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

APTIC's claims-paying ability is currently rated AA (very high) by Fitch, A" by Demotech, Inc. and A by LACE. APTIC's claims-paying rating by Fitch is based in part on a capital support agreement provided by PMI and the reinsurance agreement discussed in the preceding paragraph.

APTIC is subject to comprehensive regulation in the states in which it is licensed to transact business. Among other things, such regulation requires APTIC to adhere to certain financial standards relating to statutory reserves and other criteria of solvency. Generally, title insurers are restricted to writing only title insurance, and may not transact any other kind of insurance. This restriction prohibits APTIC from using its capital and resources in support of other types of insurance businesses. The insurance laws of the various states, including Florida, impose reserve requirements on APTIC. For instance, title insurers such as APTIC must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute and are subject to limitations with respect to the level of risk they can assume on any one contract. The laws of Florida, in general, limit the payment of dividends by APTIC to The PMI Group in any one year to the greater of either 10% of APTIC's statutory surplus as to policyholders derived from realized net operating profits on its business and realized net capital gains or

APTIC's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. As a result, APTIC may be limited in its ability to pay dividends to The PMI Group. APTIC made a $2.5 million dividend to The PMI Group in 2001, which was paid in $1 million and $1.5 million installments in April and June. The dividend was not "extraordinary" under Florida law and did not require the prior approval of the Florida Insurance Commissioner, although APTIC was required to provide the Commissioner with ten days advanced notice of each of the dividend installments.

3.   Financial Guaranty Reinsurance

We own 24.9% of RAM Re, the first AAA rated financial guaranty reinsurance company based in Bermuda. RAM Re commenced business in the first quarter of 1998. Three of our executives serve as directors of RAM Re. RAM Re's financial results are reported in our financial statements under the equity method of accounting.

4.   Mortgage Loan Servicing

We acquired our initial interest in Fairbanks Capital Holdings Corp., or Fairbanks, in March 2000. Fairbanks, through its wholly owned subsidiary, acquires and services single-family residential mortgages and specializes in the resolution of non-performing and under-performing mortgages. As of December 31, 2001, Fairbanks serviced approximately $36 billion in mortgages compared to approximately $12 billion as of December 31, 2000. This increase primarily was due to Fairbanks' acquisition of mortgage servicing rights from BA/EquiCredit in December 2001. In December 2001, we made two additional investments in Fairbanks, increasing our investment in Fairbanks to $55.8 million and our ownership interest in Fairbanks to 45.7%. Fairbanks' financial results are reported in our financial statements under the equity method of accounting.

D.   Investment Portfolio

Excluding our investments in unconsolidated affiliates, approximately 88% of our investment portfolio is managed under The PMI Group and Subsidiaries Investment Policy Statement, and includes the investment portfolios of The PMI Group and The PMI Group's subsidiaries. The remaining 22% of our investment portfolio is managed by APTIC, PMI Australia and PMI Europe under separate investment policies that are reviewed at least annually by PMI's Treasury personnel. Our pre-tax income from our total investments (including equity earnings from our unconsolidated affiliates) represented 16% of our 2001 and 2000 pre-tax revenues.

The Policy's goal is to attain consistent after tax total returns. Emphasis is placed on providing a predictable level of income and on the maintenance of adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration. In addition to satisfying state regulatory limits on the amount that can be invested in any single investment category, e.g., no more than 20% of assets may be invested in common stocks, a minimum average fixed income credit quality of "A" rating must be maintained and no single credit risk may exceed 5% of total investments. At December 31, 2001, based on market value, approximately 92% of our fixed income investments under the Policy were invested in securities rated "A" or better, with 59% rated "AAA" and 18% rated "AA," in each case by at least one nationally recognized securities rating organization. The balance of the portfolio under the Policy was invested in equity securities.

Under Arizona law, PMI may invest up to 10% of its assets in investments that are not otherwise expressly authorized, including derivative instruments. Additionally, PMI is subject to other state regulations regarding investment activities with which PMI currently comply. Our policy is also to limit our derivative transactions to currency and interest rate swaps necessary to minimize revenue fluctuations related to our international operations. The Policy is subject to change depending upon state regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position. (PMI Europe provides credit default protection to various European banks with respect to residential mortgage loans. These transactions, which are structured as guarantees of credit derivatives, do not represent, nor are they recorded as, investment or hedging activities of PMI Europe. Rather, they are central to PMI Europe's business of providing credit default protection to European mortgage lenders.)

At December 31, 2001, the market value of our investment portfolio (excluding investments in affiliates) was approximately $2.4 billion. At December 31, 2001 the amortized cost of our total investment portfolio (excluding investments in affiliates) was approximately $2.3 billion. At that date, the market value of the investments under the Policy was approximately $2.1 billion. At December 31, 2001, municipal securities represented 65% of the market value of the investments under the Policy. Fixed income securities due in less than one year, within one to five years, within five to ten years; after ten years, and other represented 5.5%, 26.0%, 16.1%, 52.2% and 0.2%, respectively, of such total market value.

As of December 31, 2001, APTIC's investment portfolio had a market value of approximately $41.7 million. APTIC's investment portfolio is managed internally in accordance with APTIC's investment policies. As of December 31, 2001, approximately 93% of APTIC's portfolio consisted of bonds rated AA and higher. PMI Australia's investment portfolio of approximately $288.6 million as of December 31, 2001 is managed externally in accordance with PMI Australia's investment policies. As of December 31, 2001 approximately 91% of PMI Australia's portfolio consisted of bonds rated AA and higher. As of December 31, 2001, PMI Europe's investment portfolio had a market value of approximately $77.9 million, of which $61.3 million was invested in high grade U.S. dollar denominated money market funds with the remaining $16.6 million invested in FNMA Mortgage-backed securities.

E.   Employees

As of December 31, 2001, The PMI Group, its wholly-owned subsidiaries and CMG, had 1,235 full-time and part-time employees, of which 749 persons performed services primarily for PMI, 136 were employed by PMI Australia, 21 performed services primarily for CMG, and an additional 329 persons were employed by APTIC. Our employees are non-union and we consider our employee relations to be good. In addition, MSC had 737 temporary workers and contract underwriters as of December 31, 2001.

Item 2. Properties

PMI currently leases its home office in San Francisco, California, which contains approximately 100,000 square feet of space. The lease expires in 2004. In December 2000, PMI entered into a contract to purchase a seven-story office building site in Walnut Creek to serve as its world headquarters. Construction is underway on the office building and completion of the approximately 195,000 square foot building is scheduled to occur in 2002. PMI also leases space for its 23 branch offices throughout the United States comprising approximately 79,750 square feet with lease terms of no more than five years. During 2000, PMI transferred its operation data center to Rancho Cordova, California, which consists of approximately 15,000 square feet of office space. PMI believes its existing properties are well utilized and are suitable and adequate for its operations.

Item 3. Legal Proceedings

On December 17, 1999, G. Craig Baynham and Linnie Baynham, or Plaintiffs, filed a putative RESPA class action lawsuit against PMI. This action was filed by Plaintiffs in the U.S. District Court for the Southern District of Georgia, Augusta Division, or Court.

On December 15, 2000, we announced that PMI had entered into an agreement with Plaintiffs to settle the action. PMI denied all facts and allegations in the lawsuit that related to Section 8 of the RESPA and related state law claims. A final order approving the settlement was entered on June 25, 2001. An appeal has been filed to overturn the Court's decision to not allow certain individuals to intervene in the case prior to the entry of the final order. If the appeal is successful, such individuals could have standing to challenge the terms of the settlement and final order. Our obligation to fund payment of claims and expenses pursuant to the approved settlement is stayed during the pendency of the appeal. We currently estimate that the gross amount of the settlement will be approximately $20 million. To account for the settlement, PMI took an after-tax charge against fourth quarter 2000 earnings of $3.7 million, and subsequently, incurred an additional $1.0 million charge, net of tax, in the third quarter of 2001. These charges, in aggregate, are the estimated cost of settlement less anticipated insurance recoveries. The aggregate charge is based, in part, upon an estimate of insurance payments we will receive from our insurance carriers as reimbursement for certain costs and expenses incurred by, and to be incurred by, us in connection with our defense and settlement of the action. We participated without success in non-binding mediation with our insurance carriers with respect to the amount of any such payments and now must commence litigation to obtain reimbursement. There can be no assurance that our estimate of the amount of insurance payments will be realized through litigation. If we do not realize the estimated amount of insurance proceeds, we will be required to take an additional charge against earnings and this could harm our results of operations.

The settlement agreement contains a three year injunction, terminating on December 31, 2003, which extends to all members, present and future, of the putative class. The injunction provides that so long as certain products and services challenged in the lawsuit, including agency pool insurance, contract underwriting, reinsurance agreements with reinsurance affiliates of lenders and mortgage insurance restructuring transactions with the GSEs, meet the minimum requirements for risk transfer and cost recovery specified in the injunction they will be deemed to be in compliance with RESPA and other applicable laws. The injunction also prohibits lawsuits by class members for any mortgage insurance related claims, including but not limited to such products and services, for any loan transaction closed on or before December 31, 2003.

Under the terms of the agreement, all borrowers who have obtained, or will obtain, a "federally-related" mortgage loan that is insured by a certificate of primary mortgage insurance issued by PMI between December 18, 1996 and November 30, 2000 (with exceptions for borrowers whose loans were insured as bulk/seasoned loans) are entitled to receive a payment. As part of the settlement agreement, the class members will give a general release to us, lenders and the GSEs for all claims including claims under RESPA and related state law claims.

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of the foregoing actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2001 to a vote of stockholders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding The PMI Group's executive officers as of December 31, 2001, including age as of March 31, 2002, and business experience for at least the past five years.

W. ROGER HAUGHTON, 54, is Chairman of the Board and Chief Executive Officer of The PMI Group and PMI. He brings more than 32 years of experience to his position. Mr. Haughton came to PMI in 1985 from Allstate Insurance Company. He was appointed President and Chief Executive Officer of PMI in January 1993. He became President, Chief Executive Officer and a Director of The PMI Group when the Company went public in April 1995, and was elected Chairman of the Board in May 1998. A graduate of the University of California at Santa Barbara, Mr. Haughton holds a B.A. in economics. He is a member of the Executive Committee and past President of Mortgage Insurance Companies of America, the industry trade association. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and is on the board and former Chairman of Social Compact, a Washington D.C. organization dedicated to promoting revitalization of America's inner cities. He is also on the board of San Francisco's Bay Area Council. Mr. Haughton is a Trustee for the University of California at Santa Barbara, and he also serves on the policy advisory boards for both the Fisher Center for Real Estate & Urban Economics at UC Berkeley and the School of Real Estate at the University of San Diego. He is an Ex Officio member of the Governance and Nominating Committee.

L. STEPHEN SMITH, 52, has been President and Chief Operating Officer of The PMI Group and PMI since September 1998. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with The PMI Group in January 1995. Prior thereto, he held various executive positions since 1991. Mr. Smith joined PMI in 1979. Mr. Smith is a member of The PMI Group's Board of Directors.

CLAUDE J. SEAMAN, 55, has been President International and Strategic Investments of The PMI Group and PMI since February 2001. Prior thereto, he was Group Executive Vice President Strategic Investments of The PMI Group and PMI since February 1999. Prior thereto, he was Executive Vice President of Insurance Operations of PMI since May 1994, and was elected to the same positions with The PMI Group in January 1995. Prior thereto, he was PMI's Senior Vice President of Insurance Operations from March 1993 to May 1994.

JOHN M. LORENZEN, Jr., 57, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same positions with The PMI Group in January 1995. Mr. Lorenzen joined the Company in 1985.

BRADLEY M. SHUSTER, 47, has been Executive Vice President Corporate Development of The PMI Group and PMI since February 1999. Prior thereto, he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

VICTOR J. BACIGALUPI, 58, has been Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since August 1999. Prior thereto he was Senior Vice President, General Counsel and Secretary of The PMI Group and PMI since November 1996. Prior to joining The PMI Group, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

JOHN H. FULFORD, 52, has been Executive Vice President, National Sales of The PMI Group and PMI since August 2001. Prior thereto Mr. Fulford was Senior Vice President, National Sales of The PMI Group and PMI since August 1997. Prior to joining The PMI Group, he served as Senior Vice President, Marketing at Fannie Mae from February 1996 to March 1997. Prior thereto, Mr. Fulford was a Vice President at Fannie Mae since 1983.

DANIEL L. ROBERTS, 51, has been Executive Vice President, Chief Information Officer of The PMI Group and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of The PMI Group and PMI since December 1997. Prior to joining The PMI Group, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined the company in October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche from July 1985 to December 1990.

DAVID H. KATKOV, 46, has been Executive Vice President, Product Development and Pricing of The PMI Group and PMI since August 2001. Mr. Katkov is also responsible for the portfolio management functions within PMI. He commenced his employment with PMI in 1992 and has held executive positions in marketing and related functions. Prior to joining PMI, Mr. Katkov was a Vice President of First Bank National Association.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Common Stock

The PMI Group is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol PMI. As of December 31, 2001 there were 44,581,302 shares issued and outstanding. As of February 28, 2002, there were 44,746,841 shares issued and outstanding held by approximately 39 stockholders of record and approximately 8,400 beneficial owners of shares held by brokers and fiduciaries.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 2001 and 2000:

                          2001                   2000
                 ---------------------   ---------------------
                  High    Low    Close    High    Low    Close
                 -----   -----   -----   -----   -----   -----
First quarter   $67.69  $48.38  $64.98  $48.81  $33.50  $47.44
Second quarter   74.50   58.00   72.66   54.75   44.19   47.52
Third quarter    72.76   54.10   62.39   72.38   48.75   67.75
Fourth quarter   67.58   54.05   67.01   74.94   56.50   67.69

The Board of Directors of The PMI Group has proposed that stockholders approve an amendment to The PMI Group's Restated Certificate of Incorporation to increase the number of shares of authorized common stock of The PMI Group from 125,000,000 to 250,000,000 shares. On February 20, 2002, the Board of Directors indicated its intent to declare a 2-for-1 stock split in the form of a stock dividend if, and only if, the proposed amendment to the Restated Certificate of Incorporation is approved by the stockholders at The PMI Group's Annual Meeting on May 16, 2002.

Preferred Stock

The PMI Group's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. The Company has reserved for issuance under the Rights Plan described below up to 400,000 shares of preferred stock.

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

Payment of Dividends and Policy

Payment of future dividends is subject to a declaration by The PMI Group's Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to The PMI Group, which is subject to, among other factors, regulatory restrictions by the Arizona Department of Insurance and The PMI Group's credit agreements and the Runoff Support Agreement. (See Part I, Item 1.B(9), "Regulation" and Part II, Item 8, Financial Statement Note 14 - "Dividends and Shareholders' Equity".)

During the second quarter of 1995, The PMI Group's Board of Directors declared its first dividend on common stock of $0.05 per share (pre-split basis), and has declared and paid a quarterly dividend of $0.05 per share (pre-split basis) through the second quarter of 1999. In connection with the Company's 3-for-2 stock split on August 16, 1999, the quarterly dividend was adjusted to $0.04 per share for the third and fourth quarters of 1999 and continued to be $0.04 per share for 2000 and 2001.

As described above, the Board of Directors has indicated its intent to declare a 2-for-1 stock split in the form of a stock dividend if, and only if, the proposed amendment to the Restated Certificate of Incorporation is approved by the stockholders at The PMI Group's Annual Meeting on May 16, 2002. In this event, it is the Board of Directors' intention that the additional stock representing the dividend will be distributed on June 17, 2002, to record holders of common stock as of the close of business on May 31, 2002. The Board of Directors also has indicated its intent to increase the cash dividend, effective with the third quarter 2002 dividend declaration, to $0.10 cents per share from $0.08 cents on a post-split basis, subject to shareholder approval of the proposal to amend the Restated Certificate of Incorporation.

Item 6. Selected Financial Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 2001 Annual Report to Stockholders under the heading "Eleven-Year Summary of Financial Data" filed as part of Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 2001 Annual Report to Stockholders under the heading "Management's Discussion and Analysis" as part of Exhibit 13.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2001, the average duration of the Company's fixed income investment portfolio was 5.9 years, and the Company had no derivative financial instruments in its investment portfolio. The result of a 100 basis points increase in interest rates would be a 5.6% decrease in the value of the Company's investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.7% increase in the value of the Company's investment portfolio.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from portions of The PMI Group, Inc. 2001 Annual Report to Stockholders as part of Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning The PMI Group's Directors as required by this Item is incorporated by reference from The PMI Group's Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions "Nominees For Director of The PMI Group" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding Executive Officers of The PMI Group is included in a separate item captioned "Executive Officers of Registrant" in Part I of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from The PMI Group's Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions "Directors-Compensation and Benefits," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participants."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from The PMI Group's Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions

None.

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

(b)  Reports on Form 8-K:

     (i) On November 2, 2001, we filed with the SEC a report on Form 8-K relating to our financial results for the quarter ended September 30, 2001.

     (ii) On November 5, 2001, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K, relating to our estimated operating earnings for 2002.

     (iii) On November 8, 2001, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K, relating to our estimated domestic primary claims paid and domestic losses in 2002.

     (iv) On January 24, 2002, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K, relating to our estimated operating earnings for 2002.

     (v) On March 29, 2002, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K, relating to PMI's claims paid in January and February 2002.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

Consolidated Financial Statements
---------------------------------
(all contained in Exhibit 13.1)

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Reports of Independent Auditors

Financial Statement Schedules
-----------------------------
(schedules immediately follow Form 10-K signature pages; reports contained in Exhibits 23.1 and 23.3)

Reportsof independent auditors on financial statement schedules as of and for the specified years in the three-year period ended December 31, 2001:

     Schedule I -  Summary of investments other than in related parties
     Schedule II - Condensed financial information of Registrant
     Schedule III -Supplementary insurance information
     Schedule IV - Reinsurance

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 29th day of March, 2002.

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

         Name                           Title
         ----                           -----


/s/ W. Roger Haughton       Chairman of the Board and
---------------------       Chief Executive Officer
W. Roger Haughton


/s/ John M. Lorenzen, Jr.
-------------------------
John M. Lorenzen, Jr.       Executive Vice President,
                            Chief Financial Officer, and
                            Assistant Secretary
                            (Principal Financial Officer)


/s/ Brian P. Shea           Vice President, Controller and
 ----------------           Assistant Secretary
Brian  P. Shea              (Controller and Principal
                            Accounting Officer)


/s/ L. Stephen Smith        Director, President and Chief
--------------------        Operating Officer
L. Stephen Smith


/s/ Mariann Byerwalter      Director
----------------------
Mariann Byerwalter


/s/ James C. Castle         Director
-------------------
Dr. James C. Castle


/s/ Donald C. Clark         Director
-------------------
Donald C. Clark


/s/ Wayne E. Hedien         Director
-------------------
Wayne E. Hedien


/s/ Louis G. Lower II       Director
---------------------
Louis G. Lower II

/s/ Raymond L. Ocampo Jr.   Director
-------------------------
Raymond L. Ocampo Jr.


/s/ John D. Roach           Director
-----------------
John D. Roach


/s/ Kenneth T. Rosen        Director
--------------------
Dr. Kenneth T. Rosen


/s/ Richard L. Thomas       Director
---------------------
Richard L. Thomas


/s/ Mary Lee Widener        Director
--------------------
Mary Lee Widener


/s/ Ronald H. Zech          Director
------------------
Ronald H. Zech

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                       SCHEDULE 1 - SUMMARY OF INVESTMENTS

The information required by this schedule is incorporated by reference from portions of The PMI Group, Inc. 2001 Annual Report to Stockholders under the heading "Notes to Consolidated Financial Statements" as part of Exhibit 13.1.

                               THE PMI GROUP, INC.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CONDENSED BALANCE SHEET
                               PARENT COMPANY ONLY
                           December 31, 2001 and 2000


                                                                   2001          2000
                                                               -----------    -----------
                                                                 (Dollars in thousands)
Investments available-for-sale, at fair value:
  Fixed income securities (cost: $328,840; $63,645)             $   330,553    $    58,342
  Short-term investments                                              4,540         39,117
                                                                -----------    -----------
        Total investments                                           335,093         97,459

Cash                                                                    372          7,918
Investment in subsidiaries, at equity in net assets               1,912,698      1,582,906
Other assets                                                         31,575         27,916
                                                                -----------    -----------

                 Total Assets                                   $ 2,279,738    $ 1,716,199
                                                                ===========    ===========



Liabilities:
Long-term debt                                                  $   422,950    $   100,000
Accounts payable - affiliates                                        15,292          5,567
Other liabilities                                                     6,308         11,812
                                                                -----------    -----------
      Total liabilities                                             444,550        116,988
                                                                -----------    -----------

Commitments and contingent liabilities (Note A):
Junior subordinated deferrable interest debenture
 held solely by subsidiary trust                                     48,500        100,000

Shareholders' equity:
Common stock - $0.01 par value; 125,000,000 shares
      authorized and 52,793,777 shares issued                           528            528
Additional paid-in capital                                          267,762        267,762
Accumulated other comprehensive income                               40,791         62,501
Retained earnings                                                 1,811,839      1,511,751
Treasury stock, at cost (8,212,475 and 8,484,082 shares)           (334,232)      (343,331)
                                                                -----------    -----------
        Total shareholders' equity                                1,786,688      1,499,211
                                                                -----------    -----------

                  Total liabilities and shareholders' equity    $ 2,279,738    $ 1,716,199
                                                                ===========    ===========


   See accompanying supplementary notes to Parent company condensed financial statements.

                               THE PMI GROUP, INC.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                               PARENT COMPANY ONLY
                  Years Ended December 31, 2001, 2000 and 1999


                                                           2001         2000        1999
                                                        ---------    ---------   ---------
                                                                   (In thousands)
Revenues
   Equity in undistributed net income of subsidiaries   $ 277,611    $ 273,501   $ 112,029
   Subsidiary dividends                                    52,500        3,000      97,339
   Investment income                                       14,328        6,174       8,913
   Net realized investment (gains) and losses                (141)         807         329
                                                        ---------    ---------   ---------
            Total revenues                                344,298      283,482     218,610
                                                        ---------    ---------   ---------

Expenses
   Operating expenses                                      19,107       13,257       6,456
   Interest expense                                        12,569        7,486       7,244
   Distributions on preferred capital securities            7,861        8,566       8,566
                                                        ---------    ---------   ---------
            Total expenses                                 39,537       29,309      22,266
                                                        ---------    ---------   ---------

Income before income taxes and extraordinary item         304,761      254,173     196,344

Income tax benefit                                          7,256        6,039       8,122
                                                        ---------    ---------   ---------
Income before extraordinary item                          312,017      260,212     204,466

Extraordinary loss on early extinguishment of debt,
 net of income tax benefit of $2,588                        4,805            -           -
                                                        ---------    ---------   ---------

Net income                                              $ 307,212    $ 260,212   $ 204,466
                                                        =========    =========   =========

 See accompanying supplementary notes to Parent company condensed financial statements

                               THE PMI GROUP, INC.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                               PARENT COMPANY ONLY
                  Years Ended December 31, 2001, 2000 and 1999

                                                                          2001         2000         1999
                                                                       ---------    ---------    ---------
                                                                                  (In thousands)
Net income                                                             $ 307,212    $ 260,212    $ 204,466

Other comprehensive income, net of tax:
    Unrealized gains (losses) on investments:
     Unrealized holding gains (losses) arising during
       period, net of tax                                                (11,324)      50,575      (53,945)
     Reclassification adjustment for realized gains
       included in net income, net of tax                                     (7)        (281)        (331)
    Currency translation adjustment                                      (10,379)      (7,979)          -
                                                                       ---------    ---------    ---------

Other comprehensive income (loss), net of tax                            (21,710)      42,315      (54,276)
                                                                       ---------    ---------    ---------

Comprehensive income                                                   $ 285,502    $ 302,527    $ 150,190
                                                                       =========    =========    =========

   See accompanying supplementary notes to Parent company condensed financial statements.

                                THE PMI GROUP, INC.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                               PARENT COMPANY ONLY
                  Years Ended December 31, 2001, 2000 and 1999

                                                                   2001        2000         1999
                                                                ----------- ----------  ----------
                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                      $  307,598  $  260,212  $  204,466
Adjustments to reconcile net income to net cash
used in operating activities:
   Extraordinary loss on early extinguishment of debt                7,393           -           -
   Net realized capital (gains) and losses                              141        (807)       (329)
   Equity in earnings of affiliates                               (330,111)   (276,501)   (209,368)
   Amortization                                                      1,410          99         278
   Payable to affiliates                                             9,725       3,937        (48)
   Other                                                            (9,623)      3,908     (6,471)
                                                                ----------  ----------  ----------
      Net cash used in operating activities                        (13,467)     (9,152)    (11,472)
                                                                ----------  ----------  ----------

Cash flows from investing activities:

 Proceeds from sales of fixed income securities                     44,205      10,680      22,110
 Proceeds from sale of equity securities                             4,819           -           -
 Investment purchases:
  Fixed income securities                                         (309,667)    (40,771)     (3,887)
  Equity securities                                                      -      (5,569)    (14,840)
 Net (increase) decrease in short-term investments                  34,577      21,856     (57,251)
 Investment in affiliates                                          (78,445)          -      (2,038)
 Dividends from subsidiaries (Note B)                               52,500       3,000      97,339
 Return of capital from subsidiaries (Note B)                            -      50,000           -
                                                                ----------  ----------  ----------
      Net cash provided by (used in) investing activities         (252,011)     39,196      41,433
                                                                ----------  ----------  ----------

Cash flows from financing activities:

 Proceeds from issuance of long-term debt                          351,900           -           -
 Repayment of long-term debt                                       (39,974)          -           -
 Extinguishment of Capital Securities                              (55,969)          -           -
 Purchase of common stock                                                -     (24,017)    (27,469)
 Issuance of treasury stock                                          9,099       8,577       2,641
 Dividends paid to shareholders                                     (7,124)     (7,093)     (5,199)
                                                                ----------  ----------  ----------
      Net cash provided by (used in) financing activities          257,932     (22,533)    (30,027)
                                                                ----------  ----------  ----------

Net increase (decrease) in cash                                     (7,546)      7,511         (66)

Cash at beginning of year                                            7,918         407         473
                                                                ----------  ----------  ----------

Cash at end of year                                             $      372  $    7,918  $      407
                                                                ==========  ==========  ==========

   See accompanying supplementary notes to Parent company condensed financial statements.

                               THE PMI GROUP, INC.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY
                               SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company ("The PMI Group") financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (including Notes 10, 11 and 12 related to long-term obligations, commitments and contingent liabilities and the junior subordinated debenture) appearing in The PMI Group, Inc. 2001 Annual Report to Shareholders.

Note B

During 2001, 2000 and 1999, The PMI Group received $52.5 million, $53.0 million and $97.3 million, respectively, of ordinary and extraordinary cash dividends/returns of capital from subsidiaries.

Note C

Certain prior year amounts have been reclassified to conform to the current year presentation.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

         As of and for the Years Ended December 31, 2001, 2000 and 1999

                              Reserve for
                              Losses and                                         Investment   Losses and   Amortization
                  Deferred       Loss                    Net                     Income and      Loss      Of Deferred       Other
                Acquisition   Adjustment   Unearned    Premiums     Premiums       Equity     Adjustment   Acquisition     Operating
   Segment         Costs       Expenses    Premiums    Written       Earned       Earnings     Expenses       Costs         Expenses
--------------  -----------  -----------   --------    --------     --------     ----------   ----------   ------------    ---------
                                                             (Dollars in thousands)
2001
MI (1)          $    64,345  $   289,432   $ 87,112    $544,055     $553,407     $  101,261   $  102,856   $     76,586    $  60,667
Internat'l (2)       13,558       14,383    121,468      56,233       43,813         24,467        9,287          5,196        7,852
Title                     -       10,775          -     157,551      157,551          2,061        5,905              -      141,929
Other (3)                 -            -          -           -            -         22,198            -              -       57,967
                -----------  -----------   --------    --------     --------     ----------   ----------   ------------    ---------
     Total      $    77,903  $   314,590   $208,580    $757,839     $754,771     $  149,987   $  118,048   $     81,782    $ 268,415
                ===========  ===========   ========    ========     ========     ==========   ==========   ============    =========

2000
MI (1)          $    63,295  $   281,704   $ 96,561    $498,255     $503,750     $   96,585   $   95,308   $     77,337    $  54,362
Internat'l (2)        3,714        5,384     74,305      36,823        6,628         11,475        5,684              -        7,220
Title                     -        8,001          -     103,984      103,984          1,890        2,087              -       94,302
Other (3)                 -            -          -           -            -          9,249            -              -       33,887
                -----------  -----------   --------    --------     --------     ----------   ----------   ------------    ---------
     Total      $    67,009  $   295,089   $170,866    $639,062     $634,362     $  119,199   $  103,079   $     77,337    $ 189,771
                ===========  ===========   ========    ========     ========     ==========   ==========   ============    =========

1999
MI (1)          $    67,281  $   269,931   $102,022    $459,065     $447,214     $   80,922   $  110,465   $     80,252    $  54,017
Internat'l (2)        2,298        3,714     80,067      12,071       11,291          3,673        1,213              -        4,472
Title                     -        8,355          -     100,118      100,118          1,634        1,004              -       88,244
Other (3)                 -            -          -           -            -          8,913            -              -       23,506
                -----------  -----------   --------    --------     --------     ----------   ----------   ------------    ---------
     Total      $    69,579  $   282,000   $182,089    $571,254     $558,623     $   95,142   $  112,682   $     80,252    $ 170,239
                ===========  ===========   ========    ========     ========     ==========   ==========   ============    =========

        (1) Represents Domestic Mortgage Insurance Operations.
        (2) Represents International Mortgage Insurance Operations.
        (3) Represents ancillary services and parent company investment income.

                      THE PMI GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE

                  Years Ended December 31, 2001, 2000 and 1999

                                                                                            Percentage
                                               Assumed          Ceded                       of Amount
                                Gross         From Other       To Other           Net        Assumed
     Premiums earned           Amount         Companies       Companies         Amount       To Net
------------------------       --------       ---------       ---------       --------     ----------
                                                       (In thousands except percentages)
2001
    Mortgage Guaranty          $661,054        $  3,950        $ 67,784        $597,220         0.7%
    Title                       157,892               4             345         157,551         0.0
                               --------        --------        --------        --------
        Total                  $818,946        $  3,954        $ 68,129        $754,771         0.7
                               ========        ========        ========        ========

2000
    Mortgage Guaranty          $567,258        $  1,800        $ 38,680        $530,378         0.3%
    Title                       104,344               -             360         103,984         0.0
                               --------        --------        --------        --------
        Total                  $671,602        $  1,800        $ 39,040        $634,362         0.3
                               ========        ========        ========        ========

1999
    Mortgage Guaranty          $486,235        $  6,443        $ 34,173        $458,505         1.4%
    Title                       100,355               2             239         100,118         0.0
                               --------        --------        --------        --------
        Total                  $586,590        $  6,445        $ 34,412        $558,623         1.2
                               ========        ========        ========        ========

                                INDEX TO EXHIBITS

                                 [Item 14(a) 3]

Exhibit
Number                               Description of Exhibits
--------     -------------------------------------------------------------------

3.1(b)       Restated Certificate of Incorporation of the Registrant.

3.2(g) By-laws of the Registrant as amended and restated September 15, 1998.

4.1(b)       Specimen common stock Certificate.

4.2(d) Indenture dated as of November 19, 1996 between The PMI Group, Inc. and the Bank of New York, as Trustee in connection with sale of $100,000,000 aggregate principal amount of 6 3/4% Notes due November 15, 2006.

4.3(e) The Junior Subordinated Indenture dated February 4, 1997 between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee.

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

4.7(n) Indenture dated as of July 16, 2001 between The PMI Group, Inc. and The Bank of New York, as Trustee.

4.8(n) Resale Registration Rights Agreement, dated as of July 16, 2001, among The PMI Group, Inc., Bank of America Securities LLC and Lehman Brothers Inc.

10.1(i)* PMI Mortgage Insurance Co. Bonus Incentive Plan dated as of February 18, 1999.

10.2(o)* The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of June 1, 2000.

10.3(o)* Amendment No. 1 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan, dated June 11, 2001.

10.4(l)* The PMI Group, Inc. Stock Plan for Non-Employee Directors (restated as of August 16, 1999).

10.5(m)* Amendment No. 1 to The PMI Group, Inc. Stock Plan for Non-Employee Directors (restated as of August 16, 1999).

10.6(o)* Amendment No. 2 to The PMI Group, Inc. Stock Plan for Non-Employee Directors (restated as of August 16, 1999).

10.7(k) The PMI Group, Inc. Directors Deferred Compensation Plan. (amended and restated as of July 21, 1999).

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

10.19(j) The PMI Group, Inc. Additional Benefit Plan, dated as of February 18, 1999.

10.20(e) The Guarantee Agreement, dated February 4, 1997 between The PMI Group, Inc. (As Guarantor) and The Bank of New York (as Trustee).

10.21(e) Amended and Restated Trust Agreement dated as of February 4, 1997 among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee.

10.22(e)     Form of Change of Control Employment Agreement.

10.23(k) The PMI Group, Inc. Officer Deferred Compensation Plan (amended and restated as of September 16, 1999).

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

13.1 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data portions of The PMI Group, Inc.'s 2001 Annual Report to Shareholders, Reports of Independent Auditors.

21.1         Subsidiaries of the Registrant.

23.1         Consent of Independent Auditors (Ernst & Young LLP, March 26,
             2002).

23.2         Independent Auditors' Consent (Deloitte & Touche LLP, March 26,
             2002).

23.3(p)      Independent Auditors' Report (Deloitte & Touche LLP, January 20,
             2000).

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

(j)  Previously filed with Form 10-Q, filed with the SEC on August 16, 1999.

(k) Previously filed with the Company's Form S-8 Registration Statement (No. 333-32190) which became effective on March 10, 2000.

(l)  Previously filed with the Form 10-K, filed with the SEC on March 30, 2000.

(m)  Previously filed with the Form 10-Q, filed with the SEC on August 11, 2000.

(n)  Previously filed with the Form 8-K, filed with the SEC on July 18, 2001.

(o) Previously filed with the Form S-8 Registration Statement (No. 333-63122) which became effective on June 15, 2001.

(p)  Previously filed with the Form 10-K, filed with the SEC on March 31, 2001.

 * Compensatory or benefit plan in which certain executive officers or Directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.