Form 10-Q
period 2002-03-31
PMI GROUP INC
filed 2002-05-15
CIK 935724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number    1-13664

THE PMI GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3199675
(State of Incorporation)	(IRS Employer Identification No.)

601 Montgomery Street,
San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

(415) 788-7878
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$.01	April 30, 2002	45,060,438

THE PMI GROUP, INC.

Index to Quarterly Report on Form 10-Q

March 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2002	2001
Revenues
Premiums earned	$212,962	$170,132
Investment income	43,499	31,317
Net realized investment losses	(2,432)	(991)
Other	9,276	4,115

Total revenues	263,305	204,573

Losses and Expenses
Losses and loss adjustment expenses	39,966	23,008
Amortization of deferred policy acquisition costs	20,351	20,383
Other underwriting and operating expenses	76,465	54,480
Interest expense	3,826	2,700
Distributions on preferred capital securities	1,007	2,077

Total losses and expenses	141,615	102,648

Income before income taxes and cumulative effect of a change in accounting principle	121,690	101,925

Income taxes	37,370	30,394

Income before cumulative effect of a change in accounting principle	84,320	71,531

Cumulative effect of a change of accounting principle	7,172	—

Net income	$91,492	$71,531

Per share data:
Basic:
Income before cumulative effect of a change in accounting principle	$1.88	$1.61
Cumulative effect of a change in accounting principle	0.16	—

Basic net income	$2.04	$1.61

Diluted:
Income before cumulative effect of a change in accounting principle	$1.84	$1.59
Cumulative effect of a change in accounting principle	0.16	—

Diluted net income	$2.00	$1.59

Cash dividends declared	$0.04	$0.04

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Investments:
Available for sale, at fair value:
Fixed income securities (amortized cost: $2,112,804; $2,010,114)	$2,172,394	$2,078,875
Equity securities:
Common (cost: $54,423; $53,015)	72,264	69,264
Preferred (cost: $88,478; $89,192)	91,693	92,266
Common stock of affiliates (at underlying book value)	211,860	204,886
Short-term investments, at fair value	180,996	137,469

Total investments	2,729,207	2,582,760

Cash	37,908	21,735
Accrued investment income	31,393	35,480
Premiums receivable	56,808	57,510
Reinsurance receivable and prepaid premiums	61,617	47,079
Reinsurance recoverable	5,101	6,068
Deferred policy acquisition costs	83,128	77,903
Property and equipment, net	75,041	68,188
Other assets	97,116	93,229

Total assets	$3,177,319	$2,989,952

Liabilities
Reserve for losses and loss adjustment expenses	$324,946	$314,590
Unearned premiums	220,874	208,580
Long-term debt	422,950	422,950
Reinsurance payable	36,850	31,201
Deferred income taxes	60,554	63,852
Other liabilities and accrued expenses	172,430	113,591

Total liabilities	1,238,604	1,154,764

Commitments and contingencies
Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	48,500	48,500

Shareholders’ equity
Preferred stock – $.01 par value; 5,000,000 shares authorized; and none issued or outstanding	—	—
Common stock – $.01 par value; 125,000,000 shares authorized; 52,793,777 issued; and 44,893,164 outstanding	528	528
Additional paid-in capital	267,762	267,762
Accumulated other comprehensive income	42,491	40,791
Retained earnings	1,901,935	1,811,839
Treasury stock, at cost (7,900,613 and 8,212,475 shares)	(322,501)	(334,232)

Total shareholders’ equity	1,890,215	1,786,688

Total liabilities and shareholders’ equity	$3,177,319	$2,989,952

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2002	2001
Cash flows from operating activities
Net income	$91,492	$71,531
Cumulative effect of a change in accounting principle	(7,172)	—

Income before cumulative effect of a change in accounting principle	84,320	71,531
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	2,432	991
Undistributed earnings of affiliates	(7,228)	(3,736)
Depreciation and amortization	4,317	1,439
Deferred income taxes	2,288	(3,216)
Changes in:
Accrued investment income	4,087	172
Deferred policy acquisition costs	(546)	(261)
Premiums receivable	702	(1,501)
Reinsurance receivable, net of payable	(8,889)	25
Reinsurance recoverable	967	407
Reserves for losses and loss adjustment expenses	10,356	(748)
Unearned premiums	14,787	885
Income tax payable	31,685	30,595
Other	21,761	(14,187)

Net cash provided by operating activities	161,039	82,396

Cash flows from investing activities
Proceeds from sales and maturities of fixed income securities	105,960	83,303
Proceeds from sales of equity securities	9,106	19,175
Investment purchases:
Fixed income securities	(200,009)	(33,271)
Equity securities	(12,494)	(40,007)
Net (increase) decrease in short-term investments	(46,041)	(102,926)
Investment in affiliates	39	(1,174)
Capital expenditures	(11,362)	(3,843)

Net cash used in investing activities	(154,801)	(78,743)

Cash flows from financing activities
Issuance of treasury stock	11,731	1,707
Dividends paid to shareholders	(1,796)	(1,776)

Net cash provided by (used in) financing activities	9,935	(69)

Net increase in cash	16,173	3,584

Cash at beginning of year	21,735	21,969

Cash at end of period	$37,908	$25,553

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“TPG”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation; two Australia mortgage insurance companies, PMI Mortgage Insurance Ltd and PMI Indemnity Limited (collectively referred to as “PMI Australia”); PMI Mortgage Insurance Company Limited (“PMI Europe”), an Irish corporation; and other insurance, reinsurance and non-insurance subsidiaries. TPG and its subsidiaries are collectively referred to as the “Company.” The Company has equity interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; Fairbanks Capital Holding Corp. (“Fairbanks”), a special servicer of single-family residential mortgages; and two financial guaranty reinsurance companies based in Bermuda, RAM Holdings Ltd. and Ram Holdings II Ltd. (collectively referred to as “Ram Re”). The Company’s percentage ownership of CMG, Fairbanks, and Ram Re are 50%, 45.7% and 24.9% respectively, and accordingly, they are accounted for on the equity method of accounting in the Company’s consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 2001 Annual Report to Shareholders.

Note 2.    Summary of Certain Significant Accounting Policies

Deferred Policy Acquisition Costs—The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance that are initially reported as deferred policy acquisition costs (“DPAC”), and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over a two-year period. DPAC is summarized as follows:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Beginning DPAC balance	$77,903	$67,009
Policy acquisition costs incurred and deferred	20,897	20,644
Amortization of deferred policy acquisition costs	(20,351)	(20,383)
Change in accounting principle	4,679	—

Ending DPAC balance	$83,128	$67,270

Losses And Loss Adjustment Expenses Reserves—The reserves for losses and loss adjustment expenses are the estimated claim settlement on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim

THE PMI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sizes for each report year, net of salvage recoverable. The Company also reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes for the estimated number of defaults not reported.

Revenue Recognition—Primary mortgage insurance policies are contracts that are non-cancelable by the insurer, are renewable at a fixed price at the insured’s option, and provide payment of premiums on a monthly, annual or single basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual premium basis are amortized on a monthly pro rata basis over the year of coverage. Premiums written on policies covering more than one year, or single premium policies, are initially deferred as unearned premiums and earned over the expected life of the policy, ranging from seven to fifteen years. Title insurance premiums are recognized as revenue on the effective date of the title insurance policy. Fee income of the non-insurance subsidiaries is earned as the services are provided.

Reclassifications—Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Note 3.    Earnings Per Share

Weighted-average dilutive common shares reflect the potential increase of common shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Net income available to common shareholders is the same for computing basic and diluted earnings per share. Weighted-average common shares outstanding for the quarters ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Weighted-average shares outstanding:
For basic earnings per share	44,748	44,325
For diluted earnings per share	45,723	45,102

THE PMI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Comprehensive Income

The reconciliation of net income to comprehensive income for the first three months of 2002 and 2001 are shown in the table below:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Net income	$91,492	$71,531
Other comprehensive income, net of tax:
Unrealized losses on investments:
Unrealized holding losses arising during period	(4,824)	(1,327)
Less: reclassification adjustment for losses included in net income	(1,581)	(644)

Net unrealized holding losses	(3,243)	(683)

Currency translation adjustment	4,943	(271)
Transition adjustment for implementation of SFAS No. 133	—	(1,000)
Fair value adjustment of derivatives	—	(400)

Other comprehensive income (loss), net of tax	1,700	(2,354)

Comprehensive income	$93,192	$69,177

Note 5.    New Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, any unamortized negative goodwill related to an excess of fair value over cost arising from business combinations completed before July 1, 2001 must be written off and recognized as the cumulative effect of a change in accounting principle upon the adoption of SFAS 142. Accordingly, the Company realized in the first quarter of 2002 a $7.2 million gain for the remaining balance of negative goodwill, recorded in connection with the acquisition of PMI Ltd in 1999.

The table below indicates the pro forma amounts assuming the accounting change is applied at the beginning of 2001:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands, except per share data)
Net income:
As reported	$91,492	$71,531
Pro forma	84,320	70,411

Basic earnings per share:
As reported	$2.04	$1.61
Pro forma	1.88	1.59

Diluted earnings per share:
As reported	$2.00	$1.59
Pro forma	1.84	1.56

Note 6.    Business Segments

The Company’s reportable operating segments include U.S. Mortgage Insurance, International Mortgage Insurance and Title Insurance. The Other segment includes the income and expenses of TPG, PMI Mortgage Services Co. and an inactive broker-dealer.

THE PMI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions between segments are not significant. The Company evaluates performance primarily based on segment net income. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended March 31, 2002
	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total
	(Dollars in thousands)
Premiums earned, investment income and other income	$174,875	$18,299	$50,731	$19,400	$263,305
Losses and loss adjustment expenses	(37,229)	(593)	(2,144)	—	(39,966)
Other underwriting and operating expenses	(34,275)	(3,445)	(44,697)	(14,399)	(96,816)
Interest expense and distributions on capital securities	(18)	—	—	(4,815)	(4,833)

Income before income taxes and cumulative effect of a change in accounting principle	103,353	14,261	3,890	186	121,690
Income (tax) benefit	(33,176)	(4,210)	(1,383)	1,399	(37,370)
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income	$70,177	$17,223	$2,507	$1,585	$91,492

Total assets	$2,239,391	$454,479	$69,260	$414,189	$3,177,319

	Three Months Ended March 31, 2001
	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total
	(Dollars in thousands)
Premiums earned, investment income and other income	$156,335	$9,651	$31,515	$7,072	$204,573
Losses and loss adjustment expenses	(21,215)	(1,016)	(777)	—	(23,008)
Other underwriting and operating expenses	(33,030)	(1,565)	(28,452)	(11,816)	(74,863)
Interest expense and distributions on capital securities	—	(675)	—	(4,102)	(4,777)

Income (loss) before income tax expense	102,090	6,395	2,286	(8,846)	101,925
Income (tax) benefit	(31,443)	(1,435)	(786)	3,270	(30,394)

Net income (loss)	$70,647	$4,960	$1,500	$(5,576)	$71,531

Total assets	$2,015,327	$261,467	$53,414	$158,051	$2,488,259

Note 7.    Investments

The Company evaluates its investments regularly to determine whether there are declines in value and whether any such declines meet the definition of other-than-temporary impairment in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Market value of a security below cost or amortized cost for two consecutive quarters is a potential indicator of an other-than-temporary impairment. During the first quarter of 2002, the Company determined that the decline in the market value of certain equity securities met the definition of other-than-temporary impairment and recognized a realized loss of $3.2 million.

The Company reports the earnings of its unconsolidated subsidiaries on the equity method of accounting. The investment in Fairbanks includes approximately $27 million of goodwill.

THE PMI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Other Assets

In December 2000, the Company executed a purchase agreement for a seven-story commercial building to serve as the new executive offices. The total purchase price was $74.0 million in cash plus tenant improvements, with an initial deposit of $4.5 million paid on December 29, 2000 and the final progress payment due at closing, which is expected to be in the second quarter of 2002. The Company has made payments of $16.8 million to date and has incurred $6.9 million of other costs and fees relating to the construction of the building. The payments and costs were included in other assets.

Note 9.    Other Liabilities

In March 2002, PMI entered into a three-year agreement with a customer to provide mortgage insurance coverage on a pool of 643 loans with an aggregate unpaid principal balance of $93.9 million. Virtually all of these loans are currently in default. This transaction does not transfer insurance risk under GAAP and, therefore, is being reported in accordance with SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk. Accordingly, the Company has not and will not record any default or claim information, insurance premiums or loss reserves in its financial statements or statistical information. Other liabilities include $12.9 million for future claim payments on these loans under the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include:

•	Our belief that PMI’s persistency rate may increase in the second half of 2002 as a result of anticipated rising interest rates;

•	Our belief that the use of electronic origination and delivery of our products will continue to increase in 2002;

•	Our belief that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain adequate liquidity to support our operations; and

•	Our anticipation that the results from the Truman Fund could vary significantly on a quarterly basis.

When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements involve a number of risks of uncertainties including, but not limited to, the risks described under the heading “Investment Considerations.” All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

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

RESULTS OF OPERATIONS

Consolidated Results

The following chart presents highlights of our consolidated financial results for the three months ended March 31, 2002 and 2001:

(In millions, except per share data and percentages)	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Percentage Change
Net income	$91.5	$71.5	28%
Per share data: *
Net income	$2.00	$1.59	26%
Operating income	$1.88	$1.60	18%
Premiums earned	$213.0	$170.1	25%
Investment income	$43.5	$31.3	39%
Net realized investment losses	$2.4	$1.0	140%
Losses and expenses	$136.8	$97.9	40%
Interest expense and distributions on preferred capital securities	$4.8	$4.8	—

*	Earnings per share calculations are based on diluted shares outstanding.

The increases in our consolidated net income and net income per share for the three months ended March 31, 2002 compared to the corresponding period in 2001 were due to increases in premiums earned and net investment income, partially offset by increases in losses and loss adjustment expenses and other underwriting and operating expenses. Our net income for the three months ended March 31, 2002 includes the cumulative effect of a change in accounting principle for the write-off of $7.2 million of negative goodwill.

Operating income represents net income excluding realized investment gains and losses and non-recurring items. Diluted operating income per share for the first quarter of 2002 excluded realized investment losses of $0.04 per share and the gain on an accounting change of $0.16 per share, while during the first quarter of 2001 diluted operating income per share excluded realized investment losses of $0.01 per share. We believe operating income and operating income per share are generally recognized within the mortgage insurance industry as meaningful measurements of underlying profit, and, accordingly, they are used by us to measure management’s performance.

The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased in the first quarter of 2002 compared to the corresponding period in 2001. This increase was due to a significant increase in domestic and international primary new insurance written and to the growth in our insurance portfolio. New insurance written is the total principal amount of mortgages newly insured by us. In addition to the new insurance written over the past year, the acquisition in 2001 of our Australian subsidiary, PMI Indemnity Limited, contributed to the growth of our insurance portfolio.

The 39% increase in our net investment income, excluding realized investment gains and losses, was due to an increase in our equity earnings with respect to investments in our unconsolidated subsidiaries and an increase in investment income. We generated the additional investment income from the acquisition of PMI Indemnity Limited, the growth in our investment portfolio, and on the net proceeds of approximately $230 million (after subsequent repayment or repurchase of debt) from the $360.0 million 2.50% Senior Convertible Debentures due 2021. The pre-tax current book yield was 5.9% for the first quarter of 2002 compare to 6.1% for the first quarter of 2001. We account for our unconsolidated subsidiaries on the equity method of accounting, which are included in investment income. The earnings of unconsolidated subsidiaries were $10.7 million for the first three months of 2002, compared to $3.7 million in the comparable period of 2001. This increase was due largely to an increase in the equity earnings of Fairbanks, as a result of approximately doubling our ownership interest. Net realized investment losses in the first quarter of 2002 included realized losses of $3.2 million resulted from declines in value of certain equity securities in our investment portfolio deemed to be other-than-temporary impairment.

The increase in our losses and expenses was attributable primarily to increased losses associated with higher levels of default and claims, and to increased operating expenses related to overall business expansions as discussed below in the business segments results. The interest expense and distributions on preferred capital securities included quarterly interest expense of $2.3 million on the Convertible Debentures, offset by decreased interest expense on our other outstanding debt. Part of the proceeds, approximately $130 million, from the Convertible Debentures was used to extinguish portions of our long-term debt in the second half of 2001.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, provides private mortgage insurance in the United States to residential mortgage lenders and investors. Private mortgage insurance insures lenders and investors against losses in the event of borrower default. Private mortgage insurance is also purchased by lenders and investors seeking additional protection against default risk, capital relief, or credit enhancement for secondary market mortgage transactions. PMI’s revenues increased by 12% in the first quarter of 2002 over the first quarter of 2001, and it generated 66% of our consolidated revenues during the first three months of 2002 compared to 76% during the corresponding period of 2001. The change in proportion is the result of the performance of our corporate diversification investments.

Primary new insurance written—PMI issues primary insurance coverage on individual loans at specified coverage percentages and PMI is in the first loss position when a borrower defaults on an insured mortgage. PMI’s new insurance written does not include pool insurance written (see Pool Insurance below), primary mortgage insurance placed upon loans more than twelve months after loan origination, or loans where the insurance coverage reduces investors’ exposure to less than 50%. The following table shows the total new insurance written by PMI; combined new insurance written by PMI and CMG; and total new insurance written for the private mortgage insurance industry as reported by the industry’s trade association, Mortgage Insurance Companies of America, or MICA:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Percentage Change
PMI new insurance written (in millions)	$12,973	$7,421	75%
PMI and CMG new insurance written (in millions)	$14,205	$8,027	77%
MICA total new insurance written (in millions) *	$77,228	$49,086	N/A

*
As of August 2001, MICA modified the definitions used to compile their monthly statistical reports to better reflect industry activity. As a result, MICA total new insurance written for the first quarter of 2002 is not necessarily comparable to the prior year’s first quarter results.

We believe that PMI’s increase in new insurance written in the first three months of 2002 was due primarily to higher levels of residential mortgage originations, as estimated by Mortgage Bankers Association of America, or MBA. A preliminary estimate by MBA indicated that the increase in total mortgage originations was primarily driven by purchase activity during the first quarter of 2002. The private mortgage insurance industry market share was approximately 60% for each of the quarters ended March 31, 2002 and 2001. The private mortgage insurance market share is the total new insurance written by private mortgage insurance companies, as reported by MICA, as a percentage of total insured loans including insurance offered by private insurers, the Federal Hosing Authority and the Veterans Administration.

Included in PMI’s primary new insurance written is the primary insurance that PMI acquires through negotiated bulk transactions, primarily in the secondary mortgage market. Insurance issued in negotiated bulk transactions includes primary insurance, pool insurance, or a combination of both. Bulk transactions often include non-traditional loans, which refer to Alternative A, Alternative A- and less than A quality loans. PMI also insures non-traditional loans outside of its bulk transaction activities through its primary traditional acquisition channel. Non-traditional loans acquired through all channels accounted for approximately 16% of PMI’s new insurance written in the first quarter of 2002 compared to approximately 6% in the first quarter of 2001. The credit quality, loss development, pricing structures and persistency of non-traditional loans can vary significantly from PMI’s traditional primary business. We expect higher delinquencies, default rates, and faster prepayment speeds for non-traditional loans and incorporate these assumptions into our pricing. However, there can be no assurance that mortgage insurance on non-traditional loans will generate the same returns as our traditional primary business, or that the premiums earned will adequately offset the associated risk.

In August 2001, MICA, on behalf of the private mortgage insurance industry, revised and standardized several categories of insurance that are reported by mortgage insurers to MICA. These categories include new insurance written, traditional primary insurance, bulk primary insurance and pool insurance. PMI implemented the definitional change effective for the third quarter of 2001 and the new insurance written reported by MICA beginning the second half of 2001 was based upon these newly defined categories. As a result, for the first three months of 2002, PMI reported approximately $1.5 billion of primary new insurance written that previously would have been included in pool insurance. We believe that this new definitional change does not materially impact PMI’s previously reported new insurance written.

Primary insurance and risk in force—PMI’s primary insurance in force refers to the principal balance of all mortgage loans with primary insurance as of a given date. PMI’s primary risk in force is the dollar amount equal to the sum of each individual insured mortgage loan’s current principal balance multiplied by the percentage specified in the policy of the insurance coverage. Primary insurance in force and risk in force for PMI, and on a combined basis with CMG, are presented in the table below:

	As of March 31,		Percentage Change/Variance
(In millions, except percentages)	2002	2001
Primary insurance in force, PMI	$111,912	$97,813	14%
Primary insurance in force, PMI and CMG	$121,120	$105,144	15%
Primary risk in force, PMI	$25,379	$23,759	7%
Primary risk in force, PMI and CMG	$27,534	$25,562	8%
Non-traditional loans as a percentage of insurance in force	16%	4%	12%

The growth in primary insurance in force and risk in force was driven by an increase in new insurance written, partially offset by policy cancellations. In recent quarters, policy cancellation levels have significantly increased due to the refinance market and movements in interest rates. Policy cancellations for the first quarter of 2002 increased 57% from the first quarter of 2001 to $10.2 billion, due to a lower average interest rate environment. PMI’s persistency rate was 59.6% at March 31, 2002 compared to 77.7% at March 31, 2001. PMI’s persistency rate refers to the percentage of insurance policies at the beginning of a period that remains in force at the end of the twelve-month period. We believe that our persistency rate may increase in the second half of 2002 as a result of anticipated rising interest rates.

Pool insurance—PMI offers pool insurance coverage in response to lender or investor requests. Pool insurance is typically issued in negotiated bulk transactions, as part of the restructuring of primary mortgage insurance or to provide an additional layer of coverage. Pool insurance may be attractive to lenders and investors seeking capital relief or the reduction of default risk beyond the protection provided by existing primary mortgage insurance.

PMI has written traditional pool insurance that covers all losses on any individual loan held within a group of insured loans up to an agreed aggregated amount for the entire pool. PMI’s traditional pool products include GSE Pool, which represents mortgage loans held by, or sold to, Fannie Mae and Freddie Mac, or the GSEs. GSE Pool risk in force at March 31, 2002 was $799.9 million and $795.5 million at March 31, 2001. Another of PMI’s traditional pool products is Old Pool, a capital markets pool product offered and insured prior to 1994. We believe that the Old Pool portfolio has past its peak claim period. Old Pool risk in force was $1.1 billion as of March 31, 2002 and $1.4 billion as of March 31, 2001.

PMI offers modified pool insurance products, primarily to the GSEs, which have exposure limits on each individual loan in addition to having a stated aggregate loss limit for the pool. Modified pool insurance may be used as an alternative to primary insurance, used to cover loans that do not require primary mortgage insurance, or used as an additional credit enhancement for secondary market mortgage transactions. Modified pool insurance written may be included in PMI’s new insurance written or pool risk written, depending upon a number of factors including whether primary mortgage insurance coverage was previously placed on the mortgage loans and the percentages of coverage offered by the modified pool policy. The additional $1.5 billion of primary new insurance written in the first quarter of 2002, or $50.6 million primary risk written, noted above was in the form of modified pool coverage. During the first quarter of 2002, PMI wrote $126.1 million of modified pool risk, and $25.6 million during the first quarter of 2001 (not restated for the effect of the definition change for new insurance written). Modified pool risk in force was $580.7 million at March 31, 2002 and $188.5 million at March 31, 2001 (not restated for the effect of the definition change for new insurance written).

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums received during a given period, net of refunds and premiums ceded under reinsurance arrangements, including captive reinsurance arrangements. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to the captive reinsurance companies. The components of PMI’s net premiums written and premiums earned for the first quarter of 2002 and 2001 are as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Percentage Change
(In millions, except percentages)
Gross premiums written	$181.7	$144.8	25%
Ceded premiums	21.1	12.9	64%
Refunded premiums	4.2	3.3	30%

Net premiums written	$156.4	$128.6	22%

Premiums earned	$152.7	$131.5	16%

The increases in gross and net premiums written in the first three months of 2002 were due largely to the growth of PMI’s primary insurance in force and modified pool risk in force as discussed above. The increase in ceded premiums in the first quarter of 2002 was the result of an increase in the percentage of insurance in force subject to captive reinsurance agreements. The increasing penetration of captive reinsurance agreements in PMI’s portfolio was driven by refinancing activity and a higher percentage of new insurance written under the captive reinsurance programs. During the first quarter of 2002, 44% of new insurance written and 33% of insurance in force were subject to captive agreements, compared to 42% of new insurance written and 25% of insurance in force during the first quarter of 2001. Primary risk in force under captive agreements represented 33% of primary risk in force at March 31, 2002 compared to 26% at March 31, 2001. We anticipate that higher levels of captive reinsurance cessions will continue to reduce our net premiums written and earned, and that the percentage of PMI’s risk in force related to captive agreements will continue to increase as a percentage of total risk in force. The increase in refunded premiums in the first three months of 2002 was driven by the levels of policy cancellations, as discussed above.

Losses and loss adjustments expenses—PMI’s losses and loss adjustment expenses reflect amounts paid on insurance claims and increases or decreases in loss reserves during the corresponding period. We establish loss reserves based upon estimated claim rates and average claim sizes for the default inventory and defaults incurred but not reported. PMI’s losses and loss adjustment expenses and related claims data are shown in the following table:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Percentage Change
Losses and loss adjustment expenses (in millions)	$37.3	$21.2	76%
Change in loss reserves (in millions)	$9.2	$(0.5)	—
Primary claims paid (in millions)	$22.1	$18.5	19%
Number of primary claims paid	1,053	899	17%
Average primary claim size (in thousands)	$21.0	$20.6	2%
Primary loans in default	28,097	18,314	53%

The increases in losses and loss adjustment expenses and primary claims paid in the first three months of 2002 were due to the maturation of our 1996 through 1999 books of business, which we believe are in their peak default years, higher delinquencies associated with our 2000 and 2001 bulk portfolios, and economic conditions. The 1996 through 1999 books of business accounted for approximately 33% of our total primary loans in force at March 31, 2002. Despite increases in the total amount and number of primary claims paid, the average size of primary claims paid remained relatively stable due to continued appreciation of home prices in many regions of the United States and PMI’s loss mitigation efforts. PMI’s loss mitigation efforts, which focus on selecting the optimal claim settlement on a case-by-case basis, could be limited by any deterioration in housing prices, increase in interest rates or a weakening economy.

The increase in PMI’s primary loans in default as of March 31, 2002 was due primarily to the maturation of the 1996 through 1999 books of business and the addition of non-traditional loans to PMI’s insurance portfolio in 2000 and 2001. For the first three months of 2002, approximately 27% of new insurance written generated from bulk transactions were non-traditional loans. PMI’s delinquency rate, the percentage of insured loans in force that are in default at a given time, for bulk loans was 7.17% at March 31, 2002, compared to 5.55% at December 31, 2001. PMI’s primary insurance loan delinquency rate, excluding bulk loans, was 2.51% at March 31, 2002, compared to 2.54% at December 31, 2001 and 2.19% at March 31, 2001. PMI’s total primary insurance loan delinquency rate, including bulk loans, was 3.05% at March 31, 2002 compared to 2.86% at December 31, 2001 and 2.22% at March 31, 2001.

Total operating expenses—Total operating expenses reported in the current period can be divided into two categories: (i) amortization of deferred policy acquisition costs, which relate to previously incurred costs for acquiring, underwriting and processing new business originally recorded as assets and amortized principally over a two-year period; and (ii) other underwriting and operating expenses and corporate overhead, which are all other costs that are not accounted for as acquisition costs, and are recorded as expenses when incurred. The composition of PMI’s total operating expenses for the first three months of 2002 and 2001 is shown below:

(In millions except percentages)	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Percentage Change
Amortization of deferred policy acquisition costs	$19.1	$19.4	(2)%
Other underwriting and operating expenses	15.2	13.6	12%

Total operating expenses	$34.3	$33.0	4%

Policy acquisition costs incurred and deferred	$19.6	$18.7	5%

The amortization of deferred policy acquisition costs is determined by the proportion of the policy acquisition costs deferred in the current year and the remaining balance of deferred acquisition costs from the prior year. The amortization for deferred policy acquisition costs is accelerated in the first year of the two-year period. Other underwriting and operating expenses increased in the first quarter of 2002 primarily due to increases in payroll and related expenses.

Policy acquisition costs—PMI’s policy acquisition costs are deferred and include all underwriting, contract underwriting, field operations, product lines marketing and sales related expenses. These costs are amortized to expenses based on the estimated gross profits. An increase in policy acquisition costs incurred and deferred in the first quarter of 2002 was due to the growth in new insurance written, partially offset by the use of PMI’s electronic origination and delivery methods. During the first quarter of 2002, electronic delivery accounted for 65% of PMI’s insurance commitments excluding bulk transactions, compared to 31% in the corresponding period of 2001. We believe that the use of electronic origination and delivery of our products will continue to increase throughout 2002.

Ratios—PMI’s loss, expense and combined ratios are shown in the following table:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2 001	Variance
Loss ratio	24.4%	16.1%	8.3%
Expense ratio	21.9%	25.7%	(3.8)%

Combined ratio	46.3%	41.8%	4.5%

The loss ratio is the ratio of losses and loss adjustment expenses to premiums earned. The increase in the loss ratio in the first quarter of 2002 was attributable primarily to the increase in losses and loss adjustment expenses, as discussed above. The expense ratio is the ratio of amortization of acquisition costs and other underwriting and operating expenses, excluding interest expense, to the net amount of premiums written during a given period. A decline in the expense ratio in the first quarter of 2002 was attributable primarily to the increase in net premiums written, as discussed above. The combined ratio is the sum of the loss ratio and the expense ratio.

International Mortgage Insurance Operations

International Mortgage Insurance operations include the results of PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Indemnity Limited, collectively referred to as PMI Australia; PMI Mortgage Insurance

Company Limited, or PMI Europe; and our Hong Kong branch. The financial results of international operations are subject to currency rate adjustments in translation to U.S. dollar reporting.

The reported results of PMI Australia were affected by the devaluation in the Australian dollar from 2001 to 2002. The average AUD/USD exchange rate was 0.5185 for the first three months of 2002 and 0.5466 for the corresponding period in 2001. We acquired PMI Indemnity Limited in September 2001, and its results are included in our Australian operations beginning in the fourth quarter of 2001. The increases in the results of our Australian operations reported below are due in part to this acquisition:

(In millions)	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net income *	$8.4	$4.3
Net premiums written	$16.6	$10.4
Premiums earned	$11.1	$7.1
Net investment income	$5.4	$1.8
Losses and loss adjustment expenses	$0.6	$1.0
Underwriting and other expenses	$3.4	$1.6
New insurance written	$3,877	$1,231
Insurance in force	$48,171	$20,084
Risk in force	$42,612	$18,816

*	Net income for the first quarter of 2002 excludes the accounting change of $7.2 million.

PMI Europe commenced operations in February 2001 and generated $0.7 million of net income for the three months ended March 31, 2002, consisting primarily of net investment income. Hong Kong generated $1.9 million of gross premiums written and $0.9 million of total premiums earned for the three months ended March 31, 2002, compared to $1.2 million gross premiums written and $0.5 million total premiums earned for the first three months of 2001.

Title Insurance Operations

The following table sets forth the results of our title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC:

(In millions, except percentages)	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Percentage Change / Variance
Net income	$2.5	$1.5	67%
Premiums earned	$48.1	$31.0	58%
Underwriting and other expenses	$44.7	$28.5	57%
Combined ratios	97%	94%	3%

The increase in premiums earned in the first three months of 2002 was due to an increase in total residential mortgage originations and the continued geographic expansion of our title insurance operations. During the first quarter of 2002, APTIC wrote title insurance policies in 39 states and 47% of premiums earned was generated in Florida, compared to writing policies in 37 states and 53% of premiums earned from Florida during the first quarter of 2001. The increase in underwriting and other expenses in the first three months of 2002 was primarily due to increases in agency fees and commissions related to higher premiums earned and to the costs associated with expansion efforts.

Other

Other income, which was generated by PMI Mortgage Services Co., or MSC, was $7.0 million for the three months ended March 31, 2002, compared to $4.0 million in the corresponding period of 2001. The increase was primarily attributed to increased contract underwriting activity in connection with higher mortgage origination volume, and to an increase in the billing rates for contract underwriting services. Other expenses, which were incurred by MSC and our holding company, or TPG, increased to $14.4 million in the first quarter 2002 from $11.8 million in the first quarter of 2001. The increase was due to increased expenses related primarily to higher contract underwriting activity, and to the internal operating costs of our international expansion and diversification during the first quarter of 2002.

Our first quarter 2002 equity earnings in unconsolidated subsidiaries, excluding CMG, increased to $7.6 million from $1.5 million in the comparable period of 2001. This increase was attributable primarily to an increase in TPG’s ownership interest in Fairbanks, the expansion of Fairbanks’ special servicing operations, and an increase from our investment in the Truman Capital Investment Fund L.P., or Truman Fund. The increase with respect to Truman Fund was the result of the completion of a securitization transaction during the first quarter of 2002. We anticipate that the results from Truman Fund could vary significantly on a quarterly basis.

Taxes

Our effective tax rate was 29.0% in the first quarter of 2002 compared to 29.8% in the first quarter of 2001. Our effective tax rate fluctuates from year to year primarily due to the proportion of tax-exempt earnings relative to total pre-tax income. Additionally, variations in the effective tax rate are due to changes in statutory tax rates of countries in which foreign subsidiaries generate taxable profits, and to fluctuations in the taxable earnings of those foreign subsidiaries relative to total taxable earnings as a whole. During the first three months of 2002, tax exempt instrument earnings represented 14% of total pre-tax earnings, compared to 16% at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

TPG’s principal sources of funds are dividends from its subsidiaries, primarily PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets. PMI generates substantial cash flow from premiums written on its insurance business and from investment returns on its investment portfolio.

PMI’s ability to pay dividends to TPG is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, the state of PMI’s domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account without prior approval of the Director of the Arizona Department of Insurance dividends during any twelve-month period an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income. In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Arizona law, based on the amount of its policyholders’ surplus, PMI would be able to pay dividends of approximately $19 million in 2002 without prior approval of the Director of the Arizona Department of Insurance.

The laws of Florida limit the payment of dividends by APTIC to TPG in any one year to 10% of available and accumulated surplus derived from realized net operating profits and net realized capital gains. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to TPG by APTIC. Under Florida law, APTIC would be able to pay dividends of approximately $6 million in 2002 without prior permission from the Florida Department of Insurance.

TPG’s principal uses of funds are the payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. Our board of directors authorized a stock repurchase program in the amount of $100.0 million in 1998. No common stock was repurchased during the first three months of 2002, and $45.3 million remained available under the 1998 authorization as of March 31, 2002. TPG had $337.0 million of available funds at March 31, 2002, an increase from the March 31, 2001 balance of $110.1 million, due primarily to the $360.0 million Convertible Debentures offering in July 2001.

We believe that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain adequate liquidity to support our operations. Our investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. As of March 31, 2002, the fair value of our consolidated investment portfolio available-for-sale increased to $2.5 billion from $2.0 billion as of March 31, 2001.

We have a bank credit line in the amount of $25.0 million with Bank of America and there are no outstanding borrowings under the credit line. The agreement expires on December 30, 2002. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios, and minimum capital and dividend restrictions.

We manage our capital resources based on our cash flow, total capital and rating agency requirements. As of March 31, 2002, our total shareholders’ equity was $1.9 billion. Our long-term debt and other capital securities outstanding at March 31, 2002 was $471.4 million, which was comprised of the following:

•	$360.0 million 2.50% Senior Convertible Debentures due July 15, 2021;
•	$63.0 million 6.75% Notes due November 15, 2006; and
•	$48.5 million 8.309% Capital Securities mature on February 1, 2027.

Our consolidated reserves for losses and loss adjustment expenses with respect to claim losses increased to $324.9 million at March 31, 2002 from $314.6 million at December 31, 2001, due an increase in the reserve balances for the primary insurance books of business as a result of higher levels of defaults.

PMI has entered into capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the Australian and European subsidiaries, we have guaranteed the performance of PMI’s capital support obligations.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at March 31, 2002 was 12.3 to 1 compared to 13.7 to 1 at March 31, 2001.

The holding company’s consolidated ratio of earnings to fixed charges for the three months ended March 31, 2002, was 33.9. For purposes of the ratio of earnings to fixed charges, “earnings” represent income from continuing operations before income taxes plus fixed charges. “Fixed charges” represent interest expense plus that portion of rent expense that, in our opinion, approximates the interest factor included in rent expense plus distributions on Preferred Capital Securities. As of the date of this report, we have no preferred stock outstanding.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The fair value of certain investments in our investment portfolio are interest rate sensitive and are subject to change based on potential interest rate movements. The result of a 100 basis points increase in interest rates would be a 5.4% decrease in the value of our investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.5% increase in the value of our investment portfolio. As of March 31, 2002, the effective duration of our investment portfolio was 5.7 years.

As of March 31, 2002, $308.6 million of our invested assets were held by PMI Australia and were denominated in Australian dollars. The value of the Australian dollar strengthened during the first quarter of 2002 over year-end 2001. As of March 31 2002, $87.1 million of our invested assets were held by PMI Europe of which approximately $69 million were denominated in foreign currency, predominately in Euros.

INVESTMENT CONSIDERATIONS

General economic factors may adversely affect our loss experience and the demand for mortgage insurance.

Losses result from events, such as unemployment, that reduce a borrower’s ability to continue to make mortgage payments. The amount of the loss, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, reducing and in some cases even eliminating a loss from a mortgage default. We believe that our loss experience could materially increase as a result of:

•	national or regional economic recessions;

•	declining values of homes;

•	higher unemployment rates;

•	deteriorating borrower credit;

•	interest rate volatility;

•	shortages of electric power in California or other states; or

•	combinations of these factors

These factors could also materially reduce the demand for housing and, consequently, the demand for mortgage insurance.

The United States has experienced an economic downturn. If this economic downturn continues or worsens, our loss experience could suffer and demand for mortgage insurance could decline.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that our policies remain in force and our revenues could decline.

A significant percentage of the premiums we earn each year is generated from insurance policies that we have written in previous years. As a result, the length of time insurance remains in force is an important determinant of our revenues. The policy owner or servicer of the loan may cancel insurance coverage at any time. In addition, the Homeowners Protection Act of 1998 provides for the automatic termination or cancellation of mortgage insurance upon a borrower’s request if specified conditions are satisfied. Factors that tend to reduce the length of time our insurance remains in force include:

•
current mortgage interest rates falling below the rates on the mortgages underlying our insurance in force, which frequently results in borrowers refinancing their mortgages and canceling their existing mortgage insurance;

•	the rate of appreciation in home values experienced by the homes underlying the mortgages of the insurance in force, which can result in the cancellation of mortgage insurance; and

•	changes in the mortgage insurance cancellation policies of mortgage lenders and investors.

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

The factors that affect the volume of low down payment mortgage originations include:

•	the level of home mortgage interest rates;

•	the health of the domestic economy as well as conditions in regional and local economies;

•	consumer confidence, which may be adversely affected by economic instability, war or terrorist events such as the attacks on the World Trade Center and the Pentagon;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and

•	government housing policy encouraging loans to first-time homebuyers.

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

The risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of “AAA” and could cause our business to suffer.

On February 20, 2002, the Office of Federal Housing Enterprise Oversight finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. We have a “AA+” rating and may need to obtain a “AAA” rating as a result of the rule. To obtain a claims-paying ability rating of “AAA” we may need to dedicate significant capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur. Two of our direct competitors have “AAA” claims paying ratings, with the balance being rated “AA.” While we are currently considering options to address the rule, we cannot be sure that we will be able to implement any of the options that we have under consideration to address the risk-based capital rule in a timely manner, or at all, or that these options, if implemented, will be effective to address the capital differential contained in the rule. If we are unable to address the capital differential contained in the rule in a timely manner, or at all, our business could be seriously harmed. It is not clear at this point whether the finalized rule will result in the GSEs increasing their use of either AAA-rated mortgage insurers instead of AA-rated entities or credit counterparties other than mortgage insurers. Changes in the preferences of Fannie Mae and Freddie Mac, or the GSEs, for private mortgage insurance to other forms of credit enhancement, or a tiering of mortgage insurers based on their credit rating, as a result of the OFHEO rule could harm our financial condition and results of operations.

Because we compete with private mortgage insurers, governmental agencies and others in an industry that is highly competitive, our revenues and profits could decline substantially as we respond to competition or if we lose market share.

The principal sources of our direct and indirect competition include:

•
other private mortgage insurers, some of which are subsidiaries of well capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have;

•	federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration, or FHA, and to a lesser degree the Veterans Administration, or VA;

•	mortgage lenders that choose not to insure against borrower default, self-insure through affiliates, or offer residential mortgage products that do not require mortgage insurance; and

•	captive reinsurance subsidiaries of national banks, savings institutions and bank holding companies and other mortgage lenders.

We cannot be sure that we will be able to compete successfully with our direct or indirect competitors. If we are unable to compete successfully, our business will suffer.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline significantly, which could reduce our revenues and profits.

Alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the FHA and the VA;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank;

•	investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs;

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage; and

•
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

The OFHEO risk-based capital rule may allow large financial entities such as banks, financial guarantors, insurance companies, and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Many of these entities have significantly more capital than we have and a few have “AAA” ratings. The ability of these companies to offer or arrange for the products described above will be dependent upon, among other things, how the OFHEO risk-based capital rule is interpreted and administered and the willingness of the GSEs to utilize such forms of credit enhancement. Our financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance.

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

We are dependent on a small number of customers. Our top ten customers were responsible for 43% of our new insurance written as of March 31, 2002. The concentration of business with our customers may increase as a result of mergers or other factors. These customers may reduce the amount of business currently given to us or cease doing business with us altogether. Our master policies and related lender agreements do not, and by law cannot, require our lenders to do business with us. The loss of business from any major customer could seriously harm our business and results of operations.

We acquire a significant percentage of our new business through negotiated bulk transactions with a limited number of parties. Negotiated transactions are transactions in which we insure a large group of loans or commit to insure new loans on agreed-upon terms. Our business could be harmed if these investors substitute other types of credit enhancement for private mortgage insurance.

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

Fannie Mae and Freddie Mac have separately introduced new products for which they will, upon receipt from lenders of loans with primary mortgage insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Pool insurance is a type of mortgage insurance that covers all or a percentage of a loss on individual mortgage loans held within a group or pool of loans up to an agreed aggregate limit for the pool. Under these programs, Fannie Mae and Freddie Mac may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to Fannie Mae or Freddie Mac for the reduced insurance coverage or the services provided. These new products may prove to be less profitable than PMI’s traditional mortgage insurance business. If these products prove to be less profitable than PMI’s traditional mortgage insurance business, and become widely accepted, our financial condition and operating results could seriously suffer.

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

Our settlement in the Baynham litigation contains a three year injunction, terminating on December 31, 2003. The injunction relates, in part, to the terms upon which we offer certain products and services, including contract underwriting, reinsurance agreements with reinsurance affiliates of lenders and mortgage insurance restructuring transactions. Some, but not all, of our competitors in the mortgage insurance industry have agreed to abide by the terms of the injunction. Our compliance with the injunction could inhibit our ability to compete with respect to the offering of new products and structures and this could have a material adverse effect upon our financial condition and results of operations.

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

Our primary risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At March 31, 2002:

•
43% of our primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have claims frequency rates approximately one and a half times that of mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

•
7% of our primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience 97s have higher claims frequency rates than 95s. We also insure mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s.

•
7% of our primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience ARMs, although priced higher, have claims frequency rates that exceed the rates associated with our book of business as a whole.

The premiums we charge for mortgage insurance on non-traditional loans, and the associated investment income, may not be adequate to compensate us for future losses from these products.

Our new insurance written includes Alternative A and Alternative A- loans and less than A loans, which we refer to as non-traditional loans. We insure non-traditional loans primarily, but not exclusively, through bulk transactions. Non-traditional loans represented approximately 16% of our primary new insurance written and primary insurance in force in the first quarter of 2002. Loan characteristics, credit quality, loss development, pricing structures and persistency, which is the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, on non-traditional loans can be significantly different than our traditional prime business. In addition, non-traditional loans generally do not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac. We expect higher default rates, which is the percentage of insured loans in force that are in default, for non-traditional loans. We cannot be sure that this book of business will generate the same returns as our standard business or that the premiums that we charge on non-traditional loans will adequately offset the associated risk.

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

The concentration of primary insurance in force in relatively few states could increase claims and losses and harm our financial performance.

In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of our business is concentrated. As of March 31, 2002:

•
12% of our primary risk in force was on mortgages for homes located in California, where the percentage of insured loans in force that were in default, or default rate, on our policies was 2.79% on that date;

•	9% of our primary risk in force was on mortgages for homes located in Florida, where the default rate on our policies was 3.05% on that date; and

•	7% of our primary risk in force was on mortgages for homes located in Texas, where the default rate on our policies was 2.87% on that date.

This compares with a nationwide default rate on our policies of 3.05% as of March 31, 2002. Continued and prolonged adverse economic conditions in any of these states could result in high levels of claims and losses. In addition, refinancing of mortgage loans can have the effect of concentrating our insurance in force in economically weaker areas, because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

We delegate underwriting authority to mortgage lenders that may cause us to insure unacceptably risky mortgage loans, which could increase claims and losses.

The majority of our new insurance written is underwritten pursuant to a delegated underwriting program. Once a mortgage lender is accepted into our delegated underwriting program, that mortgage lender may determine whether mortgage loans meet our program guidelines and may commit us to issue mortgage insurance. We expect to continue offering delegated underwriting to approve lenders and may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we may not refuse to insure, or rescind coverage on, that loan even if we reevaluate that loan’s risk profile or the lender failed to follow our delegated underwriting guidelines, except in very limited circumstances. In addition, our ability to take action against an approved lender that fails to follow our program guidelines and requirements is limited by access to data that would be needed to assess the lender’s compliance with those guidelines and requirements. Therefore, an approved lender could cause us to insure a material amount of mortgage loans with unacceptable risk profiles prior to our termination of the lender’s delegated underwriting authority.

In addition, mortgage insurers, such as PMI, issue mortgage insurance on mortgage loans determined by the GSEs to be eligible for purchase by the GSEs. As a result, the GSEs’ underwriting standards which determine what loans are eligible for purchase affect the quality of the risk insured by mortgage insurers and the availability of mortgage loans. Any broadening by the GSEs of their underwriting standards could cause us to insure riskier mortgage loans, which could increase our claims and losses.

We expect our loss experience to increase as our policies continue to age.

The majority of claims under private mortgage insurance policies have historically occurred during the third through the sixth years after issuance of the policies. As of March 31, 2002, approximately 85% of our risk in force was written after December 31, 1997. This means that less than half of our risk in force has reached the beginning of the expected peak claims period. As a result, our loss experience is expected to increase significantly as our policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations and cash flows would be seriously harmed.

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

We provide contract underwriting services for a fee. These services help enable our customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As a part of our contract underwriting services, we provide monetary and other remedies to our customers in the event that we fail to properly underwrite a mortgage loan. Such remedies may include:

•	the purchase of additional or “deeper” mortgage insurance;

•	assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or

•	issuance of indemnifications to customers in the event that the loans default for varying reasons including, but not limited to, underwriting errors.

Generally, the scope of these remedies is in addition to those contained in PMI’s master primary insurance policies. Worsening economic conditions or other factors that could lead to increases in PMI’s default rate could also cause the number and severity of the remedies that must be offered by MSC to increase. Such an increase could have a material effect on our financial condition. There are limitations on the number of available underwriting personnel and heavy price competition among mortgage insurance companies. Our inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy our underwriting services obligations could harm our financial condition and results of operations.

If our claims-paying ability is downgraded, then mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by us, which could materially harm our financial performance.

The claims-paying ability of PMI Mortgage Insurance Co., our largest wholly owned subsidiary, which we refer to as “PMI”, is currently rated “AA+” (excellent) by Standard and Poor’s, “Aa2” (excellent) by Moody’s and “AA+” (very strong) by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or outstanding debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

•	underwriting or investment losses;

•	the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements;

•	other adverse developments in PMI’s financial condition or results of operations; or

•	changes in the views of rating agencies.

If PMI’s claims-paying ability rating falls below “AA-” from Standard and Poor’s or “Aa3” from Moody’s, then investors, including Fannie Mae and Freddie Mac, will not purchase mortgages insured by us, which would seriously harm our financial condition and results of operations.

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

Our principal sources of funds are dividends from our subsidiaries, investment income and funds that may be raised from time to time in the capital markets. Factors that may affect our ability to maintain and meet our capital and liquidity needs include:

•	the level and severity of claims experienced by our insurance subsidiaries;

•	the performance of the financial markets;

•	standards and factors used by various credit rating agencies;

•	financial covenants in our credit agreements; and

•	standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

Any significant change in these factors could prevent us from being able to maintain the capital resources required to meet our business needs.

An increase in PMI’s risk-to-capital ratio could prevent it from writing new insurance, which would seriously harm our financial performance.

The State of Arizona, PMI’s state of domicile for insurance regulatory purposes, and other states limit the amount of insurance risk that may be written by PMI, based on a variety of financial factors, primarily the ratio of net risk in force to statutory capital, or the risk-to-capital ratio.

Other factors affecting PMI’s risk-to-capital ratio include:

•
limitations under the runoff support agreement with Allstate Insurance Company, or Allstate, our former parent company, which prohibit PMI from paying any dividends if, after the payment of the dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1;

•	our credit agreement; and

•	capital requirements necessary to maintain our credit rating and PMI’s claims-paying ability ratings.

Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory or other requirements. Accordingly, we may be required to meet capital requirements that are higher than statutory or other capital requirements to satisfy rating agency requirements.

PMI has several alternatives available to help control its risk-to-capital ratio, including:

•	obtaining capital contributions from The PMI Group;

•	obtaining third party credit enhancements; and

•	reducing the amount of new business written.

We may not be able to raise additional funds, or to do so on a timely basis, in order to make a capital contribution to PMI. In addition, third party credit enhancements may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI’s statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI’s risk-to-capital ratio could limit its ability to write new business, impair PMI’s ability to pay dividends to The PMI Group and seriously harm our financial condition and results of operations.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have subsidiaries in Australia and Europe and may commit significant resources to expand our international operations. Accordingly, we are subject to a number of risks associated with international business activities. These risks include:

•	the need for regulatory and third party approvals;

•	challenges attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	economic downturns in the foreign mortgage origination markets targeted, particularly the economies of Australia and Europe;

•	interest rate volatility in a variety of countries;

•	unexpected changes in foreign regulations and laws;

•	burdens of complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations;

•	potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries;

•	the need to integrate our domestic insurance subsidiaries’ risk management technology systems and products with those of our foreign operations;

•
the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and mortgage securitizations;

•	risks related to global economic turbulence; and

•	political instability.

We are integrating PMI Indemnity Limited’s operations into our existing Australian subsidiary and the success of our acquisition of PMI Indemnity Limited will be dependent upon the success of this integration, among other factors.

The performance of our strategic investments could harm our financial results.

At March 31, 2002, our strategic investments in CMG, Fairbanks, Ram Re and the Truman Fund totaled $211.9 million. The performance of these strategic investments could be harmed by:

•	changes in the real estate, mortgage lending, mortgage servicing, and financial guaranty markets;

•	future movements in interest rates;

•	those operations’ future financial condition and performance;

•	the ability of those entities to execute future business plans; and

•	our dependence upon management to operate companies in which we do not own a controlling share.

In addition, our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our claims-paying ability ratings by rating agencies.

Our inability to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors could significantly harm our business and financial performance.

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

If we are not reimbursed by our insurance carriers for costs incurred by us in connection with our settlement of the Baynham litigation, we will be required to take an additional charge against earnings.

To account for our settlement of the Baynham litigation, we took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million, and incurred an additional $1.5 million charge in the third quarter of 2001. These charges represent our estimate of the cost of settlement less our estimate of insurance payments we will receive from our insurance carriers as reimbursement for costs incurred by us in connection with our defense and settlement of the action. We have participated in non-binding mediation with our insurance carriers with respect to the amount of the payments to be reimbursed to us without achieving settlement and we have commenced litigation to obtain reimbursement from our carriers. If we do not realize our estimated amount of insurance proceeds, we will be required to take an additional charge against earnings and this could harm our results of operations.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits—The exhibit listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 14th day of May, 2002.

THE PMI GROUP, INC.

/s/ JOHN M. LORENZEN, JR.

John M. Lorenzen, Jr. Executive Vice President and Chief Financial Officer

/s/ BRIAN P. SHEA

Brian P. Shea Vice President , Controller and Assistant Secretary Chief Accounting Officer