Form 10-Q
period 2002-06-30
PMI GROUP INC
filed 2002-08-14
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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
Yes  X    No___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares

Common Stock	$.01	July 31, 2002	90,250,914

THE PMI GROUP, INC.
Index to Quarterly Report on Form 10-Q
June 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS
THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2002	2001	2002	2001

Revenues
Premiums earned	$224,169	$177,565	$437,131	$347,698
Net investment income	41,025	32,818	84,524	64,135
Net realized investment gains (losses)	393	(1,674)	(2,039)	(2,665)
Other	10,459	7,912	19,735	12,026

Total revenues	276,046	216,621	539,351	421,194

Losses and Expenses
Losses and loss adjustment expenses	41,299	24,271	81,265	47,279
Amortization of deferred policy acquisition costs	21,469	19,731	41,820	40,114
Other underwriting and operating expenses	95,743	61,587	172,208	116,065
Interest expense	3,954	2,681	7,780	5,381
Distributions on preferred capital securities	1,007	2,077	2,015	4,155

Total losses and expenses	163,472	110,347	305,088	212,994

Income before income taxes and cumulative
effect of a change in accounting principle	112,574	106,274	234,263	208,200
Income taxes	31,521	31,077	68,890	61,472

Income before cumulative effect of a change
in accounting principle	81,053	75,197	165,373	146,728
Cumulative effect of a change in accounting
principle	–	–	7,172	–

Net income	$81,053	$75,197	$172,545	$146,728

Per share data

Basic:
Income before cumulative effect of a change in
accounting principle	$0.90	$0.85	$1.84	$1.65
Cumulative effect of a change in accounting
principle	–	–	0.08	–

Basic net income	$0.90	$0.85	$1.92	$1.65

Diluted:
Income before cumulative effect of a change in
accounting principle	$0.88	$0.83	$1.80	$1.62
Cumulative effect of a change in accounting
principle	–	–	0.08	–

Diluted net income	$0.88	$0.83	$1.88	$1.62

Cash dividends declared	$0.025	$0.02	$0.045	$0.04

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2002	2001

	(Unaudited)
Assets
Investments:
Available for sale, at fair value:
Fixed income securities:
(amortized cost: $2,141,227; $2,010,114)	$2,235,740	$2,078,875
Equity securities:
Common (cost: $41,967; $53,015)	50,564	69,264
Preferred (cost: $88,475; $89,192)	91,278	92,266
Common stock of affiliates, at underlying book value	222,302	204,884
Short-term investments, at fair value	121,270	137,471

Total investments	2,721,154	2,582,760

Cash	88,201	21,735
Accrued investment income	32,639	35,480
Premiums receivable	71,631	57,515
Reinsurance receivable and prepaid premiums	63,700	59,250
Reinsurance recoverable	4,448	6,068
Deferred policy acquisition costs	83,049	77,903
Property and equipment, net	164,522	68,188
Other assets	74,117	81,053

Total assets	$3,303,461	$2,989,952

Liabilities
Reserve for losses and loss adjustment expenses	$334,718	$314,590
Unearned premiums	245,028	208,580
Long-term debt	422,950	422,950
Reinsurance payable	37,344	31,201
Deferred income taxes	64,848	63,852
Other liabilities and accrued expenses	136,260	113,591

Total liabilities	1,241,148	1,154,764

Commitments and contingencies

Company-obligated mandatorily redeemable preferred capital
securities of subsidiary trust holding solely junior subordinated
deferrable interest debenture of the Company	48,500	48,500

Shareholders’ equity
Preferred stock – $.01 par value; 5,000,000 shares authorized; and none
issued or outstanding	–	–
Common stock – $.01 par value; 250,000,000 shares authorized;
105,586,954 issued; and 90,162,653 outstanding	1,056	1,056
Additional paid-in capital	267,234	267,234
Accumulated other comprehensive income	78,548	40,791
Retained earnings	1,980,718	1,811,839
Treasury stock, at cost (15,424,301and 16,424,950 shares)	(313,743)	(334,232)

Total shareholders’ equity	2,013,813	1,786,688

Total liabilities and shareholders’ equity	$3,303,461	$2,989,952

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2002	2001

Cash flows from operating activities
Net income	$172,545	$146,728
Cumulative effect of a change in accounting principle	(7,172)	–

Income before cumulative effect of a change in accounting principle	165,373	146,728
Adjustments to reconcile net income to net cash provided by
operating activities:
Realized investment losses	2,039	2,665
Undistributed earnings of affiliates	(16,324)	(7,429)
Depreciation and amortization	10,130	6,265
Deferred income taxes	(4,969)	1,509
Changes in:
Accrued investment income	2,841	(2,543)
Deferred policy acquisition costs	(467)	(4,755)
Premiums receivable	(14,116)	(10,320)
Reinsurance receivable, net of payable	1,694	(1,348)
Reinsurance recoverable	1,620	1,239
Reserves for losses and loss adjustment expenses	20,128	(586)
Unearned premiums	38,941	5,344
Income tax payable	1,357	(5,395)
Other	20,392	(15,760)

Net cash provided by operating activities	228,639	115,614

Cash flows from investing activities
Proceeds from sales and maturities of fixed income securities	314,162	135,157
Proceeds from sales of equity securities	39,063	58,536
Investment purchases:
Fixed income securities	(422,903)	(155,674)
Equity securities	(24,139)	(60,099)
Net decrease (increase) in short-term investments	19,770	(72,972)
Investment in affiliates, net	(190)	(11,220)
Capital expenditures	(104,369)	(8,724)

Net cash used in investing activities	(178,606)	(114,996)

Cash flows from financing activities
Issuance of treasury stock	20,489	5,797
Dividends paid to shareholders	(4,056)	(3,555)

Net cash provided by financing activities	16,433	2,242

Net increase in cash	66,466	2,860
Cash at beginning of year	21,735	21,969

Cash at end of period	$88,201	$24,829

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“TPG”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation; PMI Ltd and PMI Indemnity (collectively, PMI Australia), Australia mortgage insurance companies; PMI Europe, an Irish insurance corporation; and other insurance, reinsurance and non-insurance subsidiaries. TPG and its subsidiaries are collectively referred to as the “Company.” The Company has equity interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; Truman Capital Investment Fund L.P. (“Truman Fund”), an affiliate of Fairbanks; and two financial guaranty reinsurance companies based in Bermuda, RAM Holdings Ltd. and Ram Holdings II Ltd. (collectively referred to as “Ram Re”). As of June 30, 2002, the Company’s percentage ownership of CMG, Fairbanks, Truman Fund and Ram Re are 50%, 45.7%, 19.6% and 24.9% respectively, and these ownership interests are accounted for on the equity method of accounting in the Company’s consolidated financial statements. The results of Fairbanks and Truman Fund are reported on a one-month lag. All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 2001 Annual Report to Shareholders.

Note 2. Summary of Certain Significant Accounting Policies

Deferred Policy Acquisition Costs– The Company defers certain costs in its mortgage insurance operations related to the acquisition, underwriting and processing of new insurance, including contract underwriting and sales related activities. These costs are initially recorded as deferred policy acquisition costs (“DPAC”) and amortized against related premium revenue in order to match costs and revenues. Amortization of these costs for each policy year book of business is charged against revenue in proportion to estimated gross profits over a two-year period. DPAC is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001

Beginning DPAC balance	$83,128	$67,270	$77,903	$67,009
Policy acquisition costs incurred and deferred	21,390	24,225	42,287	44,869
Amortization of DPAC	(21,469)	(19,731)	(41,820)	(40,114)
Change in accounting principle	–	–	4,679	–

Ending DPAC balance	$83,049	$71,764	$83,049	$71,764

Losses and Loss Adjustment Expenses Reserves– The reserves for losses and loss adjustment expenses are the estimated claim settlement on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by customers. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case basis when insured loans are identified as currently in default using estimated claim rates and claim sizes for each report year, net of any recoverables. The Company also reserves for estimated defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes for the estimated number of defaults not reported.

Revenue Recognition– Primary mortgage insurance policies are contracts that are non-cancelable by the insurer, are renewable at a fixed price at the insured’s option, and provide payment of premiums on a monthly, annual or single basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual premium basis are initially deferred as unearned and amortized on a monthly pro rata basis over the year of coverage. Premiums written on policies covering more than one year, or single premium policies, are initially deferred as unearned premiums and earned over the expected life of the policy, ranging from seven to fifteen years. Title insurance premiums are recognized as revenue when the title insurance policy is received. Fee income of the non-insurance subsidiaries is earned as the services are provided.

Reclassifications– Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Note 3. New Accounting Pronouncements

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

The table below indicates the pro forma amounts assuming the accounting change is applied at the beginning of 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001

Net income:
As reported	$81,053	$75,197	$172,545	$146,728
Pro forma	81,053	74,077	165,373	144,587
Basic earnings per share:
As reported	$0.90	$0.85	$1.92	$1.65
Pro forma	0.90	0.83	1.84	1.63
Diluted earnings per share:
As reported	$0.88	$0.83	$1.88	$1.62
Pro forma	0.88	0.82	1.80	1.60

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December

31, 2002. During the second quarter of 2002, the Company recorded a liability under the guidelines of EITF 94-3 related to its relocation to the new corporate headquarters, discussed below. The Company does not believe SFAS 146 will have an impact on its financial position or results of operations.

Note 4. Earnings Per Share

On June 17, 2002, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share data have been adjusted to reflect the stock split. Weighted-average dilutive common shares reflect the potential increase of common shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Net income is the same for computing basic and diluted earnings per share. Weighted-average common shares outstanding for the three months and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001

Weighted-average shares outstanding:
For basic earnings per share	90,037	88,789	89,768	88,719
For diluted earnings per share	92,210	90,815	91,844	90,510

Note 5. Comprehensive Income

The reconciliations of net income to comprehensive income for the three months and six months ended June 30, 2002 and 2001 are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2002	2001	2002	2001

Net income	$81,053	$75,197	$172,545	$146,728
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	14,271	(7,156)	9,447	(7,033)
Less: reclassification adjustment for gains
(losses) included in net income	255	(1,088)	(1,325)	(1,732)

Net unrealized holding gains (losses)	14,016	(6,068)	10,772	(5,301)
Currency translation adjustment	22,041	(1,883)	26,985	(2,155)
Transition adjustment for implementation of SFAS No.133	–	–	–	(1,009)
Fair value adjustment of derivatives	–	773	–	331

Other comprehensive income (loss), net of tax	36,057	(7,178)	37,757	(8,134)

Comprehensive income	$117,110	$68,019	$210,302	$138,594

Note 6. Business Segments

The Company’s reportable operating segments include U.S. Mortgage Insurance, International Mortgage Insurance, Title Insurance and Other. The Other segment includes the income and expenses of TPG (including equity earnings of unconsolidated subsidiaries except CMG, which are included in U.S. Mortgage Insurance), PMI Mortgage Services Co. and an inactive broker-dealer.

Transactions between segments are not significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended June 30, 2002

	U.S.	International
	Mortgage	Mortgage	Title		Consolidated
(Dollars in thousands)	Insurance	Insurance	Insurance	Other	Total

Premiums earned, investment income and other income	$182,673	$17,377	$57,717	$18,279	$276,046
Losses and loss adjustment expenses	(36,309)	(2,728)	(2,262)	–	(41,299)
Amortization of deferred policy acquisition costs	(18,912)	(2,557)	–	–	(21,469)
Other underwriting and operating expenses	(17,522)	(759)	(50,636)	(14,643)	(83,560)
Lease abandonment and other relocation costs	(9,281)	–	–	(2,902)	(12,183)
Interest expense and distributions on capital securities	(52)	(6)	–	(4,903)	(4,961)

Income before income taxes	100,597	11,327	4,819	(4,169)	112,574
Income (tax) benefit	(30,020)	(3,432)	(1,748)	3,679	(31,521)

Net income/(loss)	$70,577	$7,895	$3,071	$(490)	$81,053

Total assets	$2,237,768	$500,161	$72,138	$493,394	$3,303,461

	Three Months Ended June 30, 2001

	U.S.	International
	Mortgage	Mortgage	Title		Consolidated
(Dollars in thousands)	Insurance	Insurance	Insurance	Other	Total

Premiums earned, investment income and other income	$156,307	$12,102	$37,267	$10,945	$216,621
Losses and loss adjustment expenses	(21,656)	(1,323)	(1,292)	–	(24,271)
Amortization of deferred policy acquisition costs	(18,898)	(833)	–	–	(19,731)
Other underwriting and operating expenses	(11,104)	(1,381)	(32,603)	(16,499)	(61,587)
Interest expense and distributions on capital securities	(9)	(632)	–	(4,117)	(4,758)

Income before income tax	104,640	7,933	3,372	(9,671)	106,274
Income (tax) benefit	(31,412)	(1,933)	(1,215)	3,483	(31,077)

Net income/(loss)	$73,228	$6,000	$2,157	$(6,188)	$75,197

Total assets	$2,026,531	$300,741	$55,654	$151,541	$2,534,467

	Six Months Ended June 30, 2002

	US	International
	Mortgage	Mortgage	Title		Consolidated
(Dollars in thousands)	Insurance	Insurance	Insurance	Other	Total

Premiums earned, investment income and other income	$357,548	$35,676	$108,450	$37,677	$539,351
Losses and loss adjustment expenses	(73,538)	(3,321)	(4,406)	–	(81,265)
Amortization of deferred policy acquisition costs	(38,064)	(3,756)	–	–	(41,820)
Other underwriting and operating expenses	(32,644)	(3,004)	(95,336)	(29,041)	(160,025)
Lease abandonment and other relocation costs	(9,281)	–	–	(2,902)	(12,183)
Interest expense and distributions on capital securities	(70)	(6)	–	(9,719)	(9,795)

Income before income taxes	203,951	25,589	8,708	(3,985)	234,263
Income (tax) benefit	(63,196)	(7,643)	(3,130)	5,079	(68,890)

Income before cumulative effect of a
change in accounting principle	140,755	17,946	5,578	1,094	165,373
Cumulative effect of a change in accounting principle	–	7,172	–	–	7,172

Net income	$140,755	$25,118	$5,578	$1,094	$172,545

Total assets	$2,237,768	$500,161	$72,138	$493,394	$3,303,461

	Six Months Ended June 30, 2001

	US	International
	Mortgage	Mortgage	Title		Consolidated
(Dollars in thousands)	Insurance	Insurance	Insurance	Other	Total

Premiums earned, investment income and other income	$312,642	$21,754	$68,781	$18,017	$421,194
Losses and loss adjustment expenses	(42,871)	(2,339)	(2,069)	–	(47,279)
Amortization of deferred policy acquisition costs	(38,328)	(1,786)	–	–	(40,114)
Other underwriting and operating expenses	(24,704)	(1,993)	(61,055)	(28,313)	(116,065)
Interest expense and distributions on capital securities	(9)	(1,307)	–	(8,220)	(9,536)

Income before income taxes	206,730	14,329	5,657	(18,516)	208,200
Income (tax) benefit	(62,855)	(3,368)	(2,000)	6,751	(61,472)

Net income/(loss)	$143,875	$10,961	$3,657	$(11,765)	$146,728

Total assets	$2,026,531	$300,741	$55,654	$151,541	$2,534,467

Note 7. Investments

The Company evaluates its investments regularly to determine whether there are declines in value and whether any such declines meet the definition of other-than-temporary impairment in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Market value of a security below cost or amortized cost for two consecutive quarters is a potential indicator of an other-than-temporary impairment. During the first six months of 2002, the Company determined that the decline in the market value of certain equity securities met the definition of other-than-temporary impairment and recognized a realized loss of $4.4 million.

Note 8. Lease Abandonment

In December 2000, the Company executed a purchase agreement for a seven-story building in Walnut Creek, California to serve as its new corporate headquarters. The total purchase price prior to tenant improvements was $74.0 million. Upon the completion of the construction of the building in June 2002, the Company purchased the building and the Company is scheduled to relocate its headquarters to the Walnut Creek building in August 2002. During the second quarter of 2002, the Company performed an evaluation of the estimated costs with respect to the relocation and recognized a $12.2 million ($7.9 million after-tax) charge related to lease abandonment and relocation costs in the current period’s earnings. The charge, which is included in other operating expenses, consists of $8.3 million for the estimated loss on the abandonment of the current lease obligations, $1.7 million for the write-off of abandoned fixed assets, and $2.2 million for other relocation and employee retention expenses.

Note 9. Legal Proceedings

On December 15, 2000, the Company announced that PMI entered into an agreement with the plaintiffs to settle the alleged class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Company. PMI denied all facts and allegations in the lawsuit that alleged violations of Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and other related claims.

To account for the settlement, PMI took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million and an additional $1.5 million pre-tax charge in the third quarter of 2001, due to the write-off of a portion of our insurance recovery deemed uncollectible as a result of the insolvency of one of the Company’s insurance carriers. The charges are based upon the estimate of the cost of settlement less the estimate of insurance payments the Company will receive from its insurance carriers as reimbursement for costs incurred in connection with its defense and settlement of the action. We estimate our reimbursement from our insurance carriers to be $14.9 million. The Company participated in non-binding mediation with its insurance carriers with respect to the amount of reimbursement without achieving settlement. In April, 2002, we commenced litigation to obtain reimbursement from our carriers. There can be no assurance that the Company’s estimate of the amount of insurance proceeds will be realized and such an event could have an adverse effect on the Company’s results of operations.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

Note 10. Subsequent Events

In July 2002, the Company acquired an additional interest in Fairbanks for $26.9 million. The transaction increased the Company’s ownership interest in Fairbanks to 55.9%. Due to the provisions of an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks, the Company continues to report its investment in Fairbanks using the equity method of accounting, in accordance with EITF Issue 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include:

•	Our belief that an increasing portion of PMI’s primary new insurance written may continue to be acquired through negotiated transactions;
•	Our belief that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the less than A quality loans and non-traditional loans insured by those products;
•	Our anticipation that PMI’s higher levels of captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force related to captive agreements will continue to increase as a percentage of total risk in force; and
•	Our belief that our holding company has sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our obligations.

When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in any forward-looking statement made by us. Forward-looking statements involve a number of risks of uncertainties including, but not limited to, the risks described under the heading “Investment Considerations.” All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The PMI Group, Inc. is an international provider of credit enhancement products and lender services that promote home ownership and facilitate mortgage transactions in the capital markets. Through our wholly owned subsidiaries and other investments, we offer residential mortgage insurance and credit enhancement products domestically and internationally, title insurance, financial guaranty reinsurance, mortgage servicing and other residential lender services.

RESULTS OF OPERATIONS

Consolidated Results

The following chart presents highlights of our consolidated financial results for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percentage			Percentage
(In millions, except per share data and percentages)	2002	2001	Change	2002	2001	Change

Net Income Reconciliation:
Net income	$81.1	$75.2	8%	$172.5	$146.7	18%
Net realized investment (gains) losses	(0.3)	$1.1	(127%)	1.4	1.8	(22%)
Lease abandonment and relocation costs	7.9	–	–	7.9	–	–
Cumulative effect of accounting change	–	–	–	7.2	–	–

Operating income	$88.7	$76.3	16%	$174.6	$148.5	18%

Per share data:*
Net income	$0.88	$0.83	6%	$1.88	$1.62	16%
Net realized investment losses	–	0.01	–	0.01	0.02	–
Lease abandonment and relocation costs	0.08	–	–	0.09	–	–
Cumulative effect of accounting change	–	–	–	(0.08)		–

Operating income	$0.96	$0.84	14%	$1.90	$1.64	16%

Premium earned	$224.2	$177.6	26%	$437.1	$347.7	26%
Investment income	$41.0	$32.8	25%	$84.5	$64.1	32%
Net realized investment gains (losses)	$0.4	$(1.7)	124%	$(2.0)	$(2.7)	26%
Losses and other underwriting expenses	$158.5	$105.6	50%	$295.3)	$203.5)	45%
Interest expense and distributions on preferred capital securities	$5.0	$4.8	4%	$9.8	$9.5	3%

* Earnings per share calculations are based on diluted shares outstanding. Per share data has been adjusted to reflect the two-for- one stock split effective on June 17, 2002.

The increases in our consolidated net income and net income per share for the three months and six months ended June 30, 2002 compared to the corresponding periods in 2001 were driven by increases in premiums earned and net investment income, partially offset by increases in losses and other underwriting expenses. Our net income for the second quarter of 2002 included a pre-tax charge of $12.2 million for the lease abandonment and relocation costs related to relocating our corporate headquarters to Walnut Creek, California in August 2002. This charge includes the estimated loss on the abandonment of our current lease obligations, the write-off of abandoned fixed assets, and other relocation and employee retention expenses. Our net income for the first half of 2002 also included the cumulative effect of a change in accounting principle for the write-off of negative goodwill of $7.2 million.

Our operating income represents net income excluding realized investment gains and losses and the following non-recurring items: (i) the accumulated effect of a change in accounting principal for the write-off of goodwill and (ii) relocation costs. We believe that operating income and operating income per share are generally recognized within the mortgage insurance industry as meaningful measurements of underlying profit and, accordingly, they are used by us to measure management’s performance. However, operating income should not be considered in isolation or as a substitute for net income prepared in accordance with generally accepted accounting principles. Our operating income may not be comparable to similarly titled measures for other companies.

The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased during the second quarter and the first half of 2002. These increases were attributable to the increases in primary new insurance written and the corresponding growth in our mortgage insurance portfolio during the past twelve months, increases in modified pool premiums, and increases in our title insurance premiums. New insurance written is the total principal amount of mortgages newly insured by us. Our acquisition in 2001 of PMI Indemnity Limited, one of our Australian subsidiaries, also contributed to the growth of our insurance portfolio and premiums earned. Additional revenue discussion is included in the business segments sections below.

The increases in our net investment income for the second quarter and the first half of 2002 were driven by the increase in the equity earnings of our unconsolidated subsidiaries and the increase in the amount of assets held for investment. We account for the investments in our unconsolidated subsidiaries on the equity method of accounting, and the equity earnings are included in investment income. The earnings of unconsolidated subsidiaries were $9.1 million in the second quarter of 2002 compared to $3.9 million in the second quarter of 2001, and $19.8 million for the first half of 2002 compared to $7.6 million for the first half of 2001. These increases were due largely to the growth in the equity earnings of Fairbanks as a result of the increase in our ownership interest in Fairbanks from 23.1% to 45.7% in December 2001 and the growth in Fairbanks’ business. In July 2002, we increased our Fairbanks ownership interest to 55.9%. We generated additional investment income from the acquisition of PMI Indemnity Limited, and from other growth in our investment portfolio due principally to the net proceeds of approximately $216 million (after subsequent repayment or repurchase of debt) from the $360.0 million 2.50% Senior Convertible Debentures offering in July 2001. The pre-tax current book yield was 5.8% at June 30, 2002 and 6.0% at June 30, 2001. Net realized investment losses for the first six months of 2002 primarily resulted from declines in the value of certain equity securities.

The increases in our losses and other underwriting expenses were attributable to higher levels of defaults and claims, the charge related to lease abandonment and relocation, and to increased operating expenses related to higher levels of insurance written as discussed below in the business segments results. The interest expense and distributions on the preferred capital securities for the first half of 2002 included interest expense of $4.5 million on the Convertible Debentures, offset by decreased interest expense on our other outstanding debt. Approximately $136 million of the proceeds from the Convertible Debentures was used to extinguish portions of our long-term debt and redeemable preferred capital securities in the second half of 2001.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, provides private mortgage insurance to residential mortgage lenders and investors in the United States. Private mortgage insurance insures lenders and investors against losses in the event of borrower default. Private mortgage insurance is purchased by lenders and investors, including Fannie Mae and Freddie Mac (or the GSEs), seeking protection against default risk; capital relief; or credit enhancement for portfolio or secondary market mortgage transactions. PMI’s revenues increased by 17% in the second quarter of 2002 over the second quarter of 2001, and increased by 14% in the first half of 2002 over the first half of 2001.

Primary new insurance written– PMI issues primary insurance coverage on individual loans at specified coverage percentages and PMI is generally in a first loss position when a borrower defaults on an insured mortgage. As seen in the table below, PMI’s primary new insurance written includes insurance that PMI underwrites on a loan-by-loan basis (flow business) and insurance acquired in bulk, primarily in the secondary mortgage market. When calculating and reporting its primary new insurance written, PMI does not include primary mortgage insurance it placed upon loans more than twelve months after loan origination, or loans where the insurance coverage reduces investors’ exposure to less than 50%.

PMI’s new insurance written also includes a portion of its modified pool insurance coverage (see Modified Pool, below). PMI issues modified pool insurance and bulk primary insurance in negotiated transactions and we discuss the characteristics of negotiated transactions below.

The following table shows the components of the total primary new insurance written by PMI, and the total primary new insurance written for the private mortgage insurance industry as reported by the industry’s trade association, Mortgage Insurance Companies of America, or MICA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2002	2001	2002	2001

PMI primary new insurance written:
Primary new insurance written (flow channel)	$10,439	$12,125	$20,759	$19,318
Primary new insurance written (bulk channel)	814	1,784	1,887	2,012

Combined NIW (flow and bulk)	$11,253	$13,909	$22,646	$21,330
Primary insurance written through modified Pool*	2,165	–	3,744	–

Total PMI primary new insurance written*	$13,418	$13,909	$26,390	$21,330

MICA total primary new insurance written*	$86,821	$73,273	$164,354	$124,265

In August 2001, MICA, on behalf of the private mortgage insurance industry, revised and standardized several categories of insurance that are reported by mortgage insurers to MICA on a prospective basis. These categories include new insurance written, primary insurance, bulk primary insurance and pool insurance. PMI implemented the definitional change effective for the third quarter of 2001, and the new insurance written reported by MICA beginning in August 2001 was based upon these newly defined categories. PMI reported approximately $2.2 billion of primary new insurance written in the second quarter of 2002 and $3.7 billion of primary new insurance written in the first half of 2002 that previously would have been included in pool insurance. We have not recalculated 2001 primary insurance statistics based upon MICA’s new definitions.

PMI’s decrease in total primary new insurance written in the second quarter of 2002 compared to the second quarter of 2001 was the result of the unusually high level of primary mortgage insurance PMI

*As of August 2001, MICA modified the definitions used to compile its statistical reports on a prospective basis. Accordingly, the primary new insurance written information in the table for the second quarter and the first half of 2002 is not comparable to the prior year’s second quarter and first half year results.

wrote in the second quarter of 2001. This decrease was partially off-set by the impact of the change in the definition of primary new insurance written to include in 2002 a portion of modified pool insurance written, as shown in the table above. We believe that the increase in MICA’s total primary new insurance written in the second quarter of 2002 was primarily the result of $10.5 billion in bulk transactions executed by another mortgage insurer. We also believe that PMI’s increase in primary new insurance written in the first six months of 2002 compared to 2001’s comparable period was due primarily to higher levels of residential mortgage originations in 2002, as estimated by Mortgage Bankers Association of America, and the change in the definition of primary new insurance.

Negotiated transactions– Insurance issued in negotiated transactions may include bulk primary, pool and modified pool insurance (discussed below), or a combination thereof. An increasing portion of PMI’s primary new insurance written has been, and may continue to be, acquired through negotiated transactions. While the terms vary from deal to deal, negotiated transactions generally involve bidding upon and, if successful, insuring large portfolios of loans or committing to insure new loan originations on agreed terms. Some negotiated transactions may involve loans that are or will be securitized and in these instances PMI may be asked to provide “down to” insurance coverage sufficient to reduce the insured’s exposure on each loan to a percentage of the loan balance selected by the insured. PMI prices loans in negotiated transactions based upon a number of risk factors, including borrower and credit characteristics, loan and property characteristics including LTV, the level of insurance coverage requested, housing market considerations and persistency estimations.

PMI’s negotiated transactions, as well as the primary flow channel, often include less than A quality loans and non-traditional loans, and therefore an increasing portion of PMI’s primary insurance written and insurance in force includes such loans. PMI defines less than A quality loans to include loans with FICO scores generally between 580 and 620. PMI generally considers a loan non-traditional if it does not conform to GSE loan size limits or if it includes other characteristics such as reduced documentation of the borrower’s income, deposit and/or employment. PMI believes that the structure of its modified pool products mitigates the risk of loss to PMI from the less than A quality loans and non-traditional loans insured by those products. PMI expects higher default rates, delinquency rates, and generally faster prepayment speeds for less than A quality loans and non-traditional loans than PMI’s A quality business.

PMI’s less than A quality loans and non-traditional loans as percentages of its bulk and flow primary new insurance written and modified pool insurance written (whether classified as primary or pool insurance) are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Less than A quality loans as a percentage of:
Primary new insurance written (flow channel)	12%	8%	11%	8%
Primary new insurance written (bulk channel)	6%	53%	6%	55%
Combined NIW (flow and bulk)	11%	14%	11%	12%

All modified pool written[1]	30%	6%	32%	19%

Total insurance written[2]	16%	13%	17%	13%

Nontraditional loans as a percentage of:
Primary new insurance written (flow channel)	13%	11%	11%	11%
Primary new insurance written (bulk channel)	28%	34%	35%	41%
Combined NIW (flow and bulk)	14%	14%	13%	14%

All modified pool written[1]	36%	not available	29%	not available

Total insurance written[2]	19%	not available	18%	not available

1 All modified pool written includes modified pool regardless of whether it has been classified as primary new insurance written or pool insurance written. PMI believes that the structure of modified pool insurance mitigates the risk of loss to PMI from the less than A quality loans and non-traditional loans insured by that product. During the first six months of 2002, PMI’s modified pool insurance came through PMI’s participation in a market out-reach program offered by Fannie Mae in which PMI’s modified pool product enhances the primary coverage offered by PMI and other insurers.
2 Total insurance written includes all primary insurance written and all modified pool written.

Pool insurance – PMI has offered pool insurance coverage to lenders and investors. Pool insurance is typically issued in negotiated GSE and capital market transactions. Pool insurance may be attractive to lenders and investors seeking capital relief or the reduction of default risk beyond the protection provided by existing primary mortgage insurance.

Prior to 2002, PMI offered pool insurance to two different customer segments – lenders and the GSEs (“GSE Pool”), and the capital markets (“Old Pool”). These products insured all losses on individual loans held within a pool of insured loans up to an agreed aggregate amount for the entire pool. GSE Pool covers mortgage loans held by or sold to the GSEs. GSE Pool risk in force at June 30, 2002 was $800.9 million and $807.0 million at June 30, 2001. Old Pool is a capital markets pool product issued prior to 1994. Old Pool risk in force was $900 million as of June 30, 2002 and $1,400 million as of June 30, 2001.

Modified pool – PMI currently offers modified pool insurance products that, in addition to having a stated aggregate loss limit and other risk reduction features, have exposure limits on each individual loan in the pool. PMI has issued modified pool insurance through negotiated transactions (see Negotiated Transactions, above) principally to the GSEs. Modified pool insurance may be attractive to investors and lenders seeking capital relief or the reduction of default risk beyond the protection provided by existing primary mortgage insurance. Modified pool insurance may be used as a substitute to primary insurance, used to cover loans that do not require primary mortgage insurance, or used as an additional credit enhancement for secondary market transactions.

As discussed above, modified pool insurance written may be included in PMI’s new insurance written or pool risk written, depending upon a number of factors including whether primary mortgage insurance coverage was previously placed on the mortgage loans and the percentages of coverage offered by the modified pool policy. Approximately $2.2 billion of primary new insurance written in the second quarter of 2002 and $3.7 billion of primary new insurance written in the first half of 2002 were in the form of modified pool coverage. In addition to these amounts, PMI wrote $4.0 billion of modified pool insurance not counted as primary in the second quarter of 2002 and $5.9 billion in the first half of 2002. Total modified pool insurance written in the second quarter of 2001 and the first half of 2001 were $2.2 billion and $3.3 billion, respectively. These 2001 figures were not recalculated to conform to the new MICA definitions.

Insurance and risk in force– PMI’s insurance in force refers to the principal balance of all mortgage loans with primary insurance as of a given date. PMI’s flow and bulk risk in force is the dollar amount equal to the sum of each individual flow and bulk primary insured mortgage loan’s current principal balance multiplied by the percentage of the insurance coverage specified in the policy. PMI’s pool risk in force is the aggregate of the individual stop loss limits of all the pools. Insurance in force and risk in force for PMI is presented in the table below:

	As of June 30,

(In millions, except percentages)	2002	2001

Primary insurance in force*	$114,563	$102,145
Pool insurance in force*	$66,151	$70,836
Total insurance in force *	$180,714	$172,981
Flow and bulk risk in force *	$25,628	$24,714
Pool risk in force *	$2,695	$2,319
Total risk in force*	$28,323	$27,033
Less than A quality loans as a percentage of total insurance
in force	11.9%	7.2%

The growth in total insurance in force and total risk in force was driven by a high volume of primary new insurance written and modified pool insurance written, partially offset by policy cancellations. In 2002, policy cancellation levels compared to 2001 significantly increased due to the refinance market and downward movements in interest rates. Policy cancellations for the second quarter of 2002 increased by 12% from the second quarter of 2001 to $10.7 billion and increased by 30% to $21.0 billion for the first half 2002, primarily due to the lower average interest rate environment. PMI’s persistency rate was 60.1% at June 30, 2002, 59.6% at March 31, 2002 and 72.4% at June 30, 2001. PMI’s persistency rate refers to the percentage of insurance policies at the beginning of a period that remains in force at the end of the twelve-month period.

Premiums written and earned– PMI’s net premiums written refers to the amount of premiums received during a given period, net of refunds and premiums ceded under reinsurance arrangements, including captive reinsurance programs. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to the captive reinsurance companies. The components of PMI’s net premiums written and premiums earned for the three months and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percentage			Percentage
(In millions, except percentages)	2002	2001	Change	2002	2001	Change

Gross premiums written	$189.6	$153.3	24%	$371.3	$298.1	25%
Ceded premiums	(22.3)	(14.8)	51%	(43.4)	(27.7)	57%
Refunded premiums	(3.0)	(5.2)	(42%)	(7.3)	(8.5)	(14%)

Net premiums written	$164.3	$133.3	23%	$320.6	$261.9	22%

Premiums earned	$154.4	$133.0	16%	$307.0	$264.5	16%

The increases in gross and net premiums written for the second quarter and the first half of 2002 were due to the growth of PMI’s primary insurance in force and to modified pool as discussed above. Gross modified pool premiums written increased to $26.5 million in the second quarter of 2002 and to $44.1 million in the first half of 2002, from $6.0 million in the second quarter and $8.1 million in the first half of 2001. We expect that modified pool premiums written will be higher in the first half of 2002 than the second half of 2002, as a portion of such premiums written in the second quarter of 2002 represent annual renewal premiums on existing coverage. The increases in ceded premiums were the result of increases in the percentage of insurance in force subject to captive reinsurance agreements. The increasing penetration

*Primary insurance in force for 2002 includes a portion of modified pool insurance in compliance with the new MICA definitions. Pool risk in force includes 100% of PMI’s modified pool risk, GSE Pool risk and Old Pool Risk.

of loans subject to captive reinsurance in PMI’s portfolio has been driven by refinancing activity and a higher percentage of new insurance written under the captive reinsurance programs. In the second quarter of 2002, 48% of primary new insurance written was subject to captive agreements compared to 45% in the second quarter of 2001. In the first half of 2002, 44% of total primary new insurance written was subject to captive agreements compared to 44% in the first half of 2001. At June 30, 2002, approximately 36% of primary insurance in force and 36% of primary risk in force were under captive agreements, compared to approximately 29% of primary insurance in force and 27% of primary risk in force at June 30, 2001. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force related to captive agreements will continue to increase as a percentage of total risk in force.

Losses and loss adjustments expenses – PMI’s total losses and loss adjustment expenses represent the total claims paid, certain expenses related to notices of default and claim processing, contract underwriting remedies paid, and changes in loss reserves during the corresponding period. We establish loss reserves based upon estimated claim rates and claim sizes for the default inventory and defaults incurred but not reported. PMI’s losses and loss adjustment expenses and related claims data are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percentage			Percentage
	2002	2001	Change	2002	2001	Change

Total losses and loss adjustment
expenses (in millions)	$36.3	$21.7	67%	$73.5	$42.9	71%
Change in loss reserves (in millions)	$5.9	$(0.2)	–	$15.1	$(0.8)	–
Primary claims paid (in millions)	$23.3	$18.4	26%	$44.3	$36.6	21%
Number of primary claims paid	1,211	944	28%	2,230	1,834	22%
Average primary claim size (in thousands)	$19.3	$19.4	(1)%	$19.9	$20.0	(1)%

The increases in total losses and loss adjustment expenses and primary claims paid during the second quarter and the first half of 2002 were attributable to higher delinquencies and claim rates associated with the maturation of PMI’s 1996 through 1999 books of traditional primary business, which we believe are in their peak claim years, PMI’s 2000 and 2001 negotiated transactions portfolios, and generally weaker economic conditions and higher unemployment rates throughout the U.S. The 1996 through 1999 books of business accounted for approximately 29% of PMI’s total primary loans in force at June 30, 2002. Despite increases in the total amount and number of primary claims paid, the average size of primary claims paid remained relatively stable due to continued appreciation of home prices in many regions of the United States and PMI’s loss mitigation efforts. PMI’s loss mitigation efforts could be limited by deterioration in housing prices, an increase in interest rates, or a further weakening of the economy, or a combination of these factors. We expect that claims paid will continue to increase in the second half of 2002.

	As of June 30,
			Variance
(In millions, except percentages)	2002	2001

Primary loans in default	30,384	18,162	67%
Primary default rate	3.25%	2.12%	1.13pps
Primary default rate for bulk transactions	6.34%	3.46%	2.88pps
Primary default rate excluding bulk transactions	2.74%	2.00%	0.74pps

The increase in PMI’s primary loans in default as of June 30, 2002 was due to the maturation of the 1996 through 1999 books of business, the addition of less than A quality loans and non-traditional loans to PMI’s insurance portfolio in 2000 and 2001, and weaker economic conditions and higher unemployment rates.

Total operating expenses– Total operating expenses reported in the current period can be divided into two categories: (i) amortization of deferred policy acquisition costs, which relate to previously incurred costs for acquiring, underwriting and processing new business originally recorded as assets and amortized principally over a two-year period; and (ii) other underwriting and operating expenses, which are all other costs that are not accounted for as acquisition costs and are recorded as expenses when incurred. The composition of PMI’s total operating expenses for the three months and six months ended June 30, 2002 and 2001 is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percentage			Percentage
(In millions, except percentages)	2002	2001	Change	2002	2001	Change

Amortization of deferred policy
acquisition costs	$19.0	$18.9	1%	$38.1	$38.3	(1)%
Other underwriting and operating expenses	17.5	11.1	58%	32.6	24.7	32%
Lease abandonment and relocation
Expenses	9.3	–	–	9.3	–	–

Total operating expenses	$45.8	$30.0	53%	$80.0	$63.0	27%

Policy acquisition costs incurred and
deferred	$16.7	$22.7	(26)%	$36.4	$41.4	(12)%

The deferred policy acquisition costs are amortized over a two-year period and the amortization is accelerated in the first year. Other underwriting and operating expenses increased for the three months and six months ended June 30, 2002, due primarily to the increases in payroll and related costs, depreciation expenses and premium taxes.

Policy acquisition costs– PMI’s policy acquisition costs deferred include all underwriting, contract underwriting, field operations, product development, marketing, and sales related expenses. These costs are amortized to expenses based on the estimated gross profits of each policy year. The change in policy acquisition costs incurred and deferred during the second quarter and the first half of 2002 was primarily driven by increases in the use of PMI’s electronic origination and delivery methods. During the second quarter and the first half of 2002, electronic delivery accounted for approximately 67% of PMI’s insurance commitments from its primary flow channel, compared to 52% during the second quarter of 2001 and 45% during the first half of 2001.

Ratios – PMI’s loss, expense and combined ratios are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	Variance	2002	2001	Variance

Loss ratio	23.5%	16.3%	7.2pps	24.0%	16.2%	7.8pps
Expense ratio *	22.2%	22.5%	(0.3)pps	22.1%	24.1%	(2.0)pps

Combined ratio	45.7%	38.8%	6.9pps	46.1%	40.3%	5.8pps

* Excludes lease abandonment and relocation costs.

The loss ratio is the ratio of total losses and loss adjustment expenses to premiums earned. The increases in the loss ratios in the second quarter and the first half of 2002 were attributable to the increases in loss reserves and claim payments. The expense ratio is the ratio of amortization of acquisition costs and other underwriting and operating expenses (excluding interest expense) to the net amount of premiums written during a given period. The declines in the expense ratios in the second quarter and the first half of 2002 were primarily attributable to the increases in net premiums written and the amount of new insurance written originated electronically, as discussed above. The combined ratio is the sum of the loss ratio and the expense ratio.

International Mortgage Insurance Operations

International Mortgage Insurance operations include the results of PMI Mortgage Insurance Ltd, or PMI LTD, and PMI Indemnity Limited, or PMI Indemnity, collectively referred to as PMI Australia; PMI Mortgage Insurance Company Limited, or PMI Europe; and PMI’s Hong Kong branch. The financial and statistical results of international operations are subject to currency rate adjustments in translation to U.S. dollar reporting.

PMI Australia

The table below sets forth net income and operating income for PMI Australia for the three and six month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Net income	$8.6	$5.0	$24.2	$9.3
Operating income	$8.9	$4.7	$17.1	$9.3

Net income in the first half of 2002 included the cumulative effect of a change in accounting principal for the write-off of negative goodwill of $7.2 million. The average AUD/USD exchange rate was 0.5511 for the second quarter of 2002 and 0.5349 for the first half of 2002, compared to 0.5093 for the second quarter of 2001 and 0.5276 for the first half of 2001. We acquired PMI Indemnity effective September 14, 2001, and its results are included in our Australian operations beginning in the fourth quarter of 2001. PMI Australia’s investment portfolio for the periods ending June 30, 2002 and June 30, 2001 totaled $337 million and $204 million, respectively. PMI Indemnity’s investment portfolio is not included in the June 30, 2001 total investment portfolio figure as its acquisition was completed on September 14, 2001. PMI Australia’s investment portfolio has grown as a result of the acquisition of PMI Indemnity, the growth in new insurance written, and the contribution by PMI of an additional $40 million in capital in the second half of 2001.

Primary new insurance written–PMI Australia’s new insurance written includes both primary insurance and insurance on residential mortgage-backed securities (“RMBS”). In Australia, an active securitization market exists due in part to the absence of US style GSEs. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality borrowers and (often below 80%) loan-to-value loans. The following table shows the new insurance written by PMI Australia broken down into primary and RMBS exposure:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Primary insurance written	$3,192	$1,542	$5,703	$2,297
RMBS insurance written	$306	$2,451	$1,519	$2,926

Total insurance written	$3,498	$3,993	$7,222	$5,223

The increase in primary insurance written in the three and six months ended June 30, 2002 was attributable in part to the acquisition of Indemnity effective September 14, 2001. A strong Australian economy, combined with historically low interest rates, has maintained the residential market’s momentum during the first half of 2002. RMBS activity declined in the three and six months periods ended June 30, 2002. Activity in the securitization sector can be influenced greatly by funding available to lenders and tends to decline in low interest rate environments.

Primary insurance and risk in force–PMI Australia’s primary insurance in force increased from $22.4 billion at June 30, 2001 to $50.0 billion at June 30, 2002, and its primary risk in force increased from $21.1 billion at June 30, 2001 to $45.4 billion at June 30, 2002. The increase was due in part to the acquisition of PMI Indemnity, which had primary insurance in force of $18.3 billion and primary risk in force of $15.5 billion at June 30, 2002. Due to the majority of insurance being 100% coverage there is not a significant difference between primary insurance in force and primary risk in force. The strong Australian mortgage market and the volume of RMBS business completed in the second half of 2001 also contributed to the increase.

Premiums written and earned– PMI Australia’s written premiums and premiums earned for the three months and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Net premiums written	$19.7	$12.8	$36.4	$23.2
Premiums earned	$13.3	$7.2	$24.4	$14.4

The increases in net premiums written and premiums earned were primarily due to the inclusion of PMI Indemnity business from September 14, 2001 and strong residential market conditions in Australia the first half of 2002. The increases in premiums earned also reflects a December 31, 2001 change in the recognition of the premiums earning pattern.

Losses and Loss adjustment expenses– PMI Australia’s losses and loss adjustment expenses increased from $1.3 million for the three months ended June 30, 2001 to $2.7 million for the three months ended June 30, 2002 and from $2.3 million for the six months ended June 30, 2001 to $3.3 million for the six months ended June 30, 2002. The increases were due to the acquisition of PMI Indemnity, as well as a refinement in PMI Australia’s claims provisioning methodology effective December 31, 2001 from a reserving methodology that included only case reserves with respect to properties either in possession of the insured or where possession was being sought to a report year reserving methodology consistent with U.S. operations.

Total operating expenses– PMI Australia’s total operating expenses increased from $1.9 million for the three months ended June 30, 2001 to $3.0 million for the three months ended June 30, 2002 and from $3.4 million for the six months ended June 30, 2001 to $6.3 million for the six months ended June 30, 2002. The increases reflect the acquisition of PMI Indemnity and the increased level of business in the first half of 2002.

Ratios– PMI Australia’s loss, expense and combined ratios for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Loss ratio	20%	18%	13%	16%
Expense ratio	15%	15%	17%	15%

Combined ratio	35%	33%	30%	31%

The decrease in the loss ratio for the first six months of 2002 reflects the strong market conditions in Australia and the change in premium earnings pattern implemented December 31, 2001.

PMI Europe

PMI Europe commenced operations in February 2001. PMI Europe generated a $1.7 million net loss in the second quarter of 2002 and a $1.0 million net loss in the first half of 2002, compared to $0.5 million of net income in the second quarter of 2001 and $0.7 million of net income in the first half of 2001. The losses generated in 2002 primarily consisted of foreign exchange losses on investments. An appreciating Euro currency over the year gave rise to net realized exchange losses of $1.1 million on the sale of Pounds Sterling denominated investments and a net loss of $1.6 million related to re-measurement position on U.S. Dollar investments.

PMI Europe had four credit default swap transactions in force at June 30, 2002. PMI Europe assumed $405 million of mortgage default risk on $3.2 billion of mortgages on properties in the United Kingdom, and $67 million mortgage default risk on $1.8 billion of mortgages on properties in Germany. The risk assumed covers a spectrum of risk rated BBB to AAA by one or two of the three major rating agencies, S&P, Moody’s and Fitch. Under these transactions, PMI Europe has assumed mortgage default risk by issuing guarantees to credit protection sellers under credit swap agreements. PMI Europe’s ultimate obligations under these guarantees, if any, are directly tied to the occurrence and magnitude of credit default losses in respect of reference pools of mortgage loans originated. The European structures differ in important respects from PMI’s US mortgage insurance products. First, under these arrangements, PMI Europe has no direct recourse against mortgage borrowers in the event of default. Instead, PMI Europe relies on contractually designated loan servicers performing in accordance with specified servicing standards and foreclosure procedures to minimize its losses. Second, under the prevailing business and regulatory climate, credit swaps are viewed as financial transactions rather than insurance contracts. This distinction entails several consequences, including: (i) the expectation by counterparties of immediate payment following submission of claims (rather than following a period of claims adjustment), and (ii) the fact that PMI Europe may have to pay claims on losses relating to the mortgages in the reference pools even though the buyer has not sustained losses on those mortgages.

Premiums earned for PMI Europe were $0.5 million in the second quarter of 2002 and $0.8 million in the first half of 2002. There were no premiums earned in the first six months of 2001. PMI Europe incurred $0.3 million of operating expenses in the second quarter of 2002 and $0.4 million in the first six months of 2002. PMI Europe incurred no operating expenses in the first quarter of 2001 and $0.3 million in the second quarter of 2001.

Hong Kong

Hong Kong is a branch of PMI and reinsures mortgage risk for the Hong Kong Mortgage Corporation. Our Hong Kong operations generated $1.7 million of gross premiums written and $1.0 million of premiums earned for the second quarter of 2002 compared to $1.8 million of gross premiums written and $0.6 million of premiums earned for the corresponding period in 2001. In the first half of 2002, Hong Kong generated $3.6 million of gross premiums written and $1.9 million of total premiums earned, compared to $3.0 million of gross premiums written and $1.1 million total premiums earned in the first half of 2001.

Title Insurance Operations

The following table sets forth the results of our title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC:

	Three Months Ended June 30,				Six Months Ended June 30,

(In millions, except percentages)	2002	2001	Variance		2002	2001	Variance

Net income	$3.1	$2.2	41%		$5.6	$3.7	51%
Premiums earned	$54.9	$36.8	49%		$103.0	$67.7	52%
Underwriting and other expenses	$50.6	$32.6	55%		$95.3	$61.1	56%
Claims expenses	$2.3	$1.3	77%		$4.4	$2.1	110%
Combined ratio	96.8%	98.1%	(1.3	)pps	96.9%	97.7%	(0.8	)pps

The increases in premiums earned for the three months and six months ended June 30, 2002 were driven by the increases in total residential mortgage originations and the continued geographic expansion of our title insurance operations. APTIC wrote title insurance policies in 41 states as of June 30, 2002 and 39 states as of June 30, 2001. Approximately 47% of premiums earned were generated in Florida for the second quarter and the first half of 2002, compared to approximately 52% for the second quarter and the first half of 2001. The increases in underwriting and other expenses were primarily due to increases in agency fees and commissions related to higher premiums earned and to the costs associated with expansion efforts. Agency commissions were $76.9 million for the first six months of 2002 compared to $46.4 million for the first six months of 2001. The increase in claims expense resulted primarily from additions to loss reserves, which increased total loss reserves to $14.7 million as of June 30, 2002 compared to $10.8 million as of December 31, 2001.

Other

The results of our Other segment includes other income and related operating expenses of PMI Mortgage Services Co., or MSC; investment income, interest expense and corporate overhead of our holding company, or TPG, as well as the equity investments in unconsolidated subsidiaries except CMG, which are included in the results of U.S. Mortgage Insurance Operations.

MSC’s total revenue was $8.2 million for the second quarter of 2002 compared to $7.8 million for the corresponding period in 2001, and $15.2 million for the first half of 2002 compared to $11.8 million for the corresponding period in 2001. These increases were largely due to increased contract underwriting activity in connection with higher mortgage origination volume, and to increases in the billing rates for contract underwriting services. Other operating expenses, which were incurred by MSC and TPG, decreased to $14.6 million in the second quarter of 2002 from $16.5 million in the comparable period of 2001, primarily attributed to higher expenses related to contract underwriting in 2001. During the first half of 2002, other expenses increased slightly to $29.0 million from $28.3 million in the first half of 2001.

Investment income in the second quarter of 2002 was $5.0 million and $10.0 million in the first half of 2002, compared to $1.7 million in the second quarter of 2001 and $3.5 million in the first half of 2001. These increases were driven by the interest income generated from the net proceeds of $216 million (after subsequent repayment and repurchase of debt) from the $360 million Convertible Debentures offering in July 2001. Interest expense in the second quarter of 2002 was $4.9 million and $9.7 million in the first half of 2002, compared to $4.1 million in the second quarter of 2001 and $8.2 million in the first half of

2001. These increases were attributable to the interest expense on the $360.0 million Convertible Debentures issued in July 2001 offset by reduced interest expense as a result of the long-term debt and redeemable capital securities repayments.

Our equity earnings in unconsolidated subsidiaries, excluding CMG, increased to $5.8 million in the second quarter of 2002 from $1.4 million in the comparable period of 2001, and to $13.4 million in the first half year of 2002 from $2.9 million in the comparable period of 2001. These increases were driven by the increase in TPG’s ownership interest in Fairbanks during 2001, the expansion of Fairbanks’ servicing operations, and our investment in the Truman Fund. The Truman Fund’s result was due to the completion of a securitization transaction in the first quarter of 2002. We anticipate that the results from the Truman Fund will vary significantly on a quarterly basis.

Taxes

Our effective tax rate was 28.0% for the second quarter of 2002 and 29.4% for the first half of 2002, compared to 29.2% for the second quarter of 2001 and 29.5% for the first half of 2001. Our effective tax rate fluctuates from time to time primarily due to the proportion of tax-exempt earnings relative to total pre-tax income. Additionally, variations in the effective tax rate are due to changes in statutory tax rates of countries in which foreign subsidiaries generate taxable profits, and to fluctuations in the taxable earnings of those foreign subsidiaries relative to total taxable earnings as a whole. Tax-exempt investment earnings represented 16% of total pretax earnings in the second quarter of 2002 and 15% for the first half of 2002, compared to 17% for the second quarter and the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

TPG’s principal sources of funds are dividends from its subsidiaries, primarily PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets. PMI generates substantial cash flow from premiums written on its insurance business and from investment returns on its investment portfolio.

PMI’s ability to pay dividends to TPG is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, dividends during any twelve-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income. In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Arizona law, based on the amount of its policyholders’ surplus, PMI would be able to pay dividends of approximately $19 million in 2002 without prior approval of the Director of the Arizona Department of Insurance.

The laws of Florida limit the payment of dividends by APTIC to TPG to, subject to certain restrictions, the greater of (i) 10% of policyholders surplus derived from realized net operating profits and net realized capital gains, or (ii) APTIC’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to TPG by APTIC. Under Florida law, APTIC would be able to pay dividends of approximately $6 million in 2002 without prior permission from the Florida Department of Insurance, of which $2.5 million was paid during the first half of 2002.

TPG’s principal uses of funds are the payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. TPG’s board of directors authorized a stock repurchase program in the amount of $100.0 million in 1998. No common stock was repurchased in the first half of 2002 and $45.3 million remained available under the stock repurchase authorization in 1998 as of June 30, 2002. We had $344.8 million of available funds at June 30, 2002, an increase from the June 30, 2001 balance of $98.8 million, due primarily to the proceeds remaining from the $360.0 million Convertible Debentures offering in July 2001.

We believe that the holding company has sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations. Our investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. As of June 30, 2002, the fair value of our consolidated investment portfolio available-for-sale increased to $2.5 billion from $2.0 billion as of June 30, 2001.

We have a bank credit line in the amount of $25.0 million with Bank of America and there are no outstanding borrowings under the credit line. The agreement expires on December 30, 2002. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios, and minimum capital and dividend restrictions. Our Run-Off Support Agreement with Allstate Corporation also restricts under conditions specified in the Agreement certain activities of PMI, including acquisitions.

We manage our capital resources based on our cash flow, total capital and rating agency requirements. As of June 30, 2002, our total shareholders’ equity was $2.0 billion. Our long-term debt and other capital securities outstanding at June 30, 2002 was $471.5 million, which consist of the following:

•	$360.0 million 2.50% Senior Convertible Debentures due July 15, 2021;
•	$63.0 million 6.75% Notes due November 15, 2006; and
•	$48.5 million 8.309% Capital Securities maturing on February 1, 2027.

Our consolidated reserves for losses and loss adjustment expenses with respect to claim losses increased to $334.7 million at June 30, 2002 from $314.6 million at December 31, 2001 and $294.5 million at June 30, 2001, due to an increase in the reserve balances for PMI’s primary insurance books of business as a result of higher levels of default in the U.S.; an increase in the reserve balance for our title insurance business; and an increase in the reserve balances for our Australian mortgage insurance books of business, partially as a result of the strengthening of the Australian dollar relative to the U.S. dollar.

PMI has entered into capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the Australian and European subsidiaries, we have guaranteed the performance of PMI’s capital support obligations.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at June 30, 2002 was 11.8 to 1 compared to 13.7 to 1 at June 30, 2001.

The holding company’s consolidated ratio of earnings to fixed charges for the first half year of 2002 was 20.7. For purposes of the ratio of earnings to fixed charges, “earnings” represent income from continuing operations before income taxes plus fixed charges. “Fixed charges” represent interest expense plus that portion of rent expense that, in our opinion, approximates the interest factor included in rent expense plus distributions on our Preferred Capital Securities. As of the date of this report, we have no preferred stock outstanding.

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

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums we earn each year is generated from insurance policies that we have written in previous years. As a result, the length of time that insurance remains in force is an important determinant of PMI’s revenues. The policy owner or servicer of the loan may cancel insurance coverage at any time. In addition, the Homeowners Protection Act of 1998 provides for the automatic termination or cancellation of mortgage insurance upon a borrower’s request if specified conditions are satisfied. Factors that tend to reduce the length of time that PMI’s insurance remains in force include:

•	current mortgage interest rates falling below the rates on the mortgages underlying PMI’s insurance in force, which frequently results in borrowers refinancing their mortgages and canceling their existing mortgage insurance;

•	the rate of appreciation in home values experienced by the homes underlying the mortgages of the insurance in force, which can result in the cancellation of mortgage insurance; and
•	changes in the mortgage insurance cancellation policies of mortgage lenders and investors.

Although we have a history of expanding our business during periods of low interest rates, the resulting increase of new insurance written may not be adequate to compensate us for PMI’s loss of insurance in force arising from policy cancellations.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could also decline, which could result in a decline in our future revenue.

The factors that affect the volume of low down payment mortgage originations include:

•	the level of home mortgage interest rates;
•	the health of the domestic economy as well as conditions in regional and local economies;
•	consumer confidence, which may be adversely affected by economic instability, war or terrorist events;
•	housing affordability;
•	population trends, including the rate of household formation;
•	the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and
•	government housing policy encouraging loans to first-time homebuyers.

A decline in the volume of low down payment housing could reduce the demand for private mortgage insurance and, therefore, our revenues.

We cannot cancel mortgage insurance policies or adjust renewal premiums to protect from unanticipated claims, which could harm our financial performance.

We cannot cancel the mortgage insurance coverage that we provide, except for non-payment of premium. In addition, we generally establish renewal premium rates for the life of the mortgage insurance policy when the policy is issued. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by nonrenewal of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage we provide to PMI’s customers.

The risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of “AAA” and could cause PMI’s business to suffer.

On February 20, 2002, the Office of Federal Housing Enterprise Oversight finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. We have a “AA+” rating and may need to obtain a “AAA” rating as a result of the rule. To obtain a claims-paying ability rating of “AAA” we may need to dedicate significant capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur. Two of PMI’s direct competitors have “AAA” claims paying ratings, with the balance being rated “AA.” While we are currently considering options to address the rule, we cannot be sure that we will be able to implement any of the options that we have under consideration to address the risk-based capital rule in a timely manner, or at all, or that these options, if implemented, will be effective to address the capital differential contained in the rule. If we are unable to address the capital differential contained in the rule in a timely manner, or at all, PMI’s business could be seriously harmed. It is not clear at this point whether the finalized rule will result in the GSEs increasing their use of either AAA-rated mortgage insurers instead of AA-rated entities or credit counterparties other than mortgage insurers. Changes in the preferences of

Fannie Mae and Freddie Mac, or the GSEs, for private mortgage insurance to other forms of credit enhancement, or a tiering of mortgage insurers based on their credit rating, as a result of the OFHEO rule could harm our financial condition and results of operations.

Because we compete with private mortgage insurers, governmental agencies and others in an industry that is highly competitive, PMI’s revenues and profits could decline substantially as we respond to competition or if we lose market share.

The principal sources of PMI’s direct and indirect competition include:

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

We cannot be sure that we will be able to compete successfully with PMI’s direct or indirect competitors. If we are unable to compete successfully, our business will suffer.

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

PMI depends on a small number of customers and our business and financial performance could suffer if PMI were to lose the business of a major customer.

PMI is dependent upon a small number of customers. Through their various origination channels, PMI’s top ten customers accounted for approximately one half of its insurance written as of June 30, 2002. The concentration of business with PMI’s customers may increase as a result of negotiated transactions, mergers or other factors. These customers may reduce the amount of business done with PMI or may cease doing business with PMI altogether. PMI’s master policies and related lender agreements do not, and by law cannot, require PMI’s lenders to do business with PMI. The loss of business from any major customer could seriously harm our business and results of operations.

PMI acquires a significant percentage of its business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. Negotiated transactions are transactions in which PMI insures a large portfolio of loans or commits to insure new loans on agreed-upon terms. For one type of negotiated transaction, modified pool insurance, substantially all of this business during the first six months of 2002 came through PMI’s participation in a market out-reach program offered by Fannie Mae in which PMI’s modified pool product enhances the primary coverage offered by PMI and other insurers. Our business could be harmed if these customers decide to self-insure or substitute other types of credit enhancement for private mortgage insurance.

PMI could lose premium revenue if Fannie Mae or Freddie Mac reduces the level of private mortgage insurance coverage required for low down payment mortgages.

Fannie Mae and Freddie Mac are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of home loans from lenders or investors. Fannie Mae and Freddie Mac offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. Fannie Mae and Freddie Mac might further reduce coverage requirements. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, PMI’s premium revenue would decline and our financial condition and results of operations could suffer.

New products introduced by Fannie Mae or Freddie Mac, if widely accepted, could harm our profitability.

Fannie Mae and Freddie Mac have separately introduced new products for which they will, upon receipt from lenders of loans with primary mortgage insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Pool insurance is a type of mortgage insurance that covers all or a percentage of a loss on individual mortgage loans held within a group or pool of loans up to an agreed aggregate limit for the pool. Under these programs, Fannie Mae and Freddie Mac may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to Fannie Mae or Freddie Mac for the benefits provided through the reduced insurance coverage or the services provided. These new products may prove to be less profitable than PMI’s traditional mortgage insurance business. If these products prove to be less profitable than PMI’s traditional mortgage insurance business, and become widely accepted, our financial condition and operating results could suffer.

Efforts by Fannie Mae and Freddie Mac to reduce the need for private mortgage insurance could reduce our revenues.

Freddie Mac has made several announcements that it would pursue a permanent charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. Such a result could harm our financial condition and results of operation. In October 2000, Fannie Mae announced its intention to increase its share of revenue associated with the management of mortgage credit risk and interest rate risk during the next three years by retaining mortgage credit risk previously borne by a number of other parties, including mortgage insurers. Part of any attempt by Fannie Mae to increase its share of revenue associated with mortgage credit risk could include a reduction in the use or level of mortgage insurance, which could reduce our revenue.

Lobbying activities by large mortgage lenders calling for expanded federal oversight and legislation relating to the role of Fannie Mae and Freddie Mac in the secondary mortgage market could damage PMI’s relationships with those mortgage lenders, Fannie Mae and Freddie Mac.

Together with Fannie Mae, Freddie Mac and mortgage lenders, we jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the three parties. In 1999, a coalition of financial services and housing related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, formed FM Watch, a lobbying organization that supports expanded federal oversight and legislation relating to the role of Fannie Mae and Freddie Mac in the secondary mortgage market. Fannie Mae and Freddie Mac have criticized, and lobbied against, FM Watch. These lobbying activities could, among other things, polarize Fannie Mae, Freddie Mac and members of FM Watch as well as PMI’s customers and us. As a result of this polarization, PMI’s relationships with Fannie Mae and Freddie Mac may limit PMI’s opportunities to do business with some mortgage lenders, particularly the large mortgage lenders that have formed FM Watch. Conversely, PMI’s relationships with these large mortgage lenders may limit PMI’s ability to do business with Fannie Mae and Freddie Mac. Either of these outcomes could harm our financial condition and results of operations.

The institution of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae is in the process of revising its approval requirements for mortgage insurers, including PMI. We have been in discussions with Fannie Mae about its proposed guidelines and our current estimate is that the new requirements will be finalized before the end of 2002. The guidelines as proposed would cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of and prior approval by Fannie Mae for many activities and new products, allow for other approved types of mortgage insurers rated less than “AA,” provide Fannie Mae with broad powers to potentially restrict or prevent certain current activities of PMI, and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. We do not know what form the eligibility guidelines will ultimately take or whether any new guidelines will be issued.

HUD’s proposed RESPA reform regulation, if implemented in its current form, could harm our profitability.

HUD has proposed the RESPA Proposed Rule to Simplify and Improve the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers(“RESPA Rule”), which if implemented would give lenders and other packagers the option of offering a Guaranteed Mortgage Package (“GMP”) or providing a good faith estimate of settlement costs subject to a 10% tolerance. To promote the use of a GMP, qualifying packages would be entitled to a “safe harbor” from RESPA’s anti-kickback rules. Mortgage insurance is included in the package to the extent an upfront premium is charged. This could encompass some, but not all, of the premiums charged by a mortgage insurer with respect to a single loan. Inclusion in the package could cause settlement service providers, such as mortgage insurers, to experience reductions in the prices of their services or products. The RESPA Rule is currently open for public comment, and MICA plans on submitting comments on behalf of the mortgage guaranty insurance industry, including PMI. We do not know what form the final rule will ultimately take or whether a new RESPA Rule will be finalized and issued.

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

PMI’s settlement in the Baynham litigation contains a three year injunction, terminating on December 31, 2003. The injunction relates, in part, to the terms upon which we offer certain products and services, including contract underwriting, reinsurance agreements with reinsurance affiliates of lenders and mortgage insurance restructuring transactions. Some, but not all, of PMI’s competitors in the mortgage insurance industry have agreed to abide by the terms of the injunction. PMI’s compliance with the injunction could inhibit its ability to compete with respect to the offering of new products and structures and this could have a material adverse effect upon our financial condition and results of operations.

Mortgage lenders increasingly require us to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive mortgage reinsurance companies, which will reduce PMI’s net premiums written.

PMI’s customers have indicated an increasing demand for captive mortgage reinsurance arrangements. Under these arrangements, a reinsurance company, which is usually an affiliate of the mortgage lender, assumes a portion of the mortgage insurance default risk on mortgage loans originated by the lender in exchange for a portion of the insurance premiums. An increasing percentage of PMI’s new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. An increase in captive mortgage reinsurance arrangements will decrease PMI’s net premiums written, which may negatively impact the yield that we obtain on net premiums earned for customers with captive mortgage reinsurance arrangements. If we do not provide PMI’s customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive mortgage reinsurance arrangements, PMI’s competitive position may suffer.

PMI’s primary risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At June 30, 2002:

•	43% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have claims frequency rates approximately one and a half times that of mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.
•	8% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience 97s have higher claims frequency rates than 95s. We also insure mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s.
•	9% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience Arms, although priced higher, have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole.

The premiums PMI charges for mortgage insurance on less than A quality loans and non-traditional loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s primary insurance and modified pool insurance written includes less than A quality loans and non-traditional loans. We insure less than A quality loans and non-traditional loans primarily, but not exclusively, through negotiated transactions. The credit quality, loss development and persistency, which is the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, on these loans can vary significantly from PMI’s traditional A quality business. We expect higher default rates, which is the percentage of insured loans in force that are in default, for these loans. We cannot be sure that this book of business will generate the same returns as PMI’s standard business or that the premiums that PMI charges on less than A quality loans and non-traditional loans will adequately offset the associated risk.

Paying a significant number of claims under the pool insurance we write could harm our financial performance.

We offer pool insurance that is often used as an additional credit enhancement for secondary market mortgage transactions. Pool insurance provides coverage for conforming and non-conforming loans, and is generally considered riskier than primary insurance. The premiums that we charge for pool insurance may not adequately compensate us if we experience higher delinquency and default rates than we anticipate at the time we set the premiums for the policies. If we are required to pay a significant number of claims under PMI’s pool insurance, then our financial condition and results of operations could be seriously harmed.

The concentration of primary insurance in force in relatively few states could increase claims and losses and harm our financial performance.

In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of June 30, 2002:

•	12% of PMI’s primary risk in force was on mortgages for homes located in California, where the percentage of insured loans in force that were in default, or default rate, on PMI’s policies was 2.40% on that date;
•	9% of PMI’s primary risk in force was on mortgages for homes located in Florida, where the default rate on PMI’s policies was 3.21% on that date; and
•	7% of PMI’s primary risk in force was on mortgages for homes located in Texas, where the default rate on PMI’s policies was 3.09% on that date.

This compares with a nationwide default rate on PMI’s policies of 3.25% as of June 30, 2002. Continued and prolonged adverse economic conditions in any of these states could result in high levels of claims and losses. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas, because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

We delegate underwriting authority to mortgage lenders that may cause us to insure unacceptably risky mortgage loans, which could increase claims and losses.

The majority of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program. Once a mortgage lender is accepted into PMI’s delegated underwriting program, that mortgage lender may determine whether mortgage loans meet PMI’s program guidelines and may commit us to issue mortgage insurance. We expect to continue offering delegated underwriting to approved lenders and may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we may not refuse to insure, or rescind coverage on, that loan even if we reevaluate that loan’s risk profile or the lender failed to follow PMI’s delegated underwriting guidelines, except in very limited circumstances. In addition, PMI’s ability to take action against an approved lender that fails to follow PMI’s program guidelines and requirements is limited by access to data that would be needed to assess the lender’s compliance with those guidelines and requirements. Therefore, an approved lender could cause us to insure a material amount of mortgage loans with unacceptable risk profiles prior to PMI’s termination of the lender’s delegated underwriting authority.

In addition, mortgage insurers, such as PMI, issue mortgage insurance on mortgage loans determined by the GSEs to be eligible for purchase by the GSEs. As a result, the GSEs’ underwriting standards which determine what loans are eligible for purchase affect the quality of the risk insured by mortgage insurers and the availability of mortgage loans. Any broadening by the GSEs of their underwriting standards could cause us to insure riskier mortgage loans, which could increase PMI’s claims and losses.

If we fail to properly underwrite mortgage loans under PMI’s contract underwriting services, we may be required to assume the cost of repurchasing those loans.

We provide contract underwriting services for a fee. These services help enable PMI’s customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As a part of PMI’s contract underwriting services, we provide monetary and other remedies to PMI’s customers in the event that we fail to properly underwrite a mortgage loan. Such remedies may include:

•	the purchase of additional or “deeper” mortgage insurance;
•	assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or
•	issuance of indemnifications to customers in the event that the loans default for varying reasons including, but not limited to, underwriting errors.

Generally, the scope of these remedies is in addition to those contained in PMI’s master primary insurance policies. Worsening economic conditions or other factors that could lead to increases in PMI’s default rate could also cause the number and severity of the remedies that must be offered by MSC to increase. Such an increase could have a material effect on our financial condition. There are limitations on the number of available underwriting personnel and heavy price competition among mortgage insurance companies. PMI’s inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy PMI’s underwriting services obligations could harm our financial condition and results of operations.

We expect PMI’s loss experience to increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies. We believe that loans insured through negotiated transactions will have earlier incidences of default than loans in PMI’s traditional flow book. As of June 30, 2002, approximately 87% of PMI’s risk in force was written after December 31, 1997. As a result, we believe PMI’s loss experience may increase significantly as PMI’s policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our financial condition and results of operations and cash flows would be seriously harmed.

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

If our claims-paying ability is downgraded below AA-, mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by us, which could materially harm our financial performance.

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

We have subsidiaries in Australia and Europe. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, we are subject to a number of risks associated with international business activities. These risks include:

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

The performance of our unconsolidated strategic investments could harm our financial results.

Our strategic investments (including CMG, Fairbanks, Ram Re and the Truman Fund) total approximately $250 million. The performance of these strategic investments could be harmed by:

•	changes in the real estate, mortgage lending, mortgage servicing, and financial guaranty markets;
•	future movements in interest rates;
•	those operations’ future financial condition and performance;
•	the ability of those entities to execute future business plans; and
•	our dependence upon management to operate these strategic investments because we do not control them.

In addition, our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our claims-paying ability ratings by rating agencies.

We do not control Fairbanks and cannot prevent Fairbanks from defaulting on its indebtedness, which default could under certain circumstances constitute an event of default under our Senior Convertible Debentures.

Under the terms of the Indenture for our 2.5% Senior Convertible Debentures due 2021, an event of default would occur upon a failure to pay when due at maturity or a default that results in the acceleration of maturity of any indebtedness for borrowed money of TPG or of our designated subsidiaries in an aggregate amount of $25 million or more, unless the acceleration is rescinded, stayed or annulled within thirty days after written notice of default is given to us. If there is an event of default on our Senior Convertible Debentures, the principal amount of our Senior Convertible Debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable. Under the Indenture, “designated subsidiaries” means PMI, PMI Australia and any other existing or future, direct or indirect, subsidiary of TPG whose assets constitute 15% or more of the total assets of TPG on a consolidated basis. Under the Indenture, a company is a “subsidiary” of TPG if we own or control at least a majority of its outstanding voting stock. As of June 30, 2002, PMI and PMI Australia were the only designated subsidiaries; however, we expect that Fairbanks’ assets will constitute 15% or more of the total assets of TPG on a consolidated basis in the future and will thereby become a designated subsidiary for purposes of the Indenture. Due to the provisions of an agreement among the shareholders of Fairbanks limiting our ability to control the operations of Fairbanks, we cannot necessarily prevent Fairbanks from failing to pay or defaulting on its indebtedness. Upon the occurrence of an event of default, TPG may not have sufficient funds to pay the amounts due under our Senior Convertible Debentures. If TPG does not have sufficient funds on hand or available to it through the declaration and payment of dividends by its subsidiaries (which dividends are subject to significant restrictions), TPG will need to seek additional financing to obtain the cash due on the Senior Convertible Debentures. Additional financing may not be available to TPG in the amounts necessary or on terms we deem favorable.

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

If we are not reimbursed by our insurance carriers for costs incurred by us in connection with PMI’s settlement of the Baynham litigation, we will be required to take an additional charge against earnings.

To account for PMI’s settlement of the Baynham litigation, we took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million, and incurred an additional $1.5 million charge in the third quarter of 2001. These charges represent our estimate of the cost of settlement less our estimate of insurance payments we will receive from our insurance carriers as reimbursement for costs incurred by us in connection with our defense and settlement of the action. We estimate our reimbursement from our insurance carriers to be $14.9 million. In April 2002, we commenced litigation to obtain reimbursement from our carriers and our case is in the early stages of discovery. If we do not realize our estimated amount of insurance proceeds, we will be required to take an additional charge against earnings and this could harm our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The fair value of investments in our portfolio is interest rate sensitive and is subject to change based on interest rate movements. The result of a 100 basis points increase in interest rates would be a 5.4% decrease in the value of our fixed-income investment portfolio, while the result of a 100 basis points decrease in interest rates would be a 4.3% increase in the value of our fixed-income investment portfolio. As of June 30, 2002, the effective duration of our fixed-income investment portfolio was 5.1 years.

As of June 30, 2002, $336.9 million of our invested assets were held by PMI Australia and were denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar during the second quarter of 2002 compared to December 31, 2001. As of June 30 2002, $82.4 million of our invested assets were held by PMI Europe and were predominately denominated in Euros. As of December 31, 2001, $77.9 million of our invested assets were held by PMI Europe of which $61.3 million were denominated in Euros.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders on May 16, 2002, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Mariann Byerwalter	38,794,344	284,223
Dr. James C. Castle	38,795,808	282,759
W. Roger Haughton	38,101,595	976,972
Wayne E. Hedien	38,929,757	148,810
Louis G. Lower II	38,795,567	283,000
Raymond L. Ocampo Jr.	38,929,657	148,910
John D. Roach	38,922,581	155,886
Dr. Kenneth T. Rosen	38,929,925	148,642
L. Stephen Smith	38,922,846	155,721
Richard L. Thomas	38,794,800	283,767
Mary Lee Widener	38,797,064	281,503
Ronald H. Zech	38,929,710	148,857

The following proposals were approved at the Company’s Annual Meeting:

	Votes For	Votes Against	Abstain
Ratification of the appointment of Ernst & Young LLP as independent auditors for 2001	37,838,627	1,233,866	6,074
Approval of the proposal to amend TPG’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock	38,437,052	637,830	3,685

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibit listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)	Reports on Form 8-K:

(i)	On May 16, 2002, we filed with the SEC a report on Form 8-K relating to the Company’s declared 2-for-1 stock split.

(ii)	On July 26, 2002, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K relating to our second quarter 2002 earnings conference call held on July 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 13th day of August, 2002.

The PMI Group, Inc.

/s/ John M. Lorenzen, Jr. John M. Lorenzen, Jr. Executive Vice President and Chief Financial Officer

/s/ Brian P. Shea Brian P. Shea Vice President, Controller And Assistant Secretary Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit

3.1	Amendment to the Restated Certificate of Incorporation of The PMI Group, Inc. (effective on May 16, 2002).