Form 10-Q
period 2002-09-30
PMI GROUP INC
filed 2002-11-14
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-13664

THE PMI GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3199675
(State of Incorporation)	(I.R.S. Employer Identification No.)

3003 Oak Road Walnut Creek, California	94597-2098
(Address of principal executive offices)	(Zip Code)

(925) 658-7878
(Registrant’s telephone number including area code)

601 Montgomery Street, San Francisco, California 94111
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares

Common Stock	$0.01	September 30, 2002	90,273,955

THE PMI GROUP, INC.
Index to Quarterly Report on Form 10-Q
September 30, 2002

PART I – FINANCIAL INFORMATION
ITEM 1.  INTERIM FINANCIAL STATEMENTS
THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share amounts)	2002	2001	2002	2001

Revenues
Premiums earned	$228,924	$193,265	$666,055	$540,963
Net investment income	46,178	36,788	130,702	100,923
Net realized investment gains (losses)	1,226	(1,431)	(813)	(4,096)
Other	12,279	8,195	32,015	20,221

Total revenues	288,607	236,817	827,959	658,011

Losses and expenses
Losses and loss adjustment expenses	45,158	25,677	123,458	71,876
Amortization of deferred policy acquisition costs	20,111	20,340	61,931	60,474
Other underwriting and operating expenses	93,013	71,576	268,187	188,702
Interest expense	4,160	4,314	11,940	9,695
Distributions on preferred capital securities	1,007	2,006	3,022	6,160

Total losses and expenses	163,449	123,913	468,538	336,907

Income before income taxes	125,158	112,904	359,421	321,104
Income taxes	35,818	33,654	104,708	95,126

Income before cumulative effect of a change in accounting principle and extraordinary loss	89,340	79,250	254,713	225,978
Cumulative effect of a change in accounting principle	—	—	7,172	—
Extraordinary loss on extinguishment of debt, net of tax	—	(906)	—	(906)

Net income	$89,340	$78,344	$261,885	$225,072

Per share data
Basic:
Income before cumulative effect of a change in accounting principle and extraordinary loss	$0.99	$0.89	$2.83	$2.54
Cumulative effect of a change in accounting principle	—	—	0.08	—
Extraordinary loss on extinguishment of debt, net of tax	—	(0.01)	—	(0.01)

Basic net income	$0.99	$0.88	$2.91	$2.53

Diluted:
Income before cumulative effect of a change in accounting principle and extraordinary loss	$0.98	$0.87	$2.77	$2.49
Cumulative effect of a change in accounting principle	—	—	0.08	—
Extraordinary loss on extinguishment of debt, net of tax	—	(0.01)	—	(0.01)

Diluted net income	$0.98	$0.86	$2.85	$2.48

Cash dividends declared	$0.025	$0.020	$0.070	$0.060

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2002	December 31, 2001

	(Unaudited)
Assets
Investments:
Available for sale, at fair value:
Fixed income securities:
(amortized cost: $2,140,750; $2,010,114)	$2,294,192	$2,078,876
Equity securities:
Common (cost: $70,073; $53,015)	68,212	69,264
Preferred (cost: $88,475; $89,192)	91,531	92,266
Capital stock of affiliates, at underlying book value	285,587	204,884
Short-term investments, at fair value	185,145	137,470

Total investments	2,924,667	2,582,760
Cash	37,857	21,735
Accrued investment income	30,722	35,480
Premiums receivable	66,513	57,515
Reinsurance receivable and prepaid premiums	63,064	59,251
Reinsurance recoverable	4,186	6,068
Deferred policy acquisition costs	84,947	77,903
Property and equipment, net	167,909	68,188
Other assets	70,265	81,052

Total assets	$3,450,130	$2,989,952

Liabilities
Reserve for losses and loss adjustment expenses	$343,525	$314,590
Unearned premiums	236,047	208,580
Long-term debt	422,950	422,950
Reinsurance payable	41,519	31,201
Deferred income taxes	93,157	63,852
Other liabilities and accrued expenses	135,127	113,591

Total liabilities	1,272,325	1,154,764

Commitments and contingencies
Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	48,500	48,500
Shareholders’ equity
Preferred stock – $.01 par value; 5,000,000 shares authorized; and none issued or outstanding	—	—
Common stock – $.01 par value; 250,000,000 shares authorized; 105,586,954 issued; and 90,273,955 outstanding	1,056	1,056
Additional paid-in capital	267,234	267,234
Accumulated other comprehensive income	105,251	40,791
Retained earnings	2,067,802	1,811,839
Treasury stock, at cost (15,312,999 and 16,424,950 shares)	(312,038)	(334,232)

Total shareholders’ equity	2,129,305	1,786,688

Total liabilities and shareholders’ equity	$3,450,130	$2,989,952

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(Dollars in thousands)	2002	2001

Cash flows from operating activities
Net income	$261,885	$225,072
Cumulative effect of a change in accounting principle	(7,172)	—
Extraordinary charge from early extinguishment of debt	—	906

Income before extraordinary item and cumulative effect of a change in accounting principle	254,713	225,978
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	813	4,096
Undistributed earnings of affiliates	(28,014)	(12,249)
Depreciation and amortization	12,867	5,165
Deferred income taxes	6,854	5,543
Changes in:
Accrued investment income	4,758	(4,979)
Deferred policy acquisition costs	(2,367)	(5,043)
Premiums receivable	(8,998)	(18,649)
Reinsurance receivable, net of payable	6,505	(3,340)
Reinsurance recoverable	1,882	1,826
Reserves for losses and loss adjustment expenses	28,935	679
Unearned premiums	29,960	9,092
Income tax payable	(7,508)	(7,669)
Other	35,222	25,068

Net cash provided by operating activities	335,622	225,518

Cash flows from investing activities
Proceeds from sales and maturities of fixed income securities	463,138	168,841
Proceeds from sales of equity securities	50,834	79,938
Investment purchases:
Fixed income securities	(577,680)	(532,954)
Equity securities	(69,409)	(82,052)
Net increase in short-term investments	(42,412)	(87,492)
Investment in affiliates, net	(49,513)	(14,734)
Capital expenditures	(110,730)	(21,545)

Net cash used in investing activities	(335,772)	(489,998)

Cash flows from financing activities
Issuance of treasury stock	22,194	8,475
Dividends paid to shareholders	(5,922)	(5,340)
Proceeds from issuance of senior convertible debentures	—	351,900
Repayment of bank note	—	(35,732)
Purchase of redeemable capital securities	—	(17,894)

Net cash provided by financing activities	16,272	301,409

Net increase in cash	16,122	36,929
Cash at beginning of year	21,735	21,969

Cash at end of period	$37,857	$58,898

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“TPG”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation; PMI Mortgage Insurance Ltd and PMI Indemnity Limited (collectively, “PMI Australia”), Australian mortgage insurance companies; PMI Europe, an Irish insurance corporation; and other insurance, reinsurance and non-insurance subsidiaries. TPG and its wholly-owned subsidiaries are collectively referred to as the “Company.”  The Company has equity interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; Truman Capital Investment Fund L.P. (“Truman Fund”), an affiliate of Fairbanks; and RAM Holdings Ltd. and Ram Holdings II Ltd. (collectively, “Ram Re”), financial guaranty reinsurance companies based in Bermuda.  The Company’s percentage ownership of CMG, Fairbanks, Truman Fund, and Ram Re are 50%, 56.8%, 19.6% and 24.9%, respectively, and these ownership interests are accounted for on the equity method of accounting in the Company’s consolidated financial statements. The results of Fairbanks and Truman Fund are reported on a one-month lag basis, and Ram Re is reported on a one-quarter lag basis.  All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc. 2001 Form 10-K and Annual Report to Shareholders.

Note 2. Summary of Certain Significant Accounting Policies

Deferred Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations related to the acquisition, underwriting and processing of new insurance, including contract underwriting and sales related activities. These costs are initially recorded as deferred policy acquisition costs (“DPAC”) and amortized against related premium revenue in order to match costs and revenues. Amortization of these costs for each policy year book of business is charged against revenue in proportion to estimated gross profits over a two-year period.  DPAC is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Beginning DPAC balance	$83,049	$71,764	$77,903	$67,009
Policy acquisition costs incurred and deferred	22,009	20,628	64,296	65,517
Amortization of DPAC	(20,111)	(20,340)	(61,931)	(60,474)
Change in accounting principle	—	—	4,679	—

Ending DPAC balance	$84,947	$72,052	$84,947	$72,052

Losses and Loss Adjustment Expenses Reserves – The reserves for losses and loss adjustment expenses are the estimated ultimate claim settlement on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by customers.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case basis when insured loans are reported by the servicers as currently in default using estimated claim rates and claim sizes for each report year, net of any recoverables.  The Company also reserves for estimated defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes for the estimated number of defaults not reported.

Loss reserving for both reported and unreported defaults is an estimation process and requires significant management judgment.  These estimates are reviewed monthly and based on many factors including, but not limited to, unemployment rates, interest rates environment, housing values and economic forecasts.

Revenue Recognition – Primary mortgage insurance policies are contracts that are non-cancelable by the insurer, are renewable at a fixed price at the insured’s option, and provide payment of premiums on a monthly, annual or single basis.  Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual premium basis are initially deferred as unearned and amortized on a monthly pro rata basis over the year of coverage.  Premiums written on policies covering more than one year, or single premium policies, are initially deferred as unearned premiums and earned over the expected life of the policy in proportion to the estimated expiration of risk, ranging from seven to fifteen years.  Title insurance premiums are recognized as revenue when the title insurance premium is received. Fee income of the non-insurance subsidiaries is earned as the services are provided.

Reclassifications – Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Note 3. New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, any unamortized negative goodwill related to an excess of fair value over cost arising from business combinations completed before July 1, 2001 must be written off and recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142.  Accordingly, the Company realized a $7.2 million gain for the remaining balance of negative goodwill in the first quarter of 2002, which was originally recorded in connection with the acquisition of PMI Mortgage Insurance Ltd in 1999.

The table below indicates the pro forma amounts assuming the accounting change is applied at the beginning of 2001:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Net income:
As reported	$89,340	$78,344	$261,885	$225,072
Pro forma	89,340	77,305	254,713	221,893
Basic earnings per share:
As reported	$0.99	$0.88	$2.91	$2.53
Pro forma	0.99	0.87	2.83	2.50
Diluted earnings per share:
As reported	$0.98	$0.86	$2.85	$2.48
Pro forma	0.98	0.85	2.77	2.45

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with earlier application permitted.  During the second quarter of 2002, the Company recorded a liability of $12.2 million under the guidelines of EITF Issue No. 94-3 related to its relocation to the new corporate headquarters, discussed below.  The Company does not believe SFAS No. 146 will have an impact on its financial position or results of operations.

Note 4. Earnings Per Share

On June 17, 2002, the Company effected a two-for-one stock split in the form of a stock dividend.  All common share and per share data have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the first period presented. Weighted-average common shares outstanding for purposes of calculating diluted earnings per share reflect the potential increase of common shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised.  The dilutive effect of potential conversion of the convertible debentures included in long-term debt is not reflected in weighted-average common shares outstanding for purposes of calculating diluted earnings per share as the conditions permitting conversion have not been satisfied.  Net income is the same for computing basic and diluted earnings per share. Weighted-average common shares outstanding for the three months and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Weighted-average common shares outstanding:
For basic earnings per share	90,174	89,017	89,905	88,820
For diluted earnings per share	91,647	90,960	91,806	90,660

Note 5. Comprehensive Income

The reconciliations of net income to comprehensive income for the three months and nine months ended September 30, 2002 and 2001 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income	$89,340	$78,344	$261,885	$225,072
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains arising during period	36,668	14,966	46,116	7,934
Less: reclassification adjustment for gains (losses) included in net income	797	(930)	(528)	(2,662)

Net unrealized holding gains	35,871	15,896	46,644	10,596
Currency translation adjustment	(9,168)	4,301	17,816	2,146
Transition adjustment for implementation of SFAS No. 133	—	—	—	(1,009)
Fair value adjustment of derivatives	—	678	—	1,009

Other comprehensive income, net of tax	26,703	20,875	64,460	12,742

Comprehensive income	$116,043	$99,219	$326,345	$237,814

Note 6. Business Segments

The Company’s reportable operating segments include U.S. Mortgage Insurance, International Mortgage Insurance, Title Insurance and Other.  The Other segment includes the income and expenses of TPG (including equity earnings of unconsolidated subsidiaries except CMG, which is included in U.S. Mortgage Insurance), PMI Mortgage Services Co. and an inactive broker-dealer.

Transactions between segments are not significant.  The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended September 30, 2002

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Total revenues	$176,735	$21,695	$66,517	$23,660	$288,607
Losses and loss adjustment expenses	(39,766)	(2,702)	(2,690)	—	(45,158)
Amortization of deferred policy acquisition costs	(19,030)	(1,081)	—	—	(20,111)
Other underwriting and operating expenses	(11,520)	(4,168)	(57,312)	(20,013)	(93,013)
Interest expense and distributions on capital securities	(48)	—	—	(5,119)	(5,167)

Income (loss) before income taxes	106,371	13,744	6,515	(1,472)	125,158
Income tax benefit (expense)	(32,729)	(3,424)	(2,394)	2,729	(35,818)

Net income	$73,642	$10,320	$4,121	$1,257	$89,340

Total assets	$2,355,793	$503,876	$80,910	$509,551	$3,450,130

	Three Months Ended September 30, 2001

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Total revenues	$165,326	$11,866	$44,337	$15,288	$236,817
Losses and loss adjustment expenses	(23,028)	(816)	(1,833)	—	(25,677)
Amortization of deferred policy acquisition costs	(19,306)	(1,034)	—	—	(20,340)
Other underwriting and operating expenses	(16,752)	(739)	(38,639)	(15,446)	(71,576)
Interest expense and distributions on capital securities	(36)	(226)	—	(6,058)	(6,320)

Income (loss) before income taxes and extraordinary item	106,204	9,051	3,865	(6,216)	112,904
Income tax benefit (expense)	(32,779)	(1,844)	(1,407)	2,376	(33,654)

Income (loss) before extraordinary item	73,425	7,207	2,458	(3,840)	79,250
Extraordinary loss on extinguishment of debt, net of tax	—	—	—	(906)	(906)

Net income (loss)	$73,425	$7,207	$2,458	$(4,746)	$78,344

Total assets	$2,139,099	$364,794	$59,820	$509,054	$3,072,767

	Nine Months Ended September 30, 2002

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Total revenues	$534,284	$57,371	$174,966	$61,338	$827,959
Losses and loss adjustment expenses	(110,339)	(6,023)	(7,096)	—	(123,458)
Amortization of deferred policy acquisition costs	(57,094)	(4,837)	—	—	(61,931)
Other underwriting and operating expenses	(44,166)	(7,172)	(152,648)	(52,017)	(256,004)
Lease abandonment and other relocation costs	(9,281)	—	—	(2,903)	(12,183)
Interest expense and distributions on capital securities	(118)	(6)	—	(14,838)	(14,962)

Income (loss) before income taxes	313,286	39,333	15,222	(8,420)	359,421
Income tax benefit (expense)	(95,925)	(11,067)	(5,523)	7,807	(104,708)

Income (loss) before cumulative effect of a change in accounting principle	217,361	28,266	9,699	(613)	254,713
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income (loss)	$217,361	$35,438	$9,699	$(613)	$261,885

Total assets	$2,355,793	$503,876	$80,910	$509,551	$3,450,130

	Nine Months Ended September 30, 2001

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Total revenues	$477,968	$33,619	$113,118	$33,306	$658,011
Losses and loss adjustment expenses	(64,819)	(3,155)	(3,902)	—	(71,876)
Amortization of deferred policy acquisition costs	(57,634)	(2,840)	—	—	(60,474)
Other underwriting and operating expenses	(41,456)	(2,711)	(99,695)	(44,840)	(188,702)
Interest expense and distributions on capital securities	(44)	(1,533)	—	(14,278)	(15,855)

Income (loss) before income taxes and extraordinary items	314,015	23,380	9,521	(25,812)	321,104
Income tax benefit (expense)	(95,634)	(5,213)	(3,406)	9,127	(95,126)

Income (loss) before extraordinary item	218,381	18,167	6,115	(16,685)	225,978
Extraordinary loss on extinguishment of debt, net of tax	—	—	—	(906)	(906)

Net income (loss)	$218,381	$18,167	$6,115	$(17,591)	$225,072

Total assets	$2,139,099	$364,794	$59,820	$509,054	$3,072,767

Contract Underwriting Remedies – During the third quarter of 2002, the Company changed its classification of remedies expenses incurred in connection with contract underwriting services. As a result, the remedies expenses were reclassified from losses and loss adjustment expenses for U.S. Mortgage Insurance to other underwriting and operating expenses for the Other segment, retroactively to January 1, 2001.  Remedies expenses were $1.4 million in the third quarter of 2002 and $4.4 million for the first nine months of 2002, compared with $0.4 million in the third quarter of 2001 and $1.4 million for the first nine months of 2001.

Note 7. Investments

The Company evaluates its investments regularly to determine whether there are declines in value and whether any such declines meet the definition of other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Market value of a security below cost or amortized cost for two consecutive quarters is a potential indicator of an other-than-temporary impairment.  The Company determined that the decline in the market value of certain equity securities met the definition of other-than-temporary impairment and recognized a realized loss of $1.5 million during the third quarter of 2002 and $5.9 million during the first nine months of 2002.

During the third quarter of 2002, the Company acquired an additional interest in Fairbanks for $48.5 million. As of September 30, 2002, the Company’s ownership interest in Fairbanks was 56.8%.  As a result of an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks, the Company continues to report its investment in Fairbanks using the equity method of accounting, in accordance with EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.

Note 8. Lease Abandonment

The Company performed an evaluation of the estimated costs  to relocate its corporate headquarters and recognized a $12.2 million pre-tax charge related to lease abandonment and relocation costs in the second quarter of 2002.  The charge, which is included in other operating expenses, consists of $8.3 million for the estimated loss on the abandonment of the lease obligations for the previous corporate headquarters, $1.7 million for the write-off of abandoned fixed assets, and $2.2 million for other relocation and employee retention expenses.

Note 9. Legal Proceedings

On December 15, 2000, the Company announced that PMI entered into an agreement with the plaintiffs to settle the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Company. PMI denied all facts and allegations in the lawsuit that alleged violations of Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and other related claims.

To account for the settlement, PMI took a pre-tax charge of $5.7 million in the fourth quarter of 2000 and an additional $1.5 million pre-tax charge in the third quarter of 2001, due to the write-off of a portion of its insurance recovery deemed uncollectible as a result of the insolvency of one of the Company’s insurance carriers. The charges are based upon the estimate of the cost of settlement less the estimate of insurance payments the Company expects to receive from its insurance carriers as reimbursement for costs incurred in connection with its defense and settlement of the action.  The Company estimates its reimbursement from its insurance carriers to be $14.9 million.  The Company participated in non-binding mediation with its insurance carriers with respect to the amount of reimbursement without achieving settlement.  In April 2002, the Company commenced litigation to obtain reimbursement from its carriers. There can be no assurance that the Company’s estimate of the amount of insurance proceeds will be realized and receipt of less than the Company expects could have an adverse effect on the Company’s results of operations.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

Note 10.  Income Taxes

In the fourth quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (“FTB”) for 1997 in the amount of $2.8 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB.  The assessment is the result of a memorandum issued by the FTB in April 2002.  The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997.  Additionally, during the fourth quarter, the FTB commenced an audit of the Company’s tax returns for the years 1998 through 2000 regarding the same issue covered by the assessment.  The Company expects that once the audit is completed, the FTB will issue an additional assessment for the years 1998 through 2000 of approximately $11 million, not including federal tax benefits or interest.  While the Company intends to protest the current and any future assessments, there can be no assurance as to the ultimate outcome of these protests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include:

•	PMI’s belief that the structure of its modified pool products mitigates the risk of loss to PMI from the less than A quality loans and non-traditional loans insured by those products;

•

PMI’s belief that its net premiums written and earned may decrease in the fourth quarter of 2002 compared to the third quarter of 2002 and that its average premiums for new insurance written may decline in the fourth quarter of 2002 compared to the third quarter of 2002;

•	Our expectation that PMI’s loans in default, claims paid and loss reserves will continue to increase through the remainder of 2002; and

•	Our belief that PMI Australia’s growth in new insurance written could moderate in the fourth quarter of 2002 and early 2003.

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

OVERVIEW

The PMI Group, Inc. is an international provider of credit enhancement products and lender services that promote home ownership and facilitate mortgage transactions in the capital markets.  Through our wholly-owned subsidiaries and other investments, we offer residential mortgage insurance and credit enhancement products domestically and internationally, title insurance, financial guaranty reinsurance, mortgage servicing and other residential lender services.

RESULTS OF OPERATIONS

Consolidated Results

The following chart presents highlights of our consolidated financial results for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,			Nine Months Ended September 30,

(In millions, except per share data and percentages)	2002	2001	Percentage Change	2002	2001	Percentage Change

Net Income Reconciliation:
Net income	$89.3	$78.3	14%	$261.9	$225.1	16%
Net realized investment (gains) losses	(0.8)	1.0	—	0.6	2.6	—
Lease abandonment and relocation costs	—	—	—	7.9	—	—
Cumulative effect of accounting change	—	—	—	(7.2)	—	—
Extraordinary loss on extinguishment of debt	—	0.9	—	—	0.9	—

Operating income	$88.5	$80.2	10%	$263.2	$228.6	15%

Per share data:*
Net income	$0.98	$0.86	14%	$2.85	$2.48	15%
Net realized investment (gains) losses	(0.01)	0.01	—	0.01	0.03	—
Lease abandonment and relocation costs	—	—	—	0.09	—	—
Cumulative effect of accounting change	—	—	—	(0.08)	—	—
Extraordinary loss on extinguishment of debt	—	0.01	—	—	0.01	—

Operating income	$0.97	$0.88	10%	$2.87	$2.52	14%

Premium earned	$228.9	$193.3	18%	$666.1	$541.0	23%
Net investment income	$46.2	$36.8	26%	$130.7	$100.9	30%
Net realized investment gains (losses)	$1.2	$(1.4)	186%	$(0.8)	$(4.1)	80%
Losses and other underwriting expenses	$158.2	$117.6	35%	$453.5	$321.0	41%
Interest expense and distributions on preferred capital securities	$5.2	$6.3	(17)%	$15.0	$15.9	(6)%

* Earnings per share calculations are based on the number of common stock shares outstanding on a fully-diluted basis.  Per share data has been adjusted to reflect the two-for-one stock split effective on June 17, 2002.

The increases in our consolidated net income and net income per share for the quarter and nine months ended September 30, 2002 compared to the corresponding periods in 2001 were driven by increases in premiums earned and net investment income including equity earnings of unconsolidated subsidiaries, partially offset by increases in losses and other underwriting expenses.

Our operating income represents net income excluding realized investment gains and losses, extraordinary items and non-recurring items.  We believe that operating income and operating income per share are generally recognized within the mortgage insurance industry as meaningful measurements of underlying profit, and accordingly, we use them to measure management’s performance.  However, operating income should not be considered in isolation or as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States.  Our operating income may not be comparable to similarly titled measures for other companies.

The amount of premiums recognized as revenue for accounting purposes, or premiums earned, increased for the third quarter of 2002 and the first nine months of 2002 compared to the corresponding periods in 2001.  These increases were attributable primarily to increases in our title insurance premiums, increases in modified pool premiums, and the increases in primary new insurance written in the U.S. and the corresponding growth in our primary mortgage insurance portfolio during the past 12 months.  New insurance written is the total principal amount of mortgages newly insured by us.  Inclusion of the results of PMI Indemnity Limited, one of our Australian subsidiaries, beginning in the fourth quarter of 2001 also contributed to the growth of our insurance portfolio and premiums earned.  Additional revenue discussions are included in the business segments sections below.

The increases in our net investment income for the three months and nine months ended September 30, 2002 compared to the corresponding periods in 2001 were driven by increases in both the equity earnings of our unconsolidated subsidiaries and in the assets held for investment.  We account for the investments in our unconsolidated subsidiaries on the equity method of accounting, and the equity earnings are included in investment income.  The earnings of unconsolidated subsidiaries were $12.0 million in the third quarter of 2002 compared to $4.9 million in the corresponding period of 2001, and $31.7 million in the first nine months of 2002 compared to $12.6 million in the corresponding period of 2001.  These increases were driven by the growth in the equity earnings of Fairbanks Capital Holding Corp., or Fairbanks, due to the increase in our ownership interest in Fairbanks over the last 12 months to 56.8% as of September 30, 2002 and the growth of Fairbanks’ business.  We generated additional investment income from the growth in our investment portfolio due principally to the net proceeds of approximately $216 million, after subsequent repayment or repurchase of debt, from the $360.0 million 2.5% Senior Convertible Debentures offering in July 2001, and from our acquisition of PMI Indemnity Limited, whose results are included in the accompanying financial statements beginning in the fourth quarter of 2001.  The pre-tax current book yield was 5.7% at September 30, 2002 and 5.9% at September 30, 2001.  The decrease in net realized investment losses for the nine months ended September 30, 2002 compared to the corresponding period in 2001 primarily resulted from impairment of certain equity securities partially offset by realized gains on the sale of investments.

The increases in our losses and other underwriting expenses were attributable to higher levels of defaults and claims, the lease abandonment and relocation charge related to the relocation of our corporate headquarters and increased operating expenses related to higher levels of insurance written as discussed below in the business segments results.  The interest expense and distributions on the preferred capital securities for the first nine months of 2002 included interest expense of $7.0 million on the convertible debentures, offset by decreased interest expense on our other outstanding debt.  Approximately $136 million of the proceeds from the convertible debentures offering was used to extinguish portions of our long-term debt and preferred capital securities in 2001.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, provides private mortgage insurance against losses in the event of borrower default to residential mortgage lenders and investors in the United States.  Such insurance is purchased by lenders and investors, including Fannie Mae and Freddie Mac, or the GSEs, seeking protection against default risk, capital relief or credit enhancement for portfolio or secondary market mortgage transactions.  PMI’s revenues increased by 7% in the third quarter of 2002 over the corresponding period of 2001, and increased by 12% in the first nine months of 2002 over the corresponding period of 2001.

Primary new insurance written – PMI issues primary insurance coverage on individual loans at specified coverage percentages. PMI is generally in a first loss position when a borrower defaults on an insured mortgage.  As shown in the table below, PMI’s primary new insurance written includes insurance that PMI underwrites on a loan-by-loan basis (flow channel) and insurance acquired in bulk (bulk channel), primarily in the secondary mortgage market.  In accordance with standards set forth by the industry’s trade association Mortgage Insurance Companies of America, or MICA,  PMI does not include primary mortgage insurance it placed upon loans more than 12 months after loan origination or upon loans where the insurance coverage reduces investors’ exposure to less than 50% when calculating and reporting its primary new insurance written.  PMI’s new insurance written also includes a portion of its modified pool insurance coverage.  PMI issues modified pool insurance and bulk primary insurance in negotiated transactions, which we discuss below.

The following table shows the components of the total primary new insurance written by PMI, and the total primary new insurance written for the private mortgage insurance industry as reported by MICA:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2002	2001	2002	2001

Primary new insurance written:
Primary new insurance written (flow channel)	$11,300	$10,071	$32,059	$29,166
Primary new insurance written (bulk channel)*	482	1,789	2,369	4,024

Combined new insurance written (flow and bulk):	11,782	11,860	34,428	33,190
Primary insurance written through modified pool*	1,554	165	5,298	165

Total PMI primary new insurance written*	$13,336	$12,025	$39,726	$33,355

MICA total primary new insurance written*	$78,445	$76,963	$242,799	$201,228

* As of August 2001, MICA modified the definitions used to compile its statistical reports on a prospective basis.  Accordingly, the primary new insurance written information in the table for the nine months ended September 30, 2002 is not comparable to the corresponding period in 2001.

In August 2001, MICA, on behalf of the private mortgage insurance industry, revised and standardized several categories of insurance that are reported by mortgage insurers to MICA on a prospective basis. These categories include new insurance written, primary insurance, bulk primary insurance and pool insurance.  PMI implemented the definitional change during the third quarter of 2001, and the new insurance written reported by MICA beginning in August 2001 was based upon these newly-defined categories.  PMI reported $1.6 billion of primary new insurance written for the third quarter of 2002, $0.2 billion for the third quarter of 2001 and $5.3 billion for the first nine months of 2002 that previously would have been included in the definition of pool insurance.  We have not recalculated the primary insurance results for the first half of 2001 prior to MICA’s definition change to include a portion of modified pool insurance written.  PMI’s increases in total primary new insurance written for the third quarter and the first nine months of 2002 compared to the corresponding periods in 2001 were due primarily to MICA’s change in the definition of primary new insurance.

Negotiated transactions – Insurance issued in negotiated transactions may include bulk primary, pool and modified pool insurance, or a combination thereof.  An increasing portion of PMI’s primary new insurance written has been, and may continue to be, acquired through negotiated transactions.  While the terms vary from deal to deal, negotiated transactions generally involve bidding upon and, if successful, insuring large portfolios of loans or committing to insure new loan originations on agreed terms.  Some negotiated transactions may involve loans that are or will be securitized, and PMI may be asked to provide “down to” insurance coverage sufficient to reduce the insured’s exposure on each loan to a percentage of the loan balance selected by the insured.  PMI prices loans in negotiated transactions based upon a number of risk factors, including borrower and credit characteristics, loan and property characteristics including loan-to-value ratios, the level of insurance coverage requested, housing market considerations and persistency estimations.  The loan-to-value ratio is the ratio of the original loan amount to the value of the property.  Persistency is the percentage of insurance policies at the beginning of a period that remains in force at the end of the period.

PMI insures less than A quality loans and non-traditional loans through all of our underwriting channels.  PMI defines less than A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) generally less than 620.  PMI considers a loan non-traditional if it does not conform to GSE loan size limits or if it includes other characteristics such as reduced documentation of the borrower’s income, deposit information and/or employment.  PMI expects higher default rates, delinquency rates and generally faster prepayment speeds for less than A quality loans and non-traditional loans than for PMI’s A quality loans.  PMI believes that the structure of its modified pool products mitigates the risk of loss to PMI from the less than A quality loans and non-traditional loans insured by those products.  Beginning in 2001, PMI has participated in a market outreach program offered by Fannie Mae in which PMI’s modified pool insurance product enhances the credit quality of the loans.

PMI’s less than A quality loans and non-traditional loans as percentages of its bulk and flow primary new insurance written and modified pool insurance written, whether classified as primary or pool insurance, are shown in the table below.  Because the dollar and percentage amounts in the following table have been calculated using our internal classification definitions and without reference to the new MICA definitions discussed on page 15, they may not correspond to the figures in the table on page 15.

	Three Months Ended September 30,				Nine Months Ended September 30,

(In millions, except percentages)	2002		2001		2002		2001

Less than A quality loan amounts and as a percentage of :
Primary new insurance written (flow channel)	$1,180	10%	$948	9%	$3,512	11%	$2,562	9%
Primary new insurance written (bulk channel)	$18	4%	$1,011	56%	$192	8%	$2,154	52%
Combined new insurance written (flow and bulk)	$1,198	10%	$1,959	16%	$3,704	11%	$4,716	14%
All modified pool written	$1,327	34%	$1,061	46%	$4,399	36%	$1,947	36%
Total insurance written	$2,525	16%	$3,020	21%	$8,103	17%	$6,663	17%
Non-traditional loan amounts and as a percentage of :
Primary new insurance written (flow channel)	$1,478	13%	$1,261	13%	$3,701	12%	$3,186	11%
Primary new insurance written (bulk channel)	$257	53%	$544	30%	$919	37%	$1,275	31%
Combined new insurance written (flow and bulk)	$1,735	15%	$1,805	15%	$4,620	13%	$4,461	13%
All modified pool written	$724	19%	$149	6%	$1,556	13%	$1,177	22%
Total insurance written	$2,459	16%	$1,954	14%	$6,176	13%	$5,638	15%

Pool insurance– PMI has offered pool insurance coverage to lenders and investors.  Pool insurance is typically issued in negotiated GSE and capital market transactions.  Pool insurance may be attractive to lenders and investors seeking capital relief or the reduction of default risk beyond the protection provided by existing primary mortgage insurance.

Prior to 2002, PMI offered pool insurance to two different customer segments: lenders and the GSEs (GSE Pool), and the capital markets (Old Pool).  These products insured all losses on individual loans held within a pool of insured loans up to an agreed aggregate amount for the entire pool.  GSE Pool covers mortgage loans held by or sold to the GSEs.  GSE Pool risk in force was $0.8 billion at

September 30, 2002 and 2001.  PMI’s pool risk in force is the aggregate of the individual stop loss limits of all the pools.  Old Pool is a capital markets pool product issued prior to 1994.  Old Pool risk in force was $0.9 billion as of September 30, 2002 and $1.4 billion as of September 30, 2001.

Modified pool insurance– PMI currently offers modified pool insurance products that, in addition to having a stated aggregate loss limit and other risk reduction features, have exposure limits on each individual loan in the pool.  PMI issues modified pool insurance through negotiated transactions, discussed above, principally to the GSEs.  Modified pool insurance may be attractive to investors and lenders seeking capital relief or the reduction of default risk beyond the protection provided by existing primary mortgage insurance.  Modified pool insurance may be used as a substitute to primary insurance, to cover loans that do not require primary mortgage insurance, or as an additional credit enhancement for secondary market transactions.

As discussed above, modified pool insurance written may be included in PMI’s new insurance written or pool risk written depending upon a number of factors including whether primary mortgage insurance coverage was previously placed on the mortgage loans and the percentages of coverage offered by the modified pool policies.  Modified pool coverage included in primary new insurance written was $1.6 billion in the third quarter of 2002, $0.2 billion in the third quarter of 2001, and $5.3 billion in the first nine months of 2002.  The portions of modified pool insurance not counted as primary new insurance written was $2.3 billion during the third quarter of 2002, $2.9 billion during the third quarter of 2001, and $8.2 billion during the first nine months of 2002.  Because PMI adopted MICA’s new definitions effective for the third quarter of 2001, primary insurance from modified pool for the first half year of 2001 was not recalculated to conform to the new definitions.  Total modified pool insurance written in the first nine months of 2002 was $13.5 billion, compared to $6.2 billion in the corresponding period of 2001.

Insurance and risk in force – PMI’s insurance in force refers to the principal balance of all mortgage loans with primary insurance as of a given date.  PMI’s flow and bulk risk in force is the dollar amount equal to the sum of each individual primary insured mortgage loan’s current principal balance multiplied by the percentage of the insurance coverage specified in the policy.  Insurance in force and risk in force as of September 30, 2002 and 2001 for PMI is presented in the table below:

	As of September 30,

(In millions)	2002	2001

Primary insurance in force [1]	$115,331	$104,320
Pool insurance in force	69,816	75,992

Total insurance in force	$185,147	$180,312

Flow and bulk risk in force [2]	$26,646	$25,216
Pool risk in force [3]	3,216	2,764

Total risk in force	$29,862	$27,980

1 Primary insurance in force for 2002 includes a portion of modified pool insurance in compliance with the new MICA definitions.  Accordingly, the primary insurance in force in the table as of September 30, 2002 is not comparable to the corresponding period in 2001.
2  Flow and bulk risk in force figures are calculated using internal classification definitions and without reference to the new MICA definitions.
3  Pool risk in force includes 100% of PMI’s modified pool risk, GSE Pool risk and Old Pool risk and is therefore calculated without reference to the new MICA definitions.

The growth in total insurance in force and total risk in force was driven by the high volume of primary new insurance written and modified pool insurance written as discussed above, partially offset by high levels of policy cancellations.  In 2002, policy cancellation levels significantly increased from 2001 due to a significant refinance market as a result of the downward movements in mortgage interest rates. Policy cancellations for the third quarter of 2002 increased by 20% to $11.8 billion over the corresponding period of 2001, and increased by 24% to $32.1 billion for the first nine months of 2002 over the corresponding period of 2001.  PMI’s persistency rate was 58.3% at September 30, 2002, 59.4% at June 30, 2002 and 67.3% at September 30, 2001.  PMI’s persistency rate refers to the percentage of insurance policies at the beginning of a period that remains in force at the end of the 12-month period.

At September 30, 2002, less than A quality loans (loans with FICO scores less than 620) accounted for 11% of PMI’s total insurance in force compared to 9% at September 30, 2001.  At September 30, 2002, approximately 4% of PMI’s total insurance in force was comprised of loans with FICO scores below 575.

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded under reinsurance arrangements, including captive reinsurance programs.  Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders.  In return, a proportionate amount of PMI’s gross premiums written is ceded to the captive reinsurance companies.  The components of PMI’s net premiums written and premiums earned for the three months and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

(In millions, except percentages)	2002	2001	Percentage Change	2002	2001	Percentage Change

Gross premiums written	$171.5	$155.5	10%	$542.9	$453.6	20%
Ceded premiums	(27.3)	(16.5)	65%	(70.7)	(44.2)	60%
Refunded premiums	(3.2)	(4.3)	(26)%	(10.5)	(12.8)	(18)%

Net premiums written	$141.0	$134.7	5%	$461.7	$396.6	16%

Premiums earned	$150.8	$141.5	7%	$457.8	$406.0	13%

Premiums earned and premiums written for the nine months ended September 30, 2002 over the corresponding period in 2001 increased despite lower policy persistency.  Lower policy persistency was caused by heavy mortgage refinance volume and lower average premiums for new insurance written.  The increases in gross and net premiums written were due to the growth of PMI’s primary insurance in force and to modified pool as discussed above.  The increases in ceded premiums were the result of increases in the percentage of insurance in force subject to captive reinsurance agreements.  The increasing penetration of loans subject to captive reinsurance in PMI’s portfolio has been driven by refinancing activity and a higher percentage of new insurance written under captive reinsurance programs.  In the third quarter of 2002, 51% of primary new insurance written was subject to captive agreements, compared to 48% in the corresponding period of 2001.  During the first nine months of 2002, 46% of primary new insurance written was subject to captive agreements, approximately the same as during the corresponding period in 2001.  At September 30, 2002, 38% of primary insurance in force and primary risk in force were subject to captive agreements, compared to 31% of primary insurance in force and 29% of primary risk in force were subject to captive agreements at September 30, 2001.  We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s premium yield, and that the percentage of PMI’s primary risk in force subject to captive agreements will continue to increase as a percentage of total risk in force.

We believe that PMI’s net premiums written and earned may decrease in the fourth quarter of 2002 compared to the third quarter of 2002 as a result of continued low persistency in PMI’s portfolio due to heavy mortgage refinance volume, an increase in the percentage of insurance in force subject to captive reinsurance and lower average premiums for new insurance written.  PMI’s average premiums for new insurance written declined in the third quarter of 2002 compared to the second quarter of 2002, and we believe they may continue to decline in the fourth quarter due, in part, to PMI’s bulk new insurance written in 2002. Much of this new insurance is structured to take advantage of features that reduce risk of loss, resulting in higher risk-adjusted premiums but lower nominal premiums rates than bulk insurance without such features.

Losses and loss adjustments expenses– PMI’s total losses and loss adjustment expenses represent total claims paid, certain expenses related to notices of default and claim processing, and changes in loss reserves during the corresponding period.  We establish loss reserves based upon estimated claim rates and claim sizes for the default inventory and defaults incurred but not reported.  PMI’s losses and loss adjustment expenses and related claims data are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Primary claims paid (in millions)*	$23.8	$18.6	$65.4	$55.2
Pool claims paid (in millions)*	4.5	2.4	12.2	6.3
Loss adjustment expenses (in millions)	4.1	1.2	10.1	3.2
Change in net loss reserves (in millions)	7.4	0.9	22.6	0.2

Total losses and loss adjustment expenses (in millions)	$39.8	$23.1	$110.3	$64.9

Number of primary claims paid*	1,238	856	3,373	2,690
Average primary claim size (in thousands) *	$19.2	$21.7	$19.4	$20.5

*  Claims data for periods ended September 30, 2002 include a portion of modified pool insurance in compliance with the new MICA definitions.  Accordingly, claims data in the above table for these periods are not comparable to the corresponding periods in 2001.

The increases in total losses and loss adjustment expenses and primary claims paid during the third quarter and first nine months of 2002 compared to the corresponding periods in 2001were attributable to higher default and claim rates associated with the maturation of PMI’s 1996 through 1999 books of primary business, which we believe are in their peak claim years. Furthermore, the addition of less than A quality loans and non-traditional loans in PMI’s 2000 and 2001 primary insurance portfolios and generally weaker economic conditions and higher unemployment rates throughout the U.S. contributed to higher default and claim rates.  Due to these factors, PMI strengthened loss reserves during 2002.  The 1996 through 1999 books of business accounted for approximately 26% of PMI’s total primary loans in force at September 30, 2002.  The increases in pool claims paid were largely driven by the maturation of PMI’s GSE pool insurance portfolio for the policy years 1997 through 2000.  Additionally, during the third quarter of 2002, PMI reclassified its remedies expenses incurred in connection with contract underwriting services from losses and loss adjustment expenses for the U.S. Mortgage Insurance business segment to other underwriting and operating expenses for the Other business segment, retroactively to January 1, 2001.

The average size of primary claims paid declined due in part to continued appreciation of home prices in many regions of the United States, PMI’s loss mitigation efforts and the decline in average insurance coverage on the loans for which claims were paid.  PMI’s loss mitigation efforts could be limited by deterioration in housing prices, an increase in interest rates, a further weakening of the economy, or a combination of these factors.  We expect that loans in default, claims paid and loss reserves will continue to increase through the remainder of 2002.  PMI’s primary default data are presented in the following table:

	As of September 30,

(In millions, except percentages)	2002	2001

Primary loans in default *	33,696	22,420
Primary default rate *	3.60%	2.57%
Primary default rate excluding bulk transactions	3.14%	2.33%
Primary default rate for bulk transactions *	6.63%	4.88%

* Primary default data for 2002 includes a portion of modified pool insurance in compliance with the new MICA definitions.  Accordingly, the primary default data in the table as of September 30, 2002 is not comparable to the corresponding period in 2001.

The increases in primary loans in default and default rates as of September 30, 2002 were due to the seasoning and composition of PMI’s portfolio as discussed above, and to the weaker U.S. economy.  The default rate for bulk transactions at September 30, 2002 is higher than the overall primary default rate due largely to the higher concentration of less than A quality and non-traditional loans in PMI’s bulk portfolio.

Total operating expenses – Total operating expenses reported in the current period consist of (i) amortization of deferred policy acquisition costs and (ii) other underwriting and operating expenses.  The composition of PMI’s total operating expenses for the three months and nine months ended September 30, 2002 and 2001 is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,

(In millions, except percentages)	2002	2001	Percentage Change	2002	2001	Percentage Change

Amortization of deferred policy acquisition costs	$19.0	$19.3	(2)%	$57.1	$57.6	(1)%
Other underwriting and operating expenses	11.5	16.8	(32)%	44.2	41.5	7%
Lease abandonment and relocation expenses	—	—	—	9.3	—	—

Total operating expenses	$30.5	$36.1	(16)%	$110.6	$99.1	12%

Policy acquisition costs incurred and deferred	$21.1	$18.3	15%	$57.5	$59.7	(4)%

Deferred policy acquisition costs consist of certain costs related to PMI’s acquisition, underwriting and processing of new insurance, including contract underwriting and sales-related activities, which are initially recorded as assets and amortized against related premium revenue in order to match costs and revenues.  Amortization of these costs for each policy year book of business is charged against revenue in proportion to estimated gross profits over a two-year period.  Policy acquisition costs incurred and deferred are significantly driven by the use of PMI’s electronic origination and delivery methods.  Electronic delivery accounted for approximately 69% of PMI’s insurance commitments from its primary flow channel during the third quarter of 2002 and 67% during the first nine months of 2002, compared to 56% during the third quarter of 2001 and 49% during the first nine months of 2001.

Other underwriting and operating expenses consist of all other costs that are not accounted for as acquisition costs and are recorded as expenses when incurred.  The decrease in other underwriting and operating expenses in the third quarter of 2002 compared to the third quarter of 2001 was attributable to higher expense allocations associated with contract underwriting activity to our Other segment offsetting operating expenses of the U.S. Mortgage Insurance segment and higher ceding commissions associated with captive agreements.  Because revenues associated with contract underwriting activity increased in the third quarter of 2002, a greater portion of expenses associated with such activity was allocated from expenses for the U.S. Mortgage Insurance business segment to other underwriting and operating expenses for the Other business segment, thereby reducing operating expenses for the U.S. Mortgage Insurance segment in the third quarter of 2002.   The increase in other underwriting and operation expenses for the first nine months of 2002 compared to the corresponding period in 2001 was due primarily to increases in payroll and related costs and depreciation expenses on the year-to-date basis.

Ratios– PMI’s loss, expense and combined ratios are shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002	2001	Variance		2002	2001	Variance

Loss ratio	26.4%	16.3%	10.1	pps	24.1%	16.0%	8.1	pps
Expense ratio *	21.7%	26.8%	(5.1	)pps	21.9%	25.0%	(3.1	)pps

Combined ratio	48.1%	43.1%	5.0	pps	46.0%	41.0%	5.0	pps

* Excludes lease abandonment and relocation costs.

The loss ratio is the ratio of total losses and loss adjustment expenses to premiums earned.  The increases in the loss ratios were attributable to the increases in loss reserves and claim payments.  The expense ratio is the ratio of amortization of acquisition costs and other underwriting and operating expenses (excluding interest expense) to the net amount of premiums written during a given period.  The declines in the expense ratios were primarily attributable to the increases in net premiums written and the percentage of new insurance written originated electronically.  The combined ratio is the sum of the loss ratio and the expense ratio.

PMI’s primary insurance in force, policy cancellations, persistency rate, primary loans in default, primary default rates and primary and pool claims information as of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 were as follows:

	As of:*

	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002

Primary insurance in force (in millions)	$107,729	$110,706	$113,814	$115,331
Policy cancellations (in millions)**	$37,275	$9,996	$10,310	$11,819
Persistency rate	61.5%	58.3%	59.4%	58.3%
Primary loans in default	25,013	27,134	29,803	33,696
Primary default rate	2.80%	2.97%	3.20%	3.60%
Primary default rate excluding bulk	2.57%	2.56%	2.81%	3.14%
Primary default rate for bulk	4.84%	6.18%	6.02%	6.63%
Primary claims paid (in millions)**		$20.8	$20.8	$23.8
Number of primary claims paid**		1,010	1,125	1,238
Average claim size (in thousands)**		$20.6	$18.5	$19.2
Pool claims paid (in millions)**				$4.5

* As a result of a reclassification of a portion of PMI’s insurance in force from primary to pool insurance to conform with the new MICA definitions, statistics in the table above differ from those previously reported.  This reclassification has no impact on reported earnings, premiums or total risk in force.

** Policy cancellations are for the year ended December 31, 2001 and for the quarters ended March 31, June 30 and September 30, 2002. Primary claims data are for the quarters ended March 31, June 30 and September 30, 2002. Pool claims paid is for the quarter ended September 30, 2002. Primary claims data for the year ended December 31, 2002 have not been recalculated.

International Mortgage Insurance Operations

International Mortgage Insurance operations include the results of PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Indemnity Limited, or PMI Indemnity, collectively referred to as PMI Australia; PMI Mortgage Insurance Company Limited, or PMI Europe; and PMI’s Hong Kong operation. The financial and statistical results of international operations are subject to currency rate adjustments in translation to U.S. dollar reporting.

PMI Australia

The table below sets forth net income and operating income for PMI Australia for the three and nine month ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2002	2001	2002	2001

Net income	$8.1	$5.9	$32.3	$15.2
Operating income	$8.0	$6.4	$25.2	$15.8

PMI Australia’s net income for the nine months ended September 30, 2002 included the cumulative effect of a change in accounting principle for the write-off of negative goodwill of $7.2 million.  The average AUD/USD currency exchange rate was 0.547 for the third quarter of 2002 and 0.539 for the first nine months of 2002, compared to 0.518 for the third quarter of 2001 and 0.519 for the first nine months of 2001. We completed the acquisition of PMI Indemnity on September 14, 2001, and its results are included in our Australian operations beginning in the fourth quarter of 2001.

Investment portfolio – PMI Australia’s investment portfolio at September 30, 2002 totaled $361.8 million compared to $221.5 million at September 30, 2001. PMI Indemnity’s investment portfolio is not included in the September 30, 2001 total investment portfolio. The growth in PMI Australia’s investment portfolio was a result of the acquisition of PMI Indemnity and increases in new insurance written.  The pre-tax book yield was 6.4% at September 30, 2002, and 8.1% at September 30, 2001.

Primary new insurance written – PMI Australia’s new insurance written includes primary insurance and insurance on residential mortgage-backed securities, or RMBS.  In Australia, an active securitization market exists due in part to the absence of U.S. type GSEs.  RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans which are often below 80% loan-to-value loans.  The following table shows the components of new insurance written by PMI Australia:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2002	2001	2002	2001

Primary insurance written	$2,832	$2,114	$8,426	$4,286
RMBS insurance written	1,279	142	2,907	2,587

Total insurance written	$4,111	$2,256	$11,333	$6,873

The increases in primary insurance written during the three and nine months ended September 30, 2002 were attributable to the acquisition of PMI Indemnity.  A strong Australian economy combined with historically low interest rates have maintained the residential market’s momentum during the first nine months of 2002.  RMBS activity increased during the three and nine months ended September 30, 2002.  Activity in the securitization sector can be influenced greatly by funding available to lenders and tends to decline in low interest rate environments.  During 2002, the Australian central bank raised interest rates

50 basis points and is expected to raise interest rates another 50 to 75 basis points over the next year.  Growth in new insurance written could moderate in the fourth quarter of 2002 and early 2003 if the central bank raises interest rates further and mortgage rates follow.

Primary insurance and risk in force – PMI Australia’s primary insurance in force increased from $24.3 billion at September 30, 2001 to $50.6 billion at September 30, 2002, and its primary risk in force increased from $22.8 billion at September 30, 2001 to $46.0 billion at September 30, 2002.  The increases were due in part to the acquisition of PMI Indemnity, which had primary insurance in force of $18.1 billion and primary risk in force of $15.3 billion as of September 30, 2002.  The strong Australian mortgage market and the volume of RMBS business completed during the first nine months of 2002 also contributed to the increases.

Premiums written and earned – PMI Australia’s net premiums written and premiums earned for the three months and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2002	2001	2002	2001

Net Premiums written	$19.1	$12.5	$55.5	$35.7
Premiums earned	$13.4	$7.3	$37.8	$21.6

The increases in net premiums written and premiums earned were primarily due to the inclusion of PMI Indemnity’s business beginning in the fourth quarter of 2001 and strong residential market conditions in Australia for the nine months ended September 30, 2002.  The increases in premiums earned also reflect a change in the recognition of the premiums earning pattern effective December 31, 2001.  The impact of this change for the nine months ended September 30, 2002 has been an increase in premiums earned of $6.7 million.

Losses and loss adjustment expenses – PMI Australia’s losses and loss adjustment expenses increased from $0.8 million for the three months ended September 30, 2001 to $2.6 million for the three months ended September 30, 2002, and from $3.2 million for the nine months ended September 30, 2001 to $5.8 million for the nine months ended September 30, 2002.  The increases were due to the acquisition of PMI Indemnity and to the refinement of PMI Australia’s claims provisioning methodology, effective December 31, 2001.  The previous reserving methodology, which included only case reserves with respect to properties either in possession of the insured or where possession was being sought, was revised to a report year reserving methodology consistent with U.S. operations.

Total operating expenses – PMI Australia’s total operating expenses increased from $1.8 million for the three months ended September 30, 2001 to $5.0 million for the three months ended September 30, 2002 and from $5.2 million for the nine months ended September 30, 2001 to $11.3 million for the nine months ended September 30, 2002.  The increases reflect the acquisition of PMI Indemnity and the increased level of business during the first nine months of 2002.  Additionally, the amortization of negative goodwill of $1.3 million per quarter offset operating expenses in 2001.  Negative goodwill of $7.2 million was written off in the first quarter of 2002 and was included in net income as the cumulative effect of a change in accounting principle.

Ratios – PMI Australia’s loss, expense and combined ratios for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Loss ratio	19%	11%	15%	15%
Expense ratio	26%	15%	20%	15%

Combined ratio	45%	26%	35%	30%

The increase in loss ratio reflected an increase in provisioning as a direct consequence of the increased size and the maturity of the portfolio.  The increase in the expense ratio resulted largely from the prior year’s ratio being offset by the amortization of negative goodwill.

PMI Europe

PMI Europe, which commenced operations in February 2001, generated $1.4 million net income in the third quarter of 2002 and $0.4 million net income for the nine months ended September 30, 2002, compared to $0.6 million net income in the third quarter of 2001 and $1.2 million net income for the first nine months of 2001.  Net income in the current year included premiums earned on credit default swap transactions while net income in the prior year consisted only of interest and dividend income.

PMI Europe’s investment portfolio at September 30, 2002 totaled $84.8 million compared to $77.2 million at September 30, 2001.  The increase in the portfolio balance was due largely to the stabilization of the Euro against the U.S. dollar in the current year. The pre-tax current book yield was 5% at September 30, 2002 and 4% at September 30, 2001.  The improved yield in the current year was due to the reallocation of money market funds to fixed income securities.

A stabilization of Pounds Sterling against the Euro in the third quarter of 2002 has allowed some recovery of previously incurred foreign exchange currency losses, both realized and re-measurement.  Net realized exchange losses were $2.6 million and re-measurement gains were $0.3 million for the nine months ended September 30, 2002.

PMI Europe held five credit default swap transactions in force at September 30, 2002. PMI Europe assumed $392 million of mortgage default risk on $3.0 billion of mortgages on properties in the United Kingdom, and $128 million of mortgage default risk on $3.5 billion of mortgages on properties in Germany. The risk assumed covers a spectrum of risk ranging from unrated, “first loss” to AAA by one or two of the three major rating agencies, Standard and Poor's, Moody’s and Fitch.  Under these transactions, PMI Europe has assumed mortgage default risk by issuing guarantees under credit swap agreements.  PMI Europe’s ultimate obligations under these guarantees, if any, are directly tied to the occurrence and magnitude of credit default losses, if any, with respect to reference pools of mortgage loans originated.  The European structures differ in important respects from PMI’s U.S. mortgage insurance products. First, under these arrangements, PMI Europe has no direct recourse against mortgage borrowers in the event of default.  Instead, PMI Europe relies on contractually designated loan servicers performing in accordance with specified servicing standards and foreclosure procedures to minimize its losses.   Second, under the prevailing business and regulatory climate, credit swaps are viewed as financial transactions rather than as insurance contracts.  This distinction entails several consequences, including: (i) the expectation by counterparties of immediate payment following submission of claims (rather than following a period of claims adjustment), (ii) the fact that PMI Europe may have to pay claims on losses relating to the mortgages in the reference pools even though the buyer has not sustained losses on those mortgages and (iii) default due to the destruction of or damage to the subject property are not specifically excluded.

Premiums earned by PMI Europe were $0.5 million in the third quarter of 2002 and $1.3 million in the first nine months of 2002.  There were no premiums earned in the first nine months of 2001. PMI Europe incurred $0.3 million of operating expenses in the third quarter of 2002 and operating expenses of $0.7 million for the nine months ended September 30, 2002.  PMI Europe incurred total operating expenses of $0.3 million for the first nine months of 2001.

Hong Kong

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation.  Our Hong Kong operations generated $1.0 million of gross premiums written and $0.8 million of premiums earned for the third quarter of 2002, compared to $2.4 million of gross premiums written and $0.7 million of premiums earned for the corresponding period in 2001. During the nine months ended September 30, 2002, Hong Kong generated $4.6 million of gross premiums written and $2.7 million of total premiums earned, compared to $5.4 million of gross premiums written and $1.8 million of total premiums earned for the nine months ended September 30, 2001.  The decrease in written premiums was driven primarily by a reduction in the penetration rate of the Hong Kong Mortgage Corporation’s mortgage insurance program and the effect of a risk retention agreement between PMI and the Hong Kong Mortgage Corporation.

Title Insurance Operations

The following table sets forth the results of our title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC:

	Three Months Ended September 30,				Nine Months Ended September 30,

(In millions, except percentages)	2002	2001	Variance		2002	2001	Variance

Net income	$4.1	$2.5	64%		$9.7	$6.1	59%
Premiums earned	$63.4	$43.8	45%		$166.4	$111.6	49%
Underwriting and other expenses	$57.3	$38.6	48%		$152.7	$99.7	53%
Claims expenses	$2.7	$1.8	50%		$7.1	$3.9	82%
Combined ratio	94.6%	92.4%	2.2	pps	96.0%	92.9%	3.1	pps

The increases in premiums earned for the three months and nine months ended September 30, 2002 were driven by increases in total residential mortgage originations and the continued geographic expansion of our title insurance operations.  APTIC wrote title insurance policies in 42 states as of September 30, 2002 and 39 states as of September 30, 2001. Approximately 46% of premiums earned were generated in Florida during the three and nine months ended September 30, 2002, compared to approximately 49% during the three and nine months ended September 30, 2001. The increases in underwriting and other expenses were primarily due to increases in agency fees and commissions related to higher premiums earned and to the costs associated with expansion efforts. Agency commissions were $47.3 million for the third quarter of 2002 and $124.2 million for the first nine months of 2002, compared to $30.6 million for the third quarter of 2001 and $76.9 million for the first nine months of 2001.  The increase in claims expense resulted primarily from additions to loss reserves, which increased total loss reserves to $15.8 million as of September 30, 2002, compared to $10.8 million as of December 31, 2001.

Other

The results of our Other segment include other income and related operating expenses of PMI Mortgage Services Co. (MSC), investment income, interest expense and corporate overhead of our holding  company (TPG), as well as the equity investments in our unconsolidated subsidiaries except CMG, which are included in the results of U.S. Mortgage Insurance operations.

MSC’s total revenue was $9.9 million for the third quarter of 2002 compared to $8.0 million for the corresponding period in 2001, and $25.3 million for the first nine months of 2002 compared to $19.9 million for the corresponding period in 2001. These increases were largely due to increased contract underwriting activity in connection with higher mortgage origination volume, and to increases in the billing rates for contract underwriting services.  Other operating expenses, which were incurred by MSC and TPG, increased to $20.0 million in the third quarter of 2002 from $15.4 million in the corresponding period of 2001, and increased to $52.0 million during the first nine months of 2002 from $44.8 million in the corresponding period of 2001.  The increases were primarily attributable to higher contract underwriting expenses associated with higher mortgage volume, and to higher contract underwriting remedies paid.

Investment income (excluding equity earnings of affiliates) was $4.6 million in the third quarter of 2002 and $14.6 million during the first nine months of 2002, compared to $4.9 million in the third quarter of 2001 and $8.5 million during the first nine months of 2001.  These variances were driven primarily by the proceeds of the $360.0 million 2.5% Senior Convertible Debentures offering in July 2001 and the subsequent uses of these proceeds.  The $360.0 million from the offering was reduced by the underwriting fees, repayment of a loan by PMI Australia in the third quarter of 2001, extinguishment of $88.6 million of long term debt and preferred capital securities in the third and fourth quarters of 2001, and our additional investments in Fairbanks in the fourth quarter of 2001 and the third quarter of 2002.  Interest expense on the convertible debentures and long-term debt, and distribution on preferred capital securities in the third quarter of 2002 were $5.1 million in the third quarter of 2002 and $14.8 million during the first nine months of 2002, compared to $6.5 million in the third quarter of 2001 and $14.8 million during the nine months ended September 30, 2001.  The changes were attributable to a reduction in interest expense on the long-term debt and preferred capital securities due to early extinguishment of $88.6 million of these debts, partially offset by the interest expense on the convertible debentures issued in July 2001.

Our equity earnings in unconsolidated subsidiaries, excluding CMG, increased to $9.5 million in the third quarter of 2002 from $2.3 million in the corresponding period of 2001, and to $22.9 million during the nine months ended September 30, 2002 from $5.2 million in the corresponding period of 2001.  These increases were driven by continued increase in TPG’s ownership interest in Fairbanks through September 2002, the expansion of Fairbanks’ servicing operations and our investment in the Truman Fund.  The Truman Fund’s contribution to our equity earnings year-to-date 2002 was due to the completion of a securitization transaction in the first quarter of 2002. We anticipate that the results from the Truman Fund will vary significantly on a quarterly basis.

Taxes

Our effective tax rate was 28.6% for the three and nine months ended September 30, 2002, compared to 29.7% for the third quarter of 2001 and 29.6% for the nine months ended September 30, 2001, primarily due to a larger portion of income derived from PMI Australia, which has a lower effective tax rate. Our effective tax rate fluctuates from time to time primarily due to the proportion of tax-exempt earnings relative to total pre-tax income. Additionally, variations in the effective tax rate are due to changes in statutory tax rates of countries in which foreign subsidiaries generate taxable profits, and to fluctuations in the taxable earnings of those foreign subsidiaries relative to total taxable earnings as a whole. Tax-exempt investment earnings represented 15% of total pre-tax earnings in the third quarter and the first nine months of 2002, compared to 16% for the third quarter of 2001 and 17% for the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

TPG’s principal sources of funds are dividends from its subsidiaries, primarily PMI and APTIC, investment income and funds that may be raised from time to time in the capital markets.  PMI generates substantial cash flow from premiums written on its insurance business and from investment returns on its investment portfolio.

PMI’s ability to pay dividends to TPG is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, dividends during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income. In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Arizona law,  PMI would be able to pay dividends of approximately $19 million in 2002 without prior approval of the Director of the Arizona Department of Insurance.

The laws of Florida limit the payment of dividends by APTIC to TPG to, subject to certain restrictions, the greater of (i) 10% of policyholders surplus derived from realized net operating profits and net realized capital gains, or (ii) APTIC’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to TPG by APTIC. Under Florida law, APTIC would be able to pay dividends of approximately $6 million in 2002 without prior permission from the Florida Department of Insurance.  In the first quarter of 2002, APTIC declared a cash dividend of $2.5 million, which was paid in the second quarter of 2002.

TPG’s principal uses of funds are the payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. TPG’s board of directors authorized a stock repurchase program in the amount of $100.0 million in 1998.  No common stock was repurchased during the nine months ended September 30, 2002, and $45.3 million remained available under the stock repurchase authorization of 1998 as of September 30, 2002.  We had $305.7 million of available funds at September 30, 2002, a decrease from the September 30, 2001 balance of $418.0 million, due primarily to our additional investments in Fairbanks and retirement of our higher-rate debt.

We believe that the holding company has sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.  Our investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities.  As of September 30, 2002, the fair value of our consolidated investment portfolio available-for-sale increased to $2.6 billion from $2.4 billion as of September 30, 2001.

We have a bank credit line in the amount of $25.0 million with Bank of America and there are no outstanding borrowings under the credit line. The agreement expires on December 30, 2002. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios and minimum capital and dividend restrictions.  Our Run-Off Support Agreement with our former parent company Allstate Corporation, or Allstate, also restricts certain activities of PMI, including acquisitions, under conditions specified in the agreement.

We manage our capital resources based on our cash flow, total capital and rating agency requirements. As of September 30, 2002, our total shareholders’ equity was $2.1 billion. Our long-term debt and other capital securities outstanding at September 30, 2002 was $471.5 million, which consist of the following:

•	$360.0 million 2.5% Senior Convertible Debentures due July 15, 2021;
•	$63.0 million 6.75% Notes due November 15, 2006; and
•	$48.5 million 8.309% Capital Securities maturing on February 1, 2027.

Our consolidated reserves for losses and loss adjustment expenses with respect to claim losses increased to $343.5 million at September 30, 2002 from $314.6 million at December 31, 2001 and $295.8 million at September 30, 2001.  These increases were due to increases in the reserve balances for PMI’s primary insurance books of business as a result of higher levels of default in the U.S.; increases in the reserve balance for our title insurance business; and increases in the reserve balances for our Australian mortgage insurance books of business, partially as a result of the strengthening of the Australian dollar relative to the U.S. dollar.

PMI has entered into capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the Australian and European subsidiaries, TPG has guaranteed the performance of PMI’s capital support obligations.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at September 30, 2002 was 11.7 to 1 compared to 13.0 to 1 at September 30, 2001.

The holding company’s consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2002 was 21.1.  For purposes of the ratio of earnings to fixed charges, “earnings” represent income from continuing operations before income taxes plus fixed charges. “Fixed charges” represent interest expense plus that portion of rent expense that, in our opinion, approximates the interest factor included in rent expense plus distributions on our Preferred Capital Securities. As of the date of this report, we have no preferred stock outstanding.

INVESTMENT CONSIDERATIONS

General economic factors may adversely affect our loss experience and the demand for mortgage insurance.

Losses result from events, such as unemployment, that reduce a borrower’s ability to continue to make mortgage payments. The amount of the loss, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, reducing and in some cases even eliminating the risk of a loss from a mortgage default. We believe that our loss experience could materially increase as a result of:

•	national or regional economic recessions;

•	declining values of homes;

•	higher unemployment rates;

•	deteriorating borrower credit;

•	interest rate volatility; or

•	combinations of these factors.

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

Although we generally have a history of expanding our business during periods of low interest rates, the resulting increase of new insurance written may not be adequate to compensate us for PMI’s loss of insurance in force arising from policy cancellations.

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

A decline in the volume of low down payment housing could reduce the demand for private mortgage insurance and therefore, our revenues.

We cannot cancel mortgage insurance policies or adjust renewal premiums to protect from unanticipated claims, which could harm our financial performance.

We cannot cancel the mortgage insurance coverage that we provide, except in the case of non-payment of premium. In addition, we generally establish renewal premium rates for the life of the mortgage insurance policy when the policy is issued. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by nonrenewal of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage we provide to PMI’s customers.

The risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of “AAA” and could cause PMI’s business to suffer.

On February 20, 2002, the Office of Federal Housing Enterprise Oversight, or OFHEO, finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers.  We have an “AA+” rating and may need to obtain an “AAA” rating as a result of the rule.  To obtain a claims-paying ability rating of “AAA” we may need to dedicate significant capital to the mortgage insurance business that we might otherwise use in other ways and we would also have additional costs that we would not otherwise incur. Two of PMI’s direct competitors have “AAA” claims paying ratings. While we are currently considering options to address the rule, we cannot be sure that we will be able to implement any of the options that we have under consideration to address the risk-based capital rule in a timely manner, or at all, or that these options, if implemented, will be effective to address the capital differential contained in the rule.  If we are unable to address the capital differential contained in the rule in a timely manner, or at all, PMI’s business could be seriously harmed.  It is not apparent at this point that the finalized rule will result in the GSEs increasing their use of either AAA-rated mortgage insurers instead of AA-rated entities or credit counterparties other than mortgage insurers.  Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement as a result of the new OFHEO risk-based capital rule, or a tiering of mortgage insurers based on their credit rating, could adversely affect our financial condition and results of operations.

Because we compete with private mortgage insurers, governmental agencies and others in an industry that is highly competitive, PMI’s revenues and profits could decline substantially as we respond to competition or if we lose market share.

The principal sources of PMI’s direct and indirect competition include:

•

other private mortgage insurers, some of which are subsidiaries of well-capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have;

•	federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration, or FHA, and to a lesser degree the Veterans Administration, or VA;

•	mortgage lenders that choose not to insure against borrower default, self-insure through affiliates or offer residential mortgage products that do not require mortgage insurance; and

•	captive reinsurance subsidiaries of national banks, savings institutions and bank holding companies and other mortgage lenders.

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

The OFHEO risk-based capital rule may allow large financial entities such as banks, financial guarantors, insurance companies and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance.  Many of these entities have significantly more capital than we have and a few have “AAA” ratings.  The ability of these companies to offer or arrange for the products described above will be dependent upon, among other things, how the OFHEO risk-based capital rule is interpreted and administered and the willingness of the GSEs to utilize such forms of credit enhancement.  Our financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance.

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

As a result of the enactment of The Gramm-Leach-Bliley Act, we may experience increased competition from mortgage insurance companies owned by large, well-capitalized financial services companies, which could significantly harm our business.

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

PMI is dependent upon a small number of customers.  Through their various origination channels, PMI’s top ten originators accounted for approximately 49% of its primary new insurance written for the third quarter of 2002.  The concentration of business with PMI’s customers has increased and may continue to increase as a result of negotiated transactions, mergers or other factors. These customers may reduce the amount of business done with PMI or may cease doing business with PMI altogether. The loss of business from any major customer could seriously harm our business and results of operations.

PMI acquires a significant percentage of its business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. Negotiated transactions are transactions in which PMI insures large portfolios of loans or commits to insure new loans on agreed-upon terms. For one type of negotiated transaction, modified pool insurance, substantially all of this business during the nine months ended September 30, 2002 came through PMI’s participation in a market outreach program offered by Fannie Mae in which PMI’s modified pool product enhances the primary coverage offered by PMI and other insurers.  Our business could be harmed if these customers decide to self-insure or substitute other types of credit enhancement for private mortgage insurance.

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

Freddie Mac has made several announcements that it would pursue a permanent charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. Such a result could harm our financial condition and results of operations. In October 2000, Fannie Mae announced its intention to increase its share of revenue associated with the management of mortgage credit risk and interest rate risk during the next three years by retaining mortgage credit risk previously borne by a number of other parties, including mortgage insurers. Part of any attempt by Fannie Mae to increase its share of revenue associated with mortgage credit risk could include a reduction in the use or level of mortgage insurance, which could reduce our revenue.

Lobbying activities by large mortgage lenders calling for expanded federal oversight and legislation relating to the role of Fannie Mae and Freddie Mac in the secondary mortgage market could damage PMI’s relationships with those mortgage lenders, Fannie Mae and Freddie Mac.

Together with Fannie Mae, Freddie Mac and mortgage lenders, we jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the three parties. In 1999, a coalition of financial services and housing-related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, formed FM Watch, a lobbying organization that supports expanded federal oversight and legislation relating to the role of Fannie Mae and Freddie Mac in the secondary mortgage market. Fannie Mae and Freddie Mac have criticized, and lobbied against, FM Watch. These lobbying activities could, among other things, polarize Fannie Mae, Freddie Mac and members of FM Watch as well as PMI’s customers and us. As a result of this polarization, PMI’s relationships with Fannie Mae and Freddie Mac may limit PMI’s opportunities to do business with some mortgage lenders, particularly the large mortgage lenders that have formed FM Watch. Conversely, PMI’s relationships with these large mortgage lenders may limit PMI’s ability to do business with Fannie Mae and Freddie Mac. Either of these outcomes could harm our financial condition and results of operations.

The institution of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae is in the process of revising its approval requirements for mortgage insurers, including PMI.  We have been in discussions with Fannie Mae about its proposed guidelines, and we anticipate that the new requirements will be finalized by the end of 2002 to be effective at a later date.  The guidelines as proposed would cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, allow for other approved types of mortgage insurers rated less than “AA,” allow for exemption from some eligibility criteria for PMI’s “AAA” rated competitors, and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers.  We do not know what form the eligibility guidelines will ultimately take or whether any new guidelines will be issued.

HUD’s proposed RESPA reform regulation, if implemented in its current form, could harm our profitability.

The U.S. Housing and Urban Development Department, or HUD, has proposed the RESPA Proposed Rule to Simplify and Improve the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers, or RESPA Rule, which if implemented would give lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level.  To promote the use of a GMP, qualifying packages would be entitled to a “safe harbor” from RESPA’s anti-kickback rules.  Mortgage insurance and title insurance are included in the package to the extent an upfront premium is charged.  This could encompass some, but not all, of the premiums charged by a mortgage insurer or a title insurer with respect to a single loan.  Inclusion in the package could cause settlement service providers, such as mortgage insurers and title insurers, to experience reductions in the prices of their services or products. The public comment period on the RESPA Rule terminated on October 28, 2002.  MICA submitted comments on behalf of the mortgage guaranty insurance industry, including PMI.  The American Land Title Association, the trade association for title insurers, also submitted comments on behalf of its members, including APTIC.  We do not know what form the final rule will ultimately take or whether a new RESPA Rule will be finalized and issued.

If we are unable to introduce and successfully market new products and programs, our competitive position could suffer.

From time to time, we introduce new mortgage insurance products or programs. Our competitive position and financial performance could suffer if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs.

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

At September 30, 2002, approximately:

•

42% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have claims frequency rates approximately one and a half times that of mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

•

7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience 97s have higher claims frequency rates than 95s. We also insure mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s.

•

9% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, although ARMs have lower initial interest rates, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole.

The premiums PMI charges for mortgage insurance on less than A quality loans and non-traditional loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s primary insurance and modified pool insurance written includes less than A quality loans and non-traditional loans. We insure less than A quality loans and non-traditional loans primarily, but not exclusively, through negotiated transactions. The credit quality, loss development and persistency, which is the percentage of insurance policies at the beginning of a period that remain in force at the end of the period, on these loans can vary significantly from PMI’s traditional A quality loan business.  We expect higher default rates, which is the percentage of insured loans in force that are in default, for these loans. We cannot be sure that this book of business will generate the same returns as PMI’s standard business or that the premiums that PMI charges on less than A quality loans and non-traditional loans will adequately offset the associated risk.

Paying a significant number of claims under the pool insurance and modified pool insurance we write could harm our financial performance.

We offer pool insurance that is often used as an additional credit enhancement for secondary market mortgage transactions. Pool insurance provides coverage for conforming and non-conforming loans, and is generally considered riskier than primary insurance. We also offer modified pool insurance, principally to the GSEs, that may be used as a substitute to primary insurance, to cover loans that do not require primary mortgage insurance, or as an additional credit enhancement for secondary market transactions.  The premiums that we charge for pool insurance and modified pool insurance may not adequately compensate us if we experience higher delinquency and default rates than we anticipate at the time we set the premiums for the policies. If we are required to pay a significant number of claims under PMI’s pool insurance and modified pool insurance, then our financial condition and results of operations could be seriously harmed.

The concentration of primary insurance in force in relatively few states could increase claims and losses and harm our financial performance.

In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of September 30, 2002, approximately:

•	12% of PMI’s primary risk in force was on mortgages for homes located in California, where the default rate on PMI’s policies was 2.76% on that date;

•	9% of PMI’s primary risk in force was on mortgages for homes located in Florida, where the default rate on PMI’s policies was 3.69% on that date; and

•	7% of PMI’s primary risk in force was on mortgages for homes located in Texas, where the default rate on PMI’s policies was 3.77% on that date.

This compares with a nationwide default rate on PMI’s primary policies of 3.60% as of September 30, 2002.  Continued and prolonged adverse economic conditions in any of these states could result in high levels of claims and losses. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

We delegate underwriting authority to mortgage lenders that may cause us to insure unacceptably risky mortgage loans, which could increase claims and losses.

The majority of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program. Once a mortgage lender is accepted into PMI’s delegated underwriting program, that mortgage lender may determine whether mortgage loans meet PMI’s program guidelines and may commit us to issue mortgage insurance. We expect to continue offering delegated underwriting to approved lenders and may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we may not refuse to insure, or rescind coverage on, that loan even if we reevaluate that loan’s risk profile or the lender failed to follow PMI’s delegated underwriting guidelines, except in very limited circumstances. In addition, PMI’s ability to take action against an approved lender that fails to follow PMI’s program guidelines and requirements is limited by access to data that would be needed to assess the lender’s compliance with those guidelines and requirements. Therefore, an approved lender could cause us to insure mortgage loans with unacceptable risk profiles prior to PMI’s termination of the lender’s delegated underwriting authority.

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

If we fail to properly underwrite mortgage loans under PMI’s contract underwriting services, we may be required to assume the cost of repurchasing those loans.  In addition, we may not be able to recruit a sufficient number of qualified underwriting personnel.

We provide contract underwriting services for a fee. These services help enable PMI’s customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As a part of PMI’s contract underwriting services, we provide monetary and other remedies to PMI’s customers in the event that we fail to properly underwrite a mortgage loan. Such remedies may include:

•	the purchase of additional or “deeper” mortgage insurance;

•	assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or

•	the provision of indemnification to customers in the event that the loans default for varying reasons, including, but not limited to, underwriting errors.

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

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies.  We believe that loans insured through negotiated transactions will have earlier incidences of default than loans in PMI’s traditional flow book.  As of September 30, 2002, approximately 89% of PMI’s risk in force was written after December 31, 1997.  As a result, we believe PMI’s loss experience may increase significantly as PMI’s policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our financial condition and results of operations and cash flows would be seriously harmed.

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

The claims-paying ability of PMI, our largest wholly owned subsidiary, is currently rated “AA+” (excellent) by Standard and Poor’s, “Aa2” (excellent) by Moody’s and “AA+” (very strong) by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or outstanding debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

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

Other factors affecting PMI’s risk-to-capital ratio include:

•

limitations under the Run-Off Support Agreement with Allstate, which prohibit PMI from paying any dividends if, after the payment of the dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1;

•	our credit agreements; and

•	capital requirements necessary to maintain our credit rating and PMI’s claims-paying ability ratings.

Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory or other requirements. Accordingly, we may be required to meet capital requirements that are higher than statutory or other capital requirements to satisfy rating agency requirements.

PMI has several alternatives available to help control its risk-to-capital ratio, including:

•	obtaining capital contributions from TPG;

•	obtaining third party credit enhancements; and

•	reducing the amount of new business written.

We may not be able to raise additional funds, or to do so on a timely basis, in order to make a capital contribution to PMI. In addition, third party credit enhancements may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI’s statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI’s risk-to-capital ratio could limit its ability to write new business, impair PMI’s ability to pay dividends to TPG and seriously harm our financial condition and results of operations.

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

We have subsidiaries in Australia and Europe.  We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, we are subject to a number of risks associated with international business activities. These risks include:

•	the need for regulatory and third party approvals;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	economic downturns in the foreign mortgage origination markets targeted, particularly the economies of Australia and Europe;

•	interest rate volatility in a variety of countries;

•	unexpected changes in foreign regulations and laws;

•	the burdens of complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations;

•	potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries;

•	the need to integrate our domestic insurance subsidiaries’ risk management technology systems and products with those of our foreign operations;

•

the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and mortgage securitizations;

•	risks related to global economic turbulence; and

•	political instability.

We are integrating PMI Indemnity Limited’s operations into our existing Australian subsidiary, and the success of our acquisition of PMI Indemnity Limited will be dependent upon the success of this integration, among other factors.

The performance of our unconsolidated strategic investments could harm our financial results.

Our unconsolidated strategic investments (principally CMG, Fairbanks, Ram Re and the Truman Fund) totaled $257 million as of September 30, 2002. The performance of these strategic investments could be harmed by:

•	changes in the real estate, mortgage lending, mortgage servicing and financial guaranty markets;

•	future movements in interest rates;

•	those operations’ future financial condition and performance;

•	the ability of those entities to execute future business plans; and

•	our dependence upon management to operate these strategic investments because we do not control them.

The results of our investment in Fairbanks could be materially affected by a loss of key personnel, a devaluation of its servicing portfolio and/or increased compliance costs associated with new regulations or legislation.  In addition, our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our claims-paying ability ratings by rating agencies.

We do not control Fairbanks and cannot prevent Fairbanks from defaulting on its indebtedness, which default could under certain circumstances constitute an event of default under our convertible debentures.

Under the terms of the indenture for our 2.5% Senior Convertible Debentures due July 15, 2021, an event of default would occur upon a failure to pay when due at maturity or a default that results in the acceleration of maturity of any indebtedness for borrowed money of TPG or of our designated subsidiaries in an aggregate amount of $25 million or more, unless the acceleration is rescinded, stayed or annulled within 30 days after written notice of default is given to us.  If there is an event of default on our convertible debentures, the principal amount of our convertible debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable.  Under the indenture, ‘‘designated subsidiaries’’ means PMI, PMI Australia and any other existing or future, direct or indirect, subsidiary of TPG whose assets constitute 15% or more of the total assets of TPG on a consolidated basis.  Under the indenture, a company is a “subsidiary” of TPG if we own or control at least a majority of its outstanding voting stock. As of September 30, 2002, PMI and PMI Australia were the only designated subsidiaries; however, we expect that Fairbanks’ assets will constitute 15% or more of the total assets of TPG on a consolidated basis in the future and will thereby become a designated subsidiary for purposes of the indenture.  We cannot necessarily prevent Fairbanks from failing to pay or defaulting on its indebtedness because provisions of an agreement among the shareholders of Fairbanks limit our ability to control Fairbanks’ operations, and also because events of default under the agreements governing Fairbanks’ indebtedness may result from events outside Fairbanks’ or our control.  For example, under some of these agreements, a default may result from acts by affiliates of Fairbanks, which may include entities over which Fairbanks does not have complete control.  Upon the occurrence of an event of default, TPG may not have sufficient funds to pay the amounts due under our convertible debentures.  If TPG does not have sufficient funds on hand or available to it through the declaration and payment of dividends by its subsidiaries (which dividends are subject to significant restrictions), TPG will need to seek additional financing to obtain the cash due on the convertible debentures.  Additional financing may not be available to TPG in the amounts necessary or on terms we deem favorable.

If we are unable to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors, our business and financial performance could be significantly harmed.

Participants in the mortgage lending and mortgage insurance industries increasingly rely on e-commerce and other technology to provide and expand their products and services. An increasing number of our customers require that we provide our products and services electronically via the Internet or electronic data transmission, and the percentage of our new insurance written delivered electronically is increasing. We expect this trend to continue, and accordingly, we believe that it is essential that we continue to invest substantial resources in maintaining electronic connectivity with our customers and, more generally, on e-commerce and technology. Our business will suffer if we do not satisfy all technological demands of our customers and keep pace with the technological capabilities of our competitors.

If we are not reimbursed by our insurance carriers for costs incurred by us in connection with PMI’s settlement of the Baynham litigation, we will be required to take an additional charge against earnings.

To account for PMI’s settlement of the Baynham litigation, we took a pre-tax charge against fourth quarter 2000 earnings of $5.7 million, and incurred an additional $1.5 million charge in the third quarter of 2001.  These charges represent our estimate of the cost of settlement less our estimate of insurance payments we will receive from our insurance carriers as reimbursement for costs incurred by us in connection with our defense and settlement of the action.  We estimate our reimbursement from our insurance carriers to be $14.9 million. In April 2002, we commenced litigation to obtain reimbursement from our carriers, and our case is in its early stages.  If we do not realize our estimated amount of insurance proceeds, we will be required to take an additional charge against earnings, and this could harm our results of operations.

While we intend to protest the assessment we have received, and any future assessment we may receive, from the California Franchise Tax Board, there can be no assurance as to the ultimate outcome of these protests.

In the fourth quarter of 2002, we received a notice of assessment from the California Franchise Tax Board, or FTB, for 1997 in the amount of $2.8 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB.  The assessment is the result of a memorandum issued by the FTB in April 2002.  The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997.  Additionally, during the fourth quarter, the FTB commenced an audit of our tax returns for the years 1998 through 2000 regarding the same issue covered by the assessment.  We expect that once the audit is completed, the FTB will issue an additional assessment for the years 1998 through 2000 of approximately $11 million, not including federal tax benefits or interest.  While we intend to protest the current and any future assessments, we cannot assure you as to the ultimate outcome of these protests.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The fair value of investments in our portfolio is interest rate sensitive and is subject to change based on interest rate movements. A 100 basis points increase in interest rates would result in a 4.7% decrease in the value of our fixed-income investment portfolio, while a 100 basis points decrease in interest rates would result in a 4.0% increase in the value of our fixed-income investment portfolio. As of September 30, 2002, the effective duration of our fixed-income investment portfolio was 4.2 years.

As of September 30, 2002, $361.8 million of our invested assets were held by PMI Australia and were denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar during the third quarter of 2002 compared to the value at December 31, 2001.  As of September 30, 2002, $84.9 million of our invested assets were held by PMI Europe and were predominantly denominated in Euros.  As of December 31, 2001, $77.9 million of our invested assets, of which $61.3 million were denominated in Euros, were held by PMI Europe.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) within 90 days of the filing date of this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.  The Chief Executive Officer and Chief Financial Officer have stated that there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibit listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)	Reports on Form 8-K:

On August 14, 2002, we filed with the SEC a report on Form 8-K relating to the certifications of the Chief Executive Officer and the Chief Financial Officer for the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. Section 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PMI GROUP, INC.

November 14, 2002	/s/ JOHN M. LORENZEN, JR.

John M. Lorenzen, Jr. Executive Vice President and Chief Financial Officer

November 14, 2002	/s/ BRIAN P. SHEA

Brian P. Shea Vice President, Controller and Assistant Secretary Chief Accounting Officer

CERTIFICATION

             I, W. Roger Haughton, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of The PMI Group, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ W. ROGER HAUGHTON

W. Roger Haughton Chairman and Chief Executive Officer Principal Executive Officer

CERTIFICATION

             I, John M. Lorenzen, Jr., certify that:

1.          I have reviewed this quarterly report on Form 10-Q of The PMI Group, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ JOHN M. LORENZEN, JR.

John M. Lorenzen, Jr. Executive Vice President and Chief Financial Officer Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.25*	Amendment No. 3 to The PMI Group, Inc. Equity Incentive Plan

*	Compensatory or benefit plan in which certain executive officers or directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.