Form 10-K
period 2002-12-31
PMI GROUP INC
filed 2003-03-28
CIK 935724

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13664

THE PMI GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	3003 Oak Road Walnut Creek, California 94597	94-3199675
(State of Incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

(925) 658-7878

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange Pacific Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 28, 2002 was $3,430,198,758 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of registrant’s common stock, as of close of business on February 28, 2003: 88,821,747

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into Items 10 through 13 of Part III.

Cautionary Statement	1

Cautionary Statement Regarding Forward-Looking Statements

Statements we make or incorporate by reference in this and other documents filed with the Securities and Exchange Commission that are not historical facts, that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, or that relate to future plans, events or performance are “forward-looking statements” within the meaning of the federal securities laws. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. Forward-looking statements involve a number of risks or uncertainties including, but not limited to, the Investment Considerations addressed in the “Management’s Discussion and Analysis” section in Item 7. Other risks are referred to from time to time in our periodic filings with the Securities and Exchange Commission. All of our forward-looking statements are qualified by and should be read in conjunction with our risk disclosures. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

A.     Overview of Operations—The PMI Group, Inc.

The PMI Group, Inc. is an international provider of credit enhancement products and lender services that promote homeownership and facilitate mortgage transactions in the capital markets. Through our wholly-owned subsidiaries and unconsolidated strategic investments, we offer residential mortgage insurance and credit enhancement products domestically and internationally, residential lender services and financial guaranty reinsurance. In January 2003, we announced the formation of a wholly-owned subsidiary, PMI Capital Corporation, to manage our international mortgage operations and unconsolidated strategic investments.

Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, is a leading U.S. residential mortgage insurer, licensed in all 50 states, the District of Columbia and Puerto Rico. Residential mortgage insurance protects lenders and investors against potential losses in the event of borrower default.

•	PMI generated 61% of our consolidated revenues and 84% of our net income in 2002.

•	PMI’s claims-paying ability is currently rated “AA+” (“Excellent”) by Standard & Poor’s, or S&P, “Aa2” (“Excellent”) by Moody’s Investor Service, or Moody’s, and “AA+” (“Very Strong”) by Fitch Ratings, or Fitch.

PMI’s 50% owned joint venture, CMG Mortgage Insurance Company, or CMG, offers mortgage insurance for loans originated by credit unions.

In the United States, we offer title insurance through our wholly-owned subsidiary, American Pioneer Title Insurance Company, or APTIC, and we participate in the mortgage loan servicing market through our unconsolidated strategic investment, Fairbanks Capital Holding Corp., or Fairbanks. We are also an investor in Truman Capital Founders, LLC, or Truman, which is the general partner and majority-owner of Truman Capital Investment Fund, L.P., or Truman Fund, an investment vehicle that focuses on the residential whole loan purchase market.

We have a number of international operations that offer mortgage insurance and other credit enhancement products.

•	Our Australian subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, are leading providers of mortgage insurance in Australia and New Zealand.

•	Our Irish subsidiary, PMI Mortgage Insurance Company Limited, headquartered in Dublin, Ireland, offers mortgage insurance and mortgage credit enhancement products in the European Union.

•	PMI reinsures residential mortgage insurance in Hong Kong.

•	We own a significant interest in RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re Holdings, which are the holding companies for RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda.

Our consolidated net income was $346.2 million for the year ended December 31, 2002. As of December 31, 2002, our total assets were $3.5 billion, including our investment portfolio which had a market value of $2.5 billion as of that date. Our shareholders’ equity was $2.2 billion as of December 31, 2002. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Business Segments, for financial information regarding our business segments.

We are incorporated in Delaware and our principal executive offices are located at 3003 Oak Road, Walnut Creek, California 94597. Our telephone number is (925) 658-7878.

Our website address is http://www.pmigroup.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website via a hyperlink as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

B.    U.S. Mortgage Insurance Operations

Private mortgage insurance facilitates the sale of low down payment mortgages in the capital mortgage market and expands homeownership opportunities by enabling borrowers to buy homes with down payments of less than 20%. PMI’s mortgage insurance covers default risk on first mortgage loans secured by one to four unit residential properties. PMI’s insurance is purchased by lenders and investors seeking protection against default risk, capital relief or credit enhancement for portfolio or secondary mortgage market transactions. PMI is incorporated in Arizona and headquartered in Walnut Creek, California.

1.    Products

Primary Mortgage Insurance

Primary mortgage insurance, or primary insurance, provides mortgage default protection to lenders and investors on individual loans at specified coverage percentages. PMI’s obligation to an insured with respect to a claim is generally determined by multiplying the specified “coverage percentage” by the “claim amount,” which includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan’s default and foreclosure. In lieu of paying the coverage percentage of the claim amount on a defaulted loan, PMI may pay the claim amount, as defined in PMI’s master policies, and take title to the mortgaged property. The insured selects the coverage percentage, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor.

PMI’s primary new insurance written, or NIW, for the year ended December 31, 2002 was $47.8 billion. PMI’s primary NIW includes insurance that PMI underwrites on a loan-by-loan basis (flow channel) and insurance acquired in bulk (bulk channel), primarily in the capital mortgage market. PMI generally offers coverage percentages on its flow primary insurance ranging from 6% to 42% of the claim amount. PMI’s coverage percentages for its bulk primary insurance generally range from 1% to 50% of the claim amount. PMI does not include primary insurance placed upon loans more than 12 months after their origination when calculating and reporting NIW. PMI’s primary insurance in force and primary risk in force at December 31, 2002 were $107.6 billion and $25.2 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount equal to the product of each individual insured mortgage loan’s current principal balance multiplied by the loan’s specified primary insurance coverage percentage. (These definitions are discussed further below under Primary and Pool Mortgage Insurance as Reported to MICA.)

Primary insurance premiums are usually charged to the borrower by the mortgage lender or loan servicer, who in turn remits the premiums to PMI. In certain instances, the lender pays the premiums to PMI without directly charging the borrower. In those cases, the lender may adjust the interest rate on the loan to reflect, in part, the mortgage insurance premium. Premium payments may be paid to PMI on a monthly, annual or single premium basis.

Under PMI’s monthly premium plans, premiums are paid at the mortgage loan closing and monthly thereafter. PMI also offers a monthly plan under which the first monthly premium is payable at the time the first monthly mortgage payment is due. Monthly plans represented 95% of NIW in 2002 and 97% of NIW in 2001. As of December 31, 2002, monthly plans represented 92% of PMI’s primary risk in force.

Annual premium plans require payment of the first-year premium at the time of loan closing and annual renewal premium payments in advance each year thereafter. Single premium plans require lump-sum premium payments to be made at loan closing or financed into the loan amount. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid or the value of the property has increased significantly. Single premium and annual premium plans represented 5% and 3% of NIW in 2002 and 2001, respectively. Single premium and annual premium plans combined represented 8% of PMI’s primary risk in force as of December 31, 2002.

Generally, mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force.

PMI may not cancel mortgage insurance coverage except for events of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to PMI’s flow channel, the insured, the holder of the loan or the loan’s mortgage servicer may cancel mortgage insurance coverage at any time. Fannie Mae and Freddie Mac’s current guidelines regarding cancellation of mortgage insurance generally provide that a borrower’s written request to cancel mortgage insurance should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions.

A significant percentage of PMI’s premiums earned is generated from existing primary insurance in force and not from NIW. Accordingly, a decline in insurance in force as a result of policy cancellations of older books of business could harm our financial condition and results of operations. During a period of falling interest rates, an increasing number of borrowers refinance their mortgage loans, and as a result of policy cancellations of older books of business with higher interest rates, PMI generally experiences a decrease in existing insurance in force. New insurance written during periods of low interest rates may ultimately prove to be inadequate to offset the loss of insurance in force resulting from policy cancellations. Additionally, an increasing amount of PMI’s NIW is subject to captive reinsurance agreements (see Products—Captive Reinsurance below), and this trend could negatively impact net premiums written and the yield PMI obtains on net premiums earned.

Fannie Mae and Freddie Mac, or the GSEs, are the predominant purchasers of conventional mortgage loans in the United States. In order to sell low down payment loans to the GSEs, lenders must comply with the GSEs’ requirements by purchasing private mortgage insurance or by maintaining lender recourse or lender participation. Lenders that purchase private mortgage insurance in connection with the sale of loans to the GSEs must comply with the GSEs’ mortgage insurance coverage percentage requirements. The GSEs have some discretion to increase or decrease the amount of mortgage insurance coverage they require on loans, provided that minimum requirements are met. For example, in 1995, the GSEs increased their mortgage insurance coverage requirements from 25% to 30% on mortgages with loan-to-value ratios, or LTV, of 90.01% to 95%, or 95s, and increased their coverage requirements from 17% to 25% for mortgages with LTVs of 85.01% to 90%, or 90s. LTV is the ratio of the original loan amount to the value of the property. Accordingly, PMI’s percentage of risk in force with these higher coverage requirements increased. As PMI charges higher premium rates for higher coverage levels, the increased mortgage insurance coverage requirements imposed by the GSEs in 1995 resulted in increased earned premiums for loans of similar type.

In cooperation with participating lenders, PMI has entered into agreements with the GSEs to restructure primary insurance coverage on high LTV loans sold to the GSEs over a specified period of time. The coverage restructuring involves reducing the level of primary insurance coverage in exchange for PMI providing a second layer of modified pool insurance coverage (see Pool Mortgage Insurance below). These transactions may provide for payments to the GSEs for the reduced coverage and/or the services provided by the GSEs. Restructuring primary insurance negatively impacts our net premium written and PMI’s yield on net premiums earned.

Pool Mortgage Insurance

Traditional Pool Insurance.    “Traditional” pool insurance covers the entire loss on a defaulted mortgage loan that exceeds the claim payment under any primary insurance coverage, up to a stated aggregate loss limit, or stop loss, for all of the loans in a pool. Because the insurance exposure is not limited to a set coverage percentage on specific loans as with primary insurance, the rating agencies’ capital requirements for traditional pool insurance are greater than for primary insurance. Prior to 2002, PMI offered traditional pool insurance primarily to two different customer segments: lenders and the GSEs (GSE Pool), and capital market participants (Old Pool). PMI is not currently offering traditional pool insurance to its customers.

PMI offered GSE Pool, a traditional pool insurance product for mortgage loans sold by PMI’s customers to the GSEs, from 1997 to 2001. PMI did not write any new risk for GSE Pool in 2002, compared to $19.5 million written for the year ended December 31, 2001. The average stop loss limit for GSE Pool as of December 31, 2002 was 1.1%. GSE Pool risk in force at December 31, 2002 was $794.1 million.

In 1999, pursuant to a recapture agreement between PMI and Forestview Mortgage Insurance Company, or Forestview, PMI assumed mortgage pool insurance loss reserves presently estimated to be $0.7 million, net of expense allocations, previously insured by Forestview. These Old Pool policies, which were written prior to 1994, are past their peak claim periods. Risk in force for the Old Pool portfolio was $0.9 billion at December 31, 2002.

In addition to GSE Pool and Old Pool, PMI has offered traditional pool products to certain state housing authorities and investors. Other traditional pool risk in force as of December 31, 2002 was $310.1 million.

Traditional pool insurance is not counted by the mortgage insurance industry towards NIW, primary insurance in force or primary risk in force. Accordingly, references to such figures in this document do not include traditional pool insurance, unless otherwise indicated.

Modified Pool Insurance.    PMI currently offers modified pool insurance products that, in addition to having a stated aggregate loss limit and other risk reduction features, have exposure limits on each individual loan in the pool. Modified pool insurance may be attractive to investors and lenders seeking capital relief, a reduction of default risk beyond the protection provided by existing primary insurance, or coverage for loans that do not require primary insurance. To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage.

PMI wrote $807.9 million of modified pool risk in 2002, compared to $398.8 million in 2001. Total modified pool risk in force as of December 31, 2002 and 2001 was $1,159.6 million and $414.5 million, respectively. The majority of PMI’s modified pool business in 2002 came through its participation in a market outreach program offered by Fannie Mae. This program allows lenders to take a more comprehensive view of a borrower’s creditworthiness and expand the benefit of conventional financing to homeowners. PMI’s modified pool product enhances the primary insurance coverage on these loans.

Primary and Pool Mortgage Insurance as Reported to MICA

Prior to July 2001, PMI did not include modified pool insurance in its NIW, primary insurance in force or primary risk in force calculations and reporting. In July 2001, in accordance with standards set by the industry’s trade association, Mortgage Insurance Companies of America, or MICA, PMI revised several definitions of insurance. Under the revised MICA definitions, PMI included modified pool insurance towards NIW, primary insurance in force and risk in force when the modified pool insurance was placed on a loan that did not also have primary insurance coverage and the investor’s exposure after the application of PMI’s insurance coverage was more than 50% of the value of the loan. Under the revised definitions, PMI also excluded from its NIW calculation primary insurance on loans where the coverage exceeded 50% of the loan value and included these amounts in pool insurance totals.

Beginning in the fourth quarter of 2002, PMI returned to its pre-July 2001 definitions of primary insurance and pool insurance, which reflect more appropriately the manner in which PMI’s management measures and analyzes its portfolio. Accordingly, in this report unless otherwise noted:

•	PMI’s 2002 and prior years’ insurance portfolio statistics are calculated pursuant to PMI’s pre-July 2001 definitions;

•	Primary insurance statistics do not include modified pool risk written or in force;

•	Modified pool insurance statistics do not include primary insurance risk written or in force; and

•	Prior year insurance portfolio statistics are comparable with 2002 portfolio statistics.

However, PMI’s insurance portfolio statistics as reported in other documents between the third quarter of 2001 and the third quarter of 2002 may not be comparable to PMI’s pre-July 2001 or post December 2002 portfolio statistics because the portfolio statistics between the third quarter of 2001 and the third quarter of 2002 were reported based on the revised MICA definitions.

Negotiated Transactions

PMI engages in negotiated, capital market “bulk” transactions. While their terms vary, negotiated transactions generally involve bidding upon and, if successful, insuring a large group of loans or committing to insure a large group of loan originations on agreed terms. Insurance issued in negotiated transactions may include primary insurance or modified pool insurance, or a combination of both. Some negotiated transactions contain a risk-sharing component under which the insured shares in losses in some manner. Negotiated transactions may involve loans that are or will be securitized, and in these instances, PMI may be asked to provide “down to” insurance coverage sufficient to reduce the insured’s exposure on each loan down to a percentage of the loan balance selected by the insured.

To obtain this business, PMI competes with other mortgage insurers and other providers of credit enhancement. Accordingly, PMI’s ability to quickly and efficiently analyze large loan portfolios and develop and adequately price complex insurance products is critical. Generally, PMI prices and bids upon a loan portfolio by aggregating the price of mortgage insurance to be charged for each particular loan in the portfolio. However, PMI prices loans in negotiated transactions based upon a number of risk factors, including borrower and credit characteristics, loan and property characteristics including LTV, the level of insurance coverage requested, housing market considerations and persistency estimations. Persistency is the percentage of insurance policies at the beginning of a 12-month period that remains in force at the end of the period. PMI issued approximately $3.2 billion of primary insurance through negotiated transactions in 2002, which accounted for approximately 7% of PMI’s NIW for 2002. In 2001, approximately 14% of PMI’s NIW was acquired through negotiated transactions. PMI issued virtually all of its modified pool insurance through negotiated transactions in 2002 and 2001. PMI enters into negotiated transactions primarily with capital mortgage market participants, including mortgage investors, such as the GSEs, and underwriters of mortgage-backed securities. We believe that negotiated transactions will make up a significant portion of the mortgage insurance industry’s and PMI’s NIW and modified pool risk written in 2003.

Captive Reinsurance

Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies, or captive reinsurers, affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to the captive reinsurers.

•	In 2002, approximately 56% of PMI’s primary NIW was subject to captive reinsurance agreements, compared to approximately 45% of PMI’s primary NIW in 2001.

•	As of December 31, 2002, approximately 43% of PMI’s primary insurance in force was subject to captive reinsurance agreements, compared to approximately 33% of PMI’s primary insurance in force as of December 31, 2001.

•	As of December 31, 2002, approximately 43% of PMI’s total risk in force was subject to captive reinsurance agreements, compared to approximately 33% of PMI’s total risk in force in 2001.

These increases in the percentages of primary NIW, primary insurance in force and total risk in force subject to captive reinsurance agreements were driven by heavy refinance activity in which borrowers obtain lower interest rate mortgage loans with lenders with captive insurance programs and a higher percentage of NIW generated by lenders with captive reinsurance programs. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s premium yield, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

•	In 2002, PMI ceded approximately 30% of the total net premiums subject to captive reinsurance agreements for a commensurate level of risk compared to approximately 26% in 2001. This increase was primarily the result of more aggressive captive reinsurance agreements.

•	As of December 31, 2002, PMI had ceded approximately $888.1 million of risk in force to captive reinsurers, and such ceded risk was supported by approximately $217.2 million of restricted trust account balances, which are further described below.

PMI’s captive reinsurance agreements primarily provide for excess-of-loss reinsurance, under which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with a captive reinsurer and retains the remaining risk above the second loss layer up to the maximum coverage level. PMI is also a party to three quota-share captive reinsurance agreements under which the captive reinsurer assumes a pro rata share of all (i.e., first dollar) losses in return for a pro rata share of the premiums collected.

Freddie Mac’s “Eligibility Criteria for Private Mortgage Insurers” establishes financial requirements for captive reinsurance agreements. Among other things, the requirements: (i) mandate that captive reinsurance agreements include risk transfer in accordance with Financial Accounting Standards Board No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts; and (ii) impose capital or rating requirements on captive reinsurers that reinsure more than 25% of the ceded risk or premium under a quota-share or excess-of-loss agreement. In addition, under the terms of the Baynham settlement (see Item 3. Legal Proceedings below), PMI must obtain a written opinion of an independent actuary that the net ceded premiums under each captive reinsurance agreement are “commensurate or reasonably related to the risk transferred.”

To ensure the performance of its captive reinsurers, PMI requires each captive reinsurer to establish a trust account with a United States-domiciled bank approved by the National Association of Insurance Commissioners and to maintain funds therein in an amount not less than the greater of (i) loss, unearned premium and contingency reserves required to be held under Arizona law, or (ii) 10% of the risk reinsured for excess-of-loss reinsurance or 5% of the risk reinsured for quota-share reinsurance. These estimated liabilities and risk-to-capital ratios are recalculated by PMI on a quarterly basis. All reinsurance premiums payable by PMI are deposited directly into the trust accounts, and the captive reinsurers are permitted to make withdrawals from the trust account only if, and to the extent that, the trust balances exceed certain predetermined reserve and risk-to-capital levels, and PMI, as the sole beneficiary of the trust, has given written consent for such withdrawal.

Other Risk-Sharing Products

In addition to captive reinsurance, PMI offers other risk-sharing products, including:

•	layered co-insurance, a primary insurance program under which the insured retains liability for losses between certain levels of aggregate losses; and

•	various products designed for, and in cooperation with, the GSEs and/or lenders that involve some aspect of risk-sharing. Some of these products are executed through negotiated transactions.

Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company, or CMG, offers mortgage insurance for loans originated by credit unions. CMG is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation, or CMIC. CMIC is part of the CUNA Mutual Group which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG. At December 31, 2002, CMG had $10.9 billion of primary insurance in force. CMG’s financial results are reported in PMI’s financial statements under the equity method of accounting in accordance with generally accepted accounting principles in the United States, or GAAP. CMG’s operating results are not included in PMI’s results shown in Part I of this Form 10-K, unless noted. CMIC manages CMG’s investment portfolio.

Under the terms of the joint venture agreement executed on September 8, 1994, CMIC has the right on September 8, 2009, or earlier under certain limited conditions, to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI’s interest in CMG for an amount equal to the then current fair market value of PMI’s interest. For this purpose, fair market value will be determined by agreement between PMI and CMIC, or if the parties are unable to reach an agreement, through appraisal by nationally recognized investment banking firms. PMI and CMIC have also entered into a capital support agreement for the benefit of CMG in order to maintain CMG’s claims-paying ability rating at “AA-” by S&P and “AA” by Fitch.

CMG is a party to one captive reinsurance agreement and may enter into additional captive reinsurance agreements in the future.

2.    Competition

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry consists of eight active mortgage insurers: PMI; CMG; Mortgage Guaranty Insurance Corporation; GE Capital Mortgage Insurance Corporation, an affiliate of GE Capital Corporation; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc.; Radian Guaranty Inc.; Republic Mortgage Insurance Co., an affiliate of Old Republic International; and Triad Guaranty Insurance Corp.

The Mortgage Bankers Association of America estimates that, for the year ended December 31, 2002, total mortgage originations were $2.5 trillion compared to $2.1 trillion for the year ended December 31, 2001.

U.S. and State Government Agencies

PMI and other private mortgage insurers compete with federal and state government and quasi-governmental agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Association, or FHA, and to a lesser degree, the Veterans Administration, or VA. The following table shows the relative mortgage insurance market share of FHA/VA and private mortgage insurers over the past five years.

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2002	2001	2000	1999	1998
FHA/VA	35.6%	37.3%	41.4%	47.6%	43.7%
Private Mortgage Insurance	64.4	62.7	58.6	52.4	56.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source: FHA, VA and MICA.

Effective January 1, 2003, the U.S. Housing and Urban Development Department, or HUD, in accordance with its index, increased the maximum single-family loan amount that the FHA can insure from $261,609 to $280,749 in high-cost areas. While there is no maximum VA loan amount, lenders will generally limit VA loans to $240,000. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure. In January 2001, the FHA reduced the up-front mortgage insurance premium it charges on loans from 2.25% to 1.5% of the original loan amounts. The FHA has also streamlined its down payment formula, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause future demand for private mortgage insurance to decrease.

Federal Home Loan Bank Mortgage Partnership Finance Program.    In October 1999, the Federal Housing Finance Board, or FHF Board, adopted resolutions that authorize each Federal Home Loan Bank, or FHLB, to offer programs to purchase single-family conforming mortgage loans originated by participating member institutions under the single-family member mortgage assets program. In July 2000, the FHF Board gave permanent authority to each FHLB to purchase such loans from member institutions without any volume cap. Under the FHF Board’s rules, member institutions are also authorized to provide for eligible loans credit enhancement that is not limited to mortgage insurance. Purchases of secondary mortgage loans by the Mortgage Partnership Finance Program increased in 2002. Any expansion of the FHLBs’ ability to use alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm our financial condition and results of operations.

PMI and other private mortgage insurers also face limited competition from several state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

Fannie Mae and Freddie Mac—The GSEs

As the predominant purchasers of conventional mortgage loans in the United States, the GSEs provide a direct link between the mortgage origination and capital markets. The GSEs may purchase conventional high LTV mortgages only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. However, if the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required to be held by the lender, and thus, the lender’s cost of doing business may be adversely affected. Consequently, lenders prefer to originate loans that can be sold in the secondary market utilizing mortgage insurance from insurers deemed eligible by the GSEs. PMI and CMG are GSE-authorized mortgage insurers.

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs. For example, one of the GSEs requires mortgage insurers to maintain at least two of the three ratings equal to or higher than “AA-” by Fitch, “AA-” by S&P, or “Aa3” by Moody’s. Any change in PMI’s eligibility status with either GSE could have a material, adverse effect on our financial condition and results of operations.

The GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained-participation mortgages as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards on low down payment mortgages they purchase. Private mortgage insurers, including PMI, are affected by such changes. One of the GSEs has indicated that it is considering adopting and implementing new approval requirements for mortgage insurers. The extent to which these new requirements may alter the guidelines for PMI’s business operations, capital requirements and products is not currently known.

In 2002, the maximum single-family principal balance loan limit eligible for purchase by the GSEs was increased in accordance with the applicable index to $300,700, and effective January 1, 2003, that limit was raised to $322,700. PMI believes that any increase in this loan limit may positively affect the number of loans eligible for mortgage insurance, thereby increasing the size of the mortgage insurance market.

The GSEs are subject to oversight by HUD. In October 2000, HUD announced new GSE mortgage purchase requirements, known as affordable housing goals. Under these goals, which became effective in 2001, at least 50% of all loans purchased by the GSEs must support low- and moderate-income homebuyers and 31% of such units must be in underserved areas. PMI believes that the GSEs’ goals to expand purchases of affordable housing loans have increased the size of the mortgage insurance market. The GSEs also have expanded programs to include commitments to purchase certain volumes of loans with LTVs between 95.01% and 97%, or 97s, and between 97.01% and 100%, or 100s.

On February 20, 2002, the Office of Federal Housing Enterprise Oversight, or OFHEO, finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. Under the rule, which became effective in the third quarter of 2002, OFHEO tests the GSEs’ capital position every quarter. PMI has an “AA+” rating. It is not apparent at this point that the finalized rule will result in the GSEs increasing their use of either “AAA”-rated mortgage insurers instead of “AA”-rated entities or credit protection counterparties other than mortgage insurers. Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement as a result of the new OFHEO risk-based capital rule, or a tiering of mortgage insurers based on their credit rating, could adversely affect our financial condition and results of operations.

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. As discussed above, the GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage or provide for the restructuring of existing mortgage insurance with reduced amounts of primary insurance coverage and the addition of pool insurance coverage. In the past, Freddie Mac stated that it would pursue a permanent charter amendment allowing it to utilize alternative forms of default risk protection or otherwise forego the use of private mortgage insurance on higher LTV mortgages. In October 2000, Fannie Mae announced its intention to increase its share of revenue associated with the management of mortgage credit risk by retaining mortgage risk previously borne by its “risk-sharing partners,” including mortgage insurers, during the next three years.

In 2001 and 2002, the GSEs purchased primary and modified pool insurance coverage on GSE-held loans with down payments exceeding 20%. The GSEs often acquired this mortgage insurance, some of which was written by PMI, through a bidding process. As the GSEs are not required by regulation or charter to purchase this coverage, PMI believes that the GSEs purchased this coverage to assist in their capital management programs. If the GSEs continue to purchase mortgage insurance on loans with down payments exceeding 20%, it would represent an additional market for private mortgage insurance in the United States.

Freddie Mac’s and Fannie Mae’s automated underwriting systems, Loan ProspectorSM and Desktop Underwriter™, respectively, can be used by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing. Through these systems, lenders are also able to obtain approval for mortgage insurance. PMI works with the GSEs in offering insurance services through their systems, while utilizing its proprietary risk management systems to monitor the risk quality of loans insured through such systems. These automated underwriting systems are used by the GSEs in connection with, among other things, their reduced mortgage insurance coverage and high LTV programs. Generally, PMI’s underwriting guidelines allow PMI to place mortgage insurance coverage on any mortgage loan accepted by the GSEs’ automated underwriting systems for purchase. A significant portion of PMI’s NIW in 2002 consisted of loans accepted by the GSEs’ automated underwriting systems, and the portion of PMI’s NIW in 2002 consisting of loans accepted by the GSEs’ automated underwriting systems increased compared to 2001. Accordingly, the GSEs’ underwriting standards, which determine what loans are eligible for purchase, affect the quality of the risk insured by mortgage insurers and the availability of mortgage loans. A broadening by the GSEs of their underwriting standards, if adopted by PMI with respect to its mortgage insurance underwriting, could cause PMI to insure riskier mortgage loans, which could increase PMI’s claims and losses.

Mortgage Lenders

PMI and other private mortgage insurers compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate mortgages that have a first mortgage lien with an LTV of 80%, a 10% second mortgage lien, and 10% of the purchase price from the borrower’s funds, or an 80/10/10. This 80/10/10 product and other similar products have reduced the available market for primary insurance. These products also compete with mortgage insurance as an alternative for lenders selling loans in the capital mortgage market. PMI believes that the use of 80/10/10 loans increased significantly in 2002 and may continue to increase in the future.

In addition to captive reinsurance agreements with affiliates of lenders, mortgage insurers share a portion of their coverage with their customers through risk retention agreements. PMI also offers various premium rates based on the risk characteristics, loss performance or class of business of the loans to be insured or on the costs associated with doing such business. While many factors are considered in determining rates, there can be no assurance that the premiums charged will be adequate to compensate us for the risks associated with the coverage provided to our customers.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, than they were allowed to engage in historically. The Gramm-Leach-Bliley Act allows a bank holding company to form an insurance subsidiary, licensed under state insurance law, to issue insurance products, including mortgage insurance. Any such mortgage insurance subsidiary would be subject to state insurance regulations including capital, reserve and risk diversification requirements and restrictions on the payment of dividends. Further, before any loans insured by the subsidiary are eligible for purchase by the GSEs, the insurance subsidiary must meet the GSEs’ eligibility standards that currently require a claims-paying ability rating of at least “AA-” and the establishment of comprehensive operating policies and procedures. Because aspects of the Gramm-Leach-Bliley Act still require clarification and promulgation and because few bank holding companies have sought to utilize its provisions, we are unable to ascertain the full impact of the Gramm-Leach-Bliley Act on PMI.

3.    Customers

Traditionally, PMI’s primary customers have been mortgage bankers, with the balance of PMI’s customers consisting of savings institutions, commercial banks and other mortgage lenders. As the beneficiary under PMI’s master policies is the owner of the insured loan, the purchaser of that loan is entitled to the policy benefits. The GSEs, as the predominant purchasers of conventional mortgage loans in the U.S., are the beneficiaries of a substantial majority of our mortgage insurance coverage.

In 2002, PMI’s top ten customers generated approximately 44% of PMI’s premiums earned compared to approximately 40% in 2001.

In 2002, the mortgage lending industry continued its consolidation trend. At least several large lenders, however, rely in part upon mortgage brokers and smaller loan originators, or correspondents, to source and originate loans on their behalf. To date, large lenders generally have allowed their correspondents to control decisions relating to ordering mortgage insurance and selecting particular mortgage insurance providers. PMI anticipates that large lenders will generally continue to allow their correspondents to control these decisions in 2003. The centralization of these decisions by large lenders, however, could magnify the impact that mortgage lending consolidation has on mortgage insurers. Accordingly, the loss of a large lender as PMI’s customer, or a large lender’s decision to significantly reduce its business with PMI could, if permanent, have an adverse effect on PMI.

In 2001 and 2002, PMI offered a variety of mortgage insurance products to capital market participants such as underwriters of mortgage-backed securities and the GSEs. These entities entered into negotiated transactions with PMI pursuant to which PMI insured large groups of loans or committed to insure a large group of loan originations on agreed terms. Mortgage insurance issued through negotiated transactions may include primary or modified pool insurance or a combination of both.

4.    Business Composition

A significant percentage of PMI’s premiums earned is generated from existing insurance in force and not from NIW. With respect to our flow channel, the insured, the policy owner or servicer of a loan may cancel insurance coverage at any time.

PMI’s primary risk in force was $25.2 billion as of December 31, 2002 and $25.0 billion as of December 31, 2001. The composition of PMI’s primary and pool risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	As of December 31,
	2002	2001	2000	1999	1998
Primary Risk in Force (in percentages) *
LTV:
Above 97s	2.7%	0.7%	0.1%	—	—
97s	6.8	5.6	5.5	4.9%	3.3%
95s	41.5	43.3	45.7	46.8	46.3
90s	39.1	39.9	39.8	42.2	44.2

Loan Type:
Fixed	91.1%	90.5%	90.5%	92.7%	89.7%
ARM	8.9	9.5	9.5	7.3	10.3

Mortgage Term:
25 years and under	7.2%	6.0%	5.1%	6.0%	6.8%
Over 25 years and up to 30 years	92.6	93.7	94.5	93.6	92.8
Over 30 years	0.2	0.3	0.4	0.4	0.4

Property Type:
Single-family detached	87.6%	88.6%	88.8%	88.9%	88.0%
Condominium, townhouse, cooperative	8.5	8.0	8.2	8.5	9.2
Multi-family dwelling and other	3.8	3.4	3.0	2.6	2.8

Occupancy Status:
Primary residence	95.5%	96.2%	97.2%	98.0%	98.6%
Second home	1.9	1.6	1.5	1.2	1.0
Non-owner occupied	2.6	2.2	1.3	0.8	0.4

Loan Amount:
$100,000 or less	22.1%	22.8%	23.2%	24.0%	24.9%
Over $100,000 and up to $250,000	65.8	67.2	68.2	68.6	68.3
Over $250,000	12.1	10.0	8.6	7.4	6.8

Less-than-A Quality**	11.8%	11.4%	N/A	N/A	N/A

Non-Traditional***	12.4%	12.1%	N/A	N/A	N/A

Pool Risk in Force (in millions)
GSE Pool	$794.1	$801.3	$785.6	$681.2	$450.3
Old Pool	863.8	1,114.1	1,295.4	1,407.8	N/A
Modified Pool	1,159.6	414.5	15.9	N/A	N/A
Other Traditional Pool	310.1	211.6	153.6	102.9	N/A

*	Percentages are based upon PMI’s primary risk in force plus approximately $0.9 billion of risk in force associated with certain negotiated transactions. Due to rounding, the total percentages for the identified factors may not aggregate 100%.
**	PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) less than 620.
***	PMI considers a loan to be non-traditional if it does not conform to GSE loan size limits or if it includes certain other characteristics such as reduced documentation of the borrower’s income, deposit information and/or employment.

•	High LTV Loans. The composition of PMI’s NIW and risk in force includes 95s, which in PMI’s experience have higher claims frequencies than those of 90s. PMI also offers coverage for mortgages with LTVs in excess of 95%, and PMI believes that these loans have higher risk characteristics than 95s. PMI offers pre-loan and post-loan credit counseling to borrowers with high LTV loans.

•	Fixed v. Adjustable Rate Mortgages. Based on PMI’s experience, the claims frequency of adjustable rate mortgages, or ARMs, is generally higher than on fixed rate loans.

•	Loan Amounts. In 2002, 93.2% of PMI’s primary NIW consisted of coverage placed upon conforming loans. Conforming loans are loans with principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. In 2002, the maximum single-family principal balance loan limit was $300,700.

•	Less-than-A Quality and Non-Traditional Loans. PMI insures less-than-A quality loans and non-traditional loans through all of its underwriting channels. PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) less than 620. PMI considers a loan to be non-traditional if it does not conform to GSE loan size limits or if it includes certain other characteristics such as reduced documentation of the borrower’s income, deposit information and/or employment. Less-than-A quality loans represented approximately 10% of PMI’s primary NIW and 33% of modified pool insurance written in 2002, compared to approximately 13% of PMI’s primary NIW and 35% of modified pool insurance written in 2001. Non-traditional loans represented approximately 14% of PMI’s primary NIW and 17% of modified pool insurance written in 2002, compared to approximately 15% of PMI’s primary NIW and 17% of modified pool insurance written in 2001. PMI believes that the structure of its modified pool products mitigates the risk of loss to PMI from the less-than-A quality loans and non-traditional loans insured by those products.

The following table shows PMI’s primary insurance in force by FICO score as of December 31, 2002:

Insurance In Force by Percentage As of December 31, 2002
FICO Score—Flow & Bulk Primary
Less than 575	3.2%
575—619	8.3
620—679	30.3
680—719	23.4
720 and above	33.0
Unreported	1.8

Total Portfolio	100.0%

Management expects higher default rates and claim payment rates for high LTV loans, ARMs, less-than-A quality loans and non-traditional loans, and incorporates these assumptions into its pricing. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans.

Changes in Coverage Percentages.    The severity of a claim, which is the ratio of the claim paid to the original risk in force relating to the loan, depends in part upon the specified coverage percentage for that loan. A higher coverage percentage on a loan increases the potential severity of a claim on that loan. Accordingly, PMI generally charges higher premium rates for higher coverage. PMI’s average coverage percentage was 24% for NIW in both 2002 and 2001. PMI’s percentage of NIW comprised of 95s with 30% coverage increased from 23% for the year ended December 31, 2001 to 24% for the year ended December 31, 2002. The percentage of NIW made up of 90s with 25% coverage was 31% at December 31, 2002 and 32% at December 31, 2001.

5.    Sales; Mortgage Insurance Acquisition Channels

Sales.    PMI employs a sales force located throughout the country to sell its products and provide services to lenders located throughout the United States. PMI’s sales force receives compensation comprised of a base salary and incentive compensation tied to performance objectives. PMI’s product development and pricing department has primary responsibility for advertising, sales materials, pricing and the creation of new products and services.

In light of continuing mortgage lender consolidation and the increasing dominance of the largest mortgage originators, PMI’s sales force is organized tactically, focusing on customer relationships with an emphasis on PMI’s large lender customers, also known as “national accounts.” As a result of PMI’s growing negotiated transactions business, PMI has also dedicated resources to focus on PMI’s negotiated transactions customers.

Mortgage Insurance Acquisition Channels.    To obtain mortgage insurance on a specific mortgage loan, a customer typically submits an application and supporting documentation to PMI. If the loan is approved for mortgage insurance, PMI issues a certificate of insurance to the customer. Historically, the customer’s application and PMI’s response have been paper transactions executed via mail, courier or facsimile. During the last several years, advances in technology have enabled PMI to offer its customers the option of electronic submission of applications and electronic receipt of insurance commitments and certificates. In 2002, 69% of PMI’s primary insurance commitments (excluding negotiated transactions) were issued electronically, compared to 52% in 2001. Management expects this trend to continue and, accordingly, believes that it is essential for PMI to continue to invest substantial resources to maintain electronic connectivity with its customers. In some instances, connectivity has become a primary factor used by mortgage originators to choose a mortgage insurer.

While development and customization costs are substantial, electronic acquisition and delivery of mortgage insurance benefits PMI. E-commerce reduces paperwork for both PMI and its customers, streamlines the mortgage insurance application process, reduces errors associated with re-entering information and increases the speed with which PMI is able to respond to applications, all of which can enhance PMI’s relationship with lenders while reducing acquisition costs. PMI’s electronic acquisition channels, once developed, require significantly less human effort per transaction than PMI’s traditional paper acquisition channels. Examples of PMI’s electronic acquisition channels include:

•	e-PMI®. PMI introduced e-PMI, its electronic delivery channel for mortgage insurance, in 1999. PMI’s customers can order mortgage insurance directly from the e-PMI website or, in the case of certain lenders, by using an embedded link that “frames” e-PMI within the customer’s own website. e-PMI offers users real-time access to, among other things, mortgage insurance origination services, mortgage insurance rates, and premium payment and refund information.

•	EDI. PMI accepts applications for insurance electronically through electronic data interchange, or EDI, links with lenders. EDI links typically run over value-added networks and use industry-standard data sets to exchange information.

•	Connectivity to Third Party Internet Sites. PMI also electronically connects to its customers directly through lender-specific websites and, indirectly, through lender-neutral websites or “portals” and loan origination and servicing systems.

•	Tape-to-Tape Transmission. PMI’s negotiated transactions, which often involve large loan portfolios, are largely conducted electronically. Prior to insuring these groups of loans, PMI receives from the insured details of the loan portfolios in electronic “tape” format.

6.     Underwriting Practices

Risk Management Approach

PMI analyzes its primary insurance business based upon the historical performance of risk factors of individual loan profiles. PMI uses national and territorial underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. PMI has developed and refined its national guidelines over time, taking into account its loss experience and the GSEs’ underwriting guidelines. PMI’s underwriting guidelines generally allow PMI to place mortgage insurance coverage on any mortgage loan accepted by the GSEs’ automated underwriting systems for purchase by the GSEs.

PMI’s underwriting guidelines consider five categories of risk:

•	Borrower. PMI analyzes the borrower’s credit history, including FICO score, the borrower’s employment history, income, funds needed for closing and the details of the home purchase.

•	Loan Characteristics. PMI analyzes four general characteristics of the loan product to quantify risk: (1) LTV; (2) type of loan instrument; (3) type of property; and (4) purpose of the loan. PMI generally does not insure certain categories of loans that are deemed to have an unacceptable level of risk, such as loans with scheduled negative amortization.

•	Property Profile. PMI reviews appraisals to determine the property value.

•	Housing Market Profile. PMI places significant emphasis on the condition of regional housing markets in determining its underwriting guidelines. PMI analyzes the factors that impact housing values in each of its major markets and closely monitors regional market activity on a quarterly basis.

•	Mortgage Lender. PMI tracks the historical risk performance of all customers that hold a master policy. This information is factored into the determination of the loan programs that PMI will approve for various lenders.

PMI’s underwriting guidelines are based, in part, on several statistical models that PMI employs to predict default and to measure performance as well as capital requirements. One of these models is the pmiAURASM System, a proprietary system developed by PMI that contains performance data on more than 3.5 million loans. The pmiAURA System includes economic and demographic information and assigns a risk score corresponding to the predicted likelihood of mortgage default.

PMI’s extensive database also provides detailed performance reports of underwriting quality trends by geographic region, product type, customer characteristics and other key risk factors. These reports allow PMI’s underwriting management to monitor risk quality and to formulate responses to developing risk quality trends. Ultimately, such responses can lead to regional variations from, or permanent changes to, PMI’s underwriting guidelines.

Underwriting Process

Delegated Underwriting.    The majority of PMI’s NIW is underwritten pursuant to PMI’s Partner Delivered Quality Program, or PDQ Program. The PDQ Program is a delegated underwriting program that allows approved lenders to determine whether loans meet program guidelines and requirements and are thus eligible for mortgage insurance. At present, more than 1,239 lenders approve applications under the PDQ Program. PMI’s delegated business accounted for approximately 62% and 56% of PMI’s NIW in 2002 and 2001, respectively. Delegated underwriting enables PMI to meet mortgage lenders’ demands for immediate insurance coverage of certain loans. Delegated underwriting has become standard industry practice.

Under the PDQ Program, customers use their own PMI-approved underwriting guidelines and eligibility requirements in determining whether PMI is committed to insuring a loan. PMI audits a representative sample of loans insured by lenders participating in the PDQ Program on a regular basis to determine compliance with program requirements and employs the pmiAURA System to monitor the quality of the delegated business. If a lender participating in the program commits PMI to insure a loan that fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions to coverage, such as a failure to meet maximum LTV criteria. Loans that are not eligible for the PDQ Program may be submitted to PMI for mortgage insurance coverage through the standard application process.

PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans because: (i) only qualified lenders who demonstrate average or above-average underwriting proficiency are eligible for the PDQ Program; (ii) only loans meeting average or above average underwriting eligibility criteria are eligible for the PDQ Program; and (iii) PMI has the ability to monitor the quality of loans approved for insurance under the PDQ Program with proprietary risk management tools and an on-site audit of each PDQ Program lender.

Non-Delegated Underwriting.    Customers that are not approved to participate in the PDQ Program generally must submit to PMI an application for each loan, supported by various documents. Applications submitted to PMI by mortgage lenders generally include a copy of the borrower’s loan application, an appraisal report or other statistical evaluation on the property by either the lender’s staff appraiser or an independent appraiser, and a written credit report on the borrower. Verifications of the borrower’s employment, income and funds needed for the loan closing are also required, unless the loan is submitted by a lender that has been approved to participate in PMI’s Quick Application Program. This program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders’ files on loans submitted under this program.

PMI expects its underwriters to utilize their knowledge of local markets, risk management principles and business judgment in evaluating loans on their own merits in conjunction with PMI’s underwriting guidelines. Accordingly, PMI’s underwriting staff is trained to consider combined risk characteristics and their impact in different real estate markets and has discretionary authority to insure loans that are substantially in conformance with PMI’s published underwriting guidelines. Significant deviations from such guidelines require higher level underwriting approval. PMI shares its knowledge of risk management principles and real estate economic conditions with customers to improve the quality of submitted applications and reduce the rejection rate.

Negotiated Transactions.    Negotiated transactions frequently involve a customer’s delivery of a portfolio of loans to PMI. Negotiated transactions require both loan-by-loan analysis and evaluation of the loan portfolio as a whole. While the underwriting process for negotiated transactions varies, underwriting steps generally include:

•	Obtaining data files from customers;

•	Preparation and review of stratification summaries of the loans by various loan risk factors, such as borrower credit characteristics, LTV, loan type and property type;

•	Review of the loan group by PMI’s credit policy department, including identification and exclusion of uninsurable or ineligible loans;

•	Due diligence underwriting of sample loan files and review of loan originator and loan servicer; and

•	Analysis of loans by PMI’s proprietary pricing system that models claim frequency and loss severity.

Contract Underwriting

Contract underwriting services are provided by PMI’s wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC enables customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. MSC provides contract underwriting services for mortgage loans for which PMI provides mortgage insurance and for mortgage loans for which PMI does not. MSC also performs the contract underwriting activities of CMG.

As a part of its contract underwriting services, MSC provides monetary and other remedies to its customers in the event that MSC fails to properly underwrite a mortgage loan. Such remedies may include: (1) issuance of additional mortgage insurance coverage; (2) assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or (3) issuance of indemnifications to customers in the event that the loans default for varying reasons including, but not limited to, underwriting errors by MSC. Generally, the scope of these remedies is in addition to those contained in PMI’s master primary insurance policies. MSC paid $6.5 million in contract underwriting remedies in 2002, compared to $3.3 million in 2001. MSC also agreed to indemnify certain customers in 2002 and 2001, as described above. Worsening economic conditions or other factors that could lead to increases in PMI’s primary insurance default rate could also cause the number and severity of the remedies that must be offered by MSC to further increase. Such an increase could have a material effect on our financial condition and results of operations.

Contract underwriting services are important to mortgage lenders as they continue to seek to reduce costs. New policies processed by MSC contract underwriters represented 30% of PMI’s NIW in 2002, compared to 27% in 2001. PMI anticipates that loans underwritten by MSC will continue to make up a significant percentage of PMI’s NIW and that contract underwriting will remain the preferred method among many mortgage lenders for processing loan applications. The number of contract underwriters deployed by us is directly related to the volume of mortgage originations and/or refinancing.

PMI, through its contract underwriting systems, provides its customers with access to Freddie Mac’s and Fannie Mae’s automated underwriting systems, Loan ProspectorSM and Desktop UnderwriterSM, respectively, which are used as tools by mortgage originators to determine whether Freddie Mac or Fannie Mae will purchase a loan prior to closing.

7.     Affordable Housing

In recent years, expanding homeownership opportunities for low- and moderate-income individuals and communities has been an increasing priority for PMI, lenders and the GSEs. PMI’s approach to affordable lending is to develop products and services that assist responsible borrowers who may not qualify for mortgage loans under traditional underwriting practices. These underwriting standards do not accommodate borrowers who have historically failed to manage their affairs in a responsible manner; rather they seek to identify those home buyers who have met or will meet their obligations in a timely and conscientious manner. Additionally, affordable housing programs assist homebuyers who have demonstrated good credit quality and who have the ability and the willingness to meet their mortgage obligations but who may not have accumulated sufficient cash for a traditional down payment. The beneficiaries of these programs have included recent immigrants who have not established traditional credit histories, borrowers not accustomed to using traditional savings institutions and home buyers who, although consistently employed, lack the stability traditionally associated with having a single employer due to the nature of their employment.

To further promote affordable housing, PMI has entered into risk-sharing agreements or “layered co-insurance” with certain institutional lenders, Native American tribes and housing authorities. Layered co-insurance is utilized primarily by financial institutions to meet Community Reinvestment Act lending goals and by Native American tribes and housing authorities to provide homeownership opportunities to traditionally underserved populations. Under such agreements, the mortgage insurance is structured so that financial responsibility is shared between (i) the lender, Native American tribe or housing authority and (ii) PMI. Typically, PMI is responsible for the first loss layer, as well as a third catastrophic layer, with the lender, Native American tribe or housing authority retaining a predetermined second loss layer.

PMI has also established partnerships with numerous national organizations to mitigate affordable housing risks and expand the understanding of responsibilities of home ownership. These community partners include Consumer Credit Counseling Services, Neighborhood Reinvestment Corp. and the affiliated Neighborhood Housing Services of America, the National Black Caucus, Social Compact, the National American Indian Housing Conference, the AFLCIO Housing Advancement Trust, the American Homeownership and Counseling Institute, the National Association of La Raza and the National Association of Real Estate Professionals. In addition, PMI has developed partnerships with local organizations in an effort to expand homeownership opportunities and promote community revitalization. Included among these organizations are the Oakland, California-based Unity Council, the San Francisco Chinatown Community Development Corporation, the Orange County Affordable Home Ownership Alliance, the East Los Angeles Community Corporation, Habitat for Humanity and several Native American nations. Finally, PMI has partnered with the Los Angeles chapter of Consumer Credit Counseling Services to sponsor and present seminars which provide consumers with the tools they need to identify and avoid being victimized by predatory lending practices.

Although programs offered under PMI’s affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs, some programs utilize affordable underwriting guidelines established by lenders that differ from PMI’s criteria. PMI believes that some of its insured affordable housing loans may carry higher risks than its other insured loans. As a result, PMI has instituted various programs including pre- and post-purchase borrower counseling and risk-sharing approaches, seeking to mitigate the additional risks that may be associated with some affordable housing loan programs.

8.     Defaults and Claims

Defaults

PMI’s claim process begins with notification by the insured to PMI of a default on an insured loan. “Default” is defined in PMI’s master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. In most cases, defaults are reported earlier. PMI’s insureds typically report defaults within approximately 60 days of the initial default. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result in most cases in a claim to PMI.

The following table shows the number of loans insured, the number of loans in default and the default rate for PMI’s primary insurance portfolio.

	At December 31,
	2002	2001	2000	1999	1998
Primary Insurance:
Number of Insured Loans in Force	874,202	882,846	820,213	749,591	714,210
Number of Loans in Default	36,537	25,228	18,093	15,893	16,528
Default Rate	4.18%	2.86%	2.21%	2.12%	2.31%

At December 31, 2002, PMI’s bulk primary insurance default rate was 10.40% compared to 5.55% at December 31, 2001. PMI’s default rate for its pool insurance portfolio (excluding Old Pool and including modified pool insurance) was approximately 2.28% at December 31, 2002, compared to approximately 1.38% at December 31, 2001.

We believe that the higher default rate for bulk primary insurance is due to the greater concentration of less-than-A quality and non-traditional loans. We believe that loans in PMI’s less-than–A quality and non-traditional primary book will have higher ultimate default and claim rates than loans in PMI’s traditional book. We expect the default rate on PMI’s entire primary insurance portfolio to increase in 2003 due to the weak economy and the continuing maturation of the portfolio.

We believe that the higher default rate for pool insurance is due to the maturation of PMI’s GSE pool insurance business and the growth in modified pool insurance written. We also believe that delinquencies for PMI’s pool insurance will increase due to the growth and aging of the relatively new book of modified pool insurance as well as the higher proportion of less-than-A quality loans under modified pool insurance policies.

Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s risk in force as of the years ended December 31, 2002, 2001 and 2000, respectively. Default rates are shown by region based on location of the underlying property.

	Primary Default Rates by Region
	As of Period End,
	2002	2001	2000
Region
Pacific(1)	3.35%	2.67%	2.13%
New England(2)	2.75	1.50	1.69
Northeast(3)	4.13	3.07	2.64
South Central(4)	4.06	2.75	2.01
Mid-Atlantic(5)	3.22	2.50	2.09
Great Lakes(6)	5.72	3.47	2.45
Southeast(7)	4.77	3.09	2.47
North Central(8)	4.07	2.76	1.97
Plains(9)	3.75	2.67	1.80
Total Portfolio	4.18	2.86	2.21

(1)	Includes California, Hawaii, Nevada, Oregon and Washington.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

		PMI’s Default Rates for Top Ten States by Primary Risk in Force(1)
	Percent Of PMI’s Primary Risk in Force as of December 31,	Default Rate As of December 31,
	2002	2002	2001	2000	1999	1998
California	10.9%	3.20%	2.56%	2.26%	2.59%	3.15%
Florida	8.7	4.15	3.03	2.91	3.00	3.08
Texas	7.0	4.27	2.86	2.13	2.06	2.18
Illinois	4.8	4.39	3.46	2.60	2.03	2.05
New York	4.5	4.35	3.22	2.94	2.85	2.98
Washington	4.2	3.39	2.72	1.75	1.62	1.58
Georgia	4.1	5.13	3.11	2.31	1.95	2.01
Pennsylvania	3.5	4.21	3.11	2.47	2.38	2.64
Ohio	3.5	5.80	3.57	2.63	2.01	2.05
New Jersey	3.1	3.71	2.81	2.51	2.78	3.25

(1)	Top ten states as determined by primary risk in force as of December 31, 2002.

Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based on PMI’s experience, the majority of claims on traditional primary insurance loans occur in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Primary insurance written from the period of January 1, 1996 through December 31, 1999 represented 20% of PMI’s primary insurance in force at December 31, 2002. This portion of PMI’s book of business is in its expected peak claim period with respect to traditional primary loans. We believe that loans in PMI’s less-than-A quality and non-traditional primary book will have earlier incidences of default than loans in PMI’s traditional book. Less-than-A quality loans represented 11% of PMI’s primary insurance in force at December 31, 2002 and at December 31, 2001. Non-traditional loans represented 12% of PMI’s primary insurance in force at December 31, 2002 and at December 31, 2001.

The following table sets forth the dispersion of PMI’s primary insurance in force and risk in force as of December 31, 2002, by year of policy origination and average annual mortgage interest rate since PMI began operations in 1972.

	Insurance and Risk in Force by Policy Year and Average Coupon Rate
	Average Rate (1)	Primary Insurance in Force	Percent of Total	Primary Risk in Force		Percent of Total
		(In thousands)		(In thousands)
Policy Year
1972-1992	9.3%	$1,365,434	1.3%	$279,484		1.1%
1993	7.3	2,183,840	2.0	446,551		1.7
1994	8.4	1,617,031	1.5	349,961		1.3
1995	7.9	1,320,598	1.2	348,503		1.3
1996	7.8	2,015,895	1.9	544,038		2.1
1997	7.6	2,236,856	2.1	599,931		2.3
1998	6.9	7,727,247	7.2	1,975,340		7.6
1999	7.4	9,376,815	8.7	2,357,236		9.0
2000	8.1	7,454,685	6.9	1,778,186		6.8
2001	7.0	29,397,291	27.3	7,059,306	(2)	27.1
2002	6.5	42,883,486	39.9	10,330,672	(2)	39.7

Total Portfolio		$107,579,177	100.0%	$26,069,209	(2)	100.0%

(1)	Average annual mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.
(2)	In addition to primary risk in force, includes $0.9 billion of risk in force relating to certain negotiated transactions executed by PMI.

Claims and Policy Servicing

Primary insurance claims paid by PMI in 2002 increased to $98.5 million from $76.9 million in 2001. Pool insurance claims paid by PMI in 2002 (excluding Old Pool) increased to approximately $10.0 million from approximately $3.9 million in 2001. Old Pool claims paid by PMI in 2002 decreased to $0.6 million from $2.4 million in 2001.

The frequency of defaults does not directly correlate to the number of claims PMI receives. This is because the rate at which defaults cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether an uncured default leads to a claim principally depends on the borrower’s equity at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the likelihood of a defaulted loan being reinstated is minimal, PMI works with the servicer of the loan for a possible loan workout or early disposal of the underlying property. Property dispositions typically result in savings to PMI over the percentage coverage amount payable under PMI’s master policies.

Under the terms of PMI’s master policies, the insured is required to file a claim with PMI no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. An insurance “claim amount” includes:

•	the amount of unpaid principal due under the loan;

•	the amount of accumulated delinquent interest due on the loan, excluding late charges, to the earlier of (1) the date of claim filing or (2) 60 days following the acquisition of title to the underlying property;

•	certain expenses advanced by the insured such as hazard insurance premiums, property preservation expenses and property taxes to the date of claim filing; and

•	certain foreclosure costs, including attorneys’ fees.

The claim amount is subject to review and possible adjustment by PMI. Depending on the applicable state foreclosure law, an average of about 12 months elapses from the date of default to the filing of a claim on an uncured default. PMI’s master policies exclude coverage for physical damage whether caused by fire, earthquake or other hazard where the borrower’s default was caused by an uninsured casualty.

PMI has the right to rescind coverage and not pay a claim if it is determined that the insured, its agents or the borrower misrepresented material information in the insurance application. According to industry practice, a misrepresentation is generally considered material if the insurer would not have agreed to insure the loan had the true facts been known at the time of certificate issuance.

Within 60 days after a claim and supporting documentation have been filed, PMI has the option of:

•	paying the coverage percentage specified in the certificate of insurance multiplied by the claim amount;

•	in the event the property is sold pursuant to an agreement made prior to or during the 60-day period after the claim is filed, which we refer to as a prearranged sale, paying the lesser of (1) 100% of the claim amount less the proceeds of sale of the property or (2) the coverage percentage multiplied by the claim amount; or

•	paying 100% of the claim amount in exchange for the insured’s conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired under this option are included on PMI’s balance sheet in other assets as residential properties from claim settlements, also known as REO.

While PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment, PMI generally settles by paying the coverage percentage multiplied by the claim amount. In 2002 and 2001, PMI settled 22% and 21%, respectively, of the primary insurance claims processed for payment on the basis of a prearranged sale. In 2002 and 2001, PMI exercised the option to acquire the property on approximately 7% and 12%, respectively, of the primary claims processed for payment. At December 31, 2002, PMI owned $33.2 million, and at December 31, 2001, PMI owned $31.1 million, of REO valued at the lower of cost or estimated realizable value.

The ratio of the claim paid to the original risk in force relating to such loan is referred to as “claim severity.” The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average primary claim severity level has decreased from 100% in 1994 to 77% in 2002. PMI’s primary claim severity level in 2001 was 76%.

Technology Used for Claims and Policy Servicing

Technology is an integral part of the claims and policy servicing process, and PMI believes that technology will continue to take on a greater role in increasing internal efficiencies, mitigating losses and improving customer service. With increasing frequency, PMI’s customers expect PMI to offer them technological solutions with respect to claim submissions, claim payments and policy servicing.

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

In 2002, PMI implemented a new claims processing program called MI DirectTM, which it developed in conjunction with Fannie Mae to streamline mortgage-servicing procedures. Under the new program, Fannie Mae works directly with PMI by filing claims on loans it owns, thereby eliminating loan servicers’ responsibility to file claims on Fannie Mae’s behalf.

Policy Servicing.    PMI has developed several technology tools with respect to policy servicing and claims. Introduced in 2001, e-PMI ServicingSM provides access to PMI’s servicing database via the Internet, allowing customers and servicers to initiate policy coverage and servicing transfers, notify PMI of defaults, file primary insurance claims, and verify premium, payment and refund information. Similar inquiries and exchanges of information between customers and PMI are also available via EDI.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of each successive year after the year of original policy issuance, referred to as a “policy year,” expressed as a percentage of the cumulative premiums written on such policies.

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written

Years Since Policy Issue
	Policy Issue Year (Loan Closing Year)
	1981	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991
1	0.4	0.9	0.3	0.2	—	0.1	0.0	—	—	—	—
2	23.3	38.1	14.8	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8
3	90.4	112.1	47.3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6
4	139.3	166.3	83.0	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9
5	168.3	180.9	129.3	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9
6	168.0	229.6	165.9	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8
7	184.8	251.0	177.5	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4
8	197.3	265.4	184.6	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3
9	203.6	265.7	187.7	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7
10	205.6	264.4	189.8	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6
11	207.1	263.8	191.0	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7
12	208.8	264.4	191.3	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7
13	208.9	263.3	191.1	142.1	65.8	28.8	28.4	35.0	53.3	61.4
14	209.8	262.2	190.6	141.7	65.9	29.0	28.6	35.2	53.3
15	209.5	261.5	190.1	141.5	66.0	29.1	28.5	35.2
16	209.2	260.8	189.8	141.3	66.0	29.1	28.5
17	208.9	260.4	189.5	141.0	66.0	29.1
18	208.5	259.8	189.5	140.9	66.0
19	208.1	259.6	189.5	140.8
20	208.1	259.6	189.4
21	208.0	259.5
22	208.0

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
1	—	—	—	0.1	0.0	0.0	—	0.1	1.2	1.1	0.1
2	1.1	1.0	1.0	2.8	2.9	2.3	1.2	2.7	10.2	6.6
3	6.9	5.5	6.5	10.4	8.3	5.8	3.8	5.9	21.8
4	16.3	13.4	13.7	15.4	11.9	8.7	5.7	8.6
5	28.3	18.7	18.0	18.2	14.2	10.4	6.7
6	36.1	21.1	20.1	19.2	15.3	11.1
7	40.3	21.9	20.9	20.1	15.8
8	41.5	22.0	21.3	20.3
9	41.3	21.8	21.3
10	41.1	21.6
11	41.0

The above table shows that, measured by gross cumulative losses paid relative to cumulative premiums written, or the cumulative loss payment ratios, the performance of policies originally issued in the years 1981 through 1984 was adverse, with cumulative loss payment ratios for those years ranging from 140.8% to 259.5% at the end of 2002. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which we believe, along with increased premium rates and generally improving economic conditions, contributed to the lower cumulative loss payment ratios in subsequent years.

The table also shows the general improvement in PMI’s cumulative loss payment ratios since policy year 1985. This reflects both improved claims experience and higher premium rates charged by PMI for policy years

1985 and later. All policy years through 1994 have cumulative loss payment ratios at the end of 2002 that are no higher than at the end of 2001, an indication that these ratios may have peaked for each of these policy years.

Policy years 1986 through 1988 have developed to cumulative loss payment ratios between 29.1% and 35.2%. Policy years 1989 through 1992 have developed to somewhat higher ratios between 41.0% and 61.4%, reflecting both higher levels of claims on California loans insured in those years, as well as higher prepayment speeds, especially on the 1990 and 1991 policy years, leading to reduced cumulative premium levels. The ratios on the 1993 through 1999 policy years appear to be developing at lower levels than the previous policy years, reflecting the positive economic conditions and the return of a stronger California economy through the later 1990s. PMI’s 2000 and 2001 policy years have experienced earlier and higher cumulative loss payment ratios than prior policy years. PMI believes that high prepayment levels associated with the 2000 and 2001 policy years have negatively impacted those years’ cumulative premiums written and, accordingly, have contributed to the higher cumulative loss payment ratios. In addition, PMI expanded its less-than-A quality and non-traditional loan product offerings in 2000. Less-than–A quality and non-traditional loans generally have shorter lives and earlier incidences of default than A quality and traditional loans, and these loan characteristics also negatively impacted the 2000 and 2001 policy years’ cumulative loss payment ratios.

Loss Reserves

A significant period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expense (LAE) reserves, and incurred but not reported (IBNR) reserves. These reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices, PMI does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

PMI’s reserving process for primary insurance is based on default notifications received by PMI in a given year, or the report year method. In the report year method, ultimate claim rates and average claim amounts selected for each report year are estimated based on past experience. Claim rates and amounts are also estimated by region for the most recent report years to validate nationwide report year estimates that are then used in the normal reserving methodology. For each report year the claim rate, estimated average claim amount and the number of reported defaults are multiplied together to determine the amount of direct incurred losses for that report year. Losses paid to date for that report year are subtracted from the estimated report year incurred losses to obtain the loss reserve for that report year. The sum of the reserves for all report years yields the total loss reserve on reported defaults.

Pool reserves are estimated using a variety of techniques including traditional “squaring the triangle” methods and other approaches. Delinquencies for older policy years, written before 1995, are divided into six categories based on the seriousness of the default (e.g., delinquent less than four months, delinquent more than four months, in foreclosure but no sale date set). Claim rates and claim sizes are selected for each category based on past experience and management judgment. These selections are applied to the outstanding loan balances which results in a loss reserve.

For younger policy years, 1995 and after, reserves are based on an analysis of historical payment patterns to determine the portion of ultimate paid losses that has already been paid. Claim rates and claim sizes for pending delinquencies are also estimated based on past experience and anticipated future conditions.

PMI reviews its claim rate and claim amount assumptions on at least a quarterly basis and adjusts its loss reserves accordingly. Although inflation is implicitly included in the estimates, the impact of inflation is not explicitly isolated from other factors influencing the reserve estimates. PMI does not discount its loss reserves for financial reporting purposes.

PMI’s reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a highly subjective process, especially in light of changing economic conditions. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future.

PMI’s actuarial services department performs the loss reserve analysis internally. On the basis of such loss reserve analysis, we believe that the loss reserves are, in the aggregate, computed in accordance with commonly accepted loss reserving standards and principles and meet the requirements of the insurance laws and regulations to which we are subject. We also believe that the loss reserves are a reasonable provision for all unpaid loss and LAE obligations under the terms of our policies and agreements.

Such reserves are necessarily based on estimates and the ultimate net cost may vary from such estimates. These estimates of ultimate losses are based on management’s analysis of various economic trends, including the real estate market and unemployment rates and their effect on recent claim rate and claim severity experience. These estimates are regularly reviewed and updated using the most current information available. Any resulting adjustments are reflected in current financial statements. (For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses, see Part II, Item 8. Financial Statements and Supplementary Data, Note 8—Losses and Loss Adjustment Expenses Reserves.)

9.     Reinsurance

The use of reinsurance as a source of capital and as a risk management tool is well-established within the mortgage insurance industry. Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurer simply agrees to indemnify PMI for the reinsurer’s share of losses incurred under a reinsurance agreement, unlike an assumption agreement, where the assuming reinsurer’s liability to the policyholder is substituted for that of PMI’s.

Effective August 20, 1999, PMI entered into an excess-of-loss reinsurance agreement relating to certain aggregate stop loss limit pool insurance contracts issued by PMI during 1997 and 1998. PMI also has a 5% quota-share reinsurance agreement in place with a participating reinsurer relating to primary insurance business written by PMI from 1993 through 1997. Under the terms of this agreement, the reinsurer will indemnify PMI for 5% of all losses paid under the reinsured primary insurance business to which PMI ceded 5% of the related premiums less a ceding commission.

Effective January 1, 2001, PMI commenced reinsuring its wholly-owned Australian subsidiary, PMI Mortgage Insurance Ltd, on an excess-of-loss basis. Under the terms of the agreement, for each of the calendar years from 2001 through 2005, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 130% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 220% of such net earned premiums. The agreement was amended in 2002 to provide for automatic one-year extensions of the agreement, unless terminated upon 90 days’ prior written notice by either party. Upon such notice of termination, the agreement would continue in effect in the year of such notice and for the next four subsequent calendar years.

Certain states limit the amount of risk a mortgage insurer may retain to 25% of the indebtedness to the insured, and as a result, the deep coverage portion of such insurance over 25% must be reinsured. To minimize reliance on third party reinsurers and to permit PMI to retain the premiums (and related risk) on deep coverage business, The PMI Group formed several wholly-owned subsidiaries including Residential Guaranty Co., or RGC, Residential Insurance Co., or RIC, and PMI Mortgage Guaranty Co., or PMG, to provide reinsurance of such deep coverage to PMI. PMI uses reinsurance provided by its reinsurance affiliates solely for purposes of compliance with statutory coverage limits. The PMI Group’s reinsurance subsidiaries generally have the ability to write direct mortgage insurance and to provide reinsurance to unaffiliated mortgage insurers. CMG also uses reinsurance provided by its reinsurance affiliate to comply with statutory limits.

In 1997, PMI began offering GSE Pool insurance to select lenders and aggregators. In connection with the pool insurance policies issued, PMI may only retain 25% of the risk covered by such policies. PMI reinsures the remaining risk though RGC, PMG and RIC.

PMI acquired Pinebrook Mortgage Insurance Company, or Pinebrook, from Allstate Insurance Company, or Allstate, in 1999. At the time of acquisition, Pinebrook provided excess-of-loss coverage to PMI on certain pool insurance policies issued by PMI during the early 1990s. Effective March 22, 2002, Pinebrook was merged into PMI, and PMI reassumed the risk previously ceded to Pinebrook.

As discussed in Section B.1, Products, above, PMI also reinsures portions of its risk written on loans originated by certain lenders with captive reinsures affiliated with such lenders. PMI also offers reinsurance products in Asia through its Hong Kong branch. (See Section C.1, International Operations—Hong Kong, below.)

10.     Regulation

State Regulation

General.    Our insurance subsidiaries are subject to comprehensive, detailed regulation intended for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of scrutiny of and control over claims handling practices, reinsurance agreements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the performance of contractual obligations to policyholders.

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

In February 2003, the California Senate proposed a bill relating to mortgage insurers’ and title insurers’ authority in refinancing transactions and transactions that impose a junior lien on real property after a borrower’s initial purchase of the property. The bill would expand mortgage insurers’ authority in such transactions to provide insurance covering financial losses resulting from certain conditions, including a lender not having its contemplated priority on a property lien. The bill would also allow title insurance policies to provide coverage in such transactions for risks traditionally covered by mortgage insurance. We do not know what form the bill will ultimately take if enacted or what its impact on the mortgage and title insurance industries would be.

Insurance Holding Company Regulation.    All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The states also regulate transactions between insurance companies and their parents and affiliates. Generally, such regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory policyholders’ surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its needs.

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona based on its ownership of PMI, PMG, RGC and RIC, which are domiciled in Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between The PMI Group and its Arizona subsidiaries, or any one of them, with each other or with any other affiliate. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of the voting securities of The PMI Group or any one of the Arizona subsidiaries unless such person files a statement and other documents with the Arizona Director of Insurance and obtains, following a public hearing, the Arizona Director of Insurance’s prior approval. In addition, material transactions between The PMI Group, PMI, PMG, RGC and RIC and their affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or under common control with PMI or PMG, RGC and RIC. “Control” is presumed to exist if 10% or more of PMI’s or PMG’s, RGC’s and RIC’s voting securities is owned or controlled, directly or indirectly, by any other person or entity, although the Arizona Director of Insurance may find that “control” in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, Arizona law requires that the Arizona Director of Insurance be given 30-day prior notice of most types of agreements and transactions between an insurance company and any affiliate, including, but not limited to, investments, loans, sales, purchases, exchanges, guarantees, reinsurance agreements, and management/cost allocation/service agreements, and the Arizona Director of Insurance is authorized to deny any transactions that do not meet applicable standards of fairness and soundness.

The insurance holding company laws and regulations are substantially similar in Florida (where our title insurance company APTIC is domiciled) and Wisconsin (where CMG, Commercial Loan Insurance Corporation, or CLIC, and WMAC Credit Insurance Corporation, or WMAC Credit, are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective state of domicile. Under Florida law, however, regulatory approval must be obtained prior to the acquisition, directly or indirectly, of 5% or more of the voting securities of APTIC or The PMI Group (compared to 10% in Arizona). The applicable requirements of Wisconsin law are similar to those of Arizona law regulating insurance holding companies. For purposes of Arizona, Florida and Wisconsin law, “control” means the power to direct or cause the direction of the management of an insurer, whether through the ownership of voting securities, by contract or otherwise, subject to certain exceptions.

Reserves.    PMI, RGC, PMG and RIC are required under the insurance laws of Arizona and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. CMG, CLIC and WMAC Credit are subject to the same requirement under a determination by the Wisconsin Insurance Commissioner. The insurance laws of various states, including Florida, impose additional reserve requirements applicable to title insurers such as APTIC. For example, title insurers must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute, and are subject to limitations with respect to the level of risk they can assume on any one contract. At December 31, 2002, PMI had statutory policyholders’ surplus of $277.6 million and statutory contingency reserves of $1.9 billion.

Dividends.    PMI’s ability to pay shareholder dividends is limited, among other things, by the insurance laws of Arizona and other states. PMI’s other Arizona subsidiaries are subject to the same statutory limitations as PMI, although none of them have ever paid shareholder dividends. Under Arizona law, PMI may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s investment income. In accordance with the foregoing, PMI is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to The PMI Group of $27.8 million in 2003 without prior approval of the Arizona Director of Insurance. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director of Insurance. In 2002, PMI paid extraordinary stockholder dividends to The PMI Group of $100 million, which was paid in two installments in November and December. No ordinary dividends were paid. The November installment was comprised of $14.3 million in cash and all of PMI’s shares of Fairbanks, and PMI’s entire interest in Truman. The value of the Fairbanks shares was approximately $27.8 million, and the value of PMI’s interest in Truman was approximately $7.2 million. The second installment of approximately $50.7 million was paid entirely in cash. The dividend described above would be added to any proposed dividends to be paid within the subsequent twelve months to determine if such future dividends were “extraordinary”, and as such, would require the Arizona Director of Insurance’s prior approval. The Arizona Director of Insurance may approve of an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs. The Arizona Director of Insurance is also required to approve a return of capital from PMI’s contributed capital.

In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Florida law, PMI’s surplus following a shareholder dividend must not be less than the greater of (i) 10% of its liabilities (excluding contingency reserves) or (ii) $4 million. As of year-end 2002, PMI’s liabilities (excluding contingency reserves) were $494.2 million, meaning shareholder dividends in 2003 may not reduce PMI’s statutory surplus below $49.4 million.

CMG faces shareholder dividend/distribution restrictions under Wisconsin law similar to those imposed on PMI in Arizona. CMG, like PMI, is also subject to other state laws restricting or limiting a mortgage insurer’s ability to declare or pay shareholder dividends, including such laws in California, Illinois and New York. CLIC and WMAC Credit, which PMI acquired in 2001, do not expect to declare or pay shareholder dividends in the immediate future. (APTIC also faces shareholder dividend/distribution restrictions. These and other regulatory restrictions are discussed in Item 1.C.2, Title Insurance below.)

In addition to the dividend restrictions described above, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. For example, if insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company’s policyholders or creditors, the regulators may block payments that would otherwise be permitted without prior approval.

Premium Rates and Policy Forms.    PMI and CMG’s premium rates and policy forms are subject to regulation in every state in which each is licensed to transact business in order to protect policyholders both against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to being justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

Reinsurance.    Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurers. Under such laws, if a reinsurer is not admitted or accredited in such states, the domestic company (e.g., PMI) ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements even if no statutory financial statement credit is to be taken. In addition, Arizona and several other states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the entire indebtedness to the insured. Coverage in excess of 25% must be reinsured.

Examination.    PMI, PMG, RGC, RIC, APTIC, CMG, CLIC and WMAC Credit are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. PMI is currently being examined by the Arizona Director of Insurance, and RGC, RIC and PMG are scheduled to be examined by the Arizona Director of Insurance in 2003. In lieu of examining a foreign insurer, the Commissioner may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Likewise, the insurance departments of Florida and Wisconsin perform periodic financial and market conduct examinations of insurers domiciled in their jurisdictions. APTIC was last examined by the Florida insurance department in the fall of 2001 and is likely to be examined in 2004.

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

The Homeowners Protection Act provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. The Homeowners Protection Act applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. FHA loans are not covered by the Homeowners Protection Act. Under the Homeowners Protection Act, automatic termination of mortgage insurance would generally occur once the LTV reaches 78%. A borrower may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home’s original value or when actual payments reduce the loan balance to 80% of the home’s original value, whichever occurs earlier. For borrower initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by the Act.

The Real Estate Settlement and Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by PMI. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states including Arizona prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Both mortgage insurers and their customers are subject to the possible sanctions of this law which is enforced by HUD and is subject to private rights of action.

In July 2002, HUD proposed a rule under RESPA entitled “Simplifying and Improving the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers.” Under the proposed rule, lenders and other packagers of loans are given the choice of offering a “Guaranteed Mortgage Package” or providing a “Good Faith Estimate” where the estimated fees are subject to a 10% tolerance. Qualifying packages would be entitled to a “safe harbor” from RESPA’s anti-kickback rules. Mortgage insurance is included in the package “to the extent upfront premium is charged.” It is unclear in what form, if any, HUD’s proposed rule will be implemented or its impact on the mortgage insurance industry.

Home Mortgage Disclosure Act.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through MICA, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Mortgage lenders are subject to various laws, including HMDA, RESPA, the Community Reinvestment Act, and the Fair Housing Act. Fannie Mae and Freddie Mac are also subject to RESPA and various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act became effective on March 11, 2000 and allows, among other things, bank holding companies to engage in a substantially broader range of activities, including insurance underwriting, and allows insurers and other financial service companies to acquire banks. The Gramm-Leach-Bliley Act also imposes new consumer information privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information.

National Association of Insurance Commissioners.    The National Association of Insurance Commissioners, or NAIC, has developed a rating system, the Insurance Regulatory Information System, or IRIS, primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of 12 key financial ratios, which are intended to indicate unusual fluctuations in an insurer’s statutory financial position and/or operating results. The NAIC applies its IRIS financial ratios to PMI on a continuing basis in order to monitor PMI’s financial condition.

U.S.A. Patriot Act.    The U.S.A. Patriot Act of 2001 adds anti-money laundering provisions to the Bank Secrecy Act, which applies to insurance companies, subject to regulations to be promulgated by the U.S. Treasury Department. In September 2002, the Treasury Department proposed anti-money laundering rules under the U.S.A. Patriot Act, which exempts property and casualty insurers. Under the proposed rule, insurance companies subject to the new requirements are defined as persons engaged in issuing, underwriting or reinsuring a life insurance policy, annuity contract, or any insurance product with investment features similar to a life insurance policy or annuity contract. The Treasury Department also recognized that the elements of risk imposed by these products generally do not exist in insurance products offered by the property and casualty industry. In light of the Treasury Department’s ruling, we are not required to institute new procedures at this time.

Predatory Lending.    Lenders and loan aggregators who are PMI’s customers have faced new liabilities and compliance risks posed by state and local laws which have been enacted in recent years to combat “predatory lending” practices. In February 2003, the Ney-Lucas Responsible Lending Act of 2003 was introduced in the United States House of Representatives. This bill, if enacted, would, among other things, prohibit certain lending practices on high-cost mortgages as defined therein and establish a “safe harbor” for loans complying with the law. The bill would preempt conflicting state law. It is unclear in what form, if any, the Ney-Lucas bill will be enacted or what its impact on the mortgage lending, securitization, and insurance industries will be.

11.     Financial Strength Ratings

PMI’s claims-paying ability is currently rated “AA+” (“Excellent”) by S&P, “Aa2” (“Excellent”) by Moody’s and “AA+” (“Very Strong”) by Fitch. In November 2002, S&P affirmed PMI’s “AA+” rating and stable ratings outlook. In October 2002, Moody’s affirmed its “Aa2” financial strength rating and stable ratings outlook of PMI. In July 2002, Fitch affirmed PMI’s “AA+” financial strength rating. In January 2003, Fitch announced that it had revised its rating outlook for the U.S. private mortgage insurance industry from “Stable” to “Negative,” due to a variety of factors affecting the industry’s long-term fundamentals. Fitch currently maintains a “Stable” rating outlook on all eight U.S. private mortgage insurers, including PMI, but it has stated that it may change some insurers’ rating outlooks to “Negative” in 2003.

PMI’s claims-paying ability ratings from certain national rating agencies have been based in part on the third party reinsurance agreements discussed above and on a capital support commitment from Allstate Insurance Company. Under the terms of a runoff support agreement with Allstate, in the event (i) PMI’s risk-to-capital ratio exceeds 23 to 1, (ii) PMI’s statutory policyholder surplus is less than $15.0 million, or (iii) a third party beneficiary brings a claim under the runoff support agreement, then Allstate may, at its option, in satisfaction of certain obligations it may have under such agreement (A) pay to PMI (or to The PMI Group for contribution to PMI) an amount equal to claims relating to policies written prior to termination of the Allstate support agreements which are not paid by PMI or (B) pay such claims directly to the policyholder. In the event Allstate makes any payment contemplated by the runoff support agreement, Allstate will be entitled to receive, at its option, subordinated debt or preferred stock of PMI or The PMI Group, as applicable, in return. However, we believe that the possibility of Allstate making such a payment is remote because we have several courses of action available to us to maintain PMI’s risk-to-capital ratio at the requisite level.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain an “AA-” or “Aa3” rating with any public national rating agency.

C.     International Operations and Strategic Investments

In keeping with our goal of being a global provider of credit enhancement products and lender services while achieving profitable growth, our key strategies include focusing on our core mortgage insurance business while diversifying and expanding our lines of business and international operations. Our diversification efforts to date can be divided into three categories: international mortgage insurance and credit enhancement, residential lender services and financial guaranty reinsurance. In January 2003, we announced the formation of a new wholly-owned subsidiary, PMI Capital Corporation, to manage our international mortgage operations and unconsolidated strategic investments. Revenues for the year ended December 31, 2002 from our consolidated subsidiaries, PMI Australia, PMI Europe and APTIC, were approximately 29% of our consolidated revenues compared with approximately 25% in 2001 and 19% in 2000. Revenues of these subsidiaries were $324.1 million in 2002, compared to $238.9 million in 2001 and $145.6 million in 2000. These amounts do not include equity earnings from our unconsolidated strategic investments in RAM Re Holdings, Fairbanks, and Truman. RAM Re Holdings, Fairbanks and Truman are accounted for in our consolidated financial statements on the equity method of accounting in accordance with GAAP. They contributed approximately $32.7 million of equity earnings in 2002, compared to $7.7 million in 2001 and $2.9 million in 2000. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Business Segments, for additional information about geographic areas.

1.     International Operations

Our international mortgage insurance and credit enhancement operations include our operations in Australia and New Zealand, the European Union and Hong Kong.

Australia and New Zealand

We offer mortgage insurance in Australia and New Zealand through our wholly-owned subsidiaries, PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Indemnity Limited, or PMI Indemnity. PMI Ltd was founded in 1965 and was acquired by PMI in August 1999. In September 2001, PMI acquired CGU LMI and renamed it PMI Indemnity Limited. The integration of PMI Indemnity’s operations into PMI Ltd was completed in July 2002, and the combined operations of PMI Ltd and PMI Indemnity are referred to as PMI Australia. PMI Australia is headquartered in Sydney, Australia, and has offices in Melbourne, Brisbane, Adelaide, and Perth in Australia and in Auckland, New Zealand.

The Australian and New Zealand mortgage insurance markets are served by three mortgage insurance companies: PMI Australia, Royal & SunAlliance and GE Capital. However, Royal & SunAlliance has announced that it has placed its mortgage insurance business into run-off. PMI Australia has a leading market share in the Australian mortgage insurance market in terms of total assets, earned premium and profit before tax, and is the largest provider of mortgage insurance in New Zealand.

At December 31, 2002, the total assets of PMI Australia were $448.5 million compared to $337.5 million at December 31, 2001 and $174.0 million at December 30, 2000. We do not hedge the foreign exchange exposure in Australian dollars to U.S. dollars. The average exchange rate was 0.544 U.S. dollars per Australian dollar in 2002 compared to 0.520 in 2001.

According to the most recent industry statistics in September 2002, the premium market size for mortgage insurance, which is estimated in Australia in terms of net premiums earned, exceeds $230 million. Single premiums and 100% coverage characterize Australian mortgage insurance, known as “lenders mortgage insurance,” or LMI. Lenders usually collect the single premium from the prospective borrowers and remit the amount to the mortgage insurer. The mortgage insurer in turn invests the proceeds and earns the single premium in its financial statements over time according to an actuarially determined multi-year schedule. Premiums are partly refundable if the policy is canceled within the first year.

LMI provides insurance coverage for the unpaid loan balance, including selling costs and expenses, following the sale of the security property. Historically, losses normally range from 20% to 30% of the original loan amount. “Top cover” predominates in New Zealand where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand ranges between 20% and 30%.

The majority of the loans insured by PMI Australia are ARMs with loan terms of between 20 and 30 years. Changes in interest rates impact the frequency of defaults and claims with respect to these loans. Because of the preponderance of ARM loans that simultaneously adjust with prevailing market rates, borrowers have little incentive to refinance their mortgages. Initial period, “teaser” or “honeymoon” rates represent the only real inducement for borrowers to refinance their existing mortgage loan with another mortgage lender. In fact, given that mortgage interest is not tax deductible in Australia or New Zealand on owner-occupied properties, borrowers have a strong incentive to reduce their principal balance by amortizing or prepaying their mortgages. These actions commensurately lower loss exposure.

During 2002, PMI Australia introduced products designed to address the reduction in affordability of Australian residential housing that has occurred in the last decade. Borrowers can now put down a smaller amount of saved equity, making entry into the market easier.

PMI Australia’s applicable regulator is the Australian Prudential Regulatory Authority, or APRA, which regulates all financial institutions in Australia including mortgage insurers. Effective July 1, 2002, APRA provided new regulatory standards for all insurers. The new standards continue to require that Australian mortgage insurers, including PMI Australia, be monoline insurers. APRA, among other things, sets authorized capital levels and regulates corporate governance requirements. This includes reviewing PMI Australia’s risk management strategy, which details the effective management, controls, processes, reporting and methods by which all risks are managed, including an annual review of outstanding insurance liabilities by an approved actuary, and a reinsurance management strategy, which outlines how and why reinsurance will be utilized by PMI Australia. These strategies are approved annually by PMI Australia’s board and requires certification of compliance on a regular basis. APRA also sets the capital requirements for depository institutions and provides for reduced capital requirements for depository institutions that insure residential mortgages above 80% LTV with an “A” S&P or equivalent rated mortgage insurance company.

The four major Australian banks, Westpac, Commonwealth, Australia New Zealand Bank and National Australia Bank, collectively provide 60% or more of Australia’s residential housing finance. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies, credit unions and non-bank mortgage originators, called “mortgage managers.” Mortgage managers typically fund their lending activities via the domestic and global capital markets and mortgage backed securitizations. PMI Australia’s four largest customers provided 43% of PMI Australia’s 2002 gross premium written. These customers consisted of one major bank, two regional banks and a building society. The residential mortgage-backed securities, or RMBS, market varies due to the activity of the major Australian banks. During 2002, uncertainty in the equity markets enabled these organizations to attract and retain retail deposits, which improved their liquidity and correspondingly reduced their need for RMBS securitizations as their internal funding source compared to 2001.

Securitization for seasoned mortgages is actively pursued by depository institutions in Australia. Mortgage insurance is the most frequently used form of credit enhancement for these bond issues and mortgage insurance is ultimately placed on all loans (whether high or low LTV) destined for securitization. Mortgage managers tend to place mortgage insurance on all lower LTV loans at origination to be assured that each individual loan is an acceptable risk to the mortgage insurer. Lenders generally purchase mortgage insurance on all lower LTV loans immediately prior to securitization. In either case, the coverage follows the standard 100% primary insurance coverage.

A significant portion of PMI Australia’s business is acquired through captive reinsurance agreements with its lending customers. These captive reinsurance agreements typically contain a contractual period under which the lender commits to send PMI Australia a prescribed volume of business. PMI Australia wrote approximately 41% of its new business premium under these agreements in 2002, compared to 50% in 2001 and 48% in 2000. This decrease resulted primarily from PMI Australia’s inclusion in its 2002 results of premium volumes for PMI Indemnity for the entire year. PMI Indemnity is not a party to any captive reinsurance agreements. PMI Australia’s 2001 results only included PMI Indemnity’s premiums after September 2001.

Generally, the captive reinsurance agreements operate in one of three ways. In one arrangement, loans are 100% insured by PMI Australia and then a proportion of each loan is reinsured on a quota share basis by the lender’s captive reinsurer. In exchange for this loss risk transfer, PMI Australia pays a negotiated premium to the captive reinsurer. Under another arrangement, a lender’s wholly-owned captive reinsurer writes the insurance risk and cedes a large portion of the risk on a quota share reinsurance basis to PMI Ltd. In this case, PMI Australia receives a reinsurance premium from the captive reinsurer for the risk it assumes. Alternatively, under a joint venture captive agreement with PMI Australia, PMI Ltd manages and reinsures the risk of the joint venture. In the event that the lender or PMI Australia wishes to terminate the captive reinsurance agreement, PMI Australia generally has the first right to purchase the lender’s equity interest in the captive reinsurance agreement.

In 2002, both PMI Ltd and PMI Indemnity maintained their S&P ratings of “AA” and “AA-”, respectively, and their Moody’s ratings of “Aa3”, and received affirmation by Fitch of their “AA” rating. PMI Australia has entered into capital support agreements in which PMI agrees to provide funds to ensure that both PMI Ltd. and PMI Indemnity are able to maintain prudent levels of capital to maintain their credit ratings.

PMI Australia’s reserving process is based on the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. Loss reserves are established on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each reporting year, net of salvage recoverable. At December 31, 2002, reserves for losses and claims were $17.3 million compared to $14.4 million for the year ended December 31, 2001 and $5.4 million for the year ended December 31, 2000. Increases in the reserve levels are attributable to the growth in the business and the resulting size of the portfolio. Loss expenses were $7.1 million for the year ended December 31, 2002, compared to $9.3 and $5.7 million for the years ended December 31, 2001 and 2000, respectively. Loss expenses for 2002 included PMI Indemnity loss expenses, and loss expenses for 2001 included PMI Indemnity loss expenses in the fourth quarter of 2001 and provisions for the year. The decrease in loss expenses is due to lower claims and a reduction in the average claim size.

As of December 31, 2002, PMI Australia’s insurance in force totaled $54.1 billion compared to $40.3 billion at year end 2001 and $19.6 billion at year end 2000. PMI Australia’s net premiums written were $74.4 million in 2002, $55.9 million in 2001 and $36.8 million in 2000.

Europe

PMI Mortgage Insurance Company Limited, or PMI Europe, is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, with an affiliated sales company incorporated in England and located in London. PMI Europe is fully authorized to provide credit, suretyship and miscellaneous financial loss insurance by the Irish Minister for Enterprise Trade & Employment. PMI Europe’s claims-paying ability is rated “AA” by S&P and Fitch, and “Aa3” by Moody’s. These ratings are based upon PMI Europe’s initial capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI’s obligations under the capital support agreement.

PMI Europe’s authorization enables it to offer its products in all of the European Union member states. The applicable regulator of PMI Europe is Ireland’s Minister for Enterprise Trade & Employment. Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Under applicable regulations, PMI Europe may provide insurance only in the classes for which it has authorization, and it must maintain appropriate technical provisions against risks accepted and an additional solvency margin of unencumbered assets. It must also maintain an equalization reserve in respect of credit insurance risks. The regulator requires actuarial certification of the technical provisions and imposes a solvency margin in excess of the minimum set out in the European Union Directives. The regulator has broad powers of intervention including the right (i) to appoint inspectors to an insurer, (ii) to prohibit an insurer from taking on new business or making investments, (iii) to require an insurer to limit its premium income, to make a deposit, or to furnish information (iv) to require an insurer to realize assets or to produce a business plan to put it on a sound commercial footing and (v) to withdraw an authorization in appropriate circumstances. Auditors of insurers are obliged to inform the regulator of certain matters. Irish insurance companies are required to submit comprehensive annual financial returns to the regulator. Changes in significant shareholdings (direct or indirect) must be approved in advance.

PMI Europe expects to derive most of its opportunities from the larger, more mature mortgage markets in Europe, including the United Kingdom, Germany, Spain, France, Italy, the Netherlands, and Ireland. Additional opportunities may arise in the smaller or emerging European markets, including Sweden, Switzerland and the Eastern European countries.

PMI Europe currently offers capital markets products, stop loss insurance and primary insurance. Capital markets products are designed to support secondary market transactions, notably credit-linked notes, collateralized debt obligations, mortgage-backed securities or synthetic securities transactions (principally, credit default swap transactions). Mortgage-backed securities are issued as a tool of capital management or funding. Lenders frequently engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations.

At December 31, 2002, PMI Europe’s risk in force stemmed from five credit default swap transactions, all of which were designed to allow the mortgage lenders involved to reduce their amounts of regulatory capital. At December 31, 2002, PMI Europe had assumed $402.5 million of mortgage default risk on $2.9 billion of mortgages on properties in the United Kingdom, and $136.0 million of default risk on $3.6 billion of mortgages on properties in Germany. The vast majority of the default risk that PMI Europe has insured in each of the credit default transactions has been rated investment grade by at least one of the international credit rating agencies where the expectation of any loss to PMI is considered unlikely. In one credit default swap transaction, PMI Europe insured a small portion of non-investment grade risk.

To meet regulatory requirements in each transaction, a special purpose vehicle has been used with PMI Europe guaranteeing the obligations of the special purpose vehicles. In all of the transactions, PMI Europe’s guaranty operations are reflected in the financial statements of The PMI Group. Competitors in this product line include U.S. mortgage insurance companies, financial guaranty insurance companies, banks, and traditional bond investors. Many of these competitors have significantly greater financial resources than PMI Europe.

Premiums earned by PMI Europe on credit default swap transactions are earned evenly on a quarterly basis.

PMI Europe’s loss reserving methodology for credit default swap transactions contains three components: case reserves, incurred but not reported (IBNR) reserves, and reserves on risk-remote positions. Case reserves will be established from notices of delinquency received from insureds based upon PMI Europe’s expectation of near-term claims to be paid. IBNR reserves are established for delinquencies that have not yet been reported to PMI Europe. These reserves are based upon PMI Europe’s estimation of incurred loss. Most of PMI Europe’s reserves at the end of the year were IBNR reserves. Reserves on risk-remote positions are based on the assumption that even in highly-rated transactions where the likelihood of loss to PMI Europe is remote, a series of such transactions represent an increased likelihood that some small percentage of these transactions may experience loss. Therefore, PMI Europe has calculated reserves based upon historical bond default rates at the corresponding rating levels. At December 31, 2002, PMI Europe maintained a small reserve under this methodology.

PMI Europe also offers stop loss insurance coverage. These products are typically provided to a lender’s captive reinsurance company to reduce that lender’s “catastrophic” risk exposure. These transactions are believed to be risk-remote in that the lender or its captive reinsurer assumes a significant amount of “first loss” risk. This insurance structure is used frequently in the United Kingdom by its largest mortgage lenders. PMI Europe did not complete any stop loss insurance transactions in 2002. Potential competitors with respect to these products include mortgage insurance companies and multi-line insurers.

PMI Europe’s third product line, primary insurance, is similar to the products offered in the US, Australia and New Zealand. Primary insurance is mortgage insurance applied to, priced, and settled on each loan. (The coverage does not typically vary or address any aspects of the total group of loans.) In Europe today, this product is only purchased regularly in the United Kingdom and Ireland. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. In 2002, PMI Europe did not write any primary insurance. Competitors in this area are more limited than for the other products discussed above. Potential competitors at the moment include mortgage insurers and multi-line insurers.

During 2002, PMI Europe expanded its operations in Dublin by the addition of three staff.

Hong Kong

In 1999, PMI opened its Hong Kong branch and entered into a reinsurance agreement with the Hong Kong Mortgage Corporation, or HKMC, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. HKMC is a direct insurer of residential mortgages with LTVs of up to 90%. PMI, among other insurers, provides reinsurance coverage on amounts over 70% LTV. For the year ended December 31, 2002, PMI reinsured $321.2 million of loans, as compared to $395.2 million in 2001. The decrease was driven primarily by a reduction in the penetration rate of HKMC’s Mortgage Insurance Program and the effect of a risk retention agreement between PMI and HKMC.

Insurance in force was $959.4 million at December 31, 2002, compared to $741.6 million at December 31, 2001.

2.     Residential Lender Services

APTIC

In 1992, we acquired American Pioneer Title Insurance Company, or APTIC, a Florida-based title insurance company, as part of our strategy to provide additional mortgage-related services to our customers. APTIC is licensed in 46 states and the District of Columbia. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy’s coverage.

Based on direct premiums written during 2002, APTIC is ranked fifth among the 27 active title insurers conducting business in the State of Florida. For the year ended December 31, 2002, 47% of APTIC’s premiums earned came from its Florida operations, compared to 51% in 2001.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 97% and 96% of APTIC’s premiums earned for the years ended December 31, 2002 and 2001, respectively.

While the industry trend in the residential market appears to be towards direct operations consisting of underwriter owned or controlled entities, APTIC’s operational plan is geared towards developing and cultivating agency relationships. APTIC has created a suite of computerized software designed to assist its agents in the areas of real estate settlement, real property examination and electronic commerce. Title policy issuing agency relationships are memorialized by written contracts and are generally long-term in nature without the right of immediate unilateral termination by either party.

As part of its risk management program, APTIC has, since 1986, entered into reinsurance treaties with other insurers covering policies issued. Currently, APTIC has a reinsurance agreement with ACE Capital Title Reinsurance Company, or ACE, which, in general, provides for automatic reinsurance of title policies in excess of $1.0 million but not greater than $26.0 million. Policies in excess of $10.0 million require ACE’s written consent. Policies in excess of $26.0 million are reinsured through the use of facultative agreements with ACE and/or other reinsurers.

APTIC’s claims-paying ability is currently rated “AA” (“very high”) by Fitch, “A´´” by Demotech, Inc. and “A” by LACE. APTIC’s claims-paying rating by Fitch is based in part on a capital support agreement provided by The PMI Group and the reinsurance agreement discussed in the preceding paragraph.

APTIC is subject to comprehensive regulation in the states in which it is licensed to transact business. Among other things, such regulation requires APTIC to adhere to certain financial standards relating to statutory reserves and other criteria of solvency. Generally, title insurers are restricted to writing only title insurance, and may not transact any other kind of insurance. This restriction prohibits APTIC from using its capital and resources in support of other types of insurance businesses. The insurance laws of the various states, including Florida, impose reserve requirements on APTIC. For instance, title insurers such as APTIC must maintain, in addition to reserves for outstanding losses, an unearned premium reserve computed according to statute and are subject to limitations with respect to the level of risk they can assume on any one contract. The laws of Florida, in general, limit the payment of dividends by APTIC to The PMI Group in any one year to the greater of either 10% of APTIC’s statutory surplus as to policyholders derived from realized net operating profits on its business and realized net capital gains or APTIC’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. As a result, APTIC may be limited in its ability to pay dividends to The PMI Group. APTIC declared a $2.5 million dividend to The PMI Group in April 2002. The dividend was not “extraordinary” under Florida law and did not require the prior approval of the Florida Insurance Commissioner, although APTIC was required to provide the Commissioner with ten days advanced notice of the dividend payment.

Fairbanks

We acquired our initial interest in Fairbanks Capital Holding Corp., or Fairbanks, in March 2000. In 2002, we made additional investments in Fairbanks, increasing our investment to approximately $104.4 million and our ownership interest to approximately 56.8% as of December 31, 2002. Fairbanks, through its wholly-owned subsidiary Fairbanks Capital Corp., or Fairbanks Capital, services single-family residential mortgages and specializes in the resolution of nonperforming, subperforming, subprime, Alternative A, and home equity loans. Fairbanks is headquartered in Salt Lake City, Utah and maintains four servicing operations in Salt Lake City, Hatboro, Pennsylvania, Jacksonville, Florida, and Austin, Texas.

Established in 1989, Fairbanks Capital initially acquired subperforming and nonperforming loans for its own portfolio. It later began managing and resolving problem loans and servicing subprime products for third parties, transitioning itself to a third-party servicer of subprime, Alternative A and home equity products. With the completion of several acquisitions in 2001 and 2002, Fairbanks Capital became the third largest subprime servicer in the U.S. As of December 31, 2002, Fairbanks Capital serviced approximately $49 billion in mortgages, compared to approximately $36 billion as of December 31, 2001. This increase was primarily due to Fairbanks Capital’s acquisition of mortgage servicing rights of Credit Suisse First Boston’s subprime servicing platform, Olympus Servicing L.P., in August 2002. Fairbanks Capital also grew its ancillary businesses, such as property valuation services, property inspections and forced place insurance, throughout 2002.

Fairbanks utilizes various notes payable and line of credit arrangements to finance servicing advances that it makes in the normal course of business and to finance the acquisition of mortgage servicing rights. These borrowing arrangements require repayment of the financed amount as servicing receivables are collected or in the case of mortgage servicing rights, using monthly amortizing payments not to exceed 18 months. Financing counterparties include various Wall Street investment banks and national commercial lenders. Fairbanks’ total notes payable, cash and cash equivalents and shareholders’ equity as of December 31, 2002 were approximately $261 million, $44 million and $177 million, respectively. As of December 31, 2002, Fairbanks owned approximately $140 million of purchased mortgage servicing rights.

Subprime servicers, including Fairbanks, have come under increasing regulatory and public scrutiny. In October 2002, the Federal Trade Commission, or FTC, informed Fairbanks that it is the subject of a FTC investigation to determine whether Fairbanks’ loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. In March 2003, Senators Barbara Mikulski and Paul Sarbanes requested the U.S. Department of Housing and Urban Development to initiate an investigation into Fairbanks’ servicing practices. Also in March 2003, S&P placed its “Strong” residential subprime and residential special service rankings assigned to Fairbanks on “CreditWatch with negative implications.” S&P stated that the CreditWatch placement reflected increased regulatory scrutiny of Fairbanks’ servicing practices.

Truman Fund

As of December 31, 2002, we owned 19.6% of Truman Capital Founders, LLC, or Truman, the general partner and majority holder of interests in Truman Capital Investment Fund, L.P., or Truman Fund, an investment vehicle that focuses on the residential whole loan purchase market, specifically non-performing, sub-performing and re-performing mortgage loans. During 2002, the Truman Fund successfully completed two securitization transactions of performing and re-performing loans totaling $285 million of unpaid principal balance. As of December 31, 2002, the Truman Fund maintained a portfolio of approximately 2,950 loans (approximately $240 million in principal balance) which Fairbanks Capital services.

3.    Financial Guaranty Reinsurance

We own 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re Holdings, which are the holding companies for RAM Reinsurance Company, Ltd., a financial guaranty reinsurance company based in Bermuda. RAM Re commenced business in February 1998 with the purpose of reinsuring municipal, structured finance and international debt obligations originally underwritten by “Aaa”-rated guarantors. RAM Re is the sixth largest provider of financial guaranty reinsurance, providing reinsurance to primary financial guarantor companies that market credit enhancement of investment grade debt securities through insurance on principal and interest.

RAM Re’s financial guaranty policy typically covers full and timely payment of scheduled principal and interest on debt securities. Premiums are either paid up-front at policy issuance or in periodic installments. A reinsurer receives its share of the premium from the primary insurer, and typically pays a ceding commission to the primary insurer as compensation for underwriting expenses. Insurance is ceded by the primaries to the reinsurers either on a treaty or facultative basis. Treaty reinsurance typically involves an agreement covering a defined class of business where the reinsurer must assume, and the insurer must cede, a portion of all risks defined by the terms of the treaty. In facultative agreements, reinsurance is negotiated on a case-by-case basis for coverage of individual transactions or business segments, giving both parties control over the credit process. In recent years, treaty policies have become more prominent.

RAM Re’s insured portfolio consists primarily of municipal securities and structured products, principally asset-backed securities. RAM Re underwrites risks under risk management guidelines that cover both individual transaction limits as well as aggregate portfolio limits, including exposure to individual countries.

RAM Re is currently rated “Aa3” by Moody’s and “AAA” by S&P. S&P has placed RAM Re on negative outlook. Several other companies in the financial guaranty reinsurance industry have either been placed on negative outlook or downgraded. RAM Re is in the process of taking steps to maintain its current S&P rating. However, there can be no assurance that RAM Re will successfully maintain its rating in the future.

D.     Investment Portfolio

Excluding our unconsolidated strategic investments, approximately 86% of our investment portfolio is managed by The PMI Group’s treasury personnel under The PMI Group and Subsidiaries Investment Policy Statement, or the Policy, and includes the investment portfolios of The PMI Group, PMI, RGC, RIC, PMG, TPG Insurance Co., PMI Capital Corporation, PMI Securities Co., WMAC, CLIC and TPG Segregated Portfolio Company. The Policy is reviewed by the Board of Directors of The PMI Group. The remaining 14% of our investment portfolio is managed by APTIC, PMI Australia and PMI Europe personnel under separate investment policies that are reviewed at least annually by The PMI Group’s treasury personnel and the boards of directors of those subsidiaries. CMG’s investment portfolio is managed by CMIC. Our pre-tax income from our total investments (including equity earnings from our unconsolidated strategic investments) represented 15% and 16% of our 2002 and 2001 pre-tax revenues, respectively.

The Policy’s goal is to attain consistent and competitive after-tax total returns. Emphasis is placed on providing a predictable high level of income and on the maintenance of adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration. In addition to satisfying state regulatory limits on the amount that can be invested in any single investment category (e.g., no more than 20% of assets may be invested in common stocks), a minimum average fixed income credit quality of “A” rating must be maintained and no single credit risk may exceed 5% of total investments. At December 31, 2002, based on market value, approximately 94% of our fixed income investments under the Policy were invested in securities rated “A” or better, with 60% rated “AAA,” 20% rated “AA,” and 14% rated “A” in each case by at least one nationally recognized securities rating organization. The balance of the portfolio under the Policy was invested in equity securities.

Under Arizona law, PMI may invest up to 10% of its assets in investments that are not otherwise expressly authorized, including derivative instruments. Additionally, PMI is subject to other state regulations regarding investment activities with which PMI currently complies. Our policy is also to limit our derivative transactions to fully hedging firm commitments of foreign exchange transactions. The Policy is subject to change depending upon state regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position. (PMI Europe provides credit default protection to various banks with respect to residential mortgage loans. These transactions, which are structured as guarantees of credit derivatives, do not represent, nor are they recorded as, investment or hedging activities of PMI Europe. Rather, they are central to PMI Europe’s business of providing credit default protection to European mortgage lenders.)

At December 31, 2002, the market value of our investment portfolio (excluding our unconsolidated strategic investments and including cash and cash equivalents) was approximately $2.7 billion. At December 31, 2002 the amortized cost of our total investment portfolio (excluding unconsolidated strategic investments and including cash and cash equivalents) was approximately $2.6 billion. At that date, the market value of the investments under the Policy was approximately $2.4 billion. At December 31, 2002, municipal securities represented 64% of the market value of the investments under the Policy. Fixed income securities due in less than one year, within one to five years, within five to ten years and after ten years represented 6.1%, 21.0%, 12.5% and 60.4%, respectively, of such total market value.

As of December 31, 2002, APTIC’s investment portfolio had a market value of approximately $57.1 million. APTIC’s investment portfolio is managed internally in accordance with APTIC’s investment policies. As of December 31, 2002, approximately 95% of APTIC’s portfolio consisted of bonds rated “AA” and higher. PMI Australia’s investment portfolio of approximately $377.3 million as of December 31, 2002 is managed externally in accordance with PMI Australia’s investment policies. As of December 31, 2002, approximately 93% of PMI Australia’s portfolio consisted of bonds rated “AA” and higher. As of December 31, 2002, PMI Europe’s investment portfolio had a market value of approximately $93.1 million, of which $4.7 million was invested in Euro denominated money market deposits with the remaining $88.4 million invested in high-grade Euro and Sterling denominated corporate and government bonds. As of December 31, 2001, PMI Europe’s investment portfolio had a market value of approximately $77.9 million, of which approximately $57 million was invested in high-grade Euro denominated money market funds and approximately $20 million was invested in U.S. dollar denominated securities and cash deposits.

E.     Employees

As of December 31, 2002, The PMI Group, together with its wholly-owned subsidiaries and CMG, had 1,313 full-time and part-time employees, of which 785 persons performed services primarily for PMI, 161 were employed by PMI Australia, four were employed by PMI Europe, 23 performed services primarily for CMG, and an additional 367 persons were employed by APTIC. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 841 temporary workers and contract underwriters as of December 31, 2002.

Item 2.     Properties

PMI completed the purchase of a seven-story office building consisting of approximately 200,500 square feet in Walnut Creek, California in June 2002. PMI subsequently transferred this asset, named PMI Plaza, to PMI Plaza LLC, a wholly-owned subsidiary of PMI. PMI, which relocated its home office from San Francisco to PMI Plaza in August 2002, currently leases approximately 120,800 square feet of office space from PMI Plaza LLC. PMI is in the process of subleasing its former home office of approximately 100,000 square feet in San Francisco under a lease which expires in December 2004. The remaining rent owed on this lease has been written off as a one-time charge associated with the relocation to Walnut Creek. PMI leases 21 branch offices throughout the United States and its operations data center in Rancho Cordova, California. We conduct our international operations in leased facilities in Ireland, Australia, New Zealand and Hong Kong. We believe our existing properties are well-utilized and are suitable and adequate for our operations.

Item 3.     Legal Proceedings

On December 17, 1999, G. Craig Baynham and Linnie Baynham, or Plaintiffs, filed a putative RESPA class action lawsuit against PMI in the U.S. District Court for the Southern District of Georgia, Augusta Division.

On December 15, 2000, we announced that PMI had entered into an agreement with Plaintiffs to settle the putative class action lawsuit, Baynham v. PMI Mortgage Insurance Co. PMI denied all facts and allegations in the lawsuit that related to Section 8 of the RESPA and related state law claims. A final order approving the settlement was entered on June 25, 2001. An appeal has been filed to overturn the Court’s decision to not allow certain individuals to intervene in the case prior to the entry of the final order. If the appeal is successful, such individuals could have standing to challenge the terms of the settlement and final order. Our obligation to fund payment of claims and expenses pursuant to the approved settlement is stayed during the pendency of the appeal. We currently estimate that the gross amount of the settlement will be approximately $19 million and, accordingly, we have recorded this estimated liability in our consolidated financial statements as of December 31, 2002.

The settlement agreement for the Baynham action contains a three year injunction, terminating on December 31, 2003, which extends to all members, present and future, of the putative class. The injunction provides that so long as certain products and services challenged in the lawsuit, including agency pool insurance, contract underwriting, reinsurance agreements with reinsurance affiliates of lenders and mortgage insurance restructuring transactions with the GSEs, meet the minimum requirements for risk transfer and cost recovery specified in the injunction they will be deemed to be in compliance with RESPA and other applicable laws. The injunction also prohibits lawsuits by class members for any mortgage insurance related claims, including but not limited to such products and services, for any loan transaction closed on or before December 31, 2003.

Under the terms of the settlement agreement, all borrowers who have obtained, or will obtain, a “federally-related” mortgage loan that is insured by a certificate of primary insurance issued by PMI between December 18, 1996 and November 30, 2000 (with exceptions for borrowers whose loans were insured as bulk/seasoned loans) are entitled to receive a payment. As part of the settlement agreement, the class members will give a general release to us, lenders and the GSEs for all claims including claims under RESPA and related state law claims.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al.) to obtain reimbursement from its insurance carriers for costs incurred in connection with its defense and settlement of the Baynham action. In November 2002, PMI and our insurance carriers filed competing motions for summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for summary judgment and granted the insurance carriers’ motion for summary judgment. PMI is appealing the ruling.

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of the foregoing actions is not expected to have a material adverse effect on our financial condition or results of operations. For information regarding legal and regulatory matters with respect to Fairbanks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Investment Considerations.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding The PMI Group’s executive officers as of March 1, 2003.

W. ROGER HAUGHTON, 55, is Chairman of the Board and Chief Executive Officer of The PMI Group and PMI. He brings more than 33 years of experience to his position. Mr. Haughton came to PMI in 1985 from Allstate Insurance Company, where he held various underwriting positions since 1969. He was appointed President and Chief Executive Officer of PMI in January 1993. He became President, Chief Executive Officer and a director of The PMI Group when the company went public in April 1995, and was elected Chairman of the Board in May 1998. A graduate of the University of California at Santa Barbara, Mr. Haughton holds a B.A. in economics. He is a member of the Executive Committee and past President and current Vice President of Mortgage Insurance Companies of America, the industry trade association. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations, including Habitat for Humanity, and is on the board and former Chairman of Social Compact, a Washington D.C. organization dedicated to promoting revitalization of America’s inner cities. He is also on the executive committee and board of San Francisco’s Bay Area Council and was recently elected to the board of the National Council of La Raza, a non-profit organization dedicated to reducing poverty and discrimination, and improving life opportunities, for Hispanic Americans. Mr. Haughton is a trustee for the University of California at Santa Barbara, and he also serves on the policy advisory boards for both the Fisher Center for Real Estate & Urban Economics at the University of California at Berkeley and the School of Real Estate at the University of San Diego.

L. STEPHEN SMITH, 53, has been President and Chief Operating Officer of The PMI Group and PMI since September 1998. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with The PMI Group in January 1995. Prior thereto, he held various executive positions since 1991. Mr. Smith joined PMI in 1979. Mr. Smith is a member of The PMI Group’s Board of Directors.

BRADLEY M. SHUSTER, 48, has been President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation since January 1, 2003. Prior thereto, he was Executive Vice President Corporate Development of The PMI Group and PMI since February 1999. Prior thereto he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior thereto, he was an audit partner with the accounting firm of Deloitte & Touche LLP from May 1988 to July 1995.

VICTOR J. BACIGALUPI, 59, has been Senior Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since February 2003. Prior thereto he was Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since August 1999, and Senior Vice President, General Counsel and Secretary of The PMI Group and PMI since November 1996. Prior to joining The PMI Group, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

JOHN M. LORENZEN, Jr., 58, has been Executive Vice President of PMI since May 1994 and Chief Financial Officer of PMI since April 1989, and was elected to the same positions with The PMI Group in January 1995. Mr. Lorenzen joined the Company in 1985. Mr. Lorenzen will retire from The PMI Group and PMI effective March 31, 2003.

DONALD P. LOFE, Jr., 46, has been Executive Vice President of The PMI Group and PMI since January 2003 and will be Chief Financial Officer of The PMI Group and PMI effective April 1, 2003. Prior thereto Mr. Lofe was Senior Vice President, Corporate Finance for the CNA Financial Corporation from October 1998 until January 2003. From October 1991 until November 1998, Mr. Lofe was an audit partner with the accounting firm of PricewaterhouseCoopers LLP. Mr. Lofe is a certified public accountant.

JOHN H. FULFORD, 53, has been Executive Vice President and Managing Director, Lender Services of PMI Capital Corporation since January 2003. From August 2001 to January 2003, he was Executive Vice President, National Sales of The PMI Group and PMI. Prior thereto Mr. Fulford was Senior Vice President,

National Sales of The PMI Group and PMI since August 1997. Prior to joining The PMI Group, he served as Senior Vice President, Marketing at Fannie Mae from February 1996 to March 1997. Prior thereto, Mr. Fulford was a Vice President at Fannie Mae since 1983.

DANIEL L. ROBERTS, 52, has been Executive Vice President, Chief Information Officer of The PMI Group and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of The PMI Group and PMI since December 1997. Prior to joining The PMI Group, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined that company in October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche from July 1985 to December 1990.

DAVID H. KATKOV, 47, has been Executive Vice President, National Accounts and Product Development of The PMI Group and PMI since February 2003. Prior thereto he was Executive Vice President Product Development, Pricing, and Portfolio Management since August 2001. Mr. Katkov commenced his employment with PMI in 1992 and has held executive positions in marketing and related functions. Prior to joining PMI, Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

REINHARD B. KOESTER, 37, has been Group Senior Vice President, Chief Corporate Risk Officer of The PMI Group since joining The PMI Group on February 17, 2003. Prior to joining The PMI Group, Mr. Koester was a Vice President at Goldman, Sachs & Co. since 1998.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock

The PMI Group is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol “PMI.” As of February 28, 2003, there were approximately 39 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the two years ended December 31, 2002 and 2001*:

	2002			2001
	High	Low	Close	High	Low	Close
First quarter	$38.23	$32.95	$37.88	$33.84	$24.19	$32.49
Second quarter	44.00	37.26	38.20	37.25	29.00	36.33
Third quarter	39.15	26.18	27.21	36.38	27.05	31.20
Fourth quarter	33.15	24.82	30.04	33.79	27.03	33.51

*	Stock prices in the table above have been adjusted to reflect the 2-for-1 stock split in the second quarter of 2002.

Preferred Stock

The PMI Group’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. The Company has reserved for issuance under the Rights Plan described below up to 400,000 shares of preferred stock.

Preferred Share Purchase Rights Plan

On January 13, 1998, the Company adopted a Preferred Share Purchase Rights Plan (“Rights Plan”). Under the Rights Plan, all stockholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. However, rights issued under the Rights Plan will not be exercisable initially. The rights will trade with the Company’s common stock and no certificates will be issued until certain triggering events occur. The Rights Plan has a 10-year term from the record date, but the Company’s Board of Directors will review the merits of redeeming or continuing the Rights Plan not less than once every three years. Rights issued under the plan will be exercisable only if a person or group acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock. If a person or group acquires 10% or more of the Company’s common stock, all rightholders except the buyer will be entitled to acquire the Company’s common stock at a discount and/or under certain circumstances to purchase shares of the acquiring company at a discount. The Rights Plan contains an exception that would allow passive institutional investors to acquire up to a 15% ownership interest before the rights would become exercisable.

Payment of Dividends and Policy

Payment of future dividends is subject to a declaration by The PMI Group’s Board of Directors. The dividend policy is also dependent on the ability of PMI to pay dividends to The PMI Group, which is subject to, among other factors, regulatory restrictions by the Arizona Department of Insurance and The PMI Group’s credit agreements and the runoff support agreement with Allstate. (See Part I, Item 1.B(10), “Regulation” and Part II, Item 8, Financial Statements and Supplementary Data Note 14—Dividends and Shareholders’ Equity.)

During the second quarter of 1995, The PMI Group’s Board of Directors declared its first dividend on common stock of $0.05 per share (pre-split basis), and declared and paid a quarterly dividend of $0.05 per share (pre-split basis) through the second quarter of 1999. In connection with the Company’s 3-for-2 stock split on August 16, 1999, the quarterly dividend was adjusted to $0.04 per share for the third and fourth quarters of 1999 and continued to be $0.04 per share for 2000 and 2001.

During the second quarter of 2002, The PMI Group’s Board of Directors declared a 2-for-1 stock split in the form of a stock dividend. The additional stock representing the dividend was distributed on June 17, 2002 to record holders of common stock as of the close of business on May 31, 2002. The Board of Directors also increased the quarterly cash dividend, effective with the second quarter 2002 dividend declaration, to $0.025 per share from $0.02 cents on a post-split basis, and paid a $0.025 per share dividend for the third and fourth quarters of 2002.

Stock Repurchases

In 1998, The PMI Group’s Board of Directors authorized a stock repurchase program in the amount of $100 million. In December 2002 and January 2003, we repurchased shares of common stock of The PMI Group for a total of $43.5 million, and there is no available balance remaining under the 1998 authorization.

On February 20, 2003, The PMI Group’s Board of Directors authorized a new stock repurchase program in the amount of $100 million. As of the date of this report, no repurchases have occurred under this authorization.

Item 6.     Selected Financial Data

The following financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

THE PMI GROUP, INC. AND SUBSIDIARIES

EIGHT-YEAR SUMMARY OF FINANCIAL DATA

	Years ended December 31,
	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share data or otherwise noted)
Summary of consolidated operations
Net premiums written	$919,260	$757,839	$639,062	$571,253	$489,100	$432,052	$403,020	$314,021

Premiums earned	$904,510	$754,771	$634,362	$558,623	$491,226	$453,948	$412,738	$328,756
Interest and dividend income	123,062	131,834	107,556	88,081	81,456	81,681	67,250	62,646
Equity in earnings (loss) of unconsolidated subsidiaries	44,225	18,788	11,880	7,061	3,225	1,455	192	(605)
Net realized investment gains	1,329	11	432	509	24,636	19,584	14,296	11,934
Other	48,236	31,559	8,342	15,850	20,366	7,979	6,948	2,309

Total revenues	1,121,362	936,963	762,572	670,124	620,909	564,647	501,424	405,040
Losses and loss adjustment expenses	167,263	114,735	100,772	112,682	135,716	152,257	152,409	112,837
Amortization of deferred policy acquisition costs	83,393	81,782	77,337	80,252	60,280	43,395	48,302	52,881
Other underwriting and operating expenses	355,809	271,729	186,378	170,239	142,625	111,744	77,700	58,781
Lease abandonment and relocation costs	12,183	—	—	—	—	—	—	—
Litigation settlement charge	12,222	—	5,700	—	—	—	—	—
Interest expense	15,572	14,147	10,210	8,554	7,029	6,767	907	—
Distributions on mandatorily redeemable preferred securities	4,030	7,604	8,309	8,311	8,311	7,617	—	—

Total losses and expenses	650,572	489,997	388,706	380,038	353,961	321,780	279,318	224,499

Income before income taxes and extraordinary item and cumulative effect of a change in accounting principle	470,790	446,966	373,866	290,086	266,948	242,867	222,106	180,541
Income tax	131,745	134,949	113,654	85,620	76,588	67,558	64,188	45,310
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	(4,805)	—	—	—	—	—	—
Cumulative effect of accounting change	7,172	—	—	—	—	—	—	—

Net Income	$346,217	$307,212	$260,212	$204,466	$190,360	$175,309	$157,918	$135,231

U.S Mortgage Insurance Operating Ratios
Loss ratio	24.5%	18.1%	18.5%	24.7%	32.8%	38.2%	41.9%	38.5%
Net expense ratio(1)	21.9%	25.5%	25.5%	29.2%	25.5%	22.7%	18.4%	24.9%

Combined ratio	46.4%	43.6%	44.0%	53.9%	58.3%	60.9%	60.3%	63.4%

Consolidated Balance Sheet Data
Total assets	$3,517,049	$2,989,952	$2,392,657	$2,100,762	$1,777,870	$1,686,603	$1,509,919	$1,304,440
Reserve for losses and loss adjustment expenses	$350,841	$314,590	$295,089	$282,000	$215,259	$202,387	$199,774	$192,087
Long-term debt	$422,950	$422,950	$136,819	$145,367	$99,476	$99,409	$99,342	$—
Mandatorily redeemable preferred securities	$48,500	$48,500	$99,109	$99,075	$99,040	$99,006	$—	$—
Shareholders’ equity	$2,193,833	$1,786,688	$1,499,211	$1,217,268	$1,097,515	$1,061,180	$986,862	$870,503
Shares outstanding(2)	89,943,406	89,162,604	88,619,844	89,404,160	90,835,804	97,383,742	103,529,458	105,029,682
Per Share Data(2)
Net income
Basic	$3.85	$3.46	$2.94	$2.28	$2.02	$1.75	$1.51	$1.29
Diluted	$3.79	$3.39	$2.89	$2.26	$2.01	$1.75	$1.50	$1.29
Shareholders’ equity	$24.42	$20.04	$16.92	$13.62	$12.08	$10.90	$9.53	$8.29
Price/Earnings ratio(3)	7.7	9.7	11.6	10.8	8.9	14.9	13.0	12.5
Cash dividends declared	$0.13	$0.16	$0.16	$0.14	$0.13	$0.13	$0.13	$0.10
PMI Operating and Statutory Data
Number of policies in force	874,202	882,846	820,213	749,985	714,210	698,831	700,084	657,800
Default rate	4.18%	2.86%	2.21%	2.12%	2.31%	2.38%	2.19%	1.98%
Persistency	56.2%	62.0%	80.3%	71.9%	68.0%	80.8%	83.3%	86.4%
Direct primary insurance in force (in millions)	$107,579	$109,158	$96,914	$86,729	$80,682	$77,787	$77,312	$71,430
Direct primary risk in force (in millions)	$25,188	$25,772	$23,559	$21,159	$19,324	$18,092	$17,336	$15,130
Statutory capital	$2,192,712	$1,900,709	$1,617,519	$1,372,273	$1,193,899	$1,114,342	$988,475	$824,156
Risk-to-capital ratio	11.3:1	13.0:1	14.1:1	14.8:1	14.9:1	14.6:1	15.9:1	15.8:1
New insurance written	$47,803,236	$48,089,327	$27,294,908	$28,732,505	$27,820,065	$15,307,147	$17,882,702	$14,459,260
Policies issued	332,234	335,213	206,493	219,038	211,161	119,190	142,900	119,631
New insurance written market share	16.3%	17.0%	16.7%	16.3%	14.8%	12.7%	14.1%	13.2%
Return on equity	18.6%	19.6%	19.9%	18.5%	19.0%	18.3%	17.8%	18.1%
Tax rate	28.0%	30.2%	30.4%	29.5%	28.7%	27.8%	28.9%	25.1%
Total employees	1,313	1,235	1,117	1,113	1,016	916	586	578

(1)	Expense ratio and operating income excluded litigation charges, lease abandonment and relocation costs, cumulative effect of a change in accounting principle, and extraordinary loss.
(2)	Per Share Data and shares outstanding adjusted to reflect 2-for-1 stock split.
(3)	Based on the closing price as of December 31, and on trailing twelve-month operating earnings.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include our belief that operating income and operating income per share are meaningful measurements of our underlying profits, our belief that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the less-than-A quality loans and non-traditional loans insured by those products, and our belief that we have sufficient cash to meet all of our short- and medium-term obligations.

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

RESULTS OF OPERATIONS

Consolidated Results

We use various measurements to evaluate our business and profitability. In addition to our net income and net income per share, we use operating income and operating income per share to measure our performance. Our operating income represents net income excluding realized investment gains and losses, and non-operating and non-recurring items. Non-operating expenses for the financial periods presented were litigation charges relating to a class action settlement, lease abandonment and relocation costs relating to the relocation of our corporate headquarters, and extraordinary losses relating to the early extinguishment of debt. The non-recurring item for the financial periods presented was the cumulative effect of a change in accounting principle relating to the write-off of negative goodwill. We believe that operating income and operating income per share are meaningful measurements of our underlying profits because operating income represents income from ongoing operations excluding gains or charges that are infrequent or unusual in nature, or one-time events reasonably unlikely to recur. Accordingly, we use operating income and operating income per share to measure the performance of our management team. However, operating income should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP. Our operating income may not be comparable to similarly titled measures used by other companies.

Our consolidated financial results for the years ended December 31, 2002, 2001 and 2000 and reconciliation of the total and per share amounts of net income and operating income are presented in the following table:

	2002	2001	2000	Percentage Change
				2002 vs. 2001	2001 vs. 2000
	(In millions, except per share data and percentages)
Net income reconciliation
Net income	$346.2	$307.2	$260.2	13%	18%
Adjustments, net of applicable income taxes:
Net realized investment gains	(0.8)	—	(0.3)	—	—
Litigation settlement charge	7.9	—	3.7	—	—
Lease abandonment and relocation costs	7.9	—	—	—	—
Cumulative effect of a change in accounting principle	(7.2)	—	—	—	—
Extraordinary loss on extinguishment of debt	—	4.8	—	—	—

Operating income (non-GAAP)	$354.0	$312.0	$263.6	13%	18%

Per share data reconciliation *
Net income per share	$3.79	$3.39	$2.89	12%	17%
Adjustments, net of applicable income taxes:
Net realized investment gains	(0.01)	—	—	—	—
Litigation settlement charge	0.09	—	0.04	—	—
Lease abandonment and relocation costs	0.08	—	—	—	—
Cumulative effect of a change in accounting principle	(0.08)	—	—	—	—
Extraordinary loss on extinguishment of debt	—	0.05	—	—	—

Operating income per share (non-GAAP)	$3.87	$3.44	$2.93	13%	17%

Premiums earned	$904.5	$754.8	$634.4	20%	19%
Interest and dividend income	$123.1	$131.8	$107.6	(7)%	22%
Equity in earnings of unconsolidated strategic investments	$44.2	$18.8	$11.9	135%	58%
Net realized investment gains	$1.3	$—	$0.4	—	—
Losses and underwriting and operating expenses	$606.5	$468.2	$364.5	30%	28%
Interest expense and distributions on preferred capital securities	$19.7	$21.8	$18.5	(10)%	18%

*	Earnings per share calculations are based on the number of common stock shares outstanding on a fully-diluted basis. Per share data has been adjusted to reflect the two-for-one stock split effective on June 17, 2002.

The increases in our 2002 consolidated net income and net income per share over 2001 were due primarily to increases in premiums earned and equity earnings of our unconsolidated strategic investments, partially offset by higher losses and underwriting and operating expenses. During the fourth quarter of 2002, we made cumulative adjustments for our Australian operations covering the period commencing August 31, 1999 and ending September 30, 2002 to conform the results to GAAP as applied in the U.S. As a result, our reported premiums earned increased by $6.3 million, interest and dividend income decreased by $9.8 million, realized investment gains increased by $4.4 million, and amortization of deferred policy acquisition costs decreased by $1.0 million. The net impact was an increase to net income of $1.3 million. The increases in consolidated net income and net income per share in 2001 over 2000 were largely attributable to increases in premiums earned and interest and dividend income, partially offset by higher losses and underwriting and operating expenses.

The amount of premiums recognized as revenue for financial reporting purposes, or premiums earned, increased in 2002 over 2001 due to growth in premiums from title insurance, and modified pool insurance and primary NIW by our U.S. mortgage insurance operations and the corresponding growth in our primary mortgage insurance portfolio. The inclusion of PMI Indemnity’s results also contributed to the growth of our insurance portfolio and premiums earned. We acquired PMI Indemnity, one of our Australian subsidiaries, in September 2001 and included its results in our results of operations beginning in the fourth quarter of 2001. The increase in premiums earned in 2001 compared to 2000 was attributable primarily to an increase in the volume of primary NIW by our U.S. mortgage insurance operations and the corresponding growth in our insurance portfolio. Additional revenue discussions are included in the business segment sections below.

The decrease in interest and dividend income in 2002 over 2001 was the result of the deployment of capital into PMI Plaza, a decline in our portfolio yield, and the cumulative adjustments for our Australian operations as discussed above. The increase in interest and dividend income in 2001 over 2000 was due to the returns on the net proceeds of our convertible debentures offering in July 2001 and the inclusion of PMI Indemnity’s investment portfolio. Our pre-tax current book yield was 5.6% at December 31, 2002, down from 5.9% at December 31, 2001 and 6.3% at December 31, 2000. Included in our net realized investment gains were impairment losses recognized for financial reporting purposes on certain impaired securities of $6.9 million in 2002 and $3.2 million in 2001.

We account for our unconsolidated strategic investments on the equity method of accounting. The growth in equity earnings from our unconsolidated strategic investments in 2002 over 2001 was attributable to the increase in our ownership of Fairbanks to 56.8% as of December 31, 2002 and the expansion of Fairbanks’ special servicing operations, and to securitization activity by Truman Fund. The increase in equity earnings in 2001 over 2000 was due primarily to growth in Fairbanks’ servicing portfolio.

Our losses and underwriting and operating expenses excluded non-operating and non-recurring items as discussed above. Losses and underwriting and operating expenses increased in 2002 over 2001 as the result of higher levels of claims for our U.S. mortgage insurance operations and increased agency commissions for our title insurance operations. The increases in our losses and underwriting and operating expenses in 2001 over 2000 were due primarily to increased expenses related to higher business activity for our title insurance operations and U.S. mortgage insurance operations. More details are provided below in our discussion of the business segments results.

The decrease in interest expense and distributions on the preferred capital securities in 2002 was attributable largely to partial repayment of our long-term debt and preferred capital securities. Approximately $136 million of the proceeds from our convertible debentures offering in July 2001 was used to extinguish portions of our long-term debt and preferred capital securities during the fourth quarter of 2001. The increase in interest expense and distributions on the preferred capital securities in 2001 was due to the overall increase in our total outstanding debt resulting from issuance of the convertible debentures.

U.S. Mortgage Insurance Operations

Our primary operating subsidiary, PMI, provides private mortgage insurance against losses in the event of borrower default to residential mortgage lenders and investors in the United States. Mortgage insurance is purchased by lenders and investors, including the GSEs, seeking protection against default risk, capital relief or credit enhancement for mortgage transactions in the capital markets. PMI’s revenues increased by 9% in 2002 over 2001 and increased by 8% in 2001 over 2000, due primarily to increases in NIW and growth in PMI’s insurance portfolio.

The results of our U.S. mortgage insurance operations include the operating results of PMI and affiliated U.S. mortgage insurance and reinsurance companies. CMG and its affiliates are accounted for under the equity method of accounting. Equity earnings of CMG were $12.4 million in 2002, $10.7 million in 2001 and $8.6 million in 2000.

Primary new insurance written—PMI issues primary insurance coverage on individual loans at specified coverage percentages. PMI is generally in a first loss position when a borrower defaults on an insured mortgage. PMI’s primary NIW includes insurance that PMI underwrites on a loan-by-loan basis (flow channel) and insurance that PMI acquires in bulk transactions (bulk channel), primarily in the capital mortgage markets. PMI’s NIW does not include primary mortgage insurance placed upon loans more than 12 months after loan origination.

In August 2001, the mortgage insurance industry’s trade association MICA revised several categories of insurance that are reported by mortgage insurers to MICA. These categories included flow channel primary insurance, bulk channel primary insurance and pool insurance. We implemented the definitional changes during the third quarter of 2001, and PMI’s primary NIW and primary insurance in force reported through the third quarter of 2002 were based upon these newly-defined categories. As a result of the implementation of these definitional changes, a portion of the insurance that the mortgage insurance industry had traditionally classified as pool insurance was classified as primary insurance, and certain insurance that traditionally had been classified as primary insurance was classified as pool insurance. Beginning in the fourth quarter of 2002, PMI returned to its traditional definitions of primary insurance and pool insurance that reflect more appropriately the way PMI structures its products and manages its risk. Accordingly, the operating and statistical results in this document, unless otherwise noted, are based on PMI’s definitions. The differences in primary NIW and primary insurance in force under PMI’s definitions and MICA’s definitions, as shown below, are primarily the result of reclassifications of primary insurance and pool insurance. These changes do not impact our consolidated financial results.

The components of the total primary NIW by PMI based on PMI’s definitions as well as MICA’s definitions, and the total primary NIW for the private mortgage insurance industry as reported by MICA are as follows:

	2002	2001	2000	Percentage Change
				2002 vs. 2001	2001 vs. 2000
	(In millions, except percentages)
Primary NIW—PMI definition:
Primary NIW (flow channel)	$44,650	$39,720	$21,548	12%	84%
Primary NIW (bulk channel)	3,153	6,517	5,747	(52)%	13%

Total primary NIW—PMI definition	$47,803	$46,237	$27,295	3%	69%

Primary NIW—MICA definition *	$55,124	$48,089	$27,295	N/A	N/A

MICA total industry primary NIW *	$337,915	$283,233	$163,147	N/A	N/A

*	MICA modified the definitions used to compile its statistical reports on a prospective basis in the third quarter of 2001. Accordingly, primary NIW based on MICA definitions in the table for 2002, 2001 and 2000 are not comparable.

PMI’s increases in NIW in 2002 and 2001 were driven by the significantly higher volume of residential mortgage originations in those years, due to the historically low interest rate environment and the pronounced refinance market. Total U.S. residential mortgage originations in 2002 increased by approximately 20% over 2001 to $2.5 trillion, while 2001 total mortgage originations nearly doubled in volume from 2000, as estimated by Mortgage Bankers Association of America.

Pool insurance—PMI provides pool insurance coverage to lenders and investors for risk reduction, capital relief or credit enhancement for capital market mortgage transactions. Pool insurance is typically issued in negotiated GSE and capital market transactions. Prior to 2002, PMI offered pool insurance to two different customer segments: lenders and the GSEs (GSE Pool), and the capital markets (Old Pool). These products insure all losses on individual loans held within a pool of insured loans up to an agreed aggregate amount, or stop loss, for the entire pool. PMI’s pool risk in force is the aggregate of the stop loss limits of all pools less the sum of claims paid and deductibles, when applicable. GSE Pool covers mortgage loans held by or sold to the GSEs. GSE Pool risk in force was $794.1 million at December 31, 2002, $801.3 million at December 31, 2001 and $785.6 million at December 31, 2000. Old Pool is a capital markets pool product issued prior to 1994. Old Pool risk in force was approximately $0.9 billion as of December 31, 2002, $1.1 billion as of December 31, 2001 and $1.3 billion as of December 31, 2000.

Modified pool insurance—PMI currently offers modified pool insurance products that, in addition to having a stated stop loss and other risk reduction features, have exposure limits on each individual loan in the pool. Modified pool insurance may be attractive to investors and lenders seeking capital relief or a reduction of default risk beyond the protection provided by existing primary mortgage insurance or to cover loans that do not require primary mortgage insurance. To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage. In 2002, PMI wrote $807.9 million of modified pool risk, compared to $398.8 million in 2001 and $15.9 million in 2000. Modified pool risk in force was $1,159.6 million at December 31, 2002, $414.5 million at December 31, 2001 and $15.9 million at December 31, 2000.

Credit characteristics—PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain other characteristics such as reduced documentation of the borrower’s income, deposit information and/or employment. PMI expects higher default and delinquency rates and generally faster prepayment speeds for less-than-A quality loans and non-traditional loans than for PMI’s A quality loans.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its bulk and flow primary NIW and modified pool insurance written:

	2002		2001		Percentage Change	Variance
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of :
Primary NIW (flow channel)	$4,600	10%	$3,528	9%	30%	1	pps
Primary NIW (bulk channel)	342	11%	2,510	39%	(86)%	(28	)pps

Total primary NIW	4,942	10%	6,038	13%	(18)%	(3	)pps
All modified pool insurance written	6,092	33%	2,906	35%	110%	(2	)pps

Total primary and modified pool insurance written	$11,034	17%	$8,944	16%	23%	1	pps

Non-traditional loan amounts and as a percentage of:
Primary NIW (flow channel)	$5,349	12%	$4,376	11%	22%	1	pps
Primary NIW (bulk channel)	1,343	43%	2,502	38%	(46)%	5	pps

Total primary NIW	6,692	14%	6,878	15%	(3)%	(1	)pps
All modified pool insurance written	3,145	17%	1,432	17%	120%	—

Total primary and modified pool insurance written	$9,837	15%	$8,310	15%	18%	—

PMI believes that the structure of its modified pool products mitigates the risk of loss to PMI from the less-than-A quality loans and non-traditional loans insured by those products. Since 2001, a majority of PMI’s modified pool risk written was through a market outreach program offered by Fannie Mae and targeted to low-income and underserved borrowers. PMI’s modified pool insurance product enhances the credit quality of these loans.

Insurance and risk in force—PMI’s primary insurance in force refers to the current principal balance of all mortgage loans with primary insurance as of a given date. PMI’s primary risk in force is the aggregate dollar amount equal to the sum of each individual primary insured mortgage loan’s current principal balance multiplied by the percentage of the insurance coverage specified in the policy. Primary insurance in force based on PMI’s definitions and MICA’s definitions, and total risk in force for PMI are shown in the table below:

				Percentage Change
	As of December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
	(In millions, except percentages)
Primary insurance in force—PMI definition	$107,579	$106,364	$96,914	1%	10%

Primary insurance in force—MICA definition *	$114,866	$109,158	$96,914	N/A	N/A
Primary risk in force	$25,188	$25,009	$23,559	1%	6%
Pool risk in force	3,128	2,542	2,250	23%	13%

Total risk in force	$28,316	$27,551	$25,809	3%	7%

*	Primary insurance in force based on MICA’s definitions for 2002, 2001 and 2000 are not comparable due to the definitional changes implemented in the third quarter of 2001.

Primary insurance and risk in force grew moderately in 2002 as a result of high levels of policy cancellations offsetting primary NIW. The growth in 2001 primary insurance and risk in force was driven by a substantial volume of primary NIW, partially offset by policy cancellations. Policy cancellations increased by 30% to $46.6 billion in 2002, and increased by 110% to $35.8 billion in 2001. Downward movements in mortgage interest rates during 2002 and 2001 resulted in heavy mortgage refinancing activity, which caused the increases in PMI’s policy cancellations and the decreases in PMI’s policy persistency in 2002 and 2001. PMI defines persistency as the percentage of insurance policies at the beginning of the 12-month period that remain in force at the end of the month period. PMI’s persistency rate was 56.2% at December 31, 2002, 62.0% at December 31, 2001 and 80.3% at December 31, 2000. The growth in pool risk in force was largely driven by modified pool insurance written in 2002 and 2001.

PMI’s less-than-A quality loans (loans with FICO scores less than 620) accounted for 12% of PMI’s primary risk in force in 2002 and 11% in 2001. Approximately 3% of primary risk in force was comprised of loans with FICO scores below 575 in 2002 and 2001.

Premiums written and earned—PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded under reinsurance agreements including captive reinsurance. In captive reinsurance agreements, PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to captive reinsurance companies. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
	(In millions, except percentages)
Gross premiums written	$722.4	$615.9	$540.8	17%	14%
Ceded premiums, net of assumed premiums	(97.2)	(61.1)	(35.6)	59%	72%
Refunded premiums	(16.1)	(17.7)	(11.1)	(9)%	59%

Net premiums written	$609.1	$537.1	$494.1	13%	9%

Premiums earned	$611.2	$550.9	$502.5	11%	10%

PMI’s net premiums written and premiums earned increased in 2002 and 2001 despite lower policy persistency. The increase in 2002 was due largely to modified pool insurance written and to primary NIW, offset by higher ceded premiums related to captive agreements. The increase in 2001 was primarily attributable to new primary and modified pool insurance written and the growth of PMI’s primary and modified pool insurance in force as discussed above.

The increases in 2002 and 2001 ceded premiums were the result of increases in the percentage of insurance in force subject to captive reinsurance agreements. Heavy refinance volume and a higher percentage of NIW by lenders with captive reinsurance programs resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio. In 2002, 56% of primary NIW was subject to captive agreements compared to 45% in 2001 and 34% in 2000. At December 31, 2002, 43% of primary insurance and risk in force were subject to captive agreements, compared to 33% at December 31, 2001 and approximately 23% at December 31, 2000. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s premiums earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

Upon cancellation of certain categories of policies, PMI refunds the portion of premiums that is unearned to the borrower or servicer. Refunded premiums in 2002 and 2001 increased significantly from 2000 due to higher levels of policy cancellations.

Losses and loss adjustment expenses—PMI’s total losses and loss adjustment expenses represent total claims paid, certain expenses related to default notification and claim processing, and changes in net loss reserves during the corresponding period. We establish loss reserves based upon estimated claim rates and claim sizes for reported mortgage loans in default, as well as estimated defaults incurred but not reported. PMI’s losses and loss adjustment expenses and related claims data are illustrated as follows:

				Percentage Change
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
Claims paid including loss adjustment expenses * (in millions)	$121.3	$88.6	$79.0	37%	12%
Change in net loss reserves (in millions)	28.5	10.9	14.0	161%	(22)%

Total losses and loss adjustment expenses (in millions)	$149.8	$99.5	$93.0	51%	7%

Number of primary claims paid	4,860	3,695	3,518	32%	5%
Average primary claim size (in thousands)	$20.3	$20.8	$19.0	(2)%	9%

*	In the third quarter of 2002, we reclassified remedies expenses in connection with contract underwriting services from the U.S. mortgage insurance operations business segment to the Other business segment, including all periods from January 1, 2000. Remedies expenses were $6.5 million in 2002, $3.3 million in 2001 and $2.3 million in 2000.

In 2002, PMI reported an increase in claims paid and loss adjustment expenses of 37% or $32.7 million, and an increase in loss reserves of 161% or $17.6 million. These increases were due to: higher default and claim rates associated with the maturation of PMI’s 1997 through 2000 books of primary insurance business and PMI’s GSE pool insurance portfolio; the increases in less-than-A quality loans and non-traditional loans in PMI’s 2000 insurance portfolio; and generally weaker economic conditions and higher unemployment rates throughout the U.S. The 1997 through 2000 primary insurance books of business accounted for 28% of PMI’s total primary policies in force and 25% of primary insurance in force at December 31, 2002. The increases in losses and loss adjustment expenses in 2001 were a result of the economic downturn in 2001 and to the maturation of our 1996 though 1999 books of business. The 1996 through 1999 books of business accounted for 37% of PMI’s total primary policies in force and 35% of primary insurance in force at December 31, 2001.

PMI experienced a decline in the average size of primary claims paid in 2002 over 2001 due to continued appreciation of home prices in many regions of the United States, our loss mitigation efforts, and a decrease in average insurance coverage on the loans for which claims were paid. The average size of primary claims paid increased in 2001 over 2000 due to the U.S. economic slowdown, offset by appreciation of home values and PMI’s loss mitigation efforts. PMI’s loss mitigation efforts could be limited by a deterioration in housing prices, an increase in interest rates, a further weakening of the economy, or a combination of these factors. PMI’s primary default data are presented in the following table:

				Percentage Change /Variance
	As of December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000
	(In millions, except percentages)
Primary loans in default	36,537	25,228	18,093	45%		39%
Primary default rate	4.18%	2.86%	2.21%	1.32	pps	0.65	pps
Primary default rate excluding bulk transactions	3.52%	2.54%	Not available	0.98	pps	—
Primary default rate for bulk transactions	10.40%	5.55%	Not available	4.85	pps	—

The increases in primary loans in default and default rates as of December 31, 2002 and 2001 were related to the seasoning and composition of PMI’s portfolios as discussed above, and the weaker U.S. economy. The default rates for bulk transactions at December 31, 2002 and 2001 were higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans in PMI’s bulk portfolio.

At December 31, 2002, PMI’s modified pool default rate was 4.30% with 7,176 modified pool loans in default, and PMI’s GSE pool default rate was 1.48% with 6,250 GSE pool loans in default.

Total underwriting and operating expenses—Total underwriting and operating expenses reported in the current period are comprised of (i) amortization of deferred policy acquisition costs and (ii) other underwriting and operating expenses. The composition of PMI’s total underwriting and operating expenses is shown below:

				Percentage Change
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
	(In millions, except percentages)
Amortization of deferred policy acquisitions costs	$76.5	$76.6	$77.3	—	(1)%
Other underwriting and operating expenses	57.1	60.6	48.7	(6)%	24%

Total underwriting and operating expenses	$133.6	$137.2	$126.0	(3)%	9%

Policy acquisition costs incurred and deferred	$76.6	$77.6	$74.7	(1)%	4%

Deferred policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales related activities. These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate in line with the volume of NIW, and are offset by increased efficiencies due to the use of PMI’s electronic origination and delivery methods. Electronic delivery accounted for approximately 69% of PMI’s insurance commitments from its primary flow channel in 2002, 52% in 2001 and 23% in 2000.

Other underwriting and operating expenses consist of all other costs that are not attributable to the acquisition of new policies and are recorded as expenses when incurred. The decrease in 2002 over 2001 was largely due to expense allocations to the Other business segment associated with contract underwriting activity, which offset total operating expenses of U.S. mortgage insurance operations, and higher ceding commissions related to captive reinsurance agreements. Contract underwriting allocations were $46.1 million in 2002, $38.8 million in 2001 and $20.2 million in 2000, and these increases reflected higher contract underwriting activity. The increase in other underwriting and operating expenses in 2001 compared to 2000 was due largely to increased payroll and related expenses and higher depreciation expenses.

Ratios—PMI’s loss, expense and combined ratios are illustrated in the following table:

				Variance
				2002 vs. 2001		2001 vs. 2000
	2002	2001	2000
Loss ratio	24.5%	18.1%	18.5%	6.4	pps	(0.4	)pps
Expense ratio	21.9%	25.5%	25.5%	(3.6	)pps	—

Combined ratio	46.4%	43.6%	44.0%	2.8	pps	(0.4	)pps

PMI’s loss ratio is the ratio of total losses and loss adjustment expenses to premiums earned. The increase in the loss ratio in 2002 over 2001 was due to increased claim payments and loss reserve strengthening. The decline in the 2001 loss ratio compared with 2000 was attributable to the increase in premiums earned, partially offset by the increase in claim payments.

PMI’s expense ratio is the ratio of amortization of deferred policy acquisition costs and other underwriting and operating expenses to the net premiums written. PMI’s expense ratio excludes interest expense and non-operating and non-recurring items, as discussed previously. The decline in the expense ratio in 2002 over 2001 was primarily attributable to the increase in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

International Mortgage Insurance Operations

International mortgage insurance operations include the results of PMI Australia, PMI Europe and PMI’s Hong Kong reinsurance operations. The financial and statistical results of international operations are subject to currency rate adjustments in translation to U.S. dollar reporting.

PMI Australia

The financial and statistical results of PMI Australia for 2002, 2001 and 2000 were affected by the fluctuation in the exchange rates, the acquisition of PMI Indemnity, the change in the reporting periods, and the cumulative adjustments. We recorded cumulative adjustments for PMI Australia during the fourth quarter of 2002 to conform the results to U.S. GAAP, as described earlier. The net effect of these adjustments was an increase to net income of $1.3 million. The average USD/AUD currency exchange rate was 0.544 in 2002, 0.520 in 2001 and 0.585 in 2000. We completed the acquisition of PMI Indemnity in September 2001, and its results are included in our Australian operations beginning in the fourth quarter of 2001. In 2001, we changed our reporting periods for international operations from a one-month lag to the same calendar month as our domestic operations. Therefore, 2000 financial results reflected eleven months of activity and 2001 financial results reflected thirteen months of activity of PMI Australia.

The table below sets forth net income and operating income for PMI Australia:

	2002	2001	2000
	(USD in millions)
Net income	$43.3	$32.3	$16.4
Net realized investment gains	(3.7)	(3.7)	(0.3)
Cumulative effect of a change in accounting principle	(7.2)	—	—

Operating income	$32.4	$28.6	$16.1

PMI Australia’s net income in 2002 included the cumulative effect of a change in accounting principle for the write-off of negative goodwill. The increases in 2002 and 2001 operating income were attributable primarily to growth in premiums earned and a stable loss environment.

Primary new insurance written—PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the absence of U.S.-type GSEs. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that are often below 80% LTV. The following table presents the components of primary NIW by PMI Australia:

	2002	2001	2000
	(USD in millions)
Flow insurance written	$11,478	$7,950	$9,675
RMBS insurance written	3,045	4,504	2,584

Total primary NIW	$14,523	$12,454	$12,259

The increase in primary NIW in 2002 over 2001 was primarily the result of the inclusion of PMI Indemnity’s business in PMI Australia’s results, a large mortgage lending market and an increase in PMI Australia’s market share. The increase in primary NIW in 2001 over 2000 was due to overall mortgage market expansion driven by a first-time homeowners’ grant program from the Australian government, offset by the devaluation of the Australian dollar relative to the U.S. dollar in 2001 from 2000. A strong Australian economy combined with historically low interest rates led the momentum in residential mortgage originations in 2002. In 2002, the Australian central bank raised interest rates by 50 basis points. Growth in primary NIW could moderate in 2003 if the housing market declines, due to a reduction in the first-time homeowners’ grant and if the central bank raises interest rates and mortgage rates follow.

Primary insurance and risk in force—PMI Australia’s primary insurance in force increased to $54.1 billion at December 31, 2002, from $40.3 billion at December 31, 2001 and $19.6 billion at December 31, 2000. PMI Australia’s primary risk in force increased to $48.7 billion at December 31, 2002, from $36.6 billion at December 31, 2001 and $18.5 billion at December 31, 2000. The increases in 2002 and 2001 were the result of the inclusion of PMI Indemnity’s results and of increases in NIW as discussed above.

Premiums written and earned—PMI Australia’s net premiums written and premiums earned are as follows:

	2002	2001	2000
	(USD in millions)
Net Premiums written	$74.4	$55.9	$36.8
Premiums earned	$59.9	$43.6	$26.6

The increases in net premiums written in 2002 and 2001 were attributable to the increases in PMI Australia’s NIW and the acquisition of PMI Indemnity. The increases in premiums earned in 2002 and 2001 were due largely to growth in the insurance portfolio.

Investment income—PMI Australia’s interest and dividend income was $12.5 million in 2002, $18.3 million in 2001 and $11.7 million in 2000. The interest and dividend income decrease in 2002 was primarily the result of cumulative adjustments, discussed above in Consolidated Results. The increase in 2001 over 2000 was due largely to the acquisition of PMI Indemnity. PMI Australia’s investment portfolio at December 31, 2002 totaled $377.3 million compared to $288.6 million at December 31, 2001 and $162.1 million at December 31, 2000. The growth of PMI Australia’s investment portfolio in 2002 was primarily attributable to positive cash flows from its operations. The growth in the investment portfolio in 2001 was due to the inclusion of PMI Indemnity and a capital contribution from PMI. The pre-tax book yield was 6.4% at December 31, 2002, 6.5% at December 31, 2001 and 6.2% at December 31, 2000.

PMI Australia’s realized investment gains were $5.7 million in 2002, $5.6 million in 2001 and $0.4 million in 2000. Realized investment gains increased in 2002 primarily as a result of cumulative adjustments, discussed above. The increase in 2001 over 2000 was due to gains derived from the sale of certain fixed-income securities in PMI Australia’s investment portfolio.

Losses and loss adjustment expenses—PMI Australia’s losses and loss adjustment expenses were $7.1 million in 2002, compared to $9.3 million in 2001 and $5.7 million in 2000. The decrease in 2002 was due largely to declines in average claim size and claim payments. The increase in 2001 was a result of the acquisition of PMI Indemnity, and the refinement of PMI Australia’s claims provisioning methodology. Effective December 31, 2001, we revised PMI Australia’s reserving methodology to be based on defaults reported and defaults incurred but not reported, which is consistent with our methodology for our U.S. operations. This revision increased loss reserves by $3.3 million in 2001. PMI Australia’s loss ratios were 11.9% in 2002, and 21.3% in 2001 and 2000.

Underwriting and operating expenses—PMI Australia’s underwriting and operating expenses were $18.4 million in 2002, compared to $11.1 million in 2001 and $7.2 million in 2000. The increases in 2002 and 2001 were primarily due to the acquisition of PMI Indemnity and the change in accounting principle related to negative goodwill. Underwriting and operating expenses in 2002 reflected a $1.0 million reduction in amortization of deferred policy acquisition costs as a result of cumulative adjustments. Underwriting and operating expenses were reduced by the amortization of negative goodwill of $4.5 million in 2001 and $4.7 million in 2000. The remaining balance of negative goodwill was written off in the first quarter of 2002 and was not included as a reduction of 2002 operating expenses. PMI Australia’s expense ratios were 24.7% in 2002, 19.9% in 2001 and 19.6% in 2000.

PMI Europe

PMI Europe, which commenced operations in February 2001, generated $1.5 million of net income in 2002 compared to $5.5 million of net income in 2001. Net income in 2002 included premiums earned while net income in 2001 consisted primarily of interest and dividend income and currency re-measurement gains. Currency re-measurement gains and losses represent the revaluation of assets and liabilities held by PMI Europe that are denominated in non-functional currencies into the functional currency, the Euro. Realized investment gains and losses include currency exchange gains and losses when the investments are sold. We manage the investment portfolio held by PMI Europe to meet capital needs and regulatory requirements. PMI Europe incurred realized investment losses of $1.6 million and re-measurement losses of $0.9 million in 2002, compared to realized investment losses of $0.1 million and re-measurement gains of $4.3 million in 2001.

PMI Europe’s investment portfolio at December 31, 2002 totaled $93.1 million compared to $77.9 million at December 31, 2001. The growth of the investment portfolio reflected the appreciation of the Euro relative to the U.S. dollar in 2002. The pre-tax book yield was 4.7% at December 31, 2002 and 3.9% at December 31, 2001. PMI Europe’s portfolio yield improved in 2002 due to the reallocation of money market funds to fixed income securities.

PMI Europe completed three credit default swap transactions in 2002 and two credit default swap transactions in 2001. Such transactions are designed to allow the participating mortgage lenders to reduce their regulatory capital requirements. In each transaction, PMI Europe assumed a specific layer of risk in a portfolio of prime-quality residential mortgages. As of December 31, 2002, PMI Europe had assumed $402.5 million of mortgage default risk on $2.9 billion of mortgages on properties in the United Kingdom, and $136.0 million of default risk on $3.6 billion of mortgages on properties in Germany.

Premiums earned for PMI Europe were $2.1 million in 2002 compared to $0.2 million in 2001, and the increase was largely attributable to new business written and to the growth of PMI Europe’s portfolio. PMI Europe incurred $0.9 million of operating expenses in 2002 compared to $0.4 million in 2001, primarily driven by business expansion.

Hong Kong

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation. Our Hong Kong operations generated $5.9 million of gross reinsurance premiums written and $3.6 million of reinsurance premiums earned in 2002, compared to $7.1 million of gross reinsurance premiums written and $2.5 million of reinsurance premiums earned in 2001, and $4.3 million of gross reinsurance premiums written and $1.2 million of reinsurance premiums earned in 2000. The decrease in 2002 reinsurance premiums written was the result of a reduction in the penetration rate of the Hong Kong Mortgage Corporation’s mortgage insurance program and the effect of a risk retention agreement between PMI and the Hong Kong Mortgage Corporation.

Title Insurance Operations

The following table sets forth the results of our title insurance subsidiary, APTIC:

	2002	2001	2000	Percentage Change/Variance
				2002 vs. 2001		2001 vs. 2000
	(In millions, except percentages)
Net income	$13.4	$9.4	$6.2	43%		52%
Premiums earned	$227.7	$157.6	$104.0	44%		52%
Underwriting and other operating expenses	$209.7	$141.9	$94.3	48%		50%
Losses and loss adjustment expenses	$9.7	$5.9	$2.1	64%		181%
Combined ratio	92.4%	91.9%	93.3%	0.5	pps	(1.4	)pps

The increases in premiums earned in 2002 and 2001 were attributable to record volumes of total residential mortgage originations and the continued geographic expansion of our title insurance operations. The increases in 2002 and 2001 underwriting and other expenses were the result of increases in agency fees and commissions related to higher premiums earned. Agency commissions were $168.4 million in 2002, $110.0 million in 2001 and $68.3 million in 2000. The increases in losses and loss adjustment expenses in 2002 and 2001 were due primarily to additions to loss reserves, which increased to $17.3 million as of December 31, 2002, compared to $10.8 million as of December 31, 2001 and $8.0 million as of December 31, 2000. The combined ratio for our title insurance operations is the ratio of total losses and loss adjustment expenses and underwriting and other operating expenses to revenues excluding interest income.

Other

The results of our Other business segment include contract underwriting revenue and related operating expenses of PMI Mortgage Services Co., or MSC, interest and dividend income, interest expense and corporate overhead of our holding company, or The PMI Group, as well as the equity earnings of our unconsolidated strategic investments except CMG, which are included in the results of U.S. mortgage insurance operations.

MSC generated $38.7 million of revenue in 2002 compared to $29.2 million in 2001 and $8.3 million in 2000. These increases were largely attributable to increased contract underwriting activity in connection with higher mortgage origination volume, and to increases in fees charged for contract underwriting services. Other operating expenses, which were incurred by MSC and The PMI Group, increased to $76.6 million in 2002 from $62.9 million in 2001 and $36.2 million in 2000. These increases were the result of increased contract underwriting expense allocations (see U.S. mortgage insurance operations business segment discussions above) related to higher mortgage origination volume, and to higher contract underwriting remedies expenses. Contract underwriting allocations were $46.1 million in 2002, $38.8 million in 2001 and $20.2 million in 2000. Contract underwriting remedies incurred were $6.5 million in 2002, compared to $3.3 million in 2001 and $2.3 million in 2000.

Our equity earnings in unconsolidated strategic investments, excluding CMG, increased to $31.8 million in 2002 from $8.1 million in 2001 and $3.3 million in 2000. The increase in 2002 was attributable to The PMI Group’s increased ownership interest in Fairbanks, the expansion of Fairbanks’ servicing operations and our investment in Truman. The contribution of Truman to our equity earnings in 2002 was due to the completion of two securitization transactions by Truman Fund. We anticipate that the results from Truman will vary significantly on a quarterly and yearly basis. The increase in our equity earnings in 2001 was due primarily to growth in Fairbanks’ servicing portfolio. As of December 31, 2002, our investment in Fairbanks was $104.4 million and our ownership interest in Fairbanks was 56.8%. We report our investments in Fairbanks on a one-month lag using the equity method of accounting as a result of an agreement among the shareholders of Fairbanks limiting our ability to control the operations of Fairbanks.

Interest and dividend income was $18.7 million in 2002 compared to $14.1 million in 2001 and $6.0 million in 2000. The increases were driven by growth of our investment portfolios, due primarily to the proceeds of our convertible debentures offering in July 2001. The $360.0 million proceeds from the offering were reduced by underwriting fees, repayment of a loan by PMI Australia in 2001, and extinguishment of $88.6 million of long-term debt and preferred capital securities in 2001. Interest expense on the convertible debentures and long-term debt and distributions on the preferred capital securities were $19.5 million in 2002, compared to $20.2 million in 2001 and $15.8 million in 2000. The decrease in 2002 was attributable to the partial extinguishment of our long-term debt and preferred capital securities. The increase in 2001 was primarily due to the interest expense on the convertible debentures.

Taxes

Our effective tax rate was 28.0% in 2002 compared to 30.2% in 2001 and 30.4% in 2000. The decreases were primarily due to a larger portion of income derived from PMI Australia and Fairbanks, which have lower effective tax rates. Our effective tax rate varies due to changes in statutory tax rates of countries in which foreign subsidiaries generate taxable profits, and to fluctuations in the taxable earnings of those foreign subsidiaries relative to total taxable earnings as a whole. In addition, our effective tax rate is driven by the proportion of tax-exempt earnings relative to total pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The PMI Group’s principal sources of funds are dividends from its subsidiaries, primarily PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets. PMI generates substantial cash flows from premiums written on its insurance business and from investment returns on its investment portfolio.

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agency actions and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, dividends during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income. In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Arizona law, PMI would be able to pay dividends of approximately $27.8 million in 2003 without prior approval of the Director of the Arizona Department of Insurance. In 2002, PMI declared and paid dividends of $100.0 million to The PMI Group.

The laws of Florida limit the payment of dividends by APTIC to The PMI Group to, subject to certain restrictions, the greater of (i) 10% of policyholders’ surplus derived from realized net operating profits and net realized capital gains, or (ii) APTIC’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to The PMI Group by APTIC. Under Florida law, APTIC would be able to pay dividends of $9.0 million in 2003 without prior permission from the Florida Department of Insurance. APTIC declared and paid a cash dividend of $2.5 million to The PMI Group in 2002.

The PMI Group’s principal uses of funds are the payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. The PMI Group’s board of directors authorized a stock repurchase program in the amount of $100.0 million in 1998. In December 2002 and January 2003, we repurchased $45.3 million of our common stock, and there is no available balance remaining under the 1998 authorization. On February 20, 2003, The PMI Group’s board of directors authorized a new stock repurchase program in the amount of $100 million. To date, no repurchases have occurred under this authorization.

The PMI Group’s available funds were $356.5 million at December 31, 2002, an increase from the December 31, 2001 balance of $335.5 million, principally due to dividend payments from PMI and APTIC, offset by our additional investment in Fairbanks and the repurchase of our common stock.

We believe that the Company has sufficient cash to meet all of our short- and medium-term obligations, and we maintain excess liquidity to support our operations. As of December 31, 2002, we had $254.2 million of liquid funds in cash and cash equivalents and short-term investments to meet ongoing cash requirements. In 2002, we reclassified certain highly liquid investments with maturities of three months or less from short-term investments to cash equivalents. The amount of the reclassification was approximately $168 million and $108 million as of December 31, 2002 and 2001, respectively. Our investment portfolios hold primarily investment grade securities comprised of readily marketable fixed income and equity securities. At December 31, 2002, the fair value of our consolidated investment portfolios which are designated as available-for-sale increased to $2.5 billion from $2.3 billion at December 31, 2001 as a result of positive cash flows from consolidated operations. Our investments are recorded at fair value, and the differences between the fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Our accumulated other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses included in net income and currency translation gains and losses, net of deferred taxes.

We have a bank credit line in the amount of $25.0 million with a major financial institution and there are no outstanding borrowings under the credit line. The agreement expires on December 29, 2003. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios and minimum capital and dividend restrictions.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of December 31, 2002, our shareholders’ equity was $2.2 billion. Our long-term debt and other capital securities outstanding at December 31, 2002 was $471.5 million, which consists of the following:

•	$360.0 million 2.50% Senior Convertible Debentures due July 15, 2021;

•	$63.0 million 6.75% Notes due November 15, 2006; and

•	$48.5 million 8.309% Capital Securities maturing on February 1, 2027.

In July 2001, we issued $360.0 million of 2.50% Senior Convertible Debentures. The convertible debentures are due in 2021 and are redeemable at our option beginning in 2006. The holders of the debentures may require us to repurchase the debentures on July 15, 2004, 2006, 2008, 2011 or 2016, and in certain other circumstances, at a price equal to the principal amount thereof plus any accrued and unpaid interest, including contingent interest and additional interest, if any, to the date of purchase. We may choose to pay the purchase price in cash, common stock, or a combination of cash and shares of common stock. If we elect to pay all or a portion of the purchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for the 20 trading days ending on the third day prior to the repurchase date. Holders of the debentures may convert their debentures prior to the stated maturity under certain circumstances. Under the terms of the indenture, an event of default would occur upon a failure to pay when due any indebtedness for borrowed money of The PMI Group or any of our “designated subsidiaries,” as defined by the indenture. If there is an event of default on our convertible debentures, the principal amount of our convertible debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable. As of February 28, 2003, PMI, PMI Australia and Fairbanks were designated subsidiaries under the indenture. We cannot necessarily prevent Fairbanks from failing to pay or defaulting on its indebtedness because provisions of an agreement among the shareholders of Fairbanks limit our ability to control Fairbanks’ operations, and also because events of default under the agreements governing Fairbanks’ indebtedness may result from events outside Fairbanks’ or our control, including but not limited to certain actions by rating agencies with respect to Fairbanks’ ratings.

Our consolidated reserves for losses and loss adjustment expenses with respect to insurance claims increased to $350.8 million at December 31, 2002 from $314.6 million at December 31, 2001. This increase was due to: increases in the reserve balances for U.S. primary insurance books of business as a result of higher levels of default; increases in the reserve balances for our title insurance business as a result of increased mortgage origination volume; and increases in the reserve balances for our Australian mortgage insurance books of business, partially as a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2002.

PMI’s claims-paying ability ratings from certain national rating agencies have been based in part on the captive reinsurance agreements and on a capital support commitment from Allstate Insurance Company, or Allstate, PMI’s former parent company. Under the terms of a runoff support agreement with Allstate, in the event (i) PMI’s risk-to-capital ratio exceeds 23 to 1, or exceeds such lesser amount then required by the State of Arizona or California, (ii) PMI’s statutory policyholder surplus is less than $15.0 million, or (iii) a third party beneficiary brings a claim under the runoff support agreement, then Allstate may, at its option, in satisfaction of certain obligations it may have under such agreement (a) pay to PMI (or to The PMI Group for contribution to PMI) an amount equal to claims relating to policies written prior to termination of the Allstate support arrangements which are not paid by PMI or (b) pay such claims directly to the policyholder. In the event Allstate makes any payment contemplated by the runoff support agreement, which possibility we believe is remote, Allstate will be entitled to receive, at its option, subordinated debt or preferred stock of PMI or The PMI Group, as applicable, in return.

Effective December 31, 2002, PMI terminated a capital support agreement dated September 18, 1997 in favor of its sister corporation, APTIC, under which PMI agreed to maintain APTIC’s capital and surplus at an amount not less than that required for a Fitch claims paying ability rating of “AA-,” subject to an aggregate limit of $10 million. The support agreement was replaced on the same date by a substantially equivalent guarantee of The PMI Group in favor of APTIC, its direct subsidiary, under which The PMI Group agrees to maintain APTIC’s capital and surplus at a Fitch “AA-” level subject to an aggregate limit of $10 million.

In 2001, PMI executed a capital support agreement, whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate amount of $37.7 million, exclusive of capital contributions made prior to April 10, 2001. On December 31, 2002, CMG’s risk-to-capital ratio was 14.2 to 1.

PMI has entered into various capital support agreements with its European and Australian subsidiaries for ratings agency purposes that could require PMI to make additional capital contributions to those subsidiaries. In the capital support agreement with its Australian subsidiary, PMI Ltd, PMI has agreed to maintain PMI Ltd’s net assets, as defined by Australian insurance law, at a prudent level of capital but, in any event, not less than 2% of PMI Ltd’s net aggregate risk, as that term is defined by the agreement, plus $50,000,000 Australian dollars. For rating agency purposes, PMI has agreed that the support required by the phrase “a prudent level of capital” is all amounts necessary to maintain PMI Ltd’s stand-alone financial strength rating at not less than “A.” In addition, PMI agreed to provide funds to PMI Ltd to ensure that PMI Ltd is able to meet its obligations under its insurance policies. In no event, however, shall the amounts payable cause PMI to become insolvent or fall below the minimum capital requirements under Arizona law. The agreement continues indefinitely but may be terminated by mutual agreement of PMI and PMI Ltd at any time. Such termination shall not, however, adversely affect the rights of PMI Ltd policyholders that accrued prior to such termination.

In the capital support agreement with its Australian subsidiary, PMI Indemnity, PMI has agreed to maintain PMI Indemnity’s net assets at a prudent level of capital but, in any event, not less than 2% of PMI Indemnity’s net aggregate risk. For rating agency purposes, PMI has agreed that the support required by the phrase “a prudent level of capital” is all amounts necessary to maintain PMI Indemnity’s stand-alone financial strength rating at not less than “A-.” PMI also agreed to provide funds to PMI Indemnity to ensure that it is able to meet its obligations under its insurance policies. In no event, however, shall the amounts payable cause PMI to become insolvent or fall below the minimum capital requirements under Arizona law. The agreement with PMI Indemnity continues indefinitely but may be terminated upon terms similar to those contained in the PMI Ltd capital support agreement.

Under the terms of PMI’s capital support agreement with PMI Europe, PMI has agreed to provide funds, as necessary, to ensure that PMI Europe is able to meet its obligations in respect of all contracts of insurance when such obligations are due and to maintain PMI Europe’s minimum capital at an amount sufficient to maintain its S&P and Moody’s ratings at “AA-” and “Aa3.” The agreement may be terminated or amended by written agreement of PMI and PMI Europe, but any amendment that adversely affects insureds will not be effective as to insurance contracts entered into prior to such amendment. The PMI Group guarantees the obligations of PMI under its capital support agreements with PMI Ltd, PMI Indemnity and PMI Europe.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at December 31, 2002 was 11.3 to 1 compared to 13.0 to 1 at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe that the following critical accounting policies involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Monthly premiums are earned as coverage is provided. Annual premiums are earned on a monthly pro-rated basis over the year of coverage. Single premiums are earned in proportion to the expiration of the underlying risk. A portion of single premiums are recognized in income in the current period, with the remaining portion deferred as unearned premiums and earned over the expected policy terms. The earning cycle for single premiums is a range of seven to 15 years. The premiums earning process begins with the notification of risk generally upon receipt of initial premium payment.

We recognize earnings for single premiums based on expiration of risk to match premiums earned with the related risk. Generally risk is higher in the earlier years of each policy, and thus we recognize a greater portion of premium earnings in the earlier years of a policy life. Single premiums written accounted for approximately 10% of gross premiums written from mortgage insurance operations in 2002. The earnings pattern calculations are based on estimated expiration of risk and, accordingly, we review our premium earnings cycle regularly and any adjustments to the estimates are reflected in the current year’s operating results.

In 2001, we refined the loss reserve estimation process of our international mortgage insurance operations to be based upon a methodology and estimates consistent with those applied to our U.S. operations. In connection with the refinement in the provisioning policy, we updated the assumptions used to determine the rates of premiums earned and shortened the duration of the expected policy life of single premium products, which resulted in an acceleration of earnings in the first two policy years.

Title insurance premiums are recognized as revenue on the effective date of the title insurance policy. Fee income of the non-insurance subsidiaries is earned as the services are provided.

Reserves For Losses and Loss Adjustment Expenses—We establish reserves for losses and loss adjustment expenses, or LAE, to recognize the estimated liability for potential losses and related loss expenses in connection with a borrower default on their mortgage payments. Our losses and LAE reserves are estimated based on unpaid losses and LAE on reported mortgage loans in default, as well as estimated defaults incurred but not reported by the lender. Our loss reserves are determined by assumptions primarily derived from an analysis of default and recovery experience. Key assumptions used in the estimation process, including expected claim rates, average claim sizes, claim severity, and expected costs to settle claims, could have significant effects on the reserve balances. We regularly evaluate our estimates and assumptions based upon historical experience adjusted for current economic conditions and projected future economic trends.

We do not rely on a single estimate to determine our loss reserves. To ensure the reasonableness of the estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of reasonable possible losses and LAE. Each scenario in the loss reserve model is assigned different weightings to actual claims experience in prior years to project the current liability. Our estimate was approximately the midpoint of this range for 2002, which represented the most reasonable estimate based on our analysis and assessment of current economic conditions.

Changes in loss reserves can materially affect our net income. The process of reserving for losses requires significant judgment of management and the establishment of loss reserves is subject to inherent uncertainty associated with key assumptions used in our analysis. Different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We monitor the reasonableness of the judgments made in our prior year estimation process and adjust our current year assumptions as appropriate. However, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

Deferred Policy Acquisition Costs—Our policy acquisition costs are related to the issuance of primary mortgage insurance policies, including acquiring, underwriting and processing new business, as well as sales and marketing related activities. We defer policy acquisition costs when incurred and amortize these costs in proportion to related premiums earned for each policy year. The estimates for each policy year are updated regularly to reflect actual experience and any changes to key assumptions such as persistency or loss development. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current year’s operating results.

INVESTMENT CONSIDERATIONS

General economic factors may adversely affect our loss experience and demand for mortgage insurance.

Our losses result from borrowers’ inability to continue to make mortgage payments. The amount of any loss depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, reducing, and in some cases even eliminating, the risk of a loss from a mortgage default. We believe that our loss experience could materially increase as a result of:

•	national or regional economic recessions;

•	declining values of homes;

•	higher unemployment rates;

•	deteriorating borrower credit;

•	interest rate volatility;

•	war, terrorist activity or political instability; or

•	combinations of these factors.

These factors could also materially reduce demand for housing and, consequently, demand for mortgage insurance. The United States has experienced an economic downturn. If this economic downturn continues or worsens, our loss experience could suffer and demand for mortgage insurance could decline.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums we earn each year is generated from insurance policies that we have written in previous years. As a result, the length of time that insurance remains in force is an important determinant of PMI’s revenues. Under certain of our master policies, the policy owner or servicer of the loan may cancel insurance coverage at any time. In addition, the Homeowners Protection Act of 1998 provides for the automatic termination or cancellation of mortgage insurance upon a borrower’s request if specified conditions are satisfied. Factors that tend to reduce the length of time that PMI’s insurance remains in force include:

•	current mortgage interest rates falling below the rates on the mortgages underlying PMI’s insurance in force, which frequently results in borrowers refinancing their mortgages and canceling their existing mortgage insurance;

•	appreciation in home values experienced by the homes underlying the mortgages of the insurance in force, which can result in the cancellation of mortgage insurance; and

•	changes in the mortgage insurance cancellation policies of mortgage lenders and investors.

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

Since we generally cannot cancel mortgage insurance policies or adjust renewal premiums, our financial performance could suffer.

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

On February 20, 2002, the Office of Federal Housing Enterprise Oversight, or OFHEO, finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. Under the rule, which became effective in the third quarter of 2002, OFHEO tests the GSEs’ capital position every quarter. PMI has an “AA+” rating. It is not apparent at this point that the finalized rule will result in the GSEs increasing their use of either “AAA”-rated mortgage insurers instead of “AA”-rated entities or credit protection counterparties other than mortgage insurers. Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement as a result of the new OFHEO risk-based capital rule, or a tiering of mortgage insurers based on their credit rating, could adversely affect our financial condition and results of operations.

PMI’s revenues and profits could decline if we lose market share as a result of industry competition.

The principal sources of PMI’s competition include:

•	other private mortgage insurers, some of which are subsidiaries of well-capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have;

•	federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration, or FHA, and the Veterans Administration, or VA; and

•	mortgage lenders that choose not to insure against borrower default, self-insure through affiliates or offer residential mortgage products that do not require mortgage insurance.

If we are unable to compete successfully, our business will suffer.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profits.

Alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the FHA and the VA;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank;

•	investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs;

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage; and

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, which is referred to as an 80/10/10 loan, rather than a first mortgage with a 90% loan-to-value ratio.

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

PMI is dependent upon a small number of customers. Through their various origination channels, PMI’s top ten customers accounted for approximately 44% of PMI’s premiums earned in 2002. The loss of business from any major customer, through the use of self-insurance, other types of credit enhancement or otherwise, could seriously harm our business and results of operations.

Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. For one type of negotiated transaction, modified pool insurance, the majority of PMI’s business in 2002 came through PMI’s participation in a market outreach program offered by Fannie Mae in which PMI’s modified pool insurance product enhances the primary coverage offered by PMI and other insurers. This market outreach program allows lenders to take a more comprehensive view of a borrower’s creditworthiness and expand the benefit of conventional financing to homeowners. The loss of Fannie Mae as a customer of PMI could reduce our revenue, and if not replaced, harm our financial condition and results of operations.

PMI could lose premium revenue if the GSEs reduce the level of private mortgage insurance coverage required for low down payment mortgages or reduce their need for mortgage insurance.

The GSEs are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of home loans from lenders or investors. The GSEs offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, or if they further reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenue would decline and our financial condition and results of operations could suffer.

In the past, Freddie Mac has sought a permanent charter amendment that would allow it to utilize alternative forms of default loss protection or otherwise forego the use of private mortgage insurance on higher loan-to-value mortgages. Fannie Mae has announced its intention to increase its share of revenue associated with the management of mortgage credit risk and interest rate risk by retaining mortgage credit risk previously borne by a number of other parties, including mortgage insurers. The reduction by the GSEs in their use or required level of mortgage insurance could reduce our revenue.

Products introduced by the GSEs, if widely accepted, could harm our profitability.

The GSEs have products for which they will, upon receipt from lenders of loans with primary mortgage insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Under these programs, the GSEs may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to the GSEs for the benefits provided through the reduced insurance coverage or the services provided. These new products may prove to be less profitable than PMI’s traditional mortgage insurance business and, if they become widely accepted, could harm our financial condition and results of operations.

Lobbying activities by large mortgage lenders calling for expanded federal oversight and legislation relating to the role of the GSEs in the secondary mortgage market could damage PMI’s relationships with those mortgage lenders and the GSEs.

Together with the GSEs and mortgage lenders, we jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the parties. In 1999, a coalition of financial services and housing-related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, formed FM Watch, a lobbying organization that supports federal oversight of the GSEs. The GSEs in turn have criticized the activities of FM Watch. These activities could polarize Fannie Mae, Freddie Mac and members of FM Watch as well as PMI’s customers and us. As a result of any such polarization, PMI’s relationships with the GSEs could limit PMI’s opportunities to do business with some mortgage lenders. Conversely, PMI’s relationships with these large mortgage lenders could limit PMI’s ability to do business with the GSEs. Either of these outcomes could harm our financial condition and results of operations.

The institution of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae is in the process of revising its approval requirements for mortgage insurers, including PMI. We have been in discussions with Fannie Mae about its proposed guidelines, and we anticipate that the new requirements will be finalized during 2003 to be effective at a later date. The guidelines as proposed would cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, allow for other approved types of mortgage insurers rated below “AA,” and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. We do not know what form the eligibility guidelines will ultimately take or whether any new guidelines will be issued.

HUD’s proposed RESPA reform regulation, if implemented in its current form, could harm our profitability.

The U.S. Housing and Urban Development Department, or HUD, has proposed the Real Estate Settlement Procedures Act of 1974, or RESPA, Proposed Rule to Simplify and Improve the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers, or RESPA Rule, which if implemented would give lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. To promote the use of a GMP, qualifying packages would be entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance and title insurance are included in the package to the extent an upfront premium is charged. This could encompass some, but not all, of the premiums charged by a mortgage insurer or a title insurer with respect to a single loan. Inclusion in the package could cause settlement service providers, such as mortgage insurers and title insurers, to experience reductions in the prices of their services or products. The public comment period on the RESPA Rule terminated on October 28, 2002. The Mortgage Insurance Companies of America submitted comments on behalf of the mortgage guaranty insurance industry, including PMI. The American Land Title Association, the trade association for title insurers, also submitted comments on behalf of its members, including our title insurance company American Pioneer Title Insurance Company. We do not know what form the final rule will ultimately take. HUD has stated that it intends to publish the final RESPA Rule in the spring of 2003.

Mortgage lenders increasingly require us to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive mortgage reinsurance companies, which will reduce PMI’s net premiums written.

PMI’s customers have indicated an increasing demand for captive mortgage reinsurance agreements. Under these agreements, a reinsurance company, which is usually an affiliate of the customer, assumes a portion of the mortgage insurance default risk on mortgage loans originated by the customer in exchange for a portion of the insurance premiums. An increasing percentage of PMI’s new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. An increase in captive mortgage reinsurance agreements will decrease PMI’s net premiums written, which may negatively impact the yield that we obtain on net premiums earned for customers with captive mortgage reinsurance agreements. If we do not provide PMI’s customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive mortgage reinsurance agreements, PMI’s competitive position may suffer.

The premiums PMI charges for mortgage insurance on less-than-A quality loans and non-traditional loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s primary insurance and modified pool insurance written includes less-than-A quality loans and non-traditional loans. The credit quality, loss development and persistency, which is the percentage of insurance policies at the beginning of a 12-month period that remain in force at the end of the period, on these loans can vary significantly from PMI’s traditional A-quality loan business. We have experienced higher default rates for these loans and expect that trend to continue. We cannot be sure that this book of business will generate the same returns as PMI’s standard business or that the premiums that PMI charges on less-than-A quality loans and non-traditional loans will adequately offset the associated risk.

PMI’s primary risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At December 31, 2002, approximately:

•	42% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have higher claims frequency rates than mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

•	7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience 97s have higher claims frequency rates than 95s. We also insure mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s. In 2002, 2.7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 97%

•	9% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, although ARMs have lower initial interest rates, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole.

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

We provide contract underwriting services for a fee. These services help PMI’s customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As a part of PMI’s contract underwriting services, we provide monetary and other remedies to PMI’s customers in the event that we fail to properly underwrite a mortgage loan. Such remedies may include:

•	the purchase of additional mortgage insurance;

•	assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or

•	the provision of indemnification to customers in the event that the loans default for varying reasons, including, but not limited to, underwriting errors.

Generally, the scope of these remedies is in addition to those contained in PMI’s master policies. The number of remedies we provided in 2002 increased compared to 2001. Worsening economic conditions or other factors that could continue to increase PMI’s default rate could also cause the number and severity of the remedies that must be offered by PMI’s wholly-owned subsidiary, PMI Mortgage Services Co., to increase. Such an increase could have a material effect on our financial condition or results of operations. There are limitations on the number of available underwriting personnel and heavy price competition among mortgage insurance companies. PMI’s inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy PMI’s underwriting services obligations could harm our financial condition and results of operations.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies. As of December 31, 2002, approximately 91% of PMI’s risk in force was written after December 31, 1997. As a result, we believe PMI’s loss experience may increase as PMI’s policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our financial condition and results of operations and cash flows would be harmed.

Our loss reserves may be insufficient to cover claims paid and loss-related expenses incurred.

We establish loss reserves to recognize the liability for unpaid losses related to insurance in force on mortgages that are in default. These loss reserves are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs, including legal and other fees, of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments, which may be material, resulting from these reviews are reflected in our consolidated results of operations. Our reserves may not be adequate to cover ultimate loss development on incurred defaults. Our financial condition and results of operations could be seriously harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

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

PMI’s settlement in the Baynham litigation contains a three-year injunction terminating on December 31, 2003 which relates, in part, to the terms upon which we offer certain products and services. As some of PMI’s competitors have not agreed to abide by the terms of the injunction, PMI’s compliance with the injunction could inhibit its ability to compete with respect to the offering of new products and structures through the end of this year, and this could have a material adverse effect upon our financial condition and results of operations.

If our claims-paying ability is downgraded below “AA-”, mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by us, which could materially harm our financial performance.

The claims-paying ability of PMI, our largest wholly-owned subsidiary, is currently rated “AA+” (“excellent”) by Standard and Poor’s, or S&P, “Aa2” (“excellent”) by Moody’s Investor Service, or Moody’s, and “AA+” (“very strong”) by Fitch Ratings, or Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or outstanding debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

•	underwriting or investment losses;

•	the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements;

•	other adverse developments in PMI’s financial condition or results of operations; or

•	changes in the views of rating agencies of our risk profile.

If PMI’s claims-paying ability rating falls below “AA-” from S&P or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, will not purchase mortgages insured by us, which would seriously harm our financial condition and results of operations. In January 2003, Fitch announced that it had revised its rating outlook for the U.S. private mortgage insurance industry from “Stable” to “Negative,” due to a variety of factors affecting the industry’s long-term fundamentals. Fitch currently maintains a “Stable” rating outlook on all eight U.S. private mortgage insurers, including PMI, but it has stated that it may change some insurers’ rating outlooks to “Negative” in 2003.

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

Other factors affecting PMI’s risk-to-capital ratio include:

•	limitations under the runoff support agreement with Allstate Insurance Company, which prohibit PMI from paying any dividends if, after the payment of the dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1;

•	our credit agreement; and

•	capital requirements necessary to maintain our credit ratings and PMI’s claims-paying ability ratings.

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

We may not be able to raise additional funds, or do so on a timely basis, in order to make a capital contribution to PMI. In addition, third party credit enhancements may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI’s statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI’s risk-to-capital ratio could limit its ability to write new business, impair PMI’s ability to pay dividends to The PMI Group and seriously harm our financial condition and results of operations.

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

We have subsidiaries in Australia and Europe. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, we are subject to a number of risks associated with international business activities. These risks include:

•	the need for regulatory and third party approvals;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	economic downturns in the foreign mortgage origination markets targeted, particularly the economies of Australia and Europe;

•	interest rate volatility in a variety of countries;

•	unexpected changes in foreign regulations and laws;

•	the burdens of complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations;

•	potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries;

•	the need to integrate our domestic insurance subsidiaries’ risk management technology systems and products with those of our foreign operations;

•	the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and mortgage securitizations;

•	PMI Australia’s loss of a significant customer;

•	risks related to global economic turbulence; and

•	war, terrorist activity and political instability.

The performance of our unconsolidated strategic investments could harm our consolidated financial results.

We have made significant investments in the equity securities of several privately-held companies, including:

•	Fairbanks, which is the parent company of Fairbanks Capital, a third-party servicer of single-family residential mortgages specializing in the resolution of nonperforming, subperforming, subprime, Alternative A and home equity loans;

•	RAM Re Holdings, which are the holding companies for RAM Re, a financial guaranty reinsurance company based in Bermuda;

•	CMG, which offers mortgage insurance for loans originated by credit unions; and

•	Truman, which is the general partner and majority-owner of Truman Fund, a purchaser of residential whole loans.

Fairbanks, RAM Re Holdings, CMG and Truman are accounted for on the equity method of accounting in our consolidated financial statements. Our investments in these unconsolidated strategic investments totaled $289.8 million as of December 31, 2002, compared to $204.9 million as of December 31, 2001, and our equity in earnings from these unconsolidated strategic investments was $44.2 million in 2002, compared to $18.8 million in 2001. Although our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our claims-paying ability ratings by rating agencies, we currently expect to make additional strategic investments in the future.

The nature of the businesses conducted by Fairbanks, RAM Re and Truman differs significantly from our core business of providing residential mortgage insurance. Accordingly, these companies are subject to a number of significant risks that arise from the nature of their business. For example, Fairbanks’ business is subject to extensive regulation, supervision and licensing by various state and federal agencies. On the federal level, Fairbanks’ business is regulated by, among other statutes and regulations, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, RESPA, the Truth in Lending Act and the Home Ownership and Equity Protection Act of 1994. Fairbanks is also subject to the laws of the states in which it is licensed as a debt collector relating to its practices, procedures and type and amount of fees it can collect from borrowers. Subprime servicers, including Fairbanks, have come under increasing regulatory and public scrutiny. In October 2002, the Federal Trade Commission, or FTC, informed Fairbanks that it is the subject of an FTC investigation to determine whether Fairbanks’ loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC. In March 2003, Senators Barbara Mikulski and Paul Sarbanes requested the U.S. Department of Housing and Urban Development to initiate an investigation into Fairbanks’ servicing practices. Failure to comply with applicable regulations can lead to, among other remedies, termination or suspension of licenses, class action lawsuits and administrative enforcement actions. Also in March 2003, S&P placed its “Strong” residential subprime and residential special service rankings assigned to Fairbanks on “CreditWatch with negative implications.” S&P stated that the CreditWatch placement reflected increased regulatory scrutiny of Fairbanks’ servicing practices.

State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending and servicing practices in the subprime lending industry. State, local and federal governmental agencies have imposed sanctions for practices, including, but not limited to, charging borrowers excessive fees and failing to adequately disclose the material terms of loans or servicing or collection requirements to borrowers. It is possible that in the future, state, local or federal authorities will seek to require changes in Fairbanks’ business, including reimbursement to borrowers of fees previously charged, impose fines on Fairbanks, or move to revoke its licenses to operate as a servicing organization.

Fairbanks is also subject to private litigation, including a number of purported class action suits, alleging violations of federal and state laws governing the activities of servicers. We expect that as a result of the publicity surrounding lending and servicing practices, Fairbanks may be subject to other purported class action suits in the future.

Fairbanks has procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive which could hinder Fairbanks ability to operate profitably.

Our investment in Fairbanks, and consequently our financial results, could be negatively impacted by the ultimate resolution of the litigation and/or pending or threatened actions involving Fairbanks.

RAM Re is also subject to various risks. For example, RAM Re could be harmed by a downgrade or withdrawal of its claims paying ratings by one or more of the rating agencies or failing to establish itself as a significant market participant since it is currently the smallest of the financial guaranty reinsurers.

Our unconsolidated strategic investments could also be harmed by interest rate volatility, the loss of key personnel and their failure to execute their future business plans. Fairbanks could also be harmed by a devaluation of its servicing portfolio.

We do not control the companies in which we strategically invest. Accordingly, we are entirely dependant upon their management to operate their businesses. We may never realize any return on these investments and we may suffer a complete loss of these investments, which could materially and adversely affect our financial condition and results of operations.

We do not control Fairbanks and cannot prevent Fairbanks from defaulting on its indebtedness, which default could under certain circumstances constitute an event of default under our convertible debentures.

Under the terms of the indenture for our 2.5% Senior Convertible Debentures due July 15, 2021, an event of default would occur upon a failure to pay when due, or a default that results in the acceleration of, any indebtedness for borrowed money of The PMI Group or of our designated subsidiaries in an aggregate amount of $25 million or more, unless the acceleration is rescinded, stayed or annulled within 30 days after written notice of default is given to us. If there is an event of default on our convertible debentures, the principal amount of our convertible debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable. Under the indenture, “designated subsidiaries” means PMI, PMI Australia, PMI Mortgage Insurance Australia (Holdings) Pty Limited, or PMI Australia Holdings, and any other existing or future, direct or indirect, subsidiary of The PMI Group whose assets constitute 15.0% or more of the total assets of The PMI Group on a consolidated basis. Under the indenture, a company is a “subsidiary” of The PMI Group if we own or control at least a majority of its outstanding voting stock. As of February 28, 2003, PMI, PMI Australia, PMI Australia Holdings and Fairbanks were designated subsidiaries of The PMI Group for purposes of the indenture.

Fairbanks utilizes various notes payable and line of credit arrangements to finance servicing advances that it makes in the normal course of business and to finance the acquisition of mortgage servicing rights. These borrowing arrangements require repayment of the financed amount as servicing receivables are collected or in the case of mortgage servicing rights, using monthly amortizing payments not to exceed 18 months. Financing counterparties include various Wall Street investment banks and national commercial lenders. Fairbanks’ total notes payable, cash and cash equivalents and shareholders equity as of December 31, 2002 were approximately $261 million, $44 million and $177 million, respectively. As of December 31, 2002, Fairbanks owned approximately $140 million of purchased mortgage servicing rights.

We cannot necessarily prevent Fairbanks from failing to pay or defaulting on its indebtedness because provisions of an agreement among the shareholders of Fairbanks limit our ability to control Fairbanks’ operations, and also because events of default under the agreements governing Fairbanks’ indebtedness may result from events outside Fairbanks’ or our control. For example, under some of these agreements, a default may result from acts by affiliates of Fairbanks, which may include entities over which Fairbanks does not have complete control. In addition, a default may occur as a result of certain actions by rating agencies with respect to Fairbanks’ ratings. Upon the occurrence of an event of default, we may not have sufficient funds to pay the amounts due under our convertible debentures. If we do not have sufficient funds on hand or available to us through the declaration and payment of dividends by our subsidiaries (which dividends are subject to significant restrictions), we will need to seek additional financing to obtain the cash due on the convertible debentures. Additional financing may not be available to us in the amounts necessary or on terms we deem favorable.

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

While we intend to protest the tax assessments we received in 2002 and 2003, and any future assessment we may receive, from the California Franchise Tax Board, there can be no assurance as to the ultimate outcome of these protests.

In the fourth quarter of 2002, we received a notice of assessment from the California Franchise Tax Board, or FTB, for 1997 in the amount of $2.8 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. In the first quarter of 2003, we received a second notice of assessment from the FTB for the years 1998 through 2000 in the amount of $11.1 million, not including federal tax benefits or interest. The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997. While we intend to protest the current and any future assessments, we cannot assure you as to the ultimate outcome of these protests.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The fair value of investments in our portfolio is interest rate sensitive and is subject to change based on interest rate movements. A 100 basis points increase or decrease in interest rates would result in a range of 4-8% decrease or increase in the value of our fixed-income investment portfolio. These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates. At year-end 2002, $2.3 billion of the $2.5 billion total investment portfolio was in fixed-income securities, including municipal bonds, U.S. Government bonds, corporate bonds and preferred stock. The effective duration of our fixed-income investment portfolio was 4.4 years at December 31, 2002, and we do not expect to recognize any adverse impact to our income or cash flows based on the above projection.

As of December 31, 2002, $377.3 million of our invested assets were held by PMI Australia and were denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.562 U.S. dollars at December 31, 2002 compared to 0.509 at December 31, 2001. As of December 31, 2002, $93.1 million of our invested assets were held by PMI Europe and were predominantly denominated in Euros. The value of the Euro appreciated relative to the U.S. dollar to 1.049 at December 31, 2002 compared to 0.890 at December 31, 2001.

Item 8.    Financial Statements and Supplementary Data

THE PMI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands except per share data)
REVENUES
Premiums earned	$904,510	$754,771	$634,362
Interest and dividend income	123,062	131,834	107,556
Equity in earnings of unconsolidated subsidiaries	44,225	18,788	11,880
Net realized investment gains	1,329	11	432
Other	48,236	31,559	8,342

Total revenues	1,121,362	936,963	762,572

LOSSES AND EXPENSES
Losses and loss adjustment expenses	167,263	114,735	100,772
Amortization of deferred policy acquisition costs	83,393	81,782	77,337
Other underwriting and operating expenses	355,809	271,729	186,378
Lease abandonment and relocation costs	12,183	—	—
Litigation settlement charge	12,222	—	5,700
Interest expense	15,672	14,147	10,210
Distributions on mandatorily redeemable preferred securities	4,030	7,604	8,309

Total losses and expenses	650,572	489,997	388,706

Income before income taxes and extraordinary item and cumulative effect of a change in accounting principle	470,790	446,966	373,866
Income taxes	131,745	134,949	113,654

Income before extraordinary item and cumulative effect of a change in accounting principle	339,045	312,017	260,212
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	(4,805)	—
Cumulative effect of a change in accounting principle	7,172	—	—

Net income	$346,217	$307,212	$260,212

PER SHARE DATA
Basic:
Income before extraordinary item and cumulative effect of a change in accounting principle	$3.77	$3.51	$2.94
Extraordinary loss on extinguishment of debt, net of tax	—	(0.05)	—
Cumulative effect of a change in accounting principle	0.08	—	—

Basic net income	$3.85	$3.46	$2.94

Diluted:
Income before extraordinary item and cumulative effect of a change in accounting principle	$3.71	$3.44	$2.89
Extraordinary loss on extinguishment of debt, net of tax	—	(0.05)	—
Cumulative effect of a change in accounting principle	0.08	—	—

Diluted net income	$3.79	$3.39	$2.89

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
	(Dollars in thousands except per share data)
ASSETS
Investments—available for sale at fair value:
Fixed income securities	$2,317,645	$2,078,875
Equity securities:
Common	79,575	69,264
Preferred	86,073	92,266
Short-term investments	36,426	29,408

Total investments	2,519,719	2,269,813

Cash and cash equivalents	217,763	129,796
Investments in unconsolidated subsidiaries	289,795	204,886
Accrued investment income	35,921	35,480
Deferred policy acquisition costs	85,210	77,903
Premiums receivable	58,660	57,515
Reinsurance receivable and prepaid premiums	60,078	59,251
Reinsurance recoverable	3,846	6,068
Property and equipment, net of accumulated depreciation	177,418	66,628
Other assets	68,639	82,612

Total assets	$3,517,049	$2,989,952

LIABILITIES
Reserves for losses and loss adjustment expenses	$350,841	$314,590
Unearned premiums	232,877	208,580
Long-term debt	422,950	422,950
Reinsurance payable	40,506	31,201
Deferred income taxes	83,034	63,852
Other liabilities and accrued expenses	144,508	113,591

Total liabilities	1,274,716	1,154,764

Commitments and contingencies (note 8 and 13)

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	48,500	48,500

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized, and none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized, and 105,587,554 shares issued	1,056	1,056
Additional paid-in capital	267,234	267,234
Treasury stock, at cost (15,644,148 and 16,424,950 shares)	(342,093)	(334,232)
Retained earnings	2,149,877	1,811,839
Accumulated other comprehensive income, net of deferred taxes	117,759	40,791

Total shareholders’ equity	2,193,833	1,786,688

Total liabilities, mandatorily redeemable preferred securities and shareholders’ equity	$3,517,049	$2,989,952

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the three years ended December 31, 2002, 2001, and 2000
	Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Income
		Shares	Amount		Shares	Amount	Retained Earnings		Total
	(In thousands)
BALANCE, DECEMBER 31, 1999		105,588	$1,056	$265,300	(16,184)	$(327,891)	$1,258,617	$20,186	$1,217,268
Stock grants from exercise of stock options		—	—	1,934	486	7,113	—	—	7,113
Shares issuance under ESPP		—	—	—	47	688	—	—	688
Repurchase of common stock		—	—	—	(1,276)	(24,017)	—	—	(24,017)
Issuance of treasury stock		—	—	—	53	776	—	—	2,710
Dividends declared		—	—	—	—	—	(7,078)	—	(7,078)
Net income	$260,212	—	—	—	—	—	260,212	—	260,212
Change in unrealized net gains on investments, net of tax $28,176	50,575	—	—	—	—	—	—	50,575	50,575
Reclassification for realized gains included in net income, net of tax	(281)	—	—	—	—	—	—	(281)	(281)
Change in currency translation loss	(7,979)	—	—	—	—	—	—	(7,979)	(7,979)

Total Comprehensive Income:	$302,527

BALANCE, DECEMBER 31, 2000		105,588	1,056	267,234	(16,874)	(343,331)	1,511,751	62,501	1,499,211
Stock grants from exercise of stock options		—	—	—	318	6,444	—	—	6,444
Shares issuance under ESPP		—	—	—	53	1,074	—	—	1,074
Issuance of treasury stock		—	—	—	78	1,581	—	—	1,581
Dividends declared		—	—	—	—	—	(7,124)	—	(7,124)
Net income	$307,212	—	—	—	—	—	307,212	—	307,212
Change in unrealized losses on investments, net of tax benefit $6,830	(11,324)	—	—	—	—	—	—	(11,324)	(11,324)
Reclassification for realized gains included in net income, net of tax	(7)	—	—	—	—	—	—	(7)	(7)
Change in currency translation loss	(10,379)	—	—	—	—	—	—	(10,379)	(10,379)

Total Comprehensive Income:	$285,502

BALANCE, DECEMBER 31, 2001		105,588	1,056	267,234	(16,425)	(334,232)	1,811,839	40,791	1,786,688
Stock grants from exercise of stock options		—	—	—	931	17,674	—	—	17,674
Shares issuance under ESPP		—	—	—	67	1,272	—	—	1,272
Repurchase of common stock		—	—	—	(217)	(26,807)	—	—	(26,807)
Dividends declared		—	—	—	—	—	(8,179)	—	(8,179)
Net income	$346,217	—	—	—	—	—	346,217	—	346,217
Change in unrealized net gains on investments, net of taxes $21,253	46,074	—	—	—	—	—	—	46,074	46,074
Reclassification for realized gains included in net income, net of tax	(864)	—	—	—	—	—	—	(864)	(864)
Change in currency translation gain	31,758	—	—	—	—	—	—	31,758	31,758

Total Comprehensive Income:	$423,185

BALANCE, DECEMBER 31, 2002		105,588	$1,056	$267,234	(15,644)	$(342,093)	$2,149,877	$117,759	$2,193,833

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$346,217	$307,212	$260,212
Extraordinary charge from early extinguishment of debt	—	4,805	—
Cumulative effect of a change in accounting principle	(7,172)	—	—

Income before extraordinary item and a change in accounting principle	339,045	312,017	260,212
Adjustments to reconcile net income before extraordinary item and a change in accounting principle to net cash provided by operating activities:
Net realized investment gains	(1,329)	(11)	(432)
Equity in earnings of unconsolidated subsidiaries	(44,225)	(18,788)	(11,880)
Depreciation and amortization	17,945	13,107	10,592
Deferred income taxes	(2,071)	(4,804)	(28,834)
Changes in:
Accrued investment income	(441)	(11,986)	(1,436)
Deferred policy acquisition costs	(7,307)	(10,894)	2,570
Premiums receivable	(1,145)	(16,153)	(10,703)
Reinsurance receivable, net of payable	8,478	(11,230)	(1,673)
Reinsurance recoverable	2,222	3,143	2,224
Reserves for losses and loss adjustment expenses	36,251	14,628	13,089
Unearned premiums	24,297	(213)	(11,223)
Income taxes payable	(7,202)	8,608	10,391
Other	58,692	33,977	(1,270)

Net cash provided by operating activities	423,210	311,401	231,627

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	634,122	321,036	193,141
Proceeds from sales of equity securities	71,850	119,090	53,370
Investment purchases:
Fixed income securities	(783,565)	(718,561)	(267,346)
Equity securities	(99,556)	(104,775)	(145,258)
Net (increase) decrease in short-term investments	(6,922)	64,127	(235)
Investments in unconsolidated subsidiaries, net of distributions	(38,349)	(54,840)	(26,590)
Acquisitions of wholly-owned subsidiaries	—	(60,166)	—
Capital expenditures and capitalized software, net of dispositions	(128,541)	(26,408)	(20,070)

Net cash used in investing activities	(350,961)	(460,497)	(212,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of treasury stock	18,946	9,099	8,577
Repurchases of common stock	(26,807)	—	(24,017)
Dividends paid to shareholders	(8,179)	(7,124)	(7,078)
Proceeds from issuance of senior convertible debentures	—	351,900	—
Repayments of debt	—	(75,706)	—
Purchase of redeemable capital securities	—	(55,969)	—

Net cash (used in) provided by financing activities	(16,040)	222,200	(22,518)

Effect of the change in currency translations on cash	31,758	(10,379)	(7,979)
Net increase (decrease) in cash and cash equivalents	87,967	62,725	(11,858)
Cash and cash equivalents at beginning of year	129,796	67,071	78,929

Cash and cash equivalents at end of year	$217,763	$129,796	$67,071

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the years for:
Interest paid and preferred securities distributions	$16,059	$10,427	$10,297
Income taxes paid, net of refunds	$28,455	$22,130	$26,228
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$1,062	$—	$—

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“TPG”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation; PMI Ltd and PMI Indemnity (collectively, “PMI Australia”), Australian mortgage insurance companies; PMI Europe, an Irish insurance corporation; and other insurance, reinsurance and non-insurance subsidiaries. TPG and its subsidiaries are collectively referred to as the “Company.” The Company has equity interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; Truman Capital Founders, LLC (“Truman”), and RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively, “RAM Re”), financial guaranty reinsurance companies based in Bermuda. The Company’s percentage ownership of voting and non-voting equity securities of Fairbanks, CMG, RAM Re, and Truman as of December 31, 2002 were 56.8%, 50.0%, 24.9% and 19.6%, respectively. Because the Company has significant but not controlling interests in these entities they are accounted for on the equity method of accounting in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The results of Fairbanks and Truman are reported on a one-month lag basis, and RAM Re is reported on a quarter lag basis. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 2.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—The Company, through its subsidiaries, primarily writes residential mortgage guaranty insurance, or primary insurance, and mortgage pool insurance, or pool insurance. In addition, the Company writes title insurance through its title insurance subsidiary, APTIC. Primary insurance and pool insurance provide protection to mortgage lenders against losses in the event of borrower default and assist lenders and investors in selling mortgage loans in the secondary market. Title insurance protects mortgagors and lenders against losses resulting from title defects, liens and encumbrances in existence as of the effective date of the policy. The Company currently employs contract underwriters to underwrite loans in connection with our mortgage insurance operations as directed by certain mortgage originators. The Company receives a fee from the mortgage originator for underwriting services.

Basis of Accounting—The financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Risks and uncertainties—PMI is dependent upon mortgage originators in order to insure mortgage loans. In the event any of its top ten customers choose to stop providing PMI with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. Our U.S. mortgage insurance operations’ top ten customers generated approximately 44% of its premiums earned in 2002.

The Company’s various U.S. insurance subsidiaries are subject to comprehensive federal and state regulation. The Company’s Australian and Irish insurance subsidiaries are subject to similarly comprehensive regulation. These regulations are generally intended to protect policyholders, rather than to benefit investors. Although their scope varies, applicable laws and regulations grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. The licensing of the Company’s insurance subsidiaries, their premium rates, their forms and policies offered to customers, their financial statements and periodic financial reporting, and their permissible investments and adherence to financial standards relating to statutory surplus, dividends to the Company and other criteria of solvency are all subjects of detailed regulation.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company establishes loss reserves to recognize the liability of unpaid losses related to insurance in force on mortgages that are in default. These loss reserves are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments due to positive or adverse developments, which may be material, resulting from these reviews would impact current reserve requirements. Our reserves may not be adequate to cover ultimate loss development on incurred defaults. Our financial condition and results of operations could be seriously harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

The Company does not control Fairbanks and cannot prevent Fairbanks from defaulting on its indebtedness. Such a default could under certain circumstances constitute an event of default under the indenture relating to the Company’s convertible debentures. Upon the occurrence of an event of default, the Company may not have sufficient funds to pay the amounts due under the convertible debentures. If the Company does not have sufficient funds on hand or available to it through the declaration and payment of dividends by its subsidiaries (which dividends are subject to significant restrictions), the Company would need to seek additional financing to obtain the cash due on the convertible debentures. Additional financing may not be available in the amounts necessary or on favorable terms.

Significant accounting policies are as follows:

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company reclassified all cash equivalents previously reflected as short-term investments to conform to the current year presentation. The amount reclassified was approximately $168 million as of December 31, 2002 and approximately $108 million as of December 31, 2001.

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value, based on quoted market prices, with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and if such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s earnings.

The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income is recognized on an accrual basis and dividend income is recorded on the date of declaration.

Investments in Unconsolidated Subsidiaries—Investments in unconsolidated subsidiaries with ownership interests of 20-50% are accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. The Company generally reports the equity earnings of its unconsolidated subsidiaries on either a one-month or one-quarter lag basis. Fairbanks, the Company’s most significant unconsolidated subsidiary, is accounted for on a one-month lag. The investment in Fairbanks includes a goodwill component of approximately $35 million. During the third quarter of 2002, the Company acquired an additional

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.1% interest in Fairbanks for $48.5 million, increasing the Company’s ownership interest in Fairbanks to 56.8%. As a result of an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks, the Company continues to report its investment in Fairbanks using the equity method of accounting in accordance with EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. The cost basis of the investments in unconsolidated subsidiaries reflects the Company’s share of net unrealized gains and losses on the unconsolidated subsidiaries investment portfolio.

The Securities and Exchange Commission requires public companies to disclose condensed financial statement information in the footnotes for significant unconsolidated subsidiaries, individually or in the aggregate if income from unconsolidated subsidiaries is in excess of 10% of total income. In 2002, this income test was exceeded for unconsolidated subsidiaries in the aggregate for the Company. As such, a footnote has been provided for the Company’s proportionate share of balance sheet and statement of operations line items. The condensed financial statements have been presented on a combined basis in the footnotes.

Property and Equipment—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, generally three to five years. As a result, the Company capitalized costs associated with software developed for internal use of $25.2 million in 2002, $16.1 million in 2001 and $16.3 million in 2000.

Policy Acquisition Costs—The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting for Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. The estimates for each underwriting year are updated regularly to reflect actual experience and any changes to key assumptions such as persistency or loss development.

Losses and Loss Adjustment Expenses—The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each report year, net of salvage recoverable. The Company also reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes for the estimated number of defaults not reported.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title policy claims reserves are established based on estimated amounts required to settle claims, including expenses for defending claims, for which notice has been received and an amount estimated to satisfy future claims incurred but not reported for policies issued through December 31, 2002. Management believes that the title policy claim reserves at December 31, 2002 are appropriately established in the aggregate and are adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred as of that date.

The Company’s reserving process is based upon assumptions from past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, including the real estate market, housing values, unemployment rates and their effect on recent claim rates and claim severity. Therefore, the reserves are necessarily based on estimates and the ultimate liability may vary materially from such estimates. Management regularly reviews the evaluation of the loss reserves utilizing current information and updates the assumptions in the estimation process accordingly. Any resulting adjustments are reflected in the current period’s earnings. Management believes that the reserves for losses and loss adjustment expenses at December 31, 2002 were appropriately established on an aggregate basis and were adequate to cover the ultimate net cost of settling reported and unreported claims.

Revenue Recognition—Primary and pool mortgage insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for approximately 75% of gross premiums written from our mortgage insurance operations in 2002, compared with 79% in 2001 and 78% in 2000. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year is referred to as single premiums. A portion of single premiums is recognized immediately in earnings, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. Rates used to determine the earning of single premiums are estimates based on the expiration of risk. Accordingly, the unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured policies.

In 2001, the Company refined the loss reserve estimation process of its international mortgage insurance operations to be based upon a default model consistent with the process of its U.S. subsidiaries. In connection with the refinement in the provisioning policy and premium earning estimates, the Company updated the assumptions used to determine the rates of premiums earned and shortened the duration of the expected policy life of single premium products, which resulted in an acceleration of earnings in the first two policy years. The new methodology and estimates are consistent with those applied to the U.S. mortgage insurance operations.

Title insurance premiums are recognized as revenue on the effective date of the title insurance policy. Fee income of the non-insurance subsidiaries is earned as the services are provided including contract underwriting. Contract underwriting revenue is recorded in other income.

Reinsurance—PMI uses reinsurance to reduce net risk in force, optimize capital allocation, and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements as with all reinsurance contracts. Reinsurance recoverable on paid losses and estimates are based on

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverable. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Reinsurance recoverable on paid losses was $3.8 million at December 31, 2002, $6.1 million at December 1, 2001 and $9.2 million at December 31, 2000. Prepaid reinsurance premiums were $1.5 million in 2002, $1.6 million in 2001 and $1.8 million in 2000.

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements. In captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 77% of total ceded premiums written in 2002 compared to 80% in 2001 and 77% in 2000.

Derivatives—Derivative financial instruments are reported at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated a fair value or cash flow hedge transaction. In order to qualify as a hedge transaction for accounting purposes the Company must demonstrate that the hedge is effective. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of hedges are recognized in earnings in the current period.

The Company’s use of derivative financial instruments is generally limited to reducing its exposure to interest rate risk and currency exchange risk by utilizing interest rate and currency swap agreements that are accounted for as hedges. Hedge accounting requires a hedge to be effective which means there is a high correlation between changes in fair value or cash flows of the derivative instrument and the specific item being hedged, both at inception and throughout the life of the hedge. In 1999, the Company entered into an interest rate swap to hedge interest rate risk associated with the debt obtained to finance the acquisition of PMI Mortgage Insurance Ltd. (“PMI Ltd”). This interest rate swap was terminated in July 2001 when the Company repaid the associated debt, and the termination of the swap resulted in a realized loss of $0.8 million. The Company did not enter into any transaction involving derivative instruments for the year ended December 31, 2002.

Business Segment—The Company’s reportable operating segments include U.S. Mortgage Insurance Operations, International Mortgage Insurance, Title Insurance and Other. The Other segment includes the income and expenses of TPG (including equity earnings of unconsolidated subsidiaries except CMG, which is included in U.S. Mortgage Insurance Operations), contract underwriting services and an inactive broker-dealer.

Special Purpose Entities—Certain insurance transactions entered into by PMI Europe require the use of foreign Special Purpose Entities (“SPEs”). These SPEs are wholly-owned subsidiaries of the Company, and accordingly, are consolidated in the Company’s financial statements. The Company is not affiliated with any SPEs that qualify for off-balance sheet treatment.

Stock-Based Compensation—The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under APB 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ excise price of the stock options. As all options have been granted

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the pro forma disclosure of net income and earnings per share using the fair value method, and provides that the employers may continue to account for the stock-based compensation under APB 25.

The fair value of stock-based compensation to employees is calculated using the option pricing models that are developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	0.23	0.28	0.30
Expected volatility	36.70%	36.92%	33.44%
Risk-free interest rate	5.02%	5.41%	6.33%
Expected life (years)	4.0	4.0	4.0

SFAS No. 123 requires the pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, the Company’s net income, basic net income per share and diluted net income per share would have been reduced to the pro-forma amounts indicated below:

	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$346,217	$307,212	$260,212
Deduct: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,611)	(8,768)	(4,401)

Pro forma	$334,606	$298,444	$255,811

Basic earnings per share:
As reported	$3.85	$3.46	$2.94
Pro forma	3.72	3.35	2.89
Diluted earnings per share:
As reported	$3.79	$3.39	$2.89
Pro forma	3.66	3.29	2.84

In March 2000, the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), was issued. FIN 44 clarifies the application of APB 25 for certain issues. The Company adopted the provisions of FIN 44 in 2000. The adoption of the interpretation did not have a material effect on the Company’s consolidated financial statements.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax consequences of temporary differences at the enacted tax rates applicable for the period in which the deferred

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years.

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using either the year-end spot exchange rates or historical rates. Revenues and expenses are translated at weighted-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in shareholders’ equity.

Comprehensive Income—Includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected instead in stockholders’ equity.

The Company reported the components of comprehensive income in its consolidated statements of stockholders’ equity.

Stock Split—In June 2002, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share data have been adjusted to reflect the stock split.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on net income available to common shareholders and the weighted-average common shares that are outstanding during the period. Diluted EPS is based on net income available to common shareholders and the weighted-average of dilutive common shares outstanding during the period. Weighted-average dilutive common shares reflect the potential increase of common shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Net income available to common shareholders is the same for computing basic and diluted EPS. The convertible debt outstanding has not been included in the calculation of diluted shares outstanding as it is antidilutive for the periods presented.

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Shares in thousands)
Weighted-average shares for basic EPS	89,843	88,887	88,507
Weighted-average stock options and other dilutive components	1,537	1,781	1,530

Weighted-average shares for diluted EPS	91,380	90,668	90,037

Reclassifications—Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, any unamortized negative goodwill related to an excess of fair value over cost arising from business combinations completed before July 1, 2001 must be written off and recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. Accordingly, the Company realized a $7.2 million gain for the remaining balance of negative goodwill in the first quarter of 2002, which was originally recorded in connection with the acquisition of PMI Ltd in 1999.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below indicates the pro forma effects of removal of negative goodwill write-off and amortization for the three years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income:
As reported	$346,217	$307,212	$260,212
Write-off or amortization of negative goodwill	(7,172)	(4,549)	(4,676)

Pro forma	$339,045	$302,663	$255,536

Basic earnings per share:
As reported	$3.85	$3.46	$2.94
Write-off or amortization of negative goodwill	(0.08)	(0.05)	(0.05)

Pro forma	$3.77	$3.41	$2.89

Diluted earnings per share:
As reported	$3.79	$3.39	$2.89
Write-off or amortization of negative goodwill	(0.08)	(0.05)	(0.05)

Pro forma	$3.71	$3.34	$2.84

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminated the exception to applying APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company believes that the provisions of this statement will have an impact on its results of operations only in the event of future early extinguishment of debt.

In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous accounting guidelines required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with earlier application permitted. During the second quarter of 2002, the Company recorded a liability of $12.2 million under the previous accounting guidelines related to its relocation to the new corporate headquarters. The Company does not believe SFAS No. 146 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accountingfor Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Although the Company has not currently elected to expense the fair value of stock options granted, this alternative continues to be evaluated. If the Company elects to adopt SFAS No. 148, the impact on its financial position and results of operations are expected to be consistent with SFAS No. 123 pro forma disclosure included in the financials.

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2002:
Fixed income securities
U.S. government and agencies	$357,022	$12,970	$(4,217)	$365,775
Mortgage-backed securities	56,829	3,164	(35)	59,958
Municipal bonds	1,375,231	118,586	(109)	1,493,708
Corporate bonds	381,069	17,248	(113)	398,204

Total fixed income securities	2,170,151	151,968	(4,474)	2,317,645
Equity securities
Common stocks	75,162	6,972	(2,559)	79,575
Preferred stocks	88,434	2,319	(4,680)	86,073

Total equity securities	163,596	9,291	(7,239)	165,648
Short-term investments	33,006	3,427	(7)	36,426

Total	$2,366,753	$164,686	$(11,720)	$2,519,719

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2001:
Fixed income securities
U.S. government and agencies	$73,127	$1,774	$(2,652)	$72,249
Mortgage-backed securities	112,301	1,386	(21)	113,666
Municipal bonds	1,418,805	77,325	(8,795)	1,487,335
Corporate bonds	405,881	5,427	(5,683)	405,625

Total fixed income securities	2,010,114	85,912	(17,151)	2,078,875
Equity securities
Common stocks	53,015	19,553	(3,304)	69,264
Preferred stocks	89,192	3,741	(667)	92,266

Total equity securities	142,207	23,294	(3,971)	161,530
Short-term investments	26,997	2,417	(6)	29,408

Total	$2,179,318	$111,623	$(21,128)	$2,269,813

The Company determined that the decline in market value of certain equity securities met the definition of other-than-temporary impairment as prescribed in SFAS No. 115, and recognized realized losses of $6.9 million and $3.2 million in the years ended December 31, 2002 and 2001, respectively.

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2002:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$108,903	$107,639
Due after one year through five years	334,712	348,372
Due after five years through ten years	406,223	430,418
Due after ten years	1,263,484	1,371,257
Mortgage-backed securities	56,829	59,959

Total fixed income securities	$2,170,151	$2,317,645

Actual maturities may differ from those scheduled as the result of calls or prepayments by the issuers prior to maturity.

Investment Income—Investment income consists of:

	2002	2001	2000
	(Dollars in thousands)
Fixed income securities	$113,361	$109,425	$94,794
Equity securities	4,142	10,785	4,841
Short-term investments	7,438	13,055	9,223

Investment income before expenses	124,941	133,265	108,858
Investment expense	(1,879)	(1,431)	(1,302)

Net investment income	$123,062	$131,834	$107,556

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized Investment Gains and Losses—Net realized gains and losses on investments are composed of:

	2002	2001	2000
	(Dollars in thousands)
Fixed income securities
Gross gains	$16,944	$11,129	$1,657
Gross losses	(7,779)	(1,722)	(9,734)

Net gains (losses)	9,165	9,407	(8,077)
Equity securities:
Gross gains	7,986	12,503	17,768
Gross losses	(15,881)	(18,698)	(9,474)

Net gains (losses)	(7,895)	(6,195)	8,294
Short-term investments
Gross gains	59	—	453
Gross losses	—	(3,201)	(238)

Net gains (losses)	59	(3,201)	215

Net realized gains before income taxes	1,329	11	432
Income taxes	(465)	(4)	(151)

Total realized gains after income taxes	$864	$7	$281

Unrealized Investment Gains and Losses—The change in unrealized gains and losses net of deferred taxes consists of:

	2002	2001	2000
	(Dollars in thousands)
Fixed income securities	$52,997	$(6,559)	$53,948
Equity securities	(10,671)	(7,048)	(5,586)
Short-term investments	259	2,377	27
Investment in unconsolidated subsidiaries	2,625	(101)	1,905

Change in unrealized gains (losses), net of deferred taxes	45,210	(11,331)	50,294
Realized gains, net of income taxes	864	7	281

Total	$46,074	$(11,324)	$50,575

Investment Concentrations and Other Items— The Company maintains a diversified portfolio of municipal bonds. The following states represent the largest concentrations in the municipal bond portfolio, expressed as a percentage of the carrying value of all municipal bond holdings. Holdings in states that exceed 5% of the municipal bond portfolio at December 31, for the respective years are presented below:

	2002	2001
Texas	16.4%	12.8%
Illinois	15.1	16.5
Washington	9.2	10.8
New York	8.0	8.8
Massachusetts	7.2	7.7
Florida	5.8	3.9
District of Columbia	5.6	5.7

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, fixed income and short-term securities with a fair value of $19.6 million were on deposit with regulatory authorities as required by law.

NOTE 5.    RESTRICTED CASH

In March 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for three years on a pool of loans; the Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk (“SOP 98-7”). As of December 31, 2002, $11.7 million of deposits received under this agreement were included in cash and cash equivalents, and can only be utilized to pay claims related thereto.

NOTE 6.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in thousands)
Beginning balance	$77,903	$67,009	$69,579
Policy acquisition costs incurred and deferred	90,700	92,676	74,767
Amortization of deferred policy acquisition costs	(83,393)	(81,782)	(77,337)

Ending balance	$85,210	$77,903	$67,009

Deferred policy acquisition costs are affected by qualifying costs deferred in the period and amortization of previously deferred costs in such period. In periods where there is growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds amortization expenses. Included in 2001 policy acquisition costs incurred and deferred was $4.5 million of deferred costs from the acquisition of PMI Indemnity.

NOTE 7.    PROPERTY AND EQUIPMENT

The following table sets forth the cost basis and accumulated depreciation of property and equipment for the years ended December 31, 2002 and December 31, 2001:

	2002	2001
	(Dollars in thousands)
Furniture & Equipment	$71,193	$64,478
Building and leasehold improvements	97,559	7,511
Software	90,849	65,204
Land	5,000	—

Property and equipment, at cost	264,601	137,193
Less accumulated depreciation and amortization	(87,183)	(70,565)

Property and equipment, net of accumulated depreciation	$177,418	$66,628

Depreciation and amortization expense related to property and equipment totaled $17.8 million in 2002, $10.6 million in 2001 and $7.1 million in 2000.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2000, the Company executed a purchase agreement for a seven-story commercial building to serve as its new executive offices. The total purchase price was $74.0 million in cash. In connection with relocating its corporate headquarters in August 2002, the Company performed an evaluation of the estimated costs with respect to the relocation and recognized a $12.2 million pre-tax charge related to lease abandonment and relocation costs in the second quarter of 2002. The charge consists of $8.3 million for the estimated loss on the abandonment of the lease obligations for the previous home office space, $1.7 million for the write-off of abandoned fixed assets, and $2.2 million for other relocation and employee retention expenses.

NOTE 8.    LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVES

The following table provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for each of the last three years:

	2002	2001	2000
	(Dollars in thousands)
Balance at January 1,	$314,590	$295,089	$282,000
Reinsurance recoverable	(6,068)	(9,211)	(11,435)

Net balance at January 1,	308,522	285,878	270,565
Losses and loss adjustment expenses incurred (principally with respect to defaults occurring in)
Current year	243,352	251,419	193,462
Prior years	(76,089)	(136,684)	(92,690)

Total incurred	167,263	114,735	100,772
Losses and loss adjustment expenses payments (principally with respect to defaults occurring in)
Current year	(9,892)	(11,438)	(8,342)
Prior years	(118,898)	(85,526)	(77,117)

Total payments	(128,790)	(96,964)	(85,459)
Acquisitions of wholly-owned subsidiaries	—	4,873	—

Net balance at December 31,	346,995	308,522	285,878
Reinsurance recoverable	3,846	6,068	9,211

Balance at December 31,	$350,841	$314,590	$295,089

The increases in 2002 and 2001 losses and loss adjustment expenses incurred were due, in part, to the economic downturn and corresponding increases in claims paid. Primary insurance default inventory increased to 36,537 at December 31, 2002, compared to 25,228 at December 31, 2001 and 18,093 at December 31, 2000. The default rate was 4.18% at year-end 2002, up from 2.86% at year-end 2001 and 2.21% at year-end 2000. Generally it takes approximately twelve to thirty six months from the receipt of a default notice to result in a claim payment. Therefore, most losses paid related to default notices received in prior years.

NOTE 9.    LONG-TERM DEBT AND LINES OF CREDIT

Senior Convertible Debentures—In July 2001, the Company issued $360.0 million of 2.50% Senior Convertible Debentures (“the Debentures”) in a private offering to qualified institutional buyers, and subsequently filed a shelf registration statement for the resale of the Debentures and the common stock of TPG issuable upon conversion of the Debentures. The Company has used a portion of the net proceeds of $351.9 million for the repayment or retirement of existing indebtedness and for general corporate purposes. The

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum. The Company pays interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2002, and additional contingent interest under certain circumstances. The Debentures may be convertible at the registered holders’ option, prior to stated maturity, into shares of the Company’s common stock at an initial conversion price of $44.16 per share if specified requirements are met, subject to adjustments in specified circumstances. The most significant requirement for such conversion is that the trading price of the Company’s common stock must exceed 120% of the initial conversion price for 20 consecutive trading days within a 30 day trading period. The Company may redeem some or all of the Debentures on or after July 15, 2006 for a price equal to the principal amount of the Debentures plus any accrued and unpaid interest. The holders may put the Debentures to the Company on July 15, 2004, 2006, 2008, 2111 and 2116. Upon a change of control of the Company, holders may also require the Company, subject to certain conditions, to repurchase all or a portion of the Debentures. The Company may repurchase the Debentures with cash, common stock, or a combination of cash and shares of common stock. If we elect to pay all or a portion of the purchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for twenty trading days ending on the third day prior to the repurchase date.

Senior Notes—In November 1996, the Company issued unsecured debt securities in the face amount of $100.0 million (“Notes”). The Notes mature and are payable on November 15, 2006 and are not redeemable prior to maturity. No sinking fund is required or provided for prior to maturity. Interest on the Notes is 6¾% and is payable semiannually. In 2001, the Company repurchased $37.1 million of the Notes, resulting in an extraordinary loss of $1.9 million, net of tax.

Revolving Credit Facility—The Company has a credit line in the amount of $25.0 million with Bank of America and there are no outstanding borrowings under the credit line. The interest rate is the specified spread to LIBOR based on the Company’s credit ratings at the time of borrowing. The agreement expires on December 29, 2003. This financial instrument contains certain financial covenants and restrictions, the most restrictive being risk-to-capital ratios and minimum capital and dividend restrictions. The Company was in compliance with all debt covenants as of and for the year ended December 31, 2002.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    REINSURANCE

The effects of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses of the Company’s operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	(Dollars in thousands)
Premiums written
Direct	$1,023,255	$821,968	$676,777
Assumed	2,366	1,745	2,209
Ceded	(106,361)	(65,874)	(39,924)

Net premiums written	$919,260	$757,839	$639,062

Premiums earned
Direct	$1,008,520	$818,946	$671,602
Assumed	(1,859)	3,954	1,800
Ceded	(102,151)	(68,129)	(39,040)

Net premiums earned	$904,510	$754,771	$634,362

Losses and loss adjustment expenses
Direct	$166,500	$115,821	$103,994
Assumed	117	684	(643)
Ceded	646	(1,770)	(2,579)

Net losses and loss adjustment expenses	$167,263	$114,735	$100,772

During 1999, PMI entered into a reinsurance agreement with three reinsurers to provide coverage for a ten year period in the event of excessive losses on PMI’s pool business. PMI paid the reinsurers a one-time premium of $16.4 million. This agreement does not transfer risk as prescribed in SFAS No. 113, and therefore, is being reported in accordance with SOP 98-7. The expense attributable to the expiration of coverage provided under the contract was $2.1 million in 2002, $2.1 million in 2001 and $2.2 million in 2000.

NOTE 11.    INCOME TAXES

The components of income tax expense are as follows:

	2002	2001	2000
	(Dollars in thousands)
Current	$20,389	$40,969	$37,565
Deferred	111,356	91,392	76,089

Total income tax expense	$131,745	$132,361	$113,654

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company purchased tax and loss bonds of $106.1 million in 2002, $99.0 million in 2001 and $103.4 million in 2000. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax expense for 2002 included a foreign provision for current tax expense of approximately $15 million and a deferred tax expense of approximately $1 million primarily related to PMI Australia and PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on income before income taxes is shown in the following table:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(6.6)	(5.2)	(6.0)
Foreign income tax	(2.0)	(1.0)	(0.3)
Other	1.6	1.4	1.7

Effective income tax rate	28.0%	30.2%	30.4%

PMI has provided for U.S. federal income tax on the undistributed earnings of its foreign subsidiaries and foreign corporate joint ventures, except to the extent that such earnings are reinvested indefinitely. It is not practicable to determine the amount of U.S. tax that would result if such earnings were not reinvested indefinitely.

The components of the deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Discount on loss reserves	$8,423	$8,658
Unearned premium reserves	6,330	6,946
Other loss reserves	4,028	—
Lease costs	3,473	306
Settlements	6,681	2,494
Pension costs and deferred compensation	7,894	9,221
Other assets	10,325	5,939

Total deferred tax assets	47,154	33,564
Deferred tax liabilities:
Title insurance reserves	4,215	3,798
Deferred policy acquisition costs	23,669	23,218
Unrealized net gains on investments	52,528	33,944
Software development costs	16,786	13,383
Equity earnings of unconsolidated subsidiaries	19,620	12,167
Other liabilities	13,370	10,906

Total deferred tax liabilities	130,188	97,416

Net deferred tax liability	$83,034	$63,852

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE OF THE COMPANY

In February 1997, TPG, through a wholly-owned trust, privately issued $100.0 million of 8.309% preferred Capital Securities, Series A (the “Capital Securities”). The Capital Securities are redeemable after February 1, 2007 at a premium or upon occurrence of certain tax events and mature on February 1, 2027. The net proceeds of $99.0 million were used for general corporate purposes, including common stock repurchases and additions to the investment portfolio. The Capital Securities were issued by PMI Capital I (“Issuer Trust”). The sole asset of the Issuer Trust consists of $103.1 million principal amount of a junior subordinated debenture issued by TPG to the Issuer Trust. The subordinated debenture bears interest at the rate of 8.309% per annum and matures on February 1, 2027. The amounts due to the Issuer Trust under the subordinated debenture and the related transactions have been eliminated in the Company’s consolidated financial statements. Distributions on the Capital Securities occur on February 1 and August 1 of each year. The obligations of TPG under the subordinated debenture and a related guarantee and expense agreement constitute a full and unconditional guarantee by TPG of the Issuer Trust’s obligations under the Capital Securities. The Capital Securities are subject to mandatory redemption under certain circumstances. In 2001, the Company repurchased $51.5 million of the Capital Securities. The early extinguishment of a portion of this debt resulted in an extraordinary loss of $2.9 million, net of tax.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office equipment. Minimum rental payments under non-cancelable operating leases in the aggregate and the obligation recorded under capital lease for the five years subsequent to 2002 are as follows:

	Capital Lease	Operating Leases
	(Dollars in thousands)
Year ending December 31:
2003	$1,332	$10,939
2004	1,332	8,577
2005	111	3,554
2006	—	2,862
2007	—	2,546
Thereafter	—	1,740

Total minimum lease payments	$2,775	$30,218

Less: Amount representing interest	175

Present value of net lease payments under capital lease	$2,600

Rent expense for all leases was $11.5 million for 2002, $12.8 million for 2001 and $11.3 million for 2000.

Income Taxes—In the fourth quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (“FTB”) for 1997 in the amount of $2.8 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessment is the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their insurance company subsidiaries during the tax years ended on or after December 1, 1997. The assessed amount if paid, may be offset, in part, by federal tax benefits. While the Company intends to protest the assessment, there can be no assurance as to the ultimate outcome of the protest. Additionally, during the fourth quarter, the FTB commenced an audit of the Company’s tax returns for the years 1998 through 2000 regarding the same issue covered by the assessment. See Note 23. Subsequent Events for a discussion of FTB actions resulting from its audit.

Legal Proceedings—On December 15, 2000, the Company announced that PMI entered into an agreement with the plaintiffs to settle the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Company. PMI denied all facts and allegations in the lawsuit that alleged violations of Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and other related claims. To account for the settlement, PMI took a pre-tax charge of $5.7 million in the fourth quarter of 2000, a $1.5 million pre-tax charge in the third quarter of 2001, and an additional pre-tax charge of $12.2 million due to an adverse ruling in December 2002 by the trial court in the Company’s litigation against its insurance carriers for coverage of costs and expenses incurred in the fourth quarter of 2002. The Company is appealing the decision. The charges are based upon the estimate of the cost of settlement. The total amount accrued as of December 31, 2002 is approximately $19 million.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

NOTE 14.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Dividends—Under Arizona insurance law, PMI may pay during any twelve-month period, without prior approval of the Arizona Director of Insurance (“Director”), dividends in an amount not to exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding year-end, and (ii) the previous calendar year’s investment income. Dividends that exceed this amount are known as “extraordinary dividends” and require the prior approval of the Director. While Arizona permits dividends, whether ordinary or extraordinary, to be paid out of any capital and surplus account (other than paid-in capital), other state insurance laws require the payment of dividends to be made from the unassigned funds surplus account only. In 2002, following receipt of approval from the Director, PMI declared and paid an extraordinary dividend of $100 million to TPG. The dividend was paid in cash ($66 million) and stock of PMI’s former subsidiary, Fairbanks Capital Corp. as well as its limited partnership interest in Truman. The combined value of the stock of Fairbanks and Truman at time of dividend was approximately $34 million. Following the dividend, Fairbanks became a direct subsidiary of TPG.

Florida, where APTIC is domiciled, also limits the amount of dividends that an insurer may pay in any 12 month period without the prior approval of the Florida Department of Insurance and require all dividends to be paid only from its available and accumulated surplus funds derived from realized net operating profits on its business and net realized capital gains. Dividends that exceed the applicable limits are subject to the prior approval of the Florida Department of Insurance. In 2002, APTIC declared and paid a cash dividend of $2.5 million to TPG, substantially the full amount of the dividend that could be paid that year without prior permission from the Florida Department of Insurance. In addition to the dividend restrictions under various state laws discussed above, the Company’s credit agreement limits the amount of annual dividends that can be paid by PMI to its net income in the prior year.

Preferred Stock—TPG’s restated certificate of incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock of TPG in classes or series and to set the designations, preferences,

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock.

Pursuant to the support agreement described in Note 20, Capital Support Agreements, the Company has agreed that, in the event that Allstate makes a payment contemplated by the Allstate Support Agreements or the runoff support agreement, Allstate will have the right to receive preferred stock of TPG or PMI with a liquidation preference equal to the amount of such payment. Such preferred stock will rank senior in right of payment to the issuer’s common stock and, so long as such preferred stock is outstanding, the issuer thereof will be prohibited from paying any dividends or making any other distributions on its common stock.

NOTE 15.    BENEFIT PLANS

After one year of service, full-time and part-time employees of the Company participate in The PMI Group, Inc. Retirement Plan (“Plan”), a noncontributory defined benefit plan. The Plan has been funded by the Company to the fullest extent permitted by federal income tax rules and regulations. In addition, certain employees whose earnings exceed $200,000 per year participate in The PMI Group, Inc. Supplemental Employee Retirement Plan, a noncontributory defined benefit plan. Benefits under both plans are based upon the employees’ length of service, average annual compensation and estimated social security retirement benefits.

The Company provides certain health care and life insurance benefits for retired employees, which we refer to as “OPEB Plan”. Generally, qualified employees may become eligible for these benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group plans or other approved plans for ten or more years prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. The Company has the right to modify or terminate these plans.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information with respect to the Company’s benefit plans as of December 31, 2002, 2001 and 2000:

	Pension Benefits			Other Post-Employment Benefits
	2002	2001	2000	2002	2001	2000
	(Dollars in thousands, except percentages)
Change in benefit obligation
Benefit obligation at January 1	$43,984	$34,624	$25,537	$5,395	$4,814	$3,952
Service cost	8,229	6,130	5,955	797	529	574
Interest cost	4,359	3,098	2,725	552	373	410
Actuarial loss (gain)	11,854	935	1,614	2,385	(266)	(92)
Benefits paid	(405)	(803)	(1,207)	(65)	(55)	(30)

Benefit obligation at December 31	68,021	43,984	34,624	9,064	5,395	4,814

Change in plan assets
Fair value of plan assets at January 1	19,703	17,136	13,894	—	—	—
Actual return (loss) on plan assets	(2,272)	(2,494)	1,296	—	—	—
Company contribution	21,635	5,864	3,155	65	55	30
Benefits paid	(405)	(803)	(1,209)	(65)	(55)	(30)

Fair value of plan assets at December 31	38,661	19,703	17,136	—	—	—

Funded status
Funded (under funded) status of plan at December 31	(29,360)	(24,281)	(17,488)	(9,064)	(5,395)	(4,814)
Unrecognized actuarial loss (gain)	24,170	9,129	4,357	677	(1,708)	(1,532)
Unrecognized prior service cost	—	—	—	185	204	225

Accrued and recognized benefit cost	$(5,190)	$(15,152)	$(13,131)	$(8,202)	$(6,899)	$(6,121)

Components of net periodic benefit cost
Service cost	$8,229	$6,130	$5,955$	797	$529	$574
Interest cost	4,359	3,098	2,725	552	373	411
Expected return on assets	(1,900)	(1,495)	(1,363)	—	—	—
Prior service cost amortization	—	—	—	—	—	20
Actuarial loss (gain) recognized	985	205	216	20	19	(20)
Additional cost	—	305	—	—	(90)	—

Net periodic benefit cost	$11,673	$8,243	$7,533	$1,369	$831	$985

Weighted-average assumptions
Discount rate	6.75%	7.50%	7.75%	6.75%	7.50%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	5.50%	5.50%	5.50%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	13.00%	6.00%	6.00%

Sensitivity of retiree welfare results.    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$390	$301
Effect on accumulated post-retirement benefit obligation	1,863	1,458

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Savings and Profit Sharing Plans.    All full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. Costs relating to the 401(k) Plan were $6.2 million for 2002, $2.7 million for 2001 and $2.4 million for 2000. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan is $9.4 million as of December 31, 2002 and is included in other liabilities and accrued expenses.

NOTE 16.    INCENTIVE PLANS

Equity Incentive Plan—In 2001, the shareholders approved the amendment of The PMI Group, Inc. Equity Incentive Plan (“Equity Incentive Plan”) and The PMI Group, Inc. Stock Plan for Non-Employee Directors (“Directors Plan”), to reflect the merger of the Directors Plan into the Equity Incentive Plan. Pursuant to the merger, the director awards are now made under the Equity Incentive Plan on substantially the same terms and conditions as were in effect under the Director Plan before the plan merger date. The Equity Incentive Plan provides for awards of both non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. Generally, options are granted with an exercise price equal to the market value on the date of grant, expire ten years from the grant date and have a three-year vesting period. The directors’ award program provides that each director who is not an employee of the Company receives an annual grant of up to 675 shares of common stock and receives 5,625 shares of stock options annually, after an initial option of up to 2,500 shares. The shares are granted on June 1 of each year or as soon as administratively practicable after each anniversary of the director’s commencement of service.

The following is a summary of the stock option activity in the Equity Incentive Plan during 2002, 2001 and 2000:

	2002		2001		2000
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under Option	Exercise Price	Under Option	Exercise Price	Under Option	Exercise Price
Outstanding at beginning of year	5,298,461	$21.67	4,156,225	$18.15	3,512,115	$17.20
Granted	951,701	35.66	1,545,440	30.35	1,293,334	19.57
Exercised	(931,190)	16.62	(318,078)	16.77	(486,042)	15.31
Forfeited	(43,926)	32.05	(85,126)	25.98	(163,182)	17.32

Outstanding at end of year	5,275,046	25.00	5,298,461	21.67	4,156,225	18.15

Exercisable at year-end	2,844,206	$20.95	2,282,552	$17.47	1,655,827	$16.60
Weighted-averagefair market value of options granted during the year	—	$35.65	—	$30.35	—	$19.57
Reserved for future grants	8,040,008	—	8,955,659	—	3,476,681	—

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount of fair market value of the stock at the beginning or ending of each six-month enrollment period, whichever is lower. Under the ESPP, the Company sold approximately 66,635 shares in 2002, 53,386 shares in 2001 and 47,276 shares in 2000. The Company applies APB 25 in accounting for the ESPP. The pro forma effect on the Company’s net income and earnings per share had compensation cost been determined under SFAS No. 123 was deemed immaterial.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The estimated fair value of the financial instruments indicated in the table below has been determined by available market information and appropriate valuation methodology. The carrying values of cash and cash equivalents and accrued investment income approximate the fair values primarily due to their liquidity and short-term nature. The estimated fair value of the outstanding debt has been determined by quoted market price.

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Assets:
Fixed income securities	$2,317,645	$2,317,645	$2,078,875	$2,078,875
Short-term investments	36,426	36,426	29,408	29,408
Equity securities	165,648	165,648	161,530	161,530
Cash and cash equivalents	217,763	217,763	129,796	129,796
Accrued investment income	35,921	35,921	35,480	35,480
Liabilities:
Senior Convertible Debentures, 2.50%	$360,000	$384,149	$360,000	$383,400
Senior Notes, 6 ¾%	62,950	71,078	62,950	66,814
Mandatorily Redeemable Preferred Securities, 8.309%	48,500	54,449	48,500	51,162

Considerable judgment is required in interpreting market data to develop the estimates of fair value and, therefore, changes in the assumptions may have a material effect on the fair valuation estimates. A number of the Company’s significant assets and liabilities, including deferred policy acquisition costs, property and equipment, loss reserves, unearned premiums and deferred income taxes are not considered financial instruments.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    BUSINESS SEGMENTS

Transactions between segments are not significant. The Company evaluates performance primarily based on segment net income. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Year Ended December 31, 2002
	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total
	(Dollars in thousands)
Total revenues	$708,248	$84,073	$239,994	$89,047	$1,121,362
Losses and loss adjustment expenses	(149,856)	(7,586)	(9,688)	(133)	(167,263)
Amortization of deferred policy acquisition costs	(76,524)	(6,869)	—	—	(83,393)
Other underwriting and operating expenses	(57,130)	(12,441)	(209,678)	(76,560)	(355,809)
Lease abandonment and other relocation costs	(9,280)	—	—	(2,903)	(12,183)
Litigation settlement charge	(12,222)	—	—	—	(12,222)
Interest expense and distribution on capital securities	(162)	(6)	—	(19,534)	(19,702)

Income (loss) before income taxes	403,074	57,171	20,628	(10,083)	470,790
Income tax benefit (expense)	(123,010)	(15,974)	(7,199)	14,438	(131,745)

Income before cumulative effect of a change in accounting principle	280,064	41,197	13,429	4,355	339,045
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income	$280,064	$48,369	$13,429	$4,355	$346,217

Total assets	$2,313,857	$540,385	$85,056	$577,751	$3,517,049

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total
	(Dollars in thousands)
Total revenues	$648,214	$76,361	$162,527	$49,861	$936,963
Losses and loss adjustment expenses	(99,543)	(9,287)	(5,905)	—	(114,735)
Amortization of deferred policy acquisition costs	(76,586)	(5,196)	—	—	(81,782)
Other underwriting and operating expenses	(60,622)	(6,320)	(141,929)	(62,858)	(271,729)
Interest expense and distributions on capital securities	(46)	(1,533)	—	(20,172)	(21,751)

Income (loss) before income tax and extraordinary items	411,417	54,025	14,693	(33,169)	446,966
Income tax benefit (expense)	(127,522)	(13,798)	(5,293)	11,664	(134,949)

Income (loss) before extraordinary item	283,895	40,227	9,400	(21,505)	312,017
Extraordinary loss on extinguishment of debt, net of tax	—	—	—	(4,805)	(4,805)

Net income (loss)	$283,895	$40,227	$9,400	$(26,310)	$307,212

Total assets	$2,032,122	$415,518	$63,662	$478,650	$2,989,952

	Year Ended December 31, 2000
	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total
	(Dollars in thousands)
Total revenues	$598,645	$39,719	$105,907	$18,301	$762,572
Losses and loss adjustment expenses	(93,001)	(5,684)	(2,087)	—	(100,772)
Amortization of deferred policy acquisition costs	(77,337)	—	—	—	(77,337)
Other underwriting and operating expenses	(48,663)	(7,219)	(94,302)	(36,194)	(186,378)
Litigation settlement charge	(5,700)	—	—	—	(5,700)
Interest expense and distribution on capital securities	(19)	(2,705)	—	(15,795)	(18,519)

Income (loss) before income taxes	373,925	24,111	9,518	(33,688)	373,866
Income tax benefit (expense)	(114,234)	(6,500)	(3,274)	10,354	(113,654)

Net income (loss)	$259,691	$17,611	$6,244	$(23,334)	$260,212

Total assets	$1,972,803	$174,006	$53,275	$192,573	$2,392,657

Included in the results of international mortgage insurance are the results of the Australian, European, and Hong Kong operations. We commenced operations in Europe in February 2001. The Australian operating results for 2000 results reflected eleven months of activity of PMI Ltd due to the one-month lag reporting period, whereas 2001 reflected thirteen months of activity as we began to report our foreign subsidiaries on the same calendar month as U.S. operations. The Australian operating results for 2001 also includes four months of PMI Indemnity’s activity.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2002, the Company changed its classification of remedies expenses incurred in connection with contract underwriting services. As a result, the remedies expenses were reclassified from losses and loss adjustment expenses for U.S. Mortgage Insurance Operations to other underwriting and operating expenses for the Other segment.

NOTE 19.    STATUTORY ACCOUNTING

The Company’s domestic insurance subsidiaries prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP.

The National Association of Insurance Commissioners (“NAIC”) revised the NAIC Accounting Practices and Procedures Manual in a process referred to as codification. The revised manual was adopted by the respective states effective January 1, 2001. The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Arizona. Effective January 1, 2001, the state of Arizona required that insurance companies domiciled in the state of Arizona prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual—Version effective January 1, 2001 subject to any deviations prescribed or permitted by the state of Arizona insurance commissioner.

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures Manual are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds, or surplus, at the end of the period in which the change in accounting principle occurs. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the period and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company reported an increase in statutory unassigned funds of $6.2 million in January 2001.

The statutory net income, statutory surplus and contingency reserve liability of PMI as of and for the years ended December 31 are as follows:

	2002	2001	2000
	(Dollars in thousands)
Statutory net income	$353,695	$318,989	$276,946
Statutory surplus	277,559	190,813	159,528
Contingency reserve liability	1,915,153	1,709,896	1,457,991

Under the insurance laws of the state of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve from unassigned funds, with annual additions equal to 50% of premiums earned for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. During 2002, $69 million was released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserve an amount equal to the excess portion of such losses.

The differences between the statutory net income and equity presented above and the consolidated net income and equity presented on a GAAP basis primarily reflect the differences between GAAP and statutory accounting practices as well as the results of operations and equity of other subsidiaries of the Company.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    CAPITAL SUPPORT AGREEMENTS

PMI’s claims-paying ratings from certain national rating agencies have been based on various capital support commitments from Allstate (“Allstate Support Agreements”). On October 27, 1994, the Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or TPG. In the event any amounts are paid or contributed, which possibility management believes is remote, Allstate would receive subordinated debt or preferred stock of PMI or TPG in return. No payment obligations have arisen under the Runoff Support Agreement. The Runoff Support Agreement provides PMI with additional capital support for rating agency purposes.

The Runoff Support Agreement contains certain covenants, including covenants that (i) PMI will write no new business after its risk-to-capital ratio equals or exceeds 23 to 1; (ii) PMI will pay no dividends if, after the payment of any such dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1; and (iii) on the date that any of the following events occur: (a) PMI’s risk-to-capital ratio exceeds 24.5 to 1, (b) Allstate shall have paid any claims relating to PMI policies directly to a policyholder or by paying an amount equal to such claims to PMI, or to TPG for contribution to PMI, pursuant to the Runoff Support Agreement, or (c) any regulatory order is issued restricting or prohibiting PMI from making full or timely payments under policies, PMI will transfer substantially all of its assets in excess of $50.0 million to a trust account established for the payment of claims.

Effective December 31, 2002, PMI terminated a September 18, 1997 capital support agreement in favor of its sister corporation, APTIC, under which PMI agreed to maintain APTIC’s capital and surplus at an amount not less than that required for a Fitch claims paying ability rating of “AA-,” subject to an aggregate limit of $10 million. The support agreement was replaced on the same date by a substantially equivalent guarantee of TPG in favor of APTIC, its direct subsidiary, under which TPG agrees to maintain APTIC’s capital and surplus at a Fitch “AA-” level subject to an aggregate limit of $10 million.

In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate amount of $37.7 million, exclusive of capital contributions made prior to April 10, 2001. A 1999 CMG capital support agreement was superceded by execution of the new agreement. On December 31, 2002, CMG’s risk-to capital ratio was 14.2 to 1.

PMI has entered into capital support agreements with its European and Australian subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the European and Australian subsidiaries, the Company guarantees the performance of PMI’s capital support agreements.

As of December 31, 2002, the Company was in compliance with all covenants included in its capital support agreements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    CONDENSED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED                          SUBSIDIARIES

The following condensed financial statement information has been presented on a combined basis for all unconsolidated subsidiaries accounted for under the equity method as of and for the year ended December 31, 2002.

	As of and for the year ended December 31, 2002
	Total	PMI’s Proportionate Share
	(Dollars in thousands)
Condensed Combined Balance Sheet
Assets:
Cash and cash equivalents	$65,897	$33,093
Investments	751,022	185,009
Real estate investments	18,651	6,776
Receivables	268,567	146,874
Servicing assets	135,308	76,828
Real Estate Owned	48,785	10,209
Deferred policy acquisition cost	40,470	11,521
Premiums receivable	7,495	2,810
Other assets	61,223	31,021

Total assets	$1,397,418	$504,141

Liabilities:
Accounts payable and accrued liabilities	$52,570	$28,139
Reserves for losses and loss adjustment expenses	12,730	4,762
Unearned premiums	77,633	21,701
Notes payable	420,988	181,342
Other liabilities	31,516	15,903

Total liabilities	595,437	251,847
Shareholders’ equity	801,981	252,294

Total liabilities and shareholders equity	$1,397,418	$504,141

Condensed Combined Statement of Operations
Gross revenue	$389,647	$169,054
Total expenses	232,399	105,115

Income before income taxes	157,248	63,939
Tax provision	39,433	19,714

Net income	$117,815	$44,225

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2002	First	Second	Third	Fourth	Year
	(In thousands, expect per share data)
Revenues	$263,305	$276,047	$288,608	$293,403	$1,121,362
Net income	$91,492	$81,053	$89,340	$84,332	$346,217
Basic EPS	$1.02	$0.90	0.99	$0.93	$3.85
Diluted EPS	$1.00	$0.98	$0.98	$0.92	$3.79

2001	First	Second	Third	Fourth	Year
	(In thousands, expect per share data)
Revenues	$204,573	$216,621	$236,817	$278,953	$936,963
Net income	$71,531	$75,197	$78,344	$82,140	$307,212
Basic EPS	$0.81	$0.85	$0.88	$0.92	$3.46
Diluted EPS	$0.79	$0.83	$0.86	$0.91	$3.39

Revenues, net income and earnings per share are computed independently for the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 23.    SUBSEQUENT EVENTS

In March 2003, the Company received a notice of assessment from the FTB for 1998 through 2000 years in the amount of $11.1 million related to results of their audit initiated in the fourth quarter of 2002. This assessment was anticipated by the Company and is consistent with the $2.8 million assessment made by FTB for 1997 discussed previously in the Commitments and Contingencies footnote. The assessed amounts if paid may be offset, in part, by federal tax benefits. While the Company intends to protest the current assessments, there can be no assurance as to the ultimate outcome of these protests.

Report of Independent Auditors

Shareholders and Board of Directors

The PMI Group, Inc.

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As further described in Note 3 to the consolidated financial statements, during the year ended December 31, 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/    Ernst & Young LLP

January 20, 2003,

except for Note 23, as to which the date is

March 26, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning The PMI Group’s directors as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of Registrant” in Part I of this report.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions “Directors – Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participants.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                   Matters

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation. The Chief Executive Officer and Chief Financial Officer have stated that there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: The following financial statements are included in Item 8.

		Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
		Consolidated Balance Sheets as of December 31, 2002 and 2001
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
		Notes to Consolidated Financial Statements
		Report of Independent Auditors

	2.

Financial Statement Schedules:    The financial statement schedules listed below immediately precede the Index to Exhibits and are filed as part of this Form 10-K. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

		Schedule II – Condensed financial information of Registrant
		Schedule III – Supplementary insurance information
		Schedule IV – Reinsurance

	3.	Exhibits: Exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

(b)	Reports on Form 8-K:

(i)  On November 14, 2002, we filed with the SEC a report on Form 8-K relating to the certifications of the Chief Executive Officer and the Chief Financial Officer for our quarterly report on Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350.

(ii)  On December 19, 2002, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K, relating to our estimated operating results for 2003.

(iii)  On December 23, 2002, we filed with the SEC a report on Form 8-K relating to the adverse decision by the trial court relating to our lawsuit against our insurance carriers in connection with the settlement costs in the litigation captioned Baynham et al. v. PMI Mortgage Insurance Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 28th day of March, 2003.

THE PMI GROUP, INC.

By:	/s/ W. ROGER HAUGHTON
W. Roger Haughton Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. ROGER HAUGHTON W. Roger Haughton	Chairman of the Board and Chief Executive Officer	March 28, 2003

/s/ JOHN M. LORENZEN, JR. John M. Lorenzen, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	March 28, 2003

/s/ BRIAN P. SHEA Brian P. Shea	Vice President, Controller and Assistant Secretary (Controller and Principal Accounting Officer)	March 28, 2003

/s/ L. STEPHEN SMITH L. Stephen Smith	Director, President and Chief Operating Officer	March 28, 2003

/s/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 28, 2003

/s/ JAMES C. CASTLE Dr. James C. Castle	Director	March 28, 2003

/s/ CARMINE GUERRO Carmine Guerro	Director	March 28, 2003

/s/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 28, 2003

/s/ LOUIS G. LOWER II Louis G. Lower II	Director	March 28, 2003

Name	Title	Date

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 28, 2003

/s/ JOHN D. ROACH John D. Roach	Director	March 28, 2003

/s/ KENNETH T. ROSEN Dr. Kenneth T. Rosen	Director	March 28, 2003

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	March 28, 2003

/s/ RICHARD L. THOMAS Richard L. Thomas	Director	March 28, 2003

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 28, 2003

/s/ RONALD H. ZECH Ronald H. Zech	Director	March 28, 2003

CERTIFICATION

I, W. Roger Haughton, certify that:

1.    I have reviewed this annual report on Form 10-K of The PMI Group, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ W. ROGER HAUGHTON
W. Roger Haughton Chairman and Chief Executive Officer Principal Executive Officer

CERTIFICATION

I, John M. Lorenzen, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of The PMI Group, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ JOHN M. LORENZEN, JR.
John M. Lorenzen, Jr. Executive Vice President and Chief Financial Officer Principal Financial Officer

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET

PARENT COMPANY ONLY

December 31, 2002 and 2001

	2002	2001
	(Dollars in thousands)
ASSETS
Investments available for sale, at fair value:
Fixed income securities (cost: $274,675; $328,840)	$287,828	$330,553
Cash and cash equivalents	68,607	4,912
Investment in unconsolidated subsidiaries	2,315,479	1,912,698
Other assets	21,513	31,575

Total assets	$2,693,427	$2,279,738

LIABILITIES
Long-term debt	$422,950	$422,950
Accounts payable—unconsolidated subsidiaries	11,699	15,292
Other liabilities	13,352	3,215

Total liabilities	448,001	441,457

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	51,593	51,593

SHAREHOLDERS’ EQUITY
Common stock—$.01 par value; 250,000,000 shares authorized and 105,587,554 shares issued	1,056	1,056
Additional paid-in capital	267,234	267,234
Treasury stock, at cost (15,644,148 and 16,424,950 shares)	(342,093)	(334,232)
Retained earnings	2,149,877	1,811,839
Accumulated other comprehensive income, net of deferred taxes	117,759	40,791

Total shareholders’ equity	2,193,833	1,786,688

Total liabilities, mandatorily redeemable preferred securities and shareholders’ equity	$2,693,427	$2,279,738

See accompanying supplementary notes to parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Revenues
Equity in earnings of unconsolidated subsidiaries	$261,165	$277,611	$273,501
Unconsolidated subsidiaries dividends	102,500	52,500	3,000
Interest and dividend income	18,984	14,328	6,174
Net realized investment gains and (losses)	12	(141)	807

Total revenues	382,661	344,298	283,482

Expenses
Operating expenses	22,810	19,107	13,257
Interest expense	15,504	12,569	7,486
Lease abandonment and relocation costs	2,903	—	—
Distributions on mandatorily redeemable preferred securities	4,287	7,861	8,566

Total expenses	45,504	39,537	29,309

Income before income taxes and extraordinary item	337,157	304,761	254,173
Income tax benefit	9,060	7,256	6,039

Income before extraordinary item	346,217	312,017	260,212
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	(4,805)	—

Net income	$346,217	$307,212	$260,212

See accompanying supplementary notes to parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

PARENT COMPANY ONLY

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Net income	$346,217	$307,212	$260,212
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period, net of tax	45,218	(11,423)	50,819
Reclassification adjustment for realized (gains) losses included in net income, net of tax	(8)	92	(525)
Currency translation adjustment	31,758	(10,379)	(7,979)

Other comprehensive income (loss), net of tax	76,968	(21,710)	42,315

Total Comprehensive income	$423,185	$285,502	$302,527

See accompanying supplementary notes to parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$346,217	$307,212	$260,212
Extraordinary charge from early extinguishment of debt	—	4,805	—

Income before extraordinary item	346,217	312,017	260,212
Adjustments to reconcile net income before extraordinary item to net cash used in operating activities:
Net realized investment (gains) and losses	(12)	141	(807)
Equity in earnings of unconsolidated subsidiaries	(363,665)	(330,111)	(276,501)
Amortization	1,068	1,410	99
Payable to unconsolidated subsidiaries	(3,593)	9,725	3,937
Other	15,643	(6,649)	3,893

Net cash used in operating activities	(4,342)	(13,467)	(9,167)

Cash flows from investing activities:
Proceeds from sales of fixed income securities	212,624	44,205	10,680
Proceeds from sales of equity securities	—	4,819	—
Investment purchases:
Fixed income securities	(158,721)	(309,667)	(40,771)
Equity securities	—	—	(5,569)
Investment in unconsolidated subsidiaries	(72,326)	(78,445)	—
Dividends from unconsolidated subsidiaries (Note B)	102,500	52,500	3,000
Return of capital from subsidiary (Note B)	—	—	50,000

Net cash provided by (used in) investing activities	84,077	(286,588)	17,340

Cash flows from financing activities:
Repurchases of common stock	(26,807)	—	(24,017)
Dividends paid to shareholders	(8,179)	(7,124)	(7,078)
Proceeds from issuance of treasury stock	18,946	9,099	8,577
Proceeds from issuance of long-term debt	—	351,900	—
Repayment of debt	—	(39,974)	—
Purchase of redeemable of capital securities	—	(55,969)	—

Net cash (used in) provided by financing activities	(16,040)	257,932	(22,518)

Net increase (decrease) in cash and cash equivalents	63,695	(42,123)	(14,345)
Cash and cash equivalents at beginning of year	4,912	47,035	61,380

Cash and cash equivalents at end of year	$68,607	$4,912	$47,035

See accompanying supplementary notes to parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company (“The PMI Group”) financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8.

Note B

During 2002, 2001 and 2000, The PMI Group received $102.5 million, $52.5 million and $53.0 million, respectively, of ordinary and extraordinary dividends, and returns of capital from subsidiaries.

Note C

Certain prior year amounts have been reclassified to conform to the current year presentation.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the Years Ended December 31, 2002, 2001 and 2000

Segment	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Investment Income and Equity Earnings	Losses and Loss Adjustment Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses
	(Dollars in thousands)
2002
MI(1)	$64,380	$315,721	$87,118	$609,083	$611,207	$99,282	$149,856	$76,524	$57,130
Internat’l(2)	20,830	17,849	145,759	82,524	65,650	14,994	7,586	6,869	12,441
Title	—	17,271	—	227,653	227,653	2,481	9,688	—	209,678
Other(3)	—	—	—	—	—	50,530	133	—	76,560

Total	$85,210	$350,841	$232,877	$919,260	$904,510	$167,287	$167,263	$83,393	$355,809

2001
MI(1)	$64,345	$289,432	$87,112	$544,055	$553,407	$101,261	$99,543	$76,586	$60,622
Internat’l(2)	13,558	14,383	121,468	56,233	43,813	25,102	9,287	5,196	6,320
Title	—	10,775	—	157,551	157,551	2,061	5,905	—	141,929
Other(3)	—	—	—	—	—	22,198	—	—	62,858

Total	$77,903	$314,590	$208,580	$757,839	$754,771	$150,622	$114,735	$81,782	$271,729

2000
MI(1)	$63,295	$281,704	$96,561	$498,255	$503,750	$96,585	$93,001	$77,337	$48,663
Internat’l(2)	3,714	5,384	74,305	36,823	26,628	11,712	5,684	—	7,219
Title	—	8,001	—	103,984	103,984	1,890	2,087	—	94,302
Other(3)	—	—	—	—	—	9,249	—	—	36,194

Total	$67,009	$295,089	$170,866	$639,062	$634,362	$119,436	$100,772	$77,337	$186,378

(1)	Represents U.S. Mortgage Insurance Operations.
(2)	Represents International Mortgage Insurance Operations.
(3)	Represents ancillary services and parent company investment income.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years Ended December 31, 2002, 2001 and 2000

Premiums Earned	Gross Amount	Assumed From Other Companies	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed To Net
	(Dollars in thousands, except percentages)
2002
Mortgage Guaranty	$780,460	$(1,869)	$101,734	$676,857	(0.3)%
Title	228,060	10	417	227,653	—

Total	$1,008,520	$(1,859)	$102,151	$904,510	(0.2)

2001
Mortgage Guaranty	$661,054	$3,950	$67,784	$597,220	0.7%
Title	157,892	4	345	157,551	—

Total	$818,946	$3,954	$68,129	$754,771	0.7

2000
Mortgage Guaranty	$567,258	$1,800	$38,680	$530,378	0.3%
Title	104,344	—	360	103,984	—

Total	$671,602	$1,800	$39,040	$634,362	0.3

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1(b)	Restated Certificate of Incorporation.

3.1a(l)	Certificate of Amendment of Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1(b)	Specimen common stock certificate.

4.2(c)

Indenture, dated as of November 19, 1996, between The PMI Group, Inc. and The Bank of New York, as Trustee, in connection with the sale of $100,000,000 aggregate principal amount of 6¾% Notes due November 15, 2006.

4.3(d)	Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee.

4.4(d)	Form of Right Certificate, relating to Rights Agreement dated as of January 26, 1998.

4.6(f)	Credit Agreement, dated as of February 13, 1996, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6a	First Amendment to Credit Agreement, dated as of December 16, 1996, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6b	Second Amendment to Credit Agreement, dated as of April 7, 1998, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6c	Third Amendment to Credit Agreement, dated as of December 17, 1999, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6d	Third Amendment to Credit Agreement, dated as of February 12, 2001, between The PMI Group, Inc. and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association).

4.6e	Fourth Amendment to Credit Agreement, dated as of March 14, 2001, between The PMI Group, Inc. and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association).

4.6f	Fifth Amendment to Credit Agreement, dated as of December 31, 2001, between The PMI Group, Inc. and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association).

4.6g	Sixth Amendment to Credit Agreement, dated as of December 30, 2002, between The PMI Group, Inc. and Bank of America, N.A.

4.7(j)	Indenture dated as of July 16, 2001 between The PMI Group, Inc. and The Bank of New York, as Trustee.

4.8(j)	Resale Registration Rights Agreement, dated as of July 16, 2001, among The PMI Group, Inc., Bank of America Securities LLC and Lehman Brothers Inc.

10.1(e)*	The PMI Group, Inc. Bonus Incentive Plan, effective as of February 18, 1999.

10.2(k)*	The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of June 1, 2000.

10.2a(k)*	Amendment No. 1 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan.

10.2b*	Amendment No. 2 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan.

10.2c(m)*	Amendment No. 3 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan.

10.3(h)*	The PMI Group, Inc. Stock Plan for Non-Employee Directors (amended and restated as of August 16, 1999).

Exhibit Number	Description of Exhibits

10.3a(i)*	Amendment No. 1 to The PMI Group, Inc. Stock Plan for Non-Employee Directors.

10.3b(k)*	Amendment No. 2 to The PMI Group, Inc. Stock Plan for Non-Employee Directors.

10.4*	The PMI Group, Inc. Retirement Plan (July 30, 2002 Restatement).

10.5(g)	The PMI Group, Inc. Directors’ Deferred Compensation Plan (amended and restated as of July 21, 1999).

10.6(a)	Form of 1984 Master Policy of PMI Mortgage Insurance Co.

10.7(a)	Form of 1994 Master Policy of PMI Mortgage Insurance Co.

10.8(a)	CMG Shareholders Agreement, dated September 8, 1994, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co.

10.9(b)	Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co.

10.10(b)	Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co.

10.11(a)	Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”).

10.12a(a)	First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co.

10.13(f)	The PMI Group, Inc. Supplemental Employee Retirement Plan (amended and restated as of May 20, 1999).

10.14(a)	First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company.

10.15(a)	Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors.

10.16(a)	Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover.

10.17(f)	The PMI Group, Inc. Additional Benefit Plan, effective February 18, 1999.

10.18(d)	The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee).

10.19(d)

Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee.

10.20	Form of Change of Control Employment Agreement.

10.21(g)	The PMI Group, Inc. Officer Deferred Compensation Plan (amended and restated as of September 16, 1999).

10.22(h)	Excess of Loss Reinsurance Treaty effective August 20, 1999 issued by PMI Mortgage Insurance Co. to KRE Reinsurance Ltd, National Union Fire Insurance Company of Pittsburgh and Federal Insurance Co.

11.1	Statement re: computation of net income per share.

Exhibit Number	Description of Exhibits

12.1	Statement re: computation of ratio of profit to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent (Ernst & Young LLP).

(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended.
(b)	Incorporated by reference to Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995.
(c)	Incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on November 25, 1996.
(e)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1996.
(f)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1998.
(g)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.
(h)	Incorporated by reference to the registrant’s Form S-8 Registration Statement (No. 333-32190), filed with the SEC on March 10, 2000.
(i)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1999.
(j)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.
(k)	Incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on July 18, 2001.
(l)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-63122), as amended.
(m)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.
(n)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
*	Compensatory or benefit plan in which certain executive officers or directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.