Form 10-Q
period 2003-03-31
PMI GROUP INC
filed 2003-05-15
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission file number 1-13664

THE PMI GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3199675
(State of Incorporation)	(IRS Employer Identification No.)

3003 Oak Road, Walnut Creek, California	94597
(Address of principal executive offices)	(Zip Code)

(925) 658-7878
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares

Common Stock	$0.01	April 30, 2003	88,931,610

THE PMI GROUP, INC.
Index to Quarterly Report on Form 10-Q
March 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(Dollars in thousands, except per share data)	2003	2002

REVENUES
Premiums earned	$236,578	$212,962
Interest and dividend income	33,792	32,819
Equity in earnings of unconsolidated subsidiaries	8,816	10,680
Net realized investment gains (losses)	1,309	(2,248)
Other	13,684	9,217

Total revenues	294,179	263,430

LOSSES AND EXPENSES
Losses and loss adjustment expenses	51,737	39,048
Amortization of deferred policy acquisition costs	22,005	20,351
Other underwriting and operating expenses	91,527	77,508
Interest expense	3,801	3,826
Distributions on mandatorily redeemable preferred securities	654	1,007

Total losses and expenses	169,724	141,740

Income before income taxes and cumulative effect of a change in accounting principle	124,455	121,690
Income taxes	34,847	37,370

Income before cumulative effect of a change in accounting principle	89,608	84,320
Cumulative effect of a change of accounting principle	—	7,172

Net income	$89,608	$91,492

PER SHARE DATA:
Basic:
Income before cumulative effect of a change in accounting principle	$1.01	$0.94
Cumulative effect of a change in accounting principle	—	0.08

Basic net income	$1.01	$1.02

Diluted:
Income before cumulative effect of a change in accounting principle	$1.00	$0.92
Cumulative effect of a change in accounting principle	—	0.08

Diluted net income	$1.00	$1.00

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Investments - available for sale at fair value:
Fixed income securities	$2,395,524	$2,317,645
Equity securities:
Common	81,622	79,575
Preferred	89,105	86,073
Short-term investments	106,096	36,426

Total investments	2,672,347	2,519,719
Cash and cash equivalents	182,800	217,763
Investments in unconsolidated subsidiaries	303,623	289,795
Accrued investment income	39,146	35,921
Deferred policy acquisition costs	87,855	85,210
Premiums receivable	55,686	58,660
Reinsurance receivable and prepaid premiums	47,206	60,078
Reinsurance recoverable	3,664	3,846
Property and equipment, net of accumulated depreciation	181,470	177,418
Other assets	63,708	68,639

Total assets	$3,637,505	$3,517,049

LIABILITIES
Reserve for losses and loss adjustment expenses	$358,685	$350,841
Unearned premiums	242,467	232,877
Long-term debt	422,950	422,950
Reinsurance payable	32,463	40,506
Deferred income taxes	104,065	83,034
Other liabilities and accrued expenses	138,335	144,508

Total liabilities	1,298,965	1,274,716

Commitments and contingencies (Note 9, 11)

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	48,500	48,500

SHAREHOLDERS’ EQUITY
Preferred stock – $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $.01 par value; 250,000,000 shares authorized; 105,587,554 issued	1,056	1,056
Additional paid-in capital	267,234	267,234
Treasury stock, at cost (16,661,778 and 15,644,148 shares)	(358,058)	(342,093)
Retained earnings	2,236,895	2,149,877
Accumulated other comprehensive income, net of deferred taxes	142,913	117,759

Total shareholders’ equity	2,290,040	2,193,833

Total liabilities, mandatorily redeemable preferred securities and shareholders’ equity	$3,637,505	$3,517,049

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,608	$91,492
Cumulative effect of a change in accounting principle	—	(7,172)

Income before cumulative effect of a change in accounting principle	89,608	84,320
Adjustments to reconcile net income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
Net realized investment (gains) losses	(1,309)	2,248
Equity in earnings of unconsolidated subsidiaries	(8,816)	(10,680)
Depreciation and amortization	7,023	3,904
Deferred income taxes	20,815	(793)
Changes in:
Accrued investment income	(3,225)	4,087
Deferred policy acquisition costs	(2,645)	(5,225)
Premiums receivable	2,974	703
Reinsurance receivable, net of payable	4,829	3,288
Reinsurance recoverable	182	967
Reserves for losses and loss adjustment expenses	7,844	10,356
Unearned premiums	9,590	12,294
Income taxes payable	11,110	31,685
Other	(11,417)	21,620

Net cash provided by operating activities	126,563	158,774

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	178,007	105,960
Proceeds from sales of equity securities	15,129	9,106
Investment purchases:
Fixed income securities	(259,638)	(208,163)
Equity securities	(19,635)	(14,301)
Net increase in short-term investments	(69,677)	(52,136)
Investments in unconsolidated subsidiaries, net of distributions	(1,574)	3,491
Capital expenditures and capitalized software, net of dispositions	(10,320)	(10,849)

Net cash used in investing activities	(167,708)	(166,892)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of treasury stock	3,754	11,731
Repurchases of common stock	(19,719)	—
Dividends paid to shareholders	(2,204)	(1,786)

Net cash (used in) provided by financing activities	(18,169)	9,945

Effect of the change in currency translations on cash	24,351	4,943

Net (decrease) increase in cash and cash equivalents	(34,963)	6,770
Cash and cash equivalents at beginning of period	217,763	129,796

Cash and cash equivalents at end of period	$182,800	$136,566

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest paid and preferred securities distributions	$7,262	$7,368
Income taxes paid, net of refunds	$2,688	$3,315
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$295	$204

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation; PMI Mortgage Insurance Ltd and PMI Indemnity Limited (collectively, “PMI Australia”), Australian mortgage insurance companies; PMI Mortgage Insurance Company Limited (“PMI Europe”), an Irish insurance corporation; and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.”

The Company has equity interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; Truman Capital Founders, LLC (“Truman”), the general partner and majority-owner of an investment vehicle that focuses on the residential whole loan purchase market; and RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively, “RAM Re”), financial guaranty reinsurance companies based in Bermuda.  The Company’s percentage ownership of equity securities of Fairbanks, CMG, RAM Re and Truman as of March 31, 2003 was 56.8%, 50.0%, 24.9% and 19.6%, respectively.  Because the Company has significant but not controlling interests in these entities, they are accounted for on the equity method of accounting in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).  The results of Fairbanks and Truman are reported on a one-month lag basis, and RAM Re is reported on a quarter lag basis.  All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.  Interim results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2.	SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2002, the Company reclassified such investments previously reflected as short-term investments to cash equivalents.  Accordingly, the amounts of these investments classified as cash equivalents were approximately $121 million as of March 31, 2003 and $108 million as of March 31, 2002.

Investments  – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale.  These securities are recorded at fair value, based on quoted market prices, with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity.  The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are classified as available-for-sale. The Company evaluates its investments regularly to determine whether there are declines in value and if such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The market value of a security below cost or amortized cost for two consecutive quarters is a potential indicator of an other-than-temporary impairment.  If the Company determines that a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s earnings.

Realized gains and losses on sales of investments are determined on a specific-identification basis.  Investment income consists primarily of interest and dividends.  Interest income is recognized on an accrual basis and dividend income is recorded on the date of declaration.

Investments in Unconsolidated Subsidiaries – Investments in unconsolidated subsidiaries with ownership interests of 20-50% are accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity.  The Company generally reports the equity earnings of its unconsolidated subsidiaries on either a one-month or one-quarter lag basis.  Fairbanks is accounted for on a one-month lag. The Company’s ownership interest in Fairbanks was 56.8% as of March 31, 2003.  The investment in Fairbanks was approximately $140 million at March 31, 2003, which included a goodwill component of approximately $35 million.  As a result of an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks, the Company reports its investment in Fairbanks using the equity method of accounting in accordance with EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.  The cost basis of the investments in unconsolidated subsidiaries reflects the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

The Securities and Exchange Commission requires public companies to disclose condensed financial statement information in the footnotes for significant unconsolidated subsidiaries, individually or in the aggregate, if income before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company, or if the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total assets of the Company.  As of March 31, 2003, the income test and balance sheet test were exceeded for the unconsolidated subsidiaries in the aggregate.  Accordingly, a footnote has been provided for the Company’s proportionate share of balance sheet and statement of operations line items.  The condensed financial statements have been presented on a combined basis in the footnotes.

Special Purpose Entities – Certain insurance transactions entered into by PMI Europe require the use of foreign special purpose entities (“SPEs”).  These SPEs are wholly-owned subsidiaries of the Company, and accordingly, are consolidated in the Company’s financial statements.  The Company is not affiliated with any SPEs that qualify for off-balance sheet treatment.

Property and Equipment  – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years.  Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally.  Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, generally three to five years.  As a result, the Company capitalized costs associated with software developed for internal use of $5.3 million and $6.1 million for the three months ended March 31, 2003 and 2002, respectively.

Policy Acquisition Costs  – The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues.  These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities.  To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred.  Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs.  SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs.  Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits.  The estimates for each underwriting year are updated regularly to reflect actual experience and any changes to key assumptions such as persistency or loss development.

Losses and Loss Adjustment Expenses  – The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders.  SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each report year, net of salvage recoverable.  The Company also reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes for the estimated number of defaults not reported.

Title policy claims reserves are established based on estimated amounts required to settle claims, including expenses for defending claims, for which notice has been received and an amount estimated to satisfy claims incurred but not reported.  Management believes that the title policy claim reserves are appropriately established in the aggregate and are adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred as of the balance sheet dates.

Revenue Recognition  – Primary and pool insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis.  Upon renewal, the Company is not able to re-underwrite or re-price its policies.  SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums.  Premiums written on a monthly basis are earned as coverage is provided.  Monthly premiums accounted for approximately 71% of gross premiums written from our mortgage insurance operations in the first quarter of 2003 compared with 76% in the first quarter of 2002.  Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage.  Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums.  A portion of single premiums is recognized in earnings in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, which ranges from seven to fifteen years.  Rates used to determine the earning of single premiums are estimates based on the expiration of risk.  Accordingly, the unearned premium reserve represents the portion of premiums written that is applicable to the estimated unexpired risk of insured policies.

Title insurance premiums are recognized as revenue when an issued policy is received by APTIC.  Fee income of the non-insurance subsidiaries is earned as the services are provided including contract underwriting.  Contract underwriting revenue is recorded in other income.

Business Segments  –  The Company’s reportable operating segments include U.S. Mortgage Insurance Operations, International Mortgage Insurance Operations, Title Insurance and Other.  The Other segment includes the income, equity earnings and expenses of The PMI Group, contract underwriting services and an inactive broker-dealer.

Stock-Based Compensation  – The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations.  Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options.

As all options have been granted with an exercise price equal to the fair value at the grant date, no compensation expense has been recognized for the Company’s stock option program.  SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires pro forma disclosure of net income and earnings per share using the fair value method, and provides that employers may continue to account for stock-based compensation under APB No. 25.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS  No. 148”).  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  Although the Company has not currently elected to expense the fair value of stock options granted, it continues to evaluate this alternative.  If the Company elects to expense the fair value of stock options under the guidelines of SFAS No. 148, the impact on its financial position and results of operations are expected to be consistent with SFAS No. 123 pro forma disclosure included in the financial statements.  The Company adopted the disclosure provisions of SFAS No. 148 effective in the first quarter of 2003.

The fair value of stock-based compensation to employees is calculated using the option pricing models that are developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program.  These models also require considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2003	2002

Dividend yield	0.42	0.23
Expected volatility	38.66%	36.70%
Risk-free interest rate	4.03%	5.02%
Expected life (years)	4.0	4.0

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method.  If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,

(Dollars in thousands, except per share amounts)	2003	2002

Net income:
As reported	$89,608	$91,492
Deduct: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,811)	(2,756)

Pro forma	$86,797	$88,736

Basic earnings per share:
As reported	$1.01	$1.02
Pro forma	$0.98	$0.99
Diluted earnings per share:
As reported	$1.00	$1.00
Pro forma	$0.97	$0.97

Income Tax  –  The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  The liability method measures the expected future tax consequences of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled.  Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years.

Earnings Per Share  –  Basic earnings per share, or EPS, excludes dilution and is based on net income available to common shareholders and the actual weighted-average of the common stock shares that are outstanding during the period.  Diluted EPS is based on net income available to common shareholders and the weighted-average of common stock shares outstanding on a fully diluted basis during the period.  The weighted-average of the common stock shares on a fully diluted basis reflects the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised.  Net income available to common shareholders is the same for computing basic and diluted EPS.  The convertible debt outstanding has not been included in the calculation of diluted shares outstanding as it is anti-dilutive for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average of the common stock shares used to calculate diluted EPS for the quarters ended March 31, 2003 and 2002.

	Three Months Ended March 31,

(Shares in thousands)	2003	2002

Weighted-average of common stock shares for basic EPS	89,001	89,496
Weighted-average of stock options and other dilutive components	827	1,950

Weighted-average of common stock shares for diluted EPS	89,828	91,446

Stock Split –In June 2002, the Company effected a two-for-one stock split in the form of a stock dividend.  All common share and per share data have been adjusted to reflect the stock split.

Reclassifications– Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.	NEW ACCOUNTING STANDANRDS

In January 2003, FASB issued Financial Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if  consolidation of that entity is required.  FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among the parties involved.  The Company will be required to adopt this interpretation for existing entities in the third quarter of 2003.  The Company is currently evaluating the impact, if any, of the adoption of this pronouncement.

NOTE 4.	INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments –The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value

(Dollars in thousands)		Gains	(Losses)

March 31, 2003:
Fixed income securities	$2,257,900	$147,078	$(9,454)	$2,395,524
Equity securities:
Common stocks	77,713	7,514	(3,605)	81,622
Preferred stocks	88,475	3,839	(3,209)	89,105
Short-term investments	102,799	3,297	—	106,096

Total investments	$2,526,887	$161,728	$(16,268)	$2,672,347

	Cost or Amortized Cost	Gross Unrealized		Fair Value

(Dollars in thousands)		Gains	(Losses)

December 31, 2002:
Fixed income securities	$2,170,151	$151,968	$(4,474)	$2,317,645
Equity securities
Common stocks	75,162	6,972	(2,559)	79,575
Preferred stocks	88,434	2,319	(4,680)	86,073
Short-term investments	33,006	3,427	(7)	36,426

Total investments	$2,366,753	$164,686	$(11,720)	$2,519,719

During the first quarter of 2003, the Company determined that the decline in the market value of certain equity securities met the definition of other-than-temporary impairment and recognized a realized loss of $0.1 million in the first quarter of 2003 compared to $3.2 million in the first quarter of 2002.

NOTE 5.	RESTRICTED CASH

In March 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans; the Company received funds to cover future claim payments on these loans.  The transaction does not transfer insurance risk.  Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.  As of March 31, 2003, $12.4 million of deposits received under this agreement were included in cash and cash equivalents, and can only be utilized to pay claims related thereto.

NOTE 6.	DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity for the first three months of 2003 and 2002.

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Beginning balance	$85,210	$77,903
Policy acquisition costs incurred and deferred	24,650	25,576
Amortization of deferred policy acquisition costs	(22,005)	(20,351)

Ending balance	$87,855	$83,128

Deferred policy acquisition costs are affected by qualifying costs incurred and deferred, and amortization of previously deferred costs in the applicable period.  In periods where there is growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds amortization expenses.

NOTE 7.	COMPREHENSIVE INCOME

The reconciliation of net income to comprehensive income for the first three months of 2003 and 2002 are shown in the table below:

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Net income	$89,608	$91,492
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	1,653	(4,704)
Reclassification for realized (gains) losses included in net income, net of tax	(851)	1,461

Net unrealized holding gains (losses)	802	(3,243)
Currency translation adjustment	24,351	4,943

Other comprehensive income, net of tax	25,153	1,700

Comprehensive income	$114,761	$93,192

NOTE 8.	BUSINESS SEGMENTS

Transactions between segments are not significant.  The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated.

	Three Months Ended March 31, 2003

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Revenues
Premiums earned	$156,604	$19,366	$60,608	$—	$236,578
Interest and dividend income	23,302	5,863	737	3,890	33,792
Equity in earnings of unconsolidated subsidiaries	2,865	—	—	5,951	8,816
Net realized investment gains (losses)	(479)	341	18	1,429	1,309
Other income	169	—	2,968	10,547	13,684

Total revenues	182,461	25,570	64,331	21,817	294,179

Losses and expenses
Losses and loss adjustment expenses	47,536	(661)	4,862	—	51,737
Amortization of deferred policy acquisition costs	19,475	2,530	—	—	22,005
Other underwriting and operating expenses	14,825	3,844	54,917	17,941	91,527
Interest expense and distribution on capital securities	25	—	—	4,430	4,455

Total losses and expenses	81,861	5,713	59,779	22,371	169,724

Income (loss) before income taxes	100,600	19,857	4,552	(554)	124,455
Income tax (benefit) expense	28,676	5,672	1,560	(1,061)	34,847

Net income	$71,924	$14,185	$2,992	$507	$89,608

Total assets	$2,308,619	$595,845	$91,788	$641,253	$3,637,505

	Three Months Ended March 31, 2002

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Revenues
Premiums earned	$152,630	$12,196	$48,136	$—	$212,962
Interest and dividend income	21,483	5,763	550	5,023	32,819
Equity in earnings of unconsolidated subsidiaries	3,118	—	—	7,562	10,680
Net realized investment gains (losses)	(2,478)	465	—	(235)	(2,248)
Other income	123	—	2,046	7,048	9,217

Total revenues	174,876	18,424	50,732	19,398	263,430

Losses and expenses
Losses and loss adjustment expenses	36,061	593	2,394	—	39,048
Amortization of deferred policy acquisition costs	19,152	1,199	—	—	20,351
Other underwriting and operating expenses	15,123	2,371	44,448	15,566	77,508
Interest expense and distribution on capital securities	18	—	—	4,815	4,833

Total losses and expenses	70,354	4,163	46,842	20,381	141,740

Income (loss) before income taxes	104,522	14,261	3,890	(983)	121,690
Income tax (benefit) expense	33,176	4,210	1,383	(1,399)	37,370

Income before cumulative effect of a change in accounting principle	71,346	10,051	2,507	416	84,320
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income	$71,346	$17,223	$2,507	$416	$91,492

Total assets	$2,182,594	$451,399	$69,259	$470,987	$3,174,239

NOTE 9.	COMMITMENTS AND CONTINGENCIES

During the fourth quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board, or FTB, for the tax year ended December 31, 1997 in the amount of $2.8 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB.  During the first quarter of 2003, the Company received a  notice of assessment from the FTB for the tax years ended December 31, 1998 through 2000 in the amount of $11.1 million, not including federal tax benefits or interest.  The assessments are the result of a memorandum issued by the FTB in April 2002.  The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ending on or after December 1, 1997.  While the Company intends to protest the current and any future assessments, the Company cannot assure the ultimate outcome of these protests.

Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

NOTE 10.	CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information has been presented on a combined basis for all unconsolidated subsidiaries accounted for under the equity method of accounting as of and for the three months ended March 31, 2003.

	As of and for the quarter ended March 31, 2003

(Dollars in thousands)	Total	PMI’s Proportionate Share

Condensed Combined Balance Sheet
Assets:
Cash and cash equivalents	$108,997	$54,550
Investments	724,737	187,157
Real estate investments	19,040	9,956
Receivables	279,076	154,287
Servicing assets	149,451	84,858
Real Estate Owned	41,276	8,094
Deferred policy acquisition costs	44,534	12,550
Premiums receivable	10,736	3,594
Other assets	81,259	37,570

Total assets	$1,459,106	$552,616

Liabilities:
Accounts payable and accrued liabilities	$78,060	$41,840
Reserves for losses and loss adjustment expenses	17,783	6,283
Unearned premiums	88,449	24,685
Notes payable	466,913	204,454
Other liabilities	26,755	12,293

Total liabilities	677,960	289,555
Shareholders’ equity	781,146	263,061

Total liabilities and shareholders’ equity	$1,459,106	$552,616

Condensed Combined Statement of Operations
Gross revenues	$132,671	$42,766
Total expenses	21,730	28,599

Income before income taxes	110,941	14,167
Income taxes	9,733	5,351

Net income	$101,208	$8,816

NOTE 11.	SUBSEQUENT EVENTS

In April 2003, RAM Re raised $92 million of additional capital, and the Company invested an additional $24.4 million in that offering and maintained its 24.9% ownership interest in RAM Re.

On April 25, 2003, the Company entered into a repurchase transaction with a major financial institution.  Under the agreement, the Company borrowed an aggregate of $100.2 million at a blended rate of 1.365% for 32 days.  On May 5, 2003, the Company completed a second repurchase transaction in which the Company borrowed an aggregate of $98.9 million at a blended rate of 1.453% for ten days, and renewed this transaction on May 15, 2003 for an additional 13 days.  These transactions are collateralized by certain agency securities and corporate bonds and will be treated as secured borrowings.  The transactions may be renewed at the end of their terms.

On May 1, 2003, Standard & Poor’s Ratings Service announced a downgrade in its residential subprime and residential special service ranking for Fairbanks’ subsidiary Fairbanks Capital Corp. (“Fairbanks Capital”) from strong to below average as of April 30, 2003, with a stable outlook.  On May 5, 2003, Moody’s Investors Service downgraded Fairbanks Capital’s ratings for Primary Servicer of residential subprime mortgage loans and for Special Servicer from SQ1 (“Strong”) to SQ4 (“Below Average”). On May 13, 2003, Fitch Ratings downgraded Fairbanks Capital’s residential primary servicer rating for subprime, Alt-A and Home Equity from RPS1 to RPS2 and its special servicer rating from RSS1 to RSS2, which ratings are on rating watch negative. Fairbanks Capital’s ability to continue to service new and existing servicing portfolios is uncertain.  Fairbanks is highly leveraged and dependent upon debt facilities with lenders to make servicing and delinquency advances, finance the acquisition of mortgage servicing rights and for other business purposes.  If Fairbanks were to lose access to debt facilities for any reason, Fairbanks will be unable to continue funding its operations or pay its debts as they become due.  Due to these current and potential future adverse events the Company’s investment balance of $140 million as of March 31, 2003 could become impaired.  In addition, future income from Fairbanks’ operations may also be negatively impacted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include: (i) PMI’s belief that the structure of its modified pool insurance products mitigates the risk of loss to PMI from the less-than-A quality loans and non-traditional loans insured by those products; and (ii) our belief that we have sufficient cash to meet all of our short- and medium-term obligations.

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

Our consolidated and segment financial results are discussed below.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents highlights of our consolidated financial results for the three months ended March 31, 2003 and 2002.

(In millions, except per share data and percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Revenues:
Premium earned	$236.6	$213.0	11%
Interest and dividend income	33.8	32.8	3%
Equity in earnings of unconsolidated strategic investments	8.8	10.6	(17)%
Net realized investment gains (losses)	1.3	(2.2)	—
Other income	13.7	9.2	49%

Total revenues	294.2	263.4	12%
Losses and loss adjustment expenses	51.7	39.0	33%
Amortization of deferred policy acquisition costs	22.0	20.4	8%
Other underwriting and operating expenses	91.5	77.5	18%
Interest expense and distributions on mandatorily preferred securities	4.5	4.8	(6)%

Income before income taxes and cumulative effect	124.5	121.7	2%
Income taxes	34.9	37.4	(7)%

Income before cumulative effect of a change in accounting principle	89.6	84.3	6%
Cumulative effect of a change in accounting principle	—	7.2	—

Net income	$89.6	$91.5	(2)%

Diluted earnings per share	$1.00	$1.00	—

* Earnings per share calculations are based on the number of common stock shares outstanding on a fully-diluted basis.  Per share data has been adjusted to reflect the two-for-one stock split effective in June 2002.

Consolidated net income for the first quarter of 2003 decreased 2% from the corresponding period in 2002.  Income before the cumulative effect of a change in accounting principle increased by 6% over the first quarter of 2002 due primarily to the results of our Australian subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, which represent the majority of the activity in our International Mortgage Insurance Operations segment.  The cumulative effect of a change in accounting principle resulted in the write-off of negative goodwill of $7.2 million in the first quarter of 2002.  Further discussion is provided in the business segments sections below.

Premiums earned represent the amount of premiums recognized as revenue for accounting purposes.  The increase in premiums earned in the first three months of 2003 over the corresponding period in 2002 was attributable largely to growth in premiums from title insurance and modified pool mortgage insurance written in the U.S.  Additional revenue discussion is also included in the business segment sections below.

The increase in interest and dividend income in the first quarter of 2003 over the corresponding period in 2002 was due to growth in the investment portfolio, partially offset by a slight decrease in our book yield.  Our pre-tax book yield was 5.5% at March 31, 2003 compared with 5.7% at March 31, 2002.

We account for our unconsolidated strategic investments and limited partnerships on the equity method of accounting.  The decrease in equity earnings from our unconsolidated strategic investments and limited partnerships was due primarily to a $2.6 million loss from certain private equity limited partnership investments.  Equity earnings, net of tax, from our unconsolidated strategic investment Fairbanks Capital Holding Corp., or Fairbanks, accounted for approximately 7% of our consolidated net income for the three months ended March 31, 2003, approximately 3% for the three months ended March 31, 2002, and approximately 6% for the year ended December 31, 2002.  As a result of developments at Fairbanks, the contribution of Fairbanks to our consolidated net income may decrease substantially going forward.  See page 42, below, for a discussion of those developments.

Included in our net realized investment gains and losses were impairment losses recognized for financial reporting purposes on certain impaired securities in our investment portfolio.  Impairment losses were $0.1 million for the first quarter of 2003 compared to $3.2 million for the first quarter of 2002.

The increase in other income in the first quarter of 2003 over the corresponding period in 2002 was largely attributable to increased activity in our contract underwriting services, which are included in our Other business segment.

The increase in losses and loss adjustment expenses in the first quarter of 2003 over the corresponding period in 2002 was the result of increases in defaults and claims for our U.S. Mortgage Insurance Operations.  The increase in other underwriting and operating expenses including amortization of deferred policy acquisition costs in the first three months of 2003 over the first three months of 2002 was due primarily to an increase in expenses related to increased business activity for our Title Insurance operations.

Segment Results

The following table presents highlights of our segment results for the quarters ended March 31, 2003 and 2002.

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

U.S. Mortgage Insurance Operations	$71.9	$71.3	1%
International Mortgage Insurance Operations	14.2	17.2	(17)%
Title Insurance	3.0	2.5	20%
Other	0.5	0.5	—

Consolidated net income	$89.6	$91.5	(2)%

US Mortgage Insurance Operations

Our US mortgage insurance subsidiary PMI Mortgage Insurance Co., or PMI, provides primary mortgage insurance, or primary insurance, and pool mortgage insurance, or pool insurance, against losses in the event of borrower default.  Primary insurance provides mortgage default protection on individual loans at specified coverage percentages. PMI’s primary new insurance written includes insurance that

PMI underwrites on a loan-by-loan basis (flow channel) and insurance that PMI acquires in bulk transactions (bulk channel), primarily in the capital mortgage markets.  Prior to 2002, PMI offered pool insurance products that covered the entire loss on a defaulted mortgage loan that exceeds the claim payment under any primary insurance coverage, up to an agreed aggregate amount, or stop loss limit, for all of the loans in a pool.  PMI currently offers modified pool insurance products that, in addition to having a stated stop loss limit and other risk reduction features, have exposure limits on each individual loan in the pool.  Our mortgage insurance products are purchased by lenders and investors, including Fannie Mae and Freddie Mac, or the GSEs, seeking protection against default risk, capital relief or credit enhancement for mortgage transactions in the capital markets.

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI and affiliated U.S. mortgage insurance and reinsurance companies.  CMG Mortgage Insurance Company, or CMG, which offers mortgage insurance for loans originated by credit unions, and its affiliates are accounted for under the equity method of accounting.  U.S. Mortgage Insurance Operations’ results are summarized as follows:

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Premiums earned	$156.6	$152.6	3%
Equity in earnings of unconsolidated strategic investments	$2.9	$3.1	(6)%
Losses and loss adjustment expenses	$47.5	$36.1	32%
Underwriting and operating expenses	$34.3	$34.3	—
Net income	$71.9	$71.3	1%

Premiums written and earned  – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily but, not exclusively, under captive reinsurance agreements.  In captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lenders to captive reinsurance companies affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to captive reinsurance companies.  The components of PMI’s net premiums written and premiums earned are as follows:

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Gross premiums written	$187.2	$181.7	3%
Ceded premiums	30.9	21.1	46%
Refunded premiums	4.6	4.2	10%

Net premiums written	$151.7	$156.4	(3)%

Premiums earned	$156.6	$152.6	3%

The decrease in net premiums written for the first three months of 2003 over the corresponding period in 2002 was due primarily to higher ceded premiums related to captive reinsurance agreements and lower primary insurance in force, offset by higher modified pool risk in force (see Pool insurance below).  Primary insurance in force refers to the current principal balance of all insured mortgage loans as of a given date.  The increase in ceded premiums was driven by the increasing percentage of insurance in force subject to captive reinsurance agreements, combined with higher average ceding percentages for such agreements.  Heavy refinance volume and a higher percentage of new insurance written by lenders with captive reinsurance programs resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio.  During the first quarter of 2003, 57% of primary new insurance written was subject to captive reinsurance agreements compared to 44% during the first quarter of 2002.  As of March 31, 2003, 46% of primary insurance in force and 47% of primary risk in force was subject to captive reinsurance agreements, compared to 35% of primary insurance in force and 36% of primary risk in force subject to captive reinsurance agreements as of March 31, 2002.  Primary risk in force is the aggregate dollar amount equal to the sum of each insured mortgage loan’s current principal balance multiplied by the percentage of the insurance coverage specified in the policy.  We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s premiums earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

PMI’s premiums earned increased in the first three months of 2003 compared to the corresponding period in 2002 due largely to a change in estimate as a result of an actuarial evaluation of our unearned premium reserve.  During the first quarter of 2003, PMI completed a review of the unearned premium reserve and loss reserves for our pool insurance business and determined that the actual loss development is outperforming underwriting expectations.  Accordingly, we reduced the unearned premium reserve to match actual loss experience, which resulted in $7.1 million of additional premiums earned for the first quarter of 2003.

Losses and loss adjustments expenses  –  PMI’s total losses and loss adjustment expenses represent total claims paid, certain expenses related to default notification and claims processing, and changes in net loss reserves during the applicable period.  We establish loss reserves based upon estimated claim rates and claim sizes for reported mortgage loans in default, as well as estimated defaults incurred but not reported.  PMI’s losses and loss adjustment expenses and related claims data are illustrated as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Claims paid including loss adjustment expenses (in millions)	$42.6	$27.0	58%*
Change in net loss reserves (in millions)	4.9	9.2	(47)%

Total losses and loss adjustment expenses (in millions)	$47.5	$36.2	31%

Number of primary claims paid	1,624	1,053	54%*
Average primary claim size (in thousands)	$22.6	$21.0	8%

* During the first quarter of 2003, PMI began reporting primary claims as “paid” at the time of disbursement to more appropriately reflect the effects of PMI’s loss mitigation efforts that take place after the perfection of a claim and prior to disbursement of such claim.  Previously, claims were reported as “paid” upon perfection of the claim filing.  At March 31, 2003, approximately 257 loans were affected as a result of this modification.  Accordingly, we estimate that the reduction of primary claims paid was approximately $5.1 million to $5.7 million.

The increase in claims paid and loss adjustment expenses in the first quarter of 2003 over the corresponding period in 2002 was due to increases in the number of primary claims paid and average primary claim size.  Those increases were due to higher default and claim rates associated with the maturation of PMI’s 2001 book of primary insurance business, increases in less-than-A quality loans and non-traditional loans (see Credit characteristics below) in PMI’s insurance portfolio, and generally weaker economic conditions and higher unemployment rates throughout the U.S.  The 2001 insurance book of business accounted for 23% of PMI’s total primary policies in force and  primary insurance in force as of March 31, 2003.  PMI’s gross loss reserves were $320.4 million at March 31, 2003, which represents an increase of $22.7 million over the March 31, 2002 reserve balance.

PMI’s primary default data are presented in the following table.

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change/ Variance

Primary insured loans in force	854,506	892,353	(4)%
Primary loans in default	35,803	26,909	33%
Primary default rate	4.19%	3.02%	1.17	pps
Primary default rate excluding bulk transactions	3.52%	2.51%	1.01	pps
Primary default rate for bulk transactions	10.59%	7.17%	3.42	pps

The increases in primary loans in default and default rates as of March 31, 2003 compared to March 31, 2002 were related to the seasoning of our 2001 book and composition of PMI’s portfolios as discussed above, a decline in our persistency rate and the weaker U.S. economy.  Persistency rate refers to the percentage of insurance policies at the beginning of a 12-month period that remain in force at the end of that period.  The default rates for bulk channel transactions at March 31, 2003 and 2002 were higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of March 31, 2003, PMI’s modified pool insurance default rate was 6.39% with 10,506 modified pool loans in default.  PMI’s modified pool insurance products have risk reduction features, including a stated stop loss limit and exposure limits on each individual loan in the pool, which reduce PMI’s potential for loss exposure.  PMI’s default rate for GSE Pool (see Pool insurance below) was 2.40% with 5,842 GSE Pool loans in default.

Total underwriting and operating expenses –  Total underwriting and operating expenses reported in the current period are comprised of (i) amortization of deferred policy acquisition costs and (ii) other underwriting and operating expenses.  PMI’s total underwriting and operating expenses are shown below.

(In million, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31,2002	Percentage Change

Amortization of deferred policy acquisition costs	$19.5	$19.2	2%
Other underwriting and operating expenses	14.8	15.1	(2)%

Total underwriting and operating expenses	$34.3	$34.3	—

Policy acquisition costs incurred and deferred	$20.5	$19.7	4%

Deferred policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales related activities.  These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business.  Policy acquisition costs incurred and deferred are variable and fluctuate in line with the volume of new insurance written, and are offset by increased efficiency resulting from the use of PMI’s electronic origination and delivery methods.  Electronic delivery accounted for approximately 78% of PMI’s insurance commitments from its flow channel primary insurance in the first quarter of 2003 compared to 65% in the first quarter of 2002.

Other underwriting and operating expenses consist of all other costs that are not attributable to the acquisition of new policies and that are recorded as expenses when incurred.  The decrease in other underwriting and operating expenses in the first quarter of 2003 over the corresponding period in 2002 was due largely to higher underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage, and are attributable to PMI’s affiliate, PMI Mortgage Services Co., or

MSC.  These higher levels of costs were allocated to MSC which is reported in our Other segment, thereby reducing U.S. Mortgage Insurance Operation’s underwriting and operating expenses. Higher ceding commissions related to captive reinsurance agreements also drove the decrease in underwriting and operating expenses in the first quarter of 2003 over the corresponding period in 2002.  Contract underwriting allocations were $12.1 million in the first quarter of 2003 compared with $8.6 million in the first quarter of 2002, reflecting increased contract underwriting services on loans without mortgage insurance coverage as a result of higher mortgage origination volume.

Ratios  – PMI’s loss, expense and combined ratios are shown in the following table.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Variance

Loss ratio	30.4%	23.6%	6.8	pps
Expense ratio	22.6%	21.9%	0.7	pps

Combined ratio	53.0%	45.5%	7.5	pps

PMI’s loss ratio is the ratio of total losses and loss adjustment expenses to premiums earned.  The increase in the loss ratio in the first quarter of 2003 over the corresponding period in 2002 was due largely to an increase in claim payments.  PMI’s expense ratio is the ratio of amortization of deferred policy acquisition costs and other underwriting and operating expenses to the net premiums written.  The increase in the expense ratio in the first quarter of 2003 over the corresponding period in 2002 was primarily attributable to the decrease in net premiums written.  The combined ratio is the sum of the loss ratio and the expense ratio.

Primary new insurance written –  The components of PMI’s primary new insurance written are as follows:

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Primary new insurance written :
Primary new insurance written (flow channel)	$11,461	$10,370	11%
Primary new insurance written (bulk channel)	780	1,116	(30)%

Total primary new insurance written	$12,241	$11,486	7%

* PMI’s new insurance written does not include primary insurance placed upon loans more than 12 months after loan origination.

PMI’s increase in primary new insurance written in the first quarter of 2003 compared to the corresponding period in 2002 was driven by the higher volume of residential mortgage originations, due to the historically low interest rate environment and the pronounced refinance market.  As estimated by Mortgage Bankers Association of America, total US residential mortgage originations during the first quarter of 2003 increased by 49% over the first quarter of 2002 to $757 billion.

Pool insurance – PMI provides pool insurance coverage to lenders and investors for risk reduction, capital relief or credit enhancement for capital market mortgage transactions.  Pool insurance is typically issued in negotiated GSE and capital market transactions.  Prior to 2002, PMI offered pool insurance to two different customer segments: lenders and the GSEs (GSE Pool), and the capital markets (Old Pool).  Both of these products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool.  PMI’s pool risk in force is the aggregate of the stop loss limit of all pools less the sum of claims paid and deductibles when applicable.  GSE Pool risk in force was $792.2 million as of March 31, 2003 compared with $799.9 million as of March 31, 2002.  Old Pool is a capital markets pool product issued prior to 1994.  Old Pool risk in force at March 31, 2003 was $787.6 million compared to $1,073.3 million at March 31, 2002.

Modified pool insurance – PMI currently offers modified pool insurance products that, in addition to having a stated stop loss limit and other risk reduction features, have exposure limits on each individual loan in the pool.  Modified pool insurance may be attractive to investors and lenders seeking capital relief or a reduction of default risk beyond the protection provided by existing primary insurance or to cover loans that do not require primary insurance.  To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage.  During the first quarter of 2003, PMI wrote $73.6 million of modified pool risk compared to $173.0 million during the first quarter of 2002.  Modified pool risk in force was $1,225.5 million as of March 31, 2003 compared with $526.8 million as of March 31, 2002.

Credit characteristics – PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels.  PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) generally less than 620.  PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain other characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. PMI expects higher default and delinquency rates and generally faster prepayment speeds for less-than-A quality loans and non-traditional loans than for PMI’s A quality loans.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its bulk channel and flow channel primary new insurance written and modified pool insurance written.

(In millions, except percentages)	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002

Less-than-A quality loan amounts and as a percentage of :
Primary new insurance written (flow channel)	$870	8%	$1,061	10%
Primary new insurance written (bulk channel)	161	20%	108	10%

Total primary new insurance written	1,031	8%	1,169	10%
All modified pool insurance written	145	7%	1,039	30%

Total primary and modified pool insurance written	$1,176	8%	$2,208	15%

Non-traditional loan amounts and as a percentage of :
Primary new insurance written (flow channel)	$1,508	13%	$938	9%
Primary new insurance written (bulk channel)	161	20%	435	39%

Total primary new insurance written	1,669	14%	1,373	12%
All modified pool insurance written	530	24%	792	23%

Total primary and modified pool insurance written	$2,199	15%	$2,165	14%

PMI believes that the structure of its modified pool insurance products mitigates the risk of loss to PMI from the less-than-A quality loans and non-traditional loans insured by those products.  Since 2001, a majority of PMI’s modified pool risk written was through a market outreach program offered by Fannie Mae and targeted to low-income and underserved borrowers.

Primary insurance and risk in force – Primary insurance in force and total risk in force for PMI are shown in the table below.

	As of March 31,		Percentage Change

(In millions, except percentages)	2003	2002

Primary insurance in force	$105,518	$108,107	(2)%

Risk in force:
Primary risk in force	$24,676	$25,299	(2)%
Pool risk in force	3,110	2,615	19%

Total risk in force	$27,786	$27,914	—

The decreases in primary insurance in force and risk in force as of March 31, 2003 compared to March 31, 2002 were driven by an increase in policy cancellations.  Policy cancellations increased by 47% over the first quarter of 2002 to $14.3 billion in the first quarter of 2003.  Downward movements in mortgage interest rates during 2002 resulted in heavy mortgage refinancing activity, which caused PMI’s policy cancellations to increase and PMI’s policy persistency to decrease.  PMI’s persistency rate was 52.7% at March 31, 2003 compared with 59.1% at March 31, 2002.  The growth in pool risk in force was largely driven by the amount of modified pool insurance written during the past 12 months.

Less-than-A quality loans accounted for approximately 12% of PMI’s primary risk in force at March 31, 2003 and March 31, 2002.  Approximately 3% of PMI’s primary risk in force was comprised of loans with FICO scores below 575 as of March 31, 2003 and March 31, 2002.

International Mortgage Insurance Operations

International Mortgage Insurance Operations include the results of our Australian subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, or PMI Australia, our Irish subsidiary PMI Mortgage Insurance Company Limited, or PMI Europe, and PMI’s Hong Kong reinsurance operations. The reporting of financial and statistical information for international operations are subject to currency rate fluctuations in translation to U.S. dollar reporting.  International Mortgage Insurance Operations’ results are summarized as follows:

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Premium earned	$19.4	$12.2	59%
Losses, expenses and interest	$5.7	$4.2	36%
Net income	$14.2	$17.2	(17)%

PMI Australia

The following table sets forth the results of PMI Australia.

(USD in millions)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Net premiums written	$21.3	$16.6	28%

Premiums earned	$17.3	$11.1	56%
Net investment income	5.0	5.5	(9)%
Loss and loss adjustment expenses	(0.9)	0.6	—
Underwriting and operating expenses	5.8	3.5	66%
Income taxes	5.3	4.1	29%

Income before cumulative effect of a change in accounting principle	12.1	8.4	44%

Cumulative effect of a change in accounting principle	—	7.2	—

Net income	$12.1	$15.6	(22)%

Loss ratio	(5.2)%	5.4%	—
Expense ratio *	27.2%	20.9%	6.3	pps

* Expense ratio for the first quarter of 2002 excluded the write-off of negative goodwill discussed below.

The increase in PMI Australia’s income before the cumulative effect of a change in accounting principle for the first quarter of 2003 compared to the corresponding period in 2002 was due primarily to an increase in premiums earned and a decrease in loss reserves in the first quarter of 2003.  The reported results of PMI Australia were affected by the appreciation in the Australian dollar in 2003.  The average USD/AUD currency exchange rate was 0.5930 for the first three months of 2003 and 0.5185 for the first three months of 2002.

Premiums written and earned – PMI Australia’s net premiums written and premiums earned for the first quarter of 2003 were favorably affected by the appreciation of the Australian dollar.  In addition, the increase in net premiums written in the first quarter of 2003 compared to the corresponding period in 2002 was attributable to a decrease in premiums ceded under captive reinsurance agreements during the first quarter of 2003.  The increase in premiums earned in the first quarter of 2003 over the first quarter of 2002 was due in part to growth in the insurance portfolio.

Net investment income – PMI Australia’s investment portfolio was $445.8 million at March 31, 2003 compared to $328.0 million at March 31, 2002.  The growth was driven by positive cash flows from operations and the appreciation of the Australian dollar.  The pre-tax book yield was 5.11% at March 31, 2003 compared to 6.15% at March 31, 2002.  This decrease was partially due to the downward movement in bond rates, and adjustments made to interest and dividend income at 2002 year-end to conform to GAAP as applied in the U.S.

Losses and loss adjustment expenses – The decrease in losses and loss adjustment expenses in the first three months of 2003 over the corresponding period in 2002 was due to declines in claim payments and loss reserves and currency exchange rate appreciation.  PMI Australia reduced its loss reserves in the first quarter of 2003 as a result of a reduction in the number of defaults as of March 31, 2003, which was attributable to stable economic conditions with continued low unemployment, low interest rates and continued property value growth. PMI Australia’s default rate at March 31, 2003 was 0.24% compared with 0.29% at March 31, 2002.

Underwriting and operating expenses – The increase in underwriting and operating expenses in the first quarter of 2003 compared to the first quarter of 2002 was due in part to an increase in the number of employees resulting from a sales force restructuring in 2002, increased expenses related to special projects, and exchange rate appreciation.

Primary new insurance written and insurance in force – PMI Australia’s primary new insurance written includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS.  In Australia, an active securitization market exists due in part to the absence of U.S.-type GSEs.  RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have loan-to-value ratios often below 80%.  The loan-to-value ratio is the ratio of the original loan amount to the value of the property.  The following table presents the components of PMI Australia’s primary new insurance written, insurance in force and risk in force.

(USD in millions)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

	(USD in millions)
Flow insurance written	$2,915	$2,623	11%
RMBS insurance written	1,210	1,089	11%

Total primary new insurance written	$4,125	$3,712	11%

	(USD in millions)
Primary insurance in force	$60,227	$45,146	33%
Primary risk in force	$54,749	$41,075	33%

The increase in primary new insurance written in the first quarter of 2003 over the first quarter of 2002 was driven primarily by the appreciation of the Australian dollar, as discussed above.  In recent years, an increase in the Australian government’s first-time homeowners’ grant program amounts has favorably impacted overall mortgage market expansion in Australia.  The government’s return to prior lower grant amounts in 2003 could negatively impact the size of the overall mortgage market in Australia and PMI Australia’s primary new insurance written in 2003.

PMI Europe

The following table sets forth the results of PMI Europe.

(USD in millions)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Premiums earned	$0.9	$0.2	—
Net investment income	1.2	0.8	—
Losses and loss adjustment expenses	0.3	—	—
Underwriting and operating expenses	0.6	0.1	—
Income taxes	0.3	0.2	—

Net income	$0.9	$0.7	29%

The increase in premiums earned in the first three months of 2003 over the corresponding period in 2002 was attributable to growth in PMI Europe’s credit default swaps in force in the past 12 months.  PMI Europe had five credit default swaps in force at March 31, 2003, and had assumed $395.8 million of mortgage default risk on $3.1 billion of mortgages on properties in the United Kingdom, and $141.4 million of default risk on $3.7 billion of mortgages on properties in Germany.  PMI Europe did not complete any new transactions in the first quarter of 2003.  The majority of the default risk that PMI Europe has insured was highly rated by at least one of the international credit rating agencies.

PMI Europe’s net investment income includes realized investment gains and losses from investment activity and currency exchange gains and losses when the investments are sold.  PMI Europe’s net investment income also includes gains and losses on currency re-measurement, which represent the revaluation of assets and liabilities held by PMI Europe that are denominated in non-functional currencies into the functional currency, the Euro.  PMI Europe incurred re-measurement losses of $0.4 million in the first quarter of 2003 compared to gains of $0.2 million in the first quarter of 2002.

The increase in losses and loss adjustment expenses was due to an increase in reserves for losses and claims.  The increase in underwriting and operating expenses in the first quarter of 2003 compared to the corresponding period in 2002 was due primarily to an increase in staff.

PMI Europe’s investment portfolio at March 31, 2003 totaled $99.6 million compared to $87.6 million at March 31, 2002.  The growth of the investment portfolio was driven by the return on investment and the appreciation of the Euro relative to the U.S. dollar.  The pre-tax book yield was 4.77% as of March 31, 2003 and 4.33% as of March 31, 2002.  PMI Europe’s portfolio yield improved due to the reallocation of money market funds to fixed income securities.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance operations.

(USD in millions)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Gross reinsurance premiums written	$0.9	$1.9	(53)%
Reinsurance premiums earned	$1.3	$0.9	44%

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation.   The decrease in gross reinsurance premiums written in the first quarter of 2003 was the result of continued

slow economic conditions which have dampened mortgage origination activity and a reduction in the penetration rate of the Hong Kong Mortgage Corporation’s mortgage insurance program.

Title Insurance Operations

The following table sets forth the results of our title insurance subsidiary American Pioneer Title Insurance Company, or APTIC.

(USD in millions)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Premiums earned	$60.6	$48.1	26%
Net investment income	0.8	0.6	33%
Other income	3.0	2.0	50%
Loss and loss adjustment expenses	4.9	2.4	104%
Underwriting and operating expenses	54.9	44.4	24%
Income taxes	1.6	1.4	14%

Net income	$3.0	$2.5	20%

Combined ratios	94.0%	93.3%	0.7	pps

The increase in premiums earned in the first three months of 2003 compared to the corresponding period in 2002 was attributable to an increase in total residential mortgage originations, as discussed above in the U.S. Mortgage Insurance Operations segment section.

The increase in underwriting and other expenses in the first quarter of 2003 over the first quarter of 2002 was primarily due to increases in agency fees and commissions related to higher premiums earned.  The increase in losses and loss adjustment expenses in the first three months of 2003 compared to the corresponding period in 2002 was the result of an increase in claim payments of $1.1 million and additions to loss reserves of $1.4 million.  The increase in APTIC’s loss reserves in the first quarter of 2003 was driven in part by the strengthening of reserves for estimated defaults incurred but not reported associated with the increase in APTIC’s new business writing.

The combined ratio for our Title Insurance operations is the ratio of total losses and loss adjustment expenses and underwriting and other operating expenses to premiums earned and other income.

Other

The results of our Other business segment include contract underwriting revenue and related operating expenses of MSC, interest and dividend income, interest expense and corporate overhead of our holding company, or The PMI Group, as well as the equity earnings of our unconsolidated strategic investments except CMG, which are included in the results of U.S. Mortgage Insurance Operations.  Our Other business segment’s results are summarized as follows:

(In millions, except percentages)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Percentage Change

Equity in earnings of unconsolidated strategic investments	$6.0	$7.6	(21)%
Other income	$10.5	$7.0	50%
Underwriting and operating expenses	$17.9	$15.6	15%
Net income	$0.5	$0.5	—

The decrease in equity earnings from our unconsolidated strategic investments, excluding CMG, was due to the $2.6 million loss from certain private equity limited partnership investments, partially offset by an increase in equity earnings of our unconsolidated strategic investment Fairbanks.    Fairbanks contributed $7.1 million of equity earnings in the first quarter of 2003 compared to $3.7 million in the corresponding period in 2002.  On May 1, 2003, Standard & Poor’s Ratings Service, or S&P, announced a downgrade in its residential subprime and residential special service ranking for Fairbanks’subsidiary, Fairbanks Capital Corp., or Fairbanks Capital, from strong to below average as of April 30, 2003, with a stable outlook.  On May 5, 2003, Moody’s Investors Service, or Moody’s, downgraded Fairbanks Capital’s ratings for Primary Servicer of residential subprime mortgage loans and for Special Servicer from SQ1 (“Strong”) to SQ4 (“Below Average”).  On May 13, 2003, Fitch Ratings, or Fitch, downgraded Fairbanks Capital’s residential primary servicer rating for subprime, Alt-A and Home Equity from RPS1 to RPS2 and its special servicer rating from RSS1 to RSS2, which ratings are on rating watch  negative. Fairbanks Capital’s ability to continue to service new and existing servicing portfolios is uncertain. As a result of these and other developments at Fairbanks, the contribution of Fairbanks to our consolidated net income may decrease substantially going forward.  See Investment Considerations, page 42, below, for additional discussion of those developments.

Other income, which was generated by MSC, increased in the first quarter of 2003 over the corresponding period of 2002, primarily attributable to increased contract underwriting activity in connection with higher mortgage origination volume.

Operating expenses, which were incurred by MSC and The PMI Group, increased in the first quarter of 2003 over the first quarter of 2002, as a result of increased contract underwriting expense allocations (see U.S. Mortgage Insurance Operations business segment discussion above) related to higher mortgage origination volume. Contract underwriting allocations were $12.1 million in the first quarter of 2003 compared with $8.6 million in the first quarter of 2002.

Taxes

Our effective tax rate was 28.0% for the first three months of 2003 compared to 30.7% for the first three months of 2002.  The decrease was primarily due to an increase in the proportion of income derived from PMI Australia and Fairbanks, which have lower effective tax rates.  Our effective tax rate can vary for a number of reasons, including differences in the proportion of earnings taxed at lower marginal tax rates in certain foreign jurisdictions and differences in the proportion of tax-exempt earnings relative to consolidated pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The PMI Group’s principal sources of funds are dividends from its subsidiaries, primarily PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets.  PMI generates substantial cash flows from premiums written on its insurance business and from investment returns on its investment portfolio.

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, dividends during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income.  In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends.  For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves.  Under Arizona law, PMI would be able to pay dividends of approximately $27.8 million in 2003 without prior approval of the Director of the Arizona Department of Insurance.

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

The PMI Group’s principal uses of funds are payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments.  During the first quarter of 2003, we repurchased $19.7 million of our common stock, completing a $100 million stock repurchase program authorized in 1998.  In February 2003, The PMI Group’s Board of Directors authorized a new stock repurchase program in the amount of $100 million.  To date, no repurchases have occurred under this authorization.  The PMI Group’s available funds were $322.5 million at March 31, 2003, a decrease from the March 31, 2002 balance of $337.0 million, due largely to the repurchase of our common stock.

We believe that The PMI Group has sufficient cash to meet all of our short- and medium-term obligations, and we maintain excess liquidity to support our operations.  As of March 31, 2003, we had $288.9 million of liquid funds in cash and cash equivalents and short-term investments to meet ongoing cash requirements.  Our investment portfolios hold primarily investment grade securities comprised of readily marketable fixed income and equity securities.  At March 31, 2003, the fair value of these securities in our investment portfolios that are designated as available-for-sale increased to $2.6 billion from $2.3 billion at March 31, 2002 as a result of positive cash flows from consolidated operations.  Our investments are recorded at fair value, and the differences between the fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Our accumulated other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses included in net income and currency translation gains and losses, net of deferred taxes.

We have a bank credit line in the amount of $25.0 million with a major financial institution and there are no outstanding borrowings under the credit line. The agreement expires on December 29, 2003. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios and minimum capital and dividend restrictions.

On April 25, 2003, we completed a repurchase transaction with a major financial institution.  Under the agreement, we borrowed an aggregate of $100.2 million at a blended rate of 1.365% for 32 days.  On May 5, 2003, we completed a second repurchase transaction in which we borrowed an aggregate of $98.9 million at a blended rate of 1.453% for 10 days, and renewed this transaction on May 15, 2003 for an additional 13 days.  These transactions are collateralized by certain agency securities and corporate bonds. These transactions may be renewed at the end of their terms and we may from time to time execute additional repurchase agreements under our master agreement with this financial institution.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of March 31, 2003, our shareholders’ equity was $2.3 billion.  Our long-term debt and other capital securities outstanding at March 31, 2003 was $471.5 million, consisting of the following:

•	$360.0 million 2.50% Senior Convertible Debentures due July 15, 2021;
•	$63.0 million 6.75% Notes due November 15, 2006; and
•	$48.5 million 8.309% Capital Securities maturing on February 1, 2027.

In July 2001, we issued $360.0 million of 2.50% Senior Convertible Debentures.  The convertible debentures are due in 2021 and are redeemable at our option beginning in 2006.  Under the terms of the indenture, an event of default would occur upon a failure to pay when due any indebtedness for borrowed money of The PMI Group or any of our “designated subsidiaries,” as defined in the indenture.  If there is an event of default on our convertible debentures, the principal amount of our convertible debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable.  Under the indenture, ‘‘designated subsidiaries’’ includes any subsidiary of The PMI Group whose assets constitute 15.0% or more of the total assets of The PMI Group on a consolidated basis.  Under the indenture, an entity is a “subsidiary” of The PMI Group if we own or control at least a majority of its outstanding voting stock.  Based in part upon information provided to us by Fairbanks, we believe that we had no subsidiaries that constituted designated subsidiaries as a result of the asset test described above as of March 31, 2003.  However, we are not in a position to determine, on a current basis, whether Fairbanks is a designated subsidiary because changes in The PMI Group’s and Fairbanks’ assets will determine whether the assets test described above is satisfied and the accounting data necessary to make this determination is not available until some time subsequent to the date as of which the calculation is to be performed.  It is possible that Fairbanks will constitute a designated subsidiary at any time as a result of changes in The PMI Group’s and Fairbanks’ assets following March 31, 2003.  Under the provisions of one of Fairbanks’ credit facilities, an event of default is deemed to occur if Fairbanks loses its “above average” (or equivalent) residential special servicer rating from S&P, Moody’s or Fitch.  However, prior to the actions of the rating agencies described above, Fairbanks obtained a waiver under this credit agreement temporarily providing that such actions, in themselves, will not constitute events of default under the credit agreement.  Notwithstanding the waiver, however, it is possible that these rating agency actions could have a material adverse effect on Fairbanks’ business and result in other defaults or events of default under this or other credit facilities to which Fairbanks or its affiliates are parties.  The waiver expires on May 25, 2003.

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•

S&P has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A+” and a preferred stock rating of “A-”; and has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA+.”  On May 1, 2003, S&P affirmed The PMI Group’s “A+” counterparty credit rating and PMI’s “AA+” counterparty credit and financial strength ratings but changed its outlook with respect to these ratings to negative from stable.

•

Fitch has assigned The PMI Group “AA-” long term issuer and senior debt ratings; has assigned PMI an “AA+” insurer financial strength rating; and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A+” capital securities rating.  On May 13, 2003, Fitch affirmed The PMI Group’s and PMI’s ratings but changed the rating outlook with respect to the debt ratings of The PMI Group from stable to negative.

•

Moody’s has assigned an “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and has assigned PMI an “Aa2” (stable outlook) insurance financial strength rating.  On May 9, 2003, Moody’s commented on The PMI Group’s investment in Fairbanks but took no action with respect to The PMI Group or PMI’s assigned ratings or outlook.

Our consolidated reserves for losses and loss adjustment expenses with respect to insurance claims increased to $358.7 million as of March 31, 2003 from $324.9 million as of March 31, 2002.  This increase was due primarily to increases in the reserve balances for U.S. primary insurance books of business as a result of higher levels of default and increases in the reserve balances for our title insurance business as a result of increased mortgage origination volume.

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes.  With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at March 31, 2003 was 10.7 to 1, compared to 12.3 to 1 at March 31, 2002.

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

We generally cannot cancel the mortgage insurance coverage that we provide, except in the case of non-payment of premium. In addition, we generally establish renewal premium rates for the life of the mortgage insurance policy when the policy is issued. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by non-renewal of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage we provide to PMI’s customers.

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

PMI is dependent upon a small number of customers.  Through their various origination channels, PMI’s top ten customers accounted for approximately 42% of PMI’s premiums earned in the first quarter of 2003.   The loss of business from any major customer, through the use of self-insurance, other types of credit enhancement or otherwise, could seriously harm our business and results of operations.

Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. For one type of negotiated transaction, modified pool insurance, the majority of PMI’s business in the first quarter of 2003 came through PMI’s participation in a market outreach program offered by Fannie Mae in which PMI’s modified pool insurance product enhances the primary coverage offered by PMI and other insurers. This market outreach program allows lenders to take a more comprehensive view of a borrower’s creditworthiness and expand the benefit of conventional financing to homeowners.  The loss of Fannie Mae as a customer of PMI could reduce our revenue, and if not replaced, harm our financial condition and results of operations.

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

The GSEs have products for which they will, upon receipt from lenders of loans with primary insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Under these programs, the GSEs may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to the GSEs for the benefits provided through the reduced insurance coverage or the services provided. These new products may prove to be less profitable than PMI’s traditional mortgage insurance business and, if they become widely accepted, could harm our financial condition and results of operations.

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

The U.S. Housing and Urban Development Department, or HUD, has proposed the Real Estate Settlement Procedures Act of 1974, or RESPA, Proposed Rule to Simplify and Improve the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers, or RESPA Rule, which if implemented would give lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level.  To promote the use of a GMP, qualifying packages would be entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules.  Mortgage insurance and title insurance are included in the package to the extent an upfront premium is charged.  This could encompass some, but not all, of the policies written and the premiums charged by a mortgage insurer or a title insurer with respect to a single loan.  Inclusion in the package could cause settlement service providers, such as mortgage insurers and title insurers, to experience reductions in the prices of their services or products. The public comment period on the RESPA Rule terminated on October 28, 2002.  The Mortgage Insurance Companies of America submitted comments on behalf of the mortgage guaranty insurance industry, including PMI.  The American Land Title Association, the trade association for title insurers, also submitted comments on behalf of its members, including our title insurance company American Pioneer Title Insurance Company.  We do not know what form the final rule will ultimately take.  HUD has stated that it intends to publish the final RESPA Rule later in 2003.

Mortgage lenders increasingly require us to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive reinsurance companies, which will reduce PMI’s net premiums written.

PMI’s customers have indicated an increasing demand for captive reinsurance agreements. Under these agreements, a reinsurance company, which is usually an affiliate of the customer, assumes a portion of the mortgage insurance default risk on mortgage loans originated by the customer in exchange for a portion of the insurance premiums. An increasing percentage of PMI’s new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. An increase in captive reinsurance agreements will decrease PMI’s net premiums written, which may negatively impact the yield that we obtain on net premiums earned for customers with captive reinsurance agreements. If we do not provide PMI’s customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance agreements, PMI’s competitive position may suffer.

The premiums PMI charges for mortgage insurance on less-than-A quality loans and non-traditional loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s primary insurance and modified pool insurance written includes less-than-A quality loans and non-traditional loans. The credit quality, loss development and persistency on these loans can vary significantly from PMI’s traditional A-quality loan business.  We have experienced higher default rates for these loans and expect that trend to continue. We cannot be sure that this book of business will generate the same returns as PMI’s standard business or that the premiums that PMI charges on less-than-A quality loans and non-traditional loans will adequately offset the associated risk.

PMI’s primary risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At March 31, 2003, approximately:

•

41% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have higher claims frequency rates than mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

•

7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience, 97s have higher claims frequency rates than 95s. We also insure mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s.  4% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 97%.

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

Generally, the scope of these remedies is in addition to those contained in PMI’s master policies. Worsening economic conditions or other factors that could continue to increase PMI’s default rate could also cause the number and severity of the remedies that must be offered by PMI’s wholly-owned subsidiary MSC to increase. Such an increase could have a material effect on our financial condition or results of operations.  There are limitations on the number of available underwriting personnel and heavy price competition among mortgage insurance companies. PMI’s inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy PMI’s underwriting services obligations could harm our financial condition and results of operations.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies.  As of March 31, 2003, approximately 91% of PMI’s risk in force was written after December 31, 1997.  As a result, we believe PMI’s loss experience may increase as PMI’s policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our financial condition and results of operations and cash flows would be harmed.

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

PMI’s settlement in the putative RESPA class action lawsuit Baynham v. PMI Mortgage Insurance Co. contains a three-year injunction terminating on December 31, 2003 which relates, in part, to the terms upon which we offer certain products and services.  As some of PMI’s competitors have not agreed to abide by the terms of the injunction, PMI’s compliance with the injunction could inhibit its ability to compete with respect to the offering of new products and structures through the end of this year, and this could have a material adverse effect upon our financial condition and results of operations.

If our claims-paying ability is downgraded below “AA-”, mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by us, which could materially harm our financial performance.

The claims-paying ability of PMI, our largest wholly-owned subsidiary, is currently rated “AA+” (“Excellent”) by S&P, “Aa2” (“Excellent”) by Moody’s, and “AA+” (“Very Strong”) by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or outstanding debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

•	underwriting or investment losses;

•	the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements;

•	other adverse developments in PMI’s financial condition or results of operations; or

•	changes in the views of rating agencies of our risk profile.

If PMI’s claims-paying ability rating falls below “AA-” from S&P or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, will not purchase mortgages insured by us, which would seriously harm our financial condition and results of operations.  In January 2003, Fitch announced that it had revised its rating outlook for the U.S. private mortgage insurance industry from “Stable” to “Negative,” due to a variety of factors affecting the industry’s long-term fundamentals.  Fitch currently maintains a “Stable” rating outlook on all eight U.S. private mortgage insurers, including PMI, but it has stated that it may change some insurers’ rating outlooks to “Negative” in 2003.  On May 1, 2003, S&P affirmed PMI’s rating but changed the outlook to “Negative” due to concerns expressed by S&P related to our investment in Fairbanks, as discussed further below.

Our ongoing ability to pay dividends to our shareholders and meet our obligations primarily depends upon the receipt of dividends and returns of capital from our insurance subsidiaries and our investment income.

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

We have subsidiaries in Australia and Europe.  We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic factors discussed above, we are subject to a number of risks associated with international business activities. These risks include:

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

•

the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations;

•	PMI Australia’s loss of a significant customer; and

•	natural disasters and other events (e.g. toxic contamination) that would damage European properties and that could precipitate borrower default.

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

•	RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re, which are the holding companies for RAM Reinsurance Company, Ltd., a financial guaranty reinsurance company based in Bermuda;

•	CMG, which offers mortgage insurance for loans originated by credit unions; and

•	Truman Founders, LLC, or Truman, which is the general partner and majority-owner of Truman Investment Fund, L.P., a purchaser of residential whole loans.

Fairbanks, RAM Re, CMG and Truman are accounted for on the equity method of accounting in our consolidated financial statements.  Our investments in these unconsolidated strategic investments totaled $279.3 million as of March 31, 2003, compared to $182.3 million as of March 31, 2002, and our equity in earnings from these unconsolidated strategic investments was $11.4 million in the first three months of 2003 compared with $10.4 million in the first three months of 2002.  Although our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our claims-paying ability ratings by rating agencies, we currently expect to make additional strategic investments in the future.

The nature of the businesses conducted by Fairbanks, RAM Re and Truman differs significantly from our core business of providing residential mortgage insurance.  Accordingly, these companies are subject to a number of significant risks that arise from the nature of their businesses.  For example, Fairbanks’ business is subject to extensive regulation, supervision and licensing by various state and federal agencies.  On the federal level, Fairbanks’ business is regulated by, among other statutes and regulations, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, RESPA, the Truth in Lending Act and the Home Ownership and Equity Protection Act of 1994.  Fairbanks is also subject to the laws of the states in which it is licensed as a debt collector relating to its practices, procedures and type and amount of fees it can collect from borrowers.  Subprime servicers, including Fairbanks Capital, have come under increasing regulatory and public scrutiny.  In October 2002, the Federal Trade Commission, or FTC, informed Fairbanks that it is the subject of an FTC investigation to determine whether Fairbanks Capitals’ loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act or other laws enforced by the FTC.  In March 2003, Senator Barbara Mikulski requested the U.S. Department of Housing and Urban Development, or HUD, to initiate a criminal investigation into Fairbanks Capitals’ servicing practices.  Senator Paul Sarbanes has also asked HUD to review Fairbanks Capitals’ servicing practices.  Failure to comply with applicable regulations can lead to, among other remedies, termination or suspension of licenses, class action lawsuits and administrative enforcement actions.

State and federal banking regulatory agencies, state attorneys general offices, the FTC, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending and servicing practices  in the subprime lending industry.  State, local and federal governmental agencies have imposed sanctions for practices, including, but not limited to, charging borrowers excessive fees and failing to adequately disclose the material terms of loans or servicing or collection requirements to the borrowers.  It is possible that in the future, state, local or federal authorities will seek to require changes in Fairbanks’ business, including the imposition of fines on Fairbanks, or the revocation of  its licenses to operate as a servicing organization.

Fairbanks is also subject to private litigation, including a number of purported class action suits, alleging violations of federal and state laws governing the activities of servicers.  We expect that as a result of the publicity surrounding lending and servicing practices, Fairbanks may be subject to other purported class action suits in the future.  In addition, in April 2003, PMI was named as a defendant in the action, Fairbanks Capital Cases I & II, a putative class action filed in the California Superior Court in the county of Contra Costa.  In May 2003, PMI filed a demurrer to the plaintiffs’ complaint in this action, seeking to dismiss all claims alleged against PMI.

Fairbanks has procedures and controls to monitor compliance with numerous federal, state and local laws and regulations.  More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive which could hinder Fairbanks ability to operate profitably.

Our investment in Fairbanks, and consequently our financial results, could be negatively impacted by the ultimate resolution of the litigation and/or pending or threatened actions involving Fairbanks. Fairbanks could also be harmed by a devaluation of its servicing portfolio.

On May 1, 2003, S&P announced a downgrade in its residential subprime and residential special loan servicer ranking for Fairbanks Capital from strong to below average as of April 30, 2003, with a stable outlook.  On May 5, 2003, Moody’s downgraded Fairbanks Capital’s ratings for Primary Servicer of residential subprime mortgage loans and for Special Servicer from SQ1 (“Strong”) to SQ4 (“Below Average”). On May 13, 2003, Fitch downgraded Fairbanks Capital’s residential primary servicer rating for subprime, Alt-A and Home Equity from RPS1 to RPS2 and its special servicer rating from RSS1 to RSS2, which ratings are on rating watch negative. Under the provisions of one of Fairbanks’ credit facilities, an event of default is deemed to occur if Fairbanks loses its “above average” (or equivalent) residential special servicer rating from S&P, Moody’s or Fitch.  However, prior to the actions of the rating agencies described above, Fairbanks obtained a waiver under this credit agreement temporarily providing that such actions, in themselves, will not constitute events of default under the credit agreement.  Notwithstanding the waiver, however, it is possible that these rating agency actions could have a material adverse effect on Fairbanks’ business and result in other defaults or events of default under this or other credit facilities to which Fairbanks or its affiliates are parties.  The waiver expires on May 25, 2003.

Fairbanks Capital’s ability to continue to service new and existing servicing portfolios is uncertain.  Fairbanks is highly leveraged and dependent upon debt facilities with lenders to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes. Fairbanks is in discussions with its lenders in an effort to maintain the continuing availability of its debt facilities.  However, there can be no assurance as to the outcome of those discussions. If Fairbanks were to lose access to debt facilities for any reason, Fairbanks will be unable to continue funding its operations or pay its debts as they become due.  Due to these current and potential future adverse events, our investment balance of $140 million as of March 31, 2003 could become impaired.  In addition, future income from Fairbanks’ operations may also be negatively impacted.

RAM Re is also subject to various risks.  For example, RAM Re could be harmed by a downgrade or withdrawal of its claims paying ratings by one or more of the rating agencies or by failing to establish itself as a significant market participant since it is currently the smallest of the financial guaranty reinsurers.

Our unconsolidated strategic investments could also be harmed by interest rate volatility, the loss of key personnel and their failure to execute future business plans.

We do not control the companies in which we strategically invest.  Accordingly, we are entirely dependent upon their management to operate their businesses.  We may never realize any return on these investments and we may suffer a complete loss of these investments, which could materially and adversely affect our financial condition and results of operations.

We do not control Fairbanks and cannot prevent Fairbanks from defaulting on its indebtedness, which default could under certain circumstances constitute an event of default under our convertible debentures.

Under the terms of the indenture for our 2.50% Senior Convertible Debentures due July 15, 2021, an event of default would occur upon a failure to pay when due, or a default that results in the acceleration of, any indebtedness for borrowed money of The PMI Group or of our designated subsidiaries in an aggregate amount of $25 million or more, unless the acceleration is rescinded, stayed or annulled within 30 days after written notice of default is given to us.  In addition, an event of default would occur upon certain events of bankruptcy, insolvency or reorganization with respect to (i) any of our designated subsidiaries or (ii) any group of two or more of our subsidiaries that, taken as a whole, would constitute a designated subsidiary.  We cannot be sure that the foregoing events will not occur.  If there is an event of default on our convertible debentures, the principal amount of our convertible debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable.  Under the indenture, ‘‘designated subsidiaries’’ means PMI, PMI Australia, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and any other existing or future, direct or indirect, subsidiary of The PMI Group whose assets constitute 15.0% or more of the total assets of The PMI Group on a consolidated basis.  Under the indenture, a company is a “subsidiary” of The PMI Group if we own or control at least a majority of its outstanding voting stock. Based in part upon information provided to us by Fairbanks, as of March 31, 2003, we believe that we did not have any designated subsidiaries as a result of the asset test.  However, we believe, based in part upon information we received from Fairbanks, that Fairbanks was a designated subsidiary as recently as February 28, 2003.  We are not in a position to determine, on a current basis, whether Fairbanks is a designated subsidiary because changes in The PMI Group’s and Fairbanks’ assets will determine whether the assets test described above is satisfied and the accounting data necessary to make this determination is not available until some time subsequent to the date as of which the calculation is to be performed.  It is possible that Fairbanks will constitute a designated subsidiary at any time as a result of changes in The PMI Group’s and Fairbanks’ assets following March 31, 2003.  Recently, S&P announced a downgrade in its residential subprime and residential special loan servicer ranking for Fairbanks Capital from strong to below average as of April 30, 2003, with a stable outlook; Moody’s downgraded Fairbanks Capital’s ratings for Primary Servicer of residential subprime mortgage loans and for Special Servicer from SQ1 (“Strong”) to SQ4 (“Below Average”); and Fitch downgraded Fairbanks Capital's residential primary servicer rating for subprime, Alt-A and Home Equity from RPS1 to RPS2 and its special servicer rating from RSS1 to RSS2, which ratings are on rating watch negative.  Under the provisions of one of Fairbanks’ credit facilities, an event of default is deemed to occur if Fairbanks loses its “above average” (or equivalent) residential special servicer rating from S&P, Moody’s or Fitch.  However, prior to the actions of the rating agencies described above, Fairbanks obtained a waiver under this credit agreement temporarily providing that such actions, in themselves, will not constitute events of default under the credit agreement.  Notwithstanding the waiver, however, it is possible that these rating agency actions could have a material adverse effect on Fairbanks’ business and result in other defaults or events of default under this or other credit facilities to which Fairbanks or its affiliates are parties.  The waiver expires on May 25, 2003.

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

While we intend to protest the assessment we received in 2002, and any future assessment we may receive, from the California Franchise Tax Board, there can be no assurance as to the ultimate outcome of these protests.

In the fourth quarter of 2002, we received a notice of assessment from the California Franchise Tax Board, or FTB, for the tax year ended December 31, 1997 in the amount of $2.8 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB.  During the first quarter of 2003, we received a notice of assessment from the FTB for the tax years ended December 31, 1998 through 2000 in the amount of $11.1 million, not including federal tax benefits or interest.  The assessments are the result of a memorandum issued by the FTB in April 2002.  The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from their insurance company subsidiaries for the tax years ending on or after December 1, 1997.  While we intend to protest the current and any future assessments, we cannot assure you as to the ultimate outcome of these protests.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The fair value of investments in our portfolio is interest rate sensitive and is subject to change based on interest rate movements.  A 100 basis points increase or decrease in interest rates would result in a range of 4-8% decrease or increase in the value of our fixed-income investment portfolio.  These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates.  At March 31, 2003, $2.4 billion of the $2.7 billion total investment portfolio was in fixed-income securities, including municipal bonds, U.S. government bonds, corporate bonds and preferred stock.  The effective duration of our fixed-income investment portfolio was 4.3 years at March 31, 2003, and we do not expect to recognize any adverse impact to our income or cash flows based on the above projection.

As of March 31, 2003, $445.8 million of our invested assets were held by PMI Australia and were denominated in Australian dollars.  The value of the Australian dollar strengthened relative to the U.S. dollar to 0.604 U.S. dollars at March 31, 2003 compared to 0.562 at December 31, 2002.  As of March 31, 2003, $99.6 million of our invested assets were held by PMI Europe and were predominantly denominated in Euros.  The value of the Euro appreciated relative to the U.S. dollar to 1.092 at March 31, 2003, compared to 1.049 at December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) within 90 days of the filing date of this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.  The Chief Executive Officer and Chief Financial Officer have stated that there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibits listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)	Reports on Form 8-K:

On March 31, 2003, we filed with the SEC a report on Form 8-K relating to the certifications of the Chief Executive Officer and the Chief Financial Officer for our annual report on Form 10-K for the year ended December 31, 2002 pursuant to 18 U.S.C. Section 1350.

On April 23, 2003, we furnished the SEC, pursuant to Regulation FD, a report on Form 8-K, relating to our financial results for the quarter ended March 31, 2003.

On May 2, 2003, we filed with the SEC a report on Form 8-K relating to certain ratings announcements by S&P related to us and Fairbanks Capital and furnishing, pursuant to Regulation FD, information relating to our estimated operating results for 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PMI GROUP, INC.

May 15, 2003	/s/ DONALD P. LOFE, JR.

Donald P. Lofe, Jr. Executive Vice President and Chief Financial Officer

May 15, 2003	/s/ BRIAN P. SHEA

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

Date: May 15, 2003

/s/ W. ROGER HAUGHTON

W. Roger Haughton Chairman and Chief Executive Officer Principal Executive Officer

CERTIFICATION

             I, Donald P. Lofe, Jr., certify that:

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

Date: May 15, 2003

/s/ DONALD P. LOFE, JR.

Donald P. Lofe, Jr. Executive Vice President and Chief Financial Officer Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.23	Master Repurchase Agreement dated as of April 24, 2003 between Banc of America Securities LLC and The PMI Group, Inc.

99.1	Certificate by Chief Executive Officer.

99.2	Certificate by Chief Financial Officer.