Form 10-K/A
period 2002-12-31
PMI GROUP INC
filed 2003-08-07
CIK 935724

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form

10-K”) is filed solely to amend Exhibit 12.1, Statement re: Computation of Ratio of Profit to Fixed Charges. The previously filed Exhibit 12.1 contained computational errors relating to the information presented for 1998 through 2002. Accordingly, Exhibit 12.1 is being re-filed to include the corrected calculation.

Part III

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 7th day of August, 2003.

THE PMI GROUP, INC.

By:	/s/ W. ROGER HAUGHTON
W. Roger Haughton Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, W. Roger Haughton, certify that:

1. I have reviewed this annual report on Form 10-K/A of The PMI Group, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: August 7, 2003

/s/ W. ROGER HAUGHTON
W. Roger Haughton
Chairman and Chief Executive Officer Principal Executive Officer

CERTIFICATION

I, Donald P. Lofe, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of The PMI Group, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: August 7, 2003

/s/ DONALD P. LOFE, JR.

Donald P. Lofe, Jr. Executive Vice President and Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

12.1	Statement re: computation of ratio of profit to fixed charges