Form 10-Q
period 2003-06-30
PMI GROUP INC
filed 2003-08-14
CIK 935724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares

Common Stock	$0.01	July 31, 2003	88,860,307

THE PMI GROUP, INC.
Index to Quarterly Report on Form 10-Q
June 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

REVENUES
Premiums earned	$238,851	$224,169	$475,429	$437,131
Interest and dividend income	34,887	31,745	68,679	64,748
Equity in earnings of unconsolidated subsidiaries	5,687	9,096	14,502	19,776
Net realized investment gains (losses)	2,095	393	3,403	(2,039)
Other	17,792	10,776	31,476	19,993

Total revenues	299,312	276,179	593,489	539,609

LOSSES AND EXPENSES
Losses and loss adjustment expenses	62,458	39,962	114,113	79,010
Amortization of deferred policy acquisition costs	22,069	21,469	44,074	41,820
Other underwriting and operating expenses	111,721	85,030	203,328	162,538
Lease abandonment and relocation costs	—	12,183	—	12,183
Interest expense	4,042	3,954	7,843	7,780
Distributions on mandatorily redeemable preferred securities	1,007	1,007	1,661	2,015

Total losses and expenses	201,297	163,605	371,019	305,346

Income before income taxes and cumulative effect of a change in accounting principle	98,015	112,574	222,470	234,263
Income taxes	28,558	31,521	63,405	68,890

Income before cumulative effect of a change in accounting principle	69,457	81,053	159,065	165,373
Cumulative effect of a change in accounting principle	—	—	—	7,172

Net income	$69,457	$81,053	$159,065	$172,545

PER SHARE DATA
Basic:
Income before cumulative effect of a change in accounting principle	$0.78	$0.90	$1.79	$1.84
Cumulative effect of a change in accounting principle	—	—	—	0.08

Basic net income	$0.78	$0.90	$1.79	$1.92

Diluted:
Income before cumulative effect of a change in accounting principle	$0.77	$0.88	$1.77	$1.80
Cumulative effect of a change in accounting principle	—	—	—	0.08

Diluted net income	$0.77	$0.88	$1.77	$1.88

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Investments - available for sale at fair value:
Fixed income securities	$2,349,804	$2,317,645
Equity securities:
Common	94,946	79,575
Preferred	93,312	86,073
Short-term investments	98,393	36,426

Total investments	2,636,455	2,519,719
Cash and cash equivalents	315,932	217,763
Investments in unconsolidated subsidiaries	331,695	289,795
Accrued investment income	36,345	35,921
Deferred policy acquisition costs	91,573	85,210
Premiums receivable	60,405	58,660
Reinsurance receivable and prepaid premiums	48,171	60,078
Reinsurance recoverable	3,138	3,846
Property and equipment, net of accumulated depreciation	183,594	177,418
Accounts receivable affiliates	28,158	3,860
Other assets	92,894	64,779

Total assets	$3,828,360	$3,517,049

LIABILITIES
Reserve for losses and loss adjustment expenses	$364,692	$350,841
Unearned premiums	267,606	232,877
Long-term debt	422,950	422,950
Reinsurance payable	34,082	40,506
Deferred income taxes	99,287	83,034
Other liabilities and accrued expenses	161,566	144,508

Total liabilities	1,350,183	1,274,716

Commitments and contingencies (Note 9)
Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	48,500	48,500
SHAREHOLDERS’ EQUITY
Preferred stock – $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $.01 par value; 250,000,000 shares authorized; 105,587,554 issued	1,056	1,056
Additional paid-in capital	267,234	267,234
Treasury stock, at cost (16,765,647 and 15,644,148 shares)	(357,098)	(342,093)
Retained earnings	2,304,125	2,149,877
Accumulated other comprehensive income, net of deferred taxes	214,360	117,759

Total shareholders’ equity	2,429,677	2,193,833

Total liabilities, mandatorily redeemable preferred securities and shareholders’ equity	$3,828,360	$3,517,049

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,065	$172,545
Cumulative effect of a change in accounting principle	—	(7,172)

Income before cumulative effect of a change in accounting principle	159,065	165,373
Adjustments to reconcile net income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
Net realized investment (gains) losses	(3,403)	2,039
Equity in earnings of unconsolidated subsidiaries	(14,502)	(19,776)
Depreciation and amortization	12,940	9,328
Deferred income taxes	359	(8,123)
Changes in:
Accrued investment income	(424)	2,841
Deferred policy acquisition costs	(6,363)	(5,146)
Premiums receivable	(1,745)	(14,116)
Reinsurance receivable, net of payable	5,483	1,694
Reinsurance recoverable	708	1,620
Reserves for losses and loss adjustment expenses	13,851	20,128
Unearned premiums	34,729	36,448
Income taxes payable	5,171	1,357
Other	(39,162)	39,496

Net cash provided by operating activities	166,707	233,163

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	333,177	314,162
Proceeds from sales of equity securities	30,615	34,275
Proceeds from sales of investment in affiliate	4,429	—
Investment purchases:
Fixed income securities	(338,643)	(449,169)
Equity securities	(35,482)	(24,139)
Net increase in short-term investments	(61,352)	(13,978)
Investments in unconsolidated subsidiaries, net of distributions	(27,526)	2,394
Capital expenditures and capitalized software, net of dispositions	(17,864)	(104,396)

Net cash used in investing activities	(112,646)	(240,851)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of treasury stock	4,714	20,489
Proceeds from repurchase transactions	249,030	—
Repayment of repurchase transactions	(249,030)	—
Repurchases of common stock	(19,719)	—
Dividends paid to shareholders	(4,430)	(4,056)

Net cash (used in) provided by financing activities	(19,435)	16,433

Effect of the change in currency translations on cash	63,543	26,985
Net increase in cash and cash equivalents	98,169	35,730
Cash and cash equivalents at beginning of period	217,763	129,796

Cash and cash equivalents at end of period	$315,932	$165,526

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest paid and preferred securities distributions	$10,511	$10,587
Income taxes paid, net of refunds	$18,741	$17,335
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$595	$486

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

The Company has equity interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; Truman Capital Founders, LLC (“Truman”), the general partner and majority-owner of an investment vehicle that focuses on the residential whole loan purchase market; and RAM Holdings Ltd. and RAM Holdings II Ltd. (collectively, “RAM Re”), financial guaranty reinsurance companies based in Bermuda.  The Company’s percentage ownership of equity securities of Fairbanks, CMG, RAM Re and Truman as of June 30, 2003 was 56.8%, 50.0%, 24.9% and 19.6%, respectively.  Because the Company has significant but not controlling interests in these entities, they are accounted for on the equity method of accounting in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).  The results of Fairbanks and Truman are reported on a one-month lag basis, and RAM Re is reported on a quarter lag basis.  All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.  Interim results for the three months and six months ended June 30, 2003, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2002, as amended.

NOTE 2.      SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company reclassified all cash equivalents previously reflected as short-term investments to conform to the current year presentation. The amount reclassified was approximately $262 million as of June 30, 2003 and approximately $93 million as of June 30, 2002.

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale.  These securities are recorded at fair value, based on quoted market prices, with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity.  The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The market value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment.  When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value.  Realized gains and losses on sales of investments are determined on a specific-identification basis.  Investment income consists primarily of interest and dividends.  Interest income and preferred stock dividends are recognized on an accrual basis and dividend income on common stock is recorded on the date of declaration.

Investments in Unconsolidated Subsidiaries – Investments in unconsolidated subsidiaries with ownership interests of 20-50% are accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity.  The Company generally reports the equity earnings of its unconsolidated subsidiaries on either a one-month or one-quarter lag basis.  The cost basis of the investments in unconsolidated subsidiaries includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

The Company evaluates periodically, or as events dictate, potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment.  In the event a loss in value of an investment is determined to be an other-than-temporary decline an impairment charge would be recognized in the consolidated statement of operations.  Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

The Company’s ownership interest in Fairbanks was 56.8% as of June 30, 2003.  The Company’s carrying value of Fairbanks, including cumulative equity earnings, was approximately $140 million at June 30, 2003, which included a goodwill component of approximately $35 million as of June 30, 2003.  As a result of an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks, the Company reports its investment in Fairbanks using the equity method of accounting in accordance with Emerging Issues Task Force Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.

In April and May of 2003, two of the three rating agencies downgraded Fairbanks’ residential subprime and residential special servicer rankings to below average (or its equivalent).  Under the provisions of one of Fairbanks’ credit facilities, an event of default was deemed to occur if Fairbanks’ ratings fell below “above average.”  However, prior to the actions of the rating agencies, Fairbanks obtained a waiver temporarily providing that such actions, in themselves, would not constitute events of default under the credit agreement.  In June 2003, prior to expiration of the waiver, Fairbanks finalized the terms of a debt restructuring with creditors to extend committed financing for servicing advances, purchased servicing and working capital through September 30, 2004.  As part of the debt restructuring, Fairbanks’ primary shareholders purchased $35 million of subordinated participation interests in Fairbanks’ debt collateralized by purchased mortgage servicing rights.  The Company’s share of this debt participation was approximately $23 million and is included in the accounts receivable from affiliates as presented on the balance sheet.

The Company evaluated its investment in Fairbanks as of June 30, 2003 and determined that there was no other-than-temporary decline in the carrying value, and accordingly, the Company has not recognized an impairment charge with respect to the investment. The Company will continue to evaluate its investment balance for potential impairment.

The Securities and Exchange Commission requires public companies to disclose condensed financial statement information in the footnotes for significant unconsolidated subsidiaries, individually or in the aggregate, if income before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company, or if the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company.  As of June 30, 2003, the income test and asset test were exceeded for the unconsolidated subsidiaries in the aggregate.  Accordingly, a footnote has been provided for the Company’s proportionate share of balance sheet and statement of operations line items.  The condensed financial statements have been presented on a combined basis in the footnotes.

Special Purpose Entities – Certain insurance transactions entered into by PMI and PMI Europe require the use of special purpose entities (“SPEs”).  These SPEs are wholly-owned subsidiaries of the Company, and accordingly, are consolidated in the Company’s consolidated financial statements.  The Company is not affiliated with any SPEs that qualify for off-balance sheet treatment.

Property and Equipment – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years.  Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally.  Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, generally three to five years.  As a result, the Company capitalized costs associated with software developed for internal use of $10.4 million and $12.1 million for the six months ended June 30, 2003 and 2002, respectively.

Accounts Receivable Affiliates – This category includes non-trade receivables from unconsolidated subsidiaries.  The most significant portion of the balance is comprised of approximately $23 million of subordinated participation interests in Fairbanks debt which was part of the debt restructuring discussed in the Investment in Unconsolidated Subsidiaries footnote.  The participation bears interest at LIBOR plus 2.5% and is payable monthly.  The balance will begin to be repaid in June 2004, with the balance due and payable September 2004.

Policy Acquisition Costs –The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues.  These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities.  To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred.  Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs.  SFAS No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry practice,  amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits.  The estimates for each underwriting year are updated regularly to reflect actual experience and any changes to key assumptions such as persistency or loss development.

Losses and Loss Adjustment Expenses – The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders.  SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each reported year, net of salvage recoverable.  The Company also reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes applied to the estimated number of defaults not reported.

Title policy claims reserves are established based on estimated amounts required to settle claims, including expenses for defending claims, for which notice has been received and an amount estimated to satisfy claims incurred but not reported.

Revenue Recognition – Primary and pool insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis.  Upon renewal, the Company is not able to re-underwrite or re-price its policies.  SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums.  Premiums written on a monthly basis are earned as coverage is provided.  Monthly premiums accounted for approximately 71% of gross premiums written from the Company’s mortgage insurance operations in the second quarter and first half of 2003, compared to 71% in the second quarter of 2002 and 73% in the first half of 2002.  Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage.  Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums.  A portion of single premiums is recognized in earnings, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years.  Rates used to determine the earning of single premiums are estimates based on the expiration of risk.  Accordingly, the unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured policies.

Title insurance premiums are recognized as revenue when an issued policy is received by APTIC.  Fee income of the non-insurance subsidiaries is earned as the services are provided including contract underwriting.  Contract underwriting revenue is recorded in other income.

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Mortgage Insurance Operations, Title Insurance Operations and Other.  The Other segment includes the income and expenses of The PMI Group (including equity earnings of unconsolidated subsidiaries except CMG, which is included in U.S. Mortgage Insurance Operations), contract underwriting services and an inactive broker-dealer.

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.  Under APB Opinion No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options.  As all options have been granted with an exercise price equal to the fair value at the grant date, no compensation expense has been recognized for the Company’s stock option program.  SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosure of net income and earnings per share using the fair value method, and provides that employers may continue to account for stock-based compensation under APB Opinion No. 25.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  Although the Company has not currently elected to expense the fair value of stock options granted, it continues to evaluate this alternative.  The Company adopted the disclosure provisions of SFAS No. 148 effective in the fourth quarter of 2002.

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

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method.  If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net income:
As reported	$69,457	$81,053	$159,065	$172,545
Deduct: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,593)	(3,003)	(5,415)	(5,759)

Pro forma	$66,864	$78,050	$153,650	$166,786

Basic earnings per share:
As reported	$0.78	$0.90	$1.79	$1.92
Pro forma	$0.75	$0.87	$1.73	$1.86
Diluted earnings per share:
As reported	$0.77	$0.88	$1.77	$1.88
Pro forma	$0.75	$0.85	$1.71	$1.82

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

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is based on net income available to common shareholders and the actual weighted-average of the common stock shares that are outstanding during the period.  Diluted EPS is based on net income available to common shareholders and the weighted-average of diluted common stock shares outstanding during the period.  The weighted-average of diluted common stock shares reflects the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised.  Net income available to common shareholders is the same for computing basic and diluted EPS.  The convertible debt outstanding has not been included in the calculation of diluted shares outstanding as it is anti-dilutive for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average of the common stock shares used to calculate diluted EPS for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

(Shares in thousands)	2003	2002	2003	2002

Weighted-average of common stock shares for basic EPS	88,843	90,037	88,922	89,768
Weighted-average of stock options and other dilutive components	865	2,173	913	2,076

Weighted-average of common stock shares for diluted EPS	89,708	92,210	89,835	91,844

Stock Split – In June 2002, the Company effected a two-for-one stock split in the form of a stock dividend.  All common share and per share data have been adjusted to reflect the stock split.

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.     NEW ACCOUNTING STANDARDS

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The Company is currently evaluating the impact, if any, of the adoption of this pronouncement.  Should Financial Interpretation Number (“FIN”) 46 not otherwise be deemed to apply, the Company would expect to reclassify its Company-obligated mandatorily redeemable securities to long-term debt in the third quarter of 2003.

In April 2003, FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is

generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company believes that certain credit default swaps entered into by PMI Europe after June 30, 2003 will qualify as derivatives, and the changes between cost and fair value will be reflected in the current period statement of operations.  The Company does not anticipate that the adoption of this pronouncement will significantly impact its consolidated financial condition and results of operations.

In January 2003, FASB issued FIN 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation of that entity is required.  FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among the parties involved.  The Company will be required to adopt this interpretation for existing entities in the third quarter of 2003.  Management does not believe there will be a significant impact on the Company’s financial statements.

NOTE 4.      INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

(Dollars in thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value

		Gains	(Losses)

June 30, 2003:
Fixed income securities	$2,182,093	$177,594	$(9,883)	$2,349,804
Equity securities:
Common stocks	79,496	16,897	(1,447)	94,946
Preferred stocks	88,475	5,432	(595)	93,312
Short-term investments	94,857	3,536	—	98,393

Total investments	$2,444,921	$203,459	$(11,925)	$2,636,455

(Dollars in thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value

		Gains	(Losses)

December 31, 2002:
Fixed income securities	$2,170,151	$151,968	$(4,474)	$2,317,645
Equity securities
Common stocks	75,162	6,972	(2,559)	79,575
Preferred stocks	88,434	2,319	(4,680)	86,073
Short-term investments	33,006	3,427	(7)	36,426

Total investments	$2,366,753	$164,686	$(11,720)	$2,519,719

During the first six months of 2003, the Company determined that the decline in the market value of certain equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized a realized loss of $0.1 million in the first six months of 2003 compared to $4.4 million in the first six months of 2002.  During the second quarter of 2003, approximately $295 million of fixed income and short-term securities were pledged as collateral for $249 million repurchase transactions.  These repurchase transactions have been repaid and are no longer outstanding as of June 30, 2003.

NOTE 5.     RESTRICTED CASH

In March 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans; the Company received funds to cover future claim payments on these loans.  The transaction does not transfer insurance risk.  Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.  As of June 30, 2003 and December 31, 2002, respectively, $10.5 million and $11.7 million of deposits received under this agreement were included in cash and cash equivalents, and may only be utilized to pay claims related thereto.

NOTE 6.      DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity for the first three and six months of 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Beginning balance	$87,855	$83,128	$85,210	$77,903
Policy acquisition costs incurred and deferred	25,787	21,390	50,437	46,966
Amortization of deferred policy acquisition costs	(22,069)	(21,469)	(44,074)	(41,820)

Ending balance	$91,573	$83,049	$91,573	$83,049

Deferred policy acquisition costs are affected by qualifying costs deferred in the period, and amortization of previously deferred costs in such period.  In periods where there is growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds amortization expenses.

NOTE 7.     COMPREHENSIVE INCOME

The components of comprehensive income for the first three months and six months ended June 30, 2003 and 2002 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Net income	$69,457	$81,053	$159,065	$172,545
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	33,617	14,271	35,270	9,447
Reclassification of realized (gains) losses included in net income, net of tax	(1,362)	(255)	(2,212)	1,325

Net unrealized holding gains (losses)	32,255	14,016	33,058	10,772
Currency translation adjustment	39,192	22,041	63,543	26,985

Other comprehensive income, net of tax	71,447	36,057	96,601	37,757

Comprehensive income	$140,904	$117,110	$255,666	$210,302

NOTE 8.     BUSINESS SEGMENTS

Transactions between segments are not significant.  The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated.

	Three Months Ended June 30, 2003

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Revenues
Premiums earned	$144,976	$23,237	$70,638	$—	$238,851
Interest and dividend income	22,673	7,316	762	4,136	34,887
Equity in earnings of unconsolidated subsidiaries	3,846	—	—	1,841	5,687
Net realized investment gains (losses)	2,016	(91)	29	141	2,095
Other income	4	310	3,439	14,039	17,792

Total revenues	173,515	30,772	74,868	20,157	299,312

Losses and expenses
Losses and loss adjustment expenses	55,652	526	6,280	—	62,458
Amortization of deferred policy acquisition costs	19,536	2,533	—	—	22,069
Other underwriting and operating expenses	18,953	4,503	63,818	24,447	111,721
Interest expense and distributions on mandatorily redeemable preferred securities	49	—	—	5,000	5,049

Total losses and expenses	94,190	7,562	70,098	29,447	201,297

Income (loss) before income taxes	79,325	23,210	4,770	(9,290)	98,015
Income tax (benefit)	23,221	6,648	1,646	(2,957)	28,558

Net income (loss)	$56,104	$16,562	$3,124	$(6,333)	$69,457

Total assets	$2,277,304	$689,746	$103,685	$757,625	$3,828,360

	Three Months Ended June 30, 2002

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Revenues
Premiums earned	$154,409	$14,901	$54,859	$—	$224,169
Interest and dividend income	21,972	4,213	584	4,976	31,745
Equity in earnings of unconsolidated Subsidiaries	3,271	—	—	5,825	9,096
Net realized investment gains (losses)	2,697	(1,606)	—	(698)	393
Other income	324	2	2,274	8,176	10,776

Total revenues	182,673	17,510	57,717	18,279	276,179

Losses and expenses
Losses and loss adjustment expenses	34,513	2,728	2,721	—	39,962
Amortization of deferred policy acquisition costs	18,912	2,557	—	—	21,469
Other underwriting and operating expenses	17,522	892	50,177	16,439	85,030
Lease abandonment and other relocation costs	9,281	—	—	2,902	12,183
Interest expense and distributions on mandatorily redeemable preferred securities	52	6	—	4,903	4,961

Total losses and expenses	80,280	6,183	52,898	24,244	163,605

Income (loss) before income taxes	102,393	11,327	4,819	(5,965)	112,574
Income tax (benefit)	30,020	3,432	1,748	(3,679)	31,521

Net income (loss)	$72,373	$7,895	$3,071	$(2,286)	$81,053

Total assets	$2,237,768	$500,161	$72,138	$493,394	$3,303,461

	Six Months Ended June 30, 2003

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Revenues
Premiums earned	$301,581	$42,603	$131,245	$—	$475,429
Interest and dividend income	45,975	13,179	1,499	8,026	68,679
Equity in earnings of unconsolidated subsidiaries	6,710	—	—	7,792	14,502
Net realized investment gains	1,537	250	47	1,569	3,403
Other income	173	310	6,408	24,585	31,476

Total revenues	355,976	56,342	139,199	41,972	593,489

Losses and expenses
Losses and loss adjustment expenses	103,106	(135)	11,142	—	114,113
Amortization of deferred policy
acquisition costs	39,011	5,063	—	—	44,074
Other underwriting and operating expenses	33,778	8,347	118,735	42,468	203,328
Interest expense and distributions on mandatorily redeemable preferred securities	74	—	—	9,430	9,504

Total losses and expenses	175,969	13,275	129,877	51,898	371,019

Income (loss) before income taxes	180,007	43,067	9,322	(9,926)	222,470
Income tax (benefit)	51,897	12,320	3,206	(4,018)	63,405

Net income (loss)	$128,110	$30,747	$6,116	$(5,908)	$159,065

Total assets	$2,277,304	$689,746	$103,685	$757,625	$3,828,360

	Six Months Ended June 30, 2002

(Dollars in thousands)	U.S. Mortgage Insurance	International Mortgage Insurance	Title Insurance	Other	Consolidated Total

Revenues
Premiums earned	$307,039	$27,097	$102,995	$—	$437,131
Interest and dividend income	43,454	10,160	1,135	9,999	64,748
Equity in earnings of unconsolidated subsidiaries	6,389	—	—	13,387	19,776
Net realized investment gains (losses)	219	(1,325)	—	(933)	(2,039)
Other income	447	2	4,320	15,224	19,993

Total revenues	357,548	35,934	108,450	37,677	539,609

Losses and expenses
Losses and loss adjustment expenses	70,573	3,321	5,116	—	79,010
Amortization of deferred policy acquisition costs	38,064	3,756	—	—	41,820
Other underwriting and operating expenses	32,645	3,262	94,626	32,005	162,538
Lease abandonment and other relocation costs	9,280	—	—	2,903	12,183
Interest expense and distributions on mandatorily redeemable preferred securities	71	6	—	9,718	9,795

Total losses and expenses	150,633	10,345	99,742	44,626	305,346

Income (loss) before income taxes	206,915	25,589	8,708	(6,949)	234,263
Income tax (benefit)	63,196	7,643	3,130	(5,079)	68,890

Income (loss) before cumulative effect of a change in accounting principle	143,719	17,946	5,578	(1,870)	165,373
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income (loss)	$143,719	$25,118	$5,578	$(1,870)	$172,545

Total assets	$2,237,768	$500,161	$72,138	$493,394	$3,303,461

NOTE 9.      COMMITMENTS AND CONTINGENCIES

In the fourth quarter of 2002 and the second quarter of 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB.  The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiaries, in determining California taxable income of the holding company, for tax years ending on or after December 1, 1997.  The Company has reserved $4.4 million related to this matter.  While the Company is protesting the assessments, there can be no assurance as to the ultimate outcome of these protests.

The Federal Trade Commission (“FTC”) is currently conducting an investigation to determine whether Fairbanks’ loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commissions Act or other laws enforced by the FTC.  The U.S. Housing and Urban Development Department has initiated both a civil and, in conjunction with the Department of Justice, a criminal investigation of Fairbanks’ business practices. In addition, Fairbanks is subject to state regulatory actions and private litigation, including a number of putative class action suits, alleging violations of federal and state laws governing the activities of servicers.    As these exposures currently are not probable nor can a range of loss be estimated, no reserve has been established by the Company or by Fairbanks related to these matters.  However, the Company’s investment in Fairbanks, and consequently its financial results, could be negatively impacted by the ultimate resolution of these matters.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 10.       CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT  UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information has been presented on a combined basis for all unconsolidated subsidiaries accounted for under the equity method of accounting as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Condensed Combined Balance Sheet
Assets:
Cash and cash equivalents	$28,661	$33,093
Investments	192,952	185,009
Real estate investments	15,151	6,776
Receivables	152,079	146,874
Servicing assets	93,289	76,828
Real estate owned	7,745	10,209
Deferred policy acquisition costs	13,222	11,521
Premiums receivable	3,118	2,810
Other assets	30,872	31,021

Total assets	$537,089	$504,141

Liabilities:
Accounts payable and accrued liabilities	$10,300	$28,139
Reserves for losses and loss adjustment expenses	6,271	4,762
Unearned premiums	26,189	21,701
Notes payable	179,598	181,342
Other liabilities	45,035	15,903

Total liabilities	267,393	251,847
Shareholders’ equity	269,696	252,294

Total liabilities and shareholders’ equity	$537,089	$504,141

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Condensed Combined Statement of Operations
Gross revenues	$52,775	$95,541
Total expenses	45,796	74,395

Income before income taxes	6,979	21,146
Income taxes	1,292	6,644

Net income	$5,687	$14,502

In April 2003, the Company invested an additional $24.4 million in RAM Re as part of a $92 million capital infusion.  The Company’s ownership percentage as a result of this capital investment did not change.

NOTE 11.      SUBSEQUENT EVENTS

On August 4, 2003, the Company announced that it is the strategic investor in a group of investors (“Investor Group”) that will acquire Financial Guaranty Insurance Company (“FGIC”), together with its immediate holding company, FGIC Corporation, from General Electric Capital Corporation (“GECC”).  Pursuant to the definitive agreements, the aggregate value to be received by GECC is currently estimated at approximately $2.16 billion, consisting of a cash purchase price, dividends to be paid by FGIC Corporation to GECC prior to closing, and retention by GECC of certain securities of FGIC Corporation.  FGIC Corporation will declare dividends to GECC prior to the closing of the proposed acquisition in an aggregate amount currently estimated to be approximately $260 million.  The actual aggregate amount of the dividend to be paid by FGIC Corporation depends on FGIC Corporation’s net income, adjusted to exclude certain items, from January 1, 2003 to closing.  If FGIC Corporation is unable to declare a dividend in an amount equal to its adjusted net income for that period, the Investor Group will be required to bear specified portions of the shortfall.

The Company’s equity investment will be approximately $607 million and will represent an ownership interest of approximately 42%.  In the event of a dividend shortfall as described above, the amount the Company is required to fund may be increased up to an additional $36.4 million in cash.  The Company’s equity investment of $607 million is expected to be financed by the sale of approximately $100 million in common equity, $207 million of equity-related securities and $300 million of cash.  The Company expects that any amounts relating to any dividend shortfall will be financed through the additional issuance of equity-related securities.  The Company expects to account for this investment under the equity method of accounting in accordance with APB Opinion No. 18, and, accordingly, the investment will not be consolidated.

In connection with the announced acquisition of FGIC, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on August 7, 2003, covering the offer and sale of up to $700 million of debt, equity or equity-related securities.  The purpose of the Form S-3 filing is primarily to facilitate issuance of equity and equity-related securities in connection with the proposed acquisition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include: (i) our belief that U.S. Mortgage Insurance Operations’ total losses and loss adjustment expenses will range between $210 million and $230 million for the year ending December 31, 2003; (ii) PMI’s belief that the structure of its modified pool insurance products mitigates the risk of loss to PMI from the loans insured by those products; (iii) our belief that our Fairbanks Capital investment balance does not meet the definition of “other-than-temporary decline in value;” (iv) our belief that, upon the successful completion of our proposed financing of the FGIC acquisition, we will have sufficient cash to meet all of our short- and medium-term obligations, and that we will maintain excess liquidity to support our operations, and our belief that currently, exclusive of the proposed FGIC acquisition, there is sufficient cash to meet all of our short- and medium term obligations and that there is excess liquidity to support our operations; (v) our outlook concerning our proposed FGIC acquisition and related financing costs; and (vi) our expectation that, provided we do not experience a material change in PMI’s default inventory, the trend in U.S. Mortgage Insurance Operations’ reserves will continue throughout the remainder of 2003.

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

On August 4, 2003, we announced that The PMI Group is a strategic investor in a group of investors, or the Investor Group, that will acquire Financial Guaranty Insurance Company, or FGIC, together with its immediate holding company, FGIC Corporation, from General Electric Capital Corporation, or GECC.  FGIC is a leading triple-A rated monoline bond insurer.  FGIC provides financial guaranty insurance policies for public finance and structured finance obligations issued by clients in both the public and private sectors.

The aggregate value to be received by GECC is currently estimated at approximately $2.16 billion, consisting of three components: a cash purchase price, dividends to be paid by FGIC Corporation to GECC prior to closing, and retention by GECC of certain securities of FGIC Corporation.  The cash purchase price to be paid is approximately $1.6 billion.  The pre-closing dividends to be paid by FGIC Corporation to GECC are currently estimated to total $260 million. The actual aggregate amount of the dividends depends on FGIC Corporation’s net income, adjusted to exclude certain items, from January 1, 2003 to closing.  If FGIC Corporation is unable to declare a dividend in an amount equal to its adjusted net income for that period, the members of the Investor Group must bear specified portions of the shortfall.  The $1.6 billion cash purchase price and any dividend shortfall will be funded by equity commitments from the Investor Group and $225 million of debt to be issued by FGIC Corporation.  In addition, GECC will retain approximately $235 million of FGIC Corporation preferred stock, with the remaining transaction value to GECC represented by the retention by GECC of approximately five percent of the common stock in FGIC Corporation.

Upon closing of the acquisition, The PMI Group’s ownership interest will be approximately 42% of the outstanding common stock of FGIC Corporation.  Pursuant to an equity commitment letter, The PMI Group is obligated to fund, upon closing, $607 million in cash.  In the event of a dividend shortfall as described above, the amount The PMI Group is required to fund may be increased by up to an additional $36.4 million in cash.  The PMI Group’s equity investment is expected to be financed by the sale of approximately $100 million in common equity, $207 million of equity-related securities, and $300 million of cash.  We expect that any amounts in excess of $607 million resulting from the dividend shortfall will be financed through the additional issuance of equity-related securities.  We expect to account for this investment under the equity method of accounting in accordance with APB Opinion No. 18 and, accordingly, the investment will not be consolidated.

The closing of the proposed acquisition is subject to, among other things, the receipt of specified regulatory approvals, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the New York State Insurance Department, and confirmation of the ratings of FGIC and FGIC Corporation by each of Moody’s Investors Services, Inc., Standard & Poor’s Rating Service and Fitch Ratings.  In addition, the closing is subject to confirmation of the ratings of The PMI Group and PMI by those rating agencies and the completion of The PMI Group’s proposed financing.  The PMI Group may be required to pay GECC $25 million if the acquisition does not close as a result of either of those conditions not being met.

In connection with the proposed acquisition, The PMI Group has entered into a stockholders agreement with its co-investors providing for certain corporate governance arrangements with respect to FGIC

Corporation.  Among other things, (1) The PMI Group will be entitled to designate five out of the 14 FGIC Corporation directors, (2) The PMI Group will be entitled to designate one of its directors as the Vice-Chair of FGIC Corporation, (3) The PMI Group will not be permitted to transfer its shares in FGIC Corporation until the preferred securities issued to GECC pursuant to the definitive agreements, or the securities into which they have been converted, have been redeemed in full or cease to be outstanding, and otherwise for a restricted period specified in that agreement, (4) The PMI Group and two other investors, funds affiliated with The Blackstone Group and The Cypress Group,  will have the ability to veto FGIC’s annual business plan and (5) The PMI Group will have the sole authority to select FGIC Corporation’s independent auditors.

Under the stockholders agreement, in addition to the transfer restrictions described above have lapsed, The PMI Group and its co-investors may not sell shares of common stock of FGIC Corporation without first offering to sell those shares to FGIC Corporation and the other stockholders at the price that the selling stockholder would be willing to sell such shares to a third party.  Under this right of first offer, FGIC Corporation and the other stockholders will have a specified period of time to purchase the selling stockholder’s shares at the indicated price.  Except as described below, this right of first offer will terminate once FGIC Corporation effects a public offering of its common stock in which the aggregate public offering price is at least $100 million, or a qualified public offering.

In addition, after the fifth anniversary of the closing but prior to a qualified public offering, assuming that the securities issued to GECC, or the securities into which they have been converted, have been redeemed in full or cease to be outstanding, The PMI Group, or The Blackstone Group and The Cypress Group collectively, will be entitled to cause the other to sell all its shares to a third party under certain circumstances.  This right will continue even after a qualified public offering so long as The PMI Group, or the The Blackstone Group and The Cypress Group collectively, continue to hold equity securities of FGIC Corporation representing at least 85% of their respective original equity securities and at least 25% of the outstanding shares of common stock (other than any shares issued in private offerings following the closing).  In addition, after a qualified public offering, The PMI Group may exercise this right to force a sale only if the price per share of common stock in the sale meets specified criteria.  No stockholder can exercise this right to force a sale without first offering that stockholder’s shares to FGIC Corporation and the other stockholders under the right of first offer described above.

Under the stockholders agreement, The PMI Group may not purchase any shares offered to it pursuant to the right of first offer described above (unless offered by either of The Blackstone Group or The Cypress Group) to the extent that the purchase would cause The PMI Group to own more than 49% of the outstanding FGIC Corporation common stock.  In addition, following a qualified public offering, The PMI Group generally may not purchase any additional shares of FGIC Corporation common stock until the earlier of (1) the fifth anniversary of the qualified public offering and (2) the date that The Blackstone Group and The Cypress Group hold equity securities of FGIC Corporation representing less than 33% of the shares of common stock acquired by them at closing.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except per share data and percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

Revenues:
Premiums earned	$238.9	$224.2	7%	$475.4	$437.1	9%
Interest and dividend income	34.9	31.7	10%	68.7	64.7	6%
Equity in earnings of unconsolidated strategic investments	5.7	9.1	(37)%	14.5	19.8	(27)%
Net realized investment gains (losses)	2.1	0.4	—	3.4	(2.0)	—
Other income	17.7	10.8	64%	31.5	20.0	58%

Total revenues	299.3	276.2	8%	593.5	539.6	10%

Losses and loss adjustment expenses	62.5	40.0	56%	114.1	79.0	44%
Amortization of deferred policy acquisition costs	22.1	21.5	3%	44.1	41.8	6%
Other underwriting and operating expenses	111.7	85.0	31%	203.3	162.5	25%
Lease abandonment and relocation costs	—	12.2	—	—	12.2	—
Interest expense and distributions on mandatorily preferred securities	5.0	4.9	2%	9.5	9.8	(3)%

Income before income taxes and cumulative effect of a change in accounting principle	98.0	112.6	(13)%	222.5	234.3	(5)%
Income taxes	28.5	31.5	(10)%	63.4	69.0	(8)%

Income before cumulative effect of a change in accounting principle	69.5	81.1	(14)%	159.1	165.3	(4)%
Cumulative effect of a change in accounting principle	—	—		—	7.2	—

Net income	$69.5	$81.1	(14)%	$159.1	$172.5	(8)%

Diluted earnings per share	$0.77	$0.88	(13)%	$1.77	$1.88	(6)%

Consolidated net income decreased by 14% in the second quarter of 2003 and 8% in the first half of 2003 compared to the corresponding periods in 2002.  The decreases were due to increases in losses in our U.S. Mortgage Insurance Operations, decreases in premiums written and earned in our U.S. Mortgage Insurance Operations because of lower persistency, and decreases in equity earnings from our unconsolidated strategic investments, principally Fairbanks Capital Holding Corp., or Fairbanks.  The decreases in consolidated net income were partially offset by increases in the net income from our Australian subsidiaries, or PMI Australia, which represent the majority of the activity in our International Mortgage Insurance Operations.  The cumulative effect of a change in accounting principle resulted in the write-off of negative goodwill of $7.2 million in the first quarter of 2002.  In the second quarter of 2002, we recognized a $12.2 million charge related to lease abandonment and relocation costs in connection with the relocation of our headquarters in August 2002.

Premiums earned represent the amount of premiums recognized as revenue for accounting purposes.  The increase in premiums earned during the second quarter and the first half of 2003 over the corresponding periods in 2002 were attributable primarily to growth in premiums from our Title Insurance Operations and PMI Australia.

The increases in interest and dividend income in the second quarter and first half of 2003 compared with the corresponding periods in 2002 were due to growth in the investment portfolio, partially offset by a decrease in our book yield.  Our investment portfolio grew as a result of excess cash flows from operations.  Our pre-tax book yield was 5.2% at June 30, 2003 compared with 5.6% at June 30, 2002, reflecting the lower interest rate environment and, to a lesser extent, higher cash positions in anticipation of our liquidity needs for the proposed acquisition of FGIC.

We account for our unconsolidated strategic investments and limited partnerships on the equity method of accounting.  The decrease in equity earnings from our unconsolidated strategic investments and limited partnerships in the second quarter of 2003 over the corresponding period in 2002 was due primarily to a decrease in equity earnings from our strategic investment in Fairbanks.  The decrease in equity earnings from our unconsolidated strategic investments in the first half of 2003 over the corresponding period in 2002 was the result of a $2.5 million loss from certain private equity limited partnership investments and the decrease in the equity earnings from Fairbanks.  Equity earnings from Fairbanks was a $0.4 million loss in the second quarter of 2003, compared to a $4.5 million gain in the second quarter of 2002.  Equity earnings, net of tax, from Fairbanks accounted for approximately 4% and 5% of our consolidated net income for the first half of 2003 and the first half of 2002, respectively.  As a result of recent developments at Fairbanks, the contribution of Fairbanks to our consolidated net income may continue to generate losses in the immediate future.  We evaluated our investment in Fairbanks as of June 30, 2003, and determined that there was no other-than-temporary decline in the carrying value, and accordingly, we have not recognized an impairment charge with respect to the investment.  We will continue to evaluate our investment balance for potential impairment.

Included in net realized investment gains and losses are impairment losses recognized for financial reporting purposes on certain impaired securities in our investment portfolio and other investments.  Impairment losses were $0.3 million for the second quarter of 2003 and $0.4 million for the first half of 2003, compared to $1.2 million for the second quarter of 2002 and $4.4 million for the first half of 2002.

The increases in other income in the second quarter and the first half of 2003 over the corresponding periods in 2002 were largely attributable to higher fees generated from our contract underwriting services.  Contract underwriting services are included in our Other business segment.

The increases in our losses and loss adjustment expenses in the second quarter and the first half of 2003 compared with the corresponding periods in 2002 were the result of increases in paid claims in our U.S. Mortgage Insurance Operations, as discussed below.

The increases in other underwriting and operating expenses in the second quarter and the first half of 2003 over the corresponding periods in 2002 were due primarily to increases in payroll and commission expenses related to increased underwriting activity in our Title Insurance Operations, and secondarily by increased expenses due to higher contract underwriting activity.

Our income tax expense decreased by 10% in the second quarter of 2003 and 8% in the first half of 2003 compared to the corresponding periods in 2002.  These decreases were due primarily to corresponding decreases in pre-tax income and, to a lesser extent, changes to the effective tax rates.

Segment Results

The following table presents net income (loss) for each of our segments for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

U.S. Mortgage Insurance Operations	$56.1	$72.4	(23)%	$128.1	$143.7	(11)%
International Mortgage Insurance Operations	16.6	7.9	110%	30.7	25.1	22%
Title Insurance Operations	3.1	3.1	—	6.1	5.6	9%
Other	(6.3)	(2.3)	—	(5.9)	(1.9)	—

Consolidated Net Income	$69.5	$81.1	(14)%	$159.1	$172.5	(8)%

U.S. Mortgage Insurance Operations

Our U.S. mortgage insurance subsidiary, PMI Mortgage Insurance Co., or PMI, provides primary mortgage insurance, or primary insurance, and pool mortgage insurance, or pool insurance, against losses in the event of borrower default.  Primary insurance provides mortgage default protection on individual loans at specified coverage percentages.  PMI’s primary insurance includes insurance that PMI underwrites on a loan-by-loan basis (flow channel) and insurance that PMI acquires in bulk transactions (bulk channel), primarily in the capital mortgage markets.  Prior to 2002, PMI offered pool insurance products that covered the entire loss on a defaulted mortgage loan that exceeded the claim payment under any primary insurance coverage, up to an agreed aggregate amount, or stop loss limit, for all of the loans in a pool.  PMI currently offers modified pool insurance products that, in addition to having a stated stop loss limit and other risk reduction features, have exposure limits on each individual loan in the pool.  Our mortgage insurance products are purchased by lenders and investors, including Fannie Mae, Freddie Mac and the Federal Home Loan Banks, or the GSEs, seeking protection against default risk, capital relief or credit enhancement for mortgage transactions in the capital markets.

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI and affiliated U.S. mortgage insurance and reinsurance companies.  CMG Mortgage Insurance Company and its affiliates are accounted for under the equity method of accounting and are recorded as equity in earnings of unconsolidated strategic investments. CMG offers mortgage insurance for loans originated by credit unions. U.S. Mortgage Insurance Operations’ results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

Premiums earned	$145.0	$154.4	(6)%	$301.6	$307.0	(2)%
Equity in earnings of unconsolidated strategic investments	$3.8	$3.3	15%	$6.7	$6.4	5%
Losses and loss adjustment expenses	$55.7	$34.5	61%	$103.1	$70.6	46%
Underwriting and operating expenses (excluding lease abandonment and relocation costs)	$38.5	$36.4	6%	$72.8	$70.7	3%
Net income	$56.1	$72.4	(23)%	$128.1	$143.7	(11)%

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily, but not exclusively, under captive reinsurance agreements.  In captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lenders.  In return, a proportionate amount of PMI’s gross premiums written is ceded to captive reinsurance companies.  The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

Gross premiums written	$178.9	$189.6	(6)%	$366.1	$371.4	(1)%
Ceded premiums	(30.9)	(22.3)	39%	(61.7)	(43.5)	42%
Refunded premiums	(5.7)	(3.0)	90%	(10.4)	(7.3)	42%

Net premiums written	$142.3	$164.3	(13)%	$294.0	$320.6	(8)%

Premiums earned	$145.0	$154.4	(6)%	$301.6	$307.0	(2)%

The decreases in net premiums written for the second quarter and the first half of 2003 over the corresponding periods in 2002 were due primarily to higher ceded premiums related to captive reinsurance agreements and lower primary insurance in force.  Primary insurance in force refers to the current principal balance of all insured mortgage loans as of a given date.  The increases in ceded premiums were driven by the increasing percentage of insurance in force subject to captive reinsurance agreements, combined with higher average ceding percentages for such agreements.  Heavy refinance volume and a higher percentage of new insurance written by lenders with captive reinsurance programs resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio.

During the second quarter of 2003, 52% of primary new insurance written was subject to captive reinsurance agreements compared to 57% in the second quarter of 2002.  During the first half of 2003, 54% of primary new insurance written was subject to captive reinsurance agreements compared to 51% in the first half of 2002.   Generally, new insurance written received through the bulk channel is not subject to captive reinsurance agreements.  Accordingly, the level of bulk activity will impact the percentage of primary new insurance written subject to captive reinsurance agreements.  As of June 30, 2003, 47% of primary insurance in force and 49% of primary risk in force were subject to captive reinsurance agreements, compared to 38% of primary insurance in force and 40% of primary risk in force subject to captive reinsurance agreements as of June 30, 2002.  Primary risk in force is the aggregate dollar amount equal to the sum of each insured mortgage loan’s current principal balance multiplied by the percentage of the insurance coverage specified in the policy.  We anticipate that higher levels of captive reinsurance cessions will continue to negatively impact PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

Upon cancellation of certain insurance coverage, PMI refunds the portion of premiums that is unearned to the borrowers or servicers.  The increases in refunded premiums in the second quarter and the first half of 2003 over the corresponding periods in 2002 were due to an increase in policy cancellations resulting from refinance activity (see Primary insurance and risk in force below.)

PMI’s premiums earned decreased in the second quarter and the first half of the 2003 over the corresponding periods in 2002 due to higher captive reinsurance cessions and lower insurance in force, as discussed above.  During the first quarter of 2003, PMI completed a review of the unearned premium reserve and loss reserves for our pool insurance business and determined that the actual loss development was lower than underwriting expectations.  Accordingly, we reduced the unearned premium reserve to match actual loss experience, which resulted in $7.1 million of additional premiums earned for the first quarter of 2003.

Losses and loss adjustment expenses – PMI’s total losses and loss adjustment expenses represent the total claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period.  We establish loss reserves based upon estimated claim rates and claim sizes for the default inventory and estimated defaults incurred but not reported.  PMI’s losses and loss adjustment expenses and related claims data are shown in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages, number of primary claims paid and as otherwise noted)	2003	2002	Percentage Change	2003	2002	Percentage Change

Claims paid including loss adjustment expenses	$54.4	$28.5	91%	$97.0	$55.5	75%
Change in net loss reserves	1.3	6.0	(78)%	6.1	15.1	(60)%

Total losses and loss adjustment expenses	$55.7	$34.5	61%	$103.1	$70.6	46%

Number of primary claims paid	1,886	1,171	61%	3,510	2,224	58%
Average primary claim size (in thousands)	$23.9	$18.8	27%	$23.3	$19.8	18%

          * During the first quarter of 2003, PMI began reporting primary claims as “paid” at the time of disbursement to more appropriately reflect the effects of PMI’s loss mitigation efforts that take place after the perfection of a claim and prior to disbursement of such claim. Previously, claims were reported as “paid” upon perfection of the claim filing.

The increases in claims paid and total losses and loss adjustment expenses during the second quarter and the first half of 2003 over the corresponding periods in 2002 were due to increases in the average primary claim paid amount, the percentage of delinquent loans going to claim, and the total number of primary loans in default.  The increase in the average primary claim paid amount was primarily caused by increases in the average principal balance of loans going to claim and deeper coverage amounts, principally on bulk loans which were a larger percentage of all claims in the second quarter and first six months of 2003 than in the corresponding periods in 2002.  PMI’s primary bulk loans that result in claims generally reach claims status more quickly than primary flow loans.  This faster rate to claim allows less time for equity appreciation or loss mitigation by PMI and, accordingly, leads to higher claims paid.  The increase in the percentage of loans going to claim was caused by higher levels of unemployment in the economy and the age of the primary portfolio.  PMI conducts claims investigations with respect to certain delinquent loans as part of its loss mitigation efforts.  During the month of May 2003, PMI completed a large number of such investigations on claims, some of which were then released for payment, contributing to higher paid primary claims during the second quarter of 2003 than in previous quarters.  We believe that U.S. Mortgage Insurance Operation’s total losses and loss adjustment expenses will range between $210 million and $230 million for the year ending December 31, 2003.

In the second quarter of 2003, we assessed the reasonableness of PMI’s estimate of reserves for loss adjustment expenses.  As a result of this assessment, we decreased PMI’s loss adjustment expense reserves by approximately $14 million and reduced the allocation of claim-related expenses from operating expenses to loss adjustment expenses.  PMI’s case and incurred but not reported reserves were increased by approximately the same amount of the reduction to loss adjustment expenses reserves in accordance with our best estimate for loss reserves as of June 30, 2003.  PMI’s gross loss reserves were $321.1 million at June 30, 2003, which represents an increase of $18.2 million over the June 30, 2002 reserve balance.

PMI’s primary default data are presented in the following table.

	As of June 30,

(In millions, except percentages)	2003	2002	Variance

Primary loans in default	34,361	29,734	16%
Primary default rate	4.12%	3.31%	0.81	pps
Primary default rate for bulk transactions	8.77%	8.25%	0.52	pps
Primary default rate excluding bulk transactions	3.54%	2.74%	0.80	pps

The increases in PMI’s primary loans in default and default rates as of June 30, 2003 compared with the corresponding period in 2002 were primarily the result of the seasoning of our 2001 book and the condition of the U.S. economy.  The default rates for bulk channel transactions at June 30, 2003 and 2002 were higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of June 30, 2003, PMI’s modified pool insurance (see Modified pool insurance below) default rate was 5.58% with 8,978 modified pool loans in default, compared to a default rate of 4.30% with 7,176 modified pool loans in default as of December 31, 2002.  These increases were primarily due to the seasoning of this portfolio and the condition of the U.S. economy. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit and exposure limits on each individual loan in the pool, reduce PMI’s potential for loss exposure on loans insured by those products.  PMI’s default rate for GSE Pool (see Pool insurance below) was 2.47% with 4,302 GSE Pool loans in default, compared to 1.48% with 6,250 loans in default as of December 31, 2002.

Total underwriting and operating expenses – Total underwriting and operating expenses reported in the current periods are comprised of (i) amortization of deferred policy acquisition costs and (ii) other underwriting and operating expenses.  PMI’s total underwriting and operating expenses are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

Amortization of deferred policy acquisition costs	$19.5	$18.9	3%	$39.0	$38.1	2%
Other underwriting and operating expenses	19.0	17.5	9%	33.8	32.6	4%
Lease abandonment and relocation costs	—	9.3	—	—	9.3	—

Total underwriting and operating expenses	$38.5	$45.7	(16)%	$72.8	$80.0	(9)%

Policy acquisition costs incurred and deferred	$20.2	$16.7	21%	$40.7	$36.4	12%

Deferred policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales related activities.  These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business.

Policy acquisition costs incurred and deferred are variable and fluctuate in line with the volume of new insurance applications processed and new insurance written and are offset by increased efficiency resulting from the use of PMI’s electronic origination and delivery methods.  Electronic delivery accounted for approximately 81% of PMI’s insurance commitments from its flow channel primary insurance during the second quarter of 2003 and 80% during the first half of 2003, compared to 67% during the second quarter of 2002 and 66% during the first half of 2002.

Other underwriting and operating expenses consist of all other costs that are not attributable to the acquisition of new policies and that are recorded as expenses when incurred.  The increases in other underwriting and operating expenses in the second quarter and the first half of 2003 over the corresponding periods in 2002 were due largely to increases in non-deferrable payroll-related costs combined with the effect of an adjustment to loss adjustment expenses.  As previously discussed, we completed an analysis of loss adjustment expenses, which resulted in the decrease to reserves for loss adjustment expenses and a corresponding decrease to the loss adjustment expense allocation from operating expenses.  The effect of this adjustment on operating results was a reduction to the allocation of expenses to loss adjustment expenses by approximately $1 million, thereby increasing other underwriting and operating expenses for the second quarter of 2003 compared to the second quarter of 2002.  We anticipate this increase in other underwriting and operating expenses will continue in future quarters.  PMI incurred underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage that are attributable to PMI’s affiliate, PMI Mortgage Services Co., or MSC.  These costs were allocated to MSC which is reported in our Other segment, thereby reducing U.S. Mortgage Insurance Operation’s underwriting and operating expenses.  Contract underwriting allocations were $15.0 million in the second quarter of 2003 and $27.1 million in the first half of 2003 compared to $10.1 million in the second quarter of 2002 and $18.7 million in the first half of 2002, reflecting higher mortgage origination volume and increased contract underwriting services on loans without mortgage insurance coverage.

Ratios – PMI’s loss, expense and combined ratios are shown in the following table.

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	Variance		2003	2002	Variance

Loss ratio	38.4%	22.3%	16.1	pps	34.2%	23.0%	11.2	pps
Expense ratio	27.1%	22.2%	4.9	pps	24.8%	22.1%	2.7	pps

Combined ratio	65.5%	44.5%	21.0	pps	59.0%	45.1%	13.9	pps

PMI’s loss ratio is the ratio of total losses and loss adjustment expenses to premiums earned. The increases in the loss ratios in the second quarter and the first half of 2003 over the corresponding periods in 2002 were primarily due to the increases in claims payments. PMI’s expense ratio is the ratio of amortization of deferred policy acquisition costs and other underwriting and operating expenses (excluding interest expense and non-operating expense) to the net amount of premiums written.  The increases in PMI’s expense ratios in the second quarter and the first half of 2003 over the corresponding periods in 2002 were largely attributable to the decreases in net premiums written and our change of the estimate of loss adjustment expense allocation in the second quarter of 2003.  The combined ratio is the sum of the loss ratio and the expense ratio.

Primary new insurance written – The components of PMI’s primary new insurance written are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

Primary new insurance written :
Primary new insurance written –flow channel	$12,522	$10,491	19%	$23,983	$20,863	15%
Primary new insurance written –bulk channel	3,152	817	286%	3,933	1,933	103%

Total primary new insurance written	$15,674	$11,308	39%	$27,916	$22,796	22%

      * PMI’s new insurance written does not include primary insurance placed upon loans more than 12 months after loan origination.

PMI’s increases in primary new insurance written in the second quarter and the first half of 2003 over the corresponding periods in 2002 were driven by higher volumes of residential mortgage originations and refinance activities, due to the historically low interest rate environment.  As estimated by Mortgage Bankers Association of America, total U.S. residential mortgage originations during the first six months of 2003 increased by 61% over the first six months in 2002 to $1.7 trillion.

Pool insurance – PMI provides pool insurance coverage to lenders and investors for risk reduction, capital relief or credit enhancement for capital market mortgage transactions.  Pool insurance is typically issued in negotiated GSE and capital market transactions.  Prior to 2002, PMI offered pool insurance to two different customer segments: lenders and the GSEs (GSE Pool), and the capital markets (Old Pool).  Both of these products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool.  PMI’s pool risk in force is the aggregate of the stop loss limit of all pools less the sum of claims paid and deductibles when applicable.  GSE Pool risk in force was $490.9 million as of June 30, 2003.  Old Pool is a capital markets pool product issued prior to 1994.  Old Pool risk in force at June 30, 2003 was $731.4 million.

Modified pool insurance – PMI currently offers modified pool insurance products that, in addition to having a stated stop loss limit and other risk reduction features, have exposure limits on each individual loan in the pool.  Modified pool insurance may be attractive to investors and lenders seeking capital relief or a reduction of default risk beyond the protection provided by existing primary insurance or to cover loans that do not require primary insurance.  PMI wrote $66.2 million of modified pool risk during the second quarter and $139.8 million during the first half of 2003, compared to $276.1 million during the second quarter and $449.1 million during the first half of 2002.  Modified pool risk in force was $1,292.4 million as of June 30, 2003 compared with $804.8 million as of June 30, 2002.

Primary insurance and risk in force – Primary insurance in force and total risk in force for PMI are shown in the table below.

	As of June 30,		Percentage Change

(In millions, except percentages)	2003	2002

Primary insurance in force	$103,506	$109,310	(5)%

Risk in force:
Primary risk in force	$24,089	$25,628	(6)%
Pool risk in force	2,830	2,789	1%

Total risk in force	$27,919	$28,417	(2)%

The decreases in primary insurance in force and risk in force at June 30, 2003 compared to June 30, 2002 were driven by higher policy cancellations.  Policy cancellations increased by 75% over the second quarter of 2002 to $17.7 billion in the second quarter of 2003, and increased by 61% over the first half of 2002 to $32.0 billion in the first half of 2003. Downward movements in mortgage interest rates during 2002 and the first half of 2003 resulted in heavy mortgage refinancing activity, which caused PMI’s policy cancellations to increase and PMI’s policy persistency to decline.  PMI defines persistency as the percentage of insurance policies at the beginning of a 12-month period that remains in force at the end of the period.  PMI’s persistency rate was 46.3% at June 30, 2003 compared with 60.3% at June 30, 2002.

Credit characteristics – PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels.  PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) generally less than 620.  PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain other characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. A small number of loans insured by PMI are both of less-than-A quality and non-traditional. PMI generally expects higher default and delinquency rates and faster prepayment speeds for less-than-A quality loans and non-traditional loans than for PMI’s A quality and traditional loans.  However, in 2002 and 2003, PMI’s less-than-A quality and non-traditional loans have exhibited slower prepayment speeds than PMI’s A quality and traditional loans as a result of the declining interest rate environment.  Also in 2002 and 2003, less-than-A and non-traditional loans that resulted in claims generally had deeper coverage and, in the case of bulk loans, reached claims status more quickly than A quality and traditional loans, contributing to higher relative average claim amounts in PMI’s less-than-A and non-traditional portfolio.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its bulk channel and flow channel primary new insurance written and modified pool insurance written.

	Three Months Ended June 30,				Six Months Ended June 30,

(In millions, except percentages)	2003		2002		2003		2002

Less-than-A quality loan amounts and as a percentage of :
Primary new insurance written –flow channel	$879	7%	$1,265	12%	$1,757	7%	$2,326	11%
Primary new insurance written –bulk channel	1,424	45%	60	7%	1,585	40%	168	9%

Total primary new insurance written	2,303	15%	1,325	12%	3,342	12%	2,494	11%
All modified pool insurance written	18	1%	2,092	34%	163	4%	3,141	33%

Total primary and modified pool insurance written	$2,321	13%	$3,417	20%	$3,505	11%	$5,635	17%

Non-traditional loan amounts and as a percentage of :
Primary new insurance written –flow channel	$1,676	13%	$1,287	12%	$3,184	13%	$2,226	11%
Primary new insurance written –bulk channel	832	26%	224	27%	994	25%	659	34%

Total primary new insurance written	2,508	16%	1,511	13%	4,178	15%	2,885	13%
All modified pool insurance written	1,496	75%	918	15%	2,027	49%	1,710	18%

Total primary and modified pool insurance written	$4,004	23%	$2,429	14%	$6,205	19%	$4,595	14%

Loans that were non-traditional, of less-than-A quality, or both accounted for approximately 24% of PMI’s primary risk in force at June 30, 2003 and 22% at June 30, 2002.  Less-than-A quality loans accounted for approximately 12% of PMI’s primary risk in force at June 30, 2003 and June 30, 2002.  As of June 30, 2003 and June 30, 2002, approximately 3% of PMI’s primary risk in force was comprised of loans with FICO scores below 575, a subset of our less-than-A quality loan portfolio.   Non-traditional loans accounted for approximately 13% of PMI’s primary risk in force at June 30, 2003 and 12% at June 30, 2002.

International Mortgage Insurance Operations

International Mortgage Insurance Operations include the results of our Australian subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, or PMI Australia; our Irish subsidiary, PMI Mortgage Insurance Company Limited, or PMI Europe; and PMI’s Hong Kong reinsurance revenues. The reporting of financial and statistical information for international operations are subject to currency rate fluctuations in translation to U.S. dollar reporting.  International Mortgage Insurance Operations’ results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change

Premiums earned	$23.2	$14.9	56%	$42.6	$27.1	57%
Losses, expenses and interest	$7.6	$6.2	23%	$13.3	$10.3	29%
Net income	$16.6	$7.9	110%	$30.7	$25.1	22%

The impact of the change in foreign exchange rates on net income was $1.2 million for the quarter and $1.3 million year-to-date based on the exchange rates at December 31, 2002.

PMI Australia

The table below sets forth the results of PMI Australia for the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,				Six Months Ended June 30,

(USD in millions)	2003	2002	Percentage Change		2003	2002	Percentage Change

Net premiums written	$28.4	$19.7	44%		$49.6	$36.4	36%

Premiums earned	$19.8	$13.3	49%		$37.1	$24.4	52%
Net investment income	6.1	4.6	33%		11.1	10.1	10%
Other income	0.3	—	—		0.3	—	—
Losses and loss adjustment expenses	(0.5)	2.7	(119)%		(1.4)	3.3	(142)%
Underwriting and operating expenses	6.5	3.1	110%		12.2	6.6	85%
Income taxes	6.5	3.5	86%		11.9	7.6	57%

Income before cumulative effect of a change in accounting principle	13.7	8.6	59%		25.8	17.0	52%
Cumulative effect of a change in accounting principle	—	—	—		—	7.2	—

Net income	$13.7	$8.6	59%		$25.8	$24.2	7%

Loss ratio	(2.5)%	20.3%	(22.8	)pps	(3.8)%	13.5%	(17.3	)pps
Expense ratio *	22.9%	15.7%	7.2	pps	24.6%	18.1%	6.5	pps

* Expense ratio for the first half of 2002 excluded the write-off of negative goodwill discussed below.

The increases in PMI Australia’s income before the cumulative effect of a change in accounting principle for the second quarter and first half of 2003 compared to the corresponding periods in 2002 were due primarily to an increase in premiums earned and decreases in losses and loss reserves.  The reported results of PMI Australia were affected by the appreciation of the Australian dollar in 2003.  The average USD/AUD currency exchange rate was 0.6409 for the second quarter of 2003 and 0.6171 for the first half of 2003, compared to 0.5511 for the second quarter of 2002 and 0.5349 for the first half of 2002.

Premiums written and earned – PMI Australia’s net premiums written and premiums earned for the second quarter and the first half of 2003 compared to the corresponding periods in 2002 were favorably affected by the appreciation of the Australian dollar and growth in the insurance portfolio attributable primarily to strong market activity in Australia and a reduction in the number of market participants underwriting mortgage insurance.

Net investment income – The increases in net investment income in the second quarter and the first half of 2003 compared to the corresponding periods of 2002 were attributable to the growth of the investment portfolio and currency exchange rate appreciation.  PMI Australia’s investment portfolio, including cash and cash equivalents, was $523.8 million at June 30, 2003 compared to $369.1 million at June 30, 2002.  The growth was driven by positive cash flows from operations and the appreciation of the Australian dollar.  The pre-tax book yield was 5.18% at June 30, 2003 compared to 5.77% at June 30, 2002, calculated to reflect accounting adjustments made to interest and dividend income at 2002 year-end to conform to GAAP as applied in the U.S.  This decrease was due to the downward movement in bond rates.

Losses and loss adjustment expenses – The decreases in losses and loss adjustment expenses in the second quarter and the first half of 2003 over the corresponding periods in 2002 were due to declines in claims payments and loss reserves.  PMI Australia reduced its loss reserves as a result of a reduction in the number of outstanding defaults and lower incidence of claims and claim amount on defaults as of June 30, 2003, which was attributable to stable economic conditions with continued low unemployment, low interest rates and property appreciation.  PMI Australia’s default rate at June 30, 2003 was 0.22% compared with 0.30% at June 30, 2002.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the second quarter and the first half of 2003 compared with the corresponding periods in 2002 were due in part to increases in payroll and payroll-related expenses, increased expenses related to special projects, and exchange rate appreciation.

Primary new insurance written and risk in force – PMI Australia’s primary new insurance written includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS.  In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market.  RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have loan-to-value ratios often below 80%.  The loan-to-value ratio is the ratio of the original loan amount to the value of the property.  The following table presents the components of PMI Australia’s primary new insurance written, insurance in force and risk in force.

	Three Months Ended June 30,			Six Months Ended June 30,

(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change

Flow insurance written	$3,472	$3,169	10%	$6,386	$5,668	13%

RMBS insurance written	1,635	306	434%	2,845	1,519	87%

Total primary new insurance written	$5,107	$3,475	47%	$9,231	$7,187	28%

	As of June 30,

	2003	2002

Primary insurance in force	$68,954	$50,021	38%
Primary risk in force	$62,913	$45,324	39%

The increases in primary new insurance written in the second quarter and the first half of 2003 over the corresponding periods in 2002 were driven, in part, by a reduction in the number of market participants that underwrite mortgage insurance, strong market activity and the appreciation of the Australian dollar, as discussed above.  The increases in primary insurance in force and risk in force in the second quarter and the first half of 2003 were driven by an increase in the amount of new insurance written during the past 12 months and exchange rate appreciation.

PMI Europe

The following table sets forth the results of PMI Europe for the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,			Six Months Ended June 30,

(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change

Premiums earned	$2.2	$0.5	—	$3.0	$0.8	—
Net investment income	1.1	(2.0)	—	2.3	(1.2)	—
Losses and loss adjustment expenses	1.0	—	—	1.3	0.1	—
Underwriting and operating expenses	0.6	0.3	—	1.2	0.4	—
Income tax (benefit)	0.2	(0.1)	—	0.4	0.1	—

Net income	$1.5	$(1.7)	—	$2.4	$(1.0)	—

The reported results of PMI Europe were affected by the appreciation of the Euro in 2003. The average USD/Euro currency exchange rate was 1.1371 for the second quarter of 2003 and 1.1057 for the first half of 2003, compared to 0.9193 for the second quarter of 2002 and 0.8984 for the first half of 2002.

The increases in premiums earned in the second quarter and the first half of 2003 were driven by continued growth in PMI Europe’s insurance portfolio over the past 12 months.  During the second quarter of 2003, PMI Europe completed two new transactions which contributed earned premiums of $1.1 million. PMI Europe has entered into seven credit default swap-related transactions as of June 30, 2003, and had assumed $413.6 million of default risk on $3.1 billion of mortgages on properties in the United Kingdom, and $185.5 million of default risk on $5.5 billion of mortgages on properties in Germany. The majority of the default risk that PMI Europe has insured was highly rated by at least one of the international credit rating agencies.  As of June 30, 2003, PMI Europe had assumed first loss risk of $86.2 million of default risk.

PMI Europe’s investment portfolio, including cash and cash equivalents, as of June 30, 2003 was $108.4 million compared to $82.6 million as of June 30, 2002.  The growth of the investment portfolio was driven by the appreciation of the Euro relative to the US dollar and by positive cash flows from operations.  The pre-tax book yield was 4.85% as of June 30, 2003 and 4.84% as of June 30, 2002.

PMI Europe’s net investment income includes realized investment gains and losses from investment activity and currency exchange gains and losses when investments are sold.  PMI Europe’s net investment income also includes gains and losses on currency re-measurement, which represent the revaluation of assets and liabilities held by PMI Europe that are denominated in non-functional currencies into the functional currency, the Euro. PMI Europe incurred re-measurement losses of $0.5 million in the first six months of 2003 compared to re-measurement losses of $1.6 million in the corresponding period in 2002.  PMI Europe reduced its exposure to foreign exchange re-measurement fluctuations in 2003 by reducing the amount of investments held in currencies other than the Euro.

Losses and loss adjustment expenses increased in the second quarter and the first half of 2003 due to increases in reserves for losses and claims.  PMI Europe increased its loss reserves in the second quarter of 2003 as a result of additional risk associated with the new transactions.  No claims were paid in the second quarter and first half of 2003.

The increases in underwriting and operating expenses in the second quarter and the first half of 2003 compared with the corresponding periods in 2002 were due primarily to an increase in staff and costs associated with expansion efforts.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We believe that certain credit default swaps entered into by PMI Europe after June 30, 2003 will qualify as derivatives under SFAS No. 149.  Accordingly, SFAS No. 149 will require us to account for PMI Europe's future credit default swap transactions differently than prior swap transactions, which we account for pursuant to SFAS No. 133. We do not anticipate that this change will significantly impact us.  (See Part I, Item 1, Notes to Consolidated Financial Statements, Footnote 3. New Accounting Standards.)

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues.

	Three Months Ended June 30,			Six Months Ended June 30,

(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change

Gross reinsurance premiums written	$2.0	$1.8	11%	$2.9	$3.6	(19)%
Reinsurance premiums earned	$1.3	$1.0	30%	$2.5	$1.9	32%

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation.  The increase in gross reinsurance premiums written in the second quarter of 2003 was due primarily to an increase in mortgage origination activity.  Slow economic and mortgage market conditions during the first quarter of 2003 resulted in the overall decrease in gross reinsurance premiums written for the first six months of 2003.

Title Insurance Operations

The following table sets forth the results of our title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC:

	Three Months Ended June 30,				Six Months Ended June 30,

(USD in millions)	2003	2002	Percentage Change		2003	2002	Percentage Change

Premiums earned	$70.6	$54.9	29%		$131.2	$103.0	27%
Net investment income	0.8	0.6	33%		1.5	1.1	36%
Other Income	3.4	2.2	55%		6.4	4.3	49%
Losses and loss adjustment expenses	6.3	2.7	133%		11.1	5.1	118%
Underwriting and operating expenses	63.8	50.2	27%		118.7	94.6	25%
Income taxes	1.6	1.7	(6)%		3.2	3.1	3%

Net income	$3.1	$3.1	—		$6.1	$5.6	9%

Combined ratios	94.7%	92.6%	2.1	pps	94.4%	93.0%	1.4	pps

The increases in premiums earned for the second quarter and first half of 2003 were driven by increased new business writing due to higher total residential mortgage origination volume during the period.

The increases in underwriting and operating expenses in the second quarter and first half of 2003 over the corresponding periods in 2002 were primarily due to increases in agency fees and commissions related to higher premiums earned.  Agency commissions were $51.9 million for the second quarter of 2003 and $96.4 million for the first half of 2003, compared to $40.8 million for the second quarter of 2002 and $76.5 million for the first half of 2003.

The increases in losses and loss adjustment expenses in the second quarter and the first half of 2003 were the results of increases in claim payments and loss reserves.  Claim payments increased by $1.2 million in the second quarter of 2003 and $2.3 million in the first half of 2003 over the corresponding periods in 2002, primarily as a result of increased new business.  Loss reserves increased by $7.3 million at June 30, 2003 from December 31, 2002, driven in part by the strengthening of reserves for estimated claims incurred but not reported associated with increased new business.  The combined ratio for our Title Insurance Operations is the ratio of total losses and loss adjustment expenses and underwriting and other operating expenses to premiums earned and other income.

Other

The results of our Other segment include other income and related operating expenses of MSC, investment income, and interest expense and corporate overhead of our holding company, or The PMI Group, as well as the equity earnings in unconsolidated strategic investments except CMG, which are included in the results of U.S. Mortgage Insurance Operations.  Our Other business segment results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except percentages)	2003	2002	Percentage Change	2003	2002	Percentage Change

Equity in earnings of unconsolidated strategic investments	$1.8	$5.8	(69)%	$7.8	$13.4	(42)%
Other income	$14.0	$8.2	71%	$24.6	$15.2	62%
Underwriting and operating expenses	$24.4	$16.4	49%	$42.5	$32.0	33%
Net income	$(6.3)	$(2.3)	—	$(5.9)	$(1.9)	—

The decrease in equity earnings from unconsolidated strategic investments, excluding CMG, in the second quarter of 2003 compared to the second quarter of 2002 was due primarily to a decrease in equity earnings from Fairbanks.  The decrease in the first half of 2003 compared to the corresponding period in 2002 was due primarily to a $2.6 million loss from our limited partnership investments incurred in the first quarter of 2003 and the decrease in equity earnings from Fairbanks.  Equity earnings from Fairbanks decreased by $4.9 million in the second quarter of 2003 over the second quarter of 2002, and by $1.5 million in the first half of 2003 over the first half of 2002.

In April and May of 2003, two of the three rating agencies downgraded Fairbanks residential subprime and residential special service rankings to below average (or its equivalent).  Under the provisions of one of Fairbanks credit facilities, an event of default was deemed to occur if Fairbanks’ ratings fell below “above average.” However, prior to the actions of the rating agencies, Fairbanks obtained a waiver temporarily providing that such actions, in themselves, would not constitute events of default under the credit agreement.  In June 2003, prior to expiration of the waiver, Fairbanks finalized the terms of a debt restructuring with creditors to extend its committed financing for servicing advances, purchased servicing and working capital through September 30, 2004.  As part of the debt restructuring, Fairbanks’ primary shareholders purchased from Fairbanks’ lenders $35 million of subordinated participation interests in Fairbanks’ debt, collateralized by purchased mortgage servicing.  Our share of this participation was approximately $23 million.  As a result of these and other developments at Fairbanks, the contribution of Fairbanks to our consolidated net income may continue to be negatively impacted.  (See Investments Considerations, page 49, for additional discussions of those developments.)  As of June 30, 2003, we do not believe that our Fairbanks investment balance meets the definition of “other-than-temporary decline in value” and, accordingly, we have not recognized an impairment charge with respect to the investment.  We will continue to evaluate our investment balance for potential impairment.

Other income, which was generated by MSC, increased in the second quarter and the first half of 2003 over the corresponding periods of 2002, primarily attributable to increased contract underwriting activity in connection with higher mortgage origination and refinance volume.

Operating expenses, which were incurred by MSC and The PMI Group, increased in the second quarter and the first half of 2003 over the corresponding periods in 2002, due to increased contract underwriting activity and related expense allocations. Contract underwriting allocations from PMI to MSC were $15.0 million in the second quarter of 2003 and $27.1 million in the first half of 2003 compared with $10.1 million in the second quarter of 2002 and $18.7 million in the first half of 2002.

In April 2003, we invested an additional $24.4 million in RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re, as part of a $92 million capital infusion.  Our ownership percentage as a result of this capital investment did not change.  Our equity in earnings from RAM Re was $1.1 million in the second quarter of 2003 and $1.0 million in the second quarter of 2002.  Our equity in earnings from RAM Re declined to $1.4 million in the first half of 2003 from $2.0 million in the corresponding period in 2002, due to RAM Re’s $4.1 million increase to its provisions for losses in the first quarter of 2003, following similar action taken by the primary guarantors reinsured by RAM Re in connection with securities they have guaranteed.

Taxes

Our effective tax rate was 29.1% for the second quarter of 2003 and 28.5% for the first half of 2003 compared to 28.0% for the second quarter of 2002 and 29.4% for the first half of 2002.  Our effective tax rate can vary for a number of reasons, including differences in the proportion of earnings taxed at lower marginal tax rates in certain foreign jurisdictions and differences in the proportion of tax-exempt earnings relative to consolidated pre-tax income. Our income tax expense decreased by 10% in the second quarter of 2003 and 8% in the first half of 2003 compared to the corresponding periods in 2002.  These decreases were due primarily to corresponding decreases in pretax income and, to a lesser extent, changes to the effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The PMI Group’s principal sources of funds are dividends from its subsidiaries, primarily PMI and APTIC, investment income, and funds that may be raised from time to time in the capital markets.  PMI generates substantial cash flows from premiums written on its insurance business and from investment returns on its investment portfolio.

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, dividends during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income.  In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends.  For example, California and New York prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves.  Under Arizona law, PMI would be able to pay dividends of approximately $27.8 million in 2003 without prior approval of the Director of the Arizona Department of Insurance.  During the second quarter of 2003, with the approval of the Arizona Department of Insurance, PMI paid a cash dividend of $100 million to The PMI Group.

Residential Guaranty Co., one of our Arizona-domiciled insurance subsidiaries, would be able to pay dividends of approximately $8.4 million in 2003 without prior permission from the Arizona Department of insurance.

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

The PMI Group’s principal uses of funds are payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments.  The PMI Group’s available funds were $378.5 million at June 30, 2003, a 6% increase from the December 31, 2002 balance of $356.5 million, primarily as a result of the cash dividend of $100 million from PMI to The PMI Group.  In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy, and rating agency considerations.  It is our present intention to maintain between $75 million to $100 million of liquidity at our holding company, The PMI Group. During the first quarter of 2003, we repurchased $19.7 million of our common stock, completing a $100 million stock repurchase program authorized in 1998.  In February 2003, The PMI Group’s Board of Directors authorized a new stock repurchase program in the amount of $100 million.  To date, no repurchases have occurred under this authorization.

As discussed above, The PMI Group has announced that it is the strategic investor in a group of investors that will acquire FGIC, together with FGIC Corporation.  Our equity investment is currently estimated to be approximately $607 million.  We anticipate that we will fund this investment with $300 million of cash from The PMI Group, and raise approximately $307 million in the form of common equity securities and equity-related securities.  Accordingly, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on August 7, 2003, covering the offer and sale of up to $700 million of debt, equity or equity-related securities in the future.  The registration statement covers the securities to be issued to fund our proposed acquisition of FGIC.  We currently estimate our acquisition and related financing costs will be approximately $17 million, which will be included in our investment balance and funded primarily with the net proceeds from the financing.

We believe that, upon the successful completion of our proposed financing of the FGIC acquisition, we will have sufficient cash to meet all of our short- and medium-term obligations, and that we will maintain excess liquidity to support our operations.  Currently, exclusive of the proposed FGIC acquisition, we believe that there is sufficient cash to meet all of our short- and medium term obligations and that there is excess liquidity to support our operations.  As of June 30, 2003, the Company on a consolidated basis had $414.3 million of liquid funds in cash and cash equivalents and short-term investments to meet ongoing cash requirements.  Our investment portfolios hold primarily investment grade securities comprised of readily marketable fixed income and equity securities.  At June 30, 2003, the fair value of these securities in our investment portfolios that are designated as available-for-sale increased to $2.6 billion from $2.5 billion at December 31, 2002 as a result of positive cash flows from consolidated operations and unrealized gains in our portfolio, less strategic investment deployment.  Our investments are recorded at fair value, and the differences between the fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Our accumulated other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses in the current period earnings and currency translation gains and losses, net of deferred taxes.

We have a bank credit line in the amount of $25.0 million with a major financial institution and there are no outstanding borrowings under the credit line. The agreement expires on December 29, 2003. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios and minimum capital and dividend restrictions.  We are currently evaluating the adequacy of this credit line and other liquidity alternatives, including the possibility of establishing a new facility in the range of $100 million to $150 million.

During the second quarter of 2003, we executed three repurchase transactions with a major financial institution.  Under these agreements, which expired during the second quarter of 2003, we borrowed an aggregate of $249.0 million at an average rate of 1.263%.  These transactions were collateralized by certain agency securities and corporate bonds.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of June 30, 2003, our shareholders’ equity was $2.4 billion.  Our long-term debt and other capital securities outstanding at June 30, 2003 was $471.5 million, consisting of the following:

•	$360.0 million 2.50% Senior Convertible Debentures due July 15, 2021;
•	$63.0 million 6.75% Notes due November 15, 2006; and
•	$48.5 million 8.309% Capital Securities maturing on February 1, 2027.

In accordance with recently issued accounting guidelines, we will reclassify our $48.5 million of capital securities on the balance sheet to long-term debt from mezzanine equity beginning in the third quarter of 2003.  This reclassification will not adversely impact our financial condition or results of operations.  Under the terms of the indenture governing our 2.50% Senior Convertible Debentures, an event of default would occur upon a failure to pay when due any indebtedness for borrowed money of The PMI Group or any of our “designated subsidiaries.”  If there is an event of default on our convertible debentures, the principal amount of our convertible debentures, plus any accrued and unpaid interest, including contingent interest, may be declared immediately due and payable.  In May 2003, we announced approval of an amendment to the terms of the indenture for the Senior Convertible Debentures.  The amendment changed the definition of “designated subsidiary” in the indenture by excluding Fairbanks and its subsidiaries from the definition. The amendment also increased the percentage of our total assets on a consolidated basis (from 15% to 25%) that a subsidiary of ours is required to represent to constitute a designated subsidiary. In addition, the amendment provides that in the case of any subsidiary of ours that is not accounted for as a consolidated entity in our consolidated financial statements in accordance with GAAP, only our proportionate share of the assets of such subsidiary shall be counted for purposes of this asset test. As a result of the amendment, any failure to pay indebtedness at maturity or default with respect to indebtedness for borrowed money by Fairbanks or any of its subsidiaries will not constitute events of default under the indenture. In addition, events of bankruptcy, insolvency or reorganization with respect to Fairbanks or any of its subsidiaries will not result in an event of default under the indenture.  The total cost of the amendment was $2.9 million and will be amortized ratably over an approximate three-year period ending in July 2006.

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•

Standard & Poor’s Ratings Service, or S&P, has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A+” and a preferred stock rating of “A-”; and has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA+.”  On August 4, 2003, in connection with our announcement of our participation in the proposed FGIC acquisition, S&P affirmed The PMI Group’s “A+” counterparty credit rating and PMI’s “AA+” counterparty credit and financial strength ratings.  S&P’s outlook with respect to these ratings is negative.

•

Fitch Ratings, or Fitch, has assigned The PMI Group “AA-” long term issuer and senior debt ratings; has assigned PMI an “AA+” insurer financial strength rating; and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A+” capital securities rating.  On August 4, 2003, in connection with our announcement of our participation in the proposed FGIC acquisition, Fitch affirmed The PMI Group’s and PMI’s ratings.  Fitch’s rating outlook is negative with respect to The PMI Group’s ratings and stable with respect to PMI’s rating.

•	Moody’s Investors Service, or Moody’s, has assigned an “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and has

assigned PMI an “Aa2” (stable outlook) insurance financial strength rating.  On August 4, 2003, Moody’s commented on our planned FGIC investment but took no action with respect to The PMI Group or PMI’s assigned ratings or outlook.

Our consolidated reserves for losses and loss adjustment expenses with respect to insurance claims increased to $364.7 million as of June 30, 2003 from $350.8 million as of December 31, 2002.  This increase of $13.9 million in gross loss reserves (excluding the effect of reinsurance) was comprised of the following segments:

•	$5.4 million increase in U.S. Mortgage Insurance Operations reserves;
•	$1.2 million increase in International Mortgage Insurance Operations reserves; and
•	$7.3 million increase in Title Operations reserves.

The increase in U.S. Mortgage Insurance Operations reserves was due to an increase in the estimated ultimate claim size and claim rate, partially offset by a decrease in the delinquency inventory from December 31, 2002.  Provided that we do not experience a material change in PMI’s default inventory, we expect this trend in reserves to continue throughout the remainder of 2003.  In the second quarter of 2003, we assessed the reasonableness of PMI’s reserves for loss adjustment expenses.  As a result of this assessment, we decreased PMI’s loss adjustment expense reserves by approximately $14 million.  PMI’s case and incurred but not reported reserves were increased by approximately the same amount.

The increase in the International Operations reserves was due primarily to the weakening of the U.S. dollar against the Australian Dollar and Euro, partially offset by a decrease in the delinquency inventory of PMI Australia.  The increase in Title Operations reserves was a result of significantly increased business due to the large refinance market.

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes.  With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at June 30, 2003 was 10.3 to 1, compared to 11.3 to 1 at December 31, 2002 and 11.8 to 1 at June 30, 2002.

INVESTMENT CONSIDERATIONS

General economic factors may adversely affect PMI’s loss experience and demand for mortgage insurance.

PMI’s losses result from borrowers’ inability to continue to make mortgage payments. The amount of any loss depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. We believe that our loss experience could materially increase as a result of:

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

If interest rates continue to decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums PMI earns each year is generated from insurance policies written in previous years. As a result, the length of time that insurance remains in force is an important determinant of PMI’s revenues.  Under certain of PMI’s master policies, the policy owner or servicer of the loan may cancel insurance coverage at any time. In addition, the Homeowners Protection Act of 1998 provides for the automatic termination or cancellation of mortgage insurance upon a borrower’s request if specified conditions are satisfied. Factors that tend to reduce the length of time that PMI’s insurance remains in force include:

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

If the volume of low down payment home mortgage originations declines, the amount of insurance that PMI writes could also decline, which could result in a decline in our future revenue.

The factors that affect the volume of low down payment mortgage originations include:

•	the level of home mortgage interest rates;

•	the health of the domestic economy as well as regional and local economic conditions;

•	consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and

•	government housing policy encouraging loans to first-time homebuyers.

A decline in the volume of low down payment housing could reduce the demand for private mortgage insurance and consequently, our revenues.

Since PMI generally cannot cancel mortgage insurance policies or adjust renewal premiums, our financial performance could suffer.

PMI generally cannot cancel the mortgage insurance coverage that it provides, except in the case of fraud or non-payment of premiums. In addition, PMI generally establishes renewal premium rates for the life of the mortgage insurance policy when the policy is issued. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by non-renewal of insurance coverage. The premiums PMI charges may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to PMI’s customers.

The risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of “AAA” and could cause PMI’s business to suffer.

On February 20, 2002, the Office of Federal Housing Enterprise Oversight, or OFHEO, finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers.  Under the rule, which became effective in the third quarter of 2002, OFHEO tests the GSEs’ capital position every quarter.  PMI has an “AA+” rating.  It is not apparent at this point that the finalized rule will result in the GSEs increasing their use of either “AAA”-rated mortgage insurers instead of “AA”-rated entities or credit protection counterparties other than mortgage insurers.  OFHEO can propose revisions to its risk-based capital rule at any time.  Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement as a result of the new OFHEO risk-based capital rule, or a tiering of mortgage insurers based on their credit rating, could adversely affect our consolidated financial condition and results of operations.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.

Alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the FHA and the VA;

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, which is referred to as an 80/10/10 loan, rather than a first mortgage with a 90% loan-to-value ratio;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank;

•	investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage.

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

Our revenues and profits could decline if PMI loses market share as a result of industry competition.

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

•

mortgage lenders that choose not to insure against borrower default, self-insure through affiliates or offer residential mortgage products that do not require mortgage insurance, such as so-called 80/10/10 loans.

If PMI is unable to compete successfully, our business will suffer.

Legislation and regulatory changes may reduce demand for private mortgage insurance, which could harm our business.

Increases in the maximum loan amount or other features of the FHA mortgage insurance program can reduce the demand for private mortgage insurance.   Legislative and regulatory changes have caused, and may cause in the future, demand for private mortgage insurance to decrease and this could harm our consolidated financial condition and results of operations.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for approximately 40% of PMI’s premiums earned in the first six months of 2003.   Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers.  The loss of a significant customer, through the use of self-insurance, other types of credit enhancement or otherwise, could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

PMI could lose premium revenue if the GSEs reduce the level of private mortgage insurance coverage required for low down payment mortgages or reduce their need for mortgage insurance.

The GSEs are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of home loans from lenders or investors. The GSEs offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, or if they further reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenue would decline and our consolidated financial condition and results of operations could suffer.

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

The GSEs have products for which they will, upon receipt from lenders of loans with primary insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Under these programs, the GSEs may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to the GSEs for the benefits provided through the reduced insurance coverage or the services provided. These new products may prove to be less profitable than PMI’s traditional mortgage insurance business and, if they become widely accepted, could harm our consolidated financial condition and results of operations.

Lobbying activities by large mortgage lenders calling for expanded federal oversight and legislation relating to the role of the GSEs in the secondary mortgage market could damage PMI’s relationships with those mortgage lenders and the GSEs.

The GSEs, mortgage lenders and PMI jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the parties. In 1999, a coalition of financial services and housing-related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, formed FM Watch (renamed FM Policy Focus), a lobbying organization that supports federal oversight of the GSEs. The GSEs in turn have criticized the activities of FM Policy Focus. These activities could polarize Fannie Mae, Freddie Mac and members of FM Policy Focus as well as PMI’s customers and us. As a result of any such polarization, PMI’s relationships with large mortgage lenders could limit PMI’s ability to do business with the GSEs. Conversely, PMI's relationships with the GSEs could limit PMI's opportunities to do business with some mortgage lenders. Either of these outcomes could harm our financial condition and results of operations.

The institution of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae is in the process of revising its approval requirements for mortgage insurers, including PMI.  We have been in discussions with Fannie Mae about its proposed guidelines, and we anticipate that the new requirements will be finalized during 2003 to be effective at a later date.  The guidelines as proposed would cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, allow for other approved types of insurers rated below “AA,” give Fannie Mae the right to purchase mortgage insurance from other than approved mortgage insurers, and provide it with increased rights to revise the eligibility standards of insurers.  We do not know what form the eligibility guidelines will ultimately take, and whether or when any new guidelines will be issued.

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

Mortgage lenders increasingly require PMI to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive reinsurance companies, which will reduce PMI’s net premiums written.

PMI’s customers have indicated an increasing demand for captive reinsurance agreements. Under these agreements, a reinsurance company, which is usually an affiliate of the customer, assumes a portion of the mortgage insurance default risk on mortgage loans originated by the customer in exchange for a portion of the insurance premiums. An increasing percentage of PMI’s new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. An increase in captive reinsurance agreements will negatively impact PMI’s net premiums written, which may negatively impact the yield that we obtain on net premiums earned for customers with captive reinsurance agreements. If PMI does not provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance agreements, PMI’s competitive position may suffer.

The premiums PMI charges for mortgage insurance on less-than-A quality loans and non-traditional loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s primary insurance and modified pool insurance written includes less-than-A quality loans and non-traditional loans. Loans that were non-traditional, of less-than-A quality, or both accounted for approximately 24% of PMI’s primary risk in force at June 30, 2003 and 22% at June 30, 2002.  The credit quality, loss development and persistency on these loans can vary significantly from PMI’s traditional A quality loan business.  For example, PMI’s primary bulk portfolio is experiencing higher delinquency and claims rates, and higher average claim paid amounts, than PMI’s primary flow portfolios due, in part, to the higher concentration of less-than-A and non-traditional loans in the bulk portfolio. We expect that PMI will continue to experience higher default rates for less-than-A quality and non-traditional loans than for its A quality loans. We cannot be sure that this book of business will generate the same returns as PMI’s standard business or that the premiums that PMI charges on less-than-A quality loans and non-traditional loans will adequately offset the associated risk.

PMI’s primary risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At June 30, 2003, approximately:

•

39% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have higher claims frequency rates than mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

•

7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience, 97s have higher claims frequency rates than 95s. PMI also insures mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s.  5% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 97%.

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

PMI delegates underwriting authority to mortgage lenders that may cause PMI to insure unacceptably risky mortgage loans, which could increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program. Once a mortgage lender is accepted into PMI’s delegated underwriting program, that mortgage lender may determine whether mortgage loans meet PMI’s program guidelines and may commit us to issue mortgage insurance. We expect PMI to continue offering delegated underwriting to approved lenders and may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, PMI may not refuse to insure, or rescind coverage on, that loan even if it reevaluates that loan’s risk profile or the lender fails to follow PMI’s delegated underwriting guidelines, except in very limited circumstances. Therefore, an approved lender could cause PMI to insure mortgage loans with unacceptable risk profiles prior to PMI’s termination of the lender’s delegated underwriting authority.  One of the limited circumstances in which PMI may rescind coverage includes the discovery of fraud in the origination of the loan.  PMI investigates potentially fraudulent loans and as a result of such investigations, may rescind coverage.  Investigations and rescissions by PMI could negatively impact PMI’s customer relationships.

If we fail to properly underwrite mortgage loans under PMI’s contract underwriting services, we may be required to assume the cost of repurchasing those loans.  In addition, we may not be able to recruit a sufficient number of qualified underwriting personnel.

MSC provides contract underwriting services for a fee. These services help PMI’s customers improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As a part of the contract underwriting services, MSC provides monetary and other remedies to its customers in the event that it fails to properly underwrite a mortgage loan. Such remedies may include:

•	the purchase of additional mortgage insurance;

•	assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or

•	the provision of indemnification to customers in the event that the loans default for varying reasons, including, but not limited to, underwriting errors.

Generally, the scope of these remedies is in addition to those contained in PMI’s master policies. Worsening economic conditions or other factors that could continue to increase PMI’s default rate could also cause the number and severity of the remedies that must be offered to increase. Such an increase could have a material effect on our financial condition or results of operations.  There are limitations on the number of available underwriting personnel and there is heavy price competition among mortgage insurance companies. MSC’s inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy MSC’s underwriting services obligations could harm our financial condition and results of operations.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies.  As of June 30, 2003, approximately 93% of PMI’s primary risk in force was written after December 31, 1997.  As a result, we believe PMI’s loss experience may increase as PMI’s policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations and cash flows would be harmed.

Our loss reserves may be insufficient to cover claims paid and loss-related expenses incurred.

We establish loss reserves to recognize the liability for unpaid losses related to insurance in force on mortgages that are in default. These loss reserves are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs, including legal and other fees, of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments, which may be material, resulting from these reviews are reflected in our consolidated results of operations. Our reserves may not be adequate to cover ultimate loss development on incurred defaults. Our consolidated financial condition and results of operations could be seriously harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

If we are unable to introduce and successfully market new products and programs, our competitive position could suffer.

From time to time, we introduce new products or programs. Our competitive position and financial performance could suffer if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs.

If PMI’s claims-paying ability is downgraded below “AA-”, mortgage lenders and the mortgage securitization market may not purchase mortgages or mortgage-backed securities insured by PMI, which could materially harm our financial performance.

PMI’s claims-paying ability is currently rated “AA+” (“Excellent”) by S&P, “Aa2” (“Excellent”) by Moody’s, and “AA+” (“Very Strong”) by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or outstanding debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

•	underwriting or investment losses;

•	the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements;

•	other adverse developments in PMI’s financial condition or results of operations; or

•	changes in the views of rating agencies of our risk profile.

If PMI’s claims-paying ability rating falls below “AA-” from S&P or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, may not purchase mortgages insured by PMI, which could seriously harm our consolidated financial condition and results of operations.  On May 1, 2003, S&P affirmed PMI’s rating but changed the outlook to “Negative” due to concerns expressed by S&P related to our investment in Fairbanks.  On June 23, 2003, S&P reaffirmed PMI's rating and the outlook, due to concerns related to our investment in Fairbanks, as well as various qualitative metrics related to PMI's profitability. On July 8, 2003, S&P revised its outlook on the U.S. mortgage insurance industry from “Stable” to “Negative.” On August 4, 2003, S&P affirmed PMI’s “AA+” financial strength rating while maintaining a “Negative” outlook.  In January 2003, Fitch announced that it had revised its rating outlook for the U.S. private mortgage insurance industry from “Stable” to “Negative,” due to a variety of factors affecting the industry’s long-term fundamentals.  Fitch currently maintains a “Stable” rating outlook on all eight U.S. private mortgage insurers, including PMI, but it has stated that it may change some insurers’ rating outlooks to “Negative” in 2003. On August 4, 2003, Fitch affirmed PMI’s ratings and maintained a “Stable” outlook with respect to PMI’s rating.

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

We may not be able to raise additional funds, or do so on a timely basis, in order to make a capital contribution to PMI. In addition, third party credit enhancements may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI’s statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio. An increase in PMI’s risk-to-capital ratio could limit its ability to write new business, impair PMI’s ability to pay dividends to The PMI Group and seriously harm our consolidated financial condition and results of operations.

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

We have subsidiaries in Australia and Europe.  We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic factors discussed above, we are subject to a number of risks associated with international business activities. These risks include:

•	the need for regulatory and third party approvals;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest rate volatility in a variety of countries;

•	unexpected changes in foreign regulations and laws;

•	the burdens of complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations;

•	potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries;

•

the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations;

•	PMI Australia’s loss of a significant customer; and

•	natural disasters and other events (e.g., toxic contamination) that would damage properties and that could precipitate borrower default.

The performance of our unconsolidated strategic investments such as Fairbanks could harm our consolidated financial results.

We have made significant investments in the equity securities of several privately-held companies, including:

•

Fairbanks, which is the parent company of Fairbanks Capital Corp., or Fairbanks Capital, a third-party servicer of single-family residential mortgages specializing in the resolution of nonperforming, subperforming, subprime, Alternative A and home equity loans;

•	RAM Re, which consists of the holding companies for RAM Reinsurance Company, Ltd., a financial guaranty reinsurance company based in Bermuda;

•	CMG, which offers mortgage insurance for loans originated by credit unions; and

•	Truman Founders, LLC, or Truman, which is the general partner and majority-owner of Truman Investment Fund, L.P., a purchaser of residential whole loans.

Fairbanks, RAM Re, CMG and Truman are accounted for on the equity method of accounting in our consolidated financial statements.  Our investments in these unconsolidated strategic investments totaled $311.9 million as of June 30, 2003, compared to $193.8 million as of June 30, 2002, and our equity in earnings of these unconsolidated strategic investments was $5.7 million in the second quarter and $17.0 million in the first six months of 2003 compared with $9.2 million in the second quarter and $19.6 million in the first six months of 2002.  Although our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of claims-paying ability ratings by rating agencies, we currently expect to make additional strategic investments in the future.

The nature of the businesses conducted by Fairbanks, RAM Re and Truman differs significantly from our core business of providing residential mortgage insurance.  Accordingly, these companies are subject to a number of significant risks that arise from the nature of their businesses.  For example, Fairbanks’ business is subject to extensive regulation, supervision and licensing by various state and federal agencies.  On the federal level, Fairbanks’ business is regulated by, among other statutes and regulations, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, RESPA, the Truth in Lending Act and the Home Ownership and Equity Protection Act of 1994.  Fairbanks is also subject to the laws of the states in which it is licensed as a debt collector relating to its practices, procedures and type and amount of fees it can collect from borrowers. Failure to comply with applicable regulations can lead to, among other penalties, the imposition of fines, the termination or suspension of licenses, and the issuance of injunctions requiring changes in the operations of the subject company.  While Fairbanks has procedures to monitor compliance with numerous federal, state and local laws and regulations, more restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive which could hinder Fairbanks ability to operate.

State and federal banking regulatory agencies, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, state and local governmental authorities, and the national and local media have increased their focus on lending and servicing practices in the subprime lending industry, including Fairbanks.  Federal, state and local authorities recently have imposed fines and other remedies upon subprime lenders and servicers for practices, including, but not limited to, charging borrowers excessive fees and failing to adequately disclose the material terms of loans or servicing or collection requirements to the borrowers.  In October 2002, the Federal Trade Commission, or FTC, informed Fairbanks that it is the subject of an FTC investigation to determine whether Fairbanks Capital’s loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act

or other laws enforced by the FTC.  Fairbanks is currently in settlement discussions with the FTC staff which could ultimately involve, among other things, the potential payment of penalties and/or restitution by Fairbanks, and a possible consent decree with respect to the manner in which Fairbanks conducts its business.  It is not clear whether a settlement will be reached or what impact such a settlement would have on the operations of Fairbanks. Any consent decree entered into by Fairbanks with the FTC could make compliance more difficult and operations more expensive. The FTC staff has indicated that the FTC will file an enforcement action against Fairbanks if a settlement is not reached.  Fairbanks’ results of operations will be negatively impacted as a result of any FTC settlement or enforcement action.

In March 2003, Senator Barbara Mikulski requested the U.S. Department of Housing and Urban Development, or HUD, to initiate a criminal investigation into Fairbanks Capital’s servicing practices.  Senator Paul Sarbanes has also asked HUD to review Fairbanks Capital’s servicing practices.  HUD has initiated both a civil and, in conjunction with the Department of Justice, a criminal investigation of Fairbanks’ business practices.  In March 2003, Senator Sarbanes asked the GSEs to investigate possible predatory servicing practices at Fairbanks.  In June 2003, Fannie Mae reported in a letter to Senator Sarbanes that Fannie Mae had found certain business practices at Fairbanks to be out of compliance with a servicing agreement between the parties. Fairbanks and Fannie Mae have agreed that, until remedial actions are fully implemented, Fairbanks will not service any new Fannie Mae-owned loans without the approval of Fannie Mae.

Fairbanks is also subject to state regulatory actions concerning its servicing activities and private litigation, including a number of putative class action suits, alleging violations of federal and state laws governing the activities of servicers.  We expect that as a result of the publicity surrounding lending and servicing practices, Fairbanks may be subject to other putative class action suits in the future.  Regulatory and purported class actions have generated negative publicity for Fairbanks which could cause Fairbanks to suffer losses in its customer base.

Our investment in Fairbanks, and consequently our financial results, could be negatively impacted by the ultimate resolution of the state regulatory actions, the litigation, and/or pending FTC and HUD investigations involving Fairbanks.  In addition, PMI has been named as a defendant in several actions relating to the practices of Fairbanks.  With the exception of one consolidated action in California, the actions in which PMI has been named as a defendant have been dismissed without prejudice or settled by Fairbanks.  PMI could be named as a defendant in additional actions with respect to Fairbanks in the future.

On May 1, 2003, S&P announced a downgrade in its residential subprime and residential special loan servicer ranking for Fairbanks Capital from strong to below average as of April 30, 2003, with a stable outlook.  On May 5, 2003, Moody’s downgraded Fairbanks Capital’s ratings for Primary Servicer of residential subprime mortgage loans and for Special Servicer from SQ1 (“Strong”) to SQ4 (“Below Average”).  Under the provisions of one of Fairbanks’ credit facilities, an event of default was deemed to occur if Fairbanks’ ratings fell below “above average.”  However, prior to the actions of S&P and Moody’s, Fairbanks obtained a waiver temporarily providing that such actions, in themselves, would not constitute events of default under the credit agreement.  In June 2003, prior to expiration of the waiver, Fairbanks finalized the terms of a debt restructuring with creditors to extend committed financing for servicing advances, purchased servicing and working capital through September 30, 2004.  As part of the debt restructuring, Fairbanks’ primary shareholders purchased from Fairbanks’ lenders $35 million of subordinated participation interests in Fairbanks’ debt, collateralized by purchased mortgage servicing.  Our share of this participation was approximately $23 million.  In the event our investment in Fairbanks becomes impaired, the approximately $23 million participation could become uncollectible.

In addition to the actions of Moody’s and S&P, on May 13, 2003, Fitch downgraded Fairbanks Capital’s residential primary servicer rating for subprime, Alt-A and Home Equity from RPS1 to RPS2 and its special servicer rating from RSS1 to RSS2.  On June 17, 2003, Fitch downgraded Fairbanks Capital’s residential primary servicer rating to RPS3 and its special servicer rating to RSS3.  On July 9, 2003, Fitch downgraded eleven asset-backed tranches of securities supported by mortgages serviced by Fairbanks, citing credit problems associated with the mortgages, and affirmed ratings on 381 asset-backed tranches supported by Fairbanks-serviced mortgages.

As a result of Fairbanks’ ratings downgrades, Fairbanks is no longer qualified to be named as a primary servicer on future RMBS transactions rated by Moody’s or S&P.  Fairbanks may serve as a subservicer on these rated transactions under certain circumstances.  Future negative rating agency actions could also negatively impact Fairbanks and could have a material adverse effect on Fairbanks and us.  For example, certain negative rating agency actions in the future could trigger an event of default under Fairbanks’ existing financing arrangements and, if not cured, would have a material adverse effect on our financial condition and results of operations.

Fairbanks is highly leveraged and dependent upon debt facilities with lenders to make servicing and delinquency advances in the regular course of its business, to finance the acquisition of mortgage servicing rights and for other business purposes.  If Fairbanks were to lose access to debt facilities for any reason, Fairbanks would be unable to continue funding its operations or pay its debts as they become due. Fairbanks could also be harmed by a devaluation of its servicing portfolio.  As a result of these developments, Fairbanks Capital’s ability to continue to service its existing servicing portfolios and to acquire new portfolios is uncertain.

Any or all of the above developments could cause our investment balance of approximately $140 million as well as our approximately $24.5 million in subordinated participation interests and advances as of June 30, 2003 to become impaired or uncollectible and consequently adversely affect our financial condition and results of operations.

RAM Re is also subject to various risks.  For example, RAM Re could be harmed by a downgrade or withdrawal of its claims-paying ratings by one or more of the rating agencies or by failing to establish itself as a significant market participant since it is currently the smallest of the financial guaranty reinsurers.

Our unconsolidated strategic investments could also be harmed by interest rate volatility, the loss of key personnel and their failure to execute future business plans.

We do not control the companies in which we strategically invest.  Accordingly, we are dependent upon the management of each of those companies to independently operate their businesses.  We may never realize any return on these investments, they may generate significant operating losses, and we may suffer a complete loss of these investments, which could materially and adversely affect our consolidated financial condition and results of operations.

If we are unable to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors, our business and financial performance could be significantly harmed.

Participants in the mortgage lending and mortgage insurance industries increasingly rely on e-commerce and other technology to provide and expand their products and services. An increasing number of our customers require that we provide our products and services electronically via the Internet or electronic data transmission, and the percentage of our new insurance written delivered electronically is increasing. We expect this trend to continue, and accordingly, we believe that it is essential that we continue to invest substantial resources in maintaining electronic connectivity with our customers and, more generally, on e-commerce and technology. Our business may suffer if we do not keep pace with the technological demands of our customers and the technological capabilities of our competitors.

While we are protesting assessments we received in 2002 and 2003, and intend to protest any future assessment we may receive, from the California Franchise Tax Board, there can be no assurance as to the ultimate outcome of these protests.

We received notices of assessment from the California Franchise Tax Board, or FTB, for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB.  The assessments are the result of a memorandum issued by the FTB in April 2002.  The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by a holding company from its insurance company subsidiaries in determining California taxable income of the holding company, for the tax years ending on or after December 1, 1997.  We have reserved $4.4 million related to this matter.  While we are protesting the assessments, we cannot provide assurance as to the ultimate outcome of these protests.

An adverse outcome of litigation against PMI regarding the Fair Credit Reporting Act could harm our consolidated financial position and results of operations.

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at less than PMI’s “best available rate.” The action alleges that the federal Fair Credit Reporting Act, or FCRA, requires a notice to borrowers of “adverse action” and that PMI has violated FCRA by failing to give such notice.  The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys’ fees, as well as declaratory and injunctive relief.  The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief. PMI intends to vigorously defend all claims.  However, we cannot provide assurance that the outcome of the litigation will not materially affect our consolidated financial position or results of operations.

An adverse outcome with respect to the FTC’s investigation of the practices of Fairbanks could harm our financial position and results of operations.

In October 2002, the FTC informed Fairbanks that it was the subject of an FTC investigation to determine whether Fairbanks Capital’s loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, FCRA, Section 5 of the Federal Trade Commission Act, or other laws enforced by the FTC.  In the course of its continuing investigation, the FTC staff requested information from us.  We have cooperated with the FTC staff in its investigation and have provided the requested information.  In addition, we have had continuing discussions with the

FTC in regard to its investigation and in the course of those discussions the FTC staff informed us that it intends to recommend naming us in any action the FTC might bring against Fairbanks.  There can be no assurance that the outcome of these discussions will not result in us being named by the FTC in an action arising from the practices of Fairbanks.  In the event that such an action is brought by the FTC against us, there can be no assurance as to the outcome of the action.  In addition, the filing of an FTC action against us could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business.  Any action brought against us by the FTC with respect to its investigation of the practices of Fairbanks could have a material adverse affect on our financial position and results of operations.

 We cannot be sure that the regulatory approvals necessary to complete the proposed strategic investment in FGIC Corporation will be obtained, that necessary rating confirmations by the rating agencies will be obtained or that the other conditions to closing of the investment will be satisfied.

Completion of the acquisition of FGIC Corporation is conditioned upon the receipt of specified regulatory authorizations, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the New York State Insurance Department.  In addition, completion of the acquisition of FGIC Corporation is conditioned upon the receipt of confirmation of the ratings of FGIC, FGIC Corporation, The PMI Group and PMI by the rating agencies.  The ability to obtain regulatory approvals and rating agency confirmations may be affected by a variety of factors, many of which are difficult to predict, including developments in our business, financial condition and prospects; regulatory actions or litigation involving us; and the view of regulatory authorities and rating agencies regarding The PMI Group and its co-investors, FGIC and the effects of the proposed investment.  The requirement for these approvals and confirmations could significantly delay the completion of the acquisition.  We cannot be sure that these approvals or confirmations will be obtained or that the other required conditions to closing of the acquisition will be satisfied, and, if all such approvals or confirmations are obtained and such conditions are satisfied, we cannot provide any assurance as to the terms, conditions and timing of the approvals or confirmations or that they will satisfy the terms of the acquisition agreement. In addition, prior to the anticipated completion of the proposed acquisition, we expect to raise a portion of the funds needed for investment through the sale of approximately $100 million of common equity and $207 million of equity-related securities. In the event that the acquisition is not completed and we have raised these funds, we will not be able to apply them to their intended uses.

We may be unable to realize the benefits we currently anticipate from the proposed strategic investment.

We expect that the proposed strategic investment in FGIC Corporation will result in certain benefits to our U.S., Australian and European mortgage insurance businesses and FGIC’s financial guaranty business.  Among other things, we expect that these businesses will engage in cross-collaboration efforts that will allow us to offer our customers in these markets an array of first, second and remote loss products.  We cannot be sure that we will be able to achieve the level of benefits that we currently expect.  Any arrangements between us or any of our subsidiaries and FGIC are subject to the prior reasonable approval of specified CO-investors in FGIC and must be on arm’s-length bases.  In addition, our customers may continue to purchase products and services from multiple providers, and not ascribe any value to our ability to provide comprehensive credit enhancement solutions.

If the proposed acquisition of FGIC Corporation is completed, our rights to increase, maintain or dispose of our strategic investment in FGIC will be subject to limitations.

In connection with the proposed acquisition, we entered into a stockholders agreement with our co-investors. The stockholders agreement contains a number of limitations on our and our co-investors’ ability to increase, maintain or dispose of common stock of FGIC Corporation. Under the agreement, we have agreed to the following limitations, among others:

•

We will not be permitted to transfer our shares in FGIC Corporation until preferred securities issued to the seller, or the securities into which they have been converted, have been redeemed in full or cease to be outstanding. In addition, we will not be able to transfer our shares until the earlier of the fifth anniversary of closing or the time that FGIC Corporation effects a public offering of its common stock in which the aggregate offering price is at least $100 million, or a qualified public offering.

•

Following the fifth anniversary of closing but prior to a qualified public offering, we and our co-investors may not sell shares of FGIC Corporation common stock without first offering to sell those shares to FGIC Corporation and the other co-investors.

•

After the fifth anniversary of the closing but prior to a qualified public offering, specified co-investors will be entitled to cause us to sell all of our shares of FGIC Corporation to a third party, so long as those co-investors own at least 40% of the then outstanding FGIC Corporation common stock (other than any shares issued in private offerings following closing). Even following a qualified public offering, those co-investors will have this right so long as they continue to hold FGIC Corporation equity securities representing at least 85% of their respective original equity securities and at least 25% of the outstanding shares of common stock (other than any shares issued in private offerings following the closing).

•

Prior to a qualified public offering, we may not purchase any shares offered to us by specified co-investors under the right of first offer described above to the extent that the purchase would cause us to own more than 49% of the outstanding common stock of FGIC Corporation. In addition, following the closing, we may not purchase any additional shares of FGIC Corporation common stock until the earlier of the fifth anniversary of the qualified public offering and the date that those specified co-investors cease to hold a specified percentage of FGIC Corporation equity securities.

If we complete the proposed acquisition of a strategic investment in FGIC Corporation, we will be subject to various risks and uncertainties associated with the financial guaranty business.

If we complete the proposed acquisition of a strategic investment in FGIC Corporation, we expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business.

Accordingly, we will be subject to all the risks and uncertainties associated with that business.  In addition, FGIC has historically operated its financial guaranty business principally in one market segment—municipal finance.  We currently expect that, if the acquisition is completed, FGIC will expand its business lines and products into other markets and asset classes that historically have experienced higher default rates than municipal finance.  The risks and uncertainties to which we will be exposed upon consummation of the FGIC acquisition include the following, among others:

•

The ability of a triple-A rated financial guarantor to compete is heavily dependent on maintaining such ratings.  We cannot be sure that FGIC or FGIC Corporation will be able to maintain its respective ratings.  FGIC Corporation’s results of operations and financial condition would be materially adversely affected by any downgrade in ratings.

•

FGIC is subject to extensive competition from other financial guarantors and from alternative sources of credit enhancement, including bank letters of credit and mortgage pool insurers, among others.  We cannot be sure that FGIC will be able to continue to compete effectively in its current markets or in any markets into which it expands.

•

The financial guaranty business is subject to extensive regulation.  Future legislative, regulatory or judicial changes affecting the municipal, asset-backed and trade credit debt markets, as well as other government regulations, could materially adversely affect FGIC’s results of operations and financial condition.

•

FGIC, like other financial guarantors, does not use traditional actuarial approaches to determine its loss reserves, but instead establishes a general loss reserve.  We cannot be sure that losses in FGIC’s insured portfolio will not exceed the loss reserve or that additional significant reserves will not need to be established, either of which could seriously harm FGIC’s results of operations or financial condition.

•

Demand for financial guaranty insurance is dependent upon many factors beyond FGIC’s control.  Among other things, demand may decrease as a result of lower interest rates which are accompanied by a narrower spread between insured and uninsured obligations, decreasing the cost savings to the issuer from financial guaranty insurance.  Also, the perceived financial strength of financial guaranty insurers generally affects demand, and a ratings downgrade for any insurer or the industry would lead to lower demand.

•

Any expansion by FGIC into other foreign markets and other asset classes will entail risks associated with engaging in new business lines, including, among others, the challenges in attracting and retaining key personnel, customers and business partners, the potential need for regulatory approvals, foreign currency exchange rate fluctuations, and the burdens of complying with a wide variety of foreign laws.

•

The financial guaranty business is capital intensive. In order to comply with regulatory, rating agency or other requirements, FGIC may need to raise additional capital in the future. So long as FGIC Corporation remains privately held, its access to capital will be less assured than its public competitors. Also, the ability of FGIC to raise additional capital is subject to shareholder approval. There can be no assurance that FGIC will be able to raise additional funds in the future on acceptable terms, or at all, or be able to do so on a timely basis.

•

Completion of the FGIC acquisition will result in the Company having employed a significant portion of its borrowing capacity and, accordingly, we may not be able to raise significant amounts of capital in the near term without the use of equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The fair value of investments in our portfolio is interest rate sensitive and is subject to change based on interest rate movements.  A 100 basis points increase or decrease in interest rates would result in a range of 4-8% decrease or increase in the value of our fixed-income investment portfolio.  These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates.  At June 30, 2003, $2.3 billion of the $2.6 billion total investment portfolio was in fixed-income securities, including municipal bonds, U.S. government bonds, corporate bonds and preferred stock.  The effective duration of our fixed-income investment portfolio was 4.4 years at June 30, 2003, and we do not expect to recognize any adverse impact to our income or cash flows based on the above projection.

As of June 30, 2003, $523.8 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars.  The value of the Australian dollar strengthened relative to the U.S. dollar to 0.674 U.S. dollars at June 30, 2003 compared to 0.562 at December 31, 2002.  As of June 30, 2003, $108.4 million of our invested assets were held by PMI Europe and were predominantly denominated in Euros.  The value of the Euro appreciated relative to the U.S. dollar to 1.151 U.S. dollars at June 30, 2003 compared to 1.049 at December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)  Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at less than PMI’s “best available rate.” The action alleges that the federal Fair Credit Reporting Act, or FCRA, requires a notice to borrowers of “adverse action” and that PMI has violated FCRA by failing to give such notice.  The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys’ fees, as well as declaratory and injunctive relief.  The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief. PMI intends to vigorously defend all claims.  However, we cannot provide assurance that the outcome of the litigation will not materially affect our consolidated financial position, results of operations or cash flows.

In October 2002, the FTC informed Fairbanks that it was the subject of an FTC investigation to determine whether Fairbanks Capital’s loan servicing or other practices violate or have violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act, or other laws enforced by the FTC.  In the course of its continuing investigation, the FTC staff requested information from us.  We have cooperated with the FTC staff in its investigation and have provided the requested information.  In addition, we have had continuing discussions with the FTC in regard to its investigation and in the course of those discussions the FTC staff informed us that it intends to recommend naming us in any action the FTC might bring against Fairbanks. There can be no assurance that the outcome of these discussions will not result in us being named by the FTC in an action arising from the practices of Fairbanks.  In the event that such an action is brought by the FTC against us, there can be no assurance as to the outcome of the action.  In addition, the filing of an FTC action against us could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business.  Any action brought against us by the FTC with respect to its investigation of the practices of Fairbanks could have a material adverse affect on our consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders on May 22, 2003, the following individuals were elected to the Board of Directors.

	Votes For	Votes Withheld

Mariann Byerwalter	81,125,861	288,524
Dr. James C. Castle	81,127,549	286,836
Carmine Guerro	81,127,549	286,836
W. Roger Haughton	81,121,308	293,077
Wayne E. Hedien	81,329,109	85,276
Louis G. Lower II	81,329,238	85,147
Raymond L. Ocampo Jr.	81,329,238	85,147
John D. Roach	81,127,549	286,836
Dr. Kenneth T. Rosen	81,329,238	85,147
Steven Scheid	81,327,594	86,791
L. Stephen Smith	81,328,258	86,791
Richard L. Thomas	81,127,505	286,880
Mary Lee Widener	81,125,969	288,416
Ronald H. Zech	81,329,238	85,147

There were no broker non-votes.

The following proposal was approved at the Company’s Annual Meeting.

	Votes For	Votes Against	Abstain

Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2003	78,465,789	2,919,640	28,956

There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibits listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)	Reports on Form 8-K:

(i) On April 23, 2003, we furnished the SEC, pursuant to Regulation FD, a report on Form 8-K under Item 9 relating to our consolidated financial results for the quarter ended March 31, 2003.

(ii)

On May 2, 2003, we filed with the SEC a report on Form 8-K under Items 5 and 9 relating to certain ratings announcements by S&P related to us and Fairbanks Capital and furnishing, pursuant to Regulation FD, information relating to our estimated operating results for 2003.

(iii)

On May 19, 2003, we filed with the SEC a report on Form 8-K under Item 5 relating to our solicitation of consents to a proposed amendment to the indenture under which our outstanding 2.50% Senior Convertible Debentures due 2021 were issued.

(iv)

On June 27, 2003, we filed with the SEC a report on Form 8-K under Items 5 and 9 relating to our U.S. mortgage insurance operations’ key indicators and our equity earnings from our investment in Fairbanks Capital Holding Corp. for the second quarter of 2003, and furnishing, pursuant to Regulation FD, information relating to our estimated net income for second quarter 2003 and for 2003.

(v)	On July 31, 2003, we furnished the SEC, pursuant to Regulation FD, a report on Form 8-K under Item 9 relating to our consolidated financial results for the quarter ended June 30, 2003.

(vi)

On August 6, 2003, we filed with the SEC a report on Form 8-K under Items 5, 7 and 9 relating to our participation as the strategic investor in a group that will acquire the holding company for FGIC from GECC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PMI GROUP, INC.

August 14, 2003	/s/ DONALD P. LOFE, JR.

Donald P. Lofe, Jr. Executive Vice President and Chief Financial Officer

August 14, 2003	/s/ BRIAN P. SHEA

Brian P. Shea Vice President, Controller and Assistant Secretary Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.15	Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors.

10.24	First Supplemental Indenture dated as of May 28, 2003, to the Indenture, dated as of July 16, 2001, between The PMI Group, Inc. and The Bank of New York, as trustee.

10.25	Form of Stock Option Agreement for Employees.

10.26	Form of Stock Option Agreement for Directors.

10.27	Form of Restricted Stock Agreement.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.