Form 10-Q
period 2003-09-30
PMI GROUP INC
filed 2003-11-14
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 31, 2003	89,208,388

THE PMI GROUP, INC.

Index to Quarterly Report on Form 10-Q

September 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
REVENUES
Premiums earned	$249,949	$228,924	$725,377	$666,055
Interest and dividend income	36,300	34,224	104,980	98,972
Equity in earnings (losses) of unconsolidated subsidiaries	(13,576)	11,954	926	31,730
Net realized investment gains (losses)	1,211	1,226	4,614	(813)
Other	15,063	12,470	46,540	32,463

Total revenues	288,947	288,798	882,437	828,407

LOSSES AND EXPENSES
Losses and loss adjustment expenses	51,770	45,624	165,884	124,635
Amortization of deferred policy acquisition costs	22,204	20,111	66,278	61,931
Other underwriting and operating expenses	117,772	92,254	319,916	253,824
Lease abandonment and relocation costs	—	—	—	12,183
Interest expense	4,949	4,644	13,976	13,391
Distributions on mandatorily redeemable preferred securities	1,007	1,007	2,669	3,022

Total losses and expenses	197,702	163,640	568,723	468,986

Income before income taxes and cumulative effect of a change in accounting principle	91,245	125,158	313,714	359,421
Income taxes	31,114	35,818	94,517	104,708

Income before cumulative effect of a change in accounting principle	60,131	89,340	219,197	254,713
Cumulative effect of a change in accounting principle	—	—	—	7,172

Net income	$60,131	$89,340	$219,197	$261,885

PER SHARE DATA
Basic:
Income before cumulative effect of a change in accounting principle	$0.68	$0.99	$2.46	$2.83
Cumulative effect of a change in accounting principle	—	—	—	0.08

Basic net income	$0.68	$0.99	$2.46	$2.91

Diluted:
Income before cumulative effect of a change in accounting principle	$0.67	$0.98	$2.43	$2.77
Cumulative effect of a change in accounting principle	—	—	—	0.08

Diluted net income	$0.67	$0.98	$2.43	$2.85

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Investments - available for sale at fair value:
Fixed income securities	$2,463,211	$2,317,645
Equity securities:
Common	100,310	79,575
Preferred	99,032	86,073
Short-term investments	31,576	36,426

Total investments	2,694,129	2,519,719

Cash and cash equivalents	313,080	217,763
Investments in unconsolidated subsidiaries	309,031	289,795
Accrued investment income	38,699	35,921
Deferred policy acquisition costs	95,929	85,210
Premiums receivable	57,487	58,660
Reinsurance receivable and prepaid premiums	48,163	60,078
Reinsurance recoverable	3,423	3,846
Property and equipment, net of accumulated depreciation	184,360	177,418
Related party receivables	27,281	1,844
Other assets	108,161	66,795

Total assets	$3,879,743	$3,517,049

LIABILITIES
Reserve for losses and loss adjustment expenses	$364,157	$350,841
Unearned premiums	274,889	232,877
Long-term debt	422,950	422,950
Reinsurance payable	40,536	40,506
Deferred income taxes	99,446	83,034
Other liabilities and accrued expenses	147,065	144,508

Total liabilities	1,349,043	1,274,716

Commitments and contingencies (Note 9)

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	48,500	48,500

SHAREHOLDERS’ EQUITY
Preferred stock – $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $.01 par value; 250,000,000 shares authorized; 105,587,554 issued; 89,109,265 and 89,943,406 outstanding	1,056	1,056
Additional paid-in capital	272,922	267,234
Treasury stock, at cost (16,478,289 and 15,644,148 shares)	(351,663)	(342,093)
Retained earnings	2,360,915	2,149,877
Accumulated other comprehensive income, net of deferred taxes	198,970	117,759

Total shareholders’ equity	2,482,200	2,193,833

Total liabilities, mandatorily redeemable preferred securities and shareholders’ equity	$3,879,743	$3,517,049

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219,197	$261,885
Cumulative effect of a change in accounting principle	—	(7,172)

Income before cumulative effect of a change in accounting principle	219,197	254,713
Adjustments to reconcile net income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
Net realized investment (gains) losses	(4,614)	813
Equity in earnings of unconsolidated subsidiaries	(926)	(31,730)
Depreciation and amortization	19,357	13,930
Deferred income taxes	10,833	4,073
Changes in:
Accrued investment income	(2,778)	4,758
Deferred policy acquisition costs	(10,719)	(7,044)
Premiums receivable	1,173	(8,998)
Reinsurance receivable, net of payable	11,945	6,505
Reinsurance recoverable	423	1,882
Reserves for losses and loss adjustment expenses	13,316	28,935
Unearned premiums	42,012	27,467
Income taxes payable	1,782	(7,508)
Other	(33,185)	30,126

Net cash provided by operating activities	267,816	317,922

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	634,040	463,125
Proceeds from sales of equity securities	56,337	50,832
Proceeds from sales of investment in unconsolidated subsidiaries	4,429	—
Investment purchases:
Fixed income securities	(780,726)	(577,674)
Equity securities	(70,507)	(69,409)
Net change in short-term investments	4,621	(18,776)
Investments in unconsolidated subsidiaries, net of distributions	(28,474)	(45,796)
Change in related party receivables	(25,179)	—
Capital expenditures and capitalized software, net of dispositions	(24,229)	(111,811)

Net cash used in investing activities	(229,688)	(309,509)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of treasury stock	15,837	22,194
Proceeds from repurchase transactions	249,030	—
Repayment of repurchase transactions	(249,030)	—
Repurchases of common stock	(19,719)	—
Dividends paid to shareholders	(7,772)	(5,922)

Net cash (used in) provided by financing activities	(11,654)	16,272

Effect of the change in currency translations on cash flows	68,843	17,816

Net increase in cash and cash equivalents	95,317	42,501
Cash and cash equivalents at beginning of period	217,763	129,796

Cash and cash equivalents at end of period	$313,080	$172,297

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest paid and preferred securities distributions	$16,925	$17,704
Income taxes paid, net of refunds	$27,322	$24,349
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$937	$772

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation; PMI Mortgage Insurance Ltd and PMI Indemnity Limited, Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively, “PMI Australia”); PMI Mortgage Insurance Company Limited (“PMI Europe”), an Irish insurance corporation; and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.”

The Company has equity interests in Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (“RAM Re”), a financial guaranty reinsurance company based in Bermuda. The Company’s percentage ownership of equity securities of Fairbanks, CMG and RAM Re as of September 30, 2003 was 56.8%, 50.0%, and 24.9%, respectively. Because the Company has significant but not controlling interests in these entities, they are accounted for on the equity method of accounting in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The results of Fairbanks and RAM Re are reported on a one-month and a quarter lag basis, respectively. All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2003, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2002, as amended.

NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company reclassified all cash equivalents previously reflected as short-term investments to conform to the current year presentation. The amount reclassified was approximately $213 million as of September 30, 2003 and approximately $134 million as of September 30, 2002.

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value, based on quoted market prices, with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s earnings.

The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis, and dividend income on common stock is recorded on the date of declaration.

Investments in Unconsolidated Subsidiaries – Investments in unconsolidated subsidiaries with ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. The Company generally reports the equity earnings of its unconsolidated subsidiaries on either a one-month or one-quarter lag basis. The cost basis of the investments in unconsolidated subsidiaries includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

The Company evaluates periodically, or as events dictate, potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

As of September 30, 2003, the Company’s carrying value of Fairbanks, including cumulative equity earnings, was approximately $119 million, which included a goodwill component of approximately $36 million. In addition, the Company holds receivables from Fairbanks, as discussed further under Related Party Receivables below. As a result of an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks, the Company reports its investment in Fairbanks using the equity method of accounting in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.

Fairbanks has reached a settlement of potential civil charges with the U.S. Federal Trade Commission (“FTC”) and the U.S. Housing and Urban Development Department (“HUD”). The terms of the settlement require changes in Fairbanks’ operations and the creation of a $40 million fund for the benefit of consumers allegedly harmed by Fairbanks. Fairbanks recorded aggregate charges of approximately $55 million pre-tax as of September 30, 2003 in connection with the costs of such settlement, estimated costs of potential settlements of certain putative class action litigation against Fairbanks, and estimated costs relating to certain pending state regulatory actions. PMI’s proportionate share of such expected aggregate charges was $19.1 million pre-tax, which was recorded in equity in earnings (losses) of unconsolidated subsidiaries as of September 30, 2003.

The Company evaluated its total investment in Fairbanks, including related party receivables, as of September 30, 2003, and determined that there was no other-than-temporary decline in the carrying value. Accordingly, the Company has not recognized an impairment charge with respect to its total investment in Fairbanks. The Company will continue to evaluate this investment balance for potential impairment.

The Securities and Exchange Commission requires public companies to disclose condensed financial statement information in the footnotes for significant unconsolidated subsidiaries, individually or in the aggregate, if income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company, or if the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or if the Company’s investments in and advances to the unconsolidated subsidiaries exceed 10% of the total consolidated assets of the Company. As of September 30, 2003, the asset test was exceeded for the unconsolidated subsidiaries in the aggregate. Accordingly, a footnote has been provided for the Company’s proportionate share of balance sheet and statement of operations line items. The condensed financial statements have been presented on a combined basis in the footnotes.

Special Purpose Entities – Certain insurance transactions entered into by PMI and PMI Europe require the use of special purpose entities (“SPEs”). These SPEs are wholly-owned subsidiaries of the Company and, accordingly, are consolidated in the Company’s consolidated financial statements. The Company is not affiliated with any SPEs that qualify for off-balance sheet treatment.

Property and Equipment – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, generally three to seven years. As a result, the Company capitalized costs associated with software developed for internal use of $16.6 million and $18.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. The estimates for each underwriting year are updated regularly to reflect actual experience and any changes to key assumptions such as persistency or loss development.

Related Party Receivables – This category includes non-trade receivables from unconsolidated subsidiaries. The most significant portion of the balance is comprised of approximately $23 million of subordinated participation interests in Fairbanks debt, which was part of a debt restructuring completed in the second quarter 2003. The participation bears interest at LIBOR plus 2.5% and is payable monthly. The earliest the balance will begin to be repaid is June 2004, with the balance due and payable in September 2004.

Derivatives – Until the quarter ended September 30, 2003, the Company’s use of derivative financial instruments was generally limited to reducing its exposure to interest rate risk and currency exchange risk by utilizing interest rate and currency swap agreements that are accounted for as hedges. However, in April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. Beginning July 1, 2003, SFAS No. 149 requires certain credit default swaps entered into by PMI Europe to be accounted for as derivatives in accordance with SFAS No. 133. In accordance with SFAS No. 133, derivative financial instruments are reported on the balance sheet at fair value, and subsequent changes in fair value are recorded in earnings. In addition, as required by EITF No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, for certain derivative contracts entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices or current market transactions for similar contracts, initial fair value related to the derivative contracts will be deferred and recognized to earnings in proportion to the expiration of insured risk. If the fair value of derivative contracts can be determined in such a manner, initial fair value will be recognized to earnings.

During the third quarter of 2003, PMI Europe entered into two transactions which required derivative accounting in accordance with SFAS No. 149. However, initial fair value gains were deferred in accordance with EITF No. 02-3. As of September 30, 2003, approximately $3.8 million of deferred gains related to initial fair value of these derivative contracts was included in other assets. The amount recognized in earnings for the third quarter of 2003 was $20,000.

Losses and Loss Adjustment Expenses – The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each reported year, net of salvage recoverable. The Company also reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim sizes applied to the estimated number of defaults not reported. The reserve levels as of the balance sheet date represents management’s best estimate of existing losses.

Title policy claims reserves are established based on estimated amounts required to settle claims, including expenses for defending claims, for which notice has been received and amounts estimated to satisfy claims incurred but not reported.

Revenue Recognition – Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for approximately 72% of gross premiums written from the Company’s mortgage insurance operations in the third quarter of 2003 and 71% in the first nine months of 2003, compared to 78% in the third quarter of 2002 and 75% in the first nine months of 2002. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of single premiums is recognized in earnings in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. Accordingly, the unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured policies.

Title insurance premiums are recognized as revenue when an issued policy is received by APTIC. Fee income of the non-insurance subsidiaries is earned as the services are provided including contract underwriting. Contract underwriting revenue is recorded in other income.

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Title Insurance Operations and Other. The Other segment includes the income and expenses of The PMI Group (including equity earnings of unconsolidated subsidiaries except CMG, which is included in U.S. Mortgage Insurance Operations), contract underwriting services and an inactive broker-dealer.

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under APB Opinion No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the grant date, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires pro forma disclosure of net income and earnings per share using the fair value method, provides that employers may continue to account for stock-based compensation under APB Opinion No. 25, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Although the Company has not currently elected to expense the fair value of stock options granted, it continues to evaluate this alternative.

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

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net income:
As reported	$60,131	$89,340	$219,197	$261,885
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,488)	(2,923)	(7,861)	(8,672)

Pro forma	$57,643	$86,417	$211,336	$253,213

Basic earnings per share:
As reported	$0.68	$0.99	$2.46	$2.91
Pro forma	$0.65	$0.96	$2.38	$2.82

Diluted earnings per share:
As reported	$0.67	$0.98	$2.43	$2.85
Pro forma	$0.64	$0.94	$2.35	$2.76

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is based on net income available to common shareholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on net income available to common shareholders and the weighted-average of diluted common stock shares outstanding during the period. The weighted-average of the diluted common stock shares reflects the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Net income available to common shareholders is the same for computing basic and diluted EPS. The convertible debt outstanding has not been included in the calculation of diluted shares outstanding as it is anti-dilutive for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average of the common stock shares used to calculate diluted EPS for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2003	2002	2003	2002
Weighted-average of common stock shares for basic EPS	88,952	90,174	88,932	89,905
Weighted-average of stock options and other dilutive components	1,316	1,473	1,099	1,901

Weighted-average of common stock shares for diluted EPS	90,268	91,647	90,031	91,806

Stock Split – In June 2002, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share data have been adjusted to reflect the stock split.

Income Tax – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax consequences of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or a liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years.

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. In October 2003, FASB voted to defer the effective date for applying certain provisions of SFAS No. 150 including the provision which would require the Company to reclassify its Company-obligated mandatorily redeemable preferred securities to liabilities on the consolidated balance sheet. It is uncertain at this time if the provision will be required in the future or eliminated entirely. Currently, the Company does not believe the adoption of this pronouncement will significantly impact its consolidated financial condition or results of operations.

In January 2003, FASB issued Financial Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation or deconsolidation of that entity is required. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among the parties involved. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. If required to be adopted by the Company in its current form, the provision of FIN 46 would require the deconsolidation of the trust subsidiary that issued the trust preferred securities and the recognition of the debenture issued by the trust to the Company as a liability. Except as related to the trust, the Company currently does not anticipate that the adoption of this pronouncement will significantly impact its consolidated financial condition or results of operations.

In August 2002, FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, prescribing the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this guidance are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. In October 2003, the Company guaranteed certain financial obligations of Fairbanks in connection with the refinancing of amounts owed by Fairbanks to a creditor. In accordance with FIN 45, he Company is required to record the fair value of the guarantee as a liability. This pronouncement will be applied in the fourth quarter of 2003. (See Note 11) The Company does not anticipate that the adoption of this pronouncement will significantly impact its consolidated financial condition or results of operations.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

(Dollars in thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2003:
Fixed income securities	$2,314,845	$155,118	$(6,752)	$2,463,211
Equity securities:
Common stocks	86,106	14,975	(771)	100,310
Preferred stocks	95,821	3,663	(452)	99,032
Short-term investments	28,372	3,204	—	31,576

Total investments	$2,525,144	$176,960	$(7,975)	$2,694,129

(Dollars in thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
December 31, 2002:
Fixed income securities	$2,170,151	$151,968	$(4,474)	$2,317,645
Equity securities
Common stocks	75,162	6,972	(2,559)	79,575
Preferred stocks	88,434	2,319	(4,680)	86,073
Short-term investments	33,006	3,427	(7)	36,426

Total investments	$2,366,753	$164,686	$(11,720)	$2,519,719

The Company determined that the decline in the market value of certain equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.1 million and $5.9 million during the periods ended September 30, 2003 and 2002, respectively.

NOTE 5. RESTRICTED CASH

In March 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans; the Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk. As of September 30, 2003 and December 31, 2002, respectively, $8.4 million and $11.6 million of deposits received under this agreement were included in cash and cash equivalents, and may only be utilized to pay claims related thereto.

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity for the first three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Beginning balance	$91,573	$83,049	$85,210	$77,903
Policy acquisition costs incurred and deferred	26,560	22,009	76,997	68,975
Amortization of deferred policy acquisition costs	(22,204)	(20,111)	(66,278)	(61,931)

Ending balance	$95,929	$84,947	$95,929	$84,947

Deferred policy acquisition costs are affected by qualifying costs deferred in the period, and amortization of previously deferred costs in such period. In periods where there is growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds amortization expenses.

NOTE 7. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Net income	$60,131	$89,340	$219,197	$261,885
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(17,730)	36,668	17,466	46,116
Reclassification of realized (gains) losses included in net income, net of tax	(2,960)	(797)	(5,098)	528

Net unrealized holding gains (losses)	(20,690)	35,871	12,368	46,644
Currency translation adjustment	5,300	(9,168)	68,843	17,816

Other comprehensive income (loss), net of tax	(15,390)	26,703	81,211	64,460

Comprehensive income	$44,741	$116,043	$300,408	$326,345

NOTE 8. BUSINESS SEGMENTS

Transactions between segments are not significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated.

	Three Months Ended September 30, 2003
(Dollars in thousands)	U.S. Mortgage Insurance	International	Title Insurance	Other	Consolidated Total
Revenues
Premiums earned	$146,090	$24,257	$79,602	$—	$249,949
Interest and dividend income	22,152	9,093	885	4,170	36,300
Equity in earnings (losses) of unconsolidated subsidiaries	3,094	—	—	(16,670)	(13,576)
Net realized investment gains (losses)	4,011	693	271	(3,764)	1,211
Other income	(95)	82	3,510	11,566	15,063

Total revenues (losses)	175,252	34,125	84,268	(4,698)	288,947

Losses and expenses
Losses and loss adjustment expenses	53,356	(6,611)	5,025	—	51,770
Amortization of deferred policy acquisition costs	19,592	2,612	—	—	22,204
Other underwriting and operating expenses	18,943	5,135	71,949	21,745	117,772
Interest expense and distributions on mandatorily redeemable preferred securities	65	—	—	5,891	5,956

Total losses and expenses	91,956	1,136	76,974	27,636	197,702

Income (loss) before income taxes	83,296	32,989	7,294	(32,334)	91,245
Income tax (benefit)	24,819	9,277	2,584	(5,566)	31,114

Net income (loss)	$58,477	$23,712	$4,710	$(26,768)	$60,131

Total assets	$2,325,901	$724,076	$114,501	$715,265	$3,879,743

	Three Months Ended September 30, 2002
(Dollars in thousands)	U.S. Mortgage Insurance	International	Title Insurance	Other	Consolidated Total
Revenues
Premiums earned	$150,751	$14,752	$63,421	$—	$228,924
Interest and dividend income	21,513	7,514	641	4,556	34,224
Equity in earnings of unconsolidated subsidiaries	2,427	—	—	9,527	11,954
Net realized investment gains (losses)	2,016	(381)	—	(409)	1,226
Other income	28	1	2,455	9,986	12,470

Total revenues	176,735	21,886	66,517	23,660	288,798

Losses and expenses
Losses and loss adjustment expenses	39,766	2,702	3,156	—	45,624
Amortization of deferred policy acquisition costs	19,030	1,081	—	—	20,111
Other underwriting and operating expenses	11,520	4,359	56,846	19,529	92,254
Interest expense and distributions on mandatorily redeemable preferred securities	48	—	—	5,603	5,651

Total losses and expenses	70,364	8,142	60,002	25,132	163,640

Income (loss) before income taxes	106,371	13,744	6,515	(1,472)	125,158
Income tax (benefit)	32,729	3,424	2,394	(2,729)	35,818

Net income	$73,642	$10,320	$4,121	$1,257	$89,340

Total assets	$2,355,793	$503,876	$80,910	$509,551	$3,450,130

	Nine Months Ended September 30, 2003
(Dollars in thousands)	U.S. Mortgage Insurance	International	Title Insurance	Other	Consolidated Total
Revenues
Premiums earned	$447,670	$66,860	$210,847	$—	$725,377
Interest and dividend income	68,127	22,273	2,384	12,196	104,980
Equity in earnings (losses) of unconsolidated subsidiaries	9,805	—	—	(8,879)	926
Net realized investment gains (losses)	5,548	943	318	(2,195)	4,614
Other income	79	389	9,917	36,155	46,540

Total revenues	531,229	90,465	223,466	37,277	882,437

Losses and expenses
Losses and loss adjustment expenses	156,465	(6,748)	16,167	—	165,884
Amortization of deferred policy acquisition costs	58,603	7,675	—	—	66,278
Other underwriting and operating expenses	52,720	13,482	190,684	63,030	319,916
Interest expense and distributions on mandatorily redeemable preferred securities	138	—	—	16,507	16,645

Total losses and expenses	267,926	14,409	206,851	79,537	568,723

Income (loss) before income taxes	263,303	76,056	16,615	(42,260)	313,714
Income tax (benefit)	76,716	21,597	5,789	(9,585)	94,517

Net income (loss)	$186,587	$54,459	$10,826	$(32,675)	$219,197

Total assets	$2,325,901	$724,076	$114,501	$715,265	$3,879,743

	Nine Months Ended September 30, 2002
(Dollars in thousands)	U.S. Mortgage Insurance	International	Title Insurance	Other	Consolidated Total
Revenues
Premiums earned	$457,789	$41,849	$166,417	$—	$666,055
Interest and dividend income	64,968	17,674	1,775	14,555	98,972
Equity in earnings of unconsolidated subsidiaries	8,816	—	—	22,914	31,730
Net realized investment gains (losses)	2,235	(1,707)	—	(1,341)	(813)
Other income	476	3	6,774	25,210	32,463

Total revenues	534,284	57,819	174,966	61,338	828,407

Losses and expenses
Losses and loss adjustment expenses	110,339	6,023	8,273	—	124,635
Amortization of deferred policy acquisition costs	57,094	4,837	—	—	61,931
Other underwriting and operating expenses	44,166	7,620	151,471	50,567	253,824
Lease abandonment and other relocation costs	9,281	—	—	2,902	12,183
Interest expense and distributions on mandatorily redeemable preferred securities	118	6	—	16,289	16,413

Total losses and expenses	220,998	18,486	159,744	69,758	468,986

Income (loss) before income taxes	313,286	39,333	15,222	(8,420)	359,421
Income tax (benefit)	95,925	11,067	5,523	(7,807)	104,708

Income (loss) before cumulative effect of a change in accounting principle	217,361	28,266	9,699	(613)	254,713
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income (loss)	$217,361	$35,438	$9,699	$(613)	$261,885

Total assets	$2,355,793	$503,876	$80,910	$509,551	$3,450,130

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the fourth quarter of 2002 and the second quarter of 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiaries, in determining California taxable income of the holding company, for tax years ending on or after December 1, 1997. As of September 30, 2003, the Company has $4.4 million of reserve related to this contingency. While the Company is protesting the assessments, there can be no assurance as to the ultimate outcome of these protests.

The FTC has conducted an investigation to determine whether Fairbanks’ loan servicing or other practices violate or had violated the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commissions Act or other laws enforced by the FTC. In addition, HUD initiated both a civil and, in conjunction with the Department of Justice, a criminal investigation of Fairbanks’ business practices. On November 12, 2003, the FTC and HUD announced that they had reached a settlement with Fairbanks of the ongoing civil investigations. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. PMI expects to guarantee or fund approximately two-thirds of Fairbanks’ obligations under a $30 million letter of credit to be obtained by Fairbanks to fund a portion of the $40 million fund.

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

NOTE 10. CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information has been presented on a combined basis for all unconsolidated subsidiaries accounted for under the equity method of accounting as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$22,255	$33,093
Investments	193,911	185,009
Real estate investments	7,193	6,776
Receivables	169,454	146,874
Servicing assets	83,230	76,828
Real estate owned	781	10,209
Deferred policy acquisition costs	14,477	11,521
Premiums receivable	3,528	2,810
Other assets	36,671	31,021

Total assets	$531,500	$504,141

Liabilities:
Accounts payable and accrued liabilities	$55,841	$28,139
Reserves for losses and loss adjustment expenses	6,718	4,762
Unearned premiums	31,081	21,701
Notes payable	163,760	181,342
Other liabilities	8,624	15,903

Total liabilities	266,024	251,847
Shareholders’ equity	265,476	252,294

Total liabilities and shareholders’ equity	$531,500	$504,141

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Condensed Combined Statements of Operations
Total revenues	$49,547	$157,043
Total expenses	75,027	161,378

Loss before income tax benefit	(25,480)	(4,335)
Income tax benefit	(11,904)	(5,261)

Net (loss) income	$(13,576)	$926

In April 2003, the Company invested an additional $24.4 million in RAM Re as part of a $92 million capital infusion. The Company’s ownership percentage as a result of this capital investment did not change.

Effective September 30, 2003, the Company sold its ownership interests in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, which had been accounted for under the equity method of accounting, for $6.5 million resulting in a $3.6 million loss, which was recorded in net realized investment gains and losses in the consolidated statement of operations.

NOTE 11. SUBSEQUENT EVENTS

In November 2003, the Company completed the sale of 5.75 million shares of common stock and 13.8 million 5.875% equity units. The common stock offering raised approximately $220 million of gross proceeds and the equity units offering raised approximately $345 million of gross proceeds. In connection with the common stock and equity units offerings, the Company raised approximately $542 million in net proceeds and incurred approximately $23 million in related financing costs. Management expects to use the net proceeds from the offerings to fund a portion of the Company’s investment in Financial Guaranty Insurance Company, which was announced on August 4, 2003.

On October 27, 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115 million in cash subject to post-closing adjustments. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2004. As no formal plan of disposal for APTIC had existed prior to September 30, 2003, the related gain on this transaction was not reflected in the third quarter 2003. Management anticipates that the gain will be reflected in the fourth quarter of 2003 or first quarter of 2004, subject to the status of regulatory approvals. The operations of APTIC will be reflected as discontinued operations in the fourth quarter of 2003 with prior period financial information adjusted accordingly.

.

In October 2003, the Company guaranteed approximately $7 million of obligations owed by Fairbanks to its principal lenders in connection with the refinancing of amounts owed to another creditor. In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company will, in the fourth quarter of 2003, determine the fair value of the guarantee and record a liability. The offset to this liability will be an increase to total investment in Fairbanks as this is a transaction between related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this document include: (i) PMI’s belief that the structure of its modified pool insurance products mitigates the risk of loss to PMI from the loans insured by those products; (ii) our belief that Fairbanks does not currently expect to record additional expenses as a result of the settlement announced by the FTC and HUD; (iii) our belief that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations; and (iv) our outlook concerning our proposed FGIC acquisition and related financing costs.

When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, we cannot provide assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in any forward-looking statement made by us. Forward-looking statements involve a number of risks of uncertainties including, but not limited to, the risks described under the heading “Investment Considerations.” All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The PMI Group, Inc. is an international provider of credit enhancement products and lender services that promote home ownership and facilitate mortgage transactions in the capital markets. Through our wholly-owned subsidiaries and other investments, we offer residential mortgage insurance and credit enhancement products domestically and internationally, financial guaranty reinsurance, mortgage servicing and other residential lender services.

On August 4, 2003, we announced that The PMI Group is the strategic investor in a group of investors, or the Investor Group, that has entered into a definitive agreement to acquire Financial Guaranty Insurance Company, or FGIC, together with its immediate holding company, FGIC Corporation, from General Electric Capital Corporation, or GECC. FGIC is a leading triple-A rated monoline bond insurer. FGIC provides financial guaranty insurance policies for public finance and structured finance obligations issued by clients in both the public and private sectors.

The aggregate value to be received by GECC is currently estimated at approximately $2.16 billion, consisting of three components: a cash purchase price, dividends to be paid by FGIC Corporation to a subsidiary of GECC prior to closing, and retention by GECC of certain securities of FGIC Corporation. The cash purchase price to be paid is approximately $1.6 billion. The pre-closing dividends to be paid by FGIC Corporation to a subsidiary of GECC are currently estimated to total $260 million. The actual aggregate amount of the dividends depends on FGIC’s net income, adjusted to exclude certain items, from January 1, 2003 to closing. If FGIC Corporation is unable to declare a dividend in an amount equal to its adjusted net income for that period, the members of the Investor Group must fund specified portions of the shortfall. The $1.6 billion cash purchase price and any dividend shortfall will be funded by equity commitments from the Investor Group and $225 million of debt to be issued by FGIC Corporation. In addition, GECC will hold subsequent to closing FGIC Corporation preferred stock with an aggregate liquidation preference of $235 million, with the remaining transaction value to GECC represented by the retention by GECC of approximately five percent of the common stock of FGIC Corporation.

Upon closing of the acquisition, The PMI Group’s ownership interest will be approximately 42% of the outstanding common stock of FGIC Corporation. Pursuant to an equity commitment letter, The PMI Group is obligated to fund, upon closing, $607 million in cash. In the event of a dividend shortfall as described above, the amount The PMI Group is required to fund may be increased by up to an additional $36.4 million in cash. We expect to account for this investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and accordingly, the investment will not be consolidated. The closing of the proposed acquisition is subject to various conditions and is expected to occur in the fourth quarter of 2003.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Revenues:
Premiums earned	$249.9	$228.9	9%	$725.4	$666.1	9%
Interest and dividend income	36.3	34.2	6%	105.0	99.0	6%
Equity in earnings (losses) of unconsolidated strategic investments	(13.6)	12.0	—	0.9	31.7	(97)%
Net realized investment gains (losses)	1.2	1.2	—	4.6	(0.8)	—
Other income	15.1	12.5	21%	46.5	32.4	44%

Total revenues	288.9	288.8	—	882.4	828.4	7%

Losses and expenses:
Losses and loss adjustment expenses	51.8	45.6	14%	165.9	124.6	33%
Amortization of deferred policy acquisition costs	22.2	20.1	10%	66.3	61.9	7%
Other underwriting and operating expenses	117.8	92.3	28%	319.9	253.8	26%
Lease abandonment and relocation costs	—	—	—	—	12.2	—
Interest expense and distributions on mandatorily preferred securities	5.9	5.6	5%	16.6	16.5	1%

Total losses and expenses	197.7	163.6	21%	568.7	469.0	21%

Income before income taxes and cumulative effect of a change in accounting principle	91.2	125.2	(27)%	313.7	359.4	(13)%
Income taxes	31.1	35.9	(13)%	94.5	104.7	(10)%

Income before cumulative effect of a change in accounting principle	60.1	89.3	(33)%	219.2	254.7	(14)%
Cumulative effect of a change in accounting principle	—	—		—	7.2	—

Net income	$60.1	$89.3	(33)%	$219.2	$261.9	(16)%

Diluted earnings per share	$0.67	$0.98	(32)%	$2.43	$2.85	(15)%

Consolidated net income for the three months ended September 30, 2003 decreased by 33% compared to the corresponding period in 2002. The decrease was due primarily to: equity in earnings (losses) resulting from losses at Fairbanks Capital Holding Corp., or Fairbanks, an increase in underwriting and operating expenses in our Title Insurance Operations, and an increase in losses and loss adjustments expenses, or LAE, in our U.S. Mortgage Insurance Operations, partially offset by increases in premiums earned, interest income and other income. Further discussion is provided in the business segments sections below.

Consolidated net income for the nine months ended September 30, 2003 decreased by 16% compared to the corresponding period in 2002, due to an increase in underwriting and operating expenses from our Title Insurance Operations, an increase in losses and LAE in our U.S. Mortgage Insurance Operations, the decrease in equity earnings from unconsolidated strategic investments, principally Fairbanks, and a $7.2 million gain for the write-off of negative goodwill in the first quarter of 2002.

Premiums earned represent the amount of premiums recognized as revenue for accounting purposes. The increases in premiums earned during the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were attributable primarily to growth in premiums earned from our title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC, and our Australian subsidiaries, which we refer to as PMI Australia.

The increases in interest and dividend income in the third quarter and the first nine months of 2003 compared to the corresponding periods in 2002 were due to growth in the investment portfolio, partially offset by a decrease in our book yield. Our investment portfolio grew as a result of increased cash flows from our consolidated operations. Our pre-tax book yield was 5.51% at September 30, 2003 compared with 5.70% at September 30, 2002, reflecting the lower interest rate environment and, to a lesser extent, higher cash positions in anticipation of our liquidity needs for the proposed investment in FGIC.

We account for our unconsolidated strategic investments and limited partnerships on the equity method of accounting. The decreases in equity earnings (losses) from our unconsolidated strategic investments and limited partnerships in the third quarter and first nine months of 2003 compared to the corresponding periods in 2002 were due primarily to Fairbanks’ $20.9 million loss for the third quarter of 2003 and a $14.2 million loss for the first nine months of 2003. As a result of recent developments at Fairbanks, the contribution of Fairbanks to our consolidated net income may continue to generate losses in the immediate future. We evaluated our investment in Fairbanks as of September 30, 2003 and we have not recognized an other-than-temporary impairment charge with respect to this unconsolidated strategic investment. Decreases in our equity earnings from unconsolidated strategic investments were offset by equity in earnings from Truman Capital Founders, LLC of $2.3 million and $4.5 million for the three and nine months ended September 30, 2003, respectively.

On November 12, 2003, the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Housing and Urban Development, or HUD, announced that they had reached a settlement of their ongoing civil investigations of Fairbanks. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. The settlement is contingent upon the entry of an order by the federal district court in Massachusetts, and the settlement will be coordinated with a related settlement of certain class action litigation. The entry of the order will not be an admission by Fairbanks of any of the allegations of wrongdoing or violations of law contained in the complaint filed with the Court in connection with the settlement. In the third quarter of 2003, Fairbanks recorded aggregate expected expenses of approximately $55 million with respect to the FTC/HUD settlement, estimated costs of settlements of certain putative class action litigation and estimated costs relating to certain pending state regulatory actions. The after-tax effect of these expenses on PMI’s equity in earnings (losses) of Fairbanks was $17.8 million. (See the “Other” business segment section below for additional discussion of Fairbanks.) Fairbanks may continue to generate losses in the immediate future.

Included in net realized investment gains and losses are impairment losses recognized for financial reporting purposes on certain impaired securities in our investment portfolio and other investments. There were no impairment losses in the third quarter of 2003. Impairment losses were $0.4 million for the first nine months of 2003 compared with $5.9 million for the corresponding period in 2002. Effective September 30, 2003, we sold our interests in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, or Truman, and incurred a $3.6 million realized loss, which was included in net realized investment gains and losses.

The increases in other income in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were largely attributable to higher fees generated from our contract underwriting services. Contract underwriting services are included in our Other segment.

The increases in our losses and LAE in the third quarter and the first nine months of 2003 compared to the corresponding periods in 2002 were the result of increases in claims paid in our U.S. Mortgage Insurance Operations, partially offset by a reduction of loss reserves in our Australian operations. (See also Reserves for Losses and LAE, below.)

The increases in other underwriting and operating expenses in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were due primarily to increases in commission expenses related to underwriting activity by APTIC and, to a lesser extent, by increases in our U.S. payroll-related expenses.

Our income tax expense decreased by 13% in the third quarter of 2003 and 10% in the first nine months of 2003 compared to the corresponding periods in 2002, due largely to corresponding decreases in pre-tax income.

Reserves for Losses and LAE

The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment of management. Changes in our assumptions and estimates may change our reserve levels, which could materially affect our consolidated net income. The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of September 30, 2003 on a segment and consolidated basis.

	As of September 30, 2003
(Dollars in millions)	Low	High	Recorded
U.S. Mortgage Insurance Operations	$281.5	$360.9	$324.2
International Operations*	10.3	13.0	11.8
Title Insurance Operations	24.0	28.5	28.2

Consolidated	$315.8	$402.4	$364.2

*	International Operations include loss and LAE reserves for PMI Australia and $2.5 million of reserves for PMI Europe. We have not established a range of loss reserves for PMI Europe as of September 30, 2003.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (1) reported mortgage loans in default and (2) estimated defaults incurred but not reported to PMI by its customers. As of September 30, 2003, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $281.5 million to $360.9 million. As of September 30, 2003, PMI’s reserves for losses and LAE were $324.2 million (gross of reinsurance recoverable), which represented our best estimate and an increase of $8.5 million from PMI’s reserve balance at December 31, 2002.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and recovery experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We determined the recorded amount of $324.2 million was the most likely outcome within the high and low points of the range of loss and LAE reserves determined by our actuaries.

Our increase of $8.8 million to PMI’s reserve balance at December 31, 2002 was due primarily to expected higher proportions of delinquencies developing into claims and higher mortgage insurance coverage levels on pending delinquencies leading to higher average claim sizes.

The table below provides a reconciliation of PMI’s beginning and ending reserves for losses and LAE for each of the periods indicated:

(Dollars in millions)	2003	2002
Balance at January 1,	$315.7	$289.4
Reinsurance recoverable	(3.8)	(6.0)

Net balance at January 1,	311.9	283.4
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	178.0	173.8
Prior years	(21.5)	(63.5)

Total incurred	156.5	110.3
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(1.4)	(2.0)
Prior years	(146.2)	(85.8)

Total payments	(147.6)	(87.8)

Net balance at December 31,	320.8	305.9
Reinsurance recoverable	3.4	4.2

Balance at September 30,	$324.2	$310.1

The above loss reserve reconciliation is presented to display the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments reflect amounts paid during the period presented that are not subject to estimation because they are derived solely from the actual timing of payments made. Losses and LAE incurred are management’s best estimates of ultimate losses and LAE and, therefore, are subject to estimation. The $21.5 million prior years’ reduction within losses and LAE incurred during the nine months ended September 30, 2003 relate principally to the years 2000 through 2002 and the $63.5 million prior years’ reduction within losses and LAE incurred during the nine months ended September 30, 2002 relate principally to the years 1999 through 2001. These reductions were due to re-estimations of ultimate loss rates from those established at the original notice of default updated through the period presented. These re-estimations are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $63.5 million reduction in prior years’ reserves during the nine months ended September 30, 2002 was due primarily to recent favorable loss development trends compared to PMI’s historic loss experience, as evidenced by reductions in claim amounts caused primarily by a strong real estate market and housing price appreciation. The $21.5 million reduction in prior years’ reserves during the nine months ended September 30, 2003 was due primarily to (1) a reduction in the second quarter of 2003 of LAE expense allocation as a result of reductions in the amounts of expenses incurred and elapsed time in connection with the payment of claims, and (2) favorable loss development trends compared to previously established loss expectations with respect to PMI’s pool portfolio.

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, claims handling expenses and net expected future claim recoveries. These assumptions are evaluated in light of the same factors used by PMI. As of

September 30, 2003, our actuaries determined that PMI Australia’s reserves for losses and LAE ranged from $7.9 million to $10.6 million. As of September 30, 2003, PMI Australia’s reserves for losses and LAE were $9.3 million, which represented our best estimate and a decrease of $8.0 million from PMI Australia’s reserve balance of $17.3 million at December 31, 2002. The $8.0 million reduction in PMI Australia’s reserves for losses and LAE since December 31, 2002 was due primarily to a decrease in the proportion of reported defaults developing into claims and declining default rates attributable to strong economic conditions in Australia. The reserves released were established primarily in the years 2002 through 2003.

We establish PMI Europe’s loss reserves based upon our best estimate of losses incurred in its insurance contracts which do not qualify as derivatives. PMI Europe’s loss provisions at September 30, 2003 were $2.5 million compared to $0.5 million at December 31, 2002. This increase was due to the additional risk written by PMI Europe during the first nine months of 2003. No claims have been paid during that period.

Title Insurance Operations – We establish reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (1) reported title insurance claims and (2) estimated claims incurred but not reported. As of September 30, 2003, our actuaries determined that APTIC’s potential reserves for losses and LAE ranged from $24.0 million to $28.5 million. As of September 30, 2003, APTIC’s reserves for losses and LAE were $28.2 million, which represented our best estimate, and an increase of $10.9 million from APTIC’s reserve balance as of December 31, 2002. APTIC’s reserve increase of $10.9 million from its reserve balance at December, 31, 2002 was due primarily to (1) significant refinance activity, (2) adverse loss development factors, and (3) higher levels of claims as a result of increased origination volumes.

Our best estimate of APTIC’s loss and LAE reserves is derived primarily from our analysis of APTIC’s historical claims experience. The key assumptions used in the estimation process are historical loss development factors, and refinance versus purchases activity. Our assumptions are influenced by historical data and, therefore, are adjusted to reflect recent loss trends. We determined the recorded amount of $28.2 million in light of our assessment that the higher point of the range of loss and LAE reserves determined by our actuaries was, after consideration of the factors described above, a more likely outcome than the low point of the range.

Segment Results

The following table presents net income (loss) for each of our segments for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
U.S. Mortgage Insurance Operations	$58.5	$73.6	(21)%	$186.6	$217.4	(14)%
International Operations	23.7	10.3	130%	54.5	35.4	54%
Title Insurance Operations	4.7	4.1	15%	10.8	9.7	11%
Other *	(26.8)	1.3	—	(32.7)	(0.6)	—

Consolidated Net Income	$60.1	$89.3	(33)%	$219.2	$261.9	(16)%

*	The results of our Other segment include: other income and related operating expenses of PMI Mortgage Services Co.; investment income, interest expense and corporate overhead of The PMI Group; and equity earnings (losses) in unconsolidated strategic investments except CMG Mortgage Insurance Company and its affiliates, which are included in the results of U.S. Mortgage Insurance Operations.

U.S. Mortgage Insurance Operations

Our U.S. mortgage insurance subsidiary, PMI Mortgage Insurance Co., or PMI, provides primary mortgage insurance, or primary insurance, and pool mortgage insurance, or pool insurance, against losses in the event of borrower default. Primary insurance provides mortgage default protection on individual loans at specified coverage percentages. PMI’s primary insurance includes insurance that PMI underwrites on a loan-by-loan basis (flow channel) and insurance that PMI acquires in bulk transactions (bulk channel), primarily in the mortgage capital markets. Prior to 2002, PMI offered pool insurance products that covered the entire loss on a defaulted mortgage loan that exceeded the claim payment under any primary insurance coverage, up to an agreed aggregate amount, or stop loss limit, for all of the loans in a pool. PMI currently offers modified pool insurance products that, in addition to having a stated stop loss limit and other risk reduction features, have exposure limits on each individual loan in the pool. Our mortgage insurance products are purchased by lenders and investors, including Fannie Mae and Freddie Mac, or the GSEs, and the Federal Home Loan Banks seeking protection against default risk, capital relief or credit enhancement for mortgage transactions in the capital markets.

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI and affiliated U.S. mortgage insurance and reinsurance companies. CMG Mortgage Insurance Company and its affiliates, or CMG, which offer mortgage insurance for loans originated by credit unions, are accounted for under the equity method of accounting and are recorded as equity in earnings of unconsolidated strategic investments. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Premiums earned	$146.1	$150.8	(3)%	$447.7	$457.8	(2)%
Equity in earnings of unconsolidated strategic investments	$3.1	$2.4	29%	$9.8	$8.8	11%
Losses and loss adjustment expenses	$53.4	$39.8	34%	$156.5	$110.3	42%
Underwriting and operating expenses (excluding lease abandonment and relocation costs)	$38.5	$30.6	26%	$111.3	$110.3	1%
Net income	$58.5	$73.6	(21)%	$186.6	$217.4	(14)%

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily, but not exclusively, under captive reinsurance agreements. In captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, a proportionate amount of PMI’s gross premiums written is ceded to captive reinsurance companies. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Gross premiums written	$177.2	$171.5	3%	$543.3	$542.8	—
Ceded premiums	(32.9)	(27.3)	21%	(94.6)	(70.7)	34%
Refunded premiums	(6.0)	(3.2)	88%	(16.5)	(10.4)	59%

Net premiums written	$138.3	$141.0	(2)%	$432.2	$461.7	(6)%

Premiums earned	$146.1	$150.8	(3)%	$447.7	$457.8	(2)%

The decreases in net premiums written for the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were due primarily to higher ceded premiums related to captive reinsurance agreements and lower primary insurance in force. Primary insurance in force refers to the current principal balance of all insured mortgage loans as of a given date. The increases in ceded premiums were driven by the increasing percentage of insurance in force subject to captive reinsurance agreements, combined with higher average ceding percentages for such agreements. Heavy refinance volume and a higher percentage of new insurance written by lenders with captive reinsurance programs resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio.

During the first nine months of 2003, 56% of primary new insurance written was subject to captive reinsurance agreements compared to 53% during the first nine months of 2002. Generally, new insurance written received through the bulk channel is not subject to captive reinsurance agreements. Accordingly, the level of bulk activity will impact the percentage of primary new insurance subject to captive reinsurance agreements. As of September 30, 2003, approximately 50% of primary insurance and risk in force were subject to captive reinsurance agreements, compared to approximately 42% as of September 30, 2002. Primary risk in force is the aggregate dollar amount equal to the sum of each insured mortgage loan’s current principal balance multiplied by the percentage of the insurance coverage specified in the policy. We anticipate that higher levels of captive reinsurance cessions will continue to negatively impact PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

Upon cancellation of certain insurance coverage, PMI refunds the portion of premiums that is unearned to the borrowers or servicers. The increases in refunded premiums in the third quarter and first nine months of 2003 over the corresponding periods in 2002 were due to increases in policy cancellations resulting from refinancing activity (see Primary insurance and risk in force below).

PMI’s premiums earned decreased in the third quarter and the first nine months of the 2003 over the corresponding periods in 2002 due to higher captive reinsurance cessions and lower insurance in force. During the first quarter of 2003, PMI completed a review of the unearned premium reserve and loss reserves for our pool insurance business and determined that the actual loss development was lower than underwriting expectations. Accordingly, we reduced the unearned premium reserve to match actual loss experience, which resulted in $7.1 million of additional premiums earned in the first quarter of 2003.

Losses and LAE – PMI’s total losses and LAE represent claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. PMI’s total losses and LAE and related claims data are shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions or as otherwise noted)	2003	2002	Percentage Change	2003	2002	Percentage Change
Claims paid including LAE	$50.6	$32.3	57%	$147.6	$87.8	68%
Change in net loss reserves	2.8	7.5	(63)%	8.9	22.5	(60)%

Total losses and LAE	$53.4	$39.8	34%	$156.5	$110.3	42%

Number of primary claims paid	1,853	1,275	45%	5,363	3,499	53%
Average primary claim size (in thousands)	$23.0	$19.5	18%	$23.2	$19.7	18%

The increases in claims paid and total losses and LAE during the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were due to increases in the average primary claim size, increases in the percentage of delinquent loans going to claim, and increases in the total number of primary loans in default. The increases in the average primary claim paid size were the result of increases in the average principal balance of loans and deeper coverage amounts, principally on bulk loans which represented a larger percentage of all claims in the third quarter and the first nine months of 2003 than in the corresponding periods in 2002. PMI’s delinquent primary bulk loans that result in claims generally reach claims status more quickly than primary flow loans. This faster rate to claim allows less time for equity appreciation or loss mitigation by PMI and, accordingly, generally leads to higher claim paid. The increases in the percentage of delinquent loans going to claim and the number of primary loans in default were caused by higher levels of unemployment in the economy and the age of PMI’s primary portfolio. During the first quarter of 2003, PMI began reporting primary claims as “paid” at the time of disbursement to more appropriately reflect the effects of PMI’s loss mitigation efforts that take place after the perfection of a claim and prior to disbursement of such claim. Previously, claims were reported as “paid” upon perfection of the claim filing.

Included in “claims paid and LAE” was the amounts paid for pool claims. Pool claims paid were $4.7 million for the third quarter of 2003 and $12.4 million for the first nine months of 2003, compared to $3.0 million for the third quarter of 2002 and $7.9 million for the first nine months of 2002. The increases were primarily due to seasoning of the modified pool portfolio and the economic factors described above.

During the second quarter of 2003, we assessed the reasonableness of PMI’s estimate of reserves for LAE. As a result of this assessment, we decreased PMI’s LAE reserves by approximately $14 million and reduced the allocation of claim-related expenses from operating expenses to LAE. PMI’s case and incurred but not reported reserves were increased by approximately the same amount of the reduction to LAE reserves in accordance with our best estimate for loss reserves as of June 30, 2003.

PMI’s primary default data are presented in the table below.

	As of September 30,		Variance
	2003	2002
Primary loans in default	36,171	33,285	9%
Primary default rate	4.36%	3.72%	0.64	pps
Primary default rate for bulk transactions	8.95%	9.38%	(0.43	)pps
Primary default rate excluding bulk transactions	3.77%	3.09%	0.68	pps

The increase in PMI’s primary loans in default as of September 30, 2003 compared with September 30, 2002 was primarily the result of the seasoning of our 1998 to 2001 books and the condition of the U.S. economy. The increase in PMI’s primary default rate was due to an increase in primary loans in default and a decline in the number of policies in force. The default rates for bulk channel transactions at September 30, 2003 and 2002 were higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of September 30, 2003, PMI’s modified pool insurance (see Modified pool insurance below) default rate was 5.94% with 9,526 modified pool loans in default, compared to a default rate of 4.30% with 7,176 modified pool loans in default as of December 31, 2002. These increases were primarily due to the seasoning of this portfolio and the condition of the U.S. economy. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and deductibles, in some instances, reduce PMI’s potential for loss exposure on loans insured by those products. PMI’s default rate for GSE Pool (see Pool insurance below) was 3.18% with 4,054 GSE Pool loans in default compared to 1.48% with 6,250 loans in default as of December 31, 2002. The increase in default rate and the decrease in loans in default were attributable to a decline in the number of loans covered by GSE pool policies.

Total underwriting and operating expenses – Total underwriting and operating expenses reported in the current periods are comprised of (1) amortization of deferred policy acquisition costs and (2) other operating expenses. PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2003	2002		Percentage Change	2003	2002	Percentage Change
Amortization of deferred policy acquisition costs	$19.6		$19.0	3%	$58.6	$57.1	3%
Other operating expenses	18.9		11.6	63%	52.7	44.1	20%
Lease abandonment and relocation costs	—		—	—	—	9.3	—

Total underwriting and operating expenses	$38.5		$30.6	26%	$111.3	$110.5	1%

Policy acquisition costs incurred and deferred	$22.8	$	` 21.1	8%	$63.5	$57.5	10%

Policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales-related activities. These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and new insurance written, and are offset by increased efficiency resulting from the use of PMI’s electronic origination and delivery methods. Electronic delivery accounted for approximately 80% of PMI’s insurance commitments from its flow channel primary insurance during the first nine months of 2003, compared to approximately 67% during the first nine months of 2002.

Other operating expenses consist of all other costs that are not attributable to the acquisition of new policies and that are recorded as expenses when incurred. The increases in other underwriting and operating expenses in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were due largely to increases in non-deferrable payroll related costs and, to a lesser extent, the effect of an adjustment to LAE. As previously discussed, we completed an analysis of LAE during the second quarter of 2003 which resulted in a decrease to reserves for LAE and a corresponding decrease to the LAE allocation from operating expenses. The effect of this adjustment on operating results was a reduction to the allocation of operating expenses to LAE by approximately $1 million quarterly, thereby increasing other underwriting and operating expenses beginning in the second quarter of 2003.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage that are attributable to PMI Mortgage Services Co., or MSC. These costs are allocated to MSC which is reported in our Other segment, thereby reducing U.S. Mortgage Insurance Operation’s underwriting and operating expenses. Contract underwriting expense allocations were $39.7 million in the first nine months of 2003 compared to $31.1 million in the first nine months of 2002, reflecting higher mortgage origination volume and increased contract underwriting services on loans without mortgage insurance coverage.

Ratios – PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Variance		2003	2002	Variance
Loss ratio	36.5%	26.4%	10.1	pps	35.0%	24.1%	10.9	pps
Expense ratio	27.9	21.7	6.2	pps	25.8	23.9	1.9	pps

Combined ratio	64.4%	48.1%	16.3	pps	60.8%	48.0%	12.8	pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increases in the loss ratios in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were primarily driven by increases in claims payments. PMI’s expense ratio is the ratio (expressed as a percentage) of underwriting expenses to net premiums written. The increases in PMI’s expense ratios were primarily driven by increases in total underwriting and operating expenses. For the nine months ended September 30, 2002, the expense ratio included $9.3 million of expenses related to the relocation of the Company’s headquarters. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary new insurance written – The components of PMI’s primary new insurance written are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Primary new insurance written :
Primary new insurance written – flow channel	$15,747	$11,331	39%	$39,731	$32,194	23%
Primary new insurance written – bulk channel	1,766	460	284%	5,698	2,391	138%

Total primary new insurance written	$17,513	$11,791	49%	$45,429	$34,585	31%

PMI’s increases in primary new insurance written in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were driven by higher volumes of residential mortgage originations and refinance activities due to the historically low interest rate environment. As estimated by Mortgage Bankers Association of America, total U.S. residential mortgage originations during the first nine months of 2003 increased by 64% over the corresponding period in 2002 to $2.8 trillion.

Pool insurance – PMI provides pool insurance coverage to lenders and investors for risk reduction, capital relief or credit enhancement for capital market mortgage transactions. PMI offered certain pool insurance products to lenders and the GSEs (GSE Pool) prior to 2002, and to the capital markets (Old Pool) prior to 1994. GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. PMI’s pool risk in force is the aggregate of the stop loss limit of all pools less the sum of claims paid and deductibles when applicable. As of September 30, 2003, GSE Pool risk in force was $487.5 million and Old Pool risk in force was $683.8 million.

Modified pool insurance – PMI currently offers modified pool insurance products that, in addition to having a stated stop loss limit and other risk reduction features, have exposure limits on each individual loan in the pool. Modified pool insurance may be attractive to investors and lenders seeking capital relief, or a reduction of default risk beyond the protection provided by existing primary insurance, or to cover loans that do not require primary insurance. PMI wrote $64.2 million of modified pool risk during the third quarter of 2003 and $204.0 million during the first nine months of 2003, compared to $151.6 million during the third quarter of 2002 and $600.8 million during the first nine months of 2002, due to a reduction in demand by our principal customer for this product. Modified pool risk in force was $1,355.7 million at September 30, 2003 compared with $945.0 million at September 30, 2002.

Primary insurance and risk in force – Primary insurance in force and total risk in force for PMI are shown in the table below.

	As of September 30,		Percentage Change / Variance
(Dollars in millions)	2003	2002
Primary insurance in force	$104,574	$109,629	(5)%

Risk in force:
Primary risk in force	$24,472	$25,740	(5)%
Pool risk in force	2,849	2,916	(2)%

Total risk in force	$27,321	$28,656	(5)%

Policy persistency rate (Primary)	41.9%	59.4%	(17.5	)pps

The decreases in primary insurance in force and risk in force at September 30, 2003 compared to September 30, 2002 were driven by higher policy cancellations. Policy cancellations increased by 43% over the third quarter of 2002 to $16.4 billion in the third quarter of 2003, and increased by 55% over the first nine months of 2002 to $48.4 billion in the first nine months of 2003. Low mortgage interest rates in the past 12 months have resulted in heavy mortgage refinancing activity, which have caused PMI’s policy cancellations to increase and PMI’s policy persistency rate to decline. Persistency, as of any date, is the percentage of insurance policies 12 months prior to that date which remain in force on that date.

In October 2003, PMI entered into an agreement with an investor to restructure 19,570 primary insurance policies relating primarily to less-than-A quality loans (see Credit characteristics below) with an aggregate unpaid principal balance of $2.9 billion. Pursuant to the restructured coverage, in the fourth quarter of 2003, PMI and the customer cancelled the existing policy, PMI returned unearned premiums under the initial policies to the customer of approximately $6 million, and PMI issued a new policy which provides primary insurance coverage for the life of each affected loan in exchange for a single premium of approximately $114 million. Of the $114 million, approximately $5 million will be earned in the fourth quarter of 2003, with the balance earned over ten years.

Credit characteristics – PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) generally less than 620. PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. A small number of loans insured by PMI include both less-than-A quality and non-traditional characteristics. PMI generally expects higher default and delinquency rates and faster prepayment speeds for less-than-A quality loans and non-traditional loans than for PMI’s A quality and traditional loans. However, in 2002 and 2003, PMI’s less-than-A quality and non-traditional loans have exhibited slower prepayment speeds than PMI’s A quality and traditional loans as a result of the declining interest rate environment. Also in 2002 and 2003, less-than-A and non-traditional loans that resulted in claims generally had deeper coverage and, in the case of bulk loans, reached claims status more quickly than A quality and traditional loans, contributing to higher average claim amounts in PMI’s less-than-A and non-traditional portfolio.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its bulk channel and flow channel primary new insurance written and modified pool insurance written.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2003		2002		2003		2002
Less-than-A quality loan amounts and as a percentage of :
Primary new insurance written – flow channel	$1,016	6%	$1,208	11%	$2,782	7%	$3,534	11%
Primary new insurance written – bulk channel	579	33%	18	4%	2,164	38%	182	8%

Total primary new insurance written	1,595	9%	1,226	10%	4,946	11%	3,716	11%
All modified pool insurance written	39	1%	1,327	34%	202	3%	4,399	33%

Total primary and modified pool insurance written	$1,634	8%	$2,553	16%	$5,148	10%	$8,115	17%

Non-traditional loan amounts and as a percentage of :
Primary new insurance written – flow channel	$2,207	14%	$1,479	13%	$5,390	14%	$3,703	12%
Primary new insurance written – bulk channel	341	19%	256	56%	1,336	23%	914	38%

Total primary new insurance written	2,548	15%	1,735	15%	6,726	15%	4,617	13%
All modified pool insurance written	1,264	38%	724	19%	3,293	44%	1,556	12%

Total primary and modified pool insurance written	$3,812	18%	$2,459	16%	$10,019	19%	$6,173	13%

Loans that were non-traditional, less-than-A quality, or both accounted for approximately 24% of PMI’s primary risk in force at September 30, 2003 and approximately 23% at September 30, 2002. As of September 30, 2003 and 2002, less-than-A quality loans accounted for approximately 12% of PMI’s primary risk in force. As of September 30, 2003 and 2002, approximately 3% of PMI’s primary risk in force was comprised of loans with FICO scores below 575, a subset of our less-than-A quality loan portfolio. Non-traditional loans accounted for approximately 13% of PMI’s primary risk in force at September 30, 2003 and approximately 12% at September 30, 2002.

International Operations

International Operations include the results of our Australian holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and operating subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, collectively referred to as PMI Australia; our Irish subsidiaries, PMI Mortgage Insurance Company Limited and TPG Reinsurance Company Limited, collectively referred to as PMI Europe; and PMI’s Hong Kong reinsurance revenues. Reporting of financial and statistical information for international operations is subject to currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Premiums earned	$24.3	$14.8	64%	$66.9	$41.8	60%
Losses, expenses and interest	$1.1	$8.1	(86)%	$14.4	$18.5	(22)%
Net income	$23.7	$10.3	130%	$54.5	$35.4	54%

The change in foreign exchange rates from December 31, 2002 to September 30, 2003 favorably impacted our net income by $3.0 million for the third quarter of 2003 and $5.0 million for the first nine months of 2003.

PMI Australia

The table below sets forth the results of PMI Australia for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
(USD in millions)	2003	2002	Percentage Change		2003	2002	Percentage Change
Net premiums written	$34.2	$19.2	78%		$83.9	$55.5	51%

Premiums earned	$21.6	$13.4	61%		$58.7	$37.8	55%
Net investment income	8.1	5.9	37%		19.2	16.0	20%
Other income	0.1	—	—		0.4	—	—
Losses and LAE	(7.2)	2.6	(377)%		(8.6)	5.8	(248)%
Underwriting and operating expenses	7.0	5.2	35%		19.3	11.8	64%
Income taxes	8.9	3.4	162%		20.7	11.1	86%

Income before cumulative effect of a change in accounting principle	21.1	8.1	160%		46.9	25.1	87%
Cumulative effect of a change in accounting principle	—	—	—		—	7.2	—

Net income	$21.1	$8.1	160%		$46.9	$32.3	45%

Loss ratio	(33.2)%	19.1%	(52.3	)pps	(14.6)%	15.4%	(30.0	)pps
Expense ratio	20.5%	27.0%	(6.5	)pps	23.0%	8.3%	14.7	pps

The increases in PMI Australia’s net income for the third quarter and the first nine months of 2003 compared to the corresponding periods in 2002 were due primarily to decreases in losses and LAE and to increases in premiums written and earned. The reported results of PMI Australia were favorably affected by the appreciation of the Australian dollar in 2003. The average USD/AUD currency exchange rate was 0.6588 for the third quarter of 2003 and 0.6312 for the first nine months of 2003, compared to 0.5475 for the third quarter of 2002 and 0.5392 for the first nine months of 2002.

Premiums written and earned – The increases in PMI Australia’s net premiums written and premiums earned for the third quarter and the first nine months of 2003 compared to the corresponding periods in 2002 were due to growth in new business writing and the insurance portfolio attributable primarily to strong market activity and a reduction in the number of market participants underwriting mortgage insurance, and the appreciation of the Australian dollar.

Net investment income– The increases in net investment income in the third quarter and the first nine months of 2003 over the corresponding periods of 2002 were attributable to growth of the investment portfolio and currency exchange rate appreciation. PMI Australia’s investment portfolio, including cash and cash equivalents, was $555.0 million at September 30, 2003 compared to $374.6 million at September 30, 2002. The growth was driven by positive cash flows from operations and the appreciation of the Australian dollar. The pre-tax book yield under U.S. GAAP was 5.26% at September 30, 2003 compared to 5.58% at September 30, 2002. This decrease was primarily due to the downward movement in bond rates.

Losses and LAE – The decreases in losses and LAE in the third quarter and the first nine months of 2003 compared to the corresponding periods in 2002 were largely due to the reduction in loss reserves. PMI Australia has continued to experience lower levels of claim payments and declining default rates attributable primarily to the current low interest rate environment, low unemployment levels and home value appreciation. PMI Australia performed a review of loss provisioning during the third quarter of 2003 and reduced its loss reserves by $8.0 million as a result of such review. PMI Australia’s default rate at September 30, 2003 was 0.18% compared with 0.31% at September 30, 2002.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the third quarter and the first nine months of 2003 compared with the corresponding periods in 2002 were due to increases in payroll-related expenses, special project-related expenses and profit commissions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Flow insurance written	$4,980	$2,811	77%	$11,367	$8,441	35%
RMBS insurance written	2,262	1,306	73%	5,107	2,863	78%

Total primary new insurance written	$7,242	$4,117	76%	$16,474	$11,304	46%

				As of September 30,
				2003	2002
Primary insurance in force				$74,547	$50,640	47%
Primary risk in force				$68,207	$45,918	49%

The increases in primary new insurance written in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were driven by a reduction in the number of market participants that underwrite mortgage insurance, strong market activity in Australia, and the appreciation of the Australian dollar. The increases in primary insurance in force and risk in force in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were driven by the amount of new insurance written during the past 12 months and exchange rate appreciation.

PMI Europe

The following table sets forth the results of PMI Europe for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(USD in millions)	2003	2002	2003	2002
Total revenues	$1.5	$0.5	$4.5	$1.3
Net investment income	1.7	1.2	4.0	—
Losses and LAE	0.6	0.1	1.8	0.2
Underwriting and operating expenses	0.7	0.2	1.9	0.7
Income tax (benefit)	0.4	—	0.9	—

Net income	$1.5	$1.4	$3.9	$0.4

The reported results of PMI Europe were favorably affected by the appreciation of the Euro in 2003. The average USD/Euro currency exchange rate was 1.1264 for the third quarter of 2003 and 1.1128 for the first nine months of 2003, compared to 0.9841 for the third quarter of 2002 and 0.9276 for the first nine months of 2002.

The increases in premiums earned in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were attributable to continued growth in PMI Europe’s insurance portfolio over the past 12 months.

PMI Europe’s net investment income includes interest and dividend income from its investment portfolio, gains and losses on currency re-measurement, realized investment gains and losses from investment activity, and currency exchange gains and losses when investments are sold. Gains and losses on currency re-measurement represent the revaluation of assets and liabilities held by PMI Europe that are denominated in non-functional currencies into the functional currency, the Euro. PMI Europe incurred re-measurement gains of $0.1 million in the first nine months of 2003 compared to re-measurement losses of $0.6 million in the corresponding period in 2002. PMI Europe had reduced its exposure to foreign exchange re-measurement fluctuations in early 2003 by reducing the amount of investments held in currencies other than the Euro. However, in October 2003, its investments held in non-functional currencies increased by 39 million British Pound Sterling, or GPB, due to the acquisition of the U.K. lender’s mortgage insurance portfolio from Royal and Sun Alliance Insurance plc, or R&SA.

The increases in net investment income in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were primarily due to the growth of PMI Europe’s investment portfolio, driven by positive cash flows from operations and the appreciation of the Euro relative to the US dollar. PMI Europe’s investment portfolio, including cash and cash equivalents, as of September 30, 2003 was $115.2 million compared to $87.0 million as of September 30, 2002. The pre-tax book yield was 4.66% as of September 30, 2003 and 4.83% as of September 30, 2002. PMI Europe incurred net realized investment gains of $0.5 million in the first nine months of 2003 compared with $1.7 million net realized investment losses in the first nine months of 2002.

Losses and LAE increased in the third quarter and the first nine months of 2003 due to increases in reserves for losses. PMI Europe increased its loss reserves in the first nine months of 2003 as a result of additional risk associated with its new transactions. No claims were paid in the first nine months of 2003 or 2002.

The increases in underwriting and operating expenses in the third quarter and the first nine months of 2003 compared with the corresponding periods in 2002 were due primarily to an increase in staff and costs associated with expansion efforts as well as the appreciation of the Euro.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 149, which requires certain credit default swaps entered into by PMI Europe subsequent to June 30, 2003 to be accounted for as derivatives in accordance with SFAS No. 133. In accordance with SFAS No. 133, derivative financial instruments are reported on the balance sheet at fair value based on initial valuation and subsequent changes in fair value recorded in earnings. However, as required by Emerging Issues Task Force, or EITF, No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, if a credit default swap entered into by PMI Europe where the fair value can not be determined by reference to quoted market prices or current market transactions for similar contracts, the initial fair value related to derivative contracts will be deferred and recognized to earnings in proportion to the reduction of insured risk. If the fair value of derivative contracts can be determined in such a manner, initial fair value will be recognized to earnings. During the third quarter of 2003, PMI Europe entered into two transactions which required derivative accounting in accordance with SFAS No. 149, however, initial fair value gains were deferred in accordance with EITF No. 02-3. As of September 30, 2003, $3.8 million of deferred gains related to initial fair value were included in other assets. The amount recognized in earnings for the third quarter of 2003 was $20,000.

As of September 30, 2003, PMI Europe had entered into nine credit default swap-related transactions and had assumed $531.7 million of default risk on $5.9 billion of mortgages on properties in the United Kingdom, and $213.4 million of default risk on $6.9 billion of mortgages on properties in Germany. The majority of the default risk that PMI Europe has insured is rated investment grade by at least one of the international credit rating agencies. In September 2003, PMI Europe completed a German credit enhancement transaction with the assumption of approximately $25.3 million of first loss credit risk on a German residential mortgage-backed security with an aggregate residential mortgages insured amount of approximately $1.2 billion. As of September 30, 2003, PMI Europe had assumed first loss position default risk of $49.5 million.

In October 2003, PMI Europe entered into a definitive agreement to acquire the U.K. lender’s mortgage insurance portfolio from R&SA. The portfolio to be acquired consists of U.K. residential mortgage loans originated in 1993 and subsequent years. The portfolio covers approximately $15 billion of original insured principal value and approximately $2 billion of remaining exposure. R&SA will transfer all loss reserves, unearned premium reserves and central provisions associated with the portfolio to PMI Europe totaling approximately $55 million as of October 6, 2003. Included in the reserves to be transferred is approximately $42 million in unearned premiums reserve. R&SA has also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the acquired portfolio. Under the terms of the agreement, R&SA and PMI Europe have an agreement to share certain economic benefits if loss performance is better than expected. The acquisition is subject to U.K. and Irish regulatory approval, followed by U.K. court approval, which is anticipated to take approximately six to nine months, and other customary closing conditions. In connection with this transaction, TPG Reinsurance Company Limited, or TPG Re, the parent of PMI Europe, has agreed to reinsure the R&SA portfolio to be acquired on a 100% quota share basis during the period from July 1, 2003 until regulatory and court approval. PMI Europe has guaranteed TPG Re’s obligations under the reinsurance arrangement. As a result of this acquisition, PMI Europe has invested an additional 39 million in GPB-denominated investments. These investments will be subject to re-measurement risk as the functional currency for PMI Europe is the Euro. The re-measurement risk on the investment portfolio will be partially offset by approximately 14 million GPB of monetary liabilities which are also subject to re-measurement .

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
(USD in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Gross reinsurance premiums written	$1.8	$1.0	80%	$4.7	$4.6	2%
Reinsurance premiums earned	$1.2	$0.8	50%	$3.7	$2.7	37%

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation. The increase in gross reinsurance premiums written in the third quarter and the first nine months of 2003 compared with the corresponding periods in 2002 was due primarily to increases in mortgage origination activity in Hong Kong.

Title Insurance Operations

On October 27, 2003, we announced that we had entered into a definitive agreement to sell APTIC for $115 million in cash, subject to adjustment, to a subsidiary of Fidelity National Financial, or Fidelity. The transaction is subject to regulatory approvals and other customary closing conditions, and we expect it to close in the first half of 2004. As no formal plan of disposal for APTIC existed prior to September 30, 2003, the gain on this transaction was not reflected in the third quarter of 2003. We anticipate that the gain will be reflected in the fourth quarter of 2003 or first quarter of 2004, subject to the status of regulatory approvals, and treated as disposal of discontinued operations.

The following table sets forth the results of APTIC.

	Three Months Ended September 30,				Nine Months Ended September 30,
(USD in millions)	2003	2002	Percentage Change		2003	2002	Percentage Change
Premiums earned	$79.6	$63.4	26%		$210.8	$166.4	27%
Net investment income	1.2	0.6	100%		2.7	1.8	50%
Other Income	3.5	2.5	40%		9.9	6.8	46%
Losses and LAE	5.0	3.2	56%		16.2	8.3	95%
Underwriting and operating expenses	71.9	56.8	27%		190.7	151.5	26%
Income taxes	2.7	2.4	13%		5.7	5.5	4%

Net income	$4.7	$4.1	15%		$10.8	$9.7	11%

Combined ratios	92.6%	91.1%	1.5	pps	93.7%	92.3%	1.4	pps

The increases in premiums earned for the third quarter and first nine months of 2003 were attributable to increased new business writing driven by higher residential mortgage origination volume.

The increases in underwriting and operating expenses in the third quarter and first nine months of 2003 over the corresponding periods in 2002 were primarily due to increases in agency fees and commissions related to higher premiums earned. Agency commissions were $59.0 million for the third quarter of 2003 and $155.4 million for the first nine months of 2003, compared to $47.2 million for the third quarter of 2002 and $123.7 million for the first nine months of 2003.

The increases in losses and LAE in the third quarter and the first nine months of 2003 over the corresponding periods in 2002 were due primarily to increases in loss reserves. The combined ratio for our Title Insurance Operations is the ratio of total losses and operating expenses to premiums earned and other income.

Other

The results of our Other segment include other income and related operating expenses of MSC, investment income, interest expense and corporate overhead of our holding company, or The PMI Group, as well as the equity earnings (losses) in unconsolidated strategic investments except CMG. Our Other segment results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2003	2002	Percentage Change	2003	2002	Percentage Change
Equity in earnings (losses) of unconsolidated strategic investments	$(16.7)	$9.5	—	$(8.9)	$22.9	—
Other income	$11.6	$10.0	16%	$36.2	$25.2	44%
Other operating expenses	$21.7	$19.5	11%	$63.0	$53.5	18%
Lease abandonment and relocation costs	$—	$—	—	$—	$2.9	—
Net income (loss)	$(26.8)	$1.3	—	$(32.7)	$(0.6)	—

The decreases in equity earnings (losses) of unconsolidated strategic investments in the third quarter and the first nine months of 2003 compared to the corresponding periods of 2002 were due primarily to losses at Fairbanks. Equity in earnings of Fairbanks was a loss of $20.9 million in the third quarter, a decrease of $27.5 million from the corresponding period in 2002, and was a loss of $14.2 million in the first nine months of 2003, a decrease of $29.0 million from the corresponding period in 2002. The losses were largely a result of its recording aggregate expenses of approximately $55 million pre-tax in connection with the settlement of potential civil charges by the FTC and HUD, estimated costs of potential settlements of certain putative class action litigation, and estimated costs relating to certain pending state regulatory actions. Our proportionate share of such expected aggregate expenses was $19.1 million pre-tax and $17.8 million after tax. Fairbanks’ losses for the three and nine months ended September 30, 2003 were also attributable to operating losses which reflect Fairbanks’ current inability to acquire new business as a result of rating agency downgrades and the high run-off of its existing business.

On November 12, 2003, the FTC and HUD announced that they had reached a settlement of their ongoing civil investigations of Fairbanks. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. The settlement is contingent upon the entry of an order by the federal district court in Massachusetts, and the settlement will be coordinated with a related settlement of certain class action litigation (see below). The entry of the order will not be an admission by Fairbanks of any of the allegations of wrongdoing or violations of law contained in the complaint filed with the Court in connection with the settlement. We expect to guarantee or fund approximately two-thirds of Fairbanks’ obligations under a $30 million letter of credit to be obtained by Fairbanks to fund a portion of the $40 million redress fund. The letter of credit to be obtained by Fairbanks and any guarantee provided by PMI require the consent of Fairbanks’ lenders. At present, regulatory agencies in two states in which Fairbanks does a significant amount of business have indicated that, notwithstanding the proposed settlement with the FTC and HUD, they intend to require Fairbanks to refund to consumers in their respective states amounts that they allege Fairbanks had improperly collected and to enter into consent decrees regulating various aspects of Fairbanks Capital’s business. In addition, Fairbanks remains subject to a number of putative class action suits alleging violations of federal and state laws governing the activities of servicers. However, Fairbanks has entered into a settlement agreement with the plaintiffs in certain of these cases, which agreement must be approved by the Court. The settlement provides for the payment by Fairbanks of attorney’s fees and costs which are included in the $55 million of recorded aggregate expenses and a stipulation regarding its future operations. There can be no assurance that the Court will approve the settlement. We believe that Fairbanks does not currently expect to record additional expenses as a result of the settlement announced by the FTC and HUD.

We have evaluated our total investment in Fairbanks of approximately $144.6 million consisting of approximately $119.4 million book value of equity investment and $25.2 million of related party receivables as of September 30, 2003. As of September 2003, we determined that there was no other-than-temporary decline in the carrying value and, accordingly, we have not recognized an impairment charge with respect to our total investment in Fairbanks. We will continue to evaluate our investment balance for potential impairment in accordance with GAAP.

On October 14, 2003, in connection with the replacement of two Fairbanks Capital financing arrangements, we entered into a guarantee of approximately $7 million principal amount of Fairbanks Capital’s outstanding debt that matures in September 2004 together with accrued interest thereon. In accordance with Financial Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, we will determine the fair value of the guarantee, record it as a liability and increase our total investment in Fairbanks in the fourth quarter of 2003. (See “Investment Considerations” for additional discussions of these developments.)

Other income, which was generated by MSC, increased in the third quarter and the first nine months of 2003 over the corresponding periods of 2002, primarily attributable to increased contract underwriting activity in connection with higher mortgage origination and refinance volume.

Operating expenses, which were incurred by MSC and The PMI Group, increased in the third quarter and the first nine months of 2003 over the corresponding periods in 2002, due to increased contract underwriting activity and related expense allocations. Contract underwriting allocations from PMI to MSC were $39.7 million in the first nine months of 2003 compared with $31.1 million in the first nine months of 2002.

Our equity in earnings from RAM Re was $1.3 million in the third quarter of 2003 and $1.2 million in the third quarter of 2002. Our equity in earnings from RAM Re declined to $2.7 million in the first nine months of 2003 from $3.2 million in the corresponding period in 2002, due to RAM Re’s $4.1 million increase to its provisions for losses in the first quarter of 2003, following similar action taken by the primary guarantors reinsured by RAM Re in connection with securities they have guaranteed. In April 2003, we invested an additional $24.4 million in RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re, as part of a $92 million capital infusion. Our ownership percentage as a result of this capital investment did not change.

Equity in the earnings of Truman was $2.3 million and $4.5 million, respectively, for the three and nine months ended September 30, 2003 compared to $1.1 million and $4.1 million for the corresponding periods in 2002. Effective September 30, 2003, we sold our ownership interests in Truman for $6.5 million resulting in a $3.6 million pre tax realized loss. Including our initial investment in Truman, we contributed an aggregate of $13.6 million in capital to Truman and received, prior to the sale of this investment, $8.3 million in capital distributions and $6.0 million of distributed earnings.

Taxes

Our effective tax rate was 34.1% for the third quarter of 2003 and 30.1% for the first nine months of 2003, compared to 28.6% for the third quarter of 2002 and 29.1% for the first nine months of 2002. Our effective tax rate can vary for a number of reasons, including differences in the proportion of earnings taxed at lower marginal tax rates in certain foreign jurisdictions and differences in the proportion of tax-exempt earnings relative to consolidated pre-tax income. The increase in our effective tax rate for the third quarter of 2003 over the corresponding period in 2002 was due primarily to the loss recorded for Fairbanks at an effective tax benefit of 7% compared to the statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

The PMI Group’s principal sources of funds are dividends from certain subsidiaries, investment income, and funds that may be raised from time to time in the capital markets. PMI generates substantial cash flows from premiums written on its insurance business and from investment returns on its investment portfolio.

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

In October 2003, Residential Guaranty Co., one of our Arizona-domiciled insurance subsidiaries, paid approximately $8.4 million of dividends, which it was able to do without prior permission from the Arizona Department of insurance.

The laws of Florida limit the payment of dividends by APTIC to The PMI Group without the approval of the Florida Department of Insurance to, subject to certain conditions that are discussed below, the greater of (1) 10% of policyholders’ surplus derived from realized net operating profits and net realized capital gains, or (2) APTIC’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. In order to pay a dividend that falls within the limitations listed above, (1) APTIC’s policyholders’ surplus must be at least 115% of the minimum required statutory surplus after the dividend or distribution is made, (2) APTIC must file a notice with the Florida Department of Insurance at least ten business days prior to the dividend payment or distribution, or a shorter period of time as approved by the Department of Insurance on a case-by-case basis, and (3) the notice must include a certification by an officer of APTIC attesting that after payment of the dividend or distribution, APTIC will have at least 115% of the required statutory policyholders’ surplus. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to The PMI Group by APTIC. Under Florida law, APTIC would be able to pay dividends of approximately $9.0 million in 2003 without prior permission from the Florida Department of Insurance, provided that it also meets the three conditions discussed above. APTIC’s ability to pay dividends to The PMI Group is also limited by the definitive agreement we entered into to sell APTIC.

The PMI Group’s principal uses of funds are payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. The PMI Group’s available funds were $354.8 million at September 30, 2003 and $356.5 million at December 31, 2002. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy, and rating agency considerations. It is our present intention to maintain between $75 million to $100 million of liquidity at our holding company. During the first quarter of 2003, we repurchased $19.7 million of our common stock, completing a $100 million stock repurchase program authorized in 1998. In February 2003, The PMI Group’s Board of Directors authorized a new stock repurchase program in the amount of $100 million. To date, no repurchases have occurred under this authorization.

In August 2003, The PMI Group announced that it is the strategic investor in a group of investors that will acquire FGIC, together with FGIC Corporation. Our equity investment is currently estimated to be approximately $607 million. In November 2003, the Company completed the sale of 5.75 million shares of common stock and 13.8 million 5.875% equity units. The common stock offering raised approximately $220 million of gross proceeds and the equity units offering raised approximately $345 million of gross proceeds. In connection with the common stock and equity units offerings, the Company raised approximately $542 million in net proceeds and incurred approximately $23 million in related financing costs. We expect to use the net proceeds from the offerings to fund a portion of our investment in FGIC. We expect that any net proceeds not applied to that purpose will be used for working capital and general corporate purposes. We currently estimate that our FGIC-related acquisition costs will be approximately $11 million, which will be included in our investment balance and funded with the net proceeds from the offerings and other available liquid investments.

We believe that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations. As of September 30, 2003, we had on a consolidated basis $344.7 million of liquid funds in cash and cash equivalents and short-term investments to meet ongoing cash requirements. Our investment portfolios hold primarily investment grade securities comprised of readily marketable fixed income and equity securities. At September 30, 2003, the fair value of these securities in our investment portfolios that are designated as available-for-sale increased to $2.7 billion from $2.5 billion at December 31, 2002 as a result of positive cash flows from consolidated operations and unrealized gains in our portfolio, less strategic investment deployment. Our investments are recorded at fair value, and the differences between the fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Our accumulated other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses in the current period earnings and currency translation gains and losses, net of deferred taxes.

We have a bank credit line in the amount of $25.0 million with a major financial institution and there are no outstanding borrowings under the credit line. The agreement expires on December 29, 2003. This financial instrument contains certain financial covenants and restrictions, including risk-to-capital ratios and minimum capital and dividend restrictions. We are currently evaluating the adequacy of this credit line and other liquidity alternatives, and are negotiating a new facility in the range of $100 million to $150 million.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of September 30, 2003, our shareholders’ equity was $2.5 billion. Our long-term debt and other capital securities outstanding at September 30, 2003 was $471.5 million, consisting of the following:

•	$360.0 million 2.50% Senior Convertible Debentures due July 15, 2021;

•	$63.0 million 6.75% Notes due November 15, 2006; and

•	$48.5 million 8.309% Capital Securities maturing on February 1, 2027.

In addition, on November 3, 2003 we issued 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include $345 million in principal amount of senior notes, maturing on November 15, 2008, with a coupon initially of 3% per annum, and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,032,100 shares of common stock for an aggregate purchase price of $345 million. Contract adjustment payments will be made on the stated value of the equity units at a rate of 2.875% per annum.

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•	Standard & Poor’s Ratings Service, or S&P, has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A+” and a preferred stock rating of “A-”; and has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA+.” On August 4, 2003, in connection with our announcement of our participation in the proposed FGIC acquisition, S&P affirmed The PMI Group’s “A+” counterparty credit rating and PMI’s “AA+” counterparty credit and financial strength ratings. S&P’s outlook with respect to these ratings is negative.

•	Fitch Ratings, or Fitch, has assigned The PMI Group “A+” long term issuer and senior debt ratings; has assigned PMI an “AA+” insurer financial strength rating; and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A+” capital securities rating. On August 4, 2003, in connection with our announcement of our participation in the proposed FGIC acquisition, Fitch affirmed The PMI Group’s and PMI’s ratings. On August 29, 2003, Fitch downgraded The PMI Group’s long term issuer and senior debt ratings to “A+”. Fitch’s rating outlook is stable with respect to these ratings. Following the announcement of the definitive agreement to sell APTIC, Fitch placed APTIC’s “AA” insurer financial strength rating on “Rating Watch Negative.” Fitch indicated that the rating action reflects the likelihood that APTIC’s rating will be moved to Fidelity’s “A” rating upon the closing of the sale.

•	Moody’s Investors Service, or Moody’s, has assigned an “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and the 5.875% equity units and has assigned PMI an “Aa2” (stable outlook) insurance financial strength rating. On August 4, 2003, Moody’s commented on our planned FGIC investment but took no action with respect to The PMI Group or PMI’s assigned ratings or outlook.

Our consolidated reserves for losses and LAE with respect to insurance claims increased to $364.2 million as of September 30, 2003 from $350.8 million as of December 31, 2002, representing an increase of $13.4 million in gross loss reserves (excluding the effect of reinsurance). (See “Reserves for Losses and LAE” above.)

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations.

PMI’s ratio of net risk in force to statutory capital, or statutory risk-to-capital ratio, at September 30, 2003 was 10.1 to 1, compared to 11.3 to 1 at December 31, 2002 and 11.7 to 1 at September 30, 2002.

INVESTMENT CONSIDERATIONS

General economic factors have adversely affected and may continue to adversely affect PMI’s loss experience and demand for mortgage insurance.

PMI’s losses result from borrowers’ inability to continue to make mortgage payments. The amount of any loss depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. PMI’s loss experience has materially increased over the past year. For example, PMI’s primary claims paid increased 53% to 5,363 primary claims paid for the nine months ended September 30, 2003 from 3,499 primary claims paid for the nine months ended September 30, 2002 and PMI’s total losses and LAE increased 42% to $156.5 million for the nine months ended September 30, 2003 from $110.3 million for the nine months ended September 30, 2002. We believe that PMI’s loss experience has increased and could continue to materially increase as a result of one or more of the following:

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

On February 20, 2002, the Office of Federal Housing Enterprise Oversight, or OFHEO, finalized a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for Fannie Mae and Freddie Mac, or the GSEs, in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. Under the rule, which became effective in the third quarter of 2002, OFHEO tests the GSEs’ capital position every quarter. PMI has an “AA+” rating. It is not apparent at this point that the finalized rule will result in the GSEs increasing their use of either “AAA”-rated mortgage insurers instead of “AA”-rated entities or credit protection counterparties other than mortgage insurers. OFHEO can propose revisions to its risk-based capital rule at any time. In addition, as described below, legislation may be introduced in Congress which would transfer regulatory oversight of the GSEs to a new federal agency which would have the authority to adjust the GSEs’ minimum capital standards and risk-based capital requirements. Changes in the preferences of the GSEs for private mortgage insurance to other forms of credit enhancement as a result of the new OFHEO risk-based capital rule, or a tiering of mortgage insurers based on their credit rating, could adversely affect our consolidated financial condition and results of operations.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.

Alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration, or VA;

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, which is referred to as an 80/10/10 loan, rather than a first mortgage with a 90% loan-to-value ratio;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank;

•	investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage.

These alternatives, or new alternatives to private mortgage insurance that may develop, could reduce the demand for private mortgage insurance and cause our revenues and profitability to decline.

The OFHEO risk-based capital rule may allow large financial entities such as banks, financial guarantors, insurance companies and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Many of these entities have significantly more capital than we have and a few have “AAA” ratings. The ability of these companies to offer or arrange for the products described above will be dependent upon, among other things, how the OFHEO risk-based capital rule is interpreted and administered and the willingness of the GSEs to utilize such forms of credit enhancement. Our consolidated financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance.

Our revenues and profits could decline if PMI loses market share as a result of industry competition.

The principal sources of PMI’s competition include:

•	other private mortgage insurers, some of which are subsidiaries of well-capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have;

•	federal and state governmental and quasi-governmental agencies, principally the FHA and the VA; and

•	mortgage lenders that choose not to insure against borrower default, self-insure through affiliates or offer residential mortgage products that do not require mortgage insurance, such as so-called 80/10/10 loans.

If PMI is unable to compete successfully, our business will suffer.

Legislation and regulatory changes, including changes impacting the GSEs, could reduce demand for private mortgage insurance, which could harm our business.

In September 2003, Senator Richard Shelby, Chairman of the Senate Banking Committee, and Representative Michael Oxley, Chairman of the House Financial Services Committee, jointly announced their intentions to begin drafting legislation relating to the regulatory oversight of the GSEs. Under certain proposals, regulatory oversight of the GSEs would be conducted by a new federal agency that would be given authority to adjust the GSEs’ minimum capital standards as well as their risk-based capital requirements. We do not know what form, if any, such legislation will take or if it will be enacted.

In addition, increases in the maximum loan amount or other features of the FHA mortgage insurance program can reduce the demand for private mortgage insurance. Legislative and regulatory changes have caused, and may cause in the future, demand for private mortgage insurance to decrease and this could harm our consolidated financial condition and results of operations.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for approximately 42% of PMI’s premiums earned in the first nine months of 2003. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. The loss of a significant customer, through the use of self-insurance, other types of credit enhancement or otherwise, could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

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

The GSEs, mortgage lenders and PMI jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the parties. In 1999, a coalition of financial services and housing-related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, formed FM Watch (renamed FM Policy Focus), a lobbying organization that supports federal oversight of the GSEs. The GSEs in turn have criticized the activities of FM Policy Focus. These activities could polarize Fannie Mae, Freddie Mac and members of FM Policy Focus as well as PMI’s customers and us. As a result of any such polarization, PMI’s relationships with large mortgage lenders could limit PMI’s ability to do business with the GSEs. Conversely, PMI’s relationships with the GSEs could limit PMI’s opportunities to do business with some mortgage lenders. Either of these outcomes could harm our consolidated financial condition and results of operations.

The institution of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae is in the process of revising its approval requirements for mortgage insurers, including PMI. We have been in discussions with Fannie Mae about its proposed guidelines, and we anticipate that the new requirements may be finalized in the near term to be effective at a later date. The guidelines as proposed would cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, allow for other approved types of insurers rated below “AA”, give Fannie Mae the right to purchase mortgage insurance from other than approved mortgage insurers, and provide it with increased rights to revise the eligibility standards of insurers. We do not know what form the eligibility guidelines will ultimately take, or whether or when any new guidelines will be issued.

HUD’s proposed RESPA reform regulation, if implemented in its current form, could harm our profitability.

The U.S. Housing and Urban Development Department, or HUD, has proposed the Real Estate Settlement Procedures Act of 1974, or RESPA, Proposed Rule to Simplify and Improve the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers, or RESPA Rule, which if implemented as proposed would, among other things, give lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. To promote the use of a GMP, qualifying packages would be entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance and title insurance are included in the package to the extent an upfront premium is charged. This could encompass some, but not all, of the policies written and the premiums charged by a mortgage insurer or a title insurer with respect to a single loan. Inclusion in the package could cause settlement service providers, such as mortgage insurers and title insurers, to experience reductions in the prices of their services or products, which could harm our profitability. The public comment period on the proposed RESPA Rule terminated on October 28, 2002. The Mortgage Insurance Companies of America submitted comments on behalf of the mortgage insurance industry, including PMI. The American Land Title Association, the trade association for title insurers, also submitted comments on behalf of its members, including our title insurance company American Pioneer Title Insurance Company. We do not know what form, if any, the final rule will ultimately take.

Mortgage lenders increasingly require PMI to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive reinsurance companies, which reduces PMI’s net premiums written.

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

PMI’s primary insurance and modified pool insurance written includes less-than-A quality loans and non-traditional loans. Loans that were non-traditional, of less-than-A quality, or both accounted for approximately 24% of PMI’s primary risk in force at September 30, 2003 and 23% at September 30, 2002. The credit quality, loss development and persistency on these loans can vary significantly from PMI’s traditional A quality loan business. For example, PMI’s primary bulk portfolio is experiencing higher delinquency and claims rates, and higher average claims paid amounts, than PMI’s primary flow portfolios due, in part, to the higher concentration of less-than-A quality and non-traditional loans in the bulk portfolio. We expect that PMI will continue to experience higher default rates for less-than-A quality and non-traditional loans than for its A quality loans. We cannot be sure that this book of business will generate the same returns as PMI’s standard business or that the premiums that PMI charges on less-than-A quality loans and non-traditional loans will adequately offset the associated risk.

PMI’s primary risk in force consists of mortgage loans with high loan-to-value ratios, which generally result in more claims than mortgage loans with lower loan-to-value ratios.

At September 30, 2003, approximately:

•	38% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90% but less than or equal to 95%, which we refer to as 95s. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made. In our experience, 95s have higher claims frequency rates than mortgages with loan-to-value ratios greater than 85% but less than or equal to 90%, which we refer to as 90s.

•	7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 95% but less than or equal to 97%, which we refer to as 97s. In our experience, 97s have higher claims frequency rates than 95s. PMI also insures mortgages with loan-to-value ratios greater than 97%, which we believe have claims frequency rates higher than 97s. 7% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 97%.

•	10% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, although ARMs have lower initial interest rates, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole.

The concentration of PMI’s primary insurance in force in relatively few states could increase claims and losses and harm our financial performance.

In addition to being affected by nationwide economic conditions, we could be particularly affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of September 30, 2003, 9.9% of PMI’s primary risk in force was located in California, 9.1% was located in Florida and 6.9% was located in Texas. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas because mortgages in areas experiencing appreciation of home values are less likely to require mortgage insurance at the time of refinancing than are mortgages in areas experiencing limited or no appreciation of home values.

PMI delegates underwriting authority to mortgage lenders that may cause PMI to insure unacceptably risky mortgage loans, which could increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program. Once a mortgage lender is accepted into PMI’s delegated underwriting program, that mortgage lender may determine whether mortgage loans meet PMI’s program guidelines and may commit us to issue mortgage insurance. We expect PMI to continue offering delegated underwriting to approved lenders and may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, PMI may not refuse to insure, or rescind coverage on, that loan even if it reevaluates that loan’s risk profile or the lender fails to follow PMI’s delegated underwriting guidelines, except in very limited circumstances. Therefore, an approved lender could cause PMI to insure mortgage loans with unacceptable risk profiles prior to PMI’s termination of the lender’s delegated underwriting authority. One of the limited circumstances in which PMI may rescind coverage includes the discovery of fraud in the origination of the loan. PMI investigates potentially fraudulent loans and as a result of these investigations could rescind coverage. Investigations and rescissions by PMI could negatively impact PMI’s customer relationships.

If we fail to properly underwrite mortgage loans under PMI’s contract underwriting services, we may be required to assume the cost of repurchasing those loans. In addition, we may not be able to recruit a sufficient number of qualified underwriting personnel.

PMI Mortgage Services Co., or MSC, provides contract underwriting services for a fee. These services help PMI’s customers improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting to us. As a part of the contract underwriting services, MSC provides monetary and other remedies to its customers in the event that it fails to properly underwrite a mortgage loan. Such remedies may include:

•	the purchase of additional mortgage insurance;

•	assumption of some or all of the costs of repurchasing insured and uninsured loans from the GSEs and other investors; or

•	the indemnification of customers in the event that the loans default for various reasons, including, but not limited to, underwriting errors.

Generally, the scope of these remedies is in addition to those contained in PMI’s master policies. Worsening economic conditions or other factors that could continue to increase PMI’s default rate could also cause the number and severity of the remedies that must be offered to increase. Such an increase could have a material effect on our financial condition or results of operations. There are limitations on the number of available underwriting personnel, and there is heavy price competition among mortgage insurance companies. MSC’s inability to recruit and maintain a sufficient number of qualified underwriters or any significant increase in the cost we incur to satisfy MSC’s underwriting services obligations could harm our consolidated financial condition and results of operations.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies. As of September 30, 2003, approximately 94% of PMI’s primary risk in force was written after December 31, 1997. As a result, we believe PMI’s loss experience may increase as PMI’s policies continue to age. If the claim frequency, which is the percentage of loans insured that have resulted in a paid claim, on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations would be harmed.

Our loss reserves may be insufficient to cover claims paid and loss-related expenses incurred.

We establish loss reserves to recognize the liability for unpaid losses related to insurance in force on mortgages that are in default. These loss reserves are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs, including legal and other fees, of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments, which may be material, resulting from these reviews are reflected in our consolidated results of operations. Our reserves may not be adequate to cover ultimate loss development on incurred defaults. Our consolidated financial condition and results of operations could be harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

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

PMI’s claims-paying ability is currently rated “AA+” (“Excellent”) by S&P, “Aa2” (“Excellent”) by Moody’s, and “AA+” (“Very Strong”) by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies. These ratings are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including:

•	underwriting or investment losses;

•	the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements;

•	other adverse developments in PMI’s financial condition or results of operations; or

•	changes in the views of rating agencies of our risk profile or of the mortgage insurance industry.

If PMI’s claims-paying ability rating falls below “AA-” from S&P or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, may not purchase mortgages insured by PMI, which could seriously harm our consolidated financial condition and results of operations. On May 1, 2003, S&P affirmed PMI’s rating but changed the outlook to “Negative” due to concerns expressed by S&P related to our investment in Fairbanks. On June 23, 2003, S&P reaffirmed PMI’s rating and outlook. On July 8, 2003, S&P revised its outlook on the U.S. mortgage insurance industry from “Stable” to “Negative”. On August 4, 2003, S&P affirmed PMI’s “AA+” financial strength rating while maintaining a “Negative” outlook. In January 2003, Fitch announced that it had revised its rating outlook for the U.S. private mortgage insurance industry from “Stable” to “Negative”, due to a variety of factors affecting the industry’s long-term fundamentals. Fitch currently maintains a “Stable” rating outlook on all eight U.S. private mortgage insurers, including PMI, but it has stated that it may change some insurers’ rating outlooks to “Negative” in 2003. On August 4, 2003, Fitch affirmed PMI’s ratings and maintained a “Stable” outlook with respect to PMI’s rating.

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

Other factors affecting PMI’s risk-to-capital ratio include:

•	our credit agreement in the amount of $25.0 million with Bank of America;

•	capital requirements necessary to maintain our credit ratings and PMI’s claims-paying ability ratings; and

•	limitations under the runoff support agreement with Allstate Insurance Company, which prohibit PMI from paying any dividends if, after the payment of the dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1.

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

We are a holding company and conduct all of our business operations through our subsidiaries. Our principal sources of funds are dividends from our subsidiaries, investment income and funds that may be raised from time to time in the capital markets. Factors that may affect our ability to maintain and meet our capital and liquidity needs include:

•	the level and severity of claims experienced by our insurance subsidiaries;

•	the performance of the financial markets;

•	standards and factors used by various credit rating agencies;

•	financial covenants in our credit agreements; and

•	standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

Any significant change in these factors could prevent us from being able to maintain the capital resources required to meet our business needs and could affect our ability to pay dividends to our shareholders.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have subsidiaries in Australia and Europe. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include:

•	the need for regulatory and third party approvals;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest rate volatility in a variety of countries;

•	unexpected changes in foreign regulations and laws;

•	the burdens of complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations;

•	potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries;

•	the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations;

•	the loss of one or more significant customers; and

•	natural disasters and other events (e.g., toxic contamination) that would damage properties and that could precipitate borrower default.

The performance of our unconsolidated strategic investments such as Fairbanks could harm our consolidated financial results.

We have made significant investments in the equity securities of several privately-held companies, including Fairbanks, which is the parent company of Fairbanks Capital, a third-party servicer of single-family residential mortgages specializing in the resolution of nonperforming, subperforming, subprime, Alternative A and home equity loans, and RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda.

Fairbanks and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. Our investments in our unconsolidated strategic investments together with CMG Mortgage Insurance Company totaled $287.8 million as of September 30, 2003, compared to $256.9 as of September 30, 2002. Our equity in earnings of these unconsolidated strategic investments was a $14.2 million loss in the third quarter of 2003 and $2.9 million in income in the first nine months of 2003 compared with $11.3 million in income in the third quarter of 2002 and $30.9 million in income in the first nine months of 2002. Although our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of claims-paying ability ratings by rating agencies, we may make additional strategic investments in the future.

The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. In addition, we have limited ability to control these companies and, accordingly, may be unable to take actions unilaterally to avoid or mitigate those risks. As of September 30, 2003, our investment balance in Fairbanks was approximately $119.4 million and we had approximately $25.2 million in subordinated participation interests and advances to Fairbanks. On October 14, 2003, in connection with the replacement of two Fairbanks Capital financing arrangements, we entered into a guarantee of approximately $7 million principal amount of Fairbanks Capital’s outstanding debt that matures in September 2004 together with accrued interest thereon.

Furthermore, on November 12, 2003, the FTC and HUD announced that they had reached a settlement of their ongoing civil investigations of Fairbanks. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. We expect to guarantee or fund approximately two-thirds of Fairbanks’ obligations under a $30 million letter of credit to be obtained by Fairbanks to fund a portion of the $40 million redress fund. Our investment, participation interests and advances, and any amounts paid by us under any guarantee, could become impaired or uncollectible as a result of the risks involving Fairbanks described below, which would harm our consolidated financial condition and results of operations.

RAM Re is also subject to various risks. For example, RAM Re could be harmed by a downgrade or withdrawal of its claims-paying ratings by one or more of the rating agencies or by failing to establish itself as a significant market participant since it is currently the smallest of the financial guaranty reinsurers.

Investigations by the FTC and by other regulatory agencies into Fairbanks’ activities and private litigation involving Fairbanks could harm Fairbanks’ business and adversely affect our investment in Fairbanks.

On November 12, 2003, the FTC and HUD announced that they had reached a settlement of their ongoing civil investigations of Fairbanks. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. The settlement is contingent upon the entry of an order by the federal district court in Massachusetts, and the settlement will be coordinated with a related settlement of certain class action litigation (see below). There can be no assurance that the Court will approve the settlement. The FTC staff has indicated that the FTC will file an enforcement action against Fairbanks if a settlement is not implemented by the Court. Fairbanks’ financial condition and results of operations will be negatively impacted as a result of the FTC settlement or any enforcement action.

In March 2003, Senator Barbara Mikulski requested that HUD initiate a criminal investigation into Fairbanks Capital’s servicing practices. Senator Paul Sarbanes also asked HUD to review Fairbanks Capital’s servicing practices. HUD initiated, in conjunction with the Department of Justice, a criminal investigation of Fairbanks’ business practices. The HUD investigation has concluded. The Department of Justice may still be investigating Fairbanks’ business practices. We are not able to predict at this time whether or not a criminal investigation will lead to a criminal indictment of Fairbanks. Due to the impact a criminal indictment could have on Fairbanks’ business, such an indictment could have a material adverse effect on Fairbanks and, therefore, on our investment in Fairbanks.

In March 2003, Senator Sarbanes asked the GSEs to investigate possible predatory servicing practices at Fairbanks Capital. In June 2003, Fannie Mae reported in a letter to Senator Sarbanes that Fannie Mae had found certain business practices at Fairbanks Capital to be out of compliance with a servicing agreement between the parties. Fairbanks Capital and Fannie Mae have agreed that Fairbanks Capital will not service any new Fannie Mae-owned loans without the approval of Fannie Mae.

Fairbanks and Fairbanks Capital are also subject to state regulatory actions concerning its servicing activities. At present, regulatory agencies in two states in which Fairbanks Capital does a significant amount of business have indicated that, notwithstanding the settlement by Fairbanks with the FTC and HUD, they intend to require Fairbanks Capital to refund to consumers in their respective states amounts that they allege Fairbanks Capital had improperly collected and to enter into consent decrees regulating various aspects of Fairbanks Capital’s business. Other states could also seek to require such refunds or consent decrees. In the event that Fairbanks is unable to resolve the issues with the state regulatory agencies, those regulatory agencies may bring administrative or other actions against Fairbanks or Fairbanks Capital seeking to require such refunds and, potentially, monetary penalties or revocation of Fairbanks Capital’s license to conduct its business in such states.

Fairbanks and Fairbanks Capital are subject to private litigation, including a number of putative class action suits, alleging violations of federal and state laws governing the activities of servicers. We expect that as a result of the publicity surrounding lending and servicing practices, Fairbanks Capital may be subject to other putative class action suits in the future. Regulatory actions and putative class actions have generated negative publicity for Fairbanks Capital which has caused and may continue to cause Fairbanks Capital to suffer losses in its customer base. Fairbanks has entered into a settlement agreement with the plaintiffs in certain of these cases, which agreement must be approved by the Court. The settlement provides for the payment by Fairbanks of attorney’s fees and costs and a stipulation regarding its future operations. There can be no assurance that the Court will approve the settlement. Fairbanks’ financial condition and results of operations could be negatively impacted as a result of any such settlement. In addition, PMI has been named as a defendant in several actions relating to the practices of Fairbanks. With the exception of one consolidated and one presently unconsolidated action in California, the actions in which PMI has been named as a defendant have been dismissed without prejudice or settled by Fairbanks Capital. If the Fairbanks Capital settlement of the class action litigation described above is effected, that settlement will also include a release of PMI. PMI could be named as a defendant in additional actions with respect to Fairbanks in the future.

Our investment in Fairbanks, and consequently our consolidated financial results, could be negatively impacted by the ultimate resolution of the state regulatory actions, the class action litigation, and/or pending FTC and HUD actions involving Fairbanks and Fairbanks Capital. Fairbanks has recorded aggregate expenses of $55 million (before tax) in connection with the settlement of civil charges by the FTC and HUD described above and related estimated costs in connection with that settlement, the estimated costs of settlements of certain of the putative class action litigation and the estimated costs relating to certain pending state regulatory actions. If the FTC/HUD settlement is not implemented, the class action settlements are not finalized, or Fairbanks Capital is required to make significant payments as a result of state regulatory proceedings, Fairbanks’ ultimate expenses could be materially higher. Our proportionate share of the expenses recorded by Fairbanks ($17.8 million after tax based on Fairbanks’ recorded aggregate expenses) has reduced our equity from earnings with respect to Fairbanks for the third quarter of 2003.

If the FTC initiates an action against us relating to the activities of Fairbanks, our business could suffer.

The settlement by the FTC and HUD of proposed civil charges against Fairbanks includes a release by the FTC and HUD in favor of us and our employees who served as directors of Fairbanks relating to the claims and conduct alleged or that could have been alleged in the FTC and HUD actions with respect to Fairbanks’ loan servicing practices. In the event that the settlement is not implemented by the Court, or if the settlement is implemented and is subsequently overturned on appeal, the FTC may choose to bring an action against us. If that occurs, we cannot provide assurance as to the outcome of the action. In addition, the filing of an FTC action against us could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business. Any action brought against us by the FTC with respect to its investigation of the practices of Fairbanks could seriously harm our consolidated financial position and results of operations.

Fairbanks Capital has undergone ratings downgrades that have adversely affected its business, and any future downgrade could seriously harm Fairbanks and the value of our investment in Fairbanks.

The rating agencies have announced several ratings downgrades involving Fairbanks Capital:

•	On May 1, 2003, S&P announced a downgrade in its residential subprime and residential special loan servicer ranking for Fairbanks Capital from “Strong” to “Below Average” as of April 30, 2003, with a stable outlook.

•	On May 5, 2003, Moody’s downgraded Fairbanks Capital’s ratings for Primary Servicer of residential subprime mortgage loans and for Special Servicer from SQ1 (“Strong”) to SQ4 (“Below Average”).

•	On May 13, 2003, Fitch downgraded Fairbanks Capital’s residential primary servicer rating for subprime, Alt-A and Home Equity from RPS1 to RPS2 and its special servicer rating from RSS1 to RSS2.

•	On June 17, 2003, Fitch downgraded Fairbanks Capital’s residential primary servicer rating to RPS3- and its special servicer rating to RSS3.

•	On July 9, 2003, Fitch downgraded eleven asset-backed tranches of securities supported by mortgage loans serviced by Fairbanks Capital, citing credit problems associated with the mortgage loans, and affirmed ratings on 381 asset-backed tranches supported by mortgage loans serviced by Fairbanks Capital.

•	On October 8, 2003, Fitch revised its rating watch on Fairbanks Capital to “Negative” from “Evolving” for its RPS3- subprime and home equity loans, RPS3 servicer rating for Alt-A and its RSS3 special rating, pending Fitch’s determination of the impact of recent changes to Fairbanks Capital’s processes regarding the reconciliation of property values used in its net present value model.

As a result of Fairbanks Capital’s ratings downgrades, and unless and until there are upgrades in these ratings, Fairbanks Capital is no longer qualified to be named as a primary servicer on future residential mortgage-backed securities, or RMBS, transactions rated by Moody’s or S&P. Fairbanks Capital may serve as a subservicer on these rated transactions under certain circumstances. Future negative rating agency actions could also negatively impact Fairbanks and could have a material adverse effect on Fairbanks. For example, negative rating agency actions in the future could trigger an event of default under Fairbanks Capital’s existing financing arrangements. As a result of the recent developments discussed above, Fairbanks Capital’s ability to continue to service its existing servicing portfolios and to acquire new portfolios is uncertain. Losses in Fairbank’s existing customer base due to rating agency actions or otherwise would have an adverse effect on Fairbanks and our investment in Fairbanks.

Fairbanks Capital is highly leveraged and, if it were to lose access to, or default on, its debt facilities, Fairbanks might be unable to fund its operations or pay its debts as they come due.

Fairbanks Capital is highly leveraged and dependent upon debt facilities with lenders to make servicing and delinquency advances in the regular course of its business, and for other business purposes. If Fairbanks Capital were to lose access to debt facilities for any reason, Fairbanks Capital would be unable to continue funding its operations or pay its debts as they become due. In addition, an event of default under one or more of Fairbanks Capital’s significant debt facilities could accelerate Fairbanks Capital’s obligation to repay amounts outstanding under its debt facilities and could cause Fairbanks Capital to lose access to funding, either of which could prevent Fairbanks Capital from continuing to operate. If Fairbanks Capital were to cease operations, the value of our investment in Fairbanks would be seriously harmed and we might be required to write off our entire investment in Fairbanks. In addition, a $30 million letter of credit that Fairbanks must obtain pursuant to the FTC/HUD settlement and any guarantee provided by PMI require the consent of Fairbanks’ lenders. There can be no assurance that Fairbanks will obtain such consent or obtain such consent on satisfactory terms. The inability of Fairbanks to obtain the lenders’ consent would have a material adverse effect on Fairbanks and our investment in Fairbanks. We have evaluated our total investment in Fairbanks of approximately $144.6 million as of September 30, 2003 and have not recognized an impairment charge with respect to our investment. Developments in the status of Fairbanks’ negotiations with its lenders, as well as developments with respect to regulatory and litigation matters involving Fairbanks and Fairbanks’ business prospects generally, could require us to recognize an impairment charge with respect to our investment in Fairbanks in the future.

Our unconsolidated strategic investments could also be harmed by interest rate volatility, the loss of key personnel and their failure to execute future business plans.

We do not control the companies in which we strategically invest. Accordingly, we are dependent upon the management of each of those companies to independently operate their businesses. We may never realize any return on these investments, they may generate significant operating losses, and we may suffer a complete loss of these investments as a result of interest rate volatility or other factors, which could materially and adversely affect our consolidated financial condition and results of operations. For example, Fairbanks Capital could be harmed by a devaluation of its servicing portfolio resulting from changes in interest rates.

If we are unable to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors, our business and financial performance could be significantly harmed.

Participants in the mortgage lending and mortgage insurance industries increasingly rely on e-commerce and other technology to provide and expand their products and services. An increasing number of our customers require that we provide our products and services electronically via the Internet or electronic data transmission, and the percentage of our new insurance written delivered electronically is increasing. We expect this trend to continue, and accordingly, we believe that it is essential that we continue to invest substantial resources in maintaining electronic connectivity with our customers and, more generally, in e-commerce and technology. Our business may suffer if we do not keep pace with the technological demands of our customers and the technological capabilities of our competitors.

While we are protesting assessments we received in 2002 and 2003, and intend to protest any future assessment we may receive, from the California Franchise Tax Board, we cannot provide assurance as to the ultimate outcome of these protests.

We received notices of assessment from the California Franchise Tax Board, or FTB, for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by a holding company from its insurance company subsidiaries in determining California taxable income of the holding company, for the tax years ending on or after December 1, 1997. As of September 30, 2003, we had $4.4 million of reserve relating to the assessments for the years 1997 through 2000. We could be subject to additional assessments relating to years after 2000. We have not reserved amounts for years after 2000. While we are protesting the assessments we have received, we cannot provide assurance as to the ultimate outcome of this matter.

An adverse outcome of litigation against PMI regarding the Fair Credit Reporting Act could harm our consolidated financial position and results of operations.

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at less than PMI’s “best available rate”. The action alleges that the federal Fair Credit Reporting Act, or FCRA, requires a notice to borrowers of “adverse action” and that PMI has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys’ fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief. PMI intends to vigorously defend all claims. However, we cannot provide assurance that the outcome of the litigation will not materially affect our consolidated financial position or results of operations.

An adverse outcome of litigation against APTIC could harm our consolidated financial position and results of operations.

In September 2003, an action against our wholly-owned title insurance company, American Pioneer Title Insurance Company, or APTIC, was filed in Florida state court seeking certification of a statewide class of consumers. The plaintiffs allege that, under Florida laws and regulations applicable to title insurance companies, APTIC was required to but failed to disclose to the plaintiffs that they were entitled to a reduced fee on the title insurance policies purchased by plaintiffs in connection with refinancings of their mortgages. The action seeks, among other things, damages in at least an amount equal to the difference between the rate that plaintiffs were charged and the rate to which plaintiffs allege they were entitled. The action also seeks declaratory and injunctive relief. APTIC is also subject to a lawsuit in New York alleging similar claims, and may be subject to similar lawsuits in the future. APTIC intends to vigorously defend these claims. We are in the preliminary stages of assessing the Florida litigation, and we cannot provide assurance that the outcome of this or any similar litigation will not materially and adversely affect our consolidated financial position or results of operations.

We cannot be sure that the regulatory approvals necessary to complete the proposed strategic investment in FGIC Corporation will be obtained, that necessary rating confirmations by the rating agencies will be obtained or that the other conditions to closing of the investment will be satisfied.

Completion of the acquisition of FGIC Corporation is conditioned upon the receipt of specified regulatory authorizations, including the expiration or termination of the applicable waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the New York State Insurance Department. The Hart-Scott-Rodino waiting period has expired. In addition, completion of the acquisition of FGIC Corporation is conditioned upon the receipt of confirmation of the ratings of FGIC Corporation, FGIC, The PMI Group and PMI by the rating agencies. The ability to obtain regulatory approvals and rating agency confirmations may be affected by a variety of factors, many of which are difficult to predict, including developments in our business, financial condition and prospects; regulatory actions or litigation involving us; and the view of regulatory authorities and rating agencies regarding The PMI Group and its co-investors, FGIC and the effects of the proposed investment. The requirement for these approvals and confirmations could significantly delay the completion of the acquisition. We cannot be sure that these approvals or confirmations will be obtained or that the other required conditions to closing of the acquisition will be satisfied. Even if all these approvals or confirmations are obtained, we cannot provide assurance as to the terms, conditions and timing of the approvals or confirmations or that they will satisfy the terms of the acquisition agreement. In addition, we have raised net proceeds of $542 million through our common equity and equity units offerings to fund a portion of our proposed investment in FGIC. In the event that the acquisition is not completed, we will not be able to apply these funds to their intended uses.

We may be unable to realize the benefits we currently anticipate from the proposed strategic investment.

We expect that the proposed strategic investment in FGIC Corporation will result in benefits to our U.S., Australian and European mortgage insurance businesses and FGIC’s financial guaranty business. Among other things, we expect that these businesses will engage in cross-collaboration efforts that will allow us to offer our customers in these markets an array of first, second and remote loss products. We cannot be sure that we will be able to achieve the benefits that we currently expect. Any arrangements between us or any of our subsidiaries and FGIC are subject to the prior reasonable approval of specified co-investors in FGIC and must be on arm’s-length bases. In addition, our customers may continue to purchase products and services from multiple providers, and not ascribe any value to our ability to provide comprehensive credit enhancement solutions.

If the proposed investment in FGIC Corporation is completed, our rights to increase, maintain or dispose of our investment in FGIC will be subject to limitations.

In connection with our proposed investment in FGIC Corporation, we entered into a stockholders agreement with our co-investors. The stockholders agreement contains a number of limitations on our and our co-investors’ ability to increase, maintain or dispose of common stock of FGIC Corporation.

Under the agreement, we have agreed to the following limitations, among others:

•	We will not be permitted to transfer our shares in FGIC Corporation until preferred securities issued to a GECC subsidiary, or the securities into which they have been converted, have been redeemed in full or cease to be outstanding. In addition, we will not be able to transfer our shares until the earlier of the fifth anniversary of closing or the time that FGIC Corporation effects a public offering of its common stock in which the aggregate offering price is at least $100 million, which is called a qualified public offering.

•	Following the fifth anniversary of closing but prior to a qualified public offering, we and our co-investors may not sell shares of FGIC Corporation common stock without first offering to sell those shares to FGIC Corporation and the other co-investors.

•	After the fifth anniversary of the closing but prior to a qualified public offering, specified co-investors will be entitled to cause us to sell all of our shares of FGIC Corporation to a third party, so long as those co-investors own at least 40% of the then outstanding FGIC Corporation common stock (other than any shares issued in private offerings following closing). Even following a qualified public offering, those co-investors will have this right so long as they continue to hold FGIC Corporation equity securities representing at least 85% of their respective original equity securities and at least 25% of the outstanding shares of common stock (other than any shares issued in private offerings following the closing). These drag-along rights are subject to the right of first offer described above.

•	Prior to a qualified public offering, we may not purchase any shares offered to us by specified co-investors under the right of first offer described above to the extent that the purchase would cause us to own more than 49% of the outstanding common stock of FGIC Corporation. In addition, following the qualified public offering, we may not purchase any additional shares of FGIC Corporation common stock until the earlier of the fifth anniversary of the qualified public offering and the date that those specified co-investors cease to hold a specified percentage of FGIC Corporation equity securities. Finally, so long as specified co-investors own any FGIC Corporation equity securities, we may not purchase or sell any FGIC Corporation common stock if the purchase or sale would reasonably be expected to result in a downgrade of the then current financial strength ratings of FGIC Corporation or FGIC.

We will not control FGIC or FGIC Corporation following our investment, and a significant portion of our anticipated consolidated net income following the acquisition will be dependent on management of those entities.

If the acquisition is completed, we will own approximately 42% of the outstanding common stock of FGIC Corporation. In addition, under a stockholders agreement we have entered into with our co-investors, we will only have the ability to appoint five directors to FGIC Corporation’s initial 14-member board of directors. Accordingly, we will not be able to control FGIC or FGIC Corporation and will be dependent on their management to independently operate their businesses. In addition, FGIC’s business is subject to a number of risks and because we will not control FGIC we may be unable to take actions to avoid or mitigate those risks. Any return on our investment may be significantly less than we expect, FGIC and FGIC Corporation may generate significant operating losses and we may suffer a complete loss of our investment, which could materially and adversely affect our consolidated financial condition and results of operations.

Completion of the FGIC investment will result in our having employed a significant portion of our borrowing capacity and having significantly increased our leverage. Accordingly, we may not be able to raise significant amounts of capital in the near term without the use of equity.

As an insurance company, our ability to borrow money is constrained by a number of factors, including, among others, the impact of borrowings on our ratings. In November, 2003, we offered and sold equity units which consist in part of $345 million aggregate principal amount of our 3.0% senior notes due November 15, 2008. As a result of the equity units offering, we have used a significant portion of our borrowing capacity and have significantly increased our leverage. As a result, among other things, we may be limited in our ability to raise significant amounts of capital in the near future, in the event that we need to do so, without the use of equity. Future issuances of our common stock may adversely affect our stock price. In addition, the degree to which we are leveraged will limit our ability to obtain financing for working capital, acquisitions or other purposes.

If we complete the proposed acquisition of a strategic investment in FGIC Corporation, we expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business. Accordingly, we will be subject to various risks and uncertainties associated with the financial guaranty business.

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

•	The ability of a triple-A rated financial guarantor to compete is heavily dependent on maintaining such ratings. We cannot be sure that FGIC or FGIC Corporation will be able to maintain their respective ratings. FGIC’s ability to compete with other triple-A rated financial guarantors and otherwise to engage in its business as currently conducted, and FGIC Corporation’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in its ratings or the announcement of a potential reduction or change in outlook.

•	FGIC is subject to extensive competition from other monoline financial guaranty insurance companies, other providers of third party credit enhancement and alternative transaction structures and executions that do not use financial guaranty insurance. We cannot be sure that FGIC will be able to continue to compete effectively in its current markets or in any markets or asset classes into which it expands.

•	The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or municipal or asset-backed obligations or markets, including changes in tax laws, could adversely affect FGIC’s business.

•	FGIC establishes specific reserves for the net present value of estimated losses on particular insured obligations when, in management’s opinion, the likelihood of a future loss is probable and the amount of the ultimate loss that FGIC expects to incur can be reasonably estimated. FGIC also maintains other reserves in order to account for losses inherent in its insured mortgage-backed securities portfolio which have occurred but not been identified. Although FGIC’s loss reserves are regularly reviewed and updated, they are necessarily based on estimates and subjective judgments about the outcome of future events. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established, either of which could adversely affect FGIC’s consolidated results of operations or financial condition.

•	Demand for financial guaranty insurance is dependent upon many factors beyond FGIC’s control. Among other things, demand may decrease as a result of lower interest rates which are accompanied by a narrower spread between triple-A insured and lower-rated uninsured obligations. Also, the perceived financial strength of financial guaranty insurers generally affects demand, and a ratings downgrade for any major financial guaranty insurer or the industry generally would adversely affect demand for financial guaranty insurance.

•	Any expansion by FGIC into other markets and other asset classes will entail risks associated with engaging in new business lines, including, among others, the challenges in attracting and retaining employees with relevant experience and establishing name recognition in new markets and obtaining new experience in those markets and asset classes, as well as the risk that FGIC may not appropriately price insurance written in new business lines to compensate for the associated risk.

•	Terrorism and other hostilities may adversely impact the ratings of specific obligations insured by FGIC, and could lead to a significantly higher rate of default for those obligations, either of which could materially harm FGIC’s business.

•	FGIC’s success significantly depends on the services and performance of its management personnel. If FGIC is unable to identify, attract or retain key personnel, or it loses the services of members of its senior management, or fails to replace management personnel with comparable individuals as needed, its business could suffer.

•	FGIC relies on a limited number of financial guaranty reinsurance companies to increase capacity to write insurance for certain obligations. If sufficient financial guaranty reinsurance capacity is not available to FGIC in the future, FGIC’s ability to expand its business could be constrained. In addition, a significant credit quality event involving one or more of FGIC’s financial guaranty reinsurers could harm FGIC’s consolidated financial condition or results of operations.

•	FGIC’s insurance portfolio contains concentrations of sellers, servicers and obligors, some of which are significant. An adverse event with respect to one or more of these concentrations could result in disproportionate and significant losses to FGIC and could harm FGIC’s consolidated financial position and results of operations.

If any of the above risks actually occur, our consolidated financial condition and results of operations could suffer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The fair value of investments in our portfolio is interest rate sensitive and is subject to change based on interest rate movements. A 100 basis points increase in interest rates would result in a 5.3% decrease in the value of our fixed income investment portfolio, while a 100 basis points decrease in interest rates would result in a 4.0% increase in the value of our fixed income investment portfolio.. These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates. At September 30, 2003, $2.5 billion of the $2.7 billion total investment portfolio was in fixed-income securities, including municipal bonds, U.S. government bonds, corporate bonds and preferred stock. The effective duration of our fixed-income investment portfolio was 4.3 years at September 30, 2003, and we do not expect to recognize any adverse impact to our consolidated income or cash flows based on the above projection.

As of September 30, 2003, $555.0 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.6801 U.S. dollars at September 30, 2003 compared to 0.5616 at December 31, 2002. As of September 30, 2003, $115.2 million of our invested assets were held by PMI Europe and were predominantly denominated in Euros. The value of the Euro appreciated relative to the U.S. dollar to 1.1656 U.S. dollars at September 30, 2003 compared to 1.0492 at December 31, 2002. As a result of the acquisition of the R&SA portfolio in the U.K. in October 2003, PMI Europe has invested an additional 39 million in British Pound Sterling, or GBP, denominated investments. These investments will be subject to re-measurement risk as the functional currency for PMI Europe is the Euro. The re-measurement risk on the 39 million GBP investments will be partially offset by monetary liabilities which are also subject to re-measurement.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 12, 2003, the FTC and HUD announced that they had reached a settlement of their ongoing civil investigations of Fairbanks. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. The settlement is contingent upon the entry of an order by the federal district court in Massachusetts, and the settlement will be coordinated with a related settlement of certain class action litigation. Fairbanks has entered into a settlement agreement with plaintiffs in certain of the putative class action suits pending against it. The settlement agreement must be approved by the court and provides for the payment by Fairbanks of attorney’s fees and costs and a stipulation regarding its future operations.

In September 2003, an action against our wholly-owned title insurance company, American Pioneer Title Insurance Company, or APTIC, was filed in Florida state court seeking certification of a statewide class of consumers. The plaintiffs allege that, under Florida laws and regulations applicable to title insurance companies, APTIC was required to but failed to disclose to the plaintiffs that they were entitled to a reduced fee on the title insurance policies purchased by plaintiffs in connection with refinancings of their mortgages. The action seeks, among other things, damages in at least an amount equal to the difference between the rate that plaintiffs were charged and the rate to which plaintiffs allege they were entitled. The action also seeks declaratory and injunctive relief. APTIC is also subject to a lawsuit in New York alleging similar claims, and may be subject to similar lawsuits in the future. APTIC intends to vigorously defend these claims. We are in the preliminary stages of assessing the Florida litigation, and we cannot provide assurance that the outcome of this or any similar litigation will not materially and adversely affect our consolidated financial position or results of operations.

The appeal in Baynham, et al. v. PMI, arising from PMI’s earlier settlement of a class action in the 11th Federal Circuit in Georgia, has been dismissed after a settlement among the plaintiffs and certain objectors in the class action. As a result of dismissal of the appeal, the settlement in the underlying class action is now expected to proceed. We have previously disclosed the terms of the settlement in our annual report on Form 10-K for the year ended December 31, 2002. PMI has taken charges in 2000, 2001 and 2002 in the amount of its estimated contribution to the settlement of the underlying class action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibits listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)	Reports on Form 8-K:

(i)	On July 31, 2003, we furnished the SEC, pursuant to Regulation FD, a report on Form 8-K under Item 9 relating to our consolidated financial results for the quarter ended June 30, 2003.

(ii)	On August 6, 2003, we filed with the SEC a report on Form 8-K under Items 5, 7 and 9 relating to our participation as the strategic investor in a group that will acquire the holding company for FGIC from GECC.

(iii)	On October 22, 2003, we furnished the SEC a report on Form 8-K under Item 12 relating to our consolidated financial results for the quarter ended September 30, 2003.

(iv)	On October 22, 2003, we filed with the SEC a report on Form 8-K under Item 5 relating to our consolidated financial results for the quarter ended September 30, 2003.

(v)	On October 27, 2003, we filed with the SEC a report on Form 8-K under Items 5 and 7 relating to the sale of APTIC.

(vi)	On October 28, 2003, we filed with the SEC a report on Form 8-K under Item 5 relating to Fairbanks.

(vii)	On October 31, 2003, we filed with the SEC a report on Form 8-K under Item 7 relating to our securities offerings in connection with our Registration Statement on Form S-3 (File No. 333-107747), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 14, 2003	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and
Chief Financial Officer

November 14, 2003	/s/ Brian P. Shea
Brian P. Shea
Vice President, Controller and
Assistant Secretary
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.28*	Stockholders’ Agreement, dated as of August 3, 2003.

10.29*	Equity Commitment Letter, dated as of August 3, 2003.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.

*	Incorporated by reference to our current report on Form 8-K, filed with the SEC on August 6, 2003.