Form 10-K
period 2003-12-31
PMI GROUP INC
filed 2004-03-15
CIK 935724

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13664

THE PMI GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	3003 Oak Road Walnut Creek, California 94597	94-3199675
(State of Incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

(925) 658-7878

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange Pacific Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Corporate Units	New York Stock Exchange

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

The market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2003 was $2,371,655,002 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of registrant’s common stock, as of close of business on February 27, 2004: 95,461,912

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Items 10 through 14 of Part III.

Cautionary Statement Regarding Forward-Looking Statements

Statements we make or incorporate by reference in this and other documents filed with the Securities and Exchange Commission that are not historical facts, that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, or that relate to future plans, events or performance are “forward-looking statements” within the meaning of the federal securities laws. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. Forward-looking statements involve a number of risks or uncertainties including, but not limited to, the Risk Factors addressed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7. Other risks are referred to from time to time in our periodic filings with the Securities and Exchange Commission. All of our forward-looking statements are qualified by and should be read in conjunction with our risk disclosures. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

A.	Overview of Operations—The PMI Group, Inc.

The PMI Group, Inc. is an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets.

Our U.S. mortgage insurance operations generated 80% of our consolidated revenues and 82% of our consolidated net income in 2003. Our primary operating subsidiary, PMI Mortgage Insurance Co., or PMI, is a leading U.S. residential mortgage insurer. Residential mortgage insurance protects lenders and investors against potential losses in the event of borrower default. Its insurer financial strength is currently rated “AA+” (“Excellent”) with a negative outlook by Standard & Poor’s, or S&P, “Aa2” (“Excellent”) with a stable outlook by Moody’s Investors Service, or Moody’s, and “AA+” (“Very Strong”) with a stable outlook by Fitch Ratings, or Fitch.

Our international operations offer mortgage insurance and other credit enhancement products. Through our Australian subsidiaries, we believe we were one of the leading providers of mortgage insurance in Australia and New Zealand in 2003. Our Irish subsidiary, headquartered in Dublin, Ireland, offers mortgage insurance and mortgage credit enhancement products throughout Europe. PMI also reinsures residential mortgage insurance in Hong Kong.

On December 18, 2003, we became the lead investor in FGIC Corporation, an insurance holding company whose subsidiary, Financial Guaranty Insurance Company, or FGIC, is primarily engaged in the business of providing financial guaranty insurance for municipal bonds and asset-backed securities. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda.

In the United States, we offer title insurance through our subsidiary, American Pioneer Title Insurance Company, or APTIC, and we participate in the mortgage loan servicing markets through a strategic investment. On October 27, 2003, we announced that we had entered into a definitive agreement to sell APTIC for $115 million in cash, subject to post-closing adjustments.

Our consolidated net income was $299.4 million for the year ended December 31, 2003. As of December 31, 2003, our consolidated total assets were $4.8 billion, including our investment portfolio of $2.8 billion as of that date. Our consolidated shareholders’ equity was $2.8 billion as of December 31, 2003. See Item 8. Financial Statements and Supplementary Data—Note 20. Business Segments, for financial information regarding our business segments. S&P has assigned us “A+” counterparty credit and senior unsecured debt ratings (negative outlook), Fitch has assigned us “A+” long term issuer and senior debt ratings (stable outlook), and Moody’s has assigned us an “A1” senior unsecured debt rating (stable outlook).

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

Residential mortgage insurance facilitates the sale of low down-payment mortgages in the mortgage capital markets and expands homeownership opportunities by enabling borrowers to buy homes with down-payments of less than 20%. PMI provides primary mortgage insurance, or primary insurance, and pool mortgage insurance, or pool insurance, against losses in the event of borrower default. PMI’s mortgage insurance products are purchased by lenders and investors, including Fannie Mae and Freddie Mac, or the GSEs, and the Federal Home Loan

Banks, seeking protection against default risk, capital relief or credit enhancement for mortgage transactions in the capital markets. PMI is licensed in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. PMI is incorporated in Arizona and headquartered in Walnut Creek, California.

1.	Products

Primary Insurance

Primary insurance provides mortgage default protection to lenders and investors on individual loans at specified coverage percentages. PMI’s obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on the defaulted loan, which includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan’s default and property foreclosure. In lieu of paying the coverage percentage of the loss amount on a defaulted loan, PMI may pay the loss amount and take title to the mortgaged property.

PMI’s primary new insurance written, or NIW, for the year ended December 31, 2003 was $57.3 billion. PMI’s primary insurance in force and primary risk in force at December 31, 2003 were $105.2 billion and $24.7 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount equal to the product of each individual insured mortgage loan’s current principal balance multiplied by the loan’s specified primary insurance coverage percentage.

PMI acquires primary insurance on a loan-by-loan basis (flow channel) and in bulk transactions (bulk channel). While their terms vary, bulk transactions generally involve bidding upon and, if successful, insuring a large group of loans on agreed terms. Some bulk transactions contain a risk-sharing component under which the insured shares in losses. Bulk transactions may involve loans that will be securitized, and in these instances, PMI may be asked to provide “down to” insurance coverage sufficient to reduce the insured’s exposure on each loan down to a percentage of the property value selected by the insured. PMI issued approximately $7 billion of primary insurance through the bulk channel in 2003, which accounted for approximately 12% of PMI’s NIW for 2003. In 2002, approximately 7% of PMI’s NIW was acquired through the bulk channel.

Premium payments may be paid to PMI on a monthly, annual or single premium basis. Monthly payment plans represented 91% of NIW in 2003 and 95% of NIW in 2002. As of December 31, 2003, monthly plans represented 92% of PMI’s primary risk in force. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount, or the value of the property has increased significantly.

Generally, mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. Similarly, PMI may not cancel mortgage insurance coverage except for events of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to PMI’s flow channel, the insured, the holder of the loan, or the loan’s mortgage servicer may generally cancel mortgage insurance coverage at any time. The GSEs’ guidelines generally provide that a borrower’s written request to cancel mortgage insurance should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions.

The GSEs are the predominant purchasers of conventional mortgage loans in the United States, providing a direct link between mortgage origination and the capital markets. The GSEs may purchase conventional mortgages with high ratios of the original loan amount to the value of the property, or LTVs, only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. However, if the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required to be held by the lender, and thus, the lender’s cost of doing business may be adversely affected. Consequently, lenders tend to originate loans that can be sold in the secondary market utilizing mortgage insurance from insurers deemed eligible by the GSEs. Lenders that purchase private mortgage insurance in connection with the sale of loans to the GSEs must comply with the GSEs’ mortgage insurance coverage percentage requirements. The GSEs have some discretion to increase or decrease the amount of mortgage insurance coverage they require on loans, provided that minimum charter requirements are met. PMI is a GSE-authorized mortgage insurer.

Pool Insurance

Traditional Pool Insurance.    Prior to 2002, PMI offered “traditional” pool insurance, which covers the entire loss on a defaulted mortgage loan that exceeds the claim payment under any primary insurance coverage, up to a stated aggregate loss limit, or stop loss limit, for all of the loans in a pool. PMI offered traditional pool insurance primarily to two different customer segments: lenders and the GSEs (GSE Pool), and capital market participants (Old Pool).

Modified Pool Insurance.    PMI offers modified pool insurance products that, in addition to having stop loss limits and other risk reduction features, have exposure limits on each individual loan in the pool. To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage and to other mortgage capital markets participants. PMI issued all of its modified pool insurance through bulk-type transactions between 2001 and 2003.

Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

Captive Reinsurance

Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies, or captive reinsurers, affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to the captive reinsurers. PMI’s captive reinsurance agreements primarily provide for excess-of-loss reinsurance, under which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with a captive reinsurer and retains the remaining risk above the second loss layer up to the maximum coverage level. PMI is also a party to two quota share captive reinsurance agreements under which the captive reinsurer assumes a pro rata share of all losses in return for a pro rata share of the premiums collected. We believe that captive reinsurance provides PMI with an additional means by which to manage its portfolio risk and enhance capital efficiency.

In 2003, the percentages of primary NIW, primary insurance in force and total primary risk in force subject to captive reinsurance agreements increased. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, U.S. Mortgage Insurance Operations, Premiums written and earned. These increases were driven by heavy refinance activity and a higher percentage of NIW generated by lenders with captive reinsurance programs. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s premiums earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

Other Risk-Sharing Products

In addition to captive reinsurance, PMI offers other risk-sharing products, including layered co-insurance, a primary insurance program under which the insured retains liability for losses between certain levels of aggregate losses. PMI also offers various products designed for, and in cooperation with, the GSEs and lenders that involve some aspect of risk-sharing.

Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates, or CMG, offer mortgage insurance for loans originated by credit unions. CMG is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation, or CMIC. CMIC is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG. At December 31, 2003, CMG had $12.6 billion of primary insurance in force. CMG’s financial results are reported in PMI’s financial statements under the equity method of accounting in accordance with generally accepted accounting principles in the United States, or GAAP. CMG’s operating results are not included in PMI’s results shown in Part I of this Report on Form 10-K, unless otherwise noted.

Under the terms of the restated joint venture agreement effective as of June 1, 2003, CMIC has the right on September 8, 2015, or earlier under certain limited conditions, to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI’s interest in CMG for an amount equal to the then current fair market value of PMI’s interest. PMI and CMIC have also entered into a capital support agreement for the benefit of CMG in order to maintain CMG’s claims-paying ability rating at “AA-” by S&P and “AA” by Fitch. CMG is a GSE-authorized mortgage insurer.

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

U.S. and State Government Agencies

PMI and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration, or FHA, and to a lesser degree, the Veterans Administration, or VA. The following table shows the relative mortgage insurance market share of FHA/VA and private mortgage insurers over the past five years.

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2003	2002	2001	2000	1999
FHA/VA	36.4%	35.6%	37.3%	41.4%	47.6%
Private Mortgage Insurance	63.6	64.4	62.7	58.6	52.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source: FHA, VA, Mortgage Insurance Companies of America and Inside Mortgage Finance.

Effective January 1, 2004, the U.S. Housing and Urban Development Department, or HUD, in accordance with its index, increased the maximum single-family loan amount that the FHA can insure to $290,319 in high-cost areas. While there is no maximum VA loan amount, lenders will generally limit VA loans to $240,000. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure. Increases in the amount that these agencies can insure could cause future demand for private mortgage insurance to decrease.

Federal Home Loan Banks.    The Federal Home Loan Banks, or FHLBs, purchase single-family conforming mortgage loans originated by participating member institutions. Purchases of secondary mortgage loans by participating FHLBs increased in 2002 and 2003. Although the FHLBs are not required to purchase insurance for mortgage loans, they currently use mortgage insurance on substantially all mortgage loans with an LTV above 80% and have become a source of increasing new business for PMI. Any expansion of the FHLBs’ ability to use, or increased use of, alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm our financial condition and results of operations.

Fannie Mae and Freddie Mac—The GSEs

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. The GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage, as well as programs that provide for the restructuring of existing mortgage insurance with reduced amounts of primary insurance coverage and the addition of pool insurance coverage. In the past, Freddie Mac stated that it would pursue a permanent charter amendment allowing it to utilize alternative forms of default risk protection or otherwise forego the use of private mortgage insurance on higher LTV mortgages.

Mortgage Lenders

PMI and other private mortgage insurers compete with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high LTV mortgage loans rather than obtain insurance for such risk. Certain lenders originate mortgages that have a first mortgage lien with an LTV of 80%, a 10% second mortgage lien, and 10% of the purchase price from the borrower’s funds, or an 80/10/10. This 80/10/10 product and other similar products have reduced the available market for primary insurance. These products also compete with mortgage insurance as an alternative for lenders selling loans in the mortgage capital markets. PMI believes that the use of 80/10/10 loans increased significantly in 2003 and 2002 due primarily to the narrower differential in banks’ interest rates for the second mortgage lien in those years, and may continue to increase in the future.

3.	Customers

PMI’s customers are primarily mortgage lenders, savings institutions, commercial banks and investors, including the GSEs, the FHLBs, and other capital market participants. As the beneficiary under PMI’s master policies is the owner of the insured loan, the purchaser of that loan is entitled to the policy benefits. The GSEs, as the predominant purchasers of conventional mortgage loans in the U.S., are the beneficiaries of a substantial majority of PMI’s mortgage insurance coverage.

In 2003, PMI’s top ten customers generated approximately 42% of PMI’s premiums earned compared to approximately 44% in 2002.

4.	Business Composition

Persistency; Policy Cancellations

Historically, a significant percentage of PMI’s premiums earned has been generated from insurance policies written in previous years. Consequently, the length of time that insurance remains in force is a key determinant of PMI’s revenues and earnings. Lower interest rates beginning in 2001 have resulted in heavy mortgage refinance activity, causing PMI’s policy cancellations to increase and thereby negatively impacting earned premiums. For example, calendar year 2003 exhibited the lowest average interest rate in the period 1993 to 2003 and was the third consecutive year of declines in those rates. PMI’s persistency rate for its entire primary portfolio decreased to 44.6% at December 31, 2003 from 62.0% at December 31, 2001. The persistency rate is the percentage of primary insurance policies at the beginning of a 12-month period that remains in force at the end of that period.

The following table shows average annual mortgage interest rates and PMI’s primary portfolio persistency rates from 1993 to 2003.

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Average Annual Mortgage Interest Rate*	7.3%	8.4%	7.9%	7.8%	7.6%	6.9%	7.4%	8.1%	7.0%	6.5%	5.8%
Persistency Rate**	70%	83.6%	86.4%	83.3%	80.8%	68.0%	71.9%	80.3%	62.0%	56.2%	44.6%

*	Average annual thirty year fixed mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.
**	Annual persistency rate for calendar year based upon PMI’s entire primary insurance in force.

The declining interest rate environment in the last three years has been a major factor in shortening the length of time our primary insurance in force has remained in effect. The cumulative percentages of primary loans in force for policy years 2000 through 2003 are lower than for comparably aged policy years in the 1993 through 1999 period.

PMI’s Risk in Force.    PMI’s primary risk in force was $24.7 billion as of December 31, 2003 and $25.2 billion as of December 31, 2002. The composition of PMI’s primary and pool risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	As of December 31,
	2003	2002	2001	2000	1999
Primary Risk in Force (in percentages)*
LTV:
Above 97s	8.6%	2.8%	0.7%	0.1%	—
97s	7.4	6.9	5.6	5.5	4.9%
95s	37.6	41.3	43.1	45.7	46.8
90s	37.0	39.0	39.9	39.8	42.2

Loan Type:
Fixed	90.4%	90.9%	90.3%	90.5%	92.7%
ARM	9.6	9.2	9.7	9.5	7.3

Mortgage Term:
25 years and under	7.9%	7.3%	6.2%	5.1%	6.0%
Over 25 years and up to 30 years	91.9	92.4	93.6	94.5	93.6
Over 30 years	0.3	0.3	0.3	0.4	0.4

Property Type:
Single-family detached	85.8%	87.6%	88.6%	88.8%	88.9%
Condominium, townhouse, cooperative	10.0	8.5	8.0	8.2	8.5
Multi-family dwelling and other	4.2	3.9	3.4	3.0	2.6

Occupancy Status:
Primary residence	94.8%	95.6%	96.3%	97.2%	98.0%
Second home	2.2	1.8	1.6	1.5	1.2
Non-owner occupied	3.0	2.6	2.2	1.3	0.8

Loan Amount:
$100,000 or less	21.9%	23.6%	24.3%	23.2%	24.0%
Over $100,000 and up to $250,000	63.4	64.6	65.8	68.2	68.6
Over $250,000	14.8	11.9	9.8	8.6	7.4
GSE conforming loans**	93.9%	92.9%	91.5%	N/A	N/A
GSE non-conforming**	6.1	7.1	8.6	N/A	N/A

Less-than-A Quality	11.9%	11.9%	11.6%	N/A	N/A

Non-Traditional	13.8%	12.8%	12.4%	N/A	N/A

Pool Risk in Force (in millions)
GSE Pool	$485.3	$794.1	$801.3	$785.6	$681.2
Old Pool	656.8	863.8	1,114.1	1,295.4	1,407.8
Modified Pool	1,390.9	1,159.6	414.5	15.9	N/A
Other Traditional Pool	252.2	310.1	211.6	153.6	102.9

*	Due to rounding, the sums of the percentages may not total 100%.
**	GSE conforming loans are loans with principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. In 2003, the maximum single-family principal balance loan limit generally was $322,700.

•	High LTV Loans. LTV is the ratio of the original loan amount to the value of the property. In PMI’s experience, 95s, mortgages with LTVs between 90.01% and 95.00%, have higher claims frequencies than those of 90s, mortgages with LTVs between 85.01% and 90.00%. PMI believes that loans with LTVs higher than 95% have higher risk characteristics than 95s.

•	Fixed v. Adjustable Rate Mortgages. Based on PMI’s experience, the claims frequency of adjustable rate mortgages, or ARMs, is generally higher than on fixed rate loans.

•	Less-than-A Quality and Non-Traditional Loans. PMI insures less-than-A quality loans and non-traditional loans through its primary flow and bulk channels, as well as through its modified pool products. PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) generally less than 620. PMI considers a loan to be non- traditional if it does not conform to GSE loan size limits or if it includes certain other characteristics such as reduced documentation of the borrower’s income, deposit information and/or employment. In 2003, 3% of all modified pool insurance written was of less-than-A quality and 55% was non-traditional. Nearly all of the non-traditional modified pool insurance written in 2003 was classified as such because of reduced documentation for the underlying loans and not because of any particular credit characteristic.

The following table shows PMI’s primary risk in force by FICO score as of December 31, 2003, 2002 and 2001:

	Percentage of Primary Risk in Force by FICO Score as of December 31,
	2003	2002	2001
FICO Score:
Less than 575	3.3%	3.3%	3.4%
575—619	8.6	8.7	8.1
620—679	32.7	30.8	28.9
680—719	23.2	23.2	23.2
720 and above	30.5	32.2	34.5
Unreported	1.7	1.9	1.8

We expect higher default rates and claim payment rates for high LTV loans, ARMs, less-than-A quality loans and non-traditional loans. PMI offers pre- and post-purchase borrower counseling to borrowers with high LTV loans in an effort to reduce the risk of default on those loans. PMI also believes that the structure of its modified pool products mitigates the risk of loss to PMI from the less-than-A quality loans and non-traditional loans insured by those products. PMI incorporates its assumptions into its pricing. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans.

5.	Sales and Product Development

PMI employs a sales force located throughout the country to sell its products and provide services to lenders located throughout the United States. PMI’s sales force receives compensation comprised of a base salary and incentive compensation tied to performance objectives. PMI’s product development department has primary responsibility for advertising, sales materials and the creation of new products and services.

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

PMI’s underwriting guidelines are based, in part, on several statistical models that PMI employs to predict default and to measure performance as well as capital requirements. The pmiAURASM System, a proprietary system developed by PMI, includes economic and demographic information and assigns a risk score corresponding to the predicted likelihood of an insurance policy going to claim.

Underwriting Process

To obtain mortgage insurance on a specific mortgage loan, a customer typically submits an application and supporting documentation to PMI. If the loan is approved for mortgage insurance, PMI issues a certificate of insurance to the customer. During the last several years, advances in technology have enabled PMI to offer its customers the option of electronic submission of applications and electronic receipt of insurance commitments and certificates. In 2003, 80% of PMI’s primary insurance commitments (excluding bulk transactions) were issued electronically, compared to 69% in 2002. PMI expects the use of electronic delivery mechanisms by customers to continue to increase.

Delegated Underwriting.    More than 60% of PMI’s flow NIW is underwritten pursuant to a delegated underwriting program that allows approved lenders, subject to routine audit by PMI, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance. If a lender participating in the program commits PMI to insure a loan that fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions, such as a failure to meet maximum LTV criteria. Delegated underwriting enables PMI to meet mortgage lenders’ demands for immediate insurance coverage of certain loans. Delegated underwriting has become standard industry practice. PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans.

Non-Delegated Underwriting.    Customers that are not approved to participate in the delegated program generally must submit to PMI an application for each loan, supported by various documents. Verifications of the borrower’s employment, income and funds needed for the loan closing are required in addition to other documents, unless the loan is submitted by a lender that has been approved to participate in PMI’s Quick Application Program. This program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders’ files on loans submitted under this program. Currently, PMI performs non-delegated underwriting on less than 5% of all insured loans.

Bulk Primary and Modified Pool Transactions.    Bulk primary insurance and modified pool insurance transactions generally involve PMI bidding for a customer’s delivery to PMI of a portfolio of loans that have been previously underwritten and closed under one or more loan programs. PMI evaluates each transaction on a loan-by-loan basis and as a portfolio. In the loan-by-loan review, PMI analyzes the characteristics of each loan and compares them to forecasts of performance generated by proprietary performance and pricing models. In the portfolio review, PMI analyzes the diversity and the aggregate risk characteristics of the portfolio as a whole. PMI also reviews the risks and potential mitigating factors inherent in the proposed coverage structure, which may include, among other things, coverage limits, stop loss limits, or deductibles.

In some cases, PMI provides commitments for the future delivery of bulk primary or modified pool transactions. The same processes described above are used to review an indicative portfolio of loans. PMI’s commitments are contingent upon a loan-by-loan review of the actual loans delivered and allow for adjustments if the characteristics of the actual delivery vary from those of the indicative portfolio.

Contract Underwriting

Contract underwriting services are provided by PMI’s wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC enables customers to improve the efficiency and quality of their operations by outsourcing all or part of their mortgage loan underwriting. MSC provides contract underwriting services for mortgage loans for which PMI provides mortgage insurance and for mortgage loans for which PMI does not provide insurance. MSC also performs the contract underwriting activities of CMG.

As a part of its contract underwriting services, MSC provides to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC fails to properly underwrite a mortgage loan. MSC paid $13.1 million in contract underwriting remedies in 2003, compared to $6.5 million in 2002. Worsening economic conditions or other factors that could lead to increases in PMI’s primary insurance default rate could also cause the number and magnitude of the remedies that must be offered by MSC to further increase. Such an increase could have a material adverse effect on our consolidated financial condition and results of operations.

New policies processed by MSC contract underwriters represented 25% of PMI’s NIW in 2003, compared to 30% in 2002. PMI anticipates that loans underwritten by MSC will continue to make up a significant percentage of PMI’s NIW and that contract underwriting will remain the preferred method among many mortgage lenders for processing loan applications. The number of contract underwriters deployed by us is related to the volume of mortgage originations and/or refinancing.

7.	Affordable Housing

Expanding homeownership opportunities for low- and moderate-income individuals and communities is an important priority of PMI. PMI’s approach to affordable lending is to develop products and services that assist responsible borrowers who may not qualify for mortgage loans under traditional underwriting practices. These products and services do not accommodate borrowers who have failed to manage their affairs responsibly; rather they seek to identify those home buyers who have met or will meet their obligations in a timely and conscientious manner. The beneficiaries of these programs have included recent immigrants who have not established traditional credit histories, borrowers not accustomed to using traditional savings institutions, borrowers with less than five percent for a down-payment, and home buyers who, although consistently employed, lack the stability traditionally associated with having a single employer due to the nature of their employment.

To further promote affordable housing, PMI has entered into risk-sharing agreements or “layered co-insurance” with certain institutional lenders, Native American tribes and housing authorities. Layered co-insurance is utilized primarily by financial institutions to meet Community Reinvestment Act lending goals and by Native American tribes and housing authorities to provide homeownership opportunities to traditionally underserved populations. Under such agreements, the mortgage insurance is structured so that financial responsibility is shared between the lender, Native American tribe or housing authority, and PMI.

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

Defaults

PMI’s claim process begins with notification by the insured to PMI of a default on an insured loan. “Default” is defined in PMI’s master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. In most cases, defaults are reported earlier. PMI’s insureds typically report defaults within approximately 60 days of the initial default. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result, in most cases, in a claim to PMI.

Primary defaults.    Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s risk in force. Default rates are shown by region based on location of the underlying property.

	Primary Default Rates by Region as of the Year Ended December 31,
	2003	2002	2001
Region
Pacific(1)	3.18%	3.35%	2.67%
New England(2)	3.23	2.75	1.50
Northeast(3)	4.52	4.13	3.07
South Central(4)	4.56	4.06	2.75
Mid-Atlantic(5)	3.30	3.22	2.50
Great Lakes(6)	6.50	5.72	3.47
Southeast(7)	5.00	4.77	3.09
North Central(8)	4.30	4.07	2.76
Plains(9)	4.04	3.75	2.67
Total Portfolio	4.53	4.18	2.86

(1)	Includes California, Hawaii, Nevada, Oregon and Washington.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of PMI’s Primary Risk in Force as of December 31,	PMI’s Default Rates for Top Ten States by Primary Risk in Force(1)
		Default Rate as of December 31,
	2003	2003	2002	2001	2000	1999
California	9.3%	3.08%	3.20%	2.56%	2.26%	2.59%
Florida	9.2	3.89	4.15	3.03	2.91	3.00
Texas	7.0	5.02	4.27	2.86	2.13	2.06
Illinois	4.8	4.55	4.39	3.46	2.60	2.03
Georgia	4.8	5.99	5.13	3.11	2.31	1.95
New York	4.1	4.52	4.35	3.22	2.94	2.85
Washington	4.1	3.51	3.39	2.72	1.75	1.62
Ohio	3.5	6.86	5.80	3.57	2.63	2.01
Pennsylvania	3.4	4.64	4.21	3.11	2.47	2.64
North Carolina	3.0	6.18	5.91	3.33	1.95	1.81

(1)	Top ten states as determined by primary risk in force as of December 31, 2003.

Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based on PMI’s experience, the majority of claims on traditional primary insurance loans occur in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Primary insurance written from the period of January 1, 1997 through December 31, 2001 represented 23% of PMI’s primary insurance in force at December 31, 2003. This portion of PMI’s book of business is in its expected peak claim period with respect to traditional primary loans. We believe that loans in PMI’s less-than-A quality and non-traditional primary book will have earlier incidences of default than loans in PMI’s traditional book. Loans in PMI’s non-traditional primary book generally begin to peak 18 to 22 months after origination.

The following table sets forth the dispersion of PMI’s primary insurance in force and risk in force as of December 31, 2003, by year of policy origination and average annual mortgage interest rate since PMI began operations in 1972.

	Insurance and Risk in Force by Policy Year and Average Coupon Rate
	Average Rate(1)	Primary Insurance in Force	Percent of Total	Primary Risk in Force	Percent of Total
		(In thousands)		(In thousands)
Policy Year
1972-1992	9.3%	$629,594	0.6%	$129,390	0.5%
1993	7.3	917,599	0.9	189,218	0.8
1994	8.4	860,102	0.8	186,970	0.8
1995	7.9	672,872	0.6	177,970	0.7
1996	7.8	968,645	0.9	262,617	1.1
1997	7.6	1,012,097	1.0	273,482	1.1
1998	6.9	3,203,998	3.1	822,760	3.3
1999	7.4	4,126,019	3.9	1,046,685	4.2
2000	8.1	3,193,947	3.0	738,213	3.0
2001	7.0	12,589,057	12.0	2,881,614	11.7
2002	6.5	24,882,271	23.6	5,830,326	23.6
2003	5.8	52,184,526	49.6	12,129,103	49.2

Total Portfolio		$105,240,727	100.0%	$24,668,348	100.0%

(1)	Average annual mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

Pool defaults. The number of pool loans PMI insured steadily decreased during 2003, primarily due to heavy mortgage refinance activity. Accordingly, the number of outstanding delinquent loans decreased in 2003. In 2003, pool claims paid represented approximately 9% of PMI’s total claims paid.

Claims and Policy Servicing

Primary insurance claims paid by PMI in 2003 increased to $175.0 million from $99.8 million in 2002. Pool insurance claims paid by PMI in 2003 (excluding Old Pool) increased to $17.2 million from $10.0 million in 2002. Old Pool claims paid by PMI in 2003 decreased to $0.1 million from $0.6 million in 2002.

The frequency of defaults is not directly proportional to the number of claims PMI receives. This is because the rate at which defaults cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether an uncured default leads to a claim principally depends on the borrower’s equity in the underlying property at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the likelihood of a defaulted loan being reinstated is minimal, PMI works with the servicer of the loan for a possible loan workout or early disposal of the underlying property. Property dispositions typically result in savings to PMI over the percentage coverage amount payable under PMI’s master policies.

Within 60 days after a primary insurance claim and supporting documentation have been filed, PMI has the option of:

•	paying the coverage percentage specified in the certificate of insurance multiplied by the loss amount;

•	in the event the property is sold pursuant to an agreement made prior to or during the 60-day period after the claim is filed, which we refer to as a prearranged sale, paying the lesser of (1) 100% of the loss amount less the proceeds of sale of the property or (2) the coverage percentage multiplied by the loss amount; or

•	paying 100% of the claim amount in exchange for the insured’s conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired under this option are included on PMI’s balance sheet in other assets as residential properties from claim settlements, also referred to as real estate owned, or REO.

While PMI attempts to choose the claim settlement option which best mitigates the amount of its claim payment, PMI generally settles by paying the coverage percentage multiplied by the loss amount. In 2003 and 2002, PMI settled 23% and 22%, respectively, of the primary insurance claims processed for payment on the basis of a prearranged sale. In 2003 and 2002, PMI exercised the option to acquire the property on approximately 8% and 7%, respectively, of the primary claims processed for payment. At December 31, 2003, PMI owned $37.0 million of REO valued at the lower of cost or estimated realizable value.

Claim severity.    The severity of a claim, which is the ratio of the claim paid to the original risk in force relating to the loan, depends in part upon the specified coverage percentage for that loan. A higher coverage percentage on a loan generally decreases the potential severity of a claim on that loan, even though the claim amount may increase. PMI generally charges higher premium rates for higher coverage. PMI’s average primary coverage percentage was 24% for NIW in 2003 and in 2002.

The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses, and the amount of mortgage insurance coverage placed on the loan. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average primary claim severity level has decreased from 100% in 1994 to 81% in 2003. PMI’s primary claim severity level in 2002 was 77%.

Pool claims.    Pool claims are generally filed after the underlying property is sold. PMI settles a pool claim in accordance with the agreed upon terms of the applicable pool insurance policy, which includes a stop loss limit and, in some cases, a specified deductible. Subject to such stop loss limit and any deductible, PMI generally covers 100% of the loss minus net proceeds from the sale of the property and any primary claim proceeds. Other pool insurance policies may include a maximum coverage percentage or a defined benefit. Claims relating to policies with a maximum coverage percentage are settled at the lesser of the actual loss or the maximum coverage set forth in the applicable policy. Claims relating to policies with defined benefits are settled at the maximum coverage percentage set forth in the applicable policy. PMI settles pool claims immediately upon receipt of all supporting documentation.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of each successive year after the year of original policy issuance, referred to as a “policy year,” expressed as a percentage of the cumulative premiums written on such policies.

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written

Years Since Policy Issue	Policy Issue Year (Loan Closing Year)
	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991	1992
1	0.9	0.3	0.2	—	0.1	—	—	—	—	—	—
2	38.1	14.8	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8	1.1
3	112.1	47.3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6	6.9
4	166.3	83.0	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9	16.3
5	180.9	129.3	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9	28.3
6	229.6	165.9	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8	36.1
7	251.0	177.5	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4	40.3
8	265.4	184.6	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3	41.5
9	265.7	187.7	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7	41.3
10	264.4	189.8	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6	41.1
11	263.8	191.0	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7	41.0
12	264.4	191.3	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7	41.0
13	263.3	191.1	142.1	65.8	28.8	28.4	35.0	53.3	61.4	52.6
14	262.2	190.6	141.7	65.9	29.0	28.6	35.2	53.3	61.4
15	261.5	190.1	141.5	66.0	29.1	28.5	35.2	53.2
16	260.8	189.8	141.3	66.0	29.1	28.5	35.2
17	260.4	189.5	141.0	66.0	29.1	28.6
18	259.8	189.5	140.9	66.0	29.1
19	259.6	189.5	140.8	66.0
20	259.6	189.4	140.8
21	259.5	189.5
22	259.5

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
1	—	—	0.1	—	—	—	0.1	1.2	1.1	0.1	0.1
2	1.0	1.0	2.8	2.9	2.3	1.2	2.7	10.2	6.6	4.5
3	5.5	6.5	10.4	8.3	5.8	3.8	5.9	21.8	22.5
4	13.4	13.7	15.4	11.9	8.7	5.7	8.6	35.2
5	18.7	18.0	18.2	14.2	10.4	6.7	11.1
6	21.1	20.1	19.2	15.3	11.1	7.7
7	21.9	20.9	20.1	15.8	11.9
8	22.0	21.3	20.3	16.1
9	21.8	21.3	20.4
10	21.6	21.3
11	21.7

The above table shows that, measured by gross cumulative losses paid relative to cumulative premiums written, or the cumulative loss payment ratios, the performance of policies originally issued in the years 1982 through 1984 was adverse, with cumulative loss payment ratios for those years ranging from 259.5% to 140.8%

at the end of 2003. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which we believe, along with increased premium rates and generally improving economic conditions, contributed to the lower cumulative loss payment ratios in subsequent years.

The table also shows the general improvement in PMI’s cumulative loss payment ratios since policy year 1985, relative to 1984 and earlier. This reflects both improved claims experience and higher premium rates charged by PMI for policy years 1985 and later. All policy years through 1995 have cumulative loss payment ratios at the end of 2003 that differ by no more than 0.1% from the end of 2002, an indication that these ratios have stabilized and reached their ultimate development for each of these policy years.

A major factor affecting the development of these loss ratios was the relatively low level of interest rates throughout 2003. These low rates led to record numbers of mortgage refinances in 2003, materially decreasing the amount of business remaining in book years before 2003. This had the effect of decreasing the remaining premium flow from these book years and putting upward pressure on the cumulative loss payment ratios.

Policy years 1986 through 1988 have developed to cumulative loss payment ratios between 28.6% and 35.2%. Policy years 1989 through 1992 have developed to somewhat higher ratios between 41.0% and 61.4%, reflecting both higher levels of claims on California loans insured in those years, as well as higher prepayment speeds when market rates dropped to relatively low levels from late 1992 through early 1994. Loss payment ratios continued to decline year-to-year after 1993 (21.1% at the end of six years), bottoming out at 7.7% at the end of six years for the 1998 policy year, a record low. The declines were due to an improvement in California’s economy and a strong national economy with no material regional weaknesses. The 1999 policy year is developing at a level slightly higher than 1998, but still at very low levels. Given the small amount of business left in the 1996 through 1999 books, further development is expected to be small.

The 2000 and 2001 book years have developed to ratios comparable to the 1985 book year at similar policy ages of 4 and 3 years, respectively, but for different reasons. The 1985 book year, which reached a ratio of 35.2% at the end of 4 years, was driven primarily by loss development. The 2000 and 2001 book years, on the other hand, reaching ratios of 35.2% and 22.5% at the end of four and three years, respectively, are being driven by the dual factors of significantly higher prepayments and higher claims payments than the previous years. The higher levels of claims combined with the lower levels of accumulated premiums have led to this increase in ratios.

The higher levels of claims in the 2000 and 2001 policy years were a result of an expansion into less-than-A quality and non-traditional loan product offerings. These loan types generally have shorter lives and earlier incidence of default than A quality and traditional loans, leading to earlier emergence of claims and shorter streams of premium income. The large volume of refinances in A quality business written in 2000 and 2001 experienced in 2003 decreased the accumulated premium received from those policy years, affecting the loss payment ratio development by increasing the ratio of claims paid to premiums received.

The 2002 book year is developing favorably compared to 2000 and 2001, due to lower levels of prepayments and lower levels of claims. The lower levels of prepayments are due to generally lower weighted average interest rates on loans insured in 2002 compared to 2000 and 2001.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to the loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (LAE) reserves, and incurred but not reported (IBNR) reserves. These reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices, PMI does not establish loss reserves for estimated potential defaults that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data—Note 10. Losses and Loss Adjustment Expenses Reserves.

9.	Reinsurance

Reinsurance is used as a capital and risk management tool by the mortgage insurance industry. Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurer simply agrees to indemnify PMI for the reinsurer’s share of losses incurred under a reinsurance agreement, unlike an assumption agreement, where the assuming reinsurer’s liability to the policyholder is substituted for that of PMI.

PMI has a 5% quota share reinsurance agreement in place with a participating reinsurer relating to primary insurance business written by PMI from 1994 through 1997. Under the terms of this agreement, the reinsurer will indemnify PMI for 5% of all losses paid under the reinsured primary insurance business to which PMI ceded 5% of the related premiums less a ceding commission. Effective January 1, 2001, PMI commenced reinsuring its wholly-owned Australian subsidiary, PMI Mortgage Insurance Ltd, on an excess-of-loss basis. Under the terms of the agreement, for each of the calendar years from 2001 through 2005, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 130% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 220% of such net earned premiums. The agreement provides for automatic one-year extensions, unless terminated upon prior notice by either party. Upon such notice of termination, the agreement would continue in effect in the year of such notice and for the next four calendar years.

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

As discussed in Section B.1, Products, above, PMI also reinsures portions of its risk written on loans originated by certain lenders with captive reinsurers affiliated with such lenders. PMI also offers reinsurance products in Asia through its Hong Kong branch. (See Item 1, Section C.1, International Operations—Hong Kong, below.)

10.	Regulation

State Regulation

General.    Our mortgage insurance subsidiaries are subject to comprehensive, detailed regulation intended for the protection of policyholders, rather than for the benefit of investors, by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business.

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

Insurance Holding Company Regulations.    All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The states also regulate transactions between insurance companies and their parents and affiliates.

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between or among The PMI Group and its Arizona subsidiaries (PMI, PMG, RGC and RIC). Specifically, no person may, directly or indirectly, offer to acquire or acquire voting securities of The PMI Group or any one of the Arizona subsidiaries, if after consummation thereof, such person would be in control, directly or indirectly, of such entity, unless such person obtains the Arizona Director of Insurance’s prior approval. For purposes of the foregoing, “control” is rebuttably presumed to exist if such person, following acquisition, would, directly or indirectly, own, control or hold with the power to vote or hold proxies representing 10% or more of the entity’s voting securities. In addition, all material transactions involving PMI, PMG, RGC and/or RIC and any of their affiliates are subject to prior approval of the Director of Insurance, and shall be disapproved if they are found not to be “fair and reasonable.” PMI, on behalf of itself and its affiliates, is required to file an annual insurance holding company system registration statement with the Arizona, Florida and Wisconsin Departments of Insurance (and any other states that so request) disclosing all interaffiliate relationships, transactions and arrangements that occurred or were in effect during the prior calendar year, and providing information on The PMI Group, the holding company’s “ultimate controlling person.” PMI must also submit and update biographical information of the officers and directors of the holding company’s insurance subsidiaries, as well as officers and directors of The PMI Group.

The insurance holding company laws and regulations are substantially similar in Florida (where our title insurance company APTIC is domiciled) and Wisconsin (where CMG, Commercial Loan Insurance Corporation, or CLIC, and WMAC Credit Insurance Corporation, or WMAC Credit, are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective states of domicile. FGIC Corporation and FGIC are subject to regulation under insurance holding company statutes of New York, where FGIC is domiciled, as well as other jurisdictions where FGIC is licensed to do insurance business.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years (and then released into surplus), although earlier releases may be authorized by state insurance regulators in certain cases. At December 31, 2003, PMI had statutory policyholders’ surplus of $519.4 million and statutory contingency reserves of $2.0 billion.

Dividends.    PMI’s ability to pay shareholder dividends (including returns of capital) is limited, among other things, by the insurance laws of Arizona and other states. PMI’s other Arizona subsidiaries are subject to the same statutory limitations as PMI. In October 2003, RGC paid an $8.4 million ordinary shareholder dividend. Under Arizona law, PMI may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s investment income. PMI is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to The PMI

Group of $51.9 million in 2004 without prior approval of the Arizona Director of Insurance, provided that any such dividends must be paid after the first anniversary of PMI’s 2003 dividends, which were made in June 2003. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director of Insurance. In 2003, PMI paid an extraordinary stockholder dividend of $100 million to The PMI Group. This dividend will be added to any proposed dividends to be paid within the subsequent twelve months to determine if such future dividends are “extraordinary”, and as such, would require the Arizona Director of Insurance’s prior approval. The Arizona Director of Insurance may approve of an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs.

In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Florida law, PMI’s surplus following a shareholder dividend must not be less than the greater of (i) 10% of its liabilities (excluding contingency reserves) or (ii) $4 million. As of year-end 2003, PMI’s liabilities (excluding contingency reserves) were $611.1 million, meaning shareholder dividends in 2004 may not reduce PMI’s statutory surplus below $61.1 million. CMG and APTIC face shareholder dividend/distribution restrictions similar to those imposed on PMI.

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

Premium Rates and Policy Forms.    PMI and CMG’s premium rates and policy forms are subject to regulation in every jurisdiction in which each is licensed to transact business. In most U.S. jurisdictions, policy forms must be filed prior to their use. In some U.S. jurisdictions, forms must also be approved prior to use.

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

Examination.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. PMI was examined by the Arizona Director of Insurance in 2003 for the five year period ending December 31, 2002. In lieu of examining a foreign insurer, the Commissioner may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Likewise, the insurance departments of Florida and Wisconsin perform periodic financial and market conduct examinations of insurers domiciled in their jurisdictions.

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

Federal Laws and Regulation

In addition to federal laws that directly affect mortgage insurers, private mortgage insurers including PMI are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders; purchasers of mortgage loans such as Freddie Mac and Fannie Mae; and governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on PMI. Legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

The Homeowners Protection Act, or HPA, provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. HPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. FHA loans are not covered by HPA. Under HPA, automatic termination of mortgage insurance would generally occur once the LTV reaches 78%. A borrower who has a “good payment history”, as defined by HPA, may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home’s original value or when actual payments reduce the loan balance to 80% of the home’s original value, whichever occurs earlier.

The Real Estate Settlement and Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by PMI. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states including Arizona prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. RESPA is enforced by HUD and also provides for private rights of action.

HUD has proposed a rule under RESPA whereby lenders and other packagers of loans would be given the choice of offering a “Guaranteed Mortgage Package” or providing a “Good Faith Estimate” where the estimated fees are subject to a 10% tolerance. Qualifying packages would be entitled to a “safe harbor” from RESPA’s anti-kickback rules. Mortgage insurance is included in the package “to the extent upfront premium is charged.” HUD’s proposed rule has been submitted to the Office of Management and Budget for its review. It is unclear in what form, if any, HUD’s proposed rule will be implemented or what its impact, if any, will be on the mortgage insurance industry.

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through the Mortgage Insurance Companies of America entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Privacy and Information Security.    The Gramm-Leach-Bliley Act of 1999, or GLB, imposes consumer information privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. With respect to PMI, GLB is enforced by state insurance regulators. Many of the states have enacted legislation implementing GLB and establishing information security regulation. Some states have enacted privacy laws which impose compliance obligations beyond GLB.

In Europe, the collection and use of personal information is subject to strict regulation. The European Union’s Data Protection Directive establishes a series of privacy requirements that EU member states are obliged to enact in their national legislation. European countries that are not EU member states have similar privacy requirements in their national laws. These requirements apply to all businesses, including insurance companies. In general, companies may process personal information only if consent has been obtained from the persons concerned or if certain other conditions are met.

The U.S.A. Patriot Act of 2001, or the Patriot Act, contains anti-money laundering provisions and financial transparency laws and mandates the implementation of various new regulations applicable to financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the U.S. contain similar provisions. In September 2002, the U.S. Treasury Department proposed anti-money laundering rules under the Patriot Act, which exempt property and casualty insurers, including our mortgage insurance subsidiaries.

Fair Credit Reporting Act.    The Fair and Accurate Transactions Act of 2003, or FACTA, amends and reauthorizes certain provisions of the Fair Credit Reporting Act, or FCRA, including provisions which direct the Federal Trade Commission, or FTC, and the Federal Reserve Board, or FRB, to promulgate regulations requiring notice to any consumer receiving an extension or grant of credit based on a counter offer by the creditor on material terms, including interest rate, that are materially less favorable than the terms generally available from the creditor to consumers, based in whole or in part on a consumer report. The FTC and FRB have proposed an effective date of December 1, 2004, for the regulation implementing this provision. It is not clear at this point what that regulation will provide or what its impact, if any, will be on our mortgage insurance operations.

11.    Financial Strength Ratings

PMI has been assigned the following insurer financial strength ratings: “AA+” by S&P with a negative outlook; “Aa2” by Moody’s with a stable outlook; and “AA+” by Fitch with a stable outlook.

PMI’s financial strength ratings have been based in part on the third party reinsurance agreements discussed above and on a capital support commitment from Allstate Insurance Company. Under the terms of a runoff support agreement with Allstate, in the event (i) PMI’s risk-to-capital ratio exceeds 23 to 1, (ii) PMI’s statutory policyholder surplus is less than $15.0 million, or (iii) a third party beneficiary brings a claim under the runoff support agreement, then Allstate may, at its option, in satisfaction of certain obligations it may have under such agreement (A) pay to PMI (or to The PMI Group for contribution to PMI) an amount equal to claims relating to policies written prior to termination of the Allstate support agreements which are not paid by PMI or (B) pay such claims directly to the policyholder. In the event Allstate makes any payment contemplated by the runoff support agreement, Allstate will be entitled to receive, at its option, subordinated debt or preferred stock of PMI or The PMI Group, as applicable, in return. However, we believe that the possibility of Allstate making such a payment is remote because we have several courses of action available to us to maintain PMI’s risk-to-capital ratio at the requisite level.

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain at least two of the following three ratings: “AA-” by Fitch or S&P, or “Aa3” by Moody’s.

C.	International Operations, Financial Guaranty and Other Strategic Investments

In January 2003, we announced the formation of a new wholly-owned subsidiary, PMI Capital Corporation, to manage our international mortgage operations and strategic investments. Revenues for the year ended December 31, 2003 from our consolidated subsidiaries, PMI Australia, PMI Europe and APTIC, were approximately 36% of our consolidated revenues compared with approximately 29% in 2002 and 25% in 2001.

These amounts do not include equity earnings from our unconsolidated strategic investments, which are accounted for in our consolidated financial statements on the equity method of accounting in accordance with GAAP. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— International Operations and Item 8. Financial Statements and Supplementary Data—Note 20. Business Segments, for additional information about geographic areas. Also, the results of operations for APTIC were classified as discontinued operations in the fourth quarter of 2003 and prior periods have been reclassified accordingly.

1.	International Operations

Our international mortgage insurance and credit enhancement operations include our operations in Australia and New Zealand, the European Union and Hong Kong.

Australia and New Zealand

We offer mortgage insurance in Australia and New Zealand through our wholly-owned subsidiaries, PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Indemnity Limited, or PMI Indemnity. The combined operations of PMI Ltd and PMI Indemnity are referred to as PMI Australia. PMI Australia is headquartered in Sydney, Australia, and has offices throughout Australia and New Zealand. PMI Australia’s financial strength is rated “AA” by S&P and Fitch, and “Aa3” by Moody’s.

At December 31, 2003, the total assets of PMI Australia were $703.8 million compared to $442.4 million at December 31, 2002. We did not hedge the foreign exchange exposure in Australian dollars to U.S. dollars in 2003. The average exchange rate was 0.6529 U.S. dollars per Australian dollar in 2003 compared to 0.5440 in 2002.

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

The majority of the loans insured by PMI Australia are variable interest rate loans with terms up to 30 years. Changes in interest rates impact the frequency of defaults and claims with respect to these loans. Given that mortgage interest is not tax deductible in Australia or New Zealand on owner-occupied properties, borrowers have a strong incentive to reduce their principal balance by amortizing or prepaying their mortgages.

The five largest Australian banks collectively provide 60% or more of Australia’s residential housing finance. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies, credit unions and non-bank mortgage originators. PMI Australia’s five largest customers provided 58% of PMI Australia’s 2003 gross premium written. PMI Australia’s principal competitor is a wholly-owned subsidiary of General Electric Corporation. PMI Australia increased its market share in the Australian mortgage insurance market over 2002 in terms of gross premiums written due to a major competitor leaving the market and increased business from a large customer.

A significant portion of PMI Australia’s business is acquired through quota share reinsurance agreements with its lending customers. These quota share reinsurance agreements typically contain a contractual period under which the lender commits to send PMI Australia a prescribed proportion of business. PMI Australia wrote approximately 46% of its new business premiums under these agreements in 2003, compared to 41% in 2002. PMI Indemnity is not a party to such quota share reinsurance agreements.

In 2003, both PMI Ltd and PMI Indemnity maintained their S&P ratings of “AA” with a negative outlook and “AA-”, respectively, and their Moody’s ratings of “Aa3” with a positive outlook, and received affirmation by Fitch of their “AA” rating. On February 18, 2004, Moody’s announced that it had placed the insurance financial strength rating of PMI Ltd under review for a possible upgrade. PMI Australia is a party to capital support agreements in which PMI agrees to provide funds to ensure that both PMI Ltd. and PMI Indemnity are able to maintain prudent levels of capital to maintain their credit ratings.

For discussion on PMI Australia’s loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Reserves for Losses and LAE—International Operations.

PMI Australia is subject to regulation and examination by both the Australia and New Zealand regulatory authorities concerning many aspects of its business, including the ability to pay dividends.

Europe

PMI Mortgage Insurance Company Limited, or PMI Europe, is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, with an affiliated sales company incorporated in the United Kingdom and located in London. PMI Europe is fully authorized to provide credit, suretyship and miscellaneous financial loss insurance by the Irish Financial Services Regulatory Authority. PMI Europe’s authorization enables it to offer its products in all of the European Union member states. PMI Europe’s claims paying ability is rated “AA” by S&P and Fitch, and “Aa3” by Moody’s. These ratings are based upon PMI Europe’s initial capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI’s obligations under the capital support agreement.

PMI Europe currently offers capital markets products, excess-of-loss reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. Capital markets products are designed to support secondary market transactions, notably credit-linked notes, collateralized debt obligations, mortgage-backed securities or synthetic securities transactions (principally, credit default swap transactions). Lenders frequently engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations or to provide funding for their mortgage lending activities. As of December 31, 2003, PMI Europe had provided credit protection with respect to German and United Kingdom residential mortgage loans.

At December 31, 2003, 26% of PMI Europe’s risk in force stemmed from nine credit default swap transactions, all of which were designed primarily to allow the mortgage lenders involved to reduce the level of required regulatory capital. In three of these transactions, PMI Europe assumed a “first loss,” unrated risk position. In the remaining transactions, PMI Europe’s risk position was rated at least investment grade, the majority being rated AAA. Competitors in this product line include mortgage insurance companies, financial guaranty insurance companies, banks, and traditional bond investors. Many of these competitors have significantly greater financial resources than PMI Europe.

PMI Europe also offers excess-of-loss reinsurance coverage. Excess-of-loss reinsurance is typically provided to a lender’s captive reinsurance company to reduce that captive lender’s “catastrophic” risk exposure. These transactions are believed to be risk-remote in that the lender or its captive insurer assumes a significant amount of “first loss” risk. This insurance structure is used frequently in the United Kingdom by its largest mortgage lenders. PMI Europe completed one excess-of-loss reinsurance transaction in 2003. As of December 31, 2003, less than 1% of PMI’s Europe’s risk in force stemmed from excess-of-loss reinsurance. Potential competitors with respect to these products include mortgage insurance companies and multi-line insurers.

PMI Europe’s third product line, primary insurance, is similar to the products offered in the U.S., Australia and New Zealand. Primary insurance is mortgage insurance applied to, priced, and settled on each loan. In Europe today, this product is only purchased regularly in the United Kingdom and Ireland. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. Potential competitors at the moment include mortgage insurers and multi-line insurers.

In October 2003, PMI Europe entered into a definitive agreement to acquire the U.K. lenders’ primary insurance portfolio from Royal & Sun Alliance Insurance Group plc, or R&SA. The portfolio to be acquired consists of U.K. residential mortgage loans originated in 1993 and subsequent years. The portfolio covers approximately $15 billion of original insured principal value and $2.3 billion of remaining exposure. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling approximately $55 million as of October 6, 2003. Included in the reserves transferred was approximately $47 million in unearned premium reserves. R&SA also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the portfolio. Under the terms of the agreement, R&SA and PMI Europe share certain economic benefits if loss performance is better than expected. The acquisition is subject to U.K. and Irish regulatory approval and U.K. court approval, which is anticipated to take approximately six to nine months, and other customary closing conditions.

As an interim measure, TPG Reinsurance Company Limited, or TPG Re, the parent of PMI Europe, has reinsured the R&SA portfolio on a 100% quota share basis effective July 1, 2003, which reinsurance will remain in place until the date the portfolio is transferred to PMI Europe following court approval. PMI Europe has guaranteed TPG Re’s obligations under the reinsurance arrangement. As of December 31, 2003, 74% of our European operations’ risk in force stemmed from this reinsurance transaction. Once the portfolio is transferred to PMI Europe, the reinsurance agreement will be terminated.

To limit our exposure in the event of severe economic circumstances, R&SA has agreed to reinsure TPG Re in respect of the R&SA portfolio for $55 million of losses in excess of the first $55 million. As of December 31, 2003, R&SA has deposited approximately $10.8 million with TPG Re to partly secure its obligations under the excess-of-loss contract. TPG Re’s rights and interests under the excess-of-loss contract, as well as the $10.8 million deposit, will transfer to PMI Europe upon transfer of the R&SA portfolio.

For discussion on PMI Europe’s loss reserves, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Reserves for Losses and LAE—International Operations.

Hong Kong

Through its Hong Kong branch, PMI has entered into a reinsurance agreement with the Hong Kong Mortgage Corporation, or HKMC, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. HKMC is a direct insurer of residential mortgages with LTVs of up to 90%. PMI, among other insurers, provides reinsurance coverage on amounts over 70% LTV. For the year ended December 31, 2003, PMI reinsured $469.3 million of loans under its reinsurance agreement with HKMC. Insurance in force was $1.264 billion at December 31, 2003, compared to $959.4 million at December 31, 2002.

2.	Financial Guaranty Insurance and Reinsurance

FGIC Corporation

The PMI Group is the strategic investor in a group of investors that acquired Financial Guaranty Insurance Company, or FGIC, together with its immediate holding company, FGIC Corporation, from General Electric Capital Corporation, or GECC, on December 18, 2003 for a total value of $2.18 billion, including a $284 million earnings dividend paid by FGIC prior to closing. The investor group includes affiliates of The Blackstone Group,

The Cypress Group and CIVC Partners L.P. GECC retained a 5% common equity interest in FGIC Corporation. PMI is the largest shareholder with an ownership interest of approximately 42% of the outstanding common stock of FGIC Corporation. We account for this investment under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and, accordingly, the investment is not consolidated. We believe that this investment will provide us with the opportunity to realize our strategic goal of becoming a global provider of credit enhancement products across multiple asset and risk classes, which would include achieving a major presence in the primary financial guaranty industry.

FGIC is primarily engaged in the business of providing financial guaranty insurance for municipal bonds and asset-backed securities. FGIC began its financial guaranty insurance operations in 1983. The financial guaranty insurance policies which FGIC insures typically guarantee scheduled payments on an issuer’s obligations. Upon a payment default on an insured obligation, FGIC is generally required to pay the principal and interest due in accordance with the obligation’s original payment schedule. FGIC’s financial strength is rated “AAA” by S&P and Fitch, and “Aaa” by Moody’s. FGIC is licensed to engage in financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and through a branch in the United Kingdom. FGIC Corporation’s senior unsecured debt is rated “AA” by S&P, “Aa2” by Moody’s and “AA” by Fitch.

To date, FGIC has provided financial guaranty insurance primarily for municipal obligations and, to a lesser extent, for asset-backed securities. Municipal obligations include general obligation bonds supported by the issuer’s taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuer’s ability to impose and collect fees and charges for public services or specific projects. Asset-backed obligations are generally issued in structured transactions backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. As of December 31, 2003, $206.7 billion of FGIC’s total net par outstanding, or 91.6% of FGIC’s total net par outstanding, represented insurance of municipal obligations.

To date, FGIC has participated on a selective basis in the asset-backed obligation market. Asset-backed obligations or securitizations are secured by or payable from a specific pool of assets held by a special purpose issuing entity. FGIC’s focus in the asset-backed obligation market has been on mortgage-backed securities, particularly securities backed by home equity lines of credit.

At December 31, 2003, FGIC Corporation had consolidated total assets of $3.0 billion, including $2.8 billion of cash and investment securities. At December 31, 2003, FGIC’s statutory capital base under statutory accounting practices was $1.8 billion.

Our stockholders agreement with the other members of the investor group provides for certain corporate governance arrangements with respect to FGIC Corporation. The stockholders agreement provides, among other things, that we will select five of the 14 board members, and that an unaffiliated Chairman of the Board will be selected by the Blackstone funds and Cypress funds subject to our reasonable approval. We have also designated one of our directors as the non-executive Vice-Chairman of FGIC and FGIC Corporation.

Pursuant to the stockholders agreement, a number of important corporate matters with respect to FGIC and FGIC Corporation may not be acted on without the approval of specified members of the board of directors and, in some cases, without the approval of specified members of the investor group. These corporate matters include, among other things, approval of the annual business plan, removal of the chief executive officer, a public offering of equity securities and a merger, consolidation or sale of all or substantially all assets. The duration of the approval requirements varies by matter and in some instances terminates upon a public offering of FGIC Corporation common stock in which the aggregate public offering price is at least $100 million, or a qualified public offering.

We and the other parties to the stockholders agreement have agreed not to sell any of our shares of FGIC Corporation common stock until all preferred securities issued to GECC, or the securities into which they have been converted, in connection with the acquisition have been redeemed in full or otherwise cease to be outstanding. Even if all such securities have been redeemed or cease to be outstanding, we and the other parties to the stockholders agreement have agreed not to sell any of our shares until the earlier of the fifth anniversary of closing or a qualified public offering. Once these transfer restrictions described above have lapsed, no member of the investor group may sell shares of common stock of FGIC Corporation without first offering to sell those shares to FGIC Corporation and the other stockholders at the price that the selling stockholder would be willing to sell such shares to a third party. Except as described below, this right of first offer will terminate upon a qualified public offering.

In addition, after the fifth anniversary of the closing but prior to a qualified public offering, and assuming that the preferred securities issued to GECC, or the securities into which they have been converted, have been redeemed in full or otherwise cease to be outstanding, we, or the Blackstone funds and the Cypress funds collectively, will be entitled to cause the other to sell all its shares to a third party. We, or the Blackstone funds and the Cypress funds collectively, must control at least 40% of the then outstanding FGIC Corporation common stock (other than any shares issued in private offerings following the closing) to exercise this right. This right can only be exercised in connection with a sale in a bona fide arm’s length transaction to a third party unaffiliated with the investor or investors initiating the sale and is subject to limitations regarding the type of consideration that must be offered. This right will continue even after a qualified public offering so long as we, or the Blackstone funds and the Cypress funds collectively, continue to hold equity securities of FGIC Corporation representing at least 85% of their respective original equity securities and at least 25% of the outstanding shares of common stock (other than any shares issued in private offerings following the closing) and as long as the price per share of common stock in the sale meets specified criteria. No stockholder can exercise this right to force a sale without first offering that stockholder’s shares to FGIC Corporation and the other stockholders under the right of first offer described above.

Under the stockholders agreement, we may not purchase any shares offered to us pursuant to the right of first offer described above (unless offered by a Blackstone fund or a Cypress fund) to the extent that the purchase would cause us to own more than 49% of the outstanding FGIC Corporation common stock. In addition, following a qualified public offering, we generally may not purchase any additional shares of FGIC Corporation common stock until the earlier of (1) the fifth anniversary of the qualified public offering or (2) the date that the Blackstone funds and the Cypress funds hold equity securities of FGIC Corporation representing less than 33% of the shares of common stock held by them at closing. The standstill limitation described in the preceding sentence will terminate automatically in the event of specified acquisitions or offers to acquire ownership of FGIC Corporation equity securities by third parties. Finally, so long as the Blackstone funds or the Cypress funds own any FGIC Corporation equity securities, we may not purchase or sell any FGIC Corporation common stock if the purchase or sale would reasonably be expected to result in a downgrade of the then current financial strength ratings of FGIC Corporation or FGIC.

FGIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York and other states where FGIC is licensed to do insurance business. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (1) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (2) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC Corporation is subject to commitments to the department that it will prevent FGIC from paying any dividends for a period of two years from the date of the acquisition by the investor group without the prior written consent of the department.

RAM Re

We own 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd., or RAM Re Holdings, which are the holding companies for RAM Re. The RAM Re holding companies’ other major shareholders include Transatlantic Reinsurance Company, CIVC Partners, Greenwich Street Capital Partners, MBIA Insurance Corp. and High Ridge Capital Partners. RAM Re commenced business in February 1998 with the purpose of reinsuring municipal, structured finance and international debt obligations originally underwritten by “AAA”-rated guarantors. RAM Re provides reinsurance to primary financial guarantor companies that market credit enhancement of debt securities through insurance on scheduled payments on an issuer’s obligations. RAM Re’s insured portfolio consists primarily of municipal securities and structured products, principally asset-backed securities. RAM Re’s major customers include Ambac Financial Group, Inc., MBIA Insurance Corp., Financial Security Assurance, Inc. and FGIC.

The financial guaranty policies which RAM Re reinsures typically cover full and timely payment of scheduled principal and interest on debt securities. A reinsurer receives its share of the premium from the primary insurer, and typically pays a ceding commission to the primary insurer as compensation for underwriting expenses. Insurance is ceded by the primaries to the reinsurers either on a treaty or facultative basis. Treaty reinsurance typically involves an agreement covering a defined class of business where the reinsurer must assume, and the insurer must cede, a portion of all risks defined by the terms of the treaty. In facultative agreements, reinsurance is negotiated on a case-by-case basis for coverage of individual transactions or business segments, giving both parties control over the credit process. In recent years, treaty policies have become more prominent.

RAM Re is currently rated “AAA” by S&P and “Aa3” by Moody’s. RAM Re and its holding companies are subject to regulation under the laws of Bermuda.

3.	Residential Lender Services

APTIC

On October 27, 2003, we announced that we had entered into a definitive agreement to sell APTIC for $115 million in cash, subject to post-closing adjustment, to a subsidiary of Fidelity National Financial. The transaction is subject to regulatory approvals and other customary closing conditions, and we expect it to close in the first half of 2004. In accordance with Statement of Financial Accounting Standards No. 144, the results of operations for APTIC were classified as discontinued operations in the fourth quarter of 2003 and prior periods have been reclassified accordingly. We expect to realize a gain on the sale of APTIC in the first or second quarter of 2004.

APTIC is licensed in 45 states and the District of Columbia. A title insurance policy protects the insured party against losses resulting from title defects, liens and encumbrances existing as of the effective date of the policy and not specifically excepted from the policy’s coverage. Title policy issuing agency relationships are memorialized by written contracts and are generally long-term in nature without the right of immediate unilateral termination by either party. Based on direct premiums written during 2002, APTIC is ranked fourth among the 28 active title insurers conducting business in Florida. For the year ended December 31, 2003, 48% of APTIC’s premiums earned came from its Florida operations, compared to 47% in 2002.

APTIC generates title insurance business through both direct and indirect marketing to realtors, attorneys and lenders. As a direct marketer, APTIC operates under the name Chelsea Title Company, a branch network of title production facilities and real estate closing offices. As an indirect marketer APTIC recruits and works with corporate title agencies, attorney agencies and approved attorneys. Its agency business accounted for 97% of APTIC’s premiums earned for the years ended December 31, 2003 and 2002.

APTIC’s claims-paying ability is currently rated “AA” (“very high”) by Fitch, “A"” by Demotech, Inc. and “A” by LACE. APTIC’s claims-paying rating by Fitch is based in part on a capital support agreement provided by The PMI Group.

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

Fairbanks

As of December 31, 2003, our ownership interest is approximately 57% and our investment balance in Fairbanks is approximately $115.8 million. Fairbanks’ wholly-owned subsidiary, Fairbanks Capital Corp., or Fairbanks Capital, services single-family residential mortgages and specializes in the resolution of nonperforming, subperforming, subprime, Alternative A, and home equity loans. Fairbanks is headquartered in Salt Lake City, Utah and maintains servicing facilities in Salt Lake City, Utah, Hatboro, Pennsylvania, Jacksonville, Florida and Austin, Texas. Fairbanks’ Austin facility is scheduled to close at the end of March 2004.

Established in 1989, Fairbanks Capital initially acquired subperforming and nonperforming loans for its own portfolio. It later began managing and resolving non-performing loans and servicing subprime products for third parties, transitioning itself to a third-party servicer of subprime, Alternative A and home equity products. As of December 31, 2003, Fairbanks Capital serviced approximately $41 billion in mortgages, compared to approximately $49 billion as of December 31, 2002.

Fairbanks utilizes various notes payable and line of credit arrangements to finance servicing advances that it makes in the normal course of business and to finance the acquisition of mortgage servicing rights. These borrowing arrangements require repayment of the financed amount as servicing receivables are collected or in the case of mortgage servicing rights, using monthly amortizing payments not to exceed 18 months. Financing counterparties include various Wall Street investment banks and national commercial lenders. Fairbanks’ total notes payable, cash and cash equivalents and shareholders’ equity as of December 31, 2003 were $244.6 million, $29.8 million and $132.0 million, respectively. As of December 31, 2003, Fairbanks owned approximately $114.7 million of purchased mortgage servicing rights.

Fairbanks Capital’s business is subject to extensive regulation, supervision and licensing by various state and federal agencies. On the federal level, Fairbanks Capital’s business is regulated by, among other statutes and regulations, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, RESPA, the Truth in Lending Act and the Home Ownership and Equity Protection Act of 1994. Fairbanks Capital is also subject to the laws of the states in which it is licensed as a mortgage servicer or debt collector relating to its practices, procedures and type and amount of fees it can collect from borrowers. For a discussion of litigation actions and regulatory matters facing Fairbanks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Other and —Risk Factors.

D.	Investment Portfolio

As of December 31, 2003, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $397.1 million and investments of $2.8 billion. The U.S. companies included in the consolidated financial statements (including The PMI Group, PMI, RGC, PMG, RIC, CLIC and WMAC), or the U.S. Portfolio, held cash and cash equivalents and investments of $2.4 billion as of December 31, 2003. The U.S. Portfolio is managed by The PMI Group’s Corporate Finance and Administration Department under The PMI Group and Subsidiaries Investment Policy Statement, or the Policy, as adopted by The PMI Group’s Board of Directors. A small percentage of the U.S. Portfolio is invested in common stock of publicly traded corporations and is managed by an external investment advisor, Weiss, Peck & Greer. APTIC’s portfolio has not been included in the totals above due to its pending sale.

The principal objective of the Policy is to attain consistent and competitive after-tax total returns. The Policy emphasizes optimizing the level of income, while maintaining adequate levels of liquidity, safety and preservation of capital. Portfolio appreciation and minimization of taxes are secondary objectives. The Policy sets forth permissible investor sector allocation ranges, fixed income duration range, and per issuer credit based limits.

As of December 31, 2003, based on market value and excluding cash and cash equivalents, approximately 90% of the U.S. Portfolio was invested in fixed income securities and approximately 10% was invested in equity securities. 96% of the fixed income investments were rated “A” or better by at least one nationally recognized securities rating organization, and of those, 63% were rated “AAA,” 22% were rated “AA,” and 11% were rated “A.” The fixed income portfolios’ modified duration was 4.6 years as of December 31, 2003.

Investments held by The PMI Group’s insurance subsidiaries (i.e., PMI, RGC, PMG, RIC, CLIC, and WMAC) are subject to the insurer investment laws of each of the states in which they are licensed. These statutes, designed to preserve insurer assets for the protection of policyholders, set limits on the percentage of assets that an insurer can hold in certain investment categories (e.g., under Arizona law, no more than 20% in equity securities) and with a single issuer (e.g., 10% under Arizona law).

PMI Australia and PMI Europe’s investments are subject to the investment policies adopted by their respective boards of directors and are managed by investment advisory firms under separate investment management agreements. The PMI Group’s Corporate Finance and Administration Department regularly reviews the investments of PMI Australia and PMI Europe. Their boards of directors also review the respective investment portfolios on a quarterly basis. PMI Australia and PMI Europe’s investment policies specify that the portfolios must have a concentration of investments in intermediate-term, high-grade bonds.

As of December 31, 2003, PMI Australia had $642.1 million in cash and cash equivalents and investments managed by Deutsche Asset Management. The investment portfolio consists mainly of high-grade Australian currency-denominated fixed income securities issued by sovereign, semi-government, and corporate entities. At December 31, 2003, the portfolio’s duration was 4.1 years. The entire Australian bond portfolio is rated “A” or better. The portfolio also contains a small allocation of investments in Australian equity securities.

As of December 31, 2003, PMI Europe had cash and cash equivalents and investments of $194.4 million, which is largely managed by Morgan Stanley Investment Management. The investment portfolio consists of Euro and U.K. Sterling currency-denominated fixed income securities issued by sovereign, agency, and corporate entities. The portfolio’s duration was 4.3 years at December 31, 2003. PMI Europe’s portfolio did not contain investments in equity securities as of year end.

Our unconsolidated strategic investments which have significant investment portfolios are: FGIC, which is currently managed by GE Asset Management and will be managed by Blackrock Financial and Wellington Management later in 2004; CMG, managed by CIMCO; and RAM Re, managed by MBIA Asset Management. The PMI Group’s ownership interest in the foregoing entities is approximately 42%, 50%, and 25%, respectively. The Corporate Finance and Administration Department reviews these entities’ investment portfolios and strategies on a quarterly basis. Through our representation on their boards of directors, we have limited ability to influence their investment management.

Foreign Currency Exchange Risk

We are subject to foreign currency risk exposure due to operations in foreign countries whose currencies fluctuate relative to the U.S. dollar, the basis of our consolidated financial reporting. The risk falls into two general categories: economic exposure and transaction exposure. Economic exposure is defined as the unexpected change between anticipated net cash flow in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. In 2003, PMI estimates that weakness in the U.S. dollar relative to the Australian dollar and Euro created a positive variation to consolidated net income which amounted to $8.7 million based on the applicable exchange rates as of December 31, 2002.

Transaction exposure refers to currency risk related to specific transactions and is defined as occurring between the time a firm commitment in a foreign currency is entered into, and the time the cash is actually paid. Under The PMI Group, Inc. and Subsidiaries Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of forward currency contracts. PMI had no transactions of this nature in 2003.

E.	Employees

As of December 31, 2003, The PMI Group, together with its wholly-owned subsidiaries and CMG had 1,328 full-time and part-time employees, of which 752 persons performed services primarily for PMI, 179 were employed by PMI Australia, six were employed by PMI Europe, 24 performed services primarily for CMG, and an additional 367 persons were employed by APTIC. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 478 temporary workers and contract underwriters as of December 31, 2003.

Item 2.	Properties

We currently lease approximately 120,800 square feet of office space in Walnut Creek, California for our home office from PMI Plaza LLC, a wholly-owned subsidiary of PMI, which lease terminates in 2009. PMI is in the process of subleasing its former home office of approximately 100,000 square feet in San Francisco under a lease which expires in December 2004. The remaining rent owed on this lease has been accrued as a charge associated with our relocation to Walnut Creek in August 2002. PMI leases branch offices throughout the United States and its operations data center in Rancho Cordova, California. PMI will consolidate certain field underwriting and sales offices and reduce the number of field personnel in 2004. We conduct our international operations in leased facilities in Ireland, the United Kingdom, Italy, Australia, New Zealand and Hong Kong.

Item 3.	Legal Proceedings

Fairbanks and Fairbanks Capital’s servicing practices have been the subject of investigations by the FTC, HUD and the Department of Justice. On November 12, 2003, the FTC and HUD announced that they had reached a settlement of their ongoing investigations of Fairbanks. We have guaranteed approximately two-thirds of the funds that may become due to its lenders under a $30.7 million letter of credit, which may be drawn upon by the FTC as security for a portion of a $40 million redress fund as part of the settlement. The settlement is contingent upon the settlement order of the federal district court in Massachusetts becoming finally effective, which will occur upon the related final settlement of certain class action litigation (see below). If the FTC were to file an enforcement action against Fairbanks, it might also name us in such a proceeding.

Fairbanks has entered into a settlement agreement with the plaintiffs in certain of the putative class action suits pending against it. The settlement agreement provides for the payment by Fairbanks of attorney’s fees and costs, the implementation of the $40 million redress fund negotiated jointly with the FTC, a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, and a stipulation regarding its future operations. There can be no assurance that the court will approve the settlement. In addition, PMI has been named as a defendant in several actions relating to the practices of Fairbanks. With the exception of two actions in California, both of which have been stayed, the actions in which PMI has been named as a defendant have been dismissed without prejudice or settled by Fairbanks Capital. If the Fairbanks Capital settlement of the class action litigation described above is effected, that settlement will include a release of PMI.

HUD’s criminal investigation into Fairbanks Capital’s servicing practices has concluded, and Fairbanks believes that the Department of Justice criminal investigation is closed. Regulatory agencies in five states in which Fairbanks Capital does a significant amount of business have indicated that, notwithstanding the settlement by Fairbanks with the FTC and HUD, they intend to require Fairbanks Capital to refund to consumers in their respective states amounts that they allege Fairbanks Capital had improperly collected and to enter into consent decrees regulating various aspects of Fairbanks Capital’s business. In addition, Fairbanks has entered into a consent order with the State of Maryland under which it has agreed to change certain of its practices under Maryland law and refund certain amounts to Maryland borrowers. For information regarding legal and regulatory matters with respect to Fairbanks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.

On June 24, 2003, an action against APTIC was filed in the Circuit Court of the State of Florida, Broward County, seeking certification of a statewide class of consumers and alleging that, under Florida laws and regulations applicable to title insurance companies, APTIC was required to but failed to disclose to the plaintiffs that they were entitled to a reduced fee on the title insurance policies purchased by plaintiffs in connection with refinancings of their mortgages. APTIC is also subject to a similar lawsuit in the Supreme Court of New York, County of Nassau, and may be subject to additional similar lawsuits in the future. APTIC intends to vigorously defend these claims. These actions seek, among other things, damages and declaratory and injunctive relief. APTIC intends to vigorously defend these claims. However, we cannot be sure that the outcome of this or any similar litigation will not materially affect our consolidated financial position or results of operations.

The appeal in Baynham, et al. v. PMI Mortgage Insurance Co., arising from PMI’s earlier settlement of a class action in the 11th Federal Circuit in Georgia, has been dismissed after a settlement among the plaintiffs and certain objectors in the class action. As a result of dismissal of the appeal, the settlement in the underlying class action has proceeded. We have previously disclosed the terms of the settlement in our annual report on Form 10-K for the year ended December 31, 2002. PMI has taken charges in 2000, 2001 and 2002 in the amount of its estimated contribution to the settlement of the underlying class action. Settlement proceeds were distributed to plaintiffs in December 2003 and January 2004, and the settlement agreement’s three year injunction expired on December 31, 2003. The injunction, which extended to all members, present and future, of the putative class, provided that so long as certain products and services challenged in the lawsuit, including agency pool insurance, contract underwriting, reinsurance agreements with reinsurance affiliates of lenders and mortgage insurance restructuring transactions with the GSEs, met the minimum requirements for risk transfer and cost recovery specified in the injunction, they would be deemed to be in compliance with RESPA and other applicable laws. The injunction also prohibited lawsuits by class members for any mortgage insurance related claims, including but not limited to such products and services, for any loan transaction closed on or before December 31, 2003.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al.) to obtain reimbursement from its former insurance carriers for costs incurred in connection with its defense and settlement of the Baynham action. In November 2002, PMI and its former insurance carriers filed competing motions for summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for summary judgment and granted the insurance carriers’ motion for summary judgment. PMI’s appeal is currently pending.

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida, seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at greater than PMI’s “best available rate.” The action alleges violations of FCRA. PMI intends to vigorously defend this action. This action seeks, among other things, damages and declaratory and injunctive relief. PMI intends to vigorously defend these claims. However, we cannot be sure that the outcome of this or any similar litigation will not materially affect our consolidated financial position or results of operations.

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of the foregoing actions is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information regarding The PMI Group’s executive officers as of February 27, 2004.

W. ROGER HAUGHTON, 56, is Chairman of the Board and Chief Executive Officer of The PMI Group and Chairman of PMI. He brings more than 33 years of experience to his positions. Mr. Haughton joined us in 1985 from Allstate Insurance Company, where he held various underwriting positions since 1969. He served as President and Chief Executive Officer of PMI from January 1993 until January 2004. He became President, Chief Executive Officer and a director of The PMI Group when The PMI Group went public in April 1995, and was elected Chairman of the Board in May 1998. A graduate of the University of California at Santa Barbara, Mr. Haughton holds a B.A. in economics. He is a member of the executive committee and past President and current Vice President of Mortgage Insurance Companies of America, the industry trade association. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations. Mr. Haughton is a member of the Board of Directors of Habitat for Humanity International, and is on the board and is a former Chairman of Social Compact, a Washington D.C. organization dedicated to promoting revitalization of America’s inner cities. He is also on the executive committee and board of San Francisco’s Bay Area Council. Mr. Haughton is a trustee for the University of California at Santa Barbara, and he also serves on the policy advisory boards for both the Fisher Center for Real Estate & Urban Economics at the University of California at Berkeley and the School of Real Estate at the University of San Diego.

L. STEPHEN SMITH, 54, has been President and Chief Operating Officer of The PMI Group and PMI since September 1998, and has been Chief Executive Officer of PMI since January 2004. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with The PMI Group in January 1995. Prior thereto, he held various executive positions since 1991. Mr. Smith joined us in 1979. Mr. Smith is a member of our Board of Directors.

BRADLEY M. SHUSTER, 49, has been President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation since January 1, 2003. Prior thereto, he was Executive Vice President Corporate Development of The PMI Group and PMI since February 1999. Prior thereto he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior to joining PMI, he was an audit partner with the accounting firm of Deloitte & Touche LLP, where he was employed from January 1978 to July 1995.

VICTOR J. BACIGALUPI, 60, has been Senior Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since February 2003. Prior thereto he was Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since August 1999, and Senior Vice President, General Counsel and Secretary of The PMI Group and PMI since November 1996. Prior to joining The PMI Group, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

DONALD P. LOFE, JR., 47, has been Executive Vice President of The PMI Group and PMI since January 2003 and has been Chief Financial Officer of The PMI Group and PMI since April 1, 2003. Prior to joining The PMI Group, Mr. Lofe was Senior Vice President, Corporate Finance for the CNA Financial Corporation from October 1998 until January 2003. From October 1991 until November 1998, Mr. Lofe was an audit partner with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

JOHN H. FULFORD, 54, has been Executive Vice President and Managing Director, Lender Services of PMI Capital Corporation since February 2003. From August 2001 to January 2003, he was Executive Vice President, National Sales of The PMI Group and PMI. Prior thereto Mr. Fulford was Senior Vice President, National Sales of The PMI Group and PMI since August 1997. Prior to joining The PMI Group, he served as

Senior Vice President, Marketing at Fannie Mae from February 1996 to March 1997 and as Senior Vice President for the company’s Western Region from May 1985 to February 1997. Prior thereto, Mr. Fulford was a Vice President at Fannie Mae since 1983.

DANIEL L. ROBERTS, 53, has been Executive Vice President, Chief Information Officer of The PMI Group and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of The PMI Group and PMI since December 1997. Prior to joining The PMI Group, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined that company in October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche LLP from July 1985 to December 1990. Since August 2001, Mr. Roberts has served on the Board of Directors of Versant Corporation and he serves on the Audit and Nominating Committees of that Board.

DAVID H. KATKOV, 48, has been Executive Vice President, Field Operations and Product Development of The PMI Group and PMI since February 2004. Prior thereto he was Executive Vice President, National Accounts and Product Development from February 2003 to February 2004 and Executive Vice President Product Development, Pricing, and Portfolio Management from August 2001 to February 2003. Mr. Katkov commenced his employment with PMI in 1992 and has held executive positions in marketing and related functions. Prior to joining PMI, Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

REINHARD B. KOESTER, 38, has been Executive Vice President, Chief Risk Officer of The PMI Group since October 2003. Prior thereto he was Group Senior Vice President, Chief Corporate Risk Officer of The PMI Group and had held that position since joining The PMI Group on February 17, 2003. Prior to joining The PMI Group, Mr. Koester was a Vice President at Goldman, Sachs & Co. since 1998.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock

The PMI Group is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol “PMI.” As of February 27, 2004, there were approximately 47 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended December 31, 2003 and 2002:

	2003			2002
	High	Low	Close	High	Low	Close
First quarter	$32.25	$24.03	$25.55	$38.23	$32.95	$37.88
Second quarter	31.90	25.56	26.84	44.00	37.26	38.20
Third quarter	36.21	26.85	33.75	39.15	26.18	27.21
Fourth quarter	39.38	33.79	37.23	33.15	24.82	30.04

Preferred Stock

The PMI Group’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The PMI Group may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. The PMI Group has reserved up to 400,000 shares of preferred stock for issuance under the Rights Plan described below.

Preferred Share Purchase Rights Plan

On January 13, 1998, The PMI Group adopted a Preferred Share Purchase Rights Plan, or the Rights Plan. Under the Rights Plan, all stockholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. However, rights issued under the Rights Plan will not be exercisable initially. The rights will trade with The PMI Group’s common stock and no certificates will be issued until certain triggering events occur. The Rights Plan has a ten year term from the record date, but The PMI Group’s Board of Directors will review the merits of redeeming or continuing the Rights Plan annually. Rights issued under the plan will be exercisable only if a person or group acquires 10% or more of The PMI Group’s common stock or announces a tender offer for 10% or more of the common stock. If a person or group acquires 10% or more of The PMI Group’s common stock, all rights holders except the buyer will be entitled to acquire The PMI Group’s common stock at a discount and/or under certain circumstances to purchase shares of the acquiring company at a discount. The Rights Plan contains an exception that would allow passive institutional investors to acquire up to a 15% ownership interest before the rights would become exercisable.

Payment of Dividends and Policy

The PMI Group has paid regular dividends on its common stock of:

•	$0.0375 per share in each quarter since the quarter ended June 30, 2003;

•	$0.025 per share (as adjusted for our 2-for-1 stock split on June 17, 2002) in each of the five quarters in the period from April 1, 2002 through June 30, 2003;

•	$0.02 per share (as adjusted for our 2-for-1 stock split on June 17, 2002) in each of the eleven quarters in the period from July 1, 1999 through March 31, 2002; and

•	$0.0166 per share (as adjusted for our 3-for-2 stock split on August 16, 1999 and for our 2-for-1 stock split on June 17, 2002) in each of the sixteen quarters in the period from July 1, 1995 through June 30, 1999.

The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our operating results, overall financial condition and capital requirements, as well as general business conditions. The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. PMI’s ability to pay dividends or make distributions or returns of capital to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and the terms of our runoff support agreement with Allstate Insurance Company and capital support agreements with our subsidiaries. See Item. 1, Section B. 10., Regulation, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and —Risk Factors, and Item 8. Financial Statements and Supplementary Data—Note 16. Dividends and Shareholders’ Equity.

Stock Repurchases

In 1998, The PMI Group’s Board of Directors authorized a stock repurchase program in the amount of $100 million. In the first quarter of 2003, we repurchased approximately $20 million of common stock of The PMI Group, and there is no available balance remaining under the 1998 authorization.

On February 20, 2003, The PMI Group’s Board of Directors authorized a new stock repurchase program in the amount of $100 million. As of the date of this report, no repurchases have occurred under this authorization.

Equity Compensation Plan Information

For information on securities authorized for issuance under The PMI Group’s equity compensation plan, refer to Item 3 in The PMI Group’s Proxy Statement for its Annual Meeting for Stockholders, which is incorporated by reference herein.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

NINE-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share data or otherwise noted)
Summary of consolidated operations
Net premiums written	$876,001	$691,607	$600,288	$535,078	$471,135	$409,796	$372,113	$349,809	$271,320

Premiums earned	$696,928	$676,857	$597,221	$530,378	$458,505	$411,922	$394,010	$359,527	$286,056
Net investment income	149,779	120,581	129,773	105,665	86,447	80,055	80,424	66,776	62,918
Equity in earnings (loss) from unconsolidated subsidiaries	4,597	44,225	18,788	11,880	7,061	3,225	1,455	1,547	(605)
Net realized investment gains	84	1,329	11	432	509	24,611	19,584	14,296	11,934
Other	40,333	39,126	28,643	8,309	15,825	20,335	7,949	6,948	4,705

Total revenues	891,721	882,118	774,436	656,664	568,347	540,148	503,422	449,094	365,008

Losses and loss adjustment expenses	209,088	157,575	108,830	100,992	111,678	135,097	150,366	150,643	110,963
Amortization of deferred policy acquisition costs	89,327	83,416	81,782	77,337	80,252	60,280	43,395	48,302	52,881
Other underwriting and operating expenses	175,693	144,877	128,730	95,317	81,846	73,364	58,520	30,343	23,476
Lease abandonment and relocation costs	—	12,183	—	—	—	—	—	—	—
Litigation settlement charge	—	12,222	—	—	—	—	—	—	—
Interest expense	20,815	17,654	15,218	10,361	8,705	7,181	6,907	941	47
Distributions on mandatorily redeemable preferred securities	3,676	4,030	7,604	8,309	8,309	8,311	7,617	—	—

Total losses and expenses	498,599	431,957	342,164	292,316	290,790	284,233	266,805	230,229	187,367

Income from continuing operations before income taxes	393,122	450,161	432,272	364,348	277,556	255,915	236,617	218,865	177,641
Income taxes from continuing operations	118,814	124,545	129,655	110,380	81,198	72,405	65,339	62,598	44,445

Income from continuing operations	274,308	325,616	302,617	253,968	196,358	183,510	171,278	156,267	133,196

Income from discontinued operations before income taxes	26,893	20,628	14,694	9,518	12,531	11,033	6,249	4,595	2,900
Income taxes from discontinued operations	7,186	7,199	5,294	3,274	4,423	4,182	2,218	1,591	865

Income from discontinued operations	19,707	13,429	9,400	6,244	8,108	6,851	4,031	3,004	2,035

Income before extraordinary items and cumulative effect of a change in accounting principle	294,015	339,045	312,017	260,212	204,466	190,360	175,309	159,271	135,231
Extraordinary gain on write off of negative goodwill, net of income taxes of $408	5,418	—	—	—	—	—	—	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	—	(4,805)	—	—	—	—	—	—
Cumulative effect of accounting change	—	7,172	—	—	—	—	—	—	—

Net Income	$299,433	$346,217	$307,212	$260,212	$204,466	$190,360	$175,309	$159,271	$135,231

Tax rate for continuing operations	30.2%	27.7%	30.0%	30.3%	29.3%	28.3%	27.6%	28.6%	25.0%

THE PMI GROUP, INC. AND SUBSIDIARIES

NINE-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share data or otherwise noted)
U.S Mortgage Insurance Operating Ratios
Loss ratio	36.2%	24.5%	18.1%	19.0%	24.7%	32.8%	38.2%	41.9%	38.8%
Expense ratio (1)	22.0%	25.3%	25.5%	26.7%	29.4%	25.5%	22.7%	18.6%	25.5%

Combined ratio	58.2%	49.8%	43.6%	45.7%	54.1%	58.3%	60.9%	60.5%	64.3%

Consolidated Balance Sheet Data
Total assets	$4,794,289	$3,517,049	$2,989,952	$2,392,657	$2,100,762	$1,777,870	$1,686,603	$1,509,919	$1,304,440
Reserve for losses and loss adjustment expenses	$346,939	$333,569	$303,816	$287,088	$273,645	$206,132	$192,211	$190,425	$183,615
Long-term debt	$819,543	$422,950	$422,950	$136,819	$145,367	$99,476	$99,409	$99,342	$—
Mandatorily redeemable preferred securities	$—	$48,500	$48,500	$99,109	$99,075	$99,040	$99,006	$—	$—
Shareholders’ equity	$2,784,029	$2,193,833	$1,786,688	$1,499,211	$1,217,268	$1,097,515	$1,061,180	$986,862	$870,503
Return on equity	12.3%	17.1%	18.5%	19.3%	17.7%	17.7%	17.2%	17.1%	17.2%

Average Shares Outstanding (2) (in thousands)
Basic	89,915	89,843	88,887	88,507	89,787	94,181	100,157	104,855	105,009
Diluted	91,045	91,380	90,668	90,037	90,488	94,598	100,531	105,120	105,367

Per Share Data (2)
Net income
Basic	$3.33	$3.85	$3.46	$2.94	$2.28	$2.02	$1.75	$1.51	$1.29
Diluted	$3.29	$3.79	$3.39	$2.89	$2.26	$2.01	$1.75	$1.50	$1.29
Cash dividends declared	$0.13	$0.10	$0.08	$0.08	$0.07	$0.07	$0.07	$0.07	$0.07

PMI Operating and Statutory Data
New primary insurance written (in millions)	$57,301	$47,803	$46,235	$27,295	$28,733	$27,820	$15,307	$17,883	$14,459
New primary policies issued	381,249	332,234	335,213	206,493	219,038	211,161	119,190	142,900	119,631
Direct primary insurance in force (in millions)	$105,241	$107,579	$109,158	$96,914	$86,729	$80,682	$77,787	$77,312	$71,430
Direct primary risk in force (in millions)	$24,668	$25,188	$25,772	$23,559	$21,159	$19,324	$18,092	$17,336	$15,130
Number of primary policies in force	827,225	874,202	882,846	820,213	749,985	714,210	698,831	700,084	657,800
Persistency	44.6%	56.2%	62.0%	80.3%	71.9%	68.0%	80.8%	83.3%	86.4%
Default rate	4.53%	4.18%	2.86%	2.21%	2.12%	2.31%	2.38%	2.19%	1.98%
Statutory capital	$2,561,765	$2,192,712	$1,900,709	$1,617,519	$1,372,273	$1,193,899	$1,114,342	$988,475	$824,156
Risk-to-capital ratio	9.1:1	11.3:1	13.0:1	14.1:1	14.8:1	14.9:1	14.6:1	15.9:1	15.8:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. 2002 expense ratio includes lease abandonment and relocation costs as well as litigation settlement charge.
(2)	Share data has been split-adjusted.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include: (i) our expectations that expenditures on new strategic investments will decline in the near term, that a significant portion of net income derived from our Financial Guaranty segment will be generated by our investment in FGIC Corporation, and that we will realize a gain on the sale of APTIC; and (ii) our expectations with respect to PMI’s persistency rate and incurred losses in 2004, the size of the U.S. mortgage origination market in 2004, and potential expense savings relating to PMI’s consolidation of certain field underwriting offices.

When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in any forward-looking statement made by us. Forward-looking statements involve a number of risks of uncertainties including, but not limited to, the risks described under the heading “Risk Factors.” All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $245.5 million in 2003, primarily derived from PMI.

•	International Operations. We offer mortgage insurance and other credit enhancement products in Europe, Australia, New Zealand and Hong Kong. In October 2003, we entered into a definitive agreement to acquire the U.K. lenders’ mortgage insurance portfolio from Royal & Sun Alliance, or R&SA. The portfolio consists of U.K. residential mortgage loans originated in 1993 and subsequent years and covers approximately $15 billion of original insured principal value and approximately $2.3 billion of remaining exposure. The acquisition is subject to U.K. and Irish regulatory approval and U.K. court approval, which is anticipated to take approximately six to nine months, and other customary closing conditions. Net income from our International Operations segment was $78.6 million in 2003, primarily derived from our Australian and New Zealand operations.

•	Financial Guaranty. On December 18, 2003, we became the lead investor in FGIC Corporation, whose subsidiary, FGIC, primarily provides financial guaranty insurance. We also have a significant interest in RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $10.4 million in 2003.

•

Other.    Our Other segment consists of holding company and contract underwriting revenue and expenses, equity in earnings (losses) primarily from our unconsolidated strategic investment Fairbanks and the discontinued operations of our title insurance subsidiary, APTIC. On October 27, 2003, we announced that we had reached a definitive agreement to sell APTIC for $115 million in cash, subject to post-closing adjustments. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2004. Our Other segment generated a net loss of $35.1 million in 2003, primarily due to losses at Fairbanks and contract underwriting operations.

Our goal is to become a global provider of credit enhancement products across multiple asset and risk classes and to continue to diversify our product offerings beyond mortgage insurance, while at the same time expanding our mortgage insurance product offerings. The percentage of our consolidated net income generated by our International and Financial Guaranty segments has increased from 14% in 2001, to 15% in 2002, to 29% in 2003. We expect that our expenditures on new strategic investments will significantly decline in the near term as we concentrate on managing, growing and diversifying the product offerings in our principal businesses of mortgage insurance, other mortgage-related credit enhancement products and financial guaranty insurance.

Revenues and Expenses

Our revenues from continuing operations consist primarily of:

•	premiums earned on our U.S. and international mortgage insurance policies and credit enhancement products;

•	net investment income on our investment portfolios;

•	equity in earnings (losses) from our unconsolidated subsidiaries; and

•	other income, including fees from contract underwriting services.

Our expenses consist primarily of:

•	claims paid to policyholders, claims-related expenses and changes in reserves;

•	amortization of deferred policy acquisitions costs;

•	underwriting, acquisition and policy servicing costs, contract underwriting costs and remedies, and general administration and overhead expenses;

•	interest and financing expenses; and

•	income taxes.

Conditions and Trends Affecting our Business

Overview of 2003 Financial Results

Our consolidated net income was $299.4 million in 2003, compared to $346.2 million in 2002. U.S. economic conditions in 2003 adversely affected our U.S. Mortgage Insurance Operations segment and, accordingly, our consolidated financial results. The U.S. economic recession contributed to increases in U.S. Mortgage Insurance Operations claims paid and our consolidated losses and loss adjustment expenses in 2003. Low U.S. mortgage interest rates leading to a record mortgage refinance market adversely affected U.S. Mortgage Insurance Operations premiums earned and expenses. There can be no assurance that these conditions will not continue in 2004. In addition, our share of the net losses at Fairbanks due to its regulatory issues, rating agency downgrades and related matters negatively impacted our consolidated net income. Favorable economic conditions in Australia and New Zealand, including a vibrant housing market and strengthening Australian dollar, contributed to net income growth in our International Operations segment in 2003, positively affecting our consolidated financial results.

Approximately 17% of our consolidated total revenues in 2003 was interest and dividend income associated with our investment portfolio of approximately $2.8 billion. Accordingly, the performance of corporate and municipal bond and securities markets in the U.S., Australia and Europe can significantly affect our consolidated financial results. Our primary goal in managing our investment portfolios is to achieve a predictable level of income while maintaining adequate levels of liquidity, safety and preservation of capital; growth is a secondary consideration and the realization of taxable gains is minimized. A substantial portion of our investment portfolio is invested in fixed income securities.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	Policy Cancellations (Persistency). Lower interest rates in 2002 and 2003 resulted in heavy mortgage refinance activity and caused PMI’s policy cancellations to increase. PMI’s persistency rate, the percentage of insurance policies at the beginning of a 12-month period that remain in force at the end of that period, was 44.6% at December 31, 2003 compared to 56.2% at December 31, 2002. Low persistency caused PMI’s revenues, cash available for investment and insurance in force to decline in 2003. We do not expect PMI’s persistency rate to increase significantly during 2004 unless mortgage interest rates significantly increase and refinance activity significantly declines from 2003 levels.

•	New Insurance Written (NIW). While PMI’s NIW increased by 20% in 2003, insurance in force and premiums earned decreased because NIW did not exceed the loss of insurance in force through policy cancellations. Changes in NIW can affect the average age of PMI’s insurance in force and, therefore, the portion of PMI’s insurance in force that consists of policies in their peak claims-paying years. Changes in NIW can also affect PMI’s average coverage levels and, therefore, PMI’s premiums written and earned. PMI’s ability to write new mortgage insurance is influenced by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage, and private mortgage insurance markets. We currently expect the mortgage origination and refinance mortgage markets to decrease in 2004 compared to 2003, especially if U.S. mortgage interest rates increase or remain at current levels.

•	PMI’s Loss Experience and Reserves. PMI’s claims paid increased in 2003 compared to 2002 as a result of the aging of PMI’s insurance portfolio, higher levels of unemployment and higher claim rates associated with a portion of its portfolio that contains non-traditional and less-than-A quality mortgage loans. A significant majority of PMI’s mortgage insurance claims occur between the second and fifth years after loan origination. Approximately 85% of PMI’s insurance in force at December 31, 2003 was written after January 1, 2001. We expect PMI’s losses associated with claims paid to increase in 2004 compared to 2003 as a result of the aging of PMI’s relatively young insurance portfolio, unemployment in the U.S. and the non-traditional and less-than-A quality mortgage loans in the portfolio. Changes in economic conditions may not necessarily be reflected in PMI’s claims development in the quarter or year in which they occur.

•	Captive Reinsurance. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders. In return, a portion of PMI’s gross premiums written is ceded to the captive reinsurers. At December 31, 2003, approximately 50% of PMI’s insurance in force was subject to captive reinsurance agreements, compared to approximately 43% at December 31, 2002. The increase was driven by refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW being generated by lenders with captive reinsurance arrangements. We expect that the percentage of our insurance in force that involves captive reinsurance will further increase in 2004, thereby negatively impacting PMI’s net premiums written and earned.

•

Underwriting and Operating Expenses.    The profitability of our business depends in part on our ability to control our underwriting and operating expenses. Our expense ratio, the ratio of underwriting expenses to net premiums written, in our U.S. Mortgage Insurance Operations segment has been adversely affected by lower persistency, which has reduced PMI’s premiums written, by the increased use of captive reinsurance, which decreases premiums written without a necessarily corresponding decrease in underwriting expenses, and by increased acquisition costs associated with higher levels of NIW.

•	Alternative Forms of Credit Enhancement—80/10/10s. 80/10/10 loans, which include a first mortgage lien with an LTV of 80%, a 10% second mortgage lien and a 10% down-payment, and other similar forms of credit enhancement reduce the available market for primary insurance. We believe that the use of 80/10/10 loans increased significantly in 2003 and 2002.

•	Regulatory and Legislative Environment. At any point in time, there are multiple proposals and initiatives for statutory and regulatory changes that may significantly affect the mortgage insurance industry as well as PMI’s business. We may also be impacted by changes in regulations affecting the GSEs, including changes to the risk-based capital rules, and as a result of changes in the GSEs’ eligibility guidelines.

International Operations.    The financial performance of our International Operations segment is affected by the following factors, among others:

•	PMI Australia. PMI Australia’s mortgage insurance coverage is typically purchased with a single, lump-sum premium. Accordingly, policy cancellations do not negatively impact PMI Australia’s revenue but rather decrease its overall claim risk and increase net premiums earned. PMI Australia’s losses and loss adjustment expenses decreased significantly in 2003 partly as a result of a strong housing market. We expect the rate of Australian home price appreciation to moderate in 2004. The Australian and New Zealand economies performed well in 2003 and PMI Australia’s results are closely tied to developments in those economies.

•	PMI Europe. To date, PMI Europe has derived most of its revenues from capital markets products. PMI Europe intends to utilize its pending acquisition of the R&SA portfolio to expand into the first-loss mortgage insurance market in the U.K. PMI Europe’s ability to expand its business in the U.K. and elsewhere in Europe depends in part on the degree to which its products are accepted in Europe’s secondary mortgage market and as a method to reduce capital requirements with respect to the New Basel Capital Accord (Basel II).

•	Currency Exchange Fluctuations. The performance of our International Operations is subject to currency exchange fluctuations, particularly by fluctuations in the exchange rates between the U.S. dollar, the Australian dollar, pounds sterling and Euro. Based on the exchange ratio at December 31, 2002, 2003 net income for our International Operations segment benefited by $8.7 million from changes in foreign exchange rates in 2003.

Financial Guaranty.    As a result of our recent strategic investment in FGIC Corporation, we expect that a significant portion of net income derived from our Financial Guaranty segment will be generated by our investment in FGIC Corporation. Although we own a significant portion of the equity of FGIC Corporation and are able to appoint representatives to its board of directors, we do not control the operations of FGIC Corporation. Factors affecting FGIC Corporation’s financial performance include the maintenance of FGIC’s ratings, interest rate movements, the level of public financings and FGIC’s ability to expand into new markets.

Other.    Factors affecting the financial performance of our Other segment include:

•

Fairbanks.    Our equity in losses from Fairbanks for 2003 totaled $17.7 million. Fairbanks’ losses in 2003 were primarily attributable to expenses relating to its settlement of certain regulatory actions and civil class action lawsuits, associated restructuring expenses and operating losses. Fairbanks still faces significant regulatory issues and pending class action litigation. In 2003, the rating agencies downgraded Fairbanks Capital’s servicer ratings. As a result of these downgrades, Fairbanks Capital is no longer qualified to be named as a primary servicer on future residential mortgage-backed securities, or RMBS, transactions rated by Moody’s or S&P. Fairbanks Capital may serve as a subservicer on these rated transactions under certain circumstances. Fairbanks is attempting to obtain upgrades of its servicer ratings in 2004 so that it may regain its qualification to be named as primary servicer on future RMBS transactions rated by Moody’s and S&P. Even if it is successful in its efforts, Fairbanks may not regain profitability this year. We regularly evaluate our investment balance in Fairbanks for impairment in accordance with GAAP. Through December 31, 2003, we reported our equity in Fairbanks’ results on a one-month lag basis.

•	Contract Underwriting Services. New policies processed by contract underwriters represented 25% of PMI’s NIW in 2003, compared to 30% in 2002. We anticipate that loans underwritten by us will continue to make up a significant percentage of PMI’s NIW. As a part of contract underwriting services, we provide monetary, indemnification and other remedies to customers in the event of a failure to properly underwrite a mortgage loan. Contract underwriting remedies paid in 2003 totaled $13.1 million.

•	Other. Net income in 2003 from our Other segment included net investment income, net income from APTIC, classified as discontinued operations, expenses related to salaries and other corporate overhead, and interest expense and distributions on our mandatorily redeemable preferred securities.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Consolidated Results

The following table presents our consolidated financial results for the years ended December 31, 2003, 2002 and 2001.

				Percentage Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
	(Dollars in millions, except per share data)
Revenues:
Premiums earned	$696.9	$676.9	$597.2	3%	13%
Net investment income	149.8	120.6	129.8	24%	(7)%
Equity in earnings from unconsolidated strategic investments	4.6	44.2	18.8	(90)%	135%
Net realized investment gains	0.1	1.3	—	(92)%	—
Other income	40.3	39.1	28.6	3%	37%

Total revenues	891.7	882.1	774.4	1%	14%

Losses and expenses:
Losses and loss adjustment expenses	209.1	157.6	108.8	33%	45%
Amortization of deferred policy acquisition costs	89.3	83.4	81.8	7%	2%
Other underwriting and operating expenses	175.7	144.9	128.7	21%	13%
Lease abandonment and relocation costs	—	12.2	—	—	—
Litigation settlement charge	—	12.2	—	—	—
Interest expense and distributions on mandatorily redeemable preferred securities	24.5	21.7	22.8	13%	(5)%

Total losses and expenses	498.6	432.0	342.1	15%	26%

Income from continuing operations before income taxes	393.1	450.1	432.3	(13)%	4%
Income taxes from continuing operations	118.8	124.5	129.7	(5)%	(4)%

Income from continuing operations	274.3	325.6	302.6	(16)%	8%

Income from discontinued operations before income taxes	26.9	20.6	14.7	31%	40%
Income taxes from discontinued operations	7.2	7.2	5.3	—	36%

Income from discontinued operations	19.7	13.4	9.4	47%	43%

Income before extraordinary items and cumulative effect of a change in accounting principle	294.0	339.0	312.0	(13)%	9%
Extraordinary gain on write off of negative goodwill, net of income taxes of $0.4 million	5.4	—	—	—	—
Extraordinary loss on extinguishment of debt, net of income tax benefit of $2.6 million	—	—	(4.8)	—	—
Cumulative effect of a change in accounting principle	—	7.2	—	—	—

Net income	$299.4	$346.2	$307.2	(14)%	13%

Diluted earnings per share	$3.29	$3.79	$3.39	(13)%	12%

Consolidated net income for 2003 decreased by 14% over 2002, due primarily to increases in losses and loss adjustment expenses and other underwriting and operating expenses in our U.S. Mortgage Insurance Operations. Total revenues in 2003 were impacted by increases in premiums earned in our International Operations and an increase in net investment income, offset by a decrease in equity in earnings from unconsolidated strategic investments, principally from Fairbanks, and the decrease in persistency in U.S. Mortgage Insurance Operations. Consolidated net income for 2002 increased by 13% over 2001, largely attributable to the increases in premiums earned and equity in earnings from our consolidated strategic investments, partially offset by higher losses and underwriting and operating expenses.

Premiums earned represent the amount of premiums recognized as revenue for accounting purposes. The increase in premiums earned in 2003 over 2002 was attributable primarily to increased premiums earned by PMI Australia, offset by cumulative adjustments for ceded premiums of $8.4 million recorded in the fourth quarter of 2003 (see U.S. Mortgage Insurance Operations—Premiums written and earned below). The increase in premiums earned in 2002 over 2001 was due primarily to the growth of the primary mortgage insurance portfolio and an increase in the volume of modified pool insurance written in our U.S. Mortgage Insurance Operations.

The increase in net investment income in 2003 over 2002 was due to growth in our investment portfolio combined with adjustments to increase interest income related to accretion of discounts and call premiums. Our investment portfolio grew primarily as a result of excess cash flows from operations. During the fourth quarter of 2003, we made adjustments to reflect the appropriate accounting treatment related to the accretion of discounts and call premiums on bonds that have been called for early redemption. The adjustment related to the periods 2000 through 2003 and included a reclassification of $5.2 million of net realized gains to interest income as well as a positive yield adjustment of $5.1 million to reflect the accretion of purchase discounts and call premiums. The net effects of these adjustments were an increase in net investment income of $10.3 million and a decrease in net realized investment gains of $5.2 million. The decrease in net investment income in 2002 over 2001 was primarily the result of the deployment of capital with respect to PMI Plaza, and a decline in the portfolio yield.

We account for our unconsolidated strategic investments and limited partnerships using the equity method of accounting. The decrease in equity earnings from our unconsolidated strategic investments and limited partnerships in 2003 over 2002 was due primarily to losses at Fairbanks, our proportionate share of which was $17.7 million in 2003 compared to $22.4 million of net income in 2002. The increase in equity earnings from our unconsolidated strategic investments in 2002 over 2001 was primarily attributable to the increase in our ownership of Fairbanks to 57% in 2002 and the growth in Fairbanks’ servicing portfolio.

Included in net realized investment gains and losses are impairment losses recognized for financial reporting purposes on certain impaired securities in our investment portfolio and other investments. Impairment losses were $0.5 million in 2003, compared to $6.9 million in 2002 and $3.2 million in 2001. In September 2003, we sold our ownership interests in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, or Truman, and incurred a $3.6 million loss, which was included in net realized investment gains and losses.

The increases in other income in 2003 and 2002 were largely attributable to higher fees generated from our contract underwriting services. Contract underwriting services are included in our Other segment.

The increase in our losses and loss adjustment expenses in 2003 over 2002 was the result of an increase in claims paid in our U.S. Mortgage Insurance Operations, and an increase in loss reserves for PMI Europe, partially offset by a reduction of loss reserves for PMI Australia. The increase in losses and LAE in 2002 over 2001 was the result of higher levels of claims in our U.S. Mortgage Insurance Operations (see Critical Accounting Policies and Estimates, Reserves for Losses and LAE below).

The increase in other underwriting and operating expenses in 2003 over 2002 was due largely to the increases in underwriting and operating expenses in our U.S. and Australian operations and an increase in remedy expenses in our contract underwriting services. The increase in other underwriting and operating expenses in 2002 over 2001 was the result of increased contract underwriting expenses associated with higher contract underwriting activity.

The increase in interest expense and distribution on mandatorily redeemable preferred securities was due to the interest on the equity units issued in November 2003.

In October 2003, we reached a definitive agreement to sell our title insurance operations, American Pioneer Title Insurance Company, or APTIC, for $115 million in cash subject to post-closing adjustments. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2004. In accordance with Statement on Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Live Assets, the results of APTIC are classified as discontinued operations with prior periods adjusted for comparability. We expect to realize a gain on the transaction upon receiving regulatory approval.

We recognized an extraordinary (after-tax) gain of $5.4 million, which was our share of negative goodwill recognized by FGIC Corporation resulting from the application of purchase accounting adjustments. Due to subsequent refinements of FGIC Corporation’s purchase accounting adjustments, this extraordinary (after-tax) gain was $3.0 million larger than estimated in our January 27, 2004 earnings press release.

Segment Results

During the fourth quarter of 2003, we changed our reporting segments primarily to reflect our investment in FGIC and the pending sale of APTIC, which has been accounted for as discontinued operations. The following table presents net income (loss) for each of our segments for the years ended December 31, 2003, 2002 and 2001.

				Percentage Change
	2003	2002	2001	2003 vs. 2002	2001
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$245.5	$280.8	$283.7	(13)%	(1)%
International Operations	78.6	48.4	40.2	62%	20%
Financial Guaranty	10.4	2.8	2.4	271%	17%
Other	(35.1)	14.2	(19.1)	—	—

Consolidated Net Income	$299.4	$346.2	$307.2	(14)%	13%

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI and affiliated U.S. mortgage insurance and reinsurance companies. CMG is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated strategic investments. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

				Percentage Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
	(Dollars in millions)
Premiums earned	$592.8	$611.1	$550.9	(3)%	11%
Equity in earnings from unconsolidated strategic investments	$13.6	$12.4	$10.7	10%	16%
Losses and LAE	$214.7	$149.9	$99.5	43%	51%
Underwriting and operating expenses	$151.1	$132.6	$137.2	14%	(3)%
Lease abandonment and relocation costs	—	$9.3	—	—	—
Litigation settlement charge	—	$12.2	—	—	—
Net income	$245.5	$280.8	$283.7	(13)%	(1)%

Premiums written and earned—PMI’s net premiums written refers to the amount of premiums recognized based on effective coverage during a given period, net of refunds, and net of premiums ceded primarily, but not exclusively, under captive reinsurance agreements. In captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, a proportionate amount of PMI’s gross premiums written is ceded to captive reinsurance companies. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
	(Dollars in millions)
Gross premiums written	$847.2	$722.3	$615.8	17%	17%
Ceded premiums, net of assumed premiums	(128.0)	(97.2)	(61.1)	32%	59%
Cumulative adjustment of ceded premiums	(8.4)	—	—	—	—
Refunded premiums	(25.7)	(16.1)	(17.7)	60%	(9)%

Net premiums written	$685.1	$609.0	$537.0	12%	13%

Premiums earned	$592.8	$611.1	$550.9	(3)%	11%

The increase in premiums written for 2003 over 2002 was largely due to a single transaction in which PMI restructured certain existing primary insurance policies, relating primarily to less-than-A quality loans, with an aggregate unpaid principal balance of $2.9 billion. PMI and the customer canceled the existing contract and PMI returned unearned premiums under the initial contract to the customer of approximately $6 million. PMI issued a new policy which provides primary insurance coverage for the life of each affected loan in exchange for a single premium of approximately $114 million. Approximately $5 million of this premium was earned in the fourth quarter of 2003, with the balance to be earned over the next ten years. The increase in premiums written in 2002 over 2001 was due to an increase in modified pool insurance written and growth in the primary insurance portfolio.

The increases in ceded premiums were driven primarily by the increasing percentage of primary insurance in force subject to captive reinsurance agreements. Heavy refinance volume resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio.

In 2003, 54% of primary NIW was subject to captive reinsurance agreements compared to 56% in 2002 and 45% in 2001. This decrease was due primarily to an increase in the amount of NIW PMI received through its bulk channel in 2003 compared to 2002. NIW received through the bulk channel generally is not subject to captive reinsurance agreements; accordingly, the level of bulk activity impacts the percentage of primary new insurance subject to captive reinsurance agreements. As of December 31, 2003, approximately 50% of primary insurance and risk in force were subject to captive reinsurance agreements, compared to approximately 43% at December 31, 2002 and approximately 33% at December 31, 2001. We anticipate that captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

During the fourth quarter of 2003, we made cumulative adjustments to ceded premiums of $8.4 million pre-tax, which decreased premiums earned. The adjustments were made to reflect a more appropriate accounting treatment of captive reinsurance premium cessions related to the periods from 1998 through 2003.

Upon cancellation of certain insurance coverage, PMI refunds the portion of premiums that is unearned to the borrowers or servicers. The increases in refunded premiums in 2003 over 2002 and 2002 over 2001 were due primarily to the refund associated with the single transaction discussed above, and to an increase in policy cancellations resulting from refinance activities (see Primary insurance and risk in force below).

PMI’s premiums earned decreased in 2003 over 2002, reflecting the impact of lower persistency, an increase in ceded premiums under captive reinsurance agreements, the cumulative adjustments to ceded premiums, and a reduction in PMI’s unearned premium reserve. During the first quarter of 2003, we completed a review of PMI’s unearned premium reserve and loss reserves for its pool insurance business and determined that the actual loss development was lower than underwriting expectations. Accordingly, we reduced the unearned premium reserve to match actual loss experience, which resulted in $7.1 million of additional premiums earned in the first quarter of 2003. The increase in premiums earned in 2002 over 2001 was attributable to an increase in modified pool written and growth in primary insurance portfolio.

Losses and LAE—PMI’s total losses and LAE represent claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. PMI’s total losses and LAE and related claims data are shown in the following table.

				Percentage Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
	(Dollars in millions or as otherwise noted)
Claims paid including LAE	$204.6	$121.4	$88.6	69%	37%
Change in net loss reserves	10.1	28.5	10.9	(65)%	161%

Total losses and LAE	$214.7	$149.9	$99.5	43%	51%

Number of primary claims paid	7,501	4,860	3,695	54%	32%
Average primary claim size (in thousands)	$23.3	$20.5	$21.4	14%	(4)%

The increase in claims paid and total losses and LAE in 2003 over 2002 was due to increases in the average primary claim size, the percentage of delinquent loans going to claim, and the total number of primary loans in default. The increase in the average primary claim size was the result of increases in the average principal balance of loans and deeper coverage amounts, principally on bulk loans which represented a larger percentage of all claims in 2003 than in 2002. PMI’s delinquent primary bulk loans that result in claims generally reach claims status more quickly than primary flow loans. This faster rate to claim allows less time for equity appreciation or loss mitigation by PMI and, accordingly, generally leads to higher claims paid. The increases in the percentage of delinquent loans going to claim and the number of primary loans in default were caused by higher levels of unemployment in the economy and the seasoning of PMI’s primary portfolio. Claims paid and LAE include amounts paid on pool claims. Pool claims paid was $17.3 million in 2003, compared to $10.6 million in 2002. The increase was primarily due to seasoning of PMI’s modified pool portfolio and the economic factors described above. The increases in 2002 over 2001 claims paid and total losses and LAE were due to higher default and claim rates associated with the maturation of PMI’s primary insurance business and PMI’s GSE Pool insurance portfolio, the increases in less-than-A quality loans and non-traditional loans in PMI’s 2000 insurance portfolio, and generally weaker economic conditions and higher unemployment rates throughout the U.S.

During the second quarter of 2003, we assessed the reasonableness of our estimate of reserves for LAE. As a result of this assessment, we decreased PMI’s LAE reserves by approximately $14 million and reduced the allocation of claim related expenses from operating expenses to LAE. PMI’s case and incurred but not reported reserves were increased by approximately the same amount of the reduction to LAE reserves according to our best estimate for loss reserves as of June 30, 2003. For a discussion of changes in net loss reserves, see Critical Accounting Policies and Estimates, Reserves for Losses and LAE, below.

PMI’s primary default data are presented in the table below.

				Percentage Change /Variance
	As of December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001
Primary loans in default	37,445	36,537	25,228	2%		45%
Primary default rate	4.53%	4.18%	2.86%	0.35	pps	1.32	pps
Primary default rate excluding bulk transactions	3.89%	3.52%	2.54%	0.37	pps	0.98	pps
Primary default rate for bulk transactions	9.45%	10.37%	5.55%	(0.92	)pps	4.82	pps

The increase in PMI’s primary loans in default as of December 31, 2003 over December 31, 2002 was primarily the result of the seasoning of PMI’s portfolio, particularly its bulk portfolio acquired in and after 2000, and weaker economic conditions. The increase in 2002 over 2001 was primarily the result of the weaker economy in the U.S. and the seasoning of PMI’s portfolio. The increases in PMI’s primary default rates in 2003 and 2002 were driven by increases in primary loans in default and declines in the number of policies in force. The default rates for bulk transactions at December 31, 2003 and 2002 were higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of December 31, 2003, PMI’s modified pool insurance (see Modified pool insurance below) default rate was 5.45% with 10,368 modified pool loans in default, compared to a default rate of 4.27% with 7,070 loans in default at December 31, 2002. The increase was primarily due to the seasoning of this portfolio and the condition of the U.S. economy. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and deductibles, in some instances, reduce PMI’s potential for loss exposure on loans insured by those products. PMI’s default rate for GSE Pool (see Pool insurance below) at December 31, 2003 was 3.60% with 3,870 GSE Pool loans in default compared to a default rate of 1.48% with 6,250 loans in default as of December 31, 2002. The increase in the default rate and the decrease in loans in default were driven by a decline in the number of loans covered by GSE pool policies.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
	(Dollars in millions)
Amortization of deferred policy acquisitions costs	$78.9	$76.5	$76.6	3%	—
Other underwriting and operating expenses	72.1	56.1	60.6	29%	(7)%
Lease abandonment and relocation costs	—	9.3	—	—	—
Litigation settlement charge	—	12.2	—	—	—

Total underwriting and operating expenses	$151.0	$154.1	$137.2	(2)%	12%

Policy acquisition costs incurred and deferred	$84.2	$76.6	$77.6	10%	(1)%

Policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales-related activities. These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and are offset by increased efficiency from the use of PMI’s electronic origination and delivery methods. Electronic delivery accounted for 80% of PMI’s insurance commitments from its primary flow channel in 2003, compared to 69% in 2002 and 52% in 2001.

Other underwriting and operating expenses consist of all other costs that are not attributable to the acquisition of new business and that are recorded as expenses when incurred. The increase in other underwriting and operating expenses in 2003 over 2002 was due to payroll and related expenses, depreciation and premium taxes. The decrease in 2002 over 2001 was due in part to higher ceding commissions related to captive reinsurance agreements and contract underwriting expense allocations. PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to MSC, which is reported in the Other segment, thereby reducing U.S. Mortgage Insurance Operation’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $44.3 million in 2003, $46.1 million in 2002 and $38.8 million in 2001. The increase in allocations in 2002 over 2001 reflects higher contract underwriting activity.

As previously discussed, we completed an analysis of LAE during the second quarter of 2003 which resulted in a decrease of reserves for LAE and a corresponding decrease to LAE allocation from operating expenses. The effect of this adjustment on operating results was a reduction to the allocation of operating expenses to LAE by approximately $1 million per quarter, thereby increasing other underwriting and operating expenses beginning in the second quarter of 2003.

PMI will consolidate certain field underwriting offices and reduce the number of field personnel in 2004. This consolidation is expected to result in expense savings beginning in 2005. We expect aggregate charges for the present value of the remaining lease obligations and payroll related expenses to total between $3 million and $4 million.

Ratios—PMI’s loss, expense and combined ratios are shown below.

	2003	2002	2001	Variance
				2003 vs. 2002		2002 vs. 2001
Loss ratio	36.2%	24.5%	18.1%	11.7	pps	6.4	pps
Expense ratio	22.0%	25.3%	25.5%	(3.3)	pps	(0.2)	pps

Combined ratio	58.2%	49.8%	43.6%	8.4	pps	6.2	pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increases in the loss ratios in 2003 and 2002 were primarily driven by increases in total incurred losses. PMI’s expense ratio is the ratio of underwriting and operating expenses to net premiums written. The declines in PMI’s expense ratios in 2003 and 2002 were attributable partly to the increases in net premiums written. The expense ratio in 2002 included $9.3 million of expenses related to the relocation of the Company’s headquarters and a $12.2 million charge related to litigation settlement. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW—The components of PMI’s primary NIW are as follows:

	2003	2002	2001	Percentage Change
				2003 vs. 2002	2002 vs. 2001
	(Dollars in millions)
Primary NIW:
Primary NIW—flow channel	$50,236	$44,650	$39,720	13%	12%
Primary NIW—bulk channel	7,065	3,153	6,517	124%	(52)%

Total primary NIW	$57,301	$47,803	$46,237	20%	3%

PMI’s increases in primary NIW in 2003 and 2002 were driven by higher volumes of residential mortgage originations and refinance activities due to the historically low interest rate environment. As estimated by Mortgage Bankers Association of America, total U.S. residential mortgage originations were $3.4 trillion in 2003, $2.5 trillion in 2002 and $2.1 trillion in 2001.

Traditional pool insurance—Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs, or GSE Pool, and to the capital markets, or Old Pool. GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $0.5 billion at December 31, 2003, $0.8 billion at December 31, 2002 and $0.8 billion at December 31, 2001. Old Pool risk in force was $0.7 billion as of December 31, 2003, $0.9 billion as of December 31, 2002 and $1.1 billion as of December 31, 2001.

Modified pool insurance—In 2003, PMI wrote $358.9 million of modified pool risk, compared to $807.9 million in 2002 and $398.8 million in 2001. The decrease in 2003 was due to a reduction in demand by our principal customer for this product. Modified pool risk in force was $1,390.9 million at December 31, 2003, $1,159.6 million at December 31, 2002 and $414.5 million at December 31, 2001.

Primary insurance and risk in force—Primary insurance in force and risk in force for PMI are shown in the table below.

	As of December 31,			Percentage Change /Variance
				2003 vs. 2002		2002 vs. 2001
	2003	2002	2001
	(Dollars in millions, except percentages)
Primary insurance in force	$105,241	$107,579	$106,364	(2)%		1%
Primary risk in force	$24,668	$25,188	$25,009	(2)%		1%
Pool risk in force	$2,859	$3,128	$2,542	(9)%		23%
Policy persistency rate *—primary	44.6%	56.2%	62.0%	(11.6	)pps	(5.8	)pps

*	Persistency rate, as of any date, is the percentage of insurance policies 12 months prior to that date which remain in force on that date.

The decreases in primary insurance in force and risk in force at December 31, 2003 compared to December 31, 2002 were primarily driven by higher policy cancellations. The moderate increases in 2002 primary insurance in force and risk in force from 2001 were driven by a higher volume of primary NIW, partially offset by policy cancellations. Policy cancellations increased by 28% to $59.6 billion in 2003, compared to an increase of 30% to $46.6 billion in 2002 and an increase of 110% to $35.8 billion in 2001. Low mortgage interest rates in 2003 and 2002 resulted in heavy mortgage refinancing activity, which have caused PMI’s policy cancellations to increase and PMI’s policy persistency rate to decline.

Credit characteristics—PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. A small number of loans insured by PMI include both less-than-A quality and non-traditional characteristics. Less-than-A quality and non-traditional loans that resulted in claims in 2003 and 2002 generally had deeper coverage and, in the case of bulk loans, reached claims status more quickly than A quality and traditional loans, contributing to higher average claim amounts in PMI’s less-than-A quality and non-traditional portfolio. PMI generally expects higher default and delinquency rates and faster prepayment speeds for less-than-A quality loans and non-traditional loans than for PMI’s A quality and traditional loans. However, in 2003 and 2002, PMI’s less-than-A quality and non-traditional loans exhibited slower prepayment speeds than PMI’s A quality and traditional loans.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its flow channel and bulk channel primary NIW and modified pool insurance written.

	Years Ended December 31,
	2003		2002		2001
	(Dollars in millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$3,618	7%	$4,600	10%	$3,528	9%
Primary NIW—bulk channel	2,501	35%	342	11%	2,510	39%

Total primary NIW	6,119	11%	4,942	10%	6,038	13%
All modified pool insurance written	525	3%	6,092	33%	2,906	35%

Total primary and modified pool insurance written	$6,644	9%	$11,034	17%	$8,944	16%

Non-traditional loan amounts and as a percentage of:
Primary NIW—flow channel	$7,296	15%	$5,349	12%	$4,376	11%
Primary NIW—bulk channel	1,513	21%	1,343	43%	2,502	38%

Total primary NIW	8,809	15%	6,692	14%	6,878	15%
All modified pool insurance written	8,845	55%	3,145	17%	1,432	17%

Total primary and modified pool insurance written	$17,654	24%	$9,837	15%	$8,310	15%

Nearly all of the modified pool insurance written classified as non-traditional received such classification as a result of the reduced documentation for the underlying loans and not as a result of any particular credit characteristic. The following table presents PMI’s less-than-A quality loans, non-traditional loans or both as percentages of primary risk in force.

	Years Ended December 31,
	2003	2002	2001
As a percentage of primary risk in force:
Less-than-A quality loans	12%	12%	12%
Less-than-A quality loans with FICO scores below 575 *	3%	3%	3%
Non-traditional loans	14%	13%	12%
Less-than-A quality, non-traditional or both	25%	23%	22%

*	Less-than-A with FICO scores below 575 is a subset of less-than-A quality loan portfolio.

The percentage of PMI’s primary risk in force comprised of loans with LTV’s above 97% has increased from 0.7% as of December 31, 2001, to 2.8% as of December 31, 2002, to 8.6% as of December 31, 2003. LTV is the ratio of the original loan amount to the value of the property. This increase is due, in part, to changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and to the expansion of underwriting guidelines by lenders and PMI as a result of market out-reach efforts. We believe that loans with LTVs greater than 97% have higher risk characteristics than loans below 97% LTV and we incorporate this assumption into our pricing.

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

	2003	2002	2001	Percentage Change
				2003 vs. 2002	2002 vs. 2001
	(USD in millions)
Premiums earned	$104.0	$65.7	$46.3	58%	42%
Losses, expenses and interest	$25.2	$27.7	$22.3	(9)%	24%
Net income	$78.6	$48.4	$40.2	62%	20%

The change in foreign exchange rates from December 31, 2002 to December 31, 2003 favorably impacted our International Operations’ net income by $8.7 million for 2003. The foreign currency translation impact for 2003 is calculated using average monthly exchange rates compared to ending period spot rates as of December 31, 2002. The favorable impact in 2003 was primarily driven by exchange rate growth in the Australian dollar and, to a lesser extent, exchange rate growth in the Euro, relative to the U.S. dollar.

PMI Australia

The table below sets forth the results of PMI Australia for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001	Percentage Change
				2003 vs. 2002		2002 vs. 2001
	(USD in millions, except percentages)
Net premiums written	$127.8	$74.4	$55.9	72%		33%

Premiums earned	$85.0	$59.9	$43.6	42%		37%
Net investment income and other	26.7	18.3	23.3	46%		(21)%
Losses and LAE	(8.2)	7.1	9.3	—		(24)%
Underwriting and operating expenses	27.5	19.1	11.1	44%		72%
Interest expense	—	—	1.5	—		—
Income taxes	30.0	15.9	12.7	89%		25%

Income before cumulative effect of a change in accounting principle	62.4	36.1	32.3	73%		12%
Cumulative effect of a change in accounting principle	—	7.2	—	—		—

Net income	$62.4	$43.3	$32.3	44%		34%

Loss ratio	(9.6)%	11.9%	21.3%	(21.5	)pps	(9.4	)pps
Expense ratio	21.6%	25.7%	19.9%	(4.1	)pps	5.8	pps

The increase in PMI Australia’s net income in 2003 over 2002 was attributable to a decrease in losses and LAE and an increase in premiums written and earned. The increase in PMI Australia’s net income in 2002 over 2001 was due to an increase in premiums written and earned and the cumulative effect of a change in accounting principle related to the write-off of negative goodwill. In addition, we made cumulative adjustments in 2002 for PMI Australia to conform its results to GAAP as applied in the U.S., and such adjustments resulted in an increase in PMI Australia’s premiums earned by $6.3 million, a decrease in net investment income by $9.8 million, an increase in realized investment gains by $4.4 million, and a decrease in amortization of deferred policy acquisition costs by $1.0 million.

The reported results of PMI Australia were favorably affected by the appreciation of the Australian dollar in 2003 and 2002. The average USD/AUD currency exchange rate was 0.6529 in 2003, 0.5440 in 2002 and 0.5201 in 2001.

Premiums written and earned—In addition to currency exchange rate appreciation, the increases in PMI Australia’s net premiums written and premiums earned in 2003 over 2002 were due to growth in its NIW and insurance portfolio, which was attributable to strong mortgage market activity and a reduction in the number of market participants underwriting mortgage insurance. The increases in 2002 over 2001 were due to an increase in NIW and the acquisition of PMI Indemnity Limited, which was completed in September 2001.

Net investment income—In addition to currency exchange rate appreciation, the increase in net investment income in 2003 over 2002 was attributable to growth of the investment portfolio. The decrease in 2002 over 2001 was primarily the result of the cumulative adjustments discussed above. PMI Australia’s investment portfolio, including cash and cash equivalents, was $642.1 million at December 31, 2003 compared to $401.5 million at December 31, 2002 and $300.9 million at December 31, 2001. The growth was driven by positive cash flows from operations. The pre-tax book yield under U.S. GAAP was 5.21% at December 31, 2003, 6.06% at December 31, 2002 and 6.60% at December 31, 2001. The decrease in the pre-tax book yield in 2003 compared to 2002 was primarily due to the lower interest rate environment in 2003 and to adjustments made to conform to U.S. GAAP.

Losses and LAE—The decrease in losses and LAE in 2003 over 2002 was largely due to an $8.0 million reduction in loss reserves, which resulted from our third quarter 2003 review of PMI Australia’s loss provisioning. PMI Australia has continued to experience lower levels of claim payments and declining default rates attributable primarily to the current low interest rate environment, low unemployment levels and home value appreciation. The decrease in 2002 over 2001 was due to declines in average claim size and claim payments. PMI Australia’s default rate at December 31, 2003 was 0.17%, compared with 0.30% at December 31, 2002 and 0.28% at December 31, 2001.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2003 over 2002 was due primarily to increases in payroll and related expenses, profit commissions and special project related expenses. The increase in 2002 over 2001 was due to the acquisition of PMI Indemnity in 2002 and a $4.5 million reduction in underwriting and operating expenses in 2001 as a result of the amortization of negative goodwill.

Primary NIW and risk in force—PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001	Percentage Change
				2003 vs. 2002	2002 vs. 2001
	(USD in millions)
Flow insurance written	$19,383	$11,478	$7,950	69%	44%
RMBS insurance written	6,044	3,045	4,504	98%	(32)%

Total primary NIW	$25,427	$14,523	$12,454	75%	17%

Primary insurance in force	$87,909	$54,117	$40,317	62%	34%
Primary risk in force	$79,294	$48,747	$36,576	63%	33%

In addition to the appreciation of the Australian dollar, the increase in primary NIW in 2003 over 2002 was driven by a reduction in the number of market participants that underwrite mortgage insurance, and strong market activity in Australia. The increase in 2002 over 2001 was driven by the inclusion of PMI Indemnity’s business and the strong Australian economy. The increases in primary insurance in force and risk in force at December 31, 2003 compared to December 31, 2002 were driven primarily by the volume of NIW during the past 12 months. The increases in primary insurance in force and risk in force at December 31, 2002 compared to December 31, 2001 were largely driven by the acquisition of PMI Indemnity’s business and the increase in NIW.

PMI Europe

The following table sets forth the results of PMI Europe for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(USD in millions)
Total revenues	$13.2	$2.1	$0.3
Net investment income	5.5	0.9	6.7
Losses and LAE	2.6	0.5	—
Underwriting and operating expenses	3.2	0.9	0.4
Income tax	1.9	0.1	1.1

Net income	$11.0	$1.5	$5.5

The reported results of PMI Europe were favorably affected by the appreciation of the Euro in 2003. The average USD/Euro currency exchange rate was 1.1329 for 2003 and 0.9461 for 2002 and to 0.8961 for 2001.

In addition to currency exchange rate appreciation, the increases in total revenues in 2003 and 2002 were attributable to increases in premiums earned driven by continued growth of PMI Europe’s portfolio, particularly the acquisition of the U.K. lenders’ mortgage insurance portfolio from R&SA. Net income for 2001 consisted primarily of net investment income, including currency re-measurement gains.

In October 2003, PMI Mortgage Insurance Company Limited entered into a definitive agreement to acquire a portion of R&SA’s U.K. lenders’ mortgage insurance portfolio. The portfolio to be acquired consists of U.K. residential mortgage loans originated in 1993 and subsequent years. The portfolio covers approximately $15 billion of original insured principal value and $2.3 billion of remaining exposure. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million were unearned premium reserves. R&SA has also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions. Under the terms of the agreement, R&SA and PMI Europe will share certain economic benefits if loss performance is better than expected. The acquisition is subject to U.K. and Irish regulatory approval, followed by U.K. court approval, which is anticipated to take approximately six to nine months, and other customary closing conditions. TPG Reinsurance Company Limited, or TPG Re, the parent of PMI Mortgage Insurance Company Limited, has agreed to reinsure the R&SA portfolio to be acquired on a 100% quota share basis prior to regulatory and court approval.

PMI Europe’s net investment income includes interest and dividend income from its investment portfolio, gains and losses on currency re-measurement, realized investment gains and losses from investment activity, and currency exchange gains and losses when investments are sold. Gains and losses on currency re-measurement represent the revaluation of monetary assets and liabilities held by PMI Europe that are denominated in non-functional currencies into the functional currency, the Euro. PMI Europe incurred re-measurement losses of $34,000 in 2003 compared to re-measurement losses of $0.9 million in 2002. PMI Europe reduced its exposure to foreign exchange re-measurement fluctuations in early 2003 by reducing the amount of investments held in currencies other than the Euro. In October 2003, PMI Europe’s investments in Pounds Sterling increased by approximately 39 million Pounds Sterling in connection with its pending acquisition of the U.K. lenders’ mortgage insurance portfolio from R&SA. However, as these investments are available-for-sale debt securities, changes in market value due to currency re-measurement are recognized in other comprehensive income.

The increases in net investment income in 2003 over 2002 were primarily due to increases in interest and dividend income driven by growth of the investment portfolio. PMI Europe’s investment portfolio, including cash and cash equivalents, as of December 31, 2003, was $194.4 million compared to $94.2 million as of December 31, 2002 and $77.9 million as of December 31, 2001. The growth of the investment portfolio was driven by R&SA’s transfer of funds to PMI Europe, positive cash flows from operations and by the appreciation of the Euro relative to the U.S. dollar. The pre-tax book yield was 4.5% at December 31, 2003 and 4.7% at December 31, 2002 and 3.9% at December 31, 2001. PMI Europe incurred net realized investment gains of $0.5 million in 2003 compared with $1.6 million net realized investment losses in 2002, and $0.1 million net realized investment losses in 2001.

Losses and LAE increased in 2003 over 2002 due to increases in reserves for losses and claims. PMI Europe increased its loss reserves in 2003 primarily as a result of the additional risk acquired in the R&SA and other 2003 transactions. Claims paid totaled $0.8 million in 2003; no claims were paid in 2002 or 2001.

The increases in underwriting and operating expenses in 2003 and 2002 over the respective prior years were due primarily to increases in staff and costs associated with expansion efforts.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 requires certain credit default swaps entered into by PMI Europe beginning in July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, with subsequent changes in fair value recorded in earnings. In addition, as required by Emerging Issues Task Force (EITF) No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, for certain derivative contracts entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the derivative contracts are deferred and recognized in earnings in proportion to the expiration of the associated insured risk. Gains or losses are recognized in earnings at inception for all other derivative contracts where the fair value can be determined in such a manner. During 2003, PMI Europe entered into two transactions which were classified as derivatives in accordance with SFAS No. 149. However, initial fair value gains were deferred in accordance with

EITF No. 02-3. As of December 31, 2003, $3.8 million of deferred gains related to initial fair value were included in other assets, of which $0.1 million was included in other income. Subsequent changes in the value of derivative contracts totaling $0.6 million of loss were also included in other income.

As of December 31, 2003, PMI Europe had assumed $2.9 billion of risk on $24.3 billion of mortgages on properties in the United Kingdom, and $230.6 million of risk on $7.3 billion of mortgages on properties in Germany. In September 2003, PMI Europe completed a German credit enhancement transaction with the assumption of approximately $25.3 million of first loss credit risk on $1.2 billion of German residential mortgages. As of December 31, 2003, PMI Europe had assumed first loss position default risk (including the R&SA acquired portfolio) of $2.3 billion.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001	Percentage Change
				2003 vs. 2002	2002 vs. 2001
	(USD in millions)
Gross reinsurance premiums assumed	$7.7	$5.9	$7.1	31%	(17)%
Reinsurance premiums earned	$5.3	$3.6	$2.5	47%	44%

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation. The increase in gross reinsurance premiums assumed in 2003 over 2002 was due primarily to an increase in mortgage origination activity in Hong Kong. The decrease in 2002 gross reinsurance premiums assumed was the result of a reduction in the penetration rate of the Hong Kong Mortgage Corporation’s mortgage insurance program and the effect of a risk retention agreement between PMI and the Hong Kong Mortgage Corporation.

Financial Guaranty

Our Financial Guaranty segment, which consists of our investments in FGIC and RAM Re, reported net income of $10.4 million for 2003, compared to $2.8 million for 2002 and $2.4 million for 2001. The increase in 2003 over 2002 was largely attributable to our investment in FGIC. We closed the FGIC transaction on December 18, 2003. Equity earnings from FGIC in 2003 was $2.4 million (pre-tax) excluding an extraordinary gain of $5.4 million (after tax) related to our share of negative goodwill written off by FGIC in connection with purchase accounting adjustments.

Our equity in earnings (pre-tax) from RAM Re totaled $4.2 million for 2003, $4.2 million for 2002 and $3.6 million for 2001. The equity in earnings from RAM Re for 2003 were unchanged compared to 2002 as a result of RAM Re’s $6.0 million increase to its provisions for losses and $1.9 million of other-than-temporary impairment to its investment portfolio, offset by an increase in RAM Re’s premiums earned in 2003. In 2003, we invested $24.4 million of a total of $92 million of additional capital raised by RAM Re. Our ownership interest percentage as a result of this capital investment remained the same.

Other

The results of our Other segment include: other income and related operating expenses of MSC; investment income, interest expense and corporate overhead of The PMI Group; the results of Commercial Loans Insurance Co. and WMAC Credit Insurance Corporation; equity in earnings (losses) from Fairbanks; and the discontinued operations of APTIC. Our Other segment results are summarized as follows:

	2003	2002	2001	Percentage Change
				2003 vs. 2002	2002 vs. 2001
	(Dollars in millions)
Equity in earnings (losses) from unconsolidated strategic investments	$(15.6)	$27.6	$4.5	—	—
Other income	$40.1	$38.5	$27.8	4%	38%
Other operating expenses	$58.9	$54.1	$40.6	9%	33%
Interest expense and distributions on mandatorily redeemable preferred securities	$24.3	$21.5	$21.2	13%	1%
Income from discontinued operations*	$19.7	$13.4	$9.4	47%	43%
Net income (loss)	$(35.1)	$14.3	$(19.1)	—	—

*	Net income from APTIC.

The net loss of $35.1 million in 2003 compared to net income of $14.3 million in 2002 was primarily the result of losses at Fairbanks and increases in contract underwriting remedy expenses, partially offset by increased net income from APTIC which has been classified as discontinued operations due to its pending sale.

The decrease in equity in earnings in 2003 over 2002 was due primarily to Fairbanks’ losses, our proportionate share of which was $17.7 million pre-tax in 2003. The growth in equity earnings in 2002 over 2001 was attributable to the increase in our ownership percentage of Fairbanks to 57% in 2002. In 2003, we sold our ownership interests in Truman for $6.5 million, resulting in a $3.6 million pre-tax realized loss, which was included in net realized investment gains and losses. We contributed an aggregate of $13.6 million in capital to Truman including our initial investment and received $8.3 million in capital distributions and $6.0 million of distributed earnings prior to the sale of this investment.

The net loss from Fairbanks was largely a result of its recording aggregate expenses of approximately $55 million pre-tax in connection with its preliminary settlement of potential civil charges with the FTC and HUD. These charges included the costs of settlement, estimated costs of potential settlements of certain putative class actions, and the estimated costs relating to certain pending state regulatory actions. Our proportionate share of such expected aggregate expenses was $17.8 million after tax. As of December 31, 2003, our investments in Fairbanks totaled $141.8 million, consisting of $115.8 million book value of equity investment and $26.0 million of related party receivables. We evaluated these investments as of December 31, 2003 and determined that there was no other-than-temporary decline in the carrying value. Accordingly, we have not recognized an impairment charge with respect to our total investment in Fairbanks. We will continue to evaluate our investment balance for potential impairment in accordance with GAAP.

The terms of the settlement with the FTC and HUD require changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. We have guaranteed approximately two-thirds of Fairbanks’ obligations under a $30.7 million letter of credit which may be drawn upon by the FTC as security for a portion of the $40 million redress fund. In addition, in connection with the restructuring of certain of Fairbanks Capital’s financing arrangements in October 2003, we entered into a guarantee of approximately $7 million principal amount of certain of Fairbanks Capital’s outstanding senior secured debt, together with accrued interest thereon.

Other income, which was generated by MSC, increased in 2003 and 2002 due primarily to increased contract underwriting activity in connection with heavy mortgage originations and refinance volume. Other operating expenses, which were incurred by MSC and The PMI Group, Inc., increased in 2003 over 2002 due to increased salary expense and other corporate overhead and contract underwriting remedies expenses. The increase in other operating expenses in 2002 over 2001 was due to increased contract underwriting activity and increased salary expense and other corporate overhead.

Taxes

Our effective tax rate was 30.2% for 2003, compared to 27.7% for 2002 and 30.0% for the 2001. Our effective tax rate can vary for a number of reasons, including differences in the proportion of earnings taxed at lower marginal tax rates in certain foreign jurisdictions and differences in the proportion of tax-exempt earnings relative to consolidated pre-tax income. The increase in our effective tax rate in 2003 over 2002 was due primarily to the loss related to Fairbanks recorded at an effective tax benefit of 7% compared to the statutory rate of 35%. The decrease in 2002 over 2001 was attributable to a larger portion of income derived from PMI Australia and Fairbanks, which have lower effective tax rates than PMI.

Liquidity and Capital Resources

Sources of Funds

The PMI Group’s principal sources of funds are (i) dividends from certain of its insurance subsidiaries, (ii) investment income from its investment portfolio and (iii) funds that may be raised in the capital markets. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies and restrictions and agreements to which The PMI Group or its subsidiaries’ are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

Dividends

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

In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. During 2003, with the approval of the Arizona Department of Insurance, PMI paid aggregate cash dividends of $100 million to The PMI Group. Under Arizona law, PMI would be able to pay dividends of approximately $51.9 million in 2004 without the prior permission of the Arizona Department of Insurance. During 2003, Residential Guaranty Co., one of our Arizona-domiciled insurance subsidiaries, paid approximately $8.4 million of dividends to The PMI Group, which it was able to do without prior permission from the Arizona Department of Insurance.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate. In particular, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of December 31, 2003, PMI’s risk-to-capital ratio was 9.1 compared to 11.3 at December 31, 2002.

The laws of Florida limit the payment of dividends by APTIC to The PMI Group without the approval of the Florida Department of Insurance to, subject to certain conditions, the greater of (i) 10% of policyholders’ surplus derived from realized net operating profits and net realized capital gains, or (ii) APTIC’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. As with PMI, the various credit rating agencies and insurance regulatory authorities have broad discretion to affect the payment of dividends to The PMI Group by APTIC. In 2003, APTIC did not pay any dividends to The PMI Group, compared to $2.5 million in 2002. In 2004, APTIC paid $13 million in dividends to The PMI Group. While APTIC would be able to pay additional dividends of $1.4 million in 2004 without prior permission from the Florida Department of Insurance, APTIC’s ability to pay future dividends to The PMI Group is limited by the definitive agreement we entered into to sell APTIC.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York and other states where FGIC is licensed to do insurance business. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC Corporation is subject to commitments to the department that it will prevent FGIC from paying any dividends for a period of two years from the date of the acquisition, or December 18, 2005, without the prior written consent of the department.

In addition, so long as any senior preferred stock or class B common stock issued upon conversion of that preferred stock is outstanding, FGIC Corporation’s certificate of incorporation generally prohibits the payment of dividends or other payments on any of FGIC Corporation’s capital stock, except the senior preferred stock, without the consent of the holder of two-thirds of the outstanding shares of that preferred stock (or the class B common stock issued upon conversion of that preferred stock). This restriction does not apply to cash dividends declared and paid on the class A common stock after the ninth anniversary of the closing of the FGIC Corporation investment provided that those dividends are paid from retained earnings in excess of the amount of FGIC Corporation’s retained earnings on the closing date of such investment, the amount of the dividends in any fiscal year does not exceed one-third of one percent of FGIC Corporation’s stockholders’ equity, and equivalent dividends are paid on the class B common stock.

The stockholders agreement between The PMI Group and the other investors in FGIC Corporation also restricts the payment of dividends by FGIC Corporation. The stockholders agreement provides that FGIC Corporation will not declare or pay cash dividends to holders of its common stock prior to the earlier of the fifth anniversary of the closing of the investment and the completion of the first underwritten public offering of FGIC Corporation’s common stock, and, in any event, that such dividends will not be paid prior to the redemption of FGIC Corporation’s senior preferred stock and class B common stock.

FGIC Corporation is further restricted in the payment of dividends by the terms of its 6% senior notes, due 2034. Except as described in the following sentence, FGIC Corporation may not pay dividends unless the amount of the dividends, together with other similar payments, or restricted payments, during any fiscal year does not exceed the greater of (i) 30% of FGIC Corporation and its subsidiaries’ consolidated net income for the previous fiscal year and (ii) 2.5% of FGIC Corporation’s stockholders’ equity on its and its subsidiaries’ consolidated balance sheet as of the end of the previous fiscal year. FGIC Corporation may make restricted payments regardless of amount so long as the payments would not reasonably be expected to cause an adverse change to either (i) the then current insurance financial strength rating and outlook of FGIC or (ii) FGIC Corporation’s then current senior unsecured debt rating and outlook.

Consolidated Investment Portfolio

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At December 31, 2003, the fair value of these securities in our consolidated investment portfolio increased to $2.8 billion from $2.5 billion at December 31, 2002. The increase was primarily the result of positive cash flows from consolidated operations and unrealized gains in our portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, U.S. and foreign government bonds and corporate bonds. In accordance with SFAS No. 115, our entire investment portfolio is designated as available-for-sale and reported at fair value, and the change in fair value is recorded in accumulated other comprehensive income.

The following table summarizes our consolidated investment portfolio as of December 31, 2003 and 2002:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2003
Fixed income securities
Municipal bonds	$1,488,780	$116,983	$(142)	$1,605,621
Foreign governments	466,730	2,673	(2,487)	466,916
Corporate bonds	423,914	15,849	(1,420)	438,343
U.S. government and agencies	20,245	2,210	(1)	22,454
Mortgage-backed securities	19,787	1,063	—	20,850

Total fixed income securities	2,419,456	138,778	(4,050)	2,554,184
Equity securities
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total	$2,638,494	$171,671	$(4,380)	$2,805,785

December 31, 2002
Fixed income securities
Municipal bonds	$1,320,423	$120,503	$(110)	$1,440,816
Corporate bonds	435,221	19,661	(113)	454,769
Foreign governments	279,522	7,085	(40)	286,567
Mortgage-backed securities	56,305	2,599	(3)	58,901
U.S. government and agencies	20,585	2,620	—	23,205

Total fixed income securities	2,112,056	152,468	(266)	2,264,258
Equity securities
Common stocks	75,094	7,032	(2,579)	79,547
Preferred stocks	88,475	2,186	(4,588)	86,073

Total equity securities	163,569	9,218	(7,167)	165,620
Short-term investments	31,986	3,427	(7)	35,406

Total	$2,307,611	$165,113	$(7,440)	$2,465,284

The following table summarizes the rating distributions of our consolidated investment portfolio.

	As of December 31,
	2003	2002
AAA or equivalent	64.6%	62.5%
AA	21.7	19.7
A	10.0	11.3
BBB and BB	2.9	6.1
Below investment grade	0.8	0.4

Total	100.0%	100.0%

Net Investment Income

The significant components of net investment income are presented in the following table.

	2003	2002	2001
	(Dollars in thousands)
Fixed income securities	$135,162	$111,083	$107,699
Equity securities	7,965	4,142	10,785
Short-term investments	7,920	7,235	12,720

Investment income before expenses	151,047	122,460	131,204
Investment expenses	(1,268)	(1,879)	(1,431)

Net investment income	$149,779	$120,581	$129,773

Net investment income increased in 2003 over 2002 primarily due to growth in our investment portfolio and $10.3 million in pre-tax adjustments in 2003 to reflect the appropriate accounting treatment related to the accretion of discounts and call premiums on bonds that have been called for early redemption. The decrease in 2002 over 2001 was primarily attributable to cumulative adjustments by PMI Australia in 2002 of $11.2 million that decreased interest income. Our pre-tax book yield was 5.38% at December 31, 2003, down from 5.56% at December 31, 2002, and 5.95% at December 31, 2001. The decreases reflect the lower interest rate environment. The decrease in the book yield for 2003 also reflects our higher cash positions in anticipation of our liquidity needs related to the FGIC acquisition.

Net Realized Gains (Losses)

The components of net realized investment gains (losses) are presented in the following table.

	2003	2002	2001
	(Dollars in thousands)
Fixed income securities
Gross gains	$7,119	$16,944	$11,129
Gross losses	(6,560)	(7,779)	(1,722)

Net gains	559	9,165	9,407
Equity securities:
Gross gains	7,274	7,986	12,503
Gross losses	(3,996)	(15,881)	(18,698)

Net gains (losses)	3,278	(7,895)	(6,195)
Short-term investments
Gross gains	—	59	—
Gross losses	(289)	—	(3,201)

Net gains (losses)	(289)	59	(3,201)
Investment in unconsolidated subsidiaries
Gross gains	363	—	—
Gross losses	(3,827)	—	—

Net losses	(3,464)	—	—
Net realized gains before income taxes	84	1,329	11
Income taxes	(28)	(465)	(4)

Total net realized gains after income taxes	$56	$864	$7

Net realized gains decreased $0.8 million after-tax in 2003 compared with 2002. The decrease was due mainly to a reduction in fixed income sales activity in 2003, partially offset by an $11.2 million increase in net gains pre-tax in our equities portfolio due to favorable market conditions during 2003. In addition, other-than-temporary impairment of our equity portfolio was $0.3 million in 2003 compared to $6.9 million in 2002. During 2003 we sold our ownership interest in Truman, an unconsolidated subsidiary, and recognized a realized loss of $3.6 million.

Our accumulated other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses in the current period earnings and currency translation gains and losses, net of deferred taxes.

Debt and Equity Financing

We currently intend to negotiate a credit facility in the range of $100 million to $150 million to be available for general corporate purposes.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of December 31, 2003, our shareholders’ equity was $2.8 billion. Our long-term debt outstanding at December 31, 2003 was $819.5 million, consisting of the following:

•	$360.0 million in principal amount of 2.50% Senior Convertible Debentures due July 15, 2021 issued by The PMI Group;

•	$62.9 million in principal amount of 6.75% Notes due November 15, 2006 issued by The PMI Group;

•	$51.5 million 8.309% subordinated debentures due February 1, 2027 issued to an unconsolidated subsidiary trust of The PMI Group; and

•	$345 million in principal amount of senior notes, maturing on November 15, 2008, with a coupon initially of 3% per annum.

The senior notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,032,100 shares of common stock for an aggregate purchase price of $345 million. Contract adjustment payments will be made on the stated value of the equity units at a rate of 2.875% per annum. Also in November 2003, we issued 5,750,000 shares of our common stock for an aggregate purchase price of approximately $220 million. As a result of the increase in our aggregate indebtedness upon completion of these recent transactions, our ability to issue significant amounts of additional indebtedness, while maintaining The PMI Group’s senior debt ratings and outlook and PMI’s financial strength ratings and outlook, is more limited. Accordingly, we do not anticipate effecting significant additional debt financings in the near term except the proposed credit facility described above.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2004, 2006, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common stock over a specified period, provided that the shares of common stock to be issued are registered under the Securities Act, if required. If the holders were to require us to repurchase the debentures on July 15, 2004, we presently have sufficient cash resources to fund such a repurchase.

Uses of Funds

The PMI Group’s principal uses of funds are payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. The PMI Group’s available funds (consisting of cash and cash equivalents and investments) were $307.9 million at December 31, 2003, compared to $356.5 million at December 31, 2002. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy, and rating agency considerations. It is our present intention to maintain between $75 million to $100 million of liquidity at our holding company for rating agency purposes. We believe that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.

We currently do not expect to engage in significant additional strategic investments in the near future. However, if we wish to provide additional capital to our existing operations or want to increase our equity investment in FGIC Corporation as opportunities become available, we may need to increase the cash and investment securities held by The PMI Group. Our ability to raise additional funds for these purposes will be dependent on our ability to access the debt or equity markets and/or cause our insurance subsidiaries to pay dividends, subject to rating agency and insurance regulatory considerations and the risk-to-capital limitations described above. The stockholders agreement entered into in connection with our investment in FGIC Corporation restricts our ability to increase our equity interest in FGIC Corporation and, accordingly, we cannot be sure that, if we desire to do so, we will have opportunities to increase our ownership of FGIC Corporation in the near term or at all.

Although we currently have no plans to make significant additional capital contributions to our consolidated subsidiaries or strategic investments, business opportunities or unanticipated developments could require capital contributions. For example, as discussed under “—Ratings”, FGIC’s ability to conduct its business successfully depends in part on the triple-A financial strength ratings assigned to it by Moody’s, S&P and Fitch. We believe that FGIC has adequate capital to meet its current and anticipated needs. However, if there was a significant deterioration in FGIC’s operating results or rating agency concerns with respect to FGIC’s business, we could find it necessary to contribute substantial additional capital to maintain FGIC’s ratings in the future.

During the first quarter of 2003, we repurchased approximately $20 million of our common stock, completing a $100 million stock repurchase program authorized in 1998. In February 2003, The PMI Group’s Board of Directors authorized a new stock repurchase program in the amount of $100 million. To date, no repurchases have occurred under this authorization.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries, investment income derived from our investment portfolios and debt and equity financings by The PMI Group as described above. It is one of the goals of our cash management policy to ensure that we have sufficient funds on hand to pay these obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $559 million in 2003 compared to $400 million in 2002. The increase in 2003 over 2002 was primarily due to premiums written of $114 million associated with the restructuring of certain existing U.S. primary insurance policies, and PMI Australia’s increased business activities, which primarily consist of single premium products.

Consolidated cash flows generated by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries, and capital expenditures, was $1.0 billion in 2003 and $333 million in 2002. This increase was due primarily to our investment in FGIC of $611 million.

Consolidated cash flows generated by financing activities, including proceeds from issuance of debt and equity, repayment of debt, purchase of treasury stock and dividends paid to shareholders, was $528.7 million in 2003 and $16.0 million in 2002. The variance was due primarily to the issuance of the equity units of $345 million and common stock of approximately $220 million.

Off-Balance Sheet Arrangements

We have guaranteed approximately two-thirds of the funds that may become due under a $30.7 million letter of credit which may be drawn upon by the FTC as security for a portion of a $40 million redress fund to be established pursuant to the terms of the settlement reached by Fairbanks with the FTC and HUD. In addition, we have guaranteed approximately $7 million of obligations owed by Fairbanks to its principal lenders in connection with the refinancing of amounts owed to another creditor.

Under certain circumstances, when we make an underwriting error in the course of providing contract underwriting services to a customer, we issue to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error is discovered and, accordingly, is usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for any costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2003, we estimate that the total principal balance for indemnified loans was between approximately $85 million and $125 million. For a variety of factors, we believe our contingent liability with respect to these indemnifications to be significantly lower than this amount. The factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a small portion of the indemnified loans to default; (iii) loans in default may not cause our customers to incur losses due to home appreciation and the underlying security; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire, in the near- to mid-term. In 2003, we paid customers approximately $2.5 million pursuant to loan indemnifications.

As of December 31, 2003, we had committed to fund, if called upon to do so, approximately $7.6 million of additional equity in certain limited partnership investments.

Commitments and Contingencies

Our contractual obligations include long-term debt, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. Minimum rental payments under these operating leases as well as the obligation recorded under capital leases are provided in the table below.

	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Long-term debt obligations	$—	$62,950	$345,000	$411,593	$819,543
Capital lease obligations	1,332	222	—	—	1,554
Operating lease obligations	10,019	4,726	6,296	7,119	28,160
Purchase obligations	1,456	305	720	—	2,481

Total	$12,807	$68,203	$352,016	$418,712	$851,738

Capitalized costs associated with software developed for internal use was $22.5 million in 2003 and $25.2 million in 2002. We expect to continue to invest in internally developed software.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On December 31, 2003, CMG’s risk-to-capital ratio was 13.4.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•	Standard & Poor’s Ratings Service, or S&P, has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A+” and a preferred stock rating of “A-”; has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA+;” and has assigned PMI Australia and PMI Europe financial strength ratings of “AA.” S&P’s outlook with respect to these ratings is negative.

•	Fitch Ratings, or Fitch, has assigned The PMI Group “A+” long-term issuer and senior debt ratings; has assigned PMI a “AA+” insurer financial strength rating; has assigned PMI Australia and PMI Europe insurer financial strength ratings of “AA;” and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A+” capital securities rating. Fitch’s rating outlook is stable with respect to these ratings.

•	Moody’s Investors Service, or Moody’s, has assigned an “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and the 5.875% equity units; has assigned PMI an “Aa2” (stable outlook) insurance financial strength rating; has assigned PMI Australia an “Aa3” (positive outlook) insurance financial strength rating; and has assigned PMI Europe an “Aa3” (stable outlook) insurance financial strength rating.

In connection with our December 18, 2003 investment in FGIC Corporation, S&P, Fitch and Moody’s each affirmed their ratings of The PMI Group and PMI.

Any significant decreases in our ratings may adversely affect the ratings of FGIC Corporation and FGIC. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the stockholders agreement entered into in connection with the acquisition of FGIC Corporation provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, Moody’s, S&P and Fitch, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC Corporation, and our ability to increase our ownership interest in FGIC Corporation in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transaction.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in regulatory conditions that may affect demand for mortgage insurance, competition, the need for us to make capital contributions to our subsidiaries and underwriting and investment losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe that the following critical accounting policies involved significant judgments and estimates used in the preparation of our financial statements.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss reserve model is assigned different weightings based upon actual claims experience in prior years to project the current liability. Our best estimate was slightly above the midpoint of our actuarially determined range of losses for 2003, primarily due to reserves for PMI Australia. Changes in loss reserves can materially affect our consolidated net income. The process of reserving losses requires us to forecast the interest rate and the housing market environments, which are highly uncertain and requires significant management judgment. In addition, different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of December 31, 2003 on a segment and consolidated basis.

	As of December 31, 2003
	Low	High	Recorded
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$285.3	$362.9	$325.3
International Operations*	19.3	22.0	21.7

Consolidated loss and LAE reserves, gross of reinsurance recoverable	$304.6	$384.9	$347.0

*	International Operations includes PMI Australia and PMI Europe. Loss reserves for PMI Europe were $11.5 million at December 31, 2003, the majority of which were reserves acquired in connection with the R&SA mortgage insurance portfolio acquisition. An actuarial range for PMI Europe’s reserves has not been established.

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of December 31, 2003, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $285.3 million to $362.9 million. As of December 31, 2003, PMI’s reserves for losses and LAE were $325.3 million (gross of reinsurance recoverable), which represented our best estimate and approximately the midpoint of the actuarial range of loss. We believe the amount recorded represents the most likely outcome within the actuarial range.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and recovery experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. With respect to PMI’s reserves at December 31, 2003, our recording of $325.3 million, the approximate mid-point of the actuarial range, was influenced by our belief that PMI’s number of delinquencies, average claim rate and average claim size are currently less volatile relative to prior periods.

Our current recorded loss reserve balance represents an increase of $9.6 million from PMI’s reserve balance at December 31, 2002. Our increase to the reserve balance at December 31, 2002 was due primarily to increases in reported delinquency inventory, expected higher proportions of those delinquencies developing into claims and higher mortgage insurance coverage levels on pending delinquencies leading to higher average claim sizes.

The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for each the periods indicated:

	2003	2002	2001
	(Dollars in millions)
Balance at January 1,	$315.7	$289.4	$281.7
Reinsurance recoverable	(3.8)	(6.1)	(9.2)

Net balance at January 1,	311.9	283.3	272.5
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	218.3	235.0	242.6
Prior years	(3.6)	(85.2)	(143.1)

Total incurred	214.7	149.8	99.5
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(10.2)	(8.1)	(8.7)
Prior years	(194.4)	(113.1)	(80.0)

Total payments	(204.6)	(121.2)	(88.7)

Net balance at December 31,	322.0	311.9	283.3
Reinsurance recoverable	3.3	3.8	6.1

Balance at December 31,	$325.3	$315.7	$289.4

The above loss reserve reconciliation is presented to display the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $204.6 million, $121.2 million and $88.7 million for the periods ended 2003, 2002 and 2001, respectively, reflect amounts paid during the period presented and are not subject to estimation because they are derived solely from the actual timing of payments made. Losses and LAE incurred, net of changes to prior years, of $214.7 million, $149.8 million and $99.5 million for the periods ended 2003, 2002 and 2001, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to estimation. Within the total losses and LAE incurred line item are reductions to incurred related to prior periods of $3.6 million, $85.2 million and $143.1 million for the periods ended 2003, 2002 and 2001, respectively. By setting out losses and LAE incurred by accident year, the table below breaks down the 2003, 2002 and 2002 reductions in reserves by particular accident years.

					Changes in Incurred
	Losses and LAE Incurred				2003 vs. 2002	2002 vs. 2001	2001 vs. 2000
Accident Year	2003	2002	2001	2000
	(Dollars in millions)
1998 and prior	$693.9	$694.9	$696.3	$703.5	$(1.0)	$(1.4)	$(7.2)
1999	69.4	70.0	72.1	89.9	(0.6)	(2.1)	(17.8)
2000	103.6	101.4	97.6	215.7	2.2	3.8	(118.1)
2001	183.8	157.1	242.6	—	26.7	(85.5)	—
2002	204.1	235.0	—	—	(30.9)	—	—
2003	218.3	—	—	—	—	—	—

Total					$(3.6)	$(85.2)	$(143.1)

The $3.6 million, $85.2 million and $143.1 million reductions in 2003, 2002 and 2001 over prior years, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $3.6 million reduction in prior years’ reserves during 2003 was due primarily to (i) our reallocation of reserves predominantly between the accident years 2002 and 2001 and (ii) favorable PMI pool portfolio loss development trends. The $85.2 million and $143.1 million total reductions in prior years’ reserves during 2002 and 2001, respectively, were due primarily to more favorable loss trends than expected compared to PMI’s historic loss experience, evidenced by lower claim amounts, a robust real estate market and strong home price appreciation.

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, claims handling expenses and net expected future claim recoveries. These assumptions are evaluated in light of the same factors used by PMI. As of December 31, 2003, the actuarial range for PMI Australia’s reserves for losses and LAE ranged from $7.8 million to $10.5 million. As of December 31, 2003, PMI Australia’s reserves for losses and LAE were $10.2 million, which represented our best estimate and a decrease of $7.1 million from PMI Australia’s reserve balance of $17.3 million at December 31, 2002. The $7.1 million reduction in PMI Australia’s reserves for losses and LAE since December 31, 2002 was due primarily to a decline in the rate of defaults developing into claims as well as a reduction in default rates, both attributable to strong economic conditions in Australia. The reserves released were established primarily in the years 2002 through 2003. We recorded reserves in Australia of $10.2 million, at the high end of the actuarial range of loss, in light of the factors described above and were also influenced by Australian insurance regulations requiring higher confidence levels for reserve balances and our belief that the recent low loss rates experienced by PMI Australia may be unsustainable in the future.

PMI Europe’s loss reserves at December 31, 2003 were $11.5 million compared to $0.5 million at December 31, 2002. This increase was due primarily to the fourth quarter 2003 acquisition of the R&SA portfolio, which included reserves of $8 million. The remaining increase was due to additional risk written by PMI Europe during 2003. Currently we do not determine an actuarial range of loss for PMI Europe loss reserves. As we accumulate additional loss data related to the acquired portfolio, we anticipate determining an actuarial range of loss. We establish PMI Europe’s loss reserves for credit default swap transactions consummated before July 1, 2003, primary insurance and excess-of-loss reinsurance. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through a derivative accounting treatment in accordance with SFAS No. 149. PMI Europe’s loss reserving methodology contains three components: case reserves, IBNR reserves, and reserves on risk-remote positions. Case and IBNR reserves are based upon PMI Europe’s estimation of incurred loss. Reserves on risk-remote positions are based on the assumption that even in transactions where the likelihood of loss to PMI Europe is remote, a series of such transactions represent an increased likelihood that some small percentage of these transactions may experience losses. Therefore, PMI Europe has calculated reserves on risk-remote positions based upon historical bond default rates at the corresponding rating levels.

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and loss adjustment expenses for each of the last three years:

	2003	2002	2001
	(Dollars in millions)
Balance at January 1,	$17.8	$14.4	$5.4
Reinsurance recoverable	—	—	—

Net balance at January 1,	17.8	14.4	5.4
Losses and loss adjustment expenses incurred (principally with respect to defaults occurring in)
Current year	9.8	11.1	9.5
Prior years	(15.4)	(3.5)	(0.2)

Total incurred	(5.6)	7.6	9.3
Losses and loss adjustment expenses payments (principally with respect to defaults occurring in)
Current year	(0.6)	(1.5)	(1.6)
Prior years	(2.7)	(4.4)	(2.9)

Total payments	(3.3)	(5.9)	(4.5)

Acquisitions of insurance portfolio and wholly-owned subsidiary	7.9	—	4.9
Foreign currency translations	4.9	1.7	(0.7)

Net balance at December 31,	21.7	17.8	14.4
Reinsurance recoverable	—	—	—

Balance at December 31,	$21.7	$17.8	$14.4

The $15.4 million reduction in losses and LAE incurred relating to prior years in 2003 was primarily due to the reduction in PMI Australia’s loss reserves in the third quarter of 2003.

Investments

Other-Than-Temporary Impairment—We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•	a decline in the market value of a security by 15% or more below cost or amortized cost for a continuous period of at least six months;

•	a decline in the market value of a security for a continuous period of 12 months;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholder’s equity. If we believe the decline is “other-than-temporary,” we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. Other-than-temporary declines in the fair value of the investment portfolio were $0.3 million in 2003 and $6.9 million in 2002.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$10,032	$(142)	$—	$—	$10,032	$(142)
Foreign governments	275,581	(2,487)	—	—	275,581	(2,487)
Corporate bonds	103,920	(1,420)	—	—	103,920	(1,420)
U.S. government and agencies	145	(1)	—	—	145	(1)

Total fixed income securities	389,678	(4,050)	—	—	389,678	(4,050)
Equity securities:
Common stocks	11,598	(262)	1,510	(51)	13,108	(313)
Preferred stocks	2,948	(17)	—	—	2,948	(17)

Total equity securities	14,546	(279)	1,510	(51)	16,056	(330)

Total	$404,224	$(4,329)	$1,510	$(51)	$405,734	$(4,380)

We have determined that there was no other than temporary impairment in our consolidated investment portfolio as of December 31, 2003. Unrealized losses in the fixed income portfolio are primarily due to interest rate fluctuations during the year and as such do not qualify for other than temporary impairment as we have the ability to hold until maturity. The remaining unrealized losses do not meet the criteria established in our policy and as such are not considered impaired.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2003 in relation to the total of all fixed income securities with an unrealized loss by contractual maturities.

	Percent of Market Value	Percent of Unrealized Loss	Number of Items
	(Dollars in thousands)
Due in one year or less	2.6%	0.2%	3
Due after one year through five years	35.8	27.4	47
Due after five years through ten years	51.1	56.3	51
Due after ten years	10.5	16.1	15

Total fixed income securities	100.0%	100.0%	116

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Monthly premiums are earned as coverage is provided. Annual premiums are earned on a monthly pro-rated basis over the year of coverage. Single premiums are initially deferred as unearned premiums and earned over the expected policy terms. The earning cycle for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings are estimates based on the expiration of risk. Single premiums written accounted for approximately 27% of gross premiums written from mortgage insurance in 2003. The premiums earning process begins with the notification of risk generally upon receipt of initial premium payment. Earnings pattern calculation is an estimation process and, accordingly, we review our premium earning cycle regularly and any adjustments to the estimates are reflected in the current period’s operating results.

Deferred Policy Acquisition Costs

Our policy acquisition costs are related to the issuance of primary mortgage insurance policies, including acquiring, underwriting and processing new business, as well as sales related activities. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year. The estimates for each policy year are monitored regularly to reflect actual experience and any changes to persistency or loss development. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s operating results. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Impairment Analysis of Investments in Unconsolidated Subsidiaries

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

As of December 31, 2003, our total investments in Fairbanks totaled $141.8 million, consisting of $115.8 million book value of equity investment and $26.0 million of related party receivables. We evaluated these investments as of December 31, 2003 and determined that there was no other-than-temporary decline in the carrying value. Accordingly, we have not recognized an impairment charge with respect to our total investment in Fairbanks. We will continue to evaluate our investment balance in Fairbanks for potential impairment in accordance with GAAP.

Risk Factors

Economic factors have adversely affected and may continue to adversely affect PMI’s loss experience and demand for mortgage insurance.

PMI’s loss experience has materially increased over the past year and could continue to increase as a result of: national or regional economic recessions; declining values of homes; higher unemployment rates; higher levels of consumer credit; deteriorating borrower credit; interest rate volatility; war or terrorist activity; or other economic factors. These factors could also materially reduce demand for housing and, consequently, demand for mortgage insurance.

Concentration of PMI’s primary insurance in force could increase claims and losses and harm our financial performance.

We could be affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of December 31, 2003, 9.3% of PMI’s primary risk in force was located in California, 9.2% was located in Florida and 7.0% was located in Texas. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas of the U.S.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums PMI earns each year is generated from insurance policies written in previous years. As a result, a decrease in the length of time that PMI’s policies remain in force could cause our revenues to decline. Factors that lead to borrowers canceling their mortgage insurance include: current mortgage interest rates falling below the rates on the mortgages underlying PMI’s insurance in force, which frequently results in borrowers refinancing their mortgages; and appreciation in home values experienced by the homes underlying the mortgages PMI insures.

If the volume of low down payment home mortgage originations declines, the amount of insurance that PMI writes could decline, which could result in a decline in our future revenue.

A decline in the volume of low down payment mortgage originations could reduce the demand for private mortgage insurance and consequently, our revenues. The volume of low down payment mortgage originations is affected by, among other factors: the level of home mortgage interest rates; domestic economy and regional economic conditions; consumer confidence; housing affordability; the rate of household formation; the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and government housing policy.

Since PMI generally cannot cancel mortgage insurance policies or adjust renewal premiums, unanticipated claims could cause our financial performance to suffer.

PMI generally cannot cancel the mortgage insurance coverage that it provides or adjust renewal premiums during the life of a mortgage insurance policy. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by non-renewal or cancellation of insurance coverage. The premiums PMI charges may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to PMI’s customers. An increase in the number or size of unanticipated claims could adversely affect our consolidated financial condition and results of operations.

The premiums PMI charges for mortgage insurance on less-than-A quality loans and non-traditional loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s insurance written includes less-than-A quality loans and non-traditional loans. The credit quality, loss development and persistency on these loans can vary significantly from PMI’s traditional A quality loan business. For example, PMI’s primary bulk portfolio is experiencing higher delinquency and claims rates, and higher average claims paid amounts, than PMI’s primary flow portfolios due, in part, to the higher concentration of less-than-A quality and non-traditional loans in the bulk portfolio. We expect that PMI will continue to experience higher default rates for less-than-A quality and non-traditional loans than for its A quality loans. We cannot be sure that the premiums that PMI charges on less-than-A quality loans and non-traditional loans will adequately offset the associated risk.

PMI’s primary risk in force consists of mortgage loans with high loan-to-value ratios and adjustable rate mortgages, which generally result in more claims than mortgage loans with lower loan-to-value ratios and fixed rate mortgages.

In our experience, mortgage loans with high loan-to-value ratios have higher claims frequency rates than mortgages with lower loan-to-value ratios. At December 31, 2003, approximately 54% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90%. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made.

Also as of December 31, 2003, approximately 10% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole. We cannot be sure that the premiums that PMI charges will adequately offset the associated risk of higher loan-to-value loans and ARMs.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies. PMI’s primary bulk loans that result in claims generally reach claims status more quickly than primary flow loans. As of December 31, 2003, approximately 92% of PMI’s primary risk in force was written after December 31, 1998 and 73% was written after December 31, 2001. Accordingly, a significant majority of PMI’s primary portfolio is in, or approaching, its peak claim years. We believe PMI’s loss experience may increase as PMI’s policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations would be harmed.

Our loss reserves may be insufficient to cover claims paid and loss-related expenses incurred.

We establish loss reserves to recognize the liability for unpaid losses related to insurance in force on mortgages that are in default. These loss reserves are regularly reviewed and are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs, including legal and other fees, of settling claims. Any adjustments, which may be material, resulting from these reviews are reflected in our consolidated results of operations. Our consolidated financial condition and results of operations could be harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

PMI delegates underwriting authority to mortgage lenders which could cause PMI to insure mortgage loans outside of its underwriting guidelines, and thereby increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program under which certain mortgage lenders may determine whether mortgage loans meet PMI’s program guidelines and commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, PMI may not refuse, except in limited circumstances, to insure, or rescind coverage on, that loan even if it reevaluates that loan’s risk profile and determines the risk profile to be unacceptable or the lender fails to follow PMI’s delegated underwriting guidelines.

If we fail to properly underwrite mortgage loans when we provide contract underwriting services, we may be required to provide monetary and other remedies to the customer. In addition, we may not be able to recruit a sufficient number of qualified underwriting personnel.

Our subsidiary MSC provides contract underwriting services for a fee. As a part of the contract underwriting services, MSC provides monetary and other remedies to its customers in the event that it fails to properly underwrite a mortgage loan. As a result, we assume credit and interest rate risk in connection with our contract underwriting services. Generally, the scope of the remedies provided by MSC is in addition to those contained in PMI’s master policies. Contract underwriting services apply to a significant percentage of PMI’s insurance in force and the costs relating to the investigation and/or provision of remedies could have a material adverse effect on our consolidated financial condition and results of operations. Worsening economic conditions or other factors that could increase PMI’s default rate could also cause the number and severity of remedies to increase.

The number of available and qualified underwriting personnel is limited, and there is heavy price competition among mortgage insurance companies for such personnel. MSC’s inability to recruit and maintain a sufficient number of qualified underwriters at a low cost could harm our consolidated financial condition and results of operations.

The risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of “AAA” and could cause PMI’s business to suffer.

The Office of Federal Housing Enterprise Oversight, or OFHEO, has issued a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. The rule also provides capital guidelines for Fannie Mae and Freddie Mac, or the GSEs, in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. PMI has an “AA+” rating. Although it has not occurred to date, if the rule resulted in the GSEs increasing their use of either “AAA”-rated mortgage insurers instead of “AA”-rated entities or credit protection counterparties other than mortgage insurers, our consolidated financial condition and results of operations could be adversely affected. Legislation is pending in Congress concerning the GSEs which would empower a new regulator to issue new capital rules for the GSEs. We cannot estimate whether this legislation will be enacted, its content or its impact on our consolidated financial condition and results of operations.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.

Alternatives to private mortgage insurance include: (1) government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration, or VA; (2) mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, which is referred to as an 80/10/10 loan, rather than a first mortgage with a 90% loan-to-value ratio; (3) member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank, or FHLB; (4) investors holding mortgages in their portfolios and self-insuring; (5) mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and (6) investors using credit enhancements as a partial or complete substitute to private mortgage insurance.

These alternatives, or new alternatives to private mortgage insurance that may develop, could reduce the demand for private mortgage insurance and cause our revenues and profitability to decline. Over the past several years, the volume of 80/10/10 loans as an alternative to loans requiring mortgage insurance has increased significantly and may continue to do so for the foreseeable future.

Although the FHLBs are not required to purchase insurance for mortgage loans, they currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80%. If the FHLBs were to purchase uninsured mortgage loans or increase the loan-to-value ratio threshold above which they require mortgage insurance, the market for mortgage insurance could decrease, and we could be adversely affected.

The OFHEO risk-based capital rule (discussed above) may allow large financial entities such as banks, financial guarantors, insurance companies and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Our consolidated financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance. See “The institution of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility,” below, for a discussion of Fannie Mae’s ability to purchase mortgage insurance from other than existing approved mortgage insurers.

Our revenues and profits could decline if PMI loses market share as a result of industry competition or if our competitive position suffers as a result of our inability to introduce and successfully market new products and programs.

The principal sources of PMI’s competition include: other private mortgage insurers, some of which are subsidiaries of well-capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have; and alternatives to private mortgage insurance discussed above.

If PMI is unable to compete successfully against other insurers or private mortgage insurance alternatives or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer.

Legislation and regulatory changes, including changes impacting the GSEs, could significantly affect PMI’s business and could reduce demand for private mortgage insurance.

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the fair Housing Act, the Homeowners Protection Act, the Federal Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business.

Congress is currently considering proposed legislation relating to the regulatory oversight of the GSEs. Under certain proposals, regulatory oversight of the GSEs would be conducted by a new federal agency with authority over the GSEs’ products and marketing activities, the GSEs’ minimum capital standards as well as their risk-based capital requirements. We do not know what form, if any, such legislation will take or, if it will be enacted, or its impact, if any, on our financial condition and results of operations.

In addition, increases in the maximum loan amount or other features of the FHA mortgage insurance program can reduce the demand for private mortgage insurance. Future legislative and regulatory actions could decrease the demand for private mortgage insurance, which could harm our consolidated financial condition and results of operations.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for approximately 42% of PMI’s premiums earned in 2003. A single customer represented 13% of PMI’s earned premiums in 2003. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. The loss of a significant customer could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

PMI could lose premium revenue if the GSEs reduce the level of private mortgage insurance coverage required for low down payment mortgages or reduce their need for mortgage insurance.

The GSEs are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of home loans from lenders or investors. The GSEs offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. In the past Freddie Mac and, more recently, Fannie Mae, have indicated their intent to reduce their use or required level of mortgage insurance. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, or if the GSEs further reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenue would decline and our consolidated financial condition and results of operations could suffer.

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

The GSEs, mortgage lenders and PMI jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the parties. FM Policy Focus, a lobbying organization representing financial services and housing-related trade associations, including the Mortgage Insurance Companies of America and several large mortgage lenders, supports increased federal oversight of the GSEs. The GSEs have criticized the activities of FM Policy Focus. FM Policy Focus, the GSEs and other groups are engaged in extensive lobbying activities with respect to proposed legislation which would change the way GSEs are regulated. These activities could polarize Fannie Mae, Freddie Mac, members of FM Policy Focus, PMI’s customers and us. Any such polarization could limit PMI’s opportunities to do business with the GSEs as well as with some mortgage lenders. Either of these outcomes could harm our consolidated financial condition and results of operations.

The implementation of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae has revised its approval requirements for mortgage insurers, including PMI, with the guidelines effective January 1, 2005. The guidelines cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, give Fannie Mae the right to purchase mortgage insurance from other than existing approved mortgage insurers, including insurers that are either rated below

“AA” or are unrated, and provide Fannie Mae with increased rights to revise the eligibility standards of insurers. We do not know how Fannie Mae will enforce the terms of the guidelines, especially in those areas in which it has retained significant discretion, such as the right to purchase mortgage insurance from other than existing approved mortgage insurers. Depending on how the guidelines are implemented, our operational flexibility as well as our profitability could suffer.

HUD’s proposed RESPA reform regulation, if implemented in its current form, could harm our profitability.

The Real Estate Settlement Procedures Act of 1974, or RESPA, prohibits paying lenders for the referral of settlement services, including mortgage insurance. HUD has proposed a rule under RESPA which if implemented as proposed would, among other things, give lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. To promote the use of a GMP, qualifying packages would be entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance and title insurance are included in the package to the extent an upfront premium is charged. This could encompass some, but not all, of the policies written and the premiums charged by a mortgage insurer or a title insurer with respect to a single loan. Inclusion in the package could cause settlement service providers, such as mortgage insurers and title insurers, to experience reductions in the prices of their services or products, which could harm our profitability. HUD’s proposed rule has been submitted to the Office of Management and Budget for review. We do not know what form, if any, the final rule will ultimately take.

We could be adversely affected by legal actions under RESPA.

RESPA precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. A number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. We and several other mortgage insurers, without admitting any wrongdoing, reached a settlement in these cases, which includes an injunction that prohibited certain specified practices and details the basis on which mortgage insurers may provide agency pool insurance, captive mortgage reinsurance, contract underwriting and other products and services and be deemed to be in compliance with RESPA. The injunction expired on December 31, 2003, and it is not clear whether the expiration of the injunction will result in new litigation against private mortgage insurers to extend the injunction or to seek damages under RESPA. Our competitors could change their pricing structure or business practices after the expiration of the injunction. U.S. federal and state officials are authorized to enforce RESPA and to seek civil and criminal penalties. We cannot predict whether civil, regulatory or criminal actions might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our consolidated financial condition and results of operations.

Mortgage lenders increasingly require PMI to reinsure a portion of the mortgage insurance default risk on mortgages that they originate with their captive reinsurance companies, which reduces PMI’s net premiums written.

An increasing percentage of PMI’s new insurance written is being generated by customers with captive reinsurance companies, and we expect that this trend will continue. See “Business—U.S. Mortgage Operations—Products—Captive Reinsurance”. If PMI does not provide its customers with acceptable risk-sharing structured transactions, including potentially increasing levels of premium cessions in captive reinsurance agreements, PMI’s competitive position may suffer. An increase in captive reinsurance agreements will negatively impact PMI’s net premiums written, which may negatively impact the yield that we obtain on net premiums earned for customers with captive reinsurance agreements.

A downgrade of PMI’s claims-paying ability could materially harm our financial performance.

PMI’s claims-paying ability is currently rated “AA+” (“Excellent”) by S&P, “Aa2” (“Excellent”) by Moody’s, and “AA+” (“Very Strong”) by Fitch.

These ratings may be revised or withdrawn at any time by one or more of the rating agencies and are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including: underwriting or investment losses; the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements; other adverse developments in PMI’s financial condition or results of operations; or changes in the views of rating agencies of our risk profile or of the mortgage insurance industry.

If PMI’s claims-paying ability rating falls below “AA-” from S&P or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, may not purchase mortgages insured by PMI. Such a downgrade could also negatively affect our holding company ratings or the ratings of our other licensed insurance subsidiaries or our ability to further implement our strategic diversification program. Any of these events would harm our consolidated financial condition and results of operations.

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

PMI’s risk-to-capital ratio is also affected by capital requirements necessary to maintain our credit ratings and PMI’s claims-paying ability ratings. Generally, the methodology used by the rating agencies to assign credit or claims-paying ability ratings permits less capital leverage than under statutory or other requirements. Accordingly, we may be required to meet capital requirements that are higher than statutory or other capital requirements to satisfy rating agency requirements.

To control its risk-to-capital ratio, PMI may seek capital contributions from The PMI Group or third party credit enhancements, or may be required to reduce the amount of new business written. The PMI Group may not be able to raise additional funds, or do so on a timely basis, in order to make a capital contribution to PMI. In addition, third party credit enhancements may not be available to PMI or, if available, may not be available on satisfactory terms. A material reduction in PMI’s statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase its risk-to-capital ratio, which in turn could limit its ability to write new business, impair PMI’s ability to pay dividends to The PMI Group and seriously harm our consolidated financial condition and results of operations.

Our ongoing ability to pay dividends to our shareholders and meet our obligations primarily depends upon the receipt of dividends and returns of capital from our insurance subsidiaries and our investment income.

We are a holding company and conduct all of our business operations through our subsidiaries. Our principal sources of funds are dividends from our subsidiaries, investment income and funds that may be raised from time to time in the capital markets. Factors that may affect our ability to maintain and meet our capital and liquidity needs as well as to pay dividends to our shareholders include: the level and severity of claims experienced by our insurance subsidiaries; the performance of the financial markets; standards and factors used by various credit rating agencies; financial covenants in our credit agreements; and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

In addition, a protracted economic downturn, or other factors, could cause issuers of the fixed-income securities that we and FGIC and RAM Re own to default on principal and interest payments, which could cause our investment returns and net income to decline and reduce our ability to maintain all of our capital and liquidity needs.

If we are unable to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors, our business and financial performance could be significantly harmed.

Participants in the mortgage lending and mortgage insurance industries rely on e-commerce and other technology to provide and expand their products and services. Our customers generally require that we provide our products and services electronically via the Internet or electronic data transmission, and the percentage of our new insurance written and claims processing which is delivered electronically has increased. We expect this trend to continue, and accordingly, we believe that it is essential that we continue to invest substantial resources in maintaining electronic connectivity with our customers and, more generally, in e-commerce and technology. Our business may suffer if we do not keep pace with the technological demands of our customers and the technological capabilities of our competitors.

While we are protesting assessments we received, and intend to protest any future assessment we may receive, from the California Franchise Tax Board, we cannot provide assurance as to the ultimate outcome of these matters.

We received notices of assessment from the California Franchise Tax Board, or FTB, for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. As of December 31, 2003, we had $4.7 million of reserve relating to the assessments for the years 1997 through 2000. We could be subject to additional assessments relating to years after 2000. We have not reserved amounts for years after 2000. While we are protesting the assessments we have received, we cannot provide assurance as to the ultimate outcome of this matter.

An adverse outcome of litigation against PMI or any of our other subsidiaries could harm our consolidated financial position and results of operations.

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at less than PMI’s “best available rate”. The action alleges violations of the federal Fair Credit Reporting Act. In September 2003, an action against our wholly-owned title insurance company, American Pioneer Title Insurance Company, or APTIC, was filed in Florida state court seeking certification of a statewide class of consumers and alleging that, under Florida laws and regulations applicable to title insurance companies, APTIC was required to but failed to disclose to the plaintiffs that they were entitled to a reduced fee on the title insurance policies purchased by plaintiffs in connection with refinancings of their mortgages. APTIC is also subject to a similar lawsuit in New York and may be subject to additional similar lawsuits in the future. These actions seek, among other things, damages and declaratory and injunctive relief. PMI and APTIC intend to vigorously defend these respective claims. However, we cannot be sure that the outcome of the litigation or any similar litigation will not materially affect our consolidated financial position or results of operations. See Item 1.C.3. Residential Lender Services regarding our pending sale of APTIC.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have subsidiaries in Australia and Europe. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include: the need for regulatory and third party approvals; challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets; economic downturns in targeted foreign mortgage origination markets; interest rate volatility in a variety of countries; unexpected changes in foreign regulations and laws; the burdens of complying with a wide variety of foreign laws; potentially adverse tax consequences; restrictions on the repatriation of earnings; foreign currency exchange rate fluctuations; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations; and natural disasters and other events (e.g., toxic contamination) that would damage properties and that could precipitate borrower default.

Our Australian and New Zealand mortgage insurance operations, PMI Australia, is subject to many of the same risks facing PMI.

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates, and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation. Future legislative or regulatory changes could adversely affect PMI Australia. PMI Australia’s primary regulator, the Australian Prudential Regulatory Authority, or APRA, is considering, and has sought comment on, a proposal to eliminate the requirement that mortgage insurance companies be mono-line insurers. If adopted, this proposal could facilitate the entry of new competitors in the Australian mortgage insurance market.

PMI Australia is currently rated “AA” by S&P and Fitch and “Aa3” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Australia and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure could negatively impact PMI Australia’s ratings. PMI Australia’s business is dependent on maintaining its ratings. Any negative impact on its ratings will negatively affect its financial results.

PMI Australia’s five largest customers provided 58% of PMI Australia’s 2003 gross premiums written. PMI Australia’s loss of a significant customer, if not replaced, could harm PMI Australia’s and our consolidated financial condition and results of operations.

We may not be able to execute our strategy to expand our European operations.

We have devoted resources to expand our European operations, PMI Europe, and we plan to continue these efforts. The success of our efforts will depend partly upon legislative and regulatory policies in Europe that support homeownership and provide capital relief for institutions that obtain credit enhancement with respect to their mortgage loan portfolios. If European legislative and regulatory agencies do not adopt such policies, our European operations may be adversely affected.

PMI Europe is currently rated “AA” by S&P and Fitch and “Aa3” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Europe and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure could negatively impact PMI Europe’s ratings. PMI Europe’s business is dependent on maintaining its ratings. Any negative impact on its ratings will negatively affect its financial results.

The performance of our unconsolidated strategic investments could harm our consolidated financial results.

We have made significant investments in the equity securities of several privately-held companies, including FGIC Corporation, the parent of Financial Guaranty Insurance Company, or FGIC, a financial guaranty insurer, Fairbanks, the parent of Fairbanks Capital, a third-party servicer of single-family residential mortgages, and RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re, a financial guaranty reinsurance company based in Bermuda.

Our investments in FGIC Corporation, Fairbanks and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. Our investments in our unconsolidated strategic investments together with CMG Mortgage Insurance Company totaled $937.8 million as of December 31, 2003, compared to $289.8 million as of December 31, 2002. The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. Some of the various risks affecting Fairbanks and FGIC Corporation are discussed below. Because we do not control these companies, we are dependent upon the management of these companies to independently operate their businesses and, accordingly, we may be unable to take actions unilaterally to avoid or mitigate those risks.

Investigations by regulatory agencies into Fairbanks’ activities and private litigation involving Fairbanks could harm Fairbanks’ business and adversely affect our investment in Fairbanks.

Fairbanks and Fairbanks Capital’s servicing practices have been the subject of investigations by the FTC, HUD and the Department of Justice. On November 12, 2003 the FTC and HUD announced that they had reached a settlement of their ongoing investigations of Fairbanks. The settlement requires changes in Fairbanks’ operations and the creation of a $40 million redress fund for the benefit of consumers to remedy the violations of law alleged by the FTC and HUD. We have guaranteed approximately two-thirds of the funds that may become due to Fairbanks’ lenders under a $30.7 million letter of credit, which may be drawn upon by the FTC as security for a portion of a $40 million redress fund as part of the settlement. The settlement is contingent upon the final order of the federal district court in Massachusetts becoming effective, which will occur upon the related settlement of certain class action litigation (see below). The FTC staff has indicated that the FTC will file an enforcement action against Fairbanks if the settlement order does not become effective. Fairbanks’ financial condition and results of operations could be adversely impacted if the settlement does not become effective and the FTC commences an enforcement action against it.

HUD’s criminal investigation into Fairbanks Capital’s servicing practices has concluded, and Fairbanks believes that the Department of Justice criminal investigation is closed. A criminal indictment could have a material adverse effect on Fairbanks and its business and, therefore, on our investment in Fairbanks.

Fannie Mae has found certain business practices at Fairbanks Capital to be out of compliance with a servicing agreement between the parties. Fairbanks Capital and Fannie Mae have agreed that Fairbanks Capital will not service any new Fannie Mae-owned loans without the approval of Fannie Mae.

Regulatory agencies in five states in which Fairbanks Capital does a significant amount of business have indicated that, notwithstanding the settlement by Fairbanks with the FTC and HUD, they intend to require Fairbanks Capital to refund to consumers in their respective states amounts that they allege Fairbanks Capital had improperly collected and to enter into consent decrees regulating various aspects of Fairbanks Capital’s business. In addition, Fairbanks has entered into a consent order with the State of Maryland under which it has agreed to change certain of its practices under Maryland law and refund certain amounts to Maryland borrowers. Other states could also seek to require such refunds or consent orders. If Fairbanks is unable to resolve the issues with the state regulatory agencies, those regulatory agencies may bring administrative or other actions against Fairbanks or Fairbanks Capital seeking to change its business practices, require refunds and, potentially, monetary penalties or revocation of Fairbanks Capital’s license to conduct its business in such states.

Fairbanks and Fairbanks Capital are subject to private litigation, including a number of putative class action suits, alleging violations of federal and state laws governing the activities of servicers. We expect that as a result of the publicity surrounding lending and servicing practices, Fairbanks Capital may be subject to other putative class action suits in the future. Fairbanks has entered into a settlement agreement with the plaintiffs in certain of these cases which provides for the payment by Fairbanks of attorney’s fees and costs, the implementation of the $40 million redress fund negotiated jointly with the FTC, a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, and a stipulation regarding its future operations. There can be no assurance that the Court will approve the settlement. Fairbanks’ financial condition and results of operations could be negatively impacted if such settlement is not finalized. In addition, PMI has been named as a defendant in several actions relating to the practices of Fairbanks. With the exception of two actions in California, both of which have been stayed, the actions in which PMI has been named as a defendant have been dismissed without prejudice or settled by Fairbanks Capital. If the Fairbanks Capital settlement of the class action litigation described above is effected, that settlement will also include a release of PMI. PMI could be named as a defendant in additional actions with respect to Fairbanks in the future.

Our investment in Fairbanks, and consequently our consolidated financial results, could be negatively impacted by the ultimate resolution of the state regulatory actions, the class action litigation, and/or pending FTC and HUD actions involving Fairbanks and Fairbanks Capital. If the FTC/HUD settlement is not implemented, the class action settlements are not finalized, or Fairbanks Capital is required as a result of state regulatory proceedings to make significant payments or changes to its business practices so that it becomes materially more expensive to operate, Fairbanks’ financial condition and results of operations could be adversely affected. Furthermore, regulatory actions and putative class actions have generated negative publicity for Fairbanks Capital which has caused and may continue to cause Fairbanks Capital to suffer losses in its customer base. These losses could also harm our investment in Fairbanks.

As of December 31, 2003, our total investment balance in Fairbanks was approximately $142 million, consisting of approximately $116 million book value of equity investment and approximately $26 million in subordinated participation interests and advances to Fairbanks. In addition, we have guaranteed an aggregate of $7 million of Fairbanks’ indebtedness as well as approximately two-thirds of Fairbanks’ obligations under a $30.7 million letter of credit related to the pending settlement with the FTC and HUD. Our total investment could become impaired or uncollectible as a result of the risks involving Fairbanks, which would harm our consolidated financial condition and results of operations. We have evaluated our total investment in Fairbanks as of December 31, 2003 and have not recognized an impairment charge with respect to our investment. Developments with respect to regulatory and litigation matters involving Fairbanks, Fairbanks Capital’s ratings, Fairbanks Capital’s credit facilities and Fairbanks’ business prospects generally could require us to recognize an impairment charge with respect to our investment in Fairbanks in the future.

If the FTC initiates an action against us relating to the activities of Fairbanks, our business could suffer.

The settlement by the FTC and HUD of proposed civil charges against Fairbanks includes a release by the FTC and HUD in favor of us and our employees who served as directors of Fairbanks relating to the claims and conduct alleged or that could have been alleged in the FTC and HUD actions with respect to Fairbanks’ loan servicing practices. If the settlement is not implemented by the Court, or if the settlement is implemented and is subsequently overturned on appeal, the FTC may choose to bring an action against us. The filing of an FTC action against us could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business. Any such action brought against us by the FTC could seriously harm our consolidated financial position and results of operations.

Fairbanks Capital has undergone ratings downgrades that have adversely affected its business, and any future downgrade could seriously harm Fairbanks and the value of our investment in Fairbanks.

As a result of Fairbanks Capital’s ratings downgrades by S&P, Moody’s and Fitch, and unless and until there are upgrades in these ratings, Fairbanks Capital is no longer qualified to be named as a primary servicer on future residential mortgage-backed securities, or RMBS, transactions rated by Moody’s or S&P. While Fairbanks Capital may serve as a subservicer on these rated transactions under certain circumstances, its inability to be named as a primary servicer has adversely affected its results of operations. Future negative rating agency actions could also negatively impact Fairbanks and could have a material adverse effect on Fairbanks. As a result of the recent developments discussed above, Fairbanks Capital’s ability to continue to service its existing servicing portfolios and to acquire new portfolios in the future is uncertain. Fairbanks has a limited number of customers and losses in Fairbanks’ customer base due to rating agency actions or otherwise could have an adverse effect on Fairbanks and our investment in Fairbanks.

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

In order to complete the FGIC investment, we employed a significant portion of our borrowing capacity and significantly increased our leverage. Accordingly, we may not be able to raise significant amounts of capital in the near term without the use of equity.

Our ability to borrow money is constrained by a number of factors, including the impact of borrowings on our ratings. In November, 2003, we offered and sold equity units which consist in part of $345 million aggregate principal amount of our 3.0% senior notes due November 15, 2008. As a result of the equity units offering, we have used a significant portion of our borrowing capacity and have significantly increased our leverage. As a result, among other things, we may be limited in our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity. Future issuances of our common stock may adversely affect our stock price. In addition, the degree to which we are leveraged will limit our ability to obtain financing for working capital, acquisitions or other purposes.

We expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business. Accordingly, we will be subject to various risks and uncertainties associated with the financial guaranty business.

We expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business. Accordingly, we will be subject to all the risks and uncertainties associated with that business. In addition, FGIC has historically operated its financial guaranty business principally in one market segment—municipal finance. We currently expect that FGIC will expand its business lines and products into other markets and asset classes that historically have experienced higher default rates than municipal finance. The risks and uncertainties to which we will be exposed as a result of the FGIC acquisition include the following, among others:

•	The ability of a triple-A rated financial guarantor to compete is heavily dependent on maintaining such ratings. We cannot be sure that FGIC will be able to maintain its ratings. FGIC’s ability to compete with other triple-A rated financial guarantors and otherwise to engage in its business as currently conducted, and FGIC Corporation’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in FGIC’s ratings or the announcement of a potential reduction or change in outlook.

•	FGIC is subject to extensive competition. We cannot be sure that FGIC will be able to continue to compete effectively in its current markets or in any markets or asset classes into which it expands.

•	The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or municipal or asset-backed obligations or markets, including changes in tax laws, could adversely affect FGIC’s business.

•	FGIC establishes specific reserves for the net present value of estimated losses on particular insured obligations when, in management’s opinion, the likelihood of a future loss is probable and the amount of the ultimate loss that FGIC expects to incur can be reasonably estimated. FGIC also establishes reserves to cover those impaired credits on its credit watch list. These latter reserves are designed to recognize the potential for claims on credits that have migrated to an impaired level where there is an increased probability of payment default, but that are not presently or imminently in payment default. Although FGIC’s loss reserves are regularly reviewed and updated, they are necessarily based on estimates and subjective judgments about the outcome of future events. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established.

•	Demand for financial guaranty insurance is dependent upon many factors beyond FGIC’s control, including interest rate fluctuations, availability of alternative structures and market acceptance of financial guaranty products.

•	Any expansion by FGIC into other markets and other asset classes will entail risks associated with engaging in new business lines, including, among others, the challenges in attracting and retaining employees with relevant experience and establishing name recognition in new markets and obtaining new experience in those markets and asset classes, as well as the risk that FGIC may not appropriately price insurance written in new business lines to compensate for the associated risk.

•	Terrorism and other hostilities may adversely impact the ratings of specific obligations insured by FGIC, and could lead to a significantly higher rate of default for those obligations.

•	FGIC’s insurance portfolio contains concentrations of sellers, servicers and obligors, some of which are significant. An adverse event with respect to one or more of these concentrations could result in disproportionate and significant losses to FGIC.

•	As of December 31, 2003, approximately 8% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than $200 million of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003 and 2002, our investment portfolio was $2.8 billion and $2.5 billion, respectively. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2003, 91% of our investments were long-term fixed income securities, including municipal bonds, U.S. and foreign government bonds and corporate bonds. As interest rates fall the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value net of related income taxes on our investment securities based upon specified changes in interest rates as of December 31, 2003:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point rise	$(366,909)
200 basis point rise	(246,756)
100 basis point rise	(113,481)
100 basis point decline	104,948
200 basis point decline	202,691
300 basis point decline	293,957

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates. The effective duration of our fixed-income investment portfolio was 4.7 years at December 31, 2003, and we do not expect to recognize any adverse impact to our consolidated net income or cash flows based on the above projection.

As of December 31, 2003, $557.1 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.7520 U.S. dollars at December 31, 2003 compared to 0.5616 at December 31, 2002 and 0.5094 at December 31, 2001. As of December 31, 2003, $174.2 million of our invested assets were held by PMI Europe and were predominantly denominated in Euros. The value of the Euro appreciated relative to the U.S. dollar to 1.2595 U.S. dollars at December 31, 2003, compared to 1.0492 at December 31, 2002 and 0.8895 at December 31, 2001. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.    Financial Statements and Supplementary Data

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$696,928	$676,857	$597,221
Net investment income	149,779	120,581	129,773
Equity in earnings from unconsolidated subsidiaries	4,597	44,225	18,788
Net realized investment gains	84	1,329	11
Other income	40,333	39,126	28,643

Total revenues	891,721	882,118	774,436

LOSSES AND EXPENSES
Losses and loss adjustment expenses	209,088	157,575	108,830
Amortization of deferred policy acquisition costs	89,327	83,416	81,782
Other underwriting and operating expenses	175,693	144,877	128,730
Lease abandonment and relocation costs	—	12,183	—
Litigation settlement charge	—	12,222	—
Interest expense	20,815	17,654	15,218
Distributions on mandatorily redeemable preferred securities	3,676	4,030	7,604

Total losses and expenses	498,599	431,957	342,164

Income from continuing operations before income taxes	393,122	450,161	432,272
Income taxes from continuing operations	118,814	124,545	129,655

Income from continuing operations	274,308	325,616	302,617

Income from discontinued operations before income taxes (Note 19)	26,893	20,628	14,694
Income taxes from discontinued operations	7,186	7,199	5,294

Income from discontinued operations	19,707	13,429	9,400

Income before extraordinary items and cumulative effect of a change in accounting principle	294,015	339,045	312,017
Extraordinary gain on write off of negative goodwill, net of income taxes of $408 (Note 6)	5,418	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	—	(4,805)
Cumulative effect of a change in accounting principle	—	7,172	—

NET INCOME	$299,433	$346,217	$307,212

PER SHARE DATA
Basic:
Continuing operations	$3.05	$3.62	$3.40
Discontinued operations	0.22	0.15	0.11
Extraordinary gain (loss)	0.06	—	(0.05)
Cumulative effect of a change in accounting principle	—	0.08	—

Basic net income	$3.33	$3.85	$3.46

Diluted:
Continuing operations	$3.01	$3.56	$3.34
Discontinued operations	0.22	0.15	0.10
Extraordinary gain (loss)	0.06	—	(0.05)
Cumulative effect of a change in accounting principle	—	0.08	—

Diluted net income	$3.29	$3.79	$3.39

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$2,554,184	$2,264,258
Equity securities:
Common	116,728	79,547
Preferred	111,070	86,073
Short-term investments	23,803	35,406

Total investments	2,805,785	2,465,284
Cash and cash equivalents	397,096	203,470
Investments in unconsolidated subsidiaries	937,846	289,795
Accrued investment income	39,187	35,090
Deferred policy acquisition costs	102,074	85,210
Premiums receivable	62,082	58,287
Reinsurance receivable and prepaid premiums	53,524	60,078
Reinsurance recoverable	3,275	3,846
Property, equipment and software, net of accumulated depreciation	172,218	164,685
Related party receivables	27,840	2,322
Other assets	75,500	63,926
Assets—discontinued operations	117,862	85,056

Total assets	$4,794,289	$3,517,049

LIABILITIES
Reserves for losses and loss adjustment expenses	$346,939	$333,569
Unearned premiums	469,001	232,877
Long-term debt	819,543	422,950
Reinsurance payable	57,960	40,506
Deferred income taxes	94,079	80,820
Other liabilities and accrued expenses	178,521	131,772
Liabilities—discontinued operations	44,217	32,222

Total liabilities	2,010,260	1,274,716

Commitments and contingencies (Notes 10 and 15)

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debenture of the Company	—	48,500
SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized, 111,336,954 and 105,587,554 shares issued; 95,161,721 and 89,943,406 shares outstanding	1,114	1,056
Additional paid-in capital	441,508	267,234
Treasury stock, at cost (16,175,233 and 15,644,148 shares)	(344,195)	(342,093)
Retained earnings	2,437,576	2,149,877
Accumulated other comprehensive income, net of deferred taxes	248,026	117,759

Total shareholders’ equity	2,784,029	2,193,833

Total liabilities, mandatorily redeemable preferred securities and shareholders’ equity	$4,794,289	$3,517,049

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31

	Comprehensive Income	Common Stock
		Shares	Amount
	(Dollars and shares in thousands)
BALANCE, DECEMBER 31, 2000		105,588	$1,056
Stock grants for the exercise of stock options		—	—
Shares issuance under ESPP		—	—
Issuance of treasury stock		—	—
Dividends declared		—	—
Net income	$307,212	—	—
Change in unrealized losses on investments, net of deferred tax benefit $6,830	(11,324)	—	—
Reclassification of realized gains included in net income, net of tax	(7)	—	—
Change in currency translation loss	(10,379)	—	—

Other comprehensive income	$285,502

BALANCE, DECEMBER 31, 2001		105,588	1,056
Stock grants for the exercise of stock options		—	—
Shares issuance under ESPP		—	—
Repurchase of common stock		—	—
Dividends declared		—	—
Net income	$346,217	—	—
Change in unrealized gains on investments, net of deferred taxes of $21,253	46,074	—	—
Reclassification of realized gains included in net income, net of tax	(864)	—	—
Change in currency translation gain	31,758	—	—

Other comprehensive income	$423,185

BALANCE, DECEMBER 31, 2002		105,588	1,056
Stock grants for the exercise of stock options		—	—
Shares issuance under ESPP		—	—
Issuance of common stock, net		5,749	58
Purchase contract, including costs		—	—
Repurchase of common stock		—	—
Dividends declared		—	—
Net income	$299,433	—	—
Change in unrealized gains on investments, net of deferred taxes of $7,172	13,498	—	—
Reclassification of realized gains included in net income, net of tax	(56)	—	—
Change in currency translation gain	116,825	—	—

Other comprehensive income	$429,700

BALANCE, DECEMBER 31, 2003		111,337	$1,114

See accompanying notes to consolidated financial statements.

Year ended December 31
Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Income
	Shares	Amount	Retained Earnings		Total
(Dollars and shares in thousands)
$267,234	(16,874)	$(343,331)	$1,511,751	$62,501	$1,499,211
—	318	6,444	—	—	6,444
—	53	1,074	—	—	1,074
—	78	1,581	—	—	1,581
—	—	—	(7,124)	—	(7,124)
—	—	—	307,212	—	307,212

—	—	—	—	(11,324)	(11,324)

—	—	—	—	(7)	(7)
—	—	—	—	(10,379)	(10,379)

267,234	(16,425)	(334,232)	1,811,839	40,791	1,786,688
—	931	17,674	—	—	17,674
—	67	1,272	—	—	1,272
—	(217)	(26,807)	—	—	(26,807)
—	—	—	(8,179)	—	(8,179)
—	—	—	346,217	—	346,217

—	—	—	—	46,074	46,074

—	—	—	—	(864)	(864)
—	—	—	—	31,758	31,758

267,234	(15,644)	(342,093)	2,149,877	117,759	2,193,833
—	649	15,907	—	—	15,907
—	70	1,710	—	—	1,710
207,860	—	—	—	—	207,918
(33,586)	—	—	—	—	(33,586)
—	(1,250)	(19,719)	—	—	(19,719)
—	—	—	(11,734)	—	(11,734)
—	—	—	299,433	—	299,433

—	—	—	—	13,498	13,498

—	—	—	—	(56)	(56)
—	—	—	—	116,825	116,825

$441,508	(16,175)	$(344,195)	$2,437,576	$248,026	$2,784,029

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299,433	$346,217	$307,212
Net income from discontinued operations	(19,707)	(13,429)	(9,400)
Extraordinary gain from write off of negative goodwill	(5,418)	—	—
Extraordinary charge from early extinguishment of debt	—	—	4,805
Cumulative effect of a change in accounting principle	—	(7,172)	—

Income from continuing operations before extraordinary items and change in accounting principle	274,308	325,616	302,617
Adjustments to reconcile net income before extraordinary items and change in accounting principle to net cash provided by operating activities:
Net realized investment gains	(84)	(1,329)	(11)
Equity in earnings from unconsolidated subsidiaries	(4,597)	(44,225)	(18,788)
Depreciation and amortization	16,157	14,876	8,987
Deferred income taxes	12,852	19,213	(11,624)
Changes in:
Accrued investment income	(4,097)	(244)	(11,868)
Deferred policy acquisition costs	(16,864)	(7,307)	(10,894)
Premiums receivable	(3,795)	(772)	(16,151)
Reinsurance receivable, net of payable	24,007	(3,698)	(340)
Reinsurance recoverable	571	2,222	3,143
Reserves for losses and loss adjustment expenses	13,368	29,754	16,728
Unearned premiums	236,124	24,297	37,714
Income taxes payable	3,987	(9,650)	6,326
Other	4,871	52,317	56,458

Net cash provided by operating activities	556,808	401,070	362,297

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	822,002	626,243	321,807
Proceeds from sales of equity securities	63,283	71,850	119,170
Investment purchases:
Fixed income securities	(1,122,145)	(760,966)	(778,423)
Equity securities	(94,899)	(99,556)	(104,990)
Net change in short-term investments	12,326	(7,166)	64,237
Proceeds from sales of investments in unconsolidated subsidiaries	10,929	—	—
Investments in unconsolidated subsidiaries, net of distributions	(645,412)	(38,349)	(54,840)
Acquisitions of wholly-owned subsidiaries	—	—	(60,166)
Change in related party receivables	(25,518)	(3,381)	260
Capital expenditures and capitalized software, net of dispositions	(30,136)	(125,712)	(23,017)

Net cash used in continuing operations	(1,009,570)	(337,037)	(515,962)
Net effect of discontinued operations	(1,104)	2,288	2,522

Net cash used in investing activities	(1,010,674)	(334,749)	(513,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	334,650	—	—
Net proceeds from issuance of senior convertible debentures	—	—	351,900
Proceeds from repurchase transactions	249,030	—	—
Repayment of repurchase transactions	(249,030)	—	—
Net proceeds from issuance of common stock	207,918	—	—
Purchase of treasury stock	(19,719)	(26,807)	—
Proceeds from issuance of treasury stock	17,617	18,946	9,099
Extinguishment of debt and redeemable securities	—	—	(131,675)
Dividends paid to shareholders	(11,734)	(8,179)	(7,124)

Net cash provided by (used in) financing activities	528,732	(16,040)	222,200

Effect of the change in currency translations on cash	116,825	31,758	(10,245)

Net increase in cash and cash equivalents	193,626	82,039	60,812
Cash and cash equivalents at beginning of year	203,470	121,431	60,619

Cash and cash equivalents at end of year	$397,096	$203,470	$121,431

Cash paid during the years:
Interest paid and preferred securities distributions	$20,460	$16,059	$10,427
Income taxes paid, net of refunds	$38,203	$31,591	$22,130
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$1,201	$1,062	$—
Increase in long-term debt due to deconsolidation of trust	$51,593	$—	$—
Decrease in mandatorily redeemable preferred securities due to deconsolidation of trust	$48,500	$—	$—
Purchase contract liability with corresponding offset to equity	$30,851	$—	$—

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation reported as discontinued operations; PMI Mortgage Insurance Ltd and PMI Indemnity Limited, Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively, “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Co. Ltd, Irish insurance corporations (collectively, “PMI Europe”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in consolidation.

On December 18, 2003, the Company completed its acquisition of a 42% ownership interest in Financial Guaranty Insurance Company (“FGIC”), together with its immediate holding company FGIC Corporation, from General Electric Capital Corporation (“GECC”). The Company is the strategic investor in a group of investors, and funded $611 million in cash of the $1.6 billion total purchase price. FGIC is a leading triple-A rated monoline bond insurer. FGIC provides financial guaranty insurance policies for public finance and structured finance obligations issued by clients in both the public and private sectors. In connection with the acquisition of FGIC, the Company issued 5.75 million shares of common stock and 13.8 million of 5.875% equity units. The investment in FGIC is accounted for under the equity method of accounting.

In addition to FGIC, the Company has equity ownership interests in Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (“RAM Re”), a financial guaranty reinsurance company based in Bermuda.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Risks and uncertainties—PMI is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its ten largest customers choose to stop providing PMI with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. Our U.S. Mortgage Insurance Operations’ ten largest customers generated approximately 42% and 44% of its premiums earned in 2003 and 2002, respectively.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their forms and policies offered to customers, their financial statements and periodic financial reporting, and their permissible investments and adherence to financial standards relating to statutory surplus, dividends to the Company and other criteria of solvency are all subjects of detailed regulation.

The Company establishes loss reserves to recognize the liability of unpaid losses related to insured mortgages that are in default. These loss reserves are based upon our estimates of the claim rate and average claim amounts, as well as the estimated costs of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments due to positive or adverse developments, which may be material, resulting from these reviews would impact current reserve requirements. Our reserves may not be adequate to cover ultimate loss development on incurred defaults. Our consolidated financial condition, results of operations or cash flows could be seriously harmed if our reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

The Company has made significant investments in the equity securities of several privately-held companies including FGIC and Fairbanks. The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. In addition, we have limited ability to control these companies and, accordingly, may be unable to take actions unilaterally to avoid or mitigate those risks.

The Company expects that a significant portion of its consolidated net income will be derived from FGIC and its financial guaranty business. Accordingly, we are subject to all the risks and uncertainties associated with that business. The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes may affect the financial guaranty industry or municipal or asset-backed obligations or markets. Any expansion by FGIC into other markets and other asset classes will entail risks and uncertainties associated with its ability to maintain a triple-A rating and to compete with other monoline financial guaranty insurance companies.

Significant accounting policies are as follows:

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available- for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s earnings.

The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis. Dividend income on common stock is recognized on the date of declaration. Net investment income represents interest and dividend income, net of expenses.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority owned subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity earnings of FGIC and CMG on a current month basis, Fairbanks on a one-month lag basis, and all other unconsolidated subsidiaries on a one-quarter lag basis. Management is evaluating the possibility of eliminating the one-month lag reporting for Fairbanks in the first quarter of 2004 due to efficiencies Fairbanks has achieved in its monthly closing process. The book value of the investments in the Company’s unconsolidated subsidiaries includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

Although the Company’s ownership percentage of Fairbanks exceeds 50%, the Company reports its investment in Fairbanks using the equity method of accounting due to an agreement among the shareholders of Fairbanks limiting the Company’s ability to control the operations of Fairbanks. This treatment is in accordance with guidance provided by Emerging Issues Task Force Issue (“EITF”) No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

The Securities and Exchange Commission (“SEC”) requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% by any unconsolidated subsidiary; separate financial statements of that unconsolidated subsidiary are required to be included in SEC filings. As of December 31, 2003, the Company’s equity investees and unconsolidated majority owned subsidiary exceeded the 10% test in the aggregate and, accordingly, condensed financial statements on a combined basis are provided in Note 23.

Deferred Policy Acquisition Costs—The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting for Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income and losses and loss adjustment expenses. The estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, which is generally three to seven years.

Related Party Receivables—These receivables include non-trade receivables from unconsolidated subsidiaries. The balance is comprised of approximately $23 million of subordinated participation interests in Fairbanks debt, which was part of a debt restructuring completed in the second quarter of 2003. The participation bears interest at LIBOR plus 2.5% and is payable monthly. The balance may begin to be repaid as early as June 2004, with the balance due and payable in September 2004. In addition, the Company has approximately $3 million of advances to Fairbanks related to other matters.

Derivatives—Until the quarter ended June 30, 2003, the Company’s use of derivative financial instruments was generally limited to reducing its exposure to interest rate risk and currency exchange risk by utilizing interest rate and currency swap agreements that are accounted for as hedges. However, in April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 requires certain credit default swaps entered into by PMI Europe beginning in July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in earnings. In addition, as required by EITF No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, for certain derivative contracts entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the derivative contracts are deferred and recognized in earnings in proportion to the expiration of the associated insured risk. Gains or losses are recognized in earnings at inception for all other derivative contracts where the fair value can be determined in such a manner.

During 2003, PMI Europe entered into two transactions which were classified as derivatives in accordance with SFAS No. 149. However, initial fair value gains were deferred in accordance with EITF No. 02-3. As of December 31, 2003, approximately $3.8 million of deferred gains related to initial fair value of these derivative contracts was included in other assets, of which $0.1 million was recognized in consolidated net income in 2003 and was included in other income. In addition, a loss of $0.6 million related to the change in value of derivative contracts was also included in other income.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries that are consolidated in the Company’s consolidated financial statements.

Losses and Loss Adjustment Expenses—The reserves for mortgage insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the balance sheet date represent management’s best estimate of existing losses incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments to the extent of increasing or decreasing loss reserves, are recognized in current period results of operations.

Reinsurance—The Company uses reinsurance to reduce net risk in force, optimize capital allocation, and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements as with all reinsurance contracts. Reinsurance recoverable on paid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverable. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

Revenue Recognition—Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guarantee insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for approximately 62% of gross premiums written from the Company’s mortgage insurance operations in 2003, 75% in 2002 and 79% in 2001. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in consolidated net income in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. Accordingly, the unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans.

Business Segment—During the fourth quarter of 2003, the Company changed its reportable segments to reflect the change in management’s views on operating segments primarily as a result of the investment in FGIC and the pending sale of APTIC, which has been accounted for as discontinued operations. The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and equity in earnings of CMG. International Operations include the results of PMI Australia, PMI Europe and the results of operations for Hong Kong. Financial Guaranty includes the equity in earnings of FGIC and RAM Re. The Other segment includes the income and expenses of the holding company, equity in earnings or losses of Fairbanks and limited partnerships, contract underwriting operations and dormant insurance companies. Segment information for prior years has been reclassified to conform to the current year presentation.

Stock-Based Compensation—The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under APB Opinion No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation, requires the pro forma disclosure of net income and earnings per share using the fair value method, and provides that the employers may continue to account for the stock-based compensation under APB Opinion No. 25. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The fair value of stock-based compensation to employees is calculated using an option pricing model developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. The model also requires considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	0.42%	0.23%	0.28%
Expected volatility	37.46%	36.70%	36.92%
Risk-free interest rate	4.03%	5.02%	5.41%
Expected life (years) from grant date	6.0	6.0	6.0

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$299,433	$346,217	$307,212
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,700)	(11,611)	(8,768)

Pro forma	$288,733	$334,606	$298,444

Basic earnings per share:
As reported	$3.33	$3.85	$3.46
Pro forma	3.21	3.72	3.35
Diluted earnings per share:
As reported	$3.29	$3.79	$3.39
Pro forma	3.17	3.66	3.29

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations.

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using either the year-end spot exchange rates or historical rates. Revenues and expenses are translated at weighted-average exchange rates. Gains and losses on currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and Euro, respectively. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity.

Comprehensive Income—Comprehensive income includes net income, foreign currency translation gains or losses, changes in unrealized gains and losses on investments, and the reclassification of realized gains and losses previously reported in comprehensive income. The Company reports the components of comprehensive income in its consolidated statements of stockholders’ equity.

Stock Split—In 2002, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share data have been adjusted to reflect the stock split.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Consolidated net income available to common stockholders is the same for computing basic and diluted EPS. The convertible debt and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are antidilutive for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Shares in thousands)
Weighted-average shares for basic EPS	89,915	89,843	88,887
Weighted-average stock options and other dilutive components	1,130	1,537	1,781

Weighted-average shares for diluted EPS	91,045	91,380	90,668

Reclassifications—Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

In February 2004, the FASB issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue relates to determining the meaning of other-than-temporary impairment and its application to investments classified as available-for-sale or held-to-maturity under SFAS No. 115, and investments accounted for under the cost method or the equity method. This issue is effective for fiscal years ending after December 15, 2003. It requires disclosure of quantitative information related to aging of unrealized losses for investments as well as qualitative discussion regarding considerations in reaching conclusions that impairments are not other-than-temporary.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. In October 2003, FASB voted to defer the effective date for applying certain provisions of SFAS No. 150 including the provision which would require the Company to reclassify its Company-obligated mandatorily redeemable preferred securities to liabilities on the consolidated balance sheet. It is uncertain at this time if the provision will be required in the future or eliminated entirely. Currently, the Company does not believe the adoption of this pronouncement will have a material impact to its consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation or deconsolidation of that entity is required. FIN No. 46 requires consolidation of existing

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconsolidated variable interest entities if the entities do not effectively disperse risk among the parties involved. In October 2003, FASB deferred the effective date for applying the provisions of FIN No. 46 until the end of the first interim or annual period ending after December 15, 2003. Upon adoption of FIN No. 46, as revised, at December 31, 2003, the Company deconsolidated the trust subsidiary that issued mandatorily redeemable preferred securities. The mandatorily redeemable preferred securities outstanding in the amount of $48.5 million are no longer recognized. As of December 31, 2003, the Company recognized $51.6 million of junior subordinated debentures which are included in long-term debt and $3.1 million representing its investment in the trust in other assets.

In August 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, prescribing the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this guidance are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The additional disclosure requirements of FIN No. 45 are included in Commitments and Contingencies footnote. The Company has determined that the effect of the adoption of this pronouncement was not material as of December 31, 2003.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This revision carries forward the disclosures previously required by SFAS No. 132, and requires additional disclosure of the measurement date used for the majority of the plans, the accumulated benefit obligation, and information about the plans assets and cash flows. It also requires that cost and contribution information be presented in interim period reports. The new disclosure requirements are generally effective for annual financial statements for fiscal years ending after December 15, 2003 or interim periods beginning after December 15, 2003. The required disclosures are provided in Benefit Plans footnote.

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, any unamortized negative goodwill related to an excess of fair value over cost arising from business combinations completed before July 1, 2001 must be written off and recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. Accordingly, the Company realized a $7.2 million gain for the remaining balance of negative goodwill in the first quarter of 2002, which was originally recorded in connection with the acquisition of PMI Ltd in 1999.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2003
Fixed income securities:
Municipal bonds	$1,488,780	$116,983	$(142)	$1,605,621
Foreign governments	466,730	2,673	(2,487)	466,916
Corporate bonds	423,914	15,849	(1,420)	438,343
U.S. government and agencies	20,245	2,210	(1)	22,454
Mortgage-backed securities	19,787	1,063	—	20,850

Total fixed income securities	2,419,456	138,778	(4,050)	2,554,184
Equity securities:
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total	$2,638,494	$171,671	$(4,380)	$2,805,785

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2002
Fixed income securities:
Municipal bonds	$1,320,423	$120,503	$(110)	$1,440,816
Corporate bonds	435,221	19,661	(113)	454,769
Foreign governments	279,522	7,085	(40)	286,567
Mortgage-backed securities	56,305	2,599	(3)	58,901
U.S. government and agencies	20,585	2,620	—	23,205

Total fixed income securities	2,112,056	152,468	(266)	2,264,258
Equity securities:
Common stocks	75,094	7,032	(2,579)	79,547
Preferred stocks	88,475	2,186	(4,588)	86,073

Total equity securities	163,569	9,218	(7,167)	165,620
Short-term investments	31,986	3,427	(7)	35,406

Total	$2,307,611	$165,113	$(7,440)	$2,465,284

The Company determined that the decline in market value of certain equity securities in its investment portfolio met the definition of other-than-temporary impairment, and recognized realized losses of $0.3 million, $6.9 million and $3.2 million in 2003, 2002 and 2001, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2003:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$209,713	$213,573
Due after one year through five years	520,313	541,165
Due after five years through ten years	522,627	544,949
Due after ten years	1,147,016	1,233,647
Mortgage-backed securities	19,787	20,850

Total fixed income securities	$2,419,456	$2,554,184

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income—Net investment income consists of:

	2003	2002	2001
	(Dollars in thousands)
Fixed income securities	$135,162	$111,083	$107,699
Equity securities	7,965	4,142	10,785
Short-term investments	7,920	7,235	12,720

Investment income before expenses	151,047	122,460	131,204
Investment expenses	(1,268)	(1,879)	(1,431)

Net investment income	$149,779	$120,581	$129,773

Realized Investment Gains and Losses—Realized gains and losses on investments are composed of:

	2003	2002	2001
	(Dollars in thousands)
Fixed income securities:
Gross gains	$7,119	$16,944	$11,129
Gross losses	(6,560)	(7,779)	(1,722)

Net gains	559	9,165	9,407
Equity securities:
Gross gains	7,274	7,986	12,503
Gross losses	(3,996)	(15,881)	(18,698)

Net gains (losses)	3,278	(7,895)	(6,195)
Short-term investments:
Gross gains	—	59	—
Gross losses	(289)	—	(3,201)

Net gains (losses)	(289)	59	(3,201)
Investment in unconsolidated subsidiaries:
Gross gains	363	—	—
Gross losses	(3,827)	—	—

Net losses	(3,464)	—	—

Net realized gains before income taxes	84	1,329	11
Income taxes	(28)	(465)	(4)

Total net realized gains after income taxes	$56	$864	$7

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized Investment Gains and Losses—The change in unrealized gains and losses net of deferred taxes consists of:

	2003	2002	2001
	(Dollars in thousands)
Fixed income securities	$(9,138)	$52,785	$(6,559)
Equity securities	17,964	(10,671)	(7,048)
Investment in unconsolidated subsidiaries	3,516	259	2,377
Short-term investments	(5)	2,625	(101)
Discontinued operations—APTIC	1,105	212	—

Change in unrealized gains (losses), net of deferred taxes	13,442	45,210	(11,331)
Realized gains, net of income taxes	56	864	7

Total	$13,498	$46,074	$(11,324)

The following table shows our investments gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$10,032	$(142)	$—	$—	$10,032	$(142)
Foreign governments	275,581	(2,487)	—	—	275,581	(2,487)
Corporate bonds	103,920	(1,420)	—	—	103,920	(1,420)
U.S. government and agencies	145	(1)	—	—	145	(1)

Total fixed income securities	389,678	(4,050)	—	—	389,678	(4,050)
Equity securities:
Common stocks	11,598	(262)	1,510	(51)	13,108	(313)
Preferred stocks	2,948	(17)	—	—	2,948	(17)

Total equity securities	14,546	(279)	1,510	(51)	16,056	(330)

Total	$404,224	$(4,329)	$1,510	$(51)	$405,734	$(4,380)

The Company determined that there was no other than temporary impairment in its consolidated investment portfolio as of December 31, 2003. Unrealized losses in the fixed income portfolio are primarily due to interest rate fluctuations during the year and as such do not qualify for other than temporary impairment as the Company has the ability to hold until maturity. The remaining unrealized losses do not meet the criteria established in our policy and as such are not considered impaired.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Concentrations and Other Items—The Company maintains a diversified portfolio of municipal bonds. The following states represent the largest concentrations in the municipal bond portfolio, expressed as a percentage of the carrying value of all municipal bond holdings. Holdings in states that exceed 5% of the municipal bond portfolio at December 31, for the respective years are presented below:

	2003	2002
Texas	18.6%	16.1%
New York	13.0	8.0
Illinois	11.5	14.9
Massachusetts	9.9	7.0
Washington	7.3	9.0
District of Columbia	6.6	5.5
Florida	4.0	5.6

At December 31, 2003, fixed income securities and short-term investments with a fair value of $15.3 million were on deposit with regulatory authorities as required by law. In addition, $15.4 million cash were held in a bank in Hong Kong for Statutory purposes.

NOTE 5.    RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans; the Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk. As of December 31, 2003, $8.4 million of deposits received under this agreement were included in cash and cash equivalents, and can only be utilized to pay claims related to the agreement.

NOTE 6.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consisted of the following as of December 31, 2003 and 2002.

	2003	Ownership Percentage	2002	Ownership Percentage
	(Dollars in thousands)
FGIC	$625,154	42%	$—	—
Fairbanks	115,803	57%	131,814	57%
CMG	97,389	50%	83,234	50%
RAM Re	75,675	25%	45,633	25%
Truman	—	—	3,462	20%
Other	23,825	various	25,652	various

Total	$937,846		$289,795

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity in earnings from unconsolidated subsidiaries consisted of the following for the years ended December 31, 2003, 2002 and 2001.

	2003	Ownership Percentage	2002	Ownership Percentage	2001	Ownership Percentage
	(Dollars in thousands)
FGIC	$2,358	42%	$—	—	$—	—
Fairbanks	(17,663)	57%	22,387	46%-57%	4,082	23%
CMG	13,575	50%	12,433	50%	10,695	50%
RAM Re	4,228	25%	4,235	25%	3,622	25%
Truman	4,513	20%	6,034	20%	(59)	20%
Other	(2,414)	various	(864)	various	448	various

Total	$4,597		$44,225		$18,788

On December 18, 2003, the Company completed its investment in FGIC. The investment is accounted for using the equity method of accounting in accordance with APB Opinion No. 18. The Company is the strategic investor in a group of investors, and funded $611 million in cash of the $1.6 billion total purchase price for the investment in FGIC. Our investment in FGIC, as of December 31, 2003, was $621.9 million which included $611 million cash for the investment, capitalized acquisition costs related to the transaction, equity in earnings and the extraordinary gain.

Equity in earnings of FGIC for 2003, as presented in the above table, excludes the extraordinary gain of $5.4 million after-tax related to the Company’s share of negative goodwill recognized by FGIC resulting from the application of purchase accounting adjustments. In accordance with APB No. 18, we reflected our proportionate share of FGIC’s extraordinary gain as a separate line item in our consolidated statement of operations. FGIC’s net income for the period from December 18, 2003 through December 31, 2003 was $20.5 million, which included an extraordinary gain of $13.9 million. Income available to common shareholders excluded preferred stock dividends of $0.6 million.

In connection with the settlement reached between Fairbanks and the FTC and HUD, Fairbanks recognized aggregate charges of approximately $55 million pre-tax in September 2003 related to the costs of settlement, estimated costs of potential settlements of certain putative class actions pending against Fairbanks, and estimated costs relating to certain pending state regulatory actions. The Company’s proportionate share of such charges was $19.1 million pre-tax, which was recognized in equity in earnings from unconsolidated subsidiaries in September 2003.

As of December 31, 2003, the Company’s carrying value of Fairbanks, including cumulative equity earnings, was $115.8 million. In addition, the Company holds receivables of $26.0 million from Fairbanks which is included in related party receivables. Included in the investment in Fairbanks is a component of goodwill of approximately $36 million. The Company evaluated its total investment in Fairbanks, including related party receivables as of December 31, 2003, and determined that there was no other-than-temporary decline in the carrying value. Accordingly, the Company has not recognized an impairment charge with respect to its total investment in Fairbanks. The Company will continue to evaluate this investment for potential impairment.

In 2003, the Company invested $24.4 million of a total of $92 million of additional capital raised by RAM Re. The Company’s ownership percentage as a result of this capital investment did not change.

In 2003, the Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, for $6.5 million resulting in a $3.6 million loss pre-tax, which was recognized in net realized investment gains and losses in the consolidated statements of operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

The unaudited pro forma condensed combined statements of operations of the Company give effect to the investment in FGIC Corporation and the issuance of securities from common stock and equity units offering. The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2003 and 2002 were prepared assuming these transactions were completed as of the first day of the periods presented.

The pro forma adjustments are based on estimates which are derived from available information and contain assumptions. The pro forma financial statements do not purport to represent what the consolidated results of operations actually would have been if these transactions had occurred on the dates indicated or what such results will be for any future date or future periods. The pro forma consolidated statements of operations are based on historical consolidated financial statements of The PMI Group and FGIC Corporation, primarily giving effect to our debt and equity offering, reduction of interest income due to investment in FGIC and our 42% ownership share of FGIC Corporation’s historical income adjusted for the application of purchase accounting adjustments.

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma
Total revenues	$891,721	$68,427	$960,148	$882,118	$80,567	$962,685
Total losses and expenses	$498,599	$12,077	$510,676	$431,957	$12,788	$444,745
Net income	$299,433	$56,065	$355,498	$346,217	$72,459	$418,676
Weighted average shares basic	89,915	5,750	95,665	89,843	5,750	95,593
Weighted average shares diluted	91,045	5,750	96,795	91,380	5,750	97,130
Per Share Data
Basic net income	$3.33		$3.72	$3.85		$4.38
Diluted net income	$3.29		$3.67	$3.79		$4.31

NOTE 8.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in thousands)
Beginning balance	$85,210	$77,903	$67,009
Policy acquisition costs incurred and deferred	106,191	90,723	92,676
Amortization of deferred policy acquisition costs	(89,327)	(83,416)	(81,782)

Ending balance	$102,074	$85,210	$77,903

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period, and amortization of previously deferred costs in such period. In periods where there is growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds amortization expenses. Included in 2001 policy acquisition costs incurred and deferred was $4.5 million of deferred costs from the acquisition of PMI Indemnity Limited.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis and accumulated depreciation of property and equipment as of December 31, 2003 and December 31, 2002:

	2003	2002
	(Dollars in thousands)
Furniture and equipment	$49,789	$46,612
Building and leasehold improvements	96,819	94,703
Software	113,538	90,849
Land	5,000	5,000

Property and equipment, at cost	265,146	237,164
Less accumulated depreciation and amortization	(92,928)	(72,479)

Property and equipment, net of accumulated depreciation	$172,218	$164,685

Depreciation and amortization expense related to property and equipment totaled $22.7 million in 2003, $17.8 million in 2002 and $10.6 million in 2001. Capitalized costs associated with software developed for internal use was $22.5 million in 2003, $25.2 million in 2002 and $16.1 million in 2001.

In connection with relocating its corporate headquarters, the Company performed an evaluation of the estimated costs with respect to the relocation and recognized a $12.2 million pre-tax charge related to lease abandonment and relocation costs in 2002. The charge consists of $8.3 million for the estimated loss on the abandonment of the lease obligations for the previous home office space, $1.7 million for the write-off of abandoned fixed assets, and $2.2 million for other relocation and employee retention expenses.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVES

The Company establishes reserves for losses and loss adjustment expenses (“LAE”) to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of loss reserves is subject to inherent uncertainly and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for each of the three years:

	2003	2002	2001
	(Dollars in millions)
Balance at January 1,	$333,569	$303,816	$287,088
Reinsurance recoverable	(3,846)	(6,068)	(9,211)

Net balance at January 1,	329,723	297,748	277,877
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	228,143	246,173	251,988
Prior years	(19,055)	(88,598)	(143,158)

Total incurred	209,088	157,575	108,830
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(10,741)	(9,591)	(10,301)
Prior years	(197,099)	(117,825)	(82,851)

Total payments	(207,840)	(127,416)	(93,152)

Foreign currency translations	4,818	1,816	(680)
Acquisition of portfolio and wholly-owned subsidiaries	7,875	—	4,873

Net balance at December 31,	343,664	329,723	297,748
Reinsurance recoverable	3,275	3,846	6,068

Balance at December 31,	$346,939	$333,569	$303,816

The increase in loss reserves in 2003 over 2002 was due primarily to increases in the reserve balances in U.S. mortgage operations and in PMI Europe offset by a decrease in the reserve balance in PMI Australia. The reserve increase in U.S. operations were the result of expected higher proportions of delinquencies developing into claims as well as higher mortgage insurance coverage levels on pending delinquencies. This has led to higher average claim amounts. U.S. Operations primary insurance default inventory was 37,445 at December 31, 2003, 36,537 at December 31, 2002 and 25,228 at December 31, 2001. The default rate was 4.53% at year-end 2003, 4.18% at year-end 2002 and 2.86% at year-end 2001. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

The $19.1 million, $88.6 million and $143.2 million reductions in total incurred related to prior years were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $19.1 million reduction in prior years’ reserves during 2003 was due primarily to (i) a reduction in PMI Australia’s loss reserves; and (ii) favorable PMI pool portfolio loss development trends. The $88.6 million and $143.2 million total reductions in prior years’ reserves during 2002 and 2001, respectively, were due primarily to more favorable loss trends than expected compared to PMI’s historic loss experience, evidenced by lower claim amounts, a robust real estate market and strong home price appreciation.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PMI Europe increased its loss reserves primarily due to a $7.9 million loss reserve established for Royal & Sun Alliance (“R&SA”) transaction, discussed below, and additional risk written by PMI Europe during 2003. PMI Australia reduced its loss reserves primarily due to a decrease in the proportion of reported defaults developing into claims and declining default rates attributable to strong economic conditions in Australia.

NOTE 11.    LONG-TERM DEBT AND LINES OF CREDIT

Equity Units—In November 2003 and in connection with the Company’s investment in FGIC, the Company sold 13.8 million 5.785% equity units and raised $345.0 million of gross proceeds. Each unit has two components: a senior note component and a purchase contract component. The senior note has a $25 principal amount with a 3.0% annual interest rate paid quarterly and maturing on November 11, 2008. The purchase contract component pays a 2.875% annual contract payment quarterly and obligates the holders to purchase $345 million of newly issued shares of the Company’s common stock, no later than November 15, 2006. Further details are provided in Dividends and Shareholders’ Equity footnote. In addition, the senior notes have a remarketing feature and will be remarketed in August 2006.

Senior Convertible Debentures—In July 2001, the Company issued $360 million of 2.50% Senior Convertible Debentures (“the Debentures”) in a private offering to qualified institutional buyers, and subsequently filed a shelf registration statement for the resale of the Debentures and the common stock of The PMI Group issuable upon conversion of the Debentures. The Company used a portion of the net proceeds for the repayment or retirement of existing indebtedness and the remainder for general corporate purposes. The Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum, payable semiannually. The Debentures are convertible at the registered holders’ option, prior to stated maturity, into shares of the Company’s common stock at an initial conversion price of $44.16 per share if specified requirements are met, subject to adjustments in specified circumstances. The most significant requirement for such conversion is that the trading price of the Company’s common stock must exceed 120% of the initial conversion price for 20 consecutive trading days within a 30-day trading period. The Company may redeem some or all of the Debentures on or after July 15, 2006 for a price equal to the principal amount of the Debentures plus any accrued and unpaid interest. The holders may put the Debentures to the Company on July 15, 2004, 2006, 2008, 2111 and 2116. Upon a change of control of the Company, holders may also require the Company, subject to certain conditions, to repurchase all or a portion of the Debentures. The Company may repurchase the Debentures with cash, common stock, or a combination of cash and shares of common stock. If the Company elects to pay all or a portion of the purchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for twenty trading days ending on the third day prior to the repurchase date.

Mandatorily Redeemable Preferred Capital Securities and Junior Subordinated Deferrable Interest Debenture—In February 1997, The PMI Group, through a wholly-owned trust, privately issued $100.0 million of 8.309% preferred Capital Securities, Series A (the “Capital Securities”). The Capital Securities are redeemable after February 1, 2007 at a premium or upon occurrence of certain tax events and mature on February 1, 2027. The Capital Securities were issued by PMI Capital I (“Issuer Trust”). The sole asset of the Issuer Trust consists of $103.1 million principal amount of a junior subordinated debenture issued by The PMI Group to the Issuer Trust. The subordinated debenture bears interest at the rate of 8.309% per annum and matures on February 1, 2027. In 2001, the Company repurchased $51.5 million of the Capital Securities. The early extinguishment of a portion of this debt resulted in an extraordinary loss of $2.9 million, net of tax in 2002.

Upon the adoption of FIN No. 46 as of December 31, 2003, the Company deconsolidated the trust subsidiary that issued the mandatorily redeemable preferred securities. The underlying securities of $48.5 million issued by the trust are backed by junior subordinated debentures issued by the Company to the trust in the amount of $51.5 million. As the subordinated debentures issued by the Company to the trust were previously

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eliminated in consolidation, the amount of $51.5 million was not previously reflected in the Company’s consolidated financial statements. Upon deconsolidation of the trust, the subordinated debentures due to the trust are no longer eliminated and have been classified as long-term debt.

Senior Notes—In November 1996, the Company issued unsecured debt securities in the face amount of $100.0 million (“Notes”). The Notes mature and are payable on November 15, 2006 and are not redeemable prior to maturity. No sinking fund is required or provided for prior to maturity. Interest on the Notes is 6.75% and is payable semiannually. In 2001, the Company repurchased $37.1 million of the Notes, resulting in an extraordinary loss of $1.9 million, net of tax.

Revolving Credit Facility—The Company’s credit line in the amount of $25 million with Bank of America was determined by management to be no longer required and was allowed to expire on December 29, 2003. The credit facility contained certain financial covenants and restrictions, the most restrictive being risk-to-capital ratios and minimum capital and dividend restrictions. The Company was in compliance with all debt covenants for the year ended December 31, 2003.

NOTE 12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	As of December 31, 2003		As of December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$2,554,184	$2,554,184	$2,112,056	$2,264,258
Equity securities	227,798	227,798	165,620	165,620
Short-term investments	23,803	23,803	35,406	35,406
Cash and cash equivalents	397,096	397,096	203,470	203,470
Accrued investment income	39,187	39,187	35,090	35,090
Liabilities
Equity Units, 5.875%	$345,000	$355,212	$—	$—
Senior Convertible Debentures, 2.50%	360,000	388,800	360,000	384,149
Senior Notes, 6.75%	62,950	69,503	62,950	71,078
Junior Subordinated Debentures, 8.309%	51,593	60,810	—	—
Mandatorily Redeemable Preferred Securities, 8.309%	—	—	48,500	54,449

Considerable judgment is required in interpreting market data to develop the estimates of fair value and, therefore, changes in the assumptions may have a material effect on the fair valuation estimates. A number of the Company’s significant assets and liabilities, including deferred policy acquisition costs, real estate owned, property and equipment, loss reserves, unearned premiums and deferred income taxes are not considered financial instruments.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    REINSURANCE

The effects of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses of the Company’s operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(Dollars in thousands)
Premiums written
Direct	$1,011,842	$789,328	$657,067
Assumed	9,831	8,223	8,749
Ceded	(145,672)	(105,944)	(65,528)

Net premiums written	$876,001	$691,607	$600,288

Premiums earned
Direct	$834,725	$776,867	$658,583
Assumed	12,364	1,724	6,421
Ceded	(150,161)	(101,734)	(67,783)

Net premiums earned	$696,928	$676,857	$597,221

Losses and loss adjustment expenses
Direct	$222,045	$156,224	$109,843
Assumed	320	705	757
Ceded	(13,277)	646	(1,770)

Net losses and loss adjustment expenses	$209,088	$157,575	$108,830

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 82% of total ceded premiums written in 2003 compared to 77% in 2002 and 80% in 2001. Reinsurance recoverable on losses incurred was $3.3 million at December 31, 2003, $3.8 million at December 31, 2002 and $6.1 million at December 31, 2001.

In October 2003, PMI Europe entered into a definitive agreement to acquire the U.K. lenders’ mortgage insurance portfolio from R&SA. The portfolio encompasses primary mortgage insurance written since January 1, 1993. R&SA transferred all loss reserves, unearned premium reserves and central provisions associated with the portfolio to PMI Europe totaling approximately $55 million. The acquisition is subject to U.K. and Irish regulatory approval, followed by U.K. court approval, which is anticipated to take approximately six to nine months, and other customary closing conditions. In connection with this transaction, PMI Europe, has agreed to reinsure the R&SA portfolio to be acquired on a 100% quota share basis during the period from July 1, 2003 until regulatory and court approval.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    INCOME TAXES

The components of income tax expenses are as follows:

	2003	2002	2001
	(Dollars in thousands)
Current	$40,403	$12,890	$38,825
Deferred	78,411	111,655	90,830

Total income tax expense from continuing operations	$118,814	$124,545	$129,655

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company purchased tax and loss bonds of $67.8 million in 2003, $106.1 million in 2002 and $99.0 million in 2001. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense.

The components of the income tax expense for 2003 included a foreign provision for current tax expense of approximately $27 million and a deferred tax expense of approximately $5 million primarily related to PMI Australia and PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on income before income taxes is shown in the following table:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(6.4)	(5.2)	(5.3)
States taxes, net	0.3	0.3	0.3
Foreign taxes, net	(0.5)	(0.3)	(0.8)
Other	1.8	(2.1)	0.8

Effective income tax rate for continuing operations	30.2%	27.7%	30.0%

PMI has provided for U.S. federal income tax on the undistributed earnings of its foreign subsidiaries and foreign corporate joint ventures, except to the extent that such earnings are reinvested indefinitely. It is not practicable to determine the amount of U.S. tax that would result if such earnings were not reinvested indefinitely.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets
Discount on loss reserves	$6,703	$8,324
Unearned premium reserves	12,667	6,330
Other loss reserves	2,536	4,028
Lease costs	602	3,072
Settlements	522	6,681
Pension costs and deferred compensation	9,520	7,543
Other assets	12,858	8,944

Total deferred tax assets	45,408	44,922
Deferred tax liabilities
Deferred policy acquisition costs	25,763	23,669
Unrealized net gains on investments	57,273	52,527
Software development costs	19,719	16,786
Equity earnings of unconsolidated subsidiaries	25,423	19,620
Other liabilities	11,309	13,140

Total deferred tax liabilities	139,487	125,742

Net deferred tax liability	$94,079	$80,820

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases in the aggregate and the obligation recorded under capital leases for the five years subsequent to 2003 are as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)
Year ending December 31,
2004	$1,332	$10,019
2005	222	4,726
2006	—	3,406
2007	—	2,890
2008	—	1,985
Thereafter	—	5,134

Total minimum lease payments	$1,554	$28,160

Less: Amount representing interest	56

Present value of net lease payments under capital lease	$1,498

Rent expense for all leases was $7.8 million for 2003, $11.2 million for 2002 and $12.8 million for 2001.

Income Taxes—In the fourth quarter of 2002 and the second quarter of 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13.9 million. Such amounts do not include the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiary, in determining California taxable income of the holding company for tax years ending on or after December 1, 1997. As of December 31, 2003, the Company has reserved $4.7 million related to this contingency. While the Company is protesting this assessment, there can be no assurance as to the ultimate outcome of these protests.

Guarantees to Related Party—In the fourth quarter of 2003, Fairbanks reached a settlement of civil charges with the FTC and the HUD. The terms of the settlement require changes in Fairbanks’ operations and the creation of a $40 million fund for the benefit of consumers allegedly harmed by Fairbanks. The Company has guaranteed approximately two-thirds of the funds that may become due to Fairbanks’ lenders under a $30.7 million letter of credit, which may be drawn upon by the FTC as security for a portion of a $40 million redress fund as part of the settlement. In addition, the Company guaranteed approximately $7 million of obligations owed by Fairbanks to its principal lenders in connection with the refinancing of amounts owed to another creditor.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company. The Company determined that the liability related to the fair value of the guarantees provided to a related party, in accordance with FIN No. 45, was not material.

NOTE 16.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—In November 2003 and in connection with the Company’s investment in FGIC, the Company issued 5.75 million shares of common stock and raised $219.7 million of gross proceeds in addition to Equity Units, disclosed in long-term debt footnote. Each Equity Units consist of a senior note and a purchase contract. The purchase contract will obligate the holders to purchase, no later than November 15, 2006, shares of the Company’s common stock subject to anti-dilution adjustments. The number of shares of common stock which will be purchased depends upon the 20-trading day average closing price at the date of purchase. If the average closing price is greater than $38.20 per share but less than $47.37 per share, the settlement rate per unit is equal to $25 divided by the applicable market price of the Company common stock. If the market price of our common stock is greater than or equal to $47.37, the settlement rate will be .5278 shares of common stock. If the market price of the Company common stock is less than or equal to $38.20 per share, the settlement rate will be .6545 shares of common stock.

Dividends—Under Arizona insurance law, PMI may pay during any twelve-month period, without prior approval of the Arizona Director of Insurance (the “Director”), an amount not to exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding year-end, and (ii) the previous calendar year’s investment income. Dividends that exceed this amount are extraordinary dividends and require the prior approval of the Director. While Arizona permits dividends, whether ordinary or extraordinary, to be paid out of any capital and surplus account (other than paid-in capital), other state insurance laws require the payment of dividends to be made from the unassigned funds surplus account only. In 2003, following approval from the Director, PMI declared and paid an extraordinary dividend of $100.0 million to The PMI Group holding company. In addition, Residential Guaranty Co., one of our Arizona domiciled insurance subsidiaries, paid dividends to TPG in the amount of $8.4 million, which it was able to pay in dividends without prior permission from the Arizona Department of Insurance. In 2002, following receipt of approval from the Director, PMI declared and paid an extraordinary

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend of $100 million to the PMI Group holding company. The dividend was paid in cash of $66 million and stock of Fairbanks, as well as its limited partnership interest in Truman. The combined value of the stock of Fairbanks and Truman at time of dividend was approximately $34 million.

Preferred Stock—The PMI Group’s restated certificate of incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to set the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock.

Pursuant to the support agreement described in the Capital Support Agreements footnote, the Company has agreed that, in the event that Allstate, the Company’s former parent, makes a payment contemplated by the Allstate Support Agreements or the runoff support agreement, Allstate will have the right to receive preferred stock of The PMI Group or PMI with a liquidation preference equal to the amount of such payment. Such preferred stock will rank senior in right of payment to the issuer’s common stock and, so long as such preferred stock is outstanding, the issuer thereof will be prohibited from paying any dividends or making any other distributions on its common stock.

NOTE 17.    BENEFIT PLANS

Effective January 1, 2003, all full-time and part-time employees of the Company are eligible to participate in The PMI Group, Inc. Retirement Plan (the “Plan”), a noncontributory defined benefit plan. Prior to January 1, 2003, one year of service was required for eligibility. The Plan has been funded by the Company to the fullest extent permitted by federal income tax rules and regulations. In addition, certain employees whose annual earnings exceed $200,000 participate in The PMI Group, Inc. Supplemental Employee Retirement Plan, a noncontributory defined benefit plan. Benefits under both pension plans are based upon the employees’ length of service, average annual compensation and estimated social security retirement benefits.

The Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan (the “OPEB Plan”). Generally, qualified employees may become eligible for these benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group plans or other approved plans for ten or more years prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. The Company has the right to modify or terminate these plans. The Company has not included any estimates of the Medical Prescription Drug, Improvement and Modernization Act of 2003 in the following table.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information with respect to the Company’s benefit plans as of and for the years ended December 31, 2003, 2002 and 2001:

	Pension Benefits			Other Post-Employment Benefits
	2003	2002	2001	2003	2002	2001
	(Dollars in thousands, except percentages)
Change in benefit obligation
Benefit obligation at January 1	$68,021	$43,984	$34,624	$9,065	$5,395	$4,814
Service cost	9,694	8,229	6,130	1,535	797	529
Interest cost	5,144	4,359	3,098	966	552	373
Plan amendments	1,283	—	—	(9,049)	—	—
Actuarial (gain) loss	(1,168)	11,854	935	5,407	2,385	(266)
Benefits paid	(7,335)	(405)	(803)	(125)	(65)	(55)

Benefit obligation at December 31	75,639	68,021	43,984	7,799	9,064	5,395

Assumptions to determine benefit obligation
Discount rate	6.25%	6.75%	N/A	6.25%	6.75%	N/A
Rate of compensation increase	5.00%	5.50%	N/A	N/A	N/A	N/A

Change in plan assets
Fair value of plan assets at January 1	38,661	19,703	17,136	—	—	—
Actual return (loss) on plan assets	8,067	(2,272)	(2,494)	—	—	—
Company contribution	12,584	21,635	5,864	125	65	55
Benefits paid	(7,335)	(405)	(803)	(125)	(65)	(55)

Fair value of plan assets at December 31	51,977	38,661	19,703	—	—	—

Funded status
Funded (under funded) status of plan at December 31	(23,662)	(29,360)	(24,281)	(7,799)	(9,064)	(5,395)
Unrecognized actuarial loss (gain)	16,682	24,170	9,129	5,893	677	(1,708)
Unrecognized prior service cost	1,179	—	—	(8,883)	185	204

Accrued and recognized benefit cost	$(5,801)	$(5,190)	$(15,152)	$(10,789)	$(8,202)	$(6,899)

Components of net periodic benefit cost
Service cost	$9,694	$8,229	$6,130	$1,535	$797	$529
Interest cost	5,144	4,359	3,098	966	552	373
Expected return on assets	(3,190)	(1,900)	(1,495)	—	—	—
Prior service cost amortization	103	—	—	20	—	—
Actuarial loss recognized	1,372	985	205	192	20	19
Additional cost	72	—	305	—	—	(90)

Net periodic benefit cost	$13,195	$11,673	$8,243	$2,713	$1,369	$831

Projected benefit obligation in excess of plan assets
Projected benefit obligation	$75,639	$68,021	N/A	N/A	N/A	N/A
Accumulated benefit obligation	$43,549	$37,134	N/A	N/A	N/A	N/A
Fair value of plan assets	$51,977	$38,661	N/A	N/A	N/A	N/A

Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$8,532	$7,229	N/A	N/A	N/A	N/A
Accumulated benefit obligation	$3,729	$2,813	N/A	N/A	N/A	N/A
Fair value of plan assets	$—	$—	—	N/A	N/A	N/A

Assumptions to determine net periodic benefit cost
Discount rate	6.75%	7.50%	7.75%	6.75%	7.50%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	5.50%	5.50%	5.50%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	11.00%	13.00%	6.00%

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated benefit obligation for its pension plans at December 31, 2003 was $39.8 million and $3.7 million. Health care cost trend on covered charges for other postretirement benefits was 11% in 2003, which will be reduced by 2% per year to 5% in 2006. The Company has funded $10 million anticipated contributions in 2004.

	Target Allocation	Percentage of Plan Assets at December 31,
		2003	2002
Asset allocation
U.S. stocks	40%-60%	40%	43%
International stocks	0%-30%	12%	14%
U.S. fixed income securities	20%-50%	29%	29%
U.S. cash and cash equivalents	0%-10%	19%	14%

Total		100%	100%

The primary objective of the Plan is to provide retirement income for Plan participants and their beneficiaries in accordance with the terms of the Plan. As such, the key objective in the Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. A secondary financial objective is to reduce reliance on contributions as a source of benefit payments. As such, Plan assets are invested to maximize the Plan’s funded ratios over the long-term while managing the downside risk. The strategic asset allocation ranges represent a long-term perspective. Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. These divergences should be of a relatively short-term nature, unless the circumstances warrant a longer term divergence from the permissible ranges. The Company evaluates and rebalances asset allocations as appropriate and reviews the Plan to make sure that the Plan remains properly funded to protect the benefit security of the participants. As of December 31, 2003, cash and cash equivalents were higher than the target range due to the timing of the contribution and fund allocation at year-end 2003, and to the expected payout in the following year at December 31, 2002.

Sensitivity of Retiree Welfare Results—Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$623	$(475)
Effect on accumulated post-retirement benefit obligation	$291	$(212)

Savings and Profit Sharing Plans—All full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $1.3 million for 2003, $3.3 million for 2002 and $2.7 million for 2001. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan is $13.3 million as of December 31, 2003 and is included in other liabilities and accrued expenses.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    INCENTIVE PLANS

Equity Incentive Plan—The PMI Group, Inc. Equity Incentive Plan provides for awards of both non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. Generally, options are granted with an exercise price equal to the market value on the date of grant, expire ten years from the grant date and have a three-year vesting period.

The following is a summary of the stock option activity in the Equity Incentive Plan during 2003, 2002 and 2001:

	2003		2002		2001
	Shares Under Option	Weighted Average Exercise Price	Under Option	Weighted Average Exercise Price	Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	5,267,379	$25.00	5,297,716	$21.67	4,156,225	$18.15
Granted	1,322,006	28.47	951,701	35.66	1,545,440	30.35
Exercised	(648,791)	19.16	(937,890)	16.62	(318,956)	16.77
Forfeited	(68,613)	30.87	(44,148)	32.05	(84,993)	25.98

Outstanding at end of year	5,871,981	26.36	5,267,379	25.00	5,297,716	21.67

Exercisable at year-end	3,706,576	$24.02	2,844,206	$20.95	2,282,552	$17.47
Weighted-average fair market value of options granted during the year		$28.47	—	$35.65	—	$30.35
Reserved for future grants	6,713,604		8,040,008	—	8,955,659	—

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. Under the ESPP, the Company sold 70,493 treasury shares in 2003, 66,635 treasury shares in 2002 and 53,386 treasury shares in 2001. The Company applies APB No. 25 in accounting for the ESPP.

NOTE 19.    DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.0 million in cash subject to post-closing adjustments. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2004. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the results of operations for APTIC are classified as discontinued operations for the fourth quarter of 2003 with prior periods adjusted for comparability. The Company expects to realize a gain on the transaction in the first or second quarter of 2004, upon receiving regulatory approval.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of APTIC for the years ended December 31 are as follows:

	2003	2002	2001
	(Dollars in thousands)
Total revenues	$304,231	$239,993	$162,528
Losses and loss adjustment expenses	19,943	11,325	5,905
Other underwriting and operating expenses	257,395	208,040	141,929

Income before income taxes from discontinued operations	26,893	20,628	14,694
Income taxes	7,186	7,199	5,294

Income from discontinued operations	$19,707	$13,429	$9,400

The assets and liabilities of APTIC as of December 31 are as follows:

	2003	2002
	(Dollars in thousands)
Assets
Cash and investments	$101,577	$68,728
Accounts receivables and other assets	16,285	16,328

Total assets	$117,862	$85,056

Liabilities
Reserves for losses and loss adjustment expenses	$29,145	$17,271
Accounts payables and other liabilities	15,072	14,951

Total liabilities	$44,217	$32,222

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    BUSINESS SEGMENTS

During the fourth quarter of 2003, the Company changed its reportable segments to reflect current business activities, and the prior years’ information has been reclassified to conform to the change in reportable segments. Transactions between segments are not significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Year Ended December 31, 2003
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Total revenues	$711,297	$135,740	$6,587	$38,097	$891,721
Losses and loss adjustment expenses	(214,684)	5,596	—	—	(209,088)
Amortization of deferred policy acquisition costs	(78,877)	(10,450)	—	—	(89,327)
Other underwriting and operating expenses	(72,173)	(20,322)	—	(83,198)	(175,693)
Interest expense and distribution on preferred securities	(167)	(5)	—	(24,319)	(24,491)

Income (loss) continuing operations before income taxes	345,396	110,559	6,587	(69,420)	393,122
Income tax (expense) benefit from continuing operations	(99,903)	(31,912)	(1,645)	14,646	(118,814)

Income (loss) from continuing operations	245,493	78,647	4,942	(54,774)	274,308
Income from discontinued operations before income taxes	—	—	—	26,893	26,893
Income taxes from discontinued operations	—	—	—	(7,186)	(7,186)

Income from discontinued operations	—	—	—	19,707	19,707
Income (loss) before extraordinary item	245,493	78,647	4,942	(35,067)	294,015
Extraordinary gain on write off of negative goodwill, net of income taxes of $183	—	—	5,418	—	5,418

Net income (loss)	$245,493	$78,647	$10,360	$(35,067)	$299,433

Total assets	$2,467,732	$905,805	$700,828	$719,924	$4,794,289

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Total revenues	$707,829	$84,823	$4,235	$85,231	$882,118
Losses and loss adjustment expenses	(149,856)	(7,586)		(133)	(157,575)
Amortization of deferred policy acquisition costs	(76,525)	(6,891)	—	—	(83,416)
Other underwriting and operating expenses	(56,087)	(13,169)	—	(75,621)	(144,877)
Lease abandonment and other relocation costs	(9,280)	—	—	(2,903)	(12,183)
Litigation settlement charge	(12,222)	—	—	—	(12,222)
Interest expense and distribution on preferred securities	(162)	(6)	—	(21,516)	(21,684)

Income (loss) from continuing operations before income taxes	403,697	57,171	4,235	(14,942)	450,161
Income tax (expense) benefit from continuing operations	(122,896)	(15,974)	(1,482)	15,807	(124,545)

Income from continuing operations	280,801	41,197	2,753	865	325,616
Income from discontinued operations before income taxes	—	—	—	20,628	20,628
Income taxes from discontinued operations	—	—	—	(7,199)	(7,199)

Income from discontinued operations	—	—	—	13,429	13,429
Income before cumulative effect of a change in accounting principle	280,801	41,197	2,753	14,294	339,045
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income	$280,801	$48,369	$2,753	$14,294	$346,217

Total assets	$2,202,354	$540,385	$45,633	$728,677	$3,517,049

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Total revenues	$647,901	$76,361	$3,622	$46,551	$774,435
Losses and loss adjustment expenses	(99,543)	(9,287)	—	—	(108,830)
Amortization of deferred policy acquisition costs	(76,586)	(5,196)	—	—	(81,782)
Other underwriting and operating expenses	(60,605)	(6,320)	—	(61,805)	(128,730)
Interest expense and distributions on preferred securities	(46)	(1,533)	—	(21,242)	(22,821)

Income (loss) from continuing operations before income taxes	411,121	54,025	3,622	(36,496)	432,272
Income tax benefit (expense) from continuing operations	(127,418)	(13,798)	(1,268)	12,829	(129,655)

Income (loss) from operations	283,703	40,227	2,354	(23,667)	302,617
Income from discontinued operations before income taxes	—	—	—	14,694	14,694
Income taxes from discontinued operations	—	—	—	(5,294)	(5,294)

Income from discontinued operations	—	—	—	9,400	9,400
Income (loss) before extraordinary item	283,703	40,227	2,354	(14,267)	312,017
Extraordinary loss on extinguishment of debt, net of income tax benefit of $2,588	—	—	—	(4,805)	(4,805)

Net income (loss)	$283,703	$40,227	2,354	(19,072)	307,212

Total assets	$1,997,873	$415,518	$42,290	$534,271	$2,989,952

Included in the results of International Operations are the results of the Australian, European, and Hong Kong operations. The Company commenced operations in Europe in February 2001. The Company began to report its foreign subsidiaries on the same calendar month as U.S. Operations in 2001, therefore the Australian operating results for 2001 reflected thirteen months of activity. The Australian results for 2001 also include four months of PMI Indemnity Limited’s operations.

NOTE 21.    STATUTORY ACCOUNTING

The Company’s domestic insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP.

The National Association of Insurance Commissioners (“NAIC”) revised the NAIC Accounting Practices and Procedures Manual in a process referred to as codification. The revised manual was adopted by the respective states effective January 1, 2001. The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Arizona. Effective January 1, 2001, the state of Arizona required that state domiciled insurance companies prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual—Version effective January 1, 2001 subject to any deviations prescribed or permitted by the Director.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures Manual are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds, or surplus, at the end of the period in which the change in accounting principle occurs. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the period and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company reported an increase in statutory-basis unassigned funds of $6.2 million in January 2001.

The statutory net income, statutory surplus and the contingency reserve liability of PMI as of and for the years ended December 31 are as follows:

	2003	2002	2001
	(Dollars in thousands)
Statutory net income	$248,467	$353,695	$318,989
Statutory surplus	519,430	277,559	190,813
Contingency reserve liability	2,042,335	1,915,153	1,709,896

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve from unassigned funds, with annual additions equal to 50% of premiums earned for that year. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. During 2003, $132 million was released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses.

The differences between the statutory-basis net income and equity presented above and the consolidated net income and equity presented on a GAAP basis primarily reflects the differences between GAAP and statutory accounting principles.

NOTE 22.    CAPITAL SUPPORT AGREEMENTS

PMI’s claims-paying ratings from certain national rating agencies have been based on various capital support commitments from Allstate (“Allstate Support Agreements”). On October 27, 1994, the Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or The PMI Group. In the event any amounts are paid or contributed, which possibility management believes is remote; Allstate would receive subordinated debt or preferred stock of PMI or The PMI Group in return. No payment obligations have arisen under the Runoff Support Agreement. The Runoff Support Agreement provides PMI with additional capital support for rating agency purposes.

The Runoff Support Agreement contains certain covenants, including covenants that (i) PMI will write no new business after its risk-to-capital ratio equals or exceeds 23 to 1; (ii) PMI will pay no dividends if, after the payment of any such dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1; and (iii) on the date that any of the following events occur: (a) PMI’s risk-to-capital ratio exceeds 24.5 to 1, (b) Allstate shall have paid any claims relating to PMI policies directly to a policyholder or by paying an amount equal to such claims to

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PMI, or to The PMI Group for contribution to PMI, pursuant to the Runoff Support Agreement, or (c) any regulatory order is issued restricting or prohibiting PMI from making full or timely payments under policies, PMI will transfer substantially all of its assets in excess of $50.0 million to a trust account established for the payment of claims.

In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate amount of $37.7 million, exclusive of capital contributions made prior to April 10, 2001. A 1999 CMG capital support agreement was superceded by execution of the new agreement. On December 31, 2003, CMG’s risk-to capital ratio was 13.4 to 1.

PMI has entered into capital support agreements with its European and Australian subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the European and Australian subsidiaries, the Company guarantees the performance of PMI’s capital support agreements.

As of December 31, 2003, the Company was in compliance with all covenants included in its capital support agreements.

NOTE 23.	CONDENSED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information represents the Company’s proportionate share and has been presented on a combined basis for all equity investee and unconsolidated majority owned subsidiary accounted for under the equity method as of and for the years ended December 31, 2003 and 2002.

	Equity Investees		Unconsolidated Majority Owned Subsidiary
	As of December 31,		As of December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Condensed Combined Balance Sheet
Assets:
Cash and cash equivalents	$37,008	$2,203	$24,806	$28,481
Investments and real estate investments	1,398,834	188,468	—	5,733
Accrued investment income	15,914	1,679	—	—
Deferred policy acquisition costs	17,251	11,521	—	—
Servicing assets	—	—	69,538	76,828
Accounts receivable and other assets	73,687	17,844	213,276	171,391

Total assets	$1,542,694	$221,715	$307,620	$282,433

Liabilities:
Reserves for losses and loss adjustment expenses	$23,726	$4,732	$—	—
Unearned premiums	422,454	21,701	—	—
Notes payable	144,148	30,438	159,199	150,904
Accounts payable and other liabilities	29,929	9,770	68,154	34,301

Total liabilities	620,257	66,641	227,353	185,205
Shareholders’ equity	922,437	155,074	80,267	97,228

Total liabilities and shareholders’ equity	$1,542,694	$221,715	$307,620	$282,433

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Condensed Combined Statement of Operations
Gross revenues	$48,525	$40,808	$160,040	$132,263
Total expenses	19,493	13,373	188,967	95,026

Income (loss) before income taxes and extraordinary item	29,032	27,435	(28,927)	37,237
Income tax expense (benefit)	6,509	5,596	(11,264)	14,851

Income (loss) before extraordinary item	22,523	21,839	(17,663)	22,386
Extraordinary gain on write off of negative goodwill, net of income taxes	5,418	—	—	—

Net income (loss)	27,941	21,839	$(17,663)	$22,386
Preferred stock dividend	264	—	—	—

Net income available to common shareholders	$27,677	$21,839	$(17,663)	$22,386

As of December 31, 2003, included in the Company’s retained earnings were approximately $51 million of undistributed equity earnings of existing equity investees with ownership interests of 50% or less.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2003	First	Second	Third	Fourth	Year
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$229,847	$224,443	$204,682	$232,749	$891,721
Net income	86,616	66,333	55,422	71,356	279,727
Basic EPS	0.97	0.75	0.62	0.74	3.11
Diluted EPS	0.96	0.74	0.61	0.73	3.07
Discontinued operations:
Revenues	$63,576	$74,077	$83,111	$80,127	$300,891
Net income	2,992	3,124	4,710	8,881	19,707
Basic EPS	0.03	0.04	0.05	0.10	0.22
Diluted EPS	0.04	0.03	0.06	0.09	0.22
Total operations:
Net income	$89,608	$69,457	$60,131	$80,237	$299,433
Basic EPS	1.01	0.78	0.68	0.86	3.33
Diluted EPS	1.00	0.77	0.67	0.85	3.29

2002	First	Second	Third	Fourth	Year
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$212,697	$218,462	$222,282	$228,676	$882,117
Net income	88,985	77,982	85,219	80,602	332,788
Basic EPS	1.00	0.87	0.94	0.89	3.70
Diluted EPS	0.98	0.85	0.92	0.89	3.64
Discontinued operations:
Revenues	$50,182	$57,133	$65,876	$64,322	$237,513
Net income	2,506	3,071	4,120	3,731	13,429
Basic EPS	0.03	0.03	0.05	0.04	0.15
Diluted EPS	0.02	0.03	0.05	0.03	0.15
Total operations:
Net income	$91,492	$81,053	$89,340	$84,332	$346,217
Basic EPS	1.02	0.90	0.99	0.93	3.85
Diluted EPS	1.00	0.88	0.97	0.92	3.79

Earnings per share is computed independently for the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

Report of Independent Auditors

Shareholders and Board of Directors

The PMI Group, Inc.

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As of December 31, 2003, the Company adopted FASB Interpretation Number (FIN) No. 46, Consolidation of Variable Interest Entities, as revised, which required the deconsolidation of its trust subsidiary that issued mandatorily redeemable preferred securities. Also, during the year ended December 31, 2002 the Company changed its method of accounting for goodwill and intangible assets. These matters are further described in Note 3 to the consolidated financial statements.

/s/    Ernst & Young LLP

January 26, 2004

Los Angeles, California

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The information concerning The PMI Group’s directors, including audit committee financial experts, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Further Information Concerning the Board of Directors.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of Registrant” in Part I of this report.

The PMI Group has adopted a code of ethics that applies to The PMI Group’s principal executive officer, principal financial officer, and principal accounting officer and controller. The code of ethics is available on The PMI Group’s website address at http://www.pmigroup.com. The PMI Group intends to disclose any amendment to, or waiver from, a provision of the code of ethics by posting such information on its website.

Certain other documents relating to The PMI Group’s corporate governance, including the Code of Business and Ethics, which is applicable to The PMI Group’s directors, officers and employees, the Board’s Guidelines on Significant Corporate Governance Issues, and the charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee of The PMI Group Board of Directors, are available on The PMI Group’s website address at http://www.pmigroup.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Directors—Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participants.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: The following financial statements are included in Item 8.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
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

(i)  On January 20, 2004, we filed with the SEC a report on Form 8-K relating to the completion of our investor group’s acquisition of Financial Guaranty Insurance Company and FGIC Corporation.

(ii)  On January 27, 2004, we furnished the SEC a report on Form 8-K relating to our consolidated financial results for the year ended 2003.

(iii)  On January 28, 2004, we furnished the SEC, pursuant to Regulation FD, a report on Form 8-K relating to our revised guidance for 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 12th day of March, 2004.

THE PMI GROUP, INC.

By:	/S/ W. ROGER HAUGHTON
W. Roger Haughton Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/S/ W. ROGER HAUGHTON W. Roger Haughton	Chairman of the Board and Chief Executive Officer	March 12, 2004

/S/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	March 12, 2004

/S/ BRIAN P. SHEA Brian P. Shea	Vice President, Controller and Assistant Secretary (Controller and Principal Accounting Officer)	March 12, 2004

/S/ L. STEPHEN SMITH L. Stephen Smith	Director, President and Chief Operating Officer	March 12, 2004

/S/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 12, 2004

/S/ JAMES C. CASTLE James C. Castle	Director	March 12, 2004

/S/ CARMINE GUERRO Carmine Guerro	Director	March 12, 2004

/S/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 12, 2004

/S/ LOUIS G. LOWER II Louis G. Lower II	Director	March 12, 2004

/S/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 12, 2004

Name	Title

/S/ JOHN D. ROACH John D. Roach	Director	March 12, 2004

/S/ KENNETH T. ROSEN Dr. Kenneth T. Rosen	Director	March 12, 2004

/S/ STEVEN L. SCHEID Steven L. Scheid	Director	March 12, 2004

/S/ RICHARD L. THOMAS Richard L. Thomas	Director	March 12, 2004

/S/ MARY LEE WIDENER Mary Lee Widener	Director	March 12, 2004

/S/ RONALD H. ZECH Ronald H. Zech	Director	March 12, 2004

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET

PARENT COMPANY ONLY

December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Assets
Investments—available-for-sale, at fair value:
Fixed income securities	$211,234	$287,828
Equity securities	—	46
Cash and cash equivalents	96,683	68,607
Investment in subsidiaries and unconsolidated subsidiaries at equity in net assets	3,304,680	2,319,256
Other assets	65,939	21,852

Total Assets	$3,678,536	$2,697,589

Liabilities
Long-term debt	$819,543	$474,543
Other liabilities	74,964	29,213

Total liabilities	894,507	503,756

Shareholders’ equity
Common stock—$.01 par value; 250,000,000 shares authorized, 111,336,954 and 105,587,554 shares issued; 96,161,721 and 89,943,406 shares outstanding	1,114	1,056
Additional paid-in capital	441,508	267,234
Treasury stock, at cost (16,175,233 and 15,644,148 shares)	(344,195)	(342,093)
Retained earnings	2,437,576	2,149,877
Accumulated other comprehensive income, net of deferred taxes	248,026	117,759

Total shareholders’ equity	2,784,029	2,193,833

Total liabilities and shareholders’ equity	$3,678,536	$2,697,589

See accompanying supplementary notes to Parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Revenues
Equity in undistributed net income of subsidiaries	$216,895	$261,165	$277,611
Subsidiary dividends	108,400	102,500	52,500
Investment income	14,127	19,671	14,328
Net realized investment gains (losses)	(1,757)	12	(141)

Total revenues	337,665	383,348	344,298

Expenses
Underwriting and operating expenses	26,126	21,516	18,037
Lease abandonment and relocation costs	—	2,903	—
Interest expenses	24,576	21,772	21,500

Total expenses	50,702	46,191	39,537

Income before income taxes and extraordinary items	286,963	337,157	304,761
Income tax benefit	7,052	9,060	7,256

Income before extraordinary items	294,015	346,217	312,017

Extraordinary gain on write off of negative goodwill,
net of income taxes of $408	5,418	—	—

Extraordinary loss on early extinguishment of debt,
net of income tax benefit of $2,588	—	—	(4,805)

Net income	$299,433	$346,217	$307,212

See accompanying supplementary notes to Parent company condensed financial statements

THE PMI GROUP, INC.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

PARENT COMPANY ONLY

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Net income	$299,433	$346,217	$307,212

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains (losses) on
investments, net of deferred taxes	12,300	45,218	(11,423)
Reclassification of realized (gains) losses
included in net income, net of tax	1,142	(8)	92
Change in currency translation gain (loss)	116,825	31,758	(10,379)

Other comprehensive income (loss), net of tax	130,267	76,968	(21,710)

Comprehensive income	$429,700	$423,185	$285,502

See accompanying supplementary notes to Parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$299,433	$346,217	$307,212
Extraordinary gain from write off of negative goodwill	(5,418)	—	—
Extraordinary charge from early extinguishment of debt	—	—	4,805

Income before extraordinary items	294,015	346,217	312,017
Adjustments to reconcile net income to net cash used in operating activities:
Net realized investment (gains) and losses	1,757	(12)	141
Equity in earnings of affiliates	(324,608)	(363,665)	(330,111)
Amortization	3,045	1,068	1,410
Payable to affiliates	5,655	(3,593)	9,725
Other	(26,278)	15,643	(6,649)

Net cash used in operating activities	(46,414)	(4,342)	(13,467)

Cash flows from investing activities:
Proceeds from sales of fixed income securities	208,508	212,624	44,205
Proceeds from sales of equity securities	29	—	4,819
Proceeds from sale of investments in affiliates	6,500	—	—
Investment purchases:
Fixed income securities	(134,570)	(158,721)	(309,667)
Investments in unconsolidated subsidiaries	(643,109)	(72,326)	(78,445)
Dividends from subsidiaries (Note B)	108,400	102,500	52,500

Net cash (used in) provided by continuing operations	(454,242)	84,077	(286,588)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	334,650	—	—
Net proceeds from issuance of senior convertible debentures	—	—	351,900
Net proceeds from issuance of common stock	207,918	—	—
Proceeds from issuance of treasury stock	17,617	18,946	9,099
Purchases of treasury stock	(19,719)	(26,807)	—
Dividends paid to shareholders	(11,734)	(8,179)	(7,124)
Extinguishment of debt and redeemable securities	—	—	(95,943)

Net cash provided by (used in) financing activities	528,732	(16,040)	257,932

Net increase (decrease) in cash	28,076	63,695	(42,123)
Cash at beginning of year	68,607	4,912	47,035

Cash at end of year	$96,683	$68,607	$4,912

See accompanying supplementary notes to Parent company condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company (“The PMI Group”) financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8.

Note B

During 2003, 2002 and 2001, The PMI Group received $108.4 million, $102.5 million and $52.5 million, respectively, of ordinary and extraordinary dividends.

Note C

Certain prior year amounts have been reclassified to conform to the current year presentation.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

As of and for the Years Ended December 31, 2003, 2002 and 2001

Segment	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Investment Income and Equity Earnings	Losses and Loss Adjustment Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses
				(Dollars in thousands)
2003
MI(1)	$69,656	$325,262	$181,854	$685,053	$592,814	$116,658	$214,684	$78,877	$72,173
International(2)	32,418	21,674	287,099	190,869	104,028	31,314	(5,596)	10,450	20,322
Financial Guaranty	—	—	—	—	—	6,587	—	—	—
Other(3)	—	3	48	79	86	(183)	—	—	83,198

Total	$102,074	$346,939	$469,001	$876,001	$696,928	$154,376	$209,088	$89,327	$175,693

2002
MI(1)	$64,380	$315,718	$87,064	$608,992	$611,112	$98,958	$149,856	$76,525	$56,087
International(2)	20,830	17,848	145,759	82,524	65,650	14,994	7,586	6,891	13,169
Financial Guaranty	—	—	—	—	—	4,235	—	—	—
Other(3)	—	3	54	91	95	46,619	133	—	75,621

Total	$85,210	$333,569	$232,877	$691,607	$676,857	$164,806	$157,575	$83,416	$144,877

2001
MI(1)	$64,345	$289,430	$87,053	$536,995	$550,898	$100,986	$99,543	$76,586	$60,605
International(2)	13,558	14,383	121,468	63,241	46,284	25,102	9,287	5,196	6,320
Financial Guaranty	—	—	—	—	—	3,622	—	—	—
Other(3)	0	3	59	51	37	18,852	—	—	61,805

Total	$77,903	$303,816	$208,580	$600,287	$597,219	$148,562	$108,830	$81,782	$128,730

(1)	Represents U.S. Mortgage Insurance Operations.
(2)	Represents International Mortgage Insurance Operations.
(3)	Represents ancillary services and parent company investment income.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

Years Ended December 31, 2003, 2002 and 2001

Premiums Written	Gross Amount	Assumed From Other Companies	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars in thousands, except percentages)
2003
Mortgage Guaranty	$834,725	$12,364	$150,161	$696,928	1.8%

2002
Mortgage Guaranty	$776,867	$1,724	$101,734	$676,857	0.3%

2001
Mortgage Guaranty	$658,583	$6,421	$67,783	$597,221	1.1%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1(b)	Restated Certificate of Incorporation.

3.1a(l)	Certificate of Amendment of Certificate of Incorporation.

3.2(o)	Amended and Restated Bylaws.

4.1(b)	Specimen common stock certificate.

4.2(c)

Indenture, dated as of November 19, 1996, between The PMI Group, Inc. and The Bank of New York, as Trustee, in connection with the sale of $100,000,000 aggregate principal amount of 6 3/4% Notes due November 15, 2006.

4.3(d)	Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee.

4.4(e)	Rights Agreement (including form of rights certificate) dated as of January 26, 1998, between The PMI Group, Inc. and ChaseMellon Shareholder Services L.L.C.

4.6(g)	Credit Agreement, dated as of February 13, 1996, between The PMI Group, Inc., and Bank of America National Trust and Savings Association.

4.6a(o)	First Amendment to Credit Agreement, dated as of December 16, 1996, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6b(o)	Second Amendment to Credit Agreement, dated as of April 7, 1998, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6c(o)	Third Amendment to Credit Agreement, dated as of December 17, 1999, between The PMI Group, Inc. and Bank of America National Trust and Savings Association.

4.6d(o)	Third Amendment to Credit Agreement, dated as of February 12, 2001, between The PMI Group, Inc. and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association).

4.6e(o)	Fourth Amendment to Credit Agreement, dated as of March 14, 2001, between The PMI Group, Inc. and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association).

4.6f(o)	Fifth Amendment to Credit Agreement, dated as of December 31, 2001, between The PMI Group, Inc. and Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association).

4.6g(o)	Sixth Amendment to Credit Agreement, dated as of December 30, 2002, between The PMI Group, Inc. and Bank of America, N.A.

4.7(k)	Indenture dated as of July 16, 2001 between The PMI Group, Inc. and The Bank of New York, as Trustee.

4.8(k)	Resale Registration Rights Agreement, dated as of July 16, 2001, among The PMI Group, Inc., Bank of America Securities LLC and Lehman Brothers Inc.

10.1(f)*	The PMI Group, Inc. Bonus Incentive Plan, effective as of February 18, 1999.

10.2(l)*	The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of June 1, 2000.

10.2a(l)*	Amendment No. 1 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan.

10.2b(o)*	Amendment No. 2 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan.

10.2c(n)*	Amendment No. 3 to The PMI Group, Inc. Amended and Restated Equity Incentive Plan.

10.3(i)*	The PMI Group, Inc. Stock Plan for Non-Employee Directors (amended and restated as of August 16, 1999).

10.3a(j)*	Amendment No. 1 to The PMI Group, Inc. Stock Plan for Non-Employee Directors.

Exhibit Number	Description of Exhibits

10.3b(m)*	Amendment No. 2 to The PMI Group, Inc. Stock Plan for Non-Employee Directors.

10.4(o)*	The PMI Group, Inc. Retirement Plan (July 30, 2002 Restatement).

10.5(h)	The PMI Group, Inc. Directors’ Deferred Compensation Plan (amended and restated as of July 21, 1999).

10.6(a)	Form of 1984 Master Policy of PMI Mortgage Insurance Co.

10.7(a)	Form of 1994 Master Policy of PMI Mortgage Insurance Co.

10.8	Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co.

10.9(b)	Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co.

10.10(b)	Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co.

10.11(a)	Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”).

10.12a(a)	First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co.

10.13(g)	The PMI Group, Inc. Supplemental Employee Retirement Plan (amended and restated as of May 20, 1999).

10.14(a)	First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company.

10.15(q)	Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors.

10.16(a)	Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover.

10.17(g)	The PMI Group, Inc. Additional Benefit Plan, effective February 18, 1999.

10.18(e)	The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee).

10.19(e)

Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee.

10.20(o)	Form of Change of Control Employment Agreement.

10.21(h)	The PMI Group, Inc. Officer Deferred Compensation Plan (amended and restated as of September 16, 1999).

10.22(p)	Master Repurchase Agreement dated as of April 24, 2003 between Banc of America Securities LLC and The PMI Group, Inc.

10.23(q)	First Supplemental Indenture dated as of May 28, 2003, to the Indenture, dated as of July 16, 2001, between The PMI Group, Inc. and The Bank of New York, as trustee.

10.24(q)*	Form of Stock Option Agreement for Employees.

10.25(q)*	Form of Stock Option Agreement for Directors.

10.26(q)*	Form of Restricted Stock Agreement.

Exhibit Number	Description of Exhibits

10.27(r)

Stockholders’ Agreement, dated as of August 3, 2003, among Falcons Acquisition Corp., The PMI Group, Inc., Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P. and Blackstone Family Investment Partnership IV-A L.P., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., Cypress Side-by-Side LLC, 55th Street Partners II L.P., CIVC/FGIC Investment Company LLC, CIVC Partners Fund III, L.P., CIVC Partners Fund IIIA, L.P., and the management investors listed therein and any other management investors who subsequently become a party to the agreement.

10.28(r)	Equity Commitment Letter, dated as of August 3, 2003, signed by The PMI Group, Inc, Falcons Acquisition Corp., FGIC Holdings, Inc. and General Electric Capital Corporation.

10.29	Purchase Contract Agreement, dated as of November 3, 2004, between The PMI Group, Inc. and The Bank of New York, as purchase contract agent.

10.30	Indenture, dated as of November 3, 2004, between The PMI Group, Inc. and The Bank of New York, as trustee.

10.31	Supplemental Indenture No. 1, dated as of November 3, 2004, between The PMI Group, Inc. and The Bank of New York, as trustee.

10.32

Pledge Agreement, dated as of November 3, 2004, among The PMI Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent and attorney-in-fact.

10.33	Remarketing Agreement, dated as of November 3, 2003, among The PMI Group, Inc., Banc of America Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact.

10.34(s)	Form of Corporate Unit.

10.35(s)	Form of Treasury Unit.

10.36(t)	Form of Note.

10.37*	Form of Performance Share Agreement.

11.1	Statement re: computation of net income per share.

12.1	Statement re: computation of ratio of profit to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent (Ernst & Young LLP).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended.
(b)	Incorporated by reference to Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995.
(c)	Incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on November 27, 1996 (File No. 001-13664).
(d)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664).
(e)	Incorporated by reference to the registrant’s Form 8-A12B, filed with the SEC on February 2, 1998 (File No. 001-13664).
(f)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 001-13664).
(g)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13664).

(h)	Incorporated by reference to the registrant’s Form S-8 Registration Statement (No. 333-32190), filed with the SEC on March 10, 2000.
(i)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 001-13664).
(j)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 001-13664).
(k)	Incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on July 18, 2001 (File No. 001-13664).
(l)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (No. 333-63122), as amended.
(m)	Incorporated by reference to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-99378).
(n)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-13664).
(o)	Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664).
(p)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13664).
(q)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664).
(r)	Incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on August 6, 2003 (File No. 001-13664).
(s)	Included in Exhibit 10.29.
(t)	Included in Exhibit 10.31.
*	Compensatory or benefit plan in which certain executive officers or directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.