Form 10-Q
period 2004-03-31
PMI GROUP INC
filed 2004-05-07
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 30, 2004	95,661,724

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$185,302	$175,970
Net investment income	40,041	33,055
Equity in earnings of unconsolidated subsidiaries	19,098	8,816
Net realized investment gains	1,275	1,290
Other income	8,851	10,716

Total revenues	$254,567	$229,847

LOSSES AND EXPENSES
Losses and loss adjustment expenses	59,820	46,793
Amortization of deferred policy acquisition costs	23,095	21,845
Other underwriting and operating expenses	50,320	36,272
Interest expense and distributions on mandatorily redeemable preferred securities	8,515	5,034

Total losses and expenses	141,750	109,944

Income from continuing operations before income taxes	112,817	119,903
Income taxes from continuing operations	27,254	33,287

Income from continuing operations after income taxes	85,563	86,616

Income from discontinued operations before income taxes (See Note 12)	5,756	4,552
Income taxes from discontinued operations	1,958	1,560

Income from discontinued operations after income taxes	3,798	2,992

Gain on sale of discontinued operations, net of income taxes of $17,131	30,108	—

NET INCOME	$119,469	$89,608

PER SHARE DATA:
Basic:
Continuing operations	$0.90	$0.97
Discontinued operations	0.04	0.04
Gain on sale of discontinued operations	0.31	—

Basic net income	$1.25	$1.01

Diluted:
Continuing operations	$0.88	$0.97
Discontinued operations	0.04	0.03
Gain on sale of discontinued operations	0.31	—

Diluted net income	$1.23	$1.00

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available for sale, at fair value:
Fixed income securities	$2,770,037	$2,554,184
Equity securities:
Common	117,314	116,728
Preferred	111,287	111,070
Short-term investments	125,255	23,803

Total investments	3,123,893	2,805,785
Cash and cash equivalents	378,121	397,096
Investments in unconsolidated subsidiaries	956,929	937,846
Accrued investment income	43,517	39,187
Deferred policy acquisition costs	97,368	102,074
Premiums receivable	60,748	62,082
Reinsurance receivables and prepaid premiums	52,426	53,524
Reinsurance recoverable	3,832	3,275
Property, equipment and software, net of accumulated depreciation and amortization	173,816	172,218
Related party receivables	27,664	27,840
Other assets	63,336	75,500
Assets—discontinued operations	—	117,862

Total assets	$4,981,650	$4,794,289

LIABILITIES
Reserves for losses and loss adjustment expenses	$356,987	$346,939
Unearned premiums	480,576	469,001
Long-term debt	819,543	819,543
Reinsurance payables	56,938	57,960
Deferred income taxes	126,985	94,079
Other liabilities and accrued expenses	206,376	178,521
Liabilities—discontinued operations	—	44,217

Total liabilities	2,047,405	2,010,260

Commitments and contingencies (Notes 8 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized, 111,336,954 shares issued; 95,567,365 and 95,161,721 shares outstanding	1,114	1,114
Additional paid-in capital	443,094	441,508
Treasury stock, at cost (15,769,589 and 16,175,233 shares)	(334,274)	(344,195)
Retained earnings	2,548,645	2,437,576
Accumulated other comprehensive income, net of deferred taxes	275,666	248,026

Total shareholders’ equity	2,934,245	2,784,029

Total liabilities and shareholders’ equity	$4,981,650	$4,794,289

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,469	$89,608
Income from discontinued operations, net of income taxes	(3,798)	(2,992)
Gain on sale of discontinued operations, net of income taxes	(30,108)	—

Income from continuing operations	85,563	86,616
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Net realized investment gains	(1,275)	(1,290)
Equity in earnings from unconsolidated subsidiaries	(19,098)	(8,816)
Depreciation and amortization	6,754	6,721
Deferred income taxes	36,866	22,197
Changes in:
Accrued investment income	(4,330)	(3,236)
Deferred policy acquisition costs	4,706	(2,645)
Premiums receivable	1,334	2,851
Reinsurance receivables, net of payables	76	4,829
Reinsurance recoverables	(557)	182
Reserves for losses and loss adjustment expenses	10,048	4,597
Unearned premiums	11,575	9,590
Income taxes payable	23,181	9,098
Other	8,234	(10,582)

Net cash provided by operating activities	163,077	120,112

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	136,516	176,584
Proceeds from sales of equity securities	12,976	15,129
Proceeds from sale of APTIC	115,063	—
Investment purchases:
Fixed income securities	(330,802)	(250,577)
Equity securities	(11,678)	(19,635)
Net increase in short-term investments	(101,302)	(69,677)
Investments in unconsolidated subsidiaries, net of distributions	247	(1,574)
Change in related party receivables	176	396
Capital expenditures and capitalized software, net of dispositions	(7,604)	(10,923)

Net cash used in continuing operations	(186,408)	(160,277)
Net effect of discontinued operations	(8,948)	(39)

Net cash used in investing activities	(195,356)	(160,316)

CASH FLOW FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(19,719)
Proceeds from issuance of treasury stock	9,860	3,754
Tax benefit on stock options	1,647	—
Dividends paid to shareholders	(3,591)	(2,204)

Net cash provided by (used in) financing activities	7,916	(18,169)

Effect of the change in currency translations on cash	5,388	24,352

Net decrease in cash and cash equivalents	(18,975)	(34,021)
Cash and cash equivalents at beginning of period	397,096	203,470

Cash and cash equivalents at end of period	$378,121	$169,449

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest paid and preferred securities distributions	$6,693	$7,262
Income taxes paid, net of refunds	$7,508	$2,150
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$313	$295

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation reported as discontinued operations in the consolidated financial statements and for which the sale was closed on March 19, 2004; PMI Mortgage Insurance Ltd and PMI Indemnity Limited, the Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively, “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Co. Ltd, the Irish insurance corporations (collectively, “PMI Europe”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

On December 18, 2003, the Company completed its acquisition of a 42% ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (“FGIC”), from General Electric Capital Corporation. The Company has an equity ownership interest in Fairbanks Capital Holding Corp. (“Fairbanks”), a servicer of single-family residential mortgages; CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (“RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has various ownership interests in limited partnerships.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in consolidated shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s consolidated net income.

The Company’s short-term investments that have maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis. Dividend income on common stock is recognized on the date of declaration. Net investment income represents interest and dividend income, net of expenses.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Unconsolidated Subsidiaries – Investments in the Company’s unconsolidated subsidiaries include both equity investees and an unconsolidated majority-owned subsidiary. Investments in equity investees with ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50%, are generally accounted for using the equity method of accounting. The Company reports the equity earnings of FGIC Corporation, Fairbanks and CMG on a current month basis, and of RAM Re and the Company’s interests in its limited partnerships on a one-quarter lag basis. Effective January 1, 2004, the Company recorded a reduction of $4.8 million, net of tax, to retained earnings due to a change in reporting of Fairbanks from a one-month lag basis to a current month basis. This reduction represents our proportionate share of Fairbanks’ results for the month of December 2003. The reported value of the investments in the Company’s unconsolidated subsidiaries includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

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

Periodically or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statements of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of the Company’s ownership interests in unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

The Securities and Exchange Commission (“SEC”) requires public registrants to disclose condensed financial statement information in the consolidated footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the unconsolidated subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% by any unconsolidated subsidiary; separate financial statements of that unconsolidated subsidiary are required to be included in the registrants’ SEC filings. Equity investees are not subject to the 20% threshold for proportionate share of unconsolidated subsidiaries total asset tests, and accordingly, separate financial statements of FGIC Corporation are not included in this Form 10-Q. As of March 31, 2004, the Company’s equity investees and unconsolidated majority-owned subsidiary exceeded certain 10% tests in the aggregate and, accordingly, condensed financial statements on a combined basis are provided in Note 13.

Deferred Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting for Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year portfolio of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income and losses and loss adjustment expenses. The estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $99.0 million and $92.9 million as of March 31, 2004 and December 31, 2003, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $7.0 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively.

Related Party Receivables – These receivables include non-trade receivables from unconsolidated subsidiaries. The most significant portion of the balance as of March 31, 2004 was comprised of approximately $23 million of subordinated participation interests in Fairbanks debt, which was part of a debt restructuring completed in the second quarter of 2003. The participation bears interest at LIBOR plus 2.5% and is payable monthly. All interest payments related to this receivable are current. The principal may begin to be repaid in June 2004, with the balance due and payable in September 2004. In addition, the Company has approximately $3 million of advances to Fairbanks related to other matters as of March 31, 2004.

Derivatives – Until the quarter ended June 30, 2003, the Company’s use of derivative financial instruments was generally limited to reducing its exposure to interest rate risk and currency exchange risk by utilizing interest rate swap and currency forward agreements that are accounted for as hedges. However, in April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 requires certain credit default swaps entered into by PMI Europe beginning on July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in consolidated net income. In addition, as required by EITF No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, for certain derivative contracts entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the derivative contracts are deferred and recognized in consolidated net income in proportion to the expiration of the associated insured risk. Gains or losses are recognized in consolidated net income at inception for all other derivative contracts where the fair value can be determined in such a manner.

As of March 31, 2004, PMI Europe had entered into three transactions that were classified as derivatives in accordance with SFAS No. 149. However, initial fair value gains were deferred in accordance with EITF No. 02-3. As of March 31, 2004, $4.7 million of deferred gains related to the initial fair value of these derivative contracts was included in other liabilities and $0.2 million (pre-tax) of accretion from the deferred gains was reported in other income for the first quarter of 2004. Subsequent changes in the value, exclusive of accretion, of derivative contracts resulted in a $1.2 million gain pre-tax in the first quarter of 2004, which was also included in other income.

Special Purpose Entities – Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries that are consolidated in the Company’s consolidated financial statements.

Revenue Recognition – Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guarantee insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for approximately 68% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2004 compared with 71% in the first quarter of 2003. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. The earning pattern calculation is an estimation process and, accordingly, we review our premium earning cycle regularly and any adjustments to the estimates are reflected in the current period’s consolidated operating results.

Losses and Loss Adjustment Expenses – The reserves for mortgage insurance losses and loss adjustment expenses (“LAE”) are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the balance sheet date represent management’s best estimate of existing losses incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments to the extent of increasing or decreasing loss reserves, are recognized in current period results of operations.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settle. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 24.2% in the first quarter of 2004 compared to the federal statutory rate of 35%, due to the proportion of income derived from PMI Australia and equity in earnings from FGIC, which have lower effective tax rates combined with our municipal bond investment income.

Benefit Plans – The Company provides pension benefit plans to all employees under The PMI Group Inc. Retirement Plan, and to certain employees of the Company under The PMI Group Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. Net periodic benefit costs for these benefit plans were $3.4 million and 3.6 million during the first quarter of 2004 and the first quarter of 2003, respectively.

Comprehensive Income – Comprehensive income includes net income, foreign currency translation gains or losses, changes in unrealized gains and losses in investments net of deferred taxes, and the reclassification of realized gains and losses previously reported in comprehensive income. For the purposes of interim reporting, the Company reports the components of comprehensive income in its notes to the consolidated financial statements.

Business Segments– During the fourth quarter of 2003, the Company changed its reportable segments to reflect the change in management’s views on operating segments primarily as a result of the investment in FGIC and the then-pending sale of APTIC, which has been accounted for as discontinued operations. The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and equity in earnings of CMG. International Operations includes the results of PMI Australia, PMI Europe and the results of operations for Hong Kong. Financial Guaranty includes the equity in earnings of FGIC and RAM Re. Other includes the income and expenses of the holding company, equity in earnings or losses of Fairbanks and limited partnerships, contract underwriting operations and dormant insurance companies. Segment information for the prior corresponding period has been reclassified accordingly.

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under APB Opinion No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation, requires the pro forma disclosure of net income and earnings per share using the fair value method, and provides that the employers may continue to account for the stock-based compensation under APB Opinion No. 25. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends SFAS No. 123 and requires prominent disclosures in both the annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Dividend yield	0.39%	0.42%
Expected volatility	33.47%	38.66%
Risk-free interest rate	4.27%	4.03%
Expected life (years) from grant date	6.0	6.0

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$119,469	$89,608
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,176)	(2,811)

Pro forma	$116,293	$86,797

Basic earnings per share:
As reported	$1.25	$1.01
Pro forma	$1.22	$0.98

Diluted earnings per share:
As reported	$1.23	$1.00
Pro forma	$1.20	$0.97

Earnings Per Share and Dividends—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Consolidated net income available to common stockholders is the same for computing basic and diluted EPS. The convertible debt and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are presently antidilutive or not convertible due to conversion triggers that were not met for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Shares in thousands)
Weighted-average common stock shares for basic EPS	95,387	89,001
Weighted-average stock options and other dilutive components	1,501	827

Weighted-average of common stock shares for diluted EPS	96,888	89,828

As of March 31, 2004, the Company declared dividends to common stockholders of $3.6 million, or $0.0375 per share. These dividends were accrued as of March 31, 2004.

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

In February 2004, FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue relates to determining the meaning of other-than-temporary impairment and its application to investments classified as available-for-sale or held-to-maturity under SFAS No. 115, and investments accounted for under the cost method. At its March 2004 Meeting, the EITF concluded that equity method investments will not be within the scope of this issue. This issue is effective for fiscal years ending after December 15, 2003. It requires disclosures of quantitative information related to aging of unrealized losses for investments as well as qualitative discussion regarding considerations in reaching conclusions that impairments are not other-than-temporary. These disclosures have been presented in the footnotes and critical accounting policies. In March 2004, the remaining issues related to the application of the other-than-temporary impairment model were finalized by the EITF and are effective for the quarter ending June 30, 2003. It is not expected to significantly impact the Company’s consolidated results of operations or financial position.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below.

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
March 31, 2004
Fixed income securities	$2,612,570	$160,181	$(2,714)	$2,770,037
Equity securities:
Common stocks	92,963	25,045	(694)	117,314
Preferred stocks	105,795	5,577	(85)	111,287

Total equity securities	198,758	30,622	(779)	228,601
Short-term investments	121,916	3,339	—	125,255

Total investments	$2,933,244	$194,142	$(3,493)	$3,123,893

December 31, 2003
Fixed income securities	$2,419,456	$138,778	$(4,050)	$2,554,184
Equity securities:
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2004.

	Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities
Municipal bonds	$66,118	$(1,176)	$66,118	$(1,176)
Foreign governments	107,262	(803)	107,262	(803)
Corporate bonds	104,182	(734)	104,182	(734)
U.S. government and agencies	93	(1)	93	(1)

Total fixed income securities	277,655	(2,714)	277,655	(2,714)
Equity Securities
Common stocks	10,502	(694)	10,502	(694)
Preferred stocks	7,293	(85)	7,293	(85)

Total equity securities	17,795	(779)	17,795	(779)

Total	$295,450	$(3,493)	$295,450	$(3,493)

Unrealized losses in fixed income securities as of March 31, 2004 were primarily due to interest rate fluctuations during the first quarter of 2004 and do not qualify for other-than-temporary impairment as the Company has the intent and ability to hold until recovery or maturity. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired.

During the first quarter of 2004, the Company determined there was no decline in the market value of investments that met the definition of other-than-temporary impairment. The Company recognized an impairment loss of $0.1 million in the first quarter of 2003.

Net Investment Income – Net investment income consists of the following for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Fixed income securities	$35,593	$30,208
Equity securities	2,353	1,729
Short-term investments	2,726	1,165

Investment income before expenses	40,672	33,102
Investment expenses	(631)	(47)

Net Investment income	$40,041	$33,055

NOTE 5. RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans; the Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk. As of March 31, 2004, $7.8 million of deposits received under this agreement were included in cash and cash equivalents and can only be utilized to pay claims related to the agreement.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consist of the following as of March 31, 2004 and December 31, 2003.

	March 31, 2004	Ownership Percentage	December 31, 2003	Ownership Percentage
	(Dollars in thousands except percentages)
FGIC	$644,621	42%	$625,154	42%
Fairbanks	110,657	57%	115,803	57%
CMG	101,129	50%	97,389	50%
RAM Re	76,458	25%	75,675	25%
Other	24,064	various	23,825	various

Total	$956,929		$937,846

Equity in earnings from unconsolidated subsidiaries consisted of the following for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	Ownership Percentage	2003	Ownership Percentage
	(Dollars in thousands except percentage)
FGIC	$13,613	42%	$—	42%
Fairbanks	344	57%	7,144	57%
CMG	3,328	50%	2,865	50%
RAM Re	1,315	25%	261	25%
Truman Capital	—	—	1,101	20%
Other	498	various	(2,555)	various

Total	$19,098		$8,816

On December 18, 2003, the Company completed its investment in FGIC through the acquisition of a 42% ownership interest in FGIC. The investment is accounted for using the equity method of accounting in accordance with APB Opinion No. 18. The Company is the strategic investor in a group of investors, and funded $611 million in cash of the $1.6 billion total purchase price for the investment in FGIC. Our investment in FGIC, as of March 31, 2004, was $644.6 million which included $611 million cash for the investment, capitalized acquisition costs related to the transaction, equity in earnings and the Company’s proportion of unrealized gains in FGIC’s investment portfolio.

As of March 31, 2004, the Company’s carrying value of Fairbanks, including cumulative equity earnings, was $110.7 million. In addition, the Company holds receivables of $26.0 million from Fairbanks which is included in related party receivables. Included in the investment in Fairbanks is a component of goodwill of approximately $36 million. The Company evaluated its total investment in Fairbanks, including related party receivables as of March 31, 2004, and determined that there was no other-than-temporary decline in the carrying value. Accordingly, the Company has not recognized an impairment charge with respect to its total investment in Fairbanks. The Company will continue to evaluate this investment for potential impairment.

During the first quarter of 2004, we recorded a reduction of $4.8 million, net of tax, to retained earnings due to a change in reporting of Fairbanks from a one-month lag basis to a current month basis. This reduction represents our proportionate share of Fairbanks’ results for the month of December 2003. The following table sets forth the reconciliation of change in our investment balance in Fairbanks:

(Dollars in thousands)
Investment balance at December 31, 2003	$115,803
Equity earnings for one month ended December 31, 2003	(5,168)
Equity earnings for three months ended March 31, 2004	344
Change in other comprehensive income	(322)

Investment balance at March 31, 2004	$110,657

In September 2003, the Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC. A loss in Other expense in the first quarter of 2003 was due to the $2.6 loss from certain private equity limited partnership investments.

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$102,074	$85,210
Policy acquisition costs incurred and deferred	18,389	24,490
Amortization of deferred policy acquisition costs	(23,095)	(21,845)

Ending balance	$97,368	$87,855

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period, and amortization of previously deferred costs in such period. In periods where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of deferred policy acquisition costs.

NOTE 8. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes reserves for losses LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$346,939	$333,569
Reinsurance recoverable	(3,275)	(4,424)

Net beginning balance	343,664	329,145
Losses and LAE incurred (principally with respect to defaults occurring in the)
Current year	67,052	58,907
Prior years	(7,232)	(12,114)

Total incurred	59,820	46,793
Losses and LAE payments (principally with respect to defaults occurring in the)
Current year	(282)	(26)
Prior years	(49,734)	(43,559)

Total payments	(50,016)	(43,585)
Foreign currency translation	(313)	1,668

Net ending balance	353,155	334,021
Reinsurance recoverable	3,832	4,146

Ending balance	$356,987	$338,167

The increase in loss reserves at March 31, 2004 over March 31, 2003 was due primarily to increases in the loss reserve balances in U.S. Mortgage Insurance Operations as well as PMI Europe’s acquisition of the U.K. lenders’ mortgage insurance portfolio from Royal & Sun Alliance (“R&SA”). The loss reserve increase in U.S. Mortgage Insurance Operations was the result of expected higher proportions of delinquencies developing into claims as well as higher mortgage insurance coverage levels on pending delinquencies. This has led to higher average claim amounts. U.S. Mortgage Insurance Operations’ primary insurance default inventory was 34,762 at March 31, 2004 compared to 35,803 at March 31, 2003. The default rate was 4.26% at March 31, 2004 compared to 4.19% at March 31, 2003. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

PMI Europe increased its loss reserves in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a $7.9 million loss reserve balance acquired in connection with its acquisition of the U.K. lenders’ mortgage insurance portfolio from R&SA.

The $7.2 million and $12.1 million reductions in total incurred in prior years related to the first quarter of 2004 and 2003, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $7.2 million and $12.1 million decreases were primarily due to re-estimates of ultimate claim rates of defaults occurring in prior years in our Australian operations. These reductions in loss rates were primarily attributable to the strong economy and housing market in Australia and New Zealand.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes – During 2002 and 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling $13.9 million. Such amounts do not include the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in

Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiaries, in determining California taxable income of the holding company for tax years ending on or after December 1, 1997. As of March 31, 2004, the Company has reserved $4.7 million related to this contingency. While the Company is protesting this assessment, there can be no assurance as to the ultimate outcome of these protests.

Guarantees to Related Party – In the fourth quarter of 2003, Fairbanks reached a settlement, subject to final court approval, of civil charges with the FTC and the HUD. The terms of the settlement require changes in Fairbanks’ operations and the creation of a $40 million fund for the benefit of consumers allegedly harmed by Fairbanks. The Company has guaranteed approximately two-thirds of Fairbanks’ obligations under a $30.7 million letter of credit, which may be drawn upon by FTC as security for a portion of the $40 million redress fund as required by the settlement.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company. The Company determined that the liability related to the fair value of the guarantees provided to a related party, in accordance with FASB Interpretation (“FIN”) No. 45 was not material.

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2004 and 2003 are shown in the table below.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net income	$119,469	$89,608
Other comprehensive income, net of tax:
Unrealized gains on investments:
Unrealized gains arising during period	23,081	1,653
Reclassification of realized gains included in net income	(829)	(851)

Net unrealized gains	22,252	802
Change in foreign currency translation gain	5,388	24,352

Other comprehensive income, net of tax	27,640	25,154

Other comprehensive income	$147,109	$114,762

NOTE 11. BUSINESS SEGMENTS

During the fourth quarter of 2003, the Company changed its reportable segments to reflect current business activities, and the prior years’ information has been reclassified to conform to the change in reportable segments. Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	As of and for the Three Months Ended March 31, 2004
	U.S. Mortgage Insurance	International	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues	$174,649	$49,893	$—	$10,927	$235,469
Equity in earnings of unconsolidated
subsidiaries	3,328	—	14,928	842	19,098
Losses and loss adjustment expenses	(58,956)	(864)	—	—	(59,820)
Amortization of deferred policy acquisition costs	(19,433)	(3,662)	—	—	(23,095)
Other underwriting and operating expenses	(26,137)	(6,867)	—	(17,316)	(50,320)
Interest expense	(21)	(1)	—	(8,493)	(8,515)

Income (loss) from continuing operations before income taxes	73,430	38,499	14,928	(14,040)	112,817
Income tax (benefit) from continuing operations	19,822	11,470	1,413	(5,451)	27,254

Income (loss) from continuing operations after income taxes	53,608	27,029	13,515	(8,589)	85,563
Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30,108	30,108

Net income	$53,608	$27,029	$13,515	$25,317	$119,469

Total assets	$2,584,937	$958,960	$721,079	$716,674	$4,981,650

	As of and for the Three Months Ended March 31, 2003
	U.S. Mortgage Insurance	International	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues	$179,423	$25,570	$—	$16,038	$221,031
Equity in earnings of unconsolidated subsidiaries	2,865	—	261	5,690	8,816
Losses and loss adjustment expenses	(47,454)	661	—	—	(46,793)
Amortization of deferred policy acquisition costs	(19,475)	(2,370)	—	—	(21,845)
Other underwriting and operating expenses	(14,785)	(4,004)	—	(17,483)	(36,272)
Interest expense and distributions on preferred securities	(25)	—	—	(5,009)	(5,034)

Income from continuing operations before income taxes	100,549	19,857	261	(764)	119,903
Income tax (benefit) from continuing operations	28,641	5,672	91	(1,117)	33,287

Income (loss) from continuing operations after income taxes	71,908	14,185	170	353	86,616
Income from discontinued operations before income taxes	—	—	—	4,552	4,552
Income taxes from discontinued operations	—	—	—	1,560	1,560

Income from discontinued operations after income taxes	—	—	—	2,992	2,992

Net income	$71,908	$14,185	$170	$3,345	$89,608

Total assets	$2,281,815	$595,845	$47,811	$712,034	$3,637,505

NOTE 12. DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the results of operations for APTIC have been classified as discontinued operations effective from the fourth quarter of 2003 with prior periods adjusted for comparability. The Company recognized an after-tax gain of $30.1 million upon completion of the sale of APTIC on March 19, 2004. The final gain on sale is subject to post-closing adjustments.

The results of operations of APTIC for the period ended March 19, 2004 and the three months ended March 31, 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Total revenues	$54,456	$64,331
Losses and expenses	48,700	59,779

Income from discontinued operations before income taxes	5,756	4,552
Income taxes from discontinued operations	1,958	1,560

Income from discontinued operations after income taxes	3,798	2,992
Gain on sale of discontinued operations, net of income taxes of $17,131	30,108	—

Total net income from discontinued operations	$33,906	$2,992

The assets and liabilities of APTIC as of December 31, 2003 are as follows:

December 31, 2003
(Dollars in thousands)
Assets
Cash and investments	$101,577
Accounts receivables and other assets	16,285

Total assets	$117,862

Liabilities
Reserves for losses and loss adjustment expenses	$29,145
Accounts payables and other liabilities	15,072

Total liabilities	$44,217

NOTE 13. CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information represents the Company’s proportionate share in, and has been presented on a combined basis for, all equity investees and an unconsolidated majority-owned subsidiary accounted for under the equity method of accounting as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003.

	Equity Investees		Unconsolidated Majority- Owned Subsidiary
	As of		As of
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$26,261	$37,008	$20,812	$24,808
Investments	1,463,165	1,398,834	—	—
Accrued investment income	17,692	15,971	—	—
Servicing assets	—	—	55,399	69,538
Deferred policy acquisition costs	21,229	17,251	—	—
Accounts receivable and other assets	86,719	73,630	209,545	213,274

Total assets	$1,615,066	$1,542,694	$285,756	$307,620

Liabilities:
Reserves for losses and loss adjustment expenses	$24,734	$23,726	$—	$—
Unearned premiums	435,068	422,454	—	—
Notes payable	154,909	144,148	154,545	159,199
Accounts payable and other liabilities	53,047	29,929	56,090	68,155

Total liabilities	667,758	620,257	210,635	227,354
Shareholders’ equity	947,308	922,437	75,121	80,266

Total liabilities and shareholders’ equity	$1,615,066	$1,542,694	$285,756	$307,620

	Equity Investees		Unconsolidated Majority-Owned Subsidiary
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Condensed Combined Statements of Operations
Total revenues	$35,125	$5,947	$30,361	$47,171
Total expenses	9,771	2,967	29,806	35,986

Income before income taxes	25,354	2,980	555	11,185
Income tax	4,899	1,308	211	4,041

Net income	20,455	1,672	344	7,144
Preferred stock dividend	1,701	—	—	—

Net income available to common shareholders	$18,754	$1,672	$344	$7,144

As of March 31, 2004, included in the Company’s retained earnings were $66.6 million of undistributed equity earnings of existing equity investees with ownership interests of 50% or less.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include: (i) our belief that PMI’s persistency rate will continue to improve if mortgage interest rates continue to increase; (ii) our expectations with respect to accruals for 2004 annual incentive bonuses and 401(k) contributions; (iii) our belief that we presently have sufficient resources to fund a repurchase of the 2.50% Senior Convertible Debentures due July 15, 2021 if required by the holders; (iv) our belief that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations; (v) our expectation that we will not engage in significant additional strategic investments in the near future; and (vi) our belief that the amount recorded for losses and loss adjustment expenses as of March 31, 2004 represents the most likely outcome within the actuarial range.

When a forward-looking statement is based on an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in any forward-looking statement made by us. Forward-looking statements involve a number of risks of uncertainties including, but not limited to, the risks described under the heading “Risk Factors.” All forward-looking statements are qualified by and should be read in conjunction with those risk factors and our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $53.6 million for the quarter ended March 31, 2004, primarily derived from our subsidiary, PMI Mortgage Insurance Co., or PMI.

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $27.0 million for the quarter ended March 31, 2004.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $13.5 million for the quarter ended March 31, 2004.

•	Other. Our Other segment consists of the holding company and contract underwriting revenues and expenses, equity in earnings primarily from our unconsolidated strategic investment, Fairbanks Capital Holding Corp. or Fairbanks, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. On March 19, 2004, we completed the sale of APTIC and received approximately $115 million in cash. Our sale of APTIC resulted in an after tax gain of $30.1 million. The final gain on sale is subject to post-closing adjustments. Our Other segment generated net income of $25.3 million for the quarter ended March 31, 2004, primarily due to the gain on sale of APTIC.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter Ended March 31, 2004

Our consolidated net income was $119.5 million for the first quarter of 2004 compared to $89.6 million for the corresponding period in 2003. Excluding the gain on sale of APTIC, our consolidated net income in the first quarter of 2004 was flat compared to the corresponding period in 2003, and was affected by increases in our equity in earnings from our unconsolidated strategic investments, primarily FGIC, and increases in premiums earned and net investment income from our International Mortgage Insurance Operations. These increases were offset by increases in our other underwriting and operating expenses and losses and loss adjustment expenses, or LAE, primarily from U.S. Mortgage Insurance Operations, and a decrease in our equity in earnings from Fairbanks.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. Factors affecting the financial performance of our U.S. Mortgage Insurance Operations segment include:

•	Policy Cancellations and Persistency. Low interest rates in 2002, 2003 and the first quarter of 2004 have resulted in heavy mortgage refinance activity and high policy cancellations, which in turn contributed to decreases in PMI’s insurance in force. PMI’s persistency rate, the percentage of insurance policies at the beginning of a 12-month period that remain in force at the end of that period, was 47.8% at March 31, 2004, 44.6% at December 31, 2003 and 52.7% at March 31, 2003. The improvement in PMI’s persistency rate at March 31, 2004 compared to December 31, 2003 resulted from increases in mortgage interest rates and a corresponding decline in refinance activity in the first quarter of 2004. If mortgage interest rates continue to increase, we believe that PMI’s persistency rate will continue to improve.

•	New Insurance Written (NIW). PMI’s NIW in the first quarter of 2004 decreased by 28% compared to NIW in the first quarter of 2003, primarily as a result of lower levels of residential mortgage origination and refinance activities, which generally resulted from higher interest rates. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage and private mortgage insurance markets.

•	PMI’s Loss Experience. PMI’s claims paid increased in the first quarter of 2004 compared to the first quarter of 2003 as a result of the aging of PMI’s insurance portfolio, high levels of unemployment and higher claim rates associated with the portion of PMI’s portfolio that contains non-traditional and less-than-A quality mortgage loans. We expect PMI’s losses associated with claims paid to increase in 2004 compared to 2003 as a result of these factors. Changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which they occur.

•	Captive Reinsurance. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders. In return, a portion of PMI’s gross premiums written is ceded to the captive reinsurers. At March 31, 2004, approximately 51% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to approximately 45% as of March 31, 2003. This increase negatively impacted PMI’s net premiums written and net premiums earned. The increase was driven by refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW being generated by customers with captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s NIW and insurance in force both increased in the first quarter of 2004 compared to the first quarter of 2003, positively affecting premiums earned and net investment income. The increases in NIW and insurance in force were driven by favorable economic conditions in the Australian and New Zealand economies, as PMI Australia’s results are closely tied to developments in those economies.

•	PMI Europe. PMI Europe’s acquisition of the Royal & Sun Alliance, or R&SA, mortgage insurance portfolio closed in March 2004. PMI Europe’s net income, premiums earned and risk in force increased in the first quarter of 2004 compared to the first quarter of 2003 largely as a result of this portfolio acquisition.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in the exchange rates between the U.S. dollar, the Australian dollar, pounds sterling and Euro. The change in foreign exchange rates from March 31, 2003 to March 31, 2004 favorably impacted our International Operations’ net income by $5.2 million, primarily due to the appreciation in the Australian dollar. This foreign currency translation impact is calculated using the change in the average monthly exchange rates to the current period ending net income in the local currencies.

Financial Guaranty. In the first quarter of 2004, the majority of our net income derived from our Financial Guaranty segment was generated by our investment in FGIC Corporation. Although we own a significant portion of the equity of FGIC Corporation and are able to appoint representatives to its board of directors, we do not control the operations of FGIC Corporation. Factors affecting FGIC Corporation’s financial performance include the maintenance of FGIC’s ratings, interest rate movements, the level of public financings, and FGIC’s ability to expand into new markets.

Other. Factors affecting the financial performance of our Other segment include:

•	Fairbanks. As a result of rating agency downgrades in 2003, Fairbanks’ servicing portfolio declined to approximately $31 billion as of March 31, 2004 from $53 billion as of March 31, 2003. This decline resulted in a 34% decline in Fairbanks’ gross revenues in the first quarter of 2004 compared to the first quarter of 2003. Fairbanks’ total expenses declined by only 15% during this period, partially as a result of expenses related to outstanding regulatory issues and class action litigation.

•	Contract Underwriting Services. New policies processed by contract underwriters declined to 23% of PMI’s NIW in the first quarter of 2004 from 31% in the first quarter of 2003 due to a decrease in refinancing activity in the first quarter of 2004. Revenue from contract underwriting was $7.2 million in the first quarter of 2004 and $10.7 million in the first quarter of 2003.

•	Other. Our Other segment also includes net investment income, net income from APTIC, classified as discontinued operations, the gain on sale of APTIC, expenses related to salaries and other corporate overhead, and interest expense and distributions on our mandatory redeemable preferred securities.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions, except per share data)
REVENUES
Premiums earned	$185.3	$176.0	5%
Net investment income	40.0	33.1	21%
Equity in earnings of unconsolidated strategic investments	19.1	8.8	117%
Net realized investment gains	1.3	1.3	—
Other income	8.9	10.6	(17)%

Total revenues	254.6	229.8	11%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	59.8	46.8	28%
Amortization of deferred policy acquisition costs	23.1	21.8	6%
Other underwriting and operating expenses	50.4	36.2	39%
Interest expense and distributions on mandatorily redeemable preferred securities	8.5	5.1	67%

Total losses and expenses	141.8	109.9	29%

Income from continuing operations before income taxes	112.8	119.9	(6)%
Income taxes from continuing operations	27.2	33.3	(18)%

Income from continuing operations after income taxes	85.6	86.6	(1)%

Income from discontinued operations before income taxes	5.8	4.6	26%
Income taxes from discontinued operations	2.0	1.6	25%

Income from discontinued operations after income taxes	3.8	3.0	27%
Gain on sale of discontinued operations, net of income taxes of $17.1	30.1	—	—

Net income	$119.5	$89.6	33%

Diluted earnings per share	$1.23	$1.00	23%

Consolidated net income for the three months ended March 31, 2004 increased by 33% compared to the corresponding period in 2003. This increase was primarily due to our after-tax $30.1 million gain on the sale of APTIC. We completed the sale of APTIC in March 2004 and received approximately $115 million in cash from the buyer. Our final gain on the sale is subject to post closing adjustments. Excluding our gain on the sale of APTIC, our consolidated net income for the first quarter of 2004 was flat compared to the corresponding period in 2003.

Premiums earned represent the amount of premiums recognized as revenue for accounting purposes. The increase in premiums earned during the first three months of 2004 over the corresponding period in 2003 was attributable primarily to increases in premiums earned by PMI Australia. PMI Australia’s premiums earned increased as a result of significant growth in its business and the continued weakening of the U.S. dollar relative to the Australian dollar.

The increase in net investment income in the first quarter of 2004 compared to the corresponding period in 2003 was due primarily to growth in our investment portfolio, partially offset by a decrease in our book yield. Our investment portfolio grew primarily as a result of excess cash flows from operations and our common stock and equity units offerings in the fourth quarter of 2003. Our consolidated pre-tax book yield was 5.0% at March 31, 2004 compared with 5.4% at March 31, 2003, reflecting the reinvestment of maturing investments and investments of excess cash from operations into lower yielding investments due to the interest rate environment.

We account for our unconsolidated strategic investments and limited partnerships using the equity method of accounting. The increase in equity earnings from our unconsolidated strategic investments in the first quarter of 2004 compared to the corresponding period in 2003 was due primarily to the inclusion of equity in earnings from FGIC of $13.6 million in our first quarter 2004 results, partially offset by a decrease of $6.8 million of equity in earnings from Fairbanks.

The decrease in other income in the first quarter of 2004 compared to the corresponding period in 2003 was largely due to lower fees generated by our contract underwriting services in the first quarter of 2004. Contract underwriting activity decreased in the first quarter of 2004 due to a decline in the refinance market. The results of contract underwriting operations are included in our Other segment.

The increase in our losses and LAE in the first quarter of 2004 compared to the corresponding period in 2003 was primarily the result of an increase in incurred losses in our U.S. Mortgage Insurance Operations, due to a number of factors, including increasing average claims sizes, continued high levels of unemployment, and the seasoning of our primary insurance portfolio. See Critical Accounting Policies and Estimates, Losses and LAE in U.S. Mortgage Insurance Operations, below.

The increase in other underwriting and operating expenses in the first quarter of 2004 over the corresponding period in 2003 was due primarily to higher operating expenses in our U.S. Mortgage Insurance Operations, including compensation and related expenses paid in the first quarter of 2004, recognition of expenses previously deferred as acquisition costs, and increases in LAE adjustments, payroll and related expenses, and premium taxes. Increases in PMI Australia’s payroll and payroll-related expenses, primarily due to increased employee head-count, and profit commissions related to PMI Australia’s captive reinsurance arrangements also contributed to the increase in our consolidated other underwriting and operating expenses in the first quarter of 2004 compared to the first quarter of 2003.

Our income tax expense from continuing operations in the first quarter of 2004 decreased by 18% compared to the corresponding period in 2003 as a result of a decrease in effective tax rate and the pre-tax income from continuing operations. The effective tax rate declined from 27.8% to 24.2% as a result of an increase in the proportion of income we derived from PMI Australia, equity in earnings from FGIC and tax preference investment income.

Segment Results

The following table presents consolidated net income and net income for each of our segments for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$53.6	$71.9	(25%)
International Operations	27.0	14.2	90%
Financial Guaranty	13.5	0.2	—
Other	25.4	3.3	670%

Consolidated Net Income	$119.5	$89.6	33%

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI and affiliated U.S. mortgage insurance and reinsurance companies. CMG Mortgage Insurance Company, or CMG, is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated strategic investments. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Premiums earned	$149.0	$156.6	(5)%
Equity in earnings of unconsolidated strategic investments	$3.3	$2.9	14%
Losses and loss adjustment expenses	$(59.0)	$(47.5)	24%
Underwriting and operating expenses	$(45.6)	$(34.3)	33%
Net income	$53.6	$71.9	(25)%

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily, but not exclusively, under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, a proportionate amount of PMI’s gross premiums written is ceded to these captive reinsurance companies. PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Gross premiums written	$192.8	$187.2	3%
Ceded premiums	(36.2)	(30.9)	17%
Refunded premiums	(3.6)	(4.6)	(22)%

Net premiums written	$153.0	$151.7	1%

Premiums earned	$149.0	$156.6	(5)%

The increases in gross and net premiums written in the first quarter of 2004 over the corresponding period in 2003 were due primarily to an increase in PMI’s average premium rate. PMI’s average premium rate increased as a result of a higher percentage of policies with deeper coverage, adjustable rate mortgages and/or higher loan to value ratios in the first quarter of 2004 than in the first quarter of 2003. The decrease in refunded premiums in the first quarter of 2004 compared to the corresponding period in 2003 was due primarily to lower levels of policy cancellations in the first quarter of 2004.

The increase in ceded premiums in the first quarter of 2004 over the corresponding period in 2003 was driven by the increasing percentage of primary insurance in force subject to captive reinsurance agreements. Primary insurance in force refers to the current principal balance of all insured mortgage loans as of a given date. Heavy refinance volume, particularly in 2002 and 2003, resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio. As of March 31, 2004, 51% and 53% of primary insurance in force and primary risk in force, respectively, were subject to captive reinsurance agreements, compared to 45% and 47% as of March 31, 2003. Primary risk in force is the aggregate dollar amount equal to the sum of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

The decrease in premiums earned in the first quarter of 2004 compared to the first quarter of 2003 was due primarily to our adjustment to PMI’s unearned premiums in the first quarter of 2003. During the first quarter of 2003, we completed a review of PMI’s unearned premiums and loss reserves for its pool insurance business and reduced the unearned premiums to match actual loss experience. This change in estimate resulted in $7.1 million of additional premiums earned in the first quarter of 2003.

Losses and LAE – PMI’s total losses LAE represent claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. PMI’s total losses and LAE and related claims data are shown in the following table.

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions, or as otherwise noted)
Claims paid including LAE	$49.6	$42.6	16%
Change in net loss reserves	9.4	4.9	92%

Total losses and LAE	$59.0	$47.5	24%

Number of primary claims paid	1,840	1,624	13%
Average primary claim size (in thousands)	$23.9	$22.7	5%

Claims paid include amounts paid on primary insurance claims, pool insurance claims and LAE. The increase in claims paid and total losses and LAE during the first quarter of 2004 over the corresponding period in 2003 was due primarily to an increase in primary insurance claims paid. Primary insurance claims paid increased to $44.0 million in the first quarter of 2004 from $36.9 million in the corresponding period in 2003 as a result of increases in PMI’s average primary insurance claim size and number of primary insurance claims, as well as a smaller percentage of mitigating settlements, which generally have lower claim sizes. The increase in PMI’s average primary insurance claim paid size was the result of an increase in the average principal balance of primary insurance loans and deeper coverage amounts. We believe that the increase in the number of primary insurance claims paid was driven by the continued seasoning of PMI’s primary insurance portfolio and continued high levels of unemployment. As of March 31, 2004, approximately 93% of PMI’s primary risk in force was written after December 31, 1998 and 76% was written after December 31, 2001. Pool insurance claims paid were $4.2 million in the first quarter of 2004, compared to $3.2 million in the corresponding period in 2003. This increase was primarily due to the seasoning of PMI’s modified pool portfolio. For a discussion of changes in net loss reserves, see Critical Accounting Policies and Estimates, Reserves for Losses and LAE, below.

PMI’s primary default data is presented in the table below.

	As of March 31,
	2004	2003	Percentage Change/ Variance
Primary loans in default	34,762	35,803	(3)%
Primary default rate	4.26%	4.19%	0.07	pps
Primary default rate for bulk transactions	8.68%	10.59%	(1.91	)pps
Primary default rate excluding bulk transactions	3.71%	3.52%	0.19	pps

The decrease in PMI’s primary loans in default as of March 31, 2004 compared to March 31, 2003 was primarily due to a decline in new notices of defaults received and an increase in reinstatements in the first quarter of 2004. The increase in PMI’s primary default rate was due to a decline in the number of primary insurance policies in force. The default rates for bulk channel transactions at March 31, 2004 and 2003 remained higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of March 31, 2004, PMI’s modified pool insurance (see Modified pool insurance below) default rate was 4.85% with 10,762 modified pool loans in default, compared to a default rate of 6.43% with 10,506 modified pool loans in default as of March 31, 2003. The decrease in the default rate was primarily driven by an increase in modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and deductibles, in some instances, reduce PMI’s ultimate loss exposure on loans insured by these products. PMI’s default rate for GSE Pool (see Traditional pool insurance below) as of March 31, 2004 was 3.88% with 3,739 GSE Pool loans in default, compared to 2.40% with 5,812 loans in default as of March 31, 2003. The increase in the default rate and the decrease in loans in default were due primarily to a decline in the number of loans insured under GSE pool policies.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$19.4	$19.5	(1)%
Other underwriting and operating expenses	26.2	14.8	77%

Total underwriting and operating expenses	$45.6	$34.3	33%

Policy acquisition costs incurred and deferred	$13.4	$20.5	(35%)

Policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales-related activities. These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and are offset by increased efficiency from the use of PMI’s electronic origination and delivery methods. Electronic delivery accounted for approximately 84% of PMI’s insurance commitments from its primary flow channel during the first quarter of 2004, compared to approximately 79% during the corresponding period in 2003.

The 35% decrease in policy acquisition costs incurred and deferred in the first quarter of 2004 compared to the first quarter of 2003 was the result of the 28% decline in NIW over the same period. From December 31, 2003 to March 31, 2004, PMI’s deferred policy acquisition cost asset decreased by $6.0 million due to the decline in NIW in the quarter compared to prior periods. Continued declines in the deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The increase in other underwriting and operating expenses in the first quarter of 2004 over the corresponding period in 2003 was due primarily to: increases in various operating expenses including LAE adjustments, payroll, premium taxes, insurance and depreciation; expenses related to a portion of 2003 annual incentive bonuses and 401(k) contributions paid in the first quarter of 2004; recognition of expenses previously deferred as acquisition costs, various 2002 expense accruals that were reversed in the first quarter of 2003; expenses relating to the consolidation of certain field underwriting offices; and expenses relating to our officer deferred compensation plan, which increased as a result of appreciation in our common stock. There were no significant reversals of 2003 expense accruals in the first quarter of 2004. Other underwriting and operating expenses in the first quarter of 2004 also included accruals for 2004 annual incentive bonuses and 401(k) contributions and we presently expect to continue these accruals throughout the remainder of the year.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are not deferrable and are allocated to MSC, which is reported in our Other segment, thereby reducing U.S. Mortgage Insurance Operation’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $7.0 million in the first quarter of 2004 compared to $12.1 million in the first quarter of 2003. The decrease in allocations reflected lower contract underwriting activity.

Ratios – PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended March 31,
	2004	2003	Variance
Loss ratio	39.6%	30.3%	9.3 pps
Expense ratio	29.8%	22.6%	7.2 pps
Combined ratio	69.4%	52.9%	16.5 pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increase in the loss ratio in the first quarter of 2004 over the corresponding period in 2003 was primarily driven by an increase in total incurred losses. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in total underwriting and operating expenses, which is discussed above, primarily drove the increase in PMI’s expense ratio. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Primary new insurance written :
Primary new insurance written – flow channel	$8,454	$11,461	(26)%
Primary new insurance written – bulk channel	345	780	(56)%

Total primary new insurance written	$8,799	$12,241	(28)%

The decrease in PMI’s primary NIW in the first quarter of 2004 compared to the corresponding period in 2003 was driven primarily by the lower volume of residential mortgage originations. As estimated by Mortgage Bankers Association of America, total U.S. residential mortgage originations during the first quarter of 2004 decreased to $590 billion from $754 billion in the corresponding period in 2003.

Traditional pool insurance – Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs, or GSE Pool, and to the capital markets, or Old Pool. GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $127.8 million at March 31, 2004 and $792.2 million at March 31, 2003. Old Pool risk in force was $647.1 million at March 31, 2004 and $787.6 million at March 31, 2003.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking capital relief, or a reduction of default risk beyond the protection provided by existing primary insurance, or with respect loans that do not require primary insurance. During the first quarter of 2004, PMI wrote $70.4 million of modified pool risk, compared to $73.6 million in the corresponding period of 2003. Modified pool risk in force was $1.5 billion at March 31, 2004 and $1.2 billion at March 31, 2003.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of March 31,
	2004	2003	Percentage Change/ Variance
	(Dollars in millions)
Primary insurance in force	$104,304	$105,518	(1)%
Primary risk in force	$24,545	$24,676	(1)%
Pool risk in force	$2,565	$3,110	(18)%
Policy persistency rate - Primary	47.8%	52.7%	(4.9	)pps

The decreases in primary insurance in force and risk in force at March 31, 2004 compared to March 31, 2003 were driven by lower persistency and lower NIW. Lower persistency was driven by heavy refinance activity. Rising mortgage interest rates and a corresponding decline in refinance activity in the first quarter of 2004 caused policy cancellations to decrease by 32% to $9.7 billion in the first quarter of 2004 compared to $14.3 billion in the corresponding period in 2003 and PMI’s persistency rate to increase from 44.6% as of December 31, 2003 to 47.8% as of March 31, 2004.

Credit characteristics – PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. A small number of loans insured by PMI include both less-than-A quality and non-traditional characteristics. PMI generally expects higher default and delinquency rates and faster prepayment speeds for less-than-A quality loans and non-traditional loans than for PMI’s A quality and traditional loans. However, in 2003 and 2004, PMI’s less-than-A quality and non-traditional loans have exhibited slower prepayment speeds than PMI’s A quality and traditional loans.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its flow channel and bulk channel primary NIW and modified pool insurance written.

	Three Months Ended March 31,
	2004		2003
	(Dollars in millions, except percentages)
Less-than-A quality loan amounts and as a percentage of :
Primary NIW – flow channel	$618	7%	$870	8%
Primary NIW – bulk channel	63	18%	161	20%

Total primary NIW	681	8%	1,031	8%
All modified pool insurance written	145	4%	145	7%

Total primary and modified pool insurance written	$826	7%	$1,176	8%

Non-traditional loan amounts and as a percentage of :
Primary NIW – flow channel	$1,967	23%	$1,508	13%
Primary NIW – bulk channel	50	15%	161	20%

Total primary NIW	2,017	23%	1,669	14%
All modified pool insurance written	3,449	88%	1,152	52%

Total primary and modified pool insurance written	$5,466	43%	$2,821	19%

Nearly all of the modified pool insurance written classified as non-traditional received such classification as a result of the reduced documentation for the underlying loans and not as a result of any particular credit characteristic. The following table presents PMI’s less-than-A quality loans, non-traditional loans or both as percentages of primary risk in force.

	As of March 31,
	2004	2003
As a percentage of primary risk in force:
Less-than-A quality loans	11%	12%
Less-than-A quality loans with FICO scores below 575 *	3%	3%
Non-traditional loans	14%	12%
Less-than-A quality or non-traditional or both	25%	23%

*	Less-than-A with FICO scores below 575 is a subset of less-than-A quality loan portfolio.

The percentage of PMI’s primary risk in force comprised of loans with LTVs above 97% has increased from 3% as of March 31, 2003 to 9% as of March 31, 2004. LTV is the ratio of the original loan amount to the value of the property. This increase is due, in part, to changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and to the expansion of underwriting guidelines by lenders and PMI as a result of market out-reach efforts. We believe that loans with LTVs greater than 97% have higher risk characteristics than loans below 97% LTV.

International Operations

International Operations include the results of our Australian holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and operating subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, collectively referred to as PMI Australia; our Irish subsidiaries, PMI Mortgage Insurance Company Limited and TPG Reinsurance Company Limited, collectively referred to as PMI Europe; and PMI’s Hong Kong reinsurance revenues. Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(US Dollars in millions)
Premiums earned	$36.3	$19.4	87%
Losses, expenses and interest	$11.4	$5.7	100%
Net income	$27.0	$14.2	90%

The change in the average foreign exchange rates from the first quarter of 2003 to the first quarter of 2004 favorably impacted our International Operations’ net income by $5.2 million, primarily due to the appreciation in the Australian dollar. This foreign currency translation impact is calculated using the change in the average monthly exchange rates to the current period ending net income in the local currencies.

PMI Australia

The table below sets forth the results of PMI Australia for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	Percentage Change/ Variance
	(US Dollars in millions)
Net premiums written	$35.8	$21.3	68%

Premiums earned	$28.9	$17.3	67%
Net investment income and other	9.5	5.0	90%
Losses and LAE	(0.2)	0.9	—
Underwriting and operating expenses	(9.0)	(5.8)	55%
Income taxes	(8.9)	(5.3)	68%

Net income	$20.3	$12.1	68%

Loss ratio	0.6%	(5.4)%	6.0	pps
Expense ratio	25.1%	27.2%	(2.1	)pps

The increase in PMI Australia’s net income for the first quarter of 2004 compared to the corresponding period in 2003 was due primarily to increases in premiums written and earned. The reported results of PMI Australia were favorably affected by the appreciation of the Australian dollar in 2004. The average USD/AUD currency exchange rate was 0.7651 for the first quarter of 2004 compared to 0.5930 for the first quarter of 2003. The change in the average USD/AUD currency exchange rates from the first quarter of 2003 to the first quarter of 2004 favorably impacted PMI Australia’s net income by $4.6 million. This foreign currency translation impact is calculated using the change in the average monthly exchange rate to the current period ending net income in the local currency.

Premiums written and earned – In addition to currency exchange rate appreciation, the increase in PMI Australia’s net premiums written and premiums earned for the first quarter 2004 over the corresponding period in 2003 were due to increases in NIW and insurance in force. These increases were attributable primarily to the strong mortgage origination market in Australia and New Zealand, as well as a reduction in the number of market participants underwriting mortgage insurance.

Net investment income– In addition to currency exchange rate appreciation, the increase in net investment income in the first quarter of 2004 over the corresponding period in 2003 was due to the growth of PMI Australia’s investment portfolio and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, was $684.6 million at March 31, 2004 compared to $445.8 million at March 31, 2003. The growth was driven by positive cash flows from operations. The pre-tax book yield under U.S. GAAP was 5.7% at March 31, 2004 compared to 5.1% at March 31, 2003.

Losses and LAE – The increase in losses and LAE in the first quarter of 2004 over the corresponding period in 2003 was largely due to a reduction in loss reserves in the first quarter of 2003. See Critical Accounting Policies and Estimates, below. PMI Australia has continued to experience low levels of claim payments and default rates attributable primarily to the current low interest rate environment, low unemployment levels and home value appreciation in Australia and New Zealand. PMI Australia’s default rate at March 31, 2004 was 0.16% compared with 0.24% at March 31, 2003.

Underwriting and operating expenses – The increase in underwriting and operating expenses in the first quarter of 2004 compared with the corresponding period in 2003 was due to increases in payroll and payroll related expenses, primarily due to increased employee head-count, and profit commissions related to captive reinsurance arrangements.

Primary NIW and risk in force – PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(US Dollars in millions)
Flow insurance written	$5,276	$2,915	81%
RMBS insurance written	2,987	1,210	147%

Total primary new insurance written	$8,263	$4,125	100%

	As of March 31, 2003
	2004	2003	Percentage Change
	(US Dollars in millions)
Primary insurance in force	$93,232	$60,227	55%
Primary risk in force	$84,458	$54,749	54%

The increase in primary NIW in the first quarter of 2004 over the corresponding period in 2003 was driven by strong mortgage origination activity in Australia. The increase in primary insurance in force and risk in force in the first quarter of 2004 over the corresponding period in 2003 was attributable to the increased volume of NIW during the past 12 months.

In April 2004, PMI Australia purchased foreign exchange put options for the purpose of hedging against a strengthening U.S. dollar relative to the Australian dollar. These options, with a total pre-tax cost of $1 million, will expire at the end of 2004.

PMI Europe

The following table sets forth the results of PMI Europe for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(US Dollars in millions)
Total revenues	$5.3	$0.9
Other income	1.4	—
Net investment income	2.7	1.2
Losses and LAE	(0.7)	(0.3)
Underwriting and operating expenses	(1.5)	(0.6)
Income taxes	(2.5)	(0.3)

Net income	$4.7	$0.9

The reported results of PMI Europe were favorably affected by the appreciation of the Euro in 2004. The average USD/Euro currency exchange rate was 1.2494 for the first quarter of 2004 compared to 1.0734 for the corresponding period in 2003. The change in the average USD/Euro currency exchange rates from the first quarter of 2003 to the first quarter of 2004 favorably impacted PMI Europe’s net income by $0.7 million. This foreign currency translation impact is calculated using the change in the average monthly exchange rate to the current period ending net income in the local currency.

In addition to currency exchange rate appreciation, the increase in total revenues in the first quarter of 2004 over the corresponding period in 2003 was attributable to an increase in premiums earned. The increase in premiums earned was due to the continued growth of PMI Europe’s portfolio, particularly the acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA. The acquisition was completed on March 29, 2004. The existing agreement between TPG Reinsurance Company Limited, the parent company of PMI Mortgage Insurance Company Limited, to reinsure the R&SA portfolio on a 100% quota share basis was also terminated on March 29, 2004. The portfolio, which consists of U.K. residential mortgage loans originated in 1993 and subsequent years, covers approximately $15 billion of original insured principal balance and $2.3 billion of remaining exposure. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million were unearned premium reserves. R&SA has also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions. Under the terms of the agreement, R&SA and PMI Europe share certain economic benefits if loss performance is better than expected.

PMI Europe’s net investment income includes interest and dividend income from its investment portfolio, gains and losses on currency re-measurement, realized investment gains and losses from investment activity, and currency exchange gains and losses when investments are sold. Interest and dividend income increased to $2.3 million in the first quarter of 2004 from $1.0 million in the corresponding period in 2003, due to the growth of the investment portfolio. PMI Europe’s investment portfolio, including cash and cash equivalents, as of March 31, 2004 was $200.3 million compared to $99.6 million as of March 31, 2003. The growth of the investment portfolio from the previous year was primarily driven by the cash received in connection with the R&SA portfolio acquisition, positive cash flows from operations and the appreciation of the Euro relative to the U.S. dollar. The pre-tax book yield was 4.6% as of March 31, 2004 and 4.8% as of March 31, 2003. PMI

Europe incurred re-measurement gains relating to changes in exchange rates between the British Pound Sterling and the Euro of $0.3 million in the first quarter of 2004 compared to re-measurement losses of $0.4 million in the corresponding period in 2003. PMI Europe incurred net realized investment gains of $0.1 million in the first three months of 2004 compared with $0.6 million in the corresponding period in 2003.

PMI Europe entered into one new credit default swap transaction during the first quarter of 2004. PMI Europe is currently a party to three transactions which were classified as derivatives in accordance with SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. However, initial fair value gains were deferred in accordance with Emerging Issues Task Force (EITF) No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. As of March 31, 2004, $4.7 million of deferred gains related to initial fair value was included in other liabilities and $0.2 million of accretion from deferred gains was included in other income for the first quarter of 2004. Subsequent changes in the value, exclusive of accretion, of derivative contracts resulted in a $1.2 million gain in the first quarter of 2004, which were also included in other income.

Losses and LAE increased in the first quarter of 2004 compared to the corresponding period in 2003 due to increases in reserves for losses and claims. PMI Europe increased its loss reserves in the first quarter of 2004 primarily as a result of additional reserves posted for non-derivative accounted credit default swap transactions. Claims paid totaled $0.5 million in the first quarter of 2004; no claims were paid in the first quarter of 2003.

The increase in underwriting and operating expenses in the first quarter of 2004 compared with the corresponding period in 2003 was due primarily to an increase in staff and costs associated with expansion efforts.

As of March 31, 2004, PMI Europe had assumed $3.0 billion of risk on $25.0 billion of mortgages on properties in the United Kingdom and $0.3 billion of risk on $8.7 billion of mortgages on properties in Germany. As of March 31, 2004, PMI Europe had assumed first loss default risk (including the R&SA acquired portfolio) on $2.4 billion in the United Kingdom and Germany.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(US Dollars in millions)
Gross reinsurance premiums written	$1.8	$0.9	100%
Reinsurance premiums earned	$2.0	$1.3	54%

PMI’s Hong Kong branch reinsures mortgage risk for the Hong Kong Mortgage Corporation. The increases in gross reinsurance premiums written and reinsurance premiums earned in the first quarter of 2004 over the corresponding period in 2003 were due primarily to an increase in mortgage origination activity in Hong Kong.

Financial Guaranty

The following table sets forth the results of PMI’s financial guaranty segment for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Equity in earnings from:
FGIC	$13,613	$—
RAM Re	1,315	261

Total equity earnings	14,928	261
Income taxes	1,413	91

Net income	$13,515	$170

We completed our acquisition of a 42% ownership interest in FGIC in December 2003; therefore, no equity in earnings from FGIC are presented for the first quarter of 2003. The increase in equity in earnings from RAM Re was largely due to an increase in premiums earned, a decrease in its provisions for losses in the first quarter of 2004, and an increase in investment income.

Other

The results of our Other segment include: other income and related operating expenses of MSC; investment income, interest expense and corporate overhead of The PMI Group; the results of Commercial Loans Insurance Co. and WMAC Credit Insurance Corporation; equity in earnings from Fairbanks; and the results from discontinued operations of APTIC. Our Other segment results are summarized as follows:

	Three Months Ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Equity in earnings from unconsolidated strategic investments	$0.8	$5.7	(86)%
Other income	$7.2	$10.5	(31)%
Other operating expenses	$(17.3)	$(17.5)	(1)%
Income from discontinued operations—APTIC	$3.8	$3.0	27%
Gain on sale of discontinued operations, net of income taxes	$30.1	$—	—
Net income	$25.4	$3.3	670%

The increase in net income in the first quarter of 2004 over the corresponding period in 2003 was primarily due to the gain from our sale of APTIC, which closed in March 2004.

The decrease in equity earnings of unconsolidated strategic investments in the first quarter of 2004 compared to the corresponding period in 2003 was due primarily to a decrease in equity in earnings from Fairbanks. Equity in earnings from Fairbanks was $0.3 million in the first quarter of 2004 compared to $7.1 million in the corresponding period in 2003. This decrease was primarily due to a decrease in servicing fee income. Effective January 1, 2004, we changed the reporting of Fairbanks from a one-month lag basis to a current month basis. In the first quarter of 2004, we recorded a reduction of $4.8 million, net of tax, to retained earnings representing the proportionate share of Fairbanks’ results for December 2003 due to the elimination of the one-month lag. This reduction was largely the result of expenses incurred by Fairbanks in December 2003 associated with the closure of one of Fairbanks’ loan servicing facilities as well as litigation settlement and legal expenses.

As a result of rating agency downgrades in 2003, Fairbanks Capital Corporation, or Fairbanks Capital, lost its qualification to be named as a primary servicer on residential mortgage-backed securities, or RMBS, transactions rated by Moody’s Investors Service, or Moody’s, or Standard & Poor’s Rating Service, or S&P. On April 28, 2004, Moody’s raised Fairbanks Capital’s service ratings from “below average” to “average.” On May 7, 2004, S&P raised Fairbanks Capital’s servicer ratings from “below average” to “average.” As a result, Fairbanks Capital has regained its qualification to be named as primary servicer on future RMBS transactions rated by S&P, Moody’s and/or Fitch Ratings. We regularly evaluate our investment balance in Fairbanks for other-than-temporary impairment in accordance with GAAP. (See Critical Accounting Policies and Estimates – Impairment Analysis of Investments in Unconsolidated Subsidiaries.)

Fairbanks Capital’s servicing practices have been the subject of investigations by the Federal Trade Commission, or FTC, the Department of Housing and Urban Development, or HUD, and the Department of Justice, as well as putative state and national class actions. In December 2003, the United States District Court for the District of Massachusetts granted preliminary approval to a nationwide settlement that would fully and finally resolve the investigations by the FTC and HUD, as well as the claims raised in approximately 30 class actions. The FTC and HUD settlement provides for the implementation of a $40 million redress fund and certain changes to Fairbanks Capital’s servicing practices. We have guaranteed approximately two-thirds of Fairbanks’ obligations under a $30.7 million letter of credit, which may be drawn upon by the FTC as security for a portion of the redress fund as part of the settlement. In addition, the FTC and HUD settlement is contingent upon the court granting final approval of the related class action settlement. In addition to the $40 million redress fund provided for in the FTC and HUD settlement, the class action settlement provides for a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, a stipulation regarding Fairbanks’ future operations, and the payment by Fairbanks of attorneys fees. If the class action settlement is effected, the settlement will include a release of PMI. The court has scheduled a hearing on May 12, 2004 to determine whether to grant final approval of the class action settlement. (See Part II–Other Information, Item 1. Legal Proceedings.)

Regulatory agencies in six states in which Fairbanks Capital does a significant amount of business have indicated that, notwithstanding the settlement by Fairbanks with the FTC and HUD, they intend to require Fairbanks Capital to refund to consumers in their respective states amounts that they allege Fairbanks Capital had improperly collected and to enter into consent decrees regulating various aspects of Fairbanks Capital’s business. In addition, Fairbanks has entered into consent orders with the States of Florida and Maryland under which it has agreed to change certain of its practices and refund certain amounts to borrowers in those states. Other states could also seek to require such refunds or consent orders.

Other income, which was generated by MSC, decreased in the first quarter of 2004 over the corresponding period of 2003, primarily driven by a decline in contract underwriting activity related to lower mortgage origination and refinance volume.

Other operating expenses, which were incurred by MSC and The PMI Group, remained flat in the first quarter of 2004 compared to the first quarter of 2003 primarily as the result of an approximately $3 million decrease in contract underwriting expense allocation offset by an increase of approximately $3 million in interest expense relating to monthly interest on our equity units issued in November 2003.

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

Dividends

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Under Arizona law, PMI would be able to pay dividends of approximately $51.9 million in 2004 in the second half of 2004 without the prior permission of the Arizona Department of Insurance. PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate. In particular, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. PMI’s risk-to-capital ratio was 8.8 as of March 31, 2004. APTIC paid $13 million in dividends to The PMI Group in the first quarter of 2004 prior to our sale of the company.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC Corporation is subject to commitments to the department that it will prevent FGIC from paying any dividends for a period of two years from the date of the acquisition, or December 18, 2005, without the prior written consent of the department.

In addition, so long as FGIC Corporation has outstanding any senior preferred stock or class B common stock issued upon conversion of that preferred stock, FGIC Corporation’s certificate of incorporation generally prohibits the payment of dividends or other payments on any of FGIC Corporation’s capital stock, except the senior preferred stock, without the consent of the holder of two-thirds of the outstanding shares of that preferred stock (or the class B common stock issued upon conversion of that preferred stock). This restriction does not apply to cash dividends declared and paid on the class A common stock after the ninth anniversary of the closing of the FGIC Corporation investment, or December 18, 2012, provided that those dividends are paid from retained earnings in excess of the amount of FGIC Corporation’s retained earnings on the closing date of such investment, the amount of the dividends in any fiscal year does not exceed one-third of one percent of FGIC Corporation’s stockholders’ equity, and equivalent dividends are paid on the class B common stock.

The stockholders agreement between The PMI Group and the other investors in FGIC Corporation also restricts the payment of dividends by FGIC Corporation. The stockholders agreement provides that FGIC Corporation will not declare or pay cash dividends to holders of its common stock prior to the earlier of the fifth anniversary of the closing of the investment and the completion of the first underwritten public offering of FGIC Corporation’s common stock, and, in any event, that such dividends will not be paid prior to the redemption of FGIC Corporation’s senior preferred stock and class B common stock. FGIC Corporation is further restricted in its ability to pay dividends by the terms of its 6% senior notes, due 2034.

Consolidated Investment Portfolio

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At March 31, 2004, the fair value of these securities in our consolidated investment portfolio increased to $3.1 billion from $2.8 billion at December 31, 2003. The increase was primarily the result of positive cash flows from consolidated operations, our common stock and equity units offerings in the fourth quarter of 2003 and unrealized gains in our portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, U.S. and foreign government bonds and corporate bonds. In accordance with SFAS No. 115, our entire investment portfolio is designated as available-for-sale and reported at fair value, and the change in fair value is recorded in accumulated other comprehensive income.

The following table summarizes our consolidated investment portfolio as of March 31, 2004 and December 31, 2003:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
March 31, 2004
Fixed income securities	$2,612,570	$160,181	$(2,714)	$2,770,037
Equity securities:
Common stocks	92,963	25,045	(694)	117,314
Preferred stocks	105,795	5,577	(85)	111,287

Total equity securities	198,758	30,622	(779)	228,601
Short-term investments	121,916	3,339	—	125,255

Total investments	$2,933,244	$194,142	$(3,493)	$3,123,893

December 31, 2003
Fixed income securities	$2,419,456	$138,778	$(4,050)	$2,554,184
Equity securities:
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

Net Investment Income

The components of net investment income are presented in the following table.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Fixed income securities	$35,593	$30,208
Equity securities	2,353	1,729
Short-term investments	2,726	1,165

Investment income before expenses	40,672	33,102
Investment expenses	(631)	(47)

Net Investment income	$40,041	$33,055

Net investment income increased in the first quarter of 2004 over the first quarter of 2003 primarily due to growth in our investment portfolio. Our pre-tax book yield was 5.0% at March 31, 2004, down from 5.4% at December 31, 2003. The decrease reflects the lower interest rate environment.

Debt and Equity Financing

We are currently negotiating a credit facility in the range of $100 million to $150 million to be available for general corporate purposes.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of March 31, 2004, our consolidated shareholders’ equity was $2.9 billion. Our long-term debt outstanding at March 31, 2004 was $819.5 million, consisting of the following:

•	$360.0 million in principal amount of 2.50% Senior Convertible Debentures due July 15, 2021 issued by The PMI Group;

•	$62.9 million in principal amount of 6.75% Notes due November 15, 2006 issued by The PMI Group;

•	$51.6 million in 8.309% subordinated debentures due February 1, 2027 issued to an unconsolidated subsidiary trust of The PMI Group; and

•	$345 million in principal amount of senior notes, maturing on November 15, 2008, with a coupon currently at 3% per annum.

The senior notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,032,100 shares of common stock for an aggregate purchase price of $345 million. Contract adjustment payments will be made on the stated value of the equity units at a rate of 2.875% per annum. Also in November 2003, we issued 5,750,000 shares of our common stock for an aggregate purchase price of approximately $220 million. As a result of the increase in our aggregate indebtedness upon completion of these recent transactions, our ability to issue significant amounts of additional indebtedness, while maintaining The PMI Group’s senior debt ratings and outlook as well as PMI’s financial strength ratings and outlook, is more limited. Accordingly, we do not anticipate effecting significant additional debt financings in the near term except the proposed credit facility described above.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2004, 2006, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common stock over a specified period, provided that the shares of common stock to be issued are registered under the Securities Act, if required. If the holders were to require us to repurchase the debentures on July 15, 2004, we believe we presently have sufficient resources to fund such a repurchase.

Uses of Funds

The PMI Group’s principal uses of funds are payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $425.5 million at March 31, 2004, compared to $307.9 million at December 31, 2003. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy, and rating agency considerations. It is our present intention to maintain between $75 million to $100 million of liquidity at our holding company for rating agency purposes. We believe that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.

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

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries, investment income derived from our investment portfolios and debt and equity financings by The PMI Group as described above. We believe that we have sufficient cash to meet our short- and medium-term obligations.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $163.1 million in the first quarter of 2004 compared to $120.1 million in the first quarter of 2003. This increase is primarily related to the timing of the payment of the tax liability generated by the gain on sale of APTIC as well as increases in various current liabilities.

Consolidated cash flows used in investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries, and capital expenditures, was $195.4 million in the first quarter of 2004 and $160.3 million in the first quarter of 2003. This increase was due primarily to the purchase of additional investments, partially funded by proceeds from the sale of APTIC.

Consolidated cash flows generated by financing activities, including proceeds from the issuance equity relating to Company benefit plans, purchase of treasury stock and dividends paid to shareholders, was $8.0 million in the first quarter of 2004 compared to $(18.2) million in the first quarter of 2003. The variance was due primarily to our repurchase of treasury stock in the first quarter of 2003.

Commitments and Contingencies

Our contractual obligations include long-term debt, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. As of March 31, 2004, CMG’s risk-to-capital ratio was 13.0 compared to 13.4 as of December 31, 2003.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•	S&P has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A+” and a preferred stock rating of “A-”; has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA+;” and has assigned PMI Australia and PMI Europe financial strength ratings of “AA.” S&P’s outlook with respect to these ratings is negative.

•	Fitch Ratings, or Fitch, has assigned The PMI Group “A+” long-term issuer and senior debt ratings; has assigned PMI Mortgage Insurance Co. a “AA+” insurer financial strength rating; has assigned PMI Australia and PMI Europe insurer financial strength ratings of “AA;” and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A+” capital securities rating. Fitch’s rating outlook is stable with respect to these ratings.

•	Moody’s has assigned a “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and the 5.875% equity units; has assigned PMI Mortgage Insurance Co. a “Aa2” (stable outlook) insurance financial strength rating; has assigned PMI Australia a “Aa3” (positive outlook) insurance financial strength rating; and has assigned PMI Europe a “Aa3” (stable outlook) insurance financial strength rating.

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

Any decrease in our ratings could also negatively impact PMI Australia’s and PMI Europe’s ratings, which could place them at a competitive disadvantage.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in regulatory conditions that may affect demand for mortgage insurance, competition, the need for us to make capital contributions to our subsidiaries and underwriting and investment losses. We are reviewed at least annually by the rating agencies as part of their normal review process. We expect that S&P will complete its annual review in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe that the following critical accounting policies involved significant judgments and estimates used in the preparation of our financial statements.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss reserve model is assigned different weightings based upon actual claims experience in prior years to project the current liability. Our best estimate was approximately the midpoint of our actuarially determined range of losses at March 31, 2004. Changes in loss reserves can materially affect our consolidated net income. The process of reserving losses requires us to forecast the interest rate and the housing market environments, which are highly uncertain and requires significant management judgment. In addition, different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of March 31, 2004 on a segment and consolidated basis:

	As of March 31, 2004
	Low	High	Recorded
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$299.8	$375.5	$334.3
International Operations	20.5	23.1	22.7

Consolidated loss and LAE reserves, gross of reinsurance recoverable	$320.3	$398.6	$357.0

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of March 31, 2004, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $299.8 million to $375.5 million. As of March 31, 2004, PMI’s reserves for losses and LAE were $334.3 million (gross of reinsurance recoverable), which represented our best estimate and approximately the midpoint of the actuarial range of loss. We believe the amount recorded represents the most likely outcome within the actuarial range.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and recovery experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. With respect to PMI’s reserves at March 31, 2004, our recording of $334.3 million, the approximate mid-point of the actuarial range, was influenced by our belief that PMI’s number of delinquencies, average claim rate and average claim size are currently less volatile relative to prior periods.

Our current recorded loss reserve balance represents an increase of $9.0 million from PMI’s reserve balance of $325.3 million at December 31, 2003. Our increase to the reserve balance at March 31, 2004 was due primarily to expected higher proportions of delinquencies developing into claims partially offset by a decrease in reported delinquencies.

The following table provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the first quarters of 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Balance at January 1,	$325,262	$315,718
Reinsurance recoverable	(3,275)	(3,846)

Net beginning balance	321,987	311,872
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	60,841	49,857
Prior years	(1,885)	(2,403)

Total incurred	58,956	47,454
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	(26)
Prior years	(49,572)	(42,559)

Total payments	(49,572)	(42,585)

Net ending balance	331,371	316,741
Reinsurance recoverable	2,881	3,664

Balance at March 31,	$334,252	$320,405

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $49.6 million and $42.6 million for the three months ended March 31, 2004 and 2003, respectively, reflect actual amounts paid during the period presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $59.0 million and $47.5 million for the three months ended March 31, 2004 and 2003, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to estimation. Within the total losses and LAE incurred line item are reductions to losses incurred related to prior periods of $1.9 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. By setting out losses and LAE incurred by accident year, the table below breaks down the first quarters ended March 31, 2004 and 2003 reductions in reserves by particular accident years.

	Losses and LAE Incurred				Change in Incurred
Accident Year	March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002	2004 vs. 2003	2003 vs. 2002
	(Dollars in millions)
1998 and Prior	$—	$—	$—	$—	$(0.1)	$1.3
1999	69.3	69.4	69.8	70.0	(0.1)	(0.2)
2000	102.6	103.6	101.0	101.4	(1.0)	(0.4)
2001	182.0	183.7	160.0	157.0	(1.7)	3.0
2002	204.8	204.1	228.9	235.0	0.7	(6.1)
2003	218.6	218.3	49.9	—	0.3	—
2004	60.8	—	—	—	—	—

					$(1.9)	$(2.4)

The $1.9 million and $2.4 million in reductions in losses and LAE incurred related to prior years for the first quarter of 2004 and first quarter of 2003, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $2.4 million reduction in prior years’ reserves in the first quarter of 2003 compared to the first quarter of 2002 was due primarily to our reallocation of reserves predominantly between the accident years 2002 and 2001.

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, claims handling expenses and net expected future claim recoveries. These assumptions are evaluated in light of the same factors used by PMI. As of March 31, 2004, the actuarial range for PMI Australia’s reserves for losses and LAE ranged from $8.2 million to $10.8 million. As of March 31, 2004, PMI Australia’s reserves for losses and LAE were $10.4 million, which represented our best estimate and an increase of $0.2 million from PMI Australia’s reserve balance of $10.2 million at December 31, 2003. The $0.2 million increase in PMI Australia’s reserves for losses and LAE since December 31, 2003 was due primarily to currency translation loss as a result of the strengthening Australian dollar. We recorded reserves in Australia of $10.4 million, at the high end of the actuarial range of loss, in light of the factors described above and were also influenced by Australian insurance regulations requiring higher confidence levels for reserve balances and our belief that the recent low loss rates experienced by PMI Australia may be unsustainable in the future.

PMI Europe’s loss reserves at March 31, 2004 were $12.3 million compared to $12.1 million at December 31, 2003. Currently we do not determine an actuarial range of loss for PMI Europe’s loss reserves. As we accumulate additional loss data related to the acquired portfolio, we anticipate determining an actuarial range of loss. We establish PMI Europe’s loss reserves for credit default swap transactions consummated before July 1, 2003, primary insurance and excess-of-loss reinsurance. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through a derivative accounting treatment in accordance with SFAS No. 149. PMI Europe’s loss reserving methodology contains three components: case reserves, IBNR reserves, and reserves on risk-remote positions. Case and IBNR reserves are based upon PMI Europe’s estimation of incurred loss. Reserves on risk-remote positions are based on the assumption that even in transactions where the likelihood of loss to PMI Europe is remote, a series of such transactions represent an increased likelihood that some small percentage of these transactions may experience losses. Therefore, PMI Europe has calculated reserves on risk-remote positions based upon historical bond default rates at the corresponding rating levels.

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and loss adjustment expenses for the first quarters of 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Balance at January 1,	$21,674	$17,848
Reinsurance recoverable	—	(578)

Net beginning balance	21,674	17,270
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	6,211	9,050
Prior years	(5,347)	(9,711)

Total incurred	864	(661)
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(281)	—
Prior years	(162)	(1,000)

Total payments	(443)	(1,000)
Foreign currency translations	(313)	1,668

Net ending balance	21,782	17,277
Reinsurance recoverable	951	482

Balance at March 31,	$22,733	$17,759

The decrease of $5.3 million and $9.7 million reductions in losses and LAE incurred relating to prior years in the first quarter of 2004 and 2003, respectively, were primarily the result of a higher reduction in PMI Australia’s loss reserves in the first quarter of 2003 combined with the favorable development of actual claim amounts and adjustments to ultimate claim rates in both 2003 and 2004.

Investments

Other-Than-Temporary Impairment – We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six months;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholder’s equity. If we believe the decline is “other-than-temporary,” we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. There was no other-than-temporary decline in the fair value of the investment portfolio in the first quarter of 2004, compared to $0.1 million in the first quarter of 2003.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004:

	Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities
Municipal bonds	$66,118	$(1,176)	$66,118	$(1,176)
Foreign governments	107,262	(803)	107,262	(803)
Corporate bonds	104,182	(734)	104,182	(734)
U.S. government and agencies	93	(1)	93	(1)

Total fixed income securities	277,655	(2,714)	277,655	(2,714)
Equity Securities
Common stocks	10,502	(694)	10,502	(694)
Preferred stocks	7,293	(85)	7,293	(85)

Total equity securities	17,795	(779)	17,795	(779)

Total	$295,450	$(3,493)	$295,450	$(3,493)

We have determined that there was no other than temporary impairment in our consolidated investment portfolio as of March 31, 2004. Unrealized losses in the fixed income portfolio are primarily due to interest rate fluctuations during the period and as such do not qualify for other-than-temporary impairment as we have the ability to hold until maturity. The remaining unrealized losses do not meet the criteria established in our policy for determining other-than-temporary impairment and as such are not considered impaired.

Impairment Analysis of Investments in Unconsolidated Subsidiaries

Periodically, or as events dictate, we evaluate potential impairment of our investments in unconsolidated subsidiaries. Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of our ownership interests of unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

As of March 31, 2004, our total investments in Fairbanks totaled $136.7 million, consisting of $110.7 million book value of our equity investment and $26.0 million of related party receivables. We evaluated these investments as of March 31, 2004 and determined that there was no other-than-temporary decline in the carrying value. We have considered all factors affecting the value of our investment both positive and negative during the quarter, including the recent servicer ratings upgrades by Moody’s and S&P. Accordingly, we have not recognized an impairment charge with respect to our total investment in Fairbanks. We will continue to evaluate our investment balance in Fairbanks for potential impairment in accordance with GAAP.

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

We could be affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of March 31, 2004, 9% of PMI’s primary risk in force was located in California, 9% was located in Florida and 7% was located in Texas. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas of the U.S. As of March 31, 2004, approximately 16% of PMI’s policies in force related to loans located in Wisconsin, Michigan, Illinois, Indiana and Ohio. Collectively these states have experienced higher default rates in the first quarter of 2004 than other regions of the U.S.

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

In our experience, mortgage loans with high loan-to-value ratios have higher claims frequency rates than mortgages with lower loan-to-value ratios. At March 31, 2004, approximately 54% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90%. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made.

Also as of March 31, 2004, approximately 10% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole. We cannot be sure that the premiums that PMI charges will adequately offset the associated risk of higher loan-to-value loans and ARMs.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies. PMI’s primary bulk loans that result in claims generally reach claims status more quickly than primary flow loans. As of March 31, 2004, approximately 93% of PMI’s primary risk in force was written after December 31, 1998 and 76% was written after December 31, 2001. Accordingly, a significant majority of PMI’s primary portfolio is in, or approaching, its peak claim years. We believe PMI’s loss experience may increase as PMI’s policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations would be harmed.

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

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program under which certain mortgage lenders may determine whether mortgage loans meet PMI’s program guidelines and commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, PMI generally may not refuse, except in limited circumstances, to insure, or rescind coverage on, that loan even if it reevaluates that loan’s risk profile and determines the risk profile to be unacceptable or the lender fails to follow PMI’s delegated underwriting guidelines.

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

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Federal Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business.

Congress is currently considering proposed legislation relating to the regulatory oversight of the GSEs, as well as their affordable housing initiatives. Under the proposed legislation, regulatory oversight of the GSEs would be conducted by a new federal agency with authority over the GSEs’ products and marketing activities, the GSEs’ minimum capital standards as well as their risk-based capital requirements; and the affordable housing requirements and powers of the GSEs would be greatly expanded. We do not know what form, if any, such legislation will take or, if it will be enacted, or its impact, if any, on our financial condition and results of operations.

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

Through their various origination channels, PMI’s top ten customers accounted for approximately 42% of PMI’s premiums earned in the first quarter of 2004. A single customer represented 12% of PMI’s earned premiums for the quarter ended March 31, 2004. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary and modified pool insurance) with a limited number of customers. The loss of a significant customer could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

PMI could lose premium revenue if the GSEs reduce the level of private mortgage insurance coverage required for low down payment mortgages or reduce their need for mortgage insurance.

The GSEs are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of home loans from lenders or investors. The GSEs offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. In the past Freddie Mac and Fannie Mae have indicated their intent to reduce their use or required level of mortgage insurance. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, or if the GSEs further reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenue would decline and our consolidated financial condition and results of operations could suffer.

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

We received notices of assessment from the California Franchise Tax Board, or FTB, for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. As of March 31, 2004, we had $4.7 million of reserve relating to the assessments for the years 1997 through 2000. We could be subject to additional assessments relating to years after 2000. We have not reserved amounts for years after 2000. While we are protesting the assessments we have received, we cannot provide assurance as to the ultimate outcome of this matter.

An adverse outcome of litigation against PMI could harm our consolidated financial position and results of operations.

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at less than PMI’s “best available rate”. The action alleges violations of the federal Fair Credit Reporting Act and seeks, among other things, damages and declaratory and injunctive relief. PMI intends to vigorously defend the claims. However, we cannot be sure that the outcome of the litigation or any similar litigation will not materially affect our consolidated financial position or results of operations.

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

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates, and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation. Future legislative or regulatory changes could adversely affect PMI Australia. PMI Australia’s primary regulator, the Australian Prudential Regulatory Authority, or APRA, is considering, and has sought comment on, a proposal to eliminate the requirement that mortgage insurance companies be mono-line insurers. If adopted, this proposal could facilitate the entry of new competitors in the Australian mortgage insurance market. APRA is also considering whether to increase the capital requirements for mortgage insurance companies.

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

We have made significant investments in the equity securities of several privately-held companies, including FGIC Corporation, the parent of FGIC, a financial guaranty insurer, Fairbanks, the parent of Fairbanks Capital, a third-party servicer of single-family residential mortgages, and RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re, a financial guaranty reinsurance company based in Bermuda.

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

Fairbanks Capital’s servicing practices have been the subject of investigations by the FTC, HUD and the Department of Justice, as well as putative state and national class action lawsuits. In December 2003, the United States District Court for the District of Massachusetts granted preliminary approval to a nationwide settlement that would fully and finally resolve the investigations by the FTC and HUD, as well as the claims raised in approximately 30 putative class action lawsuits. The FTC and HUD settlement provides for the implementation of a $40 million redress fund and certain changes to Fairbanks Capital’s servicing practices. We have guaranteed approximately two-thirds of Fairbanks’ obligations under a $30.7 million letter of credit, which may be drawn upon by the FTC as security for a portion of the redress fund as part of the settlement. In addition, the FTC and HUD settlement is contingent upon the court granting final approval of the related class action settlement. In addition to the $40 million redress fund provided for in the FTC and HUD settlement, the class action settlement provides for a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, a stipulation regarding Fairbanks’s future operations, and the payment by Fairbanks of attorneys fees. If the FTC, HUD and class action settlements become effective, the settlements will include releases of PMI.

The court has scheduled a hearing on May 12, 2004 to determine whether to grant final approval of the class action settlement. At the hearing, the court will consider objections that have been filed by class members challenging various aspects of the settlement, including the amount and allocation of remedies, the scope of the class and release, and the attorney fees. If the court grants final approval of the class action settlement and enters judgment accordingly, the FTC and HUD settlement becomes effective five days thereafter. The effective date of the FTC and HUD settlement will not be delayed or affected by any objector’s appeal of the final judgment of the district court approving the class action settlement. Once the FTC and HUD settlement becomes effective, the FTC may draw upon the letter of credit, and Fairbanks would not be able to recover the amounts payable to the FTC for the redress fund even if the court of appeals ultimately reversed the district court’s final approval of the class action settlement. If the district court denies final approval of the class action settlement, then the FTC and HUD settlement does not become effective, and the FTC will return any funds paid by Fairbanks and the letter of credit, less administrative costs and expenses. If the class action settlement does not become effective, we could be a defendant in several actions relating to Fairbanks Capital’s practices. With the exception of two consolidated actions in California that have been stayed pending the class action settlement, the claims against us in various actions have either been dismissed without prejudice or have been dismissed as part of a settlement of the action by Fairbanks. In addition, if the FTC and HUD settlement does not become effective and the FTC files an enforcement action against Fairbanks, it might also name us in such a proceeding. We expect the district court to issue an order within a month after the May 12, 2004 hearing. The FTC and HUD settlement will become effective upon the entering of an order granting approval of the class action settlement.

In June 2003, Fannie Mae found certain business practices at Fairbanks Capital to be out of compliance with a servicing agreement between the parties. Fairbanks Capital and Fannie Mae have agreed that Fairbanks Capital will not service any new Fannie Mae-owned loans without the approval of Fannie Mae. However, since June 2003, Fannie Mae has continually renewed Fairbanks Capital’s right to service new Fannie Mae-owned loans, initially on a month to month basis and, more recently, in two month intervals.

Regulatory agencies in six states in which Fairbanks Capital does a significant amount of business have indicated that, notwithstanding the settlement by Fairbanks with the FTC and HUD, they intend to require Fairbanks Capital to refund to consumers in their respective states amounts that they allege Fairbanks Capital had improperly collected and to enter into consent decrees regulating various aspects of Fairbanks Capital’s business. In addition, Fairbanks has entered into a consent order with the States of Florida and Maryland under which it has agreed to change certain of its practices and refund certain amounts to borrowers in those states. Other states could also seek to require such refunds or consent orders. If Fairbanks is unable to resolve the issues with the state regulatory agencies, those regulatory agencies may bring administrative or other actions against Fairbanks or Fairbanks Capital seeking to change its business practices, require refunds and, potentially, monetary penalties or revocation of Fairbanks Capital’s license to conduct its business in such states.

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

As of March 31, 2004, our total investment balance in Fairbanks was approximately $136.7 million, consisting of approximately $110.7 million book value of equity investment and approximately $26.0 million in subordinated participation interests and advances to Fairbanks. In addition, we have guaranteed approximately two-thirds of any of Fairbanks’ obligations under a $30.7 million letter of credit related to the pending settlement with the FTC and HUD. Our total investment could become impaired or uncollectible as a result of the risks involving Fairbanks, which would harm our consolidated financial condition and results of operations. We have evaluated our total investment in Fairbanks as of March 31, 2004 and have not recognized an impairment charge with respect to our investment. Developments with respect to regulatory and litigation matters involving Fairbanks, Fairbanks Capital’s ratings, Fairbanks Capital’s credit facilities and Fairbanks’ business prospects generally could require us to recognize an impairment charge with respect to our investment in Fairbanks in the future.

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

As a result of ratings downgrades by S&P, Moody’s and Fitch in 2003, Fairbanks Capital lost its qualification to be named as a primary servicer on residential mortgage-backed securities, or RMBS, transactions rated by Moody’s or S&P. An upgrade by Moody’s on April 28, 2004 and S&P on May 7, 2004 from “below average” to “average” qualifies Fairbanks to be named as a primary servicer on RMBS transactions rated by S&P, Moody’s and/or Fitch. Future negative rating agency actions could negatively impact Fairbanks and could have a material adverse effect on Fairbanks. Fairbanks has a very limited number of customers and losses in Fairbanks’ customer base due to rating agency actions or otherwise could have an adverse effect on Fairbanks and our investment in Fairbanks.

Fairbanks Capital is highly leveraged and, if it were to lose access to, or default on, its debt facilities, Fairbanks might be unable to fund its operations or pay its debts as they come due.

Fairbanks Capital is highly leveraged and dependent upon debt facilities with lenders to make servicing and delinquency advances in the regular course of its business, and for other business purposes. Fairbanks’ credit facilities mature on September 30, 2004. If Fairbanks Capital were to lose access to debt facilities for any reason, Fairbanks Capital would be unable to continue funding its operations or pay its debts as they become due. In addition, an event of default under one or more of Fairbanks Capital’s significant debt facilities could accelerate Fairbanks Capital’s obligation to repay amounts outstanding under its debt facilities and could cause Fairbanks Capital to lose access to funding, either of which could prevent Fairbanks Capital from continuing to operate. If Fairbanks Capital were to cease operations, the value of our investment in Fairbanks would be seriously harmed and we might be required to write off our entire investment in Fairbanks.

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

We expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business. Accordingly, we will be subject to all the risks and uncertainties associated with that business. In addition, FGIC has historically operated its financial guaranty business principally in one market segment—municipal finance. We currently expect that FGIC will expand its business lines and products into other markets and asset classes that historically have experienced higher default rates than municipal finance. The risks and uncertainties to which we will be exposed as a result of the FGIC acquisition include the following, among others:

•	The ability of a triple-A rated financial guarantor to compete is heavily dependent on maintaining such ratings. We cannot be sure that FGIC will be able to maintain its ratings. FGIC’s ability to compete with other triple-A rated financial guarantors and otherwise to engage in its business as currently conducted, and FGIC Corporation’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in FGIC’s ratings or the announcement of a potential reduction or change in outlook.

•	FGIC is subject to extensive competition. We cannot be sure that FGIC will be able to continue to compete effectively in its current markets or in any markets or asset classes into which it expands.

•	The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or municipal or asset-backed obligations or markets, including changes in tax laws, could adversely affect FGIC’s business.

•	FGIC establishes specific reserves for the net present value of estimated losses on particular insured obligations when, in management’s opinion, the likelihood of a future loss is probable and the amount of the ultimate loss that FGIC expects to incur can be reasonably estimated. FGIC also establishes reserves to cover those impaired credits on its credit watch list. These latter reserves are designed to recognize the potential for claims on credits that have migrated to an impaired level where there is an increased probability of payment default, but that are not presently or imminently in payment default. Although FGIC’s loss reserves are regularly reviewed and updated, they are necessarily based on estimates and subjective judgments about the outcome of future events. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established.

•	Demand for financial guaranty insurance is dependent upon many factors beyond FGIC’s control, including interest rate fluctuations, availability of alternative structures and market acceptance of financial guaranty products.

•	Any expansion by FGIC into other markets and other asset classes will entail risks associated with engaging in new business lines, including, among others, the challenges in attracting and retaining employees with relevant experience and establishing name recognition in new markets and obtaining new experience in those markets and asset classes, as well as the risk that FGIC may not appropriately price insurance written in new business lines to compensate for the associated risk.

•	Terrorism and other hostilities may adversely impact the ratings of specific obligations insured by FGIC, and could lead to a significantly higher rate of default for those obligations.

•	FGIC’s insurance portfolio contains concentrations of sellers, servicers and obligors, some of which are significant. An adverse event with respect to one or more of these concentrations could result in disproportionate and significant losses to FGIC.

•	As of March 31, 2004, approximately 9% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than $200 million of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2004, our investment portfolio was $3.1 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2004, 89% of our investments were long-term fixed income securities, including municipal bonds, U.S. and foreign government bonds and corporate bonds. As interest rates fall the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value net of related income taxes on our investment securities based upon specified changes in interest rates as of March 31, 2004:

Estimated Increase (Decrease) in Fair Value
Dollars in thousands)
300 basis point rise	$(415,802)
200 basis point rise	(283,334)
100 basis point rise	(139,027)
100 basis point decline	113,103
200 basis point decline	218,688
300 basis point decline	326,311

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates. The effective duration of our consolidated fixed-income investment portfolio was 4.3 years at March 31, 2004, and we do not expect to recognize any adverse impact to our consolidated net income or cash flows based on the above projection.

As of March 31, 2004, $684.6 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.7662 U.S. dollars at March 31, 2004 compared to 0.7520 at December 31, 2003. As of March 31, 2004, $200.3 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The value of the Euro depreciated slightly relative to the U.S. dollar to 1.2316 U.S. dollars at March 31, 2004 compared to 1.2595 at December 31, 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fairbanks Capital’s servicing practices have been the subject of investigations by the FTC, HUD and the Department of Justice, as well as putative state and national class action lawsuits. In December 2003, the United States District Court for the District of Massachusetts granted preliminary approval to a nationwide settlement that would fully and finally resolve the investigations by the FTC and HUD, as well as the claims raised in approximately 30 putative class action lawsuits. (Curry v. Fairbanks Capital Corp. and United States v. Fairbanks Capital Corp., Civil Action Nos. 03-10895-DPW and 03-12219-DPW). The FTC and HUD settlement provides for the implementation of a $40 million redress fund and certain changes to Fairbanks Capital’s servicing practices. We have guaranteed approximately two-thirds of Fairbanks’ obligations under a $30.7 million letter of credit, which may be drawn upon by the FTC as security for a portion of the redress fund as part of the settlement. In addition, the FTC and HUD settlement is contingent upon the court granting final approval of the related class action settlement. In addition to the $40 million redress fund provided for in the FTC and HUD settlement, the class action settlement provides for a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, a stipulation regarding Fairbanks’s future operations, and the payment by Fairbanks of attorneys fees. If the FTC, HUD and class action settlements become effective, the settlements will include releases of PMI.

The court has scheduled a hearing on May 12, 2004 to determine whether to grant final approval of the class action settlement. At the hearing, the court will consider objections that have been filed by class members challenging various aspects of the settlement, including the amount and allocation of remedies, the scope of the class and release, and the attorney fees. If the court grants final approval of the class action settlement and enters judgment accordingly, the FTC and HUD settlement becomes effective five days thereafter. The effective date of the FTC and HUD settlement will not be delayed or affected by any objector’s appeal of the final judgment of the district court approving the class action settlement. Once the FTC and HUD settlement becomes effective, the FTC may draw upon the letter of credit, and Fairbanks would not be able to recover the amounts payable to the FTC for the redress fund even if the court of appeals ultimately reversed the district court’s final approval of the class action settlement. If the district court denies final approval of the class action settlement, then the FTC and HUD settlement does not become effective, and the FTC has the right to return any funds paid by Fairbanks and the letter of credit, less administrative costs and expenses. If the class action settlement does not become effective, we could be a defendant in several actions relating to Fairbanks Capital’s practices. With the exception of two consolidated actions in California that have been stayed pending the class action settlement, the claims against us in various actions have either been dismissed without prejudice or have been dismissed as part of a settlement of the action by Fairbanks. In addition, if the FTC and HUD settlement does not become effective and the FTC files an enforcement action against Fairbanks, it might also name us in such a proceeding. We expect the district court to issue an order within a month after the May 12, 2004 hearing. The FTC and HUD settlement will become effective upon the entering of an order granting approval of the class action settlement.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information regarding the Company’s purchases of its equity securities in the first quarter of 2004.

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2004	—	N/A	—	$100,000,000
February 1 through 29, 2004	—	N/A	—	$100,000,000
March 1 through 31, 2004	—	N/A	—	$100,000,000
Total	—	N/A	—	$100,000,000

(1)	On February 20, 2003, The PMI Group’s Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million. To date, no repurchases have occurred under this authorization. This program does not have an expiration date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibits listed in the accompanying Index to Exhibits is filed as part of this Form 10-Q.

(b)	Reports on Form 8-K:

(i)	On January 20, 2004, we filed with the SEC a report on Form 8-K under Items 2 and 7 relating to the completion of our investor group’s acquisition of Financial Guaranty Insurance Company and FGIC Corporation.

(ii)	On January 27, 2004, we furnished the SEC with a report on Form 8-K under Items 7 and 12 relating to our consolidated financial results for the year ended December 31, 2003.

(iii)	On January 28, 2004, we furnished the SEC, pursuant to Regulation FD, with a report on Form 8-K under Item 9 relating to our guidance for 2004.

(iv)	On May 5, 2004, we furnished the SEC with a report on Form 8-K under Items 7 and 12 relating to our consolidated financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

May 7, 2004	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer

May 7, 2004	/s/ Brian P. Shea
Brian P. Shea
Vice President, Controller and Assistant Secretary Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.38	Letter dated December 6, 2002 from PMI Mortgage Insurance Co. to Donald P. Lofe, Jr.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.