Form 10-Q
period 2004-06-30
PMI GROUP INC
filed 2004-08-06
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 31, 2004	96,065,364

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$187,663	$168,213	$372,965	$344,183
Net investment income	43,622	34,126	83,663	67,180
Equity in earnings of unconsolidated subsidiaries	23,585	5,687	42,683	14,502
Net realized investment gains	68	2,066	1,343	3,356
Other income	9,798	14,351	18,649	25,070

Total revenues	264,736	224,443	519,303	454,291

LOSSES AND EXPENSES
Losses and loss adjustment expenses	56,532	56,179	116,352	102,971
Amortization of deferred policy acquisition costs	21,244	22,043	44,339	43,888
Other underwriting and operating expenses	49,618	47,325	99,938	83,597
Interest expense and distributions on mandatorily redeemable preferred securities	8,822	5,653	17,337	10,688

Total losses and expenses	136,216	131,200	277,966	241,144

Income from continuing operations before income taxes	128,520	93,243	241,337	213,147
Income taxes from continuing operations	31,845	26,910	59,099	60,198

Income from continuing operations after income taxes	96,675	66,333	182,238	152,949

Income from discontinued operations before income taxes (Note 12)	—	4,770	5,756	9,322
Income taxes from discontinued operations	—	1,646	1,958	3,206

Income from discontinued operations after income taxes	—	3,124	3,798	6,116

Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	30,108	—

NET INCOME	$96,675	$69,457	$216,144	$159,065

PER SHARE DATA
Basic:
Continuing operations	$1.01	$0.75	$1.91	$1.72
Discontinued operations	—	0.03	0.04	0.07
Gain on sale of discontinued operations	—	—	0.31	—

Basic net income	$1.01	$0.78	$2.26	$1.79

Diluted:
Continuing operations	$0.99	$0.74	$1.87	$1.70
Discontinued operations	—	0.03	0.04	0.07
Gain on sale of discontinued operations, net	—	—	0.31	—

Diluted net income	$0.99	$0.77	$2.22	$1.77

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale at fair value:
Fixed income securities	$2,750,847	$2,554,184
Equity securities:
Common	117,672	116,728
Preferred	109,725	111,070
Short-term investments	112,198	23,803

Total investments	3,090,442	2,805,785

Cash and cash equivalents	275,522	397,096
Investments in unconsolidated subsidiaries	955,577	937,846
Accrued investment income	44,969	39,187
Deferred policy acquisition costs	91,816	102,074
Premiums receivable	56,055	62,082
Reinsurance receivable and prepaid premiums	42,006	53,524
Reinsurance recoverable	3,737	3,275
Property and equipment, net of accumulated depreciation and amortization	176,047	172,218
Related party receivables	47,831	27,840
Other assets	70,576	75,500
Assets—discontinued operations	—	117,862

Total assets	$4,854,578	$4,794,289

LIABILITIES
Reserve for losses and loss adjustment expenses	$357,028	$346,939
Unearned premiums	460,998	469,001
Long-term debt	819,543	819,543
Reinsurance payable	55,693	57,960
Deferred income taxes	82,850	94,079
Other liabilities and accrued expenses	172,118	178,521
Liabilities—discontinued operations	—	44,217

Total liabilities	1,948,230	2,010,260

Commitments and contingencies (Notes 8 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock—$.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 95,986,511 and 95,161,721 shares outstanding	1,114	1,114
Additional paid-in capital	449,719	441,508
Treasury stock, at cost (15,350,443 and 16,175,233 shares)	(330,359)	(344,195)
Retained earnings	2,641,713	2,437,576
Accumulated other comprehensive income, net of deferred taxes	144,161	248,026

Total shareholders’ equity	2,906,348	2,784,029

Total liabilities and shareholders’ equity	$4,854,578	$4,794,289

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,144	$159,065
Income from discontinued operations, net of income taxes	(3,798)	(6,116)
Gain on sale of discontinued operations, net of income taxes	(30,108)	—

Income from continuing operations	182,238	152,949
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Net realized investment gains	(1,343)	(3,356)
Equity in earnings of unconsolidated subsidiaries	(42,683)	(14,502)
Depreciation and amortization	15,360	12,755
Deferred income taxes	(22,190)	17,198
Changes in:
Accrued investment income	(5,782)	(374)
Deferred policy acquisition costs	10,258	(6,363)
Premiums receivable	6,027	(1,500)
Reinsurance receivable, net of payable	9,251	5,957
Reinsurance recoverable	(462)	(175)
Reserve for losses and loss adjustment expenses	10,089	6,964
Unearned premiums	(8,003)	34,729
Income taxes payable	21,107	1,741
Other	12,268	(28,433)

Net cash provided by operating activities	186,135	177,590

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	343,202	403,530
Proceeds from sales of equity securities	41,695	30,615
Proceeds from investment in affiliates	—	4,429
Proceeds from sale of APTIC	115,063	—
Investment purchases:
Fixed income securities	(609,928)	(401,776)
Equity securities	(41,804)	(35,482)
Net increase in short-term investments	(90,378)	(61,252)
Investments in unconsolidated subsidiaries, net of distributions	(1,023)	(27,526)
Change in related party receivables	(19,991)	(25,836)
Capital expenditures and capitalized software, net of dispositions	(16,328)	(17,595)

Net cash used in continuing operations	(279,492)	(130,893)
Net cash used in discontinued operations	(7,512)	(1,554)

Net cash used in investing activities	(287,004)	(132,447)

CASH FLOW FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(19,719)
Proceeds from issuance of treasury stock	13,775	4,714
Proceeds from repurchase transactions	—	249,030
Repayment of repurchase transactions	—	(249,030)
Tax benefit on stock options	8,272	—
Dividends paid to shareholders	(7,199)	(4,430)

Net cash (used in) provided by financing activities	14,848	(19,435)

Effect of the change in foreign currency translations on cash	(35,553)	63,542
Net decrease in cash and cash equivalents	(121,574)	89,250
Cash and cash equivalents at beginning of period	397,096	203,470

Cash and cash equivalents at end of period	$275,522	$292,720

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest and preferred securities distributions	$15,824	$10,340
Income taxes, net of refunds	$14,866	$18,741
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$711	$595

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries, PMI Mortgage Insurance Co. (“PMI”), an Arizona corporation; American Pioneer Title Insurance Company (“APTIC”), a Florida corporation reported as discontinued operations in the consolidated financial statements and sold by The PMI Group on March 19, 2004; PMI Mortgage Insurance Ltd and PMI Indemnity Limited, the Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively, “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Co. Ltd, the Irish insurance corporations (collectively, “PMI Europe”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

On December 18, 2003, the Company completed its acquisition of a 42% ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (“FGIC”), from General Electric Capital Corporation. The Company also has an equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Servicing”), is a servicer of single-family residential mortgages. Prior to June 30, 2004, SPS was known as Fairbanks Capital Holding Corp. and Select Servicing was known as Fairbanks Capital Corp. The Company also has equity ownership interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business for credit unions; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (“RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has various ownership interests in limited partnerships.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Interim results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

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

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in consolidated shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines that a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s consolidated net income.

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

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and SPS, an unconsolidated majority-owned subsidiary. Investments in equity investees with ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are generally accounted for using the equity method of accounting. The Company reports the equity earnings of FGIC Corporation, SPS and CMG on a current month basis and of RAM Re and the Company’s interests in limited partnerships on a one-quarter lag basis. The reported value of the investments in the Company’s unconsolidated subsidiaries includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

Although the Company’s ownership percentage of SPS exceeds 50%, the Company reports its investment in SPS using the equity method of accounting due to an agreement among the shareholders of SPS limiting the Company’s ability to control the operations of SPS. This treatment is in accordance with guidance provided by Emerging Issues Task Force Issue (“EITF”) No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.

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

The Securities and Exchange Commission (“SEC”) requires public registrants to disclose condensed financial statement information in the consolidated footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the unconsolidated subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, separate financial statements of that unconsolidated subsidiary are required to be included in the registrants’ SEC filings. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test, and accordingly, separate financial statements of FGIC Corporation are not included in this Form 10-Q. As of June 30, 2004, the Company’s equity investees and unconsolidated majority-owned subsidiary exceeded, on an aggregate basis, certain of the 10% tests described above and, accordingly, condensed financial statements on a combined basis are provided in Note 14.

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

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $105.4 million and $92.9 million as of June 30, 2004 and December 31, 2003, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset at such time as the software is ready for its intended use, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $15.4 million and $10.4 million for the six months ended June 30, 2004 and 2003, respectively.

Related Party Receivables—Related party receivables include non-trade receivables from unconsolidated subsidiaries, of which $45.7 million relates to SPS. The largest component of this balance as of June 30, 2004 was approximately $23 million of subordinated participation interests in SPS debt. The participation was part of a debt restructuring completed in the second quarter of 2003 and bears interest at LIBOR plus an applicable margin and is payable monthly. All interest payments related to this receivable are current. The principal balance is due and payable in September 2004. No principal payments on the participation interest have been made to date. During the second quarter of 2004, the Company provided to SPS $19.7 million of a $40.0 million redress fund established pursuant to SPS’s settlement with the U.S. Federal Trade Commission (“FTC”) and the Department of Housing and Urban Development (“HUD”). In exchange for providing SPS with a portion of the amounts due to the FTC and HUD under the redress fund, the Company received from SPS a note in the amount of $19.7 million. The note accrues interest at 15% per annum and is due upon maturity on December 31, 2004. In addition, as of June 30, 2004, the Company had approximately $3 million of advances to SPS represented by a promissory note related to other matters.

Derivatives—Currently, the Company enters into credit default swap contracts as well as certain foreign currency put options, both of which are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not designated either the credit default swaps or foreign currency options as SFAS No. 133 hedges.

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

As of June 30, 2004, PMI Europe had entered into four transactions that were classified as derivatives in accordance with SFAS No. 149. However, initial fair value gains were deferred in accordance with EITF No. 02-3. As of June 30, 2004, $6.6 million of deferred gains related to the initial fair value of these derivative contracts was included in other liabilities and $0.6 million (pre-tax) of accretion from the deferred gains was reported in other income for the first six months of 2004. Changes in the fair value, exclusive of accretion, of derivative contracts resulted in a $2.1 million gain (pre-tax) in the first six months of 2004, which was also included in other income.

In the second quarter, the Company purchased foreign currency put options designed to mitigate the negative financial impact of a strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expire ratably over the remainder of calendar year 2004 and have a combined cost of $1.1 million. The fair value of the unexpired options at June 30, 2004 was $1.8 million. During the second quarter of 2004, the Company recorded in other income $0.9 million (pre-tax) of gains related to these options. Net income from our International Operations segment would potentially be negatively impacted from a strengthening U.S. dollar to the extent net income in the respective functional currencies were to exceed the notional balances of the options purchased. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the total negative impact to consolidated net income in 2004 will be limited to the cost of the options purchased.

Revenue Recognition—Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guarantee insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for approximately 71% of gross premiums written from the Company’s mortgage insurance operations in the second quarter of 2004 and 69% for the six months ended 2004 compared with 70% and 71% for the corresponding periods of 2003. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. The earning pattern calculation is an estimation process and, accordingly, we review our premium earning cycle regularly and any adjustments to the estimates are reflected in the current period’s consolidated operating results.

Losses and Loss Adjustment Expenses—The reserves for mortgage insurance losses and loss adjustment expenses (“LAE”) are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. SFAS No. 60 specifically excludes mortgage guaranty insurance relating to reserves for losses. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in current period results of operations.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settle. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was approximately 24.8% in the second quarter of 2004 compared to the federal statutory rate of 35.0%, due to the proportion of income derived from PMI Australia and equity in earnings from FGIC Corporation, which have lower effective tax rates, combined with our municipal bond investment income.

Benefit Plans—The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan.

Comprehensive Income—Comprehensive income includes net income, foreign currency translation gains or losses, changes in unrealized gains and losses in investments net of deferred taxes, and the reclassification of realized gains and losses previously reported in comprehensive income. For the purposes of interim reporting, the Company reports the components of comprehensive income in the notes to the consolidated financial statements.

Business Segments—During the fourth quarter of 2003, the Company changed its reportable segments to reflect the change in management’s views on operating segments primarily as a result of the investment in FGIC Corporation and the then-pending sale of APTIC, which has been accounted for as discontinued operations. The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and equity in earnings of CMG. International Operations includes the results of PMI Australia, PMI Europe and the results of operations for Hong Kong. Financial Guaranty includes the equity in earnings of FGIC Corporation and RAM Re. Other includes the income and expenses of the holding company, equity in earnings or losses of SPS and limited partnerships, contract underwriting operations and dormant insurance companies. Segment information for the prior corresponding period has been reclassified to the current year presentation.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2004	2003
Dividend yield	0.39%	0.42%
Expected volatility	33.47%	38.66%
Risk-free interest rate	4.27%	4.03%
Expected life (years from grant date)	6.0	6.0

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$96,675	$69,457	$216,144	$159,065
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,264)	(2,593)	(6,477)	(5,415)

Pro forma	$93,411	$66,864	$209,667	$153,650

Basic earnings per share:
As reported	$1.01	$0.78	$2.26	$1.79
Pro forma	$0.98	$0.75	$2.19	$1.73

Diluted earnings per share:
As reported	$0.99	$0.77	$2.22	$1.77
Pro forma	$0.96	$0.75	$2.16	$1.71

Earnings Per Share and Dividends—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Consolidated net income available to common stockholders is the same for computing basic and diluted EPS. The convertible debt and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are presently anti-dilutive or not convertible due to conversion triggers that were not met for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Shares in thousands)
Weighted-average of common stock shares for basic EPS	95,754	88,843	95,571	88,922
Weighted-average of stock options and other dilutive components	1,692	865	1,580	913

Weighted-average of common stock shares for diluted EPS	97,446	89,708	97,151	89,835

The Company declared dividends to common stockholders of record on June 30, 2004 of $3.6 million or $0.0375 per share. These dividends were accrued as of June 30, 2004.

Reclassifications—Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

In February 2004, FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue relates to determining the meaning of other-than-temporary impairment and its application to investments classified as available-for-sale or held-to-maturity under SFAS No. 115, and investments accounted for under the cost method. At its March 2004 meeting, the EITF concluded that equity method investments will not be within the scope of this issue. This issue is effective for fiscal years ending after December 15, 2003. The EITF requires disclosures of quantitative information related to cost method investments, aging of unrealized losses for investments as well as qualitative discussion regarding considerations in reaching conclusions that impairments are not other-than-temporary. These disclosures have been presented in the footnotes and critical accounting policies. In March 2004, the remaining issues related to the application of the other-than-temporary impairment model were finalized by the EITF and are effective for the quarter ending June 30, 2004. Disclosures relating to cost method investments are required for annual reporting periods after June 15, 2004. It is not expected to significantly impact the Company’s consolidated results of operations or financial position.

In May 2004, FASB revised FASB Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) that was signed into law in December 2003. The Act introduced a Medicare prescription drug benefit and federal subsidy to sponsors of retiree health care plans that provide a benefit that is “actuarially equivalent” to Medicare Part D and qualify for the subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company has determined that the effect of the new law is not a “significant event” under FSP 106-2 and the effect will be incorporated in the next measurement date following the effective date. Adoption of FSP 106-2 is not expected to have a material impact on the Company’s accumulated post-retirement benefit obligation and the consolidated results of operations.

At its meeting on July 1, 2004, the EITF reached a tentative consensus, EITF Issue 04-8, that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle would be applied on a retroactive basis and would require restatement of prior period dilutive earnings per share. This Issue is tentative to allow time for public comment. If approved in its current form, it will be effective for all periods after December 15, 2004. The proposed EITF would result in additional dilution to the Company’s diluted earnings per share by affecting the Company’s $360.0 million 2.5% senior convertible debentures, which are CoCo’s. At June 30, 2004, for purposes of determining dilutive earnings per share, the interest expense net of tax effect would be added back to net income and an additional 8.15 million common shares would be added to diluted shares outstanding for the quarter and six months ended June 30, 2004. Inclusion of the CoCo’s in diluted shares outstanding for the second quarter 2004 would result in a decrease to diluted earnings per share of approximately $0.06 for the quarter.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below.

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
June 30, 2004:
Fixed income securities	$2,679,407	$92,667	$(21,227)	$2,750,847
Equity securities:
Common stocks	95,322	22,691	(341)	117,672
Preferred stocks	105,794	4,123	(192)	109,725

Total equity securities	201,116	26,814	(533)	227,397
Short-term investments	114,193	—	(1,995)	112,198

Total investments	$2,994,716	$119,481	$(23,755)	$3,090,442

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2003:
Fixed income securities	$2,419,456	$138,778	$(4,050)	$2,554,184
Equity securities:
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

Unrealized Investment Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2004.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$456,852	$(11,502)	$—	$—	$456,852	$(11,502)
Foreign governments	261,977	(2,460)	32,748	(1,296)	294,725	(3,756)
Corporate bonds	234,214	(5,056)	20,576	(904)	254,790	(5,960)
U.S. government and agencies	218	(9)	—	—	218	(9)

Total fixed income securities	953,261	(19,027)	53,324	(2,200)	1,006,585	(21,227)
Equity securities:
Common stocks	6,331	(311)	950	(30)	7,281	(341)
Preferred stocks	7,185	(192)	—	—	7,185	(192)

Total equity securities	13,516	(503)	950	(30)	14,466	(533)
Short-term investments	102,422	(1,995)	—	—	102,422	(1,995)

Total	$1,069,199	$(21,525)	$54,274	$(2,230)	$1,123,473	$(23,755)

Unrealized losses were primarily due to an increase in interest rates during the first half of 2004 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold until recovery or maturity. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. During the first half of 2003, the Company recognized an impairment loss of $0.1 million.

Net Investment Income—Net investment income consists of the following for the three months and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Fixed income securities	$38,869	$30,499	$74,435	$60,642
Equity securities	2,289	1,990	4,643	3,719
Short-term investments	3,222	1,739	5,975	2,874

Investment income before expenses	44,380	34,228	85,053	67,235
Investment expenses	(758)	(102)	(1,390)	(55)

Net investment income	$43,622	$34,126	$83,663	$67,180

NOTE 5. RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans. The Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk. As of June 30, 2004, $5.7 million of deposits received under this agreement were included in cash and cash equivalents and can only be utilized to pay claims related to the agreement.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consist of the following as of June 30, 2004 and December 31, 2003.

	June 30, 2004	Ownership Percentage	December 31, 2003	Ownership Percentage
	(Dollars in thousands except percentages)
FGIC	$637,746	42.1%	$625,154	42.1%
SPS	110,525	56.8%	115,803	56.8%
CMG	102,346	50.0%	97,389	50.0%
RAM Re	79,112	24.9%	75,675	24.9%
Other	25,848	various	23,825	various

Total	$955,577		$937,846

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended				Six Months Ended
	June 30, 2004	Ownership Percentage	June 30, 2003	Ownership Percentage	June 30, 2004	Ownership Percentage	June 30, 2003	Ownership Percentage
	(Dollars in thousands except percentages)				(Dollars in thousands except percentages)
FGIC	$17,886	42.1%	$—	—	$31,499	42.1%	$—	—
SPS	57	56.8%	(429)	56.8%	402	56.8%	6,715	56.8%
CMG	3,676	50.0%	3,846	50.0%	7,004	50.0%	6,710	50.0%
RAM Re	1,813	24.9%	1,162	24.9%	3,128	24.9%	1,423	24.9%
Truman Capital	—	—	1,099	19.6%	—	—	2,200	19.6%
Other	153	various	9	various	650	various	(2,546)	various

Net income	$23,585		$5,687		$42,683		$14,502

On December 18, 2003, the Company completed its investment in FGIC Corporation by acquiring approximately a 42% ownership interest in that entity. The Company is the strategic investor in a group of investors and funded approximately $611 million in cash of the $1.6 billion total purchase price for the investment in FGIC Corporation. Our investment in FGIC Corporation, as of June 30, 2004, was $637.7 million, which included $611 million cash, with the balance representing equity in earnings and capitalized acquisition costs related to the transaction, partially offset by the Company’s proportionate share of unrealized losses in FGIC Corporation’s investment portfolio.

As of June 30, 2004, the Company’s carrying value of SPS, including cumulative equity in earnings, was $110.5 million. In addition, the Company holds receivables of $45.7 million from SPS which are included in related party receivables. Included in the carrying value of SPS is a component of goodwill of approximately $36 million. The Company evaluated its total investment in SPS, including related party receivables as of June 30, 2004, and determined that there was no other-than-temporary decline in the carrying value. Accordingly, the Company has not recognized an impairment charge with respect to its total investment in SPS. The Company will continue to evaluate this investment for potential impairment.

In September 2003, the Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC. A loss in Other expense in the first six months ended 2003 was due to the $2.6 million loss from certain private equity limited partnership investments occurring in the first quarter of 2003.

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Beginning balance	$97,368	$87,855	$102,074	$85,210
Policy acquisition costs incurred and deferred	15,692	25,761	34,081	50,251
Amortization of deferred policy acquisition costs	(21,244)	(22,043)	(44,339)	(43,888)

Ending balance	$91,816	$91,573	$91,816	$91,573

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such period. In periods where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of deferred policy acquisition costs. Conversely, in periods where new business activity is declining, the asset will generally decrease because the amortization of deferred policy acquisition costs exceeds the amount of acquisition costs being deferred.

NOTE 8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance at January 1,	$346,939	$333,569
Reinsurance recoverable	(3,275)	(4,424)

Net beginning balance	343,664	329,145
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	127,335	121,498
Prior years	(10,983)	(18,527)

Total incurred	116,352	102,971
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(488)	(174)
Prior years	(104,989)	(98,516)

Total payments	(105,477)	(98,690)
Foreign currency translation	(1,248)	3,087

Net ending balance	353,291	336,513
Reinsurance recoverable	3,737	3,612

Balance at June 30,	$357,028	$340,125

The increase in loss reserves at June 30, 2004 over June 30, 2003 was due primarily to increases in the loss reserve balances in U.S. Mortgage Insurance Operations and PMI Europe’s acquisition of the U.K. lenders’ mortgage insurance portfolio from Royal & Sun Alliance (“R&SA”). The loss reserve increase in U.S. Mortgage Insurance Operations was primarily the result of expected higher proportions of delinquencies developing into claims as well as higher mortgage insurance coverage levels on pending delinquencies. U.S. Mortgage Insurance Operations’ primary insurance default inventory was 35,232 at June 30, 2004 compared to 34,361 at June 30, 2003. The default rate was 4.36% at June 30, 2004 compared to 4.12% at June 30, 2003. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

The $11.0 million and $18.5 million reductions in total losses and LAE incurred in prior years related to the six months ended 2004 and 2003, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $11.0 million and $18.5 million decreases were primarily due to re-estimates of ultimate claim rates of defaults occurring in prior years in our Australian operations. These reductions in loss rates were primarily attributable to the strong economy and housing market in Australia and New Zealand.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes—During 2002 and 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling $13.9 million. Such amounts do not include the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessments are the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board, provides for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiaries, in determining California taxable income of the holding company for tax years ending on or after December 1, 1997. While the Company is protesting this assessment, there can be no assurance as to the ultimate outcome of these protests.

Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income for the three months and six months ended June 30, 2004 and 2003 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$96,675	$69,457	$216,144	$159,065
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(90,521)	33,617	(67,439)	35,270
Reclassification of realized (gains) included in net income, net of tax	(44)	(1,362)	(873)	(2,212)

Net unrealized holding gains (losses)	(90,565)	32,255	(68,312)	33,058
Change in foreign currency translation gains (losses)	(40,941)	39,192	(35,553)	63,543

Other comprehensive income (loss), net of tax	(131,506)	71,447	(103,865)	96,601

Comprehensive income (loss)	$(34,831)	$140,904	$112,279	$255,666

The increases in unrealized holding losses in the second quarter and six months ended June 30, 2004 compared to the corresponding periods in 2003 were primarily due to increases in fixed income security interest rates causing market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized holding losses in our unconsolidated subsidiaries’ investment portfolios. The increases were also affected by the strengthening U.S. dollar relative to the Australian dollar, which decreased the value of the Company’s international portfolio for the second quarter and six months ended June 30, 2004. In addition, the stronger U.S. dollar relative to the Australian dollar primarily caused the increase in changes in foreign currency translation losses for the second quarter and six months ended June 30, 2004.

NOTE 11. BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended June 30, 2004
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$154,392	$33,255	$—	$16	$187,663
Net investment income	27,944	10,646	—	5,032	43,622
Equity in earnings of unconsolidated subsidiaries	3,676	—	19,699	210	23,585
Net realized investment gains and other income	(191)	2,776	—	7,281	9,866

Total revenues	185,821	46,677	19,699	12,539	264,736
Loss and loss adjustment expenses	(55,755)	(777)	—	—	(56,532)
Amortization of deferred policy acquisition costs	(18,109)	(3,135)	—	—	(21,244)
Other underwriting and operating expenses	(24,888)	(6,940)	—	(17,790)	(49,618)
Interest expense	(17)	(60)	—	(8,745)	(8,822)

Income (loss) before income taxes	87,052	35,765	19,699	(13,996)	128,520
Income tax (benefit)	23,790	10,799	2,220	(4,964)	31,845

Net income (loss)	$63,262	$24,966	$17,479	$(9,032)	$96,675

Total assets	$2,521,067	$918,479	$716,858	$698,174	$4,854,578

	Three Months Ended June 30, 2003
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	144,955	23,237	—	21	168,213
Net investment income	22,323	7,316	—	4,487	34,126
Equity in earnings of unconsolidated subsidiaries	3,846	—	1,162	679	5,687
Net realized investment gains and other income	2,021	219	—	14,177	16,417

Total revenues	173,145	30,772	1,162	19,364	224,443
Loss and loss adjustment expenses	(55,653)	(526)	—	—	(56,179)
Amortization of deferred policy acquisition costs	(19,536)	(2,507)	—	—	(22,043)
Other underwriting and operating expenses	(18,931)	(4,529)	—	(23,865)	(47,325)
Interest expense	(49)	—	—	(5,604)	(5,653)

Income (loss) from continuing operations before income taxes	78,976	23,210	1,162	(10,105)	93,243
Income tax (benefit) from continuing operations	23,118	6,648	407	(3,263)	26,910

Income (loss) from continuing operations after income taxes	55,858	16,562	755	(6,842)	66,333
Income from discontinued operations before income taxes	—	—	—	4,770	4,770
Income taxes from discontinued operations	—	—	—	1,646	1,646

Income from discontinued operations after income taxes	—	—	—	3,124	3,124

Net income (loss)	$55,858	$16,562	$755	$(3,718)	$69,457

Total assets	$2,251,494	$689,746	$73,092	$814,028	$3,828,360

	Six Months Ended June 30, 2004
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	303,415	69,514	—	36	372,965
Net investment income	52,402	22,453	—	8,808	83,663
Equity in earnings of unconsolidated subsidiaries	7,004	—	34,627	1,052	42,683
Net realized investment gains and other income	978	4,603	—	14,411	19,992

Total revenues	363,799	96,570	34,627	24,307	519,303
Loss and loss adjustment expenses	(114,710)	(1,642)	—	—	(116,352)
Amortization of deferred policy acquisition costs	(37,542)	(6,797)	—	—	(44,339)
Other underwriting and operating expenses	(51,028)	(13,807)	—	(35,103)	(99,938)
Interest expense	(37)	(61)	—	(17,239)	(17,337)

Income (loss) from continuing operations before income taxes	160,482	74,263	34,627	(28,035)	241,337
Income tax (benefit) from continuing operations	43,612	22,269	3,633	(10,415)	59,099

Income (loss) from continuing operations after income taxes	116,870	51,994	30,994	(17,620)	182,238
Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30,108	30,108

Net income	$116,870	$51,994	$30,994	$16,286	$216,144

Total assets	$2,521,067	$918,479	$716,858	$698,174	$4,854,578

	Six Months Ended June 30, 2003
	U.S. Mortgage Insurance	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	301,537	42,603	—	43	344,183
Net investment income	45,474	13,179	—	8,527	67,180
Equity in earnings of unconsolidated subsidiaries	6,710	—	1,423	6,369	14,502
Net realized investment gains and other income	1,711	560	—	26,155	28,426

Total revenues	355,432	56,342	1,423	41,094	454,291
Loss and loss adjustment expenses	(103,106)	135	—	—	(102,971)
Amortization of deferred policy acquisition costs	(39,011)	(4,877)	—	—	(43,888)
Other underwriting and operating expenses	(33,716)	(8,533)	—	(41,348)	(83,597)
Interest expense	(74)	—	—	(10,614)	(10,688)

Income (loss) from continuing operations before income taxes	179,525	43,067	1,423	(10,868)	213,147
Income tax (benefit) from continuing operations	51,758	12,320	498	(4,378)	60,198

Income (loss) from continuing operations after income taxes	127,767	30,747	925	(6,490)	152,949
Income from discontinued operations before income taxes	—	—	—	9,322	9,322
Income taxes from discontinued operations	—	—	—	3,206	3,206

Income from discontinued operations after income taxes	—	—	—	6,116	6,116

Net income (loss)	$127,767	$30,747	$925	$(374)	$159,065

Total assets	$2,251,494	$689,746	$73,092	$814,028	$3,828,360

NOTE 12. DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for APTIC were classified as discontinued operations beginning in the fourth quarter of 2003 with prior periods presented for comparability. The Company recognized an after-tax gain of $30.1 million upon completion of the sale of APTIC on March 19, 2004. Accordingly, no results related to APTIC have been recorded in the consolidated statement of operations for the second quarter of 2004. Post-closing adjustments on the sale have been finalized, and we do not anticipate adjusting our recorded gain on the sale.

The results of operations of APTIC for the period ended March 19, 2004 and the six months ended June 30, 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Total revenues	$54,456	$139,199
Losses and expenses	48,700	129,877

Income from discontinued operations before income taxes	5,756	9,322
Income taxes from discontinued operations	1,958	3,206

Income from discontinued operations after income taxes	3,798	6,116
Gain on sale of discontinued operations, net of income taxes of $17,131	30,108	—

Total income from discontinued operations	$33,906	$6,116

The assets and liabilities of APTIC as of December 31, 2003 are as follows:

December 31, 2003
(Dollars in thousands)
Assets
Cash and investments	$101,577
Accounts receivable and other assets	16,285

Total assets	$117,862

Liabilities
Reserve for losses and loss adjustment expenses	$29,145
Accounts payable and other liabilities	15,072

Total liabilities	$44,217

NOTE	13. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pension Benefits
Service cost	$2,252	$2,411	$4,684	$4,824
Interest cost	1,267	1,280	2,521	2,560
Expected return on assets	(1,193)	(794)	(2,330)	(1,588)
Prior service cost amortization	12	26	48	51
Net loss/(gain) amortization	170	341	380	683

Net periodic benefit cost	2,508	3,264	5,303	6,530
Additional cost	1,380	—	1,380	—

Net periodic benefit cost	$3,888	$3,264	$6,683	$6,530

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other Post-Retirement Benefits
Service cost	$582	$483	$993	$955
Interest cost	338	305	576	602
Prior service cost amortization	5	6	9	12
Actuarial loss recognized	97	60	164	120

Net periodic post-retirement benefit cost	$1,022	$854	$1,742	$1,689

During the first half of 2004, the Company contributed approximately $10 million to its pension plan as of June 30, 2004. The maximum deductible under IRS rules is approximately $16 million. The Company is currently evaluating potential future contributions in the remaining six months of 2004.

NOTE 14. CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES AND EQUITY INVESTEES

The following condensed financial statement information represents the Company’s proportionate share in, and has been presented on a combined basis for, all equity investees and SPS, an unconsolidated majority-owned subsidiary accounted for under the equity method of accounting, as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003.

	Equity Investees		Unconsolidated Majority- Owned Subsidiary
	As of		As of
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Condensed Combined Balance Sheet
Assets:
Cash and cash equivalents	$66,621	$37,008	$6,815	$24,808
Investments	1,447,504	1,398,834	—	—
Accrued investment income	15,975	15,971	—	—
Servicing assets	—	—	48,787	69,538
Deferred policy acquisition costs	24,986	17,251	—	—
Accounts receivable and other assets	65,638	73,630	189,413	213,274

Total assets	$1,620,724	$1,542,694	$245,015	$307,620

Liabilities:
Reserve for losses and loss adjustment expenses	$23,246	$23,726	$—	$—
Unearned premiums	456,498	422,454	—	—
Notes payable	162,441	144,148	136,649	159,199
Accounts payable and other liabilities	32,911	29,929	33,396	68,155

Total liabilities	675,096	620,257	170,045	227,354
Shareholders’ equity	945,628	922,437	74,970	80,266

Total liabilities and shareholders’ equity	$1,620,724	$1,542,694	$245,015	$307,620

	Equity Investees		Unconsolidated Majority- Owned Subsidiary
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Condensed Combined Statement of Operations
Total revenues	$45,262	$10,167	$25,030	$42,617
Total expenses	12,668	2,499	24,663	43,304

Income (loss) before income taxes	32,594	7,668	367	(687)
Income tax (benefit)	7,366	1,552	310	(258)

Net Income	25,228	6,116	57	(429)
Preferred stock dividend	1,701	—	—	—

Net income (loss) available to common stockholders	$23,527	$6,116	$57	$(429)

	Equity Investees		Unconsolidated Majority- Owned Subsidiary
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Condensed Combined Statement of Operations
Total revenues	$78,512	$17,594	$56,102	$89,788
Total expenses	20,758	6,946	55,180	79,290

Income before income taxes	57,754	10,648	922	10,498
Income tax	12,071	2,861	521	3,783

Net Income	45,683	7,787	401	6,715
Preferred stock dividend	3,401	—	—	—

Net income available to common stockholders	$42,282	$7,787	$401	$6,715

As of June 30, 2004, included in the Company’s retained earnings were $87.1 million of undistributed equity earnings of existing equity investees, all of which have ownership interests of 50% or less.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements made or incorporated by reference from time to time in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences or otherwise that are not historical facts, or are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include: (i) our belief that PMI’s persistency rate will improve if mortgage interest rates increase; (ii) our belief that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations; and (iii) our belief that the amount recorded for losses and loss adjustment expenses as of June 30, 2004 represents the most likely outcome within the actuarial range.

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

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $63.3 million for the second quarter of 2004 and $116.9 million for the six months ended June 30, 2004, and was primarily derived from our subsidiary, PMI Mortgage Insurance Co., and its affiliated U.S. mortgage insurance and reinsurance companies (collectively referred to as “PMI”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $25.0 million for the second quarter of 2004 and $52.0 million for the six months ended June 30, 2004.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $17.5 million for the second quarter of 2004 and $31.0 million for the six months ended June 30, 2004.

•

Other. Our Other segment consists of our holding company and contract underwriting revenues and expenses, equity in earnings primarily from our unconsolidated strategic investment, SPS Holding Corp. (formerly, Fairbanks Capital Holding Corp.), or SPS, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. On March 19, 2004, we completed the sale of APTIC which generated $115.1 million in cash proceeds and an after tax gain of

$30.1 million. Post-closing adjustments on the sale have been finalized, and we do not anticipate adjusting our recorded gain on the sale. Accordingly, there were no results of operations related to APTIC in the second quarter of 2004. Our Other segment generated a net loss of $9.0 million in the second quarter of 2004 and net income of $16.2 million in the six months ended June 30, 2004.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter and Six Months ended June 30, 2004

Our consolidated net income for the second quarter of 2004 was $96.7 million and $216.1 million for the six months ended June 30, 2004, compared to $69.5 million and $159.1 million for the corresponding periods in 2003. Our consolidated income from continuing operations after income taxes increased 46% in the second quarter of 2004 and 19% in the first half of 2004 compared to the corresponding periods in 2003. These increases in our consolidated income from continuing operations after income taxes were primarily due to increases in our equity in earnings from FGIC Corporation, and increases in premiums earned and net investment income, particularly from our International Operations. The increases were partially offset by higher other underwriting and operating expenses and losses and loss adjustment expenses, or LAE, primarily from U.S. Mortgage Insurance Operations, a decrease in our equity in earnings from SPS, and an increase in our interest expense as a result of our issuance of long-term debt in the fourth quarter of 2003.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. Factors affecting the financial performance of our U.S. Mortgage Insurance Operations segment include:

•	Policy Cancellations and Persistency. Low interest rates in 2002, 2003 and the six months ended June 30, 2004 have resulted in heavy mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. PMI’s persistency rate, the percentage of insurance policies at the beginning of a 12-month period that remain in force at the end of that period, was 52.8% at June 30, 2004, 44.6% at December 31, 2003 and 46.3% at June 30, 2003. The improvement in PMI’s persistency rate at June 30, 2004 compared to December 31, 2003 resulted from increases in mortgage interest rates and a corresponding decline in refinance activity in the second quarter of 2004. If mortgage interest rates increase, we believe that PMI’s persistency rate will continue to improve.

•	New Insurance Written (NIW). PMI’s NIW in the second quarter of 2004 decreased by 27% and by 28% in the first half of 2004 compared to corresponding periods in 2003. These decreases were primarily caused by lower levels of residential mortgage origination and refinance activities, which generally resulted from higher interest rates. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage and private mortgage insurance markets. Increased use of alternatives to private mortgage insurance, such as 80/10/10 loans, negatively affects the size of the private mortgage insurance market and PMI’s NIW.

•	PMI’s Loss Experience. PMI’s claims paid increased in the quarter and six months ended June 30, 2004 compared to the corresponding periods in 2003 primarily as a result of the aging of PMI’s insurance portfolio and economic conditions. We expect PMI’s losses associated with claims paid to increase in 2004 compared to 2003 as a result of these factors. Changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which they occur.

•

Captive Reinsurance. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders. In return, a portion of PMI’s gross premiums written is ceded to the captive reinsurers. At June 30, 2004, approximately 52% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to approximately 47% as of June 30, 2003. This increase has and will continue to negatively impact PMI’s net premiums written and net premiums earned in 2004. The increase was driven by refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW being generated by customers with captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s NIW and insurance in force increased in the quarter and six months ended June 30, 2004 compared to corresponding periods in 2003, positively affecting premiums earned and net investment income. The increases in NIW and insurance in force were driven by favorable economic conditions in the Australian and New Zealand economies in 2003 and the first six months of 2004. PMI Australia’s net income also continued to be positively impacted by favorable claims experience.

•	PMI Europe. PMI Europe’s net income, premiums earned and risk in force increased in the second quarter and first half of 2004 compared to corresponding periods in 2003 largely as a result of its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal & Sun Alliance, or R&SA.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the U.S. dollar, the Australian dollar, and the Euro. The change in the average foreign currency exchange rates from the second quarter and first six months of 2003 to the corresponding periods in 2004 favorably impacted our International Operations net income by $2.3 million and $7.7 million, respectively, primarily due to appreciation in the Australian dollar. This foreign currency translation impact is calculated using the change in the average monthly exchange rates to the current period ending net income in the local currencies. In the second quarter of 2004, we purchased foreign currency put options at a cost of $1.1 million to mitigate the effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2004.

Financial Guaranty. In the second quarter and first six months of 2004, the significant portion of our net income derived from our Financial Guaranty segment was generated by equity earnings in FGIC Corporation. We do not control the operations of FGIC Corporation. Factors affecting FGIC Corporation’s financial performance include the maintenance of FGIC’s ratings, interest rate movements, the level of public financings and FGIC’s ability to expand into new markets.

Other. Factors affecting the financial performance of our Other segment include:

•	SPS (formerly Fairbanks Capital Holding Corp.). In 2003, the servicer ratings of SPS’s subsidiary, Select Portfolio Servicing, Inc. (formerly Fairbanks Capital Corp.), or Select Servicing, were downgraded by rating agencies. As an indirect result of the rating agency downgrades, SPS’s servicing portfolio declined to approximately $27 billion as of June 30, 2004 from approximately $51 billion as of June 30, 2003. This decline contributed to reductions in SPS’s gross revenues by 39.5% in the second quarter of 2004 and 35.4% in the first six months of 2004 compared to the corresponding periods in 2003. Consistent with these decreases, SPS’s total expenses declined by 45.3% in the second quarter of 2004 and 31.3% in the first half of 2004 compared to the same periods in 2003.

•	Contract Underwriting Services. Due to a decline in refinancing activity and mortgage originations in 2004, revenue from contract underwriting decreased to $7.4 million in the second quarter of 2004 and $14.6 million in the first six months of 2004 from $14.2 million and $24.8 million in the corresponding periods in 2003, and contract underwriting expenses allocated to our Other segment decreased to $7.6 million and $14.5 million in the second quarter and first six months of 2004 from $15.0 million and $27.1 million in the corresponding periods in 2003.

•	Other. Our Other segment also includes net investment income, net income from discontinued operations, expenses related to corporate overhead, including salaries and bonuses, and interest expense and distributions on our mandatorily redeemable preferred securities and, in the first quarter of 2004, the gain on sale of APTIC.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions, except per share data)			(In millions, except per share data)
REVENUES
Premiums earned	$187.7	$168.2	12%	$373.0	$344.2	8%
Net investment income	43.6	34.1	28%	83.7	67.2	25%
Equity in earnings of unconsolidated strategic investments	23.6	5.7	314%	42.7	14.5	194%
Net realized investment gains	—	2.1	—	1.3	3.4	(62%)
Other income	9.8	14.3	(31%)	18.6	25.0	(26%)

Total revenues	264.7	224.4	18%	519.3	454.3	14%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	56.5	56.2	1%	116.4	103.0	13%
Amortization of deferred policy acquisition costs	21.2	22.0	(4%)	44.3	43.9	1%
Other underwriting and operating expenses	49.7	47.3	5%	100.0	83.6	20%
Interest expense and distributions on mandatorily redeemable preferred securities	8.8	5.7	54%	17.3	10.6	63%

Total losses and expenses	136.2	131.2	4%	278.0	241.1	15%

Income from continuing operations before income taxes	128.5	93.2	38%	241.3	213.2	13%
Income taxes from continuing operations	31.8	26.9	18%	59.1	60.2	(2%)

Income from continuing operations after income taxes	96.7	66.3	46%	182.2	153.0	19%

Income from discontinued operations before income taxes	—	4.8	—	5.8	9.3	(38%)
Income taxes for discontinued operations	—	1.6	—	2.0	3.2	(38%)

Income from discontinued operations after income taxes	—	3.2	—	3.8	6.1	(38%)
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30.1	—	—

Net income	$96.7	$69.5	39%	$216.1	$159.1	36%

Diluted earnings per share	$0.99	$0.77	29%	$2.22	$1.77	25%

The 39% increase in consolidated net income in the second quarter of 2004 compared to the second quarter of 2003 was due primarily to higher premiums earned in our International Operations, equity earnings from FGIC Corporation and higher investment portfolio balances in our U.S. Mortgage Insurance and International Operations segments. The 36% increase in consolidated net income in the first six months of 2004 compared to the first six months of 2003 was due primarily to our $30.1 million after-tax gain on the sale of APTIC in March 2004 and, to a lesser extent, revenue growth due to our investment in FGIC Corporation and our International Operations.

Premiums earned represent the amount of premiums recognized as revenue for accounting purposes. The increases in premiums earned during the second quarter and first half of 2004 compared to corresponding periods in 2003 were attributable primarily to increases in premiums earned by PMI Australia and PMI Europe. PMI Australia’s premiums earned increased as a result of significant growth in its business and the continued weakening of the U.S. dollar relative to the Australian dollar. PMI Europe’s premiums earned increased in 2004 primarily as a result of its acquisition of the R&SA portfolio in the fourth quarter of 2003.

The increases in net investment income in the second quarter and first half of 2004 compared to corresponding periods in 2003 were due primarily to growth in our investment portfolio and municipal bond refundings, partially offset by a decrease in our book yield related to our U.S. portfolio. Our investment portfolio grew primarily as a result of excess cash flows from operations and our common stock and equity units’ offerings in the fourth quarter of 2003. As of June 30, 2004, our consolidated pre-tax book yield was 5.0% compared to 5.2% as of June 30, 2003. This decline reflects the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio, partially offset by investments of excess cash from operations.

We account for our unconsolidated strategic investments and limited partnerships using the equity method of accounting. The increases in equity earnings from our unconsolidated strategic investments in the second quarter and first half of 2004 compared to corresponding periods in 2003 were due primarily to our investment in FGIC Corporation in December 2003 and our resulting equity in earnings of FGIC Corporation of $17.9 million and $31.5 million in the quarter and six months ended June 30, 2004, respectively. These increases were partially offset by a decrease of $6.3 million of equity in earnings from SPS in the first six months of 2004 compared to the first six months of 2003.

The decreases in other income in the second quarter and first half of 2004 compared to corresponding periods in 2003 were largely due to lower fees generated by our contract underwriting services. Contract underwriting activity decreased in the first half of 2004 due to a decline in the refinance market. The results of our contract underwriting operations are included in our Other segment.

Our losses and LAE increased in the first half of 2004 compared to the corresponding period in 2003. This increase was primarily the result of an increase in incurred losses in our U.S. Mortgage Insurance Operations in the first quarter of 2004 due to a number of factors, including the seasoning of our primary insurance portfolio and higher claim rates associated with the portion of PMI’s portfolio that contains non-traditional and less-than-A quality mortgage loans. See Critical Accounting Policies and Estimates and Losses and LAE in U.S. Mortgage Insurance Operations, below.

The increase in other underwriting and operating expenses in the first half of 2004 over the corresponding period in 2003 was due primarily to higher operating expenses in our U.S. Mortgage Insurance Operations, including compensation and related expenses paid in the first half of 2004, expenses related to PMI’s field operations restructuring, recognition of expenses previously deferred as acquisition costs, and increases in LAE adjustments. Increases in PMI Australia’s payroll and payroll-related expenses, primarily due to increased employee head-count, and profit commissions related to PMI Australia’s captive reinsurance arrangements also contributed to the increase in our consolidated other underwriting and operating expenses in the first half of 2004 compared to the first half of 2003.

The increases in interest expense in the second quarter and the first half of 2004 compared to the corresponding periods in 2003 were primarily due to the issuance of our equity units offered in November 2003. See Liquidity and Capital Resources, Debt and Equity Financing, below.

Our income tax expense from continuing operations in the second quarter of 2004 increased by 18% compared to the corresponding period in 2003 as a result of an increase in pre-tax income from continuing operations, offset by a decrease in the effective tax rate from 28.2% to 24.8%. The decrease in our effective tax rate for the quarter and six months ended June 30, 2004 was due to an increase in the proportion of income we derived from PMI Australia, equity in earnings from FGIC Corporation and tax preference investment income.

Segment Results

The following table presents consolidated net income and net income for each of our segments for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$63.3	$55.9	13.2%	$116.9	$127.8	(8.5)%
International Operations	25.0	16.6	50.6%	52.0	30.7	69.4%
Financial Guaranty	17.5	0.8	—	31.0	0.9	—
Other	(9.1)	(3.8)	139.5%	16.2	(0.3)	—

Consolidated Net Income	$96.7	$69.5	39.1%	$216.1	$159.1	35.8%

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI Mortgage Insurance Co. and affiliated U.S. mortgage insurance and reinsurance companies (collectively referred to as PMI). CMG Mortgage Insurance Company, or CMG, is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated strategic investments. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions)			(In millions)
Premiums earned	$154.4	$145.0	6.5%	$303.4	$301.5	0.6%
Equity in earnings of unconsolidated strategic investments	$3.7	$3.8	(2.6)%	$7.0	$6.7	4.5%
Losses and loss adjustment expenses	$55.8	$55.7	0.2%	$114.7	$103.1	11.3%
Underwriting and operating expenses	$43.0	$38.5	11.7%	$88.6	$72.8	21.7%
Net income	$63.3	$55.9	13.2%	$116.9	$127.8	(8.5)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions)			(In millions)
Gross premiums written	$188.7	$178.9	5.5%	$381.6	$366.1	4.2%
Ceded premiums	(37.8)	(30.9)	22.3%	(74.0)	(61.7)	19.9%
Refunded premiums	(3.5)	(5.7)	(38.6)%	(7.1)	(10.4)	(31.7)%

Net premiums written	$147.4	$142.3	3.6%	$300.5	$294.0	2.2%

Premiums earned	$154.4	$145.0	6.5%	$303.4	$301.5	0.6%

The increases in gross and net premiums written in the second quarter and first half of 2004 over corresponding periods in 2003 were due primarily to an increase in PMI’s average premium rate. PMI’s average premium rate increased as a result of a higher percentage of policies with deeper coverage, adjustable rate mortgages and higher loan-to-value ratios in 2004 than in 2003. The decreases in refunded premiums in the second quarter and first half of 2004 compared to corresponding periods in 2003 were due primarily to lower levels of policy cancellations in 2004.

The increases in ceded premiums in the second quarter and first six months of 2004 compared to corresponding periods in 2003 were driven by the increasing percentage of primary insurance in force subject to captive reinsurance agreements and a higher average premium rate. Primary insurance in force refers to the current principal balance of all insured mortgage loans as of a given date. Heavy refinance volume, particularly in 2002 and 2003, resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio. As of June 30, 2004, 52% and 54% of primary insurance in force and primary risk in force, respectively, were subject to captive reinsurance agreements, compared to 47% and 49% as of June 30, 2003. Primary risk in force is the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

The increases in premiums earned in the second quarter and first six months of 2004 compared to corresponding periods in 2003 were due primarily to higher levels of insurance in force and risk in force, increases in PMI’s average premium rate, and earned premiums associated with a $114 million single premium policy issued in the fourth quarter 2003. During the first quarter of 2003, we completed a review of PMI’s unearned premiums and loss reserves for its pool insurance business and reduced unearned premiums to match actual loss experience. This change in estimate resulted in $7.1 million of additional premiums earned in the first quarter of 2003.

Losses and LAE—PMI’s total losses and LAE represent claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. Claims paid including LAE includes amounts paid on primary insurance claims, pool insurance claims and LAE. PMI’s total losses and LAE and related claims data are shown in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions, except percentages, number of primary claims paid and as otherwise noted)
Claims paid including LAE	$55.2	$54.4	1.5%	$104.7	$97.0	7.9%
Change in net loss reserves	0.6	1.3	(53.8)%	10.0	6.1	63.9%

Total losses and LAE	$55.8	$55.7	0.2%	$114.7	$103.1	11.3%

Number of primary claims paid	2,189	1,885	16.1%	4,029	3,510	14.8%
Average primary claim size (in thousands)	$23.3	$24.1	(3.3)%	$23.6	$23.5	0.4%

Total losses and LAE incurred in the second quarter of 2004 remained flat compared to the second quarter of 2003, primarily as a result of an offsetting increase in the number of claims and decrease in the average primary claim size, combined with higher real estate owned carrying costs in the second quarter of 2003 than in the second quarter of 2004. We believe that the decrease in the average primary claim size in the second quarter of 2004 compared to the second quarter of 2003 was primarily the result of improved economic conditions, continued home price appreciation and PMI’s loss mitigation efforts.

The increases in claims paid and total losses and LAE in the first half of 2004 compared to the first half of 2003 were due primarily to increases in primary insurance claims paid in 2004. (The increase in total losses and LAE was also caused by changes in net loss reserves; for a discussion of changes in net loss reserves, see Critical Accounting Policies and Estimates, Reserves for Losses and LAE, below.) Primary claims paid increased to

$95.1 million in the first six months of 2004 from $82.3 million in the first six months of 2003 as a result of increases in PMI’s number of primary claims paid. Increases in PMI’s number of primary claims paid were driven by the continued seasoning of PMI’s primary insurance portfolio and general economic conditions. As of June 30, 2004, approximately 94% of PMI’s primary risk in force was written after December 31, 1998 and 80% was written after December 31, 2001. Pool insurance claims paid totaled $8.2 million in the first six months of 2004, compared to $8.0 million in the first six months of 2003.

PMI’s primary default data is presented in the table below.

	As of June 30,		Percent Change/ Variance
	2004	2003
	(In millions, except percentages)
Primary loans in default	35,232	34,361	2.5%
Primary default rate	4.36%	4.12%	0.24	pps
Primary default rate for bulk transactions	9.01%	8.77%	0.24	pps
Primary default rate excluding bulk transactions	3.79%	3.54%	0.25	pps

The increase in PMI’s primary default rate was due primarily to a decline in the number of primary insurance policies in force and the increase in default inventory. The default rates for bulk channel transactions at June 30, 2004 and 2003 remained higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of June 30, 2004, PMI’s modified pool insurance (see Modified pool insurance below) default rate was 5.26% with 10,636 modified pool loans in default, compared to a default rate of 5.58% with 8,978 modified pool loans in default as of June 30, 2003. The decrease in the default rate was primarily driven by an increase in modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and deductibles, in some instances, reduce PMI’s ultimate loss exposure on loans insured by these products. PMI’s default rate for GSE Pool (see Traditional pool insurance below) as of June 30, 2004 was 4.12% with 3,884 GSE Pool loans in default, compared to 2.47% with 4,302 loans in default as of June 30, 2003. The increase in the default rate and the decrease in loans in default were due primarily to a decline in the number of loans insured under GSE pool policies.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions, except percentages)			(In millions, except percentages)
Amortization of deferred policy acquisition costs	$18.1	$19.5	(7.2)%	$37.5	$39.0	(3.8)%
Other underwriting and operating expenses	24.9	19.0	31.1%	51.1	33.8	51.2%

Total underwriting and operating expenses	$43.0	$38.5	11.7%	$88.6	$72.8	21.7%

Policy acquisition costs incurred and deferred	$14.3	$20.2	(29.2)%	$27.8	$40.7	(31.7)%

Policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance, including contract underwriting and sales-related activities. These costs are initially recorded as assets and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and are offset by increased efficiency from the use of PMI’s electronic origination and delivery methods. Electronic delivery accounted for approximately 85% of PMI’s insurance commitments from its primary flow channel during the second quarter of 2004, compared to approximately 81% during the corresponding period in 2003.

The decreases in policy acquisition costs incurred and deferred in the quarter and six months ended June 30, 2004 compared to corresponding 2003 periods were primarily the result of declines in NIW over the same periods. From December 31, 2003 to June 30, 2004, PMI’s deferred policy acquisition cost asset decreased by $9.8 million due primarily to the decline in NIW compared to prior periods. Continued declines in the deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The increase in other underwriting and operating expenses for the second quarter of 2004 compared to the corresponding period in 2003 was attributable primarily to the recognition of expenses previously deferred as acquisition costs, field operations restructuring expenses, and depreciation.

The increase in other underwriting and operating expenses in the first six months of 2004 compared to the corresponding period in 2003 was due primarily to: increases in various operating expenses; expenses related to a portion of 2003 annual incentive bonuses and 401(k) contributions paid in the first quarter of 2004; various 2002 expense accruals that were reversed in the first quarter of 2003; recognition of expenses previously deferred as acquisition costs; and field operations restructuring expenses recognized in the first and second quarters of 2004.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are not deferrable and are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $7.6 million in the second quarter of 2004 and $14.5 million in the first six months of 2004, compared to $15.0 million and $27.1 million in the corresponding periods in 2003. The decrease in allocations reflected lower contract underwriting activity, which decreased primarily as a result of a decrease in refinancing activity and mortgage originations.

Ratios—PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Variance		2004	2003	Variance
Loss ratio	36.1%	38.4%	(2.3)	pps	37.8%	34.2%	3.6	pps
Expense ratio	29.2%	27.1%	2.1	pps	29.5%	24.8%	4.7	pps

Combined ratio	65.3%	65.5%	(0.2)	pps	67.3%	59.0%	8.3	pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The decrease in the loss ratio between the second quarter of 2004 and 2003 was primarily driven by an increase in premiums earned. The increase in the loss ratio between the first six months of 2004 and 2003 was due primarily to an increase in total losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in total underwriting and operating expenses, which is discussed above, primarily drove the increase in PMI’s expense ratio. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW—The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions)			(In millions)
Primary new insurance written :
Primary new insurance written—flow channel	$10,409	$12,522	(16.9)%	$18,863	$23,983	(21.3)%
Primary new insurance written—bulk channel	998	3,152	(68.3)%	1,342	3,933	(65.9)%

Total primary new insurance written	$11,407	$15,674	(27.2)%	$20,205	$27,916	(27.6)%

The decreases in PMI’s primary NIW in the quarter and six months ended June 30, 2004 compared to corresponding periods in 2003 were driven primarily by the lower volume of residential mortgage originations and, to a lesser extent, to reduced opportunities for bulk insurance writings. As estimated by Mortgage Bankers Association of America, total U.S. residential mortgage originations during the first six months of 2004 decreased to $1.5 trillion from $2.0 trillion in the corresponding period in 2003.

Traditional pool insurance—Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs, or GSE Pool, and to the capital markets, or Old Pool. GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $127.1 million at June 30, 2004 and $490.9 million at June 30, 2003. Old Pool risk in force was $599.3 million at June 30, 2004 and $731.4 million at June 30, 2003.

Modified pool insurance—PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking capital relief, or a reduction of default risk beyond the protection provided by existing primary insurance, or with respect to loans that do not require primary insurance. During the second quarter and six months ended June 30, 2004, PMI wrote $59.5 million and $129.8 million of modified pool risk, respectively, compared to $66.2 million and $139.8 million in the corresponding periods of 2003. Modified pool risk in force was $1.5 billion at June 30, 2004 and $1.3 billion at June 30, 2003.

Insurance and risk in force—PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of June 30,		Percentage Change
	2004	2003
	(In millions)
Primary insurance in force	$104,206	$103,506	0.7%
Primary risk in force	$24,802	$24,089	3.0%
Pool risk in force	2,535	2,830	(10.4)%
Policy persistency rate—Primary	52.8%	46.3%	6.5	pps

The increases in primary insurance in force and risk in force at June 30, 2004 compared to June 30, 2003 were driven by higher persistency. Rising mortgage interest rates and a corresponding decline in refinance activity caused policy cancellations to decrease by 35% and 34% to $11.5 billion and $21.2 billion in the second quarter and first six months of 2004, respectively, compared to $17.7 billion and $32.0 billion in the corresponding periods in 2003. PMI’s persistency rate increased from 46.3% as of June 30, 2003 to 52.8% as of June 30, 2004.

Credit characteristics—PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. A small number of loans insured by PMI include both less-than-A quality and non-traditional characteristics. Generally, less-than-A quality and non-traditional loans exhibit higher default and delinquency rates and faster prepayment speeds than PMI’s A quality and traditional loans. However, in 2003 and 2004, a period of heavy refinancing activity, the prepayment speed of PMI’s A quality and traditional loans exceeded the prepayment speed of PMI’s less-than-A quality and non-traditional loans.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its flow channel and bulk channel primary NIW and modified pool insurance written.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(In millions)				(In millions)
Less-than-A quality loan amounts and as a percentage of :
Primary NIW—flow channel	$729	7%	$879	7%	$1,353	7%	$1,757	7%
Primary NIW—bulk channel	291	29%	1,424	45%	354	26%	1,585	40%

Total primary NIW	1,020	9%	2,303	15%	1,707	8%	3,342	12%
All modified pool insurance written	55	2%	18	1%	200	3%	163	4%

Total primary and modified pool insurance written	$1,075	8%	$2,321	13%	$1,907	7%	$3,505	11%

Non-traditional loan amounts and as a percentage of :
Primary NIW—flow channel	$2,661	26%	$1,676	13%	$4,627	25%	$3,184	13%
Primary NIW—bulk channel	432	43%	832	26%	482	36%	994	25%

Total primary NIW	3,093	27%	2,508	16%	5,109	25%	4,178	15%
All modified pool insurance written	1,940	76%	1,496	75%	5,389	84%	2,027	49%

Total primary and modified pool insurance written	$5,033	36%	$4,004	23%	$10,498	39%	$6,205	19%

Nearly all of the modified pool insurance written classified as non-traditional received such classification as a result of the reduced documentation for the underlying loans and not as a result of any particular credit characteristic. The following table presents PMI’s less-than-A quality loans, non-traditional loans or both as percentages of primary risk in force.

	As of June 30,
	2004	2003
As a percentage of primary risk in force:
Less-than-A quality loans	11%	12%
Less-than-A quality loans with FICO scores below 575 *	3%	3%
Non-traditional loans	16%	13%
Less-than-A quality or non-traditional or both	26%	24%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s of less-than-A quality loan portfolio

The percentage of PMI’s primary risk in force comprised of loans with LTVs above 97% has increased from 5% as of June 30, 2003 to 10% as of June 30, 2004. LTV is the ratio of the original loan amount to the value of the property. This increase is due, in part, to changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and to the expansion of underwriting guidelines by lenders and PMI as a result of market outreach efforts. We believe that loans with LTVs greater than 97% have higher risk characteristics than loans below 97% LTV.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$33.3	$23.2	44%	$69.5	$42.6	63%
Losses, expenses and interest	$10.9	$7.6	43%	$22.3	$13.3	68%
Net income	$25.0	$16.6	51%	$52.0	$30.7	69%

The change in the average foreign currency exchange rates from the second quarter and first six months of 2003 to the corresponding periods in 2004 favorably impacted our International Operations net income by $2.3 million and $7.7 million, respectively, primarily due to the appreciation in the Australian dollar. This foreign currency translation impact is calculated using the change in the average monthly exchange rates to the current period ending net income in the local currencies.

In the second quarter of 2004, we purchased foreign currency put options designed to mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to both the Australian dollar and the Euro in 2004. In particular, we purchased Australian dollar put options and Euro put options, which expire ratably over the remainder of calendar year 2004, for a combined cost of $1.1 million. Net income from our International segment could be negatively impacted in the second half of 2004 by a strengthening of the U.S. dollar in the event that net income in either of the respective functional currencies exceeds the notional balances of the options purchased. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the total negative impact to consolidated net income in 2004 will be limited to the cost of the options purchased.

PMI Australia

The table below sets forth the results of PMI Australia for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change/ Variance	2004	2003	Percentage Change/ Variance
	(USD in millions)			(USD in millions)
Net premiums written	$38.4	$28.4	35%	$74.2	$49.6	50%

Premiums earned	$26.7	$19.8	35%	$55.6	$37.1	50%
Net investment income and other	9.0	6.1	48%	18.3	11.1	65%
Other income	1.1	0.3	267%	1.3	0.3	333%
Losses and LAE	(0.2)	0.5	140%	(0.4)	1.4	129%
Underwriting and operating expenses	(8.9)	(6.5)	37%	(17.9)	(12.2)	47%
Income taxes	(8.5)	(6.5)	31%	(17.4)	(11.9)	46%

Net income	$19.2	$13.7	40%	$39.5	$25.8	53%

Loss ratio	0.7%	(2.5)%	3.2pps	0.7%	(3.8)%	4.5pps
Expense ratio	23.2%	22.9%	0.3pps	24.1%	24.6%	(0.5)pps

The increases in PMI Australia’s net income in the second quarter and first six months of 2004 compared to corresponding periods in 2003 were due primarily to increases in premiums written and earned. The reported results of PMI Australia were favorably affected by the appreciation of the Australian dollar in 2004. The average AUD/USD currency exchange rate was 0.7149 and 0.7400 for the second quarter and first half of 2004 compared to 0.6409 and 0.6171 for the corresponding periods in 2003. The change in the average AUD/USD currency exchange rates from the second quarter of 2003 to the second quarter of 2004 and the first half of 2003 to the first half of 2004 favorably impacted PMI Australia’s net income by $2.0 million and $6.5 million, respectively. This foreign currency translation impact is calculated using the change in the average monthly exchange rate to the current period ending net income in the local currency.

In April 2004, PMI Australia purchased foreign currency put options for the purpose of hedging 2004 net income against a strengthening U.S. dollar relative to the Australian dollar. These options, with a total pre-tax cost of $1.0 million, will expire at the end of 2004. The year to date reduction to net income resulting from the change in the spot exchange rate from December 31, 2003 was $0.6 million. The year to date net gains recognized to income related to these purchased options was $0.9 million.

Premiums written and earned—In addition to foreign currency exchange rate appreciation, the increases in PMI Australia’s net premiums written and premiums earned for the second quarter and first half of 2004 over the corresponding periods in 2003 were due to increases in NIW and insurance in force. These increases were attributable primarily to the strong mortgage origination market in Australia and New Zealand, as well as a reduction in the number of market participants underwriting mortgage insurance.

Net investment income—In addition to foreign currency exchange rate appreciation, the increases in net investment income in the second quarter and first half of 2004 over corresponding periods in 2003 were due to the growth of PMI Australia’s investment portfolio and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, was $646.1 million at June 30, 2004 compared to $523.8 million at June 30, 2003. The growth was driven by positive cash flows from operations. The pre-tax book yield was 5.84% and 5.18% for the second quarter and first half of 2004, respectively.

Losses and LAE—The increases in losses and LAE in the second quarter and first six months of 2004 over the corresponding periods in 2003 was largely due to a reduction in loss reserves in the first half of 2003. See Critical Accounting Policies and Estimates, below. PMI Australia has continued to experience low levels of claim payments and default rates attributable primarily to the current low interest rate environment, low unemployment levels and home value appreciation in Australia and New Zealand. PMI Australia’s default rate at June 30, 2004 was 0.15% compared with 0.22% at June 30, 2003.

Underwriting and operating expenses—The increases in underwriting and operating expenses in the second quarter and first half of 2004 compared to corresponding periods in 2003 were due to increases in payroll and payroll related expenses, primarily due to increased employee head-count, and profit commissions related to captive reinsurance agreements. Underwriting and operating expenses were also negatively affected by foreign currency exchange rate appreciation.

Primary NIW and risk in force—PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(USD in millions)			(USD in millions)
Flow insurance written	$4,992	$3,472	44%	$10,268	$6,386	61%
RMBS insurance written	3,660	1,635	124%	6,648	2,845	134%

Total primary new insurance written	$8,652	$5,107	69%	$16,916	$9,231	83%

				As of June 30,
				2004	2003
Primary insurance in force				$91,467	$68,954	33%
Primary risk in force				$82,764	$62,913	32%

The increases in primary NIW in the second quarter and first half of 2004 over corresponding periods in 2003 were driven by strong mortgage origination activity in Australia. The increases in primary insurance in force and risk in force in the second quarter of 2004 over the second quarter of 2003 were attributable to the increased volume of NIW during the past 12 months. The significant increase in RMBS insurance written in the first half of 2004 over the corresponding period in 2003 reflects increased securitization activity in the Australian market and the fact that there are limited market participants providing mortgage insurance for RMBS in the Australian market.

PMI Europe

The following table sets forth the results of PMI Europe for the three months and six months ended June 30, 2004 and 2003.

	Three Month Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$5.0	$2.2	127%	$10.4	$3.0	246%
Other income	1.3	—	—	2.7	—	—
Net investment income	2.0	1.1	82%	4.7	2.3	104%
Losses and LAE	(0.6)	(1.0)	(40)%	(1.3)	(1.3)	—
Underwriting and operating expenses	(1.1)	(0.6)	83%	(2.7)	(1.2)	125%
Income taxes	(2.3)	(0.2)	—	(4.8)	(0.4)	—

Net income	$4.3	$1.5	187%	$9.0	$2.4	275%

The reported results of PMI Europe were favorably affected by the appreciation of the Euro in 2004. The average Euro/USD currency exchange rate was 1.2056 for the second quarter of 2004 and 1.2275 for the first half of 2004 compared to 1.1371 and 1.1057 for the corresponding periods in 2003. The change in the average Euro/USD currency exchange rates from the second quarter and six months ended 2003 to the second quarter and six months ended 2004 favorably impacted PMI Europe’s net income by $0.3 million and $1.2 million, respectively. This foreign currency translation impact is calculated using the change in the average monthly exchange rate to the current period ending net income in the local currency.

In June 2004, PMI purchased foreign currency put options for the purpose of hedging 2004 net income against a strengthening U.S. dollar relative to the Euro. These options, with a total cost of $0.1 million, will expire at the end of 2004. The year to date reduction to net income resulting from the change in the spot exchange rate from December 31, 2003 was $0.3 million. The year to date net effect recognized to net income related to the purchased options was nominal.

In addition to foreign currency exchange rate appreciation, the increases in net income in the second quarter and first half of 2004 over corresponding periods in 2003 were primarily attributable to increases in premiums earned. The increases in premiums earned were due to the continued growth of PMI Europe’s portfolio and particularly the acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA. At the time of acquisition, the portfolio covered approximately $15 billion of original insured principal balance and $2.3 billion of remaining exposure. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million were unearned premium reserves. R&SA has also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions. Under the terms of the agreement, R&SA and PMI Europe share certain economic benefits if loss performance is better than expected.

PMI Europe’s net investment income includes interest and dividend income from its investment portfolio, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. Interest and dividend income increased to $1.7 million in the second quarter of 2004 from $1.1 million in the corresponding period in 2003, due to the growth of the investment portfolio. PMI Europe’s investment portfolio, including cash and cash equivalents, as of June 30, 2004 was $196.6 million compared to $108.4 million as of June 30, 2003. The growth of the investment portfolio from the previous year was primarily driven by cash received in connection with the R&SA portfolio acquisition, positive cash flows from operations and the appreciation of the Euro relative to the U.S. dollar. The pre-tax book yield was 4.45% as of June 30, 2004 and 4.85% as of June 30, 2003. PMI Europe incurred net realized investment gains of $0.3 million in the second quarter of 2004.

PMI Europe entered into one credit default swap transaction during the second quarter of 2004. PMI Europe is currently a party to four transactions that were classified as derivatives in accordance with SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. However, initial fair value gains were deferred in accordance with Emerging Issues Task Force (EITF) No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. As of June 30, 2004, $6.6 million of deferred gains related to initial fair value was included in other liabilities and $0.3 million and $0.6 million of accretion from deferred gains were included in other income in the second quarter and first six months of 2004, respectively. Subsequent changes in the value, exclusive of accretion, of derivative contracts resulted in a $1.0 million and $2.1 million gain in the second quarter and first six months of 2004, respectively, which were also included in PMI Europe’s other income.

Losses and LAE performance in the second quarter and first half of 2004 continued to be favorable. PMI Europe increased its loss reserves in the second quarter of 2004 primarily as a result of additional reserves posted for non-derivative accounted credit default swap transactions. Claims paid totaled $0.2 million, including claim payments under credit default swaps, in the second quarter of 2004; no claims were paid in the second quarter of 2003.

The increases in underwriting and operating expenses in the second quarter and first half of 2004 compared to corresponding periods in 2003 were due primarily to increases in staff and costs associated with expansion efforts.

As of June 30, 2004, PMI Europe had assumed $2.9 billion of risk on $24.4 billion of mortgages on properties in the United Kingdom and $0.3 billion of risk on $8.9 billion of mortgages on properties in Germany and the Netherlands. As of June 30, 2004, PMI Europe had assumed first loss default risk (including the R&SA acquired portfolio) of $2.4 billion in the United Kingdom and Germany.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(USD in millions)			(USD in millions)
Gross reinsurance premiums written	$2.6	$2.0	30%	$4.4	$2.9	52%
Reinsurance premiums earned	$1.5	$1.3	15%	$3.5	$2.5	40%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation. The increases in gross reinsurance premiums written and reinsurance premiums earned in the second quarter and first half of 2004 over corresponding periods in 2003 were due primarily to an increase in mortgage origination activity in Hong Kong.

Financial Guaranty

The following table sets forth the results of PMI’s financial guaranty segment for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Equity in earnings from:
FGIC	$17.9	$—	$31.5	$—
RAM Re	1.8	1.2	3.1	1.4

Total equity earnings	19.7	1.2	34.6	1.4
Income taxes	2.2	0.4	3.6	0.5

Net income	$17.5	$0.8	$31.0	$0.9

We completed our acquisition of a 42% ownership interest in FGIC Corporation in December 2003; therefore, no equity in earnings from FGIC Corporation is presented for the second quarter or first six months of 2003. The increase in equity in earnings from RAM Re was largely due to an increase in premiums earned, a decrease in its provisions for losses, and an increase in investment income.

Other

The results of our Other segment include: other income and related operating expenses of MSC; investment income, interest expense and corporate overhead of The PMI Group; the results of our dormant U.S. insurance companies; equity in earnings from SPS; and the results from discontinued operations of APTIC. Our Other segment results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(In millions)			(In millions)
Net investment income	$5.0	$4.5	11%	$8.8	$8.5	4%
Equity in earnings of unconsolidated strategic investments	$0.2	$0.7	(71)%	$1.1	$6.4	(83)%
Other income	$7.4	$14.0	(47)%	$14.6	$24.6	(41)%
Other operating expenses	$(26.5)	$(29.5)	(10)%	$(52.3)	$(52.0)	1%
Income from discontinued operations APTIC	$—	$3.1	(100)%	$3.8	$6.1	(38)%
Gain on sale of discontinued operations, net of income taxes	$—	$—	—	$30.1	$—	—
Net income (loss)	$(9.1)	$(3.8)	139%	$16.2	$(0.3)	—

Our Other segment’s net loss increased in the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of the lack of income from APTIC in the second quarter of 2004 and increased interest expense associated with the $345.0 million of new debt raised in the fourth quarter of 2003. In addition, the increase to the net loss was offset by a slight increase in net investment income due primarily to purchases of higher yielding investments during 2004 and interest from our related party receivables.

The increase in net income in the first six months of 2004 over the corresponding period in 2003 was primarily due to the gain from our sale of APTIC, which closed in March 2004, offset by reductions in fee income from contract underwriting and reductions in earnings from SPS, as well as only one quarter of income from APTIC.

The decrease in equity earnings of unconsolidated strategic investments in the first six months of 2004 compared to the first six months of 2003 was due primarily to a decrease in equity in earnings of SPS. Equity in earnings of SPS was $0.4 million in the first six months of 2004 compared to $6.7 million in the corresponding period in 2003. This decrease was primarily due to the decline in SPS’s servicing portfolio resulting from rating actions described below.

As a result of rating agency downgrades in 2003, Select Servicing lost its qualification to be named as a primary servicer on residential mortgage-backed securities, or RMBS, transactions rated by Moody’s Investors Service, or Moody’s and Standard & Poor’s Rating Service, or S&P. On April 28, 2004, Moody’s raised Select Servicing’s servicer ratings from SQ4 (“below average”) to SQ3 (“average”). On May 7, 2004, S&P raised Select Servicing’s servicer ratings from “below average” to “average.” As a result, Select Servicing is now qualified to be named as primary servicer on future RMBS transactions rated by S&P and/or Moody’s. We regularly evaluate our investment balance in SPS for other-than-temporary impairment in accordance with GAAP. (See Critical Accounting Policies and Estimates—Impairment Analysis of Investments in Unconsolidated Subsidiaries.)

Select Servicing’s servicing practices have been the subject of investigations by the Federal Trade Commission, or FTC, the Department of Housing and Urban Development, or HUD, and the Department of Justice, as well as putative state and national class actions. In October 2003, the United States District Court for the District of Massachusetts approved a settlement that resolves the investigations by the FTC and HUD. In May 2004, the District Court approved a nationwide settlement that resolves claims raised in approximately 40 putative class action lawsuits. The FTC and HUD settlement provides for the implementation of a $40.0 million redress fund and certain changes to Select Servicing’s servicing practices. In the second quarter of 2004, in exchange for a promissory note from SPS, and pursuant to our guarantee of approximately two-thirds of Select Servicing’s obligations under a $30.7 million letter of credit, we provided to Select Servicing $19.7 million of the $40.0 million redress fund established pursuant to the FTC and HUD settlement, resulting in a corresponding increase to our related party receivable balance. (See Part II—Other Information, Item 1. Legal Proceedings.)

Regulatory agencies in two states in which Select Servicing does a significant amount of business have indicated that, notwithstanding the settlement by SPS with the FTC and HUD, they intend to require Select Servicing to refund to consumers in their respective states amounts that they allege Select Servicing had improperly collected and to enter into consent decrees regulating various aspects of Select Servicing’s business. In addition, SPS has entered into consent orders with the States of Florida and Maryland under which it has agreed to change certain of its practices and refund certain amounts to borrowers in those states. Other states could also seek to require such refunds or consent orders.

Other income, which was generated by MSC, decreased in the second quarter and first half of 2004 over the corresponding periods of 2003, primarily driven by a decline in contract underwriting activity related to lower mortgage origination and refinance volume.

Other operating expenses, which were incurred by MSC and The PMI Group, were generally flat in the second quarter and first six months of 2004 compared to corresponding periods in 2003, primarily as a result of a decrease in contract underwriting expense allocation offset by an increase in interest expense relating to monthly interest on our equity units issued in November 2003.

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

Dividends

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On June 23, 2004, the Director of the Arizona Department of Insurance approved PMI’s extraordinary dividend request of $150 million, and this dividend was paid to The PMI Group in July 2004. No further dividends may be paid prior to July 2005 without the prior approval of the Director of the Arizona Department of Insurance.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

In August 2004, our Board of Directors approved a $0.03 per share annual dividend increase beginning in the third quarter of 2004 and the establishment of a dividend reinvestment plan by year end 2004.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between the PMI Group and other investors in FGIC Corporation, and its 6.0% senior notes. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC Corporation is subject to commitments to the department that it will prevent FGIC from paying any dividends for a period of two years from the date of the acquisition, or December 18, 2005, without the prior written consent of the New York Insurance Department.

Consolidated Investment Portfolio

Our consolidated investment portfolio holds primarily investment grade readily marketable fixed income and equity securities. At June 30, 2004, the fair value of these securities in our consolidated investment portfolio increased to $3.1 billion from $2.8 billion at December 31, 2003. The increase was primarily the result of investment activity due to positive cash flows from consolidated operations, our common stock and equity units’ offerings in the fourth quarter of 2003, and the proceeds from the sale of APTIC in the first quarter of 2004, partially offset by a decrease in unrealized gains in our portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, U.S. and foreign government bonds and corporate bonds. In accordance with SFAS No. 115, our entire investment portfolio is designated as available-for-sale and reported at fair value, and the change in fair value is recorded in accumulated other comprehensive income.

The following table summarizes our consolidated investment portfolio as of June 30, 2004 and December 31, 2003:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
June 30, 2004
Fixed income securities	$2,679,407	$92,667	$(21,227)	$2,750,847
Equity securities:
Common stock	95,322	22,691	(341)	117,672
Preferred stock	105,794	4,123	(192)	109,725

Total equity investments	201,116	26,814	(533)	227,397
Short-term investments	114,193	—	(1,995)	112,198

Total investments	$2,994,716	$119,481	$(23,755)	$3,090,442

December 31, 2003
Fixed income securities	$2,419,456	$138,778	$(4,050)	$2,554,184
Equity securities:
Common stock	92,640	24,401	(313)	116,728
Preferred stock	105,795	5,292	(17)	111,070

Total equity investments	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

The decreases in unrealized holding gains in the second quarter and six months ended June 30, 2004 compared to the corresponding periods in 2003 were primarily due to increases in fixed income security interest rates causing market value declines relative to the consolidated fixed income portfolio. The decreases were also affected by the strengthening U.S. dollar relative to the Australian dollar which decreased the value of our international portfolio for the second quarter and six months ended June 30, 2004. In addition, the stronger U.S. dollar relative to the Australian dollar primarily caused the increase in changes in foreign currency translation losses for the second quarter and six months ended June 30, 2004.

Net Investment Income

The components of net investment income are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Fixed income securities	$38,869	$30,499	$74,435	$60,642
Equity securities	2,289	1,990	4,643	3,719
Short-term investments	3,222	1,739	5,975	2,874

Investment income before expenses	44,380	34,228	85,053	67,235
Investment expenses	(758)	(102)	(1,390)	(55)

Net investment income	$43,622	$34,126	$83,663	$67,180

Net investment income increased in the second quarter and first six months ended 2004 over the corresponding periods in 2003 primarily due to growth in our investment portfolio and municipal bond refundings of $1.7 million for the quarter and $1.9 million year to date. Our pre-tax book yield was 5.0% at June 30, 2004, down from 5.4% at December 31, 2003. The decline reflects the reinvestment of maturing, higher yielding investments into lower yielding investments in our U.S. investment portfolio, partially offset by investments of excess cash from operations.

Debt and Equity Financing

We are currently negotiating a credit facility of approximately $150 million to be available for general corporate purposes.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of June 30, 2004, our consolidated shareholders’ equity was $2.9 billion. Our long-term debt outstanding at June 30, 2004 was $819.5 million and consisted of the following:

•	$360.0 million in principal amount of 2.50% Senior Convertible Debentures due July 15, 2021 issued by The PMI Group;

•	$62.9 million in principal amount of 6.75% Notes due November 15, 2006 issued by The PMI Group;

•	$51.6 million in principal amount of 8.309% Subordinated Debentures due February 1, 2027 issued to an unconsolidated subsidiary trust of The PMI Group; and

•	$345.0 million in principal amount of Senior Notes, maturing on November 15, 2008, with a coupon of 3.0% per annum, issued by The PMI Group.

The Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,032,100 shares of common stock for an aggregate purchase price of $345.0 million. Contract adjustment payments will be made on the stated value of the equity units at a rate of 2.875% per annum. Also in November 2003, we issued 5,750,000 shares of our common stock for an aggregate purchase price of approximately $220 million. As a result of the Senior Notes offering, our ability to issue significant amounts of additional indebtedness, while maintaining The PMI Group’s senior debt ratings and outlook as well as PMI’s financial strength ratings and outlook, could be limited.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2004, 2006, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common stock over a specified period, provided that the shares of common stock to be issued are registered under the Securities Act, if required. On July 15, 2004, certain debenture holders required us to repurchase a nominal amount of the debentures.

Uses of Funds

The PMI Group’s principal uses of funds are payments of dividends to shareholders, common stock repurchases, investments and acquisitions, and interest payments. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $385.2 million at June 30, 2004, compared to $307.9 million at December 31, 2003. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, its dividend policy, and rating agency considerations. It is our present intention to maintain at least $100 million of liquidity at our holding company for rating agency purposes. We believe that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.

If we wish to make further investments, pursue other strategic opportunities or provide additional capital to our existing operations, we may need to raise additional funds. Our ability to do so will be dependent on our access to the debt or equity markets and/or the availability of dividends from our insurance subsidiaries, which are subject to rating agency and insurance regulatory considerations and risk-to-capital limitations.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries, investment income derived from our investment portfolios and debt and equity financings by The PMI Group as described above. We believe that we have sufficient cash to meet our short- and medium-term obligations.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $186.1 million in the first six months of 2004 compared to $177.6 million in the first six months of 2003. This increase is primarily related to the increase in net income from continuing operations, the decline of policy acquisition costs and the timing of the payment of the tax liability generated by the gain on the sale of APTIC.

Consolidated cash flows used in investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries, and capital expenditures, was $287.0 million in the first six months of 2004 and $132.5 million in the first six months of 2003. This increase was due primarily to the purchase of additional investments, partially funded by proceeds from the sale of APTIC.

Consolidated cash flows generated by financing activities, including proceeds from the issuance of equity relating to our benefit plans and proceeds from issuance of stock net of dividends paid to shareholders, was $14.8 million in the six months ended 2004 compared to $(19.4) million net cash used in the six months ended 2003. The variance was due primarily to our repurchase of common stock in the first quarter of 2003.

Commitments and Contingencies

Our contractual obligations include long-term debt, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. As of June 30, 2004, CMG’s risk-to-capital ratio was 13.3 compared to 13.4 as of December 31, 2003.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•	S&P has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A” and a preferred stock rating of “A-”; has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA;” and has assigned PMI Australia and PMI Europe financial strength ratings of “AA.” S&P’s outlook with respect to these ratings is stable.

•	Fitch Ratings, or Fitch, has assigned The PMI Group “A+” long-term issuer and senior debt ratings; has assigned PMI Mortgage Insurance Co. a “AA+” insurer financial strength rating; has assigned PMI Australia and PMI Europe insurer financial strength ratings of “AA;” and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A+” capital securities rating. Fitch’s rating outlook is stable with respect to these ratings.

•	Moody’s has assigned a “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and the 5.875% equity units; has assigned PMI Mortgage Insurance Co. a “Aa2” (stable outlook) insurance financial strength rating; has assigned PMI Australia a “Aa2” (stable outlook) insurance financial strength rating; and has assigned PMI Europe a “Aa3” (stable outlook) insurance financial strength rating.

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

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in regulatory conditions that may affect demand for mortgage insurance, competition, or the need for us to make capital contributions to our subsidiaries and underwriting and investment losses. We are reviewed at least annually by the rating agencies as part of their normal review process. As a result of S&P’s annual review, on May 17, 2004, S&P downgraded the ratings of The PMI Group and PMI to “A” and “AA,” respectively, while changing its outlook with respect to these ratings from negative to stable. S&P has also designated PMI Australia and PMI Europe to be core businesses of The PMI Group, and Moody’s has also designated PMI Australia as a core business of The PMI Group. A subsidiary is granted core status when its activities are closely aligned to the parent, it has similar risk profile to the parent, it is successful and its operations are closely integrated with the parent. Additionally, it allows for parity in ratings between the core subsidiaries and their parent.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss reserve model is assigned different weightings based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range at June 30, 2004. Changes in loss reserves can materially affect our consolidated net income. The process of reserving for losses requires us to forecast interest rate and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment. In addition, different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of June 30, 2004 on a segment and consolidated basis:

	As of June 30, 2004
	Low	High	Recorded
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$291.4	$371.6	$334.7
International Operations *	19.7	22.0	22.3

Consolidated loss and LAE reserves, gross of reinsurance recoverable	$311.1	$393.6	$357.0

*	International Operations includes loss and LAE reserves for PMI Australia and $12.8 million of reserves for PMI Europe. We have not established a range of loss reserves for PMI Europe as of June 30, 2004.

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of June 30, 2004, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $291.4 million to $371.6 million. As of June 30, 2004, PMI’s reserves for losses and LAE were $334.7 million (gross of reinsurance recoverable), which represented our best estimate and approximately the midpoint of the actuarial range of loss. We believe the amount recorded represents the most likely outcome within the actuarial range.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. With respect to PMI’s reserves at June 30, 2004, our recording of $334.7 million, the approximate midpoint of the actuarial range, was influenced by our belief that PMI’s number of delinquencies, average claim rate and average claim size are currently less volatile relative to prior periods.

Our current recorded loss reserve balance represents an increase of $9.4 million from PMI’s reserve balance of $325.3 million at December 31, 2003. Our increase to the reserve balance at June 30, 2004 was due primarily to expected higher proportions of delinquencies developing into claims partially offset by a decrease in reported delinquencies since December 31, 2003.

The following table provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance at January 1,	$325,262	$315,718
Reinsurance recoverable	(3,275)	(3,846)

Net beginning balance	321,987	311,872
Loss and LAE incurred (principally with respect to defaults occurring in)
Current year	118,038	109,004
Prior years	(3,328)	(5,897)

Total incurred	114,710	103,107
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(430)	(64)
Prior years	(104,324)	(96,916)

Total payments	(104,754)	(96,980)

Net ending balance	331,943	317,999
Reinsurance recoverable	2,801	3,138

Balance at June 30,	$334,744	$321,137

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $104.8 million and $97.0 million for the six months ended June 30, 2004 and 2003, respectively, reflect actual amounts paid during the period presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $114.7 million and $103.1 million for the six months ended June 30, 2004 and 2003, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to estimation. Within the total losses and LAE incurred line item are reductions to losses incurred related to prior periods of $3.3 million and $5.9 million for the six months ended June 30, 2004 and 2003, respectively. By setting out losses and LAE incurred by accident year, the table below breaks down the six months ended June 30, 2004 and 2003 reductions in reserves by particular accident years.

	Losses and LAE Incurred				Change in Incurred
					2004 vs. 2003	2003 vs. 2002
Accident Year	June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
	(Dollars in millions)
1998 and Prior	$—	$—	$—	$—	$(0.1)	$(1.0)
1999	69.2	69.4	69.6	70.0	(0.2)	(0.4)
2000	102.5	103.6	104.6	101.4	(1.1)	3.2
2001	183.1	183.7	178.1	157.0	(0.6)	21.1
2002	210.9	204.1	206.2	235.0	6.8	(28.8)
2003	210.2	218.3	—	—	(8.1)	—
2004	118.0	—	—	—	—	—

					$(3.3)	$(5.9)

The $3.3 million and $5.9 million in reductions in losses and LAE incurred related to prior years for the six months ended June 30, 2004 and the six months ended June 30, 2003, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $5.9 million reduction in prior years’ reserves in the six months ended June 30, 2003 was due primarily to our reallocation of reserves predominantly between the accident years 2002 and 2001.

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. As of June 30, 2004, the actuarial range for PMI Australia’s reserves for losses and LAE ranged from $6.9 million to $9.2 million. As of June 30, 2004, PMI Australia’s reserves for losses and LAE were $9.5 million, which represented our best estimate and a decrease of $0.7 million from PMI Australia’s reserve balance of $10.2 million at December 31, 2003. The $0.7 million decrease in PMI Australia’s reserves for losses and LAE since December 31, 2003 was due primarily to foreign currency translation as a result of the weakening of the Australian dollar relative to the U.S. dollar. Our recorded reserves in Australia were slightly above the high end of the actuarial range of loss and in doing so we were influenced in part by Australian insurance regulations requiring higher confidence levels for reserve balances and our belief that the recent low loss rates experienced by PMI Australia may not be sustainable in the future as its current loans in default ultimately go to claim.

PMI Europe’s loss reserves at June 30, 2004 were $12.8 million compared to $12.1 million at December 31, 2003. Currently we do not determine an actuarial range of loss for PMI Europe’s loss reserves. As we accumulate additional loss data related to the acquired R&SA portfolio, we anticipate determining an actuarial range of loss. We establish PMI Europe’s loss reserves for credit default swap transactions consummated before July 1, 2003, primary insurance and excess-of-loss reinsurance. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through a derivative accounting treatment in accordance with SFAS No. 149. PMI Europe’s loss reserving methodology contains three components: case reserves, IBNR reserves, and reserves on risk-remote positions. Case and IBNR reserves are based upon PMI Europe’s estimation of incurred loss. Reserves on risk-remote positions are based on the assumption that even in transactions where the likelihood of loss to PMI Europe is remote, a series of such transactions represent an increased likelihood that some small percentage of these transactions may experience losses. Therefore, PMI Europe has calculated reserves on risk-remote positions based upon historical bond default rates at the corresponding rating levels.

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance at January 1,	$21,674	$17,848
Reinsurance recoverable	—	(578)

Net beginning balance	21,674	17,270
Loss and LAE incurred (principally with respect to defaults occurring in)
Current year	9,297	12,495
Prior years	(7,655)	(12,630)

Total incurred	1,642	(135)
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(58)	(111)
Prior years	(665)	(1,600)

Total payments	(723)	(1,711)
Foreign currency translation	(1,248)	3,087

Net ending balance	21,345	18,511
Reinsurance recoverable	936	474

Balance at June 30,	$22,281	$18,985

The decreases of $7.7 million and $12.6 million in loss and LAE incurred relating to prior years in the six months ended June 30, 2004 and 2003, respectively, were primarily the result of a reduction in PMI Australia’s loss reserves in the six months ended June 30, 2003 combined with a favorable development of actual claim amounts and adjustments to ultimate claim rates in both 2003 and 2004.

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

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholder’s equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. There was no other-than-temporary decline in the fair value of the investment portfolio in the second quarter or six months ended 2004, compared to no write-downs in the second quarter of 2003 and $0.1 million of write-downs for the six months ended 2003.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$456,852	$(11,502)	$—	$—	$456,852	$(11,502)
Foreign governments	261,977	(2,460)	32,748	(1,296)	294,725	(3,756)
Corporate bonds	234,214	(5,056)	20,576	(904)	254,790	(5,960)
U.S. government and agencies	218	(9)	—	—	218	(9)

Total fixed income securities	953,261	(19,027)	53,324	(2,200)	1,006,585	(21,227)
Equity securities:
Common stocks	6,331	(311)	950	(30)	7,281	(341)
Preferred stocks	7,185	(192)	—	—	7,185	(192)

Total equity securities	13,516	(503)	950	(30)	14,466	(533)
Short-term investments	102,422	(1,995)	—	—	102,422	(1,995)

Total	$1,069,199	$(21,525)	$54,274	$(2,230)	$1,123,473	$(23,755)

We have determined that there was no other-than-temporary impairment in our consolidated investment portfolio as of June 30, 2004. Unrealized losses were primarily due to interest rate fluctuations during the period and as such do not qualify for other-than-temporary impairment as we have the intent and ability to hold until maturity.

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

As of June 30, 2004, our total investments in SPS were $156.2 million and consisted primarily of $110.5 million book value of our equity investment and $45.7 million of related party receivables. We evaluated these investments as of June 30, 2004 and determined that there was no other-than-temporary decline in the carrying value. We have considered all factors affecting the value of our investment both positive and negative during the quarter, including the recent servicer ratings upgrades by Moody’s and S&P. Accordingly, we have not recognized an impairment charge with respect to our total investment in SPS. We will continue to evaluate our investment balance in SPS for potential impairment in accordance with GAAP.

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

We could be affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of June 30, 2004, 10% of PMI’s primary risk in force was located in Florida, 8% was located in California, and 7% was located in Texas. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas of the U.S. As of June 30, 2004, approximately 15% of PMI’s policies in force related to loans located in Wisconsin, Michigan, Illinois, Indiana and Ohio. Collectively these states have experienced higher default rates in 2004 than other regions of the U.S.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums PMI earns each year is generated from insurance policies written in previous years. As a result, a decrease in the length of time that PMI’s policies remain in force could cause our revenues to decline. Factors that lead to borrowers canceling their mortgage insurance include: current mortgage interest rates falling below the rates on the mortgages underlying PMI’s insurance in force, which frequently results in borrowers refinancing their mortgages; and appreciation in the values of the homes underlying the mortgages PMI insures.

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

In our experience, mortgage loans with high loan-to-value ratios have higher claims frequency rates than mortgages with lower loan-to-value ratios. At June 30, 2004, approximately 55% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90%. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s current principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made.

Also as of June 30, 2004, approximately 11% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole. We cannot be sure that the premiums that PMI charges will adequately offset the associated risk of higher loan-to-value loans and ARMs.

PMI’s loss experience may increase as PMI’s policies continue to age.

The majority of claims with respect to primary insurance written through PMI’s flow channel have historically occurred during the third through the sixth years after issuance of the policies. PMI’s primary bulk loans that result in claims generally reach claims status more quickly than primary flow loans. As of June 30, 2004, approximately 94% of PMI’s primary risk in force was written after December 31, 1998 and 80% was written after December 31, 2001. Accordingly, a significant majority of PMI’s primary portfolio is in, or approaching, its peak claim years. We believe PMI’s loss experience may increase as PMI’s policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations would be harmed.

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

The Office of Federal Housing Enterprise Oversight, or OFHEO, has issued a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. PMI Mortgage Insurance Co. has been assigned financial strength ratings of “AA” by S&P, “AA+” by Fitch and “Aa2” by Moody’s. The rule also provides capital guidelines for Fannie Mae and Freddie Mac, or the GSEs, in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. Although it has not occurred to date, if the rule resulted in the GSEs increasing their use of either “AAA”-rated mortgage insurers instead of “AA”-rated entities or credit protection counterparties other than mortgage insurers, our consolidated financial condition and results of operations could be adversely affected. Legislation is pending in Congress concerning the GSEs which would empower a new regulator to issue new capital rules for the GSEs. We cannot estimate whether this legislation will be enacted, its content or its impact on our consolidated financial condition and results of operations.

If mortgage lenders and investors select alternatives to private mortgage insurance, such as 80/10/10 loans, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.

Mortgage lenders have been increasingly structuring mortgage originations to avoid private mortgage insurance, primarily through the use of 80/10/10 loans. In an 80/10/10 loan, mortgages are structured to include a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio, rather than one mortgage with a 90% loan-to-value ratio. Over the past several years, the volume of 80/10/10 loans, or variations thereof, as alternatives to loans requiring mortgage insurance has increased significantly and may continue to do so for the foreseeable future.

Other alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration, or VA;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank, or FHLB;

•	investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and

•	investors using credit enhancements as a partial or complete substitute to private mortgage insurance.

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

The OFHEO risk-based capital rule (discussed above) may allow large financial entities such as banks, financial guarantors, insurance companies and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Our consolidated financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance. See “The implementation of new eligibility guidelines by Fannie Mae could harm our profitability and reduce our operational flexibility,” below, for a discussion of Fannie Mae’s ability to purchase mortgage insurance from other than existing approved mortgage insurers.

Our revenues and profits could decline if PMI loses market share as a result of industry competition or if our competitive position suffers as a result of our inability to introduce and successfully market new products and programs.

The principal sources of PMI’s competition include: other private mortgage insurers, some of which are wholly-owned or partially-owned subsidiaries of well-capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have; and alternatives to private mortgage insurance discussed above.

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

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business.

Congress is currently considering proposed legislation relating to the regulatory oversight of the GSEs, as well as their affordable housing initiatives. Under the proposed legislation, regulatory oversight of the GSEs would be conducted by a new federal agency with authority over the GSEs’ products and marketing activities, the GSEs’ minimum capital standards as well as their risk-based capital requirements; and the affordable housing requirements and powers of the GSEs would be greatly expanded. We do not know what form, if any, such legislation will take, if any, or, if it is enacted, its impact, if any, on our financial condition and results of operations.

In July 2002, HUD proposed a rule under RESPA that, if implemented as proposed, would have, among other things, given lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. The proposed rule provided that qualifying packages were entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance would have been included in the package to the extent an upfront premium is charged. Inclusion in the package could have caused mortgage insurers to experience reductions in the prices of their services or products. HUD withdrew that proposed rule in March 2004. HUD recently announced that it will submit a new proposed rule under RESPA to the Office of Management and Budget for review. We do not know what form, if any, the rule will take and whether it will be approved.

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

Through their various origination channels, PMI’s top ten customers accounted for approximately 38% of PMI’s premiums earned in the second quarter of 2004. A single customer represented 7% of PMI’s earned premiums for the quarter ended June 30, 2004. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary insurance, modified pool insurance and captive reinsurance) with a limited number of customers. The loss of a significant customer could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

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

The GSEs, mortgage lenders and PMI jointly develop and make available various products and programs. These arrangements involve the purchase of PMI’s mortgage insurance products and frequently feature cooperative arrangements between the parties. FM Policy Focus, a lobbying organization representing financial services and housing-related trade associations, including the Mortgage Insurance Companies of America, supports increased federal oversight of the GSEs. The GSEs have criticized the activities of FM Policy Focus. FM Policy Focus, the GSEs and other groups are engaged in extensive lobbying activities with respect to the legislation pending in Congress that would change the way GSEs are regulated. These activities could polarize Fannie Mae, Freddie Mac, members of FM Policy Focus, PMI’s customers and us. Any such polarization could limit PMI’s opportunities to do business with the GSEs as well as with some mortgage lenders. Either of these outcomes could harm our consolidated financial condition and results of operations.

The implementation of new eligibility guidelines adopted by Fannie Mae could harm our profitability and reduce our operational flexibility.

Fannie Mae has revised its approval requirements for mortgage insurers, including PMI, with new guidelines for borrower-paid and lender-paid mortgage insurance. These requirements become effective for PMI on January 1, 2005. The guidelines cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, give Fannie Mae the right to purchase mortgage insurance from other than existing approved mortgage insurers, including insurers that are either rated below “AA” or are unrated, and provide Fannie Mae with increased rights to revise the eligibility standards of insurers. We do not know how Fannie Mae will enforce the terms of the guidelines, especially in those areas in which it has retained significant discretion, such as the right to approve mortgage insurers with lesser qualifications, and to purchase mortgage insurance or other credit enhancements directly from entities not subject to the guidelines. Depending on how the guidelines are implemented, our operational flexibility as well as our profitability could suffer.

We could be adversely affected by legal actions under RESPA.

RESPA precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. A number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. We and several other mortgage insurers, without admitting any wrongdoing, reached a settlement in these cases, which includes an injunction that prohibited certain specified practices and details the basis on which mortgage insurers may provide agency pool insurance, captive mortgage reinsurance, contract underwriting and other products and services and be deemed to be in compliance with RESPA. The injunction expired on December 31, 2003, and it is not clear whether the expiration of the injunction will result in new litigation against private mortgage insurers to extend the injunction or to seek damages under RESPA. Our competitors could change their pricing structure or business practices after the expiration of the injunction. U.S. federal and state officials are authorized to enforce RESPA and to seek civil and criminal penalties, and RESPA also provides for private rights of action. We cannot predict whether civil, regulatory or criminal actions might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our consolidated financial condition and results of operations.

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

PMI’s claims-paying ability is currently rated “AA” by S&P, “Aa2” by Moody’s, and “AA+” by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies and are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including: underwriting or investment losses; the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements; other adverse developments in PMI’s financial condition or results of operations; or changes in the views of rating agencies of our risk profile or of the mortgage insurance industry.

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

Various states limit the amount of insurance risk that PMI may write based on a variety of financial factors, primarily the ratio of net risk in force to statutory capital, or the risk-to-capital ratio. PMI’s risk-to-capital ratio is also affected by capital requirements necessary to maintain PMI’s claims-paying ability ratings. Generally, the methodology used by the rating agencies to assign claims-paying ability ratings permits less capital leverage than statutory requirements. A material increase in PMI’s risk-to-capital ratio could limit its ability to write new business and could harm our consolidated financial condition and results of operations.

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

We received notices of assessment from the California Franchise Tax Board, or FTB, for 1997 through 2000 in amounts totaling $13.9 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. We could be subject to additional assessments relating to years after 2000. While we are protesting the assessments we have received, we cannot provide assurance as to the ultimate outcome of this matter.

An adverse outcome of litigation against PMI could harm our consolidated financial position and results of operations.

In June 2003, an action against PMI was filed in the federal district court of Orlando, Florida seeking certification of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured at less than PMI’s “best available rate”. The action alleges violations of the federal Fair Credit Reporting Act and seeks, among other things, damages and declaratory and injunctive relief. PMI is vigorously defending the claims. However, we cannot be sure that the outcome of the litigation or any similar litigation will not materially affect our consolidated financial position or results of operations.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have subsidiaries in Australia and Europe. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include: the need for regulatory and third party approvals; challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets; economic downturns in targeted foreign mortgage origination markets; interest rate volatility in a variety of countries; unexpected changes in foreign regulations and laws; the burdens of complying with a wide variety of foreign laws; potentially adverse tax consequences; restrictions on the repatriation of earnings; foreign currency exchange rate fluctuations; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations; and natural disasters and other events (e.g., floods, toxic contamination) that would damage properties and that could precipitate borrower default.

PMI Australia, our Australian and New Zealand mortgage insurance operations, is subject to many of the same risks facing PMI.

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates, and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation. Future legislative or regulatory changes could adversely affect PMI Australia. PMI Australia’s primary regulator, the Australian Prudential Regulatory Authority, or APRA, is considering, and has sought comment on, a proposal to eliminate the requirement that mortgage insurance companies be mono-line insurers. If adopted, this proposal could facilitate the entry of new competitors in the Australian mortgage insurance market. APRA is also considering whether to increase the capital requirements for mortgage insurance companies. We anticipate that APRA will issue final regulations in these and other areas affecting the governance structure of PMI Australia by December 31, 2004.

PMI Australia is currently rated “AA” by S&P and Fitch and “Aa2” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Australia and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure could negatively impact PMI Australia’s ratings. PMI Australia’s business is dependent on maintaining its ratings. Any negative impact on its ratings will negatively affect its financial results.

PMI Australia’s five largest customers provided 59% of PMI Australia’s year to date 2004 gross premiums written. PMI Australia’s loss of a significant customer, if not replaced, could harm PMI Australia’s and our consolidated financial condition and results of operations.

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

We have made significant investments in the equity securities of several privately-held companies, including FGIC Corporation, the parent of FGIC, a financial guaranty insurer; SPS, the parent of Select Servicing (formerly Fairbanks Capital Corp.), a third-party servicer of single-family residential mortgages; and RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re, a financial guaranty reinsurance company based in Bermuda.

Our investments in FGIC Corporation, SPS and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. Some of the various risks affecting SPS and FGIC Corporation are discussed below. Because we do not control these companies, we are dependent upon the management of these companies to independently operate their businesses and, accordingly, we may be unable to take actions unilaterally to avoid or mitigate those risks.

Investigations by regulatory agencies into Select Servicing’s activities and private litigation involving Select Servicing could harm SPS’s business and adversely affect our investment in SPS.

Select Servicing’s servicing practices have been the subject of investigations by the FTC, HUD and the Department of Justice, as well as putative state and national class action lawsuits. In October 2003, the United

States District Court for the District of Massachusetts approved a settlement that resolves the investigations by the FTC and HUD. In May 2004, the District Court approved a nationwide settlement that resolves the claims raised in approximately 40 putative class action lawsuits. These settlements include releases of PMI. Select Servicing and The PMI Group have been named in a number of lawsuits filed on behalf of borrowers claiming to have opted out of the class action settlement approved by the District Court.

The FTC and HUD settlement provides for the implementation of a $40.0 million redress fund and certain changes to Select Servicing’s servicing practices. In exchange for a promissory note from SPS, and pursuant to our guarantee of approximately two-thirds of Select Servicing’s obligations under a $30.7 million letter of credit, we provided to Select Servicing $19.7 million of the $40.0 million redress fund established pursuant to the FTC and HUD settlement. In addition to the $40.0 million redress fund provided for in the FTC and HUD settlement, the class action settlement provides for a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, a stipulation regarding Select Servicing’s future operations, and the payment by SPS of attorneys fees.

In June 2003, Fannie Mae found certain business practices at Select Servicing to be out of compliance with a servicing agreement between the parties. Select Servicing and Fannie Mae have agreed that Select Servicing will not service any new Fannie Mae-owned loans without the approval of Fannie Mae. However, since June 2003, Fannie Mae has continually renewed Select Servicing’s right to service new Fannie Mae-owned loans, initially on a month to month basis and, more recently, in two-month intervals.

Regulatory agencies in two states in which Select Servicing does a significant amount of business have indicated that, notwithstanding the settlement by Select Servicing with the FTC and HUD, they intend to require Select Servicing to refund to consumers in their respective states amounts that they allege SPS improperly collected and to enter into consent decrees regulating various aspects of Select Servicing’s business. In addition, Select Servicing has entered into a consent order with the States of Florida and Maryland under which it has agreed to change certain of its practices and refund certain amounts to borrowers in those states. Select Servicing has also agreed to refund amounts to borrowers and, as is customary, reimburse the expenses of investigations of state regulators in certain states. Other states could also seek to require such refunds or consent orders. If Select Servicing is unable to resolve the issues with the state regulatory agencies, those regulatory agencies may bring administrative or other actions against Select Servicing seeking to change its business practices, require refunds and, potentially, monetary penalties or revocation of Select Servicing’s license to conduct its business in such states.

Our investment in SPS, and consequently our consolidated financial results, could be negatively impacted by the ultimate resolution of the state regulatory actions and the outstanding litigation. If Select Servicing is required as a result of state regulatory proceedings or litigation to make significant payments or changes to its business practices so that it becomes materially more expensive to operate, SPS’s financial condition and results of operations could be adversely affected. Furthermore, regulatory actions and putative class actions have generated negative publicity for Select Servicing which has caused and may continue to cause Select Servicing to suffer losses in its customer base. These losses could also harm our investment in SPS.

As of June 30, 2004, our total investment balance in SPS was $156.2 million, consisting of $110.5 million book value of equity investment and $45.7 million in subordinated participation interests and advances to SPS. Our total investment could become impaired or uncollectible as a result of the risks involving SPS, which would harm our consolidated financial condition and results of operations. We have evaluated our total investment in SPS as of June 30, 2004 and have not recognized an impairment charge with respect to our investment. Developments with respect to regulatory and litigation matters involving SPS, its ratings, its credit facilities and its business prospects generally could require us to recognize an impairment charge with respect to our investment in SPS in the future.

Select Servicing has undergone ratings downgrades that have adversely affected its business and any future downgrade could seriously harm SPS and the value of our investment in SPS.

As a result of ratings downgrades by S&P and Moody’s in 2003, Select Servicing lost its qualification to be named as a primary servicer on residential mortgage-backed securities, or RMBS, transactions rated by Moody’s or S&P. Upgrades by Moody’s on April 28, 2004 and S&P on May 7, 2004 from “below average” to “average” qualify Select Servicing to be named as a primary servicer on RMBS transactions rated by S&P and/or Moody’s. Future negative rating agency actions could negatively impact Select Servicing and could have a material adverse effect on Select Servicing. Select Servicing has a very limited number of customers and losses in Select Servicing’s customer base due to rating agency actions or otherwise could have an adverse effect on SPS and our investment in SPS.

SPS is highly leveraged and, if it were to lose access to, or default on, its debt facilities, SPS might be unable to fund its operations or pay its debts as they come due.

SPS is highly leveraged and dependent upon debt facilities with lenders to make servicing and delinquency advances in the regular course of its business, and for other business purposes. SPS’s credit facilities mature on September 30, 2004. If SPS were to lose access to debt facilities for any reason, SPS would be unable to continue funding its operations or pay its debts as they become due. In addition, an event of default under one or more of SPS’s significant debt facilities could accelerate SPS’s obligation to repay amounts outstanding under its debt facilities and could cause SPS to lose access to funding, either of which could prevent SPS from continuing to operate. If SPS were to cease operations, the value of our investment in SPS would be seriously harmed and we might be required to write off our entire investment in SPS.

In order to complete the FGIC investment, we employed a significant portion of our borrowing capacity and increased our leverage. Accordingly, we may not be able to raise significant amounts of capital in the near term without the use of equity.

Our ability to borrow money is constrained by a number of factors, including the impact of borrowings on our ratings. In November, 2003, we offered and sold equity units which consist in part of $345.0 million aggregate principal amount of our 3.0% senior notes due November 15, 2008. As a result of the equity units offering, we have used a significant portion of our borrowing capacity and have significantly increased our leverage. As a result, among other things, we may be limited in our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity. Future issuances of our common stock may adversely affect our stock price. In addition, the degree to which we are leveraged will limit our ability to obtain financing for working capital, acquisitions or other purposes.

We expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business. Accordingly, we will be subject to various risks and uncertainties associated with the financial guaranty business.

We expect that a significant portion of our net income will be derived from FGIC and its financial guaranty business. Accordingly, we are subject to all the risks and uncertainties associated with that business. In addition, FGIC has historically operated its financial guaranty business principally in one market segment—municipal finance. FGIC has expanded its business lines and products into other markets and asset classes that historically have experienced higher default rates than municipal finance. The risks and uncertainties to which we will be exposed as a result of the FGIC acquisition include the following, among others:

•	The ability of a triple-A rated financial guarantor to compete is heavily dependent on maintaining such ratings. We cannot be sure that FGIC will be able to maintain its ratings. FGIC’s ability to compete with other triple-A rated financial guarantors and otherwise to engage in its business as currently conducted, and FGIC Corporation’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in FGIC’s ratings or the announcement of a potential reduction or change in outlook.

•	FGIC is subject to extensive competition. We cannot be sure that FGIC will be able to continue to compete effectively in its current markets or in any markets or asset classes into which it expands.

•	The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or municipal or asset-backed obligations or markets, including changes in tax laws, could adversely affect FGIC’s business.

•	FGIC establishes specific reserves for the net present value of estimated losses on particular insured obligations when, in management’s opinion, the likelihood of a future loss is probable and the amount of the ultimate loss that FGIC expects to incur can be reasonably estimated. FGIC also establishes reserves to cover those impaired credits on its credit watch list. These latter reserves are designed to recognize the potential for claims on credits that have migrated to an impaired level where there is an increased probability of payment default, but that are not presently or imminently in payment default. Although FGIC’s loss reserves are regularly reviewed and updated, they are necessarily based on estimates and subjective judgments about the outcome of future events. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established.

•	Demand for financial guaranty insurance is dependent upon many factors beyond FGIC’s control, including interest rate fluctuations, availability of alternative structures and market acceptance of financial guaranty products.

•	Any expansion by FGIC into other markets and other asset classes will entail risks associated with engaging in new business lines, including, among others, the challenges in attracting and retaining employees with relevant experience and establishing name recognition in new markets and obtaining new experience in those markets and asset classes, as well as the risk that FGIC may not appropriately price insurance written in new business lines to compensate for the associated risk.

•	Terrorism and other hostilities may adversely impact the ratings of specific obligations insured by FGIC, and could lead to a significantly higher rate of default for those obligations.

•	FGIC’s insurance portfolio contains concentrations of sellers, servicers and obligors, some of which are significant. An adverse event with respect to one or more of these concentrations could result in disproportionate and significant losses to FGIC.

•	As of June 30, 2004, approximately 7% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2004, our investment portfolio was $3.1 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2004, 89% of our investments were long-term fixed income securities, including municipal bonds, U.S. and foreign government bonds and corporate bonds. As interest rates fall the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value net of related income taxes on our investment securities based upon specified changes in interest rates as of June 30, 2004:

Estimated Increase (Decrease) In Fair Value
(in thousands)
300 basis point rise	$(454,717)
200 basis point rise	(316,596)
100 basis point rise	(160,644)
100 basis point decline	131,548
200 basis point decline	236,950
300 basis point decline	344,985

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities fluctuate with increases or decreases in interest rates. The weighted average duration of our consolidated fixed-income investment portfolio was 6.0 at June 30, 2004, and we do not expect to recognize any adverse impact to our consolidated net income or cash flows based on the above projection.

As of June 30, 2004, $646.1 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar weakened relative to the U.S. dollar to 0.6993 U.S. dollars at June 30, 2004 compared to 0.7520 at December 31, 2003. As of June 30, 2004, $196.6 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The value of the Euro depreciated slightly relative to the U.S. dollar to 1.2199 U.S. dollars at June 30, 2004 compared to 1.2595 at December 31, 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Select Servicing’s servicing practices have been the subject of investigations by the FTC, HUD and the Department of Justice, as well as putative state and national class action lawsuits. In October 2003, the United States District Court for the District of Massachusetts approved a settlement that fully and finally resolves the investigations by the FTC and HUD. In May 2004, the District Court approved a nationwide settlement that resolves claims raised in approximately 40 putative class action lawsuits. (United States v. Fairbanks Capital Corp., et al, Civil Action No. 03-12219-DPW; Curry v. Fairbanks Capital Corp., et al and United States v. Fairbanks Capital Corp., et al, Civil Action No. 03-10895-DPW). These settlements include releases of PMI.

The FTC and HUD settlement provides for the implementation of a $40.0 million redress fund and certain changes to Select Servicing’s servicing practices. In exchange for a promissory note from SPS, and pursuant to our guarantee of approximately two-thirds of Select Servicing’s obligations under a $30.7 million letter of credit, we provided to Select Servicing $19.7 million of the $40.0 million redress fund established pursuant to the FTC and HUD settlement. In addition to the $40.0 million redress fund provided for in the FTC and HUD settlement, the class action settlement provides for a “reverse or reimburse” program through which affected customers’ accounts will be credited or refunds will be issued for certain previously assessed amounts, a stipulation regarding Select Servicing’s future operations, and the payment by SPS of attorneys fees.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information regarding the Company’s purchases of its equity securities in the second quarter of 2004.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 through 30, 2004	—	N/A	—	$100,000,000
May 1 through 31, 2004	730	$11.33	—	$100,000,000
June 1 through 30, 2004	13,273	$20.94	—	$100,000,000

Total	14,003	$20.44	—	$100,000,000

(1)	The total number of shares purchased represents shares purchased in connection with employee tax withholding related to the exercise of stock options granted under our Equity Incentive Plan.
(2)	On February 20, 2003, The PMI Group’s Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million. To date, no repurchases have occurred under this authorization. This program does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At The PMI Group’s Annual Meeting of Stockholders on May 27, 2004, the following individuals were elected to the Board of Directors, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Withheld
Mariann Byerwalter	88,063,073	1,519,362
Dr. James C. Castle	88,646,034	936,401
Carmine Guerro	88,646,034	936,401
W. Roger Haughton	87,258,209	2,324,226
Wayne E. Hedien	85,877,362	3,705,071
Louis G. Lower II	85,902,764	3,679,671
Raymond L. Ocampo Jr.	85,902,764	3,679,671
John D. Roach	85,837,864	3,744,571
Dr. Kenneth T. Rosen	88,692,634	889,801
Steven Scheid	88,710,934	871,501
L. Stephen Smith	88,710,934	871,501
Richard L. Thomas	88,625,283	957,152
Mary Lee Widener	85,819,564	3,762,871
Ronald H. Zech	88,711,109	871,326

There were no broker non-votes.

The following proposals were approved or ratified at the Company’s Annual Meeting, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004	87,538,842	1,954,465	89,128	0

Approval of the amended and restated Equity Incentive Plan	68,597,196	13,213,063	205,506	7,566,670

Approval of the matching contribution feature of the Officer Deferred Compensation Plan	74,725,424	7,135,199	155,145	7,566,667

Approval of the amended and restated Bonus Incentive Plan	78,898,577	2,909,590	207,600	7,566,668

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits—The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

(b) Reports on Form 8-K:

(i) On May 5, 2004, we furnished the SEC with a report on Form 8-K under Items 7 and 12 relating to our consolidated financial results for the quarter ended March 31, 2004.

(ii) On July 13, 2004, we furnished the SEC with a report on Form 8-K under Items 7 and 12 relating to our earnings guidance for 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 6, 2004	/s/ DONALD P. LOFE, JR.
Donald P. Lofe, Jr. Executive Vice President and Chief Financial Officer

August 6, 2004	/s/ BRIAN P. SHEA
Brian P. Shea Senior Vice President, Corporate Controller and Assistant Secretary Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1(a)*	The PMI Group, Inc. Bonus Incentive Plan, effective as of January 1, 2004.

10.2(a)*	The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of May 27, 2004.

10.21(a)	The PMI Group, Inc. Officer Deferred Compensation Plan, effective July 1, 1997.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

(a)	Incorporated by reference to the registrant’s proxy statement filed with the SEC on April 22, 2004 (File No. 001-13664).
*	Compensatory or benefit plan in which certain executive officers or directors of The PMI Group, Inc. or its subsidiaries are eligible to participate.