Form 10-Q
period 2004-09-30
PMI GROUP INC
filed 2004-11-08
CIK 935724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number	1-13664

THE PMI GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3199675
(State of Incorporation)	(IRS Employer Identification No.)

3003 Oak Road,
Walnut Creek, California	94597
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 31, 2004	95,269,222

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$195,123	$170,347	$568,088	$514,531
Net investment income	41,955	35,415	125,618	102,596
Equity in earnings (losses) from unconsolidated subsidiaries	21,121	(13,576)	63,804	926
Net realized investment gains	1,554	940	2,896	4,296
Other income	6,418	11,555	25,068	36,623

Total revenues	266,171	204,681	785,474	658,972

LOSSES AND EXPENSES
Losses and loss adjustment expenses	60,838	46,746	177,190	149,717
Amortization of deferred policy acquisition costs	21,228	22,202	65,566	66,091
Other underwriting and operating expenses	44,417	45,825	144,356	129,421
Interest expense and distributions on mandatorily redeemable preferred securities	8,637	5,957	25,974	16,645

Total losses and expenses	135,120	120,730	413,086	361,874

Income from continuing operations before income taxes	131,051	83,951	372,388	297,098
Income taxes from continuing operations	28,408	28,530	87,508	88,726

Income from continuing operations after income taxes	102,643	55,421	284,880	208,372

Income from discontinued operations before income taxes (Note 12)	—	7,294	5,756	16,615
Income taxes from discontinued operations	—	2,584	1,958	5,790

Income from discontinued operations after income taxes	—	4,710	3,798	10,825

Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	30,108	—

NET INCOME	$102,643	$60,131	$318,786	$219,197

PER SHARE DATA
Basic:
Continuing operations	$1.07	$0.63	$2.98	$2.34
Discontinued operations	—	0.05	0.04	0.12
Gain on sale of discontinued operations	—	—	0.31	—

Basic net income	$1.07	$0.68	$3.33	$2.46

Diluted:
Continuing operations	$1.05	$0.62	$2.93	$2.31
Discontinued operations	—	0.05	0.04	0.12
Gain on sale of discontinued operations	—	—	0.31	—

Diluted net income	$1.05	$0.67	$3.28	$2.43

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments – available-for-sale at fair value:
Fixed income securities	$2,768,561	$2,554,184
Equity securities:
Common	116,969	116,728
Preferred	111,387	111,070
Short-term investments	113,318	23,803

Total investments	3,110,235	2,805,785
Cash and cash equivalents	379,333	397,096
Investments in unconsolidated subsidiaries	1,021,227	937,846
Related party receivables	20,371	27,840
Accrued investment income	43,586	39,187
Premiums receivable	54,566	62,082
Reinsurance receivable and prepaid premiums	42,041	53,524
Reinsurance recoverable	3,713	3,275
Deferred policy acquisition costs	90,023	102,074
Property and equipment, net of accumulated depreciation and amortization	177,477	172,218
Other assets	89,194	75,500
Assets – discontinued operations	—	117,862

Total assets	$5,031,766	$4,794,289

LIABILITIES
Reserve for losses and loss adjustment expenses	$357,965	$346,939
Unearned premiums	463,786	469,001
Long-term debt	819,529	819,543
Reinsurance payable	59,331	57,960
Deferred income taxes	101,827	94,079
Other liabilities and accrued expenses	175,787	178,521
Liabilities – discontinued operations	—	44,217

Total liabilities	1,978,225	2,010,260

Commitments and contingencies (Notes 8 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 95,262,977 and 95,161,721 shares outstanding	1,114	1,114
Additional paid-in capital	450,187	441,508
Treasury stock, at cost (16,073,977 and 16,175,233 shares)	(365,614)	(344,195)
Retained earnings	2,740,059	2,437,576
Accumulated other comprehensive income, net of deferred taxes	227,795	248,026

Total shareholders’ equity	3,053,541	2,784,029

Total liabilities and shareholders’ equity	$5,031,766	$4,794,289

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$318,786	$219,197
Income from discontinued operations, net of income taxes	(3,798)	(10,825)
Gain on sale of discontinued operations, net of income taxes	(30,108)	—

Income from continuing operations	284,880	208,372
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Net realized investment gains	(2,896)	(4,296)
Equity in earnings from unconsolidated subsidiaries	(63,804)	(926)
Depreciation and amortization	19,276	19,076
Deferred income taxes	10,258	18,499
Changes in:
Accrued investment income	(4,399)	(2,644)
Premiums receivable	7,516	1,650
Reinsurance receivable, net of reinsurance payable	12,854	12,182
Reinsurance recoverable	(438)	186
Deferred policy acquisition costs	12,051	(10,719)
Reserve for losses and loss adjustment expenses	11,026	2,370
Unearned premiums	(5,215)	42,012
Income taxes payable	7,154	(4,724)
Other	(22,962)	(46,455)

Net cash provided by operating activities	265,301	234,583

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	566,793	627,644
Proceeds from sales of equity securities	52,579	56,337
Proceeds from sales of unconsolidated subsidiaries	—	10,929
Proceeds from sale of APTIC	115,063	—
Investment purchases:
Fixed income securities	(786,980)	(757,428)
Equity securities	(53,298)	(70,508)
Net change in short-term investments	(90,857)	4,620
Investments in unconsolidated subsidiaries, net of distributions	(1,699)	(28,474)
Change in related party receivables	(13,074)	(25,035)
Capital expenditures and capitalized software, net of dispositions	(24,767)	(25,545)

Net cash used in continuing operations	(236,240)	(207,460)
Net cash used in discontinued operations	(7,512)	(753)

Net cash used in investing activities	(243,752)	(208,213)

CASH FLOW FROM FINANCING ACTIVITIES
Purchase of treasury stock	(39,706)	(19,719)
Proceeds from issuance of treasury stock	26,966	15,837
Repayment of long-term debt	(14)	—
Proceeds from repurchase transactions	—	249,030
Repayment of repurchase transactions	—	(249,030)
Dividends paid to shareholders	(11,495)	(7,772)

Net cash used in financing activities	(24,249)	(11,654)

Effect of the change in foreign currency translations on cash	(15,063)	68,843

Net decrease in cash and cash equivalents	(17,763)	83,559
Cash and cash equivalents at beginning of period	397,096	203,470

Cash and cash equivalents at end of period	$379,333	$287,029

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest and preferred securities distributions	$25,828	$17,138
Income taxes, net of refunds	$38,379	$26,746
Non-cash investing and financing activities:
Capital lease obligations incurred for equipment	$1,074	$937
SPS Holding Corp. receivable converted to equity	$20,543	$—

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

On December 18, 2003, the Company completed its acquisition of a 42.1% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (“FGIC”), a New York-domiciled financial guaranty insurance company, from General Electric Capital Corporation (“GECC”). The Company also has an equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. Prior to June 30, 2004, SPS was known as Fairbanks Capital Holding Corp. and Select Portfolio Servicing was known as Fairbanks Capital Corp. The Company also has equity ownership interests in CMG Mortgage Insurance Company (“CMG”), which conducts residential mortgage insurance business for credit unions; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (“RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has various ownership interests in limited partnerships.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Interim results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes and accounted for as a component of accumulated other comprehensive income in consolidated shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines that a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s consolidated net income.

The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis. Dividend income on common stock is recognized on the date of declaration. Net investment income represents interest and dividend income, net of investment expenses.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Unconsolidated Subsidiaries –Investments by the Company in equity investees in which the Company has equity ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments that consist of less than a 20% equity ownership interest are generally accounted for on the cost method of accounting provided the Company does not have significant influence over the entity. Limited partnerships in which the Company holds equity ownership interests greater than 3% but less than 50% are generally accounted for using the equity method of accounting. The Company reports the equity earnings of FGIC Corporation, SPS and CMG on a current month basis and of RAM Re and the Company’s interests in limited partnerships on a one-quarter lag basis. The reported value of the investments in the Company’s unconsolidated subsidiaries includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

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

The Securities and Exchange Commission (“SEC”) requires public registrants to disclose condensed financial statement information in the consolidated footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the unconsolidated subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary are required to be included in the registrants’ interim SEC filings. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test, and accordingly, separate financial statements of FGIC Corporation are not included in this Form 10-Q. As of September 30, 2004, the Company’s equity investees and unconsolidated majority-owned subsidiaries exceeded, on an aggregate basis, certain of the 10% tests described above and, accordingly, condensed financial statements on a combined basis are provided in Note 14.

Deferred Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year portfolio of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, net investment income and losses and loss adjustment expenses. The estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering net investment income.

Property, Equipment and Software – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $112.4 million and $92.9 million as of September 30, 2004 and December 31, 2003, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $21.9 million and $16.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Related Party Receivables – As of September 30, 2004, related party receivables were $20.4 million consisting of non-trade receivables from unconsolidated subsidiaries, of which $19.2 million relates to SPS. The largest component of this amount was the outstanding balance of $19.1 million from a $23.0 million subordinated promissory note the Company received from SPS in the third quarter of 2004. The Company received the note in exchange for $23.0 million of subordinated participation interests in SPS debt held by the Company. The note bears interest at 1-month LIBOR plus 2.375% and scheduled principal and interest payments are due monthly through January 2006. All principal and interest payments related to this note are current. During the second quarter of 2004, the Company provided SPS with $19.7 million of a $40.0 million redress fund established pursuant to SPS’s settlement with the U.S. Federal Trade Commission (“FTC”) and the Department of Housing and Urban Development (“HUD”). In exchange for providing SPS with $19.7 million, the Company received from SPS a note in the amount of approximately $19.7 million. In September 2004, the $19.7 million note, along with accrued interest thereon, were exchanged by the Company for additional shares of common stock of SPS. In addition, during the third quarter of 2004, approximately $3 million of advances the Company made to SPS pursuant to a promissory note related to other matters were repaid in full.

Derivatives – The Company enters into credit default swap contracts and purchases certain foreign currency put options, both of which are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not designated either the credit default swaps or foreign currency put options as SFAS No. 133 hedges. Accordingly, both categories of derivatives are determined to be free standing.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 requires certain credit default swaps entered into by PMI Europe after July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in consolidated net income. In addition, as required by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, for certain credit default swaps entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the credit default swaps are deferred and recognized in consolidated net income in proportion to the expiration of the associated insured risk. Gains or losses are recognized in consolidated net income at inception for all other derivative contracts where the fair value can be determined in such a manner.

As of September 30, 2004, PMI Europe had entered into four credit default swaps that were classified as derivatives in accordance with SFAS No. 149. Accordingly, initial fair value gains were deferred in accordance with EITF Issue No. 02-3. As of September 30, 2004, $6.4 million of deferred gains related to the initial fair value of these derivatives were included in other liabilities. Included in other income was $0.3 million (pre-tax) and $0.9 million (pre-tax) of accretion from the deferred gains for the three and nine month periods ended September 30, 2004, respectively. Subsequent changes in the value, exclusive of accretion, of such derivatives resulted in $0.9 million (pre-tax) and $3.0 million of gains (pre-tax) for the three and nine month periods September 30, 2004, respectively, which were included in other income.

In the second quarter of 2004, the Company purchased foreign currency put options designed to mitigate the negative financial impact of a strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expire ratably over the remainder of calendar year 2004 and have a combined cost of $1.1 million. The fair value of the unexpired options at September 30, 2004 was $0.2 million. The Company recorded in other income $1.5 million (pre-tax) and $0.5 million (pre-tax) of losses for the three and nine month periods ended September 30, 2004, respectively, related to these options.

Reserve for Losses and Loss Adjustment Expenses – The reserve for mortgage insurance losses and loss adjustment expenses (“LAE”) is the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance relating to reserves for losses. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in current period results of operations.

Revenue Recognition – Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guarantee insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for approximately 73% of gross premiums written from the Company’s mortgage insurance operations in the third quarter of 2004 and 71% for the nine months ended September 30, 2004. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If policies related to insured loans are cancelled due to repayment by the borrower, the premium is non-refundable and the remaining premium related to each cancelled policy is recognized to earned premiums. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. The earnings pattern calculation is an estimation process and, accordingly, we review our premium earnings cycle regularly and any adjustments to the estimates are reflected prospectively over the estimated life of the remaining insurance coverage.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settle. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was approximately 23.5% for the first nine months of 2004 compared to the federal statutory rate of 35.0%, due to equity in earnings from FGIC Corporation and the proportion of income derived from PMI Australia, which have lower effective tax rates, combined with our municipal bond investment income. The effective tax rate for the first nine months of 2004 also reflects the reversal of a $4.7 million reserve established by the Company in connection with assessments received from the California Franchise Tax Board. Without this reversal, the effective tax rate for the first nine months of 2004 would have been 24.8%.

Benefit Plans – The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan.

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

Business Segments – During the fourth quarter of 2003, the Company changed its reportable segments to reflect the change in management’s views on operating segments primarily as a result of the investment in FGIC Corporation and the then-pending sale of APTIC, which has been accounted for as discontinued operations. The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and equity in earnings from CMG. International Operations includes the results of PMI Australia, PMI Europe and the results of operations for Hong Kong. Financial Guaranty includes the equity in earnings from FGIC Corporation and RAM Re. Other includes the income and expenses of the holding company, equity in earnings or losses from SPS and limited partnerships, contract underwriting operations and dormant insurance companies. Segment information for the prior corresponding period has been reclassified to the current year presentation.

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

	Nine Months Ended
	September 30,
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$102,643	$60,131	$318,786	$219,197
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,356)	(2,488)	(9,905)	(7,861)

Pro forma	$99,287	$57,643	$308,881	$211,336

Basic earnings per share:
As reported	$1.07	$0.68	$3.33	$2.46
Pro forma	$1.04	$0.65	$3.23	$2.38
Diluted earnings per share:
As reported	$1.05	$0.67	$3.28	$2.43
Pro forma	$1.02	$0.64	$3.18	$2.35

Earnings Per Share and Dividends - Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. Consolidated net income available to common stockholders is the same for computing basic and diluted EPS. The convertible debt and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are presently anti-dilutive or not convertible due to conversion triggers that were not met for the periods presented.

The following is a reconciliation of the weighted-average of the common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Shares in thousands)		(Shares in thousands)
Weighted-average of common stock shares for basic EPS	95,831	88,952	95,658	88,932
Weighted-average of stock options and other dilutive components	1,481	1,316	1,562	1,099

Weighted-average of common stock shares for diluted EPS	97,312	90,268	97,220	90,031

Dividends per share declared and accrued to common stockholders	$0.0450	$0.0375	$0.1200	$0.0875

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

On September 30, 2004, the EITF issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date of paragraphs 10 through 20 of EITF No. 03-1 until additional implementation guidance is provided. EITF No. 03-1, which gives guidance on how to evaluate and recognize an other-than-temporary impairment loss, is not currently expected to significantly impact the Company’s consolidated results of operations or financial position.

At its meeting on September 30, 2004, the EITF reached a final consensus, EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, that the dilutive effect of contingent convertible debt and other instruments (“CoCo’s”) must be included in dilutive earnings per share regardless of whether the triggering contingency based on the market price of the issuer’s shares has been satisfied. This change in accounting principle would be applied on a retroactive basis and would require restatement of prior period dilutive earnings per share. This EITF issue is effective for all periods ending after December 15, 2004. The proposed EITF issue would result in additional dilution to the Company’s diluted earnings per share by affecting the Company’s $360.0 million 2.5% senior convertible debentures, which are CoCo’s. At September 30, 2004, for purposes of determining dilutive earnings per share, the interest expense net of tax, would be added back to net income and an additional 8.15 million common shares would be added to diluted shares outstanding for the quarter and nine months ended September 30, 2004. Inclusion of the CoCo’s in diluted shares outstanding would result in a decrease to diluted earnings per share of approximately $0.06 for the third quarter ended September 30, 2004 and $0.20 for the first nine months of 2004.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below.

	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
As of September 30, 2004:
Fixed income securities	$2,638,129	$133,342	$(2,910)	$2,768,561
Equity securities:
Common stocks	97,326	20,691	(1,048)	116,969
Preferred stocks	105,795	5,961	(369)	111,387

Total equity securities	203,121	26,652	(1,417)	228,356
Short-term investments	114,660	—	(1,342)	113,318

Total investments	$2,955,910	$159,994	$(5,669)	$3,110,235

	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
As of December 31, 2003:
Fixed income securities	$2,419,456	$138,778	$(4,050)	$2,554,184
Equity securities:
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2004.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
As of September 30, 2004:
Fixed income securities:
Municipal bonds	$86,839	$(450)	$—	$—	$86,839	$(450)
Foreign governments	2,941	(35)	51,942	(466)	54,883	(501)
Corporate bonds	88,721	(1,263)	41,521	(693)	130,242	(1,956)
U.S. government and agencies	145	(1)	54	(2)	199	(3)

Total fixed income securities	178,646	(1,749)	93,517	(1,161)	272,163	(2,910)
Equity securities:
Common stocks	9,121	(933)	1,288	(115)	10,409	(1,048)
Preferred stocks	27,186	(369)	—	—	27,186	(369)

Total equity securities	36,307	(1,302)	1,288	(115)	37,595	(1,417)
Short-term investments	104,193	(1,342)	—	—	104,193	(1,342)

Total	$319,146	$(4,393)	$94,805	$(1,276)	$413,951	$(5,669)

Unrealized losses were primarily due to an increase in interest rates during the first nine months of 2004 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses do not meet the criteria established in the

Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. The Company determined that the decline in the market value of certain equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.1 million in both the third quarter and first nine months of 2004, compared to no realized losses in the third quarter of 2003 and $0.1 million of realized losses in the first nine months of 2003.

Net Investment Income – Net investment income consists of the following for the three months and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Fixed income securities	$35,573	$30,997	$110,008	$91,120
Equity securities	2,276	2,132	6,919	5,835
Short-term investments	4,789	2,839	10,764	6,450

Investment income before expenses	42,638	35,968	127,691	103,405
Investment expenses	(683)	(553)	(2,073)	(809)

Net investment income	$41,955	$35,415	$125,618	$102,596

NOTE 5. RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans. The Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk. As of September 30, 2004, $5.5 million of deposits received under this agreement were included in cash and cash equivalents and can only be utilized to pay claims related to the agreement.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consist of the following as of September 30, 2004 and December 31, 2003.

	September 30,	Ownership	December 31,	Ownership
	2004	Percentage	2003	Percentage
	(Dollars in thousands)
FGIC Corporation	$677,721	42.1%	$625,154	42.1%
SPS	131,206	64.9%	115,803	56.8%
CMG	108,190	50.0%	97,389	50.0%
RAM Re	78,505	24.9%	75,675	24.9%
Other	25,605	various	23,825	various

Total	$1,021,227		$937,846

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended				Nine Months Ended
	September 30,	Ownership	September 30,	Ownership	September 30,	Ownership	September 30,	Ownership
	2004	Percentage	2003	Percentage	2004	Percentage	2003	Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC Corporation	$15,377	42.1%	$—	—	$46,877	42.1%	$—	—
SPS	200	64.9%*	(20,878)	56.8%	602	64.9%*	(14,163)	56.8%
CMG	3,707	50.0%	3,094	50.0%	10,710	50.0%	9,805	50.0%
RAM Re	1,684	24.9%	1,302	24.9%	4,811	24.9%	2,725	24.9%
Truman Capital	—	—	2,313	19.6%	—	—	4,513	19.6%
Other	153	various	593	various	804	various	(1,954)	various

Net income	$21,121		$(13,576)		$63,804		$926

*	During the third quarter of 2004, the Company’s ownership percentage in SPS increased from 56.8% to 64.9%.

On December 18, 2003, the Company completed its investment in FGIC Corporation by acquiring a 42.1% equity ownership interest in that entity. The Company is the strategic investor in a group of investors and funded $611.4 million in cash of the $1.6 billion total purchase price ($1.9 billion including GECC’s ownership interest) for the investment in FGIC Corporation. Our investment in FGIC Corporation, as of September 30, 2004, was $677.7 million, which included $611.4 million of cash, with the balance representing equity in earnings and capitalized acquisition costs related to the transaction, and the Company’s proportionate share of unrealized gains in FGIC Corporation’s investment portfolio.

As of September 30, 2004, our total investment in SPS was $150.4 million and consisted primarily of $131.2 million book value of the Company’s equity investment and $19.2 million of related party receivables. Included in the $131.2 million carrying value of SPS is a component of goodwill of approximately $28 million. During the third quarter of 2004, the Company’s ownership percentage of SPS increased from 56.8% to 64.9%, primarily due to SPS’s repurchase of its common stock from three minority shareholders. During the third quarter of 2004, SPS converted a $19.7 million note receivable and accrued interest thereon held by the Company into additional shares of common stock of SPS. The conversion did not significantly impact the Company’s ownership percentage in SPS as the other significant owner of SPS also received additional common shares of SPS based on its $10.3 million note receivable and accrued interest thereon. The number of common shares received was determined using each majority owner’s proportionate share of the total note receivable of $30 million and accrued interest divided by the book value per share of SPS on the conversion date. The Company evaluated its total investment in SPS, including related party receivables as of September 30, 2004, and determined that there was no other-than-temporary decline in the carrying value. Accordingly, the Company has not recognized an impairment charge with respect to its total investment in SPS. The Company will continue to evaluate the total investment for potential impairment.

In September 2003, the Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC. The loss in Other for the nine months ended 2003 was due to the $2.6 million loss from certain private equity limited partnership investments occurring in the first quarter of 2003.

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Beginning balance	$91,816	$91,573	$102,074	$85,210
Policy acquisition costs incurred and deferred	19,435	26,558	53,515	76,810
Amortization of deferred policy acquisition costs	(21,228)	(22,202)	(65,566)	(66,091)

Ending balance	$90,023	$95,929	$90,023	$95,929

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such period. In periods where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of previously deferred policy acquisition costs. Conversely, in periods where new business activity is declining, the asset will generally decrease because the amortization of previously deferred policy acquisition costs exceeds the amount of acquisition costs being deferred.

NOTE 8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and September 30, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Balance at January 1,	$346,939	$333,569
Reinsurance recoverable	(3,275)	(4,424)

Net beginning balance	343,664	329,145
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	191,558	186,883
Prior years	(14,368)	(37,166)

Total incurred	177,190	149,717
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(5,252)	(1,721)
Prior years	(160,805)	(148,354)

Total payments	(166,057)	(150,075)
Foreign currency translation	(545)	3,491

Net ending balance	354,252	332,278
Reinsurance recoverable	3,713	3,661

Balance at September 30,	$357,965	$335,939

The increase in consolidated loss reserves at September 30, 2004 compared to September 30, 2003 was due primarily to increases in the loss reserve balances in U.S. Mortgage Insurance Operations and PMI Europe’s acquisition of the U.K. lenders’ mortgage insurance portfolio from Royal & Sun Alliance (“R&SA”). The loss reserve increase in U.S. Mortgage Insurance Operations was primarily the result of expected higher proportions of delinquencies developing into claims as well as higher mortgage insurance coverage levels on pending delinquencies. U.S. Mortgage Insurance Operations’ primary insurance default inventory was 37,111 at September 30, 2004 compared to 36,171 at September 30, 2003. The default rate was 4.61% at September 30, 2004 compared to 4.36% at September 30, 2003. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

The $14.4 million and $37.2 million reductions in total losses and LAE incurred in prior years related to the nine months ended September 30, 2004 and 2003, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $14.4 million and $37.2 million reductions in losses and LAE were due in part to re-estimates of ultimate claim rates of defaults occurring in prior years in our Australian operations. These reductions in loss rates were attributable in part to the strong economy and housing market in Australia and New Zealand.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes - During 2002 and 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling $13.9 million. The assessments were the result of a memorandum issued by the FTB in April 2002, which was based in part on the California Court of Appeals decision in Ceridian Corp. v. Franchise Tax Board. The memorandum issued by the FTB provided for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiaries in determining California taxable income of the holding company for tax years ending on or after December 1, 1997. In 2003, the Company established a reserve of $4.7 million representing a portion of the total assessments sought by the FTB.

On September 29, 2004, the State of California enacted legislation that allows the deductibility of “qualifying dividends received” from a wholly-owned insurance company regardless of its domicile or the source of the insurance company’s income. This legislation permits an irrevocable election to take a deduction of 80% of “qualifying dividends received” for 1997 through 2003. The Company has made this election and, accordingly, has reversed the $4.7 million reserve established in connection with the FTB assessments. This reversal is reflected as a reduction in the Company’s consolidated income tax expense for the third quarter and first nine months of 2004.

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income for the three months and nine months ended September 30, 2004 and 2003 are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$102,643	$60,131	$318,786	$219,197
Other comprehensive income (loss), net of deferred taxes:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period, net of deferred taxes	64,155	(17,730)	(3,286)	17,466
Reclassification of realized (gains) included in net income, net of deferred taxes	(1,010)	(2,960)	(1,882)	(5,098)

Net unrealized holding gains (losses)	63,145	(20,690)	(5,168)	12,368
Change in foreign currency translation gains (losses)	20,490	5,300	(15,063)	68,843

Other comprehensive income (loss), net of deferred taxes	83,635	(15,390)	(20,231)	81,211

Comprehensive income	$186,278	$44,741	$298,555	$300,408

The unrealized holding gains in the third quarter of 2004 were primarily due to decreases in fixed income security interest rates, which caused market value increases relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized holding gains arising in our unconsolidated subsidiaries’ investment portfolios. The change in foreign currency translation gains for the third quarter of 2004 and for the corresponding period of 2003 was due primarily to strengthening of the Australian dollar relative to the U.S. dollar.

The unrealized holding losses in the nine months ended September 30, 2004 compared to unrealized holding gains in the corresponding period in 2003 was primarily due to increases in fixed income security interest rates relative to the consolidated fixed income portfolio and the Company’s share of unrealized holding losses arising in our consolidated subsidiaries’ investment portfolio. The change in foreign currency translation gains for the nine months ended September 30, 2004 was due primarily to the strengthening of the U.S. dollar relative to the Australian dollar compared to the corresponding period in 2003.

NOTE 11. BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended September 30, 2004
	U.S.
	Mortgage
	Insurance	International	Financial		Consolidated
	Operations	Operations	Guaranty	Other	Total
	(Dollars in thousands)
Revenues:
Premiums earned	$162,276	$32,829	$—	$18	$195,123
Net investment income	24,332	11,848	—	5,775	41,955
Equity in earnings from unconsolidated subsidiaries	3,707	—	17,061	353	21,121
Net realized investment gains and other income	1,648	552	—	5,772	7,972

Total revenues	191,963	45,229	17,061	11,918	266,171
Losses and expenses:
Losses and loss adjustment expenses	60,092	746	—	—	60,838
Amortization of deferred policy acquisition costs	18,003	3,225	—	—	21,228
Other underwriting and operating expenses	20,526	7,346	—	16,545	44,417
Interest expense	13	12	—	8,612	8,637

Income (loss) before income taxes	93,329	33,900	17,061	(13,239)	131,051
Income tax (benefit)	25,528	10,218	1,820	(9,158)	28,408

Net income (loss)	$67,801	$23,682	$15,241	$(4,081)	$102,643

Total assets	$2,485,761	$995,664	$756,226	$794,115	$5,031,766

	Three Months Ended September 30, 2003
	U.S.
	Mortgage
	Insurance	International	Financial		Consolidated
	Operations	Operations	Guaranty	Other	Total
	(Dollars in thousands)
Revenues:
Premiums earned	$146,068	$24,257	$—	$22	$170,347
Net investment income	21,997	9,093	—	4,325	35,415
Equity in earnings (losses) from unconsolidated subsidiaries	3,094	—	1,302	(17,972)	(13,576)
Net realized investment gains and other income	3,916	773	—	7,806	12,495

Total revenues	175,075	34,123	1,302	(5,819)	204,681
Losses and expenses:
Losses and loss adjustment expenses	53,358	(6,612)	—	—	46,746
Amortization of deferred policy acquisition costs	19,591	2,611	—	—	22,202
Other underwriting and operating expenses	18,928	5,135	—	21,762	45,825
Interest expense and distributions on mandatorily redeemable preferred securities	65	—	—	5,892	5,957

Income (loss) from continuing operations before income taxes	83,133	32,989	1,302	(33,473)	83,951
Income tax (benefit) from continuing operations	24,792	9,277	456	(5,995)	28,530

Income (loss) from continuing operations after income taxes	58,341	23,712	846	(27,478)	55,421
Income from discontinued operations before income taxes	—	—	—	7,294	7,294
Income taxes from discontinued operations	—	—	—	2,584	2,584

Income from discontinued operations after income taxes	—	—	—	4,710	4,710

Net income (loss)	$58,341	$23,712	$846	$(22,768)	$60,131

Total assets	$2,302,236	$724,076	$74,946	$778,485	$3,879,743

	Nine Months Ended September 30, 2004
	U.S.
	Mortgage
	Insurance	International	Financial		Consolidated
	Operations	Operations	Guaranty	Other	Total
	(Dollars in thousands)
Revenues:
Premiums earned	$465,692	$102,343	$—	$53	$568,088
Net investment income	76,734	34,301	—	14,583	125,618
Equity in earnings from unconsolidated subsidiaries	10,710	—	51,688	1,406	63,804
Net realized investment gains and other income	2,625	5,156	—	20,183	27,964

Total revenues	555,761	141,800	51,688	36,225	785,474
Losses and expenses:
Losses and loss adjustment expenses	174,802	2,388	—	—	177,190
Amortization of deferred policy acquisition costs	55,544	10,022	—	—	65,566
Other underwriting and operating expenses	71,554	21,153	—	51,649	144,356
Interest expense	51	73	—	25,850	25,974

Income (loss) from continuing operations before income taxes	253,810	108,164	51,688	(41,274)	372,388
Income tax (benefit) from continuing operations	69,138	32,488	5,453	(19,571)	87,508

Income (loss) from continuing operations after income taxes	184,672	75,676	46,235	(21,703)	284,880
Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30,108	30,108

Net income	$184,672	$75,676	$46,235	$12,203	$318,786

Total assets	$2,485,761	$995,664	$756,226	$794,115	$5,031,766

	Nine Months Ended September 30, 2003
	U.S.
	Mortgage
	Insurance	International	Financial		Consolidated
	Operations	Operations	Guaranty	Other	Total
	(Dollars in thousands)
Revenues:
Premiums earned	$447,605	$66,860	$—	$66	$514,531
Net investment income	67,471	22,273	—	12,852	102,596
Equity in earnings (losses) from unconsolidated subsidiaries	9,805	—	2,725	(11,604)	926
Net realized investment gains and other income	5,627	1,332	—	33,960	40,919

Total revenues	530,508	90,465	2,725	35,274	658,972
Losses and expenses:
Losses and loss adjustment expenses (reversal)	156,465	(6,748)	—	—	149,717
Amortization of deferred policy acquisition costs	58,603	7,488	—	—	66,091
Other underwriting and operating expenses	52,644	13,669	—	63,108	129,421
Interest expense and distributions on mandatorily redeemable preferred securities	138	—	—	16,507	16,645

Income (loss) from continuing operations before income taxes	262,658	76,056	2,725	(44,341)	297,098
Income tax (benefit) from continuing operations	76,550	21,597	954	(10,375)	88,726

Income (loss) from continuing operations after income taxes	186,108	54,459	1,771	(33,966)	208,372
Income from discontinued operations before income taxes	—	—	—	16,615	16,615
Income taxes from discontinued operations	—	—	—	5,790	5,790

Income from discontinued operations after income taxes	—	—	—	10,825	10,825

Net income (loss)	$186,108	$54,459	$1,771	$(23,141)	$219,197

Total assets	$2,302,236	$724,076	$74,946	$778,485	$3,879,743

NOTE 12. DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for APTIC were classified as discontinued operations beginning in the fourth quarter of 2003 with prior periods presented for comparability. The Company recognized an after-tax gain of $30.1 million upon completion of the sale of APTIC on March 19, 2004. Accordingly, no results related to APTIC have been recorded in the consolidated statements of operations for the second and third quarters of 2004.

The results of operations of APTIC for the period ended March 19, 2004 and the nine months ended September 30, 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Total revenues	$54,456	$223,465
Losses and expenses	48,700	206,850

Income from discontinued operations before income taxes	5,756	16,615
Income taxes from discontinued operations	1,958	5,790

Income from discontinued operations after income taxes	3,798	10,825
Gain on sale of discontinued operations, net of income taxes of $17,131	30,108	—

Total income from discontinued operations	$33,906	$10,825

     The assets and liabilities of APTIC as of December 31, 2003 were as follows:

December 31, 2003
(Dollars in thousands)
Assets
Cash and investments	$101,577
Accounts receivable and other assets	16,285

Total assets	$117,862

Liabilities
Reserve for losses and loss adjustment expenses	$29,145
Accounts payable and other liabilities	15,072

Total liabilities	$44,217

NOTE 13. BENEFIT PLANS

     The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pension benefits:
Service cost	$2,035	$2,508	$6,723	$7,332
Interest cost	1,000	1,331	3,527	3,890
Expected return on assets	(856)	(826)	(3,194)	(2,413)
Prior service cost amortization	(35)	26	15	78
Net loss amortization	274	355	649	1,037

Net periodic benefit cost	2,418	3,394	7,720	9,924
Additional cost	—	—	1,380	—

Net periodic benefit cost	$2,418	$3,394	$9,100	$9,924

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other post-retirement benefits:
Service cost	$188	$508	$1,211	$1,462
Interest cost	342	319	890	920
Prior service cost amortization	2	7	11	19
Actuarial loss recognized	84	63	245	183
Additional cost	52	—	52	—

Net periodic post-retirement benefit	$668	$897	$2,409	$2,584

     During the first nine months of 2004, the Company contributed approximately $10 million to its pension plan. The maximum annual deductible under IRS rules is approximately $16 million.

NOTE 14. CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES AND EQUITY INVESTEES

The following condensed financial statement information represents the Company’s proportionate share in, and has been presented on a combined basis for, all equity investees and unconsolidated majority-owned subsidiaries (primarily SPS) accounted for under the equity method of accounting, as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003.

			Unconsolidated Majority-
	Equity Investees		Owned Subsidiaries
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$36,389	$37,008	$11,579	$24,806
Investments	1,554,072	1,347,241	51,593	51,593
Accrued investment income	18,488	15,914	—	—
Servicing assets	—	—	45,577	69,538
Deferred policy acquisition costs	28,882	17,251	—	—
Accounts receivable and other assets	74,604	71,901	216,990	215,062

Total assets	$1,712,435	$1,489,315	$325,739	$360,999

Liabilities:
Reserve for losses and loss adjustment expenses	$25,464	$23,726	$—	$—
Unearned premiums	473,552	422,454	—	—
Notes payable	162,464	95,648	182,484	207,699
Accounts payable and other liabilities	59,699	28,143	36,776	69,940

Total liabilities	721,179	569,971	219,260	277,639
Shareholders’ equity	991,256	919,344	106,479	83,360

Total liabilities and shareholders’ equity	$1,712,435	$1,489,315	$325,739	$360,999

			Unconsolidated Majority-
	Equity Investees		Owned Subsidiaries
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Condensed Combined Statements of Operations
Total revenues	$44,915	$12,066	$7,703	$37,481
Total expenses	15,650	3,412	7,481	71,615

Income (loss) before income taxes	29,265	8,654	222	(34,134)
Income tax (benefit)	6,668	1,352	7	(13,256)

Net income (loss)	22,597	7,302	215	(20,878)
Preferred stock dividend	1,687	—	—	—

Net income (loss) available to common stockholders	$20,910	$7,302	$215	$(20,878)

			Unconsolidated Majority-
	Equity Investees		Owned Subsidiaries
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Condensed Combined Statements of Operations
Total revenues	$122,368	$29,773	$84,681	$127,269
Total expenses	35,337	10,472	83,432	150,905

Income (loss) before income taxes	87,031	19,301	1,249	(23,636)
Income tax (benefit)	18,739	4,212	648	(9,473)

Net income (loss)	68,292	15,089	601	(14,163)
Preferred stock dividend	5,088	—	—	—

Net income (loss) available to common stockholders	$63,204	$15,089	$601	$(14,163)

As of September 30, 2004, included in the Company’s retained earnings was $104.7 million of undistributed equity earnings of existing equity investees, all of which have ownership interests of 50% or less.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•	global political conditions, including the occurrence of any terrorist attack or the outbreak of war, and possible business disruptions that may result from such events;

•	changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates, consumer confidence; housing demand, housing values, unemployment rates, consumer and borrower credit, and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•	changes in the demand for mortgage insurance as a result of economic factors, regulatory or government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/10/10 loans) and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•	the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality and non-traditional loans, adjustable rate mortgages and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors, or any polarization between us and the GSEs, FM Policy Focus or our customers;

•	changes in the business practices or eligibility guidelines of the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated strategic investments’ claims-paying, financial strength or credit ratings;

•	legislative and regulatory developments, litigation and new theories of liability applicable to us, our subsidiaries or our unconsolidated strategic investments;

•	legal and other constraints on the amount of dividends we receive from subsidiaries;

•	the performances of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•	the performances of our unconsolidated strategic investments, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, economic factors or political or regulatory conditions;

•	potential limitations on our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity;

•	technological developments; and

•	management’s ability to appropriately respond to uncertainties and risks, including the foregoing.

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

Overview of Our Business

     We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $67.8 million for the third quarter of 2004 and $184.7 million for the nine months ended September 30, 2004, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively referred to as “PMI”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $23.7 million for the third quarter of 2004 and $75.7 million for the nine months ended September 30, 2004.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $15.2 million for the third quarter of 2004 and $46.2 million for the nine months ended September 30, 2004.

•	Other. Our Other segment consists of our holding company and contract underwriting operations, equity in earnings primarily from our unconsolidated strategic investment, SPS Holding Corp. (formerly, Fairbanks Capital Holding Corp.), or SPS, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. On March 19, 2004, we completed the sale of APTIC, which generated $115.1 million in cash proceeds and an after tax gain of $30.1 million. Accordingly, there were no results of operations related to APTIC in the second or third quarter of 2004. Our Other segment generated a net loss of $4.1 million in the third quarter of 2004 and net income of $12.2 million in the nine months ended September 30, 2004.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter and Nine Months ended September 30, 2004

     Our consolidated net income for the third quarter of 2004 was $102.6 million and $318.8 million for the nine months ended September 30, 2004, compared to $60.1 million and $219.2 million for the corresponding periods in 2003. Our consolidated income from continuing operations after income taxes increased 85.2% in the third quarter of 2004 and 36.7% in the first nine months of 2004 compared to the corresponding periods in 2003. These increases in our consolidated income from continuing operations after income taxes were primarily due to increases in our equity in earnings from FGIC Corporation, increases in premiums earned and net investment income, particularly from our International Operations, and an increase in equity in earnings from SPS in the third quarter and first nine months of 2004. The increases were partially offset by higher other underwriting and operating expenses and losses and loss adjustment expenses, or LAE, primarily from U.S. Mortgage Insurance Operations, and an increase in our interest expense as a result of long-term debt that we issued in the fourth quarter of 2003.

Trends and Conditions Affecting Financial Performance

     U.S. Mortgage Insurance Operations. Factors affecting the financial performance of our U.S. Mortgage Insurance Operations segment include:

•	Policy Cancellations and Persistency. Low interest rates in 2002, 2003 and 2004 have resulted in heavy mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. PMI’s persistency rate, the percentage of insurance policies at the beginning of a 12-month period that remain in force at the end of that period, was 59.5% at September 30, 2004, 44.6% at December 31, 2003 and 41.9% at September 30, 2003. While interest rates remain at affordable levels, the improvement in PMI’s persistency rate at September 30, 2004 compared to December 31, 2003 resulted from increases in mortgage interest rates and a corresponding decline in refinance activity in 2004. If mortgage interest rates increase, we believe that PMI’s persistency rate will continue to improve. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies. Upon cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium.

•	New Insurance Written (NIW). PMI’s NIW decreased by 40% and 32% in the third quarter and first nine months of 2004, respectively, compared to the corresponding periods in 2003. These decreases were primarily caused by lower levels of residential mortgage origination, principally refinance activities, which generally resulted from higher interest rates. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage and private mortgage insurance markets. Increased use of alternatives to private mortgage insurance, such as 80/10/10 loans, has negatively affected the size of the private mortgage insurance market and PMI’s NIW in 2004.

•	PMI’s Loss Experience. PMI’s claims paid including LAE increased by 18.8% and 11.7% in the quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003 primarily as a result of the aging of PMI’s insurance portfolio and continued challenging economic conditions. We expect PMI’s losses associated with claims paid to increase in 2004 compared to 2003 as a result of these factors. Changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

•	Captive Reinsurance. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lender-customers. In return, a portion of PMI’s gross premiums written is ceded to the captive reinsurance companies. At September 30, 2004, 53.1% of

PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 48.6% as of September 30, 2003. This increase has and will continue to negatively impact PMI’s net premiums written and net premiums earned in 2004. The increase was driven by refinance activity in 2003 and 2004 resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW being generated by customers with captive reinsurance agreements.

     International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s NIW and insurance in force increased in the quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003, positively affecting consolidated premiums earned and net investment income. The increases in NIW and insurance in force were driven by exchange rate fluctuations and favorable economic conditions in the Australian and New Zealand economies. PMI Australia’s net income also continued to be positively impacted by the low level of reported defaults and favorable claims experience.

•	PMI Europe. PMI Europe’s net income, premiums earned and risk in force increased in the quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003 largely as a result of its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal & Sun Alliance, or R&SA.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the U.S. dollar, the Australian dollar, and the Euro. The change in the average foreign currency exchange rates from the third quarter and first nine months of 2003 to the corresponding periods in 2004 favorably impacted our International Operations net income by $1.6 million and $9.0 million, respectively, primarily due to appreciation in the Australian dollar. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the local currencies. We have purchased foreign currency put options at a cost of $1.1 million to mitigate the effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2004.

     Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•	FGIC Corporation. In the third quarter and first nine months of 2004, the significant portion of our net income derived from our Financial Guaranty segment was generated by equity earnings in FGIC Corporation. Factors affecting FGIC Corporation’s financial performance include interest rate movements, the level of public financings and FGIC’s ability to expand into new markets.

•	RAM Re. RAM Re’s net income increased in the third quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003 primarily due to increases in premiums earned and investment income, offset by an increase in underwriting and operating expenses.

     Other. Factors affecting the financial performance of our Other segment include:

•	SPS (formerly Fairbanks Capital Holding Corp.). SPS’s net income increased in the third quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003 primarily due to $55 million in charges taken by SPS in the third quarter of 2003, partially offset by lower gross servicing fees in 2004. The servicing portfolio of SPS’s main operating subsidiary, Select Portfolio Servicing, declined to approximately $23.7 billion as of September 30, 2004 from approximately $47.0 billion as of September 30, 2003. This decline contributed to reductions in SPS’s gross revenues by 80.9% in the third quarter of 2004 and 33.1% in the first nine months of

2004, compared to the corresponding periods in 2003. SPS’s total expenses declined by 90.7% in the third quarter of 2004 and 47.0% in the first nine months of 2004, compared to the same periods in 2003.

•	Contract Underwriting Services. Due to a decline in refinancing activity and mortgage originations in 2004, revenue from contract underwriting decreased to $6.1 million in the third quarter of 2004 and $20.7 million in the first nine months of 2004 from $11.5 million and $36.3 million in the corresponding periods in 2003, and contract underwriting expenses allocated to our Other segment decreased to $6.2 million and $20.7 million in the third quarter and first nine months of 2004 from $12.5 million and $39.7 million in the corresponding periods in 2003.

•	Other Items Affecting this Segment. Our Other segment also includes net investment income, net income from discontinued operations, expenses related to corporate overhead, including salaries and bonuses, and interest expense and distributions on our mandatorily redeemable preferred securities and, in the first quarter of 2004, the gain on sale of APTIC.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions, except per			(In millions, except per
	share data)			share data)
REVENUES
Premiums earned	$195.1	$170.3	14.6%	$568.1	$514.5	10.4%
Net investment income	42.0	35.4	18.6%	125.6	102.6	22.4%
Equity in earnings (losses) of unconsolidated strategic investments	21.1	(13.6)	—	63.8	0.9	—
Net realized investment gains	1.6	0.9	77.8%	2.9	4.3	(32.6)%
Other income	6.4	11.7	(45.3)%	25.1	36.6	(31.4)%

Total revenues	266.2	204.7	30.0%	785.5	658.9	19.2%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	60.8	46.7	30.2%	177.2	149.7	18.4%
Amortization of deferred policy acquisition costs	21.2	22.2	(4.5)%	65.5	66.1	(0.9)%
Other underwriting and operating expenses	44.5	45.9	(3.1)%	144.4	129.4	11.6%
Interest expense and distributions on mandatorily redeemable preferred securities	8.6	6.0	43.3%	26.0	16.6	56.6%

Total losses and expenses	135.1	120.8	11.8%	413.1	361.8	14.2%

Income from continuing operations before income taxes	131.1	83.9	56.3%	372.4	297.1	25.3%
Income taxes from continuing operations	28.5	28.5	—	87.5	88.7	(1.4)%

Income from continuing operations after income taxes	102.6	55.4	85.2%	284.9	208.4	36.7%

Income from discontinued operations before income taxes	—	7.3	—	5.8	16.6	(65.1)%
Income taxes for discontinued operations	—	2.6	—	2.0	5.8	(65.5)%

Income from discontinued operations after income taxes	—	4.7	—	3.8	10.8	(64.8)%
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30.1	—	—

Net income	$102.6	$60.1	70.7%	$318.8	$219.2	45.4%

Diluted earnings per share	$1.05	$0.67	56.7%	$3.28	$2.43	35.0%

The 70.7% increase in consolidated net income in the third quarter of 2004 compared to the third quarter of 2003 was due primarily to losses of $20.9 million attributed to our equity investment in SPS in the third quarter of 2003, equity earnings from FGIC Corporation of $15.4 million in the third quarter of 2004, higher investment income in International Operations and U.S. Mortgage Insurance Operations in the third quarter of 2004, third quarter 2004 premiums earned of $7.8 million relating to a U.S. Mortgage Insurance Operations single premium policy executed in the fourth quarter of 2003, our reversal in the third quarter of 2004 of a $4.7 million tax reserve established in connection with assessments received from the California Franchise Tax Board, and a $2.6 million (pre-tax) refund received in the third quarter of 2004 relating to the settlement in 2001 of the Baynham litigation. These factors were partially offset by higher losses and LAE incurred in the third quarter of 2004, primarily in U.S. Mortgage Insurance Operations, compared to the third quarter of 2003. The 45.4% increase in consolidated net income in the first nine months of 2004 compared to the first nine months of 2003 was due primarily to the performance of FGIC Corporation, increased net income from International Operations

(partially as a result of appreciation of the Australian dollar in 2004) and a $30.1 million after-tax gain on the sale of APTIC in March 2004.

The increases in premiums earned during the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were attributable primarily to increases in premiums earned by our International Operations and U.S. Mortgage Insurance Operations segments. PMI Australia’s premiums earned increased as a result of growth in its business and the continued weakening of the U.S. dollar relative to the Australian dollar. U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of higher average premium rates in 2004 and the release of $7.8 million of unearned premiums to earned premiums in the third quarter of 2004 relating to loan cancellations reported in that quarter under a non-refundable single premium policy executed in the fourth quarter of 2003. See Premiums written and earned in U.S. Mortgage Insurance Operations, below. PMI Europe’s premiums earned increased in the third quarter and first nine months of 2004 compared to the corresponding periods of 2003 primarily as a result of its acquisition of the R&SA portfolio in the fourth quarter of 2003.

The increases in net investment income in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to growth in our investment portfolio and municipal bond refundings, partially offset by a decrease in our book yield related to our U.S. portfolio. Our investment portfolio grew primarily as a result of excess cash flows from operations, offset by our investment in FGIC Corporation. As of September 30, 2004, our consolidated pre-tax book yield was 5.0% compared to 5.5% as of September 30, 2003. This decline reflects the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio. The decline was partially offset by investments of excess cash from operations.

We account for our unconsolidated strategic investments and limited partnerships using the equity method of accounting. The increases in equity earnings (losses) from our unconsolidated strategic investments in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to our investment in FGIC Corporation in December 2003 and our resulting equity in earnings from FGIC Corporation of $15.4 million and $46.9 million in the quarter and nine months ended September 30, 2004, respectively. The increases in equity in earnings (losses) of unconsolidated strategic investments in the third quarter and first nine months of 2004 compared to the corresponding periods of 2003 were also due to losses at SPS in the third quarter of 2003. Equity in earnings from SPS was $0.2 million in the third quarter of 2004, an increase of $21.1 million from the corresponding period in 2003, and was $0.6 million in the first nine months of 2004, an increase of $14.8 million from the corresponding period in 2003. The losses in 2003 were largely a result of SPS charges of approximately $55 million (pre-tax) in connection with its settlement of potential civil charges by the Federal Trade Commission, or FTC, and U.S. Department of Housing and Urban Development, or HUD, settlement of certain putative class action litigation, and certain state regulatory actions. Our proportionate share of the SPS charges was $19.1 million pre-tax and $17.8 million after tax.

The decreases in other income in the third quarter and first nine months of 2004, compared to the corresponding periods in 2003 were largely due to lower fees generated by our contract underwriting services. Contract underwriting activity decreased in the first nine months of 2004 due to a decline in the refinance market. The results of our contract underwriting operations are included in our Other segment.

The change in losses and LAE from the third quarter of 2003 to the third quarter of 2004 was primarily due to higher claims paid in U.S. Mortgage Insurance Operations and a reserve reversal in the third quarter of 2003 in International Operations. The change from the first nine months of 2003 to the first nine months of 2004 was primarily the result of higher claims paid in 2004, an increase in incurred losses in U.S. Mortgage Insurance Operations in the first quarter of 2004, and the reserve reversal in 2003 in International Operations. See Critical Accounting Policies and Estimates and Losses and LAE in U.S. Mortgage Insurance Operations, below.

The decrease in other underwriting and operating expenses in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to the $2.6 million (pre-tax) Baynham settlement refund received in the third quarter of 2004. The increase in other underwriting and operating expenses in the first nine months of 2004 compared to the corresponding period in 2003 was due primarily to higher operating expenses in our U.S. Mortgage Insurance Operations, including compensation and related expenses paid in the first nine months of 2004, expenses related to PMI’s field operations restructuring, recognition of expenses previously deferred as acquisition costs, and increases in LAE adjustments. Increases in PMI Australia’s payroll and payroll-related expenses, primarily due to increased employee head-count, and profit and exchange commissions related to PMI Australia’s captive reinsurance arrangements also contributed to the increase in our consolidated other underwriting and operating expenses in the first nine months of 2004 compared to the first nine months of 2003.

The increases in interest expense in the third quarter and the first nine months of 2004 compared to the corresponding periods in 2003 were primarily due to the issuance of our equity units offered in November 2003. See Liquidity and Capital Resources, Debt and Equity Financing, below.

Our income tax expense from continuing operations in the third quarter of 2004 remained flat compared to the corresponding period in 2003 primarily as a result of a decrease in the effective tax rate from 34.0% to 21.8%, offset by an increase in pre-tax income from continuing operations. The decreases in our effective tax rate for the quarter and nine months ended September 30, 2004 were due to increases in the proportion of the income that we derived from PMI Australia and equity in earnings from FGIC Corporation, and our reversal of a $4.7 million tax reserve established as a result of assessments received from the California Franchise Tax Board (“FTB”) for 1997 through 2000. The assessments were the result of a memorandum issued by the FTB in April 2002 which provided for the disallowance of the deduction for dividends received by holding companies from their insurance company subsidiaries in determining California taxable income of the holding company for tax years ending on or after December 1, 1997. In September 2004, the State of California enacted legislation allowing the deductibility of “qualifying dividends received” from a wholly-owned insurance company and permitting an irrevocable election to take a deduction of 80% of “qualifying dividends received” for 1997 through 2003. We have made this election and, accordingly, reversed the $4.7 million reserve. This reversal is reflected as a reduction in the tax expense for both the third quarter and first nine months of 2004. The effective tax rate for the third quarter of 2004, excluding the reversal of the $4.7 million reserve, would have been 25.2%.

Our income tax expense from continuing operations in the first nine months of 2004 decreased by 1.4% compared to the corresponding period in 2003 primarily as a result of a decrease in the effective tax rate from 29.9% to 23.5%, offset by an increase in pre-tax income from continuing operations. The decrease in our effective tax rate for the nine months ended September 30, 2004 was due to equity in earnings from FGIC Corporation, the increase in proportion of income we derived from PMI Australia, and the reversal of the tax reserve discussed in the preceding paragraph. The effective tax rate for the first nine months of 2004, excluding the reversal of the $4.7 million reserve, would have been 24.8%.

Segment Results

The following table presents consolidated net income and net income for each of our segments for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$67.8	$58.3	16.3%	$184.7	$186.1	(0.8)%
International Operations	23.7	23.7	—	75.7	54.4	39.2%
Financial Guaranty	15.2	0.9	—	46.2	1.8	—
Other	(4.1)	(22.8)	(82.0)%	12.2	(23.1)	—

Consolidated net income	$102.6	$60.1	70.7%	$318.8	$219.2	45.4%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions)			(In millions)
Premiums earned	$162.3	$146.1	11.1%	$465.7	$447.6	4.0%
Equity in earnings from unconsolidated strategic investments	$3.7	$3.1	19.4%	$10.7	$9.8	9.2%
Losses and loss adjustment expenses	$60.1	$53.4	12.5%	$174.8	$156.5	11.7%
Underwriting and operating expenses	$38.5	$38.5	—	$127.1	$111.2	14.3%
Net income	$67.8	$58.3	16.3%	$184.7	$186.1	(0.8)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions)			(In millions)
Gross premiums written	$187.9	$177.2	6.0%	$569.5	$543.3	4.8%
Ceded premiums	(40.7)	(32.9)	23.7%	(114.7)	(94.6)	21.2%
Refunded premiums	(3.5)	(6.0)	(41.7)%	(10.6)	(16.5)	(35.8)%

Net premiums written	$143.7	$138.3	3.9%	$444.2	$432.2	2.8%

Premiums earned	$162.3	$146.1	11.1%	$465.7	$447.6	4.0%

The increases in gross and net premiums written in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to an increase in PMI’s average premium rate. PMI’s average premium rate increased as a result of a higher percentage of policies with deeper coverage, adjustable rate mortgages and higher loan-to-value ratios, or LTVs, in 2004 than in 2003. The decreases in refunded premiums in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to lower levels of policy cancellations in 2004.

The increases in ceded premiums in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were driven by the increasing percentage of primary insurance in force subject to captive reinsurance agreements, increases in premiums written and higher average premium rates. Primary insurance in force refers to the current principal balance of all primary insured mortgage loans as of a given date. Heavy refinance volume, particularly in 2003, resulted in an increasing penetration of loans subject to captive reinsurance agreements in PMI’s portfolio. As of September 30, 2004, 53.1% of primary insurance in force and 54.6% of primary risk in force were subject to captive reinsurance agreements, compared to 48.6% and 50.3% as of September 30, 2003, respectively. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that the percentage of PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

The increase in premiums earned in the third quarter of 2004 compared to the third quarter of 2003 was due primarily to two factors. The first factor was an increase in PMI’s average premium rate in the third quarter of 2004. The second factor was the release of $7.8 million of unearned premiums to earned premiums in the third quarter of 2004 relating to loan cancellations reported in that quarter under a non-refundable single premium policy executed in the fourth quarter of 2003. The majority of those loan cancellations occurred in the third quarter of 2004, and the remainder occurred in prior periods. The increase in premiums earned was also due, to a lesser extent, to higher levels of insurance in force and risk in force in the third quarter of 2004 compared to the third quarter of 2003.

The increase in premiums earned in the first nine months of 2004 compared to the corresponding period in 2003 was due primarily to the factors described in the paragraph immediately above but was partially offset by $7.1 million of additional premiums earned in the first quarter of 2003 due to an adjustment to PMI’s unearned premiums in that quarter. This adjustment was the result of a first quarter 2003 review of PMI’s unearned premiums and loss reserves for its pool insurance business and reduced unearned premiums to match actual loss experience.

Losses and LAE – PMI’s total losses and LAE represent claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. Claims paid including LAE includes amounts paid on primary insurance claims, pool insurance claims and LAE. PMI’s total losses and LAE and related claims data are shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions, except percentages, number of primary claims paid and as otherwise noted)

Claims paid including LAE	$60.1	$50.6	18.8%	$164.8	$147.6	11.7%
Change in net loss reserves	—	2.8	—	10.0	8.9	12.4%

Total losses and LAE	$60.1	$53.4	12.5%	$174.8	$156.5	11.7%

Number of primary claims paid	2,325	1,853	25.5%	6,354	5,363	18.5%
Average primary claim size (in thousands)	$22.4	$23.3	(3.9)%	$22.9	$23.8	(3.8)%

As shown in the table above, total losses and LAE and claims paid including LAE in the third quarter of 2004 increased compared to the third quarter of 2003 primarily as a result of an increase in the number of primary claims paid, offset by decreases in the average primary claim size and real estate owned carrying costs. Increases in PMI’s number of primary claims paid in the third quarter and first nine months of 2004 were driven by the continued seasoning of PMI’s primary insurance portfolio and general economic conditions. As of September 30, 2004, approximately 95% of PMI’s primary risk in force was written after December 31, 1998 and 83% was written after December 31, 2001. We believe that the decreases in the average primary claim size in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were primarily the result of continued home price appreciation and PMI’s loss mitigation efforts.

As shown in the table above, total losses and LAE and claims paid including LAE increased in the first nine months of 2004 compared to the first nine months of 2003 primarily as a result of increases in primary claims paid in 2004 and total incurred losses in the first quarter of 2004. The increase in total incurred losses was due to a number of factors, including the seasoning of our primary insurance portfolio and higher claim rates associated with the portion of PMI’s portfolio that contains non-traditional and less-than-A quality mortgage loans. Primary claims paid increased to $52.1 million and $145.4 million in the third quarter and first nine months of 2004 compared to $43.1 million and $127.5 million in the third quarter and first nine months of 2003. Pool insurance claims paid also increased from $6.4 million and $14.6 million in the third quarter and first nine months of 2004, compared to $4.7 million and $13.0 million in the third quarter and first nine months of 2003. (For a discussion of changes in net loss reserves, see Critical Accounting Policies and Estimates, Reserves for Losses and LAE below.)

PMI’s primary default data is presented in the table below.

	As of September 30,
	2004	2003	Percent Change/ Variance
	(In millions, except percentages)

Primary policies in force	805,859	829,064	(2.8)%
Primary loans in default	37,111	36,171	2.6%
Primary default rate	4.61%	4.36%	0.25pps
Primary default rate for bulk transactions	8.97%	8.95%	0.02pps
Primary default rate for flow transactions	4.07%	3.77%	0.30pps

The increase in PMI’s primary default rate was due primarily to a decline in the number of primary insurance policies in force and the increase in primary loans in default. The default rates for bulk channel transactions at September 30, 2004 and 2003 remained higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and non-traditional loans (see Credit characteristics below) in PMI’s bulk portfolio.

As of September 30, 2004, PMI’s modified pool insurance (see Modified pool insurance below) default rate was 6.02% with 10,748 modified pool loans in default, compared to a default rate of 5.94% with 9,526 modified pool loans in default as of September 30, 2003. The increase in the default rate was driven by both an increase in modified pool loans in default and a decrease in modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and deductibles, in some instances, reduce PMI’s ultimate loss exposure on loans insured by these products. PMI’s default rate for GSE Pool (see Traditional pool insurance below) as of September 30, 2004 was 4.49% with 3,765 loans in default, compared to 3.18% with 4,054 loans in default as of September 30, 2003. The increase in the GSE Pool default rate was due to a decline in the number of loans insured, partially offset by a decline in the number of loans in default.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions)				(In millions)
Amortization of deferred policy acquisition costs	$18.0	$19.6	(8.2)%	$55.5	$58.6	(5.3)%
Other underwriting and operating expenses	20.5	18.9	8.5%	71.6	52.7	35.9%

Total underwriting and operating expenses	$38.5	$38.5	—	$127.1	$111.3	14.2%

Policy acquisition costs incurred and deferred	$14.0	$22.8	(38.6)%	$41.7	$63.5	(34.3)%

Policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance, including contract underwriting and sales-related activities. These costs are initially deferred and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and can also be reduced by increased efficiency from the use of PMI’s electronic origination and delivery methods. Electronic delivery accounted for approximately 86% of PMI’s insurance commitments from its primary flow channel during the third quarter of 2004, compared to approximately 81% during the corresponding period in 2003.

The decreases in policy acquisition costs incurred and deferred in the quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003 were primarily the result of declines in NIW and an increase in electronic delivery over the same periods. From December 31, 2003 to September 30, 2004, PMI’s deferred policy acquisition cost asset decreased by $13.3 million due primarily to the decline in NIW compared to prior periods and the increase in electronic delivery. Continued declines in the deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The increase in other underwriting and operating expenses for the third quarter of 2004 compared to the corresponding period in 2003 was attributable primarily to the recognition of expenses previously deferred as acquisition costs and depreciation, partially offset by a $2.6 million (pre-tax) refund relating to the settlement in 2001 of the Baynham litigation.

The increase in other underwriting and operating expenses in the first nine months of 2004 compared to the corresponding period in 2003 was due primarily to: increases in various operating expenses; expenses related to a portion of 2003 annual incentive bonuses and 401(k) contributions paid in the first quarter of 2004; various 2002 expense accruals that were reversed in the first quarter of 2003; recognition of expenses previously deferred as acquisition costs; and field operations restructuring expenses. This increase was partially offset by the Baynham settlement refund.

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are not deferrable and are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $6.2 million in the third quarter of 2004 and $20.7 million in the first nine months of 2004, compared to $12.5 million and $39.7 million in the corresponding periods in 2003. The decrease in allocations reflected lower contract underwriting activity, which decreased primarily as a result of a decrease in refinancing activity and mortgage originations.

Ratios – PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Variance	2004	2003	Variance
Loss ratio	37.0%	36.5%	0.5pps	37.5%	35.0%	2.5pps
Expense ratio	26.8%	27.9%	(1.1)pps	28.6%	25.7%	2.9pps

Combined ratio	63.8%	64.4%	(0.6)pps	66.1%	60.7%	5.4pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increases in the loss ratio in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to increases in total losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s total underwriting and operating expenses, discussed above, primarily drove the increase in PMI’s expense ratio for the first nine months of 2004 compared to the corresponding period in 2003. The decrease in PMI’s expense ratio in the third quarter of 2004 compared to the third quarter of 2003 was due primarily to the $2.6 million Baynham settlement refund and decreasing policy acquisition costs. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions)			(In millions)
Primary NIW:
Primary NIW — flow channel	$9,135	$15,747	(42.0)%	$27,999	$39,731	(29.5)%
Primary NIW — bulk channel	1,354	1,766	(23.3)%	2,696	5,698	(52.7)%

Total primary NIW	$10,489	$17,513	(40.1)%	$30,695	$45,429	(32.4)%

The decreases in PMI’s primary NIW in the quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003 were driven primarily by lower volumes in the residential mortgage origination and mortgage insurance markets and, to a lesser extent, to reduced opportunities for bulk insurance writings.

Traditional pool insurance – Prior to 2002, PMI offered certain pool insurance products to lenders, and the GSEs, or GSE Pool, and to the capital markets, or Old Pool. GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $123.8 million at September 30, 2004 and $487.5 million at September 30, 2003. Old Pool risk in force was $525.8 million at September 30, 2004 and $683.8 million at September 30, 2003.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. During the quarter and nine months ended September 30, 2004, PMI wrote $23.4 million and $153.2 million of modified pool risk, respectively, compared to $64.2 million and $204.0 million in the corresponding periods of 2003. Modified pool risk in force was $1.4 billion at September 30, 2004 and $1.4 billion at September 30, 2003.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of September 30,		Percent Change/
	2004	2003	Variance
	(In millions, except percentages)

Primary insurance in force	$104,782	$104,574	0.2%
Primary risk in force	$25,259	$24,472	3.2%
Pool risk in force	$2,389	$2,849	(16.1)%
Policy persistency rate — primary	59.5%	41.9%	17.6 pps

The increase in primary insurance in force at September 30, 2004 compared to September 30, 2003 was driven by higher persistency. Rising mortgage interest rates and a corresponding decline in refinance activity caused policy cancellations to decrease by 39.7% and 35.7% to $9.9 billion and $31.2 billion in the third quarter and first nine months of 2004, respectively, compared to $16.4 billion and $48.4 billion in the corresponding periods in 2003. PMI’s persistency rate increased to 59.5% as of September 30, 2004 from 44.6% as of December 31, 2003 and 41.9% as of September 30, 2003. The increase in primary risk in force at September 30, 2004 compared to September 30, 2003 increased as a result of a higher percentage of policies with deeper coverage, adjustable rate mortgages and higher LTVs in 2004 than in 2003.

Credit characteristics – PMI insures less-than-A quality loans and non-traditional loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI considers a loan non-traditional if it does not conform to GSE requirements, including loan size limits, or if it includes certain characteristics such as reduced documentation verifying the borrower’s income, deposit information and/or employment. A small number of loans insured by PMI include both less-than-A quality and non-traditional characteristics. Generally, less-than-A quality and non-traditional loans exhibit higher default and delinquency rates and faster prepayment speeds than PMI’s A quality and traditional loans. However, in 2003 and the first half of 2004, a period of heavy refinancing activity, the prepayment speed of PMI’s A quality and traditional loans exceeded the prepayment speed of PMI’s less-than-A quality and non-traditional loans.

The following table presents PMI’s less-than-A quality loans and non-traditional loans as percentages of its flow channel and bulk channel primary NIW and modified pool insurance written.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	(In millions, except percentages)				(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW — flow channel	$741	8%	$1,016	6%	$2,100	8%	$2,782	7%
Primary NIW — bulk channel	604	45%	579	33%	958	36%	2,164	38%

Total primary NIW	1,345	13%	1,595	9%	3,058	10%	4,946	11%
Modified pool insurance written	18	2%	39	1%	217	3%	202	3%

Total primary and modified pool insurance written	$1,363	12%	$1,634	8%	$3,275	9%	$5,148	10%

Non-traditional loan amounts and as a percentage of:
Primary NIW — flow channel	$2,425	27%	$2,207	14%	$7,052	25%	$5,390	14%
Primary NIW — bulk channel	560	41%	341	19%	1,041	39%	1,336	23%

Total primary NIW	2,985	28%	2,548	15%	8,093	26%	6,726	15%
Modified pool insurance written	722	75%	1,264	38%	6,111	82%	3,293	44%

Total primary and modified pool insurance written	$3,707	32%	$3,812	18%	$14,204	37%	$10,019	19%

Nearly all of the modified pool insurance written classified as non-traditional received such classification as a result of the reduced documentation for the underlying loans and not as a result of any particular credit characteristic.

The following table presents PMI’s less-than-A quality loans, non-traditional loans or both as percentages of primary risk in force.

	As of	September 30,
	2004	2003
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	11%	12%
Less-than-A quality loans with FICO scores below 575*	3%	3%
Non-traditional loans	17%	13%
Less-than-A quality or non-traditional or both	26%	24%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

The percentage of PMI’s primary risk in force comprised of loans with LTVs above 97% increased to 14% as of September 30, 2004 from 7% as of September 30, 2003. LTV is the ratio of the original loan amount to the value of the property. This increase is due, in part, to changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and to the expansion of underwriting guidelines by lenders, the GSEs and PMI as a result of market outreach efforts. We believe that loans with LTVs greater than 97% have higher risk characteristics than loans below 97% LTV.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(USD in millions)			(USD in millions)

Premiums earned	$32.8	$24.3	35.0%	$102.3	$66.9	52.9%
Losses, expenses and interest	$11.3	$1.1	—	$33.6	$14.4	133.3%
Net income	$23.7	$23.7	—	$75.7	$54.5	38.9%

As discussed below, International Operations’ net income in the third quarter of 2004 and the third quarter of 2003 were affected by a $7.2 million release in PMI Australia’s reserve for losses in the third quarter of 2003 and an increase in PMI Europe’s third quarter 2004 net income. International Operations’ net income increased in the nine months ended September 30, 2004 compared to the corresponding period in 2003 primarily due to increases in net income for both PMI Australia and PMI Europe.

The change in the average foreign currency exchange rates from the third quarter and first nine months of 2003 to the corresponding periods in 2004 favorably impacted our International Operations’ net income by $1.6 million and $9.0 million, respectively, primarily due to the appreciation in the Australian dollar. This foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the local currencies.

In the second quarter of 2004, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in 2004. The options expire ratably over the remainder of calendar year 2004 and cost $1.1 million in aggregate. Net income from International Operations could be impacted in the fourth quarter of 2004 by movements of the U.S. dollar in the event that PMI Europe’s or PMI Australia’s net income exceeds the notional balances of the Australian dollar or Euro put options. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the total negative impact to our consolidated net income in the fourth quarter of 2004 will be limited to the cost of the options purchased.

PMI Australia

     The table below sets forth the results of PMI Australia for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change/			Percent Change/
	2004	2003	Variance	2004	2003	Variance
	(USD in millions)			(USD in millions)
Net premiums written	$38.6	$34.2	12.9%	$112.8	$83.9	34.4%

Premiums earned	$26.3	$21.6	21.8%	$81.9	$58.7	39.5%
Net investment income	9.3	8.1	14.8%	27.6	19.2	43.8%
Other income	(0.9)	0.1	—	0.4	0.4	—

Total revenues	34.7	29.8	16.4%	109.9	78.3	40.4%
Losses and LAE (reversal)	0.4	(7.2)	—	0.7	(8.6)	—
Underwriting and operating expenses	9.1	7.0	30.0%	27.1	19.3	40.4%
Income taxes	7.6	8.9	(14.6)%	25.1	20.7	21.3%

Total expenses	17.1	8.7	96.6%	52.9	31.4	68.5%

Net income	$17.6	$21.1	(16.6)%	$57.0	$46.9	21.5%

Loss ratio	1.4%	(33.2)%	34.6pps	0.9%	(14.6)%	15.5pps
Expense ratio	23.7%	20.5%	3.2pps	24.0%	23.0%	1.0pps

The change in PMI Australia’s net income in the third quarter of 2004 compared to the third quarter in 2003 was due primarily to a $7.2 million reserve reversal in the third quarter of 2003, partially offset by the growth in 2004 of PMI Australia’s insurance in force and the positive effect of appreciation of the Australian dollar in 2004 to PMI Australia’s reported results. The increase in PMI Australia’s net income in the first nine months of 2004 compared to the corresponding period in 2003 was due in part to increases in premiums written and earned and the appreciation of the Australian dollar in 2004, offset by the reserve reversal in 2003. The average AUD/USD currency exchange rate was 0.7099 and 0.7299 for the third quarter and first nine months of 2004 compared to 0.6588 and 0.6312 for the corresponding periods in 2003. The change in the average AUD/USD currency exchange rates from the third quarter of 2003 to the third quarter of 2004 and the first nine months of 2003 to the first nine months of 2004 favorably impacted PMI Australia’s net income by $1.3 million and $7.8 million, respectively. This foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the local currency. The year to date reduction to net income resulting from the change in the spot exchange rate from December 31, 2003 was $1.7 million.

In April 2004, PMI Australia purchased foreign currency put options for the purpose of hedging 2004 net income against a strengthening U.S. dollar relative to the Australian dollar. These options, with a total pre-tax cost of $1.0 million, will expire at the end of 2004. The year to date net losses recognized to income related to these purchased options was $0.4 million.

Premiums written and earned – In addition to foreign currency exchange rate appreciation, the increases in PMI Australia’s net premiums written and premiums earned for the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due to increases in NIW and insurance in force. These increases were attributable primarily to the strong overall mortgage origination market in Australia and New Zealand, as well as a reduction in the number of market participants underwriting mortgage insurance.

Net investment income – In addition to foreign currency exchange rate appreciation, the increases in net investment income in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due to the growth of PMI Australia’s investment portfolio and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, was $708.3 million at September 30, 2004 compared to $555.0 million at September 30, 2003. The growth was driven by positive cash flows from operations. The third quarter pre-tax book yield was 5.9% as of September 30, 2004 and 5.3% as of September 30, 2003.

Losses and LAE – The increases in losses and LAE in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were largely due to a reduction in loss reserves in the first nine months of 2003. See Critical Accounting Policies and Estimates, below. PMI Australia has continued to experience low levels of claim payments and default rates attributable primarily to the current low interest rate environment, low unemployment levels and home value appreciation in Australia and New Zealand. PMI Australia’s default rate at September 30, 2004 was 0.12% compared with 0.18% at September 30, 2003.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due to increases in payroll and payroll related expenses, primarily due to increased employee head-count, and profit and exchange commissions related to captive reinsurance agreements. Underwriting and operating expenses were also negatively affected by foreign currency exchange rate appreciation.

Primary NIW and risk in force – PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(USD in millions)			(USD in millions)
Flow insurance written	$4,691	$4,980	(5.8)%	$14,960	$11,367	31.6%
RMBS insurance written	5,268	2,262	132.9%	11,916	5,107	133.3%

Total primary new insurance written	$9,959	$7,242	37.5%	$26,876	$16,474	63.1%

	As of September 30,
	2004	2003
	(USD in millions)
Primary insurance in force	$102,527	$74,547	37.5%
Primary risk in force	$92,979	$68,207	36.3%

The increases in primary NIW in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were driven by significant increases in both the appreciation of the Australian dollar relative to the U.S. dollar and in RMBS insurance written. The increases in primary insurance in force and risk in force in the third quarter of 2004 compared to the third quarter of 2003 were attributable to the increased volume of NIW during the past 12 months. The significant increase in RMBS insurance written in the first nine months of 2004 compared to the corresponding period in 2003 reflects increased securitization activity in the Australian market and the fact that there are limited market participants providing mortgage insurance for RMBS in the Australian market. Levels of activity in the Australian RMBS market can vary from quarter to quarter. Flow insurance written in the third quarter of 2004 decreased compared to the third quarter of 2003 primarily as a result of lower mortgage origination activity in the third quarter of 2004. Lower mortgage origination activity in the third quarter of 2004 was due in part to interest rate increases in late 2003 and home price appreciation, both of which have affected housing affordability.

PMI Europe

The following table sets forth the results of PMI Europe for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(USD in millions)			(USD in millions)
Premiums earned	$5.2	$1.5	246.7%	$15.6	$4.5	246.7%
Net investment income	2.8	1.7	64.7%	7.5	4.0	87.5%
Other income	1.2	—	—	3.9	—	—

Total revenues	9.2	3.2	187.5%	27.0	8.5	217.6%
Losses and LAE	0.4	0.6	(33.3)%	1.7	1.8	(5.6)%
Underwriting and operating expenses	1.4	0.7	100.0%	4.1	1.9	115.8%
Income taxes	2.6	0.4	550.0%	7.4	0.9	722.2%

Total expenses	4.4	1.7	158.8%	13.2	4.6	187.0%

Net income	$4.8	$1.5	220.0%	$13.8	$3.9	253.8%

The increases in PMI Europe’s net income in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were primarily due to PMI Europe’s fourth quarter 2003 acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA.

The reported results of PMI Europe were favorably affected by the appreciation of the Euro in 2004. The average Euro/USD currency exchange rate was 1.2228 for the third quarter of 2004 and 1.2259 for the first nine months of 2004 compared to 1.1264 and 1.1128 for the corresponding periods in 2003. The change in the average Euro/USD currency exchange rates from the third quarter and nine months ended 2003 to the third quarter and nine months ended September 30, 2004 favorably impacted PMI Europe’s net income by $0.4 million and $1.3 million, respectively. This foreign currency translation impact is calculated using the period over period change in the monthly exchange rate to the current period ending net income in the local currency. The year to date reduction to net income resulting from the change in the spot exchange rate from December 31, 2003 was $0.4 million.

In June 2004, PMI Europe purchased foreign currency put options for the purpose of hedging 2004 net income against a strengthening U.S. dollar relative to the Euro. These options, with a total cost of $0.1 million, will expire at the end of 2004. The year to date net losses recognized to income related to these purchased options was $0.1 million.

Premiums written and earned – In addition to foreign currency exchange rate appreciation, the increases in net income in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were primarily attributable to increases in premiums earned. The increases in premiums earned were due to the continued growth of PMI Europe’s portfolio and particularly the acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA in the fourth quarter of 2003. At the time of acquisition, the portfolio covered approximately $15 billion of original insured principal balance and $2.3 billion of remaining exposure. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million were unearned premium reserves. R&SA has also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions. Under the terms of the agreement, R&SA and PMI Europe share certain economic benefits if loss performance is better than expected. Based on performance to date, we expect PMI Europe will make payments to R&SA under the agreement in the future.

Net investment income – PMI Europe’s net investment income includes interest and dividend income from its investment portfolio, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. Interest and dividend income increased to $2.3 million in the third quarter of 2004 from $1.8 million in the corresponding period in 2003, due in part to the growth of the investment portfolio. PMI Europe’s investment portfolio, including cash and cash equivalents, as of September 30, 2004 was $204.6 million compared to $115.2 million as of September 30, 2003. The growth of the investment portfolio from the previous year was primarily driven by cash received in connection with the R&SA portfolio acquisition, positive cash flows from operations and the appreciation of the Euro relative to the U.S. dollar. The pre-tax book yield was 4.4% as of September 30, 2004 and 4.7% as of September 30, 2003. PMI Europe incurred net realized investment gains of $0.5 million in the third quarter of 2004.

Other income – PMI Europe did not enter into any new credit default swap transactions during the third quarter of 2004. PMI Europe is currently a party to four transactions that were classified as derivatives. As of September 30, 2004, $6.4 million of deferred gains related to initial fair value was included in other liabilities and $0.3 million and $0.9 million of accretion from deferred gains were included in other income in the third quarter and first nine months of 2004, respectively. Subsequent changes in the value from prior periods, exclusive of accretion, of such derivative contracts resulted in $0.9 million and $3.0 million gains in the third quarter and first nine months of 2004, respectively, which were included in PMI Europe’s other income. The primary driver related to these subsequent changes in derivative values was fewer claim payments than had been previously projected.

Losses and LAE – Losses and LAE performance in the third quarter and first nine months of 2004 continued to be favorable. PMI Europe increased its loss reserves by $0.4 million in the third quarter of 2004 primarily as a result of additional reserves posted for non-derivative accounted credit default swap transactions. Claims paid in the third quarter and first nine months of 2004 totaled $0.2 million and $0.9 million, including claim payments under credit default swaps. No claims were paid in the corresponding periods of 2003.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to increases in staff and costs associated with expansion efforts.

Risk in force – As of September 30, 2004, PMI Europe had assumed $2.9 billion of risk on $24.2 billion of mortgages on properties in the United Kingdom and $0.3 billion of risk on $8.8 billion of mortgages on properties in Germany and the Netherlands. As of September 30, 2004, $2.4 billion of PMI Europe’s $3.2 billion of assumed risk was first loss default.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(USD in millions)			(USD in millions)
Gross reinsurance premiums written	$2.3	$1.8	27.8%	$6.8	$4.7	44.7%
Reinsurance premiums earned	$1.3	$1.2	8.3%	$4.8	$3.7	29.7%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation. The increases in gross reinsurance premiums written and reinsurance premiums earned in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 were due primarily to an increase in mortgage origination activity in Hong Kong.

Financial Guaranty

The following table sets forth the results of PMI’s financial guaranty segment for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Equity in earnings from:
FGIC Corporation	$15.4	$—	$46.9	$—
RAM Re	1.7	1.3	4.8	2.7

Total equity earnings	17.1	1.3	51.7	2.7
Income taxes	1.9	0.5	5.5	0.9

Net income	$15.2	$0.8	$46.2	$1.8

We completed our acquisition of a 42.1% equity ownership interest in FGIC Corporation in December 2003; therefore, no equity in earnings from FGIC Corporation is presented for the third quarter or first nine months of 2003. The increases in equity in earnings from RAM Re for the first nine months of 2004 compared to the corresponding period in 2003 were largely due to increases in premiums earned and investment income in 2004.

Other

The results of our Other segment include: other income and related operating expenses of MSC; investment income, interest expense and corporate overhead of The PMI Group; the results of our dormant U.S. insurance companies; equity in earnings (losses) from SPS; and the results from discontinued operations of APTIC. Our Other segment results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	(In millions)			(In millions)
Net investment income	$5.8	$4.3	34.9%	$14.6	$12.9	13.2%
Equity in earnings (losses) from unconsolidated strategic investments	$0.4	$(18.0)	—	$1.4	$(11.6)	—
Other income	$6.1	$11.6	(47.4)%	$20.7	$36.2	(42.8)%
Other operating expenses	$25.2	$27.7	(9.0)%	$77.5	$79.6	(2.6)%
Income from discontinued operations, net of income taxes	—	$4.7	—	$3.8	$10.8	(64.8)%
Gain on sale of discontinued operations (APTIC), net of income taxes	—	—	—	$30.1	—	—
Net income (loss)	$(4.1)	$(22.8)	(82.0)%	$12.2	$(23.1)	—

The change in our Other segment’s net loss in the third quarter of 2004 compared to the third quarter of 2003 was primarily a result of equity earnings from SPS in the third quarter of 2004 compared to losses in the third quarter of 2003, the $4.7 million tax reserve reversal in the third quarter of 2004 and an increase in net investment income due primarily to purchases of higher yielding investments during 2004, partially offset by income from APTIC in the third quarter of 2003 and increased interest expense associated with the $345.0 million of new debt issued in the fourth quarter of 2003.

The increase in net income in the first nine months of 2004 compared to the corresponding period in 2003 was primarily due to the gain from our sale of APTIC in the first quarter of 2004 and equity earnings from SPS, partially offset by reductions in fee income from contract underwriting and income from APTIC in 2003.

The increases in equity earnings of unconsolidated strategic investments in the third quarter and first nine months of 2004 compared to the corresponding periods of 2003 were due primarily to the results of SPS.

Equity in earnings from SPS was $0.2 million and $0.6 million in the third quarter and first nine months of 2004 compared to $20.9 million and $14.2 million in losses in the corresponding periods in 2003. In September 2003, SPS recorded $55.0 million of charges in connection with the FTC and HUD settlement, settlement of certain putative class action litigation and certain state regulatory actions, discussed below. Our proportionate share of such aggregate expenses was $19.1 million pre-tax and $17.8 million after tax. In the third quarter of 2004, our ownership percentage of SPS increased from 56.8% to 64.9% primarily as a result of SPS’s repurchase of its common stock from three minority shareholders.

As a result of rating agency downgrades in 2003, Select Portfolio Servicing lost its qualification to be named as a primary servicer on RMBS transactions rated by Moody’s Investors Service, or Moody’s, and Standard & Poor’s Rating Service, or S&P. On April 28, 2004, Moody’s raised Select Portfolio Servicing’s servicer ratings from SQ4 (“below average”) to SQ3 (“average”). On May 7, 2004, S&P raised Select Portfolio Servicing’s servicer ratings from “below average” to “average.” Select Portfolio Servicing is now qualified to be named as primary servicer on future RMBS transactions rated by S&P and/or Moody’s. We regularly evaluate our investment balance in SPS for other-than-temporary impairment in accordance with GAAP. (See Critical Accounting Policies and Estimates – Impairment Analysis of Investments in Unconsolidated Subsidiaries below.) Our impairment analysis and Select Portfolio Servicing’s servicer ratings may be impacted in the future by the level of new business it is able to acquire.

Select Portfolio Servicing’s servicing practices have been the subject of investigations by the FTC, HUD, and the Department of Justice, as well as putative state and national class actions. In October 2003, the United States District Court for the District of Massachusetts approved a settlement that resolves the investigations by the FTC and HUD. In May 2004, the District Court approved a nationwide settlement that resolves claims raised in approximately 40 putative class action lawsuits. The FTC and HUD settlement provides for the implementation of a $40.0 million redress fund and certain changes to Select Portfolio Servicing’s servicing practices. In the second quarter of 2004, in exchange for a promissory note from SPS, and pursuant to our guarantee of approximately two-thirds of Select Portfolio Servicing’s obligations under a $30.7 million letter of credit, we provided to Select Portfolio Servicing $19.7 million of the $40.0 million redress fund established pursuant to the FTC and HUD settlement. In the third quarter of 2004, we exchanged the $19.7 million promissory note and accrued interest thereon for additional shares of SPS’s common stock. In the third quarter of 2004, we also received a subordinated promissory note with an original principal balance amount of $23.0 million in exchange for $23.0 million of subordinated participation interests in SPS held by us. As of September 30, 2004, this note had an outstanding balance of $19.1 million.

Regulatory agencies in two states in which Select Portfolio Servicing does a significant amount of business have indicated that, notwithstanding the settlement by SPS with the FTC and HUD, they intend to require Select Portfolio Servicing to refund to consumers in their respective states amounts that they allege Select Portfolio Servicing had improperly collected and to enter into consent decrees regulating various aspects of Select Portfolio Servicing’s business. In addition, SPS has entered into consent orders with six states under which it has agreed to change certain of its practices and refund certain amounts to borrowers in those states. Other states could also seek to require such refunds or consent orders. SPS continues to be subject to a number of civil lawsuits relating to its servicing practices. Several of these suits also seek relief from PMI.

Other income, which was generated by MSC, decreased in the third quarter and first nine months of 2004 compared to the corresponding periods of 2003, primarily driven by a decline in contract underwriting activity related to lower mortgage origination and refinance volume.

Other operating expenses, which were incurred by MSC and The PMI Group, decreased in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003, primarily as a result of a decrease in contract underwriting expense allocation, offset by an increase in interest expense relating to monthly interest on our equity units issued in November 2003.

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

In August 2004, our Board of Directors approved a $0.03 per share annual dividend increase to $0.18 per share annually beginning in the third quarter of 2004 and the establishment of a dividend reinvestment plan by year end 2004.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between the PMI Group and other investors in FGIC Corporation, and its 6.0% senior notes. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC Corporation is subject to commitments to the department that it will prevent FGIC from paying any dividends on its common stock for a period of two years from the date of the acquisition, or December 18, 2005, without the prior written consent of the New York Insurance Department.

Consolidated Investment Portfolio

Our consolidated investment portfolio holds primarily investment grade readily marketable fixed income and equity securities. At September 30, 2004, the fair value of these securities in our consolidated investment portfolio increased to $3.1 billion from $2.8 billion at December 31, 2003. The increase was primarily the result of positive cash flows from consolidated operations, our common stock and equity units’ offerings in the fourth quarter of 2003, and the proceeds from the sale of APTIC in the first quarter of 2004, partially offset by a decrease in unrealized gains in our portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, U.S. and foreign government bonds and corporate bonds. In accordance with SFAS No. 115, our entire investment portfolio is designated as available-for-sale and reported at fair value, and the change in fair value is recorded in accumulated other comprehensive income.

The following table summarizes our consolidated investment portfolio as of September 30, 2004 and December 31, 2003:

		Gross Unrealized
	Cost or			Fair
	Amortized Cost	Gains	(Losses)	Value
	(In thousands)
September 30, 2004
Fixed income securities	$2,638,129	$133,342	$(2,910)	$2,768,561
Equity securities:
Common stock	97,326	20,691	(1,048)	116,969
Preferred stock	105,795	5,961	(369)	111,387

Total equity investments	203,121	26,652	(1,417)	228,356
Short-term investments	114,660	—	(1,342)	113,318

Total investments	$2,955,910	$159,994	$(5,669)	$3,110,235

December 31, 2003
Fixed income securities	$2,419,456	$138,778	$(4,050)	$2,554,184
Equity securities:
Common stock	92,640	24,401	(313)	116,728
Preferred stock	105,795	5,292	(17)	111,070

Total equity investments	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

The decrease in unrealized gains as of September 30, 2004 compared to December 31, 2003 was primarily due to increases in fixed income security interest rates that caused market value declines relative to the consolidated fixed income portfolio. The decrease was affected by a decline in the spot currency rate between the U.S. dollar relative to the Australian dollar from 0.7520 at December 31, 2003 to 0.7277 at September 30, 2004, which decreased the value of our international portfolio for the third quarter and nine months ended September 30, 2004.

Net Investment Income

The components of net investment income are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Fixed income securities	$35,573	$30,997	$110,008	$91,120
Equity securities	2,276	2,132	6,919	5,835
Short-term investments	4,789	2,839	10,764	6,450

Investment income before expenses	42,638	35,968	127,691	103,405
Investment expenses	(683)	(553)	(2,073)	(809)

Net investment income	$41,955	$35,415	$125,618	$102,596

Net investment income increased in the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 primarily due to growth in our investment portfolio and municipal bond refundings of $0.5 million for the quarter and $2.4 million for the first nine months of 2004. Our pre-tax book yield was 5.0% at September 30, 2004, down from 5.4% at December 31, 2003. The decline reflects the reinvestment of maturing, higher yielding investments into lower yielding investments in our U.S. investment portfolio, partially offset by investments of excess cash from operations.

Debt and Equity Financing

We are currently negotiating a credit facility of approximately $150 million to be available for general corporate purposes.

We manage our capital resources based on our cash flows, total capital and rating agency requirements. As of September 30, 2004, our consolidated shareholders’ equity was $3.1 billion. Our long-term debt outstanding at September 30, 2004 was $819.5 million and consisted of the following:

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

The Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,033,480 shares of common stock for an aggregate purchase price of $345.0 million. Contract adjustment payments will be made on the stated value of the equity units at a rate of 2.875% per annum. Also in November 2003, we issued 5,750,000 shares of our common stock for an aggregate purchase price of approximately $220 million. As a result of the Senior Notes offering, our ability to issue significant amounts of additional indebtedness, while maintaining The PMI Group’s senior debt ratings and outlook as well as PMI’s financial strength ratings and outlook, could be limited.

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

At its meeting on September 30, 2004, the Emerging Issues Task Force (EITF) reached a final consensus, EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, that the dilutive effect of contingent convertible debt and other instruments, or CoCo’s, must be included in dilutive earnings per share regardless of whether the triggering contingency based on the market price of the issuer’s shares has been satisfied. This change in accounting principle would be applied on a retroactive basis and would require restatement of prior period dilutive earnings per share. This EITF issue is effective for all periods ending after December 15, 2004. The proposed EITF issue would result in additional dilution to our diluted earnings per share by affecting our $360.0 million 2.5% senior convertible debentures, which are CoCo’s. At September 30, 2004, for purposes of determining dilutive earnings per share, the interest expense net of tax, would be added back to net income and an additional 8.15 million common shares would be added to diluted shares outstanding for the quarter and nine months ended September 30, 2004. Inclusion of the CoCo’s in diluted shares outstanding would result in a decrease to diluted earnings per share of approximately $0.06 for the third quarter ended September 30, 2004 and $0.20 for the first nine months of 2004.

Uses of Funds

The PMI Group’s principal uses of funds are common stock repurchases, payments of dividends to shareholders, investments and acquisitions, and interest payments. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $472.8 million at September 30, 2004, compared to $307.9 million at December 31, 2003. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, dividend policy and rating agency considerations. It is our present intention to maintain between $100 million and $200 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient cash to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $265.3 million in the first nine months of 2004 compared to $234.6 million in the first nine months of 2003. This increase is primarily related to the increase in net income from continuing operations, the decline of policy acquisition cost balances and the timing of the payment of the tax liability generated by the gain on the sale of APTIC in the first quarter of 2004, offset by equity in earnings from unconsolidated subsidiaries and the decrease in unearned premiums.

Consolidated cash flows used in investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $243.8 million in the first nine months of 2004 and $208.2 million in the first nine months of 2003. This increase was due primarily to the purchase of additional investments, partially funded by proceeds from the sale of APTIC.

Consolidated cash flows used in financing activities, including repurchases of common stock, proceeds from issuance of treasury stock and dividends paid to shareholders, was $24.2 million in the nine months ended September 30, 2004 compared to $11.7 million in the nine months ended September 30, 2003. The decrease was due primarily to $39.7 million of repurchases of common stock in the third quarter of 2004.

Commitments and Contingencies

Our contractual obligations include long-term debt, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. As of September 30, 2004, CMG’s risk-to-capital ratio was 13.5 compared to 13.4 as of December 31, 2003.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

•	S&P has assigned The PMI Group counterparty credit and senior unsecured debt ratings of “A” and a preferred stock rating of “BBB+”; has assigned PMI Mortgage Insurance Co. counterparty credit and financial strength ratings of “AA;” and has assigned PMI Australia and PMI Europe financial strength ratings of “AA.” S&P’s outlook with respect to these ratings is stable.

•	Fitch Ratings, or Fitch, has assigned The PMI Group “A+” long-term issuer and senior debt ratings; has assigned PMI Mortgage Insurance Co. a “AA+” insurer financial strength rating; has assigned PMI Australia and PMI Europe insurer financial strength ratings of “AA;” and has assigned PMI Capital I, the issuer of the 8.309% Capital Securities, an “A” capital securities rating. Fitch’s rating outlook is stable with respect to these ratings.

•	Moody’s has assigned a “A1” senior unsecured debt rating, stable outlook, with respect to The PMI Group’s 2.50% Senior Convertible Debentures and the 5.875% equity units; has assigned PMI Mortgage Insurance Co. a “Aa2” (stable outlook) insurance financial strength rating; has assigned PMI Australia a “Aa2” (stable outlook) insurance financial strength rating; and has assigned PMI Europe a “Aa3” (stable outlook) insurance financial strength rating.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range at September 30, 2004.

Changes in loss reserves can materially affect our consolidated net income. The process of reserving for losses requires us to forecast interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment. In addition, different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of September 30, 2004 on a segment and consolidated basis:

	As of September 30, 2004
	Low	High	Recorded
	(In millions)
U.S. Mortgage Insurance Operations	$296.1	$375.8	$334.8
International Operations *	20.3	22.6	23.2

Consolidated loss and LAE reserves, gross of reinsurance recoverable	$316.4	$398.4	$358.0

*	International Operations includes loss and LAE reserves for PMI Australia and $13.3 million of loss reserves for PMI Europe. We have not established a range of loss reserves for PMI Europe as of September 30, 2004.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of September 30, 2004, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $296.1 million to $375.8 million. As of September 30, 2004, PMI’s reserve for losses and LAE was $334.8 million (gross of reinsurance recoverable), which represented our best estimate and approximately the midpoint of the actuarial range of loss. We believe the amount recorded represents the most likely outcome within the actuarial range.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. PMI’s reserve at September 30, 2004 of $334.7 million, the approximate midpoint of the actuarial range, was influenced by our belief that PMI’s number of delinquencies, average claim rate and average claim size are currently less volatile relative to corresponding periods prior to 2003.

Our current recorded loss reserve balance represents an increase of $9.4 million from PMI’s reserve balance of $325.3 million at December 31, 2003. Our increase to the reserve balance at September 30, 2004 was due primarily to expected higher proportions of delinquencies developing into claims.

The following table provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2004 and 2003:

	2004	2003
	(In thousands)
Balance at January 1,	$325,262	$315,718
Reinsurance recoverable	(3,275)	(3,846)

Net beginning balance	321,987	311,872
Loss and LAE incurred (principally with respect to defaults occurring in)
Current year	180,512	177,989
Prior years	(5,710)	(21,524)

Total incurred	174,802	156,465
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(5,116)	(1,375)
Prior years	(159,675)	(146,223)

Total payments	(164,791)	(147,598)

Net ending balance	331,998	320,739
Reinsurance recoverable	2,751	3,423

Balance at September 30,	$334,749	$324,162

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $164.8 million and $147.6 million for the nine months ended September 30, 2004 and 2003, respectively, reflect actual amounts paid during the period presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $174.8 million and $156.5 million for the nine months ended September 30, 2004 and 2003, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. Within the total losses and LAE incurred line item are reductions to losses incurred related to prior periods of $5.7 million and $21.5 million for the nine months ended September 30, 2004 and 2003, respectively. By setting out losses and LAE incurred by accident year, the table below breaks down the nine months ended September 30, 2004 and 2003 reductions in reserves by particular accident years.

					Change in Incurred
	Losses and LAE Incurred
					2004	2003
	September 30,	December 31,	September 30,	December 31,	vs.	vs.
Accident Year	2004	2003	2003	2002	2003	2002
	(Dollars in millions)
1998 and Prior	$—	$—	$—	$—	$(0.2)	$(1.1)
1999	69.2	69.4	69.7	70.0	(0.2)	(0.3)
2000	102.6	103.6	103.4	101.4	(1.0)	2.0
2001	183.3	183.7	178.7	157.0	(0.4)	21.7
2002	213.0	204.1	191.2	235.0	8.9	(43.8)
2003	205.5	218.3	—	—	(12.8)	—
2004	180.5	—	—	—	—	—

					$(5.7)	$(21.5)

The $5.7 million and $21.5 million in reductions in losses and LAE incurred related to prior years for the nine months ended September 30, 2004 and September 30, 2003, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $21.5 million total reduction in prior years’ reserves in the nine months ended September 30, 2003 was due to a reallocation of reserves predominantly between the accident years 2002 and 2001 combined with better than expected loss rates related to the 2002 accident year.

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. As of September 30, 2004, the actuarial range for PMI Australia’s reserves for losses and LAE ranged from $7.0 million to $9.3 million. As of September 30, 2004, PMI Australia’s reserves for losses and LAE were $9.9 million, which represented our best estimate and a decrease of $0.3 million from PMI Australia’s reserve balance of $10.2 million at December 31, 2003. The $0.3 million decrease in PMI Australia’s reserves for losses and LAE since December 31, 2003 was due primarily to foreign currency translation as a result of the weakening of the Australian dollar relative to the U.S. dollar. In recording reserves in Australia slightly above the high end of the actuarial range of loss, we were influenced in part by Australian insurance regulations requiring higher confidence levels for reserve balances and our belief that the recent low loss rates experienced by PMI Australia may not be sustainable in the future with respect to its current loans in default.

PMI Europe’s loss reserves at September 30, 2004 were $13.3 million compared to $12.1 million at December 31, 2003. Currently we do not determine an actuarial range of loss for PMI Europe’s loss reserves. As we accumulate additional loss data related to the acquired R&SA portfolio, we anticipate determining an actuarial range of loss. We establish PMI Europe’s loss reserves for credit default swap transactions consummated before July 1, 2003, primary insurance and excess-of-loss reinsurance. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through a derivative accounting treatment in accordance with SFAS No. 149. PMI Europe’s loss reserving methodology contains three components: case reserves, IBNR reserves, and reserves on risk-remote positions. Case and IBNR reserves are based upon PMI Europe’s estimation of incurred loss. Reserves on risk-remote positions are based on the assumption that even in transactions where the likelihood of loss to PMI Europe is remote, a series of such transactions represent an increased likelihood that some small percentage of these transactions may experience losses. Therefore, PMI Europe has calculated reserves on risk-remote positions based upon historical bond default rates at the corresponding rating levels.

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2004 and 2003:

	2004	2003
	(In thousands)
Balance at January 1,	$21,674	$17,848
Reinsurance recoverable	—	(578)

Net beginning balance	21,674	17,270
Loss and LAE incurred (principally with respect to defaults occurring in)
Current year	11,046	8,894
Prior years	(8,658)	(15,642)

Total incurred	2,388	(6,748)
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(136)	(346)
Prior years	(1,130)	(2,131)

Total payments	(1,266)	(2,477)
Foreign currency translation	(545)	3,491

Net ending balance	22,251	11,536
Reinsurance recoverable	962	238

Balance at September 30,	$23,213	$11,774

The decreases of $8.7 million and $15.6 million in loss and LAE incurred relating to prior years in the nine months ended September 30, 2004 and 2003, respectively, were primarily the result of the reduction in PMI Australia’s loss reserves in the third quarter of 2003 combined with a favorable development of actual claim amounts and adjustments to ultimate claim rates in both 2003 and 2004.

Investments

Other-Than-Temporary Impairment – We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholder’s equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. Other-than-temporary declines in the fair value of the investment portfolio were $0.1 million in both the third quarter and first nine months of 2004, compared to no realized losses in the third quarter of 2003 and $0.1 million of realized losses for the first nine months of 2003.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$86,839	$(450)	$—	$—	$86,839	$(450)
Foreign governments	2,941	(35)	51,942	(466)	54,883	(501)
Corporate bonds	88,721	(1,263)	41,521	(693)	130,242	(1,956)
U.S. government and agencies	145	(1)	54	(2)	199	(3)

Total fixed income securities	178,646	(1,749)	93,517	(1,161)	272,163	(2,910)
Equity securities:
Common stocks	9,121	(933)	1,288	(115)	10,409	(1,048)
Preferred stocks	27,186	(369)	—	—	27,186	(369)

Total equity securities	36,307	(1,302)	1,288	(115)	37,595	(1,417)
Short-term investments	104,193	(1,342)	—	—	104,193	(1,342)

Total	$319,146	$(4,393)	$94,805	$(1,276)	$413,951	$(5,669)

Unrealized losses were primarily due to an increase in interest rates during the first nine months of 2004 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired.

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

As of September 30, 2004, our total investments in SPS were $150.4 million and consisted primarily of $131.2 million book value of our equity investment and $19.2 million of related party receivables. We evaluated these investments as of September 30, 2004 and determined that there was no other-than-temporary decline in the carrying value. We have considered all factors affecting the value of our investment both positive and negative during the quarter, including the recent servicer ratings upgrades by Moody’s and S&P. Accordingly, we have not recognized an impairment charge with respect to our total investment in SPS. We will continue to evaluate our investment balance in SPS for potential impairment in accordance with GAAP. Our impairment analysis may be impacted in the future by, among other factors, the level of new business Select Portfolio Servicing is able to acquire.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2004, our investment portfolio was $3.1 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2004, 89% of our investments were long-term fixed income securities, including municipal bonds, U.S. and foreign government bonds and corporate bonds. As interest rates fall the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and comprehensive income (pre-tax) on our investment securities based upon specified changes in interest rates as of September 30, 2004:

Estimated Increase
(Decrease)
In Fair Value
(In thousands)
300 basis point rise	$(508,819)
200 basis point rise	(344,238)
100 basis point rise	(162,731)
100 basis point decline	139,060
200 basis point decline	250,952
300 basis point decline	354,179

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed income securities fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio was 6.1 years at September 30, 2004, and we do not expect to recognize any adverse impact to our consolidated net income or cash flows based on the above projections.

As of September 30, 2004, $708.3 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar weakened relative to the U.S. dollar to 0.7277 U.S. dollars at September 30, 2004 compared to 0.7520 at December 31, 2003. As of September 30, 2004, $204.6 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The value of the Euro weakened slightly relative to the U.S. dollar to 1.2436 U.S. dollars at September 30, 2004 compared to 1.2595 at December 31, 2003. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2004, the federal district court located in Orlando, Florida, in Glatt, et al., v. The PMI Group, Inc., et al. (Case No. 2:03-CV326-FtM-29SPC), denied the plaintiffs’ motion to certify a nationwide class of consumers who allegedly were required to pay for private mortgage insurance written by PMI and whose loans allegedly were insured by PMI at a rate that was greater than PMI’s “best available rate.” The plaintiffs alleged that PMI had an obligation to notify them of an adverse credit action and failed to do so in violation of the Fair Credit Reporting Act.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former insurance carriers for costs incurred by PMI, which exceeded $10 million, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co.. The insurance carriers counterclaimed against PMI to recover defense costs previously advanced to PMI in conjunction with the Baynham action in the amount of approximately $1.2 million dollars. In November 2002, PMI and its former insurance carriers filed competing motions for summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for summary judgment and granted the insurance carriers’ motion for summary judgment. PMI then filed an appeal of the District Court’s judgment with the United States Court of Appeals for the Ninth Circuit (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 03-15728). The parties presented oral argument to the Ninth Circuit in early October 2004 and the Court of Appeals presently has the case under advisement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended September 30, 2004.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	(a)	(b)	Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under the
Period	Shares Purchased	per Share	Programs (2)	Programs (2)
07/01/04 – 07/31/04	—	$—	—	$100,000,000
08/01/04 – 08/31/04	517,413 (1)	$40.49	516,100	$79,106,490
09/01/04 – 09/30/04	470,000	$40.03	470,000	$60,293,405

Total	987,413	$40.27	986,100	$60,293,405

(1)	Includes 1,313 shares purchased in connection with employee tax withholding related to the exercise of stock options granted under our Equity Incentive Plan.

(2)	On February 20, 2003, The PMI Group’s Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million. To date, repurchases in the amount of $39,706,595 have occurred under this authorization. The program is being effected from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. This program does not have an expiration date.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.
November 5, 2004	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer

November 5, 2004	/s/ Brian P. Shea
Brian P. Shea
Senior Vice President, Corporate Controller and Assistant Secretary Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.