Form 10-K/A
period 2002-12-31
PMI GROUP INC
filed 2005-01-07
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13664

THE PMI GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3199675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3003 Oak Road

Walnut Creek, California 94597

(Address of principal executive offices) (Zip code)

(925) 658-7878

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Pacific Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 28, 2002 was $3,430,198,758 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of registrant’s common stock as of the close of business on February 28, 2003: 88,821,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders scheduled to be held on May 22, 2003 are incorporated by reference into Items 10 through 13 of Part III.

Explanatory Note

This filing amends Item 13 of the Registrant’s Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2002, on behalf of the Registrant, to disclose employment information concerning a sister of one of the Registrant’s directors, Steven J. Scheid, who was a non-executive employee of the Registrant during fiscal 2002. In April 2004, Mr. Scheid’s son also became employed by the Registrant in a non-executive capacity. Item 13 of the Original Form 10-K is hereby amended to add the following:

Item 13. Certain Relationships

Marilee Groth, sister of Steven L. Scheid, was a non-executive employee of the Registrant during fiscal 2002 and was paid aggregate compensation of $84,314 during that fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 7th day of January, 2005.

The PMI Group, Inc.

By:	/s/ Victor J. Bacigalupi
Victor J. Bacigalupi
Senior Executive Vice President,
Secretary and General Counsel

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.