Form 10-K/A
period 2003-12-31
PMI GROUP INC
filed 2005-01-07
CIK 935724

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

Number of shares outstanding of registrant’s common stock as of the close of business on February 27, 2004: 95,461,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders scheduled to be held on May 27, 2004 are incorporated by reference into Items 10 through 13 of Part III.

Explanatory Note

This filing amends Item 13 of the Registrant’s Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2003, on behalf of the Registrant, to disclose employment information concerning a sister of one of the Registrant’s directors, Steven J. Scheid, who was a non-executive employee of the Registrant during fiscal 2003. In April 2004, Mr. Scheid’s son also became employed by the Registrant in a non-executive capacity. Item 13 of the Original Form 10-K is hereby amended to add the following:

Item 13. Certain Relationships

Marilee Groth, sister of Steven L. Scheid, was a non-executive employee of the Registrant during fiscal 2003 and was paid aggregate compensation of $92,710 during that fiscal year.

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