Form 10-K
period 2004-12-31
PMI GROUP INC
filed 2005-03-11
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2004 was approximately $3,564 million based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares outstanding of registrant’s common stock, as of close of business on February 28, 2005: 94,074,358

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 19, 2005 are incorporated by reference into Items 10 through 14 of Part III.

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

We are an international provider of credit enhancement as well as other products and services that promote homeownership and facilitate mortgage transactions in the capital markets.

We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Our U.S. Mortgage Insurance Operations generated 72.6% of our consolidated revenues in 2004. Our primary operating subsidiary, PMI Mortgage Insurance Co., including its affiliated U.S. mortgage insurance and reinsurance companies, collectively referred to as PMI, is a leading U.S. residential mortgage insurer. PMI’s insurer financial strength is currently rated “AA” (“Very Strong”) with a stable outlook by Standard & Poor’s, or S&P, “AA+” (“Very Strong”) with a stable outlook by Fitch Ratings, or Fitch, and “Aa2” (“Excellent”) with a stable outlook by Moody’s Investors Service, or Moody’s.

Our International Operations offer mortgage insurance and other credit enhancement products. Through our Australian subsidiaries, we are one of the leading providers of mortgage insurance in Australia and New Zealand. Our European subsidiary, headquartered in Dublin, Ireland, offers mortgage insurance and mortgage credit enhancement products throughout Europe. PMI also reinsures residential mortgage insurance in Hong Kong.

We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance for public finance and structured finance obligations. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda.

We own 64.9% of SPS Holding Corp., or SPS, whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), services single-family residential mortgages in the United States. In January 2005, we entered into a Summary of Terms with Credit Suisse First Boston (USA), Inc., or CSFB, that provides CSFB with the option, exercisable on or before July 31, 2005, to acquire 100% of our investment in SPS. In March 2004, we completed the sale of our title insurance subsidiary, American Pioneer Title Insurance Company.

Our consolidated net income was $399.3 million for the year ended December 31, 2004. As of December 31, 2004, our consolidated total assets were $5.1 billion, including our investment portfolio of $3.3 billion as of that date. Our consolidated shareholders’ equity was $3.1 billion as of December 31, 2004. See Item 8. Financial Statements and Supplementary Data—Note 20. Business Segments, for financial information regarding our business segments. S&P and Fitch have assigned our holding company, The PMI Group, Inc., an “A” and “A+” counterparty credit and senior unsecured debt ratings (stable outlook), respectively, and Moody’s has assigned an “A1” senior unsecured debt rating (stable outlook).

Our website address is http://www.pmigroup.com. Information on our website does not constitute part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website via a hyperlink as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Our principal executive offices are located at 3003 Oak Road, Walnut Creek, California 94597-2098, and our telephone number is (925) 658-7878.

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

PMI’s primary new insurance written, or NIW, for the year ended December 31, 2004 was $41.2 billion. NIW refers to the original principal balance of all loans which receive primary mortgage insurance coverage during a given period. PMI’s primary insurance in force and primary risk in force at December 31, 2004 were $105.3 billion and $25.7 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy.

PMI acquires primary insurance on a loan-by-loan basis (flow channel) and in bulk transactions (bulk channel). While their terms vary, bulk transactions generally involve bidding upon and, if successful, insuring a large group of loans on agreed terms. Some bulk transactions contain a risk-sharing component under which the insured shares in losses. Bulk transactions may involve loans that will be securitized, and in these instances, PMI may be asked to provide “down to” insurance coverage sufficient to reduce the insured’s exposure on each loan down to a percentage of the property value selected by the insured. This coverage generally involves capital market transactions with respect to mortgage-backed securities. PMI issued $5.0 billion of bulk primary insurance in 2004, which accounted for 12.0% of PMI’s NIW for 2004. In 2003, 12.3% of PMI’s NIW was bulk primary insurance. Coverage levels for loans insured through PMI’s flow channel are determined by the coverage percentages selected by the lenders. Lenders that require mortgage insurance in connection with the origination or sale of loans generally require a coverage percentage that effectively reduces the ratio of the original loan amount to the value of the property, or LTV, to not more than 80%. Higher LTV loans, therefore, generally have higher coverage percentages, resulting in higher premiums, but also greater potential losses in the event of a claim. Generally, refinanced mortgage loans insured by PMI have lower LTVs, and therefore lower coverage percentages, than purchase money mortgages due to the benefits of home price appreciation often associated with refinanced loans. Purchase money mortgages, which generally have higher LTVs, tend to have higher coverage percentages, or “deeper” coverage. Accordingly, the relative sizes of the purchase money and refinance mortgage origination markets influence both the average LTV and average coverage of PMI’s NIW and insurance in force.

Premium payments may be paid to PMI on a monthly, annual or single premium basis. Monthly payment plans represented 97.7% of NIW in 2004 and 91.4% of NIW in 2003. As of December 31, 2004, monthly plans represented 93.7% of PMI’s primary risk in force compared to 92.1% at December 31, 2003. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount, or the value of the property has increased significantly.

Depending upon the loan, the premium payments relating to primary mortgage insurance coverage may ultimately be borne by the insured (Lender Paid MI) or by the insured’s customer, the individual mortgage borrower (Borrower Paid MI). In the case of Borrower Paid MI, the cost of coverage is generally paid via an extra charge included in the monthly remittance to the mortgage lender. Traditionally, the significant majority of NIW has been comprised of Borrower Paid MI. However, Lender Paid MI increased to 21.1% in 2004 from 17.2% in 2003 and 10.3% in 2002. With respect to lender paid mortgage insurance acquired through our flow channel, the cost of the mortgage insurance coverage is embedded in the total financing cost of the mortgage loan. As a result, the cost of mortgage insurance coverage in these instances may be tax deductible by the borrower.

Regardless of whether coverage is Lender Paid MI or Borrower Paid MI, mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. Similarly, PMI may not cancel mortgage insurance coverage except in the event of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to PMI’s flow channel, the insured or the loan’s mortgage servicer may generally cancel mortgage insurance coverage at any time. In addition, the GSEs’ guidelines generally provide that a borrower’s written request to cancel mortgage insurance should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of conditions set forth in the statute.

The GSEs are the predominant purchasers of conventional mortgage loans in the United States, providing a direct link between mortgage origination and the capital markets. The GSEs may purchase conventional mortgages with high LTVs only if the lender (i) secures private mortgage insurance from an eligible insurer on those loans; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, applicable federal bank and savings institution regulations may increase the level of capital required to be held by the lender, thereby increasing the lender’s cost of doing business. Consequently, lenders tend to originate loans that can be sold in the secondary market utilizing mortgage insurance from insurers deemed eligible by the GSEs. Lenders that purchase private mortgage insurance in connection with the sale of loans to the GSEs must comply with the GSEs’ mortgage insurance coverage percentage requirements. The GSEs have some discretion to increase or decrease the amount of mortgage insurance coverage they require on loans, provided that minimum charter requirements are met. PMI is a GSE-authorized mortgage insurer.

Pool Insurance

Traditional Pool Insurance.    Prior to 2002, PMI offered certain pool insurance products, referred to as “traditional” pool insurance, to lenders, the GSEs and the capital markets. These products insure all losses on individual loans held within a pool of insured loans up to a stated aggregate loss limit, or stop loss limit, for the entire pool.

Modified Pool Insurance.    PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. In addition to having stop loss limits and other risk reduction features (which may include deductibles), PMI’s modified pool insurance products may have exposure limits on each individual loan in the pool. To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage and to other mortgage capital markets participants. PMI issues all of its modified pool insurance through bulk-type transactions, which are comprised predominantly of Alt-A loans (see 4. Business Composition, below).

Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

Captive Reinsurance

Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums written is ceded to the captive reinsurance companies less a ceding commission paid to PMI for underwriting and administering the business. PMI’s captive reinsurance agreements primarily provide for excess-of-loss reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer up to the maximum coverage level. PMI is also a party to one quota share captive reinsurance agreement under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected. PMI is also a party to two other quota share captive reinsurance agreements that are currently in run-off. We believe that captive reinsurance agreements serve to better align credit decisions with respect to loans which require mortgage insurance and provide lenders with an ongoing stake in the outcome of the lending decision. This risk transfer approach also decreases the possibility of PMI incurring unacceptably high levels of losses in times of economic stress. Captive reinsurance agreements also partially offset the impact upon PMI’s portfolio of the ongoing consolidation in the mortgage lending industry. Finally, the trust balances of the captive reinsurers are explicitly recognized in the capital computations of certain rating agency models applied to PMI, and thus improves PMI’s capital position within those models.

In 2004, the percentages of primary NIW, primary insurance in force and total primary risk in force subject to captive reinsurance agreements increased. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, U.S. Mortgage Insurance Operations, Premiums written and earned. These increases were driven by refinance activity that resulted in a high volume of cancellations of mortgage insurance policies not subject to captive reinsurance, as well as a higher percentage of NIW generated by lenders with captive reinsurance programs. We anticipate that captive reinsurance cessions will continue to reduce PMI’s premiums earned, and that the percentage of PMI’s flow primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force in 2005.

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

Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates, or CMG, offer mortgage insurance for loans originated by credit unions. CMG is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation, or CMIC. CMIC is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG. At December 31, 2004, CMG had $14.0 billion of primary insurance in force and $3.2 billion of primary risk in force compared to $12.6 billion of primary insurance in force and $2.8 billion of primary risk in force at December 31, 2003. CMG’s financial results are reported in PMI’s financial statements under the equity method of accounting in accordance with generally accepted accounting principles in the United States, or GAAP. CMG’s operating results are not included in PMI’s results shown in Part I of this Report on Form 10-K, unless otherwise noted.

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

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry consists of eight active mortgage insurers: PMI; CMG; Mortgage Guaranty Insurance Corporation; Genworth Financial, Inc., an affiliate of General Electric Capital Corporation; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc.; Radian Guaranty Inc.; Republic Mortgage Insurance Co., an affiliate of Old Republic International; and Triad Guaranty Insurance Corp. Assured Guaranty Mortgage Insurance Company, a subsidiary of Assured Guaranty Ltd., is also licensed to offer mortgage insurance in the U.S. We believe other companies may also be considering offering mortgage insurance.

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

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2004	2003	2002	2001	2000
FHA/VA	32.8%	36.4%	35.6%	37.3%	41.4%
Private Mortgage Insurance	67.2%	63.6%	64.4%	62.7%	58.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source:	Inside Mortgage Finance; based upon primary NIW but includes certain insurance written that PMI classifies as pool insurance.

Effective January 1, 2005, the U.S. Housing and Urban Development Department, or HUD, in accordance with its index, increased the maximum single-family loan amount that the FHA can insure to $312,895 in “high-cost” areas. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure. Increases in the amount that these agencies can insure could cause future demand for private mortgage insurance to decrease.

PMI and other private mortgage insurers also face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies may consider expansions of the authority of their state governments to insure residential mortgages.

Federal Home Loan Banks.    The Federal Home Loan Banks, or FHLBs, purchase single-family conforming mortgage loans originated by participating financial institutions. Purchases of secondary mortgage loans by participating FHLBs have increased since the program began in 1997. Typically, mortgage insurance coverage is placed on these loans when the LTV exceeds 80%. Any expansion of the FHLBs’ ability to use, or the increased use of, alternatives to mortgage insurance could reduce the demand for private mortgage insurance and harm our financial condition and consolidated results of operations.

Fannie Mae and Freddie Mac—The GSEs

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. The GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage, as well as programs that provide for the restructuring of existing mortgage insurance with reduced amounts of primary insurance coverage and the addition of pool insurance coverage. If the GSEs were to reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenues would decline.

Financial Institutions and Mortgage Lenders

PMI and other private mortgage insurers compete with financial institutions, primarily commercial banks and thrifts, which retain risk on all or a portion of their high LTV mortgage portfolio rather than obtain insurance for this risk. The use of captive reinsurance by certain of the lenders with whom we do business (see Captive Reinsurance, above) also negatively impacts PMI’s risk in force and premiums earned.

In addition, the private mortgage insurance industry faces competition from the home equity lending operations of these financial institutions and other mortgage lenders who structure their high LTV residential loans in such a way that mortgage insurance is not required. Certain lenders originate mortgages that have a first mortgage lien with an LTV of 80%, and a second mortgage lien ranging from 10% to 20% LTV. These loans are commonly referred to as “piggyback,” 80/10/10 or 80/20 loans. Since the first mortgage is only an 80% LTV, the GSEs do not require mortgage insurance with respect to either mortgage, even though the combined LTV exceeds 80%. These products have grown in popularity in 2003 and 2004 due to a number of factors, including sustained low interest rates leading to narrower differentials in banks’ interest rates between second and first mortgage liens, high home appreciation rates and aggressive home equity line of credit lending. The increasing popularity and use of these and other similar products have reduced the available market for primary mortgage insurance.

Other Credit Enhancement Providers

Bulk transactions often involve bidding upon and, if successful, insuring a pool of loans that will be securitized in a capital market transaction. When bidding upon these transactions, PMI may be competing against other mortgage insurers as well as credit enhancement providers that offer credit enhancement products other than mortgage insurance. The selection of credit enhancement other than mortgage insurance with respect to these capital market transactions negatively affects the private mortgage insurance market and PMI’s insurance in force and NIW.

3.	Customers

PMI’s customers are primarily mortgage lenders, savings institutions, commercial banks, and investors, including the GSEs, the FHLBs, and other capital market participants. As the beneficiary under PMI’s master policies is the owner of the insured loan, the purchaser of that loan is entitled to the policy benefits. The GSEs, as the predominant purchasers of conventional mortgage loans in the U.S., are the beneficiaries of a substantial majority of PMI’s mortgage insurance coverage. In 2004, PMI’s top ten customers generated 42.0% of PMI’s premiums earned compared to 42.1% in 2003.

4.	Business Composition

Persistency; Policy Cancellations.    Historically, a significant percentage of PMI’s premiums earned has been generated from insurance policies written in previous years. Consequently, the length of time that insurance remains in force is a key determinant of PMI’s consolidated revenues and net income. Lower interest rates beginning in 2001 have resulted in heavy mortgage refinance activity, causing PMI’s policy cancellations to increase and thereby negatively impacting earned premiums. For example, calendar years 2003 and 2004 exhibited the lowest average interest rates in the period 1994 to 2004. One way in which PMI measures the rate of policy cancellations is PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The following table shows average annual mortgage interest rates and PMI’s primary portfolio persistency rates from 1994 to 2004.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Average Annual Mortgage Interest Rate*	8.4%	7.9%	7.8%	7.6%	6.9%	7.4%	8.1%	7.0%	6.5%	5.8%	5.8%
Persistency Rate	83.6%	86.4%	83.3%	80.8%	68.0%	71.9%	80.3%	62.0%	56.2%	44.6%	60.9%

*	Average annual thirty year fixed mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

The declining interest rate environment has been a major factor in shortening the length of time our primary insurance in force has remained in effect. In 2004, PMI’s persistency improved compared to 2003 while the average annual mortgage interest rate did not change. We believe that PMI’s higher persistency rate in 2004 was due in large part to the overall decline in mortgage refinance activity in 2004 compared to 2003.

PMI’s Risk in Force.    PMI’s primary risk in force was $25.7 billion as of December 31, 2004 and $24.7 billion as of December 31, 2003. The composition of PMI’s primary and pool risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	As of December 31,
	2004	2003	2002	2001	2000
Primary Risk in Force (in percentages)*
LTV:
Above 97s	12.0%	8.6%	2.8%	0.7%	0.1%
97s	6.6%	7.4%	6.9%	5.6%	5.5%
95s	36.4%	37.6%	41.3%	43.1%	45.7%
90s	35.9%	37.0%	39.0%	39.9%	39.8%
85s and below	9.2%	9.4%	10.0%	10.7%	8.9%

Loan Type:
Fixed	85.5%	90.4%	90.9%	90.3%	90.5%
ARMs	14.5%	9.6%	9.2%	9.7%	9.5%

Property Type:
Single-family detached	84.7%	85.8%	87.6%	88.6%	88.8%
Condominium, townhouse, cooperative	10.7%	10.0%	8.5%	8.0%	8.2%
Multi-family dwelling and other	4.6%	4.2%	3.9%	3.4%	3.0%

Occupancy Status:
Primary residence	93.2%	94.8%	95.6%	96.3%	97.2%
Second home	2.7%	2.2%	1.8%	1.6%	1.5%
Non-owner occupied	4.1%	3.0%	2.6%	2.2%	1.3%

Loan Amount:
$100,000 or less	20.5%	21.9%	23.6%	24.3%	23.2%
Over $100,000 and up to $250,000	62.0%	63.4%	64.6%	65.8%	68.2%
Over $250,000	17.5%	14.8%	11.9%	9.8%	8.6%
GSE conforming loans**	93.3%	93.9%	92.9%	91.5%	N/A
GSE non-conforming loans**	6.7%	6.1%	7.1%	8.6%	N/A

Less-than-A Quality	10.9%	11.9%	11.9%	11.6%	N/A

Alt-A	12.7%	8.7%	6.3%	4.1%	N/A

Average primary loan size (in thousands)	$158.1	$150.3	$143.9	$137.9	$132.2

Pool Risk in Force (in millions)
GSE Pool	$122.2	$485.3	$794.1	$801.3	$785.6
Old Pool	$501.7	$656.8	$863.8	$1,114.1	$1,295.4
Modified Pool	$1,517.1	$1,390.9	$1,159.6	$414.5	$15.9
Other Traditional Pool	$266.8	$325.2	$310.1	$211.6	$153.6

*	Due to rounding, the sums of the percentages may not total 100%.
**	GSE conforming loans are loans with principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. In 2004, the maximum single-family principal balance loan limit generally was $333,700.

•	High LTV Loans. LTV is the ratio of the original loan amount to the value of the property. In PMI’s experience, 95s, mortgages with LTVs between 90.01% and 95.00%, have higher claims frequencies than those of 90s, mortgages with LTVs between 85.01% and 90.00%. In addition, we believe that 97s, mortgages with LTVs between 95.01% and 97.00%, and Above 97s, mortgages with LTVs exceeding 97.00%, have higher claims frequencies than 95s.

•

Fixed v. Adjustable Rate Mortgages.    Based on PMI’s experience, the claims frequency of adjustable rate mortgages, or ARMs, is generally higher than on fixed rate loans. We consider a loan an ARM if its interest rate may be adjusted prior to the loan’s fifth anniversary. In 2004, deferred amortization ARMs, commonly known as interest-only loans, became a popular alternative for some borrowers. A small portion of ARMs insured by PMI in 2004 were deferred amortization ARMs. With this loan type, the borrower does not pay off any principal during the initial deferral period (usually between two and ten years depending on the loan product) and therefore does not accumulate equity through loan amortization. While the creation of home equity during the deferral period is possible through home price appreciation, deferred amortization ARMs have more exposure to declining home prices than fixed-rate loans or more traditional ARMs.

•	Less-than-A Quality and Alt-A Loans. PMI insures less-than-A quality loans and Alt-A loans through its primary flow and bulk channels, as well as through its modified pool products. PMI defines less-than-A quality loans to include loans with FICO scores (a credit score provided by Fair, Isaac and Company) generally less than 620. PMI defines Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the loan includes certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment.

PMI insured a greater number of high LTV loans (Above 97s), ARMs and Alt-A loans in 2004 than in 2003. As a result, as shown in the chart above, the percentages of PMI’s risk in force containing Above 97s, ARMs and Alt-A loans increased in 2004. We believe that these increases were driven by, and reflect, higher concentrations of high LTV loans, ARMs and Alt-A loans as percentages of both the 2004 mortgage origination market and the 2004 private mortgage insurance market. We believe that this trend will continue in 2005.

We expect higher default rates and claim payment rates for high LTV loans, ARMs, less-than-A quality loans and Alt-A loans and incorporate these assumptions into our pricing. In 2004, PMI’s average premium rate increased primarily as a result of PMI’s primary portfolio containing higher percentages of high LTV loans, ARMs and Alt-A loans. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. PMI offers pre- and post-purchase borrower counseling to borrowers with high LTV loans in an effort to reduce the risk of default on those loans. PMI also believes that the risk reduction features, which may include deductibles, of its modified pool products mitigate the risk of loss to PMI from the Alt-A loans insured.

The following table shows PMI’s primary risk in force by FICO score:

	Percentage of Primary Risk in Force by FICO Score As of December 31,
	2004	2003	2002
FICO Score:
Less than 575	3.0%	3.3%	3.3%
575—619	7.8%	8.6%	8.7%
620—679	33.8%	32.7%	30.8%
680—719	23.5%	23.2%	23.2%
720 and above	30.3%	30.5%	32.1%
Unreported	1.6%	1.7%	1.9%

Total	100.0%	100.0%	100.0%

5.	Sales and Product Development

PMI employs a sales force located throughout the country to directly sell its products and provide services to lenders located throughout the United States. PMI does not employ insurance brokers. PMI’s sales force is comprised entirely of PMI employees who receive compensation consisting of a base salary and incentive compensation tied to performance objectives. PMI’s product development department has primary responsibility for advertising, sales materials and the creation of new products and services.

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

Underwriting Process

To obtain mortgage insurance on a specific mortgage loan, a customer submits an application to PMI. If the loan is approved for mortgage insurance, PMI issues a certificate of insurance to the customer. During the last several years, advances in technology have enabled PMI to offer its customers the option of electronic submission of applications and any supporting documentation and electronic receipt of insurance commitments and certificates. Customer use of PMI’s electronic delivery options accounted for approximately 85% of PMI’s insurance commitments issued in its primary flow channel in 2004, compared to approximately 81% in 2003 and 74% in 2002.

Delegated Underwriting.    Approximately 76% of PMI’s 2004 primary flow NIW is underwritten pursuant to a delegated underwriting program that allows approved lenders, subject to routine audit by PMI, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance. If a lender participating in the program commits PMI to insure a loan that fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions, such as a failure to meet maximum LTV criteria and fraud. Delegated underwriting enables PMI to meet mortgage lenders’ demands for immediate insurance coverage of certain loans. Delegated underwriting has become standard industry practice. PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans.

Non-Delegated Underwriting.    Customers that are not approved to participate in the delegated program generally must submit to PMI an application for each loan, supported by various documents. The significant majority of such customers’ loans are underwritten in connection with our provision of contract underwriting services (see below). Verification of the borrower’s employment, income and funds needed for the loan closing are required in addition to other documents unless the loan is submitted by a lender that has been approved to participate in PMI’s Quick Application Program. This program allows selected lenders to submit insurance applications that do not include all standard documents. The lender is required to maintain written verification of employment and source of funds needed for closing and other supporting documentation in its origination file. PMI may schedule on-site audits of lenders’ files on loans submitted under this program.

Bulk Primary and Modified Pool Transactions.    Bulk primary insurance and modified pool insurance transactions generally involve PMI bidding for a customer’s delivery to PMI of a portfolio of loans that have been previously underwritten and closed under one or more loan programs. Regardless of the fact that the customer or lender has previously underwritten the loans, PMI evaluates each transaction on a loan-by-loan basis and as a portfolio. In the loan-by-loan review, PMI analyzes the characteristics of each loan and compares them to forecasts of performance generated by proprietary performance and pricing models. In the portfolio review,

PMI analyzes the diversity and the aggregate risk characteristics of the portfolio as a whole. PMI also reviews the risks and potential mitigating factors inherent in the proposed coverage structure, which may include, among other things, coverage limits, stop loss limits, and/or deductibles.

In some cases, PMI provides commitments for the future delivery of bulk primary or modified pool transactions. The same processes described above are used to review an indicative portfolio of loans. PMI’s commitments are contingent upon a loan-by-loan review of the actual loans delivered and allow for pricing and other structural adjustments if the characteristics of the actual delivery vary from those of the indicative portfolio.

Contract Underwriting

Contract underwriting services are provided by PMI’s wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC provides contract underwriting services for mortgage loans for which PMI provides mortgage insurance and for mortgage loans for which PMI does not provide insurance. MSC also performs the contract underwriting activities of CMG.

As a part of its contract underwriting services, MSC provides to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC fails to properly underwrite a mortgage loan. These remedies are separate from the insurance coverage provided by PMI. MSC paid or accrued $10.0 million in contract underwriting remedies in 2004, compared to $13.1 million in 2003. Worsening economic conditions or other factors that could lead to increases in PMI’s primary insurance default rate could also cause the number and magnitude of the remedies that must be offered by MSC to increase. Such an increase could have a material adverse effect on our consolidated financial condition and results of operations.

Due to a decline in contract underwriting activity in 2004, new policies processed by MSC contract underwriters in 2004 declined to 20.3% of PMI’s NIW from 24.0% in 2003. PMI anticipates that loans underwritten by MSC will continue to make up a significant percentage of PMI’s NIW and that contract underwriting will remain the preferred method among some mortgage lenders for processing loan applications. The number of contract underwriters deployed by MSC is related to the volume of mortgage originations.

7.	Emerging Markets

Expanding homeownership opportunities for low- and moderate-income individuals and communities is an important priority of PMI. PMI’s approach to affordable lending is to develop products and services that assist responsible borrowers who may not qualify for mortgage loans under traditional underwriting practices. These products and services do not accommodate borrowers who have failed to manage their affairs responsibly; rather, they seek to identify those home buyers who have met or will meet their obligations in a timely and conscientious manner. The beneficiaries of these programs have included recent immigrants who have not established traditional credit histories, borrowers not accustomed to using traditional savings institutions, borrowers with less than five percent for a down-payment, and home buyers who, although consistently employed, lack the stability traditionally associated with having a single employer due to the nature of their employment.

To further promote affordable housing, PMI has entered into risk-sharing agreements or “layered co-insurance” with certain institutional lenders, Native American tribes and housing authorities. Layered co-insurance is utilized primarily to provide homeownership opportunities to traditionally underserved populations. Under such agreements, the mortgage insurance is structured so that financial responsibility is shared between the lender, Native American tribe or housing authority, and PMI.

PMI has also established partnerships with numerous national organizations to mitigate affordable housing risks and expand the understanding of responsibilities of home ownership. These community partners include Consumer Credit Counseling Services, Neighborhood Reinvestment Corp. and the affiliated Neighborhood

Housing Services of America, the National Black Caucus, Social Compact, the National American Indian Housing Conference, the AFLCIO Housing Advancement Trust, the American Homeownership and Counseling Institute, the National Council of La Raza, the Congressional Hispanic Caucus Institute and the National Association of Hispanic Real Estate Professionals. In addition, PMI has developed partnerships with local organizations in an effort to expand homeownership opportunities and promote community revitalization.

Although programs offered under PMI’s affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs, some programs utilize affordable underwriting guidelines established by lenders that differ from PMI’s criteria. PMI believes that some of its insured affordable housing loans may carry higher risks than its other insured loans. As a result, PMI has instituted various programs including pre- and post-purchase borrower counseling, risk-sharing and risk based pricing seeking to mitigate the additional risks that may be associated with some affordable housing loan programs.

8.	Defaults and Claims

Defaults

PMI’s claim process begins with notification by the insured to PMI of a default on an insured loan. “Default” is defined in PMI’s master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default for the purposes of reporting defaults and default rates until a loan has been delinquent for two consecutive monthly payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive payments could be reported to PMI between the 31st and 60th day after the first missed payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result, in most cases, in a claim to PMI.

Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s risk in force. Default rates are shown by region based on location of the underlying property.

	Primary Default Rates by Region as of December 31,
	2004	2003	2002
Region
Pacific (1)	2.75%	3.18%	3.35%
New England (2)	3.19%	3.23%	2.75%
Northeast (3)	4.75%	4.52%	4.13%
South Central (4)	4.82%	4.56%	4.06%
Mid-Atlantic (5)	3.33%	3.30%	3.22%
Great Lakes (6)	7.29%	6.50%	5.72%
Southeast (7)	5.58%	5.00%	4.77%
North Central (8)	4.63%	4.30%	4.07%
Plains (9)	3.94%	4.04%	3.75%
Total Primary Portfolio	4.86%	4.53%	4.18%

(1)	Includes California, Hawaii, Nevada, Oregon and Washington.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of PMI’s Primary Risk in Force as of December 31,	PMI’s Default Rates for Top Ten States by Primary Risk in Force (1)
		Default Rate as of December 31,
	2004	2004	2003	2002	2001	2000
Florida	10.0%	3.97%	3.89%	4.15%	3.03%	2.91%
Texas	7.2%	5.39%	5.02%	4.27%	2.86%	2.13%
California	6.8%	2.57%	3.08%	3.20%	2.56%	2.26%
Illinois	5.0%	4.82%	4.55%	4.39%	3.46%	2.60%
Georgia	4.7%	7.20%	5.99%	5.13%	3.11%	2.31%
New York	4.4%	4.52%	4.52%	4.35%	3.22%	2.94%
Washington	3.7%	3.26%	3.51%	3.39%	2.72%	1.75%
Ohio	3.7%	7.64%	6.86%	5.80%	3.57%	2.63%
Pennsylvania	3.5%	5.22%	4.64%	4.21%	3.11%	2.47%
New Jersey	3.2%	4.22%	4.29%	3.71%	2.81%	2.51%

(1)	Top ten states as determined by primary risk in force as of December 31, 2004.

Claims and Policy Servicing

Primary insurance claims paid by PMI in 2004 increased to $193.2 million from $176.9 million in 2003. Pool insurance claims paid by PMI in 2004 increased to $19.4 million from $18.0 million in 2003. In 2004, pool claims paid represented approximately 9% of PMI’s total claims paid.

The frequency of defaults is not directly proportional to the number of claims PMI receives. This is because the rate at which defaults cure is influenced by borrowers’ financial resources and circumstances and regional economic conditions. Whether an uncured default leads to a claim principally depends on the borrower’s equity in the underlying property at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the likelihood of a defaulted loan being reinstated is minimal, PMI works with the servicer of the loan for a possible loan workout or early disposal of the underlying property. Property dispositions typically result in loss reduction to PMI compared to the percentage coverage amount payable under PMI’s master policies.

Within 60 days after a primary insurance claim and supporting documentation have been filed, PMI has the option of:

•	paying 100% of the claim amount in exchange for the insured’s conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired under this option are included on PMI’s balance sheet in other assets as residential properties from claim settlements, also referred to as real estate owned, or REO; or

•	in the event the property is sold pursuant to an agreement made prior to or during the 60-day period after the claim is filed, which we refer to as a prearranged sale, paying the lesser of (1) 100% of the loss amount less the proceeds of sale of the property or (2) the specified coverage percentage multiplied by the loss amount; or

•	paying the specified coverage percentage multiplied by the loss amount.

While PMI attempts to choose the claim settlement option that best mitigates the amount of its claim payment, PMI generally settles by paying the coverage percentage multiplied by the loss amount. In 2004 and 2003, PMI settled 28.4% and 23.2%, respectively, of the primary insurance claims processed for payment on the basis of a prearranged sale. In 2004 and 2003, PMI exercised the option to acquire the property on 4.6% and 7.8%, respectively, of the primary claims processed for payment. At December 31, 2004, PMI’s carrying value, which approximates fair value, of REO properties was $22.7 million compared to $37.0 million at December 31, 2003.

Claims and the Aging of PMI’s Insurance Portfolio.    Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. We expect the significant majority of claims on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. Primary insurance written from the period of January 1, 2001 through December 31, 2003 represented 56.2% of PMI’s primary insurance in force at December 31, 2004. This portion of PMI’s book of business is in its expected peak claim period with respect to primary loans.

The following table sets forth the dispersion of PMI’s primary insurance in force and risk in force as of December 31, 2004, by year of policy origination and average annual mortgage interest rate since PMI began operations in 1972.

	Insurance and Risk in Force by Policy Year and Average Coupon Rate
	Average Rate (1)	Primary Insurance in Force	Percent of Total	Primary Risk in Force	Percent of Total
		(In thousands)		(In thousands)
Policy Year
1995 and prior	8.2%	$1,715,625	1.6%	$384,411	1.5%
1996	7.8%	577,659	0.5	157,877	0.6
1997	7.6%	597,327	0.6	162,441	0.6
1998	6.9%	1,858,339	1.8	480,431	1.9
1999	7.4%	2,558,654	2.4	656,306	2.6
2000	8.1%	1,752,729	1.7	411,524	1.6
2001	7.0%	6,728,584	6.4	1,550,092	6.0
2002	6.5%	14,429,435	13.7	3,396,776	13.2
2003	5.8%	37,993,409	36.1	8,823,117	34.4
2004	5.8%	37,109,162	35.2	9,635,011	37.6

Total Portfolio		$105,320,923	100.0%	$25,657,986	100.0%

(1)	Average annual mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

Claim Severity.    The severity of a claim, which is the ratio of the claim paid to the original risk in force relating to the loan, depends in part upon the specified coverage percentage for that loan. A higher coverage percentage on a loan generally decreases the potential severity of a claim on that loan, even though the claim amount may increase. PMI generally charges higher premium rates for higher coverage. PMI’s average primary coverage percentage for NIW was 25.9% in 2004 and 23.6% in 2003.

The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses, and the amount of mortgage insurance coverage placed on the loan. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average primary claim severity level has decreased from 100% in 1994 to 81.8% in 2004. PMI’s primary claim severity level in 2003 was 80.9%.

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

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written

Years Since Policy Issue	Policy Issue Year (Loan Closing Year)
	1983	1984	1985	1986	1987	1988	1989	1990	1991	1992	1993
1	0.3	0.2	—	0.1	—	—	—	—	—	—	—
2	14.8	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8	1.1	1.0
3	47.3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6	6.9	5.5
4	83.0	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9	16.3	13.4
5	129.3	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9	28.3	18.7
6	165.9	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8	36.1	21.1
7	177.5	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4	40.3	21.9
8	184.6	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3	41.5	22.0
9	187.7	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7	41.3	21.8
10	189.8	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6	41.1	21.6
11	191.0	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7	41.0	21.7
12	191.3	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7	41.0	21.7
13	191.1	142.1	65.8	28.8	28.4	35.0	53.3	61.4	52.6	41.0
14	190.6	141.7	65.9	29.0	28.6	35.2	53.3	61.4	52.6
15	190.1	141.5	66.0	29.1	28.5	35.2	53.2	61.4
16	189.8	141.3	66.0	29.1	28.5	35.2	53.2
17	189.5	141.0	66.0	29.1	28.6	35.2
18	189.5	140.9	66.0	29.1	28.6
19	189.5	140.8	66.0	29.1
20	189.4	140.8	66.0
21	189.5	140.7
22	189.5

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
1	—	0.1	—	—	—	0.1	1.2	1.1	0.1	0.1	0.1
2	1.0	2.8	2.9	2.3	1.2	2.7	10.2	6.6	4.5	2.8
3	6.5	10.4	8.3	5.8	3.8	5.9	21.8	22.5	14.5
4	13.7	15.4	11.9	8.7	5.7	8.6	35.2	34.1
5	18.0	18.2	14.2	10.4	6.7	11.1	43.0
6	20.1	19.2	15.3	11.1	7.7	12.7
7	20.9	20.1	15.8	11.9	8.3
8	21.3	20.3	16.1	12.4
9	21.3	20.4	16.3
10	21.3	20.5
11	21.4

The above table shows that, measured by gross cumulative losses paid relative to cumulative premiums written, or the cumulative loss payment ratios, the performance of policies originally issued in the years 1983 and 1984 was adverse, with cumulative loss payment ratios for those years of 189.5% and 140.7%, respectively at the end of 2004. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which we believe, along with increased premium rates and generally improving economic conditions, contributed to the lower cumulative loss payment ratios in that and subsequent years.

The table also shows the general improvement in PMI’s cumulative loss payment ratios since policy year 1985, relative to 1983 and 1984. This reflects both improved claims experience and higher premium rates charged by PMI for policy years 1985 and later. All policy years through 1995 have cumulative loss payment ratios at the end of 2004 that differ by no more than 0.1% from the end of 2003, an indication that these ratios have stabilized and reached their ultimate development for each of these policy years. Policy years 1996 through 1999 also have seen only slight claims development since the end of 2003.

A major factor affecting the development of these loss ratios was the relatively low level of interest rates throughout 2003 and 2004. These low rates led to record numbers of mortgage refinances in 2003 and 2004, materially decreasing the amount of business remaining in book years before 2003. This had the effect of decreasing the remaining premium flow from these book years and putting upward pressure on the cumulative loss payment ratios.

Policy years 1986 through 1988 have developed to cumulative loss payment ratios between 28.6% and 35.2%. Policy years 1989 through 1992 have developed to somewhat higher ratios between 41.0% and 61.4%, reflecting both higher levels of claims on California loans insured in those years, as well as higher prepayment speeds when market rates dropped to relatively low levels from late 1992 through early 1994. Loss payment ratios continued to decline year-to-year after 1993 (21.9% at the end of seven years), bottoming out at 8.3% at the end of seven years for the 1998 policy year, a record low. The declines were due to an improvement in California’s economy and a strong national economy with no material regional weaknesses. The 1999 policy year is developing at a level slightly higher than 1998, but still at very low levels. Given the small amount of business left in the 1996 through 1999 books, further development is expected to be small.

The 2000 and 2001 book years have developed to ratios now slightly less than the 1985 book year at similar policy ages of five and four years, respectively, but for different reasons. The 1985 book year, which reached a ratio of 47.4% at the end of five years, was driven primarily by loss development. The 2000 and 2001 book years, on the other hand, reaching ratios of 43.0% and 34.1% at the end of five and four years, respectively, are being driven by the dual factors of significantly higher prepayments and higher claims payments than the previous years. The higher levels of claims combined with the lower levels of accumulated premiums have led to this increase in ratios.

The higher levels of claims in the 2000 and 2001 policy years were a result of an expansion into less-than-A quality and Alt-A loan product offerings primarily through the introduction of PMI’s bulk channel. These loan types generally have shorter lives and earlier incidence of default than A quality loans, leading to earlier emergence of claims and shorter streams of premium income. The large volume of refinances in A quality business written in 2000 and 2001 experienced in 2003 decreased the accumulated premium received from those policy years, affecting the loss payment ratio development by increasing the ratio of claims paid to premiums received.

The 2002 book year is developing favorably compared to 2000 and 2001 due to a lower level of claims. 2003 is performing favorably compared to 2002 due to lower levels of claims and higher persistency in 2004. 2003 has developed to levels reached by the 1995, 1996 and 1999 books at the comparable two year period although future loss development may not be similar to those years.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to PMI and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to the loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (LAE) reserves, and incurred but not reported (IBNR) reserves. These reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices, PMI does not establish loss reserves for estimated potential defaults that have not occurred but that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data—Note 10. Reserve for Losses and Loss Adjustment Expenses.

9.	Reinsurance

Reinsurance is used as a capital and risk management tool by the mortgage insurance industry. Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurance company simply agrees to indemnify PMI for the reinsurance company’s share of losses incurred under a reinsurance agreement, unlike an assumption agreement, where the assuming reinsurance company’s liability to the policyholder is substituted for that of PMI.

PMI has a 5% quota share reinsurance agreement in place with a participating reinsurance company relating to primary insurance business written by PMI from 1994 through 1997. Under the terms of this agreement, the reinsurance company indemnifies PMI for 5% of all losses paid under the reinsured primary insurance business and PMI cedes 5% of the related premiums, less a ceding commission paid to PMI for underwriting and administering the business. Effective January 1, 2001, PMI commenced reinsuring its wholly-owned Australian subsidiary, PMI Mortgage Insurance Ltd, on an excess-of-loss basis. Under the terms of the agreement, for each of the calendar years from 2001 through 2006, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 130% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 220% of such net earned premiums. The agreement provides for automatic one-year extensions, unless terminated upon prior notice by either party. Upon such notice of termination, the agreement would continue in effect in the year of such notice and for the next four calendar years.

Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured, and as a result, the deep coverage portion of such insurance in excess of 25% must be reinsured. To minimize reliance on third party reinsurance companies and to permit PMI to retain the premiums (and related risk) on deep coverage business, The PMI Group formed several wholly-owned subsidiaries including Residential Guaranty Co., or RGC, Residential Insurance Co., or RIC, and PMI Mortgage Guaranty Co., or PMG, to provide reinsurance of such deep coverage to PMI. PMI uses reinsurance provided by its reinsurance affiliates solely for purposes of compliance with statutory coverage limits. CMG also uses reinsurance provided by its reinsurance affiliate, CMG Reinsurance Company, to comply with statutory limits.

As discussed in Section B.1, Products, above, PMI also reinsures portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders. PMI also offers reinsurance products in Asia through its Hong Kong branch. (See Item 1, Section C.1, International Operations—Hong Kong, below.)

10.	Regulation

State Regulation

General.    Our mortgage insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments of the various states in which they are licensed to transact business. The purpose of this regulation is to safeguard their solvency for the protection of policyholders. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching most significant aspects of the insurance business.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other kinds of insurance. The non-insurance subsidiaries of The PMI Group are not subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

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

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between or among The PMI Group and its domestic and international subsidiaries. For example, no person may, directly or indirectly, offer to acquire or acquire voting securities of The PMI Group or any one of the Arizona subsidiaries, if after consummation thereof, such person would be in control, directly or indirectly, of such entity, unless such person obtains the Arizona Director of Insurance’s prior approval. For purposes of the foregoing, “control” is rebuttably presumed to exist if such person, following the acquisition, would, directly or indirectly, own, control or hold with the power to vote or hold proxies representing 10% or more of the entity’s voting securities. In addition, all material transactions involving PMI, PMG, RGC and/or RIC and any of their affiliates, such as PMI Australia and PMI Europe, are subject to prior approval of the Arizona Director of Insurance, and will be disapproved if they are found not to be “fair and reasonable.” PMI, on behalf of itself and its affiliates, is required to file an annual insurance holding company system registration statement with the Arizona and Wisconsin Departments of Insurance (and any other states that so request) disclosing all interaffiliate relationships, transactions and arrangements that occurred or were in effect during the prior calendar year, and providing information on The PMI Group, the holding company’s “ultimate controlling person.” PMI must also submit and update biographical information of the executive officers and directors of the holding company’s insurance subsidiaries, as well as executive officers and directors of The PMI Group.

The insurance holding company laws and regulations are substantially similar in Wisconsin (where CMG, Commercial Loan Insurance Corporation, or CLIC, and WMAC Credit Insurance Corporation, or WMAC Credit, are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective states of domicile. FGIC Corporation and FGIC are subject to regulation under insurance holding company statutes of New York, where FGIC is domiciled, as well as other jurisdictions where FGIC is licensed to do insurance business. Transactions between FGIC Corporation or FGIC and The PMI Group and its subsidiaries are subject to prior approval of the New York Department of Insurance.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years (and then released into surplus), although earlier releases may be authorized by state insurance regulators in certain cases. The first year in which contingency reserves were released into surplus was 2003. At December 31, 2004, PMI and its mortgage insurance subsidiaries had statutory policyholders’ surplus of $750.9 million and statutory contingency reserves of $2.4 billion.

Dividends.    PMI’s ability to pay dividends (including returns of capital) to The PMI Group as its sole shareholder is limited, among other things, by the insurance laws of Arizona and other states. PMI’s other

Arizona subsidiaries (PMG, RGC and RIC) are subject to the same statutory limitations as PMI. Under Arizona law, PMI may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s investment income. PMI is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to The PMI Group of $64.5 million in 2005 without prior approval of the Arizona Director of Insurance, provided that any such dividends are paid after the first anniversary of PMI’s 2004 dividends, which were made in July 2004. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director of Insurance. In 2004, PMI paid an extraordinary stockholder dividend of $150 million to The PMI Group. This dividend will be added to any proposed dividends to be paid within the subsequent twelve months to determine if such future dividends are “extraordinary”, and accordingly, would require the Arizona Director of Insurance’s prior approval. The Arizona Director of Insurance may approve an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs.

In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In 2004, PMI Plaza LLC, a Delaware limited liability company and wholly-owned subsidiary of PMI, paid a $600,000 cash dividend to PMI. As of December 31, 2004, PMI’s liabilities (excluding contingency reserves) were $592.2 million, meaning shareholder dividends in 2005 may not reduce PMI’s statutory surplus below $59.2 million. CMG is subject to shareholder dividend/distribution restrictions similar to those imposed on PMI.

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

Reinsurance.    Regulation of reinsurance varies by state. Except for Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurance companies. Under such laws, if a reinsurance company is not admitted or accredited in such states, the domestic company (e.g., PMI) ceding business to the reinsurance company cannot take credit in its statutory financial statements for the risk ceded to such reinsurance company absent compliance with certain reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements even if no statutory financial statement credit is to be taken.

Examinations.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. PMI was examined by the Arizona Director of Insurance in 2003 for the five year period ending December 31, 2002. In lieu of examining a foreign insurer, the Arizona Insurance Commissioner may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners.

CMG, CLIC and WMAC Credit were examined by the Wisconsin Department of Insurance in 2003 for the three year period ending December 31, 2002. The final examination reports are public records and can be obtained from the applicable state’s department of insurance.

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

The Homeowners Protection Act, or HPA, provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. HPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed on or after July 29, 1999. FHA loans are not covered by HPA. Under HPA, automatic termination of mortgage insurance would generally occur once the LTV reaches 78%. A borrower who has a “good payment history”, as defined by HPA, may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home’s original value or when actual payments reduce the loan balance to 80% of the home’s original value, whichever occurs earlier.

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

In July 2002, HUD proposed a rule under RESPA that, if implemented as proposed, would have, among other things, given lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. The proposed rule provided that qualifying packages were entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance would have been included in the package to the extent an upfront premium is charged. Inclusion in the package could have caused mortgage insurers to experience reductions in the prices of their services or products. HUD withdrew that proposed rule in March 2004. In late 2004, HUD announced that it will submit a new proposed rule under RESPA to the Office of Management and Budget for review. We do not know what form, if any, the rule will take and whether it will be approved.

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

Fair Credit Reporting Act.    The Fair and Accurate Credit Transactions Act of 2003, or FACTA, amends and reauthorizes certain provisions of the Fair Credit Reporting Act, or FCRA, including provisions which direct the Federal Trade Commission, or FTC, and the Federal Reserve Board, or FRB, to promulgate regulations requiring notice to any consumer receiving an extension or grant of credit based on a counter offer by the creditor on material terms, including interest rate, that are materially less favorable than the terms generally available from the creditor to consumers, based in whole or in part on a consumer report. No regulations have yet been proposed, and the FTC and FRB have stated that those provisions of FACTA that require regulation will not be effective until the date specified in the final regulations. The risk-based pricing notice provision is among the affected provisions. It is not clear at this point what that regulation will provide or what its impact, if any, will be on our mortgage insurance operations.

11.    Financial Strength Ratings

PMI has been assigned the following insurer financial strength ratings: “AA” by S&P with a stable outlook; “AA+” by Fitch with a stable outlook; and “Aa2” by Moody’s with a stable outlook.

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

Fannie Mae and Freddie Mac impose requirements on private mortgage insurers for such insurers to be eligible to insure loans sold to such agencies. In order to be Fannie Mae and Freddie Mac eligible, PMI must maintain at least two of the following three ratings: “AA-” by S&P or Fitch, or “Aa3” by Moody’s.

C.	International Operations, Financial Guaranty and Other Strategic Investments

Our wholly-owned subsidiary, PMI Capital Corporation, manages our international operations and strategic investments, including our Financial Guaranty segment. Our International Operations and Financial Guaranty segments generated 25.0% of our consolidated revenues in 2004 compared to 16.0% in 2003. Revenues for the year ended December 31, 2004 from our consolidated subsidiary, PMI Australia, were $109.6 million or 10.6% of our consolidated revenues in 2004 and $85.6 million and 9.6% in 2003, respectively. Revenues for the year ended December 31, 2004 from our consolidated subsidiary, PMI Europe, were $27.7 million or 2.7% of our consolidated revenues in 2004 and $13.2 million and 1.5% in 2003, respectively. Revenues for the year ended December 31, 2004 from our branch office in Hong Kong were $6.4 million or 0.6% of our consolidated revenues in 2004. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations, and Item 8. Financial Statements and Supplementary Data—Note 20. Business Segments, for additional information about geographic areas.

1.	International Operations

Our international mortgage insurance and credit enhancement operations include our operations in Australia and New Zealand, the European Union and Hong Kong.

Australia and New Zealand

We offer mortgage insurance in Australia and New Zealand through our wholly-owned subsidiaries, PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Indemnity Limited, or PMI Indemnity. The combined operations of PMI Ltd and PMI Indemnity are referred to as PMI Australia. PMI Australia is headquartered in Sydney, Australia, and has offices throughout Australia and New Zealand. PMI Ltd’s financial strength is rated “AA” by S&P and Fitch, and “Aa2” by Moody’s. At December 31, 2004, the total assets of PMI Australia were $871.4 million compared to $703.8 million at December 31, 2003.

Australian mortgage insurance, known as “lenders mortgage insurance,” or LMI, is characterized by single premiums and coverage of 100% of the loan amount. Lenders usually collect the single premium from a prospective borrower and remit the amount to PMI Australia as the mortgage insurer. PMI Australia recognizes earnings from single premiums in its financial statements over time in accordance with an actuarially determined multi-year schedule. Premiums are partly refundable if the policy is canceled within the first year.

LMI covers the unpaid loan balance, plus selling costs and expenses, following the sale of the security property. Historically, loss severities have normally ranged from 20% to 30% of the original loan amount. In New Zealand, insurance coverage is predominantly “top cover”, where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand ranges between 20% and 30% of the original loan amount.

The majority of the loans insured by PMI Australia are variable interest rate principal and interest loans with terms up to 30 years. Interest rate changes impact the frequency of defaults and claims with respect to these loans. Since mortgage interest is not tax deductible in Australia or New Zealand on owner-occupied properties, borrowers have a strong incentive to accelerate reduction of their principal balance by amortizing or prepaying their mortgages. As savings interest is taxable, most mortgage loans allow advance repayment.

PMI Australia’s primary NIW includes flow channel insurance and insurance on loans underlying residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. 42.9% of PMI Australia’s NIW in 2004 was RMBS insurance written, compared to 23.8% in 2003. The significant increase in RMBS insurance written in 2004 reflects increased securitization activity in the Australian market and the fact that there are limited market participants providing mortgage insurance for RMBS in the Australian market. Levels of activity in the Australian RMBS market vary from quarter to quarter.

The five largest Australian banks collectively provide 75% or more of Australia’s residential housing financing. These banks represented approximately 39% of PMI Australia’s gross premiums written in 2004. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies, credit unions and non-bank mortgage originators. PMI Australia’s five largest customers provided 65.2% of PMI Australia’s 2004 gross premiums written.

A significant portion of PMI Australia’s business is acquired through quota share reinsurance agreements with its lending customers’ captive LMI companies. These quota share reinsurance agreements typically contain a contractual period under which the lender commits to send PMI Australia a prescribed proportion of business. PMI Australia wrote approximately 58% of its new business premiums under these agreements in 2004, compared to approximately 46% in 2003. PMI Indemnity, being in run-off, is not a party to any such agreements.

PMI Australia’s principal competitor is Genworth Financial. While PMI Australia and Genworth Financial are the only two independent lenders mortgage insurers in Australia that are rated by the rating agencies S&P, Fitch and Moody’s, several large banks have captive LMI companies in Australia.

The following table sets forth the dispersion of PMI Australia’s risk in force as of December 31, 2004, by year of policy origination and average original LTV since PMI commenced operations in Australia and New Zealand in 1999.

Policy Year	Average Original LTV	Primary Risk in Force	Percent of Total
	(In millions)
Prior to 1999	N/A	$17,263	16.7%
1999	76.00%	5,254	5.1%
2000	75.80%	7,563	7.3%
2001	70.60%	12,858	12.5%
2002	75.30%	12,279	11.9%
2003	75.30%	19,387	18.8%
2004	69.60%	28,531	27.7%

Total Portfolio		$103,135	100.0%

In 2004, PMI Australia introduced pmiAURA, a statistical model used to analyze PMI Australia’s claims frequency risk, as part of its underwriting and risk analysis program. This methodology is the same as that applied by U.S. Mortgage Insurance Operations, but was developed for PMI Australia using Australian claims, economic and demographic information. The pmiAURA model assigns a predictive claim risk score to individual policies. PMI Australia also commenced the electronic submission of applications and delivery of underwriting decisions in 2004.

As in the United States, mortgage insurance underwriting decisions have been delegated by PMI Australia to certain of its customers. Delegated underwriting allows approved customers, subject to agreed policy limitations, to commit PMI Australia to offering LMI with respect to a mortgage loan. The pmiAURA system is also used to analyze these arrangements which are subject to regular compliance audit by PMI Australia. PMI Australia may be committed to insure a loan that fails to meet all the agreed delegated guidelines. Long term performance of delegated insured loans is not expected to vary materially from all other insured loans.

In May 2004, S&P designated PMI Ltd as a core business and affirmed its “AA” rating and stable outlook. In 2004, Fitch also affirmed PMI Ltd’s insurer financial strength rating of “AA” with a stable outlook. In May 2004, Moody’s upgraded PMI Ltd’s rating to “Aa2” with a stable outlook from “Aa3.” PMI Indemnity maintained its S&P rating of “AA-,” Fitch rating of “AA,” and Moody’s rating of “Aa3.” PMI Australia is a party to capital support agreements in which PMI agrees to provide funds to ensure that both PMI Ltd. and PMI Indemnity are able to maintain prudent levels of capital to maintain their credit ratings.

For discussion on PMI Australia’s loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Reserves for Losses and LAE—International Operations.

PMI Australia is subject to regulation and examination by both the Australia and New Zealand regulatory authorities concerning many aspects of its business, including the ability to pay dividends. The Australian Prudential Regulation Authority, or APRA, sets prudential guidelines for banks, building societies, credit unions and general insurers including LMI companies. APRA is reviewing, with industry input, its prudential requirements for LMI companies, has issued proposals for comment and has indicated that final regulations will be implemented in October 2005. We expect that the final regulations will, among other things, raise LMI capital requirements, which will impact non-rated LMI companies in particular, and may allow for increased competition by opening the market to insurers domiciled in countries that APRA considers to have comparable prudential regulation.

Europe

PMI Mortgage Insurance Company Limited, or PMI Europe, is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, with a branch in Milan, Italy and an affiliated sales company incorporated in the United Kingdom and located in London. PMI Europe is fully authorized to provide credit, suretyship and miscellaneous financial loss insurance by the Irish Financial Services Regulatory Authority. This authorization enables PMI Europe to offer its products in all of the European Union member states. PMI Europe’s claims paying ability is rated “AA” by S&P and Fitch, and “Aa3” by Moody’s. These ratings are based upon PMI Europe’s capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI’s obligations under the capital support agreement. In May 2004, S&P designated PMI Europe as a core business and affirmed its “AA” rating and stable outlook. At December 31, 2004, the total assets of PMI Europe were $242.8 million compared to $202.6 million at December 31, 2003.

PMI Europe currently offers capital markets products, excess-of-loss reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. Capital markets products are designed to support secondary market transactions, notably credit-linked notes, collateralized debt obligations, mortgage-backed securities or synthetic securities transactions (principally, credit default swap transactions). Lenders frequently engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations or to provide funding for their mortgage lending activities. As of December 31, 2004, PMI Europe had provided credit protection with respect to German, Dutch and British residential mortgage loans.

At December 31, 2004, approximately 25% of PMI Europe’s risk in force stemmed from eleven credit default swap transactions, all of which were designed primarily to allow the mortgage lenders involved to reduce the level of required regulatory capital. In four of these transactions, PMI Europe assumed a “first loss,” unrated risk position. In the remaining transactions, PMI Europe’s risk position was rated at least investment grade, the majority being rated “AAA”. Competitors in this product line include mortgage insurance companies, financial guaranty insurance companies, banks and traditional bond investors. Many of these competitors have significantly greater financial resources than PMI Europe.

PMI Europe also offers excess-of-loss reinsurance coverage. Excess-of-loss reinsurance is typically provided to a lender’s captive reinsurance company to reduce that captive lender’s “catastrophic” risk exposure. These transactions are believed to be risk-remote in that the lender or its captive insurer assumes a significant amount of “first loss” risk. This insurance structure is used occasionally in the United Kingdom by its largest mortgage lenders. As of December 31, 2004, less than 1% of PMI’s Europe’s risk in force stemmed from excess-of-loss reinsurance. Potential competitors with respect to these products include mortgage insurance companies and multi-line insurers.

PMI Europe’s third product line, primary insurance, is similar to the primary insurance products offered in the U.S., Australia and New Zealand. As of December 31, 2004, approximately 74% of PMI’s Europe’s risk in force stemmed from primary insurance. Primary insurance is mortgage insurance applied to, priced, and settled on each loan. In Europe, this product currently is only purchased regularly in the United Kingdom and Ireland. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. Potential competitors at the moment include mortgage insurers and multi-line insurers. PMI Europe’s primary insurance in force stems from its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA in the fourth quarter of 2003. The portfolio covers approximately $15 billion of original insured principal balance. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million was unearned premium reserves. R&SA also provides excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions. Under the terms of the agreement, R&SA and PMI Europe share certain economic benefits if loss performance performs to agreed-upon levels. Based upon the favorable loss performance to date, we expect that PMI Europe will make future payments to R&SA under the agreement.

For discussion on PMI Europe’s loss reserves, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Reserves for Losses and LAE—International Operations.

PMI Europe’s authorization enables it to offer its products in all of the European Union member states, subject to certain local regulatory requirements. The applicable regulator of PMI Europe is the Irish Financial Services Regulatory Authority. Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Under applicable regulations, PMI Europe may provide insurance only in the classes for which it has authorization, and must maintain required risk capital reserves. Irish insurance companies are required, among other things, to submit comprehensive annual returns to the regulator.

Hong Kong

PMI reinsures mortgage insurance in Hong Kong through its local branch office. PMI is a party to a reinsurance agreement with the Hong Kong Mortgage Corporation, or HKMC, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. The HKMC is a direct insurer of residential mortgages. For the year ended December 31, 2004, PMI reinsured a total of approximately $807 million of loans under its reinsurance agreements. Insurance in force was $1.8 billion at December 31, 2004, compared to $1.3 billion at December 31, 2003.

PMI, among other reinsurers, generally provides reinsurance “down-to” coverage in Hong Kong sufficient to reduce the reinsured’s exposure on each loan down to a specified coverage percentage, usually 70% LTV. Unlike in the United States, reinsurance coverage generally expires with respect to loans that amortize below their down-to coverage percentage, i.e., 70% LTV. In July 2004, the HKMC began insuring, and PMI began reinsuring, residential mortgages with LTVs up to 95%. This product expansion has been popular within the Hong Kong mortgage origination market and, as a result, approximately 31% of PMI’s reinsurance written in 2004 was comprised of loans with LTVs between 90.01% and 95.00%. PMI generally delegates coverage decisions with respect to particular loans to the reinsured pursuant to detailed written underwriting guidelines agreed to in advance by the parties. The significant majority of reinsurance written by PMI in Hong Kong is single premium coverage.

In 2004, PMI made claim payments of $0.2 million (net of recoveries) with respect to nine claims. In 2005, another U.S. based mortgage insurer announced its intention to begin offering mortgage reinsurance in Hong Kong.

Foreign Currency Exchange

We are subject to foreign currency exposure due to operations in foreign countries whose currencies fluctuate relative to the U.S. dollar, the basis of our consolidated financial reporting. Such exposure falls into two general categories: economic exposure and transaction exposure.

Economic exposure is defined as the change between anticipated net cash flow in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. To the extent there are changes in the average translation rates from local currencies to the U.S. dollar our recorded consolidated net income can be both positively or negatively affected. If the U.S. dollar strengthens relative to either the Australian dollar or the Euro our net income from our International Operations segment will be negatively impacted by translation losses. Conversely, if the U.S. dollar weakens against the Australian dollar or the Euro our net income from International Operations will be positively impacted by translation gains. Through the purchase of foreign currency put options first initiated in 2004, we are able to mitigate the negative impact to consolidated net income due to a strengthening U.S. dollar. As the options purchased increase in value as the U.S. dollar strengthens, such increases in the value of the options are reflected in our consolidated results of operations as derivative option gains. If the U.S. dollar were to weaken relative to the Australian dollar or the Euro our consolidated net income would continue to be positively affected (less the cost of the options purchased) by translation gains and the purchased options would expire unexercised. In April 2004, to mitigate the negative impact to net income of a strengthening U.S. dollar, PMI Australia purchased foreign currency (Australian dollar) put options at a total pre-tax cost of $1.0 million. In June 2004, to mitigate the negative impact to net income of a strengthening of the U.S. dollar, PMI Europe also purchased foreign currency (Euro) put options at a total pre-tax cost of $0.1 million. As of December 31, 2004, the total cost, net of realized gains recognized to net income related to these purchased options, which expired at the end of 2004, were $0.6 million for PMI Australia and $0.1 million for PMI Europe. In January 2005 PMI Australia and PMI Europe purchased foreign currency put options at a total pre-tax cost of $1.6 million and $0.2 million, respectively. These put options expire ratably over the course of 2005.

Transaction exposure refers to currency risk related to specific transactions and occurs between the time a firm commitment in a foreign currency is entered into and the time the cash is actually paid. Under our Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of forward currency contracts. We did not engage in any hedging activities of transaction risk in 2004.

Privacy Protection Regulation

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

In Australia, the collection and use of personal information is also subject to strict regulation. The Privacy Act establishes a series of national privacy principles that apply to all businesses, including insurance companies. In general, companies may only collect, store and use personal information if consent has been obtained from the persons concerned or if certain other conditions are met.

2.	Financial Guaranty Insurance and Reinsurance

FGIC Corporation

We are the largest shareholder of FGIC Corporation, with an equity ownership interest of 42.1%. We acquired FGIC, together with its immediate holding company, FGIC Corporation, in December 2003 from General Electric Capital Corporation, or GECC, as the strategic investor in an investor group that includes affiliates of The Blackstone Group, L.P., The Cypress Group L.L.C. and CIVC Partners L.P. GECC retains approximately 5% of a common equity interest in FGIC Corporation. We account for this investment under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and, accordingly, the investment is not consolidated. We believe that this investment will provide us with the opportunity to realize our strategic goal of becoming a global provider of credit enhancement products across multiple asset and risk classes, which would include achieving a major presence in the primary financial guaranty industry.

At December 31, 2004, FGIC Corporation had consolidated total assets of $3.4 billion, including $3.2 billion of cash and investment securities. At December 31, 2004, FGIC’s net insured par outstanding was $236.8 billion.

FGIC Corporation’s wholly-owned subsidiary FGIC is primarily engaged in the business of providing financial guaranty insurance for public finance and structured finance obligations. FGIC began insuring public finance obligations in 1984 and structured finance obligations in 1988. The financial guaranty insurance policies which FGIC insures typically guarantee scheduled payments on an issuer’s obligations. Upon a payment default on an insured obligation, FGIC is generally required to pay the principal and interest due in accordance with the obligation’s original payment schedule. FGIC is licensed to engage in financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and in the United Kingdom. FGIC Corporation’s senior unsecured debt is rated “AA” by S&P and Fitch and “Aa2” by Moody’s. FGIC’s financial strength is rated “AAA” by S&P and Fitch, and “Aaa” by Moody’s.

Prior to our investment, FGIC had provided financial guaranty insurance primarily to certain sectors of the U.S. public finance market and, to a limited extent, the structured finance market principally in the U.S. mortgage-backed securities sector. The public finance market includes municipal general obligation bonds supported by the issuer’s taxing power and special revenue bonds and other special obligations of state and local governments supported by the issuer’s ability to impose and collect fees and charges for public services or specific projects. As of December 31, 2004, $202.7 billion, or 85.6%, of FGIC’s total net par outstanding, represented insurance of public finance obligations. We believe that this percentage is higher than the industry’s average.

Most structured finance obligations are secured by, or represent interests in, diverse pools of specific assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, government debt, small business loans and commercial real estate loans. The pool of assets underlying the obligations has an identifiable cash flow or market value. As of December 31, 2004, $33.7 billion, or 14.2%, of FGIC’s total net par outstanding, represented insurance of structured finance obligations.

In 2004, FGIC began to execute upon its business plan of expanding into new markets and broadening its presence in existing ones. In 2004, FGIC, on a selective basis, broadened its presence in the U.S. public finance area to include such sectors as health care institutions, municipal electric utilities, and investor-owned utilities. Also in 2004, FGIC began to broaden its presence in the structured finance market to include classes of consumer-based and investment-grade corporate asset-backed securities, in addition to its established product lines within the mortgage-backed securities sector. FGIC’s international operations, based in London, currently consist of a very limited amount of business written in the European market. FGIC intends to grow its international public finance and structured finance business by focusing its initial attention on Western Europe, followed by expansion into other international markets such as Australia and Japan.

The financial guaranty industry is highly competitive. FGIC is subject to competition from other monoline financial guaranty insurance companies (three of which also carry triple-A financial strength ratings from each of the major ratings agencies), providers of third party credit enhancement (banks providing letters of credit, mortgage pool insurers, multiline insurers and reinsurers) and providers of alternative transaction structures and executions that do not use financial guaranty insurance (credit default swaps, credit-linked notes and other synthetic products). Demand for financial guaranty insurance is also constantly changing and is dependent upon a number of factors, including changes in interest rates, regulatory changes and the supply of bond issues.

FGIC’s and the financial guaranty industry’s incidence of payment default on insured bond issues has historically been very low. FGIC establishes a provision for losses and loss adjustment expenses under insured risks when an actual payment default has occurred or when a payment default is probable. The loss reserves that are established by FGIC fall into two categories: case reserves and watch list reserves.

Case reserves are established for the net present value of estimated losses on particular insured obligations that are presently or likely to be in payment default at the balance sheet date, and for which the future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall, net of reinsurance, between (1) anticipated claims payments on insured obligations plus anticipated loss adjustment expenses and (2) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of the estimated losses is based upon the risk-free rate for the average maturity of the applicable bond sector.

The watch list reserves recognize the potential for claims against FGIC on insured obligations that are not presently in payment default, but which have migrated to an impaired level where there is a substantial increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watch list reserves relies on a categorization and assessment of the probability of default, and loss severity given default, of the specifically identified impaired obligations on the list based on historical trends and other factors. The results of FGIC’s ongoing insured portfolio surveillance is to identify all impaired obligations and thereby provide a materially complete recognition of losses for each accounting period. Reserves are adjusted each period based on claim payments and the results of ongoing surveillance.

FGIC is subject to the insurance laws and regulations of the State of New York, where FGIC is domiciled, including Article 69, a comprehensive financial guaranty insurance statute. FGIC is also subject to the insurance laws and regulations of all other jurisdictions in which it is licensed to transact insurance business. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance regulators, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, to meet certain financial tests, to comply with requirements concerning permitted investments and the use of policy forms and premium rates and to file quarterly and annual statutory statements and other reports. FGIC’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York and by insurance regulatory authorities in other jurisdictions where FGIC is licensed to write insurance.

FGIC operates as an independent company. Our stockholders agreement with the other members of the investor group provides for certain corporate governance arrangements with respect to FGIC Corporation and other important corporate matters.

FGIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York and other states where FGIC is licensed to do insurance business. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends would not exceed the lesser of (1) 10% of policyholders’ surplus as of its last statement filed with the New York Superintendent of Insurance or (2) adjusted net investment income during this period. Adjusted net investment income includes a two-year carry-forward for undistributed investment income. Any dividend distribution in excess of these requirements would require the prior approval of the New York Superintendent of Insurance. In addition, in accordance with the customary practice of the New York State Department of Insurance in connection with change in control applications, FGIC Corporation is subject to commitments to the department that will prevent FGIC from paying any dividends for a period of two years from the date of the acquisition by the investor group (i.e., until December 18, 2005) without the prior written consent of the department.

RAM Re

We own 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re. The RAM Re holding companies’ other major shareholders include Transatlantic Reinsurance Company, CIVC Partners, Greenwich Street Capital Partners, MBIA Insurance Corp. and High Ridge Capital Partners. RAM Re commenced business in February 1998 with the purpose of reinsuring municipal, structured finance and international debt obligations originally underwritten by “AAA”-rated guarantors. RAM Re provides reinsurance to primary financial guarantor companies that market credit enhancement of debt securities through insurance on scheduled payments on an issuer’s obligations. RAM Re’s insured portfolio consists primarily of municipal securities and structured products, principally asset-backed securities. RAM Re’s customers include the major financial guaranty insurers.

The financial guaranty policies which RAM Re reinsures typically cover full and timely payment of scheduled principal and interest on debt securities. A reinsurance company receives its share of the premium from the primary insurer, and typically pays a ceding commission to the primary insurer as compensation for underwriting expenses. Insurance is ceded by the primaries to the reinsurance companies either on a treaty or facultative basis. Treaty reinsurance typically involves an agreement covering a defined class of business where the reinsurance company must assume, and the insurer must cede, a portion of all risks defined by the terms of the treaty. In facultative agreements, reinsurance is negotiated on a case-by-case basis for coverage of individual transactions or business segments, giving both parties control over the credit process. In recent years, treaty policies have become more prominent.

RAM Re is currently rated “AAA” by S&P and “Aa3” by Moody’s. RAM Re and its holding companies are subject to regulation under the laws of Bermuda.

3.	Residential Lender Services

Select Portfolio Servicing (SPS)

As of December 31, 2004, our ownership interest was 64.9% and our total investment balance in SPS was $126.2 million, consisting of $109.5 million carrying value of our equity investment and $16.7 million of related party receivables, which are presently current. SPS’s wholly-owned subsidiary, Select Portfolio Servicing, services single-family residential mortgages and specializes in the resolution of nonperforming, subperforming, subprime, Alt-A, and home equity loans. SPS is headquartered in Salt Lake City, Utah and maintains servicing facilities in Salt Lake City, Utah and Jacksonville, Florida.

Established in 1989, Select Portfolio Servicing initially acquired subperforming and nonperforming loans for its own portfolio. It later began managing and resolving non-performing loans and servicing subprime products for third parties, transitioning itself to a third-party servicer of subprime, Alt-A and home equity products. As of December 31, 2004, Select Portfolio Servicing serviced approximately $22 billion in mortgages, compared to approximately $41 billion as of December 31, 2003. This significant decline in servicing was caused by heavy borrower prepayment of loans serviced by Select Portfolio Servicing, and loss of business to competitors due to ratings downgrades, combined with its inability to acquire new servicing business because of ratings downgrades. Select Portfolio Servicing’s ability to profitably acquire new servicing is limited by its “average” servicer ratings assigned to it by S&P and Moody’s. Several competitors of Select Portfolio Servicing hold servicer ratings of “above average.”

SPS utilizes various notes payable and lines of credit arrangements to finance servicing advances that it makes in the normal course of business and to finance the acquisition of mortgage servicing rights. These borrowing arrangements require repayment of the financed amount as servicing receivables are collected or in the case of mortgage servicing rights, using monthly amortizing payments not to exceed 18 months. Financing counterparties include various major investment banks and commercial lenders. SPS’ total notes payable, cash and cash equivalents and shareholders’ equity as of December 31, 2004 were $209.9 million, $30.4 million and $158.8 million, respectively. As of December 31, 2004, SPS owned $61.5 million of purchased mortgage servicing rights.

On January 19, 2005, we entered into a Summary of Terms with Credit Suisse First Boston (USA), Inc. (“CSFB”), DLJ Mortgage Capital, Inc., FSA Portfolio Management, Inc. (“FSA”), SPS and Select Portfolio Servicing that provides CSFB with an option, exercisable on or before July 31, 2005, to acquire 100% of the outstanding capital stock of SPS from PMI, FSA and the other shareholders of SPS.

In the event CSFB exercises the option, the aggregate purchase price for the capital stock of SPS will include a cash payment and contingent monthly payments payable thereafter until December 31, 2007. The cash payment would equal the consolidated book value of SPS on the month end preceding the exercise of the option (excluding mortgage servicing rights owned by Select Portfolio Servicing at such month end, other than those delivered by CSFB’s affiliate after November 30, 2004) plus $10 million. The contingent monthly payments would equal the positive monthly net cash flows on the mortgage servicing rights owned, and the subprime mortgage loans subserviced, by Select Portfolio Servicing (excluding the mortgage servicing rights delivered by CSFB’s affiliate). A final contingent payment would be due in an amount equal to the fair market value on December 31, 2007 of the expected remaining cash flows on the mortgage servicing rights owned by Select Portfolio Servicing (excluding the mortgage servicing rights delivered by CSFB’s affiliate).

Under the Summary of Terms, an affiliate of CSFB will sell mortgage servicing rights with an aggregate unpaid principal balance of $3.1 billion to Select Portfolio Servicing by June 30, 2005. In addition, if CSFB does not exercise the option to purchase SPS, an affiliate of CSFB will sell additional mortgage servicing rights with an aggregate unpaid principal balance of $3.0 billion to Select Portfolio Servicing by December 31, 2005.

Based on the transaction contemplated by the Summary of Terms, we recorded a realized capital loss relating to its investment in SPS of approximately $20.4 million on a pre-tax basis, or $13.3 million on an after-tax basis, for the fourth quarter of 2004.

Select Portfolio Servicing’s business is subject to extensive regulation, supervision and licensing by various state and federal agencies. On the federal level, Select Portfolio Servicing’s business is regulated by, among other statutes and regulations, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, RESPA, the Truth in Lending Act and the Home Ownership and Equity Protection Act of 1994. Select Portfolio Servicing is also subject to the laws of the states in which it is licensed as a mortgage servicer or debt collector relating to its practices, procedures and type and amount of fees it can collect from borrowers. For a discussion of litigation actions and regulatory matters facing SPS, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Other and—Risk Factors.

D.	Investment Portfolio

As of December 31, 2004, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $328.0 million and investments of $3.3 billion. In 2004, The PMI Group’s Board of Directors formed the Investment and Finance Committee of the Board of Directors to oversee our investment portfolio, including our unconsolidated subsidiaries, and to approve investment strategies and monitor investment performance of The PMI Group. The Investment and Finance Committee is also responsible for reviewing and approving any changes to The PMI Group, Inc. and Subsidiaries Investment Policy Statement, or the Policy, and Derivative Use Plan’s Foreign Exchange Policy Guidelines.

The U.S. companies included in the consolidated financial statements, or the U.S. Portfolio, held cash and cash equivalents and investments of $2.6 billion as of December 31, 2004. PMI manages the fixed income portion of the U.S. Portfolio internally, pursuant to the Policy. Since January 1, 2005, the 3.8% of the U.S. Portfolio invested in common stock of publicly-traded corporations is managed by Mt. Eden Investment Advisors. Prior to January 1, 2005, Weiss, Peck & Greer managed this portion of the U.S. Portfolio.

Pursuant to the Policy, the U.S. Portfolio is managed to achieve our overall objectives through the attainment of consistent, competitive after-tax total returns. The Policy strongly emphasizes providing a predictable, high level of investment income, while maintaining adequate levels of liquidity, safety and preservation of capital. Growth of capital and surplus through long-term market appreciation are a secondary consideration. The Policy provides that the realization of taxable capital gains will be minimized and that appropriate emphasis will be given to credit quality, price volatility, and diversification, for each investment category as well for the portfolio as a whole. As of December 31, 2004, based on market value and excluding cash and cash equivalents, approximately 88.8% of the U.S. Portfolio was invested in fixed income securities and approximately 7.3% was invested in equity securities. 96.8% of the fixed income investments were rated “A” or better by at least one nationally recognized securities rating organization, and of those, 55.6% were rated “AAA,” 30.3% were rated “AA,” and 14.1% were rated “A.” The U.S. Portfolio’s fixed income portfolio’s option-adjusted duration, including cash and cash equivalents, was 7.0 as of December 31, 2004.

Investments held by The PMI Group’s U.S. insurance subsidiaries are subject to the insurer investment laws of each of the states in which they are licensed. These statutes, designed to preserve insurer assets for the protection of policyholders, set limits on the percentage of assets that an insurer can hold in certain investment categories (e.g., under Arizona law, no more than 20% in equity securities) and with a single issuer (e.g., 10% under Arizona law).

PMI Australia’s and PMI Europe’s investments are subject to the investment policies adopted by their respective boards of directors and are managed by investment advisory firms under separate investment management agreements. We regularly review PMI Australia and PMI Europe’s investment strategies and performances. PMI Australia’s and PMI Europe’s boards of directors also review their respective investment portfolios on a quarterly basis. PMI Australia’s and PMI Europe’s investment policies specify that the portfolios must be invested predominantly in intermediate-term and high-grade bonds.

As of December 31, 2004, PMI Australia had $49.9 million in cash and cash equivalents and $751.5 million of investments which are managed by Deutsche Asset Management. The investment portfolio consists mainly of high-grade Australian currency-denominated fixed income securities issued by sovereign, semi-government, and corporate entities. At December 31, 2004, the portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.7. The entire Australian bond portfolio is investment grade rated. The portfolio also contains a small allocation of investments in Australian and New Zealand equity securities.

As of December 31, 2004, PMI Europe had $30.1 million in cash and cash equivalents and $199.2 million of investments which are managed by Morgan Stanley Investment Management Limited. The investment portfolio consists of Euro and British Pounds Sterling currency-denominated fixed income securities issued by sovereign, agency, and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 4.4 at December 31, 2004. PMI Europe’s portfolio did not contain investments in equity securities as of December 31, 2004.

Our unconsolidated strategic investments which have significant investment portfolios are as follows: FGIC, managed by BlackRock Financial Management and Wellington Management; CMG, managed by MEMBERS Capital Advisors, an affiliate of CUNA and RAM Re, managed by MBIA Asset Management. We review these entities’ investment portfolios and strategies on a quarterly basis. Through our representation on their boards of directors, we have a limited ability to influence their investment management decisions.

E.	Employees

As of December 31, 2004, The PMI Group, together with its wholly-owned subsidiaries and CMG, had 1,004 full-time and part-time employees, of which 757 persons performed services primarily for PMI, 209 were employed by PMI Australia, 10 were employed by PMI Europe, 4 were employed by Hong Kong and 24 performed services primarily for CMG. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 349 temporary workers and contract underwriters as of December 31, 2004.

Item 2.	Properties

We currently own approximately 140,000 square feet of office space in Walnut Creek, California for our home office. PMI leases offices throughout the United States. We conduct our international operations in leased facilities in Ireland, the United Kingdom, Italy, Australia, New Zealand and Hong Kong.

Item 3.	Legal Proceedings

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former insurance carriers for costs incurred by PMI, which exceeded $10 million, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. The insurance carriers counterclaimed against PMI to recover defense costs previously advanced to PMI in conjunction with the Baynham action in the amount of $1.2 million. In November 2002, PMI and its former insurance carriers filed competing motions for partial summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for partial summary judgment and granted the insurance carriers’ motion for partial summary judgment. On January 14, 2005, pursuant to PMI’s appeal of the District Court’s judgment, the United States Court of Appeals for the Ninth Circuit reversed the rulings of the District Court and remanded the case to the District Court with instructions to enter partial summary judgment in favor of PMI. (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case Nos. 03-15728 and 03-16007).

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of these actions or reviews is not expected to have a material effect on our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding our executive officers as of February 28, 2005.

W. ROGER HAUGHTON, 57, is Chairman of the Board and Chief Executive Officer of The PMI Group and Chairman of PMI. He brings more than 35 years of experience to his positions. Mr. Haughton joined us in 1985 from Allstate Insurance Company, where he held various underwriting positions since 1969. He became President and Chief Executive Officer of PMI in January 1993. He became President, Chief Executive Officer and a director of The PMI Group when The PMI Group went public in April 1995, and was elected Chairman of the Board in May 1998. A graduate of the University of California at Santa Barbara, Mr. Haughton holds a B.A. in economics. He is a past President of Mortgage Insurance Companies of America, the industry trade association. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations. Mr. Haughton was a member of the Board of Directors of Habitat for Humanity International. He serves on the board and is a former Chairman of Social Compact, a Washington D.C. organization dedicated to promoting revitalization of America’s inner cities. He is also on the executive committee and board of San Francisco’s Bay Area Council. Mr. Haughton is a trustee for the University of California at Santa Barbara, and he also serves on the policy advisory boards for both the Fisher Center for Real Estate & Urban Economics at the University of California at Berkeley and the School of Real Estate at the University of San Diego.

L. STEPHEN SMITH, 55, has been President and Chief Operating Officer of The PMI Group and PMI since September 1998, and has been Chief Executive Officer of PMI since January 2004. Prior thereto he was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with The PMI Group in January 1995. Prior thereto, he held various executive positions since 1991. Mr. Smith joined us in 1979. Mr. Smith is a member of our Board of Directors.

BRADLEY M. SHUSTER, 50, has been President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation since January 1, 2003. Prior thereto, he was Executive Vice President Corporate Development of The PMI Group and PMI since February 1999. Prior thereto he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior to joining PMI, he was an audit partner with the accounting firm of Deloitte & Touche LLP, where he was employed from January 1978 to July 1995.

VICTOR J. BACIGALUPI, 61, has been Executive Vice President—Chief Administrative Officer, General Counsel and Secretary of The PMI Group and PMI since February 2005. Prior thereto he was Senior Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since February 2003. Prior thereto he was Executive Vice President, General Counsel and Secretary of The PMI Group and PMI since August 1999, and Senior Vice President, General Counsel and Secretary of The PMI Group and PMI since November 1996. Prior to joining The PMI Group, he was a partner in the law firm of Bronson, Bronson & McKinnon LLP, San Francisco, California since February 1992.

DONALD P. LOFE, JR., 48, has been Executive Vice President of The PMI Group and PMI since January 2003 and has been Chief Financial Officer of The PMI Group and PMI since April 1, 2003. Prior to joining The PMI Group, Mr. Lofe was Senior Vice President, Corporate Finance for the CNA Financial Corporation from October 1998 until January 2003. From October 1991 until November 1998, Mr. Lofe was an audit partner with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

DANIEL L. ROBERTS, 54, has been Executive Vice President, Chief Information Officer of The PMI Group and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of The PMI Group and PMI since December 1997. Prior to joining The PMI Group, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined that company in

October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche LLP from July 1985 to December 1990.

DAVID H. KATKOV, 49, has been Executive Vice President, Sales, Field Operations and Product Development of PMI since February 2004. Prior thereto he was Executive Vice President, National Accounts and Product Development from February 2003 to February 2004 and Executive Vice President Product Development, Pricing, and Portfolio Management from August 2001 to February 2003. Mr. Katkov commenced his employment with PMI in 1992 and has held executive positions in marketing and related functions. Prior to joining PMI, Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

LLOYD A. PORTER, 45, has been Executive Vice President and Managing Director, International Mortgage Insurance of PMI and PMI Capital Corporation since August 2004. Prior thereto, he was Senior Vice President and Managing Director, International Markets since February 1999. Mr. Porter joined PMI in 1983 and has held a variety of positions relating to marketing and international operations.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The PMI Group is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol “PMI.” As of February 28, 2005, there were approximately 48 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended:

	2004			2003
	High	Low	Close	High	Low	Close
First quarter	$41.72	$35.82	$37.36	$32.25	$24.03	$25.55
Second quarter	$45.00	$37.40	$43.52	$31.90	$25.56	$26.84
Third quarter	$44.34	$38.04	$40.58	$36.21	$26.85	$33.75
Fourth quarter	$42.10	$36.11	$41.75	$39.38	$33.79	$37.23

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

Preferred Share Purchase Rights Plan

On January 13, 1998, The PMI Group adopted a Preferred Share Purchase Rights Plan, or the Rights Plan. Under the Rights Plan, all stockholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. However, rights issued under the Rights Plan will not be exercisable initially. The rights will trade with The PMI Group’s common stock and no certificates will be issued until certain triggering events occur. The Rights Plan has a ten year term from the record date, but The PMI Group’s Board of Directors periodically reviews the merits of redeeming or continuing the Rights Plan. Rights issued under the Rights Plan will be exercisable only if a person or group acquires 10% or more of The PMI Group’s common stock or announces a tender offer for 10% or more of the common stock. If a person or group acquires 10% or more of The PMI Group’s common stock, all rights holders except the buyer will be entitled to acquire The PMI Group’s common stock at a discount and/or, under certain circumstances, to purchase shares of the acquiring company at a discount. The Rights Plan contains an exception that would allow passive institutional investors to acquire up to a 15% ownership interest before the rights would become exercisable.

Payment of Dividends and Policy

The PMI Group has paid regular dividends on its common stock of:

•	$0.0450 per share in each quarter since the quarter ended June 30, 2004;

•	$0.0375 per share in each of the four quarters in the period from July 1, 2003 through June 30, 2004;

•	$0.0250 per share for each of the two quarters in the period from January 1, 2003 through June 30, 2003.

The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our consolidated operating results, overall financial condition and capital requirements, as well as general business conditions. The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. PMI’s ability to pay dividends or make distributions or returns of capital to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and the terms of our runoff support agreement with Allstate Insurance Company and capital support agreements with our subsidiaries. See Item 1, Section B.10. Regulation, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and—Risk Factors, and Item 8. Financial Statements and Supplementary Data—Note 16. Dividends and Shareholders’ Equity.

Stock Repurchases

On February 20, 2003, The PMI Group’s Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million. As of December 31, 2004, repurchases in the amount of $99,997,792 have occurred and in March 2005 we completed the remaining repurchases under this authorization.

The following table contains information with respect to common stock purchases made by or on behalf of the Company during the year ended December 31, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
01/01/04 – 01/31/04	—	N/A	—	$100,000,000
02/01/04 – 02/29/04	—	N/A	—	$100,000,000
03/01/04 – 03/31/04	—	N/A	—	$100,000,000
04/01/04 – 04/30/04	—	N/A	—	$100,000,000
05/01/04 – 05/31/04	730	$43.96	—	$100,000,000
06/01/04 – 06/30/04	13,273	$43.08	—	$100,000,000
07/01/04 – 07/31/04	—	N/A	—	$100,000,000
08/01/04 – 08/31/04	517,413	$40.49	516,100	$79,106,490
09/01/04 – 09/30/04	470,000	$40.03	470,000	$60,293,405
10/01/04 – 10/31/04	—	N/A	—	$60,293,405
11/01/04 – 11/30/04	825,000	$40.40	825,000	$26,967,252
12/01/04 – 12/31/04	665,629	$40.92	659,000	$2,208

Total	2,492,045	$40.63	2,470,100	$2,208

(1)	Includes 21,945 shares surrendered by employees in connection with the payment of costs associated with stock option exercises.
(2)	Stock repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The programs do not have an expiration date.

On February 17, 2005, The PMI Group, Inc. Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million. As of the date of this Report, $31.7 million of repurchases have occurred under this authorization.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, refer to The PMI Group’s 2005 Proxy Statement for its Annual Meeting for Stockholders, Executive Compensation—Equity Compensation Plan Information, which is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share data or otherwise noted)
Summary of Consolidated Operations
Net premiums written	$771,362	$876,001	$691,607	$600,288	$535,078	$471,135	$409,796	$372,113	$349,809	$271,320

Premiums earned	$770,399	$696,928	$676,857	$597,221	$530,378	$458,505	$411,922	$394,010	$359,527	$286,056
Net investment income	168,609	149,779	120,581	129,773	105,665	86,447	80,055	80,424	66,776	62,918
Equity in earnings (losses) from unconsolidated subsidiaries	83,554	4,597	44,225	18,788	11,880	7,061	3,225	1,455	1,547	(605)
Net realized investment gains	2,621	84	1,329	11	432	509	24,611	19,584	14,296	11,934
Realized capital loss on equity investment held for sale	(20,420)	—	—	—	—	—	—	—	—	—
Other income	33,473	40,333	39,126	28,643	8,309	15,825	20,335	7,949	6,948	4,705

Total revenues	1,038,236	891,721	882,118	774,436	656,664	568,347	540,148	503,422	449,094	365,008

Losses and loss adjustment expenses	237,282	209,088	157,575	108,830	100,992	111,678	135,097	150,366	150,643	110,963
Amortization of deferred policy acquisition costs	85,216	89,327	83,416	81,782	77,337	80,252	60,280	43,395	48,302	52,881
Other underwriting and operating expenses	204,695	175,693	144,877	128,730	95,317	81,847	73,365	58,520	30,343	23,476
Lease abandonment and relocation costs	—	—	12,183	—	—	—	—	—	—	—
Litigation settlement charge (refund)	(2,574)	—	12,222	—	—	—	—	—	—	—
Interest expense	34,626	20,815	17,654	15,218	10,361	8,705	7,181	6,907	941	47
Distributions on mandatorily redeemable preferred securities	—	3,676	4,030	7,604	8,309	8,309	8,311	7,617	—	—

Total losses and expenses	559,245	498,599	431,957	342,164	292,316	290,791	284,234	266,805	230,229	187,367

Income from continuing operations before income taxes	478,991	393,122	450,161	432,272	364,348	277,556	255,914	236,617	218,865	177,641
Income taxes from continuing operations	112,459	118,814	124,545	129,655	110,380	81,198	72,405	65,339	62,598	44,445

Income from continuing operations after income taxes	366,532	274,308	325,616	302,617	253,968	196,358	183,509	171,278	156,267	133,196

Income from discontinued operations before income taxes	5,756	26,893	20,628	14,694	9,518	12,531	11,033	6,249	4,595	2,900
Income taxes from discontinued operations	1,958	7,186	7,199	5,294	3,274	4,423	4,182	2,218	1,591	865

Income from discontinued operations after income taxes	3,798	19,707	13,429	9,400	6,244	8,108	6,851	4,031	3,004	2,035

Gain on sale of discontinued operations, net of income taxes of $16,536	29,003	—	—	—	—	—	—	—	—	—
Income before extraordinary items and cumulative effect of a change in accounting principle	399,333	294,015	339,045	312,017	260,212	204,466	190,360	175,309	159,271	135,231
Extraordinary gain on write-off of negative goodwill, net of income taxes of $408	—	5,418	—	—	—	—	—	—	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	—	—	(4,805)	—	—	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	7,172	—	—	—	—	—	—	—

Net income	$399,333	$299,433	$346,217	$307,212	$260,212	$204,466	$190,360	$175,309	$159,271	$135,231

Tax rate for continuing operations	23.5%	30.2%	27.7%	30.0%	30.3%	29.3%	28.3%	27.6%	28.6%	25.0%

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share data or otherwise noted)
U.S. Mortgage Insurance Operating Ratios
Loss ratio	36.8%	36.2%	24.5%	18.1%	19.0%	24.7%	32.8%	38.2%	41.9%	38.8%
Expense ratio (1)	28.5%	22.0%	25.3%	25.5%	26.7%	29.4%	25.5%	22.7%	18.6%	25.5%

Combined ratio	65.3%	58.2%	49.8%	43.6%	45.7%	54.1%	58.3%	60.9%	60.5%	64.3%

Consolidated Balance Sheet Data
Total assets	$5,145,967	$4,794,289	$3,517,049	$2,989,952	$2,392,657	$2,100,762	$1,777,870	$1,686,603	$1,509,919	$1,304,440
Reserve for losses and loss adjustment expenses	$364,847	$346,939	$333,569	$303,816	$287,088	$273,645	$206,132	$192,211	$190,425	$183,615
Long-term debt	$819,529	$819,543	$422,950	$422,950	$136,819	$145,367	$99,476	$99,409	$99,342	$—
Mandatorily redeemable preferred securities	$—	$—	$48,500	$48,500	$99,109	$99,075	$99,040	$99,006	$—	$—
Shareholders’ equity	$3,137,755	$2,784,029	$2,193,833	$1,786,688	$1,499,211	$1,217,268	$1,097,515	$1,061,180	$986,862	$870,503
Return on equity (2)	13.4%	12.3%	17.1%	18.5%	19.3%	17.7%	17.7%	17.2%	17.1%	17.2%

Shares Outstanding (3) (in thousands)
Basic at year end	94,025	95,162	89,943	89,163	88,620	89,404	90,836	97,384	103,529	105,030
Basic weighted-average	95,452	89,915	89,843	88,887	88,507	89,787	94,181	100,157	104,855	105,009
Diluted weighted-average	105,231	99,198	99,533	94,421	90,037	90,488	94,598	100,531	105,120	105,367

Per Share Data (3)
Book value	$33.37	$29.26	$24.39	$20.04	$16.92	$13.62	$12.08	$10.90	$9.53	$8.29
Basic net income	$4.18	$3.33	$3.85	$3.46	$2.94	$2.28	$2.02	$1.75	$1.51	$1.29
Diluted net income	$3.87	$3.09	$3.55	$3.28	$2.89	$2.26	$2.01	$1.75	$1.50	$1.29
Cash dividends declared	$0.17	$0.13	$0.10	$0.08	$0.08	$0.07	$0.07	$0.07	$0.07	$0.07

U.S. Mortgage Insurance Operations Operating and Statutory Data
Primary new insurance written (in millions)	$41,213	$57,301	$47,803	$46,235	$27,295	$28,733	$27,820	$15,307	$17,883	$14,459
New insured primary loans	260,641	381,249	332,234	335,213	206,493	219,038	211,161	119,190	142,900	119,631
Primary insurance in force (in millions)	$105,321	$105,241	$107,579	$109,158	$96,914	$86,729	$80,682	$77,787	$77,312	$71,430
Primary risk in force (in millions)	$25,658	$24,668	$25,188	$25,772	$23,559	$21,159	$19,324	$18,092	$17,336	$15,130
Insured primary loans	803,236	827,225	874,202	882,846	820,213	749,985	714,210	698,831	700,084	657,800
Persistency	60.9%	44.6%	56.2%	62.0%	80.3%	71.9%	68.0%	80.8%	83.3%	86.4%
Primary default rate	4.86%	4.53%	4.18%	2.86%	2.21%	2.12%	2.31%	2.38%	2.19%	1.98%
Statutory capital (4)	$2,839,885	$2,561,765	$2,192,712	$1,900,709	$1,617,519	$1,372,273	$1,193,899	$1,114,342	$988,475	$824,156
Statutory risk-to-capital ratio (4)	8.2:1	9.1:1	11.3:1	13.0:1	14.1:1	14.8:1	14.9:1	14.6:1	15.9:1	15.8:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. The 2004 expense ratio includes the litigation settlement refund. The 2002 expense ratio includes lease abandonment and relocation costs as well as the litigation settlement charge.
(2)	Return on equity is calculated using an average of the beginning and ending balances of shareholders’ equity for the respective calendar year.
(3)	Share data has been split-adjusted. In accordance with EITF No. 04-8, diluted earnings per share data have been retroactively adjusted from 2001 forward to reflect the dilutive effects of contingently convertible debt issued by the Company in 2001. See Item 8. Financial Statement and Supplementary Data—Note 3. New Accounting Standards for further discussion.
(4)	Statutory data is based on PMI Mortgage Insurance Co. information only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements in this document include discussions relating to the U.S. mortgage origination market in 2005, PMI’s persistency rate, the seasoning of PMI’s current insurance portfolio and its impact on losses and claims, PMI’s captive reinsurance agreements, PMI’s modified pool products and delegated underwriting program, contract underwriting services, our loss reserve assumptions and estimates, The PMI Group’s liquidity, the new Basel Capital Accord (Basel II), and regulatory developments in the U.S. and Australia and their possible impact on us.

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

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $254.5 million in 2004 and $245.5 million in 2003, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company.

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $99.9 million in 2004 and $78.6 million in 2003.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $60.7 million in 2004 and $10.4 million in 2003.

•

Other.    Our Other segment consists of our holding company and contract underwriting operations, equity in earnings (losses) from SPS Holding Corp., or SPS, and certain limited partnerships, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. On March 19, 2004, we completed the sale of APTIC, which generated

$115.1 million in cash proceeds and an after tax gain of $29.0 million. Accordingly, there were no results of operations related to APTIC in the last three quarters of 2004. Our Other segment generated a net loss of $15.8 million in 2004 and $35.1 million in 2003.

Our goal is to become a global provider of credit enhancement products across multiple asset and risk classes and to continue to diversify our product offerings beyond mortgage insurance, while at the same time expanding our mortgage insurance product offerings. The percentage of our consolidated revenues generated by our International Operations and Financial Guaranty segments increased to 25.0% in 2004, from 16.0% in 2003 and 10.1% in 2002.

Revenues and Expenses

Our revenues from continuing operations consist primarily of:

•	premiums earned on our U.S. and international mortgage insurance policies and credit enhancement products;

•	net investment income on our investment portfolios;

•	equity in earnings from our unconsolidated subsidiaries; and

•	other income, including fees from contract underwriting services.

Our revenues in 2004 were reduced by a realized capital loss on our equity investment held for sale.

Our expenses consist primarily of:

•	claims paid to policyholders, claims-related expenses and changes in reserves;

•	amortization of deferred policy acquisitions costs;

•	underwriting, acquisition and policy servicing costs, contract underwriting costs and remedies, and general administration and overhead expenses;

•	interest and financing expenses; and

•	income taxes.

Conditions and Trends Affecting our Business

Overview of 2004 Financial Results

Our consolidated net income was $399.3 million in 2004 compared to $299.4 million in 2003. Our consolidated net income from continuing operations in 2004 was $366.5 million and increased by 33.6% compared to 2003. (See Results of Operations table below.) The 2004 increase in consolidated income from continuing operations after taxes was primarily due to increases in 2004 in our equity in earnings from FGIC, premiums earned and net investment income, particularly from our International Operations, and the slight profitability of SPS in 2004 compared to its losses in 2003. The increases were partially offset by higher losses and loss adjustment expenses, or LAE, and other underwriting and operating expenses, primarily from U.S. Mortgage Insurance Operations, a $20.4 million (pre-tax) realized capital loss on our equity investment in SPS, and an increase in our interest expense as a result of long-term debt that we issued in the fourth quarter of 2003.

Approximately 16% of our consolidated total revenues in 2004 consisted of interest and dividend income associated with our consolidated investment portfolio of $3.3 billion. Accordingly, the performance of corporate and municipal bond and securities markets in the U.S., Australia and Europe can significantly affect our consolidated financial results. Our primary goal in managing our investment portfolios is to achieve a predictable level of income while maintaining adequate levels of liquidity and the preservation of capital. Growth of the portfolio and minimizing the realization of taxable gains are secondary considerations. A substantial portion of our consolidated investment portfolio consists of investment grade fixed income securities.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	Policy Cancellations and Persistency. Low interest rates in 2003 and 2004 resulted in heavy mortgage refinance activity and caused PMI’s policy cancellations to increase, which in turn negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, the percentage of insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 60.9% at December 31, 2004 compared to 44.6% at December 31, 2003. While interest rates remain at affordable levels, the improvement in PMI’s persistency rate at December 31, 2004 compared to December 31, 2003 resulted from a stabilization of mortgage interest rates and corresponding decline in refinance activity in 2004. If these trends continue in 2005, and particularly if mortgage interest rates increase, we believe that PMI’s persistency rate will continue to improve.

•	New Insurance Written (NIW). PMI’s NIW decreased by 28.1% in 2004 compared to 2003. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage, and private mortgage insurance markets. The sizes of the U.S. mortgage origination and private mortgage insurance markets decreased in 2004 compared to 2003 as a result of a decline in refinancing activity in 2004. We expect mortgage originations and refinance activity to decline and the percentage of purchase money mortgage transactions to increase in 2005 if U.S. mortgage interest rates remain stable or increase. Increased use of alternatives to private mortgage insurance, such as “piggyback,” “80/10/10” or “80/20” loans, also negatively affected the size of the private mortgage insurance market and PMI’s NIW in 2004. We believe that the use of such loans, which include a first mortgage lien with an LTV of 80% and a second mortgage lien of between 10% and 20%, has increased in the last three years and may continue to do so in 2005.

•	Credit and Portfolio Characteristics. PMI’s NIW and insurance in force in 2004 consisted of higher percentages of adjustable rate mortgages, or ARMs, Alt-A loans and high loan to value, or LTV, loans. We consider a loan Alt-A if it has a credit, or FICO, score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that PMI’s increases reflect the higher concentrations of ARMs, Alt-A and high LTV loans in the 2004 mortgage origination and private mortgage insurance markets. We believe that these market trends will continue in 2005, particularly if mortgage interest rates increase. We expect higher default and claim rates for ARMs, Alt-A and high LTV loans and incorporate these assumptions into our pricing and loss and claim estimates.

•

PMI’s Losses and Claims.    PMI’s claims paid including LAE increased by 8.6% in 2004 compared to 2003 primarily as a result of the aging of PMI’s insurance portfolio and higher claim rates associated with the portion of PMI’s portfolio that contains less-than-A quality (loans with FICO scores less than 620) and Alt-A loans. We expect a significant majority of PMI’s mortgage insurance claims with respect to its current portfolio to occur between the second and fourth years after loan origination. Approximately 85% of PMI’s insurance in force at December 31, 2004 was written after January 1, 2002. We expect PMI’s total losses and LAE to increase in 2005 compared to 2004 due to the seasoning of PMI’s insurance portfolio, particularly the 2003 book year which represents 36.1% of PMI’s primary insurance in force, the higher average loan size of PMI’s portfolio and higher claim rates associated with ARMs, Alt-A, high LTV and less-than-A quality loans. We expect that the impact of the seasoning of the 2003 and earlier book years on total losses and LAE will be greatest in 2005, with some continued impact in 2006. However, changes in economic conditions, including mortgage interest rates, U.S. unemployment and job creation, could significantly impact our total losses and LAE and our estimates. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

•	Captive Reinsurance. Captive reinsurance is a reinsurance product in which PMI shares some of its risk written on loans originated by certain lender-customers. In return, a portion of PMI’s gross premiums written is ceded to the captive reinsurance companies of those lender-customers. At December 31, 2004, 53.7% of PMI’s insurance in force was subject to captive reinsurance agreements, compared to 50.0% at December 31, 2003. The captive reinsurance activity was due to refinance activity in 2003 and 2004 resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW being generated by lenders with captive reinsurance agreements. We expect that the percentage of our insurance in force that involves captive reinsurance will increase in 2005.

•	Underwriting and Operating Expenses. The profitability of our business depends in part on our ability to control our underwriting and operating expenses. Our expense ratio, the ratio of underwriting expenses to net premiums written, in our U.S. Mortgage Insurance Operations segment has been adversely affected by lower persistency from historical levels, which has reduced PMI’s premiums written, and by the increased use of captive reinsurance, which decreases premiums written without fully offsetting decreases in underwriting expenses.

•	Regulatory and Legislative Environment. At any point in time, there are multiple proposals and initiatives for statutory and regulatory changes that may significantly affect the mortgage insurance industry as well as PMI’s business. We may also be impacted by changes in statutes and regulations affecting the GSEs, including changes to the risk-based capital rules and as a result of changes in the GSEs eligibility guidelines.

International Operations.    Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s NIW and insurance in force increased during 2004 compared to 2003, positively affecting consolidated premiums earned and net investment income. The increases in NIW and insurance in force were also positively affected by exchange rate fluctuations and favorable economic conditions in the Australian and New Zealand economies. PMI Australia’s mortgage insurance coverage is typically purchased with a single, lump-sum premium. Accordingly, policy cancellations do not negatively impact PMI Australia’s revenues, but rather decrease its overall claim risk and increase its net premiums earned. PMI Australia’s net income also continued to be positively impacted by the low level of reported defaults and decreases in its losses and LAE due to a strong housing market, low interest rates and low unemployment. We expect the rate of Australian home price appreciation to moderate in 2005. The Australian and New Zealand economies performed well in 2004 and PMI Australia’s results are closely tied to economic developments in those countries.

•	PMI Europe. PMI Europe’s net income and premiums earned increased in 2004 compared to 2003 primarily as a result of its fourth quarter 2003 acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal & Sun Alliance, or R&SA and the positive performance associated with PMI Europe’s various credit default swaps. Under the terms of the agreement, PMI Europe and R&SA share certain economic benefits if loss performance performs to certain target levels. Due to better than expected loss experience on the R&SA portfolio, we anticipate increased profit commission accruals in 2005. PMI Europe’s ability to expand its business in the U.K. and elsewhere in Europe depends on several factors. These factors include lender expectations of future mortgage losses and the degree to which PMI Europe’s products are accepted in Europe’s secondary mortgage market and recognized as a method to reduce capital requirements with respect to the New Basel Capital Accord (Basel II), which is expected to become applicable to European banks starting in 2007.

•	Foreign Currency Exchange Fluctuations. The performance of International Operations is subject to fluctuations in the exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. The change in the average foreign currency exchange rates from 2003 favorably impacted our 2004 International Operations net income by $10.2 million, primarily due to appreciation of the Australian dollar. This foreign currency translation impact is calculated using the year over year change in the average monthly exchange rates to the current period ending net income in the local currencies. In the second quarter of 2004, we purchased foreign exchange put options at a cost of $1.1 million to mitigate the negative effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2004. We entered into a similar foreign exchange put program in January 2005 at a pre-tax cost of $1.8 million.

Financial Guaranty.    Factors affecting the financial performance of our Financial Guaranty segment include:

•	FGIC Corporation. The significant portion of our 2004 net income derived from our Financial Guaranty segment was generated by equity in earnings from FGIC Corporation. Factors affecting FGIC Corporation’s financial performance include interest rate movements, which may generate refundings, the level of public financings, and FGIC’s ability to expand into new markets.

•	RAM Re. RAM Re’s net income increased in 2004 in comparison to 2003 primarily due to increases in premiums earned and investment income, offset by increases in underwriting and operating expenses and amortization of policy acquisition costs.

Other.    Factors affecting the financial performance of our Other segment include:

•	SPS (formerly Fairbanks Capital Holding Corp.). We recorded $0.4 million in equity in earnings relating to SPS in 2004 compared to a $17.7 million loss in 2003. In September 2003, SPS recorded $55.0 million (pre-tax) in charges in connection with its settlement of potential civil charges by the FTC and HUD, settlement of certain putative class action litigation, and estimated costs relating to certain state regulatory actions. In January 2005, we signed a Summary of Terms with Credit Suisse First Boston (USA), Inc., or CSFB, pursuant to which CSFB received an option to acquire 100% of our outstanding stock of SPS. Based upon the transaction, for the fourth quarter of 2004 we recorded an after tax $13.3 million realized capital loss on our equity investment in SPS, and classified our remaining carrying value in SPS as equity investment held for sale on our consolidated balance sheet. We will record future equity in earnings or losses from SPS in Other income.

•	Contract Underwriting Services. Due to a decline in refinancing activity and mortgage originations in 2004, our contract underwriting activities declined and associated revenue decreased to $26.1 million from $40.3 million in 2003. Allocated contract underwriting expenses to our Other segment also decreased to $26.1 million in 2004 from $44.3 million in 2003. Total contract underwriting expenses include monetary remedies provided to customers in the event we failed to properly underwrite a loan. Expenses associated with contract underwriting remedies, and accruals thereof, were $10.0 million in 2004 and $13.1 million in 2003.

•	Other Items Affecting this Segment. Our Other segment also includes net investment income, net income from discontinued operations, expenses related to corporate overhead including salaries, bonuses, interest expense and distributions on our mandatorily redeemable preferred securities, and the 2004 gain on sale of APTIC.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Consolidated Results

The following table presents our consolidated financial results for the years ended:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$770.4	$696.9	$676.9	10.5%	3.0%
Net investment income	168.6	149.8	120.6	12.6%	24.2%
Equity in earnings from unconsolidated strategic investments	83.6	4.6	44.2	—	(89.6)%
Net realized investment gains	2.6	0.1	1.3	—	(92.3)%
Realized capital loss on equity investment held for sale	(20.4)	—	—	—	—
Other income	33.4	40.3	39.1	(17.1)%	3.1%

Total revenues	1,038.2	891.7	882.1	16.4%	1.1%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	237.3	209.1	157.6	13.5%	32.7%
Amortization of deferred policy acquisition costs	85.2	89.3	83.4	(4.6)%	7.1%
Other underwriting and operating expenses	204.7	175.7	144.9	16.5%	21.3%
Lease abandonment and relocation costs	—	—	12.2	—	—
Litigation settlement charge (refund)	(2.6)	—	12.2	—	—
Interest expense and distributions on mandatorily redeemable preferred securities	34.6	24.5	21.7	41.2%	12.9%

Total losses and expenses	559.2	498.6	432.0	12.2%	15.4%

Income from continuing operations before income taxes	479.0	393.1	450.1	21.9%	(12.7)%
Income taxes from continuing operations	112.5	118.8	124.5	(5.3)%	(4.6)%

Income from continuing operations after income taxes	366.5	274.3	325.6	33.6%	(15.8)%
Income from discontinued operations before income taxes	5.8	26.9	20.6	(78.4)%	30.6%
Income taxes from discontinued operations	2.0	7.2	7.2	(72.2)%	—

Income from discontinued operations after income taxes	3.8	19.7	13.4	(80.7)%	47.0%
Gain on sale of discontinued operations, net of income taxes of $16.5	29.0	—	—	—	—

Income before extraordinary items and cumulative effect of a change in accounting principle	399.3	294.0	339.0	35.8%	(13.3)%
Extraordinary gain on write-off of negative goodwill, net of income taxes of $0.4	—	5.4	—	—	—
Cumulative effect of a change in accounting principle	—	—	7.2	—	—

Net income	$399.3	$299.4	$346.2	33.4%	(13.5)%

Diluted earnings per share	$3.87	$3.09	$3.55	25.2%	(13.0)%

Consolidated net income for 2004 increased by 33.4% over 2003 due primarily to increases in 2004 in premiums earned in our U.S. Mortgage Insurance Operations and International Operations, equity in earnings from FGIC Corporation of $61.6 million in 2004, and our 2004 gain on the sale of APTIC. These factors were partially offset by higher 2004 losses and LAE and other underwriting and operating expenses, primarily from

U.S. Mortgage Insurance Operations, and a realized capital loss on our equity investment in SPS in 2004. Consolidated net income for 2003 decreased by 13.5% compared to 2002, due primarily to a reduction in earnings from unconsolidated strategic investments, increases in losses and LAE and other underwriting and operating expenses primarily from U.S. Mortgage Insurance Operations.

Premiums earned represents the amount of premiums recognized as revenue for accounting purposes. The increase in premiums earned in 2004 over 2003 was attributable primarily to increases in premiums earned by our International Operations and U.S. Mortgage Insurance Operations. PMI Australia’s premiums earned increased as a result of growth in its business and the continued weakening of the U.S. dollar relative to the Australian dollar. U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of higher average premium rates in 2004 and the release of $14.5 million of unearned premiums to earned premiums in the second half of 2004. This release of unearned premiums was caused by loan cancellations reported in the third and fourth quarters of 2004 relating to a non-refundable, single premium policy executed in 2003. PMI Europe’s premiums earned increased in 2004 by approximately $7 million compared to 2003 primarily as a result of its acquisition of the R&SA mortgage insurance portfolio in the fourth quarter of 2003. The increase in consolidated premiums earned in 2003 over 2002 was attributable primarily to increases in PMI Australia’s premiums earned, offset by cumulative adjustments for ceded premiums of $8.4 million recorded in the fourth quarter of 2003 in our U.S. Mortgage Insurance Operations.

The increase in net investment income in 2004 over 2003 was due primarily to growth in our investment portfolio, partially offset by a decrease in our book yield related to our U.S. investment portfolio. Our investment portfolio grew primarily as a result of excess cash flows from operations and the sale of APTIC. The increase in net investment income in 2003 over 2002 was due to growth in our investment portfolio combined with adjustments to interest income related to accretion of discounts and call premiums. In 2003, our investment portfolio grew primarily as a result of excess cash flows from operations, partially offset by our investment in FGIC in December 2003.

As of December 31, 2004, our consolidated pre-tax book yield was 5.07% compared to 5.38% as of December 31, 2003. This decline reflects the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio. During the fourth quarter of 2003, we made adjustments to reflect the appropriate accounting treatment related to the accretion of discounts and call premiums on U.S. municipal bonds that had been refunded. The adjustment related to the periods 2000 through 2003 and included a reclassification of $5.2 million of net realized gains to interest income as well as a positive yield adjustment of $5.1 million to reflect the accretion of purchase discounts and call premiums. The net effects of these adjustments recorded in 2003 were an increase in net investment income of $10.3 million and a decrease in net realized investment gains of $5.2 million.

We account for our unconsolidated strategic investments and limited partnerships using the equity method of accounting. The increase in equity in earnings from our unconsolidated strategic investments in 2004 over 2003 was due primarily to our investment in FGIC Corporation in December 2003 and our resulting equity in earnings from FGIC Corporation of $61.6 million in 2004. The increase in equity in earnings from unconsolidated strategic investments in 2004 was also due to a small profit at SPS in 2004 compared to losses in 2003. Equity in earnings from SPS was $0.4 million in 2004, a change of $18.1 million from 2003. The losses in 2003 were largely a result of SPS charges of $55.0 million (pre-tax) in connection with its settlement of potential civil charges by the Federal Trade Commission, or FTC, and U.S. Department of Housing and Urban Development, or HUD, settlement of certain putative class action litigation, and estimated costs relating to certain state regulatory actions. Our proportionate share of the SPS charges was $19.1 million pre-tax and $17.8 million after tax.

Included in net realized investment gains and losses are impairment losses recognized for financial reporting purposes on certain securities that meet the definition of other-than-temporary impairment in our investment portfolio and other investments. Impairment losses were $0.2 million in 2004 compared to $0.5 million in 2003 and $6.9 million in 2002. In September 2003, we sold our ownership interests in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, collectively referred to as Truman, and incurred a $3.6 million loss which was included in net realized investment gains and losses.

In January 2005, we signed a Summary of Terms with CSFB, pursuant to which CSFB received an option to acquire 100% of our outstanding stock of SPS. Based upon the transaction, for the fourth quarter of 2004 we recorded a pre-tax realized capital loss on our equity investment held for sale (SPS) of $20.4 million and $13.3 million after tax.

The decrease in other income in 2004 compared to 2003 and 2002 was largely attributable to a decline in fees generated by our contract underwriting operations. Contract underwriting activity decreased during 2004 due to a decline in the refinance market. The results of our contract underwriting operations are included in our Other segment.

The increase in our losses and LAE in 2004 over 2003 was due primarily to higher claims paid in U.S. Mortgage Insurance Operations and a reserve reversal in the third quarter of 2003 in International Operations. The increase in losses and LAE in 2003 over 2002 was the result of an increase in claims paid in our U.S. Mortgage Insurance Operations and an increase in loss reserves for PMI Europe, partially offset by a reduction of loss reserves for PMI Australia.

The increase in other underwriting and operating expenses in 2004 over 2003 was due primarily to higher operating expenses in our U.S. Mortgage Insurance Operations, including recognition of expenses previously deferred as acquisition costs, higher compensation and related expenses and expenses related to PMI’s field operations restructuring. Increases in PMI Australia’s payroll and payroll-related expenses, primarily due to increased employee head-count, and profit and exchange commissions related to PMI Australia’s captive reinsurance arrangements also contributed to the increase in our consolidated other underwriting and operating expenses in 2004 compared to 2003. The increase in other underwriting and operating expenses in 2003 over 2002 was due largely to the increases in underwriting and operating expenses in our U.S. Mortgage Insurance Operations and PMI Australia and an increase in remedy expenses in our contract underwriting operations.

The increase in interest expense and distributions on mandatorily redeemable preferred securities in 2004 compared to 2003 was due to the inclusion of a full year’s interest expense on the equity units we issued in November 2003. The increase in interest expense in 2003 compared to 2002 was also due to the equity units.

Our income tax expense from continuing operations in 2004 decreased by 0.5% compared to 2003 primarily as a result of a decrease in the effective tax rate to 23.5% from 29.8%, offset by an increase in pre-tax income from continuing operations. The decrease in our effective tax rate was due primarily to an increase in equity in earnings from FGIC Corporation which is tax effected at a rate lower than the statutory federal income tax rate of 35.0% and our reversal of a $4.7 million tax contingency reserve established as a result of assessments received from the California Franchise Tax Board (“FTB”) for the years 1997 through 2000. The $4.7 million reversal is reflected as a reduction in the tax expense for 2004. The effective tax rate for 2004, excluding the reversal of the $4.7 million reserve, would have been 24.5%.

In October 2003, we entered into an agreement to sell our title insurance operations, APTIC, for $115 million in cash. In accordance with accounting guidance, the results of operations for APTIC were classified as discontinued operations beginning in the fourth quarter of 2003. In 2004, we recognized an after-tax gain of $29.0 million relating to the sale of APTIC on March 19, 2004. No results related to APTIC have been recorded in the consolidated statements of operations for the last three quarters of 2004.

We recognized an extraordinary after-tax gain of $5.4 million in 2003, which was our share of negative goodwill recognized by FGIC Corporation resulting from the application of purchase accounting adjustments. In 2002, we realized a $7.2 million gain relating to the remaining balance of negative goodwill originally recorded upon our acquisition of PMI Ltd in 1999.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments for the years ended:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions)
U.S. Mortgage Insurance Operations	$254.5	$245.5	$280.8	3.7%	(12.6)%
International Operations	99.9	78.6	48.4	27.1%	62.4%
Financial Guaranty	60.7	10.4	2.8	483.7%	271.4%
Other	(15.8)	(35.1)	14.2	(55.0)%	—

Consolidated net income	$399.3	$299.4	$346.2	33.4%	(13.5)%

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI Mortgage Insurance Co. and other U.S. mortgage insurance and reinsurance companies, collectively referred to as PMI. CMG Mortgage Insurance Company, CMG Mortgage Assurance Company and CMG Mortgage Reinsurance Company, collectively referred to as CMG, are accounted for under the equity method of accounting and their results are recorded as equity in earnings from unconsolidated strategic investments. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	2004	2003	2002	Percentage Change
				2004 vs. 2003	2003 vs. 2002
	(In millions)
Premiums earned	$634.0	$592.8	$611.1	7.0%	(3.0)%
Equity in earnings from unconsolidated strategic investments	$15.3	$13.6	$12.4	12.5%	9.7%
Losses and LAE	$233.2	$214.7	$149.9	8.6%	43.2%
Underwriting and operating expenses	$173.5	$151.1	$132.6	14.8%	14.0%
Lease abandonment and relocation costs	$—	$—	$9.3	—	—
Litigation settlement charge (refund)	$(2.6)	$—	$12.2	—	—
Net income	$254.5	$245.5	$280.8	3.7%	(12.6)%

Premiums written and earned—PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, a proportionate amount of PMI’s gross premiums written is ceded to these captive reinsurance companies. PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions)
Gross premiums written	$767.4	$847.2	$722.3	(9.4)%	17.3%
Ceded premiums, net of assumed	(155.3)	(136.4)	(97.2)	13.9%	40.3%
Refunded premiums	(14.0)	(25.7)	(16.1)	(45.5)%	59.6%

Net premiums written	$598.1	$685.1	$609.0	(12.7)%	12.5%

Premiums earned	$634.0	$592.8	$611.1	7.0%	(3.0)%

The decreases in gross and net premiums written in 2004 compared to 2003, and the increases in 2003 compared to 2002, were largely due to a non-refundable, $114 million single premium policy executed in 2003 pursuant to which PMI restructured the insurance coverage of certain loans under then-existing primary insurance policies. The decreases in gross and net premiums written in 2004 were offset by an increase in PMI’s average premium rate caused by higher percentages of polices with deeper coverage and policies on ARMs and high LTV loans, in 2004 than in 2003.

The increases in ceded premiums in 2003 and 2004 were driven primarily by increases in gross premiums written (excluding the $114 million single premium policy received in 2003), higher average premium rates and increasing percentages of primary insurance in force subject to captive reinsurance agreements. Primary insurance in force refers to the current principal balance of all primary insured mortgage loans as of a given date. As of December 31, 2004, 53.7% of primary insurance in force and 55.0% of risk in force were subject to captive reinsurance agreements, compared to 50.0% and 50.6% at December 31, 2003 and 43.1% and 43.4% at December 31, 2002, respectively. These increases are the result of a higher portion of new insurance written with customers with whom we have captive reinsurance agreements. We anticipate that higher levels of captive reinsurance cessions will continue to reduce PMI’s net premiums written and earned, and that PMI’s primary risk in force subject to captive reinsurance agreements will continue to increase as a percentage of total risk in force.

During the fourth quarter of 2003, we made cumulative adjustments to ceded premiums of $8.4 million pre-tax, which decreased premiums earned. The adjustments were made to reflect a more appropriate accounting treatment of captive reinsurance premium cessions related to the periods from 1998 through 2003.

Upon cancellation of certain insurance coverage, PMI refunds the portion of premiums that is unearned to the borrowers or servicers. The decrease in refunded premiums in 2004 compared to 2003 and the increase in 2003 compared to 2002 were due primarily to high levels of policy cancellations in 2003 resulting from refinance activities (see Insurance and risk in force below).

PMI’s premiums earned increased in 2004 compared to 2003 due primarily to an increase in PMI’s average premium rate in 2004 and the release of $14.5 million of unearned premiums to earned premiums in the second half of 2004. The release of unearned premiums to earned premiums was caused by reported loan cancellations relating to a non-refundable, single premium policy executed in 2003. To a lesser extent, the increase in premiums earned was due to higher levels of risk in force in 2004 compared to 2003. The increase in premiums earned in 2004 compared to 2003 was partially offset by an adjustment to PMI’s unearned premiums in the first quarter of 2003 that resulted in the recognition of $7.1 million of premiums earned. The decrease in premiums earned in 2003 compared to 2002 reflects higher levels of policy cancellations in 2003 as well as an increase in ceded premiums under captive reinsurance agreements.

Losses and LAE—PMI’s total losses and LAE represent claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. Claims paid including LAE includes amounts paid on primary insurance claims, pool insurance claims and LAE. PMI’s total losses and LAE and related claims data are shown in the following table.

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions, except percentages, number of primary claims paid and as otherwise noted)
Claims paid including LAE	$219.0	$204.6	$121.4	7.0%	68.5%
Change in net loss reserves	14.2	10.1	28.5	40.6%	(64.6)%

Total losses and LAE	$233.2	$214.7	$149.9	8.6%	43.2%

Number of primary claims paid	8,335	7,501	4,860	11.1%	54.3%
Average primary claim size (in thousands)	$23.2	$23.6	$19.9	(1.7)%	18.6%

Claims paid including LAE increased in 2004 compared to 2003 primarily as a result of increases in 2004 in the number of primary claims paid, partially offset by a decrease in the average primary claim size. The increase in the number of primary claims paid in 2004 was due to a number of factors, including the seasoning of our primary insurance portfolio and higher claim rates associated with the portion of PMI’s portfolio that contains less-than-A quality and Alt-A loans. (See Credit and portfolio characteristics, below.) The decrease in the average primary claim size in 2004 compared to 2003 was primarily the result of continued home price appreciation and PMI’s loss mitigation efforts. Primary claims paid increased to $193.2 million in 2004 compared to $176.9 million in 2003 and $101.3 million in 2002. Pool insurance claims paid increased to $19.4 million in 2004 from $18.0 million in 2003. Changes in net loss reserves increased in 2004 compared to 2003 due to an increase in PMI’s primary loans in default inventory.

Total losses and LAE represent management’s best estimate of our future claim payments and costs to process those claims relative to our current inventory of loans in default. As discussed above, the increase in total losses and LAE in 2004 compared to 2003 was a function of the seasoning of our primary insurance portfolio and higher claim rates associated with the less-than-A quality and Alt-A loans. We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination, and 85.0% of PMI’s insurance in force at December 31, 2004 was written after January 1, 2002. Accordingly, we expect PMI’s total losses and LAE in 2005 to be higher than 2004 as a result of the seasoning of the U.S. portfolio, particularly the 2003 book year which represents 36.1% of PMI’s primary insurance in force. In addition, to the extent we continue to have high levels of our insurance in force that are in or approaching their peak loss development years, total incurred losses may continue to increase from prior periods. However, estimates of total losses and LAE are derived primarily by notices of default which are impacted by economic conditions such as U.S. unemployment and job creation rates. Changes in economic conditions could significantly impact our total losses and LAE and our estimates. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

The increases in claims paid including LAE and total losses and LAE in 2003 compared to 2002 were due to increases in the average primary claim size, the percentage of delinquent loans going to claim, the total number of primary loans in default and the seasoning of our modified pool and bulk loans acquired in 2002 and 2003. The increase in the average primary claim size was the result of increases in the average principal balance of loans and deeper coverage amounts, principally on bulk loans which represented a larger percentage of all claims in 2003 than in 2002. Pool claims paid were $18.0 million in 2003 compared to $11.4 million in 2002. This increase was primarily due to the seasoning of PMI’s modified pool portfolio.

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

PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. PMI’s primary default data are presented in the table below.

				Percentage Change /Variance
	As of December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002
Primary policies in force	803,236	827,225	874,196	(2.9)%		(5.4)%
Flow loans in default	30,519	28,485	27,794	7.1%		2.5%
Bulk loans in default	8,535	8,960	8,743	(4.7)%		2.5%

Primary loans in default	39,054	37,445	36,537	4.3%		2.5%
Primary default rate	4.86%	4.53%	4.18%	0.33	pps	0.35	pps
Primary default rate for flow transactions	4.30%	3.89%	3.52%	0.41	pps	0.37	pps
Primary default rate for bulk transactions	9.19%	9.45%	10.37%	(0.26	)pps	(0.92	)pps

The increases to primary loans in default as of December 31, 2004 compared to 2003 and 2002 were primarily the result of the seasoning of PMI’s primary flow portfolio and weak economic conditions in 2003. The increase in PMI’s primary default rate from December 31, 2003 to December 31, 2004 was due to a decline in the number of primary insurance policies in force and an increase in primary flow loans in default. Bulk loans in default and the bulk default rate decreased in 2004 as a result of certain bulk loan transactions having experienced their peak loss development in prior periods. The default rates for bulk transactions at December 31, 2004, 2003 and 2002 remained higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and Alt-A loans in PMI’s bulk portfolio.

PMI’s modified pool default data are presented in the table below.

	As of December 31,
	2004	2003
Modified pool with deductible
Loans in default	8,689	8,226
Policies in force	121,899	132,557
Default rate	7.13%	6.21%

Modified pool without deductible
Loans in default	2,674	2,142
Policies in force	53,845	57,847
Default rate	4.97%	3.70%

Total modified pool
Loans in default	11,363	10,368
Policies in force	175,744	190,404
Default rate	6.47%	5.45%

The increase in the total modified pool default rate was driven by both an increase in modified pool loans in default due to the seasoning of the modified pool portfolio and a decrease in the number of modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and in some cases deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. PMI’s default rate for GSE Pool (see Traditional pool insurance below) at December 31, 2004 was 5.12% with 3,484 GSE Pool loans in default compared to a default rate of 3.60% with 3,870 loans in default as of December 31, 2003. Although GSE Pool loans in default declined slightly, the GSE Pool default rate increased due to a larger decline in the total number of loans insured.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions)
Amortization of deferred policy acquisitions costs	$72.1	$78.9	$76.5	(8.6)%	3.1%
Other underwriting and operating expenses	101.4	72.1	56.1	40.6%	28.5%
Lease abandonment and relocation costs	—	—	9.3	—	—
Litigation settlement (refund) charge	(2.6)	—	12.2	—	—

Total underwriting and operating expenses	$170.9	$151.0	$154.1	13.2%	(2.0)%

Policy acquisition costs incurred and deferred	$56.5	$84.2	$76.6	(32.9)%	9.9%

Policy acquisition costs consist of direct costs related to PMI’s acquisition, underwriting and processing of new insurance including contract underwriting and sales-related activities. These costs are initially deferred and amortized against related premium revenue for each policy year book of business. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW and can also be reduced by increased use of PMI’s electronic origination and delivery methods. Customer use of PMI’s electronic delivery options accounted for approximately 85% of PMI’s insurance commitments issued in its primary flow channel in 2004, compared to approximately 81% in 2003 and 74% in 2002.

The decrease in policy acquisition costs incurred and deferred in 2004 compared to 2003 was primarily the result of the decline in NIW in 2004 and the increase in electronic delivery in 2004. From December 31, 2003 to December 31, 2004, PMI’s deferred policy acquisition cost asset decreased by $15.7 million due primarily to the decline in NIW compared to prior periods and the increase in electronic delivery. Continued declines in the deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and that are recorded as expenses when incurred. The increase in other underwriting and operating expenses in 2004 compared to 2003 was due primarily to recognition of expenses previously deferred as acquisition costs, higher compensation and related expenses and expenses related to PMI’s field operations restructuring. The increase in 2003 compared to 2002 was due to increases in payroll and related expenses, depreciation and premium taxes.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $26.1 million in 2004, $44.3 million in 2003 and $46.1 million in 2002. The decline in allocated expenses in 2004 compared to 2003 was caused by a decrease in contract underwriting activity, which decreased primarily as a result of a decrease in refinancing activity and mortgage originations.

Ratios—PMI’s loss, expense and combined ratios are shown below.

	2004	2003	2002	Variance
				2004 vs. 2003	2003 vs. 2002
Loss ratio	36.8%	36.2%	24.5%	0.6 pps	11.7 pps
Expense ratio	28.5%	22.0%	25.3%	6.5 pps	(3.3) pps

Combined ratio	65.3%	58.2%	49.8%	7.1 pps	8.4 pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increases in the loss ratio in 2004 and 2003 were primarily driven by increases in total losses and LAE. PMI’s expense ratio is the ratio of underwriting and operating expenses to net premiums written. The increase in PMI’s total underwriting and operating expenses, discussed above, primarily drove the increase in PMI’s expense ratios in 2004. The decline in PMI’s expense ratio in 2003 was attributable partly to the increase in net premiums written specific to a large single premium policy written in the fourth quarter of 2003. The expense ratio in 2002 included $9.3 million of expenses related to the relocation of our headquarters and a $12.2 million charge related to a litigation settlement. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW—The components of PMI’s primary NIW are as follows:

	2004	2003	2002	Percentage Change
				2004 vs. 2003	2003 vs. 2002
	(In millions)
Primary NIW:
Primary NIW—flow channel	$36,257	$50,236	$44,650	(27.8)%	12.5%
Primary NIW—bulk channel	4,956	7,065	3,153	(29.9)%	124.1%

Total primary NIW	$41,213	$57,301	$47,803	(28.1)%	19.9%

The decrease in PMI’s primary NIW in 2004 was driven primarily by lower volumes in the residential mortgage origination and mortgage insurance markets and, to a lesser extent, to reduced opportunities for bulk insurance writings. The mortgage insurance market and PMI’s NIW in 2004 were negatively impacted by the use of alternative mortgage products not requiring mortgage insurance by lenders. The increase in primary NIW in 2003 was driven by higher volumes of residential mortgage originations and refinance activities due to the historically low interest rate environment.

Traditional pool insurance—Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs, or GSE Pool, and to the capital markets, or Old Pool. GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $0.1 billion at December 31, 2004, $0.5 billion at December 31, 2003 and $0.8 billion at December 31, 2002. Old Pool risk in force was $0.5 billion at December 31, 2004, $0.7 billion at December 31, 2003 and $0.9 billion at December 31, 2002.

Modified pool insurance—PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. In 2004, PMI wrote $0.2 billion of modified pool risk, compared to $0.4 billion in 2003 and $0.8 billion in 2002. The decrease in 2003 from 2002 was due to a reduction in demand by our principal customer for this product. Modified pool risk in force was $1.5 billion at December 31, 2004, $1.4 billion at December 31, 2003 and $1.2 billion at December 31, 2002.

Insurance and risk in force—PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of December 31,			Percentage Change /Variance
				2004 vs. 2003		2003 vs. 2002
	2004	2003	2002
	(In millions, except percentages)
Primary insurance in force	$105,321	$105,241	$107,579	0.1%		(2.2)%
Primary risk in force	$25,658	$24,668	$25,188	4.0%		(2.1)%
Pool risk in force	$2,408	$2,858	$3,128	(15.8)%		(8.6)%
Policy cancellations—primary	$41,133	$59,640	$46,588	(31.0)%		28.0%
Persistency—primary	60.9%	44.6%	56.2%	16.3	pps	(11.6	) pps

Primary insurance at the end of force in 2004 remained generally flat compared to 2003 although persistency did increase. The increase in persistency in 2004 was a result of the stabilization of interest rates during 2004. The increase in primary risk in force at December 31, 2004 compared to December 31, 2003 was the result of a higher percentage of policies with deeper coverage and higher persistency. The decreases in primary insurance in force and risk in force at December 31, 2003 compared to December 31, 2002 were primarily driven by higher policy cancellations. Low mortgage interest rates in 2003 and 2002 resulted in heavy mortgage refinancing activity, which caused PMI’s policy cancellations to increase and PMI’s policy persistency rate to decline.

Credit and portfolio characteristics—PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI considers a loan Alt-A if it has a FICO score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and bulk channel primary NIW for the years ended:

	2004		2003		2002
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$2,703	7%	$3,618	7%	$4,600	10%
Primary NIW—bulk channel	1,780	36%	2,501	35%	342	11%

Total primary NIW	$4,483	11%	$6,119	11%	$4,942	10%

Alt-A loan amounts and as a percentage of:
Primary NIW—flow channel	$7,304	20%	$4,984	10%	$3,106	7%
Primary NIW—bulk channel	1,204	24%	860	12%	1,083	34%

Total primary NIW	$8,508	21%	$5,844	10%	$4,189	9%

The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of primary risk in force for the years ended:

	2004	2003	2002
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	11%	12%	12%
Less-than-A quality loans with FICO scores below 575 *	3%	3%	3%
Alt-A loans	13%	9%	6%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and bulk channel primary NIW for the years ended:

	2004		2003		2002
	(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW—flow channel	$6,992	19%	$3,938	8%	$2,952	7%
Primary NIW—bulk channel	3,262	66%	1,481	21%	561	18%

Total primary NIW	$10,254	25%	$5,419	9%	$3,513	7%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW—flow channel	$4,418	12%	$3,250	6%	$1,733	4%
Primary NIW—bulk channel	337	7%	2,895	41%	87	3%

Total primary NIW	$4,755	12%	$6,145	11%	$1,820	4%

As shown in the tables above, PMI insured greater percentages of Alt-A loans, ARMs and high LTV loans in 2004 than in 2003. The percentage of PMI’s primary risk in force comprised of loans with LTV’s above 97% has increased from 2.8% as of December 31, 2002, to 8.6% as of December 31, 2003, and to 11.6% as of December 31, 2004. The percentage of ARMs included in PMI’s primary risk in force was 9.2% as of December 31, 2002, 9.6% as of December 31, 2003, and 14.5% as of December 31, 2004. We believe that these increases reflect higher concentrations of high LTV loans, ARMs and Alt-A loans in the 2004 mortgage origination private mortgage insurance markets. The higher concentration of high LTV loans is also, to a lesser extent, the result of changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and to the expansion of underwriting guidelines by lenders, the GSEs and PMI as a result of market outreach efforts. We believe that these market trends could continue in 2005.

We expect higher default rates and claim payment rates for high LTV loans, ARMs, less-than-A quality loans and Alt-A loans and incorporate these assumptions into our pricing. In 2004, PMI’s average premium rate increased primarily as a result of PMI’s primary portfolio containing higher percentages of ARMs and high LTV loans. PMI offers pre- and post-purchase borrower counseling to borrowers with high LTV loans in an effort to reduce the risk of default on those loans. PMI also believes that the structure of its modified pool products mitigates the risk of loss to PMI from the less-than-A quality loans and Alt-A loans insured by those products.

International Operations

International Operations includes the results of our Australian holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and operating subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, collectively referred to as PMI Australia; our Irish subsidiaries, PMI Mortgage Insurance Company Limited and TPG Reinsurance Company Limited, collectively referred to as PMI Europe; and PMI’s Hong Kong reinsurance revenues. Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	2004	2003	2002	Percentage Change
				2004 vs. 2003	2003 vs. 2002
	(USD in millions)
Premiums earned	$136.3	$104.0	$65.7	31.1%	58.3%
Losses, expenses and interest	$48.7	$25.2	$27.7	93.3%	(9.0)%
Net income	$99.9	$78.6	$48.4	27.1%	62.4%

International Operations’ net income increased in 2004 compared to 2003 primarily due to increases in PMI Australia’s and PMI Europe’s premiums earned and favorable currency exchange rate appreciation in both the Australian dollar and Euro versus the U.S. dollar. The increase in net income in 2003 compared to 2002 was primarily due to increases in PMI Australia’s and PMI Europe’s premiums earned, an $8 million reduction in loss reserves by PMI Australia in 2003, and favorable currency exchange rate appreciation in both the Australian dollar and Euro versus the U.S. dollar.

The change in the average foreign currency exchange rates from December 31, 2003 to December 31, 2004 favorably impacted our International Operations’ net income by $10.2 million, primarily due to the appreciation of the Australian dollar. This foreign currency translation impact is calculated using the year over year change in the average monthly exchange rate to the current year ending net income in the local currency. The change in the average foreign currency exchange rates from December 31, 2002 to December 31, 2003 favorably impacted our International Operations’ net income by $12.7 million, primarily due to the appreciation of the Australian dollar.

In the second quarter of 2004, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in 2004. The options expired ratably over the calendar year 2004 and had a net cost of $0.7 million (including realized gains).

PMI Australia

The table below sets forth the results of PMI Australia for the years ended:

	2004	2003	2002	Percentage Change
				2004 vs. 2003		2003 vs. 2002
	(USD in millions)
Net premiums written	$151.2	$127.8	$74.4	18.3%		71.8%

Premiums earned	$109.1	$85.0	$59.9	28.4%		41.9%
Net investment income	38.3	26.1	18.3	46.7%		42.6%
Other income	0.5	0.6	—	(16.7)%		—

Total revenues	147.9	111.7	78.2	32.4%		42.8%
Losses and LAE (reversal)	0.6	(8.2)	7.1	—		—
Underwriting and operating expenses	37.5	27.5	19.1	36.4%		44.0%
Income taxes	33.5	30.0	15.9	11.7%		88.7%

Total expenses	71.6	49.3	42.1	45.2%		17.1%

Income before cumulative effect of a change in accounting principle	76.3	62.4	36.1	22.3%		72.9%
Cumulative effect of a change in accounting principle	—	—	7.2	—		—

Net income	$76.3	$62.4	$43.3	22.3%		44.1%

Loss ratio	0.5%	(9.6)%	11.9%	10.1	pps	(21.5	)pps
Expense ratio	24.8%	21.6%	25.7%	3.2	pps	(4.1	)pps

The increase in PMI Australia’s net income in 2004 compared to 2003 was due primarily to increased premiums written and earned, higher investment income and the appreciation of the Australian dollar in 2004, offset by increased underwriting and operating expenses and the reserve reversal in 2003. The increase in PMI Australia’s net income in 2003 compared to 2002 was attributable to a decrease in losses and LAE and an increase in premiums written and earned. The average annual AUD/USD currency exchange rate was 0.7370 in 2004 compared to 0.6529 in 2003 and 0.5440 in 2002. The change in the average AUD/USD currency exchange rates from 2003 to 2004 and 2002 to 2003 favorably impacted PMI Australia’s net income by $8.7 million and $10.6 million, respectively. This foreign currency translation impact is calculated using the 2004 change in the average monthly exchange rate to the current year ending net income in the local currency.

In April 2004, PMI Australia purchased foreign currency put options for the purpose of hedging 2004 net income against a potential strengthening of the U.S. dollar relative to the Australian dollar. These options, with a total pre-tax cost of $1.0 million, expired at the end of 2004. PMI Australia recognized net losses of $0.6 million related to these purchased options in 2004. In January 2005, PMI Australia purchased foreign currency put options at a total pre-tax cost of $1.6 million for the purpose of hedging 2005 net income against a strengthening U.S. dollar.

Premiums written and earned—In addition to currency exchange rate appreciation, the increases in PMI Australia’s net premiums written and premiums earned in 2004 compared to 2003, and 2003 compared to 2002, were due to increases in NIW and insurance in force. These increases were attributable primarily to the strong overall mortgage origination market in Australia and New Zealand, as well as a reduction in the number of market participants underwriting mortgage insurance.

Net investment income—In addition to currency exchange rate appreciation, the increase in net investment income in 2004 compared to 2003 was due to the growth of PMI Australia’s investment portfolio and a higher pre-tax book yield. The increase in net investment income in 2003 compared to 2002 was attributable to the growth of the investment portfolio, offset by a decrease in the pre-tax book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, was $801.5 million at December 31, 2004 compared to $642.1 million at December 31, 2003 and $401.5 million at December 31, 2002. The growth was driven by positive cash flows from operations. The pre-tax book yield was 5.87% at December 31, 2004, 5.21% at December 31, 2003 and 6.06% at December 31, 2002. The increase in the pre-tax book yield in 2004 compared to 2003 was primarily due to the higher interest rate environment in 2004. The decrease in the pre-tax book yield in 2003 compared to 2002 was primarily due to the lower interest rate environment in 2003.

Losses and LAE—The increase in losses and LAE in 2004 compared to 2003 and the decrease in losses and LAE in 2003 compared to 2002 were largely due to an $8.0 million reduction in loss reserves in 2003, which resulted from our third quarter 2003 review of PMI Australia’s loss provisioning. See Critical Accounting Policies and Estimates below. PMI Australia has continued to experience low levels of claim payments and default rates attributable primarily to the current low interest rate environment, low unemployment levels and home value appreciation in Australia and New Zealand. PMI Australia’s default rate at December 31, 2004 was 0.11%, compared with 0.17% at December 31, 2003 and 0.30% at December 31, 2002.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2004 compared to 2003 was due primarily to higher levels of insurance in force and exchange rate fluctuations. The increase in 2003 compared to 2002 was due primarily to increases in payroll and related expenses, primarily due to increased employee head-count and profit and exchange commissions related to captive reinsurance agreements. Underwriting and operating expenses were also negatively affected by foreign currency exchange rate appreciation between 2002 and 2003.

Primary NIW and risk in force—PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force for the years ended:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(USD in millions)
Flow insurance written	$19,540	$19,383	$11,478	0.8%	68.9%
RMBS insurance written	14,669	6,044	3,045	142.7%	98.5%

Total primary NIW	$34,209	$25,427	$14,523	34.5%	75.1%

Primary insurance in force	$113,628	$87,909	$54,117	29.3%	62.4%
Primary risk in force	$103,135	$79,294	$48,747	30.1%	62.7%

The increase in primary NIW in 2004 compared to 2003 was driven primarily by RMBS insurance written and the appreciation of the Australian dollar relative to the U.S. dollar. The increase in primary NIW in 2003 compared to 2002 was driven by a reduction in the number of market participants that underwrite mortgage insurance from four to two, strong market activity in Australia and the appreciation of the Australian dollar. The increases in primary insurance in force and risk in force at December 31, 2004 compared to December 31, 2003 and December 31, 2002 were driven primarily by the volume of NIW during the past 24 months.

The significant increase in RMBS insurance written in 2004 compared to 2003 reflects increased securitization activity in the Australian market and the fact that there are only two market participants providing mortgage insurance for RMBS in the Australian market. Levels of activity in the Australian RMBS market can vary from quarter to quarter. Flow insurance written in 2004 increased slightly from 2003 due primarily to currency appreciation. The strong level of residential mortgage origination activity in 2003 moderated in 2004 primarily due to interest rate increases in late 2003 and home price appreciation, both of which have affected housing affordability.

PMI Europe

The following table sets forth the results of PMI Europe for the years ended:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(USD in millions)
Premiums earned	$20.9	$13.7	$2.1	52.6%	552.4%
Net investment income	9.4	5.5	0.9	70.9%	511.1%
Other income (loss)	6.8	(0.5)	—	—	—

Total revenues	37.1	18.7	3.0	98.4%	523.3%
Losses and LAE	3.5	2.6	0.5	34.6%	420.0%
Underwriting and operating expenses	7.0	3.2	0.9	118.8%	255.6%
Income taxes	9.3	1.9	0.1	389.5%	—

Total expenses	19.8	7.7	1.5	157.1%	413.3%

Net income	$17.3	$11.0	$1.5	57.3%	633.3%

The increases in PMI Europe’s net income in 2004 compared to 2003 and 2002 were primarily due to PMI Europe’s fourth quarter 2003 acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA and the positive performance associated with PMI Europe’s various credit default swaps.

The reported results of PMI Europe were favorably affected by the appreciation of the Euro in 2004. The average Euro/USD currency exchange rate was 1.2443 compared to 1.1329 in 2003 and 0.9461 in 2002. The changes in the average Euro/USD currency exchange rates from 2003 to 2004 and 2002 to 2003 favorably impacted PMI Europe’s net income by $1.5 million and $2.1 million, respectively. This foreign currency translation impact is calculated using the year over year change in the average monthly exchange rate to the current period ending net income in the local currency. In June 2004, PMI Europe purchased foreign currency put options for the purpose of hedging 2004 net income against a strengthening U.S. dollar relative to the Euro. These options, with a total cost of $0.1 million, expired at the end of 2004. PMI Europe recognized net losses of $0.1 million related to these purchased options. In January 2005, PMI Europe purchased foreign currency put options at a total pre-tax cost of $0.2 million for the purpose of hedging 2005 net income against a strengthening U.S. dollar.

Premiums earned—The increases in premiums earned in 2004 and 2003 were due primarily to the acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of R&SA in the fourth quarter of 2003. The portfolio covers approximately $15 billion of original insured principal balance. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million was unearned premium reserves. R&SA has also agreed to provide excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions.

Net investment income—PMI Europe’s net investment income consists primarily of interest income from its investment portfolio, and to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity and foreign currency exchange gains and losses when investments are sold. Net investment income increased in 2004 and 2003 due primarily to the growth of the investment portfolio. PMI Europe’s investment portfolio, including cash and cash equivalents, as of December 31, 2004 was $229.3 million, compared to $194.4 million as of December 31, 2003 and $94.2 million as of December 31, 2002. The growth of the investment portfolio from the previous year was primarily driven by cash received in connection with the R&SA portfolio acquisition, positive cash flows from operations and the appreciation of the Euro relative to the U.S. dollar. The pre-tax book yield remained constant at 4.5% at December 31, 2004 and 2003, and was 4.7% at December 31, 2002. PMI Europe incurred net realized investment gains of $0.5 million in 2004 compared with $0.5 million net realized investment gains in 2003, and $1.6 million net realized investment losses in 2002.

Other income—PMI Europe is currently a party to four transactions that are classified as derivatives. As of December 31, 2004, $6.6 million of deferred gains related to initial fair value were included in other liabilities and $1.3 million of accretion from deferred gains were included in other income in 2004. Subsequent changes in the value from prior periods, exclusive of accretion, of such derivative contracts resulted in $5.6 million of gains in 2004, which were included in PMI Europe’s other income. The primary driver related to these subsequent changes in derivative values was fewer claim payments than had been previously projected. We believe claim payments will increase in the future for certain of PMI Europe’s larger derivative contracts and have incorporated this assumption into cash flow models that are used to determine the fair value of these derivatives. PMI Europe’s German risk portfolio has exhibited more defaults than originally anticipated; however, ultimate losses on this portfolio to date have been lower than expected.

Losses and LAE—Losses and LAE performance in 2004 continued to be favorable. PMI Europe increased its loss reserves by $1.0 million in 2004 primarily as a result of additional reserves posted for non-derivative accounted credit default swap transactions. Claims paid totaled $1.0 million in 2004, $0.8 million in 2003, and no claims were paid in 2002.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2004 compared to 2003 and 2002 was due primarily to profit commission accruals due to better than expected claims experience on the R&SA portfolio and to increases in staff and costs associated with expansion efforts. Under the terms of PMI Europe’s agreement with R&SA with respect to the acquired mortgage insurance portfolio, PMI Europe and R&SA share certain economic benefits if the portfolio’s loss performance performs to certain target levels. Due to better than expected loss experience on the R&SA portfolio, we anticipate increased profit commission accruals in 2005.

Risk in force—As of December 31, 2004, PMI Europe had assumed $2.4 billion of risk on $25.1 billion of mortgages on properties in the United Kingdom, and $0.4 billion of risk on $9.3 billion of mortgages on properties in Germany and the Netherlands. As of December 31, 2004, $2.1 billion of PMI Europe’s $2.8 billion of assumed risk was first loss default.

Hong Kong

The following table sets forth PMI’s Hong Kong reinsurance revenues for the years ended:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(USD in millions)
Gross reinsurance premiums written	$12.4	$7.7	$5.9	61.0%	30.5%
Reinsurance premiums earned	$6.3	$5.3	$3.6	18.9%	47.2%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation, or HKMC. The increases in gross reinsurance premiums written and reinsurance premiums earned in 2004 and 2003 were due primarily to an increase in mortgage origination activity in Hong Kong. In July 2004, the HKMC began insuring, and PMI began reinsuring, residential mortgages with LTVs up to 95%. This product expansion has contributed to the growth in PMI’s gross reinsurance premiums written and earned in Hong Kong in 2004.

Financial Guaranty

The following table sets forth the results of our Financial Guaranty segment for the years ended:

				Percentage Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(USD in millions)
Equity in earnings from unconsolidated strategic investments:
FGIC Corporation	$61.6	$2.4	$—	—	—
RAM Re	6.2	4.1	4.2	51.2%	(2.4)%

Total equity earnings	67.8	6.5	4.2	943.1%	54.8%
Income taxes	7.1	1.5	1.4	373.3%	7.1%

Income before extraordinary item	60.7	5.0	2.8	—	78.6%
Extraordinary gain on write-off of negative goodwill, net of income taxes of $0.4	—	5.4	—	—	—

Net income	$60.7	$10.4	$2.8	483.7%	271.4%

We completed our acquisition of a 42.1% equity ownership interest in FGIC Corporation on December 18, 2003. Accordingly, our consolidated results of operations do not reflect any results of FGIC Corporation prior to

December 18, 2003. Our equity in earnings from FGIC Corporation for the period December 18 through 31, 2003 was $2.4 million (pre-tax), excluding an extraordinary gain of $5.4 million after tax related to our share of negative goodwill written off by FGIC in connection with purchase accounting adjustments. The increase in our net income from Financial Guaranty in 2003 compared to 2002 was attributable to our investment in FGIC Corporation and this extraordinary gain.

The table below shows the main components of FGIC Corporation’s 2004 results and 2003 results prior to, and after, our investment in FGIC Corporation on December 18, 2003.

	Year ended December 31, 2004	Period from December 18, 2003 through December 31, 2003	Period from January 1, 2003 through December 17, 2003	2003 Combined
	(In thousands)
Net premiums written	$313,878	$18,474	$247,560	$266,034
Net premiums earned	$174,949	$8,582	$141,749	$150,331
Net investment income	$98,002	$4,269	$112,619	$116,888
Net realized gains	$559	$—	$31,506	$31,506
Loss and loss adjustment expenses	$5,922	$236	$(6,757)	$(6,521)
Underwriting expenses	$68,149	$7,129	$52,017	$59,146
Policy acquisition costs deferred	$(32,952)	$(2,931)	$(23,641)	$(26,572)
Amortization of deferred policy acquisition costs	$2,038	$10	$15,563	$15,573
Interest expense	$14,927	$149	$—	$149
Goodwill write-off	$—	$—	$19,212	$19,212
Extraordinary gain	$—	$13,852	$—	$13,852
Net income	$156,880	$20,537	$174,628	$195,165
Preferred stock dividends	(16,348)	(627)	—	(627)

Net income available to common shareholders	$140,532	$19,910	$174,628	$194,538

Less: extraordinary gain	—	13,852

Net income available to common shareholders before extraordinary gain	$140,532	$6,058
PMI’s ownership interest in common equity	42.1%	42.1%

PMI’s proportionate share of net income available to common stockholders	59,108	$2,358
PMI’s proportionate share of management fees	2,484	—

Equity in earnings from FGIC Corporation	$61,592	$2,358

PMI’s proportionate share of extraordinary gain, net of taxes		$5,418

As a result of the sale of FGIC Corporation on December 18, 2003, purchase accounting adjustments were made to FGIC Corporation’s consolidated balance sheet as of December 18, 2003 and are reflected in its consolidated results of operations subsequent to that date. As a result of the effect of these adjustments being included in FGIC’s results, net income and other line items (as discussed below) may not be comparable period over period. All 2003 results discussed below refer to FGIC’s full-year, combined results.

Net premiums written and earned increased to $313.9 million and $174.9 million in 2004 compared to $266.0 million and $150.3 million in 2003, respectively. These increases were due primarily to FGIC’s increased public financing and, to a lesser extent, structured financing transactions in 2004. The increase in earned premiums in 2004 also was partially due to a purchase accounting adjustment of unearned premiums as of December 18, 2003 to reflect the fair value of the unearned premium reserve at acquisition, partially offset by a $9.4 million decrease in earned premiums in 2004 related to municipal bond refundings, calls and other accelerations.

Net investment income decreased to $98.0 million in 2004 from $116.9 million in 2003 primarily due to purchase accounting adjustments which increased the investment portfolio to fair value as of the acquisition date. This adjustment to FGIC’s investment portfolio resulted in a reduction of FGIC’s book yield to reflect current market rates as of the acquisition date. As of December 31, 2004, the book yield of FGIC’s investment portfolio was 3.5% and was comprised primarily of U.S. municipal bonds. The decrease in net investment income in 2004 was to a lesser extent also due to investment income lost as a result of a $284 million dividend paid by FGIC to GE Capital in 2003. There was also a significant reduction in net realized gains in 2004 versus 2003.

Loss and loss adjustment expenses increased in 2004 compared to 2003 due primarily to a reduction in reserves related to reserves taken prior to December 18, 2003.

Amortization of deferred policy acquisition costs decreased in 2004 to $2.0 million from $15.6 million in 2003 as a result of purchase accounting adjustments recorded as of December 18, 2003 which do not allow deferred acquisition costs to be acquired. The deferred policy acquisition cost asset was $71.4 million at December 31, 2002 compared to $2.9 million at December 31, 2003.

FGIC Corporation recorded interest expense of $14.9 million in 2004 related to $325.0 million in senior notes issued in 2004. The senior notes are due January 15, 2034, accrue interest at 6% per annum and are paid semiannually.

In 2003, FGIC Corporation recognized a $19.2 million impairment of its historical goodwill related to the goodwill established when FGIC Corporation was acquired by GE Capital. The impairment charge occurred prior to the acquisition date but was a direct result of GE Capital entering into an agreement to sell FGIC Corporation.

FGIC Corporation recorded a $13.9 million extraordinary gain as of December 18, 2003 related to negative goodwill. We recognized our proportionate share of FGIC Corporation’s extraordinary gain ($5.4 million net of tax) separately from equity in earnings from unconsolidated strategic investments.

The increase in equity in earnings from RAM Re in 2004 compared to 2003 was largely due to increases in premiums earned and investment income in 2004. The equity in earnings from RAM Re for 2003 were unchanged compared to 2002 as a result of RAM Re’s $6.0 million increase to its provisions for losses and $1.9 million of other-than-temporary impairment to its investment portfolio, offset by an increase in RAM Re’s premiums earned in 2003. In 2003, we invested $24.4 million of a total of $92 million of additional capital raised by RAM Re. Our ownership interest percentage as a result of this capital investment remained unchanged.

Other

The results of our Other segment include: other income and related operating expenses of MSC; investment income, interest expense and corporate overhead of The PMI Group; a realized capital loss on equity investment held for sale; equity in earnings (losses) primarily from SPS; and the results from and realized gain on sale of the discontinued operations of APTIC. Our Other segment results are summarized as follows:

	2004	2003	2002	Percentage Change
				2004 vs. 2003	2003 vs. 2002
	(In millions)
Net investment income	$19.3	$15.4	$19.1	25.3%	(19.4)%
Equity in earnings (losses) from unconsolidated strategic investments	$0.4	$(15.6)	$27.6	102.6%	—
Realized capital loss of equity investment held for sale (SPS)	$(20.4)	$—	$—	—	—
Other income	$26.1	$40.1	$38.5	(34.9)%	4.2%
Other operating expenses	$71.9	$83.2	$75.6	(13.6)%	10.1%
Interest expense and distributions on mandatorily redeemable preferred securities	$34.5	$24.3	$21.5	42.0%	13.0%
Income from discontinued operations, net of income taxes	$3.8	$19.7	$13.4	(80.7)%	47.0%
Gain on sale of discontinued operations (APTIC), net of income taxes	$29.0	$—	$—	—	—
Net income (loss)	$(15.8)	$(35.1)	$14.3	(55.0)%	—

The change in our Other segment’s net loss in 2004 compared to 2003 was primarily due to the gain on our sale of APTIC and equity in earnings from SPS in 2004, offset by a realized capital loss on SPS in 2004, reductions in income from APTIC in 2004, and reduced fee income from contract underwriting in 2004. The net loss of $35.1 million in 2003 compared to net income of $14.3 million in 2002 was primarily the result of losses at SPS and increases in contract underwriting remedy expenses, partially offset by increased net income from APTIC which was classified as discontinued operations due to its pending sale.

In January 2005, we signed a Summary of Terms with CSFB, pursuant to which CSFB has an option to acquire 100% of our outstanding stock of SPS. Based upon the transaction, we recorded an impairment write-down of $20.4 million as a realized capital loss on equity investment held for sale for the fourth quarter of 2004. As of December 31, 2004, our total investment in SPS was $126.2 million, consisting of $109.5 million carrying value of equity investment held for sale and $16.7 million of related party receivables which are current.

Equity in earnings from SPS was $0.4 million in 2004 compared to a $17.7 million loss and $22.4 million in earnings in 2003 and 2002, respectively. In September 2003, SPS recorded $55.0 million of charges in connection with the FTC and HUD settlement, settlement of certain putative class action litigation, and estimated costs relating to certain state regulatory actions, discussed below. Our proportionate share of such aggregate expenses was $19.1 million pre-tax and $17.8 million after tax. The decrease in equity in earnings in 2003 compared to 2002 was due primarily to SPS’ losses, our proportionate share of which was $17.7 million pre-tax in 2003.

As a result of rating agency downgrades in 2003, Select Portfolio Servicing was unable to be named as a primary servicer on newly issued RMBS transactions rated by Moody’s Investors Service, or Moody’s, and Standard & Poor’s Rating Service, or S&P. On April 28, 2004, Moody’s raised Select Portfolio Servicing’s servicer ratings from SQ4 (“below average”) to SQ3 (“average”). On May 7, 2004, S&P raised Select Portfolio Servicing’s servicer ratings from “below average” to “average.” While Select Portfolio Servicing is now able to be named as primary servicer on newly issued RMBS transactions rated by S&P and/or Moody’s, several of its competitors maintain servicer ratings that are higher than “average.” On March 4, 2005, Fitch upgraded Select

Portfolio Servicing’s servicer rating for Alt-A product to “RPS2-” from “RPS3,” its servicer rating for subprime and home equity products to “RPS2-” from “RPS3-” and its special servicing rating to “RSS2-” from “RSS3.” As of December 31, 2004, Select Portfolio Servicing serviced approximately $22 billion in mortgages, compared to approximately $41 billion as of December 31, 2003. This significant decline in servicing was caused by heavy borrower prepayment of loans serviced by Select Portfolio Servicing, and loss of business to competitors due to the ratings downgrades, combined with its inability to acquire new servicing business because of ratings downgrades.

Select Portfolio Servicing’s servicing practices have been the subject of investigations by the FTC, HUD, and the Department of Justice, as well as putative state and national class actions. In October 2003, the United States District Court for the District of Massachusetts approved a settlement that resolves the investigations by the FTC and HUD. In May 2004, the District Court approved a nationwide settlement that resolves claims raised in approximately 40 putative class action lawsuits. The FTC and HUD settlement provided for the implementation of a $40.0 million redress fund and certain changes to Select Portfolio Servicing’s servicing practices. In the second quarter of 2004, in exchange for a promissory note from SPS, and pursuant to our guarantee of approximately two-thirds of Select Portfolio Servicing’s obligations under a $30.7 million letter of credit, we provided to Select Portfolio Servicing $19.7 million of the $40.0 million redress fund established pursuant to the FTC and HUD settlement. In the third quarter of 2004, we exchanged the $19.7 million promissory note and accrued interest thereon for additional shares of SPS’s common stock. In the third quarter of 2004, we also received a subordinated promissory note with an original principal balance amount of $23.0 million in exchange for $23.0 million of subordinated participation interests in SPS held by us. As of December 31, 2004, this note had an outstanding balance of $16.6 million.

Other income, which was generated by MSC, decreased in 2004 compared to 2003 primarily due to a decline in contract underwriting activity related to lower mortgage origination and refinance volume. Other income increased in 2003 and 2002 due primarily to increased contract underwriting activity in connection with heavy mortgage originations and refinance volume.

Other operating expenses, which were incurred by MSC and The PMI Group, Inc., decreased in 2004 compared to 2003 primarily as a result of a decrease in contract underwriting expense allocation, offset by an increase in interest expense relating to monthly interest on the 13.8 million 5.875% equity units we issued in November 2003. Other operating expenses increased in 2003 compared to 2002 due to increased salary expense and other corporate overhead and contract underwriting remedies expenses.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity—The PMI Group’s liquidity is primarily dependent upon: (i) The PMI’s Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its debt, payments of dividends to shareholders, repurchases of its common stock, purchases of investments and capital investments in and for its subsidiaries. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy, and rating agency considerations. If we wish to provide additional capital to our existing operations, make new equity investments or increase our existing equity investments, we may need to increase the cash and investment securities held by The PMI Group.

Our ability to raise additional funds for these purposes will be dependent on our ability to access the debt or equity markets and/or cause our insurance subsidiaries to pay dividends, subject to rating agency and insurance regulatory considerations and risk-to-capital limitations.

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $441.2 million at December 31, 2004, compared to $307.9 million at December 31, 2003. In December of 2004, The PMI Group entered into a five-year $175 million revolving credit facility agreement that is expandable to $200 million at The PMI Group’s request subject to approval by the lenders. Also during 2004, we repurchased approximately $100 million of our common stock, completing the $100 million stock repurchase program authorized in 2003. In February 2005, our Board of Directors authorized an additional $100 million stock repurchase program. It is our present intention to maintain between $100 million to $150 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.

U.S. Mortgage Insurance Operations Liquidity—The principal uses of the U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. We believe that the U.S. Mortgage Insurance Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income.

International Operations Liquidity—The principal uses of the International Operations liquidity are the payment of operating expenses, claim payments, profit commission payments, taxes, and growth of its investment portfolio. We believe that the International Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of International Operations’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

In December 2004, the PMI Group entered into a five-year $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at the Company’s request subject to approval by the lenders. The credit facility contains certain financial covenants and restrictions, including a debt-to-capital ratio threshold and a risk-to-capital ratio threshold of 23 to 1. The PMI Group was in compliance with all debt covenants for the year ended December 31, 2004. There are no amounts outstanding related to this facility.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On June 23, 2004, the Director of the Arizona Department of Insurance approved PMI’s extraordinary dividend request of $150 million, and this dividend was paid to The PMI Group in July 2004. No further dividends may be paid by PMI prior to July 15, 2005 without the prior approval of the Director of the Arizona Department of Insurance. In addition, APTIC paid $13.0 million in dividends to The PMI Group in the first quarter of 2004 prior to our sale of APTIC.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of December 31, 2004, PMI’s risk-to-capital ratio was 8.2 compared to 9.1 at December 31, 2003 and 11.3 at December 31, 2002.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of FGIC. As described below, FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC’s Corporation’s certificate of incorporation, a stockholder agreement between The PMI Group and other investors in FGIC Corporation, and its 6.0% senior notes. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC Corporation is subject to commitments to the department that it will prevent FGIC from paying any dividends on its common stock for a period of two years from the date of the acquisition, or December 18, 2005, without the prior written consent of the department.

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

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Cash payments related to our reserves for losses and LAE as of December 31, 2004 shown below are estimates and may ultimately be greater or less than the amounts shown. They are based upon management’s best estimate from historical experience as well as current economic conditions. These estimates could vary significantly based on, among other things, changes to claim rates and claim sizes. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. Minimum rental payments under non-cancelable operating leases as well as the obligation recorded under capital leases are provided in the table below.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Reserves for losses and LAE	$219,171	$123,643	$20,095	$1,938	$364,847
Long-term debt obligations (1)	38,149	124,254	371,572	596,742	1,130,717
Capital lease obligations	137	—	—	—	137
Operating lease obligations	6,119	8,717	5,365	4,097	24,298
Purchase obligations	1,187	1,789	—	—	2,976

Total	$264,763	$258,403	$397,032	$602,777	$1,522,975

(1)	Includes $819.5 million of principal debt, $292.2 million of scheduled interest and $19.0 million of contract adjustment payments related to our equity units.

We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2004, the Company had committed to fund, if called upon to do so, $5.6 million of additional equity in certain limited partnership investments. This commitment to fund is excluded from the above table. Capitalized costs associated with software developed for internal use were $29.5 million in 2004 and $22.5 million in 2003. We expect to continue to invest in internally developed software.

Consolidated Investments:

Net Investment Income

The significant components of net investment income are presented in the following table.

	2004	2003	2002
	(In thousands)
Fixed income securities	$146,057	$135,162	$111,083
Equity securities	9,751	7,965	4,142
Short-term investments	15,389	7,920	7,235

Investment income before expenses	171,197	151,047	122,460
Investment expenses	(2,588)	(1,268)	(1,879)

Net investment income	$168,609	$149,779	$120,581

Net investment income increased in 2004 compared to 2003 primarily due to growth in our investment portfolio. Net investment income increased in 2003 compared to 2002 primarily due to growth in our investment portfolio and $10.3 million in pre-tax adjustments in 2003 to reflect the appropriate accounting treatment related to the accretion of discounts and call premiums on bonds that have been called for early redemption. Our pre-tax book yield was 5.07% at December 31, 2004, down from 5.38% at December 31, 2003, and 5.56% at December 31, 2002. The decreases reflect the lower interest rate environment. The decrease in the book yield for 2003 also reflects our higher cash positions in anticipation of our liquidity needs related to the FGIC acquisition.

Net Realized Investment Gains and Losses

The components of net realized investment gains and losses are presented in the following table.

	2004	2003	2002
	(In thousands)
Fixed income securities:
Gross gains	$1,910	$7,119	$16,944
Gross losses	(6,184)	(6,560)	(7,779)

Net gains (losses)	(4,274)	559	9,165
Equity securities:
Gross gains	6,607	7,274	7,986
Gross losses	(2,551)	(3,996)	(15,881)

Net gains (losses)	4,056	3,278	(7,895)
Short-term investments:
Gross gains	3,200	—	59
Gross losses	(361)	(289)	—

Net gains (losses)	2,839	(289)	59
Investments in unconsolidated subsidiaries:
Gross gains	—	363	—
Gross losses	—	(3,827)	—

Net losses	—	(3,464)	—

Net realized gains before income taxes	2,621	84	1,329
Income taxes	(917)	(28)	(465)

Total net realized gains after income taxes	$1,704	$56	$864

Net realized gains increased by $1.6 million after-tax in 2004 compared with 2003 and decreased $0.8 million after-tax in 2003 compared with 2002. The decrease of 2003 compared to 2002 was due mainly to a reduction in fixed income sales activity in 2003, partially offset by an $11.2 million increase in net gains pre-tax in our equities portfolio due to favorable market conditions during 2003. In addition, other-than-temporary impairment of our equity portfolio was $0.2 million in 2004 and $0.3 million in 2003, compared to $6.9 million in 2002. During 2003, we sold our ownership interest in Truman, an unconsolidated subsidiary, and recognized a realized capital loss of $3.6 million pre-tax. The $20.4 million pre-tax realized capital loss on equity investment held for sale (SPS) recognized in 2004 was separately classified in our consolidated statement of operations and was therefore not included in the above table.

Net Unrealized Gains and Losses

The change in net unrealized gains and losses net of deferred taxes are presented in the following table.

	2004	2003	2002
	(In thousands)
Fixed income securities	$4,006	$(9,138)	$52,785
Equity securities	3,174	17,964	(10,671)
Investments in unconsolidated subsidiaries	4,330	3,516	259
Short-term investments	(3,247)	(5)	2,625
Discontinued operations—APTIC	(1,317)	1,105	212

Change in net unrealized gains, net of deferred taxes	6,946	13,442	45,210
Net realized gains, net of income taxes	1,704	56	864

Total	$8,650	$13,498	$46,074

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of December 31, 2004 and 2003. Amounts shown under “Other” include the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2004
Fixed income securities:
U.S. municipal bonds	$1,739,894	$—	$9,843	$1,749,737
Foreign governments	—	510,810	—	510,810
Corporate bonds	11,331	400,663	228,963	640,957
U.S. government and agencies	8,448	—	3,962	12,410
Mortgage-backed securities	5,427	—	5,526	10,953

Total fixed income securities	1,765,100	911,473	248,294	2,924,867
Equity securities:
Common stocks	104,798	24,512	—	129,310
Preferred stocks	110,633	—	—	110,633

Total equity securities	215,431	24,512	—	239,943
Short-term investments	776	14,722	113,205	128,703

Total	$1,981,307	$950,707	$361,499	$3,293,513

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2003
Fixed income securities:
U.S. municipal bonds	$1,599,889	$—	$5,732	$1,605,621
Foreign governments	—	466,916	—	466,916
Corporate bonds	11,670	226,131	200,542	438,343
U.S. government and agencies	9,229	5,743	7,482	22,454
Mortgage-backed securities	9,879	—	10,971	20,850

Total fixed income securities	1,630,667	698,790	224,727	2,554,184
Equity securities:
Common stocks	97,254	19,474	—	116,728
Preferred stocks	111,070	—	—	111,070

Total equity securities	208,324	19,474	—	227,798
Short-term investments	10,776	13,027	—	23,803

Total	$1,849,767	$731,291	$224,727	$2,805,785

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At December 31, 2004, the fair value of these securities in our consolidated investment portfolio increased to $3.3 billion from $2.8 billion at December 31, 2003. The increase was primarily the result of positive cash flows from consolidated operations, a $41.3 million increase related to increases in foreign currency translation rates in our international operations from December 31, 2003 to December 31, 2004, our common stock and equity units’ offerings in the fourth quarter of 2003, and the proceeds from the sale of APTIC in the first quarter of 2004, partially offset by a decrease in unrealized gains in our portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, U.S. and foreign government bonds and corporate bonds. In accordance with SFAS No. 115, our entire investment portfolio is designated as available-for-sale and reported at fair value, and the change in fair value is recorded in accumulated other comprehensive income.

The following table summarizes the rating distributions of our consolidated investment portfolio as of December 31, 2004.

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
AAA or equivalent	60.7%	66.7%	10.4%	56.7%
AA	26.0%	14.8%	48.7%	25.4%
A	10.3%	14.9%	31.6%	14.0%
BBB	2.0%	3.2%	9.3%	3.2%
Below investment grade	1.0%	0.4%	—	0.7%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents the components of accumulated other comprehensive income:

	2004	2003	2002
	(In thousands)
Net income	$399,333	$299,433	$346,217
Change in unrealized gains on investments, net of deferred taxes of $1,793, $7,172, and $21,253	8,650	13,498	46,074
Reclassification of realized gains included in net income, net of tax	(1,704)	(56)	(864)
Change in currency translation gains	31,666	116,825	31,758

Other comprehensive income	$437,945	$429,700	$423,185

Our accumulated other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses in the current period earnings and currency translation gains and losses, net of deferred taxes.

Debt and Equity Financing

As of December 31, 2004, our consolidated shareholders’ equity was $3.1 billion. The carrying value of our long-term debt outstanding issued by The PMI Group at December 31 was as follows:

	2004	2003
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$360,000
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,543

The 3.00% Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,034,860 shares of common stock for an aggregate purchase price of $345.0 million. Contract adjustment payments are made on the stated value of the equity units at a rate of 2.875% per annum. Also in November 2003, we issued 5,750,000 shares of our common stock for an aggregate purchase price of approximately $220 million.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2006, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common stock over a specified period, provided that the shares of common stock to be issued are registered under the Securities Act, if required. On July 15, 2004, certain debenture holders required us to repurchase a nominal amount of the debentures. We have the option to redeem some or all of the debentures on or after July 15, 2006 for a price equal to the principal amount of the debentures plus any accrued and unpaid interest. In addition, the debentures may be converted into common stock at the debenture holder’s option, prior to stated maturity, if specified requirements are met (See Item 8. Financial Statements and Supplementary Data—Note 11. Long-Term Debt and Line of Credit). Due to the common stock conversion feature of these debentures, they satisfy the criteria for contingently convertible debt, or CoCo’s, according to EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. In 2004, we included the dilutive effect of CoCo’s in our consolidated dilutive earnings per share for all periods presented, which had no impact on our short- or long-term liquidity or capital resources.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On December 31, 2004, CMG’s risk-to-capital ratio was 13.0 to 1 compared to 13.4 to 1 as of December 31, 2003.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries, investment income derived from our investment portfolios and debt and equity financings by The PMI Group as described above. It is one of the goals of our cash management policy to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $390.5 million in 2004 compared to $558.7 million in 2003. The decrease was primarily due to a significant increase in unearned premiums in 2003, specifically related to premiums written of approximately $114 million in the fourth quarter of 2003 associated with the restructuring of certain existing U.S. primary insurance policies. The decrease in operating cash flows was also attributable to an increase in equity in earnings from unconsolidated subsidiaries. We expect future claim payments in 2005 to be higher than 2004 levels due to the continued seasoning of our insurance portfolio, specifically the 2003 book year.

Consolidated cash flows used in investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries, and capital expenditures, was $411.8 million in 2004 and $1,010.7 million in 2003. This decrease was due primarily to our investment in 2003 in FGIC of approximately $611 million.

Consolidated cash flows used by financing activities, including purchases and sales of investments, proceeds from issuance of long-term debt and equity, repayment of long-term debt, purchase of treasury stock and dividends paid to shareholders, was $79.4 million in 2004 compared to $528.7 million cash flows generated by financing activities in 2003. The decrease was due primarily to $100.0 million of repurchases of common stock in 2004 and proceeds in 2003 of $334.7 million from the issuance of long-term debt and $207.9 million from the issuance of common stock.

Off-Balance Sheet Arrangements

Under certain circumstances, when we make an underwriting error in the course of providing contract underwriting services to a customer, we issue to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error is discovered and is usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for any costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2004, we estimate that the total principal balance of indemnified loans was between approximately $70 million and $90 million. We believe a number of factors will cause our contingent liability with respect to these indemnifications to be significantly lower than this amount. These factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a small portion of the indemnified loans to default; (iii) loans in default may not cause our customers to incur losses due to home appreciation; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire. In 2004, we paid customers $1.4 million pursuant to loan indemnifications compared to approximately $2.5 million in 2003. These amounts are included in our expenses associated with contract underwriting remedies.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

	Insurer Financial Strength Ratings			Senior Unsecured Debt	Capital Securities
	PMI	PMI Australia (1)	PMI Europe	The PMI Group	PMI Capital I
S&P	AA (stable)	AA (stable)	AA (stable)	A (stable)	BBB+ (stable)
Fitch	AA+ (stable)	AA (stable)	AA (stable)	A+ (stable)	A (stable)
Moody’s	Aa2 (stable)	Aa2 (stable)	Aa3 (stable)	A1 (stable)	A2 (stable)

(1)	PMI Indemnity Limited is rated AA- (stable) by S&P, AA (stable) by Fitch, and Aa3 (stable) by Moody’s.

Any significant decreases in our ratings may adversely affect the ratings of FGIC Corporation and FGIC. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the stockholders agreement entered into in connection with the acquisition of FGIC Corporation provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, S&P, Fitch and Moody’s, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC Corporation, and our ability to increase our ownership interest in FGIC Corporation in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transaction. Any decrease in our ratings could also negatively impact PMI Australia’s and PMI Europe’s ratings, which could place them at a competitive disadvantage.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in regulatory conditions that may affect demand for mortgage insurance, competition, and the need for us to make capital contributions to our subsidiaries and underwriting and investment losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting policies involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in various possible outcomes of losses and LAE. Based on these scenarios and other considerations, our actuaries determine a reasonable range which assists in determining a best estimate. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of our actuarially determined range at December 31, 2004.

Changes in loss reserves can materially affect our consolidated net income. The process of reserving losses requires us to forecast the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment. In addition, different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of December 31, 2004 and 2003 on a segment and consolidated basis:

	As of December 31, 2004			As of December 31, 2003
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$300.0	$379.8	$338.6	$285.3	$362.9	$325.3
International Operations *	15.0	38.7	26.2	19.3	22.0	21.7

Consolidated loss and LAE reserves	$315.0	$418.5	$364.8	$304.6	$384.9	$347.0

*	International Operations includes loss and loss reserves for PMI Australia and PMI Europe. As of December 31, 2003, we had not established a range of loss reserves for PMI Europe, rather, we included the actual recorded reserve of $12.1 million in both the low and high range.

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of December 31, 2004, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $300.0 million to $379.8 million compared to $285.3 million to $362.9 million as of December 31, 2003. As of December 31, 2004 and 2003, PMI’s reserves for losses and LAE (gross of reinsurance recoverables) were $338.6 million and $325.3 million, respectively, which represented our best estimates and approximately the midpoints of the actuarial ranges of loss. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at December 31, 2004 and 2003 at the approximate mid-point of the actuarial range due to, among other reasons, our belief that PMI’s number of delinquencies, average claim rate and average claim size are currently less volatile relative to periods prior to 2003. We believe the midpoint of the range represents the most likely outcome related to future claim payments on loans currently in our default inventory.

Our current recorded loss reserve balance represents an increase of $13.3 million from PMI’s reserve balance of $325.3 million at December 31, 2003. Our increase to the reserve balance at December 31, 2004 was due primarily to our increase in primary loans in default and, to a lesser extent, the higher proportion of delinquencies developing into claims.

The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2004	2003	2002
	(In millions)
Balance at January 1,	$325.3	$315.7	$289.4
Reinsurance recoverables	(3.3)	(3.8)	(6.1)

Net balance at January 1,	322.0	311.9	283.3
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	239.1	218.3	235.0
Prior years	(5.9)	(3.6)	(85.2)

Total incurred	233.2	214.7	149.8
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(17.9)	(10.2)	(8.1)
Prior years	(201.1)	(194.4)	(113.1)

Total payments	(219.0)	(204.6)	(121.2)

Net balance at December 31,	336.2	322.0	311.9
Reinsurance recoverables	2.4	3.3	3.8

Balance at December 31,	$338.6	$325.3	$315.7

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $219.0 million, $204.6 million and $121.2 million for the periods ended 2004, 2003 and 2002, respectively, reflect amounts paid during the period presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $233.2 million, $214.7 million and $149.8 million for the periods ended 2004, 2003 and 2002, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. Within the total losses and LAE incurred line item are reductions to incurred related to prior periods of $5.9 million, $3.6 million and $85.2 million for the periods ended 2004, 2003 and 2002, respectively. The table below breaks down the 2004, 2003 and 2002 reductions in reserves by particular accident years.

					Changes in Incurred
	Losses and LAE Incurred				2004 vs. 2003	2003 vs. 2002	2002 vs. 2001
Accident Year	2004	2003	2002	2001
	(In millions)
1998 and prior	$—	$—	$—	$—	$(0.2)	$(1.0)	$(1.4)
1999	69.2	69.4	70.0	72.1	(0.2)	(0.6)	(2.1)
2000	102.4	103.6	101.4	97.6	(1.2)	2.2	3.8
2001	184.1	183.8	157.1	242.6	0.3	26.7	(85.5)
2002	213.4	204.1	235.0	—	9.3	(30.9)	—
2003	204.4	218.3	—	—	(13.9)	—	—
2004	239.1	—	—	—	—	—	—

Total					$(5.9)	$(3.6)	$(85.2)

The $5.9 million, $3.6 million and $85.2 million reductions in 2004, 2003 and 2002 over prior years, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $5.9 million reduction in prior years’ reserves during 2004 was due primarily to a reduction in the incurred but not reported estimate and to a lesser extent our reallocation of reserves between 2003 and 2002. The $3.6 million reduction in prior years’ reserves during 2003, respectively were due primarily to our reallocation of reserves between accident years combined with more favorable claim size and certain pool portfolio loss development trends. The $85.2 million reductions in prior years’ reserves during 2002 was due primarily to more favorable loss trends than expected compared to PMI’s historical loss experience, evidenced by lower claim amounts, a robust real estate market and strong home price appreciation.

The following table shows a breakdown of loss reserves by primary and pool insurance for the years ended:

	2004	2003
	(In thousands)
Primary insurance	$306,023	$292,531
Pool insurance	32,597	32,731

Total loss and LAE reserves	$338,620	$325,262

The following table shows a breakdown of loss reserves by loans in default, incurred but not reported, and cost to settle claims (LAE) for the years ended:

	2004	2003
	(In thousands)
Loans in default	$274,225	$259,863
Incurred but not reported	51,376	52,895
Cost to settle claims (LAE)	13,019	12,504

Total loss and LAE reserves	$338,620	$325,262

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the December 31, 2004 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17 million; (ii) for every 5% change in our estimate of the future cost of claims settlement as of the December 31, 2004, the effect on pre-tax income would be approximately $1 million.

These sensitivities are hypothetical and should be viewed in that light. For example, the relationship of a change in assumption relating to future average claim size, claim rate or cost of claims settlement to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the loss and LAE reserves is calculated without changing any other assumption. Changes in one factor may result in changes in another which might magnify or counteract the sensitivities. Changes in factors such as persistency or cure rates can also affect the actual losses incurred. To the extent persistency increases and assuming all other variables remain constant, the absolute dollars of claims paid will increase as insurance in force will remain in place longer, thereby generating a higher potential for future incidences of loss. Conversely, if persistency were to decline, absolute claim payments would decline. In addition, changes in cure rates would positively or negatively affect total losses if rates increases or decreased, respectively.

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, claims handling expenses and net expected future claim recoveries. These assumptions are evaluated in light of the same factors used by PMI. As of December 31, 2004, the actuarial range for PMI Australia’s reserves for losses and LAE ranged from $6.7 million to $9.3 million. As of December 31, 2004, PMI Australia’s reserves for losses and LAE were $9.8 million, which represented our best estimate and a decrease of $0.4 million from PMI Australia’s reserve balance of $10.2 million at December 31, 2003. The $0.4 million reduction in PMI Australia’s reserves for losses and LAE since December 31, 2003 was due primarily to the release of reserves as a result of favorable economic conditions and claims experience. In recording reserves in Australia slightly above the high end of the actuarial range of loss, we were influenced in part by our belief that the recent extremely low loss rates experienced by PMI Australia are not sustainable in the future as its current loans in default ultimately go to claim. We also place significant emphasis on interest rate forecasts which indicate future rate increases. Additionally, we expect on an on-going basis to record reserves above the actuarial midpoint due to Australian insurance regulations requiring higher confidence levels for reserve balances.

Our actuaries calculated a range for PMI Europe’s loss reserves at December 31, 2004 of $8.2 million to $29.3 million. PMI Europe’s loss reserves at December 31, 2004 were $16.4 million, which represented management’s best estimate and an increase of $4.3 million from December 31, 2003. The increase in reserves over 2003 was due primarily to credit default swaps accounted for under insurance accounting. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through a derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information.

The following table shows a breakdown of International Operations’ loss and LAE reserves for the years ended:

	2004	2003
	(In thousands)
Loans in default	$14,912	$11,049
Incurred but not reported	9,964	9,607
Cost to settle claims (LAE)	1,348	1,018

Total loss and LAE reserves	$26,224	$21,674

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2004	2003	2002
	(In millions)
Balance at January 1,	$21.7	$17.8	$14.4
Reinsurance recoverables	—	—	—

Net balance at January 1,	21.7	17.8	14.4
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	9.3	9.8	11.1
Prior years (1)	(5.2)	(15.4)	(3.5)

Total incurred	4.1	(5.6)	7.6
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.5)	(0.6)	(1.5)
Prior years	(1.4)	(2.7)	(4.4)

Total payments	(1.9)	(3.3)	(5.9)

Acquisitions of insurance portfolio and wholly-owned subsidiary	—	7.9	—
Foreign currency translations	1.3	4.9	1.7

Net balance at December 31,	25.2	21.7	17.8
Reinsurance recoverables	1.0	—	—

Balance at December 31,	$26.2	$21.7	$17.8

(1)	The reductions in losses and LAE incurred relating to prior years of $5.2 million, $15.4 million and $3.5 million in 2004, 2003 and 2002, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last three years.

Investment Securities

Other-Than-Temporary Impairment—We have a formal committee review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

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

If we believe a decline in the value of a particular investment is temporary and we have the ability and intent to hold to recovery, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholder’s equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. Other-than-temporary declines in the fair value of the investment portfolio were $0.2 million in 2004 and $0.3 million in 2003.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$18,195	$(345)	$—	$—	$18,195	$(345)
Foreign governments	5,215	(29)	18,930	(231)	24,145	(260)
Corporate bonds	122,416	(1,693)	28,639	(736)	151,055	(2,429)
U.S. government and agencies	243	(2)	48	(1)	291	(3)

Total fixed income securities	146,069	(2,069)	47,617	(968)	193,686	(3,037)
Equity securities:
Common stocks	3,286	(240)	399	(10)	3,685	(250)
Preferred stocks	27,077	(479)	—	—	27,077	(479)

Total equity securities	30,363	(719)	399	(10)	30,762	(729)

Short-term investments	98,204	(1,796)	—	—	98,204	(1,796)

Total	$274,636	$(4,584)	$48,016	$(978)	$322,652	$(5,562)

Unrealized losses related to fixed income securities were primarily due to an increase in interest rates during 2004. They are not considered to be other-than-temporarily impaired as we have the intent and ability to hold the investments until they recover in value or mature. The remaining unrealized losses do not meet the criteria established in our policy and as such are not considered impaired.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2004 in relation to the total of all fixed income securities with an unrealized loss by contractual maturities.

	Percent of Market Value	Percent of Unrealized Loss	Number of Items
Due in one year or less	4.8%	0.2%	6
Due after one year through five years	54.4%	46.1%	32
Due after five years through ten years	24.6%	28.2%	9
Due after ten years	16.2%	25.5%	11

Total fixed income securities	100.0%	100.0%	58

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earning cycle for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 19.0% and 27.8% of gross premiums written from mortgage insurance in 2004 and 2003, respectively, and come predominantly from PMI Australia in our International Operations segment with the exception of a large single premium policy written in the fourth quarter of 2003 in our U.S. Mortgage Insurance Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The earnings pattern calculation is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected to each Book Year as appropriate.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development by type of insurance contract. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that the recoverability of the deferred costs is not probable. Generally, in order for policy cancellations to create an impairment of policy acquisition costs related to our monthly and annual products, we estimate that, due principally to scheduled amortization, our annual cancellation rate would need to exceed 60% before it would become probable that deferred policy costs associated with PMI’s monthly and annual premium policies would not be recoverable. Since 1993, PMI’s highest annual cancellation rate was 56% which occurred in 2003. No impairment for monthly or annual policies was recognized for that year. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process, specifically related to single premium policies, on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Impairment Analysis of Investments in Unconsolidated Subsidiaries

Periodically, or as events dictate, we evaluate potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in our consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of our ownership interests of unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

As of December 31, 2004, our total investment in SPS was $126.2 million and consisted of $109.5 million book value of our equity investment and $16.7 million of related party receivables which are presently current. Included in the $109.5 million carrying value of SPS is a $6.5 million component of goodwill which represents the excess of our cost basis over our ownership percentage of SPS’s net book value as of December 31, 2004. Pursuant to the Summary of Terms with CSFB described above, the remaining balance of our $16.7 million related party receivable will be payable in full at closing if CSFB exercises its option to purchase our shares in SPS. In the event CSFB exercises its option, we expect, based on December 31, 2004 book values, to receive $69.7 million in cash at closing exclusive of our related party receivable. The remaining carrying value of SPS of $39.8 million would be received over time through 2007 with cash flows generated from certain mortgage servicing assets held by SPS. To the extent the net book value of SPS changes prior to CSFB exercising its option or the carrying value of SPS changes post-closing, the above cash flows could increase or decrease.

RISK FACTORS

If the volume of low down payment home mortgage originations declines or if the number of mortgage loans originated that may be purchased by the GSEs declines, the amount of insurance that PMI writes could decrease, which could result in a decrease our future revenue.

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

The GSEs are the principal beneficiaries of PMI’s mortgage insurance policies and a decline in the number of low down payment mortgage loans originated that are purchased or securitized by the GSEs could adversely affect PMI’s revenues. The GSEs’ loss of market share in 2004 was due in part to a higher percentage of ARMs, loans with interest only payments and less-than-A quality loans originated in 2004 compared to 2003. Such loans are generally either retained by loan originators and not sold to the GSEs or are placed in mortgage-backed securities that are privately issued and not guaranteed by the GSEs.

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

If mortgage lenders and investors select alternatives to private mortgage insurance, such as piggyback loans, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.

Mortgage lenders have been increasingly structuring mortgage originations to avoid private mortgage insurance, primarily through the use of piggyback, 80/10/10 or 80/20 loans. Such mortgages are structured to include a first mortgage with an 80% loan-to-value ratio and a second mortgage with a loan-to-value ratio ranging from 10% to 20%. Over the past several years, the volume of these loans, or variations thereof, as alternatives to loans requiring mortgage insurance, has increased significantly and may continue to do so for the foreseeable future.

Other alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration, or VA;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank, or FHLB;

•	lenders and investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and

•	investors using credit enhancements as a partial or complete substitute to private mortgage insurance.

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

The risk-based capital rule applicable to the GSEs may allow large financial entities such as banks, financial guarantors, insurance companies and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Our consolidated financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance. See also “Legislation and regulatory changes, including changes impacting the GSEs, could significantly affect PMI’s business and could reduce demand for private mortgage insurance” and “The implementation of new eligibility guidelines adopted by Fannie Mae could harm our profitability and reduce our operational flexibility,” below.

PMI reinsures a portion of its mortgage insurance default risk with lender-affiliated captive reinsurance companies, which reduces PMI’s net premiums written.

An increasing percentage of PMI’s insurance in force has been generated by customers with captive reinsurance companies, and we expect that this trend will continue. Because a number of our major customers have made the business decision to participate in the mortgage business by establishing reinsurance companies, we believe that if PMI did not offer captive reinsurance agreements, PMI’s competitive position would suffer. Captive reinsurance agreements negatively impact PMI’s net premiums written, and negatively impact the yield that we obtain on net premiums earned for customers with captive reinsurance agreements.

Economic factors have adversely affected and may continue to adversely affect PMI’s loss experience.

PMI’s loss experience has increased over the past year and could continue to increase as a result of: national or regional economic recessions; declining values of homes; higher unemployment rates; higher levels of consumer credit; deteriorating borrower credit; interest rate volatility; war or terrorist activity; or other economic factors.

PMI’s loss experience may increase as PMI’s policies continue to age.

We expect the majority of claims on insured loans in PMI’s current portfolio to occur during the second through the fourth years after loan origination. Primary insurance written from the period of January 1, 2001 through December 31, 2003 represented 57.8% of PMI’s primary risk in force as of December 31, 2004. Accordingly, a significant majority of PMI’s primary portfolio is in, or approaching, its peak claim years. In addition, PMI’s 2003 book of business represents 36.1% of its insurance in force as December 31, 2004 and we believe that it will enter its peak claim year in 2005 with some continued impact in 2006. We believe PMI’s loss experience may increase as PMI’s policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations would be harmed.

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

We could be affected by economic downturns in specific regions of the United States where a large portion of PMI’s business is concentrated. As of December 31, 2004, 10.0% of PMI’s primary risk in force was located in Florida, 7.2% was located in Texas and 6.8% was located in California. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas of the U.S. As of December 31, 2004, 16.4% of PMI’s policies in force related to loans located in Wisconsin, Michigan, Illinois, Indiana and Ohio. Collectively these states experienced higher default rates in 2004 than other regions of the U.S.

The premiums PMI charges for mortgage insurance on less-than-A quality loans and Alt-A loans, and the associated investment income, may not be adequate to compensate for future losses from these products.

PMI’s insurance written includes less-than-A quality loans and Alt-A loans. The credit quality, loss development and persistency on these loans can vary significantly from PMI’s traditional A quality loan business. For example, PMI’s primary bulk portfolio is experiencing higher delinquency and claims rates, and higher average claims paid amounts, than PMI’s primary flow portfolios due, in part, to the higher concentration of less-than-A quality and Alt-A loans in the bulk portfolio. We expect that PMI will continue to experience higher default rates for less-than-A quality and Alt-A loans than for its A quality loans. We cannot be sure that the premiums that PMI charges on less-than-A quality loans and Alt-A loans will adequately offset the associated risk.

PMI’s primary risk in force includes mortgage loans with high loan-to-value ratios and adjustable rate mortgages, which generally result in more claims than mortgage loans with lower loan-to-value ratios and fixed rate mortgages.

In our experience, mortgage loans with high loan-to-value ratios have higher claims frequency rates than mortgages with lower loan-to-value ratios. At December 31, 2004, 54.9% of PMI’s primary risk in force consisted of mortgages with loan-to-value ratios greater than 90%. Risk in force is the dollar amount equal to the product of each individual insured mortgage loan’s principal balance and the percentage specified in the insurance policy of the claim amount that would be payable if a claim were made.

Also as of December 31, 2004, 14.5% of PMI’s primary risk in force consisted of adjustable rate mortgages, which we refer to as ARMs. In our experience, ARMs have claims frequency rates that exceed the rates associated with PMI’s book of business as a whole. We cannot be sure that the premiums that PMI charges will adequately offset the associated risk of higher loan-to-value loans and ARMs.

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

Our subsidiary MSC provides contract underwriting services for a fee. As a part of the contract underwriting services, MSC provides monetary and other remedies to its customers in the event that it fails to properly underwrite a mortgage loan. As a result, we assume credit and, to a lesser extent, interest rate risk in connection with our contract underwriting services. Generally, the scope of the remedies provided by MSC is in addition to those contained in PMI’s master policies. Contract underwriting services apply to a significant percentage of PMI’s insurance in force and the costs relating to the investigation and/or provision of remedies could have a material adverse effect on our consolidated financial condition and results of operations. Worsening economic conditions or other factors that could increase PMI’s default rate could also cause the number and severity of remedies to increase.

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

The Office of Federal Housing Enterprise Oversight, or OFHEO, has issued a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. PMI Mortgage Insurance Co. has been assigned financial strength ratings of “AA” by S&P, “AA+” by Fitch and “Aa2” by Moody’s. The rule also provides capital guidelines for Fannie Mae and Freddie Mac, or the GSEs, in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. Although it has not occurred to date, if the rule resulted in the GSEs increasing their use of either “AAA” rated mortgage insurers instead of “AA” rated entities or credit protection counterparties other than mortgage insurers, our consolidated financial condition and results of operations could be adversely affected.

Legislation and regulatory changes, including changes impacting the GSEs, could significantly affect PMI’s business and could reduce demand for private mortgage insurance.

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974, or RESPA, the Equal Credit

Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business. (See “The U.S. mortgage insurance industry and PMI are subject to litigation and regulatory risk” below.)

Congress is currently considering proposed legislation relating to the regulatory oversight of the GSEs, their affordable housing initiatives, the GSEs’ products and marketing activities, the GSEs’ minimum capital standards, and their risk-based capital requirements. If adopted in its present form, OFHEO would be replaced by a new federal agency, the Federal Housing Enterprise Regulatory Agency, and its director would be given significant authority over the GSEs including, among other things, oversight of the prudential operations of the GSEs, capital adequacy and internal controls and new program approval. The proposed legislation encompasses substantially all of the operations of the GSEs and is intended to be a comprehensive overhaul of the existing regulatory structure. The proposed legislation could limit the growth of the GSEs, which could result in a reduction in the size of the mortgage insurance market. We do not know what form, if any, such legislation will take, if any, or, if it is enacted, its impact, if any, on our financial condition and results of operations.

In July 2002, HUD proposed a rule under RESPA that, if implemented as proposed, would have, among other things, given lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. The proposed rule provided that qualifying packages were entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance would have been included in the package to the extent an upfront premium is charged. Inclusion in the package could have caused mortgage insurers to experience reductions in the prices of their services or products. HUD withdrew that proposed rule in March 2004. In late 2004, HUD announced that it will submit a new proposed rule under RESPA to the Office of Management and Budget for review. We do not know what form, if any, the rule will take and whether it will be approved.

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

The GSEs have products for which they will, upon receipt from lenders of loans with primary insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Under these programs, the GSEs may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to the GSEs for the benefits provided through the reduced insurance coverage or the services provided. These new products may harm PMI’s traditional mortgage insurance business and, if they become widely accepted, could prove to be less profitable to our consolidated financial condition and results of operations.

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

Fannie Mae has revised its approval requirements for mortgage insurers, including PMI, with new guidelines for borrower-paid and lender-paid mortgage insurance. These requirements became effective for PMI on January 1, 2005. The guidelines cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, give Fannie Mae the right to purchase mortgage insurance from other than existing approved mortgage insurers, including insurers that are either rated below “AA” or are unrated, and provide Fannie Mae with increased rights to revise the eligibility standards of insurers. We do not know how Fannie Mae will enforce the terms of the guidelines, especially in those areas in which it has retained significant discretion, such as the right to approve mortgage insurers with lesser qualifications, and to purchase mortgage insurance or other credit enhancements directly from entities not subject to the guidelines. Depending on how the guidelines are implemented, our operational flexibility as well as our profitability could suffer.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for 42.0% of PMI’s premiums earned in 2004. A single customer represented 8.3% of PMI’s earned premiums in 2004. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated transactions (including bulk primary insurance, modified pool insurance and captive reinsurance) with a limited number of customers. The loss of a significant customer could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

The U.S. mortgage insurance industry and PMI are subject to litigation and regulatory risk.

The mortgage insurance industry and PMI face litigation and regulatory risk in the ordinary course of operations, including the risk of class action lawsuits. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers and in recent years mortgage insurers, including PMI, have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act, or RESPA, and the Fair Credit Reporting Act. In the future, PMI could become subject to class actions and individual suits and plaintiffs in such lawsuits could seek large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time.

PMI and the mortgage insurance industry are subject to comprehensive, detailed regulation by state insurance departments. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies and officials to examine and investigate insurance companies and to enforce rules or exercise discretion touching almost every aspect of PMI’s business. Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, that could adversely affect PMI’s business and its financial condition and results of operation.

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

A downgrade of PMI’s insurer financial strength ratings could materially harm our financial performance.

PMI’s insurer financial strength is currently rated “AA” by S&P, “Aa2” by Moody’s, and “AA+” by Fitch. These ratings may be revised or withdrawn at any time by one or more of the rating agencies and are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including: underwriting or investment losses; the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements; other developments negatively affecting PMI’s risk-to-capital ratio, financial condition or results of operations; or changes in the views or modeling of rating agencies of our risk profile or of the mortgage insurance industry.

If PMI’s insurer financial strength rating falls below “AA-” from S&P or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, may not purchase mortgages insured by PMI. Such a downgrade could also negatively affect our holding company ratings or the ratings of our other licensed insurance subsidiaries or our ability to further implement our strategic diversification program. Any of these events would harm our consolidated financial condition and results of operations.

Our ongoing ability to pay dividends to our shareholders and meet our obligations primarily depends upon the receipt of dividends and returns of capital from our insurance subsidiaries.

We are a holding company and conduct all of our business operations through our subsidiaries. Our principal sources of funds are dividends from our subsidiaries and funds that may be raised from time to time in the capital markets. Factors that may affect our ability to maintain and meet our capital and liquidity needs as well as to pay dividends to our shareholders include: the level and severity of claims experienced by our insurance subsidiaries; the performance of the financial markets; standards and factors used by various credit rating agencies; financial covenants in our credit agreements; and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

In addition, a protracted economic downturn, or other factors, could cause issuers of the fixed-income securities that we, FGIC and RAM Re own to default on principal and interest payments, which could cause our investment returns and net income to decline and reduce our ability to maintain all of our capital and liquidity needs.

The implementation of the Basel II Capital Accord may limit the domestic and international use of mortgage insurance.

The Basel Committee on Banking Supervision (BCBS) has published a final proposal for the implementation of a new international capital accord known as Basel II. The Basel II provisions related to residential mortgages and mortgage insurance could alter the competitive positions and financial performance of mortgage insurance providers. It is expected that that Basel II Capital Accords will be adopted in final form within the next 12 months and that implementation will begin initially in 2007 with full implementation in 2008.

U.S. implementation of Basel II standards for credit risk exposures, including residential mortgages, is focused on application of the Advanced Internal Rating Based (A-IRB) approach by large internationally active banking organizations. U.S. bank supervisors have indicated their intent to recognize the loss mitigating impacts of private mortgage insurance policies for banking organizations computing minimum capital requirements under the A-IRB approach.

The Basel II Capital Accords will affect the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. We expect that the United States, Europe and Australia will include the capital recognition of mortgage insurance under Basel II. The Basel II proposals require that large banks and others who adopt the more advanced capital guidelines establish their own capital models and it is unclear whether those models will affect the demand by those entities for mortgage insurance. Our results of operation could suffer if demand for our mortgage insurance products was diminished as a result of such modeling or the failure to give appropriate capital recognition to mortgage insurance.

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

We have subsidiaries in Australia and Europe and a branch office in Hong Kong. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include: the need for regulatory and third party approvals; challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets; economic downturns in targeted foreign mortgage origination markets; interest rate volatility in a variety of countries; unexpected changes in foreign regulations and laws; the burdens of complying with a wide variety of foreign laws; potentially adverse tax consequences; restrictions on the repatriation of earnings; foreign currency exchange rate fluctuations; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations; and natural disasters and other events (e.g., floods and toxic contamination) that would damage properties and that could precipitate borrower default.

PMI Australia, our Australian and New Zealand mortgage insurance operations, is subject to many of the same risks facing PMI.

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates, and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation. Future legislative or regulatory changes could adversely affect PMI Australia. PMI Australia’s primary regulator, the Australian Prudential Regulation Authority, or APRA, is considering, and has sought comment on proposals to, among other things, increase the capital requirements for mortgage insurance companies, eliminate the requirement that mortgage insurers be mono-line insurers, and change the requirements for acceptable mortgage insurers. APRA’s latest proposals indicate that the capital requirements for mortgage insurers will be increased. If APRA ultimately determines to increase the amount of capital required for mortgage insurers, we may, depending on the amount of such increase, be required to increase the capital in PMI Australia. In addition, APRA’s latest proposals indicate that the monoline requirement will be retained, and that acceptable mortgage insurers for purposes of capital and risk relief for Australian regulated lenders is a mortgage insurer that is authorized by APRA or domiciled in a country considered by APRA to have comparable prudential regulations. APRA has indicated that it will implement the final regulations on October 1, 2005. We are not able to predict the impact of future regulations on PMI Australia’s competitive position, although the issuance of final regulations may make it easier for new competitors to enter the Australian market.

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

PMI Australia’s five largest customers provided 65.2% of PMI Australia’s gross premiums written in 2004 and one of these customers represented the majority of this percentage. PMI Australia’s loss of a significant customer, if not replaced, could harm PMI Australia’s and our consolidated financial condition and results of operations. PMI Australia’s insurance in force at December 31, 2004 was $113.6 billion and its risk in force was $103.1 billion. A significant increase in PMI Australia’s claims could harm our financial condition and results of operations.

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

We have made significant investments in the equity securities of several privately-held companies, including FGIC Corporation, the parent of FGIC, a financial guaranty insurer; SPS, the parent of Select Portfolio

Servicing, a third-party servicer of single-family residential mortgages; and RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re, a financial guaranty reinsurance company based in Bermuda.

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

Investigations by regulatory agencies into Select Portfolio Servicing’s activities and private litigation involving Select Portfolio Servicing could harm its business and adversely affect our investment in SPS.

Select Portfolio Servicing’s servicing practices have been the subject of investigations by the FTC, HUD, and the Department of Justice, as well as putative state and national class actions. In October 2003, the United States District Court for the District of Massachusetts approved a settlement that resolves the investigations by the FTC and HUD. In May 2004, the District Court approved a nationwide settlement that resolves claims raised in approximately 40 putative class action lawsuits. The FTC and HUD settlement provides for the implementation of a $40.0 million redress fund and certain changes to Select Portfolio Servicing’s servicing practices. In addition, SPS has entered into consent orders with eight states under which it has agreed to change certain of its practices and refund certain amounts to borrowers in those states. Other states could also seek to require such refunds or consent orders. SPS continues to be subject to a number of civil lawsuits relating to its servicing practices. Several of these suits also seek relief from PMI.

In June 2003, Fannie Mae found certain business practices at Select Portfolio Servicing to be out of compliance with a servicing agreement between the parties. Select Portfolio Servicing and Fannie Mae have agreed that Select Portfolio Servicing will not service any new Fannie Mae-owned loans without the approval of Fannie Mae. However, since June 2003, Fannie Mae has continually renewed Select Portfolio Servicing’s right to service new Fannie Mae-owned loans, initially on a month to month basis and, more recently, in two-month intervals.

Our investment in SPS, and consequently our consolidated financial results, could be negatively impacted by the ultimate resolution of the state regulatory actions and the outstanding litigation. If Select Portfolio Servicing is required as a result of state regulatory proceedings or litigation to make significant payments or changes to its business practices so that it becomes materially more expensive to operate, SPS’s financial condition and results of operations could be adversely affected. Furthermore, regulatory actions and putative class actions have generated negative publicity for Select Portfolio Servicing which has caused and may continue to cause Select Portfolio Servicing to suffer losses in its customer base. These losses could also harm our investment in SPS.

On January 19, 2005, we entered into a Summary of Terms with Credit Suisse First Boston (USA), Inc. (“CSFB”) that provides that CSFB shall have the option, exercisable on or before July 31, 2005 to acquire 100% of the outstanding capital stock of SPS from PMI and the other shareholders of SPS. Based on the transactions contemplated by the Summary of Terms, PMI recorded a realized capital loss relating to its investment in SPS of $20.4 million on a pre-tax basis, or $13.3 million on an after-tax basis, for the fourth quarter of 2004. As of December 31, 2004, our total investment balance in SPS was $126.2 million, consisting of $109.5 million book value of equity investment and $16.7 million in subordinated participation interests and advances to SPS which are current. Our total investment could become further impaired or uncollectible as a result of the risks involving SPS, which would harm our consolidated financial condition and results of operations.

Pursuant to the Summary of Terms, the parties are currently negotiating a definitive option agreement with respect to CSFB’s option to acquire the outstanding SPS common stock. While we expect this definitive agreement to be executed by all parties, we cannot estimate the impact to our financial condition of a failure to consummate such agreement.

Select Portfolio Servicing has undergone ratings downgrades that have adversely affected its business and any future downgrade could seriously harm SPS and the value of our investment in SPS.

As a result of ratings downgrades by S&P and Moody’s in 2003, Select Portfolio Servicing was unable to be named as a primary servicer on newly issued residential mortgage-backed securities, or RMBS, transactions rated by Moody’s or S&P. Upgrades by Moody’s on April 28, 2004 and S&P on May 7, 2004 from “below average” to “average” allow Select Portfolio Servicing to be named as a primary servicer on newly issued RMBS transactions rated by S&P and/or Moody’s. However, several competitors of Select Portfolio Servicing have servicer ratings that are higher than “average” and this has affected Select Portfolio Servicing’s ability to profitably acquire new servicing rights. Select Portfolio Servicing’s inability to raise its ratings or future negative rating agency actions could negatively impact Select Portfolio Servicing and could have a material adverse effect on Select Portfolio Servicing. Select Portfolio Servicing has a very limited number of customers and losses in Select Portfolio Servicing’s customer base due to rating agency actions or otherwise could have an adverse effect on SPS and our investment in SPS.

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

As a significant portion of our net income is derived from FGIC and its financial guaranty business, we are subject to various risks and uncertainties associated with the financial guaranty business.

A significant portion of our net income is derived from FGIC and its financial guaranty business. Accordingly, we are subject to all the risks and uncertainties associated with that business. In addition, FGIC has historically operated its financial guaranty business principally in limited portions of the public finance and structured finance markets. FGIC has expanded its business lines and products into markets and asset classes that historically have experienced higher default rates than those in which it has historically operated. The risks and uncertainties to which we will be exposed as a result of the FGIC acquisition include the following, among others:

•	FGIC’s ability to attract new business and to compete with other large, triple-A rated monoline financial guarantors is largely dependent on the triple-A financial strength ratings assigned to it by the major rating agencies. FGIC’s current ratings may be lowered or withdrawn at any time by one or more of the rating agencies. FGIC’s ability to compete or otherwise engage in its business as currently conducted, and FGIC Corporation’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in FGIC’s ratings or the announcement of a potential reduction or change in outlook.

•

Prior to 2004, FGIC operated its financial guaranty business principally in limited portions of the public finance and structured finance markets in the United States. However, in 2004 FGIC began expanding into new markets and plans to continue its expansion, both domestically and internationally. Unanticipated issues may arise in the implementation of FGIC’s strategy, which could impair its ability to expand its business as expected. In addition, any expansion of its business may be subject to challenges in attracting and retaining employees with relevant experience, establishing name recognition in new markets and gaining knowledge of those markets and asset classes. The execution of FGIC’s expansion plans could result in it having greater losses than those it has historically experienced.

•	FGIC is subject to extensive competition from other monoline financial guaranty insurance companies, other providers of third party credit enhancement and providers of alternative transaction structures and executions that do not use financial guaranty insurance. We cannot be sure that FGIC will be able to continue to compete effectively in its current markets or in any markets or asset classes into which it expands.

•	Demand for financial guaranty insurance is constantly changing and is dependent upon a number of factors, including changes in interest rates, regulatory changes and supply of bond issues. A general reduction in demand for financial guaranty insurance could harm FGIC Corporation’s consolidated results of operations and business prospects.

•	The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or public finance or structured finance markets, including changes in tax laws, could adversely affect FGIC’s business.

•	FGIC loss reserves are necessarily based on estimates and subjective judgments about the outcome of future events. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established.

•	FGIC’s structured finance portfolio contains concentrations of individual issuers and servicers of those obligations as well as a concentration of mortgage-related securities. FGIC also has a number of individual large exposures to single obligors in its public finance portfolio, concentration in infrastructure sectors, and concentrations in certain geographic areas. An adverse event or series of events with respect to one or more of these concentrations that is more severe than the assumptions used by FGIC in its stress scenario at the time of the underwriting of the related credit could result in disproportionate and significant losses to FGIC and could harm its financial position and consolidated results of operations.

•	FGIC’s exposure to insuring public finance issuers in the transportation industry has experienced increased stress as a result of terrorism and general global unrest, including a downgrading of the ratings of some of those issuers. Other sectors currently insured by FGIC or into which FGIC may expand could also see direct increased stress as a result of terrorism and general global unrest. FGIC may incur material losses due to such exposures if the economic stress caused by such events is more severe than FGIC currently foresees or has assumed or will assume in the future in underwriting its exposures.

•	As of December 31, 2004, 8.3% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004 and 2003, our consolidated investment portfolio was $3.3 billion and $2.8 billion, respectively. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2004, 88.8% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of December 31, 2004:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	357,881
200 basis point decline	260,732
100 basis point decline	145,177
100 basis point rise	(160,469)
200 basis point rise	(350,103)
300 basis point rise	(525,503)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 6.1 at December 31, 2004, and we do not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows based on the above projections.

As of December 31, 2004, $751.5 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.7802 U.S. dollars at December 31, 2004 compared to 0.7520 at December 31, 2003 and 0.5616 at December 31, 2002. As of December 31, 2004, $199.2 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The value of the Euro appreciated relative to the U.S. dollar to 1.3554 U.S. dollars at December 31, 2004, compared to 1.2595 at December 31, 2003 and 1.0492 at December 31, 2002. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2004.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of The PMI Group, Inc.:

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries, (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As of December 31, 2004, the Company adopted Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. This change in accounting principle was applied retroactively and required restatement of dilutive earnings per share for all periods presented. As of December 31, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised. Also, during the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These matters are further discussed in Note 3 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

March 3, 2005

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of The PMI Group, Inc:

We have audited management’s assessment, included in the accompanying report from management, that The PMI Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The PMI Group, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The PMI Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The PMI Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The PMI Group, Inc. and subsidiaries and our report, dated March 3, 2005, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

March 3, 2005

Los Angeles, California

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$770,399	$696,928	$676,857
Net investment income	168,609	149,779	120,581
Equity in earnings from unconsolidated subsidiaries	83,554	4,597	44,225
Net realized investment gains	2,621	84	1,329
Realized capital loss on equity investment held for sale (Notes 1 and 6)	(20,420)	—	—
Other income	33,473	40,333	39,126

Total revenues	1,038,236	891,721	882,118

LOSSES AND EXPENSES
Losses and loss adjustment expenses	237,282	209,088	157,575
Amortization of deferred policy acquisition costs	85,216	89,327	83,416
Other underwriting and operating expenses	204,695	175,693	144,877
Lease abandonment and relocation costs	—	—	12,183
Litigation settlement charge (refund)	(2,574)	—	12,222
Interest expense and distributions on mandatorily redeemable preferred securities	34,626	24,491	21,684

Total losses and expenses	559,245	498,599	431,957

Income from continuing operations before income taxes	478,991	393,122	450,161
Income taxes from continuing operations	112,459	118,814	124,545

Income from continuing operations after income taxes	366,532	274,308	325,616

Income from discontinued operations before income taxes (Note 19)	5,756	26,893	20,628
Income taxes from discontinued operations	1,958	7,186	7,199

Income from discontinued operations after income taxes	3,798	19,707	13,429

Gain on sale of discontinued operations, net of income taxes of $16,536	29,003	—	—

Income before extraordinary item and cumulative effect of a change in accounting principle	399,333	294,015	339,045
Extraordinary gain on write-off of negative goodwill, net of income taxes of $408 (Note 6)	—	5,418	—
Cumulative effect of a change in accounting principle (Note 3)	—	—	7,172

NET INCOME	$399,333	$299,433	$346,217

PER SHARE DATA (Notes 2 and 3)
Basic:
Continuing operations	$3.84	$3.05	$3.62
Discontinued operations	0.04	0.22	0.15
Gain on sale of discontinued operations	0.30	—	—
Extraordinary gain	—	0.06	—
Cumulative effect of a change in accounting principle	—	—	0.08

Basic net income	$4.18	$3.33	$3.85

Diluted:
Continuing operations	$3.55	$2.84	$3.34
Discontinued operations	0.04	0.20	0.14
Gain on sale of discontinued operations	0.28	—	—
Extraordinary gain	—	0.05	—
Cumulative effect of a change in accounting principle	—	—	0.07

Diluted net income	$3.87	$3.09	$3.55

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$2,924,867	$2,554,184
Equity securities:
Common	129,310	116,728
Preferred	110,633	111,070
Short-term investments	128,703	23,803

Total investments	3,293,513	2,805,785
Cash and cash equivalents	328,037	397,096
Investments in unconsolidated subsidiaries	911,604	937,846
Equity investment held for sale	109,519	—
Related party receivables	18,439	27,840
Accrued investment income	45,077	39,187
Premiums receivable	59,511	62,082
Reinsurance receivables and prepaid premiums	46,252	53,524
Reinsurance recoverables	3,405	3,275
Deferred policy acquisition costs	92,438	102,074
Property, equipment and software, net of accumulated depreciation and amortization	178,778	172,218
Other assets	59,394	75,500
Assets—discontinued operations	—	117,862

Total assets	$5,145,967	$4,794,289

LIABILITIES
Reserve for losses and loss adjustment expenses	$364,847	$346,939
Unearned premiums	484,815	469,001
Long-term debt	819,529	819,543
Reinsurance payables	63,045	57,960
Deferred income taxes	105,512	94,079
Other liabilities and accrued expenses	170,464	178,521
Liabilities—discontinued operations	—	44,217

Total liabilities	2,008,212	2,010,260

Commitments and contingencies (Notes 10 and 15)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 94,025,274 and 95,161,721 shares outstanding	1,114	1,114
Additional paid-in capital	455,450	441,508
Treasury stock, at cost (17,311,680 and 16,175,233 shares)	(421,810)	(344,195)
Retained earnings	2,816,363	2,437,576
Accumulated other comprehensive income, net of deferred taxes	286,638	248,026

Total shareholders’ equity	3,137,755	2,784,029

Total liabilities and shareholders’ equity	$5,145,967	$4,794,289

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2001		105,588	$1,056	$267,234	(16,425)	$(334,232)	$1,811,839	$40,791	$1,786,688
Common stock grants for the exercise of stock options		—	—	—	931	17,674	—	—	17,674
Common stock issuance under ESPP		—	—	—	67	1,272	—	—	1,272
Common stock repurchases		—	—	—	(217)	(26,807)	—	—	(26,807)
Dividends declared		—	—	—	—	—	(8,179)	—	(8,179)
Net income	$346,217	—	—	—	—	—	346,217	—	346,217
Change in unrealized gains on investments, net of deferred taxes of $21,253	46,074	—	—	—	—	—	—	46,074	46,074
Reclassification of realized gains included in net income, net of taxes	(864)	—	—	—	—	—	—	(864)	(864)
Change in currency translation gains	31,758	—	—	—	—	—	—	31,758	31,758

Comprehensive income	$423,185

BALANCE, DECEMBER 31, 2002		105,588	1,056	267,234	(15,644)	(342,093)	2,149,877	117,759	2,193,833
Common stock grants for the exercise of stock options		—	—	6,473	649	15,907	—	—	22,380
Common stock issuance under ESPP		—	—	—	70	1,710	—	—	1,710
Common stock issuance, net		5,749	58	207,860	—	—	—	—	207,918
Purchase contract, including costs		—	—	(40,059)	—	—	—	—	(40,059)
Common stock repurchases		—	—	—	(1,250)	(19,719)	—	—	(19,719)
Dividends declared		—	—	—	—	—	(11,734)	—	(11,734)
Net income	$299,433	—	—	—	—	—	299,433	—	299,433
Change in unrealized gains on investments, net of deferred taxes of $7,172	13,498	—	—	—	—	—	—	13,498	13,498
Reclassification of realized gains included in net income, net of taxes	(56)	—	—	—	—	—	—	(56)	(56)
Change in currency translation gains	116,825	—	—	—	—	—	—	116,825	116,825

Comprehensive income	$429,700

BALANCE, DECEMBER 31, 2003		111,337	1,114	441,508	(16,175)	(344,195)	2,437,576	248,026	2,784,029
Common stock grants for the exercise of stock options		—	—	13,942	1,237	20,109	—	—	34,051
Common stock issuance under ESPP		—	—	—	96	2,274	—	—	2,274
Common stock repurchases		—	—	—	(2,470)	(99,998)	—	—	(99,998)
Dividends declared		—	—	—	—	—	(15,738)	—	(15,738)
Elimination of reporting lag for equity investment (Note 2)		—	—	—	—	—	(4,808)	—	(4,808)
Net income	$399,333	—	—	—	—	—	399,333	—	399,333
Change in unrealized gains on investments, net of deferred taxes of $1,793	8,650	—	—	—	—	—	—	8,650	8,650
Reclassification of realized gains included in net income, net of taxes	(1,704)	—	—	—	—	—	—	(1,704)	(1,704)
Change in currency translation gains	31,666	—	—	—	—	—	—	31,666	31,666

Comprehensive income	$437,945

BALANCE, DECEMBER 31, 2004		111,337	$1,114	$455,450	(17,312)	$(421,810)	$2,816,363	$286,638	$3,137,755

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$399,333	$299,433	$346,217
Income from discontinued operations, net of income taxes	(3,798)	(19,707)	(13,429)
Gain on sale of discontinued operations, net of income taxes	(29,003)	—	—
Extraordinary gain from write-off of negative goodwill, net of income taxes	—	(5,418)	—
Cumulative effect of a change in accounting principle	—	—	(7,172)

Income from continuing operations before extraordinary item and change in accounting principle:	366,532	274,308	325,616
Adjustments to reconcile net income before extraordinary item and change in accounting principle to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(83,554)	(4,597)	(44,225)
Net realized investment gains	(2,621)	(84)	(1,329)
Realized capital loss on equity investment held for sale	20,420	—	—
Depreciation and amortization	19,618	16,157	14,876
Deferred income taxes	14,464	12,852	19,213
Policy acquisition costs incurred and deferred	(75,580)	(106,191)	(90,723)
Amortization of deferred policy acquisition costs	85,216	89,327	83,416
Changes in:
Accrued investment income	(5,890)	(4,097)	(244)
Premiums receivable	2,571	(3,795)	(772)
Reinsurance receivables, net of reinsurance payables	12,357	24,007	(3,698)
Reinsurance recoverables	(130)	571	2,222
Reserve for losses and loss adjustment expenses	17,908	13,368	29,754
Unearned premiums	15,814	236,124	24,297
Income taxes payable	(334)	3,987	(9,650)
Other	3,726	6,806	52,317

Net cash provided by operating activities	390,517	558,743	401,070

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	583,264	822,002	626,243
Proceeds from sales of equity securities	65,802	63,283	71,850
Proceeds from sales of unconsolidated subsidiaries	—	10,929	—
Proceeds from sale of APTIC	115,063	—	—
Investment purchases:
Fixed income securities	(944,768)	(1,122,145)	(760,966)
Equity securities	(69,602)	(94,899)	(99,556)
Net change in short-term investments	(106,695)	12,326	(7,166)
Investments in unconsolidated subsidiaries, net of distributions	(1,445)	(645,412)	(38,349)
Net change in related party receivables	(11,142)	(25,518)	(3,381)
Capital expenditures and capitalized software, net of dispositions	(33,676)	(30,136)	(125,712)

Net cash used in continuing operations	(403,199)	(1,009,570)	(337,037)
Net effect of discontinued operations	(8,617)	(1,104)	2,288

Net cash used in investing activities	(411,816)	(1,010,674)	(334,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	334,650	—
Repayment of long-term debt	(14)	—	—
Proceeds from repurchase transactions	—	249,030	—
Repayment of repurchase transactions	—	(249,030)	—
Net proceeds from issuance of common stock	—	207,918	—
Purchase of treasury stock	(99,998)	(19,719)	(26,807)
Proceeds from issuance of treasury stock	36,325	17,617	18,946
Dividends paid to shareholders	(15,738)	(11,734)	(8,179)

Net cash (used in) provided by financing activities	(79,425)	528,732	(16,040)

Effect of the change in currency translations on cash	31,665	116,825	31,758

Net (decrease) increase in cash and cash equivalents	(69,059)	193,626	82,039
Cash and cash equivalents at beginning of year	397,096	203,470	121,431

Cash and cash equivalents at end of year	$328,037	$397,096	$203,470

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid and preferred securities distributions	$30,533	$19,108	$16,059
Income taxes paid, net of refunds	$55,739	$38,203	$31,591
Non-cash investing and financing activities:
Capital lease obligations	$1,442	$1,201	$1,062
SPS Holding Corp. receivable converted to equity	$20,543	$—	$—
Increase in long-term debt due to deconsolidation of trust	$—	$51,593	$—
Decrease in mandatorily redeemable preferred securities due to deconsolidation of trust	$—	$48,500	$—
Purchase contract liability with corresponding offset to equity	$—	$30,851	$—

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation; its direct and indirect wholly-owned subsidiaries including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and PMI Indemnity Limited, the Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Company Limited, the Irish insurance corporations (collectively “PMI Europe”); American Pioneer Title Insurance Company (“APTIC”), a Florida corporation reported as discontinued operations in the consolidated financial statements and sold by The PMI Group on March 19, 2004; and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

On December 18, 2003, the Company completed its acquisition of a 42.1% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company, from General Electric Capital Corporation (“GECC”). The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Assurance Company and CMG Mortgage Reinsurance Company (collectively “CMG”), which conducts residential mortgage insurance business for credit unions; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has various ownership interests in limited partnerships.

The Company also has an equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. Prior to June 30, 2004, SPS was known as Fairbanks Capital Holding Corp. and Select Portfolio Servicing was known as Fairbanks Capital Corp. In January 2005, the Company signed a Summary of Terms with Credit Suisse First Boston (USA), Inc. (“CSFB”) to enter into a strategic transaction with Select Portfolio Servicing and its parent SPS. Under the Summary of Terms, CSFB received an option to acquire 100% of PMI’s outstanding investment in SPS. Based on the proposed purchase price, the Company recorded an impairment of its equity investment in SPS of $20.4 million pre-tax as of December 31, 2004. The impairment was recorded as a realized capital loss on equity investment held for sale due to the Company’s decision to dispose of SPS. Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), does not allow discontinued operations treatment of an equity investment, and accordingly, the realized capital loss related to the SPS write-down is included in income from continuing operations (see Note 6. Investments in Unconsolidated Subsidiaries for further discussion).

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the requirements of Form 10-K and Article 7 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties—The Company is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its largest customers choose to stop providing the Company with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. The Company’s U.S. Mortgage Insurance Operations’ ten largest customers generated 42.0% and 42.1% of its premiums earned in 2004 and 2003, respectively.

The Company’s various U.S., Australian and Irish insurance subsidiaries are subject to comprehensive regulation. These regulations are generally intended to protect policyholders, rather than to benefit investors. Although their scope varies, applicable laws and regulations grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. The licensing of the Company’s insurance subsidiaries, their premium rates, their forms and policies offered to customers, their financial statements and periodic financial reporting, and their permissible investments and adherence to financial standards relating to statutory surplus, dividends to the Company and other criteria of solvency are all subjects of detailed regulation.

The Company establishes loss reserves to recognize the liability of unpaid losses related to insured mortgages that are in default. These loss reserves are based upon the Company’s estimates of the claim rate and average claim amounts, as well as the estimated costs of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments due to positive or adverse developments, which may be material, resulting from these reviews would impact current reserve requirements. The Company’s reserves may not be adequate to cover ultimate loss development on incurred defaults. The Company’s consolidated financial condition, results of operations or cash flows could be seriously harmed if the Company’s reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

The Company has made significant investments in the equity securities of several privately-held companies including FGIC. The business conducted by FGIC differs significantly from the Company’s core business of providing residential mortgage insurance. FGIC is subject to a number of significant risks that arise from the nature of its business. Accordingly, the Company is subject to all the risks and uncertainties associated with that business. In addition, the Company has limited ability to control FGIC and, accordingly, may be unable to take actions unilaterally to avoid or mitigate those risks. A significant portion of the Company’s consolidated net income is derived from FGIC and its financial guaranty business. The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes may affect the financial guaranty industry or municipal or asset-backed obligations or markets. Any expansion by FGIC into other markets and other asset classes will entail risks and uncertainties associated with its ability to maintain a triple-A rating and to compete with other monoline financial guaranty insurance companies.

Significant accounting policies are as follows:

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s earnings.

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

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC Corporation, SPS and CMG on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. Effective January 1, 2004, the Company recorded a reduction of $4.8 million, net of tax, to retained earnings due to a change in reporting of SPS from a one-month lag to a current month basis. This reduction represents the Company’s proportion of SPS’s results for the month of December 2003. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

In 2004, the Company reclassified its equity investment in SPS to equity investment held for sale as a result of the Summary of Terms entered into with CSFB. Equity in earnings or losses from SPS is included in equity in earnings from unconsolidated subsidiaries for all periods presented. Although the Company’s ownership percentage of SPS exceeds 50%, the Company reports its investment in SPS using the equity method of accounting due to an agreement among the shareholders of SPS (the Shareholder Agreement) limiting the Company’s ability to control the operations of SPS. This treatment is in accordance with guidance provided by Emerging Issues Task Force Issue (“EITF”) No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, (“EITF No. 96-16”). By operation of the Shareholder Agreement, the Company may designate three of the six SPS directors. The other non-management SPS shareholder may designate the other three directors. Further, the Shareholder Agreement requires that more than two-thirds of the SPS board of directors approve, among other things, the distribution of dividends by SPS, any SPS capital expenditure exceeding $250,000, and the adoption of SPS business plans or budgets. These and other supermajority provisions contained in the Shareholder Agreement constitute substantive participating rights as defined in EITF No. 96-16. These rights effectively prevent the Company from causing SPS to take actions that are significant in the ordinary course of its business without the prior approval of the minority shareholder and assure the minority shareholder of effectively participating in the significant decisions that must be taken by SPS in its ordinary course of business.

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB No. 18”), provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which would justify the carrying amount of the investment. Realized capital gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized as net realized investment gains or losses in the consolidated statement of operations.

The Securities and Exchange Commission (“SEC”) requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, separate audited financial statements of that unconsolidated subsidiary are required to be included in the registrant’s Form 10-K. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test, and accordingly, separate financial statements of FGIC are not included in this Form 10-K. As of December 31, 2004, the Company’s equity investees and unconsolidated majority owned subsidiaries on a combined basis exceeded certain of the 10% tests in the aggregate and, accordingly, condensed financial statement information is provided in Note 23. Condensed Financial Statements of Significant Unconsolidated Subsidiaries.

Related Party Receivables—As of December 31, 2004, related party receivables were $18.4 million consisting of non-trade receivables from an equity investee and unconsolidated subsidiaries, of which $16.7 million relates to SPS. The largest component of this amount was the outstanding balance of $16.6 million from a $23.0 million subordinated promissory note the Company received from SPS in the third quarter of 2004. The Company received the note in exchange for $23.0 million of subordinated participation interests in SPS debt held by the Company. The note bears interest at 1-month LIBOR plus 2.375% and scheduled principal and interest payments are due monthly through January 2006. All principal and interest payments related to this note are current. Pursuant to the Summary of Terms with CSFB, this note will be payable in full at closing if CSFB exercises its option to purchase all of the Company’s shares in SPS. As of December 31, 2003, related party receivables were $27.8 million consisting primarily of $23.0 million of subordinated participation interests in SPS and $3.1 million of advances that the Company made to SPS pursuant to a promissory note related to other matters. The $3.1 million of SPS advances were repaid in full during the third quarter of 2004.

During the second quarter of 2004, the Company provided SPS with $19.7 million of a $40.0 million redress fund established pursuant to SPS’s settlement with the U.S. Federal Trade Commission (“FTC”) and the Department of Housing and Urban Development (“HUD”). In exchange for providing SPS with $19.7 million, the Company received from SPS a note in the amount of $19.7 million. In September 2004, the $19.7 million note along with accrued interest thereon, were exchanged by the Company for additional shares of common stock of SPS.

Deferred Policy Acquisition Costs—The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. These costs are primarily associated with the acquisition, underwriting and processing of new business, including contract underwriting and sales related activities. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

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

Derivatives—The Company enters into credit default swap contracts and purchases certain foreign currency put options, both of which are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company has not designated either the credit default swaps or foreign currency put options as SFAS No. 133 hedges. Accordingly, both categories of derivatives are determined to be free standing, with changes in fair values recognized in current period’s consolidated results of operations.

During 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 requires certain credit default swaps similar to those entered into by PMI Europe after July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in consolidated net income. In addition, as required by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF No. 02-3”), for certain credit default swaps entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the credit default swaps are deferred and recognized in consolidated net income in proportion to the expiration of the associated insured risk. Gains or losses are recognized in consolidated net income at inception for all other derivative contracts where the fair value can be readily determined from market sources.

As of December 31, 2004, PMI Europe had entered into four credit default swaps that were classified as derivatives in accordance with SFAS No. 149. Accordingly, initial fair value gains were deferred in accordance with EITF No. 02-3. As of December 31, 2004, $6.6 million of deferred gains related to the initial fair value of these derivatives were included in other liabilities compared to $3.8 million as of December 31, 2003. Included in other income were $1.3 million (pre-tax) and $0.1 million (pre-tax) of accretion from the deferred gains in 2004 and 2003, respectively. Subsequent changes in the value, exclusive of accretion, of such derivatives resulted in $5.6 million of gains (pre-tax) in 2004 and $0.6 million of losses (pre-tax) in 2003 which were included in other income.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2004, the Company purchased foreign currency put options to mitigate the negative financial impact of a strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expired ratably over the calendar year 2004 and had a combined cost of $1.1 million. In 2004, the Company recorded a net loss of $0.7 million (pre-tax) in other income related to amortization of option costs, partially offset by realized gains of $0.4 million.

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries that are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses—The reserve for mortgage insurance losses and loss adjustment expenses (“LAE”) is the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. The Company’s U.S. mortgage insurance primary master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies as short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in current period’s consolidated results of operations.

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

Revenue Recognition—Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 72.1% of gross premiums written from the Company’s mortgage insurance operations in 2004 and

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

61.7% in 2003 and 74.6% in 2002. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The earnings pattern calculation is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected to each Book Year as appropriate.

Business Segments—The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and equity in earnings from CMG. International Operations include the results of PMI Australia, PMI Europe and the results of operations for Hong Kong. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of our holding company and contract underwriting operations, a realized capital loss on equity investment held for sale, equity in earnings or losses from SPS and limited partnerships, and the discontinued operations of the Company’s former title insurance subsidiary, APTIC.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock, or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. The mandatorily redeemable preferred capital securities and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are anti-dilutive for the periods presented.

EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), states that the dilutive effect of contingently convertible debt and other instruments (“CoCo’s”) must be included in dilutive earnings per share. See Note 3. New Accounting Standards below. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and an additional 8.15 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCo’s in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.24, $0.20 and $0.24 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the years ended:

	2004	2003	2002
	(Dollars in thousands)
Net income:
As reported	$399,333	$299,433	$346,217
Interest and amortization expense, net of taxes	7,685	7,327	7,053

Net income adjusted for diluted EPS calculation	$407,018	$306,760	$353,270

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the years ended:

	2004	2003	2002
	(Shares in thousands)
Weighted-average shares for basic EPS	95,452	89,915	89,843
Weighted-average stock options and other dilutive components	1,626	1,130	1,537
Weighted-average dilutive components of CoCo’s	8,153	8,153	8,153

Weighted-average shares for diluted EPS	105,231	99,198	99,533

Stock-Based Compensation—The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and its related interpretations. Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the pro forma disclosure of net income and earnings per share using the fair value method, and provides that the employers may continue to account for the stock-based compensation under APB No. 25. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0.39%	0.42%	0.23%
Expected volatility	33.47%	37.46%	36.70%
Risk-free interest rate	4.27%	4.03%	5.02%
Expected life (years) from grant date	6.0	6.0	6.0

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 requires pro forma disclosure of consolidated net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$399,333	$299,433	$346,217
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,635)	(10,700)	(11,611)

Pro forma net income	385,698	288,733	334,606
Interest and amortization expense, net of taxes	7,685	7,327	7,053

Pro forma net income for diluted EPS calculation	$393,383	$296,060	$341,659

Basic earnings per share:
As reported	$4.18	$3.33	$3.85
Pro forma	$4.04	$3.21	$3.72
Diluted earnings per share:
As reported	$3.87	$3.09	$3.55
Pro forma	$3.74	$2.98	$3.43

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 23.5% for 2004 compared to the federal statutory rate of 35.0%, due to equity in earnings from FGIC Corporation and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The effective tax rate for 2004 also reflects the reversal of a $4.7 million tax contingency reserve established by the Company in connection with assessments received from the California Franchise Tax Board that have been resolved favorably. Without this reversal, the effective tax rate for 2004 would have been 24.5%.

Benefit Plans—The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. All full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees, and an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar currencies are translated into functional currencies using either the year-end spot exchange rates or historical rates. Revenues and expenses are translated at monthly-average exchange rates. Gains and losses on currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and Euro, respectively. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity.

Comprehensive Income—Comprehensive income includes net income, foreign currency translation gains or losses, changes in unrealized gains and losses on investments, and the reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects. The Company reports the components of comprehensive income in its consolidated statements of stockholders’ equity.

Stock Split—In 2002, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share data have been adjusted to reflect the stock split.

Reclassifications—Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s financial statement presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

On September 30, 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF No. 03-1-1”), which delayed the effective date of paragraphs 10 through 20 of EITF Issue No. 03-1 that provides guidance on how to evaluate and recognize an other-than-temporary impairment loss. The application of those paragraphs is deferred until additional implementation guidance is provided. EITF No. 03-1-1 is not currently expected to significantly impact the Company’s consolidated results of operations or consolidated financial condition.

At its meeting on September 30, 2004, the EITF reached a final consensus, EITF No. 04-8, that the dilutive effect of CoCo’s must be included in dilutive earnings per share regardless of whether the triggering contingency based on the market price of the issuer’s shares has been satisfied. This change in accounting principle was applied on a retroactive basis and required restatement of prior period dilutive earnings per share. This EITF issue is effective for all periods ending after December 15, 2004. The EITF issue resulted in an additional 8.2 million shares of dilution to the Company’s diluted earnings per share calculation due to the Company’s $360.0 million 2.5% senior convertible debentures, which are CoCo’s.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer allowed. SFAS No. 123(R) must be adopted for public companies at the beginning of the first interim or annual period beginning after June 15, 2005, or July 1, 2005 for the Company. Non-public companies will be required to adopt SFAS No. 123(R) at the beginning of the first annual period beginning after December 31, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. As permitted by

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123(R) using the modified prospective method.

The estimated impact to consolidated net income of the Company from the adoption of SFAS No. 123(R) using the modified prospective method for 2005 ranges from approximately $5 million to $6 million. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma consolidated net income and earnings per share in Note 2. Summary of Significant Accounting Policies to the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of cash flows recognized for such excess tax deductions were $8.2 million, $3.8 million, and $5.7 million in 2004, 2003 and 2002, respectively.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation or deconsolidation of that entity is required. FIN No. 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among the parties involved. In October 2003, FASB deferred the effective date for applying the provisions of FIN No. 46 until the end of the first interim or annual period ending after December 15, 2003. Upon adoption of FIN No. 46, as revised, at December 31, 2003, the Company deconsolidated the trust subsidiary that issued mandatorily redeemable preferred securities. The mandatorily redeemable preferred securities outstanding in the amount of $48.5 million are no longer recognized in the consolidated balance sheets. Rather, as of December 31, 2003, the Company recognized $51.6 million of junior subordinated debentures which are included in long-term debt, $3.1 million of which represents its investment in the trust in other assets.

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). Under SFAS No. 142, any unamortized negative goodwill related to an excess of fair value over cost arising from business combinations completed before July 1, 2001 must be expensed and recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. Accordingly, the Company realized a $7.2 million gain for the remaining balance of negative goodwill in the first quarter of 2002, which was originally recorded in connection with the acquisition of PMI Ltd in 1999.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2004
Fixed income securities:
U.S. municipal bonds	$1,637,508	$112,574	$(345)	$1,749,737
Foreign governments	499,864	11,206	(260)	510,810
Corporate bonds	628,464	14,922	(2,429)	640,957
U.S. government and agencies	10,699	1,714	(3)	12,410
Mortgage-backed securities	10,406	547	—	10,953

Total fixed income securities	2,786,941	140,963	(3,037)	2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total investments	$3,123,418	$175,657	$(5,562)	$3,293,513

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2003
Fixed income securities:
U.S. municipal bonds	$1,488,780	$116,983	$(142)	$1,605,621
Foreign governments	466,730	2,673	(2,487)	466,916
Corporate bonds	423,914	15,849	(1,420)	438,343
U.S. government and agencies	20,245	2,210	(1)	22,454
Mortgage-backed securities	19,787	1,063	—	20,850

Total fixed income securities	2,419,456	138,778	(4,050)	2,554,184
Equity securities:
Common stocks	92,640	24,401	(313)	116,728
Preferred stocks	105,795	5,292	(17)	111,070

Total equity securities	198,435	29,693	(330)	227,798
Short-term investments	20,603	3,200	—	23,803

Total investments	$2,638,494	$171,671	$(4,380)	$2,805,785

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2004:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$124,389	$126,353
Due after one year through five years	733,422	755,853
Due after five years through ten years	565,562	591,525
Due after ten years	1,353,162	1,440,183
Mortgage-backed securities	10,406	10,953

Total fixed income securities	$2,786,941	$2,924,867

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income—Net investment income consists of:

	2004	2003	2002
	(Dollars in thousands)
Fixed income securities	$146,057	$135,162	$111,083
Equity securities	9,751	7,965	4,142
Short-term investments	15,389	7,920	7,235

Investment income before expenses	171,197	151,047	122,460
Investment expenses	(2,588)	(1,268)	(1,879)

Net investment income	$168,609	$149,779	$120,581

Realized Investment Gains and Losses—Realized gains and losses on investments are composed of:

	2004	2003	2002
	(Dollars in thousands)
Fixed income securities:
Gross gains	$1,910	$7,119	$16,944
Gross losses	(6,184)	(6,560)	(7,779)

Net gains (losses)	(4,274)	559	9,165
Equity securities:
Gross gains	6,607	7,274	7,986
Gross losses	(2,551)	(3,996)	(15,881)

Net gains (losses)	4,056	3,278	(7,895)
Short-term investments:
Gross gains	3,200	—	59
Gross losses	(361)	(289)	—

Net gains (losses)	2,839	(289)	59
Investments in unconsolidated subsidiaries:
Gross gains	—	363	—
Gross losses	—	(3,827)	—

Net losses	—	(3,464)	—

Net realized gains before income taxes	2,621	84	1,329
Income taxes	(917)	(28)	(465)

Total net realized gains after income taxes	$1,704	$56	$864

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized Investment Gains and Losses—The change in unrealized gains and losses net of deferred taxes consists of:

	2004	2003	2002
	(Dollars in thousands)
Fixed income securities	$4,006	$(9,138)	$52,785
Equity securities	3,174	17,964	(10,671)
Investments in unconsolidated subsidiaries	4,330	3,516	259
Short-term investments	(3,247)	(5)	2,625
Discontinued operations—APTIC	(1,317)	1,105	212

Change in unrealized gains, net of deferred taxes	6,946	13,442	45,210
Realized gains, net of income taxes	1,704	56	864

Total	$8,650	$13,498	$46,074

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$18,195	$(345)	$—	$—	$18,195	$(345)
Foreign governments	5,215	(29)	18,930	(231)	24,145	(260)
Corporate bonds	122,416	(1,693)	28,639	(736)	151,055	(2,429)
U.S. government and agencies	243	(2)	48	(1)	291	(3)

Total fixed income securities	146,069	(2,069)	47,617	(968)	193,686	(3,037)
Equity securities:
Common stocks	3,286	(240)	399	(10)	3,685	(250)
Preferred stocks	27,077	(479)	—	—	27,077	(479)

Total equity securities	30,363	(719)	399	(10)	30,762	(729)

Short-term investments	98,204	(1,796)	—	—	98,204	(1,796)

Total	$274,636	$(4,584)	$48,016	$(978)	$322,652	$(5,562)

Unrealized losses were primarily due to interest rate fluctuations during the year and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. The Company determined that the decline in the market value of certain equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million, $0.3 million, and $6.9 million in 2004, 2003 and 2002, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Concentrations and Other Items—The Company maintains a diversified portfolio principally of U.S. municipal bonds. The following states represent the largest concentrations in the U.S. municipal bond portfolio, expressed as a percentage of the fair value of all U.S. municipal bond holdings. Holdings in states that exceed 5% of the U.S. municipal bond portfolio at December 31, for the respective years are presented below:

	2004	2003
Texas	17.8%	18.6%
New York	17.7%	13.0%
Illinois	11.0%	11.5%
Massachusetts	9.9%	9.9%
California	7.5%	2.3%
Washington	6.0%	7.3%
District of Columbia	5.8%	6.6%

At December 31, 2004, fixed income securities and short-term investments with a fair value of $15.9 million were on deposit with regulatory authorities as required by law. In addition, $19.4 million in cash was held in a bank in Hong Kong for statutory purposes.

NOTE 5.    RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans. The Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk. As of December 31, 2004, $4.7 million of deposits received under this agreement were included in cash and cash equivalents and can only be utilized to pay claims related to the agreement.

NOTE 6.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following for the years ended:

	2004	Ownership Percentage	2003	Ownership Percentage
	(Dollars in thousands)
FGIC Corporation	$693,671	42.1%	$625,154	42.1%
SPS	—	*	115,803	56.8%
CMG	112,456	50.0%	97,389	50.0%
RAM Re	81,209	24.9%	75,675	24.9%
Other	24,268	various	23,825	various

Total	$911,604		$937,846

*	Due to the Company’s decision to enter into an agreement with CSFB, the Company reclassified its equity investment in SPS of $109,519 to equity investment held for sale.

As of December 31, 2004, the Company’s total investment in SPS was $126.2 million and consisted of $109.5 million carrying value of the Company’s equity investment and $16.7 million of related party receivables which are presently current. Included in the $109.5 million carrying value of SPS is a $6.5 million component of goodwill which represents the excess of the Company’s carrying value over the Company’s ownership

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage of SPS’s net book value as of December 31, 2004. Pursuant to the Summary of Terms with CSFB described in Note 1. Basis of Presentation, the remaining balance of the Company’s $16.7 million related party receivable will be payable in full at closing if CSFB exercises its option to purchase all of the Company’s shares in SPS. In the event CSFB exercises its option, the Company expects based on December 31, 2004 book values to receive $69.7 million in cash at closing exclusive of its related party receivable. The remaining carrying value of SPS of $39.8 million will be received over time through 2007 with cash flows generated from certain mortgage servicing assets held by SPS. To the extent the net book value of SPS changes prior to CSFB exercising its option, the above cash flows could increase or decrease.

Equity in earnings (losses) from unconsolidated subsidiaries and equity investment held for sale consisted of the following for the years ended:

	2004	Ownership Percentage	2003	Ownership Percentage	2002	Ownership Percentage
	(Dollars in thousands)
FGIC	$61,592	42.1%	$2,358	42.1%	$—	—
SPS	413	64.9%*	(17,663)	56.8%	22,387	56.8%*
CMG	15,280	50.0%	13,575	50.0%	12,433	50.0%
RAM Re	6,252	24.9%	4,228	24.9%	4,235	24.9%
Truman	—	—	4,513	19.6%	6,034	19.6%
Other	17	various	(2,414)	various	(864)	various

Total	$83,554		$4,597		$44,225

*	During 2004, the Company’s ownership percentage of SPS increased to 64.9% from 56.8%, primarily due to SPS’s repurchase of its common stock from three minority shareholders. The Company’s ownership percentage also increased in 2002 to 56.8% from 45.7%.

On December 18, 2003, the Company completed its investment in FGIC by acquiring 42.1% equity ownership interest in that entity. The Company is the strategic investor in a group of investors, and funded $611.4 million in cash of the $1.6 billion total purchase price ($1.9 billion including GECC’s retained ownership interest) for the investment in FGIC. The Company’s investment in FGIC, as of December 31, 2004, was $693.7 million, which included $611.4 million cash, with the balance representing equity in earnings, capitalized acquisition costs related to the transaction and the Company’s proportionate share of FGIC’s net unrealized gains in its investment portfolio.

Equity in earnings from FGIC for 2003, as presented in the above table, excludes the extraordinary gain of $5.4 million after-tax related to the Company’s share of negative goodwill recognized by FGIC resulting from the application of purchase accounting adjustments. In accordance with APB No. 18, the Company reflected its proportionate share of FGIC’s extraordinary gain as a separate line item in the Company’s consolidated statement of operations.

In connection with the settlement reached between SPS and the FTC and HUD, SPS recognized aggregate charges of approximately $55 million pre-tax in September 2003 related to the costs of settlement, settlement of certain putative class actions pending against SPS, and estimated costs relating to certain pending state regulatory actions. The Company’s proportionate share of such charges was $19.1 million pre-tax, which was recognized in equity in earnings from unconsolidated subsidiaries in September 2003.

In 2003, the Company invested $24.4 million of a total of $92 million of additional capital raised by RAM Re. The Company’s ownership percentage as a result of this capital investment did not change.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, the Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC. The loss in Other in 2003 was due primarily to the $2.6 million loss from certain private equity limited partnership investments occurring in the first quarter of 2003.

NOTE 7.    PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

The unaudited pro forma condensed combined statements of operations of the Company give effect to the investment in FGIC and the issuance of securities from common stock and equity units offering. The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2003 and 2002 were prepared assuming these transactions were completed as of the first day of the periods presented.

The pro forma adjustments are based on estimates which are derived from available information and contain assumptions. The pro forma financial statements do not purport to represent what the consolidated results of operations actually would have been if these transactions had occurred on the dates indicated or what such results will be for any future date or future periods. The pro forma consolidated statements of operations are based on historical consolidated financial statements of The PMI Group and FGIC, primarily giving effect to the Company’s debt and equity offering, reduction of interest income due to investment and the Company’s 42.1% ownership share of FGIC’s historical income adjusted for the application of purchase accounting adjustments.

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma
	(In thousands, except per share amounts)
Total revenues	$891,721	$68,427	$960,148	$882,118	$80,567	$962,685
Total losses and expenses	$498,599	$12,077	$510,676	$431,957	$12,788	$444,745
Net income	$299,433	$56,065	$355,498	$346,217	$72,459	$418,676
Weighted average shares basic	89,915	5,750	95,665	89,843	5,750	95,593
Weighted average shares diluted	99,198	5,750	104,948	99,533	5,750	105,283
Per share data:
Basic net income	$3.33		$3.72	$3.85		$4.38
Diluted net income	$3.09		$3.46	$3.55		$4.04

NOTE 8.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the years ended:

	2004	2003	2002
	(Dollars in thousands)
Balance at January 1,	$102,074	$85,210	$77,903
Policy acquisition costs incurred and deferred	75,580	106,191	90,723
Amortization of deferred policy acquisition costs	(85,216)	(89,327)	(83,416)

Balance at December 31,	$92,438	$102,074	$85,210

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such period. In periods where there is significant growth in new business, the asset will generally increase because the amount of deferred acquisition costs incurred exceeds the amortization of previously deferred policy acquisition costs. Conversely, in periods where new business activity is declining, the asset will generally decrease because the amortization of previously deferred policy acquisition costs exceeds the amount of deferred acquisition costs incurred.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis of, and accumulated depreciation and amortization for, property, equipment and software for the years ended:

	2004	2003
	(Dollars in thousands)
Building and leasehold improvements	$99,706	$96,819
Furniture and equipment	50,998	49,789
Software	143,119	113,538
Land	5,000	5,000

Property and equipment, at cost	298,823	265,146
Less accumulated depreciation and amortization	(120,045)	(92,928)

Property, equipment and software, net of accumulated depreciation and amortization	$178,778	$172,218

Depreciation and amortization expense related to property, equipment and software totaled $27.5 million in 2004, $25.5 million in 2003 and $17.8 million in 2002. Capitalized costs associated with software developed for internal use were $29.5 million in 2004, $22.5 million in 2003 and $25.2 million in 2002.

In connection with relocating its corporate headquarters, the Company performed an evaluation of the estimated costs with respect to the relocation and recognized a $12.2 million pre-tax charge related to lease abandonment and relocation costs in 2002. The charge consisted of $8.3 million for the estimated loss on the abandonment of the lease obligations for the previous home office space, $1.7 million for the write-off of abandoned fixed assets, and $2.2 million for other relocation and employee retention expenses. As of December 31, 2004, the lease related to the abandoned property has expired.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and related loss adjustment expenses in connection with borrower default on their mortgage payments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for each of the three years:

	2004	2003	2002
	(Dollars in thousands)
Balance at January 1,	$346,939	$333,569	$303,816
Reinsurance recoverables	(3,275)	(3,846)	(6,068)

Net balance at January 1,	343,664	329,723	297,748
Losses and LAE incurred, principally with respect to to defaults occurring in:
Current year	248,381	228,143	246,173
Prior years (1)	(11,099)	(19,055)	(88,598)

Total incurred	237,282	209,088	157,575
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(18,297)	(10,741)	(9,591)
Prior years	(202,503)	(197,099)	(117,825)

Total payments	(220,800)	(207,840)	(127,416)

Foreign currency translation effects	1,296	4,818	1,816
Acquisition of portfolio and wholly-owned subsidiaries	—	7,875	—

Net ending balance at December 31,	361,442	343,664	329,723
Reinsurance recoverables	3,405	3,275	3,846

Balance at December 31,	$364,847	$346,939	$333,569

(1) The $11.1 million, $19.1 million and $88.6 million reductions in total losses and LAE incurred in prior years were due to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $19.1 million reduction in prior years’ reserves during 2003 was due primarily to a reduction in PMI Australia’s loss reserves and favorable PMI pool portfolio loss development trends. The $88.6 million total reductions in prior years’ reserves during 2002 was due primarily to more favorable loss trends than expected compared to PMI’s historic loss experience, evidenced by lower claim amounts, a robust real estate market and strong home price appreciation.

The increase in loss reserves in 2004 over 2003 was due primarily to increases in the reserve balances in U.S. Mortgage Insurance Operations and in PMI Europe offset by a decrease in the reserve balance in PMI Australia. The reserve increase in U.S. Mortgage Insurance Operations was the result of expected higher proportions of delinquencies developing into claims as well as higher mortgage insurance coverage levels on pending delinquencies. This has led to higher expected average claim amounts. U.S. Mortgage Insurance Operations primary insurance default inventory was 39,054 at December 31, 2004, 37,445 at December 31, 2003 and 36,537 at December 31, 2002. The default rate was 4.86% at year end 2004, 4.53% at year end 2003, and 4.18% at year end 2002. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    LONG-TERM DEBT AND LINE OF CREDIT

Equity Units—In November 2003 and in connection with the Company’s investment in FGIC, the Company sold 13.8 million of 5.875% Equity Units and raised $345.0 million of gross proceeds. Each unit has two components: a senior note component and a purchase contract component. The senior note has a $25 principal amount with a 3.0% annual interest rate paid quarterly and maturing on November 15, 2008. The purchase contract component pays a 2.875% annual contract payment quarterly and obligates the holders to purchase $345 million of newly issued shares of the Company’s common stock, no later than November 15, 2006. Further details are provided in Note 16. Dividends and Shareholders’ Equity. In addition, the senior notes have a remarketing feature and will be remarketed on or about August 2006. The senior notes rank equally with all other senior unsecured debt securities of The PMI Group. If the senior notes are not successfully remarketed the holders of the senior notes will have the right to put the senior notes to the Company on the purchase contract settlement date which is November 15, 2006.

Senior Convertible Debentures—In July 2001, the Company issued $360.0 million of 2.50% Senior Convertible Debentures (“the Debentures”) in a private offering to qualified institutional buyers, and subsequently filed a shelf registration statement for the resale of the Debentures and the common stock of The PMI Group issuable upon conversion of the Debentures. The Company used a portion of the net proceeds for the repayment or retirement of existing indebtedness and the remainder for general corporate purposes. The Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum, payable semiannually. The Debentures are convertible at the registered holders’ option, prior to stated maturity, into shares of the Company’s common stock at an initial conversion price of $44.16 per share if specified requirements are met, subject to adjustments in specified circumstances. The most significant requirement for such conversion is that the trading price of the Company’s common stock must exceed 120% of the initial conversion price for 20 consecutive trading days within a 30-day trading period. The Company may redeem some or all of the Debentures on or after July 15, 2006 for a price equal to the principal amount of the Debentures plus any accrued and unpaid interest. The holders may put the Debentures to the Company on July 15, 2006, 2008, 2011 and 2016. On July 15, 2004, certain debenture holders required us to repurchase a nominal amount of the debentures. Upon a change of control of the Company, holders may also require the Company, subject to certain conditions, to repurchase all or a portion of the Debentures. The Company may repurchase the Debentures with cash, common stock, or a combination of cash and shares of common stock. If the Company elects to pay all or a portion of the purchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for twenty trading days ending on the third day prior to the repurchase date. The Debentures are senior unsecured debt securities and rank equally with all other senior unsecured debt of The PMI Group.

Mandatorily Redeemable Preferred Capital Securities and Junior Subordinated Deferrable Interest Debentures—In February 1997, The PMI Group, through a wholly-owned trust, privately issued $100.0 million of 8.309% mandatorily redeemable preferred Capital Securities, Series A (the “Capital Securities”). The Capital Securities were issued by PMI Capital I (“Issuer Trust”). The sole asset of the Issuer Trust consists of $103.1 million principal amount of Junior Subordinated Deferrable Interest Debentures, Series A (the “Junior Subordinated Debentures”) issued by The PMI Group to the Issuer Trust. The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. In 2001, the Company repurchased $51.5 million of the Capital Securities. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures by the Company. The Junior Debentures are redeemable at the option of the Company on or after February 1, 2007 at a premium or upon occurrence of certain tax events and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Upon the adoption of FIN No. 46 as of December 31, 2003, the Company deconsolidated the Issuer Trust subsidiary that issued $48.5 million of the Capital Securities. The underlying securities of $48.5 million issued

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Issuer Trust are backed by the Junior Subordinated Debentures issued by the Company to the Issuer Trust in the amount of $51.6 million. The Capital Securities are no longer recognized in the consolidated balance sheets. As the Junior Subordinated Debentures issued by the Company to the Issuer Trust were previously eliminated in consolidation, the amount of $51.6 million was not previously reflected in the Company’s consolidated financial statements. Upon deconsolidation of the Issuer Trust, the Junior Subordinated Debentures due to the Issuer Trust are no longer eliminated and have been classified as long-term debt.

Senior Notes—In November 1996, the Company issued $100.0 million in face amount of 6.75% senior notes (the “Notes”). As of December 31, 2004 and 2003, $63.0 million of face amount remained outstanding. The Notes bear interest at the rate of 6.75% per annum paid semiannually and mature on November 15, 2006. No sinking fund is required or provided for the Notes and are not redeemable prior to maturity. The Notes rank equally with all other senior unsecured debt securities of The PMI Group.

Revolving Credit Facility—In December 2004, the Company entered into a five-year $175.0 million revolving credit facility agreement with Bank of America, N.A. and a consortium of lenders. The interest rate is LIBOR plus a margin. The agreement provides the availability of additional liquidity and capital, which PMI can utilize for working capital, capital expenditures and other business purposes. The facility may be increased by $25.0 million to $200.0 million at the Company’s discretion subject to approval by the lenders. The credit facility contains certain financial covenants and restrictions, the most restrictive being debt-to-capital and risk-to-capital ratio thresholds. The Company was in compliance with all debt covenants for the year ended December 31, 2004. There were no amounts related to this facility outstanding as of December 31, 2004.

NOTE 12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The estimated fair value of the financial instruments indicated in the table below has been determined by available market information and appropriate valuation methodology. The carrying values of cash and cash equivalents and accrued investment income approximate their fair values primarily due to their liquidity and short-term nature. The estimated fair value of the outstanding debt has been determined by quoted market price.

	As of December 31, 2004		As of December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$2,924,867	$2,924,867	$2,554,184	$2,554,184
Equity securities	$239,943	$239,943	$227,798	$227,798
Short-term investments	$128,703	$128,703	$23,803	$23,803
Cash and cash equivalents	$328,037	$328,037	$397,096	$397,096
Accrued investment income	$45,077	$45,077	$39,187	$39,187
Liabilities
Equity Units, 5.875%	$345,000	$364,872	$345,000	$355,212
Senior Convertible Debentures, 2.50%	$359,986	$391,708	$360,000	$388,800
Senior Notes, 6.75%	$62,950	$66,488	$62,950	$69,503
Junior Subordinated Debentures, 8.309%	$51,593	$57,862	$51,593	$60,810

Considerable judgment is required in interpreting market data to develop the estimates of fair value and, therefore, changes in the assumptions may have a material effect on the fair valuation estimates. A number of the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s other significant assets and liabilities, including deferred policy acquisition costs, real estate owned, property, equipment and software, loss and LAE reserves, unearned premiums and deferred income taxes are not considered financial instruments.

NOTE 13.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses of the Company’s operations for the years ended:

	2004	2003	2002
	(Dollars in thousands)
Premiums written
Direct	$923,084	$1,011,842	$789,328
Assumed	14,306	9,831	8,223
Ceded	(166,028)	(145,672)	(105,944)

Net premiums written	$771,362	$876,001	$691,607

Premiums earned
Direct	$927,553	$834,725	$777,542
Assumed	7,931	12,364	1,049
Ceded	(165,085)	(150,161)	(101,734)

Net premiums earned	$770,399	$696,928	$676,857

Losses and loss adjustment expenses
Direct	$239,371	$222,387	$156,224
Assumed	197	320	705
Ceded	(2,286)	(13,619)	646

Net losses and loss adjustment expenses	$237,282	$209,088	$157,575

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 87% of total ceded premiums written in 2004 compared to 82% in 2003 and 82% in 2002. Reinsurance recoverables on losses incurred were $2.4 million at December 31, 2004, $3.3 million at December 31, 2003 and $3.8 million at December 31, 2002.

NOTE 14.    INCOME TAXES

The components of income tax expenses for the years ended:

	2004	2003	2002
	(Dollars in thousands)
Current	$33,864	$40,403	$12,890
Deferred	78,595	78,411	111,655

Total income tax expense from continuing operations	$112,459	$118,814	$124,545

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company purchased tax and loss bonds of $87.6 million in 2004, $67.8 million in 2003 and $106.1 million in 2002. The Company redeemed tax and loss bonds of $21.5 million in 2004. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense.

The components of the income tax expense for 2004 included a foreign provision for current tax expense of $35.5 million and a deferred tax expense of $2.5 million primarily related to PMI Australia and PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on income before income taxes is shown in the following table:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(5.8)	(6.4)	(5.2)
Equity in earnings from unconsolidated subsidiaries	(3.6)	1.2	(1.6)
States taxes, net	0.1	0.3	0.3
Foreign taxes, net	(0.9)	(0.5)	(0.3)
Other	(1.3)	0.6	(0.5)

Effective income tax rate for continuing operations	23.5%	30.2%	27.7%

PMI has provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries and foreign corporate joint ventures, except to the extent that such earnings are reinvested indefinitely.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a provision allowing a deduction of 85% for certain foreign earnings that are repatriated. The AJCA provides The PMI Group with the opportunity to elect to apply this provision to qualifying earnings repatriations in 2005. Based on the existing language in the AJCA and current guidance, The PMI Group does not expect to repatriate undistributed earnings. To the extent Congress or the Treasury Department provides additional clarifying language on key elements of the provision, The PMI Group will consider the effects, if any, of such information and will re-evaluate, as necessary, its intentions with respect to the repatriation of certain foreign earnings. Should The PMI Group, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision to the AJCA, The PMI Group does not expect that the impact of such an election would be material to its results of operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities as of the years ended:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Discount on loss reserves	$6,774	$6,703
Unearned premium reserves	10,586	12,667
Other loss reserves	1,294	2,536
Lease costs	28	602
SPS impairment	7,147	—
Settlements	355	522
Pension costs and deferred compensation	9,668	9,520
Other assets	19,678	12,858

Total deferred tax assets	55,530	45,408
Deferred tax liabilities:
Deferred policy acquisition costs	20,268	25,763
Unrealized net gains on investments	56,272	57,273
Software development costs	24,317	19,719
Equity in earnings from unconsolidated subsidiaries	36,670	25,423
Other liabilities	23,515	11,309

Total deferred tax liabilities	161,042	139,487

Net deferred tax liability	$105,512	$94,079

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases in the aggregate for the five years subsequent to 2004 are as follows:

Operating Leases
(Dollars in thousands)
Year ending December 31,
2005	$6,119
2006	5,199
2007	3,518
2008	3,139
2009	2,226
Thereafter	4,097

Total minimum lease payments	$24,298

Rent expense for all leases was $7.0 million for 2004, $7.0 million for 2003 and $10.0 million for 2002.

Income Taxes—During 2002 and 2003, the Company received notices of assessment from the California Franchise Tax Board (“FTB”) for 1997 through 2000 in amounts totaling $13.9 million. The assessments were the result of a memorandum issued by the FTB in April 2002, which was based partly on the California Court of Appeals decision in Ceridian v. Franchise Tax Board. The memorandum issued by the FTB provided for the disallowance of the deduction for dividends received by holding companies from their insurance company

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries in determining California taxable income of the holding company for tax years ending on or after December 1, 1997. In 2003, the Company established a reserve of $4.7 million representing a portion of the total assessments sought by the FTB.

On September 29, 2004, the State of California enacted legislation that allows the deductibility of “qualifying dividends received” from a wholly-owned insurance company regardless of its domicile or the source of the insurance company’s income. This legislation permits an irrevocable election to take a deduction of 80% of “qualifying dividends received” for 1997 through 2003. The Company has made this election and, accordingly, has reversed the $4.7 million reserve established in connection with the FTB assessments. This reversal is reflected as a reduction in the Company’s consolidated income tax expense for the year ended 2004.

Guarantee—The PMI Group has guaranteed certain payments to the holders of the Capital Securities issued by PMI Capital I. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company.

Funding Obligations—We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2004, the Company had committed to fund, if called upon to do so, $5.6 million of additional equity in certain limited partnership investments.

Legal Proceedings—On December 15, 2000, the Company announced that PMI entered into an agreement with the plaintiffs to settle the class action litigation captioned Baynham et al v. PMI Mortgage Insurance Company. PMI denied all facts and allegations in the lawsuit that alleged violations of Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and other claims. To account for the settlement, PMI took a pre-tax charge of $5.7 million in the fourth quarter of 2000, a $1.5 million pre-tax charge in the third quarter of 2001 and an additional pre-tax charge of $12.2 million in the fourth quarter of 2002. The charges were based upon the estimate of the cost of settlement. PMI received a $2.6 million pre-tax settlement refund in the third quarter of 2004. There was no accrual as of December 31, 2004.

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

NOTE 16.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—In November 2003 and in connection with the Company’s investment in FGIC, the Company issued 5.75 million shares of common stock and raised $219.7 million of gross proceeds in addition to 13.8 million equity units, disclosed in Note 11. Long-Term Debt and Line of Credit. Each equity unit consists of a senior note and a purchase contract. The purchase contract will obligate the holders to purchase, no later than November 15, 2006, shares of the Company’s common stock subject to anti-dilution adjustments. The number of shares of common stock which will be purchased depends upon the 20-trading day average closing price at the date of purchase adjusted by changes in the Company’s common stock dividend rate. As of December 31, 2004, the maximum and minimum settlement rates of the Company’s common stock that can be purchased were 0.6547 and 0.5280 shares per purchase contract, respectively. The settlement rate per unit changed in comparison to prior periods as a result of an increase in the Company’s common stock dividend rate in 2004. The equity units contain a dividend protection provision whereby the settlement rate increases if the Company increases the common stock dividend rate relative to when the equity units were issued.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends—PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

On June 23, 2004, the Director of the Arizona Department of Insurance approved PMI’s extraordinary dividend request of $150 million, and this dividend was paid to The PMI Group in July 2004. No further dividends may be paid prior to July 2005 without the prior approval of the Director of the Arizona Department of Insurance. APTIC paid $13.0 million in dividends to The PMI Group in the first quarter of 2004 prior to the Company’s sale of APTIC. In 2003, following approval from the Director of the Arizona Department of Insurance, PMI declared and paid an extraordinary dividend of $100 million to The PMI Group. In addition, Residential Guaranty Co., one of the Company’s Arizona domiciled insurance subsidiaries, paid dividends to The PMI Group in the amount of $8.4 million, which it was able to pay as an ordinary dividend without prior permission from the Arizona Department of Insurance. In 2002, following receipt of approval from the Director, PMI declared and paid an extraordinary dividend of $100 million to The PMI Group. The dividend was paid in cash of $66 million and stock of SPS, as well as its limited partnership interest in Truman. The combined value of the stock of SPS and Truman at the time of the dividend was approximately $34 million. No dividends have been paid to PMI by our international subsidiaries in 2004, 2003 or 2002.

In August 2004, the Company’s Board of Directors approved a $0.03 per share annual dividend increase to $0.18 per share annually beginning in the third quarter of 2004 and the establishment of a dividend reinvestment plan.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC’s certificate of incorporation, a stockholders’ agreement between the PMI Group and other investors in FGIC, and FGIC’s 6.0% senior notes. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period. In addition, in accordance with the normal practice of the New York Insurance Department in connection with change in control applications, FGIC is subject to commitments to the department that it will prevent FGIC from paying any dividends on its common stock for a period of two years from the date of the acquisition, December 18, 2005, without the prior written consent of the New York Insurance Department.

Preferred Stock—The PMI Group’s certificate of incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to set the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. The Company may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock.

Pursuant to the support agreement described in Note 22. Capital Support Agreements, the Company has agreed that, in the event that Allstate, the Company’s former parent, makes a payment contemplated by the Allstate Support Agreements or the runoff support agreement, Allstate will have the right to receive preferred stock of The PMI Group or PMI with a liquidation preference equal to the amount of such payment. Such preferred stock will rank senior in right of payment to the issuer’s common stock and, so long as such preferred stock is outstanding, the issuer thereof will be prohibited from paying any dividends or making any other distributions on its common stock.

NOTE 17.    BENEFIT PLANS

Effective January 1, 2003, all full-time and part-time employees of the Company are eligible to participate in The PMI Group, Inc. Retirement Plan (the “Plan”), a noncontributory defined benefit plan. The Plan generally has been funded by the Company to the fullest extent permitted by federal income tax rules and regulations. In addition, certain employees whose annual earnings exceed $205,000 under Internal Revenue Code (“IRC”) Section 401(a)(17) and limits established under IRC Section 415 participate in The PMI Group, Inc. Supplemental Employee Retirement Plan, a noncontributory defined benefit plan. Benefits under both pension plans are based upon the employees’ length of service, average annual compensation and estimated social security retirement benefits.

The Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan (the “OPEB Plan”). Generally, qualified employees may become eligible for these benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group plans or other approved plans for ten or more years prior to retirement. The Company contributes a fixed dollar subsidy towards the cost of coverage. Retirees are expected to pay all amounts in excess of the Company’s fixed dollar subsidy. The Company assessed the impact on liabilities due to the Medical Prescription Drug, Improvement and Modernization Act of 2003 and determined that it is not material to our liability.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information with respect to the Company’s benefit plans as of and for the years ended:

	Pension Benefits			Other Post-Employment Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in thousands, except percentages)
Change in benefit obligation
Benefit obligation at January 1	$75,639	$68,021	$43,984	$7,799	$9,065	$5,395
Service cost	9,137	9,694	8,229	1,471	1,535	797
Interest cost	4,796	5,144	4,359	1,121	966	552
Plan amendments	—	1,283	—	—	(9,049)	—
Actuarial (gain) loss	5,026	(1,168)	11,854	(2,478)	5,407	2,385
Benefits paid	(13,634)	(7,335)	(405)	(202)	(125)	(65)
Effect of settlement/curtailment	(2,456)	—	—	—	—	—

Benefit obligation at December 31	$78,508	$75,639	$68,021	$7,711	$7,799	$9,064

Assumptions to determine benefit obligation
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	5.00%	5.00%	5.50%	N/A	N/A	N/A

Change in plan assets
Fair value of plan assets at January 1	$51,977	$38,661	$19,703	$—	$—	$—
Actual return (loss) on plan assets	5,968	8,067	(2,272)	—	—	—
Company contribution	15,968	12,584	21,635	202	125	65
Benefits paid	(13,634)	(7,335)	(405)	(202)	(125)	(65)

Fair value of plan assets at December 31	$60,279	$51,977	$38,661	$—	$—	$—

Funded status
Funded (under funded) status of plan at December 31	$(18,229)	$(23,662)	$(29,360)	$(7,711)	$(7,799)	$(9,064)
Unrecognized actuarial loss (gain)	15,042	16,682	24,170	3,067	5,893	677
Unrecognized prior service cost	(210)	1,179	—	(8,733)	(8,883)	185

Accrued and recognized benefit cost	$(3,397)	$(5,801)	$(5,190)	$(13,377)	$(10,789)	$(8,202)

Recognized amounts
Prepaid benefit cost	$8,833	$5,383		$—	$—
Accrued benefit liability	(12,230)	(11,184)		(13,377)	(10,789)

Net amount recognized (end of year)	$(3,397)	$(5,801)		$(13,377)	$(10,789)

Components of net periodic benefit cost
Service cost	$9,137	$9,694	$8,229	$1,471	$1,535	$797
Interest cost	4,796	5,144	4,359	1,121	966	552
Expected return on assets	(4,347)	(3,190)	(1,900)	—	—	—
Prior service cost amortization	10	103	—	(198)	20	—
Actuarial loss recognized	889	1,372	985	348	192	20
Additional cost	3,080	72	—	48	—	—

Net periodic benefit cost	$13,565	$13,195	$11,673	$2,790	$2,713	$1,369

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Post-Employment Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in thousands, except percentages)
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$78,508	$75,639	$68,021	N/A	N/A	N/A
Accumulated benefit obligation	$53,664	$43,549	$37,134	N/A	N/A	N/A
Fair value of plan assets	$60,279	$51,977	$38,661	N/A	N/A	N/A

Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$9,881	$8,532	$7,229	N/A	N/A	N/A
Accumulated benefit obligation	$9,214	$3,729	$2,813	N/A	N/A	N/A
Fair value of plan assets	—	—	—	N/A	N/A	N/A

Assumptions to determine net periodic benefit cost
Discount rate	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%
Expected return on plan assets	8.00%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.50%	5.50%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	9.00%	11.00%	13.00%

Expected benefit payments
2005	$4,157			$225
2006	$3,516			$254
2007	$5,185			$299
2008	$7,349			$317
2009	$9,525			$361
2010-2014	$70,674			$2,451

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated benefit obligation for its pension plans at December 31, 2004 was $44.5 million and $9.2 million, the combination of which equals the $53.7 million accumulated benefit obligation. As of December 31, 2004, the combined fair value of plan assets exceeded our combined accumulated benefit obligation. The health care cost trend on covered charges for other postretirement benefits was 9% in 2004, which will be reduced by 2% per year to 5% in 2006. In 2004, the Company contributed $16.0 million to its pension plan. The maximum annual deductible under IRS rules was approximately $16 million for 2004. Benefits paid during 2004 increased primarily as a result of lump sum distributions to former APTIC employees. During 2004, the Company exceeded certain threshold tests related to these lump sum distributions due primarily to the sale of APTIC, and as such, a $1.7 million increase was recorded to the Company’s benefit obligations. This occurrence triggered settlement accounting under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits which requires immediate recognition in current reported consolidated net income of the delayed recognition in net periodic pension cost of certain elements arising from adoption or modification of a pension plan; namely projected benefit obligation gains and losses, plan asset gains and losses, transition amounts, and costs of retroactive plan amendments. This charge was recorded as an offset to the Company’s net gain on sale of APTIC in accordance with SFAS No. 144. Additional cost in Components of net periodic benefit cost in the above table includes this charge and a $1.4 million curtailment charge recorded in the first quarter of 2004 also relating to the sale of APTIC.

	Target Allocation	Percentage of Plan Assets at December 31,
		2004	2003
Asset allocation:
U.S. stocks	40%-60%	50%	40%
International stocks	0%-30%	14%	12%
U.S. fixed income securities	20%-50%	35%	29%
U.S. cash and cash equivalents	0%-10%	1%	19%

Total		100%	100%

The primary objective of the Plan is to provide retirement income for Plan participants and their beneficiaries in accordance with the terms of the Plan. As such, the key objective in the Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. A secondary financial objective is to reduce reliance on contributions as a source of benefit payments. As such, Plan assets are invested to maximize the Plan’s funded ratios over the long-term while managing the downside risk. The strategic asset allocation ranges represent a long-term perspective. Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. These divergences should be of a relatively short-term nature, unless the circumstances warrant a longer term divergence from the permissible ranges. The Company evaluates and rebalances asset allocations as appropriate and reviews the Plan to make sure that the Plan remains properly funded to protect the benefit security of the participants. As of December 31, 2003, cash and cash equivalents were higher than the target range due to the timing of the contribution and fund allocation at year end 2003, and to the expected payout in the following year at December 31, 2002.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally exceeding the minimum amounts required by the Employee Retirement Income Security Act. Currently, the Company estimates the allowable contributions to be between approximately $0 to $8 million. Accordingly, the Company expects to contribute approximately $5 million to $8 million to the Plan in 2005, subject to the approval of the Finance and Investment Committee of the Board of Directors.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sensitivity of Retiree Welfare Results—Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$485	$(41)
Effect on accumulated post-retirement benefit obligation	$1,394	$(98)

Savings and Profit Sharing Plans—All full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $2.4 million for 2004, $3.1 million for 2003 and $2.8 million for 2002. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan is $14.0 million as of December 31, 2004 and is included in other liabilities and accrued expenses.

NOTE 18.    INCENTIVE PLANS

Equity Incentive Plan—The PMI Group, Inc. Equity Incentive Plan provides for awards of both non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. As amended and restated in 2004 under the Equity Incentive Plan, non-employee directors receive quarterly, automatic, non-discretionary grants of stock units with an initial value of $21,250. The number of units granted depends on the fair market value of the Company’s common stock on the grant date but each stock unit has an initial value equal to the fair market value of one share of common stock on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date or upon termination of board service. During 2004, an additional 2,000,000 shares were authorized by the Board of Directors for future option grants. Generally, options are granted with an exercise price equal to the market value on the date of grant, expire ten years from the grant date and have a three-year vesting period.

The following is a summary of the stock option activity in the Equity Incentive Plan for the years ended:

	2004		2003		2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	5,871,981	$26.39	5,267,379	$25.00	5,297,716	$21.67
Granted	1,389,271	$39.70	1,322,006	$28.47	951,701	$35.66
Exercised	(1,236,800)	$21.96	(648,791)	$19.16	(937,890)	$16.62
Forfeited	(172,660)	$34.62	(68,613)	$30.87	(44,148)	$32.05

Outstanding at end of year	5,851,792	$30.33	5,871,981	$26.36	5,267,379	$25.00

Exercisable at year end	3,677,572	$27.16	3,706,576	$24.02	2,844,206	$20.95
Weighted-average fair value of options granted		$14.86		$12.09		$15.57
Reserved for future grants	7,394,374	—	6,713,604	—	8,040,008	—

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average remaining contractual life of options outstanding as of December 31, 2004 was 6.2 years, and the range of exercise price on those options was $8.79 to $43.96.

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Under the ESPP, the Company sold 96,021 treasury shares in 2004, 70,493 treasury shares in 2003 and 66,635 treasury shares in 2002. The Company applies APB No. 25 in accounting for the ESPP. The Company’s adoption of SFAS No. 123(R) will require expense recognition of the amount of the discount to current fair value of ESPP shares purchased by employees. The Company does not expect the effect of the adoption to be material as it relates to the ESPP.

NOTE 19.    DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, the results of operations for APTIC were classified as discontinued operations for the fourth quarter of 2003 with prior periods adjusted for comparability. The Company recognized an after-tax gain of $30.1 million upon completion of the sale of APTIC on March 19, 2004. In December 2004, the Company reduced its gain on sale of APTIC by $1.1 million after tax related to the true-up of the Company’s pension liability due to settlement accounting triggered by the sale of APTIC as previously discussed in Note 17. Benefit Plans.

The results of operations of APTIC for the years ended:

	2004	2003	2002
	(Dollars in thousands)
Total revenues	$54,456	$304,231	$239,993
Losses and loss adjustment expenses	2,683	19,943	11,325
Other underwriting and operating expenses	46,017	257,395	208,040

Income before income taxes from discontinued operations	5,756	26,893	20,628
Income taxes	1,958	7,186	7,199

Income from discontinued operations	3,798	19,707	13,429
Gain on sale of discontinued operations, net of income taxes of $16,536	29,003	—	—

Total income from discontinued operations	$32,801	$19,707	$13,429

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Year Ended December 31, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$634,004	$136,321	$—	$74	$770,399
Net investment income	102,230	47,091	—	19,288	168,609
Equity in earnings from unconsolidated subsidiaries	15,280	—	67,844	430	83,554
Realized capital loss on equity investment held for sale	—	—	—	(20,420)	(20,420)
Net realized investment gains and other income	2,629	7,937	—	25,528	36,094

Total revenues	754,143	191,349	67,844	24,900	1,038,236

Losses and expenses:
Losses and loss adjustment expenses	233,157	4,125	—	—	237,282
Amortization of deferred policy acquisition costs	72,129	13,087	—	—	85,216
Other underwriting and operating expenses	101,387	31,388	—	71,920	204,695
Litigation settlement refund	(2,574)	—	—	—	(2,574)
Interest expense	62	73	—	34,491	34,626

Total losses and expenses	404,161	48,673	—	106,411	559,245

Income (loss) from continuing operations before income taxes	349,982	142,676	67,844	(81,511)	478,991
Income tax (benefit) from continuing operations	95,467	42,761	7,142	(32,911)	112,459

Income (loss) from continuing operations after income taxes	254,515	99,915	60,702	(48,600)	366,532

Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798

Gain on sale of discontinued operations after income taxes of $16,536	—	—	—	29,003	29,003

Net income (loss)	$254,515	$99,915	$60,702	$(15,799)	$399,333

Total assets	$2,540,303	$1,114,198	$774,880	$716,586	$5,145,967

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$592,814	$104,028	$—	$86	$696,928
Net investment income	103,083	31,314	—	15,382	149,779
Equity in earnings (losses) from unconsolidated subsidiaries	13,575	—	6,587	(15,565)	4,597
Net realized investment gains and other income	1,825	398	—	38,194	40,417

Total revenues	711,297	135,740	6,587	38,097	891,721

Losses and expenses:
Losses and loss adjustment expenses	214,684	(5,596)	—	—	209,088
Amortization of deferred policy acquisition costs	78,877	10,450	—	—	89,327
Other underwriting and operating expenses	72,173	20,322	—	83,198	175,693
Interest expense and distribution on mandatorily redeemable preferred securities	167	5	—	24,319	24,491

Total losses and expenses	365,901	25,181	—	107,517	498,599

Income (loss) from continuing operations before income taxes	345,396	110,559	6,587	(69,420)	393,122
Income tax (benefit) from continuing operations	99,903	31,912	1,645	(14,646)	118,814

Income (loss) from continuing operations after income taxes	245,493	78,647	4,942	(54,774)	274,308

Income from discontinued operations before income taxes	—	—	—	26,893	26,893
Income taxes from discontinued operations	—	—	—	7,186	7,186

Income from discontinued operations	—	—	—	19,707	19,707

Income (loss) before extraordinary item	245,493	78,647	4,942	(35,067)	294,015
Extraordinary gain on write off of negative goodwill, net of income taxes of $408	—	—	5,418	—	5,418

Net income (loss)	$245,493	$78,647	$10,360	$(35,067)	$299,433

Total assets	$2,467,732	$905,805	$700,828	$719,924	$4,794,289

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$611,112	$65,650	$—	$95	$676,857
Net investment income	86,525	14,994	—	19,062	120,581
Equity in earnings from unconsolidated subsidiaries	12,433	—	4,235	27,557	44,225
Net realized investment (losses) gains and other income	(2,241)	4,179	—	38,517	40,455

Total revenues	707,829	84,823	4,235	85,231	882,118

Losses and expenses:
Losses and loss adjustment expenses	149,856	7,586		133	157,575
Amortization of deferred policy acquisition costs	76,525	6,891	—	—	83,416
Other underwriting and operating expenses	56,087	13,169	—	75,621	144,877
Lease abandonment and other relocation costs	9,280	—	—	2,903	12,183
Litigation settlement charge	12,222	—	—	—	12,222
Interest expense and distribution on preferred securities	162	6	—	21,516	21,684

Total losses and expenses	304,132	27,652	—	100,173	431,957

Income (loss) from continuing operations before income taxes	403,697	57,171	4,235	(14,942)	450,161
Income tax expense (benefit) from continuing operations	122,896	15,974	1,482	(15,807)	124,545

Income from continuing operations	280,801	41,197	2,753	865	325,616

Income from discontinued operations before income taxes	—	—	—	20,628	20,628
Income taxes from discontinued operations	—	—	—	7,199	7,199

Income from discontinued operations	—	—	—	13,429	13,429

Income before cumulative effect of a change in accounting principle	280,801	41,197	2,753	14,294	339,045
Cumulative effect of a change in accounting principle	—	7,172	—	—	7,172

Net income	$280,801	$48,369	$2,753	$14,294	$346,217

Total assets	$2,202,354	$540,385	$45,633	$728,677	$3,517,049

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

PMI’s statutory net income, statutory surplus and contingency reserve liability as of and for the years ended:

	2004	2003	2002
	(Dollars in thousands)
Statutory net income	$323,938	$293,532	$398,562
Statutory surplus	$750,884	$608,782	$366,738
Contingency reserve liability	$2,401,452	$2,217,484	$2,055,183

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve included in total liabilities, with annual additions equal to 50% of premiums earned for that year. During 2004, PMI contributed $319.7 million to the reserve. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. During 2004, $135.7 million was released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses.

NOTE 22.    CAPITAL SUPPORT AGREEMENTS

PMI’s claims-paying ratings from certain national rating agencies have been based on various capital support commitments from Allstate (“Allstate Support Agreements”). On October 27, 1994, the Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or The PMI Group. In the event any amounts are paid or contributed, which possibility management believes is remote, Allstate would receive subordinated debt or preferred stock of PMI or The PMI Group in return. No payment obligations have arisen under the Runoff Support Agreement. The Runoff Support Agreement provides PMI with additional capital support for rating agency purposes.

The Runoff Support Agreement contains certain covenants, including covenants that (i) PMI will write no new business after its risk-to-capital ratio equals or exceeds 23 to 1; (ii) PMI will pay no dividends if, after the payment of any such dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1; and (iii) on the date that any of the following events occur: (a) PMI’s risk-to-capital ratio exceeds 24.5 to 1, (b) Allstate shall have paid any claims relating to PMI policies directly to a policyholder or by paying an amount equal to such claims to PMI, or to The PMI Group for contribution to PMI, pursuant to the Runoff Support Agreement, or (c) any regulatory order is issued restricting or prohibiting PMI from making full or timely payments under policies, PMI will transfer substantially all of its assets in excess of $50.0 million to a trust account established for the payment of claims. As of December 31, 2004, less than $0.3 billion of RIF was subject to the Runoff Support Agreement.

In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate amount of $37.7 million, exclusive of capital contributions made prior to April 10, 2001. A 1999 CMG capital support agreement was superseded by execution of the new agreement. On December 31, 2004, CMG’s risk-to capital ratio was 13.0 to 1.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PMI has entered into capital support agreements with its European and Australian subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the European and Australian subsidiaries, the Company guarantees the performance of PMI’s capital support agreements.

As of December 31, 2004, the Company was in compliance with all covenants included in its capital support agreements.

NOTE 23.	CONDENSED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information represents the Company’s proportionate share and has been presented on a combined basis for all equity investees and unconsolidated majority owned subsidiaries accounted for under the equity method as of and for the years ended:

	Equity Investees		Unconsolidated Majority Owned Subsidiaries
	As of December 31,		As of December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$38,895	$37,008	$19,763	$24,806
Investments	1,620,858	1,347,241	51,593	51,593
Accrued investment income	18,078	15,914	—	—
Deferred policy acquisition costs	31,763	17,251	—	—
Servicing assets	—	—	39,896	69,538
Accounts receivable and other assets	73,419	71,901	209,872	215,062

Total assets	$1,783,013	$1,489,315	$321,124	$360,999

Liabilities:
Reserves for losses and loss adjustment expenses	$25,308	$23,726	$—	$—
Unearned premiums	482,443	422,454	—	—
Notes payable	197,573	95,648	184,767	207,699
Accounts payable and other liabilities	61,524	28,143	30,202	69,940

Total liabilities	766,848	569,971	214,969	277,639
Shareholders’ equity	1,016,165	919,344	106,155	83,360

Total liabilities and shareholders’ equity	$1,783,013	$1,489,315	$321,124	$360,999

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$163,693	$48,525	$107,024	$163,973
Total expenses	47,432	19,493	106,065	192,900

Income (loss) before income taxes and extraordinary item	116,261	29,032	959	(28,927)
Income tax expense (benefit)	26,243	6,508	546	(11,264)

Income (loss) before extraordinary item	90,018	22,524	413	(17,663)
Extraordinary gain on write off of negative goodwill, net of income taxes	—	5,418	—	—

Net income (loss)	90,018	27,942	413	(17,663)
Preferred stock dividend	6,877	264	—	—

Net income available (loss attributable) to common shareholders	$83,141	$27,678	$413	$(17,663)

The unconsolidated majority owned subsidiaries are comprised of the Company’s equity investment held for sale (SPS) and PMI Capital I. As of December 31, 2004, included in the Company’s retained earnings were $121.0 million of undistributed equity in earnings from existing equity investees with ownership interest of 50% or less.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2004	First	Second	Third	Fourth	Year
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$254,567	$264,736	$266,171	$252,762	$1,038,236
Net income	$85,563	$96,675	$102,643	$81,651	$366,532
Basic EPS	$0.90	$1.01	$1.07	$0.86	$3.84
Diluted EPS	$0.83	$0.93	$0.99	$0.80	$3.55
Discontinued operations:
Income before tax	$5,756	$—	$—	$—	$5,756
Net income	$3,798	$—	$—	$—	$3,798
Basic EPS	$0.04	$—	$—	$—	$0.04
Diluted EPS	$0.04	$—	$—	$—	$0.04
Gain on sale of discontinued operations:
Gain (loss) on sale of APTIC	$30,108	$—	$—	$(1,105)	$29,003
Basic EPS	$0.31	$—	$—	$(0.01)	$0.30
Diluted EPS	$0.29	$—	$—	$(0.01)	$0.28
Total operations:
Net income	$119,469	$96,675	$102,643	$80,546	$399,333
Basic EPS	$1.25	$1.01	$1.07	$0.85	$4.18
Diluted EPS	$1.16	$0.93	$0.99	$0.79	$3.87
Effect of CoCo’s	$0.07	$0.06	$0.06	$0.05	$0.24
Diluted EPS as previously reported	$1.23	$0.99	$1.05	$0.84	$4.11

2003	First	Second	Third	Fourth	Year
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$229,847	$224,443	$204,682	$232,749	$891,721
Net income	$86,616	$66,333	$55,422	$71,355	$279,726
Basic EPS	$0.98	$0.74	$0.63	$0.76	$3.11
Diluted EPS	$0.90	$0.70	$0.58	$0.71	$2.89
Discontinued operations:
Revenues	$63,576	$74,077	$83,111	$80,127	$300,891
Net income	$2,992	$3,124	$4,710	$8,881	$19,707
Basic EPS	$0.03	$0.04	$0.05	$0.10	$0.22
Diluted EPS	$0.03	$0.03	$0.05	$0.09	$0.20
Total operations:
Net income	$89,608	$69,457	$60,132	$80,236	$299,433
Basic EPS	$1.01	$0.78	$0.68	$0.86	$3.33
Diluted EPS	$0.93	$0.73	$0.63	$0.80	$3.09
Effect of CoCo’s	$0.07	$0.04	$0.04	$0.05	$0.20
Diluted EPS as previously reported	$1.00	$0.77	$0.67	$0.85	$3.29

EITF No. 04-8 requires the dilutive effect of CoCo’s be included in dilutive earnings per share regardless of whether the triggering contingency based on the market price of the issuer’s shares has been satisfied. This change in accounting principle was applied on a retroactive basis for all periods presented. Therefore, the Company restated all prior period dilutive earnings per share. The quarter and year ended December 31, 2004 diluted EPS excluding the effect of CoCo’s is presented for comparative purposes only. Refer to Note 3. New Accounting Standards for further discussion.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting—Management’s report is contained in Item 8 of this report.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information concerning The PMI Group’s directors, including audit committee financial experts, as well as certain other information concerning our executive officers, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Further Information Concerning the Board of Directors.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report, which is incorporated by reference herein.

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

Certain other documents relating to The PMI Group’s corporate governance, including the Code of Business and Ethics, which is applicable to The PMI Group’s directors, officers and employees, the Board’s Guidelines on Significant Corporate Governance Issues, and the charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee of The PMI Group Board of Directors, are available on The PMI Group’s website address at http://www.pmigroup.com. On June 2, 2004, we submitted to the New York Stock Exchange an unqualified Annual CEO Certification pursuant to Section 303A.12(a) of the NYSE’s Listed Company Manual.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Directors—Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participants.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements: The following financial statements are included in Item 8.
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 11th day of March, 2005.

THE PMI GROUP, INC.

By:	/s/ W. ROGER HAUGHTON
W. Roger Haughton Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. ROGER HAUGHTON W. Roger Haughton	Chairman of the Board and Chief Executive Officer	March 11, 2005

/s/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	March 11, 2005

/s/ BRIAN P. SHEA Brian P. Shea	Senior Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	March 11, 2005

/s/ L. STEPHEN SMITH L. Stephen Smith	Director, President and Chief Operating Officer	March 11, 2005

/s/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 11, 2005

/s/ DR. JAMES C. CASTLE Dr. James C. Castle	Director	March 11, 2005

/s/ CARMINE GUERRO Carmine Guerro	Director	March 11, 2005

/s/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 11, 2005

/s/ LOUIS G. LOWER II Louis G. Lower II	Director	March 11, 2005

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 11, 2005

/s/ JOHN D. ROACH John D. Roach	Director	March 11, 2005

Name	Title	Date

/s/ DR. KENNETH T. ROSEN Dr. Kenneth T. Rosen	Director	March 11, 2005

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	March 11, 2005

/s/ RICHARD L. THOMAS Richard L. Thomas	Director	March 11, 2005

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 11, 2005

/s/ RONALD H. ZECH Ronald H. Zech	Director	March 11, 2005

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

PARENT COMPANY ONLY

	As of December 31,
	2004	2003
	(Dollars in thousands, except per share data)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost of $344,612 and $200,431) (Note B)	$347,548	$211,234
Cash and cash equivalents	93,677	96,683
Investments in subsidiaries	3,537,483	3,304,680
Other assets	51,151	65,939

Total assets	$4,029,859	$3,678,536

LIABILITIES
Long-term debt (Note C)	$819,529	$819,543
Other liabilities	72,575	74,964

Total liabilities	892,104	894,507

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 94,025,274 and 95,161,721 shares outstanding	1,114	1,114
Additional paid-in capital	455,450	441,508
Treasury stock, at cost (17,311,680 and 16,175,233 shares)	(421,810)	(344,195)
Retained earnings	2,816,363	2,437,576
Accumulated other comprehensive income, net of deferred taxes	286,638	248,026

Total shareholders’ equity	3,137,755	2,784,029

Total liabilities and shareholders’ equity	$4,029,859	$3,678,536

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
REVENUES
Equity in earnings from subsidiaries	$417,038	$325,295	$356,493
Investment income	18,624	14,127	19,671
Net realized investment gains (losses)	(555)	1,359	12
Realized capital loss on equity investment held for sale (Note D)	(20,420)	—	—
Realized capital loss on sale of unconsolidated subsidiary (Note D)	—	(3,116)	—

Total revenues	414,687	337,665	376,176

EXPENSES
Underwriting and operating expenses	30,372	26,126	21,516
Lease abandonment and relocation costs (Note E)	—	—	2,903
Interest expense and distributions on mandatorily redeemable preferred securities	34,491	24,576	21,772

Total expenses	64,863	50,702	46,191

Income before income tax benefit	349,824	286,963	329,985
Income tax benefit	20,506	7,052	9,060

Income after income tax benefit	370,330	294,015	339,045

Gain on sale of discontinued operations, net of income taxes of $16,536 (Note F)	29,003	—	—

Income before extraordinary item and cumulative effect of a change in accounting principle	399,333	294,015	339,045
Extraordinary gain on write-off of negative goodwill, net of income taxes of $408	—	5,418	—
Cumulative effect of a change in accounting principle	—	—	7,172

NET INCOME	$399,333	$299,433	$346,217

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

PARENT COMPANY ONLY

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
NET INCOME	$399,333	$299,433	$346,217

Change in unrealized gains on investments, net of deferred taxes of $1,793, $7,172 and $21,253	7,316	12,559	45,218
Reclassification of realized (gains) losses included in net income, net of taxes	(361)	883	(8)
Change in currency translation gains	31,666	116,825	31,758

Other comprehensive income, net of taxes	38,621	130,267	76,968

COMPREHENSIVE INCOME	$437,954	$429,700	$423,185

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$399,333	$299,433	$346,217
Income from discontinued operations, net of income taxes	(3,798)	—	—
Gain on sale of discontinued operations, net of income taxes	(29,003)	—	—
Extraordinary gain from write-off of negative goodwill, net of income taxes	—	(5,418)	—
Cumulative effect of a change in accounting principle	—	—	(7,172)

Income from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	366,532	294,015	339,045
Adjustments to reconcile net income before extraordinary item and cumulative effect of a change in accounting principle to net cash provided by operating activities:
Equity in earnings from subsidiaries	(417,038)	(325,295)	(356,493)
Net realized investment (gains) and losses	555	(1,359)	(12)
Realized capital loss on equity investment held for sale	20,420	—	—
Realized capital loss on sale of unconsolidated subsidiary	—	3,116	—
Amortization	1,336	3,045	1,068
Changes in:
Payable to affiliates	2,588	5,655	(3,593)
Other	72,844	(25,591)	15,643

Net cash provided by (used in) operating activities	47,237	(46,414)	(4,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	62,292	208,508	212,624
Proceeds from sales of equity securities	—	29	—
Proceeds from sale of investments in affiliates	—	6,500	—
Purchases of fixed income securities	(93,802)	(134,570)	(158,721)
Net change in short-term investments	(115,000)	—	—
Investments in unconsolidated subsidiaries	—	(643,109)	(72,326)
Change in related party receivable	(20,542)	—	—
Dividends received from subsidiaries (Note G)	163,000	108,400	102,500

Net cash (used in) provided by continuing operations	(4,052)	(454,242)	84,077
Net effect of discontinued operations	33,234	—	—

Net cash provided by (used in) investing activities	29,182	(454,242)	84,077

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	334,650	—
Repayment of long-term debt	(14)	—	—
Net proceeds from issuance of common stock	—	207,918	—
Purchase of treasury stock	(99,998)	(19,719)	(26,807)
Proceeds from issuance of treasury stock	36,325	17,617	18,946
Dividends paid to shareholders	(15,738)	(11,734)	(8,179)

Net cash (used in) provided by financing activities	(79,425)	528,732	(16,040)

Net increase (decrease) in cash and cash equivalents	(3,006)	28,076	63,695
Cash and cash equivalents at beginning of year	96,683	68,607	4,912

Cash and cash equivalents at end of year	$93,677	$96,683	$68,607

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

A. Basis of Presentation

The accompanying The PMI Group, Inc. (“Parent Company”) condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data of this Form 10-K. The Parent Company’s subsidiaries are presented using the equity method of accounting. Net income of these subsidiaries is reported as equity in net income of subsidiaries.

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2004.

The preparation of Condensed Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

B. Investments

The Parent Company classifies its fixed income securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. The Parent Company’s investments in fixed income securities are composed of corporate bonds and agency securities.

C. Long-Term Debt

Debt is composed of the following obligations at December 31, 2004:

	2004	2003
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$360,000
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,543

In December 2004, the Parent Company entered into a five-year $175.0 million revolving credit facility agreement with Bank of America, N.A. and a consortium of lenders. The interest rate is LIBOR plus a margin. The agreement provides the availability of additional liquidity and capital which the Parent Company can utilize for working capital, capital expenditures and other business purposes. The facility may be increased by $25.0 million to $200.0 million at the Parent Company’s request subject to approval by the lenders. The credit facility contains certain financial covenants and restrictions, including debt-to-capital and risk-to-capital ratio thresholds. The Parent Company was in compliance with all debt covenants for the year ended December 31, 2004. There were no amounts related to this facility outstanding as of December 31, 2004.

D. Realized Capital Loss on Subsidiaries

In January 2005, the Parent Company signed a Summary of Terms with Credit Suisse First Boston (USA), Inc. (“CSFB”) to enter in a strategic transaction with Select Portfolio Servicing Inc. and its parent SPS Holding Corp. (“SPS”). Under the Summary of Terms, CSFB received an option to acquire 100% of the Parent Company’s outstanding stock of SPS. Based on the proposed purchase price, the Parent Company recorded an impairment of its equity investment in SPS of $20.4 million pre-tax as of December 31, 2004. The impairment was recorded as a realized capital loss on equity investment held for sale due to the Parent Company’s decision to dispose of its stock of SPS.

In 2003, the Parent Company sold its ownership in Truman Capital Founders LLC for $6.5 million, resulting in a realized capital loss of $3.6 million pre-tax.

E. Lease Abandonment and Relocation Costs

In August 2002, the Parent Company relocated its home office. The remaining rent owed on its former home office lease was accrued as a charge along with certain other relocation expenses in 2002.

F. Discontinued Operations

In October 2003, the Parent Company entered into an agreement to sell its title insurance operations American Pioneer Title Insurance Company (“APTIC”), for $115.1 million in cash. In accordance with accounting guidance, the result of operations for APTIC were classified as discontinued operations beginning in the fourth quarter of 2003. In 2004, we recognized an after-tax gain of $29.0 million relating to the sale of APTIC on March 19, 2004. No results related to APTIC have been recorded in the condensed statements of operations for the last three quarters of 2004.

G. Dividends from Subsidiaries

During 2004, 2003 and 2002, the Parent Company received $150.0 million, $108.4 million and $102.5 million, respectively, of extraordinary cash dividends. In addition, APTIC paid $13.0 million in dividends to the Parent Company in the first quarter of 2004 prior to the sale of APTIC.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2004, 2003 and 2002

Segment	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Investment Income and Equity Earnings	Losses and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses
	(Dollars in thousands)
2004
U.S. MI (1)	$53,998	$338,620	$152,685	$598,119	$634,004	$117,510	$233,157	$72,129	$98,813
International Operations	38,440	26,224	332,091	173,178	136,321	47,091	4,125	13,087	31,388
Financial Guaranty	—	—	—	—	—	67,844	—	—	—
Other	—	3	39	65	74	19,718	—	—	71,920

Total	$92,438	$364,847	$484,815	$771,362	$770,399	$252,163	$237,282	$85,216	$202,121

2003
U.S. MI (1)	$69,656	$325,262	$181,854	$685,053	$592,814	$116,658	$214,684	$78,877	$72,173
International Operations	32,418	21,674	287,099	190,869	104,028	31,314	(5,596)	10,450	20,322
Financial Guaranty	—	—	—	—	—	6,587	—	—	—
Other	—	3	48	79	86	(183)	—	—	83,198

Total	$102,074	$346,939	$469,001	$876,001	$696,928	$154,376	$209,088	$89,327	$175,693

2002
U.S. MI (1)	$64,380	$315,718	$87,064	$608,992	$611,112	$98,958	$149,856	$76,525	$56,087
International Operations	20,830	17,848	145,759	82,524	65,650	14,994	7,586	6,891	13,169
Financial Guaranty	—	—	—	—	—	4,235	—	—	—
Other	—	3	54	91	95	46,619	133	—	75,621

Total	$85,210	$333,569	$232,877	$691,607	$676,857	$164,806	$157,575	$83,416	$144,877

(1)	Represents U.S. Mortgage Insurance Operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

Years ended December 31, 2004, 2003 and 2002

Premiums Earned	Gross Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands, except percentages)
2004
Mortgage Guaranty	$927,553	$7,931	$165,085	$770,399	1.0%

2003
Mortgage Guaranty	$834,725	$12,364	$150,161	$696,928	1.8%

2002
Mortgage Guaranty	$777,542	$1,049	$101,734	$676,857	0.2%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995).

3.1a

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002
(File No. 001-13664), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995).

4.2

Indenture, dated as of November 19, 1996, between The PMI Group, Inc. and The Bank of New York, as Trustee, in connection with the sale of $100,000,000 aggregate principal amount of 6 3/4% Notes due November 15, 2006 (incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on November 27, 1996 (File No. 001-13664).

4.3

Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee (incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664)).

4.4

Rights Agreement (including form of rights certificate and certificate of designation) dated as of January 26, 1998, between The PMI Group, Inc. and ChaseMellon Shareholder Services L.L.C. (incorporated by reference to the registrant’s Form 8-A12B, filed with the SEC on February 2, 1998 (File No. 001-13664)).

4.5

Indenture dated as of July 16, 2001 between The PMI Group, Inc. and The Bank of New York, as Trustee (incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on July 18, 2001 (File No. 001-13664)).

4.5a

First Supplemental Indenture dated as of May 28, 2003, to the Indenture, dated as of July 16, 2001, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.24 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

4.6

Resale Registration Rights Agreement, dated as of July 16, 2001, among The PMI Group, Inc., Bank of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on July 18, 2001 (File No. 001-13664)).

4.7

Indenture, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

4.8

Supplemental Indenture No. 1, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.31 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.1*	The PMI Group, Inc. Bonus Incentive Plan, effective as of January 1, 2004 (incorporated by reference to the registrant’s proxy statement filed with the SEC on April 22, 2004 (File No. 001-13664)).

10.2*

The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of May 27, 2004 (incorporated by reference to the registrant’s proxy statement filed with the SEC on April 22, 2004 (File No. 001-13664)).

10.3*

The PMI Group, Inc. Stock Plan for Non-Employee Directors, amended and restated as of August 16, 1999 (incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 001-13664)).

Exhibit Number	Description of Exhibits

10.3a*

Amendment No. 1 to The PMI Group, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 001-13664)).

10.3b*

Amendment No. 2 to The PMI Group, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-99378)).

10.4*	The PMI Group, Inc. Retirement Plan (July 30, 2002 Restatement) (incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

10.4a*	Amendment to The PMI Group, Inc. Retirement Plan, dated March 10, 2005.

10.5*

The PMI Group, Inc. Directors’ Deferred Compensation Plan, amended and restated as of July 21, 1999 (incorporated by reference to the registrant’s Form S-8 Registration Statement (No. 333-32190), filed with the SEC on March 10, 2000).

10.5a*	Amendment No. 1 to The PMI Group, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to the registrant’s report on Form 8-K, dated December 20, 2004 (File No. 001-13664)).

10.6*

The PMI Group, Inc. Additional Benefit Plan, effective February 18, 1999 (incorporated by reference to exhibit 10.14 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13664)).

10.7*

The PMI Group, Inc. Officer Deferred Compensation Plan (effective July 1, 1997) (incorporated by reference to the registrant’s proxy statement filed with the SEC on April 22, 2004 (File No. 001-13664)).

10.7a*

Amendment No. 1 to The PMI Group, Inc. Officer Deferred Compensation Plan, dated December 22, 2004 (incorporated by reference to exhibit 10.21a to the registrant’s report on Form 8-K, dated December 22, 2004 (File No. 001-13664)).

10.8

Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors (incorporated by reference to exhibit 10.15 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

10.9	Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

10.10*	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s report on Form 8-K, dated February 23, 2005 (File No. 001-13664)).

10.11*	Form of Stock Option Agreement for Directors (incorporated by reference to exhibit 10.26 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

10.12*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.27 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

10.13*	Form of Performance Share Agreement (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.14*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s report on Form 8-K, dated October 15, 2004 (File No. 001-13664)).

10.15	Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended).

10.16	Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended).

Exhibit Number	Description of Exhibits

10.17

Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.18

Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.9 to Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995).

10.19

Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co. (incorporated by reference to exhibit 10.10 to Amendment No. 1 to Form S-1, filed with the SEC on March 2, 1995).

10.20

Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) (incorporated by reference to exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended).

10.20a

First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co. (incorporated by reference to the exhibit 10.12a to registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended).

10.21

First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company (incorporated by reference to exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended).

10.22

Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover (incorporated by reference to exhibit 10.16 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), as amended).

10.23

The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to exhibit 10.29 to the registrant’s Form 10-K, filed with the SEC on March 31, 1997 (File No. 001-13664)).

10.24

Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to exhibit 10.30 to the registrant’s Form 10-K, filed with the SEC on March 31, 1997 (File No. 001-13664)).

10.25

Master Repurchase Agreement dated as of April 24, 2003 between Banc of America Securities LLC and The PMI Group, Inc. (incorporated by reference to exhibit 10.22 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13664).

10.26

Stockholders’ Agreement, dated as of August 3, 2003, among Falcons Acquisition Corp., The PMI Group, Inc., Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P. and Blackstone Family Investment Partnership IV-A L.P., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., Cypress Side-by-Side LLC, 55th Street Partners II L.P., CIVC/FGIC Investment Company LLC, CIVC Partners Fund III, L.P., CIVC Partners Fund IIIA, L.P., and the management investors listed therein and any other management investors who subsequently become a party to the agreement (“Stockholders’ Agreement”) (incorporated by reference to exhibit 99.1 to the registrant’s current report on Form 8-K, filed with the SEC on August 6, 2003 (File No. 001-13664)).

10.26a	First Amendment to Stockholders’ Agreement, dated as of December 18, 2003.

10.26b	Second Amendment to Stockholders’ Agreement, dated as of February 25, 2004.

Exhibit Number	Description of Exhibits

10.26c	Third Amendment to Stockholders’ Agreement, dated as of July 14, 2004.

10.27

Equity Commitment Letter, dated as of August 3, 2003, signed by The PMI Group, Inc, Falcons Acquisition Corp., FGIC Holdings, Inc. and General Electric Capital Corporation (incorporated by reference to exhibit 99.2 to the registrant’s current report on Form 8-K, filed with the SEC on August 6, 2003 (File No. 001-13664)).

10.28

Purchase Contract Agreement, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as purchase contract agent (incorporated by reference to exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.29

Pledge Agreement, dated as of November 3, 2003, among The PMI Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent and attorney-in-fact (incorporated by reference to exhibit 10.32 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.30

Remarketing Agreement, dated as of November 3, 2003, among The PMI Group, Inc., Banc of America Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact (incorporated by reference to exhibit 10.33 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.31	Form of Corporate Unit (included in Exhibit 10.28).

10.32	Form of Treasury Unit (included in Exhibit 10.28).

10.33	Form of Note (included in Exhibit 4.8).

10.34*

Letter dated December 6, 2002 from PMI Mortgage Insurance Co. to Donald P. Lofe, Jr. (incorporated by reference to exhibit 10.38 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-13664)).

10.35*	Summary of Compensation Arrangements Applicable to Named Executive Officers and Non-Employee Directors of The PMI Group, Inc.

10.36

Summary of Terms, dated January 19, 2004, among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., DLJ Mortgage Capital, Inc., FSA Portfolio Management, Inc., SPS Holding Corp. and Select Portfolio Servicing, Inc.

10.37	Revolving Credit Agreement, dated as of December 15, 2004, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto.

10.38*

The PMI Group, Inc. Supplemental Employee Retirement Plan (amended and restated as of May 20, 1999) (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13664)).

11.1	Statement re: Computation of Net Income Per Share.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.