Form 10-Q
period 2005-03-31
PMI GROUP INC
filed 2005-05-06
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 30, 2005	93,515,752

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$199,567	$185,302
Net investment income	43,790	40,041
Equity in earnings from unconsolidated subsidiaries	25,212	19,098
Net realized investment gains	721	1,275
Other income	5,535	8,851

Total revenues	274,825	254,567

LOSSES AND EXPENSES
Losses and loss adjustment expenses	64,481	59,820
Amortization of deferred policy acquisition costs	20,443	23,095
Other underwriting and operating expenses	45,645	50,320
Interest expense	9,553	8,515

Total losses and expenses	140,122	141,750

Income from continuing operations before income taxes	134,703	112,817
Income taxes from continuing operations	33,545	27,254

Income from continuing operations after income taxes	101,158	85,563

Income from discontinued operations before income taxes (Note 12)	—	5,756
Income taxes from discontinued operations	—	1,958

Income from discontinued operations after income taxes	—	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	30,108

NET INCOME	$101,158	$119,469

PER SHARE DATA
Basic:
Continuing operations	$1.08	$0.90
Discontinued operations	—	0.04
Gain on sale of discontinued operations	—	0.31

Basic net income	$1.08	$1.25

Diluted:
Continuing operations	$1.00	$0.83
Discontinued operations	—	0.04
Gain on sale of discontinued operations	—	0.29

Diluted net income	$1.00	$1.16

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale at fair value:
Fixed income securities	$2,845,763	$2,924,867
Equity securities:
Common	128,735	129,310
Preferred	110,385	110,633
Short-term investments	131,071	128,703

Total investments	3,215,954	3,293,513

Cash and cash equivalents	428,526	328,037
Investments in unconsolidated subsidiaries	919,869	911,604
Equity investment held for sale (Notes 1 and 6)	110,373	109,519
Related party receivables	13,764	18,439
Accrued investment income	46,503	45,077
Premiums receivable	53,335	59,511
Reinsurance receivables and prepaid premiums	40,680	46,252
Reinsurance recoverables	3,235	3,405
Deferred policy acquisition costs	89,578	92,438
Property and equipment, net of accumulated depreciation and amortization	180,336	178,778
Other assets	59,517	59,394

Total assets	$5,161,670	$5,145,967

LIABILITIES
Reserve for losses and loss adjustment expenses	$364,782	$364,847
Unearned premiums	474,761	484,815
Long-term debt	819,529	819,529
Reinsurance payables	56,290	63,045
Deferred income taxes	115,951	105,512
Other liabilities and accrued expenses	158,186	170,464

Total liabilities	1,989,499	2,008,212

Commitments and contingencies (Notes 8 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 93,491,875 and 94,025,274 shares outstanding	1,114	1,114
Additional paid-in capital	457,999	455,450
Treasury stock, at cost (17,845,079 and 17,311,680 shares)	(449,542)	(421,810)
Retained earnings	2,913,303	2,816,363
Accumulated other comprehensive income, net of deferred taxes	249,297	286,638

Total shareholders’ equity	3,172,171	3,137,755

Total liabilities and shareholders’ equity	$5,161,670	$5,145,967

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,158	$119,469
Income from discontinued operations, net of income taxes	—	(3,798)
Gain on sale of discontinued operations, net of income taxes	—	(30,108)

Income from continuing operations after income taxes	101,158	85,563
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(25,212)	(19,098)
Net realized investment gains	(721)	(1,275)
Depreciation and amortization	8,639	6,754
Deferred income taxes	2,365	36,866
Policy acquisition costs incurred and deferred	(17,583)	(18,389)
Amortization of deferred policy acquisition costs	20,443	23,095
Changes in:
Accrued investment income	(1,426)	(4,330)
Premiums receivable	6,176	1,334
Reinsurance receivables, net of reinsurance payables	(1,183)	76
Reinsurance recoverables	170	(557)
Reserve for losses and loss adjustment expenses	(65)	10,048
Unearned premiums	(10,054)	11,575
Income taxes payable	6,758	23,181
Other	(3,524)	8,234

Net cash provided by operating activities	85,941	163,077

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	104,176	136,516
Proceeds from sales of equity securities	11,094	12,976
Proceeds from sale of subsidiary	—	115,063
Investment purchases:
Fixed income securities	(46,846)	(330,802)
Equity securities	(12,262)	(11,678)
Net change in short-term investments	(3,567)	(101,302)
Distributions from unconsolidated subsidiaries, net of capital contributions	1,951	247
Net change in related party receivables	4,675	176
Capital expenditures and capitalized software, net of dispositions	(9,144)	(7,604)

Net cash provided by (used in) continuing operations	50,077	(186,408)
Net cash used in discontinued operations	—	(8,948)

Net cash provided by (used in) investing activities	50,077	(195,356)

CASH FLOW FROM FINANCING ACTIVITIES
Purchase of treasury stock	(33,322)	—
Proceeds from issuance of treasury stock	8,139	11,507
Dividends paid to shareholders	(4,218)	(3,591)

Net cash (used in) provided by financing activities	(29,401)	7,916

Effect of the change in foreign currency translations on cash	(6,128)	5,388

Net increase (decrease) in cash and cash equivalents	100,489	(18,975)
Cash and cash equivalents at beginning of period	328,037	397,096

Cash and cash equivalents at end of period	$428,526	$378,121

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the periods for:
Interest	$11,083	$11,325
Income taxes	$7,357	$7,508
Non-cash investing and financing activities:
Capital lease obligations	$136	$313

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and PMI Indemnity Limited, the Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Company Limited, the Irish insurance companies (collectively “PMI Europe”); American Pioneer Title Insurance Company (“APTIC”), a Florida corporation reported as discontinued operations in the consolidated financial statements and sold by The PMI Group on March 19, 2004; PMI Capital I (“Issuer Trust”), a wholly-owned trust that privately issued debt in 1997; and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

The Company has a 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Assurance Company and CMG Mortgage Reinsurance Company (collectively “CMG”), which conduct residential mortgage insurance business for credit unions; and through the holding companies, RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has ownership interests in several limited partnerships.

The Company also has an equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. In January 2005, the Company signed a Summary of Terms with Credit Suisse First Boston (USA), Inc. (“CSFB”), SPS and SPS’s other major shareholder, pursuant to which CSFB received an option to acquire 100% of the Company’s outstanding investment in SPS. Based on the proposed purchase price, the Company recorded an impairment of its equity investment in SPS of $20.4 million pre-tax in the quarter ended December 31, 2004. The impairment was recorded in continuing operations as a realized capital loss on equity investment held for sale due to the Company’s decision to dispose of SPS.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2004.

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

Significant accounting policies are as follows:

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, a realized investment loss is recognized to the extent of the decline in current period earnings.

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

Investments in Unconsolidated Subsidiaries – Investments in the Company’s unconsolidated subsidiaries include equity investees. Investments in equity investees with ownership interests of 20%-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC, SPS and CMG on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

As of December 31, 2004, the Company reclassified its equity investment in SPS to equity investment held for sale as a result of the Summary of Terms entered into with CSFB. Accordingly, equity in earnings or losses from SPS is included in other income after January 1, 2005. Although the Company’s ownership percentage of SPS exceeds 50%, the Company reports its investment in SPS using the equity method of accounting due to an agreement among the shareholders of SPS (the Shareholder Agreement) limiting the Company’s ability to control the operations of SPS. This treatment is in accordance with guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, (“EITF No. 96-16”). By operation of the Shareholder Agreement, the Company may designate three of the six SPS directors. The other non-management SPS shareholder may designate the other three directors. Further, the Shareholder Agreement requires that more than two-thirds of the SPS board of directors approve, among other things, the distribution of dividends by SPS, any SPS capital expenditure exceeding $250,000 and the adoption of SPS business plans or budgets. These and other supermajority provisions contained in the Shareholder Agreement constitute substantive participating rights as defined in EITF No. 96-16. These rights effectively prevent the Company from causing SPS to take actions that are significant in the ordinary course of its business without the prior approval of the minority shareholder and assure the minority shareholder of effectively participating in the significant decisions that must be taken by SPS in its ordinary course of business.

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

The Securities and Exchange Commission (“SEC”) requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority-owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary is required to be included in the registrant’s interim SEC filings. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test. As of March 31, 2005, income from continuing operations as described in item (iii) above of FGIC Corporation exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC Corporation is included in Note 6. Investments in Unconsolidated Subsidiaries. As of March 31, 2005, the Company’s equity investees and significant unconsolidated majority-owned subsidiaries on a combined basis exceeded certain of the 10% tests in the aggregate, and accordingly, condensed financial statements on a combined basis are provided in Note 14. Condensed Combined Financial Statements of Significant Unconsolidated Subsidiaries and Equity Investees.

Deferred Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations that vary with, and are primarily related to, the acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales-related activities and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs is charged against revenue in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $123.7 million and $120.0 million as of March 31, 2005 and December 31, 2004, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $9.2 million and $7.0 million for the three months ended March 31, 2005 and 2004, respectively.

Related Party Receivables – As of March 31, 2005, related party receivables were $13.8 million consisting of non-trade receivables from equity investees and unconsolidated subsidiaries, of which $12.7 million is the outstanding balance on a $23.0 million subordinated promissory note the Company received from SPS in the third quarter of 2004. The Company received the note in exchange for $23.0 million of subordinated participation interests in SPS debt held by the Company. The note bears interest at 1-month LIBOR plus 2.375% and scheduled principal and interest payments are due monthly through January 2006. All principal and interest payments related to this note are current. Pursuant to the Summary of Terms with CSFB, this note will be payable in full prior to closing if CSFB exercises its option to purchase all of the Company’s shares in SPS. As of December 31, 2004, related party receivables were $18.4 million, of which $16.7 million related to SPS.

Reserve for Losses and Loss Adjustment Expenses – The reserve for losses and loss adjustment expenses (“LAE”) is the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies as short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

Reinsurance – The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverable on paid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverable. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition – Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 76.3% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2005 and 68.3% in the first quarter of 2004. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected in each Book Year as appropriate.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 24.9% for the first three months of 2005, which is lower than the federal statutory rate of 35.0% due to equity in earnings from FGIC Corporation and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income.

Benefit Plans – The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan.

Comprehensive Income – Comprehensive income includes net income, foreign currency translation gains or losses, changes in unrealized gains and losses on investments, and the reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects. For the purposes of interim reporting, the Company reports the components of comprehensive income in the notes to its consolidated financial statements.

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI and equity in earnings from CMG. International Operations include the results of PMI Australia, PMI Europe and the results of operations for Hong Kong. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of our holding company operations, contract underwriting operations, equity in earnings or losses from SPS and limited partnerships, and the discontinued operations of the Company’s former title insurance subsidiary, APTIC.

Earnings Per Share and Dividends – Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. The mandatorily redeemable preferred capital securities and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are anti-dilutive for the periods presented.

The Company adopted EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), in the quarter ended December 31, 2004. EITF No. 04-8 states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and an additional 8.2 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCos in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.06 and $0.07 for the three months ended March 31, 2005 and 2004, respectively.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three months ended:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income:
As reported	$101,158	$119,469
Interest and amortization, net of taxes	1,912	1,912

Net income adjusted for diluted EPS calculation	$103,070	$121,381

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three months ended:

	Three Months Ended March 31,
	2005	2004
	(Shares in thousands)
Weighted-average shares for basic EPS	93,907	95,387
Weighted-average stock options and other dilutive components	1,402	1,501
Weighted-average dilutive components of CoCos	8,153	8,153

Weighted-average shares for diluted EPS	103,462	105,041

Dividends per share declared and accrued to common stockholders	$0.0450	$0.0375

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and its related interpretations. Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the pro forma disclosure of consolidated net income and earnings per share using the fair value method and provides that the employers may continue to account for the stock-based compensation under APB No. 25. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure,

requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	0.47%	0.39%
Expected volatility	30.62%	33.47%
Risk-free interest rate	4.23%	4.27%
Expected life (years from grant date)	6.0	6.0

SFAS No. 123 requires pro forma disclosure of consolidated net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$101,158	$119,469
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,928)	(3,176)

Pro forma net income	97,230	116,293
Interest and amortization expense, net of taxes	1,912	1,912

Pro forma net income for diluted EPS calculation	$99,142	$118,205

Basic earnings per share:
As reported	$1.08	$1.25
Pro forma	$1.04	$1.22
Diluted earnings per share:
As reported	$1.00	$1.16
Pro forma	$0.96	$1.13

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R and the Securities and Exchange Commission’s related rule, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the first quarter of 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123R using the modified prospective method.

The estimated impact to consolidated net income of the Company from the adoption of SFAS No. 123R using the modified prospective method for the year ended December 31, 2006 ranges from approximately $11 million to $13 million. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma consolidated net income and earnings per share in Note 2. Summary of Certain Significant Accounting Policies.

On September 30, 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF No. 03-1-1”), which delayed the effective date of paragraphs 10 through 20 of EITF Issue No. 03-1 that provides guidance on how to evaluate and recognize an other-than-temporary impairment loss. The application of those paragraphs is deferred until additional implementation guidance is provided. EITF No. 03-1 is not currently expected to significantly impact the Company’s consolidated results of operations or consolidated financial condition.

NOTE 4.	INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below.

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of March 31, 2005:
Fixed income securities	$2,728,496	$124,122	$(6,855)	$2,845,763
Equity securities:
Common stocks	102,034	27,150	(449)	128,735
Preferred stocks	105,795	4,769	(179)	110,385

Total equity securities	207,829	31,919	(628)	239,120
Short-term investments	134,066	—	(2,995)	131,071

Total	$3,070,391	$156,041	$(10,478)	$3,215,954

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2004:
Fixed income securities	$2,786,941	$140,963	$(3,037)	$2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total	$3,123,418	$175,657	$(5,562)	$3,293,513

Aging of Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2005.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of March 31, 2005:
Fixed income securities:
Municipal bonds	$—	$—	$17,914	$(602)	$17,914	$(602)
Foreign governments	239,487	(1,562)	5,045	(33)	244,532	(1,595)
Corporate bonds	179,523	(1,309)	80,491	(3,341)	260,014	(4,650)
U.S. government and agencies	98	(1)	178	(7)	276	(8)

Total fixed income securities	419,108	(2,872)	103,628	(3,983)	522,736	(6,855)
Equity securities:
Common stocks	9,586	(429)	385	(20)	9,971	(449)
Preferred stocks	20,000	(179)	—	—	20,000	(179)

Total equity securities	29,586	(608)	385	(20)	29,971	(628)
Short-term investments	—	—	97,007	(2,995)	97,007	(2,995)

Total	$448,694	$(3,480)	$201,020	$(6,998)	$649,714	$(10,478)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2004 and 2005 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover or mature. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. The Company determined that the decline in the market value of certain fixed income and equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million in the first quarter of 2005. The Company recognized no realized losses related to impairment in the first quarter of 2004.

Net Investment Income – Net investment income consists of the following for the three months ended:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Fixed income securities	$39,192	$35,593
Equity securities	2,307	2,353
Short-term investments	2,973	2,726

Investment income before expenses	44,472	40,672
Investment expenses	(682)	(631)

Net investment income	$43,790	$40,041

NOTE 5.	RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans. The Company received funds to cover future claim payments on these loans. The transaction does not transfer insurance risk. Accordingly, the contract is being accounted for under the guidelines of SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk. As of March 31, 2005, $4.8 million of deposits received under this agreement were included in cash and cash equivalents and can only be utilized to pay claims related to the agreement.

NOTE 6.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	Ownership Percentage	December 31, 2004	Ownership Percentage
	(Dollars in thousands)
FGIC Corporation	$699,638	42.0%	$693,671	42.1%
CMG	115,309	50.0%	112,456	50.0%
RAM Re	82,313	24.9%	81,209	24.9%
Other	22,609	various	24,268	various

Total	$919,869		$911,604

As of December 31, 2004, due to the Company’s decision to enter into an agreement with CSFB, the Company reclassified its equity investment in SPS of $109.5 million to equity investment held for sale.

As of March 31, 2005, the Company’s investment in FGIC was $699.6 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing equity in earnings and the Company’s proportionate share of FGIC’s net unrealized gains in its investment portfolio.

As of March 31, 2005, the Company’s total investment in SPS was $123.1 million and consisted of $110.4 million carrying value of the Company’s equity investment and $12.7 million of related party receivables which are presently current. Included in the $110.4 million carrying value of SPS is a $6.5 million component of goodwill which represents the excess of the Company’s carrying value over the Company’s ownership percentage of SPS’s net book value as of March 31, 2005. Pursuant to the Summary of Terms with CSFB described in Note 1. Basis of Presentation, the remaining balance of the Company’s $12.7 million related party receivable will be payable in full prior to closing if CSFB exercises its option to purchase all of the Company’s shares in SPS.

Equity in earnings from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended March 31,
	2005	Ownership Percentage	2004	Ownership Percentage
	(Dollars in thousands)
FGIC	$19,625	42.0%	$13,613	42.1%
SPS *	—	64.9%	344	56.8%
CMG	4,074	50.0%	3,328	50.0%
RAM Re	1,221	24.9%	1,315	24.9%
Other	292	various	498	various

Net income	$25,212		$19,098

*	Due to the Company’s decision to enter into an agreement with CSFB, the Company reclassified its equity investment in SPS to equity investment held for sale. Beginning January 1, 2005, equity in earnings from SPS is included in other income. For the quarter ended March 31, 2005, equity in earnings from SPS was $0.9 million. In the third quarter of 2004, our ownership percentage of SPS increased from 56.8% to 64.9% primarily as a result of SPS’s repurchase of its common stock from three minority shareholders.

Condensed financial statement amounts of FGIC Corporation as of and for the periods ended were as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Condensed Statements of Operations
Total revenues	$81,056	$55,693
Total expenses	15,987	12,590

Income before income taxes	65,069	43,103
Income tax expense	15,684	8,002

Net income	49,385	35,101
Preferred stock dividends	(4,251)	(4,043)

Net income available to common stockholders	$45,134	$31,058
PMI ownership interest in common equity	42.0%	42.1%

PMI proportionate share of net income available to common stockholders	$18,952	$13,063
PMI proportionate share of management fees and other	673	550

Equity in earnings from FGIC Corporation	$19,625	$13,613

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Condensed Balance Sheets
Cash and investments	$3,242,804	$3,223,795
Other assets	209,196	198,125

Total assets	$3,452,000	$3,421,920

Unearned premiums	$1,068,927	$1,043,334
Reserve for losses and loss adjustment expenses	35,998	39,181
Other liabilities	412,145	421,420
Stockholders’ equity	1,934,930	1,917,985

Total liabilities and stockholders’ equity	$3,452,000	$3,421,920

NOTE 7.	DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months ended:

	March 31,
	2005	2004
	(Dollars in thousands)
Balance at January 1,	$92,438	$102,074
Policy acquisition costs incurred and deferred	17,583	18,389
Amortization of deferred policy acquisition costs	(20,443)	(23,095)

Balance at March 31,	$89,578	$97,368

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

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and March 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Balance at January 1,	$364,847	$346,939
Reinsurance recoverables	(3,405)	(3,275)

Net balance at January 1,	361,442	343,664
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	67,621	67,052
Prior years (1)	(3,140)	(7,232)

Total incurred	64,481	59,820
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(128)	(282)
Prior years	(63,442)	(49,734)

Total payments	(63,570)	(50,016)
Foreign currency translation effect	(806)	(313)

Net ending balance at March 31,	361,547	353,155
Reinsurance recoverables	3,235	3,832

Balance at March 31,	$364,782	$356,987

(1)	The $3.1 million and $7.2 million reductions in total losses and LAE incurred in 2005 and 2004, respectively, were due to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The increase in loss reserves at March 31, 2005, compared to March 31, 2004, was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations and for PMI Europe offset by a small decrease in the reserve balance for PMI Australia. The reserve increase in U.S. Mortgage Insurance Operations was the result of expected higher proportions of delinquencies developing into claims as well as higher mortgage insurance coverage levels on pending delinquencies. This has led to higher expected average claim amounts. U.S. Mortgage Insurance Operations primary insurance default inventory was 35,716 at March 31, 2005 and 34,762 at March 31, 2004. The default rate was 4.53% at March 31, 2005 and 4.26% at March 31, 2004. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Guarantee – The PMI Group has guaranteed certain payments to the holders of the privately issued debt (“Capital Securities”) issued by PMI Capital I. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company.

Funding Obligations – We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of March 31, 2005, the Company had committed to fund, if called upon to do so, $4.1 million of additional equity in certain limited partnership investments.

Legal Proceedings – Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 10.	COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2005 and 2004 are shown in the table below.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income	$101,158	$119,469
Other comprehensive income, net of deferred taxes:
Change in unrealized gains on investments:
Unrealized holding (losses) gains arising during period, net of deferred (benefits) taxes of ($16,330) and $9,011, respectively	(30,743)	23,081
Reclassification of realized gains included in net income, net of deferred taxes	(469)	(829)

Net unrealized holding (losses) gains	(31,212)	22,252
Change in foreign currency translation (losses) gains	(6,128)	5,388

Other comprehensive (loss) income, net of deferred (benefits) taxes	(37,340)	27,640

Comprehensive income	$63,818	$147,109

The unrealized holding losses in the first quarter of 2005 compared to the holding gains in corresponding period in 2004 were primarily due to increases in fixed income security interest rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized holding losses arising in our unconsolidated subsidiaries’ investment portfolios. The foreign currency translation losses for the first quarter of 2005 were due primarily to strengthening of the U.S. dollar spot exchange rate relative to the Australian dollar from the beginning of the quarter to the end of the quarter. The foreign currency translation gains for the first quarter of 2004 were due primarily to strengthening of the Australian dollar spot exchange rate relative to the U.S. dollar from the beginning of the quarter to the end of the quarter.

NOTE 11.	BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended March 31, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$164,112	$35,435	$—	$20	$199,567
Net investment income	25,579	13,756	—	4,455	43,790
Equity in earnings from unconsolidated subsidiaries	4,074	—	20,846	292	25,212
Net realized investment gains (losses)	420	340	—	(39)	721
Other income (loss)	4	(113)	—	5,644	5,535

Total revenues	194,189	49,418	20,846	10,372	274,825

Losses and expenses:
Losses and loss adjustment expenses	63,118	1,363	—	—	64,481
Amortization of deferred policy acquisition costs	16,026	4,417	—	—	20,443
Other underwriting and operating expenses	23,553	7,006	—	15,086	45,645
Interest expense	1	—	—	9,552	9,553

Total losses and expenses	102,698	12,786	—	24,638	140,122

Income (loss) before income taxes	91,491	36,632	20,846	(14,266)	134,703
Income tax (benefit)	25,149	11,485	1,956	(5,045)	33,545

Net income (loss)	$66,342	$25,147	$18,890	$(9,221)	$101,158

Total assets	$2,603,099	$1,112,741	$781,952	$663,878	$5,161,670

	Three Months Ended March 31, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$149,023	$36,259	$—	$20	$185,302
Net investment income	24,458	11,807	—	3,776	40,041
Equity in earnings from unconsolidated subsidiaries	3,328	—	14,928	842	19,098
Net realized investment gains (losses)	1,087	225	—	(37)	1,275
Other income	81	1,602	—	7,168	8,851

Total revenues	177,977	49,893	14,928	11,769	254,567

Losses and expenses:
Losses and loss adjustment expenses	58,956	864	—	—	59,820
Amortization of deferred policy acquisition costs	19,433	3,662	—	—	23,095
Other underwriting and operating expenses	26,137	6,867	—	17,316	50,320
Interest expense	21	1	—	8,493	8,515

Total losses and expenses	104,547	11,394	—	25,809	141,750

Income (loss) from continuing operations before income taxes	73,430	38,499	14,928	(14,040)	112,817
Income tax (benefit) from continuing operations	19,822	11,470	1,413	(5,451)	27,254

Income (loss) from continuing operations after income taxes	53,608	27,029	13,515	(8,589)	85,563

Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798

Gain on sale of discontinued operations after income taxes of $17,131	—	—	—	30,108	30,108

Net income	$53,608	$27,029	$13,515	$25,317	$119,469

Total assets	$2,584,937	$958,960	$721,079	$716,674	$4,981,650

NOTE 12.	DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, the results of operations for APTIC were classified as discontinued operations for the fourth quarter of 2003 with prior periods adjusted for comparability. As of March 31, 2004, the Company recognized an after tax gain of $30.1 million upon the sale of APTIC, which excluded a December 2004 $1.1 million after tax reduction related to the “true-up” of the Company’s pension liability due to settlement accounting triggered by the sale of APTIC.

The results of operations of APTIC for the three months ended:

Three Months Ended March 31, 2004
(Dollars in thousands)
Total revenues	$54,456
Losses and loss adjustment expenses	2,683
Other underwriting and operating expenses	46,017

Income from discontinued operations before income taxes	5,756
Income taxes from discontinued operations	1,958

Income from discontinued operations after income taxes	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	30,108

Total income from discontinued operations	$33,906

NOTE 13.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Pension benefits:
Service cost	$2,475	$2,596
Interest cost	1,281	1,339
Expected return on plan assets	(1,175)	(1,214)
Amortization of prior service cost	(6)	38
Recognized net actuarial loss	225	225

Net periodic benefit cost	$2,800	$2,984

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Other post-retirement benefits:
Service cost	$111	$308
Interest cost	102	178
Amortization of prior service cost	(142)	3
Recognized net actuarial loss	66	50

Net periodic post-retirement benefit	$137	$539

NOTE 14.	CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES AND EQUITY INVESTEES

The following condensed financial statement information represents the Company’s proportionate share in, and has been presented on a combined basis for, all equity investees and unconsolidated majority-owned subsidiaries (primarily SPS) accounted for under the equity method of accounting, as of March 31, 2005 and December 31, 2004, and for the three months ended:

	Equity Investees		Unconsolidated Majority- Owned Subsidiaries
	As of		As of
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$39,744	$38,895	$12,286	$19,763
Investments	1,634,531	1,620,858	51,593	51,593
Accrued investment income	20,241	18,078	—	—
Deferred policy acquisition costs	35,974	31,763	—	—
Servicing assets	—	—	38,683	39,896
Accounts receivable and other assets	60,249	73,419	188,122	209,872

Total assets	$1,790,739	$1,783,013	$290,684	$321,124

Liabilities:
Reserve for losses and loss adjustment expenses	$24,667	$25,308	$—	$—
Unearned premiums	496,324	482,443	—	—
Notes payable	197,575	197,573	156,946	184,767
Accounts payable and other liabilities	45,448	61,524	26,897	30,202

Total liabilities	764,014	766,848	183,843	214,969
Shareholders’ equity	1,026,725	1,016,165	106,841	106,155

Total liabilities and shareholders’ equity	$1,790,739	$1,783,013	$290,684	$321,124

	Equity Investees		Unconsolidated Majority- Owned Subsidiaries
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$46,819	$35,125	$22,305	$30,361
Total expenses	11,497	9,771	20,932	29,806

Income before income taxes	35,322	25,354	1,373	555
Income tax expense	8,322	4,899	519	211

Net income	27,000	20,455	854	344
Preferred stock dividend	1,788	1,701	—	—

Net income available to common stockholders	$25,212	$18,754	$854	$344

The unconsolidated majority-owned subsidiaries are comprised of the Company’s equity investment held for sale (SPS) and PMI Capital I. As of March 31, 2005, included in the Company’s retained earnings were $142.7 million of undistributed equity in earnings from existing equity investees with ownership interests of 50% or less.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•	changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates or consumer confidence; housing demand, housing values, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•	changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/10/10 loans) and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•	the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality and Alt-A loans, adjustable rate mortgages and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors, or any polarization between us and the GSEs, FM Policy Focus or our customers;

•	changes in the regulation, business practices or eligibility guidelines of the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings;

•	legislative and regulatory developments, regulatory investigations relating to the insurance industry, including captive reinsurance arrangements, and litigation and new theories of liability applicable to us, our subsidiaries or our unconsolidated subsidiaries;

•	legal and other constraints on the amount of dividends we receive from subsidiaries;

•	the performances of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•	the performances of our unconsolidated subsidiaries, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, economic factors or political or regulatory conditions and potential changes in accounting practices in the financial guaranty industry;

•	potential limitations on our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity;

•	technological developments; and

•	management’s ability to appropriately respond to uncertainties and risks, including the foregoing.

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. Several state insurance departments have conducted investigations of, and reached settlements with, title insurance companies with respect to, among other things, captive title reinsurance arrangements. We understand that some insurance regulators may be considering whether or not to review captive mortgage guaranty reinsurance arrangements for compliance with state and federal laws. We cannot predict whether any such review will occur or the scope, timing or outcome of any review that is undertaken. Being domiciled for legal purposes in Arizona and headquartered in California, in March 2005 at our request, we discussed with representatives of those states’ departments of insurance industry trends, captive reinsurance within the mortgage insurance industry and, to a lesser extent, PMI’s captive reinsurance arrangements. We may request similar meetings with other state insurance departments in the future in order to provide them with information concerning these industry trends.

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

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $66.3 million for the quarter ended March 31, 2005 and $53.6 million for the quarter ended March 31, 2004, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $25.1 million for the quarter ended March 31, 2005 and $27.0 million for the quarter ended March 31, 2004.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $18.9 million for the quarter ended March 31, 2005 and $13.5 million for the quarter ended March 31, 2004.

•	Other. Our Other segment consists of our holding company and contract underwriting operations, equity in earnings primarily from our unconsolidated subsidiary, SPS Holding Corp., or SPS, and certain limited partnerships, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. Our Other segment generated a net loss of $9.1 million for the quarter ended March 31, 2005 and net income of $25.4 million for the quarter ended March 31, 2004. Our sale of APTIC in the first quarter of 2004 generated an after tax gain of $30.1 million in that quarter.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter Ended March 31, 2005

Our consolidated net income for the first quarter of 2005 was $101.2 million compared to $119.5 million for the corresponding period in 2004. The decrease was due primarily to the gain on the sale of APTIC in the first quarter of 2004. Our consolidated net income from continuing operations after taxes was also $101.2 million in the first quarter of 2005 compared to $85.6 million in the corresponding period in 2004. (See Results of Operations table below.) This increase was primarily due to increases in 2005 in premiums earned from U.S. Mortgage Insurance Operations, equity in earnings from FGIC Corporation and net investment income, particularly from our International Operations. These increases were partially offset by higher losses and loss adjustment expenses, or LAE, primarily from U.S. Mortgage Insurance Operations and a decrease in other income as a result of a decline in contract underwriting revenue.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	Policy Cancellations and Persistency. Continued low interest rates have resulted in heavy mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 60.8% at March 31, 2005, 60.9% at December 31, 2004 and 47.8% at March 31, 2004. While interest rates remain at affordable levels, the improvement in PMI’s persistency rate at March 31, 2005 compared to March 31, 2004 resulted from a stabilization of mortgage interest rates and a corresponding decline in refinance activity in 2004 and the first quarter of 2005. If these trends continue in 2005, and particularly if mortgage interest rates increase, we believe that PMI’s persistency rate will improve.

•	New Insurance Written (NIW). PMI’s NIW decreased by 7.2% in the first quarter of 2005 compared to the corresponding period in 2004. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage and private mortgage insurance markets. We believe the sizes of the U.S. mortgage origination and private mortgage insurance markets decreased in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of a decline in refinancing activity. We expect mortgage origination and refinancing activity to decline and the percentage of purchase money mortgage transactions to increase in 2005 if U.S. mortgage interest rates remain stable or increase. Increased use of alternatives to private mortgage insurance, such as “piggyback” or “80/10/10” or “80/20” loans, also continues to negatively affect the size of the private mortgage insurance market and PMI’s NIW. We believe that the use of such loans, which include a first mortgage lien with a loan to value, or LTV, of 80% and a second mortgage lien of between 10% and 20%, has increased in the last three years and may continue to do so in 2005.

•	Credit and Portfolio Characteristics. PMI’s NIW and insurance in force in the first quarter of 2005 compared to the corresponding period in 2004 consisted of higher percentages of adjustable rate mortgages, or ARMs, Alt-A loans and high LTV loans. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases reflect higher concentrations of ARMs, Alt-A and high LTV loans in the current mortgage origination and private mortgage insurance markets. We believe that these market trends will continue in 2005, particularly if mortgage interest rates increase. We expect higher default and claim rates for ARMs, Alt-A and high LTV loans and incorporate these assumptions into our pricing and loss and claim estimates.

•	PMI’s Losses and Claims. PMI’s claims paid including LAE increased by 27.0% in the first quarter of 2005 compared to the corresponding period in 2004 primarily as a result of the aging of PMI’s insurance portfolio and, to a lesser extent, higher claim rates associated with the portion of PMI’s portfolio that contains less-than-A quality loans (loans with credit scores less than 620) and Alt-A loans. We expect PMI’s total losses and LAE to increase in 2005 compared to 2004 due to the continued seasoning of PMI’s insurance portfolio, the higher average loan size of PMI’s portfolio and higher claim rates associated with ARMs, Alt-A, high LTV and less-than-A quality loans.

•	Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. At March 31, 2005, 53.7% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 51.3% as of March 31, 2004. The increase in the captive reinsurance activity was due to refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of the NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. We expect that the percentage of PMI’s insurance in force, risk in force and primary flow NIW subject to captive reinsurance will continue to increase.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s net income increased to $20.6 million in the first quarter of 2005 from $20.3 million in the first quarter of 2004. PMI Australia’s NIW was approximately 6% lower in the first quarter of 2005 than the corresponding period in 2004 due primarily to a slowing Australian mortgage origination market combined with increasingly competitive pricing. PMI Australia’s increase in insurance in force was driven by NIW and the strengthening of the Australian dollar relative to the U.S. dollar. PMI Australia’s net income continued to be positively impacted by low claims experience.

•	PMI Europe. PMI Europe’s net income and premiums earned decreased in the first quarter of 2005 compared to the corresponding period in 2004 primarily due to a reduction in premiums earned associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2004 from Royal & Sun Alliance. We recognize premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, as this acquired portfolio continues to age, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. In January 2005, we purchased foreign currency put options at a pre-tax cost of $1.8 million to mitigate the effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2005. Net income from International Operations for the first quarter of 2005 includes a $1.1 million pre-tax reduction in the fair value of our foreign currency put options. The change in the average foreign currency exchange rates from the first quarter of 2005 to the corresponding period in 2004 increased our International Operations net income by $0.5 million, primarily due to appreciation in the Australian dollar. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the functional currencies.

Financial Guaranty. In the first quarters of 2005 and 2004, the significant portion of our net income derived from our Financial Guaranty segment was generated by equity earnings in FGIC Corporation. Factors affecting FGIC Corporation’s financial performance include interest rate movements, which may generate refundings, the level of public financings and FGIC’s ability to expand into new markets.

Other. Factors affecting the financial performance of our Other segment include:

•	SPS. In January 2005, we signed a Summary of Terms with Credit Suisse First Boston (USA), Inc., or CSFB, pursuant to which CSFB received an option to acquire 100% of our outstanding stock in SPS. As of December 31, 2004, based upon the transaction, we classified our remaining carrying value in SPS as equity investment held for sale on our consolidated balance sheet. Effective January 1, 2005, equity in earnings from SPS is recorded in other income.

•	Contract Underwriting Services. Due to a decline in refinancing activity and mortgage originations in the first quarter of 2005, our contract underwriting activities, associated revenues and contract underwriting expenses allocated to our Other segment all decreased in the first quarter of 2005 compared to the corresponding period in 2004. Total contract underwriting expenses include monetary remedies provided to customers in the event we failed to properly underwrite a loan. The decrease in contract underwriting expenses was partially offset by expenses associated with contract underwriting remedies, and accruals thereof, of $2.4 million in the first quarter of 2005 compared to $1.4 million in the corresponding period in 2004.

•	Additional Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations, interest expense and, in the first quarter of 2004, the net income from discontinued operations and the gain on sale of APTIC.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three months ended:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions, except per share data)
REVENUES
Premiums earned	$199.6	$185.3	7.7%
Net investment income	43.8	40.0	9.5%
Equity in earnings from unconsolidated subsidiaries	25.2	19.1	31.9%
Net realized investment gains	0.7	1.3	(46.2)%
Other income	5.5	8.9	(38.2)%

Total revenues	274.8	254.6	7.9%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	64.5	59.8	7.9%
Amortization of deferred policy acquisition costs	20.4	23.1	(11.7)%
Other underwriting and operating expenses	45.6	50.4	(9.5)%
Interest expense	9.6	8.5	12.9%

Total losses and expenses	140.1	141.8	(1.2)%

Income from continuing operations before income taxes	134.7	112.8	19.4%
Income taxes from continuing operations	33.5	27.2	23.2%

Income from continuing operations after income taxes	101.2	85.6	18.2%

Income from discontinued operations before income taxes	—	5.8	—
Income taxes from discontinued operations	—	2.0	—

Income from discontinued operations after income taxes	—	3.8	—
Gain on sale of discontinued operations, net of income taxes of $17.1	—	30.1	—

Net income	$101.2	$119.5	(15.3)%

Diluted earnings per share	$1.00	$1.16	(13.8)%

The 15.3% decrease in consolidated net income in the first quarter of 2005 compared to the first quarter of 2004 was due primarily to our $30.1 million after tax gain on the sale of APTIC in the first quarter of 2004. The 18.2% increase in income from continuing operations after income taxes in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to increases in mortgage insurance premiums earned, consolidated investment income and equity in earnings from FGIC Corporation and decreases in underwriting expenses and amortization of deferred policy acquisition costs.

The increase in premiums earned in the first quarter of 2005 compared to the corresponding period in 2004 was attributable primarily to an increase in premiums earned by our U.S. Mortgage Insurance Operations segment. U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of the recognition of premiums associated with loan cancellations under non-refundable single premium policies and higher average premium rates.

The increase in net investment income in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to growth in our U.S. and Australian investment portfolios, partially offset by a decrease in the book yield of our U.S. investment portfolio. As of March 31, 2005, our consolidated pre-tax book yield was 5.06% compared to 4.99% as of March 31, 2004. This increase was driven primarily by interest rate increases in Australia, which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. The increase in equity in earnings from our unconsolidated subsidiaries in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to our investment in FGIC Corporation. Equity in earnings from FGIC Corporation increased in the first quarter of 2005 to $19.6 million from $13.6 million in the corresponding period of 2004 primarily due to refundings, increases in premiums written and a reduction in its loss reserve balance during the quarter, offset by higher underwriting expenses in the first quarter of 2005.

The decrease in other income in the first quarter of 2005 compared to the corresponding period in 2004 was largely due to lower fees generated by our contract underwriting operations. Contract underwriting activity decreased in the first quarter of 2005 due to a decline in the refinance market. The results of our contract underwriting operations are included in our Other segment.

The increase in losses and LAE in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to higher claims paid in U.S. Mortgage Insurance Operations.

The decrease in amortization of deferred policy acquisition costs in the first quarter of 2005 from the first quarter of 2004 was due to our lower levels of amortization in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operation’s deferred policy acquisition costs asset decreased $3.0 million from December 31, 2004 to $51.0 million at March 31, 2005 due primarily to the continued amortization of costs related to policies originated in 2003 as well as the decline in NIW compared to the prior periods.

The decrease in other underwriting and operating expenses in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to a decrease in expenses in U.S. Mortgage Insurance Operations. This decrease was due primarily to expenses incurred in the first quarter 2004 that related to 2003 annual incentive bonuses and 401(k) contributions. Additionally, $1.2 million of U.S. field restructuring costs were included in first quarter 2004 expenses.

Our income tax expense from continuing operations in the first quarter of 2005 increased by 23.2% compared to the corresponding period in 2004 primarily as a result of the increase in pre-tax income from continuing operations and an increase in the effective tax rate from 24.2% to 24.9%. The increase in our effective tax rate for the quarter ended March 31, 2005 was primarily due to increases in our U.S. Mortgage Insurance Operations underwriting income which excludes net investment income and which is taxed at an effective tax rate of 35.0% and a proportional decline in income from PMI Australia which is taxed at a lower effective tax rate. The increase in the effective tax rate was partially offset by increased equity in earnings from FGIC Corporation which also has a lower effective tax rate.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments.

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
U.S. Mortgage Insurance Operations	$66.3	$53.6	23.7%
International Operations	25.1	27.0	(7.0)%
Financial Guaranty	18.9	13.5	40.0%
Other	(9.1)	25.4	—

Consolidated net income	$101.2	$119.5	(15.3)%

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI Mortgage Insurance Co. and other U.S. mortgage insurance and reinsurance companies, collectively referred to as PMI. CMG Mortgage Insurance Company, CMG Mortgage Assurance Company and CMG Mortgage Reinsurance Company, collectively referred to as CMG, are accounted for under the equity method of accounting and their results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
Premiums earned	$164.1	$149.0	10.1%
Equity in earnings from unconsolidated subsidiaries	$4.1	$3.3	24.2%
Losses and LAE	$63.1	$59.0	6.9%
Underwriting and operating expenses	$39.6	$45.6	(13.2)%
Net income	$66.3	$53.6	23.7%

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
Gross premiums written	$201.1	$192.8	4.3%
Ceded premiums, net of assumed	(43.3)	(36.2)	19.6%
Refunded premiums	(3.3)	(3.6)	(8.3)%

Net premiums written	$154.5	$153.0	1.0%

Premiums earned	$164.1	$149.0	10.1%

The increases in gross and net premiums written in the first quarter of 2005 compared to the corresponding period in 2004 were due primarily to an increase in PMI’s average premium rates and, to a lesser extent, to PMI’s higher primary risk in force. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans and high LTV loans in PMI’s portfolio in the first quarter of 2005 than in the first quarter of 2004.

The increase in ceded premiums in the first quarter of 2005 compared to the corresponding period in 2004 was driven primarily by the increasing percentage of PMI’s primary insurance in force subject to captive reinsurance agreements. Primary insurance in force refers to the current principal balance of all primary insured mortgage loans as of a given date. At March 31, 2005, 53.7% of PMI’s primary insurance in force and 53.6% of PMI’s primary risk in force were subject to captive reinsurance agreements compared to 51.3% and 53.3% at March 31, 2004. These increases were due primarily to refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of the NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. In the first quarter of 2005, 61.1% of primary NIW delivered through PMI’s flow channel was subject to captive reinsurance agreements compared to 57.3% in the first quarter of 2004. NIW generated through PMI’s bulk channel is not subject to captive reinsurance agreements. We expect that the percentage of PMI’s insurance in force, risk in force and primary flow NIW subject to captive reinsurance will continue to increase.

The increase in premiums earned in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to the recognition of premium associated with loan cancellations under non-refundable single premium policies, increases in PMI’s average premium rate for the reasons discussed above and, to a lesser extent, higher primary risk in force.

Equity in earnings from unconsolidated subsidiaries – U.S. Mortgage Insurance Operation’s equity in earnings are derived entirely from the results of operations of CMG. Equity in earnings from CMG increased in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of increases in CMG’s primary insurance and risk in force.

Losses and LAE – PMI’s total losses and LAE represent claims paid, certain expenses related to default notification and claim processing and changes in loss reserves during the applicable period. Claims paid including LAE includes amounts paid on primary insurance claims, pool insurance claims and LAE. PMI’s total losses and LAE and related claims data are shown in the following table:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions, except percentages, number of primary claims paid and as otherwise noted)
Claims paid including LAE	$63.0	$49.6	27.0%
Change in net loss reserves	0.1	9.4	(98.9)%

Total losses and LAE	$63.1	$59.0	6.9%

Number of primary claims paid	2,413	1,840	31.1%
Average primary claim size (in thousands)	$23.0	$23.7	(3.0)%

Claims paid including LAE increased in the first quarter of 2005 compared to the corresponding period in 2004 primarily as a result of increases in the number of primary claims paid, partially offset by a decrease in the average primary claim size. The increase in the number of primary claims paid was due to a number of factors, including the seasoning of PMI’s primary insurance portfolio and higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A and less-than-A quality loans. (See Credit and portfolio characteristics, below.) The decrease in the average primary claim size in the first quarter of 2005 compared to the corresponding period of 2004 was primarily the result of continued home price appreciation, PMI’s loss mitigation efforts and certain mortgage insurance products that have smaller average risk exposure. Primary claims paid increased to $55.5 million in the first quarter of 2005 compared to $43.6 million in the first quarter of 2004. Pool insurance claims paid increased to $5.2 million in the first quarter of 2005 compared to $4.2 million in the first quarter of 2004. Net loss reserves in the first quarter of 2005 remained flat from year end.

Because total losses and LAE includes changes in net loss reserves, it reflects management’s best estimate of PMI’s future claim payments and costs to process those claims relative to PMI’s current inventory of loans in default. As discussed above, the increase in total losses and LAE in the first quarter of 2005 compared to the corresponding period in 2004 was due in part to the seasoning of PMI’s primary insurance portfolio and higher claim rates associated with ARMs, high LTV, Alt-A and less-than-A quality loans. We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination. Approximately 86.4% of PMI’s insurance in force at March 31, 2005 was written after January 1, 2002; accordingly, we expect PMI’s total losses and LAE in 2005 to be higher than 2004 as a result of the seasoning of the U.S. portfolio. We expect that the impact of the seasoning of the 2003 and earlier book years on total losses and LAE will be greatest in 2005, with some continued impact in 2006. At March 31, 2005, PMI’s 2003 book year represented 33.2% of PMI’s primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, total losses and LAE may continue to increase from prior periods. Changes in economic conditions, including mortgage interest rates, U.S. unemployment and job creation, could significantly impact PMI’s total losses and LAE and our estimates. Changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment.

PMI’s primary default data is presented in the table below:

	As of March 31,		Percent Change/ Variance
	2005	2004
Primary policies in force	788,847	816,624	(3.4)%
Flow loans in default	28,041	27,019	3.8%
Bulk loans in default	7,675	7,743	(0.9)%

Primary loans in default	35,716	34,762	2.7%

Primary default rate	4.53%	4.26%	0.27	pps
Primary default rate for flow transactions	4.04%	3.71%	0.33	pps
Primary default rate for bulk transactions	8.17%	8.68%	(0.51)	pps

The increase in PMI’s primary default rate was due primarily to a decline in the number of primary insurance policies in force and the increase in primary loans in default. The decline in primary policies in force in the first quarter of 2005 compared to the first quarter of 2004 was due primarily to refinancing activity. The primary default rate for bulk transactions decreased in the first quarter of 2005 compared to the corresponding period in 2004 due to a 5.0% increase in the number of bulk policies in force over the same periods and, to a lesser extent, a decline in the number of bulk loans in default. The decrease in bulk loans in default in the first quarter of 2005 compared to the corresponding period in 2004 was primarily due to certain bulk loan transactions having experienced their peak loss development in prior periods. The default rates for bulk transactions at March 31, 2005 and 2004 remained higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality and Alt-A loans in PMI’s bulk portfolio.

PMI’s modified pool default data are presented in the table below:

	As of March 31,		Percent Change/ Variance
	2005	2004
Modified pool with deductible
Loans in default	8,906	8,463	5.2%
Policies in force	120,768	136,848	(11.8)%
Default rate	7.37%	6.18%	1.19	pps

Modified pool without deductible
Loans in default	2,690	2,299	17.0%
Policies in force	49,262	64,115	(23.2)%
Default rate	5.46%	3.59%	1.87	pps

Total modified pool
Loans in default	11,596	10,762	7.7%
Policies in force	170,030	200,963	(15.4)%
Default rate	6.82%	5.36%	1.46	pps

The increases in the modified pool default rates shown above were driven by increases in modified pool loans in default due to the seasoning of the modified pool portfolio and decreases in the number of modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. PMI’s default rate for GSE Pool loans (see Traditional pool insurance below) at March 31, 2005 was 5.09% with 3,229 GSE Pool loans in default compared to a default rate of 3.88% with 3,739 loans in default as of March 31, 2004. Although GSE Pool loans in default declined slightly, the GSE Pool default rate increased due to a larger percentage decline in the number of policies in force. Total pool loans in default were 16,992 and 16,810 at March 31, 2005 and March 31, 2004, respectively. The default rates for all pool loans at March 31, 2005 and March 31, 2004 were 5.65% and 4.39%, respectively.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
Amortization of deferred policy acquisition costs	$16.0	$19.4	(17.5%)
Other underwriting and operating expenses	23.6	26.2	(9.9%)

Total underwriting and operating expenses	$39.6	$45.6	(13.2%)

Policy acquisition costs incurred and deferred	$12.2	$13.4	(9.0)%

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and can also be reduced by increased use of PMI’s electronic origination and delivery methods. Customer use of electronic delivery options accounted for approximately 87.3% of PMI’s insurance commitments issued in its primary flow channel in the first quarter of 2005 compared to approximately 84.0% during the corresponding period in 2004.

The decreases in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in the first quarter of 2005 compared to the corresponding period in 2004 were primarily the result of lower levels of NIW and increases in electronic delivery. PMI’s deferred policy acquisition cost asset decreased by $3.0 million from December 31, 2004 to $51.0 million at March 31, 2005 primarily due to the continued amortization of policies originated in 2003, expense savings realized from the 2004 field restructuring and the decline in NIW compared to prior periods. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The decrease in other underwriting and operating expenses for the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to expenses incurred in the first quarter 2004 which related to 2003 annual incentive bonuses and 401(k) contributions. In addition, $1.2 million of field restructuring costs were included in other underwriting and operating expenses in the first quarter of 2004.

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $4.6 million in the first quarter of 2005, compared to $7.0 million in the corresponding period in 2004. The decline in allocated expenses was due to a decrease in contract underwriting activity primarily as a result of a decrease in refinancing activity.

Ratios – PMI’s loss, expense and combined ratios are shown below:

	Three Months Ended March 31,
	2005	2004	Variance
Loss ratio	38.5%	39.6%	(1.1	) pps
Expense ratio	25.6%	29.8%	(4.2	) pps

Combined ratio	64.1%	69.4%	(5.3	) pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The decrease in the loss ratio in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to an increase in premiums earned, partially offset by an increase in total losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s total underwriting and operating expenses, discussed above, primarily drove the decrease in PMI’s expense ratio for the first quarter of 2005 compared to the corresponding period in 2004. We currently do not believe that the expense ratio of 25.6% in the first quarter of 2005 will significantly change during the remainder of 2005. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
Primary NIW:
Primary NIW - flow channel	$6,303	$8,454	(25.4)%
Primary NIW - bulk channel	1,865	345	440.6%

Total primary NIW	$8,168	$8,799	(7.2)%

The decrease in PMI’s primary NIW in the quarter ended March 31, 2005 compared to the corresponding period in 2004 was driven primarily by lower volumes in the residential mortgage origination and mortgage insurance markets, offset by increased opportunities for bulk insurance writings. Demand for mortgage insurance through PMI’s primary flow channel continues to be negatively impacted by the use of alternative mortgage products not requiring mortgage insurance by lenders.

Traditional pool insurance – Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs (“GSE Pool”) and to the capital markets (“Old Pool”). GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $0.1 billion at March 31, 2005 and March 31, 2004. Old Pool risk in force was $0.5 billion at March 31, 2005 and $0.6 billion at March 31, 2004.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. During the quarter ended March 31, 2005, PMI wrote $35.9 million of modified pool risk compared to $70.4 million in the corresponding period of 2004. Modified pool risk in force was $1.5 billion at March 31, 2005 and March 31, 2004.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below:

	As of March 31,		Percent Change/ Variance
	2005	2004
	(In millions, except percentages)
Primary insurance in force	$103,997	$104,304	(0.3)%
Primary risk in force	$25,507	$24,545	3.9%
Pool risk in force	$2,417	$2,565	(5.8)%
Policy cancellations - primary	$9,492	$9,736	(2.5)%
Policy persistency rate - primary	60.8%	47.8%	13.0	pps

Primary insurance in force at March 31, 2005 remained generally flat compared to March 31, 2004 due to continued high levels of policy cancellations, offset by NIW and higher average loan balances. The increase in primary risk in force at March 31, 2005 compared to March 31, 2004 was the result of a greater number of high LTV loans with deeper coverage and higher average loan balances in the first quarter of 2005 compared to the corresponding period in 2004. Higher mortgage interest rates and a corresponding decline in refinance activity caused policy cancellations to decrease by 2.5% in the first quarter of 2005 compared to the corresponding period in 2004. The policy persistency rate is the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The increase in persistency was a result of the stabilization of interest rates during 2004 and, to a lesser extent, the slight increase in rates in early 2005.

Credit and portfolio characteristics – PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with credit scores generally less than 620. PMI considers a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and bulk channel primary NIW:

	Three Months Ended March 31,
	2005		2004
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$435	7%	$618	7%
Primary NIW - bulk channel	503	27%	63	18%

Total primary NIW	$938	11%	$681	8%

Alt-A loan amounts and as a percentage of:
Primary NIW - flow channel	$1,434	23%	$1,537	18%
Primary NIW - bulk channel	623	33%	50	15%

Total primary NIW	$2,057	25%	$1,587	18%

The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of primary risk in force:

	As of March 31,
	2005	2004
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	10.8%	11.4%
Less-than-A quality loans with FICO scores below 575*	3.0%	3.1%
Alt-A loans	13.5%	9.4%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and bulk channel primary NIW for the quarters ended:

	Three Months Ended March 31,
	2005		2004
	(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW – flow channel	$1,194	19%	$1,334	16%
Primary NIW – bulk channel	1,516	81%	8	2%

Total primary NIW	$2,710	33%	$1,342	15%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW – flow channel	$934	15%	$755	9%
Primary NIW – bulk channel	142	8%	118	34%

Total primary NIW	$1,076	13%	$873	10%

The following table presents PMI’s ARMs and high LTV loans as percentages of primary risk in force:

	As of March 31,
	2005	2004
As a percentage of primary risk in force:
ARMs	15.8%	9.8%
97% or higher LTV loans	12.7%	9.3%

As shown in the tables above, PMI insured greater percentages of less-than-A loans, Alt-A loans, ARMs and high LTV loans in the first quarter of 2005 than in the corresponding period in 2004 and PMI’s primary risk in force at March 31, 2005 contained higher percentages of Alt-A loans, ARMs and high LTV loans than at March 31, 2004. We believe that these increases reflect higher concentrations of these types of loans in the current mortgage origination and private mortgage insurance markets. The higher concentration of high LTV loans is, to a lesser extent, also the result of changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and the expansion of underwriting guidelines by lenders, the GSEs and PMI pursuant to market outreach efforts. We believe that these market trends will continue throughout 2005.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs and high LTV loans than our traditional primary portfolio and incorporate these assumptions into our pricing. In the first quarter of 2005, PMI’s average premium rate increased primarily as a result of PMI’s portfolio consisting of higher percentages of ARMs, Alt-A loans and high LTV loans. PMI offers pre- and post-purchase borrower counseling to borrowers with high LTV loans in an effort to reduce the risk of default on those loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

Our International Operations includes the results of our Australian holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and operating subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, collectively referred to as PMI Australia; our Irish subsidiaries, PMI Mortgage Insurance Company Limited and TPG Reinsurance Company Limited, collectively referred to as PMI Europe; and PMI’s Hong Kong branch operations. Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(USD in millions)
Premiums earned	$35.4	$36.3	(2.5)%
Losses, expenses and interest	$12.8	$11.4	12.3%
Net income	$25.1	$27.0	(7.0)%

The decrease in International Operations’ net income in the first quarter of 2005 compared to the first quarter of 2004 was due primarily to decreases in PMI Europe’s premiums earned and other income.

In January 2005, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in 2005. The options expire ratably over the remainder of calendar year 2005 and had an aggregate pre-tax cost of $1.8 million. Net income from International Operations for the first quarter of 2005 includes a $1.1 million pre-tax reduction in the fair value of our foreign currency put options. Net income from International Operations could be negatively impacted in the remaining nine months of 2005 by a strengthening U.S. dollar in the event that PMI Europe’s or PMI Australia’s net income exceeds the notional balances of the Australian dollar or Euro put options. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the negative impact to our consolidated net income in 2005 will be primarily limited to the cost of the options purchased.

The change in the average foreign currency exchange rates from the first quarter of 2005 to the corresponding period in 2004 favorably impacted our International Operations’ net income by $0.5 million, primarily due to the appreciation in the Australian dollar, offset by the amortization and decline in value of our put options discussed above. This foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the functional currencies.

PMI Australia

The table below sets forth the results of PMI Australia:

	Three Months Ended March 31,		Percent Change/ Variance
	2005	2004
	(USD in millions)
Net premiums written	$32.4	$35.8	(9.5)%

Premiums earned	$29.4	$28.9	1.7%
Net investment income	11.4	9.3	22.6%
Other income	(0.5)	0.2	—

Total revenues	40.3	38.4	4.9%

Losses and LAE	0.4	0.2	100.0%
Underwriting and operating expenses	10.3	9.0	14.4%
Income taxes	9.0	8.9	1.1%

Total expenses	19.7	18.1	8.8%

Net income	$20.6	$20.3	1.5%

Loss ratio	1.2%	0.6%	0.6	pps
Expense ratio	32.0%	25.1%	6.9	pps

The increase in PMI Australia’s net income in the first quarter of 2005 compared to the first quarter of 2004 was due to higher investment income and higher premiums earned, offset by an increase in underwriting and operating expenses. The average AUD/USD currency exchange rate was 0.7774 for the first quarter of 2005 compared to 0.7651 for the corresponding period in 2004. The change in the average AUD/USD currency exchange rates from the first quarter of 2005 to the first quarter of 2004 favorably impacted PMI Australia’s net income by $0.4 million. This foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the functional currency. Net income from PMI Australia for the first quarter of 2005 includes a $1.0 million reduction in the fair value of our foreign currency put options.

Premiums written and earned – The decrease in PMI Australia’s net premiums written for the first quarter of 2005 compared to the corresponding period in 2004 was due to a decrease in NIW resulting primarily from the smaller size of the mortgage origination market in Australia and New Zealand in 2005 combined with increasingly competitive pricing.

Premiums earned for the first quarter of 2005 were reduced due to a change in the rate at which PMI Australia recognizes unearned premiums into net income for the current book year. This change was driven primarily by the continued low loss levels experienced by PMI Australia over the last year. The refinement of the premiums earnings pattern methodology had the effect of deferring higher proportions of premiums earnings into future periods.

Net investment income – The increase in net investment income in the first quarter of 2005 compared to the corresponding period in 2004 was due to the growth of PMI Australia’s investment portfolio and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, was $802.1 million at March 31, 2005 compared to $684.6 million at March 31, 2004. The growth was driven by positive cash flows from operations. The pre-tax book yield was 5.88% as of March 31, 2005 and 5.67% as of March 31, 2004. The increase in the pre-tax book yield was primarily due to the higher interest rate environment.

Losses and LAE – PMI Australia has continued to experience low levels of claim payments and default rates, primarily attributable to a low interest rate environment and declining unemployment levels. PMI Australia’s default rate at March 31, 2005 was 0.13% compared with 0.16% at March 31, 2004.

Underwriting and operating expenses – The increase in underwriting and operating expenses in the first quarter of 2005 compared to the corresponding period in 2004 was due to increases in payroll and payroll related expenses, primarily due to increased employee headcount, and increases in audit and professional fees, offset by decreases in profit and ceding commissions related to captive reinsurance agreements.

Primary NIW, insurance and risk in force – PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(USD in millions)
Primary NIW:
Primary NIW - flow channel	$3,922	$5,276	(25.7)%
Primary NIW - RMBS channel	3,816	2,987	27.8%

Total primary NIW	$7,738	$8,263	(6.4)%

	As of March 31,
	2005	2004
	(USD in millions)
Primary insurance in force	$117,439	$93,232	26.0%
Primary risk in force	$106,724	$84,458	26.4%

The decrease in primary NIW generated by PMI Australia’s flow channel in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to lower mortgage origination activity in the first quarter of 2005 combined with increasingly competitive pricing. Lower mortgage origination activity in the first quarter of 2005 was due in part to a slowing housing market and interest rate increases that affected housing affordability.

The increase in RMBS insurance written in the first three months of 2005 compared to the corresponding period in 2004 reflects increased securitization activity in the Australian market and the limited market participants providing mortgage insurance for RMBS in the Australian market. Levels of activity in the Australian RMBS market can vary from quarter to quarter.

The increases in primary insurance in force and risk in force in the first quarter of 2005 compared to the first quarter of 2004 were attributable to NIW during the past 12 months.

PMI Europe

The following table sets forth the results of PMI Europe:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(USD in millions)
Premiums earned	$4.4	$5.4	(18.5)%
Net investment income	2.6	2.7	(3.7)%
Other income	0.4	1.4	(71.4)%

Total revenues	7.4	9.5	(22.1)%

Losses and LAE	1.0	0.7	42.9%
Underwriting and operating expenses	1.6	1.5	6.7%
Income taxes	1.8	2.6	(30.8)%

Total expenses	4.4	4.8	(8.3)%

Net income	$3.0	$4.7	(36.2)%

As discussed below, the decrease in PMI Europe’s net income in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to decreases in premiums earned and other income and, to a lesser extent, an increase in reserves for losses and LAE. These declines were partially offset by the change in the average Euro/USD currency exchange rates from the first quarter of 2004 to the first quarter of 2005 which favorably impacted PMI Europe’s net income by $0.1 million. The average Euro/USD currency exchange rate was 1.3107 for the first quarter of 2005 compared to 1.2494 for the corresponding period in 2004. This foreign currency translation impact is calculated using the period over period change in the monthly exchange rate to the current period ending net income in the local currency. Net income from PMI Europe for the first quarter of 2005 includes a $0.1 million reduction in the fair value of our foreign currency put options.

Premiums earned – The decrease in premiums earned in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to a decrease in premiums earned associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2004. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to decline.

Net investment income – Net investment income declined slightly in the first quarter of 2005 compared to the first quarter of 2004 as a result of a reduction in foreign currency re-measurement gains. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio and, to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity and foreign currency exchange gains and losses when investments are sold. Interest and dividend income increased to $2.4 million in the first quarter of 2005 from $2.3 million in the corresponding period in 2004, due primarily to the growth of the investment portfolio. PMI Europe’s investment portfolio, including cash and cash equivalents, as of March 31, 2005 was $223.9 million compared to $200.3 million as of March 31, 2004. The growth of the investment portfolio from the previous year was primarily driven by positive cash flows from operations and the appreciation of the Euro relative to the U.S. dollar. The pre-tax book yield remained flat at approximately 4.6% for both March 31, 2005 and March 31, 2004.

Other income – PMI Europe’s other income decreased in the first quarter of 2005 compared to the corresponding period in 2004 as a result of a $1.2 million gain in the first quarter of 2004 related to a change in fair value of a derivative contract. PMI Europe is currently a party to four transactions that are classified as derivatives. As of March 31, 2005, $5.9 million of deferred gains related to initial fair value was included in other liabilities and $0.3 million and $0.2 million of accretion from deferred gains was included in other income in the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, there were no significant changes in the value of the four derivative contracts.

Losses and LAE – PMI Europe increased its loss reserves by $0.9 million in the first quarter of 2005 to account for additional delinquencies on its non-derivative accounted credit default swap transactions and the acquired U.K. lenders’ mortgage insurance portfolio. Claims paid in the first quarter of 2005 totaled $0.1 million compared to $0.3 million in the corresponding period in 2004.

Underwriting and operating expenses – The increase in underwriting and operating expenses in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to increases in staff and costs associated with expansion efforts.

Risk in force – PMI Europe’s risk in force declined from $3.3 billion at March 31, 2004 to $2.4 billion at March 31, 2005. This decline was primarily due to the aging and runoff of the acquired U.K. lenders’ mortgage insurance portfolio. As of March 31, 2005, PMI Europe had assumed $2.1 billion of risk on $22.8 billion of mortgages on properties in the United Kingdom and $0.3 billion of risk on $8.5 billion of mortgages on properties in Germany and the Netherlands. As of March 31, 2005, $1.8 billion of PMI Europe’s $2.4 billion of assumed risk was first loss exposure.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(USD in millions)
Gross reinsurance premiums written	$5.3	$1.8	194.4%
Reinsurance premiums earned	$1.7	$2.0	(15.0)%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation or HKMC. The increase in gross reinsurance premiums written in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to an increase in mortgage origination activity in Hong Kong combined with certain product expansion.

Financial Guaranty

The following table sets forth the results of PMI’s financial guaranty segment:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC Corporation	$19.6	$13.6	44.1%
RAM Re	1.2	1.3	(7.7)%

Total equity earnings	20.8	14.9	39.6%
Income taxes	1.9	1.4	35.7%

Net income	$18.9	$13.5	40.0%

The increase in equity in earnings from FGIC Corporation for the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to increases in refundings and premiums written and a reduction in loss reserves in the first quarter of 2005, offset by higher underwriting expenses in the first quarter of 2005.

The table below shows the components of FGIC Corporation’s results:

	Three Months Ended March 31,		Percent Change/ Variance
	2005	2004
	(In thousands)
Net premiums written	$82,609	$53,649	54.0%

Net premiums earned	$52,633	$31,202	68.7%
Net investment income	27,875	22,647	23.1%
Net realized gains and other income	548	1,844	(70.3)%

Total revenues	81,056	55,693	45.5%

Loss and loss adjustment expenses	(2,611)	664	—
Underwriting expenses	20,519	14,203	44.5%
Policy acquisition costs deferred	(10,671)	(7,681)	38.9%
Amortization of deferred policy acquisition costs	2,149	158	—
Interest expense and other operating expenses	6,601	5,246	25.8%

Total expenses	15,987	12,590	27.0%

Income before income taxes	65,069	43,103	51.0%
Income tax expense	15,684	8,002	96.0%

Net income	49,385	35,101	40.7%
Preferred stock dividends	(4,251)	(4,043)	5.1%

Net income available to common shareholders	$45,134	$31,058	45.3%
PMI ownership interest in common equity	42.0%	42.1%	(0.1	) pps

PMI proportionate share of net income available to common stockholders	$18,952	$13,063	45.1%
PMI proportionate share of management fees and other	673	550	22.4%

Equity in earnings from FGIC Corporation	$19,625	$13,613	44.2%

Net premiums written and earned increased in the quarter ended March 31, 2005 compared to the corresponding period of 2004 primarily due to FGIC’s increased public financing, structured financing transactions in the first quarter of 2005 and, to a lesser extent, international transactions and an $11.8 million increase in earned premiums in 2005 related to municipal bond refundings, calls and other accelerations. When an obligation insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is repaid or fully defeased prior to the stated maturity.

Net investment income increased in the first quarter of 2005 from the corresponding period in 2004 primarily due to the growth of the investment portfolio. At March 31, 2005, the book yield of FGIC’s investment portfolio was 3.6% compared to 3.3% at March 31, 2004. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds.

Loss and loss adjustment expenses decreased in the first quarter of 2005 compared to the corresponding period in 2004 primarily due to a $2.6 million reduction of loss reserves in 2005. The reduction was the result of decreases in both case reserves and credit watch list reserves during the quarter.

The deferred policy acquisition cost asset was $42.4 million at March 31, 2005 compared to $10.4 million at March 31, 2004. The increase in the deferred policy acquisition asset was a result of purchase accounting adjustments recorded at December 18, 2003 in connection with the acquisition of FGIC Corporation by The PMI Group and other investors. The amortization of deferred policy acquisition costs increased in the first quarter of 2005 from the corresponding period in 2004 as a result of these purchase accounting adjustments. We expect the deferred policy acquisition cost asset and deferred acquisition costs to continue to increase.

FGIC Corporation’s recorded interest expense and other operating expenses increased in the first quarter of 2005 compared to the first quarter of 2004 due to senior notes issued in 2004. The senior notes are due January 15, 2034, accrue interest at 6% per annum and are paid semiannually.

The decrease in equity in earnings from RAM Re for the first quarter of 2005 compared to the corresponding period in 2004 was largely due to increases in operating and interest expenses, offset by increases in investment income and premiums earned.

The SEC staff has recently reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and the Financial Accounting Standards Board (“FASB”) staff is considering whether additional accounting guidance is necessary to address loss reserving and certain other practices in the financial guaranty industry. When the FASB or the SEC reaches a conclusion on this issue, FGIC Corporation and RAM Re along with other companies in the financial guaranty industry may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. The FASB review is in its early stages and it is not possible to predict the impact, if any, this review, or one by the SEC, may have on FGIC Corporation’s or RAM Re’s accounting practices or on our consolidated balance sheet and statement of operations due to our investments in FGIC Corporation and RAM Re.

Other

The results of our Other segment include income and related operating expenses of MSC; net investment income, interest expense and corporate overhead of The PMI Group; equity in earnings from SPS; and the results from and realized gain on sale of the discontinued operations of APTIC. Our Other segment results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(In millions)
Net investment income	$4.5	$3.8	18.4%
Equity in earnings from unconsolidated subsidiaries	$0.3	$0.8	(62.5)%
Other income	$5.6	$7.2	(22.2)%
Other operating expenses	$15.1	$17.3	(12.7)%
Interest expense	$9.6	$8.5	12.9%
Income from discontinued operations, net of income taxes	—	$3.8	—
Gain on sale of discontinued operations (APTIC), net of income taxes of $17.1	—	$30.1	—
Net (loss) income	$(9.1)	$25.4	—

The decrease in our Other segment’s net loss in the first quarter of 2005 compared to the net income in the first quarter of 2004 was due primarily to the gain from the sale of APTIC in the first quarter of 2004 and, to a lesser extent, net income from discontinued operations of APTIC also in the first quarter of 2004.

The decrease in equity earnings from unconsolidated subsidiaries in the first quarter of 2005 compared to the corresponding period of 2004 was due primarily to the reclassification of $0.9 million of equity in earnings from SPS to other income in 2005. Equity in earnings from SPS was $0.9 million in the first quarter of 2005 compared to $0.3 million in the corresponding period in 2004. While SPS’s net income increased in the first quarter of 2005 compared to the corresponding period in 2004, the servicing portfolio of its main operating subsidiary, Select Portfolio Servicing, declined to approximately $21.2 billion as of March 31, 2005, from approximately $31.3 billion as of March 31, 2004. This decline contributed to reductions in SPS’s gross revenues by 40.1% in the first quarter of 2005 compared to the corresponding period in 2004. SPS’s total expenses also declined by 43.0% in the first quarter of 2005 compared to the same period in 2004. The decline in servicing was caused by heavy borrower prepayment of loans serviced by Select Portfolio Servicing and loss of business to competitors due to ratings downgrades, combined with its inability to acquire new servicing business because of ratings downgrades. On March 4, 2005, Fitch upgraded Select Portfolio Servicing’s servicer rating for Alt-A product to

“RPS2-” from “RPS3,” its servicer rating for subprime and home equity products to “RPS2-” from RPS3-” and its special servicing rating to “RSS2-” from “RSS3.”

In January 2005, we signed a Summary of Terms with CSFB, SPS and SPS’s other major shareholder, pursuant to which CSFB has an option to acquire 100% of our outstanding stock of SPS. As of March 31, 2005, our total investment in SPS was $123.1 million, consisting of $110.4 million carrying value of equity investment held for sale and $12.7 million of related party receivables which bear interest, are being repaid monthly and are current. As a result of reclassifying our investment as held for sale effective January 1, 2005, we have recorded equity earnings of SPS in other income. In the third quarter of 2004, our ownership percentage of SPS increased from 56.8% to 64.9% primarily as a result of SPS’s repurchase of its common stock from three minority shareholders. In connection with the Summary of Terms, CSFB will sell mortgage servicing rights with an aggregate unpaid principal balance of approximately $3.1 billion to SPS by June 30, 2005, with an additional $3.0 billion to be sold to SPS by December 31, 2005 if CSFB does not exercise the option to acquire the outstanding stock of SPS.

Other income, which is primarily generated by MSC, decreased in the first quarter of 2005 compared to the corresponding period of 2004, primarily driven by a decline in contract underwriting activity related to lower mortgage origination and refinance volumes.

Other operating expenses, which were incurred by MSC and The PMI Group, decreased in the first quarter of 2005 compared to the corresponding period in 2004, primarily as a result of a decrease in contract underwriting expense allocations driven by lower contract underwriting activity, partially offset by an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

The PMI Group Liquidity - The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $387.8 million at March 31, 2005, compared to $441.2 million at December 31, 2004. During 2005, we completed the remaining purchases under the $100 million stock repurchase program authorized by The PMI Group’s Board of Directors in 2003. In February 2005, our Board of Directors authorized an additional $100 million stock repurchase program. During the first quarter of 2005, we repurchased $33.3 million of our common stock under this authorization. It is our present intention to maintain between $100 million to $150 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations.

U.S. Mortgage Insurance Operations’ Liquidity – The principal uses of the U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. We believe that the U.S. Mortgage Insurance Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income.

International Operations’ Liquidity - The principal uses of the International Operations’ liquidity are the payment of operating expenses, claim payments, profit commission payments, taxes, and growth of its investment portfolio. We believe that the International Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of International Operations’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

In December 2004, The PMI Group entered into a five-year $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at the Company’s request subject to approval by the lenders. The PMI Group was in compliance with all facility covenants for the quarter ended March 31, 2005. There are no amounts outstanding related to this facility.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On April 26, 2005, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $300 million, which distribution will be paid in two installments prior to the end of the year.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between The PMI Group and other investors in FGIC Corporation, and its 6.0% senior notes. FGIC Corporation is also subject to commitments to the New York Insurance Department that it will prevent FGIC from paying any dividends on its common stock for a period of two years from the date of the acquisition, or December 18, 2005, without the prior written consent of the New York Insurance Department.

Consolidated Contractual Obligations

Our contractual obligations include reserve for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology and building improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $4.1 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

The significant components of net investment income are presented in the following table:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Fixed income securities	$39,192	$35,593
Equity securities	2,307	2,353
Short-term investments	2,973	2,726

Investment income before expenses	44,472	40,672
Investment expenses	(682)	(631)

Net investment income	$43,790	$40,041

Net investment income increased in the first quarter of 2005 compared to the corresponding period in 2004 primarily due to growth in our investment portfolio and municipal bond refundings of $0.5 million for the quarter ended March 31, 2005. As of March 31, 2005, our consolidated pre-tax book yield was 5.06% compared to 4.99% as of March 31, 2004. This increase was driven primarily by interest rate increases in Australia, which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

Consolidated Investment Portfolio:

The following table summarizes our consolidated investment portfolio:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
March 31, 2005
Fixed income securities	$2,728,496	$124,122	$(6,855)	$2,845,763
Equity securities:
Common stock	102,034	27,150	(449)	128,735
Preferred stock	105,795	4,769	(179)	110,385

Total equity investments	207,829	31,919	(628)	239,120
Short-term investments	134,066	—	(2,995)	131,071

Total	$3,070,391	$156,041	$(10,478)	$3,215,954

December 31, 2004
Fixed income securities	$2,786,941	$140,963	$(3,037)	$2,924,867
Equity securities:
Common stock	100,183	29,377	(250)	129,310
Preferred stock	105,795	5,317	(479)	110,633

Total equity investments	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total	$3,123,418	$175,657	$(5,562)	$3,293,513

Our consolidated investment portfolio holds primarily investment grade, readily marketable fixed income and equity securities. At March 31, 2005, the fair value of these securities in our consolidated investment portfolio decreased to $3.2 billion from $3.3 billion at December 31, 2004. This decrease was primarily the result of a decrease in our fixed income securities from sales and maturities with a corresponding increase in our cash and cash equivalents balance. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected. The decrease in unrealized gains as of March 31, 2005 compared to December 31, 2004 was primarily due to increases in fixed income security interest rates that caused market value declines relative to the consolidated fixed income portfolio.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, U.S. and foreign government bonds and corporate bonds. In accordance with SFAS No. 115, our entire investment portfolio is designated as available-for-sale and reported at fair value, and the change in fair value is recorded in accumulated other comprehensive income.

Debt and Equity Financing

As of March 31, 2005, our consolidated shareholders’ equity was $3.2 billion. The carrying value of our long-term debt outstanding issued by The PMI Group, Inc., as of March 31, 2005 and 2004 was as follows:

	As of March 31,
	2005	2004
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$360,000
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,543

The 3.00% Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,036,240 shares of common stock for an aggregate purchase price of $345.0 million. Contract adjustment payments are made on the stated value of the equity units at a rate of 2.875% per annum.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2006, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. In lieu of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common stock over a specified period, provided that the shares of common stock to be issued are registered under the Securities Act, if required. We have the option to redeem some or all of the debentures on or after July 15, 2006 for a price equal to the principal amount of the debentures plus any accrued and unpaid interest. In addition, the debentures may be converted into common stock at the debenture holder’s option, prior to stated maturity, if specified requirements are met (See Item 8. Financial Statements and Supplementary Data - Note 11. Long-Term Debt and Line of Credit of our 2004 Form 10-K). Due to the common stock conversion feature of these debentures, they satisfy the criteria for contingently convertible debt, or CoCos, according to EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The PMI Group was in compliance with all debt covenants for the quarter ended March 31, 2005.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG Mortgage Insurance Company’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. As of March 31, 2005, CMG Mortgage Insurance Company’s risk-to-capital ratio was 12.7 to 1 compared to 13.0 to 1 as of December 31, 2004.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries, investment income derived from our investment portfolios and debt and equity financings by The PMI Group as described above. It is one of the goals of our cash management policy to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short-term and medium-term obligations.

Consolidated cash flows generated by operating activities, including premiums, investment income and underwriting and operating expenses and losses, was $85.9 million in the first quarter of 2005 compared to $163.1 million in the first quarter of 2004. This change is primarily related to the decreases in deferred income taxes, unearned premiums, income taxes payable, and an increase in loss reserves in the first quarter of 2004, partially offset by an increase in 2005 net income from continuing operations.

Consolidated cash flows generated by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $50.1 million in the first quarter of 2005 compared to $195.4 million in cash flows used in the first quarter of 2004. This change was due primarily to increased purchases of fixed income securities during the first quarter of 2004 related in part to a reduction of liquidity.

Consolidated cash flows used in financing activities, including purchases of common stock, proceeds from issuance of equity and dividends paid to shareholders, was $29.4 million in the three months ended March 31, 2005 compared to $7.9 million in cash flows generated by financing activities in the three months ended March 31, 2004. The change was due primarily to $33.3 million of repurchases of common stock in the first quarter of 2005.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

	Insurer Financial Strength Ratings			Senior Unsecured Debt	Capital Securities
	PMI	PMI Australia(1)	PMI Europe	The PMI Group	PMI Capital I
S&P	AA (stable)	AA (stable)	AA (stable)	A (stable)	BBB+ (stable)
Fitch	AA+ (stable)	AA (stable)	AA (stable)	A+ (stable)	A (stable)
Moody’s	Aa2 (stable)	Aa2 (stable)	Aa3 (stable)	A1 (stable)	A2 (stable)

(1)	PMI Indemnity Limited is rated AA- (stable) by S&P, AA (stable) by Fitch, and Aa3 (stable) by Moody’s.

Any significant decreases in our ratings may adversely affect the ratings of FGIC Corporation and FGIC. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the stockholders agreement entered into in connection with the acquisition of FGIC Corporation provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, Moody’s, S&P and Fitch, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC Corporation, and our ability to increase our ownership interest in FGIC Corporation in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transactions. Any decrease in our ratings could also negatively impact PMI Australia’s and PMI Europe’s ratings, which could place them at a competitive disadvantage.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range at March 31, 2005 and December 31, 2004.

Changes in loss reserves can materially affect our consolidated net income. The process of reserving for losses requires us to forecast interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment. In addition, different estimates could have been used in the current period and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of March 31, 2005 and December 31, 2004 on a segment and consolidated basis:

	As of March 31, 2005			As of December 31, 2004
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$302.5	$380.8	$338.5	$300.0	$379.8	$338.6
International Operations *	14.4	38.3	26.3	15.0	38.7	26.2

Consolidated loss and LAE reserves	$316.9	$419.1	$364.8	$315.0	$418.5	$364.8

*	International Operations includes loss and loss reserves for PMI Australia and PMI Europe.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of March 31, 2005, our actuaries determined that PMI’s reasonable range of loss and LAE reserves was $302.5 million to $380.8 million compared to $300.0 million to $379.8 million as of December 31, 2004. As of March 31, 2005 and December 31, 2004, PMI’s reserve for losses and LAE (gross of reinsurance recoverable) were $338.5 million and $338.6 million, respectively, which represented our best estimates and approximates the midpoint of the actuarial range of loss. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s loss and LAE reserves is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at March 31, 2005 and December 31, 2004 at the approximate midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Our current recorded loss reserve balance represents a decrease of $0.1 million from PMI’s reserve balance of $338.6 million at December 31, 2004. Although the loss reserve balance has remained consistent from December 31, 2004, we have seen increased claim payments in addition to expected higher proportions of delinquencies developing into claims, offset by a decrease in the default inventory.

The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE:

	2005	2004
	(In millions)
Balance at January 1,	$338.6	$325.3
Reinsurance recoverables	(2.4)	(3.3)

Net balance at January 1,	336.2	322.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	61.3	60.9
Prior years	1.8	(1.9)

Total incurred	63.1	59.0
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.1)	—
Prior years	(63.0)	(49.6)

Total payments	(63.1)	(49.6)

Net balance at March 31,	336.2	331.4
Reinsurance recoverables	2.3	2.9

Balance at March 31,	$338.5	$334.3

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $63.1 million and $49.6 million for the three months ended March 31, 2005 and 2004, respectively, reflect actual amounts paid during the period presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $63.1 million for the three months ended March 31, 2005 is management’s best estimate of ultimate losses and LAE and, therefore, is subject to change. Within the total losses and LAE incurred line item is an increase of $1.8 million and a reduction of $1.9 million to losses incurred related to prior periods for the three months ended March 31, 2005 and 2004, respectively. The table below breaks down the three months ended March 31, 2005 and 2004 increase and reduction in reserves by particular accident years:

					Change in Incurred
	Losses and LAE Incurred				2005 vs. 2004	2004 vs. 2003
	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
Accident Year
	(In millions)
1998 and Prior	$—	$—	$—	$—	$—	$—
1999	69.1	69.2	69.3	69.4	(0.1)	(0.1)
2000	102.4	102.4	102.6	103.6	—	(1.0)
2001	183.5	184.1	182.0	183.8	(0.6)	(1.8)
2002	215.1	213.4	204.8	204.1	1.7	0.7
2003	207.8	204.4	218.6	218.3	3.4	0.3
2004	236.5	239.1	60.8	—	(2.6)	—
2005	61.3	—	—	—	—	—

Total					$1.8	$(1.9)

The $1.8 million increase in losses and LAE incurred related to the three months ended March 31, 2005 was due primarily due to re-estimations of expected claim rates for pool insurance. The $1.9 million reduction in losses and LAE incurred related to the three months ended March 31, 2004 was due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The following table shows a breakdown of loss reserves by primary and pool insurance:

	March 31, 2005	December 31, 2004
	(In thousands)
Primary insurance	$303,793	$306,023
Pool insurance	34,684	32,597

Total loss and LAE reserves	$338,477	$338,620

The following table shows a breakdown of loss reserves by loans in default, incurred but not reported, or IBNR, and cost to settle claims, or LAE:

	March 31, 2005	December 31, 2004
	(In thousands)
Loans in default	$274,949	$274,225
Incurred but not reported	50,540	51,376
Cost to settle claims (LAE)	12,988	13,019

Total loss and LAE reserves	$338,477	$338,620

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the March 31, 2005 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17 million; and (ii) for every 5% change in our estimate of the future cost of claims settlement expenses as of the March 31, 2005, the effect on pre-tax income would be approximately $1 million.

These sensitivities are hypothetical and should be viewed in that light. For example, the relationship of a change in assumption relating to future average claim size, claim rate or cost of claims settlement to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the loss and LAE reserves is calculated without changing any other assumption. Changes in one factor may result in changes in another which might magnify or counteract the sensitivities. Changes in factors such as persistency or cure rates can also affect the actual losses incurred. To the extent persistency increases and assuming all other variables remain constant, the absolute dollars of claims paid will increase as insurance in force will remain in place longer, thereby generating a higher potential for future incidences of loss. Conversely, if persistency were to decline, absolute claim payments would decline. In addition, changes in cure rates would positively or negatively affect total losses if cure rates increased or decreased, respectively.

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. As of March 31, 2005, the actuarial range for PMI Australia’s reserves for losses and LAE ranged from $5.0 million to $11.5 million. As of March 31, 2005, PMI Australia’s reserves for losses and LAE were $9.7 million, which represented our best estimate and a decrease of $0.1 million from PMI Australia’s reserve balance of $9.8 million at December 31, 2004. The $0.1 million decrease in PMI Australia’s reserves for losses and LAE since December 31, 2004 was due primarily to foreign currency translation as a result of the weakening of the Australian dollar relative to the U.S. dollar. In recording loss reserves in Australia above the midpoint of the actuarial range of loss, we were influenced in part by our belief that the recent extremely low loss rates experienced by PMI Australia are not sustainable in the future as a higher number of current loans in default are expected ultimately to go to claim. Additionally, we expect on an on-going basis to record loss reserves above the actuarial midpoint due to Australian insurance regulations requiring higher confidence levels for loss reserve balances.

Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2005 of $9.4 million to $26.8 million. The primary driver of this relatively large loss reserve range is due to the portfolio acquired from Royal & Sun Alliance for which we have limited claim and delinquency history. PMI Europe’s loss reserves at March 31, 2005 were $16.6 million, which represented management’s best estimate and an increase of $0.2 million from December 31, 2004. The increase in reserves over 2004 was due primarily to credit default swap transactions accounted for under insurance accounting. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swap transactions executed on or after July 1, 2003 are recognized through a derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2005	December 31, 2004
	(In thousands)
Loans in default	$13,863	$14,912
Incurred but not reported	11,081	9,964
Cost to settle claims (LAE)	1,358	1,348

Total loss and LAE reserves	$26,302	$26,224

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE:

	2005	2004
	(In millions)
Balance at January 1,	$26.2	$21.7
Reinsurance recoverables	(1.0)	—

Net balance at January 1,	25.2	21.7
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	6.3	6.2
Prior years (1)	(4.9)	(5.3)

Total incurred	1.4	0.9
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	—	(0.3)
Prior years	(0.5)	(0.2)

Total payments	(0.5)	(0.5)
Foreign currency translation effect	(0.8)	(0.3)

Net balance at March 31,	25.3	21.8
Reinsurance recoverables	1.0	0.9

Balance at March 31,	$26.3	$22.7

(1)	The reductions in losses and LAE incurred relating to prior years of $4.9 million and $5.3 million in the first quarter of 2005 and 2004, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last two years.

Investments

Other-Than-Temporary Impairment – We have a formal committee review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

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

If we believe a decline in the value of a particular investment is temporary and we have the ability and intent to hold to recovery, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholders’ equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains (losses)”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

Other-than-temporary declines in the fair value of the investment portfolio recorded as realized losses were $0.2 million in the first quarter of 2005, compared to no other-than-temporary declines in the first quarter of 2004.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$—	$—	$17,914	$(602)	$17,914	$(602)
Foreign governments	239,487	(1,562)	5,045	(33)	244,532	(1,595)
Corporate bonds	179,523	(1,309)	80,491	(3,341)	260,014	(4,650)
U.S. government and agencies	98	(1)	178	(7)	276	(8)

Total fixed income securities	419,108	(2,872)	103,628	(3,983)	522,736	(6,855)
Equity securities:
Common stocks	9,586	(429)	385	(20)	9,971	(449)
Preferred stocks	20,000	(179)	—	—	20,000	(179)

Total equity securities	29,586	(608)	385	(20)	29,971	(628)
Short-term investments	—	—	97,007	(2,995)	97,007	(2,995)

Total	$448,694	$(3,480)	$201,020	$(6,998)	$649,714	$(10,478)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2004 and 2005 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses do not meet the criteria established in our policy for determining other-than-temporary impairment, and as such, are not considered impaired. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million in the first quarter of 2005. We recognized no realized losses related to impairment in the first quarter of 2004.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earning cycle for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected in each Book Year as appropriate.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development by type of insurance contract. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that the recoverability of the deferred costs is not probable. Generally, in order for policy cancellations to create an impairment of policy acquisition costs related to our monthly and annual products, we estimate that, due principally to scheduled amortization, our annual cancellation rate would need to exceed 60% before it would become probable that deferred policy costs associated with PMI’s monthly and annual premium policies would not be recoverable. Since 1993, PMI’s highest annual cancellation rate was 56%, which occurred in 2003. No impairment for monthly or annual policies was recognized for that year. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process, specifically related to single premium policies, on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

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

As of March 31, 2005, our total investments in SPS were $123.1 million and consisted primarily of $110.4 million book value of our equity investment and $12.7 million of related party receivables which bear interest and are current. Included in the $110.4 million carrying value of SPS is a $6.5 million component of goodwill which represents the excess of our cost basis over our ownership percentage of SPS’s net book value as of March 31, 2005. Pursuant to the Summary of Terms with CSFB described above, the remaining balance of our $12.7 million related party receivable will be payable in full prior to closing if CSFB exercises its option to purchase our shares in SPS.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2005, our consolidated investment portfolio was $3.2 billion. The fair value of investments in our consolidated investment portfolio is calculated from independent market quotations, is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2005, 88.5% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of March 31, 2005:

Estimated Increase (Decrease) In Fair Value
(In thousands)
300 basis point decline	$354,316
200 basis point decline	$259,968
100 basis point decline	$142,955
100 basis point rise	$(156,555)
200 basis point rise	$(337,212)
300 basis point rise	$(508,360)

These hypothetical estimates of changes in fair value are primarily related to our fixed income securities as the fair values of fixed income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio including cash and cash equivalents was 5.4 at March 31, 2005, and we would not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows based on the above projections.

As of March 31, 2005, $802.1 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar weakened relative to the U.S. dollar to 0.7729 U.S. dollars at March 31, 2005 compared to 0.7802 at December 31, 2004. As of March 31, 2005, $223.9 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The spot rate value of the Euro weakened slightly relative to the U.S. dollar to 1.2964 U.S. dollars at March 31, 2005 compared to 1.3554 at December 31, 2004. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13-a-15(e)) required by Securities Exchange Act Rule 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. From time to time, we may make changes to our information systems to ensure that they evolve with the state of technology. Since 2003, we have been developing and implementing pmiCentral, a strategic technology platform designed to enhance the policy servicing and claims functionality of our U.S. and international mortgage insurance products. We have implemented information systems that support our secondary market and risk share products and plan to complete the remaining phases of pmiCentral relating to claims and delinquencies and primary servicing in 2005 and 2006. We believe our implementation of pmiCentral and other information systems will further enhance our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2003, The PMI Group’s Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million. As of December 31, 2004, repurchases in the amount of $99,997,792 had occurred and in March 2005 we completed the remaining repurchases under this authorization. On February 17, 2005, The PMI Group, Inc. Board of Directors authorized a stock repurchase program in an amount not to exceed $100 million.

The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended March 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End(1)
01/01/05 – 01/31/05	—	N/A	—	$2,208
02/01/05 – 02/28/05	150,000	$39.59	150,000	$94,063,513
03/01/05 – 03/31/05	682,200	$40.14	682,200	$66,680,297

Total	832,200	$40.04	832,200	$66,680,297

(1)	Stock repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

May 6, 2005	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer

May 6, 2005	/s/ Brian P. Shea
Brian P. Shea
Senior Vice President, Corporate Controller and Assistant Secretary
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Summary of Terms, dated January 19, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., DLJ Mortgage Capital, Inc., FSA Portfolio Management, Inc., SPS Holding Corp. and Select Portfolio Servicing, Inc. (incorporated by reference to exhibit 10.36 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.2	Summary of Compensation Arrangements Applicable to Named Executive Officers and Non-Employee Directors of The PMI Group, Inc. (incorporated by reference to exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).*

10.3	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s report on Form 8-K, dated February 23, 2005 (File No. 001-13664)).*

11.1	Statement re Computation of Per Share Earnings**

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.

**	Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in Note 2 to the condensed, consolidated financial statements in this report.