Form 10-Q
period 2005-06-30
PMI GROUP INC
filed 2005-08-05
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 31, 2005	91,938,882

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$206,408	$187,663	$405,975	$372,965
Net investment income	45,747	43,622	89,537	83,663
Equity in earnings from unconsolidated subsidiaries	28,282	23,585	53,494	42,683
Net realized investment gains	1,503	68	2,224	1,343
Other income	6,251	9,798	11,787	18,649

Total revenues	288,191	264,736	563,017	519,303

LOSSES AND EXPENSES
Losses and loss adjustment expenses	67,235	56,532	131,717	116,352
Amortization of deferred policy acquisition costs	18,809	21,244	39,252	44,339
Other underwriting and operating expenses	54,417	49,618	100,062	99,938
Interest expense	8,472	8,822	18,025	17,337

Total losses and expenses	148,933	136,216	289,056	277,966

Income from continuing operations before income taxes	139,258	128,520	273,961	241,337
Income taxes from continuing operations	34,673	31,845	68,218	59,099

Income from continuing operations after income taxes	104,585	96,675	205,743	182,238

Income from discontinued operations before income taxes (Note 12)	—	—	—	5,756
Income taxes from discontinued operations	—	—	—	1,958

Income from discontinued operations after income taxes	—	—	—	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30,108

NET INCOME	$104,585	$96,675	$205,743	$216,144

PER SHARE DATA
Basic:
Continuing operations	$1.13	$1.01	$2.20	$1.91
Discontinued operations	—	—	—	0.04
Gain on sale of discontinued operations	—	—	—	0.31

Basic net income	$1.13	$1.01	$2.20	$2.26

Diluted:
Continuing operations	$1.04	$0.93	$2.03	$1.76
Discontinued operations	—	—	—	0.04
Gain on sale of discontinued operations	—	—	—	0.29

Diluted net income	$1.04	$0.93	$2.03	$2.09

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale at fair value:
Fixed income securities	$2,824,292	$2,924,867
Equity securities:
Common	130,006	129,310
Preferred	109,553	110,633
Short-term investments	131,847	128,703

Total investments	3,195,698	3,293,513
Cash and cash equivalents	479,798	328,037
Investments in unconsolidated subsidiaries	965,600	911,604
Equity investment held for sale (Notes 1 and 6)	110,383	109,519
Related party receivables	10,562	18,439
Accrued investment income	43,681	45,077
Premiums receivable	54,955	59,511
Reinsurance receivables and prepaid premiums	42,556	46,252
Reinsurance recoverables	3,319	3,405
Deferred policy acquisition costs	87,892	92,438
Property, equipment and software, net of accumulated depreciation and amortization	183,929	178,778
Other assets	62,934	59,394

Total assets	$5,241,307	$5,145,967

LIABILITIES
Reserve for losses and loss adjustment expenses	$364,412	$364,847
Unearned premiums	461,461	484,815
Long-term debt	819,529	819,529
Reinsurance payables	56,369	63,045
Deferred income taxes	135,473	105,512
Other liabilities and accrued expenses	166,109	170,464

Total liabilities	2,003,353	2,008,212

Commitments and contingencies (Notes 8 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 91,761,362 and 94,025,274 shares outstanding	1,114	1,114
Additional paid-in capital	459,104	455,450
Treasury stock, at cost (19,575,592 and 17,311,680 shares)	(515,342)	(421,810)
Retained earnings	3,013,746	2,816,363
Accumulated other comprehensive income, net of deferred taxes	279,332	286,638

Total shareholders’ equity	3,237,954	3,137,755

Total liabilities and shareholders’ equity	$5,241,307	$5,145,967

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,743	$216,144
Income from discontinued operations, net of income taxes	—	(3,798)
Gain on sale of discontinued operations, net of income taxes	—	(30,108)

Income from continuing operations after income taxes	205,743	182,238
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(53,494)	(42,683)
Net realized investment gains	(2,224)	(1,343)
Depreciation and amortization	15,257	15,360
Deferred income taxes	30,990	(22,190)
Policy acquisition costs incurred and deferred	(34,706)	(34,081)
Amortization of deferred policy acquisition costs	39,252	44,339
Changes in:
Accrued investment income	1,396	(5,782)
Premiums receivable	4,556	6,027
Reinsurance receivables, net of reinsurance payables	(2,980)	9,251
Reinsurance recoverables	86	(462)
Reserve for losses and loss adjustment expenses	(435)	10,089
Unearned premiums	(23,354)	(8,003)
Income taxes payable	(1,554)	21,107
Other	(16,716)	12,268

Net cash provided by operating activities	161,817	186,135

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	289,909	343,202
Proceeds from sales of equity securities	53,032	41,695
Proceeds from sale of subsidiary	—	115,063
Investment purchases:
Fixed income securities	(157,388)	(609,928)
Equity securities	(52,845)	(41,804)
Net change in short-term investments	(3,697)	(90,378)
Net change in capital contributions to and distributions from unconsolidated subsidiaries	1,257	(1,023)
Net change in related party receivables	7,877	(19,991)
Capital expenditures and capitalized software, net of dispositions	(20,445)	(16,328)

Net cash provided by (used in) continuing operations	117,700	(279,492)
Net cash used in discontinued operations	—	(7,512)

Net cash provided by (used in) investing activities	117,700	(287,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of treasury stock	(100,000)	—
Proceeds from issuance of treasury stock	10,122	22,047
Dividends paid to shareholders	(8,360)	(7,199)

Net cash (used in) provided by financing activities	(98,238)	14,848

Effect of the change in foreign currency translations on cash	(29,518)	(35,553)

Net increase (decrease) in cash and cash equivalents	151,761	(121,574)
Cash and cash equivalents at beginning of period	328,037	397,096

Cash and cash equivalents at end of period	$479,798	$275,522

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the periods for:
Interest	$15,803	$15,824
Income taxes	$30,981	$22,374
Non-cash investing and financing activities:
Capital lease obligations	$139	$711

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and PMI Indemnity Limited, the Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Company Limited, the Irish insurance companies (collectively “PMI Europe”); American Pioneer Title Insurance Company (“APTIC”), a Florida corporation reported as discontinued operations in the consolidated financial statements and sold by The PMI Group on March 19, 2004; PMI Capital I (“Issuer Trust”), a wholly-owned trust that privately issued debt in 1997; and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

The Company has a 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively “CMG”), which conduct residential mortgage insurance business for credit unions; and through the holding companies RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has ownership interests in several limited partnerships.

The Company also has an equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. In January 2005, the Company signed a Summary of Terms with Credit Suisse First Boston (USA), Inc. (“CSFB”), SPS and SPS’s other major shareholder, pursuant to which CSFB received an option to acquire 100% of the Company’s outstanding investment in SPS. Based on the proposed purchase price, the Company recorded an impairment of its equity investment in SPS of $20.4 million pre-tax for the quarter ended December 31, 2004. The impairment was recorded in continuing operations as a realized capital loss on equity investment held for sale due to the Company’s decision to dispose of SPS. See Note 15. Subsequent Events for further details on the Summary of Terms.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2004.

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

Significant accounting policies are as follows:

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, a realized investment loss is recognized to the extent of the decline in current period earnings.

The Company’s short-term investments typically have average maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis. Dividend income on common stock is recognized on the date of declaration. Net investment income represents interest and dividend income, net of investment expenses.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Unconsolidated Subsidiaries – Investments in the Company’s unconsolidated subsidiaries include equity investees. Investments in equity investees with ownership interests of 20%-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC, SPS and CMG on a current month basis, and RAM Re and the Company’s interest in its limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

As of December 31, 2004, the Company reclassified its equity investment in SPS to equity investment held for sale as a result of the Summary of Terms entered into with CSFB. Accordingly, equity in earnings or losses from SPS is included in other income after January 1, 2005. Although the Company’s ownership percentage of SPS exceeds 50%, the Company reports its investment in SPS using the equity method of accounting due to an agreement among the shareholders of SPS (the “Shareholder Agreement”) limiting the Company’s ability to control the operations of SPS. This treatment is in accordance with guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, (“EITF No. 96-16”). By operation of the Shareholder Agreement, the Company may designate three of the six SPS directors. The other non-management SPS shareholder may designate the other three directors. Further, the Shareholder Agreement requires that more than two-thirds of the SPS board of directors approve, among other things, the distribution of dividends by SPS, any SPS capital expenditure exceeding $250,000 and the adoption of SPS business plans or budgets. These and other supermajority provisions contained in the Shareholder Agreement constitute substantive participating rights as defined in EITF No. 96-16. These rights effectively prevent the Company from causing SPS to take actions that are significant in the ordinary course of its business without the prior approval of the minority shareholder and assure the minority shareholder of effectively participating in the significant decisions that must be taken by SPS in its ordinary course of business.

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

The Securities and Exchange Commission (“SEC”) requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority-owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary is required to be included in the registrant’s interim SEC filings. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test. As of June 30, 2005, income from continuing operations as described in item (iii) above of FGIC Corporation exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC Corporation is included in Note 6. Investments in Unconsolidated Subsidiaries. As of June 30, 2005, the Company’s equity investees and significant unconsolidated majority-owned subsidiaries on a combined basis exceeded certain of the 10% tests in the aggregate, and accordingly, condensed financial statements on a combined basis are provided in Note 14. Condensed Combined Financial Statements of Significant Unconsolidated Subsidiaries and Equity Investees.

Deferred Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations that vary with, and are primarily related to, the acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales-related activities, and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs is charged against revenues in proportion to estimated gross profits for the applicable policy year by type of insurance contract (i.e. monthly, annual and single premium). Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software – Property, equipment and software are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $121.4 million and $120.0 million as of June 30, 2005 and December 31, 2004, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $18.6 million and $15.4 million for the six months ended June 30, 2005 and 2004, respectively.

Related Party Receivables – As of June 30, 2005, related party receivables were $10.6 million consisting of non-trade receivables from equity investees and unconsolidated subsidiaries, of which $8.9 million is the outstanding balance on a $23.0 million subordinated promissory note the Company received from SPS in the third quarter of 2004. The Company received the note in exchange for $23.0 million of subordinated participation interests in SPS debt held by the Company. The note bears interest at 1-month LIBOR plus 2.375% and scheduled principal and interest payments are due monthly through January 2006, the maturity date of the note. All scheduled principal and interest payments related to this note are current. Pursuant to the Summary of Terms with CSFB, this note will be payable in full prior to closing if CSFB exercises its option to purchase all of the Company’s interest in SPS. As of December 31, 2004, related party receivables were $18.4 million, of which $16.7 million related to SPS. See Note 15. Subsequent Events for further details on the Summary of Terms.

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

Reinsurance – The Company uses reinsurance to reduce net risk in force and optimize capital allocation. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and reinsurance recoverables are recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on unpaid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for

Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition – Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 76% of gross premiums written from the Company’s mortgage insurance operations in both the three months and the six months ended June 30, 2005 compared with 72% and 70% for the corresponding periods of 2004. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) and any adjustments to the estimates are reflected in each Book Year as appropriate.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 24.9% for the three and six months ended June 30, 2005, which is lower than the federal statutory rate of 35.0% due to equity in earnings from FGIC Corporation and income derived from PMI Australia, which have lower effective tax rates, combined with the tax effects of the Company’s municipal bond investment income.

Benefit Plans – The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. All full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an Officer Deferred Compensation Plan (“ODCP”) and an Employee Stock Purchase Plan (“ESPP”). The ODCP is available to certain employees, including all of the Company’s officers, and permits each participant to elect to defer receipt of part or all of his or her eligible compensation on a pre-tax basis. Under the ODCP, the Company makes a matching contribution for each participant equal to 25% of the initial contribution to the extent the participant elects to select the Company’s common stock equivalent fund from the investment choices available under the ODCP. The ESPP allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years.

Comprehensive Income – Comprehensive income includes net income and other comprehensive income which includes foreign currency translation gains or losses, changes in unrealized gains or losses on investments arising during the period and the reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects. For the purposes of interim reporting, the Company reports the components of comprehensive income in the notes to its consolidated financial statements.

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI and equity in earnings from CMG. International Operations includes the results of PMI Australia, PMI Europe and the results of operations for PMI Hong Kong. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of our holding company operations, contract underwriting operations, equity in earnings or losses from SPS and its limited partnerships, and the discontinued operations of the Company’s former title insurance subsidiary, APTIC.

Earnings Per Share and Dividends – Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. The junior subordinated debentures and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are anti-dilutive for the periods presented.

The Company adopted EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), in the quarter ended December 31, 2004. EITF No. 04-8 states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. For purposes of determining dilutive earnings per share, interest expense, net of taxes, was added back to consolidated net income and an additional 8.2 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCos in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.07 for the second quarter and $0.13 for the first half of 2005, compared to $0.06 and $0.13 for the corresponding periods in 2004.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$104,585	$96,675	$205,743	$216,144
Interest expense, net of taxes	1,912	1,942	3,824	3,854

Net income adjusted for diluted EPS calculation	$106,497	$98,617	$209,567	$219,998

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Shares in thousands)
Weighted-average shares for basic EPS	92,838	95,754	93,370	95,571
Weighted-average of stock options and other dilutive components	1,601	1,692	1,723	1,580
Weighted-average dilutive components of CoCos	8,153	8,153	8,153	8,153

Weighted-average shares for diluted EPS	102,592	105,599	103,246	105,304

Dividends per share declared and accrued to common stockholders	$0.0450	$0.0375	$0.0450	$0.0375

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

On May 19, 2005, the Company approved the acceleration of vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2004 and 2005 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested. The accelerated options represent approximately 32% of the Company’s total outstanding options.

A pro forma pre-tax charge of $18.0 million related to this acceleration is reflected in this footnote as stock-based compensation in accordance with SFAS No. 123. Of this amount, $11.2 million pre-tax would have been recorded as compensation expense in the income statement over a period of 27 months beginning in January 1, 2006 pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”), and the related Securities and Exchange Commission requirement.

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its consolidated financial statements as a result of the adoption of SFAS No. 123R and the related Securities and Exchange Commission requirement.

SFAS No. 123 requires pro forma disclosure of consolidated net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$104,585	$96,675	$205,743	$216,144
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,162)	(3,264)	(19,099)	(6,477)

Pro forma net income	89,423	93,411	186,644	209,667
Interest expense, net of taxes	1,912	1,942	3,824	3,854

Pro forma net income for diluted EPS calculation	$91,335	$95,353	$190,468	$213,521

Basic earnings per share:
As reported	$1.13	$1.01	$2.20	$2.26
Pro forma	$0.96	$0.98	$2.00	$2.19
Diluted earnings per share:
As reported	$1.04	$0.93	$2.03	$2.09
Pro forma	$0.89	$0.90	$1.85	$2.03

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which replaces SFAS No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R and the Securities and Exchange Commission’s related requirement, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the first quarter of 2006.

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

The estimated impact to consolidated net income of the Company from the adoption of SFAS No. 123R using the modified prospective method for the year ended December 31, 2006 ranges from approximately $1 million to $3 million. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma consolidated net income and earnings per share. In addition, the estimated impact to consolidated net income for 2006 has been significantly reduced due to the acceleration of certain stock options previously discussed in Note 2. Summary of Certain Significant Accounting Policies.

On June 29, 2005, the EITF proposed FASB Staff Position EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, (“EITF No. 03-1-a”), which permanently rescinds paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments, that provided guidance on how to evaluate and recognize an other-than-temporary impairment loss. The proposed EITF Issue No. 03-1-a is not currently expected to significantly impact the Company’s consolidated results of operations, financial condition or cash flows.

NOTE 4.	INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of June 30, 2005:
Fixed income securities	$2,654,773	$172,356	$(2,837)	$2,824,292
Equity securities:
Common stocks	102,735	28,018	(747)	130,006
Preferred stocks	104,998	4,693	(138)	109,553

Total equity securities	207,733	32,711	(885)	239,559
Short-term investments	134,196	—	(2,349)	131,847

Total	$2,996,702	$205,067	$(6,071)	$3,195,698

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2004:
Fixed income securities	$2,786,941	$140,963	$(3,037)	$2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total	$3,123,418	$175,657	$(5,562)	$3,293,513

Aging of Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2005.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of June 30, 2005:
Fixed income securities:
Foreign governments	$6,865	$(7)	$4,895	$(17)	$11,760	$(24)
Corporate bonds	30,100	(225)	90,807	(2,581)	120,907	(2,806)
U.S. government and agencies	99	(2)	175	(5)	274	(7)

Total fixed income securities	37,064	(234)	95,877	(2,603)	132,941	(2,837)
Equity securities:
Common stocks	11,711	(646)	461	(101)	12,172	(747)
Preferred stocks	17,163	(138)	—	—	17,163	(138)

Total equity securities	28,874	(784)	461	(101)	29,335	(885)
Short-term investments	—	—	97,651	(2,349)	97,651	(2,349)

Total	$65,938	$(1,018)	$193,989	$(5,053)	$259,927	$(6,071)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2004 and the first half of 2005 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover or mature. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. The Company determined that the decline in the market value of certain fixed income and equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million in the first half of 2005. The Company determined that there were no realized losses related to impairment in the first half of 2004.

Net Investment Income – Net investment income consists of the following for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Fixed income securities	$39,951	$38,869	$79,143	$74,435
Equity securities	2,400	2,289	4,707	4,643
Short-term investments	4,133	3,222	7,106	5,975

Investment income before expenses	46,484	44,380	90,956	85,053
Investment expenses	(737)	(758)	(1,419)	(1,390)

Net investment income	$45,747	$43,622	$89,537	$83,663

NOTE 5.	RESTRICTED CASH

In 2002, the Company entered into an agreement with a customer to provide mortgage insurance coverage for a three-year period on a pool of loans. The Company received funds to cover future claim payments on these loans. The transaction does not meet established risk transfer criteria. Accordingly, the contract is being accounted for under the guidelines of SFAS No. 113 and SOP No. 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk. As of June 30, 2005, $4.3 million of deposits received under this agreement were included in cash and cash equivalents and can only be utilized to pay claims related to the agreement.

NOTE 6.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	Ownership Percentage	December 31, 2004	Ownership Percentage
	(Dollars in thousands)
FGIC Corporation	$738,394	42.0%	$693,671	42.1%
CMG	121,558	50.0%	112,456	50.0%
RAM Re	82,914	24.9%	81,209	24.9%
Other	22,734	various	24,268	various

Total	$965,600		$911,604

As of December 31, 2004, due to the Company’s decision to enter into an agreement with CSFB, the Company reclassified its equity investment in SPS of $109.5 million to equity investment held for sale.

As of June 30, 2005, the Company’s investment in FGIC was $738.4 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing undistributed equity in earnings and the Company’s proportionate share of net unrealized gains in FGIC’s investment portfolio.

As of June 30, 2005, the Company’s total investment in SPS was $119.3 million and consisted of $110.4 million carrying value of the Company’s equity investment and $8.9 million of related party receivables. Included in the $110.4 million carrying value of SPS is a $6.5 million component of goodwill which represents the excess of the Company’s carrying value over the Company’s ownership percentage of SPS’s net book value as of June 30, 2005. Pursuant to the Summary of Terms with CSFB described in Note 1. Basis of Presentation, the remaining balance of the Company’s $8.9 million related party receivable will be payable in full prior to closing if CSFB exercises its option to purchase all of the Company’s interest in SPS. All scheduled principal and interest payments related to this note are current.

Equity in earnings from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	Ownership Percentage	2004	Ownership Percentage	2005	Ownership Percentage	2004	Ownership Percentage
	(Dollars in thousands, except percentage)				(Dollars in thousands, except percentage)
FGIC Corp.	$22,202	42.0%	$17,886	42.1%	$41,827	42.0%	$31,499	42.1%
SPS *	—	64.9%	57	56.8%	—	64.9%	402	56.8%
CMG	4,937	50.0%	3,676	50.0%	9,011	50.0%	7,004	50.0%
RAM Re	1,559	24.9%	1,813	24.9%	2,781	24.9%	3,128	24.9%
Other	(416)	various	153	various	(125)	various	650	various

Total	$28,282		$23,585		$53,494		$42,683

*	Due to the Company’s decision to enter into an agreement with CSFB, the Company reclassified its equity investment in SPS to equity investment held for sale. Beginning January 1, 2005, equity in earnings from SPS is included in other income. Equity in earnings from SPS was $0.9 million for the six months ended June 30, 2005. In the third quarter of 2004, our ownership percentage of SPS increased from 56.8% to 64.9% primarily as a result of SPS’s repurchase of its common stock from three minority shareholders.

Condensed financial statement amounts of FGIC Corporation as of and for the periods ended were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Condensed Statements of Operations
Total revenues	$90,815	$76,031	$171,871	$131,724
Total expenses	15,437	16,522	31,239	28,354

Income before income taxes	75,378	59,509	140,632	103,370
Income tax expense	19,281	14,466	35,150	23,226

Net income	56,097	45,043	105,482	80,144
Preferred stock dividends	(4,250)	(4,043)	(8,501)	(8,086)

Net income available to common stockholders	$51,847	$41,000	$96,981	$72,058
TPG’s ownership interest in common equity	42.0%	42.1%	42.0%	42.1%

TPG’s proportionate share of net income available to common stockholders	$21,769	$17,245	$40,719	$30,308
TPG’s proportionate share of management fees and other	433	641	1,108	1,191

Equity in earnings from FGIC Corporation	$22,202	$17,866	$41,827	$31,499

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Condensed Balance Sheets
Cash and investments, at fair value	$3,394,367	$3,223,795
Other assets	258,779	198,125

Total assets	$3,653,146	$3,421,920

Unearned premiums	$1,132,949	$1,043,334
Reserve for losses and loss adjustment expenses	32,451	39,181
Other liabilities	457,308	421,420
Stockholders’ equity	2,030,438	1,917,985

Total liabilities and stockholders’ equity	$3,653,146	$3,421,920

NOTE 7.	DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and six months ended June 30, 2005 and June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Beginning balance	$89,578	$97,368	$92,438	$102,074
Policy acquisition costs incurred and deferred	17,123	15,692	34,706	34,081
Amortization of deferred policy acquisition costs	(18,809)	(21,244)	(39,252)	(44,339)

Ending balance	$87,892	$91,816	$87,892	$91,816

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

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and June 30, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Balance at January 1,	$364,847	$346,939
Reinsurance recoverables	(3,405)	(3,275)

Net balance at January 1,	361,442	343,664
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	127,508	127,335
Prior years (1)	4,209	(10,983)

Total incurred	131,717	116,352
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(956)	(488)
Prior years	(129,094)	(104,989)

Total payments	(130,050)	(105,477)
Foreign currency translation effect	(2,016)	(1,248)

Net ending balance at June 30,	361,093	353,291
Reinsurance recoverables	3,319	3,737

Balance at June 30,	$364,412	$357,028

(1)	The $4.2 million increase and $11.0 million reduction in total losses and LAE incurred in 2005 and 2004, respectively, were due to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Guarantee – The PMI Group has guaranteed certain payments to the holders of the privately issued debt securities (“Capital Securities”) issued by PMI Capital I. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company.

Funding Obligations – We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of June 30, 2005, the Company had committed to fund, if called upon to do so, $5.9 million of additional equity in certain limited partnership investments.

Legal Proceedings – Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 10.	COMPREHENSIVE INCOME

The components of comprehensive income for the three months and six months ended June 30, 2005 and 2004 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$104,585	$96,675	$205,743	$216,144
Other comprehensive income (loss), net of deferred taxes:
Change in unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period, net of deferred taxes (benefits) of $25,963, ($45,524), $9,633 and ($36,513), respectively	54,401	(90,521)	23,658	(67,439)
Reclassification of realized gains included in net income, net of deferred taxes	(977)	(44)	(1,446)	(873)

Net unrealized holding gains (losses)	53,424	(90,565)	22,212	(68,312)
Change in foreign currency translation losses	(23,389)	(40,941)	(29,518)	(35,553)

Other comprehensive income (loss), net of deferred taxes (benefits)	30,035	(131,506)	(7,306)	(103,865)

Comprehensive income (loss)	$134,620	$(34,831)	$198,437	$112,279

The unrealized holding gains in the second quarter of 2005 and first half of 2005 compared to the holding losses in corresponding periods in 2004 were primarily due to changes in fixed income security interest rates, which caused a market value increase in 2005 and decrease in 2004 relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized holding gains and losses arising in our unconsolidated subsidiaries’ investment portfolios. The foreign currency translation losses in 2005 and 2004 were due primarily to strengthening of the U.S. dollar spot exchange rates relative to the Australian dollar from the beginning of the period to the end of each period presented.

NOTE 11.	BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended June 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$168,248	$38,141	$—	$19	$206,408
Net investment income	27,546	14,058	—	4,143	45,747
Equity in earnings (losses) from unconsolidated subsidiaries	4,937	—	23,761	(416)	28,282
Net realized investment gains (losses)	1,167	(18)	—	354	1,503
Other (loss) income	(5)	873	—	5,383	6,251

Total revenues	201,893	53,054	23,761	9,483	288,191

Losses and expenses:
Losses and loss adjustment expenses	65,496	1,739	—	—	67,235
Amortization of deferred policy acquisition costs	15,030	3,779	—	—	18,809
Other underwriting and operating expenses	25,278	10,539	—	18,600	54,417
Interest expense	—	—	—	8,472	8,472

Total losses and expenses	105,804	16,057	—	27,072	148,933

Income (loss) before income taxes	96,089	36,997	23,761	(17,589)	139,258
Income tax (benefit)	26,400	11,747	2,254	(5,728)	34,673

Net income (loss)	$69,689	$25,250	$21,507	$(11,861)	$104,585

Total assets	$2,544,652	$1,134,918	$821,308	$740,429	$5,241,307

	Three Months Ended June 30, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$154,392	$33,255	$—	$16	$187,663
Net investment income	27,944	10,646	—	5,032	43,622
Equity in earnings from unconsolidated subsidiaries	3,676	—	19,699	210	23,585
Net realized investment (losses) gains	(166)	377	—	(143)	68
Other (loss) income	(25)	2,399	—	7,424	9,798

Total revenues	185,821	46,677	19,699	12,539	264,736

Losses and expenses:
Losses and loss adjustment expenses	55,755	777	—	—	56,532
Amortization of deferred policy acquisition costs	18,109	3,135	—	—	21,244
Other underwriting and operating expenses	24,888	6,940	—	17,790	49,618
Interest expense	17	60	—	8,745	8,822

Total losses and expenses	98,769	10,912	—	26,535	136,216

Income (loss) before income taxes	87,052	35,765	19,699	(13,996)	128,520
Income tax (benefit)	23,790	10,799	2,220	(4,964)	31,845

Net income (loss)	$63,262	$24,966	$17,479	$(9,032)	$96,675

Total assets	$2,521,067	$918,479	$716,858	$698,174	$4,854,578

	Six Months Ended June 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$332,360	$73,576	$—	$39	$405,975
Net investment income	53,125	27,813	—	8,599	89,537
Equity in earnings (losses) from unconsolidated subsidiaries	9,011	—	44,608	(125)	53,494
Net realized investment gains	1,587	322	—	315	2,224
Other (loss) income	(1)	760	—	11,028	11,787

Total revenues	396,082	102,471	44,608	19,856	563,017

Losses and expenses:
Losses and loss adjustment expenses	128,614	3,103	—	—	131,717
Amortization of deferred policy acquisition costs	31,056	8,196	—	—	39,252
Other underwriting and operating expenses	48,832	17,543	—	33,687	100,062
Interest expense	1	—	—	18,024	18,025

Total losses and expenses	208,503	28,842	—	51,711	289,056

Income (loss) before income taxes	187,579	73,629	44,608	(31,855)	273,961
Income tax (benefit)	51,548	23,232	4,211	(10,773)	68,218

Net income (loss)	$136,031	$50,397	$40,397	$(21,082)	$205,743

Total assets	$2,544,652	$1,134,918	$821,308	$740,429	$5,241,307

	Six Months Ended June 30, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$303,415	$69,514	$—	$36	$372,965
Net investment income	52,402	22,453	—	8,808	83,663
Equity in earnings from unconsolidated subsidiaries	7,004	—	34,627	1,052	42,683
Net realized investment gains (losses)	921	602	—	(180)	1,343
Other income	57	4,001	—	14,591	18,649

Total revenues	363,799	96,570	34,627	24,307	519,303

Losses and expenses:
Losses and loss adjustment expenses	114,710	1,642	—	—	116,352
Amortization of deferred policy acquisition costs	37,542	6,797	—	—	44,339
Other underwriting and operating expenses	51,028	13,807	—	35,103	99,938
Interest expense	37	61	—	17,239	17,337

Total losses and expenses	203,317	22,307	—	52,342	277,966

Income (loss) from continuing operations before income taxes	160,482	74,263	34,627	(28,035)	241,337
Income taxes (benefits) from continuing operations	43,612	22,269	3,633	(10,415)	59,099

Income (loss) from continuing operations after income taxes	116,870	51,994	30,994	(17,620)	182,238

Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798
Gain on sale of discontinued operations net of income taxes of $17,131	—	—	—	30,108	30,108

Net income	$116,870	$51,994	$30,994	$16,286	$216,144

Total assets	$2,521,067	$918,479	$716,858	$698,174	$4,854,578

NOTE 12.	DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, the results of operations for APTIC were classified as discontinued operations for the fourth quarter of 2003 with prior periods adjusted for comparability. On March 19, 2004, the Company recognized an after tax gain of $30.1 million upon the sale of APTIC, which excluded a December 2004 $1.1 million after tax reduction related to the “true-up” of the Company’s pension liability due to settlement accounting triggered by the sale of APTIC.

The results of operations of APTIC for the period ended March 19, 2004 are as follows:

Period Ended March 19, 2004
(Dollars in thousands)
Total revenues	$54,456
Losses and loss adjustment expenses	2,683
Other underwriting and operating expenses	46,017

Income from discontinued operations before income taxes	5,756
Income taxes from discontinued operations	1,958

Income from discontinued operations after income taxes	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	30,108

Net income from discontinued operations	$33,906

NOTE 13.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Pension benefits
Service cost	$2,500	$2,544	$5,020	$5,258
Interest cost	1,294	1,431	2,599	2,830
Expected return on plan assets	(1,187)	(1,348)	(2,383)	(2,615)
Amortization of prior service cost	(6)	14	(13)	54
Recognized net actuarial loss	228	192	456	426
Additional cost *	—	—	—	1,380

Net periodic benefit cost	$2,829	$2,833	$5,679	$7,333

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$95	$396	$201	$622
Interest cost	69	230	161	361
Amortization of prior service cost	(75)	3	(197)	6
Recognized net actuarial loss	48	67	110	102

Net periodic post-retirement benefit cost	$137	$696	$275	$1,091

*	Additional cost relates to a curtailment expense incurred as a result of the sale of APTIC; this charge was recorded as a reduction to gain on sale of discontinued operations.

NOTE 14.	CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES AND EQUITY INVESTEES

The following condensed financial statement information represents the Company’s proportionate share in, and has been presented on a combined basis for, all equity investees (FGIC, CMG, RAM Re and various limited partnerships) and the unconsolidated majority-owned subsidiaries (SPS and PMI Capital I), accounted for under the equity method of accounting, as of June 30, 2005 and December 31, 2004, and for the three months ended:

	Equity Investees As of		Unconsolidated Majority- Owned Subsidiaries As of
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$38,269	$38,895	$17,428	$19,763
Investments	1,707,369	1,620,858	51,593	51,593
Accrued investment income	18,731	18,078	—	—
Deferred policy acquisition costs	38,576	31,763	—	—
Servicing assets	—	—	41,079	39,896
Accounts receivable and other assets	80,261	73,419	175,932	209,872

Total assets	$1,883,206	$1,783,013	$286,032	$321,124

Liabilities and Shareholders’ Equity:
Reserve for losses and loss adjustment expenses	$22,973	$25,308	$—	$—
Unearned premiums	524,841	482,443	—	—
Notes payable	197,383	197,573	147,914	184,767
Accounts payable and other liabilities	69,892	61,524	31,427	30,202

Total liabilities	815,089	766,848	179,341	214,969
Shareholders’ equity	1,068,117	1,016,165	106,691	106,155

Total liabilities and shareholders’ equity	$1,883,206	$1,783,013	$286,032	$321,124

	Equity Investees Three Months Ended June 30,		Unconsolidated Majority- Owned Subsidiaries Three Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$51,654	$45,262	$18,239	$25,030
Total expenses	11,326	12,668	18,687	24,663

Income (loss) before income taxes	40,328	32,594	(448)	367
Income tax expense (benefit)	10,265	7,365	(458)	310

Net income	30,063	25,229	10	57
Preferred stock dividend	1,781	1,701	—	—

Net income available to common stockholders	$28,282	$23,528	$10	$57

	Equity Investees Six Months Ended June 30,		Unconsolidated Majority- Owned Subsidiaries Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$97,401	$78,512	$42,694	$56,102
Total expenses	21,752	20,758	41,827	55,180

Income before income taxes	75,649	57,754	867	922
Income tax expense	18,586	12,071	3	521

Net income	57,063	45,683	864	401
Preferred stock dividend	3,569	3,401	—	—

Net income available to common stockholders	$53,494	$42,282	$864	$401

The unconsolidated majority-owned subsidiaries are comprised of the Company’s equity investment held for sale (SPS) and PMI Capital I. As of June 30, 2005, included in the Company’s retained earnings were $167.2 million of undistributed equity in earnings from existing equity investees with ownership interests of 50% or less.

NOTE 15.	SUBSEQUENT EVENTS

On July 28, 2005, the Company agreed to extend CSFB’s option to acquire the outstanding stock of SPS until August 5, 2005 from the previous expiration date of July 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•	changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates or consumer confidence; housing demand, housing values, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•	changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/10/10 loans) and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•	the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality and Alt-A loans, adjustable rate mortgages and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors, or any polarization between us and the GSEs, FM Policy Focus or our customers;

•	changes in the regulation, business practices or eligibility guidelines of the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings;

•	the failure to properly underwrite mortgage loans when we provide contract underwriting services which may require us to provide monetary and other remedies to customers;

•	legislative and regulatory developments, regulatory investigations relating to the insurance industry, including captive reinsurance arrangements, litigation and new theories of liability applicable to us, our subsidiaries or our unconsolidated subsidiaries and potential changes in accounting practices in the mortgage insurance industry;

•	legal and other constraints on the amount of dividends we receive from subsidiaries;

•	the performances of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•	the performances of our unconsolidated subsidiaries, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, economic factors or political or regulatory conditions and potential changes in accounting practices in the financial guaranty industry;

•	potential limitations on our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity;

•	technological developments; and

•	management’s ability to appropriately respond to uncertainties and risks, including the foregoing.

In the second quarter of 2005, our U.S. mortgage insurance subsidiaries licensed to operate in New York and CMG Mortgage Assurance Company each received and responded to a request from the New York Insurance Department. The request sought information regarding reinsurance arrangements between our mortgage insurance entities and reinsurers that are affiliates of lending institutions to whom insurance policies are issued by our mortgage insurance entities, as well as other types of arrangements between such mortgage insurers and the lending institutions whereby the lending institutions receive any form of payment, compensation or other consideration. The time period for the request was from January 1, 2000 to the present. Other federal and state regulatory agencies, including state insurance departments, may also request information regarding these arrangements. The insurance industry has recently become the focus of increased attention by regulatory authorities. Several state insurance departments have conducted investigations of, and reached settlements with, title insurance companies with respect to, among other things, captive title reinsurance arrangements. We cannot predict whether the New York Insurance Department’s request will lead to a formal investigation of these matters, or the scope, timing or outcome of any further inquiry by the New York Insurance Department or any inquiry that may be commenced by other regulators.

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

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $69.7 million for the second quarter of 2005 and $136.0 million for the six months ended June 30, 2005, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $25.3 million for the second quarter of 2005 and $50.4 million for the six months ended June 30, 2005.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $21.5 million for the second quarter of 2005 and $40.4 million for the six months ended June 30, 2005.

•	Other. Our Other segment consists of our holding company and contract underwriting operations, equity in earnings primarily from our unconsolidated subsidiary, SPS Holding Corp., or SPS, and certain limited partnerships, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. Our Other segment generated a net loss of $11.9 million for the second quarter ended June 30, 2005 and $21.1 million for the six months ended June 30, 2005. Our sale of APTIC in the first quarter of 2004 generated an after tax gain of $30.1 million in that quarter.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter Ended June 30, 2005

Our consolidated net income for the second quarter of 2005 was $104.6 million compared to $96.7 million for the corresponding period in 2004. (See Results of Operations table below.) The increase in net income in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to increases in premiums earned from U.S. Mortgage Insurance Operations and equity in earnings from FGIC Corporation. These increases were partially offset by increases in U.S. Mortgage Insurance Operation’s losses and loss adjustment expenses and International Operations underwriting and operating expenses.

Our consolidated net income for the first half of 2005 was $205.7 compared to $216.1 million for the corresponding period in 2004. The decrease in the first half of 2005 compared to the first half of 2004 was due primarily to the gain on the sale of APTIC in the first quarter of 2004. Our consolidated net income from continuing operations after taxes was also $205.7 million in the first half of 2005 compared to $182.2 million in the corresponding period in 2004. The increase in net income from continuing operations after income taxes was due to the same factors set out above for the second quarter of 2005 and 2004.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	Policy Cancellations and Persistency. Continued low interest rates and home price appreciation have driven mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s non-refundable single and annual premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single or annual premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 62.0% at June 30, 2005, 60.8% at March 31, 2005, 60.9% at December 31, 2004 and 52.8% at June 30, 2004. While interest rates remain at affordable levels, the improvement in PMI’s persistency rate at June 30, 2005 compared to prior periods resulted from a stabilization of mortgage interest rates and a corresponding decline in refinance activity in the second half of 2004 and the first half of 2005. If these trends continue in the second half of 2005, and particularly if mortgage interest rates increase, we believe that PMI’s persistency rate will continue to improve.

•	New Insurance Written (NIW). PMI’s NIW decreased by 15.3% in the second quarter of 2005 and by 11.8% in the first half of 2005 compared to the corresponding periods in 2004. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage and private mortgage insurance markets. We believe the sizes of the U.S. mortgage origination and private mortgage insurance markets decreased in the second quarter and first half of 2005 compared to the corresponding periods of 2004 as a result of a decline in refinancing activity. We expect mortgage origination and refinancing activity to decline and the percentage of purchase money mortgage transactions to increase in the second half of 2005 if U.S. mortgage interest rates remain stable or increase. Increased use of alternatives to private mortgage insurance, such as “piggyback” or “80/10/10” or “80/20” loans, also continues to negatively affect the size of the private mortgage insurance market and PMI’s NIW. We believe that the use of such loans, which include a first mortgage lien with a loan to value, or LTV, of 80% and a second mortgage lien of between 10% and 20%, has increased in the last three years and in the first half of 2005.

•	Credit and Portfolio Characteristics. PMI’s NIW and insurance in force in the second quarter and first half of 2005 compared to the corresponding periods in 2004 consisted of higher percentages of adjustable rate mortgages, or ARMs, Alt-A loans and high LTV loans. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases reflect higher concentrations of ARMs, Alt-A and high LTV loans in the current mortgage origination and private mortgage insurance markets. We believe that these market trends will continue in the second half of 2005. We expect higher default and claim rates for ARMs, Alt-A and high LTV loans and incorporate these assumptions into our pricing and loss and claim estimates. Since 2004, interest only loans, also known as deferred amortization loans, have been popular with some borrowers and PMI has insured an increased amount of these loans during this period through its primary flow, bulk and modified pool product channels. Borrowers with interest only loans do not reduce principal during the initial deferral period (usually between two and ten years) and therefore do not accumulate equity through loan amortization during the initial deferral period. Accordingly, interest only loans have more exposure to declining home prices than fixed rate loans or traditional ARMs.

•	Losses and Claims. PMI’s claims paid including LAE increased by 18.6% in the second quarter of 2005 and by 22.6% in the first half of 2005 compared to the corresponding periods in 2004 primarily as a result of the aging of PMI’s insurance portfolio and, to a lesser extent, higher claim rates associated with the portion of PMI’s portfolio that contains less-than-A quality loans (loans with credit scores less than 620) and Alt-A loans. We expect PMI’s total losses and LAE to increase in 2005 compared to 2004 due to the continued seasoning of PMI’s insurance portfolio’s largest book years, an increased number of claims paid that were previously delayed by bankruptcy protection, higher average loan sizes of PMI’s portfolio, higher claim rates associated with ARMs, Alt-A, high LTV and less-than-A quality loans, and anticipated increases in delinquent loans from changes in bankruptcy law.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. At June 30, 2005, 53.7% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 52.2% as of June 30, 2004. The increase in the captive reinsurance activity was due to refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of the NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. We expect that the percentage of PMI’s primary flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase. Insurance in force, risk in force and NIW generated through PMI’s bulk channel are generally not subject to captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s net income increased to $20.5 million and $41.1 million in the quarter and six months ended June 30, 2005, from $19.2 million and $39.5 million in the corresponding periods in 2004 due to the appreciation of the Australian dollar relative to the U.S. dollar. PMI Australia’s NIW was 14.2% and 10.4% lower in the second quarter and first half of 2005, respectively, than the corresponding periods in 2004 due primarily to a slowing Australian mortgage origination market combined with increasingly competitive pricing. PMI Australia’s 31.0% increase in insurance in force was driven by NIW and the continued strength of the Australian dollar. In the second quarter of 2005, one of PMI Australia’s five largest customers informed us that it intends to restructure its captive reinsurance arrangement. This restructuring, which we expect will take effect in the fourth quarter of 2005, would cause the customer’s affiliated captive reinsurer to retain higher levels of mortgage default risk and, accordingly, would reduce PMI Australia’s future premiums. If implemented as planned, this restructuring will materially negatively impact PMI Australia’s premiums written in 2006. We believe the customer decided to restructure its captive arrangement in light of lenders’ mortgage insurance capital requirements released by the Australian Prudential Regulation Authority. These capital requirements will take effect on October 1, 2005 and, under certain circumstances, will impose a cap on the benefit allowed for reinsurance arrangements between PMI Australia and its customers. APRA’s new requirements also increase the capital that must be held by mortgage insurers such as PMI Australia. We do not believe that PMI Australia’s compliance with the APRA capital requirements will have a material impact on our results of operations, financial condition or cash flows.

•	PMI Europe. PMI Europe’s net income decreased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 due to a reduction in premiums earned associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2004 from Royal & Sun Alliance (“R&SA”). We recognize premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio. PMI Europe’s net income in the second quarter of 2005 was also negatively impacted by additional provisions for R&SA profit sharing obligations. Under the terms of its agreement with R&SA with respect to the acquired mortgage insurance portfolio, R&SA and PMI Europe share certain economic benefits if loss performance reaches agreed-upon levels. Based upon the favorable loss performance of this business to date, PMI Europe has begun to increase expenses related to this agreement and will continue to do so in the future unless the loss performance becomes less favorable.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. In January 2005, we purchased foreign currency put options at a pre-tax cost of $1.8 million to partially mitigate the negative effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2005. Net income from International Operations for the second quarter of 2005 includes a $0.1 million pre-tax addition in the fair value of our foreign currency put options, whereas net income for the first half of 2005 includes a $1.0 million pre-tax reduction in the fair value of our foreign currency put options. The change in the average foreign currency exchange rates from the second quarter and first half of 2005 to the corresponding periods in 2004 increased our International Operations net income by $1.5 million and $2.0 million, respectively, primarily due to appreciation in the Australian dollar. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the functional currencies.

Financial Guaranty. In the second quarter and first half of 2005, the significant portion of our net income derived from our Financial Guaranty segment was generated by equity in earnings from FGIC Corporation. Equity in earnings from FGIC Corporation was $22.2 million in the second quarter of 2005 compared to $17.9 million in the corresponding period in 2004. This increase was primarily due to an increase in premiums earned and to higher investment income due to growth in FGIC’s investment portfolio. Equity in earnings from FGIC Corporation was $41.8 million for the first half of 2005 compared to $31.5 million in the corresponding period in 2004. This increase was primarily due to increases in premiums earned and refundings and, to a lesser extent, higher investment income due to growth in its investment portfolio. Factors affecting FGIC Corporation’s financial performance include interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets. A refunding occurs when an insured obligation is repaid or fully defeased prior to the stated maturity.

Other. Factors affecting the financial performance of our Other segment include:

•	SPS. In January 2005, we signed a Summary of Terms with Credit Suisse First Boston (USA), Inc., or CSFB, pursuant to which CSFB received an option to acquire 100% of our outstanding stock in SPS. As of December 31, 2004, based upon the transaction, we classified our remaining carrying value in SPS as equity investment held for sale on our consolidated balance sheet. Effective January 1, 2005, equity in earnings from SPS is recorded in other income.

•	Contract Underwriting Services. Due to a decline in refinancing activity and mortgage originations in the second quarter and first half of 2005, our contract underwriting activities, associated revenues and contract underwriting expenses allocated to our Other segment all decreased in the second quarter and first half of 2005 compared to the corresponding periods in 2004. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedy expenses, and accruals thereof, increased from $2.0 million and $3.4 million in the second quarter and first half of 2004, respectively, to $5.7 million and $8.2 million in the second quarter and first half of 2005. We believe these increases were driven by the high levels of contract underwriting activities in 2003 and 2004.

•	Additional Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations, interest expense and, in the first quarter of 2004, the net income from discontinued operations and the gain on sale of APTIC.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the periods noted:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions, except per share data)			(In millions, except per share data)
REVENUES
Premiums earned	$206.4	$187.7	10.0%	$406.0	$373.0	8.8%
Net investment income	45.7	43.6	4.8%	89.5	83.7	6.9%
Equity in earnings from unconsolidated subsidiaries	28.3	23.6	19.9%	53.5	42.7	25.3%
Net realized investment gains	1.5	—	—	2.2	1.3	69.2%
Other income	6.3	9.8	(35.7)%	11.8	18.6	(36.6)%

Total revenues	288.2	264.7	8.9%	563.0	519.3	8.4%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	67.2	56.5	18.9%	131.7	116.4	13.1%
Amortization of deferred policy acquisition costs	18.8	21.2	(11.3)%	39.3	44.3	(11.3)%
Other underwriting and operating expenses	54.4	49.7	9.5%	100.1	100.0	0.1%
Interest expense	8.5	8.8	(3.4)%	18.0	17.3	4.0%

Total losses and expenses	148.9	136.2	9.3%	289.1	278.0	4.0%

Income from continuing operations before income taxes	139.3	128.5	8.4%	273.9	241.3	13.5%
Income taxes from continuing operations	34.7	31.8	9.1%	68.2	59.1	15.4%

Income from continuing operations after income taxes	104.6	96.7	8.2%	205.7	182.2	12.9%

Income from discontinued operations before income taxes	—	—	—	—	5.8	—
Income taxes from discontinued operations	—	—	—	—	2.0	—

Income from discontinued operations after income taxes	—	—	—	—	3.8	—
Gain on sale of discontinued operations, net of income taxes of $17.1	—	—	—	—	30.1	—

Net income	$104.6	$96.7	8.2%	$205.7	$216.1	(4.8)%

Diluted earnings per share	$1.04	$0.93	11.8%	$2.03	$2.09	(2.9)%

The 8.2% increase in consolidated net income in the second quarter of 2005 compared to the second quarter of 2004 was due primarily to increases in U.S. Mortgage Insurance Operation’s premiums earned and equity in earnings from FGIC Corporation, partially offset by increases in U.S. Mortgage Insurance Operation’s losses and loss adjustment expenses and in International Operation’s other underwriting and operating expenses. The 4.8% decrease in consolidated net income in the first six months of 2005 compared to the first six months of 2004 was due primarily to our $30.1 million after tax gain on the sale of APTIC in the first quarter of 2004. The 12.9% increase in income from continuing operations after income taxes in the first half of 2005 compared to the corresponding period in 2004 was due primarily to increases in U.S. Mortgage Insurance Operation’s premiums earned and equity in earnings from FGIC Corporation, partially offset by increases in U.S. Mortgage Insurance Operation’s primary claims paid and in International Operation’s other underwriting and operating expenses.

The increases in premiums earned in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were attributable primarily to increases in premiums earned by U.S. Mortgage Insurance Operations and, to a lesser extent, International Operations. U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of the recognition of premiums associated with loan cancellations under non-refundable single and annual premium policies and higher average premium rates. International Operations’ increases consisted of higher premiums earned from our Hong Kong branch and PMI Australia, offset by lower premiums earned from PMI Europe.

The increases in net investment income in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to growth in our U.S. and Australian investment portfolios, partially offset by a decrease in the book yield of our U.S. investment portfolio. As of June 30, 2005, our consolidated pre-tax book yield was 5.00% at June 30, 2005 and 5.04% at June 30, 2004.

We account for our unconsolidated subsidiaries using the equity method of accounting. The increases in equity in earnings from our unconsolidated subsidiaries in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to our investment in FGIC Corporation. Equity in earnings from FGIC Corporation was $22.2 million in the second quarter of 2005 compared to $17.9 million in the corresponding period in 2004. This increase was primarily due to an increase in premiums written and to higher investment income due to growth in FGIC’s investment portfolio. Equity in earnings from FGIC Corporation was $41.8 million for the first half of 2005 compared to $31.5 million in the corresponding period in 2004. This increase was primarily due to increases in premiums earned and refundings and, to a lesser extent, higher investment income due to growth in FGIC’s investment portfolio.

The decreases in other income in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due to lower fees generated by our contract underwriting operations. Contract underwriting activity has decreased in the first half of 2005 due to a decline in the mortgage refinance market. The results of our contract underwriting operations are included in our Other segment.

The increases in losses and LAE in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were primarily due to higher claims paid in U.S. Mortgage Insurance Operations.

The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2005 from the corresponding periods in 2004 were due to lower levels of amortization in U.S. Mortgage Insurance Operations primarily as a result of the continued amortization of costs related to policies originated in 2003, expense savings realized from the 2004 field restructuring and a decline in NIW compared to the prior periods.

The increase in other underwriting and operating expenses in the second quarter of 2005 compared to the corresponding period in 2004 was primarily due to an increase in expenses in International Operations. This increase was primarily due to an increase in PMI Europe’s profit sharing commission accruals related to the U.K. lenders’ mortgage insurance portfolio acquired in 2004 and to an increase in PMI Australia’s payroll and payroll related expenses primarily related to increased employee headcount. Other underwriting and operating expenses remained flat in the first half of 2005 compared to the corresponding period in 2004. U.S. Mortgage Insurance Operation’s other underwriting and operating expenses declined due primarily to expenses incurred in the first quarter of 2004 that related to 2003 annual incentive bonuses and 401(k) contributions and by a decline in amortization of deferred policy acquisition costs. Additionally, $2.6 million of U.S. field restructuring costs were included in the first half of 2004 expenses.

Our income tax expense from continuing operations in the second quarter and first half of 2005 increased by 9.1% and 15.4% compared to the corresponding periods in 2004 primarily as a result of the increases in pre-tax income from continuing operations and increases in the effective tax rates. The increases in our effective tax rate to 24.9% for both the quarter and six months ended June 30, 2005 from 24.8% and 24.5% for the corresponding periods in 2004 were primarily due to increases in our U.S. Mortgage Insurance Operations underwriting income, which excludes net investment income, and is taxed at an effective tax rate of 35.0%. The increases in the effective tax rates were partially offset by increased equity in earnings from FGIC Corporation which also has a lower effective tax rate.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$69.7	$63.3	10.1%	$136.0	$116.9	16.3%
International Operations	25.3	25.0	1.2%	50.4	52.0	(3.1)%
Financial Guaranty	21.5	17.5	22.9%	40.4	31.0	30.3%
Other	(11.9)	(9.1)	30.8%	(21.1)	16.2	—

Consolidated net income	$104.6	$96.7	8.2%	$205.7	$216.1	(4.8)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Premiums earned	$168.2	$154.4	8.9%	$332.4	$303.4	9.6%
Net investment income	$27.5	$27.9	(1.4)%	$53.1	$52.4	1.3%
Equity in earnings from unconsolidated subsidiaries	$4.9	$3.7	32.4%	$9.0	$7.0	28.6%
Losses and LAE	$65.5	$55.8	17.4%	$128.6	$114.7	12.1%
Underwriting and operating expenses	$40.3	$43.0	(6.3)%	$79.9	$88.6	(9.8)%
Net income	$69.7	$63.3	10.1%	$136.0	$116.9	16.3%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Gross premiums written	$197.9	$188.7	4.9%	$399.0	$381.6	4.6%
Ceded premiums, net of assumed	(41.5)	(37.8)	9.8%	(84.8)	(74.0)	14.6%
Refunded premiums	(3.8)	(3.5)	8.6%	(7.1)	(7.1)	—

Net premiums written	$152.6	$147.4	3.5%	$307.1	$300.5	2.2%

Premiums earned	$168.2	$154.4	8.9%	$332.4	$303.4	9.6%

The increases in gross and net premiums written in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to an increase in PMI’s average premium rates and, to a lesser extent, to PMI’s higher primary risk in force. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans and high LTV loans in PMI’s portfolio in the second quarter and first half of 2005 compared to the corresponding periods in 2004.

The increases in ceded premiums in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were driven primarily by the increasing percentage of PMI’s primary insurance in force subject to captive reinsurance agreements. Primary insurance in force refers to the current principal balance of all primary insured mortgage loans as of a given date. At June 30, 2005, 61.7% of PMI’s primary flow insurance in force and 62.6% of PMI’s primary flow risk in force were subject to captive reinsurance agreements compared to 58.5% and 59.9% at June 30, 2004, respectively. These increases were due primarily to refinance activity resulting in cancellations of policies not subject to captive reinsurance and a higher percentage of the NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. In the first half of 2005, 65.7% of primary NIW delivered through PMI’s flow channel was subject to captive reinsurance agreements compared to 60.2% in the corresponding period of 2004. Insurance in force, risk in force and NIW generated through PMI’s bulk channel are generally not subject to captive reinsurance agreements. We expect that the percentage of PMI’s primary flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase.

The increases in premiums earned in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to the recognition of premiums associated with loan cancellations under non-refundable single and annual premium policies, increases in PMI’s average premium rate discussed above and, to a lesser extent, higher primary risk in force.

Net investment income – Net investment income for the second quarter and first half of 2005 was $27.5 million and $53.1 million, respectively, compared to $27.9 million and $52.4 million for the corresponding periods in 2004 and reflects increased liquidity during 2005 in order to fund an extraordinary dividend from PMI Mortgage Insurance Co. to The PMI Group in 2005. The investment portfolio also experienced a reduction in its book yield due to higher yielding fixed income securities maturing and/or being called. As of June 30, 2005, the pre-tax book yield of the investment portfolio was 5.12% compared to 5.15% for the corresponding period in 2004.

Equity in earnings from unconsolidated subsidiaries – U.S. Mortgage Insurance Operation’s equity in earnings are derived entirely from the results of operations of CMG. Equity in earnings from CMG increased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 primarily as a result of increases in CMG’s primary insurance and risk in force.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions, except percentages, number of primary claims paid, and as otherwise noted)
Claims paid including LAE	$65.4	$55.2	18.5%	$128.4	$104.7	22.6%
Change in net loss reserves	0.1	0.6	(83.3)%	0.2	10.0	(98.0)%

Total losses and LAE	$65.5	$55.8	17.4%	$128.6	$114.7	12.1%

Number of primary claims paid	2,521	2,189	15.2%	4,934	4,029	22.5%
Average primary claim size (in thousands)	$22.9	$22.7	0.9%	$22.9	$23.2	(1.3)%

Claims paid including LAE increased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 primarily as a result of increases in the number of primary claims paid. The increases in the number of primary claims paid were due to a number of factors, including the seasoning of PMI’s primary insurance portfolio’s largest book years, an increased number of claims paid that were previously delayed by bankruptcy protection and higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A and less-than-A quality loans. (See Credit and portfolio characteristics, below.) The decrease in the average primary claim size in the first half of 2005 compared to the corresponding period in 2004 was primarily due to continued home price appreciation and PMI’s loss mitigation efforts. Primary claims paid increased to $57.7 million in the second quarter of 2005 and to $113.2 million in the first half of 2005 compared to $49.8 million and $93.4 million in the corresponding periods of 2004. Pool claims paid increased to $5.5 million in the second quarter of 2005 and to $10.8 million in the first half of 2005 compared to $4.0 million and $8.2 million in the corresponding periods of 2004. Net loss reserves in the second quarter and first half of 2005 remained flat from year end.

We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination. Approximately 87.8% of PMI’s insurance in force at June 30, 2005 was written after January 1, 2002. Accordingly, we expect PMI’s total losses and LAE in 2005 to be higher than 2004 as a result of the seasoning of the U.S. portfolio. We expect that the impact of the seasoning of the 2003 and earlier book years on total losses and LAE will be greatest in 2005, with some continued impact in 2006. At June 30, 2005, PMI’s 2003 book year represented 30.0% of PMI’s primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, total losses and LAE may continue to increase from prior periods. Changes in economic conditions, including mortgage interest rates, U.S. unemployment and job creation, could significantly impact our estimates and, therefore, PMI’s total losses and LAE. Changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur. (See Critical Accounting Policies and Estimates, Reserves for Losses and LAE and FASB Project.)

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

PMI’s primary default data is presented in the table below:

	As of June 30,		Percent Change/ Variance
	2005	2004
Flow policies in force	680,394	719,285	(5.4)%
Bulk policies in force	96,327	88,537	8.8%

Primary policies in force	776,721	807,822	(3.8)%

Flow loans in default	26,803	27,254	(1.7)%
Bulk loans in default	8,227	7,978	3.1%

Primary loans in default	35,030	35,232	(0.6)%

Primary default rate for flow transactions	3.94%	3.79%	0.15	pps
Primary default rate for bulk transactions	8.54%	9.01%	(0.47	)pps
Primary default rate	4.51%	4.36%	0.15	pps

The increase in PMI’s primary default rate as of June 30, 2005 compared to the corresponding date in 2004 was due primarily to a decline in the number of primary insurance policies in force. The decline in primary policies in force as of June 30, 2005 compared to the corresponding date in 2004 was due primarily to refinancing activity. The primary default rate for bulk transactions as of June 30, 2005 decreased from June 30, 2004 due to an 8.8% increase in the number of bulk policies in force, partially offset by an increase in the number of bulk loans in default. The increase in bulk loans in default as of June 30, 2005 compared to the corresponding date in 2004 was primarily due to the increase in bulk policies in force. The default rates for bulk transactions at June 30, 2005 and 2004 remained higher than the overall primary default rates due primarily to the higher concentration of less-than-A quality, Alt-A and ARM loans in PMI’s bulk portfolio.

PMI’s modified pool default data are presented in the table below:

	As of June 30,		Percent Change/ Variance
	2005	2004
Modified pool with deductible
Loans in default	8,894	8,389	6.0%
Policies in force	127,112	134,837	(5.7)%
Default rate	7.00%	6.22%	0.78	pps
Modified pool without deductible
Loans in default	2,583	2,247	15.0%
Policies in force	46,058	65,783	(30.0)%
Default rate	5.61%	3.42%	2.19	pps
Total modified pool
Loans in default	11,477	10,636	7.9%
Policies in force	173,170	200,620	(13.7)%
Default rate	6.63%	5.30%	1.33	pps

The increases in the modified pool default rates shown above were driven by increases in modified pool loans in default due to the seasoning of the modified pool portfolio and decreases in the number of modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. Total pool loans in default (which includes modified pool and traditional pool described below) were 16,623 and 16,804 at June 30, 2005 and June 30, 2004, respectively. The default rates for total pool loans at June 30, 2005 and June 30, 2004 were 5.65%

and 4.45%, respectively. Although total pool loans in default declined slightly, the default rate increased due to a larger percentage decline in the number of policies in force.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Amortization of deferred policy acquisition costs	$15.0	$18.1	(17.1)%	$31.1	$37.5	(17.1)%
Other underwriting and operating expenses	25.3	24.9	1.6%	48.8	51.1	(4.5)%

Total underwriting and operating expenses	$40.3	$43.0	(6.3)%	$79.9	$88.6	(9.8)%

Policy acquisition costs incurred and deferred	$12.7	$14.3	(11.2)%	$24.9	$27.8	(10.4)%

Our policy acquisition costs are costs that are primarily related to our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and can also be reduced by increased use of PMI’s electronic origination and delivery methods.

The decreases in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were primarily the result of lower levels of NIW and increases in electronic delivery. PMI’s deferred policy acquisition cost asset decreased by $5.3 million from December 31, 2004 to $48.7 million at June 30, 2005 primarily due to the continued amortization of policies originated in 2003, expense savings realized from the 2004 field restructuring and a decline in NIW compared to prior periods. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The decrease in other underwriting and operating expenses for the first half of 2005 compared to the corresponding period in 2004 was due primarily to expenses incurred in the first quarter of 2004 which related to 2003 annual incentive bonuses and 401(k) contributions and $2.6 million of field restructuring costs included in other underwriting and operating expenses in the first half of 2004.

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $5.0 million and $9.6 million in the second quarter and first half of 2005, compared to $7.6 million and $14.5 million in the corresponding periods in 2004, respectively. The declines in allocated expenses were due to a decrease in contract underwriting activity primarily as a result of a decrease in refinancing activity.

Ratios – PMI’s loss, expense and combined ratios are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Variance		2005	2004	Variance
Loss ratio	38.9%	36.1%	2.8	pps	38.7%	37.8%	0.9	pps
Expense ratio	26.4%	29.2%	(2.8	) pps	26.0%	29.5%	(3.5	) pps

Combined ratio	65.3%	65.3%	—		64.7%	67.3%	(2.6	) pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increases in the loss ratios in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to an increase in claims paid, partially offset by an increase in premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s total underwriting and operating expenses, discussed above, primarily drove the decreases in PMI’s expense ratio for the second quarter and first half of 2005 compared to the corresponding periods in 2004. We currently do not believe that the expense ratio of 26.0% in the first half of 2005 will significantly change during the remainder of 2005. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Primary NIW :
Primary NIW - flow channel	$7,442	$10,409	(28.5)%	$13,745	$18,863	(27.1)%
Primary NIW - bulk channel	2,216	998	122.0%	4,081	1,342	204.1%

Total primary NIW	$9,658	$11,407	(15.3)%	$17,826	$20,205	(11.8)%

The decreases in PMI’s primary NIW in the quarter and six months ended June 30, 2005 compared to the corresponding periods in 2004 were driven by lower volumes in the residential mortgage origination and mortgage insurance markets, partially offset by increased opportunities for bulk insurance writings. Lenders’ use of alternative mortgage products which do not require mortgage insurance continues to negatively impact the size of the primary flow mortgage insurance market and PMI’s primary flow NIW.

Traditional pool insurance – Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs (“GSE Pool”) and to the capital markets (“Old Pool”). GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $0.1 billion at June 30, 2005 and June 30, 2004. Old Pool risk in force was $0.5 billion at June 30, 2005 and $0.6 billion at June 30, 2004.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. During the quarter and six months ended June 30, 2005, PMI wrote $56.5 million and $92.3 million of modified pool risk compared to $59.5 million and $129.8 million in the corresponding periods of 2004. Modified pool risk in force was $1.6 billion at June 30, 2005 and $1.5 billion at June 30, 2004.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below:

	As of June 30,		Percent Change/ Variance
	2005	2004
Primary insurance in force (in millions)	$103,434	$104,206	(0.7)%
Primary risk in force (in millions)	$25,592	$24,802	3.2%
Pool risk in force (in millions)	$2,445	$2,535	(3.6)%
Policy cancellations – primary (year-to-date)	19,712	21,240	(7.2)%
Policy persistency rate – primary	62.0%	52.8%	9.2	pps

Primary insurance in force at June 30, 2005 remained generally flat compared to June 30, 2004 due to continued high levels of policy cancellations, offset by NIW and higher average loan balances. The increase in primary risk in force at June 30, 2005 compared to June 30, 2004 was the result of a greater number of high LTV loans with deeper coverage and higher average loan balances in the first half of 2005 compared to the corresponding period in 2004. Higher mortgage interest rates and a corresponding decline in refinance activity caused primary policy cancellations to decrease by 7.2% in the second quarter of 2005 compared to the corresponding period in 2004. The primary policy persistency rate is the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The increase in persistency was a result of the stabilization of interest rates during the second half of 2004 and, to a lesser extent, the slight increase in rates during parts of the first half of 2005.

Credit and portfolio characteristics – PMI insures less-than-A quality and Alt-A loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with credit scores generally less than 620. PMI considers a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment. The following table presents PMI’s less-than-A quality and Alt-A loans as percentages of its flow channel and bulk channel primary NIW:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(In millions, except percentages)				(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$452	6%	$729	7%	$889	6%	$1,353	7%
Primary NIW - bulk channel	208	9%	291	29%	711	17%	354	26%

Total primary NIW	$660	7%	$1,020	9%	$1,600	9%	$1,707	8%

Alt-A loan amounts and as a percentage of:
Primary NIW - flow channel	$1,863	25%	$2,119	20%	$3,297	24%	$3,656	19%
Primary NIW - bulk channel	893	40%	304	31%	1,516	37%	354	26%

Total primary NIW	$2,756	29%	$2,423	21%	$4,813	27%	$4,010	20%

The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of primary risk in force:

	As of June 30,
	2005	2004
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	10.2%	10.9%
Less-than-A quality loans with FICO scores below 575*	2.9%	3.0%
Alt-A loans	14.6%	10.8%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and bulk channel primary NIW:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	(In millions, except percentages)				(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW – flow channel	$1,621	22%	$1,904	18%	$2,815	20%	$3,239	17%
Primary NIW – bulk channel	1,783	80%	532	53%	3,299	81%	540	40%

Total primary NIW	$3,404	35%	$2,436	21%	$6,114	34%	$3,779	19%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW – flow channel	$1,130	15%	$1,064	10%	$2,065	15%	$1,818	10%
Primary NIW – bulk channel	238	11%	8	1%	379	9%	127	9%

Total primary NIW	$1,368	14%	$1,072	9%	$2,444	14%	$1,945	10%

The following table presents PMI’s ARMs and high LTV loans as percentages of primary risk in force:

	As of June 30,
	2005	2004
As a percentage of primary risk in force:
ARMs	17.5%	11.1%
97% or higher LTV loans	13.5%	10.1%

As shown in the tables above, PMI insured greater percentages of Alt-A loans, ARMs and high LTV loans in the second quarter and first half of 2005 than in the corresponding periods in 2004. PMI’s primary risk in force at June 30, 2005 contained higher percentages of Alt-A loans, ARMs and high LTV loans than at June 30, 2004. We believe that these increases reflect higher concentrations of these types of loans in the current mortgage origination and private mortgage insurance markets. The higher concentration of high LTV loans is, to a lesser extent, also the result of changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and the expansion of underwriting guidelines by lenders, the GSEs and PMI pursuant to market outreach efforts. We believe that these market trends will continue throughout 2005.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs and high LTV loans than our traditional primary portfolio and incorporate these assumptions into our pricing. In the second quarter and first half of 2005 compared to the corresponding periods in 2004, PMI’s average premium rate increased primarily as a result of PMI’s portfolio consisting of higher percentages of ARMs, Alt-A loans and high LTV loans. PMI offers pre- and post-purchase borrower counseling to borrowers with high LTV loans in an effort to reduce the risk of default on those loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

Our International Operations includes the results of our Australian holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and operating subsidiaries, PMI Mortgage Insurance Ltd and PMI Indemnity Limited, collectively referred to as PMI Australia; our Irish subsidiaries, PMI Mortgage Insurance Company Limited and TPG Reinsurance Company Limited, collectively referred to as PMI Europe; and PMI’s Hong Kong branch operations. Reporting of financial and statistical information for International Operations is subject to foreign currency exchange rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$38.1	$33.3	14.4%	$73.6	$69.5	5.9%
Losses, expenses and interest	$16.1	$10.9	47.7%	$28.8	$22.3	29.1%
Net income	$25.3	$25.0	1.2%	$50.4	$52.0	(3.1)%

In January 2005, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in 2005. The options expire ratably over the remainder of calendar year 2005 and had an aggregate pre-tax cost of $1.8 million. Net income from International Operations for the second quarter and first half of 2005 includes a $0.1 million pre-tax addition and a $1.0 million pre-tax reduction in the fair value of our foreign currency put options. Net income from International Operations could be negatively impacted in the remaining six months of 2005 by a strengthening U.S. dollar in the event that PMI Australia’s or PMI Europe’s net income exceeds the notional balances of the Australian dollar or Euro put options. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the foreign exchange benefit to our consolidated net income in the second half of 2005 will be offset by the cost of the put options purchased.

The change in the average foreign currency exchange rates from the second quarter and first half of 2005 to the corresponding periods in 2004 favorably impacted our International Operations’ net income by $1.5 million and $2.0 million, respectively, primarily due to the appreciation in the Australian dollar, offset by the amortization and decline in value of our put options discussed above. This foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the functional currencies.

PMI Australia

The table below sets forth the results of PMI Australia:

	Three Months Ended June 30,		Percent Change/ Variance		Six Months Ended June 30,		Percent Change/ Variance
	2005	2004			2005	2004
	(USD in millions)				(USD in millions)
Net premiums written	$39.4	$38.4	2.6%		$71.8	$74.2	(3.2)%

Premiums earned	$29.9	$26.7	12.0%		$59.3	$55.6	6.7%
Net investment income	11.5	9.0	27.8%		22.9	18.3	25.1%
Other income (loss)	(0.1)	1.1	—		(0.6)	1.3	—

Total revenues	41.3	36.8	12.2%		81.6	75.2	8.5%
Losses and LAE	0.7	0.2	250.0%		1.1	0.4	175.0%
Underwriting and operating expenses	10.9	8.9	22.5%		21.2	17.9	18.4%
Income taxes	9.2	8.5	8.2%		18.2	17.4	4.6%

Total expenses	20.8	17.6	18.2%		40.5	35.7	13.4%

Net income	$20.5	$19.2	6.8%		$41.1	$39.5	4.1%

Loss ratio	2.5%	0.7%	1.8	pps	1.8%	0.7%	1.1	pps
Expense ratio	27.6%	23.2%	4.4	pps	29.6%	24.1%	5.5	pps

The increases in PMI Australia’s net income in the second quarter and first half of 2005 compared to the second quarter and first half of 2004 were due primarily to an appreciation of the Australian dollar relative to the U.S. dollar. The average AUD/USD currency exchange rate was 0.7687 and 0.7730 for the second quarter and first half of 2005 compared to 0.7149 and 0.7400 for the corresponding periods in 2004. The change in the average AUD/USD currency exchange rates from the second quarter of 2004 to the second quarter of 2005 and the first half of 2004 to the first half of 2005 favorably impacted PMI Australia’s net income by $1.3 million and $1.7 million, respectively. This foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the functional currency. Net income from PMI Australia for the second quarter and first half of 2005 includes a $0.3 million and $1.4 million pre-tax reduction in the fair value of our foreign currency put options.

Premiums written and earned – The increase in net premiums written for the second quarter of 2005 compared to the corresponding period in 2004 was due primarily to the strengthening of the Australian dollar relative to the U.S. dollar. The decrease in PMI Australia’s net premiums written for the first half of 2005 compared to the corresponding period in 2004 was due to a decrease in NIW resulting primarily from the smaller size of the mortgage origination market in Australia and New Zealand in 2005, particularly in the first quarter of 2005, and increasingly competitive pricing. The increases in premiums earned for the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to the strengthening of the Australian dollar relative to the U.S. dollar.

Net investment income – The increases in net investment income in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due to the growth of PMI Australia’s investment portfolio and a slightly higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, was $831.4 million at June 30, 2005 compared to $646.1 million at June 30, 2004. The growth was driven by positive cash flows from operations and appreciation of the Australian dollar relative to the U.S. dollar. The pre-tax book yield was 5.89% as of June 30, 2005 and 5.84% as of June 30, 2004.

Losses and LAE – PMI Australia has continued to experience low levels of claim payments and default rates, primarily attributable to a low interest rate environment, home price appreciation and declining unemployment levels. PMI Australia’s default rate at June 30, 2005 was 0.14% compared with 0.15% at June 30, 2004.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to increases in payroll and payroll related expenses, primarily due to increased employee headcount.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Primary NIW:
Primary NIW - flow channel	$4,763	$4,992	(4.6)%	$8,685	$10,268	(15.4)%
Primary NIW - RMBS channel	2,662	3,660	(27.3)%	6,478	6,648	(2.6)%

Total primary NIW	$7,425	$8,652	(14.2)%	$15,163	$16,916	(10.4)%

				As of June 30,
				2005	2004
				(USD in millions)
Primary insurance in force				$119,811	$91,467	31.0%
Primary risk in force				$109,025	$82,764	31.7%

The decreases in primary NIW generated by PMI Australia’s flow and RMBS channels in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were primarily due to lower mortgage origination activity in 2005 combined with increasingly competitive pricing. The increases in primary insurance in force and risk in force as of June 30, 2005, compared to June 30, 2004, were attributable to NIW generally driven by favorable economic conditions, continued high persistency and the strengthening of the Australian dollar relative to the U.S. dollar.

PMI Europe

The following table sets forth the results of PMI Europe:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$4.2	$5.0	(16.0)%	$8.5	$10.4	(18.3)%
Net investment income	2.5	2.0	25.0%	5.1	4.7	8.5%
Other income	0.9	1.3	(30.8)%	1.3	2.7	(51.9)%

Total revenues	7.6	8.3	(8.4)%	14.9	17.8	(16.3)%
Losses and LAE	1.1	0.6	83.3%	2.1	1.3	61.5%
Underwriting and operating expenses	2.9	1.1	163.6%	4.5	2.7	66.7%
Income taxes	1.3	2.3	(43.5)%	2.9	4.8	(39.6)%

Total expenses	5.3	4.0	32.5%	9.5	8.8	8.0%

Net income	$2.3	$4.3	(46.5)%	$5.4	$9.0	(40.0)%

As discussed below, the decreases in PMI Europe’s net income in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to decreases in premiums earned and increases in underwriting and operating expenses. These declines were partially offset by changes in the average Euro/USD currency exchange rates from the second quarter and first half of 2004 to the corresponding periods in 2005, which favorably impacted PMI Europe’s net income by $0.2 million and $0.3 million, respectively. The average Euro/USD currency exchange rate was 1.2590 for the second quarter and 1.2846 for the first half of 2005 compared to 1.2056 and 1.2275 for the corresponding periods in 2004. This foreign currency translation impact is calculated using the period over period change in the monthly exchange rate to the current period ending net income in the local currency. Net income from PMI Europe for the second quarter and first half of 2005 includes a $0.4 million pre-tax addition in the fair value of our foreign currency put options.

Premiums earned – The decreases in premiums earned in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to a decrease in premiums earned associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2004. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to decline.

Net investment income – Net investment income increased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 as a result of growth of the investment portfolio. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio and, to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity and foreign currency exchange gains and losses when investments are sold. PMI Europe’s investment portfolio, including cash and cash equivalents, as of June 30, 2005 was $217.6 million compared to $196.6 million as of June 30, 2004. The growth of the investment portfolio from the previous year was primarily driven by positive cash flows from operations. The pre-tax book yield was approximately 4.50% as of June 30, 2005 and 4.45% as of June 30, 2004.

Other income – PMI Europe’s other income decreased in the first half of 2005 compared to the corresponding period in 2004 as a result of a $1.2 million gain in the first quarter of 2004 related to a change in fair value of a derivative contract. PMI Europe is currently a party to four transactions that are classified as derivatives. As of June 30, 2005, $5.2 million of deferred gains related to initial fair value was included in other liabilities and $0.3 million and $0.6 million of accretion from deferred gains was included in other income in the second quarter and first half of 2005, respectively. In the second quarter of 2005, one derivative contract was revalued with a resulting negative impact to the income statement of $0.2 million.

Losses and LAE – PMI Europe increased its loss reserves by $0.7 million and $1.6 million in the second quarter and first half of 2005 to account for additional delinquencies on its non-derivative accounted credit default swap transactions. Claims paid in the second quarter and first half of 2005 totaled $0.3 million and $0.5 million compared to $0.1 million and $0.3 million in the corresponding periods in 2004.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due to additional provisions for R&SA performance related obligations and increases in costs associated with expansion efforts. Under the terms of its agreement with R&SA with respect to the acquired mortgage insurance portfolio, R&SA and PMI Europe share certain economic benefits if loss performance reaches agreed-upon levels. Based upon the favorable loss performance of this business to date, PMI Europe has begun to increase expenses related to this agreement and will continue to do so in the future unless the loss performance becomes less favorable.

Risk in force – PMI Europe’s risk in force declined from $3.3 billion at June 30, 2004 to $2.5 billion at June 30, 2005. This decline was primarily due to the expected runoff of the acquired U.K. lenders’ mortgage insurance portfolio. As of June 30, 2005, PMI Europe had assumed $2.1 billion of risk on $23.5 billion of mortgages on properties in the United Kingdom and $0.3 billion of risk on $7.7 billion of mortgages on properties in Germany and the Netherlands. As of June 30, 2005, $1.8 billion of PMI Europe’s $2.5 billion of assumed risk was first loss exposure.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong branch’s reinsurance revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Gross reinsurance premiums written	$6.3	$2.6	142.3%	$11.6	$4.4	163.6%
Reinsurance premiums earned	$4.1	$1.5	173.3%	$5.8	$3.5	65.7%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation or HKMC. The increases in gross reinsurance premiums written in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to increases in mortgage origination activity in Hong Kong combined with certain product expansion. In July 2004, PMI Hong Kong began insuring residential mortgages with LTVs between 90.01% and 95.00%.

Financial Guaranty

The following table sets forth the results of the Company’s financial guaranty segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC Corporation	$22.2	$17.9	24.0%	$41.8	$31.5	32.7%
RAM Re	1.6	1.8	(11.1)%	2.8	3.1	(9.7)%

Total equity earnings	23.8	19.7	20.8%	44.6	34.6	28.9%
Income taxes	2.3	2.2	4.5%	4.2	3.6	16.7%

Net income	$21.5	$17.5	22.9%	$40.4	$31.0	30.3%

The increase in equity in earnings from FGIC Corporation in the second quarter of 2005 compared to the corresponding period in 2004 was primarily due to an increase in premiums earned and to higher investment income due to growth in its investment portfolio. The increase in equity in earnings from FGIC Corporation for the first half of 2005 compared to the corresponding period in 2004 was primarily due to increases in premiums earned and refundings and, to a lesser extent, higher investment income due to growth in its investment portfolio.

The table below shows the components of FGIC Corporation’s results:

	Three Months Ended June 30,		Percent Change/ Variance		Six Months Ended June 30,		Percent Change/ Variance
	2005	2004			2005	2004
	(In thousands)				(In thousands)
Net premiums written	$113,305	$105,643	7.3%		$195,914	$159,292	23.0%

Net premiums earned	$61,907	$53,151	16.5%		$114,540	$84,353	35.8%
Net investment income	28,818	23,389	23.2%		56,693	46,036	23.1%
Net realized gains (losses) and other income	90	(509)	—		638	1,335	(52.2)%

Total revenues	90,815	76,031	19.4%		171,871	131,724	30.5%

Losses and loss adjustment expenses	(3,066)	(1,070)	186.5%		(5,677)	(406)	—
Underwriting expenses	16,933	16,399	3.3%		37,266	29,844	24.9%
Policy acquisition costs deferred	(6,956)	(8,630)	(19.4)%		(17,627)	(16,311)	8.1%
Amortization of deferred policy acquisition costs	1,852	184	—		4,001	342	—
Interest expense and other operating expenses	6,674	9,639	(30.8)%		13,276	14,885	(10.8)%

Total expenses	15,437	16,522	(6.6)%		31,239	28,354	10.2%

Income before income taxes	75,378	59,509	26.7%		140,632	103,370	36.0%
Income tax expense	19,281	14,466	33.3%		35,150	23,226	51.3%

Net income	56,097	45,043	24.5%		105,482	80,144	31.6%
Preferred stock dividends	(4,250)	(4,043)	5.1%		(8,501)	(8,086)	5.1%

Net income available to common shareholders	$51,847	$41,000	26.5%		$96,981	$72,058	34.6%
TPG’s ownership interest in common equity	42.0%	42.1%	(0.1	) pps	42.0%	42.1%	(0.1	) pps

TPG’s proportionate share of net income available to common stockholders	$21,769	$17,245	26.2%		$40,719	$30,308	34.4%
TPG’s proportionate share of management fees and other	433	641	(32.4)%		1,108	1,191	(7.0)%

Equity in earnings from FGIC Corporation	$22,202	$17,886	24.1%		$41,827	$31,499	32.8%

Premiums written and earned – Net premiums written increased in the second quarter and first half of 2005 compared to the corresponding periods of 2004 primarily due to increased activity in the public finance market and continued expansion into structured and international finance sectors. Net premiums earned increased in the second quarter and first half of 2005 compared to the corresponding periods of 2004 primarily due to FGIC’s larger financial guaranty book of business in the public, structured and, to a lesser extent, international finance sectors in the second quarter of 2005. Additionally, FGIC recorded municipal bond refundings, calls and other accelerations of $20.4 million in the second quarter and $36.0 million in the first half of 2005 compared to $18.7 million and $20.7 million in the corresponding periods in 2004. When an obligation insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is repaid or fully defeased prior to the stated maturity.

Net investment income – Net investment income increased in the second quarter and first half of 2005 from the corresponding periods in 2004 primarily due to the growth of the investment portfolio. At June 30, 2005, the book yield of FGIC Corporation’s investment portfolio was 3.54% compared to 3.47% at June 30, 2004. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds.

Losses and LAE – Further reductions to losses and loss adjustment expenses occurred in the second quarter and first half of 2005 compared to the corresponding periods in 2004. These reductions were the result of decreases in both case reserves and credit watch list reserves.

Underwriting expenses – Underwriting expenses increased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 due primarily to increases in headcount primarily related to the structured finance and international sectors, offset by an increase in ceding commissions in the second quarter of 2005.

Deferred policy acquisition costs – The deferred policy acquisition cost asset was $47.5 million at June 30, 2005 compared to $18.9 million at June 30, 2004. The increase resulted from new business. The amortization of deferred policy acquisition costs increased in the second quarter and first half of 2005 from the corresponding periods in 2004 as a result of the increase in the deferred policy acquisition cost asset. We expect the deferred policy acquisition cost asset and amortization of deferred acquisition costs to continue to increase as the business grows.

Interest expense and other operating expenses – FGIC Corporation’s interest expense and other operating expenses decreased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 due to a $3.9 million expense in the second quarter of 2004 related to the establishment of a new soft capital facility. These decreases were partially offset by an increase in interest expense, reflecting the issuance of $250 million of senior notes in January 2004 and an additional $75 million of senior notes in December 2004.

The slight decline in equity in earnings from RAM Re for the second quarter compared to the corresponding period in 2004 was largely due to a decrease in investment income and an increase in interest expense, offset by a decrease in operating expenses. The slight decline in equity in earnings from RAM Re for the first half of 2005 compared to the corresponding period in 2004 was largely due to increases in operating and interest expenses, offset by a decrease in losses and LAE.

During 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting differences in accounting practices requested the Financial Accounting Standards Board (“FASB”) staff to review and potentially clarify the existing guidance. At its June 8, 2005 meeting, the FASB agreed to add to its agenda whether additional accounting guidance is necessary to address loss reserving and certain other practices in the financial guaranty industry. The scope of the project will be to review contracts written by insurance companies currently within the scope of Statement of Financial Accounting Standard (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), as well as the appropriate model for other insurance products with similar characteristics, such as mortgage guarantee contracts and credit insurance. When a conclusion on this issue is ultimately reached, FGIC Corporation and RAM Re along with other companies in the financial guaranty industry may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. The FASB review is in its early stages and it is not possible to predict the impact, if any, this review, or one by the SEC, may have on FGIC Corporation’s or RAM Re’s accounting practices or on our consolidated results of operations, financial condition or cash flows due to our investments in FGIC Corporation and RAM Re.

Other

The results of our Other segment include income and related operating expenses of MSC; net investment income, interest expense and corporate overhead of The PMI Group; equity in earnings from SPS; and the results from and realized gain on sale of the discontinued operations of APTIC. Our Other segment results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Net investment income	$4.1	$5.0	(18.0)%	$8.6	$8.8	(2.3)%
Equity in earnings (losses) from unconsolidated subsidiaries	$(0.4)	$0.2	—	$(0.1)	$1.1	—
Other income	$5.4	$7.4	(27.0)%	$11.0	$14.6	(24.7)%
Other operating expenses	$18.6	$17.8	4.5%	$33.7	$35.1	(4.0)%
Interest expense	$8.5	$8.7	(2.3)%	$18.0	$17.2	4.7%
Income from discontinued operations, net of income taxes	$—	$—	—	$—	$3.8	—
Gain on sale of discontinued operations (APTIC), net of income taxes of $17.1	$—	$—	—	$—	$30.1	—
Net income (loss)	$(11.9)	$(9.1)	30.8%	$(21.1)	$16.2	—

Net investment income – The decreases in net investment income in the second quarter and first half of 2005 compared to the corresponding periods in 2004 were due primarily to declining market yields on the investment portfolio.

Equity in earnings – The decreases in equity in earnings from unconsolidated subsidiaries in the second quarter and first half of 2005 were due primarily to the reclassification of $0.9 million of equity in earnings from SPS to other income in 2005. Equity in earnings from SPS was nominal in the second quarters of 2005 and 2004 and was $0.9 million in the first half of 2005 compared to $0.4 million in the corresponding period in 2004. While SPS’s net income remained flat in the second quarter and increased in the first half of 2005 compared to the corresponding periods in 2004, the servicing portfolio of its main operating subsidiary, Select Portfolio Servicing, declined to approximately $22.1 billion as of June 30, 2005, from approximately $26.6 billion as of June 30, 2004. This decline contributed to reductions in SPS’s gross revenues by 32.5% and 36.8% in the second quarter and first half of 2005 compared to the corresponding periods in 2004. SPS’s total expenses also declined by 29.7% and 37.1% in the second quarter and first half of 2005 compared to the same periods in 2004. The decline in servicing was caused by heavy borrower prepayment of loans serviced by Select Portfolio Servicing and loss of business to competitors due to SPS’s previous ratings downgrades.

In January 2005, we signed a Summary of Terms with CSFB, SPS and SPS’s other major shareholder, pursuant to which CSFB has an option to acquire 100% of our outstanding stock of SPS. As of June 30, 2005, our total investment in SPS was $119.3 million, consisting of $110.4 million carrying value of equity investment held for sale and $8.9 million of related party receivables which bear interest, are being repaid monthly and are current. As a result of reclassifying our investment as held for sale effective January 1, 2005, we have recorded equity earnings of SPS in other income. In the third quarter of 2004, our ownership percentage of SPS increased from 56.8% to 64.9% primarily as a result of SPS’s repurchase of its common stock from three minority shareholders.

Other income – Other income, which is primarily generated by MSC, decreased in the second quarter and first half of 2005 compared to the corresponding periods in 2004. These decreases were primarily driven by a decline in contract underwriting activity related to lower mortgage origination and refinance volumes.

Other operating expenses – Other operating expenses, which were incurred by MSC and The PMI Group, increased in the second quarter of 2005 compared to the corresponding period in 2004 primarily as a result of an increase in contract underwriting remedies from $2.0 million and $3.4 million in the second quarter and first half of 2004 compared to $5.7 million and $8.2 million in the second quarter and first half of 2005. We believe these increases were principally driven by the high levels of contract underwriting activities in 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

The PMI Group Liquidity – The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its debt, payments of dividends to shareholders, repurchases of its common stock and purchases of investments and capital investments in and for its subsidiaries. In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy and rating agency considerations. If we wish to provide additional capital to our existing operations, make new equity investments or increase our existing equity investments, we may need to increase the cash and investment securities held by The PMI Group. Our ability to raise additional funds for these purposes will be dependent on our ability to access the debt or equity markets and/or cause our insurance subsidiaries to pay dividends, subject to rating agency and insurance regulatory considerations and risk-to-capital limitations.

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $465.7 million at June 30, 2005, compared to $441.2 million at December 31, 2004. In February 2005, our Board of Directors authorized an additional $100 million share repurchase program. During the second quarter of 2005, we repurchased $66.7 million of our common stock, completing the $100 million share repurchases under the February 2005 authorization. In July 2005, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. It is our present intention to maintain between $100 million to $150 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations and that we maintain excess liquidity to support our operations.

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

International Operations’ Liquidity – The principal uses of the International Operations’ liquidity are the payment of operating expenses, claim payments, profit commission payments, taxes and growth of its investment portfolio. We believe that the International Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of International Operations’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

In December 2004, The PMI Group entered into a five-year $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at the Company’s request subject to approval by the lenders. In June 2005, The PMI Group entered into a $25 million letter of credit sub-limit. The $25 million letter of credit sub-limit is part of, and not in addition to, the existing $175 million revolving credit agreement. The PMI Group was in compliance with all credit facility covenants for the quarter ended June 30, 2005. There are no amounts outstanding related to the credit facility. A $1.2 million letter of credit is outstanding under the facility.

Dividends

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On April 26, 2005, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $300 million. In June 2005, the first $150 million installment was paid to The PMI Group. The second $150 million installment will be paid prior to the end of 2005 after notice to the Director of the Arizona Department of Insurance.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

In July 2005, our Board of Directors approved a $0.21 per share annual dividend beginning for the third quarter of 2005, representing an increase of $0.03 per share.

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

Consolidated Contractual Obligations

Our contractual obligations include reserve for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology and building improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $5.9 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

The significant components of net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Fixed income securities	$39,951	$38,869	$79,143	$74,435
Equity securities	2,400	2,289	4,707	4,643
Short-term investments	4,133	3,222	7,106	5,975

Investment income before expenses	46,484	44,380	90,956	85,053
Investment expenses	(737)	(758)	(1,419)	(1,390)

Net investment income	$45,747	$43,622	$89,537	$83,663

Net investment income increased in the second quarter and first half of 2005 compared to the corresponding periods in 2004 primarily due to growth in our investment portfolio and municipal bond refundings. Municipal bond refundings were $1.8 million for the second quarter of 2005 and $2.3 million in the first half of 2005 compared to $1.7 million and $1.9 million in the corresponding periods in 2004. As of June 30, 2005, our consolidated pre-tax book yield remained relatively flat at 5.00% compared to 5.04% as of June 30, 2004.

Consolidated Investment Portfolio

The following table summarizes our consolidated investment portfolio:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of June 30, 2005:
Fixed income securities	$2,654,773	$172,356	$(2,837)	$2,824,292
Equity securities:
Common stocks	102,735	28,018	(747)	130,006
Preferred stocks	104,998	4,693	(138)	109,553

Total equity securities	207,733	32,711	(885)	239,559
Short-term investments	134,196	—	(2,349)	131,847

Total	$2,996,702	$205,067	$(6,071)	$3,195,698

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2004:
Fixed income securities	$2,786,941	$140,963	$(3,037)	$2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total	$3,123,418	$175,657	$(5,562)	$3,293,513

Our consolidated investment portfolio holds primarily investment grade, readily marketable fixed income and equity securities. At June 30, 2005, the fair value of these securities in our consolidated investment portfolio decreased to $3.2 billion from $3.3 billion at December 31, 2004. This decrease was primarily the result of a decrease in our fixed income securities from sales and maturities with a corresponding increase in our cash and cash equivalents balance. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected. The increase in unrealized gains as of June 30, 2005 compared to December 31, 2004 was primarily due to declines in fixed income security interest rates that caused market value increases relative to the consolidated fixed income portfolio.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, as well as U.S. and foreign government and corporate bonds. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our entire investment portfolio is designated as available-for-sale and reported at fair value with changes in fair value recorded in accumulated other comprehensive income.

Debt and Equity Financing

As of June 30, 2005, our consolidated shareholders’ equity was $3.2 billion. The carrying value of our long-term debt outstanding issued by The PMI Group as of June 30, 2005 and 2004 was as follows:

	As of June 30,
	2005	2004
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$360,000
3.00% Senior Notes, due November 15, 2008 (Equity Units)	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,543

The 3.00% Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units include the senior notes and stock purchase contracts to purchase, no later than November 15, 2006, up to 9,037,620 shares of common stock for an aggregate purchase price of $345.0 million. Contract adjustment payments are made on the stated value of the Equity Units at a rate of 2.875% per annum.

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

The PMI Group was in compliance with all debt covenants for the quarter and six months ended June 30, 2005.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG Mortgage Insurance Company’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. As of June 30, 2005, CMG Mortgage Insurance Company’s risk-to-capital ratio was 12.6 to 1.

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

Consolidated cash flows generated by operating activities, including premiums, investment income and underwriting and operating expenses and losses, were $161.8 million in the first six months of 2005 compared to $186.1 million in the first six months of 2004. The change is primarily related to payment of income taxes and claim payments in the first half of 2005 compared to the corresponding period in 2004, partially offset by an increase in premiums written for the six months ended June 30, 2005.

Consolidated cash flows generated by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, were $117.7 million for the first six months of 2005 compared to $287.0 million used in investing activities in the first six months of 2004. The difference was due primarily to increased purchases of fixed income securities during the first half of 2004 compared to the first six months of 2005. The reduction in investing activity was due primarily to our increases in cash and cash equivalents in order to achieve a higher level of liquidity.

Consolidated cash flows used in financing activities, including purchases of common stock, proceeds from issuance of equity and dividends paid to shareholders, were $98.2 million for the first six months of 2005 compared to $14.8 million provided by financing activities in the first six months of 2004. The difference was due primarily to the $100.0 million in repurchases of common stock in the first half of 2005.

Ratings

The rating agencies have assigned the following ratings to The PMI Group, PMI and certain wholly-owned subsidiaries:

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

Any significant downgrades in our ratings may adversely affect the ratings of FGIC Corporation and FGIC. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the stockholders agreement entered into in connection with the acquisition of FGIC Corporation provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, S&P, Fitch, and Moody’s, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC Corporation, and our ability to increase our ownership interest in FGIC Corporation in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transactions. Any downgrade in our ratings could also negatively impact PMI Australia’s and PMI Europe’s ratings, which could place them at a competitive disadvantage.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range at June 30, 2005 and December 31, 2004.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of June 30, 2005 and December 31, 2004 on a segment and consolidated basis:

	As of June 30, 2005			As of December 31, 2004
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$305.5	$378.5	$338.6	$300.0	$379.8	$338.6
International Operations *	10.8	38.5	25.8	15.0	38.7	26.2

Consolidated reserves for losses and LAE	$316.3	$417.0	$364.4	$315.0	$418.5	$364.8

*	International Operations includes reserves for losses and LAE for PMI Australia and PMI Europe.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of June 30, 2005 and December 31, 2004, PMI’s reserve for losses and LAE (gross of reinsurance recoverables) represented our best estimates and approximated the midpoint of the actuarial range of loss. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at June 30, 2005 and December 31, 2004 at the approximate midpoint of the actuarially determined range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Although the loss reserve balance has remained consistent from December 31, 2004, we have seen increased claim payments in addition to expected higher proportions of delinquencies developing into claims, offset by a decrease in the default inventory. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE between January 1 and June 30, 2005 and 2004:

	2005	2004
	(In millions)
Balance at January 1,	$338.6	$325.3
Reinsurance recoverables	(2.4)	(3.3)

Net balance at January 1,	336.2	322.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	119.6	118.0
Prior years	9.0	(3.3)

Total incurred	128.6	114.7
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.9)	(0.4)
Prior years	(127.7)	(104.4)

Total payments	(128.6)	(104.8)

Net balance at June 30,	336.2	331.9
Reinsurance recoverables	2.4	2.8

Balance at June 30,	$338.6	$334.7

The above loss reserve reconciliation shows the components of changes in our reserves for losses and LAE for the periods presented. Losses and LAE payments of $128.6 million and $104.8 million for the six months ended June 30, 2005 and 2004, respectively, reflect actual amounts paid during the periods presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $128.6 million and $114.7 million for the six months ended June 30, 2005 and 2004, respectively, are management’s best estimate of ultimate losses and LAE and, therefore, are subject to change. These estimation changes are principally reflected within the total losses and LAE incurred line item which reflects an increase of $9.0 million and a reduction of $3.3 million to losses incurred related to prior periods for the six months ended June 30, 2005 and 2004, respectively. The table below breaks down the six months ended June 30, 2005 and 2004 increase and reduction in reserves by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year	June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003	2005 vs. 2004	2004 vs. 2003
	(In millions)
1998 and Prior	$—	$—	$—	$—	$0.2	$—
1999	69.1	69.2	69.2	69.4	(0.1)	(0.2)
2000	102.4	102.4	102.5	103.6	—	(1.1)
2001	184.1	184.1	183.1	183.8	—	(0.7)
2002	217.5	213.4	210.9	204.1	4.1	6.8
2003	214.8	204.4	210.2	218.3	10.4	(8.1)
2004	233.5	239.1	118.0	—	(5.6)	—
2005	119.6	—	—	—	—	—

Total					$9.0	$(3.3)

The $9.0 million increase and $3.3 million reduction in losses and LAE incurred related to the six months ended June 30, 2005 and 2004, respectively, were due principally to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2005	December 31, 2004
	(In thousands)
Primary insurance	$299,379	$306,023
Pool insurance	39,249	32,597

Total reserve for losses and LAE	$338,628	$338,620

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and cost to settle claims, or LAE:

	June 30, 2005	December 31, 2004
	(In thousands)
Loans in default and reported	$278,379	$274,225
Incurred but not reported	47,293	51,376
Cost to settle claims (LAE)	12,956	13,019

Total reserve for losses and LAE	$338,628	$338,620

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the June 30, 2005 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2005, the effect on pre-tax income would be approximately $2 million; and (iii) for every 5% change in our estimate of the future costs of claims and settlement expenses as of June 30, 2005, the effect on pre-tax income would be approximately $1 million.

These sensitivities are hypothetical and should be viewed in that light. For example, the relationship of a change in assumption relating to future average claim size, claim rate or cost of claims settlement to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the loss, IBNR and LAE reserves is calculated without changing any other assumption. Changes in one factor may result in changes in another which might magnify or counteract the sensitivities. Changes in factors such as persistency or cure rates can also affect the actual losses incurred. To the extent persistency increases and assuming all other variables remain constant, the absolute dollars of claims paid will increase as insurance in force will remain in place longer, thereby generating a higher potential for future incidences of loss.

Conversely, if persistency were to decline, absolute claim payments would decline. In addition, changes in cure rates would positively or negatively affect total losses if cure rates increased or decreased, respectively.

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. As of June 30, 2005, the actuarially determined range for PMI Australia’s reserves for losses and LAE ranged from $5.6 million to $12.4 million. As of June 30, 2005, PMI Australia’s reserves for losses and LAE were $9.6 million, which represented our best estimate and a decrease of $0.3 million from PMI Australia’s reserve balance of $9.8 million at December 31, 2004. The $0.3 million decrease in PMI Australia’s reserves for losses and LAE since December 31, 2004 was due primarily to foreign currency translation as a result of the weakening of the Australian dollar relative to the U.S. dollar. In recording loss reserves in Australia above the midpoint of the actuarially determined range of loss, we were influenced in part by our belief that the recent extremely low loss rates experienced by PMI Australia are not sustainable in the future as a higher number of current loans in default are expected ultimately to go to claim. Additionally, we have recorded loss reserves above the midpoint of the actuarially determined range of loss due to Australian insurance regulations requiring higher confidence levels for statutory loss reserve balances.

Our actuaries calculated a range for PMI Europe’s reserves for losses at June 30, 2005 of $5.2 million to $26.1 million. The primary drivers of this relatively large loss reserve range are the portfolio acquired from R&SA for which we have limited claim and delinquency history and our German First Loss credit default swap transactions. PMI Europe’s loss reserves at June 30, 2005 were $16.2 million, which represented management’s best estimate and a decrease of $0.2 million from PMI Europe’s reserve balance of $16.4 million at December 31, 2004. PMI Europe increased its reserves by $1.6 million in the first half of 2005 for additional delinquencies on its non-derivative accounted credit default swaps. However, this increase was offset by favorable changes to the U.S. dollar to Euro exchange rate which moved from 1.3553 at December 31, 2004 to 1.2108 at June 30, 2005 which resulted in a reduction to reserves of $1.8 million. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swap transactions executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information.

The following table shows a breakdown of International Operations’ reserves for losses and LAE:

	June 30, 2005	December 31, 2004
	(In thousands)
Loans in default and reported	$12,619	$14,912
Incurred but not reported	11,586	9,964
Cost to settle claims (LAE)	1,576	1,348

Total reserve for losses and LAE	$25,781	$26,224

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE between January 1 and June 30, 2005 and 2004:

	2005	2004
	(In millions)
Balance at January 1,	$26.2	$21.7
Reinsurance recoverables	(1.0)	—

Net balance at January 1,	25.2	21.7
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	7.9	9.3
Prior years (1)	(4.8)	(7.7)

Total incurred	3.1	1.6
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	—	—
Prior years	(1.4)	(0.7)

Total payments	(1.4)	(0.7)
Foreign currency translation effect	(2.0)	(1.2)

Net balance at June 30,	24.9	21.4
Reinsurance recoverables	0.9	0.9

Balance at June 30,	$25.8	$22.3

(1)	The reductions in losses and LAE incurred relating to prior years of $4.8 million and $7.7 million in the first half of 2005 and 2004, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last two years.

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

If we believe a decline in the value of a particular investment is temporary and we have the ability and intent to hold to recovery, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholders’ equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains (losses)”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. We have determined that there was no other-than-temporary impairment in our consolidated investment portfolio in the second quarter of 2005 or in the first half of 2004. Other-than-temporary declines in the fair value of the investment portfolio recorded as realized losses were $0.2 million in the first half of 2005.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
Foreign governments	6,865	(7)	4,895	(17)	11,760	(24)
Corporate bonds	30,100	(225)	90,807	(2,581)	120,907	(2,806)
U.S. government and agencies	99	(2)	175	(5)	274	(7)

Total fixed income securities	37,064	(234)	95,877	(2,603)	132,941	(2,837)
Equity securities:
Common stocks	11,711	(646)	461	(101)	12,172	(747)
Preferred stocks	17,163	(138)	—	—	17,163	(138)

Total equity securities	28,874	(784)	461	(101)	29,335	(885)
Short-term investments	—	—	97,651	(2,349)	97,651	(2,349)

Total	$65,938	$(1,018)	$193,989	$(5,053)	$259,927	$(6,071)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2004 and 2005 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses do not meet the criteria established in our policy for determining other-than-temporary impairment, and as such, are not considered impaired. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million in the first half of 2005. We recognized no realized losses related to impairment in the second quarter of 2005 and first half of 2004.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earning cycle for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) any adjustments to the estimates are reflected in each Book Year as appropriate.

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

As of June 30, 2005, our total investments in SPS were $119.3 million and consisted primarily of $110.4 million book value of our equity investment and $8.9 million of related party receivables which bear interest and are current. Included in the $110.4 million carrying value of SPS is a $6.5 million component of goodwill which represents the excess of our cost basis over our ownership percentage of SPS’s net book value as of June 30, 2005. Pursuant to the Summary of Terms with CSFB described above, the remaining balance of our $8.9 million related party receivable will be payable in full prior to closing if CSFB exercises its option to purchase our interest in SPS.

FASB Project

During 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in accounting practices requested the Financial Accounting Standards Board (“FASB”) staff to review and potentially clarify the applicable existing accounting guidance. As noted in the minutes of its June 8, 2005 meeting, the FASB agreed to consider whether additional accounting guidance is necessary for the financial guaranty industry as well as other insurance products with similar characteristics, such as mortgage guarantee contracts and credit insurance. Due to the FASB’s decision to include mortgage guarantee insurance within the scope of this project, PMI, CMG, FGIC Corporation and RAM Re, along with other companies in the mortgage insurance and financial guaranty industry, may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. The FASB review is in its early stages and it is not possible to predict the impact, if any, its or the SEC’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2005, our consolidated investment portfolio was $3.2 billion. The fair value of investments in our consolidated investment portfolio is calculated from independent market quotations, is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2005, 88.4% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of June 30, 2005:

Estimated Increase (Decrease) in Fair Value
(In thousands)
300 basis point decline	$331,358
200 basis point decline	$248,239
100 basis point decline	$135,576
100 basis point rise	$(119,318)
200 basis point rise	$(293,153)
300 basis point rise	$(467,737)

These hypothetical estimates of changes in fair value are primarily related to our fixed income securities as the fair values of fixed income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio including cash and cash equivalents was 5.0 at June 30, 2005, and we would not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows based on the above projections.

As of June 30, 2005, $831.4 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar weakened slightly relative to the U.S. dollar to 0.7625 U.S. dollars at June 30, 2005 compared to 0.7802 at December 31, 2004. As of June 30, 2005, $217.6 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The spot rate value of the Euro weakened relative to the U.S. dollar to 1.2108 U.S. dollars at June 30, 2005 compared to 1.3554 at December 31, 2004. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. From time to time, we may make changes to our information systems to ensure that they evolve with the state of technology. Since 2003, we have been developing and implementing pmiCentral, a strategic technology platform designed to enhance the policy servicing and claims functionality of our U.S. and international mortgage insurance products. We have implemented information systems that support our secondary market and risk share products as well as claims and delinquencies applications, and plan to complete the remaining phases of pmiCentral relating to primary servicing in 2005 and 2006. We believe our implementation of pmiCentral and other information systems will further enhance our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2005, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $100 million. In June 2005, we completed the remaining repurchases under this authorization. The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended June 30, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End(1)
04/01/05 – 04/30/05	—	N/A	—	$66,680,297
05/01/05 – 05/31/05	1,045,500	$37.46	1,045,500	$27,519,459
06/01/05 – 06/30/05	730,797	$37.65	730,797	$2,229

Total	1,776,297	$37.54	1,776,297	$2,229

(1)	The PMI Group’s common share repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

On July 27, 2005, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At The PMI Group Inc.’s Annual Meeting of Stockholders on May 19, 2005, the following individuals were elected to the Board of Directors, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Withheld
Mariann Byerwalter	84,091,316	728,667
Dr. James C. Castle	84,091,180	728,803
Carmine Guerro	84,104,480	715,503
W. Roger Haughton	82,990,223	1,829,760
Wayne E. Hedien	83,949,027	870,956
Louis G. Lower II	84,104,759	715,224
Raymond L. Ocampo Jr.	83,971,353	848,630
John D. Roach	84,089,563	730,420
Dr. Kenneth T. Rosen	84,009,742	810,241
Steven L. Scheid	81,892,887	2,927,096
L. Stephen Smith	84,081,960	738,023
Richard L. Thomas	84,028,531	791,452
José H. Villarreal	84,081,495	738,488
Mary Lee Widener	84,011,017	808,966
Ronald H. Zech	84,028,631	791,352

There were no broker non-votes.

The following proposal was ratified at the Company’s Annual Meeting, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2005	84,514,843	287,288	16,451	0

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 4, 2005	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer

August 4, 2005	/s/ Thomas H. Jeter
Thomas H. Jeter
Vice President, Corporate Controller and Assistant Secretary
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Summary of Terms, dated January 19, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., DLJ Mortgage Capital, Inc., FSA Portfolio Management, Inc., SPS Holding Corp. and Select Portfolio Servicing, Inc. (the “Summary of Terms”) (incorporated by reference to exhibit 10.36 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.2	First Amendment to the Summary of Terms, dated as of July 28, 2005 (incorporated by reference to exhibit 10.36(a) to the registrant’s Form 8-K filed on July 29, 2005).

10.3	Amendment No. 1 to Revolving Credit Agreement, dated as of June 17, 2005 (incorporated by reference to exhibit 10.37(a) to the registrant’s Form 8-K filed on June 21, 2005).

10.4	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.39 to the registrant’s Form 8-K filed on May 20, 2005.*

10.5	Form of Amendment to Employee Stock Option Agreement.*

11.1	Statement re Computation of Per Share Earnings**

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management contract, compensatory plan or arrangement.
**	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report.