Form 10-Q
period 2005-09-30
PMI GROUP INC
filed 2005-11-04
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 31, 2005	89,550,851

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$205,050	$195,123	$611,025	$568,088
Net investment income	44,427	41,955	133,964	125,618
Equity in earnings from unconsolidated subsidiaries	18,520	21,121	72,014	63,804
Net realized investment (losses) gains	(327)	1,554	1,897	2,896
Other income	3,939	6,418	15,725	25,068

Total revenues	271,609	266,171	834,625	785,474

LOSSES AND EXPENSES
Losses and loss adjustment expenses	61,302	60,838	193,019	177,190
Amortization of deferred policy acquisition costs	17,747	21,228	57,000	65,566
Other underwriting and operating expenses	54,515	44,417	154,575	144,356
Interest expense	8,458	8,637	26,483	25,974

Total losses and expenses	142,022	135,120	431,077	413,086

Income from continuing operations before income taxes	129,587	131,051	403,548	372,388
Income taxes from continuing operations	33,876	28,408	102,094	87,508

Income from continuing operations after income taxes	95,711	102,643	301,454	284,880

Income from discontinued operations before income taxes (Note 11)	—	—	—	5,756
Income taxes from discontinued operations	—	—	—	1,958

Income from discontinued operations after income taxes	—	—	—	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30,108

NET INCOME	$95,711	$102,643	$301,454	$318,786

PER SHARE DATA
Basic:
Continuing operations	$1.05	$1.07	$3.26	$2.98
Discontinued operations	—	—	—	0.04
Gain on sale of discontinued operations	—	—	—	0.31

Basic net income	$1.05	$1.07	$3.26	$3.33

Diluted:
Continuing operations	$0.97	$0.99	$3.00	$2.75
Discontinued operations	—	—	—	0.04
Gain on sale of discontinued operations	—	—	—	0.29

Diluted net income	$0.97	$0.99	$3.00	$3.08

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale at fair value:
Fixed income securities	$2,819,590	$2,924,867
Equity securities:
Common	132,310	129,310
Preferred	109,091	110,633
Short-term investments	132,480	128,703

Total investments	3,193,471	3,293,513
Cash and cash equivalents	444,641	328,037
Investments in unconsolidated subsidiaries	967,735	911,604
Equity investment held for sale (Notes 1, 5 and 13)	108,469	109,519
Related party receivables	7,060	18,439
Accrued investment income	44,723	45,077
Premiums receivable	56,293	59,511
Reinsurance receivables and prepaid premiums	24,995	46,252
Reinsurance recoverables	3,498	3,405
Deferred policy acquisition costs	87,049	92,438
Property, equipment and software, net of accumulated depreciation and amortization	185,240	178,778
Other assets	56,985	59,394

Total assets	$5,180,159	$5,145,967

LIABILITIES
Reserve for losses and loss adjustment expenses	$366,335	$364,847
Unearned premiums	462,424	484,815
Long-term debt	819,529	819,529
Reinsurance payables	53,122	63,045
Deferred income taxes	114,698	105,512
Other liabilities and accrued expenses	167,700	170,464

Total liabilities	1,983,808	2,008,212

Commitments and contingencies (Notes 7 and 8)

SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 89,550,151 and 94,025,274 shares outstanding	1,114	1,114
Additional paid-in capital	456,732	455,450
Treasury stock, at cost (21,786,803 and 17,311,680 shares)	(607,128)	(421,810)
Retained earnings	3,104,733	2,816,363
Accumulated other comprehensive income, net of deferred taxes	240,900	286,638

Total shareholders’ equity	3,196,351	3,137,755

Total liabilities and shareholders’ equity	$5,180,159	$5,145,967

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301,454	$318,786
Income from discontinued operations, net of income taxes	—	(3,798)
Gain on sale of discontinued operations, net of income taxes	—	(30,108)

Income from continuing operations after income taxes	301,454	284,880
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(72,014)	(63,804)
Net realized investment gains	(1,897)	(2,896)
Depreciation and amortization	19,589	19,276
Deferred income taxes	3,156	10,258
Policy acquisition costs incurred and deferred	(51,611)	(53,515)
Amortization of deferred policy acquisition costs Changes in:	57,000	65,566
Accrued investment income	354	(4,399)
Premiums receivable	3,218	7,516
Reinsurance receivables, net of reinsurance payables	11,334	12,854
Reinsurance recoverables	(93)	(438)
Reserve for losses and loss adjustment expenses	1,488	11,026
Unearned premiums	(22,391)	(5,215)
Income taxes payable	(1,063)	7,154
Other	13,902	(22,962)

Net cash provided by operating activities	262,426	265,301

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	389,560	566,793
Proceeds from sales of equity securities	70,696	52,579
Proceeds from sale of subsidiary	—	115,063
Investment purchases:
Fixed income securities	(289,751)	(786,980)
Equity securities	(67,085)	(53,298)
Net change in short-term investments	(4,975)	(90,857)
Net change in capital contributions to and distributions from unconsolidated subsidiaries	229	(1,699)
Net change in related party receivables	11,367	(13,074)
Capital expenditures and capitalized software, net of dispositions	(27,948)	(24,767)

Net cash provided by (used in) continuing operations	82,093	(236,240)
Net cash used in discontinued operations	—	(7,512)

Net cash provided by (used in) investing activities	82,093	(243,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of treasury stock	(205,491)	(39,706)
Proceeds from issuance of treasury stock	21,455	26,966
Repayment of long-term debt	—	(14)
Dividends paid to shareholders	(13,084)	(11,495)

Net cash used in financing activities	(197,120)	(24,249)

Foreign currency translation adjustment	(30,795)	(15,063)

Net increase (decrease) in cash and cash equivalents	116,604	(17,763)
Cash and cash equivalents at beginning of period	328,037	397,096

Cash and cash equivalents at end of period	$444,641	$379,333

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the periods for:
Interest	$25,443	$25,828
Income taxes	$49,016	$38,379
Non-cash investing and financing activities:
Capital lease obligations	$139	$1,074
SPS Holding Corp. receivable converted to equity	$—	$20,543

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

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

The Company has a 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively “CMG”), which conduct residential mortgage insurance business for credit unions; and through the holding companies RAM Holdings Ltd. and RAM Holdings II Ltd., RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997, as well as ownership interests as a limited partner in several limited partnerships.

The Company also has an equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. On August 12, 2005, the Company entered into an Option Agreement (the “Option Agreement”) and a Contingent Payment Agreement (the “Contingent Payment Agreement”) with Credit Suisse First Boston (USA), Inc. (“CSFB”), SPS and SPS’s other major shareholders. The Option Agreement grants CSFB the option to purchase all of the outstanding capital stock of SPS from the Company and SPS’s other major shareholders. On August 12, 2005, CSFB exercised such option. See Note 14. Subsequent Events for further details on the closing of the sale of SPS on October 4, 2005.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2004.

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

Significant accounting policies are as follows:

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, a realized investment loss is recognized to the extent of the decline in fair value in the current period’s consolidated results of operations.

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

As of December 31, 2004, the Company reclassified its equity investment in SPS to an equity investment held for sale as a result of a Summary of Terms entered into with CSFB. The Summary of Terms provided an option to CSFB to acquire 100% of the Company’s interest in SPS. Accordingly, equity in earnings or losses from SPS is included in other income after January 1, 2005. Although the Company’s ownership percentage of SPS exceeds 50%, the Company reports its investment in SPS using the equity method of accounting due to an agreement among the shareholders of SPS (the “Shareholder Agreement”) limiting the Company’s ability to control the operations of SPS. This treatment is in accordance with guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, (“EITF No. 96-16”). By operation of the Shareholder Agreement, the Company may designate three of the six SPS directors. The other non-management SPS shareholder may designate the other three directors. Further, the Shareholder Agreement requires that more than two-thirds of the SPS board of directors approve, among other things, the distribution of dividends by SPS, any SPS capital expenditure exceeding $250,000 and the adoption of SPS business plans or budgets. These and other supermajority provisions contained in the Shareholder Agreement constitute substantive participating rights as defined in EITF No. 96-16. These rights effectively prevent the Company from causing SPS to take actions that are significant in the ordinary course of its business without the prior approval of the minority shareholder and assure the minority shareholder of effectively participating in the significant decisions that must be taken by SPS in its ordinary course of business.

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

The Securities and Exchange Commission (“SEC”) requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority-owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary is required to be included in the registrant’s interim SEC filings. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test. As of September 30, 2005, income from continuing operations as described in item (iii) above of FGIC Corporation did not exceed 20% of such income of the Company. As of September 30, 2005, the Company’s equity investees and significant unconsolidated majority-owned subsidiaries on a combined basis exceeded certain of the 10% tests in the aggregate, and accordingly, condensed financial statements on a combined basis are provided in Note 13. Condensed Combined Financial Statements of Significant Unconsolidated Subsidiaries and Equity Investees.

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

Property, Equipment and Software – Property, equipment and software are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 39 years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $127.6 million and $120.0 million as of September 30, 2005 and December 31, 2004, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $25.7 million and $21.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Related Party Receivables – As of September 30, 2005, related party receivables were $7.1 million consisting of non-trade receivables from equity investees and unconsolidated subsidiaries, of which $5.1 million is the outstanding balance on a $23.0 million subordinated promissory note the Company received from SPS in the third quarter of 2004. The Company received the note in exchange for $23.0 million of subordinated participation interests in SPS debt held by the Company. The note bears interest at 1-month LIBOR plus 2.375% and scheduled principal and interest payments are due monthly. All scheduled principal and interest payments related to this note are current. Pursuant to the Option Agreement with CSFB, this note will be payable in full at closing. As of December 31, 2004, related party receivables were $18.4 million, of which $16.7 million related to SPS. See Note 14. Subsequent Events for further details on the closing of the sale of SPS and repayment of the note receivable.

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

Revenue Recognition – Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 73% and 75% of gross premiums written from the Company’s mortgage insurance operations in both the three months and the nine months ended September 30, 2005, respectively, compared with 73% and 71% for the corresponding periods of 2004. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) and any adjustments to the estimates are reflected in each Book Year as appropriate.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 26.1% for the three months ended September 30, 2005 and 25.3% for the nine months ended September 30, 2005, which are lower than the federal statutory rate of 35.0% due to equity in earnings from FGIC Corporation and income derived from PMI Australia, which have lower effective tax rates, combined with the tax effects of the Company’s municipal bond investment income.

Benefit Plans – The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. All full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an Officer Deferred Compensation Plan (“ODCP”) and an Employee Stock Purchase Plan (“ESPP”). The ODCP is available to all of the Company’s officers, and permits each participant to elect to defer receipt of part or all of his or her eligible compensation on a pre-tax basis. Under the ODCP, the Company makes a matching contribution of its common stock for each participant equal to 25% of the initial contribution to the extent the participant elects to select the Company’s common stock from the investment choices available under the ODCP. These matching contributions are subject to a three year vesting period. The ESPP allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years.

Comprehensive Income – Comprehensive income includes net income and other comprehensive income which includes foreign currency translation adjustments, changes in unrealized gains or losses on investments arising during the period and the reclassification of realized gains and losses previously reported in other comprehensive income, net of related tax effects. For the purposes of interim reporting, the Company reports the components of comprehensive income in the notes to its consolidated financial statements.

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of PMI and equity in earnings from CMG. International Operations includes the results of PMI Australia, PMI Europe and the results of operations for PMI’s Hong Kong branch. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of our holding company operations, contract underwriting operations, equity in earnings or losses from SPS and its limited partnerships, and the discontinued operations of the Company’s former title insurance subsidiary, APTIC.

Earnings Per Share and Dividends – Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average of dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. The equity units outstanding have not been included in the calculation of diluted shares outstanding as they are anti-dilutive for the periods presented.

The Company adopted EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), in the quarter ended December 31, 2004. EITF No. 04-8 states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. The Company’s $360.0 million 2.50% Senior Convertible Debentures are considered CoCos under EITF No. 04-8. For purposes of determining dilutive earnings per share, interest expense, net of taxes, was added back to consolidated net income and an additional 8.2 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCos in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.07 for the third quarter and $0.20 for the first nine months of 2005, compared to $0.06 and $0.20 for the corresponding periods in 2004.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income:
As reported	$95,711	$102,643	$301,454	$318,786
Interest expense, net of taxes	1,912	1,912	5,736	5,766

Net income adjusted for diluted EPS calculation	$97,623	$104,555	$307,190	$324,552

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Shares in thousands)
Weighted-average shares for basic EPS	91,019	95,831	92,577	95,658
Weighted-average of stock options and other dilutive components	1,835	1,481	1,777	1,562
Weighted-average dilutive components of CoCos	8,153	8,153	8,153	8,153

Weighted-average shares for diluted EPS	101,007	105,465	102,507	105,373

Dividends per share declared and accrued to common stockholders	$0.0525	$0.0450	$0.1425	$0.1200

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and its related interpretations. Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the pro forma disclosure of consolidated net income and earnings per share using the fair value method and provides that the employers may continue to account for stock-based compensation under APB No. 25. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires prominent disclosures in both annual and interim financial statements about the fair value method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The fair value of stock-based compensation to employees is calculated using the Black-Scholes option pricing model which was developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. The model also requires considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2005	2004
Dividend yield	0.47%	0.39%
Expected volatility	30.62%	33.47%
Risk-free interest rate	4.23%	4.27%
Expected life (years from grant date)	6.0	6.0

On May 19, 2005, the Company approved the acceleration of vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2004 and 2005 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested. The accelerated options represented approximately 32% of the Company’s total outstanding options.

A pro forma pre-tax charge in the second quarter of 2005 of $18.0 million related to this acceleration is reflected in this footnote as stock-based compensation in accordance with SFAS No. 123. Of this amount, $11.2 million pre-tax would have been recorded as compensation expense in the consolidated statement of operations over a period of 27 months beginning in January 1, 2006 pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”), and the related SEC requirements.

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its consolidated financial statements as a result of the adoption of SFAS No. 123R and the related SEC requirements.

SFAS No. 123 requires pro forma disclosure of consolidated net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$95,711	$102,643	$301,454	$318,786
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(286)	(3,356)	(19,385)	(9,905)

Pro forma net income	95,425	99,287	282,069	308,881
Interest expense, net of taxes	1,912	1,912	5,736	5,766

Pro forma net income for diluted EPS calculation	$97,337	$101,199	$287,805	$314,647

Basic earnings per share:
As reported	$1.05	$1.07	$3.26	$3.33
Pro forma	$1.05	$1.04	$3.05	$3.23
Diluted earnings per share:
As reported	$0.97	$0.99	$3.00	$3.08
Pro forma	$0.96	$0.96	$2.81	$2.99

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which replaces SFAS No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R and the SEC’s related requirements, the Company will be required to recognize the cost of certain stock options as compensation expense in the consolidated statement of operations beginning in the first quarter of 2006.

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

In relation to stock options and the common ESPP shares outstanding as of September 30, 2005, the estimated impact to consolidated net income of the Company from the adoption of SFAS No. 123R using the modified prospective method for the year ended December 31, 2006 ranges from approximately $1 million to $3 million, net of taxes. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma consolidated net income and earnings per share. In addition, the estimated impact to consolidated net income for 2006 has been significantly reduced due to the acceleration of certain stock options previously discussed in Note 2. Summary of Certain Significant Accounting Policies.

On June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the FASB staff to issue as final FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, (“FSB EITF No. 03-1-a”), which permanently rescinds paragraphs 10-18 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF No. 03-1”), that provided guidance on how to evaluate and recognize an other-than-temporary impairment loss. FSB EITF No. 03-1-a will be retitled FSP FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP No. 115-1”), and will supersede EITF No. 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP No. 115-1 is not currently expected to significantly impact the Company’s consolidated results of operations, financial condition or cash flows.

NOTE 4.	INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value

		Gains	(Losses)
		(Dollars in thousands)
As of September 30, 2005:
Fixed income securities	$2,688,441	$135,028	$(3,879)	$2,819,590
Equity securities:
Common stocks	101,906	30,971	(567)	132,310
Preferred stocks	104,998	4,366	(273)	109,091

Total equity securities	206,904	35,337	(840)	241,401
Short-term investments	135,473	—	(2,993)	132,480

Total	$3,030,818	$170,365	$(7,712)	$3,193,471

	Cost or Amortized Cost			Fair Value
		Gross Unrealized
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2004:
Fixed income securities	$2,786,941	$140,963	$(3,037)	$2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total	$3,123,418	$175,657	$(5,562)	$3,293,513

Aging of Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of September 30, 2005:
Fixed income securities:
Municipal bonds	$62,145	$(512)	$—	$—	$62,145	$(512)
Foreign governments	46,997	(244)	358	(5)	47,355	(249)
Corporate bonds	78,370	(873)	70,523	(2,236)	148,893	(3,109)
U.S. government and agencies	98	(3)	164	(6)	262	(9)

Total fixed income securities	187,610	(1,632)	71,045	(2,247)	258,655	(3,879)
Equity securities:
Common stocks	4,090	(524)	355	(43)	4,445	(567)
Preferred stocks	7,104	(273)	—	—	7,104	(273)

Total equity securities	11,194	(797)	355	(43)	11,549	(840)
Short-term investments	—	—	97,007	(2,993)	97,007	(2,993)

Total	$198,804	$(2,429)	$168,407	$(5,283)	$367,211	$(7,712)

Unrealized losses on fixed income securities were primarily due to increases in interest rates, and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover or mature. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. The Company determined that the decline in the market value of certain fixed income and equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.3 million and $0.1 million in the first nine months of 2005 and 2004, respectively.

Net Investment Income – Net investment income consists of the following for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Fixed income securities	$35,279	$35,573	$114,422	$110,008
Equity securities	2,160	2,276	6,867	6,919
Short-term investments	7,523	4,789	14,629	10,764

Investment income before expenses	44,962	42,638	135,918	127,691
Investment expenses	(535)	(683)	(1,954)	(2,073)

Net investment income	$44,427	$41,955	$133,964	$125,618

NOTE 5.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	Ownership Percentage	December 31, 2004	Ownership Percentage
	(Dollars in thousands)
FGIC Corporation	$739,116	42.0%	$693,671	42.1%
CMG	125,376	50.0%	112,456	50.0%
RAM Re	84,171	24.9%	81,209	24.9%
Other	19,072	various	24,268	various

Total	$967,735		$911,604

As of December 31, 2004, due to the Company’s decision in January 2005 to enter into a Summary of Terms with CSFB, the Company reclassified its equity investment in SPS of $109.5 million to an equity investment held for sale.

As of September 30, 2005, the Company’s investment in FGIC was $739.1 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing undistributed equity in earnings and the Company’s proportionate share of net unrealized gains in FGIC’s investment portfolio.

As of September 30, 2005, the Company’s total investment in SPS was $113.6 million and consisted of $108.5 million carrying value of the Company’s equity investment and $5.1 million of related party receivables. Pursuant to the sale of the Company’s interest in SPS to CSFB described in Note 14. Subsequent Event, the remaining balance of the Company’s $5.1 million related party receivable was repaid in full at closing.

Equity in earnings from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	Ownership Percentage	2004	Ownership Percentage	2005	Ownership Percentage	2004	Ownership Percentage
	(Dollars in thousands, except percentage)				(Dollars in thousands, except percentage)
FGIC Corp.	$13,614	42.0%	$15,377	42.1%	$55,441	42.0%	$46,877	42.1%
SPS *	—	64.9%	200	64.9%	—	64.9%	602	64.9%
CMG	5,217	50.0%	3,707	50.0%	14,228	50.0%	10,710	50.0%
RAM Re	77	24.9%	1,684	24.9%	2,858	24.9%	4,811	24.9%
Other	(388)	various	153	various	(513)	various	804	various

Total	$18,520		$21,121		$72,014		$63,804

*	Due to the Company’s decision to enter into a Summary of Terms with CSFB, the Company reclassified its equity investment in SPS to an equity investment held for sale. Beginning January 1, 2005, equity in earnings from SPS is included in other income. Equity in losses from SPS was $2.6 million and $1.7 million for the quarter and nine months ended September 30, 2005, respectively. In the third quarter of 2004, the Company’s ownership percentage of SPS increased from 56.8% to 64.9% primarily as a result of SPS’s repurchase of its common stock from three minority shareholders.

In September 2005, the Company recognized a $2.1 million pre-tax realized capital loss on a private equity limited partnership investment. The Company determined that this investment met the criteria for other-than-temporary impairment in accordance with APB No. 18.

NOTE 6.	DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Beginning balance	$87,892	$91,816	$92,438	$102,074
Policy acquisition costs incurred and deferred	16,904	19,435	51,611	53,515
Amortization of deferred policy acquisition costs	(17,747)	(21,228)	(57,000)	(65,566)

Ending balance	$87,049	$90,023	$87,049	$90,023

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such period. In periods where new business activity is declining, the asset will generally decrease because the amortization of previously deferred policy acquisition costs exceeds the amount of acquisition costs being deferred. Conversely, in periods where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of previously deferred policy acquisition costs.

NOTE 7.	RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and September 30, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Balance at January 1,	$364,847	$346,939
Reinsurance recoverables	(3,405)	(3,275)

Net balance at January 1,	361,442	343,664
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	188,877	191,558
Prior years (1)	4,142	(14,368)

Total incurred	193,019	177,190
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(6,192)	(5,252)
Prior years	(183,070)	(160,805)

Total payments	(189,262)	(166,057)
Foreign currency translation effect	(2,362)	(545)

Net ending balance at September 30,	362,837	354,252
Reinsurance recoverables	3,498	3,713

Balance at September 30,	$366,335	$357,965

(1)	The $4.1 million increase and the $14.4 million reduction in total losses and LAE incurred for the nine months ended 2005 and 2004, respectively, were due to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

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

Funding Obligations – We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of September 30, 2005, the Company had committed to fund, if called upon to do so, $6.2 million of additional equity in certain limited partnership investments.

Legal Proceedings – Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9.	COMPREHENSIVE INCOME

The components of comprehensive income for the three months and nine months ended September 30, 2005 and 2004 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$95,711	$102,643	$301,454	$318,786
Other comprehensive income (loss), net of deferred taxes:
Change in unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period, net of deferred taxes (benefits) of ($19,327), $32,897, ($9,694) and ($3,616), respectively	(36,002)	64,155	(12,345)	(3,286)
Reclassification of realized (gains) losses included in net income, net of deferred taxes	(1,152)	(1,010)	(2,597)	(1,882)

Net unrealized gains (losses)	(37,154)	63,145	(14,942)	(5,168)
Foreign currency translation adjustment	(1,278)	20,490	(30,795)	(15,063)

Other comprehensive income (loss), net of deferred taxes (benefits)	(38,432)	83,635	(45,737)	(20,231)

Comprehensive income	$57,279	$186,278	$255,717	$298,555

The unrealized losses in the third quarter of 2005 compared to the gains in the corresponding period in 2004 were primarily due to changes in fixed income security interest rates, which caused a market value decrease in the third quarter of 2005 and an increase in the third quarter of 2004 relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized gains and losses arising in our unconsolidated subsidiaries’ investment portfolios. The unrealized losses in the first nine months of 2005 compared to the losses in corresponding period in 2004 were also primarily due to changes in fixed income security interest rates relative to the consolidated and unconsolidated subsidiaries’ fixed income portfolios.

The foreign currency translation adjustments in the quarter and nine months ended September 30, 2005 and the nine months ended September 30, 2004 were due primarily to strengthening of the U.S. dollar spot exchange rates relative to the Australian dollar and the Euro from the beginning of the period to the end of each period presented. The foreign currency translation adjustments in the third quarter of 2004 were due primarily to strengthening of the Australian dollar spot exchange rates relative to the U.S. dollar from the beginning of the period to the end of each period presented.

NOTE 10.	BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended September 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$166,052	$38,979	$—	$19	$205,050
Net investment income	25,046	14,844	—	4,537	44,427
Equity in earnings (losses) from unconsolidated subsidiaries	5,217	—	13,691	(388)	18,520
Net realized investment gains (losses)	2,597	(27)	—	(2,897)	(327)
Other income	3	1,287	—	2,649	3,939

Total revenues	198,915	55,083	13,691	3,920	271,609

Losses and expenses:
Losses and loss adjustment expenses	61,667	(365)	—	—	61,302
Amortization of deferred policy acquisition costs	14,478	3,269	—	—	17,747
Other underwriting and operating expenses	25,260	11,648	—	17,607	54,515
Interest expense	3	—	—	8,455	8,458

Total losses and expenses	101,408	14,552	—	26,062	142,022

Income (loss) before income taxes	97,507	40,531	13,691	(22,142)	129,587
Income tax (benefit)	27,977	12,514	1,135	(7,750)	33,876

Net income (loss)	$69,530	$28,017	$12,556	$(14,392)	$95,711

Total assets	$2,575,346	$1,165,589	$823,287	$615,937	$5,180,159

	Three Months Ended September 30, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$162,276	$32,829	$—	$18	$195,123
Net investment income	24,332	11,848	—	5,775	41,955
Equity in earnings from unconsolidated subsidiaries	3,707	—	17,061	353	21,121
Net realized investment gains (losses)	1,672	256	—	(374)	1,554
Other income (loss)	(24)	296	—	6,146	6,418

Total revenues	191,963	45,229	17,061	11,918	266,171

Losses and expenses:
Losses and loss adjustment expenses	60,092	746	—	—	60,838
Amortization of deferred policy acquisition costs	18,003	3,225	—	—	21,228
Other underwriting and operating expenses	20,526	7,346	—	16,545	44,417
Interest expense	13	12	—	8,612	8,637

Total losses and expenses	98,634	11,329	—	25,157	135,120

Income (loss) before income taxes	93,329	33,900	17,061	(13,239)	131,051
Income tax (benefit)	25,528	10,218	1,820	(9,158)	28,408

Net income (loss)	$67,801	$23,682	$15,241	$(4,081)	$102,643

Total assets	$2,485,761	$995,664	$756,226	$794,115	$5,031,766

	Nine Months Ended September 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$498,412	$112,555	$—	$58	$611,025
Net investment income	78,171	42,657	—	13,136	133,964
Equity in earnings (losses) from unconsolidated subsidiaries	14,228	—	58,299	(513)	72,014
Net realized investment gains (losses)	4,184	296	—	(2,583)	1,897
Other income	2	2,047	—	13,676	15,725

Total revenues	594,997	157,555	58,299	23,774	834,625

Losses and expenses:
Losses and loss adjustment expenses	190,281	2,738	—	—	193,019
Amortization of deferred policy acquisition costs	45,534	11,466	—	—	57,000
Other underwriting and operating expenses	74,092	29,191	—	51,292	154,575
Interest expense	4	—	—	26,479	26,483

Total losses and expenses	309,911	43,395	—	77,771	431,077

Income (loss) before income taxes	285,086	114,160	58,299	(53,997)	403,548
Income tax (benefit)	79,525	35,746	5,346	(18,523)	102,094

Net income (loss)	$205,561	$78,414	$52,953	$(35,474)	$301,454

Total assets	$2,575,346	$1,165,589	$823,287	$615,937	$5,180,159

	Nine Months Ended September 30, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$465,692	$102,343	$—	$53	$568,088
Net investment income	76,734	34,301	—	14,583	125,618
Equity in earnings from unconsolidated subsidiaries	10,710	—	51,688	1,406	63,804
Net realized investment gains (losses)	2,594	858	—	(556)	2,896
Other income	31	4,298	—	20,739	25,068

Total revenues	555,761	141,800	51,688	36,225	785,474

Losses and expenses:
Losses and loss adjustment expenses	174,802	2,388	—	—	177,190
Amortization of deferred policy acquisition costs	55,544	10,022	—	—	65,566
Other underwriting and operating expenses	71,554	21,153	—	51,649	144,356
Interest expense	51	73	—	25,850	25,974

Total losses and expenses	301,951	33,636	—	77,499	413,086

Income (loss) from continuing operations before income taxes	253,810	108,164	51,688	(41,274)	372,388
Income taxes (benefits) from continuing operations	69,138	32,488	5,453	(19,571)	87,508

Income (loss) from continuing operations after income taxes	184,672	75,676	46,235	(21,703)	284,880

Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	—	—	—	30,108	30,108

Net income	$184,672	$75,676	$46,235	$12,203	$318,786

Total assets	$2,485,761	$995,664	$756,226	$794,115	$5,031,766

NOTE 11.	DISCONTINUED OPERATIONS

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

The results of operations of APTIC for the period ended March 19, 2004 are as follows:

Period Ended March 19, 2004
(Dollars in thousands)
Total revenues	$54,456
Losses and loss adjustment expenses	2,683
Other underwriting and operating expenses	46,017

Income from discontinued operations before income taxes	5,756
Income taxes from discontinued operations	1,958

Income from discontinued operations after income taxes	3,798
Gain on sale of discontinued operations, net of income taxes of $17,131	30,108

Net income from discontinued operations	$33,906

NOTE 12.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Pension benefits
Service cost	$2,028	$2,308	$7,005	$7,572
Interest cost	1,075	1,134	3,653	3,972
Expected return on plan assets	(1,069)	(971)	(3,440)	(3,597)
Amortization of prior service cost	(4)	(40)	(16)	17
Recognized net actuarial loss	97	311	543	731
Additional cost *	—	—	—	1,380

Net periodic benefit cost	$2,127	$2,742	$7,745	$10,075

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$263	$89	$464	$710
Interest cost	220	162	381	522
Amortization of prior service cost	(433)	1	(630)	6
Recognized net actuarial loss	119	40	229	144
Additional cost	—	52	—	52

Net periodic post-retirement benefit cost	$169	$344	$444	$1,434

*	Additional cost relates to a curtailment expense incurred as a result of the sale of APTIC. This charge was recorded as a reduction to gain on sale of discontinued operations.

NOTE 13.	CONDENSED COMBINED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES AND EQUITY INVESTEES

The following condensed financial statement information represents the Company’s proportionate share in, and has been presented on a combined basis for, all equity investees (FGIC, CMG, RAM Re and various limited partnerships) and the unconsolidated majority-owned subsidiaries (SPS and PMI Capital I), accounted for under the equity method of accounting, as of September 30, 2005 and December 31, 2004, and for the three and nine months ended 2005 and 2004, respectively:

	Equity Investees		Unconsolidated Majority- Owned Subsidiaries
	As of		As of
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$48,299	$38,895	$12,079	$19,763
Investments	1,719,517	1,620,858	51,593	51,593
Accrued investment income	20,585	18,078	—	—
Deferred policy acquisition costs	41,541	31,763	—	—
Servicing assets	—	—	36,334	39,896
Accounts receivable and other assets	63,187	73,419	171,366	209,872

Total assets	$1,893,129	$1,783,013	$271,372	$321,124

Liabilities and Shareholders’ Equity:
Reserve for losses and LAE	$30,132	$25,308	$—	$—
Unearned premiums	540,321	482,443	—	—
Notes payable	197,385	197,573	137,721	184,767
Accounts payable and other liabilities	49,768	61,524	32,186	30,202

Total liabilities	817,606	766,848	169,907	214,969
Shareholders’ equity	1,075,523	1,016,165	101,465	106,155

Total liabilities and shareholders’ equity	$1,893,129	$1,783,013	$271,372	$321,124

	Equity Investees		Unconsolidated Majority- Owned Subsidiaries
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$49,931	$44,915	$16,025	$7,703
Total expenses	24,345	15,650	20,221	7,481

Income (loss) before income taxes	25,586	29,265	(4,196)	222
Income tax expense (benefit)	5,284	6,668	(1,583)	7

Net income (loss)	20,302	22,597	(2,613)	215
Preferred stock dividend	1,782	1,687	—	—

Net income available (loss attributable) to common stockholders	$18,520	$20,910	$(2,613)	$215

	Equity Investees		Unconsolidated Majority- Owned Subsidiaries
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$146,260	$122,366	$58,703	$84,682
Total expenses	45,022	35,337	62,031	83,432

Income (loss) before income taxes	101,238	87,029	(3,328)	1,250
Income tax expense (benefit)	23,870	18,739	(1,580)	648

Net income (loss)	77,368	68,290	(1,748)	602
Preferred stock dividend	5,354	5,088	—	—

Net income available (loss attributable) to common stockholders	$72,014	$63,202	$(1,748)	$602

The unconsolidated majority-owned subsidiaries are comprised of the Company’s equity investment held for sale (SPS) and PMI Capital I. As of September 30, 2005, included in the Company’s retained earnings were $183.0 million of undistributed equity in earnings from existing equity investees with ownership interests of 50% or less.

NOTE 14.	SUBSEQUENT EVENTS

On October 4, 2005, the Company completed the sale of all of its outstanding stock of SPS to CSFB. The Company received an initial cash payment of approximately $95 million for its holdings in SPS and expects to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated book value at closing of approximately $21 million. The Company and SPS’s other shareholders have agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. The Company plans to record a liability at fair value related to this indemnification. Total expected proceeds from the sale of the SPS stock are in excess of the Company’s current carrying value for such holdings and, accordingly, the Company does not expect to recognize an impairment charge as a result of the sale. Simultaneously with the sale, the Company received repayment of the outstanding balance on its related party receivable from SPS in the amount of $5.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•	changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates or consumer confidence; housing demand, housing values, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•	changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/10/10 loans) and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•	the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality and Alt-A loans, adjustable rate mortgages (“ARMs”), option ARMs, interest only loans, and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors, or any polarization between us and the GSEs, FM Policy Focus or our customers;

•	changes in the regulation, business practices or eligibility guidelines of the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings;

•	the failure to properly underwrite mortgage loans when we provide contract underwriting services which may require us to provide monetary and other remedies to customers;

•	legislative and regulatory developments, regulatory investigations relating to the insurance industry, including captive reinsurance arrangements, litigation and new theories of liability applicable to us, our subsidiaries or our unconsolidated subsidiaries and potential changes in accounting practices in the mortgage insurance industry;

•	legal and other constraints on the amount of dividends we receive from subsidiaries;

•	the performances of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•	the performances of our unconsolidated subsidiaries, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, economic factors or political or regulatory conditions and potential changes in accounting practices in the financial guaranty industry;

•	potential limitations on our ability to raise significant amounts of capital, in the event that we need to do so;

•	technological developments; and

•	management’s ability to appropriately respond to uncertainties and risks, including the foregoing.

We previously disclosed that our U.S. mortgage insurance subsidiaries licensed to operate in New York and CMG Mortgage Assurance Company each responded to a request from the New York Insurance Department regarding reinsurance arrangements between our mortgage insurance entities and reinsurers that are affiliates of lending institutions to whom insurance policies are issued by our mortgage insurance entities. Other federal and state regulatory agencies, including state insurance departments, may also request information regarding these arrangements. The insurance industry has recently become the focus of increased attention by regulatory authorities. Several state insurance departments have conducted investigations of, and reached settlements with, title insurance companies with respect to, among other things, captive title reinsurance arrangements. We cannot predict whether the New York Insurance Department’s request will lead to a formal investigation of these matters, or the scope, timing or outcome of any further inquiry or actions by the New York Insurance Department or any inquiry or actions that may be commenced by other regulators.

While the effects of Hurricane Katrina negatively impacted our results of operations through loss reserve increases for the quarter ended September 30, 2005, we cannot predict whether this or Hurricanes Rita and Wilma will have a material adverse effect on our results of operations in the future. Such effects in the future could, among other things, cause increased notices of delinquencies and claims and claim severity in affected areas, could reduce demand for mortgages and consequently mortgage insurance in the affected areas, could require increases in reserves by FGIC Corporation, RAM Reinsurance Company and CMG Mortgage Insurance Company which would negatively affect our equity in earnings from those investments, or could reduce the monthly payments we expect to receive in 2005 and thereafter in connection with the sale of our interest in Select Portfolio Servicing, or SPS.

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

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $69.5 million for the third quarter of 2005 and $205.6 million for the nine months ended September 30, 2005, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $28.0 million for the third quarter of 2005 and $78.4 million for the nine months ended September 30, 2005.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company, or FGIC, provides primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $12.6 million for the third quarter of 2005 and $53.0 million for the nine months ended September 30, 2005.

•	Other. Our Other segment consists of our holding company and contract underwriting operations, equity in earnings primarily from our former unconsolidated subsidiary, SPS, and certain limited partnerships, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. Our Other segment generated a net loss of $14.4 million for the third quarter ended September 30, 2005 and $35.5 million for the nine months ended September 30, 2005. Our sale of APTIC in the first quarter of 2004 generated an after tax gain of $30.1 million in that quarter.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter and Nine Months Ended September 30, 2005

Our consolidated net income for the third quarter of 2005 was $95.7 million compared to $102.6 million for the corresponding period in 2004. The decrease in net income in the third quarter of 2005 compared to the third quarter of 2004 was primarily due to an increase in other underwriting and operating expenses, particularly from International Operations, an increase in income taxes from continuing operations, and a decrease in equity in earnings from our unconsolidated subsidiaries, FGIC Corporation and RAM Re, and former unconsolidated subsidiary, SPS. The decrease in net income was partially offset by increases in premiums earned from PMI Australia and U.S. Mortgage Insurance Operations.

Our consolidated net income for the first nine months of 2005 was $301.5 compared to $318.8 million for the corresponding period in 2004. The decrease in the first nine months of 2005 compared to the first nine months of 2004 was due to the gain on the sale of APTIC in the first quarter of 2004. Our consolidated net income from continuing operations after taxes was $301.5 million in the first nine months of 2005 compared to $284.9 million in the corresponding period in 2004. This increase was due to higher premiums earned in U.S. Mortgage Insurance Operations and PMI Australia, partially offset by increases in losses and losses adjustment expenses in U.S. Mortgage Insurance Operations.

Our consolidated net income for the third quarter and the first nine months of 2005 was impacted by Hurricane Katrina as follows:

•	FGIC recorded $20.8 million pre-tax of gross reserves related to insured obligations impacted by Hurricane Katrina. Our ownership share of this increase in reserves, net of taxes, reduced our consolidated net income in the third quarter of 2005 by $5.3 million.

•	SPS recorded a $6.6 million pre-tax increase in reserves relating to expected Hurricane Katrina-related losses on force placed hazard and flood reinsurance. Our ownership share of this increase in reserves, net of taxes, reduced our consolidated net income in the third quarter of 2005 by $1.8 million.

•	Approximately $1 million of the $3.2 million increase in reserves in U.S. Mortgage Insurance Operations in the third quarter of 2005 was a result of increased loans in default within the Hurricane Katrina impacted areas.

•	We executed a $0.8 million after-tax in-kind donation of single family homes to charities to assist victims of Hurricane Katrina.

The reserves established by FGIC, SPS and our U.S. Mortgage Insurance Operations segment were based upon currently available information. The reserves may change in the future as additional information with respect to the areas affected by Hurricane Katrina becomes available.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	Policy Cancellations and Persistency. Continued low interest rates and rapid home price appreciation have driven mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s non-refundable single and annual premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single and annual premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 61.2% at September 30, 2005, 62.0% at June 30, 2005, 60.9% at December 31, 2004 and 59.5% at September 30, 2004. The decrease in persistency from the second quarter to the third quarter of 2005 was due to higher policy terminations from continued high levels of refinancing. If mortgage interest rates increase, we expect that refinancing activity will slow and, accordingly, that PMI’s persistency rate will improve. If home price appreciation slows, policy cancellations may decline, which would positively affect PMI’s persistency rate.

•	New Insurance Written (NIW). PMI’s NIW decreased by 16.8% in the third quarter of 2005 and by 13.5% in the first nine months of 2005 compared to the corresponding periods in 2004. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage and private mortgage insurance markets. We believe that the private mortgage insurance market decreased in the first nine months of 2005 compared to the comparable period in 2004. Increased use of alternatives to private mortgage insurance, such as “piggyback” or “80/10/10” or “80/20” loans, continues to negatively affect the size of the private mortgage insurance market and PMI’s NIW. We believe that the use of such loans, which include a first mortgage lien with a loan to value, or LTV, of 80% and a second mortgage lien of between 10% and 20%, has increased in the last three years and in the first nine months of 2005. The size of the private mortgage insurance market is also affected by the number of loans originated and sold to non-agency investors and we believe that the level of non-agency loans has increased as a percentage of the total origination market in 2005. We also believe that the 2005 private mortgage insurance market has higher concentrations of loans of a type or credit quality that PMI has traditionally declined to insure, thereby reducing PMI’s NIW. While these trends are likely to continue throughout 2005, we believe that potential changes in mortgage market conditions, including higher interest rates, lower home price appreciation and changes in lenders’ and investors’ risk and portfolio preferences, could favorably impact the private mortgage insurance market and PMI’s NIW in 2006.

•	Credit and Portfolio Characteristics. PMI’s primary NIW and primary risk in force in the third quarter and first nine months of 2005 consisted of higher percentages of adjustable rate mortgages, or ARMs, Alt-A loans and high LTV loans compared to the corresponding periods in 2004. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases reflect higher concentrations of ARMs, Alt-A and high LTV loans in the current mortgage origination and private mortgage insurance markets. We believe that these market trends will continue in the last quarter of 2005 and into 2006. In 2005, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI has insured an increased amount of these loans during this period through its primary flow, bulk and modified pool product channels. Borrowers with interest only loans do not reduce principal during the initial deferral period (usually between two and ten years) and therefore do not accumulate equity through loan amortization during the initial deferral period. With a payment option ARM a borrower generally has an option every month to choose the amount of payment made on the loan. Depending on prevailing interest rates and payment amounts, monthly payments may not be sufficient to fully cover interest due, in which case the shortfall is added to the principal amount of the loan in a manner known as “negative amortization”. While typically the amount of negative amortization allowed under the loan is capped, borrowers with payment option ARMs may choose not to reduce principal during the early years of the loan and may increase the principal amount owed. Accordingly, interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. We expect higher default and claim rates for ARMs, option ARMs, interest only, Alt-A and high LTV loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates.

•	Losses and Claims. PMI’s claims paid including loss adjustment expenses, or LAE, increased by 13.4% in the first nine months of 2005 compared to the corresponding period in 2004 primarily as a result of the aging of PMI’s insurance portfolio, an increased number of claims paid in the second quarter of 2005 that were previously delayed by bankruptcy protection, and, to a lesser extent, higher claim rates associated with the portion of PMI’s portfolio that contains less-than-A quality loans (loans with credit scores less than 620) and Alt-A loans. Net loss reserves increased by $3.2 million in the third quarter of 2005 from the second quarter of 2005 primarily due to increases in PMI’s expected claim rates and loans in default inventory. We believe that the increase in PMI’s default inventory was due to normal seasonality, changes in the business mix of PMI’s portfolio and, to a lesser extent, the effects of Hurricane Katrina. While we believe that loans in default will increase in the fourth quarter of 2005 as a result of Hurricanes Katrina, Rita and Wilma, we cannot currently estimate the ultimate impact on PMI’s reserves or payment of claims.

•	Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. At September 30, 2005, 53.2% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 51.2% as of September 30, 2004. This increase was due to refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. We expect that the percentage of PMI’s primary flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase. Insurance in force, risk in force and NIW generated through PMI’s bulk channel are generally not subject to captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s net income increased to $23.6 million and $64.7 million in the quarter and nine months ended September 30, 2005, from $17.6 million and $57.0 million in the corresponding periods in 2004 due to increases in premiums earned and investment income and the appreciation of the Australian dollar relative to the U.S. dollar. PMI Australia’s 21.0% increase from September 30, 2004 to September 30, 2005 in insurance in force was driven by NIW and the continued strength of the Australian dollar. PMI Australia’s NIW was 20.0% and 13.9% lower in the third quarter and first nine months of 2005, respectively, than the corresponding periods in 2004 due primarily to a slowing Australian mortgage origination market combined with increasingly competitive pricing. One of PMI Australia’s five largest customers has restructured its captive reinsurance arrangement causing the customer’s affiliated captive reinsurer to retain higher levels of mortgage default risk. This restructuring will materially negatively impact PMI Australia’s premiums written in 2006. We believe the customer decided to restructure its captive arrangement in light of mortgage insurance capital requirements released by the Australian Prudential Regulation Authority (“APRA”), which will impose a cap on the benefit allowed for mortgage reinsurance arrangements between PMI Australia and its customers. APRA’s new requirements also increase the capital that must be held by all mortgage insurers. We do not believe that PMI Australia’s compliance with the APRA capital requirements will have a material impact on our consolidated results of operations, financial condition or cash flows.

•	PMI Europe. PMI Europe’s net income decreased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 due to additional provisions for profit sharing obligations associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2004 from Royal & Sun Alliance (“R&SA”). Under the terms of its agreement with R&SA, R&SA and PMI Europe share certain economic benefits if the acquired portfolio’s loss performance reaches agreed-upon levels. Based upon the favorable loss performance of this business to date, PMI Europe has begun to increase expenses related to this agreement and will continue to do so in the future unless the loss performance becomes less favorable. PMI Europe’s net income in the third quarter of 2005 was also negatively impacted by a reduction in premiums earned associated with the acquired portfolio. We recognize premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. In January 2005, we purchased foreign currency put options at a pre-tax cost of $1.8 million to partially mitigate the negative effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2005. Net income from International Operations for the third quarter and first nine months of 2005 includes a $0.2 million and a $1.2 million pre-tax reduction, respectively, in the fair value of our foreign currency put options. The change in the average foreign currency exchange rates from the third quarter and first nine months of 2005 to the corresponding periods in 2004 increased our International Operations net income by $1.5 million and $3.4 million, respectively, primarily due to appreciation in the Australian dollar. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the functional currencies.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•	FGIC. In the third quarter and first nine months of 2005, the significant portion of our net income derived from our Financial Guaranty segment was generated by equity in earnings from FGIC Corporation. Equity in earnings from FGIC Corporation was $13.6 million in the third quarter of 2005 compared to $15.4 million in the corresponding period in 2004. This decrease was primarily due to $20.8 million of gross reserves recorded in the third quarter of 2005 related to obligations impacted by Hurricane Katrina, partially offset by higher investment income and premiums earned. Equity in earnings from FGIC Corporation was $55.4 million for the first nine months of 2005 compared to $46.9 million in the corresponding period in 2004. This increase was primarily due to increases in premiums earned and higher investment income due to growth in its investment portfolio, partially offset by the increase in reserves for Hurricane Katrina in the third quarter of 2005. FGIC Corporation’s financial performance is also affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets.

•	RAM Re. Equity in earnings from RAM Re were $0.1 million and $2.9 million for the third quarter and first nine months of 2005, respectively, compared to $1.7 million and $4.8 million for the comparable periods in 2004. These decreases were due primarily to unrealized losses in certain credit derivatives and increases in operating expenses.

•	Hurricane Katrina. At September 30, 2005, FGIC had insured public finance obligations with a net par in force of approximately $4.1 billion in counties or locations impacted by Hurricane Katrina. Approximately $2.1 billion of this amount relates to areas designated by Federal Emergency Management Agency, or FEMA, as eligible for both public and individual assistance (“FEMA dual-designated locations”); the remainder relates to locations designated by FEMA as eligible for individual assistance only. After evaluation, FGIC has placed obligations with a net par in force totaling $977.3 million on its credit watch list. For the three months ended September 30, 2005, FGIC recorded case reserves of $8.8 million, watch list reserves of $12.0 million and an estimated reinsurance recoverable of $0.4 million. FGIC’s loss reserve will likely be adjusted in the future as additional information becomes available and such adjustments may have a material impact on its results of operations and our equity in earnings from FGIC. RAM Re’s exposure to obligations in the FEMA dual-designated areas is approximately $124 million. Based upon initial reports from several of the primary financial guarantors, RAM Re is now focusing on a smaller group of obligations with total exposure of approximately $50 million. RAM Re has not recorded reserves related to Hurricane Katrina. We cannot predict whether FGIC or RAM Re will ultimately incur losses or will record additional reserves in the future as a result of Hurricane Katrina.

Other. Factors affecting the financial performance of our Other segment include:

•	SPS. In October 2005, we sold our interest in SPS to Credit Suisse First Boston (USA), Inc., or CSFB. We received an initial cash payment of approximately $95 million for our holdings in SPS and a $5.1 million repayment of a related party receivable. We expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. Our equity investment in SPS generated losses of $2.6 million in the third quarter and $1.7 million in the first nine months of 2005 compared to equity in earnings of $0.2 million and $0.6 million in the corresponding periods in 2004. We recorded $1.8 million after tax of the SPS-related losses in the third quarter and nine months ended September 30, 2005 due to a $6.6 million reserve recorded by SPS relating to expected Katrina-related losses on force placed hazard and flood reinsurance. Additional hurricane related reserve increases or losses by SPS in the future could reduce the monthly payments we expect to receive in connection with the sale of our interest in SPS.

•

Contract Underwriting Services. Due to a decline in customers’ requests for contract underwriting services, our contract underwriting activities and associated revenues decreased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004. We believe our contract underwriting activities and revenues will continue to decline in the future. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedy expenses, and accruals thereof, increased from $2.6 million and $6.0 million in the third quarter and first nine months of 2004, respectively, to $3.0 million and $11.2 million in the third quarter and first nine months of 2005. We believe these increases were driven by the high levels of contract underwriting activities in 2002 and 2003.

•	Additional Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations, interest expense and, in the first quarter of 2004, the net income from discontinued operations and the gain on sale of APTIC.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the periods noted:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions, except per share data)			(In millions, except per share data)
REVENUES
Premiums earned	$205.1	$195.1	5.1%	$611.0	$568.1	7.6%
Net investment income	44.4	42.0	5.7%	134.0	125.6	6.7%
Equity in earnings from unconsolidated subsidiaries	18.5	21.1	(12.3)%	72.0	63.8	12.9%
Net realized investment (losses) gains	(0.3)	1.6	—	1.9	2.9	(34.5)%
Other income	3.9	6.4	(39.1)%	15.7	25.1	(37.5)%

Total revenues	271.6	266.2	2.0%	834.6	785.5	6.3%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	61.3	60.8	0.8%	193.0	177.2	8.9%
Amortization of deferred policy acquisition costs	17.7	21.2	(16.5)%	57.0	65.5	(13.0)%
Other underwriting and operating expenses	54.5	44.5	22.5%	154.6	144.4	7.1%
Interest expense	8.5	8.6	(1.2)%	26.5	26.0	1.9%

Total losses and expenses	142.0	135.1	5.1%	431.1	413.1	4.4%

Income from continuing operations before income taxes	129.6	131.1	(1.1)%	403.5	372.4	8.4%
Income taxes from continuing operations	33.9	28.5	18.9%	102.0	87.5	16.6%

Income from continuing operations after income taxes	95.7	102.6	(6.7)%	301.5	284.9	5.8%

Income from discontinued operations before income taxes	—	—	—	—	5.8	—
Income taxes from discontinued operations	—	—	—	—	2.0	—

Income from discontinued operations after income taxes	—	—	—	—	3.8	—
Gain on sale of discontinued operations, net of income taxes of $17.1	—	—	—	—	30.1	—

Net income	$95.7	$102.6	(6.7)%	$301.5	$318.8	(5.4)%

Diluted earnings per share	$0.97	$0.99	(2.0)%	$3.00	$3.08	(2.6)%

The 6.7% decrease in consolidated net income in the third quarter of 2005 compared to the third quarter of 2004 was due primarily to an increase in other operating and underwriting expenses from International Operations and U.S. Mortgage Insurance Operations, an increase in income taxes from continuing operations, and decreases in equity in earnings from our unconsolidated subsidiaries, FGIC Corporation and RAM Re and losses related to our investment in SPS. This decrease in net income was partially offset by increases in premiums earned from PMI Australia and U.S. Mortgage Insurance Operations. The 5.4% decrease in consolidated net income in the first nine months of 2005 compared to the first nine months of 2004 was due to our $30.1 million after tax gain on the sale of APTIC in the first quarter of 2004. The 5.8% increase in income from continuing operations after income taxes in the first nine months of 2005 compared to the corresponding period in 2004 was due primarily to increases in premiums earned in U.S. Mortgage Insurance Operations and PMI Australia and growth in PMI

Australia’s investment portfolio, partially offset by increases in losses and LAE in U.S. Mortgage Insurance Operations.

U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of the recognition of premiums associated with loan cancellations under non-refundable single and annual premium policies and higher average premium rates. International Operations’ increases consisted of higher premiums earned from PMI Australia and our Hong Kong branch, offset by lower premiums earned from PMI Europe.

The increases in net investment income in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to growth in our Australian and U.S. investment portfolios, partially offset by a decrease in the book yield of our U.S. investment portfolio. As of September 30, 2005, our consolidated pre-tax book yield was 5.18% compared to 4.97% at September 30, 2004.

We account for our unconsolidated subsidiaries using the equity method of accounting. Equity in earnings from FGIC Corporation was $13.6 million in the third quarter of 2005 compared to $15.4 million in the corresponding period in 2004. This decrease was due to the $20.8 million increase in FGIC’s reserves resulting from Hurricane Katrina, partially offset by higher investment income due to growth in FGIC’s investment portfolio and premiums earned. Equity in earnings from FGIC Corporation was $55.4 million for the first nine of 2005 compared to $46.9 million in the corresponding period in 2004. This increase was primarily due to increases in premiums earned and higher investment income due to growth in FGIC’s investment portfolio. Equity in earnings from RAM Re was $0.1 million and $2.9 million in the third quarter and first nine months of 2005, respectively, compared to $1.7 million and $4.8 million in the corresponding periods in 2004. The decreases in equity in earnings from RAM Re for the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to unrealized losses of certain credit derivatives and increases in operating expenses.

The decreases in other income in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due to lower fees generated by our contract underwriting operations and to losses related to SPS of $2.6 million and $1.7 million in the third quarter and first nine months of 2005, respectively. These SPS losses were driven by a $6.6 million reserve recorded by SPS on force placed hazard and flood reinsurance impacted by Hurricane Katrina. Contract underwriting fees decreased in the third quarter and first nine months of 2005 due to a decline in customer requests for our contract underwriting services. The results of our contract underwriting operations are included in our Other segment.

Losses and LAE in the third quarter of 2005 compared to the corresponding period in 2004 remained relatively unchanged. The increase in losses and LAE in the first nine months of 2005 compared to the corresponding period in 2004 was primarily due to higher claims paid in U.S. Mortgage Insurance Operations.

The decreases in amortization of deferred policy acquisition costs in the third quarter and first nine months of 2005 from the corresponding periods in 2004 were due to lower levels of amortization in U.S. Mortgage Insurance Operations primarily as a result of the continued amortization of costs related to policies originated in 2003, expense savings realized from the 2004 field restructuring and a decline in NIW compared to the prior periods.

The increases in other underwriting and operating expenses in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were primarily due to increases in expenses in International Operations. These increases were driven by higher PMI Europe profit sharing commission accruals related to the U.K. lenders’ mortgage insurance portfolio acquired in 2004 and by increases in PMI Australia’s payroll and payroll related expenses as a result of increased employee headcount.

Our income tax expense from continuing operations in the third quarter of 2005 increased by 18.9% compared to the corresponding period in 2004 primarily as a result of an increase in the effective tax rate, partially offset by a decrease in our pre-tax income from continuing operations. The increase in our effective tax rate from 21.8% in the quarter ended September 30, 2004 to 26.1% in the quarter ended September 30, 2005 was primarily due to increases in our U.S. Mortgage Insurance Operations net income, excluding net investment income, equity in earnings and realized gains on investments, and which is taxed at an effective tax rate of 35.0%, and to reduced proportionate contributions to our consolidated financial results of equity in earnings from FGIC Corporation and municipal bond interest income, both of which have lower effective tax rates.

Our income tax expense from continuing operations in the first nine months of 2005 increased by 16.6% compared to the corresponding period in 2004 primarily as a result of an increase in pre-tax income from continuing operations and, to a lesser extent, an increase in the effective tax rate. For the reasons discussed above, our effective tax rate increased from 23.5% in the nine months ended September 30, 2004 to 25.3% in the nine months ended September 30, 2005.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$69.5	$67.8	2.5%	$205.6	$184.7	11.3%
International Operations	28.0	23.7	18.1%	78.4	75.7	3.6%
Financial Guaranty	12.6	15.2	(17.1)%	53.0	46.2	14.7%
Other	(14.4)	(4.1)	251.2%	(35.5)	12.2	—

Consolidated net income	$95.7	$102.6	(6.7)%	$301.5	$318.8	(5.4)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Premiums earned	$166.1	$162.3	2.3%	$498.4	$465.7	7.0%
Net investment income	$25.0	$24.3	2.9%	$78.2	$76.7	2.0%
Equity in earnings from unconsolidated subsidiaries	$5.2	$3.7	40.5%	$14.2	$10.7	32.7%
Losses and LAE	$61.7	$60.1	2.7%	$190.3	$174.8	8.9%
Underwriting and operating expense	$39.7	$38.5	3.1%	$119.6	$127.1	(5.9)%
Net income	$69.5	$67.8	2.5%	$205.6	$184.7	11.3%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Gross premiums written	$203.8	$187.9	8.5%	$602.8	$569.5	5.8%
Ceded premiums, net of assumed	(41.6)	(40.7)	2.2%	(126.3)	(114.7)	10.1%
Refunded premiums	(3.3)	(3.5)	(5.7)%	(10.5)	(10.6)	(0.9)%

Net premiums written	$158.9	$143.7	10.6%	$466.0	$444.2	4.9%

Premiums earned	$166.1	$162.3	2.3%	$498.4	$465.7	7.0%

The increases in gross and net premiums written in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to an increase in PMI’s average premium rates, partially offset by a decline in PMI’s primary risk in force. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans and high LTV loans in PMI’s portfolio in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004.

The increases in ceded premiums in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were driven primarily by the increasing percentage of PMI’s primary insurance in force subject to captive reinsurance agreements. Primary insurance in force refers to the current principal balance of all primary insured mortgage loans as of a given date. At September 30, 2005, 60.6% of PMI’s primary flow insurance in force and 61.3% of PMI’s primary flow risk in force were subject to captive reinsurance agreements compared to 56.9% and 57.9% at September 30, 2004, respectively. These increases were due primarily to refinance activity resulting in cancellations of policies not subject to captive reinsurance and a higher percentage of the NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. In the third quarter and first nine months of 2005, 73.3% and 68.0% of primary NIW delivered through PMI’s flow channel were subject to captive reinsurance agreements, respectively, compared to 64.0% and 61.5% in the corresponding periods of 2004. Insurance in force, risk in force and NIW generated through PMI’s bulk channel are generally not subject to captive reinsurance agreements. We expect that the percentage of PMI’s primary flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase.

The increases in premiums earned in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to increases in PMI’s average premium rate and the recognition of premiums associated with loan cancellations under non-refundable single and annual premium policies. In the third quarter of 2004, we released $7.8 million of unearned premiums to earned premiums relating to loan cancellations reported in that quarter under a non-refundable single premium policy.

Net investment income – Net investment income in the third quarter of 2005 was $25.0 million compared to $24.3 million for the corresponding period in 2004. This increase was due to growth in PMI’s investment portfolio as a result of increased cash flows from operations, partially offset by higher bond pre-refundings in the third quarter of 2004 and a reduction in the portfolio’s pre-tax book yield. Net investment income in the first nine months of 2005 was $78.2 million compared to $76.7 million for the corresponding period in 2004. This increase was due to growth in PMI’s investment portfolio, offset by a reduction in our pre-tax book yield. The pre-tax book yield reduction reflects increased liquidity during 2005 in order to fund an extraordinary dividend from PMI to its parent, The PMI Group, in 2005, and higher yield fixed income securities maturing and/or being called. As of September 30, 2005, the pre-tax book yield of the investment portfolio was 5.13% compared to 5.21% for the corresponding period in 2004.

Equity in earnings from unconsolidated subsidiaries – U.S. Mortgage Insurance Operation’s equity in earnings are derived entirely from the results of operations of CMG. Equity in earnings from CMG increased to $5.2 million and $14.2 million in the third quarter and first nine months of 2005, respectively, from $3.7 million and $10.7 million in the corresponding periods in 2004, primarily as a result of increases in CMG’s primary insurance and risk in force.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions, except percentages, number of primary claims paid, and as otherwise noted)
Claims paid including LAE	$58.5	$60.1	(2.7)%	$186.9	$164.8	13.4%
Change in net loss reserves	3.2	—	—	3.4	10.0	(66.0)%

Total losses and LAE	$61.7	$60.1	2.7%	$190.3	$174.8	8.9%

Number of primary claims paid	2,190	2,325	(5.8)%	7,124	6,354	12.1%
Average primary claim size (in thousands)	$22.9	$22.4	2.2%	$22.9	$22.9	—

The increases in claims paid including LAE and the number of primary claims paid in the first nine months of 2005 compared to the corresponding period in 2004 were due to a number of factors, including the seasoning of PMI’s primary insurance portfolio’s largest book years, an increased number of claims paid that were previously delayed by bankruptcy protection and higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A and less-than-A quality loans. (See Credit and portfolio characteristics, below.) Primary claims paid were $50.3 million in the third quarter of 2005 and $52.1 million in the third quarter of 2004. Primary claims paid increased from $145.4 million in the first nine months of 2004 to $163.4 million in the first nine months of 2005. Pool claims paid were $5.1 million in the third quarter of 2005 and $15.8 million in the first nine months of 2005 compared to $6.4 million and $14.6 million in the corresponding periods of 2004.

Net loss reserves increased by $3.2 million in the third quarter of 2005 primarily due to increases in PMI’s expected claim rates and loans in default inventory from the second quarter of 2005. We believe that the increase in PMI’s default inventory was due in part to the effects of Hurricane Katrina. (See Critical Accounting Policies—Estimates and Reserves for Losses and LAE.)

We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination. Approximately 88.9% of PMI’s insurance in force at September 30, 2005 was written after January 1, 2002. Accordingly, we expect PMI’s total losses and LAE in 2005 will be higher than 2004 as a result of the seasoning of the U.S. portfolio. We expect that the impact of the seasoning of the 2003 and earlier book years on total losses and LAE will be greatest in 2005, with some continued impact in 2006. At September 30, 2005, PMI’s 2003 and earlier book years represented 47.8% of PMI’s primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, total losses and LAE may continue to increase from prior periods. In addition, higher concentrations in PMI’s portfolio of Alt-A loans, ARMs and high LTV loans could cause losses and LAE to increase. Changes in economic conditions, including mortgage interest rates, U.S. unemployment, job creation and home prices could significantly impact our estimates and, therefore, PMI’s total losses and LAE. Changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

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

PMI’s primary default data is presented in the table below:

	As of September 30,		Percent Change/ Variance
	2005	2004
Flow policies in force	663,260	717,382	(7.5)%
Bulk policies in force	91,674	88,477	3.6%

Primary policies in force	754,934	805,859	(6.3)%

Flow loans in default	28,895	29,174	(1.0)%
Bulk loans in default	9,251	7,937	16.6%

Primary loans in default	38,146	37,111	2.8%

Primary default rate for flow transactions	4.36%	4.07%	0.29	pps
Primary default rate for bulk transactions	10.09%	8.97%	1.12	pps
Primary default rate	5.05%	4.61%	0.44	pps

The increase in PMI’s primary default rate as of September 30, 2005 compared to the corresponding date in 2004 was due primarily to a decline in the number of primary insurance policies in force and an increase in bulk loans in default. The primary default rate for bulk transactions as of September 30, 2005 increased from September 30, 2004 due to a 16.6% increase in the number of bulk loans in default, partially offset by an increase in the number of bulk policies in force. Higher concentrations of Alt-A loans, ARMs and high LTV loans in PMI’s bulk portfolio contributed to the increase in bulk loans in default as of September 30, 2005 compared to the corresponding date in 2004.

PMI’s modified pool default data are presented in the table below:

	As of September 30,		Percent Change/ Variance
	2005	2004
Modified pool with deductible
Loans in default	10,342	8,214	25.9%
Policies in force	141,158	126,443	11.6%
Default rate	7.33%	6.50%	0.83	pps

Modified pool without deductible
Loans in default	3,002	2,534	18.5%
Policies in force	45,333	51,605	(12.2)%
Default rate	6.62%	4.91%	1.71	pps

Total modified pool
Loans in default	13,344	10,748	24.2%
Policies in force	186,491	178,048	4.7%
Default rate	7.16%	6.04%	1.12	pps

The increases in the modified pool default rates shown above were primarily due to customer default reporting enhancements begun in the third quarter of 2005 and, to a lesser extent, to increases in modified pool loans in default due to the seasoning of the modified pool portfolio. We do not believe this enhancement in reporting will affect ultimate losses incurred related to our modified pool loans in default. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. Total pool loans in default (which includes modified pool and traditional pool described below) were 19,037 and 16,890 at September 30, 2005 and September 30, 2004, respectively. The default rates for total pool loans at September 30, 2005 and September 30, 2004 were 6.34% and 4.97%, respectively.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Amortization of deferred policy acquisition costs	$14.5	$18.0	(19.4)%	$45.5	$55.5	(18.0)%
Other underwriting and operating expenses	25.2	20.5	22.9%	74.1	71.6	3.5%

Total underwriting and operating expenses	$39.7	$38.5	3.1%	$119.6	$127.1	(5.9)%

Policy acquisition costs incurred and deferred	$13.1	$14.0	(6.4)%	$38.0	$41.7	(8.9)%

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

The decreases in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were primarily the result of lower levels of NIW. PMI’s deferred policy acquisition cost asset decreased by $6.5 million from December 31, 2004 to $47.5 million at September 30, 2005 primarily due to the continued amortization of policies originated in 2003, a decline in NIW compared to prior periods and expense savings realized from the 2004 field restructuring. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The increases in other underwriting and operating expenses for the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to a $2.6 million pre-tax refund in the third quarter of 2004 relating to the settlement of the Baynham litigation and higher compensation expenses in the third quarter and first nine months of 2005. The increase in the first nine months of 2005 was partially offset by expenses incurred in the first quarter of 2004 related to 2003 compensation and $2.9 million of field restructuring expenses in the first nine months of 2004. (See also Ratios, below.)

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $5.0 million and $14.6 million in the third quarter and first nine months of 2005, compared to $6.2 million and $20.7 million in the corresponding periods in 2004, respectively. The declines in allocated expenses were due to decreases in contract underwriting activity.

Ratios – PMI’s loss, expense and combined ratios are shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Variance		2005	2004	Variance
Loss ratio	37.1%	37.0%	0.1	pps	38.2%	37.5%	0.7	pps
Expense ratio	25.0%	26.8%	(1.8	)pps	25.7%	28.6%	(2.9	)pps

Combined ratio	62.1%	63.8%	(1.7	)pps	63.9%	66.1%	(2.2	)pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increase in the loss ratio in the third quarter of 2005 compared to the corresponding period in 2004 was due primarily to an increase in loss reserves resulting from an increase in loans in default, partially offset by an increase in premiums earned. The increase in the loss ratio in the first nine months of 2005 compared to the corresponding period in 2004 was due primarily to an increase in claims paid, partially offset by an increase in premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decreases in PMI’s expense ratio for the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were primarily driven by the decreases in amortization of deferred policy acquisition costs discussed above, including expense savings realized from the 2004 field restructuring. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Primary NIW :
Primary NIW - flow channel	$7,824	$9,135	(14.4)%	$21,568	$27,999	(23.0)%
Primary NIW - bulk channel	908	1,354	(32.9)%	4,989	2,696	85.1%

Total primary NIW	$8,732	$10,489	(16.8)%	$26,557	$30,695	(13.5)%

The decreases in PMI’s primary NIW in the quarter and nine months ended September 30, 2005 compared to the corresponding periods in 2004 were driven by decreases in the size of the private mortgage insurance market. We believe the size of the private mortgage insurance market was negatively impacted in 2005 by lenders’ continued use of alternative mortgage products which do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total mortgage origination market. PMI’s NIW has also been negatively affected by higher concentrations of loans in the market of a type or credit quality that PMI has traditionally declined to insure.

Traditional pool insurance – Prior to 2002, PMI offered certain pool insurance products to lenders and the GSEs (“GSE Pool”) and to the capital markets (“Old Pool”). GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $0.1 billion at September 30, 2005 and $0.1 billion at September 30, 2004. Old Pool risk in force was $0.4 billion at September 30, 2005 and $0.5 billion at September 30, 2004.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. During the quarter and nine months ended September 30, 2005, PMI wrote $120.3 million and $212.6 million of modified pool risk compared to $23.4 million and $153.2 million in the corresponding periods of 2004. Modified pool risk in force was $1.7 billion at September 30, 2005 and $1.4 billion at September 30, 2004.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below:

	As of September 30,		Percent Change/ Variance
	2005	2004
Primary insurance in force (in millions)	$101,221	$104,782	(3.4)%
Primary risk in force (in millions)	$25,148	$25,259	(0.4)%
Pool risk in force (in millions)	$2,530	$2,389	5.9%
Policy cancellations – primary (year-to-date)	30,657	31,154	(1.6)%
Policy persistency rate – primary	61.2%	59.5%	1.7	pps

Primary insurance in force at September 30, 2005 decreased compared to September 30, 2004 due to continued high levels of policy cancellations, partially offset by NIW and higher average loan balances. Primary risk in force at September 30, 2005 remained generally flat compared to September 30, 2004 due to a greater number of high LTV loans with deeper coverage and higher average loan balances in the first nine months of 2005 compared to the corresponding period in 2004. Continued low mortgage interest rates and high levels of home price appreciation caused primary policy cancellations to decrease by 1.6% in the first nine months of 2005 compared to the corresponding period in 2004. These same factors contributed to the increase in the primary policy persistency rate of 61.2% at September 30, 2005 compared to 59.5% at September 30, 2004. The primary policy persistency rate is the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period.

The following table sets forth the percent of PMI’s primary risk in force as of September 30, 2005 in the ten states with the highest risk in force in PMI’s primary portfolio.

As of September 30, 2005
Florida	10.3%
Texas	7.5%
California	6.5%
Illinois	5.0%
Georgia	4.7%
New York	4.2%
Ohio	3.9%
Pennsylvania	3.6%
Washington	3.4%
New Jersey	3.2%

As of September 30, 2005, PMI’s primary insurance in force and risk in force included $4.9 billion and $1.3 billion, respectively, in areas designated by FEMA as eligible for both public and individual assistance as a result of Hurricane Katrina.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(In millions, except percentages)				(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$391	5%	$741	8%	$1,281	6%	$2,100	8%
Primary NIW - bulk channel	55	6%	604	45%	767	15%	958	36%

Total primary NIW	$446	5%	$1,345	13%	$2,048	8%	$3,058	10%

Alt-A loan amounts and as a percentage of:
Primary NIW - flow channel	$2,142	27%	$1,847	20%	$5,439	25%	$5,503	20%
Primary NIW - bulk channel	376	41%	309	23%	1,892	38%	663	25%

Total primary NIW	$2,518	29%	$2,156	21%	$7,331	28%	$6,166	20%

The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of primary risk in force:

	As of September 30,
	2005	2004
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	10%	11%
Less-than-A quality loans with FICO scores below 575*	3%	3%
Alt-A loans	16%	12%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and bulk channel primary NIW:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(In millions, except percentages)				(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW - flow channel	$1,761	23%	$2,022	22%	$4,574	21%	$5,261	19%
Primary NIW - bulk channel	619	68%	985	73%	3,918	79%	1,525	57%

Total primary NIW	$2,380	27%	$3,007	29%	$8,492	32%	$6,786	22%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW - flow channel	$1,036	13%	$1,251	14%	$3,101	14%	$3,070	11%
Primary NIW - bulk channel	72	8%	23	2%	453	9%	150	6%

Total primary NIW	$1,108	13%	$1,274	12%	$3,554	13%	$3,220	10%

The following table presents PMI’s ARMs and high LTV loans as percentages of primary risk in force:

	As of September 30,
	2005	2004
As a percentage of primary risk in force:
ARMs	18.0%	12.5%
97% or higher LTV loans	19.6%	11.1%

PMI’s primary risk in force at September 30, 2005 contained higher percentages of Alt-A loans, ARMs and high LTV loans than at September 30, 2004. We believe that these increases reflect higher concentrations of these types of loans in the current mortgage origination and private mortgage insurance markets. The higher concentration of high LTV loans is, to a lesser extent, also the result of changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans, and the expansion of underwriting guidelines by lenders, the GSEs and PMI pursuant to market outreach efforts. We believe that these market trends will continue throughout 2005 and into 2006.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs and high LTV loans than our traditional primary portfolio and incorporate these assumptions into our pricing. In the third quarter and first nine months of 2005 compared to the corresponding periods in 2004, PMI’s average premium rate generally increased primarily as a result of PMI’s portfolio consisting of higher percentages of ARMs, Alt-A loans and high LTV loans. PMI offers pre- and post-purchase borrower counseling to borrowers with high LTV loans in an effort to reduce the risk of default on those loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$39.0	$32.8	18.9%	$112.6	$102.3	10.1%
Losses, expenses and interest	$14.6	$11.3	29.2%	$43.4	$33.6	29.2%
Net income	$28.0	$23.7	18.1%	$78.4	$75.7	3.6%

In January 2005, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in 2005. The options expire ratably over the remainder of calendar year 2005 and had an aggregate pre-tax cost of $1.8 million. Net income from International Operations for the third quarter and first nine months of 2005 includes a $0.2 million and a $1.2 million pre-tax reduction, respectively, in the fair value of our foreign currency put options. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the foreign exchange benefit to our consolidated net income in the remaining quarter of 2005 will be offset by the remaining cost of the put options purchased which is $0.3 million.

The change in the average foreign currency exchange rates from the third quarter and first nine months of 2005 to the corresponding periods in 2004 favorably impacted our International Operations’ net income by $1.5 million and $3.4 million, respectively, primarily due to the appreciation in the Australian dollar, offset by the amortization and decline in value of our put options discussed above. This foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the functional currencies.

PMI Australia

The table below sets forth the results of PMI Australia:

	Three Months Ended September 30,		Percent Change/ Variance		Nine Months Ended September 30,		Percent Change/ Variance
	2005	2004			2005	2004
	(USD in millions)				(USD in millions)
Net premiums written	$40.5	$38.6	4.9%		$112.3	$112.8	(0.4)%

Premiums earned	$31.8	$26.3	20.9%		$91.1	$81.9	11.2%
Net investment income	12.0	9.5	26.3%		34.7	27.6	25.7%
Net realized investment gains (losses)	0.1	(0.2)	—		0.3	—	—
Other income (loss)	0.3	(0.9)	—		(0.3)	0.4	—

Total revenues	44.2	34.7	27.4%		125.8	109.9	14.5%
Losses and LAE	(0.3)	0.4	—		0.8	0.7	14.3%
Underwriting and operating expenses	10.7	9.1	17.6%		31.9	27.1	17.7%
Income taxes	10.2	7.6	34.2%		28.4	25.1	13.1%

Total expenses	20.6	17.1	20.5%		61.1	52.9	15.5%

Net income	$23.6	$17.6	34.1%		$64.7	$57.0	13.5%

Loss ratio	(1.1)%	1.4%	(2.5	) pps	0.8%	0.9%	(0.1	) pps
Expense ratio	26.4%	23.7%	2.7	pps	28.4%	24.0%	4.4	pps

The increases in PMI Australia’s net income in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 were due to increases in premiums earned and net investment income and the appreciation of the Australian dollar relative to the U.S. dollar. The average AUD/USD currency exchange rate was 0.7600 and 0.7686 for the third quarter and first nine months of 2005 compared to 0.7099 and 0.7299 for the corresponding periods in 2004. The change in the average AUD/USD currency exchange rates from the third quarter of 2004 to the third quarter of 2005 and the first nine months of 2004 to the first nine months of 2005 favorably impacted PMI Australia’s net income by $1.5 million and $3.2 million, respectively. This foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the functional currency. Net income from PMI Australia for the third quarter and first nine months of 2005 includes a $0.2 million and $1.5 million pre-tax reduction in the fair value of our foreign currency put options.

Premiums written and earned – The increase in net premiums written in the third quarter of 2005 compared to the corresponding period in 2004 was due primarily to the strengthening of the Australian dollar relative to the U.S. dollar. The decrease in PMI Australia’s net premiums written for the first nine months of 2005 compared to the corresponding period in 2004 was due to a decrease in NIW resulting primarily from the smaller size of the mortgage origination market in Australia and New Zealand in 2005, and increasingly competitive pricing. The increases in premiums earned for the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due to insurance in force growth and to the strengthening of the Australian dollar relative to the U.S. dollar.

Net investment income – The increases in net investment income in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due to the growth of PMI Australia’s investment portfolio. PMI Australia’s investment portfolio, including cash and cash equivalents, was $874.3 million at September 30, 2005 compared to $708.3 million at September 30, 2004. The growth was driven by positive cash flows from operations and appreciation of the Australian dollar relative to the U.S. dollar. The pre-tax book yield was 5.87% as of September 30, 2005 and 5.86% as of September 30, 2004.

Losses and LAE – PMI Australia has continued to experience low levels of claim payments and default rates, primarily attributable to a low interest rate environment, low levels of unemployment, as well as strong home price appreciation in prior years. PMI Australia’s default rate at September 30, 2005 was 0.13% compared with 0.12% at September 30, 2004. The $1.1 million reduction to loss reserves in the third quarter of 2005 was due to continued favorable delinquency and loss experience.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due to increases in payroll and payroll related expenses related to increases in employee headcount, and professional fees.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Primary NIW:
Primary NIW - flow channel	$4,963	$4,691	5.8%	$13,648	$14,960	(8.8)%
Primary NIW - RMBS channel	3,006	5,268	(42.9)%	9,484	11,916	(20.4)%

Total primary NIW	$7,969	$9,959	(20.0)%	$23,132	$26,876	(13.9)%

	As of September 30,
	2005	2004
	(USD in millions)
Primary insurance in force	$124,025	$102,527	21.0%
Primary risk in force	$113,028	$92,979	21.6%

The increase in PMI Australia’s primary flow NIW in the third quarter of 2005 compared to the corresponding period in 2004 was primarily due to an increase in mortgage insurance on low documentation loans (loans with reduced documentation verifying borrowers’ incomes) as a result of changes to capital relief provisions for lenders regulated by the APRA. PMI Australia expects higher default and claim rates for low documentation loans and incorporates these assumptions into its underwriting approach, portfolio limits, pricing and loss and claim estimates. The decreases in primary NIW generated by PMI Australia’s flow channel in the first nine months of 2005 and RMBS channel in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were primarily due to lower mortgage origination activity in 2005 combined with competitive pricing. The increases in primary insurance in force and risk in force as of September 30, 2005, compared to September 30, 2004, were attributable to NIW exceeding portfolio runoff and the strengthening of the Australian dollar relative to the U.S. dollar.

PMI Europe

The following table sets forth the results of PMI Europe:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$4.6	$5.2	(11.5)%	$13.1	$15.6	(16.0)%
Net investment income	2.7	2.3	17.4%	7.7	6.7	14.9%
Net realized investment gains (losses)	(0.1)	0.5	—	—	0.8	—
Other income	1.0	1.2	(16.7)%	2.3	3.9	(41.0)%

Total revenues	8.2	9.2	(10.9)%	23.1	27.0	(14.4)%
Losses and LAE	(0.1)	0.4	—	2.0	1.7	17.6%
Underwriting and operating expenses	4.0	1.4	185.7%	8.5	4.1	107.3%
Income taxes	1.5	2.6	(42.3)%	4.4	7.4	(40.5)%

Total expenses	5.4	4.4	22.7%	14.9	13.2	12.9%

Net income	$2.8	$4.8	(41.7)%	$8.2	$13.8	(40.6)%

As discussed below, the decreases in PMI Europe’s net income in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to increases in underwriting and operating expenses and decreases in premiums earned. The decline in net income in the first nine months of 2005 was partially offset by changes in the average Euro/USD currency exchange rate from the first nine months of 2004 to the corresponding period in 2005, which favorably impacted PMI Europe’s net income by $0.2 million. The average Euro/USD currency exchange rate was 1.2202 for the third quarter and 1.2628 for the first nine months of 2005 compared to 1.2228 and 1.2259 for the corresponding periods in 2004. This foreign currency translation impact is calculated using the period over period change in the monthly exchange rate to the current period ending net income in the functional currency. Net income from PMI Europe for the first nine months of 2005 includes a $0.4 million pre-tax addition in the fair value of our foreign currency put options.

Premiums earned – The decreases in premiums earned in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to a decrease in premiums earned associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2004. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to decline.

Net investment income – Net investment income increased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 as a result of growth of the investment portfolio. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio and, to a lesser extent, gains and losses on foreign currency re-measurement. PMI Europe’s investment portfolio, including cash and cash equivalents, as of September 30, 2005 was $219.7 million compared to $204.6 million as of September 30, 2004. The growth of the investment portfolio from the previous year was primarily driven by positive cash flows from operations. The pre-tax book yield was approximately 4.48% as of September 30, 2005 and 4.35% as of September 30, 2004.

Other income – PMI Europe’s other income decreased in the first nine months of 2005 compared to the corresponding period in 2004 as a result of a $1.2 million gain in the first quarter of 2004 related to a change in fair value of a derivative contract. In the third quarter of 2005, PMI Europe recorded a new credit default swap transaction. PMI Europe is currently a party to six transactions that are classified as derivatives. As of September 30, 2005, $7.5 million of deferred gains related to initial fair value was included in other liabilities and $0.4 million and $1.2 million of accretion from deferred gains were included in other income in the third quarter and first nine months of 2005, respectively.

Losses and LAE – Losses and LAE performance in the third quarter and first nine months of 2005 continued to be favorable. Claims paid in the third quarter of 2005 and in the third quarter of 2004 were nominal. Claims paid, including claim payments under credit default swaps, were $0.5 million in the first nine months of 2005 and 2004. Losses and LAE decreased in third quarter of 2005 due to favorable loss performance. This reduction was offset by increases in R&SA profit sharing accruals discussed below.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due to additional provisions for R&SA performance related obligations and increases in costs associated with expansion efforts. Under the terms of its agreement with R&SA with respect to the acquired mortgage insurance portfolio, R&SA and PMI Europe share certain economic benefits if loss performance reaches agreed-upon levels. Based upon the favorable loss performance of this business to date, PMI Europe has increased expenses related to this agreement and will continue to do so in the future unless the loss performance becomes less favorable.

Risk in force – PMI Europe’s risk in force declined from $3.2 billion at September 30, 2004 to $2.9 billion at September 30, 2005. This decline was primarily due to the expected runoff of the acquired U.K. lenders’ mortgage insurance portfolio. As of September 30, 2005, PMI Europe had assumed $2.5 billion of risk on $26.5 billion of mortgages on properties in the United Kingdom and $0.4 billion of risk on $8.0 billion of mortgages on properties in Germany and the Netherlands. As of September 30, 2005, $1.9 billion of PMI Europe’s $2.9 billion of assumed risk was first loss exposure.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong branch’s reinsurance revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(USD in millions)			(USD in millions)
Gross reinsurance premiums written	$4.2	$2.3	82.6%	$15.8	$6.8	132.4%
Reinsurance premiums earned	$2.6	$1.3	100.0%	$8.4	$4.8	75.0%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation or HKMC. The increases in gross reinsurance premiums written in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to increases in mortgage origination activity in Hong Kong combined with product expansion. In July 2004, PMI’s Hong Kong branch began insuring residential mortgages with LTVs between 90.01% and 95.00%.

Financial Guaranty

The following table sets forth the results of the Company’s financial guaranty segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC Corporation	$13.6	$15.4	(11.7)%	$55.4	$46.9	18.1%
RAM Re	0.1	1.7	(94.1)%	2.9	4.8	(39.6)%

Total equity earnings	13.7	17.1	(19.9)%	58.3	51.7	12.8%
Income taxes	1.1	1.9	(42.1)%	5.3	5.5	(3.6)%

Net income	$12.6	$15.2	(17.1)%	$53.0	$46.2	14.7%

As discussed below, the decrease in equity in earnings from FGIC Corporation in the third quarter of 2005 compared to the corresponding period in 2004 was primarily due to an increase in losses and LAE resulting from Hurricane Katrina, partially offset by higher investment income due to growth in its investment portfolio and premiums earned. The increase in equity in earnings from FGIC Corporation for the first nine months of 2005 compared to the corresponding period in 2004 was primarily due to increases in premiums earned and higher investment income due to growth in its investment portfolio.

The decreases in equity in earnings from RAM Re for the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to a refinement of market value modeling resulting in unrealized losses of certain credit derivatives and increases in operating expenses.

The table below shows the components of FGIC Corporation’s results:

	Three Months Ended September 30,		Percent Change/ Variance		Nine Months Ended September 30,		Percent Change/ Variance
	2005	2004			2005	2004
	(In thousands)				(In thousands)
Net premiums written	$92,331	$87,072	6.0%		$288,245	$246,364	17.0%

Net premiums earned	$54,794	$49,760	10.1%		$169,334	$134,113	26.3%
Net investment income	30,536	24,888	22.7%		87,229	70,924	23.0%
Net realized gains (losses) and other income	394	(201)	—		1,032	1,134	(9.0)%

Total revenues	85,724	74,447	15.1%		257,595	206,171	24.9%

Losses and loss adjustment expenses	20,693	6,725	207.7%		15,016	6,319	137.6%
Underwriting expenses	22,142	17,959	23.3%		59,409	47,803	24.3%
Policy acquisition costs deferred	(8,169)	(8,563)	(4.6)%		(25,796)	(24,874)	3.7%
Amortization of deferred policy acquisition costs	1,873	745	151.4%		5,874	1,086	440.9%
Interest expense and other operating expenses	6,627	5,858	13.1%		19,902	20,744	(4.1)%

Total expenses	43,166	22,724	90.0%		74,405	51,078	45.7%

Income before income taxes	42,558	51,723	(17.7)%		183,190	155,093	18.1%
Income tax expense	7,201	12,915	(44.2)%		42,351	36,141	17.2%

Net income	35,357	38,808	(8.9)%		140,839	118,952	18.4%
Preferred stock dividends	4,251	4,011	6.0%		12,752	12,097	5.4%

Net income available to common shareholders	$31,106	$34,797	(10.6)%		$128,087	$106,855	19.9%
TPG’s ownership interest in common equity	42.0%	42.1%	(0.1	)pps	42.0%	42.1%	(0.1	)pps

TPG’s proportionate share of net income available to common stockholders	$13,060	$14,636	(10.8)%		$53,780	$44,943	19.7%
TPG’s proportionate share of management fees and other	554	741	(25.2)%		1,661	1,934	(14.1)%

Equity in earnings from FGIC Corporation	$13,614	$15,377	(11.5)%		$55,441	$46,877	18.3%

Premiums written and earned – Net premiums written increased in the third quarter and first nine months of 2005 compared to the corresponding periods of 2004 primarily due to increased activity in the public finance market and continued expansion into structured and international finance sectors. Net premiums earned increased in the third quarter and first nine months of 2005 compared to the corresponding periods of 2004 primarily due to FGIC’s larger financial guaranty book of business in the public, structured and, to a lesser extent, international finance sectors in the third quarter of 2005. Additionally, FGIC recorded municipal bond refundings, calls and other accelerations of $10.2 million in the third quarter and $46.2 million in the first nine months of 2005 compared to $15.5 million and $36.2 million in the corresponding periods in 2004. When an obligation insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is repaid or fully defeased prior to the stated maturity.

Net investment income – Net investment income increased in the third quarter and first nine months of 2005 from the corresponding periods in 2004 primarily due to the growth of the investment portfolio. At September 30, 2005, the book yield of FGIC Corporation’s investment portfolio was 3.68% compared to 3.53% at September 30, 2004. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds.

Losses and LAE – FGIC Corporation’s losses and LAE increased for the third quarter and nine months of 2005 compared to the corresponding periods of 2004 due to its recording of $20.8 million of reserves relating to insured obligations in areas affected by Hurricane Katrina. FGIC’s reserve for losses and LAE at September 30, 2005 includes $8.8 million of case reserves and $12.1 million of credit watch list reserves relating to Hurricane Katrina. The reserve for losses and LAE was $52.2 million at September 30, 2005 compared to $39.2 million at December 31, 2004 and $41.5 million at September 30, 2004.

Underwriting expenses – Underwriting expenses increased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 due primarily to increases in headcount. The increase in underwriting expenses in the first nine months of 2005 compared to the corresponding period in 2004 was partially offset by increases in ceding commissions.

Deferred policy acquisition costs – The deferred policy acquisition cost asset was $53.6 million at September 30, 2005 compared to $26.7 million at September 30, 2004. The increase resulted from new business. The amortization of deferred policy acquisition costs increased in the third quarter and first nine months of 2005 from the corresponding periods in 2004 as a result of the increase in the deferred policy acquisition cost asset. We expect the deferred policy acquisition cost asset and amortization of deferred acquisition costs to continue to increase as the business grows.

Interest expense and other operating expenses – FGIC Corporation’s interest expense and other operating expenses increased in the third quarter of 2005 compared to the corresponding period in 2004 due to an increase in interest expense, reflecting the issuance of $250 million of senior notes in January 2004 and an additional $75 million of senior notes in December 2004. FGIC Corporation’s interest expense and other operating expenses decreased slightly in the first nine months of 2005 compared to the corresponding periods in 2004 due to a $3.9 million expense in the second quarter of 2004 related to the establishment of a new soft capital facility.

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

Other

The results of our Other segment include income and related operating expenses of MSC; net investment income, interest expense and corporate overhead of The PMI Group. Equity in earnings from SPS in 2004 is included in equity earnings from unconsolidated subsidiaries. As a result of the sale of our interest in SPS in October 2005, equity in earnings or losses from our investment in SPS in 2005 are included in other income. The Other segment also includes the results from, and realized gain on sale of, the discontinued operations of APTIC. Our Other segment results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Change	2005	2004	Percentage Change
	(In millions)			(In millions)
Net investment income	$4.5	$5.8	(22.4)%	$13.1	$14.6	(10.3)%
Equity in earnings (losses) from unconsolidated subsidiaries	$(0.4)	$0.4	—	$(0.5)	$1.4	—
Net realized investment losses	$(2.9)	$(0.4)	625.0%	$(2.6)	$(0.6)	333.3%
Other income	$2.6	$6.1	(57.4)%	$13.7	$20.7	(33.8)%
Other operating expenses	$17.6	$16.6	6.0%	$51.3	$51.6	(0.6)%
Interest expense	$8.5	$8.6	(1.2)%	$26.5	$25.9	2.3%
Income from discontinued operations, net of income taxes	$—	$—	—	$—	$3.8	—
Gain on sale of discontinued operations (APTIC), net of income taxes of $17.1	$—	$—	—	$—	$30.1	—
Net income (loss)	$(14.4)	$(4.1)	251.2%	$(35.5)	$12.2	—

Net investment income – The decreases in net investment income in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 were due primarily to declining market yields on the investment portfolio and a decrease in our investment portfolio due to repurchases of our common stock.

Equity in earnings (losses) – For the quarter and nine months ended September 30, 2004, our Other segment’s equity in earnings from unconsolidated subsidiaries includes equity in earnings from SPS of $0.2 million and $0.6 million, respectively, and equity earnings from investments in certain limited partnerships. As a result of the sale of our interest in SPS in October 2005, we reclassified equity in earnings (losses) from SPS to other income for 2005. Accordingly, equity losses from unconsolidated subsidiaries for the third quarter and first nine months of 2005 include only equity losses from our limited partnership investments Earnings or losses relating to SPS in 2005 are included in other income and are discussed below.

Net realized investment losses – Net realized investment losses increased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 due primarily to a $2.1 million pre-tax realized capital loss on our equity investment in a private equity limited partnership investment that met the criteria for other-than-temporary impairment.

Other income – For the third quarter and first nine months of 2004, other income primarily includes contract underwriting revenue generated by MSC. For the third quarter and first nine months of 2005, other income includes such revenue, but is offset by $2.6 million and $1.7 million of losses relating to our investment in SPS in the third quarter and nine months ended September 30, 2005, respectively. We recorded $1.8 million after tax of the SPS-related losses in the third quarter and nine months ended September 30, 2005 due to a $6.6 million reserve recorded by SPS relating to expected Katrina-related losses on force placed hazard and flood reinsurance. In addition to the SPS-related losses, other income decreased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 as a result of a decline in contract underwriting activity and associated revenue.

In connection with the October 2005 sale of all of our outstanding stock of SPS to CSFB, we received an initial cash payment of approximately $95 million. We expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated book value at closing of approximately $21 million. We and SPS’s other shareholders have agreed to indemnify CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation could reduce the proceeds we receive from the sale. At closing, we also received repayment of the outstanding balance on its related party receivable from SPS in the amount of $5.1 million.

Other operating expenses – Other operating expenses, which were incurred by MSC and The PMI Group, increased in the third quarter of 2005 compared to the corresponding period in 2004 in part due to an increase in contract underwriting remedies from $2.6 million and $6.0 million in the third quarter and first nine months of 2004 to $3.0 million and $11.2 million in the third quarter and first nine months of 2005. We believe these increases were principally driven by the high levels of contract underwriting activities in 2003 and 2004. These increases were partially offset by reductions in contract underwriting expenses due to lower levels of contract underwriting activity.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $356.2 million at September 30, 2005, compared to $441.2 million at December 31, 2004. In July 2005, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. During the third quarter of 2005, we repurchased $105.5 million shares of common stock under the July 2005 authorization. It is our present intention to maintain between $100 million to $150 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations and that we maintain excess liquidity to support our operations as needed.

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

Credit Facility

We have a $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at the Company’s request subject to approval by the lenders. The PMI Group was in compliance with all credit facility covenants for the quarter ended September 30, 2005. There are no amounts outstanding related to the credit facility. There is a $1.2 million letter of credit outstanding under the facility.

Dividends

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On April 26, 2005, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $300 million. In June 2005, the first $150 million installment was paid to The PMI Group. The second $150 million installment will be paid prior to the end of 2005 after notice to the Director of the Arizona Department of Insurance.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

In July 2005, our Board of Directors approved a $0.21 per share annual dividend beginning in the third quarter of 2005, representing an increase of $0.03 per share.

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

Consolidated Contractual Obligations

Our contractual obligations include reserve for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology and building improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $6.2 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

The significant components of net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Fixed income securities	$35,279	$35,573	$114,422	$110,008
Equity securities	2,160	2,276	6,867	6,919
Short-term investments	7,523	4,789	14,629	10,764

Investment income before expenses	44,962	42,638	135,918	127,691
Investment expenses	(535)	(683)	(1,954)	(2,073)

Net investment income	$44,427	$41,955	$133,964	$125,618

Net investment income increased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 primarily due to growth in our investment portfolio. Municipal bond refundings were $0.2 million for the third quarter of 2005 and $2.5 million in the first nine months of 2005 compared to $0.5 million and $2.4 million in the corresponding periods in 2004. As of September 30, 2005, our consolidated pre-tax book yield was 5.18% compared to 4.97% as of September 30, 2004.

Consolidated Investment Portfolio

The following table summarizes our consolidated investment portfolio:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of September 30, 2005:
Fixed income securities	$2,688,441	$135,028	$(3,879)	$2,819,590
Equity securities:
Common stocks	101,906	30,971	(567)	132,310
Preferred stocks	104,998	4,366	(273)	109,091

Total equity securities	206,904	35,337	(840)	241,401
Short-term investments	135,473	—	(2,993)	132,480

Total	$3,030,818	$170,365	$(7,712)	$3,193,471

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2004:
Fixed income securities	$2,786,941	$140,963	$(3,037)	$2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total	$3,123,418	$175,657	$(5,562)	$3,293,513

Our consolidated investment portfolio holds primarily investment grade, readily marketable fixed income and equity securities. At September 30, 2005, the fair value of these securities in our consolidated investment portfolio decreased to $3.2 billion from $3.3 billion at December 31, 2004. This decrease was primarily the result of a decrease in our fixed income securities from sales and maturities with a corresponding increase in our cash and cash equivalents balance. As interest rates, market and other economic conditions change, we expect the market value of the securities in our investment portfolio to be affected. The decrease in unrealized gains as of September 30, 2005 compared to December 31, 2004 was primarily due to increases in interest rates that caused market value declines relative to our consolidated fixed income portfolio.

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

Debt and Equity Financing

As of September 30, 2005, our consolidated shareholders’ equity was $3.2 billion. The carrying value of our long-term debt outstanding issued by The PMI Group as of September 30, 2005 and 2004 was as follows:

	As of September 30,
	2005	2004
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$359,986
3.00% Senior Notes, due November 15, 2008 (Equity Units)	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,529

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

The PMI Group was in compliance with all debt covenants for the quarter and nine months ended September 30, 2005.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG Mortgage Insurance Company’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. As of September 30, 2005, CMG Mortgage Insurance Company’s risk-to-capital ratio was 12.6 to 1.

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

Consolidated cash flows generated by operating activities, including premiums, investment income and offset by underwriting and operating expenses and losses, were $262.4 million in the first nine months of 2005 compared to $265.3 million in the first nine months of 2004. The change is primarily related to an increase in claim payments and underwriting expenses, partially offset by an increase in investment income in the first nine months of 2005 compared to the corresponding period in 2004.

Consolidated cash flows generated by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, were $82.1 million for the first nine months of 2005 compared to $243.8 million used in investing activities in the first nine months of 2004. The difference was due primarily to increased purchases of fixed income securities during the first nine months of 2004 compared to the first nine months of 2005. The reduction in investing activity was due primarily to our increases in cash and cash equivalents in order to achieve a higher level of liquidity to fund an extraordinary dividend to The PMI Group from PMI.

Consolidated cash flows used in financing activities, including purchases of common stock, proceeds from issuance of equity and dividends paid to shareholders, were $197.1 million in the first nine months of 2005 compared to $24.2 million in the first nine months of 2004. The difference was due primarily to the $205.5 million in repurchases of common stock in the first nine months of 2005.

Off-Balance Sheet Arrangements

Under the terms of our agreement to sell our interest in SPS to CFSB, we and the other SPS shareholders agreed to indemnify CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. The agreement provides that our obligation to indemnify CSFB for certain specified liabilities is subject to either the satisfaction of a deductible or loss sharing with CSFB up to a specified amount. The agreement also provides that our maximum indemnification obligation for SPS’s operations will not exceed approximately $21 million. We will record a liability at fair value related to this indemnification in the fourth quarter of 2005 as the sale of SPS to CSFB was closed on October 4, 2005.

Ratings

The rating agencies have assigned the following ratings to The PMI Group, PMI and certain wholly-owned subsidiaries:

	Insurer Financial Strength Ratings			Senior Unsecured Debt The PMI Group	Capital Securities PMI Capital I
	PMI	PMI Australia(1)	PMI Europe

S&P	AA (stable)	AA (stable)	AA (stable)	A (stable)	BBB+ (stable)

Fitch	AA+ (stable)	AA (stable)	AA (stable)	A+ (stable)	A (stable)

Moody’s	Aa2 (stable)	Aa2 (stable)	Aa3 (stable)	A1 (stable)	A2 (stable)

(1)	PMI Indemnity Limited is rated AA- (stable) by S&P, AA (stable) by Fitch, and Aa3 (stable) by Moody’s.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of the best estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range at September 30, 2005 and December 31, 2004.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of September 30, 2005 and December 31, 2004 on a segment and consolidated basis:

	As of September 30, 2005			As of December 31, 2004
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$308.5	$382.5	$342.2	$300.0	$379.8	$338.6
International Operations *	12.0	35.3	24.1	15.0	38.7	26.2

Consolidated reserves for losses and LAE	$320.5	$417.8	$366.3	$315.0	$418.5	$364.8

*	International Operations includes reserves for losses and LAE for PMI Australia and PMI Europe.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. As of September 30, 2005 and December 31, 2004, PMI’s reserve for losses and LAE (gross of reinsurance recoverables) represented our best estimates and approximated the midpoint of the actuarial range. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at September 30, 2005 and December 31, 2004 at the approximate midpoint of the actuarially determined range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

The net loss reserve balance increased by $3.4 million from December 31, 2004, due to an increase in expected claim rates, increases in the default inventory and to a lesser extent, from an increase in average claim sizes. The increase was partially offset by a reduction in the average age of delinquency inventory. We believe that approximately $1 million of the reserve increase was a result of increased loans in default within Hurricane Katrina impaired areas. The table below provides a reconciliation of U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE between January 1 and September 30, 2005 and 2004:

	2005	2004
	(In millions)
Balance at January 1,	$338.6	$325.3
Reinsurance recoverables	(2.4)	(3.3)

Net balance at January 1,	336.2	322.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	181.1	180.5
Prior years	9.2	(5.7)

Total incurred	190.3	174.8
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(5.9)	(5.1)
Prior years	(181.1)	(159.7)

Total payments	(187.0)	(164.8)

Net balance at September 30,	339.5	332.0
Reinsurance recoverables	2.7	2.7

Balance at September 30,	$342.2	$334.7

The above loss reserve reconciliation shows the components of changes in our reserves for losses and LAE for the periods presented. Losses and LAE payments of $187.0 million and $164.8 million for the nine months ended September 30, 2005 and 2004, respectively, reflect actual amounts paid during the periods presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $190.3 million and $174.8 million for the nine months ended September 30, 2005 and 2004, respectively, are management’s best estimate of ultimate losses and LAE and, therefore, are subject to change. These estimation changes are principally reflected within the total losses and LAE incurred line item which reflects an increase of $9.2 million and a reduction of $5.7 million to losses incurred related to prior periods for the nine months ended September 30, 2005 and 2004, respectively. The table below breaks down the nine months ended September 30, 2005 and 2004 increase and reduction in reserves by particular accident years:

Accident Year					Change in Incurred
	Losses and LAE Incurred				2005 vs. 2004	2004 vs. 2003
	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
	(In millions)
1998 and Prior	$—	$—	$—	$—	$—	$(0.1)
1999	69.1	69.2	69.2	69.4	(0.1)	(0.2)
2000	102.7	102.4	102.6	103.6	0.3	(1.0)
2001	184.7	184.1	183.3	183.8	0.6	(0.5)
2002	219.3	213.4	213.0	204.1	5.9	8.9
2003	218.0	204.4	205.5	218.3	13.6	(12.8)
2004	228.0	239.1	180.5	—	(11.1)	—
2005	181.1	—	—	—	—	—

Total					$9.2	$(5.7)

The $9.2 million increase and $5.7 million reduction in losses and LAE incurred related to the nine months ended September 30, 2005 and 2004, respectively, were due principally to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	September 30, 2005	December 31, 2004
	(In thousands)
Primary insurance	$302,925	$306,023
Pool insurance	39,249	32,597

Total reserve for losses and LAE	$342,174	$338,620

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and cost to settle claims, or LAE:

	September 30, 2005	December 31, 2004
	(In thousands)
Loans in default and reported	$280,784	$274,225
Incurred but not reported	48,292	51,376
Cost to settle claims (LAE)	13,098	13,019

Total reserve for losses and LAE	$342,174	$338,620

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the September 30, 2005 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of September 30, 2005, the effect on pre-tax income would be approximately $2 million; and (iii) for every 5% change in our estimate of the future costs of claims and settlement expenses as of September 30, 2005, the effect on pre-tax income would be approximately $1 million.

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

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. As of September 30, 2005, the actuarially determined range for PMI Australia’s reserves for losses and LAE ranged from $7.7 million to $9.7 million. As of September 30, 2005, PMI Australia’s reserves for losses and LAE were $8.5 million, which represented our best estimate and a decrease of $1.3 million from PMI Australia’s reserve balance of $9.8 million at December 31, 2004. Of this decrease, $0.2 million is due to the weakening in the Australian dollar relative to the U.S. dollar. The remaining $1.1 million is due to a release of reserves in the third quarter 2005 in order to bring the reserve within the actuarially determined range which was refined to reflect the actuaries’ current expectations with respect to ultimate claim rates and severity. In recording loss reserves in Australia above the midpoint of the actuarially determined range of loss, we were influenced in part by management’s belief that the recent extremely low loss rates experienced by PMI Australia are not sustainable in the future as a higher number of current loans in default are expected ultimately to go to claim.

Our actuaries calculated a range for PMI Europe’s reserves for losses at September 30, 2005 of $4.3 million to $25.6 million. The primary drivers of this loss reserve range are the portfolio acquired from R&SA for which we have limited claim and delinquency history and our German First Loss credit default swap transactions. PMI Europe’s loss reserves at September 30, 2005 were $15.6 million, which represented management’s best estimate and a decrease of $0.8 million from PMI Europe’s reserve balance of $16.4 million at December 31, 2004. PMI Europe increased its reserves by $1.5 million in the first nine months of 2005 as a result of additional delinquencies on its non-derivative accounted credit default swaps. However, this increase was offset by favorable changes to the U.S. dollar to Euro exchange rate which resulted in a reduction to reserves of $2.2 million. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swap transactions executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information.

The following table shows a breakdown of International Operations’ reserves for losses and LAE:

	September 30, 2005	December 31, 2004
	(In thousands)
Loans in default and reported	$12,964	$14,912
Incurred but not reported	9,781	9,964
Cost to settle claims (LAE)	1,413	1,348

Total reserve for losses and LAE	$24,158	$26,224

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE between January 1 and September 30, 2005 and 2004:

	2005	2004
	(In millions)
Balance at January 1,	$26.2	$21.7
Reinsurance recoverables	(1.0)	—

Net balance at January 1,	25.2	21.7
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	7.8	11.0
Prior years	(5.1)	(8.6)

Total incurred	2.7	2.4
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.3)	(0.2)
Prior years	(2.0)	(1.1)

Total payments	(2.3)	(1.3)
Foreign currency translation effect	(2.3)	(0.5)

Net balance at September 30,	23.3	22.3
Reinsurance recoverables	0.8	0.9

Balance at September 30,	$24.1	$23.2

The reductions in losses and LAE incurred relating to prior years of $5.1 million and $8.6 million in the first nine months of 2005 and 2004, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the overall economic conditions experienced in Australia over the last two years.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$62,145	$(512)	$—	$—	$62,145	$(512)
Foreign governments	46,997	(244)	358	(5)	47,355	(249)
Corporate bonds	78,370	(873)	70,523	(2,236)	148,893	(3,109)
U.S. government and agencies	98	(3)	164	(6)	262	(9)

Total fixed income securities	187,610	(1,632)	71,045	(2,247)	258,655	(3,879)
Equity securities:
Common stocks	4,090	(524)	355	(43)	4,445	(567)
Preferred stocks	7,104	(273)	—	—	7,104	(273)

Total equity securities	11,194	(797)	355	(43)	11,549	(840)
Short-term investments	—	—	97,007	(2,993)	97,007	(2,993)

Total	$198,804	$(2,429)	$168,407	$(5,283)	$367,211	$(7,712)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2004 and 2005 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses do not meet the criteria established in our policy for determining other-than-temporary impairment, and as such, are not considered impaired. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.1 million and $0.3 million in the third quarter and first nine months of 2005, respectively. We recognized $0.1 million in realized losses related to other-than-temporary impairment in the third quarter and first nine months of 2004.

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

As of September 30, 2005, our total investment in SPS was $113.6 million and consisted primarily of $108.5 million book value of our equity investment and $5.1 million of related party receivables which bear interest and are current. On October 4, 2005, we completed the sale of all of our outstanding stock of SPS to CSFB. We received an initial cash payment of approximately $95 million for our holdings in SPS and expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated book value at closing of approximately $21 million. Total expected proceeds from the sale of the SPS stock are in excess of our current carrying value for such holdings and, accordingly, we do not expect to recognize an impairment charge as a result of the sale. Simultaneously with the sale, we received repayment of the outstanding balance on a related party receivable from SPS in the amount of $5.1 million.

In September, we determined that a certain private equity limited partnership investment met the criteria for other-than-temporary impairment. We recorded a $2.1 million pre-tax realized capital loss against our carrying value of this limited partnership.

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

As of September 30, 2005, our consolidated investment portfolio was $3.2 billion. The fair value of investments in our consolidated investment portfolio is calculated from independent market quotations, is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2005, 88.3% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of September 30, 2005:

Estimated Increase (Decrease) in Fair Value
(In thousands)
300 basis point decline	$329,609
200 basis point decline	$244,579
100 basis point decline	$133,368
100 basis point rise	$(117,256)
200 basis point rise	$(286,169)
300 basis point rise	$(454,752)

These hypothetical estimates of changes in fair value are primarily related to our fixed income securities as the fair values of fixed income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio including cash and cash equivalents was 5.3 at September 30, 2005, and we would not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows based on the above projections.

As of September 30, 2005, $874.3 million of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar weakened slightly relative to the U.S. dollar to 0.7620 U.S. dollars at September 30, 2005 compared to 0.7802 at December 31, 2004. As of September 30, 2005, $219.7 million of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The spot rate value of the Euro weakened relative to the U.S. dollar to 1.2026 U.S. dollars at September 30, 2005 compared to 1.3554 at December 31, 2004. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. From time to time, we may make changes to our information systems to ensure that they evolve with the state of technology. Since 2003, we have been developing and implementing pmiCentral, a strategic technology platform designed to enhance the policy servicing and claims functionality of our U.S. and international mortgage insurance products. We have implemented information systems that support our secondary market and risk share products as well as claims and delinquencies applications, and plan to complete the remaining phases of pmiCentral relating to primary servicing in 2006. We believe our implementation of pmiCentral and other information systems will further enhance our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2005, an action against PMI was filed in the federal district court of the Northern District of California located in San Francisco California, entitled Hogan, et al. v. PMI Mortgage Insurance Company (Case No. 3:2005cv03851). The action seeks certification of a nationwide class of consumers. The plaintiffs allege that they were required to pay for private mortgage insurance written by PMI and that their loans allegedly were insured at greater than PMI’s “best available rate.” The plaintiffs further allege that PMI had an obligation to notify them of an adverse action based upon their credit information and failed to do so in violation of the Fair Credit Reporting Act. The action seeks, among other relief, actual and statutory damages and declaratory and injunctive relief. PMI intends to vigorously defend this action. However, we cannot be sure that the outcome of this or any similar litigation will not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2005, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $100 million. In June 2005, we completed the remaining repurchases under the February 17, 2005 authorization. On July 27, 2005, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended September 30, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End(1)
07/01/05 – 07/31/05	—	N/A	—	$150,002,229
08/01/05 – 08/31/05	1,709,090	$41.46	1,709,090	$79,142,028
09/01/05 – 09/30/05	874,300	$39.61	874,300	$44,510,820

Total	2,583,390	$40.83	2,583,390	$44,510,820

(1)	The PMI Group’s common share repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 3, 2005	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and
Chief Financial Officer

November 3, 2005	/s/ Thomas H. Jeter
Thomas H. Jeter
Vice President, Corporate Controller and Assistant Secretary Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Option Agreement and Contingent Payment Agreement, dated August 12, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., DLJ Mortgage Capital, Inc., FSA Portfolio Management, Inc., SPS Holding Corp. and Select Portfolio Servicing, Inc. (incorporated by reference to exhibits 10.1 and 10.2 to the registrant’s Form 8-K filed on August 16, 2005).

10.2	First Amendment to the Option Agreement and Contingent Payment Agreement, dated as of October 4, 2005 (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K filed on October 11, 2005).

10.3	First Amendment to The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of October 1, 2005*

11.1	Statement re Computation of Per Share Earnings**

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management contract, compensatory plan or arrangement.

**	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report.