Form 10-K
period 2005-12-31
PMI GROUP INC
filed 2006-03-14
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2005 was approximately $3.1 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date. All executive officers and directors, and beneficial owners of 10% or more of the outstanding shares, of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares outstanding of registrant’s common stock, as of close of business on February 28, 2006: 89,156,441

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference into Items 10 through 14 of Part III.

Cautionary Statement Regarding Forward-Looking Statements

Statements we make or incorporate by reference in this and other documents filed with the Securities and Exchange Commission that are not historical facts, that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, or that relate to future plans, events or performance are “forward-looking statements” within the meaning of the federal securities laws. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. Forward-looking statements involve a number of risks or uncertainties including, but not limited to, the Risk Factors addressed in Item 1A below. Other risks are referred to from time to time in our periodic filings with the Securities and Exchange Commission. All of our forward-looking statements are qualified by and should be read in conjunction with our risk disclosures. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

A.	Overview of Operations – The PMI Group, Inc.

We are a global provider of credit enhancement products that promote homeownership and the provision of services essential to the building of strong communities. Through our U.S., International and Financial Guaranty segments, we offer first loss, mezzanine and risk remote financial insurance across the credit spectrum and around the world.

We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Our U.S. Mortgage Insurance Operations generated 70.9% of our consolidated revenues in 2005. Our primary operating subsidiary, PMI Mortgage Insurance Co., including its affiliated U.S. mortgage insurance and reinsurance companies, collectively referred to as PMI, is a leading U.S. residential mortgage insurer. PMI owns 50% of CMG Mortgage Insurance Company, which offers mortgage insurance for loans originated by credit unions. PMI’s insurer financial strength is currently rated “AA” by Standard & Poor’s, or S&P, “AA+” by Fitch Ratings, or Fitch, and “Aa2” by Moody’s Investors Service, or Moody’s.

Our International Operations offer mortgage insurance and other credit enhancement products. Through our Australian subsidiaries, we are one of the leading providers of mortgage insurance in Australia and New Zealand. Our European subsidiary, headquartered in Dublin, Ireland, offers mortgage insurance and mortgage credit enhancement products throughout Europe. We also reinsure residential mortgage insurance in Hong Kong. Our main Australian and European subsidiaries are both rated “AA” by S&P and Fitch. These Australian and European subsidiaries are also rated “Aa2” and “Aa3,” respectively, by Moody’s.

We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), provides financial guaranty insurance for public finance, structured finance and international obligations. FGIC is rated “AAA” by S&P and Fitch, and “Aaa” by Moody’s. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a “AAA” rated financial guaranty reinsurance company based in Bermuda.

In October 2005, we sold our majority interest in SPS Holding Corp, or SPS. SPS primarily services single-family residential mortgages in the United States. We received cash payments of approximately $99 million for our holdings in SPS. We expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets.

Our consolidated net income was $409.2 million for the year ended December 31, 2005. As of December 31, 2005, our consolidated total assets were $5.3 billion, including our investment portfolio of $3.2 billion. Our consolidated shareholders’ equity was $3.2 billion as of December 31, 2005. See Item 8. Financial Statements and Supplementary Data—Note 19. Business Segments, for financial information regarding our business segments. S&P and Fitch have assigned our holding company, The PMI Group, Inc., an “A” and “A+” counterparty credit and senior unsecured debt rating, respectively, and Moody’s has assigned an “A1” senior unsecured debt rating.

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

PMI provides residential mortgage insurance to mortgage lenders, capital market participants and investors throughout the United States. PMI is incorporated in Arizona, headquartered in Walnut Creek, California, and licensed in all 50 states, the District of Columbia, Puerto Rico, Guam, and the Virgin Islands. Under PMI’s monoline insurance licenses, PMI may only offer residential mortgage insurance covering first lien mortgages.

Residential mortgage insurance protects mortgage lenders, and subsequent holders of insured mortgage loans, in the event of borrower default, by reducing and, in some instances, eliminating the resulting loss to the insured institution. By mitigating default risk, residential mortgage insurance facilitates the origination of “low down-payment mortgages,” generally mortgages with down-payments of less than 20% of the homes’ values. Mortgage insurance also assists financial institutions in reducing the capital they are required to hold against low down-payment mortgages, providing liquidity, and facilitating the sale of low down-payment mortgage loans in the secondary mortgage market.

Traditionally, residential mortgage insurance has provided first loss protection on loans held by portfolio lenders and insured loans sold to Fannie Mae and Freddie Mac (the “GSEs” or the “agency market”). Mortgage insurance has become increasingly important as a first loss and mezzanine loss form of credit enhancement of mortgage-backed securities issued by capital market participants other than the GSEs (the “non-agency market”). As described below, PMI offers a variety of mortgage insurance products to meet the demands of the mortgage origination, agency and non-agency markets.

1.	Products

(a) Primary Mortgage Insurance

Primary insurance provides the insured with first loss mortgage default protection on individual loans at specified coverage percentages. PMI’s obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on the defaulted loan. The loss amount includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan’s default and property foreclosure. In lieu of paying the coverage percentage of the loss amount on a defaulted loan, PMI may pay the full loss amount and take title to the mortgaged property.

PMI offers primary mortgage insurance on a loan-by-loan basis to lenders through its “flow” channel. PMI also offers issuers of mortgage-backed securities (“MBS”) and investors primary mortgage insurance that covers large portfolios of mortgage loans. In these “structured transactions,” PMI’s primary insurance may provide liquidity, regulatory capital relief and default protection to portfolio investors, including the GSEs, or may serve as credit enhancement for agency and non-agency MBS transactions.

PMI’s primary insurance in force and primary risk in force as of December 31, 2005 were $101.1 billion and $25.0 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. The chart below shows PMI’s primary new insurance written, (“NIW”), for the years ended December 31, 2005, 2004 and 2003. NIW refers to the original principal balance of all loans that receive new primary mortgage insurance coverage during a given period.

	2005		2004		2003
	(in millions)
Flow	$28,194	78%	$36,257	88%	$50,236	88%
Structured Transactions	$7,740	22%	$4,956	12%	$7,065	12%

Total NIW	$35,934	100%	$41,213	100%	$57,301	100%

Primary Flow Channel.    Lenders purchase primary mortgage insurance through PMI’s flow channel to reduce default risk, to obtain capital relief and liquidity, and, most often, to facilitate the sale of their low down-payment loans to the GSEs and other investors. The GSEs purchase residential mortgages from lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market. As the GSEs have traditionally been the principal purchasers of conventional mortgage loans, mortgage lenders typically originate loans that conform to their guidelines. These guidelines reflect the GSEs’ own charter requirements which, among other things, allow the GSEs to purchase low down-payment mortgage loans only if the lender (i) secures mortgage insurance on those loans from an eligible insurer, such as PMI; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. However, if the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, banking regulations may increase the level of capital required to be held by the lender, and thus, the lender’s cost of doing business.

Lenders that purchase mortgage insurance select specific coverage levels for insured loans. As a result of the GSEs’ coverage requirements, lenders generally select a coverage percentage that effectively reduces the ratio of the original loan amount to the value of the property, or LTV, to not more than 80%. PMI charges higher premium rates for higher coverage, as higher coverage percentages generally result in higher amounts paid per claim. Higher LTV loans generally have higher coverage percentages and higher average premiums. Refinanced mortgage loans insured by PMI typically have lower LTVs, and therefore lower coverage percentages and premium rates, than purchase money mortgages due to the home price appreciation often associated with refinanced loans. Purchase money mortgages, which generally have higher LTVs, tend to have higher coverage percentages, or “deeper” coverage. Accordingly, the relative sizes of the purchase money and refinance mortgage origination markets influence PMI’s average LTV, coverage rate and premium of PMI’s NIW and insurance in force.

Premium payments may be paid to PMI on a monthly, annual or single premium basis. Monthly payment plans represented 94.1% of NIW in 2005 and 97.7% of NIW in 2004. As of December 31, 2005, monthly plans represented 93.1% of PMI’s primary risk in force compared to 93.7% at December 31, 2004. Single premium plans represented substantially all of the remaining NIW and primary risk in force. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount or the value of the property has increased sufficiently. In each case, PMI does not have contact with the mortgage borrowers.

Depending upon the loan, the premium payments for flow primary mortgage insurance coverage may ultimately be borne by the insured (“Lender Paid MI”) or by the insured’s customer, the mortgage borrower (“Borrower Paid MI”). PMI’s primary insurance rates for Borrower Paid MI are based on rates that we have filed with the various state insurance departments. To establish these rates, PMI utilizes risk-based pricing models that consider a number of variables, including coverage percentages, loan and property attributes, and borrower risk characteristics. Because Lender Paid MI products are frequently designed to meet the needs of a lender’s particular loan program, PMI attempts to calibrate its Lender Paid MI pricing to a loan program’s specific borrower and loan-type risk characteristics. In addition, as a significant percentage of Lender Paid MI is processed through PMI’s electronic delivery channels, lenders’ use of Lender Paid MI serves to increase PMI’s efficiency and reduce its policy acquisition costs.

Traditionally, the significant majority of NIW has been comprised of Borrower Paid MI. However, Lender Paid MI increased to 16.7% of flow NIW in 2005 from 10.3% in 2004 and 5.6% in 2003. Lenders’ increased preference for Lender Paid MI has been driven by, among other things, increases in the origination of non-traditional loans, particularly Alt-A loans, and PMI’s ability to offer Lender Paid MI products and pricing tailored to these loans. PMI defines Alt-A loans as those where the borrower’s FICO score is 620 or higher and where the loans are originated with reduced or no documentation or verification of borrower information. Although Alt-A and prime borrowers generally have similar credit profiles, we consider Alt-A loans to be riskier than prime loans because of the reduced documentation requirements. Accordingly, we expect higher rates of default for Alt-A loans than the traditional loan portfolio. Because Lender Paid MI pricing can be tailored to programs that include large percentages of Alt-A loans, PMI offers a wider variety of Lender Paid than Borrower Paid MI programs for these loans.

Primary mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, increased claims from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. PMI may not cancel mortgage insurance coverage except in the event of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to PMI’s flow channel, the insured or the loan’s mortgage servicer generally may cancel mortgage insurance coverage at any time. In addition, the GSEs’ guidelines generally provide that a borrower’s written request to cancel Borrower Paid MI should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination, or cancellation upon a borrower’s request, of Borrower Paid MI upon satisfaction of conditions set forth in the statute.

Structured Transactions.    PMI provides credit enhancement solutions across the credit spectrum to agency and non-agency MBS issuers as well as portfolio investors. While the terms vary, structured transactions in which PMI participates generally involve insuring a large group of pre-existing loans on agreed terms or issuing a commitment to insure future loans, whose attributes conform to the terms of the negotiated agreement. A single structured mortgage insurance transaction can include primary insurance (first loss), modified pool insurance which may be subject to deductibles and which is discussed below, or both. Premiums for insurance coverage in structured transactions are paid and borne by the issuers or investors.

While demand for mortgage insurance as a form of credit enhancement of MBS has increased, most non-agency MBS transactions do not utilize mortgage insurance. Instead, non-agency MBS issuers often use other third party credit enhancement products, such as financial guaranty insurance, or, most often, forego all third party credit enhancement products primarily by using over-collateralized structures. As a result, PMI must compete against both MBS transactions that forego third party credit enhancement and third party credit enhancers, such as other mortgage insurers and financial guarantors. The extent to which PMI may bid upon, and if successful participate in, non-agency MBS transactions is subject to a number of factors, including:

•	The size of the non-agency MBS market.

•	The volume of non-agency MBS transactions involving non-conforming loans (loans which do not meet the GSEs’ guidelines). Most structured transactions for which PMI issues mortgage insurance involve Alt-A loans, loans with large balances (known as “jumbo” loans), adjustable rate mortgages, or loans with FICO scores (a credit score provided by Fair, Isaac and Company) below PMI’s portfolio average.

•	The attractiveness of mortgage insurance relative to other forms of third party credit enhancement.

•	The attractiveness of mortgage insurance relative to the use of internal credit enhancement structures. PMI’s ability to compete successfully with internal structures depends in large part on the interest rates offered to investors purchasing the various components of an MBS. The smaller the differential in the interest rates being offered between the less risky and the more risky components, the less likely it is that mortgage insurance will be required by investors.

•	The amount of credit for losses that rating agencies give to mortgage insurance.

•	Continued MBS product innovation, which may involve credit or interest rate swap instruments, over-collateralized executions, and other forms of credit enhancement that do not require mortgage insurance. PMI’s monoline insurance licenses prohibit it from offering credit enhancement products other than residential mortgage insurance.

All of the above factors are affected by domestic and international economic conditions including, but not limited to, levels of liquidity in the U.S. and international capital markets, interest rates, home price appreciation, employment levels, and the relative attractiveness of MBS compared to other debt securities. Because economic factors and the diverse array of competitors in the capital markets affect PMI’s opportunities to write mortgage insurance for structured transactions, PMI’s NIW from structured transactions can vary significantly from year to year.

PMI’s opportunities to participate in structured transactions may be significantly impacted by the implementation in the United States of Basel II, the Basel Committee on Banking Supervision’s proposal to implement a new international capital accord. Basel II will affect the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance could alter the competitive positions of mortgage insurers. In 2005, U.S. federal banking agencies jointly announced that the U.S. implementation of Basel II would be delayed until at least 2008.

PMI, our European insurance subsidiary (“PMI Europe”), and FGIC, a financial guaranty insurance company in which PMI holds a 42.0% common equity ownership interest, have jointly provided combinations of first loss, mezzanine and risk remote credit enhancement in MBS transactions. In 2004, PMI provided primary insurance coverage for loan level losses on MBS transactions and FGIC guaranteed the scheduled payments on issuers’ obligations with its financial guaranty insurance products. In 2005, PMI Europe provided mezzanine-level coverage on MBS transactions which included financial guaranty coverage provided by FGIC. We expect to continue to partner with FGIC on structured transactions.

In addition to MBS issuances, PMI offers primary mortgage insurance on large groups of loans that lenders and investors intend to hold in their portfolios. In these instances, the lender or investor purchases mortgage insurance to achieve capital relief, liquidity and to receive protection against the increased default risks associated with more volatile or seasoned loans.

PMI utilizes risk-based pricing models to establish premium rates for its structured transactions business. These models consider variables relating to the structure of the transaction, real estate loss scenarios, and the loans within the insured portfolio, including coverage levels selected by the insured, loan and property attributes, and borrower risk characteristics.

(b) Pool Insurance

Modified Pool Insurance.    PMI currently offers modified pool insurance products that may be attractive to MBS issuers, investors and lenders seeking credit enhancement for MBS transactions, regulatory capital relief, or the reduction of mortgage default risk. Modified pool insurance may be used in tandem with primary mortgage insurance or may be placed on loans that do not require primary insurance. The extent of coverage of modified pool products varies. Some products provide first loss protection by covering losses on individual loans held within the pool of insured loans up to a stated aggregate loss limit (“stop loss limit”) for the entire pool. Some modified pool products offer mezzanine-level coverage by providing for claims payments only after a predetermined cumulative claims level, or deductible, is reached. Other products, in addition to having stop loss limits, deductibles and other risk reduction features, include exposure limits on each individual loan in the pool.

PMI issues all of its modified pool insurance through structured transactions. To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage and to other mortgage capital markets participants. Like primary structured transactions, PMI’s modified pool products insure significant percentages of Alt-A loans and adjustable rate mortgages (see 4. Business Composition, below). As of December 31, 2005, PMI had $1.8 billion of modified pool risk in force compared to $1.5 billion as of December 31, 2004. As of December 31, 2005, PMI’s modified pool risk in force represented 6.6% of PMI’s total risk in force. Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

Other Pool Insurance.    Prior to 2002, PMI offered certain pool insurance products to lenders, the GSEs and the capital markets. These products, referred to principally as GSE and Old Pool, contained stop loss limits but did not generally contain other risk reduction features.

(c) Captive Reinsurance

Mortgage insurers including PMI offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. Captive reinsurance is a reinsurance product in which PMI shares portions of its risk written on loans originated by certain lenders with the captive reinsurance companies affiliated with such lenders. In return, a proportionate amount of PMI’s gross premiums received is ceded to the captive reinsurance companies less, in some instances, a ceding commission paid to PMI for underwriting and administering the business. Ceded premiums, as well as capital deposits required of the captive reinsurer, are held in trust for the benefit of PMI to secure the payment of potential future claims. Captive reinsurers must comply with applicable insurance regulations and must adhere to minimum risk-to-capital ratios, which consider only eligible assets held in trust specifically for the benefit of PMI. If during predetermined reporting periods, the value of assets in the trust is less than required under the minimum capital requirement, the captive reinsurer must deposit additional amounts into the trust account. Additionally, dividends from the trust accounts are only permissible once specified capital ratios are exceeded.

PMI’s captive reinsurance agreements primarily provide for excess-of-loss reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer up to the maximum coverage level. PMI also offers quota share captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected. We believe that captive reinsurance agreements serve to better align credit decisions with respect to loans which require mortgage insurance and provide lenders with an ongoing stake in the outcome of the lending decision. This risk transfer approach also decreases the possibility of PMI incurring unacceptably high levels of losses in times of economic stress. Finally, certain rating agency capital models recognize the trust balances of the captive reinsurers and, thus, also recognize the reinsurance value and transfer of risk criteria of captive reinsurance. Typically, only flow Borrower Paid MI is subject to captive reinsurance agreements. PMI’s captive reinsurance agreements must comply with both federal and state statutes and regulations, including the Real Estate Settlement Procedures Act of 1974. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, U.S. Mortgage Insurance Operations, Premiums written and earned, and Item 1A. Risk Factors—The U.S. mortgage insurance industry and PMI are subject to regulatory risk.)

(d) Other Risk-Sharing Products

In addition to captive reinsurance, PMI offers other risk-sharing products, including layered co-insurance, a primary insurance program under which the insured retains liability for losses between certain levels of aggregate losses. Layered co-insurance is primarily targeted to affordable housing programs. PMI also offers various products designed for, and in cooperation with, the GSEs and lenders that involve some aspect of risk-sharing.

(e) Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates (collectively “CMG”) offer mortgage insurance for loans originated by credit unions. CMG is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation (“CMIC”). CMIC is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG. At December 31, 2005, CMG had $15.5 billion of primary insurance in force and $3.7 billion of primary risk in force compared to $14.0 billion of primary insurance in force and $3.2 billion of primary risk in force at December 31, 2004. CMG’s financial results are reported in PMI’s financial statements under the equity method of accounting in accordance with generally accepted accounting principles in the United States, or GAAP. CMG’s operating results are not included in PMI’s results shown in Part I of this Report on Form 10-K, unless otherwise noted.

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

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry consists of eight active mortgage insurers: PMI; CMG; Mortgage Guaranty Insurance Corporation; Genworth Mortgage Insurance Corporation, an affiliate of Genworth Financial, Inc.; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc.; Radian Guaranty Inc.; Republic Mortgage Insurance Co., an affiliate of Old Republic International; and Triad Guaranty Insurance Corp. Assured Guaranty Mortgage Insurance Company, a subsidiary of Assured Guaranty Ltd., is also licensed to offer mortgage insurance in the U.S. We believe other companies may also be considering offering mortgage insurance.

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

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2005	2004	2003	2002	2001
FHA/VA	23.5%	32.8%	36.4%	35.6%	37.3%
Private Mortgage Insurance	76.5%	67.2%	63.6%	64.4%	62.7%

Total	100%	100.0%	100.0%	100.0%	100.0%

Source:	Inside Mortgage Finance; based upon primary NIW but includes certain insurance written that PMI classifies as pool insurance.

Effective January 1, 2006, the U.S. Housing and Urban Development Department, or HUD, in accordance with its indices, increased the maximum single-family loan amount that the FHA can insure to $362,790 in “high-cost” areas. Excluding “high-cost” areas, the maximum mortgage loan amount that the FHA can insure is 95% of the median area home price as determined by HUD. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure. Increases in the amount that these agencies can insure could cause future demand for private mortgage insurance to decrease. PMI and other private mortgage insurers also face competition from state-supported mortgage insurance funds in several states.

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

Financial Institutions and Mortgage Lenders

The private mortgage insurance industry faces competition from the home equity lending operations of these financial institutions and other mortgage lenders who structure their high LTV residential loans in such a way that mortgage insurance is not required. Certain lenders originate mortgages that have a first mortgage lien with an LTV of 80%, and a second mortgage lien ranging from 5% to 20% LTV. These loans are commonly referred to as simultaneous seconds, “piggybacks,” 80/10/10, 80/20 or 80/15/5 loans. Since the first mortgage is only an 80% LTV, the GSEs do not require mortgage insurance with respect to either mortgage, even though the combined LTV exceeds 80%. These products have grown significantly in popularity since 2003 due to a number of factors, including low interest rates leading to narrower differentials in banks’ interest rates between first and second mortgage liens, high home appreciation rates and an increased focus by lenders on home equity line of credit lending. The increased popularity and use of these and other similar products have reduced the available market for primary mortgage insurance.

In addition, PMI and other private mortgage insurers compete with financial institutions, primarily commercial banks and thrifts, which retain risk on all or a portion of their high LTV mortgage portfolio rather than obtain insurance for this risk. PMI’s use of captive reinsurance with certain lenders with whom it does business (see Captive Reinsurance, above) also negatively impacts PMI’s risk in force and premiums earned.

Structured Transactions—Competitors

In order to participate in structured transactions, PMI must compete against other mortgage insurers as well as other well-capitalized credit enhancement providers, including financial guarantors. In addition, the design and use of MBS structures that do not include third party credit enhancement negatively affects the private mortgage insurance market and PMI’s insurance in force and NIW.

3.	Customers

PMI’s customers are primarily mortgage lenders, savings institutions, commercial banks, and investors, including the GSEs, the FHLBs, and other capital market participants. In 2005, PMI’s top ten customers generated 42.8% of PMI’s premiums earned compared to 42.0% in 2004. The beneficiary under PMI’s master policies is the owner of the insured loan. The GSEs, as the predominant purchasers of conventional mortgage loans in the U.S., are the beneficiaries of a substantial majority of PMI’s mortgage insurance coverage.

4.	Business Composition

Persistency; Policy Cancellations.    Historically, a significant percentage of PMI’s premiums earned has been generated from insurance policies written in previous years. Consequently, the level of policy cancellations and resulting length of time that insurance remains in force are key determinants of PMI’s consolidated revenues and net income. One measure of the impact of policy cancellations on insurance in force is PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The following table shows average annual mortgage interest rates and PMI’s primary portfolio persistency rates from 1996 to 2005.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Average Annual Mortgage Interest Rate*	7.8%	7.6%	6.9%	7.4%	8.1%	7.0%	6.5%	5.8%	5.8%	5.9%
Persistency Rate	83.3%	80.8%	68.0%	71.9%	80.3%	62.0%	56.2%	44.6%	60.9%	61.9%

*	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac data.

As shown by the above table, the low interest rate environment is a major factor in shortening the length of time our primary insurance in force has remained in effect. Between 2001 and 2003, lower interest rates resulted in heavy mortgage refinance activity, causing PMI’s policy cancellations to increase, thereby negatively impacting earned premiums. In 2004 and 2005, PMI’s persistency improved, although it remained well below pre-2001 levels, while the average annual mortgage interest rate did not change. We believe that PMI’s higher persistency rates in 2004 and 2005 were due in large part to lower levels of mortgage refinance activity.

In addition to interest rates, we believe that refinance activity is influenced by levels of home price appreciation, consumer behavior and the availability of certain alternative loan products. We believe that higher levels of home price appreciation and increasing consumer acceptance of refinance transactions have contributed to the high levels of refinance activity since 2001. We also believe that alternative loan products, such as interest only loans and payment option adjustable rate mortgages (see below), which provide borrowers with the opportunity to at least temporarily decrease their monthly loan payments, have encouraged refinancing during the period of relatively stable interest rates.

PMI’s Risk in Force.    PMI’s primary risk in force was $25.0 billion as of December 31, 2005 and $25.5 billion as of December 31, 2004. The composition of PMI’s primary and pool risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	As of December 31,
	2005	2004	2003	2002	2001
Primary Risk in Force (in percentages)*
LTV:
Above 97s	14.3%	11.9%	8.6%	2.8%	0.7%
97s	5.3%	6.6%	7.4%	6.9%	5.6%
95s	33.7%	36.4%	37.6%	41.3%	43.1%
90s	37.4%	35.9%	37.0%	39.0%	39.9%
85s and below	9.3%	9.2%	9.4%	10.0%	10.7%

Loan Type:
Fixed	80.4%	85.5%	90.4%	90.9%	90.3%
ARMs	19.6%	14.5%	9.6%	9.2%	9.7%

Property Type:
Single-family detached	83.8%	84.7%	85.8%	87.6%	88.6%
Condominium, townhouse, cooperative	11.5%	10.7%	10.0%	8.5%	8.0%
Multi-family dwelling and other	4.7%	4.6%	4.2%	3.9%	3.4%

Occupancy Status:
Primary residence	91.0%	93.2%	94.8%	95.6%	96.3%
Second home	3.4%	2.7%	2.2%	1.8%	1.6%
Non-owner occupied	5.6%	4.1%	3.0%	2.6%	2.2%

Loan Amount:
$100,000 or less	19.5%	20.5%	21.9%	23.6%	24.3%
Over $100,000 and up to $250,000	59.1%	61.9%	63.4%	64.6%	65.8%
Over $250,000	21.4%	17.6%	14.8%	11.9%	9.8%
GSE conforming loans**	91.8%	93.3%	93.9%	92.9%	91.5%
GSE non-conforming loans**	8.2%	6.7%	6.1%	7.1%	8.6%

Less-than-A Quality	9.3%	10.9%	11.9%	11.9%	11.6%

Alt-A	17.2%	12.7%	8.7%	6.3%	4.1%

Average primary loan size (based on insurance in force; in thousands)	$136.0	$131.1	$127.3	$123.1	$123.6

Pool Risk in Force (in millions)
GSE Pool	$116.0	$122.2	$485.3	$794.1	$801.3
Old Pool	$420.6	$501.7	$656.8	$863.8	$1,114.1
Modified Pool	$1,809.6	$1,517.1	$1,390.9	$1,159.6	$414.5
Other Traditional Pool	$242.8	$266.8	$325.2	$310.1	$211.6

*	Due to rounding, the sums of the percentages may not total 100%.
**	GSE conforming loans have principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. GSE non-conforming loans have principal balances that exceed the GSE loan limits. In 2005, the maximum single-family principal balance loan limit generally was $359,650. Effective January 1, 2006, the limit was changed to $417,000.

•	High LTV Loans. LTV is the ratio of the original loan amount to the value of the property. In PMI’s experience, 95s, mortgages with LTVs between 90.01% and 95.00%, have higher claims frequencies than those of 90s, mortgages with LTVs between 85.01% and 90.00%. In addition, we believe that 97s, mortgages with LTVs between 95.01% and 97.00%, and Above 97s, mortgages with LTVs exceeding 97.00%, have higher claims frequencies than 95s.

•	Fixed v. Adjustable Rate Mortgages. Based on PMI’s experience, the claims frequency of adjustable rate mortgages, or ARMs, is generally higher than on fixed rate loans. We consider a loan an ARM if its interest rate may be adjusted prior to the loan’s fifth anniversary.

•	Interest Only and Payment Option ARMs. In 2005, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI has insured an increased amount of these loans through its primary flow and structured transactions channels. Borrowers with interest only loans do not reduce principal during the initial deferral period (usually between two and ten years) and therefore do not accumulate equity through loan amortization during the initial deferral period. With a payment option ARM, a borrower generally has an option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed. Depending on prevailing interest rates and payment amounts, monthly payments may not be sufficient to fully cover interest due, in which case the shortfall is added to the principal amount of the loan in a manner known as “negative amortization.” While typically the amount of negative amortization allowed under the loan is capped, borrowers with payment option ARMs may choose not to reduce principal during the early years of the loan and may increase the principal amount owed. Accordingly, interest only loans and payment option ARMs have more exposure to declining home prices than amortizing loans. In addition, these loans may have interest rate risks similar to traditional ARMs. As of December 31, 2005, we estimate that interest only loans and payment option ARMs represented approximately 6% and 3% of PMI’s primary risk in force, respectively. We believe that these percentages represent a significant increase from the prior year.

•	Less-than-A Quality and Alt-A Loans. PMI insures less-than-A quality loans and Alt-A loans through its primary flow and structured transactions channels. PMI defines less-than-A quality loans to include loans with FICO scores generally less than 620. PMI defines Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the loan includes certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment.

As shown in the chart above, the percentages of PMI’s risk in force containing Above 97s, ARMs, interest only loans, payment option ARMs, and Alt-A loans increased in 2005. We believe that these increases were driven by, and reflect, higher concentrations of these types of loans as percentages of both the 2005 mortgage origination market and the 2005 private mortgage insurance market. We believe that these market trends may continue in 2006.

We expect higher default and claim rates for high LTV loans, ARMs, interest only loans, payment option ARMs, less-than-A quality, and Alt-A loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In 2005, PMI’s average premium rate increased primarily as a result of PMI’s primary portfolio containing higher percentages of high LTV loans, ARMs and Alt-A loans. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. PMI offers pre- and post-purchase borrower counseling as part of certain expanding markets programs in an effort to reduce the risk of default on those loans. PMI also believes that the risk reduction features, which may include deductibles, of its modified pool products mitigate the risk of loss to PMI from the Alt-A loans insured.

The following table shows PMI’s primary risk in force by FICO score:

	Percentage of Primary Risk in Force by FICO Score As of December 31,
	2005	2004	2003
FICO Score:
Less than 575	2.5%	3.0%	3.3%
575—619	6.8%	7.9%	8.6%
620—679	34.6%	33.8%	32.7%
680—719	24.1%	23.4%	23.2%
720 and above	30.6%	30.3%	30.5%
Unreported	1.4%	1.6%	1.7%

Total	100.0%	100.0%	100.0%

5.	Sales and Product Development

PMI employs a sales force located throughout the country to directly sell its products and provide services to lenders located throughout the United States. PMI does not employ insurance brokers. PMI’s sales force is comprised entirely of PMI employees who receive compensation consisting of a base salary and incentive compensation tied to performance objectives. PMI’s product development department has primary responsibility for the creation of new products and services.

6.	Risk Management

Risk Management Approach

PMI utilizes proprietary and other statistical models to measure and predict loan performance based on the historical prepayment and loss experience of loans. PMI analyzes performance based on borrower, loan, and property characteristics, along with geographic factors, through historic economic and real estate cycles. PMI uses the outputs from these models to develop and refine how it prices its coverage and in the establishment of national and regional underwriting guidelines to control the concentrations of risk in PMI’s portfolio. In developing its guidelines, PMI also takes into account the GSEs’ underwriting guidelines. PMI’s underwriting guidelines generally allow PMI to place mortgage insurance coverage on any mortgage loan accepted by the GSEs’ automated underwriting systems for purchase by the GSEs.

PMI continually monitors risk concentrations in its portfolio using various statistical tools. Among these are the pmiAURAsm System and the PMI US Market Risk Indexsm. The pmiAURAsm System is a proprietary risk scoring tool developed by PMI over 18 years ago that assigns a unique risk score to each loan in PMI’s portfolio corresponding to the predicted likelihood of an insurance policy going to claim based on demographic, geographic, economic and loan specific characteristics. The PMI US Market Risk Indexsm is a proprietary statistical model that predicts the probability of a decline in home prices during the next two years in each of 379 Metropolitan Statistical Areas in the United States based on local, historical home price appreciation, changes in the local labor markets and local home affordability. PMI publishes the output of this model on a quarterly basis.

Underwriting Process

To obtain mortgage insurance on a specific mortgage loan, a customer submits an application to PMI. If the loan is approved for mortgage insurance, PMI issues a certificate of insurance to the customer. During the last several years, advances in technology have enabled PMI to offer its customers the option of electronic submission of applications and any supporting documentation along with electronic receipt of insurance commitments and certificates. Customer use of PMI’s electronic delivery options accounted for approximately 89% of PMI’s insurance commitments issued in its primary flow channel in 2005, compared to approximately 85% in 2004 and 79% in 2003.

Delegated Underwriting.    More than 79% of PMI’s flow NIW is underwritten pursuant to a delegated underwriting program that allows approved lenders, subject to routine audit by PMI, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance. If a lender participating in the program commits PMI to insure a loan that fails to meet all of the applicable underwriting guidelines, PMI is obligated to insure such a loan except under certain narrowly-drawn exceptions, such as a failure to meet maximum LTV criteria. Delegated underwriting enables PMI to meet mortgage lenders’ demands for immediate insurance coverage of certain loans and has become standard industry practice. PMI believes that the performance of its delegated insured loans will not vary materially over the long-term from the performance of all other insured loans.

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

Structured Transactions.    Structured transactions (including both primary and modified pool insurance) generally involve PMI bidding for a customer’s delivery to PMI of a portfolio of loans that have been previously underwritten and closed under one or more loan programs. Regardless of the fact that the customer or lender has previously underwritten the loans, PMI evaluates each transaction on a loan-by-loan basis and as a portfolio. In the loan-by-loan review, PMI analyzes the characteristics of each loan and compares them to forecasts of performance generated by proprietary performance and pricing models. In the portfolio review, PMI analyzes the diversity and the aggregate risk characteristics of the portfolio as a whole. PMI also reviews the applicable servicer ratings and origination practices as well as the risks and potential mitigating factors inherent in the proposed coverage structure, which may include, among other things, coverage limits, stop loss limits, and deductibles.

In some structured transactions, PMI provides commitments for the future delivery of insurance coverage. The same processes described above are used to review an indicative portfolio of loans. PMI’s commitments are contingent upon a loan-by-loan review of the actual loans delivered and allow for adjustments if the characteristics of the actual delivery vary materially from those of the indicative portfolio.

Contract Underwriting

Contract underwriting services are provided by PMI’s wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC provides contract underwriting services for mortgage loans for which PMI provides mortgage insurance and for mortgage loans for which PMI does not provide insurance. MSC also performs the contract underwriting activities of CMG.

As a part of its contract underwriting services, MSC provides to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC fails to properly underwrite a mortgage loan. These remedies are separate from the insurance coverage provided by PMI. MSC paid or accrued $14.5 million in contract underwriting remedies in 2005, compared to $10.0 million in 2004. Worsening economic conditions or other factors that could lead to increases in PMI’s primary insurance default rate could also cause the number and magnitude of the remedies offered by MSC to increase.

New policies processed by MSC contract underwriters in 2005 declined to 18.1% of PMI’s NIW from 20.3% in 2004. PMI anticipates that loans underwritten by MSC will continue to make up a significant percentage of PMI’s NIW and that contract underwriting will remain the preferred method among some mortgage lenders for processing loan applications. The number of contract underwriters deployed by MSC is related to the volume of mortgage originations.

7.	Expanding Markets

Expanding homeownership opportunities for low and moderate income individuals and typically underserved communities is an important priority of PMI. PMI’s approach to affordable lending is to develop, insure and promote products and services that assist responsible borrowers who may not qualify for mortgage loans under traditional underwriting practices. These products and services do not accommodate borrowers who have failed to manage their affairs responsibly; rather, they seek to identify those home buyers who have met or will meet their obligations in a timely and conscientious manner. The beneficiaries of these programs have included recent immigrants who have not established traditional credit histories, borrowers not accustomed to using traditional savings institutions, borrowers with less than five percent for a down-payment, and home buyers who, although consistently employed, lack the stability traditionally associated with having a single employer due to the nature of their employment.

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

PMI has also established partnerships with numerous national organizations to mitigate affordable housing risks and expand the understanding of responsibilities of home ownership. These community partners include Consumer Credit Counseling Services, NeighborWorks America, Neighborhood Housing Services of America, the National Housing Conference, Social Compact, the National American Indian Housing Conference, the AFLCIO Housing Advancement Trust, the American Homeownership and Counseling Institute, the National Council of La Raza, the Congressional Hispanic Caucus Institute and the National Association of Hispanic Real Estate Professionals. In addition, PMI has developed partnerships with local organizations in an effort to expand homeownership opportunities and promote community revitalization.

Although programs offered under PMI’s affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs, some programs utilize affordable underwriting guidelines established by lenders that differ from PMI’s criteria. PMI believes that some of its insured affordable housing loans may carry higher risks than its other insured loans. As a result, PMI has instituted various programs including pre- and post-purchase borrower counseling, risk-sharing and risk-based pricing seeking to mitigate the additional risks that may be associated with some affordable housing loan programs.

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

Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s primary risk in force. Default rates are shown by region based on location of the underlying property.

	Primary Default Rates by Region as of December 31,
	2005	2004	2003
Region
Pacific (1)	2.55%	2.75%	3.18%
New England (2)	3.78%	3.19%	3.23%
Northeast (3)	5.34%	4.75%	4.52%
South Central (4)	7.11%	4.82%	4.56%
Mid-Atlantic (5)	3.36%	3.33%	3.30%
Great Lakes (6)	7.79%	7.29%	6.50%
Southeast (7)	6.31%	5.58%	5.00%
North Central (8)	5.22%	4.63%	4.30%
Plains (9)	4.53%	3.94%	4.04%
Total Primary Portfolio	5.74%	4.86%	4.53%

(1)	Includes California, Hawaii, Nevada, Oregon, Washington and Puerto Rico.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Alaska, Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of PMI’s Primary Risk in Force as of December 31, 2005	PMI’s Default Rates for Top Ten States by Primary Risk in Force (1)
		Default Rate as of December 31,
		2005	2004	2003	2002	2001
Florida	10.3%	3.91%	3.97%	3.89%	4.15%	3.03%
Texas	7.4%	6.47%	5.39%	5.02%	4.27%	2.86%
California	6.9%	2.34%	2.57%	3.08%	3.20%	2.56%
Illinois	5.0%	5.41%	4.82%	4.55%	4.39%	3.46%
Georgia	4.7%	8.16%	7.20%	5.99%	5.13%	3.11%
New York	4.2%	4.93%	4.52%	4.52%	4.35%	3.22%
Ohio	4.1%	7.68%	7.64%	6.86%	5.80%	3.57%
Pennsylvania	3.7%	5.93%	5.22%	4.64%	4.21%	3.11%
Washington	3.2%	2.99%	3.26%	3.51%	3.39%	2.72%
New Jersey	3.2%	4.74%	4.22%	4.29%	3.71%	2.81%

(1)	Top ten states as determined by primary risk in force as of December 31, 2005.

Claims and Policy Servicing

Primary insurance claims paid by PMI in 2005 increased to $214.9 million from $193.2 million in 2004. Pool insurance claims paid by PMI in 2005 (excluding Old Pool) increased to $21.6 million from $19.4 million in 2004.

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

Within 60 days after a primary insurance claim and supporting documentation have been filed, PMI has the option of:

•	paying the coverage percentage specified in the certificate of insurance multiplied by the loss amount;

•	in the event the property is sold pursuant to an agreement made prior to or during the 60-day period after the claim is filed, which we refer to as a prearranged sale, paying the lesser of (1) 100% of the loss amount less the proceeds of sale of the property or (2) the specified coverage percentage multiplied by the loss amount; or

•	paying 100% of the loss amount in exchange for the insured’s conveyance to PMI of good and marketable title to the property, with PMI then selling the property for its own account. Properties acquired under this option are included on PMI’s balance sheet in other assets as residential properties from claim settlements, also referred to as real estate owned, or REO.

While PMI selects the claim settlement option that best mitigates the amount of its claim payment, PMI generally pays the coverage percentage multiplied by the loss amount. In 2005 and 2004, PMI processed 25.1% and 28.4%, respectively, of the paid primary insurance claims on the basis of a prearranged sale. In 2005 and 2004, PMI exercised the option to acquire the property on 3.6% and 4.6%, respectively, of the primary claims processed for payment. At December 31, 2005, PMI’s carrying value, which approximates fair value, of REO properties was $19.7 million compared to $22.7 million at December 31, 2004.

Claims and the Aging of PMI’s Insurance Portfolio.    Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. We expect the significant majority of claims on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. Primary insurance written from the period of January 1, 2002 through December 31, 2004 represented 58.4% of PMI’s primary insurance in force at December 31, 2005.

The following table sets forth the dispersion of PMI’s primary insurance in force and risk in force as of December 31, 2005, by year of policy origination and average annual mortgage interest rate.

	Insurance and Risk in Force by Policy Year and Average Coupon Rate
	Average Rate (1)	Primary Insurance in Force	Percent of Total	Primary Risk in Force	Percent of Total
		(In millions)		(In millions)
Policy Year
1995 and prior	8.2%	$1,097	1.1%	$246	1.0%
1996	7.8%	392	0.4	107	0.4
1997	7.6%	396	0.4	108	0.4
1998	6.9%	1,222	1.2	317	1.3
1999	7.4%	1,831	1.8	473	1.9
2000	8.1%	1,098	1.1	262	1.0
2001	7.0%	4,149	4.1	963	3.9
2002	6.5%	8,727	8.6	2,094	8.4
2003	5.8%	24,476	24.2	5,738	23.0
2004	5.8%	25,839	25.6	6,567	26.3
2005	5.9%	31,863	31.5	8,096	32.4

Total Portfolio		$101,090	100.0%	$24,971	100.0%

(1)	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

Claim Severity.    The severity of a claim, which is the ratio of the claim paid to the original risk in force relating to the loan, depends in part upon the specified coverage percentage for that loan. A higher coverage percentage on a loan generally decreases the potential severity of a claim on that loan, even though the claim amount may increase. PMI generally charges higher premium rates for higher coverage. PMI’s average primary coverage percentage for NIW was 26.7% in 2005 and 25.9% in 2004. Our master policies generally exclude coverage where the default giving rise to a claim has primarily been caused by physical damage (e.g., fire, flood, earthquake or other catastrophe), unless the property has been restored to its pre-damaged condition.

The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured, foreclosure expenses, and the amount of mortgage insurance coverage placed on the loan. These amounts depend in part on the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The primary claim severity has decreased from 100% in 1994 to 86.1% in 2005. PMI’s primary claim severity level in 2004 was 81.8%. Claim severity is, for a given period, primary claims paid as a percentage of the total risk in force of primary loans for which claims were paid.

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

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written

Years Since Policy Issue	Policy Issue Year (Loan Closing Year)
	1984	1985	1986	1987	1988	1989	1990	1991	1992	1993	1994
1	0.2	—	0.1	—	—	—	—	—	—	—	—
2	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8	1.1	1.0	1.0
3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6	6.9	5.5	6.5
4	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9	16.3	13.4	13.7
5	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9	28.3	18.7	18.0
6	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8	36.1	21.1	20.1
7	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4	40.3	21.9	20.9
8	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3	41.5	22.0	21.3
9	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7	41.3	21.8	21.3
10	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6	41.1	21.6	21.3
11	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7	41.0	21.7	21.4
12	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7	41.0	21.7	21.4
13	142.1	65.8	28.8	28.4	35.0	53.3	61.4	52.6	41.0	21.7
14	141.7	65.9	29.0	28.6	35.2	53.3	61.4	52.6	41.0
15	141.5	66.0	29.1	28.5	35.2	53.2	61.4	52.6
16	141.3	66.0	29.1	28.5	35.2	53.2	61.5
17	141.0	66.0	29.1	28.6	35.2	53.2
18	140.9	66.0	29.1	28.6	35.2
19	140.8	66.0	29.1	28.5
20	140.8	66.0	29.1
21	140.7	65.9
22	140.7

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
1	0.1	—	—	—	0.1	1.2	1.1	0.1	0.1	0.1	0.1
2	2.8	2.9	2.3	1.2	2.7	10.2	6.6	4.5	2.8	3.9
3	10.4	8.3	5.8	3.8	5.9	21.8	22.5	14.5	8.9
4	15.4	11.9	8.7	5.7	8.6	35.2	34.1	23.3
5	18.2	14.2	10.4	6.7	11.1	43.0	42.0
6	19.2	15.3	11.1	7.7	12.7	48.0
7	20.1	15.8	11.9	8.3	13.9
8	20.3	16.1	12.4	8.8
9	20.4	16.3	12.8
10	20.5	16.5
11	20.6

The above table shows that, measured by gross cumulative losses paid relative to cumulative premiums written, or the cumulative loss payment ratios, the performance of policies originally issued in 1984 was adverse, with cumulative loss payment ratios of 140.7%. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which, we believe, along with increased premium rates and generally improving economic conditions, contributed to the general improvement in PMI’s cumulative loss payment ratios since policy year 1985, relative to 1984.

The table also shows that all policy years through 1995 have cumulative loss payment ratios at the end of 2005 that differ by no more than 0.1% from the end of 2004, an indication that these ratios have stabilized and reached their ultimate development for each of these policy years. Policy years 1996 through 1999 also have seen only slight claims development since the end of 2004.

A major factor affecting the development of these loss ratios was the relatively low level of interest rates throughout 2003, 2004 and 2005. These low rates led to record numbers of mortgage refinances since 2003, materially decreasing the amount of business remaining in book years before 2003. This had the effect of decreasing the remaining premium flow from these book years and putting upward pressure on the cumulative loss payment ratios.

Policy years 1986 through 1988 have developed to cumulative loss payment ratios between 28.5% and 35.2%. Policy years 1989 through 1992 have developed to somewhat higher ratios between 41.0% and 61.5%, reflecting both higher levels of claims on California loans insured in those years, as well as higher prepayment speeds when market rates dropped to relatively low levels from late 1992 through early 1994. Loss payment ratios continued to decline year-to-year after 1993 (22.0% at the end of eight years), bottoming out at 8.8% at the end of eight years for the 1998 policy year, a record low. The declines were due to an improvement in California’s economy and a strong national economy with no material regional weaknesses. The 1999 policy year is developing at a level slightly higher than 1998, but still at low levels. Given the small amount of business left in the 1996 through 1999 books, further development is expected to be immaterial.

The 2000 and 2001 book years have developed to ratios now less than the 1985 book year at similar policy ages of six and five years, respectively, but for different reasons. The 1985 book year, which reached a ratio of 56.4% at the end of six years, was driven primarily by loss development. The 2000 and 2001 book years, on the other hand, reaching ratios of 48.0% and 42.0% at the end of six and five years, respectively, are being driven by the dual factors of significantly higher prepayments and higher claims payments than the previous years. The higher levels of claims combined with the lower levels of accumulated premiums have led to this increase in ratios.

The higher levels of claims in the 2000 and 2001 policy years were a result of an expansion into less-than-A quality and Alt-A loan product offerings primarily through the introduction of PMI’s structured transactions channel. These loan types generally have shorter lives and earlier incidence of default than A quality loans, leading to earlier emergence of claims and shorter streams of premium income. In addition, PMI’s A quality business written in 2000 and 2001 was subject to high levels of policy cancellations in 2003 due to heavy refinancing. These policy cancellations decreased the accumulated premium received from the 2000 and 2001 policy years, affecting the loss payment ratio development by increasing the ratio of claims paid to premiums received.

The 2002 book year is developing favorably compared to 2000 and 2001 due to a lower level of claims. 2003 is performing favorably compared to 2002 due to lower levels of claims and higher persistency. 2004 has a slightly higher loss ratio development at two years than 2003, due to slightly higher claims development and comparable persistency, but is still materially better than 2000 and 2001.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claim payment), the reporting of such default to PMI and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to the loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (“LAE”) reserves, and incurred but not reported (“IBNR”) reserves. These reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices, PMI does not establish loss reserves for estimated potential defaults that have not occurred but that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data—Note 9. Reserve for Losses and Loss Adjustment Expenses.

9.	Reinsurance

Reinsurance is used as a capital and risk management tool by the mortgage insurance industry. Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurance company simply agrees to indemnify PMI for the reinsurance company’s share of losses incurred under designated insurance policies, unlike an assumption agreement, where the assuming reinsurance company’s liability to the policyholder is substituted for that of PMI.

PMI has a 5% quota share reinsurance agreement in place with a participating reinsurance company relating to primary insurance business written by PMI from 1994 through 1997. Under the terms of this agreement, the reinsurance company indemnifies PMI for 5% of all losses paid under the reinsured primary insurance business and PMI cedes 5% of the related premiums, less a ceding commission paid to PMI for underwriting and administering the business. In addition, PMI may be entitled to a profit commission in the event specified profit targets are met on the ceded business. Effective January 1, 2001, PMI commenced reinsuring its wholly-owned Australian subsidiary, PMI Mortgage Insurance Ltd, on an excess-of-loss basis. Under the terms of the agreement, for each of the calendar years from 2001 through 2005, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 130% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 220% of such net earned premiums. Beginning January 1, 2006, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 100% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 190% of such net earned premiums. The agreement provides for automatic one-year extensions, unless terminated upon prior notice by either party. Upon such notice of termination, the agreement would continue in effect in the year of such notice and for the next four calendar years.

Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured, and as a result, the deep coverage portion of such insurance in excess of 25% must be reinsured. To minimize reliance on third party reinsurance companies and to permit PMI to retain the premiums (and related risk) on deep coverage business, The PMI Group, our holding company, formed several wholly-owned subsidiaries including Residential Guaranty Co., or RGC, Residential Insurance Co., or RIC, and PMI Mortgage Guaranty Co., or PMG, to provide reinsurance of such deep coverage to PMI. These deep cede reinsurance agreements with RGC, PMG and RIC replaced reciprocal deep cede reinsurance agreements that PMI had with certain non-affiliate mortgage insurance companies, which have now largely runoff. PMI uses reinsurance provided by its reinsurance affiliates solely for purposes of compliance with statutory coverage limits. CMG also uses reinsurance provided by its reinsurance affiliate, CMG Reinsurance Company, to comply with statutory limits.

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

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between or among The PMI Group and its domestic and international subsidiaries. For example, no person may, directly or indirectly, offer to acquire or acquire voting securities of The PMI Group or any one of the Arizona subsidiaries, if after consummation thereof, such person would be in control, directly or indirectly, of such entity, unless such person obtains the Arizona Director of Insurance’s prior approval. For purposes of the foregoing, “control” is rebuttably presumed to exist if such person, following the acquisition, would, directly or indirectly, own, control or hold with the power to vote or hold proxies representing 10% or more of the entity’s voting securities. In addition, all material transactions involving PMI, PMG, RGC and/or RIC and any of their affiliates, such as PMI Australia and PMI Europe, are subject to prior approval of the Arizona Director of Insurance, and will be disapproved if they are found not to be “fair and reasonable.” PMI, on behalf of itself and its affiliates, is required to file an annual insurance holding company system registration statement with the Arizona and Wisconsin Departments of Insurance (and any other states that so request) disclosing all interaffiliate relationships, transactions and arrangements that occurred or were in effect during the prior calendar year, and providing information on The PMI Group, the holding company’s “ultimate controlling person.” PMI must also submit and update biographical information about the executive officers and directors of the holding company’s insurance subsidiaries, as well as executive officers and directors of The PMI Group.

The insurance holding company laws and regulations are substantially similar in Wisconsin (where CMG, Commercial Loan Insurance Corporation, or CLIC, and WMAC Credit Insurance Corporation, or WMAC Credit, are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective states of domicile. FGIC is subject to regulation under insurance holding company statutes of New York, where it is domiciled, as well as other jurisdictions where FGIC is licensed to do insurance business. Transactions between FGIC and The PMI Group and its subsidiaries are subject to prior approval of the New York Department of Insurance.

Risk-to-Capital.    A number of states generally limit the amount of insurance risk that may be written by a mortgage insurer to 25 times the insurer’s total policyholders’ surplus. PMI’s risk-to-capital ratio as of December 31, 2005 was 8.2 to 1.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years (and then released into surplus), although earlier releases may be authorized by state insurance regulators in certain cases. The first year that PMI released contingency reserves into surplus was 2003. At December 31, 2005, PMI and its mortgage insurance subsidiaries had statutory policyholders’ surplus of $619.1 million and statutory contingency reserves of $2.6 billion.

Dividends.    PMI Mortgage Insurance Co. and RGC paid extraordinary dividends of $300 million and $9.5 million, respectively, to The PMI Group in 2005. PMI’s ability to pay dividends (including returns of capital) to The PMI Group as its sole shareholder is limited, among other things, by the insurance laws of Arizona and other states. PMI’s other Arizona subsidiaries (PMG, RGC and RIC) are subject to the same statutory limitations as PMI. Under Arizona law, PMI may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s net investment income. PMI is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to The PMI Group of $51.1 million in 2006 without prior approval of the Arizona Director of Insurance, provided that any such dividends are paid after the first anniversary of PMI’s 2005 dividends, the final installment of which was paid in December 2005. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director of Insurance. The Arizona Director of Insurance may approve an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs.

In addition to Arizona, other states may limit or restrict PMI’s ability to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. As of December 31, 2005, PMI’s liabilities (excluding contingency reserves) were $678.2 million, meaning shareholder dividends in 2006 may not reduce PMI’s statutory surplus below $67.8 million. CMG is subject to shareholder dividend/distribution restrictions similar to those imposed on PMI. In 2005, PMI Plaza LLC, a Delaware limited liability company and wholly-owned subsidiary of PMI, paid $4.5 million of cash dividends to PMI.

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

Premium Rates and Policy Forms.    PMI and CMG’s borrower-paid premium rates and policy forms are subject to regulation in every jurisdiction in which each is licensed to transact business. In most U.S. jurisdictions, policy rates must be filed prior to their use. In some U.S. jurisdictions, forms must also be approved prior to use.

Reinsurance.    Regulation of reinsurance varies by state. With the notable exceptions of Arizona, Illinois, Wisconsin, New York and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurance companies. Under such laws, if a reinsurance company is not admitted or accredited in such states, the domestic company (e.g., PMI) ceding business to the reinsurance company cannot take credit in its statutory financial statements for the risk ceded to such reinsurance company absent compliance with certain reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements, even if no statutory financial statement credit is taken.

Examinations.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their financial condition and affairs by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance (“Arizona Director”) periodically conducts a financial examination of insurance companies domiciled in Arizona. PMI was examined by the Arizona Director in 2003 for the five year period ending December 31, 2002. In lieu of examining a foreign insurer (i.e., an insurer licensed but not domiciled in a state), the insurance supervisors may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Thus, while states have the authority to examine all licensed insurers, in practice, insurance supervisors for the most part defer to the examination reports issued by the domiciliary supervisor. CMG, CLIC and WMAC Credit were examined by the Wisconsin Department of Insurance in 2003 for the three year period ending December 31, 2002. The final examination reports are public records and can be obtained from the applicable state’s department of insurance.

GSEs.    In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet Fannie Mae’s and Freddie Mac’s eligibility requirements. These requirements, among other things, impose limitations on the types of risk that may be insured, standards for customer and geographic risk diversification, claims handling procedures, underwriting practices, and financial requirements substantially similar to state statutory insurance regulations.

National Association of Insurance Commissioners.    The National Association of Insurance Commissioners, or NAIC, is an organization of the state insurance regulators of all 50 states, the District of Columbia, Puerto Rico, Guam and U.S. Territories. A major objective of the NAIC is to promote uniformity and harmonization of insurance regulation among the states by the adoption and promulgation of model laws and regulations. The NAIC has developed a rating system, the Insurance Regulatory Information System, or IRIS, primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of key financial ratios, which are intended to indicate unusual fluctuations in an insurer’s statutory financial position and/or operating results. The NAIC applies its IRIS financial ratios to PMI on a continuing basis in order to monitor PMI’s financial condition.

Federal Laws and Regulation

In addition to federal laws that directly affect mortgage insurers, private mortgage insurers including PMI are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders, purchasers of mortgage loans such as Freddie Mac and Fannie Mae, and governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on PMI. Legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

The Homeowners Protection Act of 1998, or HPA, provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. HPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed on or after July 29, 1999. FHA loans are not covered by HPA. Under HPA, automatic termination of mortgage insurance would generally occur once the LTV reaches 78%. A borrower who has a “good payment history,” as defined by HPA, may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home’s original value or when actual payments reduce the loan balance to 80% of the home’s original value, whichever occurs earlier.

The Real Estate Settlement Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by PMI. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from giving or accepting any thing of value in connection with the referral of real estate settlement services. RESPA is enforced by HUD, the U.S. Department of Justice and state insurance regulators, and also provides for private rights of action.

In July 2002, HUD proposed a rule under RESPA that, if implemented as proposed, would have, among other things, given lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. The proposed rule provided that qualifying packages were entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance would have been included in the package to the extent an upfront premium is charged. Inclusion in the package could have caused mortgage insurers to experience reductions in the prices of their services or products. HUD withdrew that proposed rule in March 2004. In late 2004, HUD announced that it intended to submit a new rule proposal under RESPA to the Office of Management and Budget for review, and in 2005 HUD held a series of “roundtable” meetings to discuss the future of RESPA reform. We do not know what form, if any, the rule will take and whether it will be approved.

Home Mortgage Disclosure Act of 1975.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through the Mortgage Insurance Companies of America, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Privacy and Information Security.    The Gramm-Leach-Bliley Act of 1999, or GLB, imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards (Security Guidelines), and interagency regulations regarding financial privacy (Privacy Rule) implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure to nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent, or “opt out” of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. With respect to PMI, GLB is enforced by the U.S. Federal Trade Commission (“FTC”) and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLB, including obligations to provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information. The 109th Congress is considering several bills relating to data security, many of which, if enacted, would preempt state law. We do not know what form, if any, such laws will take or whether any such law will be enacted.

The U.S.A. Patriot Act of 2001, or the Patriot Act, contains anti-money laundering provisions and financial transparency laws and mandates the implementation of various new regulations applicable to financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the U.S. contain similar provisions. In November 2005, the U.S. Treasury Department issued final anti-money laundering rules under the Patriot Act governing insurers, which exempt most property and casualty insurers, including our mortgage insurance subsidiaries.

Fair Credit Reporting Act.    The Fair Credit Reporting Act of 1970, as amended, or FCRA, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined on the basis of a review of the consumer’s credit. The Fair Accurate Credit Transactions Act of 2003, or FACTA, amends and reauthorizes certain provisions of FCRA, including provisions which direct the FTC, and the Federal Reserve Board, or FRB, to promulgate regulations requiring notice to any consumer receiving an extension or grant of credit based on a counter offer by the creditor on material terms, including interest rate, that are materially less favorable than the terms generally available from the creditor to consumers, based in whole or in part on a consumer report. No regulations have yet been proposed, and the FTC and FRB have stated that those provisions of FACTA that require regulation will not be effective until the date specified in the final regulations. The risk-based pricing notice provision is among the affected provisions. It is not clear at this point what that regulation will provide or what its impact, if any, will be on our mortgage insurance operations. See Item 3. Legal Proceedings below for information about litigation against PMI involving FCRA allegations.

11.	Financial Strength Ratings

PMI has been assigned the following insurer financial strength ratings: “AA” by S&P with a stable outlook; “AA+” by Fitch with a stable outlook; and “Aa2” by Moody’s with a stable outlook. In order to be eligible to insure loans sold to the GSEs, mortgage insurers must maintain at least two of the following three ratings: “AA-” by S&P or Fitch, or “Aa3” by Moody’s. Accordingly, maintenance of financial strength ratings of at least “AA-” / Aa3 is critical to PMI’s ability to issue mortgage insurance in the future.

When evaluating mortgage insurers such as PMI, the rating agencies assess the financial risks associated with historical business activities and new business initiatives. In addition to modeling the adequacy of PMI’s capital to withstand severe loss scenarios, the rating agencies review, among other things, management’s strategies, past and projected future operating performance, the outlook for the industry, PMI’s competitive position, and PMI’s liquidity. The rating agencies can change or withdraw their financial strength ratings at any time. Fitch has indicated that it will issue issuer default ratings for mortgage insurers in the future.

To a lesser degree, PMI’s financial strength ratings are also based on the third party reinsurance agreements discussed above and on a runoff support agreement with Allstate Insurance Company. The runoff support agreement and Allstate’s capital support commitments thereunder relate only to PMI’s pre-1995 mortgage insurance portfolio.

C.	International Operations, Financial Guaranty and Other Strategic Investments

Our wholly-owned subsidiary, PMI Capital Corporation, manages our international operations and strategic investments, including our Financial Guaranty segment. Our International Operations and Financial Guaranty segments generated 26.1% of our consolidated revenues in 2005 compared to 25.0% in 2004. Revenues for the year ended December 31, 2005 from our consolidated subsidiary, PMI Australia, were $123.8 million or 11.1% of our consolidated revenues in 2005 and $109.6 million and 10.6% in 2004, respectively. Revenues for the year ended December 31, 2005 from our consolidated subsidiary, PMI Europe, were $20.4 million or 1.8% of our consolidated revenues in 2005 and $27.7 million and 2.7% in 2004, respectively. Revenues for the year ended December 31, 2005 from our branch office in Hong Kong were $11.1 million or 1.0% of our consolidated revenues in 2005 compared to $6.4 million or 0.6% of our consolidated revenues in 2004. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations, and Item 8. Financial Statements and Supplementary Data—Note 20. Business Segments, for additional information about geographic areas.

1.	International Operations

Our international mortgage insurance and credit enhancement operations include our operations in Australia and New Zealand, the European Union and Hong Kong.

Australia and New Zealand

Our Australia and New Zealand mortgage insurance operations (“PMI Australia”) include two wholly-owned subsidiaries, PMI Mortgage Insurance Ltd, or PMI Ltd, and PMI Indemnity Limited, or PMI Indemnity. PMI Australia is headquartered in Sydney, Australia, and has offices throughout Australia and New Zealand.

PMI Ltd’s financial strength is rated “AA” by S&P and Fitch, and “Aa2” by Moody’s. Upon the transfer of all of PMI Indemnity’s policyholder obligations to PMI Ltd in January 2006, the rating agencies withdrew ratings previously assigned to PMI Indemnity. PMI Australia is a party to capital support agreements in which PMI agrees to provide funds to ensure that PMI Australia holds prudent levels of capital sufficient to maintain PMI Ltd’s credit ratings. At December 31, 2005, the total assets of PMI Australia were $934.8 million compared to $871.4 million at December 31, 2004.

PMI Australia is subject to regulation and examination by both the Australia and New Zealand regulatory authorities concerning many aspects of its business, including the ability to pay dividends. The Australian Prudential Regulation Authority (“APRA”) regulates financial services institutions in Australia, including mortgage insurance companies. In this regard, APRA sets authorized capital levels and corporate governance requirements for PMI Australia, and reviews PMI Australia’s management, controls, underwriting, reporting and reinsurance strategies.

Effective January 1, 2006, APRA set new capital and prudential requirements which, among other things, raised the minimum capital requirements for PMI Australia and other mortgage insurers. These capital requirements increased the calculation of a mortgage insurer’s catastrophic claim risk and capped the offset allowance of reinsurance that can be considered for minimum capital levels to 60%. PMI Australia currently complies with these new requirements. The requirements also potentially allow customers to purchase mortgage insurance from mortgage insurers based offshore, provided that APRA is satisfied that the insurer is subject to comparable prudential regulation in its home jurisdiction and is otherwise acceptable.

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

LMI covers the unpaid loan balance, plus selling costs and expenses, following the sale of the security property. Historically, loss severities have normally ranged from 20% to 30% of the original loan amount. In New Zealand, insurance coverage is predominantly “top cover,” where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand ranges between 20% and 30% of the original loan amount.

The substantial majority of the loans insured by PMI Australia are variable interest rate loans with terms up to 30 years. Interest rate changes impact the frequency of defaults and claims with respect to these loans. Since mortgage interest is not tax deductible in Australia or New Zealand on owner-occupied properties, borrowers have a strong incentive to accelerate reduction of their principal balance by amortizing or prepaying their mortgages.

PMI Australia’s Risk in Force.    PMI Australia’s primary risk in force was $108.8 billion as of December 31, 2005 and $103.1 billion as of December 31, 2004. The composition of PMI Australia’s primary and pool risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	As of December 31,
	2005	2004	2003
Risk in Force (in percentages)*
LTV:
Above 97s	0.3	0.2	0.2
97s	0.4	0.3	0.3
95s	15.0	14.8	17.3
90s	18.5	19.0	22.2
85s and below	65.8	65.7	60.0

Property Type:
Single-family detached	89.6	90.9	88.5
Condominium, townhouse, cooperative	8.9	7.9	9.9
Multi-family dwelling and other	1.5	1.3	1.6

Occupancy Status:
Owner Occupied	81.5	81.0	79.9
Investment	18.5	19.0	20.1

Loan Amount (in US$):
$100,000 or less	24.7	24.9	30.5
Over $100,000 and up to $250,000	53.4	53.2	53.8
Over $250,000	21.9	21.9	15.7

Low Documentation Loans	7.8	5.0	2.3

Average primary loan size (in thousands)	$122.2	$122.7	$109.1

*	Due to rounding, the sums of the percentages may not total 100%.

•	High LTV Loans. High LTV loans for Australia are loans above 95% LTV. Loans above 100% LTV are not presently written in Australia. PMI Australia typically charges higher premium rates for coverage on high LTV loans.

•	Low Doc Loans. Low documentation (“Low Doc”) loans have become an increasing part of Australian and New Zealand lending. Low Doc loans are available to self employed borrowers who self certify income where the LTV is 80% or less. Confirmation of self employment and good credit history is also required. Higher premium rates apply to these loans. Applicable bank capital regulations require lenders to allocate 100% capital for Low Doc loans above 60% LTV unless LMI coverage is acquired.

The following table sets forth the dispersion of PMI Australia’s risk in force as of December 31, 2005, by year of policy origination:

Policy Year	Primary Risk in Force	Percent of Total
	(in millions)
Prior to 1999	$13,815	12.7%
1999	3,902	3.6%
2000	5,642	5.2%
2001	9,330	8.6%
2002	9,866	9.1%
2003	15,069	13.9%
2004	25,570	23.5%
2005	25,557	23.4%

Total Portfolio	$108,751	100.0%

(1)	Insurance in force and risk in force are similar in PMI Australia as there generally are no coverage limits on policies written in Australia.

PMI Australia’s primary NIW includes flow channel insurance and insurance on loans underlying residential mortgage-backed securities, or RMBS. In Australia, an active securitization market exists due in part to the relative absence of government sponsorship of the mortgage market. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. In 2005, 36.8% of PMI Australia’s NIW was RMBS insurance written, compared to 42.9% in 2004. The decrease in RMBS insurance written in 2005 reflects a contraction in the RMBS market and loss of market share due to increased competition. Activity levels in the Australian RMBS market vary from quarter to quarter and are strongly influenced by macro-economic factors.

The five largest Australian banks collectively provide 75% or more of Australia’s residential housing financing. These banks represented approximately 26% of PMI Australia’s gross premiums written in 2005, compared to approximately 39% in 2004. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies, credit unions and non-bank mortgage originators. PMI Australia’s five largest customers provided 62.9% of PMI Australia’s 2005 gross premiums written, compared to 65.2% in 2004.

A significant portion of PMI Australia’s business is acquired through quota share reinsurance agreements with several of its lending customers’ captive LMI companies. These quota share reinsurance agreements typically contain a contractual period under which the lender agrees to send PMI Australia a proportion of business written. PMI Australia wrote approximately 37% of its new business premiums under these agreements in 2005, compared to approximately 58% in 2004. This decrease was due to the restructuring by a major customer of its captive reinsurance arrangement with PMI Australia. As a result of the restructuring, the customer’s affiliated captive reinsurer now retains higher levels of mortgage default risk. We believe the customer decided to restructure its captive arrangement in light of LMI capital requirements released by APRA which impose a cap on the benefit allowed for mortgage reinsurance arrangements between LMI’s and their customers. We believe that the restructuring of PMI Australia’s captive arrangements will negatively impact its premiums written in 2006.

PMI Australia’s principal competitor is Genworth Financial. While PMI Australia and Genworth Financial are currently the only two independent lenders mortgage insurers in Australia, several large banks have captive LMI companies in Australia. Partly as a result of APRA’s new LMI capital requirements discussed above, PMI Australia is likely to face new competition in the future. Such competition may take a number of forms including domestic and offshore LMI companies, reinsurers of residential mortgage credit risk, increased risk appetite from lender owned captive insurers and non insurance forms of credit risk transfer. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole.

APRA intends to implement Basel II capital requirements for financial institutions effective January 1, 2008. Such implementation may have a significant impact on the future market acceptance of LMI in Australia. PMI Australia has provided comments on APRA’s initial Basel II proposals, which, if adopted as proposed, could reduce the available market for LMI among PMI Australia’s bank customers. It is not known at this time whether APRA will revise its Basel II proposals in response to comments it received from LMI industry participants.

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

The claims processes in Australia and New Zealand are similar to the process followed by PMI in the U.S. The following table sets forth default and claims experience for PMI Australia for the years 2003 through 2005:

	2005	2004	2003
Policies in force (as of December 31)	981,732	926,073	712,866
Loans in default (as of December 31)	1,264	751	839
Default rate (as of December 31)	0.13%	0.08%	0.12%
Claims paid (in thousands)	$3,261	$1,272	$2,946
Number of claims paid	93	65	224
Average claim size (in thousands)	$35.1	$19.6	$13.2

For discussion on PMI Australia’s loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Reserves for Losses and LAE—International Operations.

As in the United States, the collection and use of personal information in Australia is subject to strict regulation at both the federal and state levels. For example, the Federal Privacy Act establishes a series of national privacy principles that apply to all businesses, including insurance companies. In general, companies may only collect, store, disclose, and use personal information if consent has been obtained from the persons concerned or if certain other conditions are met.

Europe

PMI Mortgage Insurance Company Limited, or PMI Europe, is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, with a branch in Milan, Italy, an office in Brussels, Belgium and an affiliated services company incorporated in the United Kingdom and located in London. PMI Europe is fully authorized to provide credit, suretyship and miscellaneous financial loss insurance by Ireland’s Financial Regulator. This authorization enables PMI Europe to offer its products in approximately twenty-one European Union member states, subject to certain local regulatory requirements. PMI Europe’s claims paying ability is rated “AA” by S&P and Fitch, and “Aa3” by Moody’s. These ratings are based upon PMI Europe’s capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI’s obligations under the capital support agreement. At December 31, 2005, the total assets of PMI Europe were $227.6 million compared to $242.8 million at December 31, 2004. The primary reduction in the asset value is due to the strengthening of the U.S. dollar against the Euro from a value of 1.3554 at December 31, 2004 to a value of 1.1849 at December 31, 2005.

PMI Europe currently offers capital markets products, reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. As of December 31, 2005, PMI Europe had provided credit protection with respect to German, Dutch, British, U.S. and Italian residential mortgage loans. Capital markets products are designed to support secondary market transactions, notably credit-linked notes, collateralized debt obligations, mortgage-backed securities or synthetic securities transactions (principally, credit default swap transactions). Lenders frequently engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations or to provide funding for their mortgage lending activities.

At December 31, 2005, approximately 22% of PMI Europe’s risk in force was indirectly derived from eleven credit default swap transactions, all of which were designed primarily to allow the mortgage lenders involved to reduce the level of required regulatory capital. In five of these transactions, PMI Europe assumed a “first loss,” unrated risk position. In the remaining transactions, PMI Europe’s risk position was rated at least investment grade, the majority being rated “AAA”. Competitors in this product line include mortgage insurance companies, financial guaranty insurance companies, banks, hedge funds and traditional bond investors. Many of these competitors have significantly greater financial resources than PMI Europe.

PMI Europe offers reinsurance coverage to both captive insurers and financial guaranty companies. The typical arrangement is for excess-of-loss reinsurance where PMI Europe reinsures a mortgage lender’s captive insurance company above the level of “expected losses” but less than a catastrophic level of losses. These transactions are believed to be risk-remote in that the lender or its captive insurer assumes a significant amount of “first loss” risk. This insurance structure is used occasionally in the United Kingdom by its largest mortgage lenders.

Financial guaranty companies also purchase reinsurance to manage risk exposure and capital requirements. PMI Europe provides reinsurance where it assumes a second loss position behind over-collateralization and excess spread mechanisms in a mortgage-backed security that absorbs losses before PMI Europe. PMI Europe has completed six such transactions to date, including five with FGIC. PMI Europe and FGIC jointly provided combinations of mezzanine and risk remote credit enhancement in MBS transactions. PMI Europe provided mezzanine-level coverage on MBS transactions where FGIC provided more risk remote financial guaranty coverage. We expect PMI Europe to continue to partner with FGIC on structured transactions.

PMI Europe also provides quota share reinsurance where it assumes risk pari passu with an insurer. PMI Europe has completed one such transaction to date. As of December 31, 2005, approximately 19% of PMI Europe’s risk in force stemmed from excess-of-loss reinsurance and 14% stemmed from quota share reinsurance. Potential competitors with respect to these products include mortgage insurance companies, other financial guarantors and multi-line insurers.

PMI Europe’s third product line, primary insurance, is similar to the primary insurance products offered in the U.S., Australia and New Zealand. As of December 31, 2005, approximately 59% of PMI Europe’s risk in force stemmed from primary insurance. Primary insurance is mortgage insurance applied to, priced, and settled on each loan. In Europe, this product currently is only purchased regularly in the United Kingdom, Ireland, Spain, and Italy. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. Potential competitors at the moment include mortgage insurers and multi-line insurers. Most of PMI Europe’s primary insurance in force stems from its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal and Sun Alliance (“R&SA”) in the fourth quarter of 2003. The portfolio initially covered approximately $15 billion of original insured principal balance. R&SA transferred all loss reserves and unearned premium reserves associated with the portfolio to PMI Europe totaling $55 million, of which $47 million was unearned premium reserves. R&SA also provides excess-of-loss reinsurance to PMI Europe with respect to the portfolio under certain conditions. Under the terms of the agreement, R&SA and PMI Europe share certain economic benefits if loss performance performs to agreed-upon levels. Based upon the favorable loss performance to date, PMI Europe increased profit-sharing expense related to this agreement in 2005. PMI Europe’s net income in 2005 was also negatively impacted by a reduction in premiums earned associated with the R&SA portfolio. PMI Europe recognizes premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

For discussion on PMI Europe’s loss reserves, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Reserves for Losses and LAE—International Operations.

The applicable regulator of PMI Europe is the Irish Financial Regulator (the “IFR”). Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Under applicable regulations, PMI Europe may provide insurance only in the classes for which it has authorization, and must maintain required capital reserves. Irish insurance companies are required, among other things, to submit comprehensive annual returns to the IFR. The IFR has broad powers to intervene in the affairs of insurance companies including the power to enforce, and take remedial and disciplinary action with respect to, its regulations. Under IFR regulations, insurance companies must maintain a margin of solvency, the calculation of which is based on recent years premium volumes and claims experience, and which supplements technical loss and premium reserve requirements.

Currently, European banking supervisors do not explicitly recognize mortgage insurance as a risk mitigant for bank capital requirements. In October 2005, the European Union adopted new legislation, the Capital Requirements Directive (“CRD”), which provides a revised framework for EU member nation banking supervisors to implement new Basel II risk based capital guidelines starting in 2007. The CRD prescribes standard criteria for credit risk mitigation instruments eligible to provide banks with risk relief. We believe the CRD facilitates recognition of mortgage insurance benefits for European banks and, as a result, could increase demand for mortgage insurance products if such recognition of mortgage insurance is ultimately incorporated into the regulatory framework of EU member countries. PMI Europe is coordinating its efforts to secure such recognition through its Government Affairs office, which opened in Brussels, Belgium in September of 2005.

In Europe, the collection and use of personal information is subject to detailed regulation. The European Union’s Data Protection Directive establishes a series of privacy requirements that EU member states are obliged to enact in their national legislation. These requirements generally apply to all businesses, including PMI Europe, and include the provision of notice to borrowers concerning how their personal information is used and disclosed and provisions limiting the transfer of personal information to countries outside the European Union.

Hong Kong

PMI reinsures mortgage insurance in Hong Kong through its local branch office. PMI’s principal reinsurance agreement is with the Hong Kong Mortgage Corporation, or HKMC, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. For the year ended December 31, 2005, PMI reinsured a total of approximately $1.2 billion of loans under its reinsurance agreements. Insurance in force was $2.4 billion at December 31, 2005, compared to $1.8 billion at December 31, 2004. In 2005, the HKMC increased, and will increase further in 2006 and 2007, the percentage of mortgage insurance risk and associated premiums that it retains, thereby reducing PMI’s portion of reinsurance and premiums written. In light of these reductions, future growth by our Hong Kong operations will be increasingly dependent upon growth in the Hong Kong mortgage market and mortgage insurance penetration of that market.

PMI, among other reinsurers, generally provides reinsurance “down-to” coverage in Hong Kong sufficient to reduce the reinsured’s exposure on each loan down to a specified coverage percentage, usually 70% LTV.

Unlike in the United States, the underlying mortgage insurance and reinsurance coverage generally expires when loans amortize below their down-to coverage percentage, i.e., 70% LTV. Residential mortgages with LTVs up to 95% LTV continue to be well received within the Hong Kong mortgage origination market and have become the dominant product. As a result, approximately 43% of PMI’s reinsurance written in 2005 was comprised of loans with LTVs between 90.01% and 95.00%, compared with 31% of loans with LTVs between 85.01% and 90.00% and 26% of loans with LTVs between 70.01% and 85.00%

PMI generally delegates underwriting decisions with respect to particular loans to the reinsured pursuant to detailed written underwriting guidelines agreed to in advance by the parties. The significant majority of reinsurance written by PMI in Hong Kong is single premium coverage. In 2005, PMI made claim payments of $0.1 million (net of recoveries).

Foreign Currency Exchange

We are subject to foreign currency exposure due to operations in foreign countries whose currencies fluctuate relative to the U.S. dollar, the basis of our consolidated financial reporting. Such exposure falls into two general categories: economic exposure and transaction exposure.

Economic exposure is defined as the change between anticipated net cash flows in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. To the extent there are changes in the average translation rates from local currencies to the U.S. dollar, our recorded consolidated net income can be both positively or negatively affected. If the U.S. dollar strengthens relative to either the Australian dollar or the Euro, our net income from our International Operations segment will be negatively impacted by translation losses. Conversely, if the U.S. dollar weakens against the Australian dollar or the Euro, our net income from International Operations will be positively impacted by translation gains. Through the purchase of foreign currency put options first initiated in 2004, we are able to mitigate the negative impact to consolidated net income due to a strengthening U.S. dollar. As the options purchased increase in value as the U.S. dollar strengthens, such increases in the value of the options are reflected in our consolidated results of operations as derivative option gains. If the U.S. dollar were to weaken relative to the Australian dollar or the Euro, our consolidated net income would continue to be positively affected (less the cost of the options purchased) by translation gains and the purchased options would expire unexercised. In January 2005, to mitigate the negative impact to net income of a strengthening U.S. dollar, PMI Australia purchased foreign currency (Australian dollar) put options at a total pre-tax cost of $1.6 million. To mitigate the negative impact to net income of a strengthening of the U.S. dollar, PMI Europe also purchased foreign currency (Euro) put options at a total pre-tax cost of $0.2 million. These options expired ratably over the course of 2005. As of December 31, 2005, the total cost of these options, net of realized gains recognized to net income, was net losses of $1.5 million for PMI Australia and net gains of $0.4 million for PMI Europe.

Transaction exposure refers to currency risk related to specific transactions and occurs between the time a firm commitment in a foreign currency is entered into and the time the cash is actually paid. Under our Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of forward currency contracts. We did not engage in any hedging activities of transaction risk in 2005.

2.	Financial Guaranty Insurance and Reinsurance

FGIC

We are the largest shareholder of FGIC Corporation, with a common equity ownership interest of 42.0%. FGIC Corporation’s wholly-owned subsidiary, Financial Guaranty Insurance Company (together with FGIC Corporation, “FGIC”), is a triple-A rated financial guaranty company. Other investors in FGIC include affiliates of The Blackstone Group, L.P., The Cypress Group L.L.C. and CIVC Partners L.P. We account for this investment under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and, accordingly, the investment is not consolidated. We believe that this investment allows us to realize our strategic goal of becoming a global provider of credit enhancement products across multiple asset and risk classes, including achieving a major presence in the primary financial guaranty industry.

At December 31, 2005, FGIC had consolidated total assets of $3.7 billion, including $3.5 billion of cash and investment securities. At December 31, 2005, FGIC’s net insured par outstanding was $275.3 billion.

FGIC is primarily engaged in the business of providing financial guaranty insurance for public finance, structured finance and international obligations. FGIC is licensed to engage in financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, U.S. Virgin Islands, the United Kingdom, and other European Union member countries. FGIC’s financial strength is rated “AAA” by S&P and Fitch, and “Aaa” by Moody’s. FGIC Corporation’s senior unsecured debt is rated “AA” by S&P and Fitch and “Aa2” by Moody’s.

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest from an obligor when due. If the issuer of an insured obligation cannot make the scheduled debt service payment, the financial guarantor would assume this responsibility as and when due. Payment by the financial guarantor does not extinguish the underlying obligation of the insured issuer and such payments may be recoverable from the issuer. The financial guarantor is subrogated to the rights of the holders of the insured obligations and would, in the event of payment under the policy, have rights in the underlying collateral, if any.

Financial guaranty insurance may be issued at inception of an insured obligation or may be issued in the secondary market, mainly to institutional holders. Financial guaranty insurance lowers an issuer’s cost of borrowing when the insurance premium is less than the value of the spread between the yield on the insured obligation (carrying the credit rating of the insurer) and the yield on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also increases the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Investors benefit from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation.

U.S. Public Finance.    The U.S. public finance market includes municipal general obligation bonds supported by the issuer’s taxing power and special revenue bonds and other obligations of state and local governments supported by the issuer’s ability to impose and collect fees and charges for specific public services or projects. The issuer typically pays a one-time premium to FGIC at the time the policy is issued. Proposed new public finance bond issues are submitted to FGIC by issuers (or their investment bankers or financial advisors) to determine their suitability for financial guaranty insurance. FGIC also provides financial guarantees on public finance bonds outstanding in the secondary market. The financial guarantee generally affords a wider secondary market and therefore greater marketability to a given issue of previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. FGIC employs the same underwriting standards on secondary market issues that it does on new public finance issues. As of December 31, 2005, $215.1 billion, or 78.1%, of FGIC’s total net par outstanding, represented insurance of public finance obligations. While this 78.1% represents a decline from 85.6% at December 31, 2004, we believe that FGIC’s public finance concentration remains higher than the industry average.

U.S. Structured Finance.    Most structured finance obligations are secured by, or represent interests in, diverse pools of specific assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, small business loans, and commercial real estate loans. The pool of assets underlying the obligations has an identifiable cash flow or market value. Structured finance obligations insured by FGIC generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets. These forms of credit enhancement are designed to absorb losses in these transactions. Currently, the largest component of FGIC’s structured finance business relates to the securitization of residential mortgages and home equity loans.

Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured, and can be collected in a single payment at policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets. The U.S. structured finance market in which FGIC provides financial guarantees is broad and varied, comprising public issues and private placements. As of December 31, 2005, $54.3 billion, or 19.7%, of FGIC’s total net par outstanding, represented insurance of U.S. structured finance.

International Public Finance and Structured Finance.     Issuers are increasingly using financial guaranty products outside of the United States, particularly in markets throughout Western Europe. Beginning in late 2004, FGIC, primarily through its United Kingdom subsidiary, has insured obligations in the international finance markets. Premiums for international finance policies are based on a percentage of either principal or principal and interest insured. Depending upon the terms of the transaction, premiums are collected in a single payment at the policy inception date, or are collected periodically (monthly, quarterly or annually). As of December 31, 2005, FGIC’s net outstanding par exposure related to international finance transactions was $5.9 billion.

Competition.    The financial guaranty industry is highly competitive. FGIC’s principal competitors are three major triple-A rated financial guaranty insurance companies, two smaller triple-A rated financial guaranty insurance companies, and one split-rated financial guaranty insurance company. Banks, multiline insurers and reinsurers represent additional participants in the market. Financial guaranty insurance competes with other forms of credit enhancement, including senior-subordinate structures and letters of credit issued by other financial institutions. Senior subordinated structures in the mortgage-backed sector reduce the number of transactions eligible for insurance. Financial guaranty insurance also competes, in nearly all instances, with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance are not greater than the cost of insurance, the issuer will generally choose to issue bonds without credit enhancement. Accordingly, credit spreads—the difference in interest cost for issuers under different credit rating scenarios—are a significant factor in the issuer’s determination of whether to seek credit enhancement. As credit spreads tighten, the likelihood that issuers will choose to issue bonds without credit enhancement increases.

Loss Reserves.    FGIC’s and the financial guaranty industry’s incidence of payment default on insured bond issues has historically been very low. FGIC’s provision for losses and loss adjustment expenses fall into two categories: case reserves and watchlist reserves.

Case reserves are established for the net present value of estimated losses on particular insured obligations that are presently or likely to be in payment default at the balance sheet date, and for which the future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall, net of reinsurance, between (1) anticipated claims payments on insured obligations plus anticipated loss adjustment expenses and (2) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of the estimated losses is based upon the risk-free rate for the period of the anticipated shortfall.

Watchlist reserves recognize the potential for claims against FGIC on insured obligations that are not presently in payment default, but which have migrated to an impaired level where there is a substantial increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserves relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specifically identified impaired obligations on the list based on historical trends and other factors. FGIC conducts ongoing insured portfolio surveillance to identify all impaired obligations and thereby provide a materially complete recognition of losses for each accounting period. Reserves are adjusted each period based on claim payments and the results of ongoing surveillance.

FGIC’s case reserves and watchlist reserves were both increased during 2005 primarily as a result of insured public finance and other obligations in locations impacted by Hurricane Katrina. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conditions and Trends Affecting our Business—Financial Guaranty.

Regulation.    FGIC is subject to the insurance laws and regulations of the State of New York, where FGIC is domiciled, including Article 69, a comprehensive financial guaranty insurance statute. FGIC is also subject to the insurance laws and regulations of all other jurisdictions in which it is licensed to transact insurance business. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance regulators, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, to meet certain financial tests, to comply with requirements concerning permitted investments and the use of policy forms and premium rates and to file quarterly and annual statutory statements and other reports. FGIC’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York and by insurance regulatory authorities in other jurisdictions where FGIC is licensed to write insurance.

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

Other.    FGIC operates as an independent company. Our stockholders agreement with the other members of the investor group provides for certain corporate governance arrangements with respect to FGIC and other important corporate matters.

RAM Re

We own 24.9% of RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re. RAM Re is a financial guaranty reinsurance company based in Bermuda. The RAM Re holding companies’ other major shareholders include Transatlantic Reinsurance Company, CIVC Partners, Greenwich Street Capital Partners, MBIA Insurance Corp. and High Ridge Capital Partners. RAM Re is currently rated “AAA” by S&P and “Aa3” by Moody’s. RAM Re and its holding companies are subject to regulation under the laws of Bermuda. On February 10, 2006, RAM Holdings Ltd. filed with the Securities and Exchange Commission a Registration Statement under the Securities Act of 1933 covering the offer and sale of up to $250 million of common stock in an initial public offering by RAM Holdings Ltd and certain of its shareholders not including The PMI Group.

RAM Re commenced business in February 1998 with the purpose of reinsuring municipal, structured finance and international debt obligations originally underwritten by “AAA”-rated guarantors. RAM Re provides reinsurance to primary financial guarantor companies that market credit enhancement of debt securities through insurance on scheduled payments on an issuer’s obligations. RAM Re’s insured portfolio consists primarily of municipal securities and structured products, principally asset-backed securities. RAM Re derives substantially all of its financial guaranty revenues from premiums ceded by the four largest primary financial guarantors.

When a primary financial guaranty company cedes a portion of a particular transaction to a reinsurer such as RAM Re, that reinsurer becomes obligated to pay its proportionate share of any losses should the reinsured transaction default. The ceding companies use such reinsurance for a variety of reasons, including to increase insurance capacity, assist in meeting applicable regulatory and rating agency requirements, in particular with respect to single risk and risk concentration limits, manage single risks and risk aggregations among servicers on asset backed transactions as well as for broader risk management purposes (such as addressing sector or geographic concentrations).

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

3.	Lender Services

In October 2005, we sold our interest in SPS Holding Corp. to Credit Suisse First Boston (USA), Inc., or CSFB. SPS’s wholly-owned subsidiary, Select Portfolio Servicing, services single-family residential mortgages and specializes in the resolution of nonperforming, subperforming, subprime, Alt-A, and home equity loans. We received cash payments of approximately $99 million for our holdings in SPS and a $5.1 million repayment of a related party receivable. As of December 31, 2005, we have a net asset balance of approximately $10 million for which we expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets.

The contingent monthly payments are equal to the positive monthly net cash flows on the mortgage servicing rights owned, and the subprime mortgage loans subserviced, by Select Portfolio Servicing (excluding the mortgage servicing rights delivered by CSFB’s affiliate). A final contingent payment will be due in an amount equal to the fair market value on December 31, 2007 of the expected remaining cash flows on the mortgage servicing rights owned by Select Portfolio Servicing (excluding the mortgage servicing rights delivered by CSFB’s affiliate).

D.	Investment Portfolio

As of December 31, 2005, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $595.1 million and investments of $3.2 billion. In 2004, The PMI Group’s Board of Directors formed the Investment and Finance Committee of the Board of Directors to oversee our investment portfolio, including our unconsolidated subsidiaries, and to approve investment strategies and monitor investment performance of The PMI Group. The Investment and Finance Committee is also responsible for reviewing and approving any changes to The PMI Group, Inc. and Subsidiaries Investment Policy Statement, or the Policy, and Derivative Use Plan’s Foreign Exchange Policy Guidelines.

The U.S. companies included in the consolidated financial statements, or the U.S. Portfolio, held cash and cash equivalents and investments of $2.7 billion as of December 31, 2005. PMI manages the fixed income portion of the U.S. Portfolio internally, pursuant to the Policy. Since January 1, 2005, the 4.2% of the U.S. Portfolio invested in common stock of publicly-traded corporations is managed by Mt. Eden Investment Advisors. Prior to January 1, 2005, Weiss, Peck & Greer managed this portion of the U.S. Portfolio.

Pursuant to the Policy, the U.S. Portfolio is managed to achieve our overall objectives through the attainment of consistent, competitive after-tax total returns. The Policy strongly emphasizes providing a predictable, high level of investment income, while maintaining adequate levels of liquidity, safety and preservation of capital. Growth of capital and surplus through long-term market appreciation are a secondary consideration. The Policy provides that the realization of taxable capital gains will be minimized and that appropriate emphasis will be given to credit quality, price volatility, and diversification, for each investment category as well for the portfolio as a whole. As of December 31, 2005, based on market value and excluding cash and cash equivalents, approximately 85.2% of the U.S. Portfolio was invested in fixed income securities and approximately 9.5% was invested in equity securities. 98% of the fixed income investments were rated “A” or better by at least one nationally recognized securities rating organization, and of those, 59.6% were rated “AAA,” 23.2% were rated “AA,” and 15.2% were rated “A.” The U.S. Portfolio’s fixed income portfolio’s option-adjusted duration, including cash and cash equivalents, was 5.7 as of December 31, 2005.

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

As of December 31, 2005, PMI Australia had $97.2 million in cash and cash equivalents and $780.0 million of investments which are managed by Deutsche Asset Management (Australia) Limited. The investment portfolio consists mainly of high-grade Australian currency-denominated fixed income securities issued by sovereign, semi-government, and corporate entities. At December 31, 2005, the portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.6. The entire Australian bond portfolio is investment grade rated. The portfolio also contains a small allocation of investments in Australian equity securities.

As of December 31, 2005, PMI Europe had $24.2 million in cash and cash equivalents and $192.2 million of investments which are managed by Morgan Stanley Investment Management Limited. The investment portfolio consists of Euro and British Pounds Sterling currency-denominated fixed income securities issued by sovereign, agency, and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 4.3 at December 31, 2005. PMI Europe’s portfolio did not contain investments in equity securities as of December 31, 2005.

Our unconsolidated subsidiaries that have significant investment portfolios are as follows: FGIC, managed by BlackRock Financial Management and Wellington Management; CMG, managed by MEMBERS Capital Advisors, an affiliate of CUNA Mutual, and RAM Re, managed by MBIA Asset Management. We review these entities’ investment portfolios and strategies on a quarterly basis. Through our representation on their boards of directors, we have a limited ability to influence their investment management decisions.

E.	Employees

As of December 31, 2005, The PMI Group, together with its wholly-owned subsidiaries and CMG, had 1,017 full-time and part-time employees, of which 764 persons performed services primarily for PMI, 212 were employed by PMI Australia, 12 were employed by PMI Europe, four were employed by Hong Kong and 25 performed services primarily for CMG. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 246 temporary workers and contract underwriters as of December 31, 2005.

Item 1A.	Risk Factors

If the volume of low down payment home mortgage originations declines or if the number of mortgage loans originated that may be purchased by the GSEs declines, the amount of insurance that PMI writes could decrease, which could result in a decrease of our future revenue.

A decline in the volume of low down payment mortgage originations could reduce the demand for private mortgage insurance and consequently, our revenues. The volume of low down payment mortgage originations is affected by, among other factors: the level of home mortgage interest rates; domestic economy and regional economic conditions; consumer confidence; housing affordability; the rate of household formation; the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and government housing policy. The GSEs are the principal beneficiaries of PMI’s mortgage insurance policies and a decline in the number of low down payment mortgage loans originated that are purchased or securitized by the GSEs could adversely affect PMI’s revenues. The GSEs have lost market share in 2004 and 2005 due in part to a higher percentage of adjustable rate mortgages, which we refer to as ARMs, and reduced documentation loans originated in 2004 and 2005. Such loans are generally either retained by loan originators and not sold to the GSEs or are placed in mortgage-backed securities that are privately issued and not guaranteed by the GSEs.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums PMI earns each year are generated from insurance policies written in previous years. As a result, a decrease in the length of time that PMI’s policies remain in force could cause our revenues to decline. Factors that lead to borrowers canceling their mortgage insurance include: current mortgage interest rates falling below the rates on the mortgages underlying PMI’s insurance in force, which frequently results in borrowers refinancing their mortgages; appreciation in the values of the homes underlying the mortgages PMI insures; and the availability of alternative loan products, which provide borrowers with the opportunity to at least temporarily decrease their monthly loan payments.

If mortgage lenders and investors select alternatives to private mortgage insurance, such as piggyback loans, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.

Mortgage lenders have been increasingly structuring mortgage originations to avoid private mortgage insurance, primarily through the use of simultaneous seconds, piggybacks, 80/10/10’s, 80/15/5’s or 80/20 loans. Such mortgages are structured to include a first mortgage with an 80% loan-to-value ratio and a second mortgage with a loan-to-value ratio ranging from 5% to 20%. Over the past several years, the volume of these loans, or variations thereof, as alternatives to loans requiring mortgage insurance, has increased significantly and may continue to do so for the foreseeable future.

Other alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration, or VA;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank, or FHLB;

•	lenders and investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and

•	investors using internal credit enhancements, such as credit default or interest rate swaps, overcollateralization and subordination, as partial or complete substitutes to private mortgage insurance in mortgage backed securitizations.

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

PMI reinsures a portion of its mortgage insurance default risk with lender-affiliated captive reinsurance companies, which reduces PMI’s net premiums written and earned.

Mortgage insurers including PMI offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. These captive reinsurance companies assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the associated gross premiums. An increasing percentage of PMI’s primary flow insurance in force has been generated by customers with captive reinsurance companies. Because a number of our major customers have made the business decision to participate in the mortgage insurance business by establishing reinsurance companies, we believe that if PMI did not offer captive reinsurance agreements, PMI’s competitive position would suffer. Captive reinsurance agreements negatively impact PMI’s net premiums written and earned.

Economic factors have adversely affected and may continue to adversely affect PMI’s loss experience.

PMI’s loss experience has increased over the past year and could continue to increase in the year(s) to come as a result of: national or regional economic recessions, including any economic downturns that may arise in local communities impacted by the 2005 hurricane season; declining values of homes; higher unemployment rates; higher levels of consumer credit; deteriorating borrower credit; interest rate volatility; war or terrorist activity; or other economic factors.

PMI’s loss experience may increase as PMI’s policies continue to age.

We expect the majority of losses and LAE on insured loans in PMI’s current portfolio to occur during the second through the fourth years after loan origination. Primary insurance written from the period of January 1, 2002 through December 31, 2004 represented 57.7% of PMI’s primary risk in force as of December 31, 2005. Accordingly, a significant majority of PMI’s primary portfolio is in, or approaching, its peak loss years. In addition, PMI’s 2004 book of business represents 26.3% of its risk in force as of December 31, 2005 and we believe that it will enter its peak loss year in 2006 with continued impact in 2007. We believe PMI’s loss experience could increase as PMI’s policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting PMI’s premium rates, our consolidated financial condition and results of operations would be harmed.

Since PMI generally cannot cancel mortgage insurance policies or adjust renewal premiums, unanticipated claims could cause our financial performance to suffer.

PMI generally cannot cancel the mortgage insurance coverage that it provides or adjust renewal premiums during the life of a mortgage insurance policy. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or mitigated by non-renewal or cancellation of insurance coverage. The premiums PMI charges may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to PMI’s customers. An increase in the number or size of unanticipated claims could adversely affect our consolidated financial condition and results of operations.

Geographic concentration of PMI’s primary insurance in force could increase claims and losses and harm our financial performance.

We could be affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of PMI’s business is concentrated. As of December 31, 2005, 10.3% of PMI’s primary risk in force was located in Florida, 7.4% was located in Texas and 6.9% was located in California. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas of the U.S. As of December 31, 2005, 12.3% of PMI’s policies in force related to loans located in Michigan, Kentucky, Indiana and Ohio. Collectively these states experienced higher default rates in 2005 than other regions of the U.S.

The ultimate impact from the 2005 hurricane season is not yet known. Ongoing effects could increase claims and losses and harm our overall financial performance.

While the effects of the 2005 hurricane season negatively impacted our consolidated results of operations for the year ended December 31, 2005, primarily through loss reserve increases, we cannot predict whether the 2005 hurricane season will have a material adverse effect on our consolidated results of operations in the future. The lingering effects of the 2005 hurricane season in the future could, among other things, cause increased notices of delinquencies and claims and claim severity in affected areas, could reduce demand for mortgages and consequently mortgage insurance in the affected areas, and could require additional loss reserve increases by PMI.

The effects of the 2005 hurricane season could also negatively impact FGIC, RAM Reinsurance Company and CMG Mortgage Insurance Company, which would negatively affect our equity in earnings from those investments. The effects also could reduce the monthly payments we expect to receive in connection with the sale of our interest in SPS Holding Corp.

The premiums PMI charges for mortgage insurance on high LTV loans, ARMs, less-than-A quality loans, Alt-A loans, interest only loans and payment option ARMs, and the associated investment income, may not be adequate to compensate for future losses from these loans.

In 2004 and 2005, PMI’s primary new insurance written and risk in force included higher percentages of:

•	Loans with LTVs exceeding 97%, known as high LTV loans. At December 31, 2005, 14% of PMI’s primary risk in force consisted of high LTV loans, compared to 12% and 9% at 2004 and 2003 year end, respectively.

•	ARMs. At December 31, 2005, 20% of PMI’s primary risk in force consisted of ARMs, compared to 15% and 10% at 2004 and 2003 year end, respectively.

•	Alt-A loans. At December 31, 2005, 17% of PMI’s primary risk in force consisted of Alt-A loans, compared to 13% and 9% at 2004 and 2003 year end, respectively.

•	Interest only loans. At December 31, 2005, we estimate that approximately 6% of PMI’s primary risk in force consisted of interest only loans.

•	Payment option ARMs. At December 31, 2005, we estimate that approximately 3% of PMI’s primary risk in force consisted of payment option ARMs.

PMI also insures less-than-A quality mortgage loans. At December 31, 2005, 9% of PMI’s primary risk in force consisted of less-than-A quality loans, compared to 11% and 12% at 2004 and 2003 year end, respectively.

We expect higher default and claim rates for high LTV loans, ARMs, Alt-A loans, interest only loans, payment option ARMs, and less-than-A quality loans. Although we attempt to incorporate these higher default and claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans.

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

PMI delegates underwriting authority to mortgage lenders which could cause PMI to insure mortgage loans that do not conform to its underwriting guidelines, and thereby increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program under which, subject to routine audit, certain mortgage lenders may determine whether mortgage loans meet PMI’s program guidelines and commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, PMI generally may not refuse, except in limited circumstances, to insure, or rescind coverage on, that loan even if it reevaluates that loan’s risk profile and determines the risk profile to be unacceptable or the lender fails to follow PMI’s delegated underwriting guidelines.

If we fail to properly underwrite mortgage loans when we provide contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Our subsidiary MSC provides contract underwriting services for a fee. As a part of the contract underwriting services, MSC provides monetary and other remedies to its customers in the event that it fails to properly underwrite a mortgage loan. As a result, we assume credit and, to a lesser extent, interest rate risk in connection with our contract underwriting services. Generally, the remedies provided by MSC are in addition to those contained in PMI’s master policies. Contract underwriting services apply to a significant percentage of PMI’s insurance in force and the costs relating to the investigation and/or provision of remedies could have a material adverse effect on our consolidated financial condition and results of operations. Worsening economic conditions or other factors that could increase PMI’s default rate could also cause the number and severity of remedies to increase.

Our revenues and profits could decline if PMI loses market share as a result of industry competition or if our competitive position suffers as a result of our inability to introduce and successfully market new products and programs.

The principal sources of PMI’s competition include: other private mortgage insurers, some of which are wholly-owned or partially-owned subsidiaries of well-capitalized, diversified public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have as well as the various alternatives to private mortgage insurance discussed above. See also, “If mortgage lenders and investors select alternatives to private mortgage insurance, such as piggyback loans, the amount of insurance that PMI writes could decline, which could reduce our revenues and profits.”, above.

With respect to PMI’s structured transaction channel, PMI competes with other external credit enhancers, primarily other private mortgage insurers and financial guarantors, as well as with capital markets participants, including aggregators and loan originators, who are continually devising new forms of structures in which to securitize mortgage loans without external credit enhancement, including private mortgage insurance. To successfully compete in the structured finance arena, PMI must introduce competitive new products and programs and maintain its competitive pricing. If PMI is unable to successfully compete with other private mortgage insurers, other external credit enhancers and the various other private mortgage insurance alternatives, or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer.

The risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could require us to obtain a claims-paying ability rating of “AAA” and could cause PMI’s business to suffer.

The Office of Federal Housing Enterprise Oversight, the agency which currently regulates the GSEs, or OFHEO, has issued a risk-based capital rule that treats credit enhancements issued by private mortgage insurance companies with claims-paying ability ratings of “AAA” more favorably than those issued by private mortgage insurance companies with “AA” ratings. PMI Mortgage Insurance Co. has been assigned financial strength ratings of “AA” by S&P, “AA+” by Fitch and “Aa2” by Moody’s. The rule also provides capital guidelines for Fannie Mae and Freddie Mac, or the GSEs, in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. Although it has not occurred to date, if the rule resulted in the GSEs increasing their use of either “AAA” rated mortgage insurers instead of “AA” rated entities or credit protection counterparties other than mortgage insurers, our consolidated financial condition and results of operations could be adversely affected.

Legislation and regulatory changes, including changes impacting the GSEs, could significantly affect PMI’s business and could reduce demand for private mortgage insurance.

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Fair Credit Reporting Act, or FCRA, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business.

During 2004 and 2005, Congress considered proposed legislation which was intended to be a comprehensive overhaul of the GSEs’ existing regulatory structure and encompasses substantially all of the GSEs’ operations, including their affordable housing initiatives, the GSEs’ products and marketing activities, the GSEs’ minimum capital standards, and their risk-based capital requirements. The passage of such legislation in the future could limit the growth of the GSEs, which could result in a reduction in the size of the mortgage insurance market. We do not know what form, if any, such legislation will take, if any, or, if it is enacted, its impact, if any, on our financial condition and results of operations.

In July 2002, the Department of Housing and Urban Development, or HUD, proposed a rule under RESPA that, if implemented as proposed, would have, among other things, given lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. The proposed rule provided that qualifying packages were entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance would have been included in the package to the extent an upfront premium is charged. Inclusion in the package could have caused mortgage insurers to experience reductions in the prices of their services or products. HUD withdrew that proposed rule in March 2004. In late 2004, HUD announced that it will submit a new proposed rule under RESPA to the Office of Management and Budget for review. As of December 31, 2005, HUD had not proposed a new rule, and we do not know what form, if any, the rule will take and whether it will be approved.

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

The GSEs are the beneficiaries on a substantial majority of the insurance policies we issue as a result of their purchases of qualifying mortgage loans from lenders or investors. The GSEs offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. They also have reduced coverage requirements for certain expanding market products. If the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, or if the GSEs further reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenue would decline and our consolidated financial condition and results of operations could suffer.

Products introduced by the GSEs, if widely accepted, could harm our profitability.

The GSEs have products for which they will, upon receipt from lenders of loans with primary insurance, restructure the mortgage insurance coverage by reducing the amount of primary insurance coverage and adding a second layer of insurance coverage, usually in the form of pool insurance. Under these programs, the GSEs may provide services to the mortgage insurer and the mortgage insurer may be required to pay fees to the GSEs for the benefits provided through the reduced insurance coverage or the services provided. If they become widely accepted, these products could harm our consolidated financial condition and results of operations.

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

The implementation of new eligibility guidelines by the GSEs could harm our profitability and reduce our operational flexibility.

Effective January 2005, Fannie Mae revised its approval requirements for mortgage insurers, including PMI, with new guidelines for borrower-paid and lender-paid mortgage insurance. These requirements became effective for PMI on January 1, 2005. The guidelines cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, give Fannie Mae the right to purchase mortgage insurance from other than existing approved mortgage insurers, including insurers that are either rated below “AA” or are unrated, and provide Fannie Mae with increased rights to revise the eligibility standards of insurers. Future changes in the guidelines of the GSEs could reduce PMI’s operational flexibility and cause our profitability to suffer.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for 42.8% of PMI’s premiums earned in 2005. A single customer represented 7.3% of PMI’s earned premiums in 2005. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated, structured transactions (including bulk primary insurance, modified pool insurance and captive reinsurance) with a limited number of customers. The loss of a significant customer could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

The U.S. mortgage insurance industry and PMI are subject to litigation risk.

The mortgage insurance industry and PMI face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, mortgage insurers, including PMI, have been involved in litigation alleging violations of RESPA and FCRA. PMI is subject to several lawsuits in which plaintiffs seek large or indeterminate amounts of damages, including punitive damages, which may remain unknown or unresolved for substantial periods of time.

In September 2005, an action against PMI was filed in the federal district court of the Northern District of California entitled Hogan, et al. v. PMI Mortgage Insurance Company. In the action, the plaintiffs seek certification of a nationwide class of consumers and allege that they were required to pay for private mortgage insurance written by PMI at rates greater than PMI’s “best available rate.” The action seeks, among other relief, actual and statutory damages and declaratory and injunctive relief. On January 4, 2006, plaintiffs filed an amended complaint in the action, which adds additional claims under state law and FCRA, alleging that PMI did not have a permissible purpose to access the plaintiffs’ credit information. PMI cannot predict the outcome of this or any similar litigation and cannot be sure what impact, if any, this or similar litigation will have on our consolidated financial position, results of operations or cash flows. An action alleging similar causes of action was filed against PMI in February 2006 in federal district court in Montgomery, Alabama.

In the past, a number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. RESPA precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. In the future, we cannot predict whether other civil, regulatory or criminal actions might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to recent scrutiny relating to the use of captive reinsurance arrangements.

PMI and the mortgage insurance industry are also subject to comprehensive, detailed regulation by state insurance departments. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies and officials to examine and investigate insurance companies and to enforce rules or exercise discretion touching almost every aspect of PMI’s business. Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices, including captive reinsurance arrangements. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect PMI’s business and its financial condition and results of operation.

In 2005, PMI, certain of our other mortgage insurance subsidiaries, and CMG Mortgage Insurance Company (collectively, “the MIs”) each responded to a request from the New York Insurance Department (the “NYID”) for information regarding captive reinsurance arrangements. In a February 2006 letter that we believe was addressed to other mortgage insurers as well as us, the NYID requested additional information regarding captive reinsurance arrangements, including the business purpose of those arrangements. The NYID also requested that we review the premium rates currently in use in New York based upon recent years’ experience. The letter states that if we believe that recent years’ experience would not alter the rates being charged, we should provide a detailed explanation, in addition to an actuarial opinion, as to the assumptions underlying such position. If recent years’ experience would alter the rates being charged, the letter states that we must file adjusted rates with the NYID. We are in the process of responding to the NYID’s February 2006 letter.

In January 2006, PMI received an administrative subpoena for information from the Minnesota Department of Commerce primarily regarding captive reinsurance arrangements. We have provided the Minnesota Department of Commerce with information pursuant to this subpoena and may provide additional information in the future. Other federal and state regulatory agencies, including state insurance departments, may also request information regarding captive reinsurance arrangements. We cannot predict whether the New York Insurance Department’s requests or the Minnesota Department of Commerce’s administrative subpoena will lead to further inquiries, or investigations, of these matters, or the scope, timing or outcome of any inquiry or actions by those Departments or any inquiry or actions that may be commenced by other regulators.

A downgrade of PMI’s insurer financial strength ratings could materially harm our financial performance.

PMI’s insurer financial strength is currently rated “AA” by S&P, “AA+” by Fitch, and “Aa2” by Moody’s. These ratings may be revised or withdrawn at any time by one or more of the rating agencies and are based on factors relevant to PMI’s policyholders and are not applicable to our common stock or debt. The rating agencies could lower or withdraw our ratings at any time as a result of a number of factors, including: underwriting or investment losses; the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements; other developments negatively affecting PMI’s risk-to-capital ratio, financial condition or results of operations; or changes in the views or modeling of rating agencies of our risk profile or of the mortgage insurance industry.

If PMI’s insurer financial strength rating falls below “AA-” from S&P or Fitch, or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, may not purchase mortgages insured by PMI. Such a downgrade could also negatively affect our ability to compete in the capital markets, our holding company ratings or the ratings of our other licensed insurance subsidiaries. Any of these events would harm our consolidated financial condition and results of operations.

Our ongoing ability to pay dividends to our shareholders and meet our obligations primarily depends upon the receipt of dividends and returns of capital from our insurance subsidiaries.

We are a holding company and conduct all of our business operations through our subsidiaries. Our principal sources of funds are dividends from our insurance subsidiaries and funds that may be raised from time to time in the capital markets. Factors that may affect our ability to maintain and meet our capital and liquidity needs as well as to pay dividends to our shareholders include: the level and severity of claims experienced by our insurance subsidiaries; the performance of the financial markets; standards and factors used by various credit rating agencies; financial covenants in our credit agreements; and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

In addition, a protracted economic downturn, or other factors, could cause issuers of the fixed-income securities that we, FGIC and RAM Re own to default on principal and interest payments, which could cause our investment returns and net income to decline and reduce our ability to satisfy all of our capital and liquidity needs.

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

The Basel II Capital Accord, the Basel Committee on Banking Supervision’s proposal to implement a new international capital accord, will affect the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. Accordingly, the Basel II provisions related to residential mortgages and mortgage insurance could alter the competitive positions and financial performance of mortgage insurers as well as the capital available to our bank customers for their mortgage origination and securitization activities.

PMI’s opportunities to participate in structured transactions, and U.S. financial institutions preferences with respect to mortgage insurance, may be significantly impacted by the implementation in the United States of Basel II. In 2005, U.S. federal banking agencies jointly announced that the U.S. implementation of Basel II would be delayed until at least 2008 and proposed an interim capital accord that has not been finalized. U.S. implementation of Basel II standards for credit risk exposures, including residential mortgages, is focused on application of the Advanced Internal Rating Based (A-IRB) approach by large internationally active banking organizations. U.S. bank supervisors have indicated their intent to recognize the loss mitigating impacts of private mortgage insurance policies for banking organizations computing minimum capital requirements under the A-IRB approach.

PMI Australia’s regulator, the Australian Prudential Regulation Authority (“APRA”) intends to implement Basel II capital requirements for financial institutions effective January 1, 2008. Such implementation may have a significant impact on the future market acceptance of mortgage insurance in Australia. APRA’s Basel II proposals, if adopted as proposed, could reduce the available market for mortgage insurance among PMI Australia’s bank customers. It is not known at this time whether APRA will revise its Basel II proposals in response to comments received.

Currently, European banking supervisors do not explicitly recognize mortgage insurance as a risk mitigant for bank capital requirements. In October 2005, the European Union adopted new legislation, the Capital Requirements Directive (“CRD”), which provides a revised framework for EU member nation banking supervisors to implement new Basel II risk based capital guidelines starting in 2007. The CRD prescribes standard criteria for credit risk mitigation instruments eligible to provide banks with risk relief. We believe the CRD facilitates recognition of mortgage insurance benefits for European banks under certain circumstances. The CRD is subject to further clarification by the European Commission and incorporation into the regulatory framework of EU member countries.

Our consolidated results of operations could suffer if demand for our mortgage insurance products was diminished as a result of the failure to give appropriate capital recognition to mortgage insurance.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have subsidiaries in Australia and Europe and a branch office in Hong Kong. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include: the need for regulatory and third party approvals; challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets; economic downturns in targeted foreign mortgage origination markets; interest rate volatility in a variety of countries; unexpected changes in foreign regulations and laws; the burdens of complying with a wide variety of foreign laws; potentially adverse tax consequences; restrictions on the repatriation of earnings; foreign currency exchange rate fluctuations; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations.

PMI Australia is subject to many of the same risks facing PMI.

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates, and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation. PMI Australia’s primary regulator, APRA, has recently issued regulations or sought comment on proposals to, among other things, increase the capital requirements for lenders mortgage insurance companies, change the requirements for acceptable lenders mortgage insurers, and increase compliance and governance requirements for general insurers including lenders mortgage insurers. Partly as a result of these regulations and proposals, PMI Australia is likely to face new competition in the future. Such competition may take a number of forms including domestic and off-shore lenders mortgage insurers, reinsurers of residential mortgage credit risk, increased risk appetite from lender owned captive insurers and non insurance forms of credit risk transfer. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole.

A significant portion of PMI Australia’s business is acquired through quota share reinsurance agreements with several of its customers’ captive mortgage insurers. In 2005, as a result of APRA’s new capital requirements for lenders mortgage insurers, a major customer restructured its captive reinsurance arrangement with PMI Australia. As a result, the customer’s affiliated captive reinsurer now retains higher levels of mortgage default risk. We believe that the restructuring of PMI Australia’s captive arrangements will negatively impact its premiums written in 2006.

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

PMI Australia’s five largest customers provided 62.9% of PMI Australia’s gross premiums written in 2005 and one of these customers represented the majority of this percentage. PMI Australia’s loss of a significant customer, if not replaced, could harm PMI Australia’s and our financial condition and results of operations. A significant increase in PMI Australia’s claims could harm our financial condition and results of operations.

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

PMI Europe is currently rated “AA” by S&P and Fitch and “Aa3” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Europe and a guarantee of that agreement by The

PMI Group. Termination or amendment of this support structure could negatively impact PMI Europe’s ratings. PMI Europe’s business is dependent on maintaining its ratings. Any negative impact on its ratings will negatively affect its overall financial results.

The performance of our equity investees could harm our consolidated financial results.

We have made significant investments in the equity securities of privately-held companies, including FGIC Corporation, the parent of Financial Guaranty Insurance Company (collectively, “FGIC”), a financial guaranty insurer; and RAM Holdings Ltd. and RAM Holdings II Ltd., which are the holding companies for RAM Re, a financial guaranty reinsurance company based in Bermuda.

Our investments in FGIC and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. Some of the various risks affecting FGIC are discussed below. Because we do not control these companies, we are dependent upon the management of these companies to independently operate their businesses and report their financial results, and, accordingly, we may be unable to take actions unilaterally to avoid or mitigate those risks. In addition, any prospective or retroactive change in their financial reporting could affect our financial condition and results of operations. Such changes could occur as a result of, among other things, changes in accounting principles or comments made by regulatory agencies, including the SEC in connection with its ordinary course review of filings made with it (such as its current review of the registration statement filed by RAM Holdings in connection with its proposed initial public offering).

As a significant portion of our consolidated net income is derived from FGIC and its financial guaranty business, we are subject to various risks and uncertainties associated with the financial guaranty business.

A significant portion of our consolidated net income is derived from FGIC and its financial guaranty business. Accordingly, we are subject to the risks and uncertainties associated with that business. In addition, FGIC has historically operated its financial guaranty business principally in limited portions of the public finance and structured finance markets. FGIC has expanded its business lines and products into markets and asset classes that historically have experienced higher default rates than those in which it has historically operated. The risks and uncertainties to which we may be exposed as a result of the FGIC acquisition include the following, among others:

•	FGIC’s ability to attract new business and to compete with other large, triple-A rated monoline financial guarantors is largely dependent on the triple-A financial strength ratings assigned to it by the major rating agencies. FGIC’s current ratings may be lowered or withdrawn at any time by one or more of the rating agencies. FGIC’s ability to compete or otherwise engage in its business as currently conducted, and FGIC’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in FGIC’s ratings or the announcement of a potential reduction or change in outlook.

•	Prior to 2005, FGIC operated its financial guaranty business principally in the public finance market and, to a limited extent, the structured finance market in the United States. However, in 2005 FGIC continued its expansion into new markets both domestically and internationally. Unanticipated issues may arise in the implementation of FGIC’s strategy, which could impair its ability to expand its business as expected. In addition, any expansion of its business may be subject to challenges in attracting and retaining employees with relevant experience, establishing name recognition in new markets and gaining knowledge of those markets and asset classes. The execution of FGIC’s expansion plans could result in it having greater losses than those it has historically experienced.

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

•	Demand for financial guaranty insurance is constantly changing and is dependent upon a number of factors, including changes in interest rates, regulatory changes and supply of bond issues. A general reduction in demand for financial guaranty insurance could harm FGIC’s consolidated results of operations and business prospects.

•	The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or public finance or structured finance markets, including changes in tax laws, could adversely affect FGIC’s business.

•	FGIC’s loss reserves are necessarily based on estimates and subjective judgments about the outcome of future events. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established.

•	FGIC’s structured finance portfolio contains concentrations of individual issuers and servicers of those obligations as well as a concentration of mortgage-related securities. FGIC also has a number of individual large exposures to single obligors in its public finance portfolio, concentration in infrastructure sectors, and concentrations in certain geographic areas. An adverse event or series of events with respect to one or more of these concentrations that is more severe than the assumptions used by FGIC in its stress scenario at the time of the underwriting of the related credit could result in disproportionate and significant losses to FGIC and could harm its consolidated financial position and results of operations.

•	FGIC’s exposure to insuring public finance obligations relating to airports has experienced increased stress as a result of terrorism and general global unrest, including a downgrading of the ratings of some of those issuers. Other sectors currently insured by FGIC or into which FGIC may expand could also see direct increased stress as a result of terrorism and general global unrest. FGIC may incur material losses due to such exposures if the economic stress caused by such events is more severe than FGIC currently foresees or has assumed or will assume in the future in underwriting its exposures.

As of December 31, 2005, 7.3% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

We are subject to various risks and uncertainties in connection with the sale of equity interest in SPS Holding Corp., or SPS.

In October 2005, we sold our interest in SPS to Credit Suisse First Boston (USA), Inc., or CSFB. Under the terms of the transaction, we received cash payments of approximately $99 million and expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets that had an estimated fair value at closing of approximately $21 million. In addition, we agreed to indemnify CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the proceeds that we receive from the sale. Our maximum indemnification obligation for SPS’s operations will not exceed approximately $21 million.

Our consolidated financial position and results of operations could be harmed if the monthly contingent payments we receive are less than anticipated or if we are required to indemnify CSFB for claims or liabilities relating to SPS’s operations up to the date of closing.

Item 2.	Properties

We currently own approximately 140,000 square feet of office space in Walnut Creek, California for our home office. PMI leases offices throughout the United States. We conduct our international operations in leased facilities in Ireland, the United Kingdom, Italy, Belgium, Australia, New Zealand and Hong Kong.

Item 3.	Legal Proceedings

As reported in our quarterly report on Form 10-Q for the third quarter of 2005, in September 2005, an action against PMI was filed in the federal district court of the Northern District of California located in San Francisco, California, entitled Hogan, et al. v. PMI Mortgage Insurance Company (Case No. 3:2005-CV-03851). The action seeks certification of a nationwide class of consumers. The plaintiffs allege that they were required to pay for private mortgage insurance written by PMI and that their loans allegedly were insured at greater than PMI’s “best available rate.” The plaintiffs further allege that PMI had an obligation to notify them of an adverse action based upon their credit information and failed to do so in violation of the Fair Credit Reporting Act (“FCRA”). The action seeks, among other relief, actual and statutory damages and declaratory and injunctive relief. On November 30, 2005, PMI filed a motion to dismiss the action. On January 4, 2006, plaintiffs filed an amended complaint in the action. The amended complaint adds additional claims under state law and FCRA, alleging that PMI did not have a permissible purpose to access the plaintiffs’ credit information. PMI filed a motion to dismiss the amended complaint on February 16, 2006. In February 2006, an individual action against PMI was filed in the federal district court of the Middle District of Alabama located in Montgomery, Alabama, entitled Crowder v. PMI Mortgage Insurance Company (Case No. 2:2006-CV-114-VPM). The complaint contains allegations of FCRA violations similar to those alleged in the original Hogan complaint. PMI intends to vigorously defend these actions. However, we cannot be sure that the outcome of this or any similar litigation will not materially affect our consolidated financial position, results of operations or cash flows.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former insurance carriers for costs incurred by PMI, which exceeded $10 million, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. The insurance carriers counterclaimed against PMI to recover defense costs previously advanced to PMI in conjunction with the Baynham action in the amount of $1.2 million. In November 2002, PMI and its former insurance carriers filed competing motions for partial summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for partial summary judgment and granted the insurance carriers’ motion for partial summary judgment. On January 14, 2005, pursuant to PMI’s appeal of the District Court’s judgment, the United States Court of Appeals for the Ninth Circuit reversed the rulings of the District Court and remanded the case to the District Court with instructions to enter partial summary judgment in favor of PMI. (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case Nos. 03-15728 and 03-16007). The remanded case is presently in the pre-trial discovery and motion phase.

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of these actions or reviews is not expected to have a material effect on our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding our executive officers as of February 28, 2006.

W. ROGER HAUGHTON, 58, is Chairman of the Board and Chief Executive Officer of The PMI Group and Chairman of PMI. He brings more than 35 years of experience to his positions. Mr. Haughton joined us in 1985 from Allstate Insurance Company, where he held various underwriting positions since 1969. He became President and Chief Executive Officer of PMI in January 1993. He became President, Chief Executive Officer and a director of The PMI Group when The PMI Group went public in April 1995, and was elected Chairman of the Board in May 1998. The PMI Group has announced that Mr. Haughton will retire as CEO of The PMI Group on June 1, 2006, and, subject to re-election, he will remain as Chairman of the Board until the 2007 Annual Shareholders Meeting. A graduate of the University of California at Santa Barbara, Mr. Haughton holds a B.A. in economics. He is a past President of the Mortgage Insurance Companies of America, the industry trade association. Mr. Haughton has a long history of active volunteerism with various affordable housing organizations. Mr. Haughton has served as a member of the boards of directors of Habitat for Humanity International and the National Council of La Raza. He serves as Chairman of the board of trustees, and is a former Chairman, of Social Compact, a Washington D.C. organization dedicated to promoting revitalization of America’s inner cities. He is also on the executive committee and board of San Francisco’s Bay Area Council. Mr. Haughton is a trustee for the University of California at Santa Barbara, and he also serves on the policy advisory boards for both the Fisher Center for Real Estate & Urban Economics at the University of California at Berkeley and the School of Real Estate at the University of San Diego. He is a member of the Financial Guaranty Oversight Committee of The PMI Group Board of Directors.

L. STEPHEN SMITH, 56, has been President and Chief Operating Officer of The PMI Group and PMI since September 1998, and has been Chief Executive Officer of PMI since January 2004. He has been a director of The PMI Group since 2002. He was Executive Vice President of Marketing and Field Operations of PMI since May 1994 and was elected to the same positions with The PMI Group in January 1995. Prior thereto, he held various executive positions with the Company from 1991 to 1994. Mr. Smith joined us in 1979. Mr. Smith will succeed Mr. Haughton as CEO of The PMI Group upon Mr. Haughton’s retirement as CEO on June 1, 2006. Mr. Smith also serves as President of the Mortgage Insurance Companies of America. He is a member of the Financial Guaranty Oversight Committee of The PMI Group Board of Directors.

BRADLEY M. SHUSTER, 51, has been President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation since January 1, 2003. Prior thereto, he was Executive Vice President Corporate Development of The PMI Group and PMI since February 1999. Prior thereto he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior to joining PMI, he was an audit partner with the accounting firm of Deloitte & Touche LLP, where he was employed from January 1978 to July 1995.

VICTOR J. BACIGALUPI, 62, has been Executive Vice President—Chief Administrative Officer, General Counsel and Secretary of The PMI Group and PMI since February 2005. Prior thereto, he held various executive positions since joining The PMI Group in November 1996.

DONALD P. LOFE, JR., 49, has been Executive Vice President of The PMI Group and PMI since January 2003 and has been Chief Financial Officer of The PMI Group and PMI since April 1, 2003. Prior to joining The PMI Group, Mr. Lofe was Senior Vice President, Corporate Finance for the CNA Financial Corporation from October 1998 until January 2003. From October 1991 until November 1998, Mr. Lofe was an audit partner with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

DANIEL L. ROBERTS, 55, has been Executive Vice President, Chief Information Officer of The PMI Group and PMI since March 1, 2000. Prior thereto he was Senior Vice President, Chief Information Officer of

The PMI Group and PMI since December 1997. Prior to joining The PMI Group, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined that company in October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche LLP from July 1985 to December 1990.

DAVID H. KATKOV, 50, has been Executive Vice President, Sales, Field Operations and Product Development of PMI since February 2004. Prior thereto he was Executive Vice President, National Accounts and Product Development from February 2003 to February 2004 and Executive Vice President Product Development, Pricing, and Portfolio Management from August 2001 to February 2003. Mr. Katkov commenced his employment with PMI in 1992 and has held executive positions in marketing and related functions. Prior to joining PMI, Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

LLOYD A. PORTER, 46, has been Executive Vice President and Managing Director, International Mortgage Insurance of PMI and PMI Capital Corporation since August 2004. Prior thereto, he was Senior Vice President and Managing Director, International Markets since February 1999. Mr. Porter joined PMI in 1983 and has held a variety of positions relating to marketing, capital markets, strategy, and corporate development.

JOANNE M. BERKOWITZ, 45, has served as Executive Vice President, Chief Enterprise Risk Officer of The PMI Group since October 2005. She served as Group Senior Vice President, Chief Enterprise Risk Officer from July 2004 through September 2005. Ms. Berkowitz began her career with PMI in 1983, and has held various executive risk management positions. She is a member of the Board of Directors of Junior Achievement of the Bay Area and serves on its Audit Committee.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The PMI Group is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol “PMI.” As of February 28, 2006, there were approximately 48 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended:

	2005			2004
	High	Low	Close	High	Low	Close
First quarter	$42.09	$37.15	$38.01	$41.72	$35.82	$37.36
Second quarter	$39.37	$34.25	$38.98	$45.00	$37.40	$43.52
Third quarter	$42.37	$37.89	$39.87	$44.34	$38.04	$40.58
Fourth quarter	$41.82	$36.65	$41.07	$42.10	$36.11	$41.75

Preferred Stock

The PMI Group’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights, and other terms. The PMI Group may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. The PMI Group has reserved up to 400,000 shares of preferred stock for issuance under the Rights Plan described below.

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

Payment of Dividends and Policy

The PMI Group has paid regular dividends on its common stock of:

•	$0.0525 per share in each quarter since the quarter ended June 30, 2005;

•	$0.0450 per share in each of the four quarters in the period from July 1, 2004 through June 30, 2005:

•	$0.0375 per share in each of the four quarters in the period from July 1, 2003 through June 30, 2004;

•	$0.0250 per share for each of the two quarters in the period from January 1, 2003 through June 30, 2003.

The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our consolidated operating results, overall financial condition and capital requirements, as well as general business conditions. The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. PMI’s ability to pay dividends or make distributions or returns of capital to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities, and the terms of our runoff support agreement with Allstate Insurance Company and capital support agreements with our subsidiaries. See Item 1, Section B.10. Regulation, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and—Risk Factors, and Item 8. Financial Statements and Supplementary Data—Note 16. Dividends and Shareholders’ Equity.

Common Share Repurchases

On February 20, 2003, The PMI Group’s Board of Directors authorized a common share repurchase program in an amount not to exceed $100 million. In March 2005, we completed the remaining repurchases under this authorization.

On February 17, 2005, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $100 million. In June 2005, we completed the remaining repurchases under the February 17, 2005 authorization. On July 27, 2005, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. In December 2005, we completed the remaining repurchases under the July 27, 2005 authorization.

The following table contains information with respect to our common share purchases during the year ended December 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
01/01/05 – 01/31/05	—	N/A	—	$2,208
02/01/05 – 02/28/05	150,000	$39.59	150,000	$94,063,513
03/01/05 – 03/31/05	682,200	$40.14	682,200	$66,680,297
04/01/05 – 04/30/05	—	N/A	—	$66,680,297
05/01/05 – 05/31/05	1,045,500	$37.46	1,045,500	$27,519,459
06/01/05 – 06/30/05	730,797	$37.65	730,797	$2,229
07/01/05 – 07/31/05	—	N/A	—	$150,002,229
08/01/05 – 08/31/05	1,709,090	$41.46	1,709,090	$79,142,028
09/01/05 – 09/30/05	874,300	$39.61	874,300	$44,510,820
10/01/05 – 10/31/05	—	N/A	—	$44,510,820
11/01/05 – 11/30/05	635,300	$40.21	635,300	$18,968,319
12/01/05 – 12/31/05	469,360	$40.84	464,441	—

Total	6,296,547	$39.74	6,291,628	—

(1)	Includes 4,919 shares surrendered by employees in connection with the payment of costs associated with stock option exercises.

(2)	The PMI Group’s common share repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

On February 16, 2006, The PMI Group’s Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. As of March 9, 2006, $3.5 million of repurchases have occurred under this authorization.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, refer to The PMI Group’s 2006 Proxy Statement for its Annual Meeting for Stockholders, Executive Compensation—Equity Compensation Plan Information, which is incorporated by reference herein.

Item 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data or otherwise noted)
Summary of Consolidated Operations
Net premiums written	$845,689	$771,362	$876,001	$691,607	$600,288	$535,078	$471,135	$409,796	$372,113	$349,809

Premiums earned	$817,602	$770,399	$696,928	$676,857	$597,221	$530,378	$458,505	$411,922	$394,010	$359,527
Net investment income	179,463	168,609	149,779	120,581	129,773	105,665	86,447	80,055	80,424	66,776
Equity in earnings from unconsolidated subsidiaries	97,885	83,554	4,597	44,225	18,788	11,880	7,061	3,225	1,455	1,547
Net realized investment gains	2,050	2,621	84	1,329	11	432	509	24,611	19,584	14,296
Realized capital loss on equity investment held for sale	—	(20,420)	—	—	—	—	—	—	—	—
Other income	20,783	33,473	40,333	39,126	28,643	8,309	15,825	20,335	7,949	6,948

Total revenues	1,117,783	1,038,236	891,721	882,118	774,436	656,664	568,347	540,148	503,422	449,094

Losses and loss adjustment expenses	257,779	237,282	209,088	157,575	108,830	100,992	111,678	135,097	150,366	150,643
Amortization of deferred policy acquisition costs	74,387	85,216	89,327	83,416	81,782	77,337	80,252	60,280	43,395	48,302
Other underwriting and operating expenses	213,649	204,695	175,693	144,877	128,730	95,317	81,847	73,365	58,520	30,343
Lease abandonment and relocation costs	—	—	—	12,183	—	—	—	—	—	—
Litigation settlement (refund) charge	—	(2,574)	—	12,222	—	—	—	—	—	—
Interest expense	31,137	34,626	20,815	17,654	15,218	10,361	8,705	7,181	6,907	941
Distributions on mandatorily redeemable preferred securities	—	—	3,676	4,030	7,604	8,309	8,309	8,311	7,617	—

Total losses and expenses	576,952	559,245	498,599	431,957	342,164	292,316	290,791	284,234	266,805	230,229

Income from continuing operations before income taxes	540,831	478,991	393,122	450,161	432,272	364,348	277,556	255,914	236,617	218,865
Income taxes from continuing operations	131,662	112,459	118,814	124,545	129,655	110,380	81,198	72,405	65,339	62,598

Income from continuing operations after income taxes	409,169	366,532	274,308	325,616	302,617	253,968	196,358	183,509	171,278	156,267

Income from discontinued operations before income taxes	—	5,756	26,893	20,628	14,694	9,518	12,531	11,033	6,249	4,595
Income taxes from discontinued operations	—	1,958	7,186	7,199	5,294	3,274	4,423	4,182	2,218	1,591

Income from discontinued operations after income taxes	—	3,798	19,707	13,429	9,400	6,244	8,108	6,851	4,031	3,004

Gain on sale of discontinued operations, net of income taxes of $16,536	—	29,003	—	—	—	—	—	—	—	—
Income before extraordinary items and cumulative effect of a change in accounting principle	409,169	399,333	294,015	339,045	312,017	260,212	204,466	190,360	175,309	159,271
Extraordinary gain on write-off of negative goodwill, net of income taxes of $408	—	—	5,418	—	—	—	—	—	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,588	—	—	—	—	(4,805)	—	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	7,172	—	—	—	—	—	—

Net income	$409,169	$399,333	$299,433	$346,217	$307,212	$260,212	$204,466	$190,360	$175,309	$159,271

Tax rate for continuing operations	24.3%	23.5%	30.2%	27.7%	30.0%	30.3%	29.3%	28.3%	27.6%	28.6%

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data or otherwise noted)
U.S. Mortgage Insurance Operating Ratios
Loss ratio	38.1%	36.8%	36.2%	24.5%	18.1%	19.0%	24.7%	32.8%	38.2%	41.9%
Expense ratio (1)	24.4%	28.6%	22.0%	25.3%	25.5%	26.7%	29.4%	25.5%	22.7%	18.6%

Combined ratio	62.5%	65.4%	58.2%	49.8%	43.6%	45.7%	54.1%	58.3%	60.9%	60.5%

Consolidated Balance Sheet Data
Total assets	$5,254,136	$5,145,967	$4,794,289	$3,517,049	$2,989,952	$2,392,657	$2,100,762	$1,777,870	$1,686,603	$1,509,919
Reserve for losses and loss adjustment expenses	$368,841	$364,847	$346,939	$333,569	$303,816	$287,088	$273,645	$206,132	$192,211	$190,425
Long-term debt	$819,529	$819,529	$819,543	$422,950	$422,950	$136,819	$145,367	$99,476	$99,409	$99,342
Mandatorily redeemable preferred securities	$—	$—	$—	$48,500	$48,500	$99,109	$99,075	$99,040	$99,006	$—
Shareholders’ equity	$3,230,790	$3,137,755	$2,784,029	$2,193,833	$1,786,688	$1,499,211	$1,217,268	$1,097,515	$1,061,180	$986,862
Return on equity (2)	12.7%	13.4%	12.3%	17.1%	18.5%	19.3%	17.7%	17.7%	17.2%	17.1%

Shares Outstanding (3) (in thousands)
Basic at year end	88,713	94,025	95,162	89,943	89,163	88,620	89,404	90,836	97,384	103,529
Basic weighted-average	91,738	95,452	89,915	89,843	88,887	88,507	89,787	94,181	100,157	104,855
Diluted weighted-average	101,620	105,231	99,198	99,533	94,421	90,037	90,488	94,598	100,531	105,120

Per Share Data (3)
Book value	$36.42	$33.37	$29.26	$24.39	$20.04	$16.92	$13.62	$12.08	$10.90	$9.53
Basic net income	$4.46	$4.18	$3.33	$3.85	$3.46	$2.94	$2.28	$2.02	$1.75	$1.51
Diluted net income	$4.10	$3.87	$3.09	$3.55	$3.28	$2.89	$2.26	$2.01	$1.75	$1.50
Cash dividends declared	$0.20	$0.17	$0.13	$0.10	$0.08	$0.08	$0.07	$0.07	$0.07	$0.07

U.S. Mortgage Insurance Operations Operating and Statutory Data
Primary new insurance written (in millions)	$35,934	$41,213	$57,301	$47,803	$46,235	$27,295	$28,733	$27,820	$15,307	$17,883
New insured primary loans	205,431	260,641	381,249	332,234	335,213	206,493	219,038	211,161	119,190	142,900
Primary insurance in force (in millions)	$101,090	$105,321	$105,241	$107,579	$109,158	$96,914	$86,729	$80,682	$77,787	$77,312
Primary risk in force (in millions)	$24,971	$25,505	$24,668	$25,188	$25,772	$23,559	$21,159	$19,324	$18,092	$17,336
Insured primary loans	743,533	803,236	827,225	874,202	882,846	820,213	749,985	714,210	698,831	700,084
Persistency	61.9%	60.9%	44.6%	56.2%	62.0%	80.3%	71.9%	68.0%	80.8%	83.3%
Primary default rate	5.74%	4.86%	4.53%	4.18%	2.86%	2.21%	2.12%	2.31%	2.38%	2.19%
Statutory capital (4)	$2,838,778	$2,831,437	$2,561,765	$2,192,712	$1,900,709	$1,617,519	$1,372,273	$1,193,899	$1,114,342	$988,475
Statutory risk-to-capital ratio (4)	8.2:1	8.2:1	9.1:1	11.3:1	13.0:1	14.1:1	14.8:1	14.9:1	14.6:1	15.9:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. The 2004 expense ratio includes the litigation settlement refund. The 2002 expense ratio includes lease abandonment and relocation costs as well as the litigation settlement charge.
(2)	Return on equity is calculated using an average of the twelve months ending balances of shareholders’ equity for the respective calendar year.
(3)	Share data has been split-adjusted. In accordance with EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, (“EITF No. 04-8”), diluted earnings per share data have been retroactively adjusted from 2001 forward to reflect the dilutive effects of contingently convertible instruments issued by the Company in 2001.
(4)	Statutory data is based on PMI Mortgage Insurance Co. information only. Statutory capital includes policyholders’ surplus and contingency reserves.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements in this document include discussions relating to persistency rates, default and claim rates, the ongoing effects of the 2005 hurricanes, the seasoning of PMI’s insurance portfolio, the effects of pending or new regulatory requirements relating to the mortgage insurance industry, reserves for losses and LAE, and our liquidity and capital resources.

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

Overview of Our Business

We are an international provider of credit enhancement as well as other products that promote homeownership and facilitate mortgage transactions in the capital markets. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $275.4 million in 2005 and $254.5 million in 2004, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, and Hong Kong. Net income from our International Operations segment was $105.5 million in 2005 and $99.9 million in 2004.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), provides financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda. Net income from our Financial Guaranty segment was $72.2 million in 2005 and $60.7 million in 2004.

•	Other. Our Other segment consists of our holding company and contract underwriting operations, equity in earnings (losses) from our former unconsolidated subsidiary, SPS Holding Corp., or SPS, and certain limited partnerships, and the discontinued operations of our former title insurance subsidiary, American Pioneer Title Insurance Company, or APTIC. Our Other segment generated net losses of $43.9 million in 2005 and $15.8 million in 2004. Our sale of APTIC in 2004 generated an after tax gain of $29.0 million.

Revenues and Expenses

Our revenues from continuing operations consist primarily of:

•	premiums earned on our U.S. and international mortgage insurance policies and credit enhancement products;

•	net investment income on our investment portfolios;

•	equity in earnings from our unconsolidated subsidiaries, primarily from FGIC and CMG; and

•	other income, including fees from contract underwriting services.

Our expenses consist primarily of:

•	claims paid to policyholders, claims-related expenses and changes in reserves;

•	amortization of deferred policy acquisition costs;

•	underwriting, acquisition and policy servicing costs, contract underwriting costs and remedies, and general administration and overhead expenses;

•	interest and financing expenses; and

•	income taxes.

Conditions and Trends Affecting our Business

Overview of 2005 Financial Results

Our consolidated net income was $409.2 million in 2005 compared to $399.3 million in 2004. Consolidated net income in 2004 included a $29.0 million after tax gain on sale of discontinued operations, partially offset by a $20.4 million (pre-tax) realized capital loss on our equity investment in SPS. Our consolidated net income from continuing operations after taxes in 2005 was $409.2 million compared to $366.5 million in 2004. The increases in net income and net income from continuing operations after taxes in 2005 compared to 2004 were due primarily to higher premiums earned in U.S Mortgage Insurance Operations and PMI Australia in 2005, and increases in our equity in earnings from FGIC in 2005. These increases were partially offset by higher losses and loss adjustment expenses, or LAE, primarily from U.S. Mortgage Insurance Operations in 2005, and an increase in net losses in our Other segment in 2005.

Approximately 16% of our consolidated total revenues in 2005 consisted of interest and dividend income associated with our $3.2 billion consolidated investment portfolio. Accordingly, the performance of corporate and municipal bond and securities markets in the U.S., Australia and Europe can significantly affect our consolidated financial results. Our primary goal in managing our investment portfolios is to achieve a predictable level of income while maintaining adequate levels of liquidity and the preservation of capital. Growth of the portfolio and minimizing the realization of taxable gains are secondary considerations. A substantial portion of our consolidated investment portfolio consists of investment grade fixed income securities.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Policy Cancellations and Persistency.    Continued low interest rates and home price appreciation have driven heavy mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s non-refundable single and annual premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single and annual premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, the percentage of insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 61.9% at December 31, 2005 compared to 60.9% at December 31, 2004. If mortgage interest rates increase, we expect that refinancing activity will slow and, accordingly, that PMI’s persistency rate will improve. If home price appreciation slows, policy cancellations may decline, which would positively affect PMI’s persistency rate.

•	New Insurance Written (NIW). PMI’s NIW decreased by 12.8% in 2005 compared to 2004. PMI’s ability to write new mortgage insurance is directly affected by, among other factors, the sizes of the U.S. mortgage origination, purchase money mortgage, and private mortgage insurance markets. Increased use of alternatives to private mortgage insurance, such as “simultaneous seconds,” “piggyback,” “80/10/10,” “80/20,” or “80/15/5” loans, continues to negatively affect the size of the private mortgage insurance market and PMI’s NIW. The use of such loans, which include a first mortgage lien with a loan to value, or LTV, of 80% and a second mortgage lien of between 5% and 20%, has increased in the last four years. The size of the private mortgage insurance market is also affected by the number of loans originated and sold to non-agency investors and we believe that the level of non-agency loans increased as a percentage of the total origination market in 2005. We also believe that the 2005 private mortgage insurance market had higher concentrations of loans of a type or credit quality that PMI has traditionally not insured to a great extent, thereby reducing PMI’s NIW.

•	Credit and Portfolio Characteristics. PMI’s primary NIW and primary risk in force in 2005 consisted of higher percentages of adjustable rate mortgages, or ARMs, Alt-A loans and high LTV loans compared to 2004. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases reflect higher concentrations of ARMs, Alt-A and high LTV loans in the current mortgage origination and private mortgage insurance markets. In 2005, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI insured an increased amount of these loans in 2005 through its primary flow and structured transactions channels. Interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. We expect higher default and claim rates for ARMs, option ARMs, interest only, Alt-A, and high LTV loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing, and loss and claim estimates. We believe that the market trends discussed above may continue in 2006.

•	Losses and Claims. PMI’s claims paid including LAE increased by 12.5% in 2005 compared to 2004 primarily as a result of the aging of PMI’s insurance portfolio, an increased number of claims paid in 2005 that were previously delayed by bankruptcy protection, and, to a lesser extent, higher claim rates associated with the portion of PMI’s portfolio that contains less-than-A quality (loans with credit scores less than 620) and Alt-A loans. Net loss reserves increased by $7.0 million in 2005 primarily due to increases in PMI’s expected claim rates as a result of changes in the business mix of PMI’s portfolio, and increases in the number of loans in PMI’s default inventory. The increase in PMI’s default inventory in 2005 was primarily due to the effects of the 2005 hurricanes.

•	Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. At December 31, 2005, 53.4% of PMI’s primary insurance in force was subject to captive reinsurance agreements, compared to 52.0% at December 31, 2004. This increase was due to refinance activity resulting in heavy cancellations of policies not subject to captive reinsurance and a higher percentage of NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. We expect that the percentage of PMI’s primary flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase. NIW generated through PMI’s structured channel are generally not subject to captive reinsurance agreements.

•	Underwriting and Operating Expenses. The profitability of our business depends in part on our ability to control our underwriting and operating expenses. PMI’s expense ratio, the ratio of total underwriting and operating expenses to net premiums written, was favorably impacted in 2005 by net premiums written associated with two large single premium structured transactions, lower deferred policy acquisition costs and higher average premium rates, partially offset by the increased use of captive reinsurance, which, by ceding portions of risk and premiums written on certain loans, decreases premiums written without fully offsetting decreases in underwriting expenses.

•	Regulatory and Legislative Environment. At any point in time, there are multiple proposals and initiatives for statutory and regulatory changes that may significantly affect the mortgage insurance industry as well as PMI’s business. We may also be impacted by changes in statutes and regulations affecting the GSEs, financial institutions and capital market participants.

International Operations.    Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. While PMI Australia’s insurance in force increased 5.5% from December 31, 2004 to December 31, 2005, PMI Australia’s NIW decreased by 15.3% in 2005 compared to 2004. This NIW decrease in 2005 was primarily due to slowing Australian mortgage origination and residential mortgage backed securities markets, increasingly competitive pricing and the restructuring of a major captive reinsurance arrangement causing the customer’s affiliated captive reinsurer to retain higher levels of mortgage default risk. The restructuring of this captive reinsurance arrangement will negatively impact PMI Australia’s premiums written in 2006. PMI Australia’s primary regulator, the Australian Prudential Regulation Authority, issued mortgage insurer capital requirements in 2006 and intends to implement Basel II capital requirements for financial institutions effective January 1, 2008. These requirements, as well as other regulatory proposals, have had and/or will have an impact on both the mortgage insurance industry and the market for mortgage insurance in Australia.

•	PMI Europe. PMI Europe’s net income was negatively impacted in 2005 as a result of additional provisions for profit sharing obligations associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003 from Royal & Sun Alliance (“R&SA”). R&SA and PMI Europe share certain economic benefits if the acquired portfolio’s loss performance reaches agreed-upon levels. Based upon the favorable loss performance of this business to date, PMI Europe increased expenses related to this profit-sharing agreement and will continue to do so in the future unless the loss performance becomes less favorable. PMI Europe’s net income in 2005 was also negatively impacted by a reduction in premiums earned associated with the acquired R&SA portfolio. We recognize premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. The change in the average foreign currency exchange rates from 2004 increased our 2005 International Operations net income by $2.9 million, primarily due to appreciation in the Australian dollar. This foreign currency translation impact is calculated using the year over year change in the average monthly exchange rates to the current period ending net income in the functional currencies. In January 2005, we purchased foreign exchange put options at a pre-tax cost of $1.8 million to partially mitigate the negative effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2005. The net expense recognized related to the acquired options was $1.1 million in 2005 which was less than the total cost due to certain Euro options that settled in the money.

Financial Guaranty.    Factors affecting the financial performance of our Financial Guaranty segment include:

•	FGIC. The significant portion of our 2005 net income derived from our Financial Guaranty segment was generated by equity in earnings from FGIC. Equity in earnings from FGIC was $74.9 million for 2005 compared to $61.6 million for 2004. This increase was primarily due to increases in premiums, reflecting growth in scheduled premiums earned and increased refundings as well as higher investment income due to growth in FGIC’s investment portfolio. These increases were partially offset by a $20.8 million increase in reserves primarily related to insured obligations impacted by Hurricane Katrina. FGIC’s financial performance is also affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets.

•	RAM Re. Equity in earnings from RAM Re was $4.8 million in 2005 compared to $6.2 million in 2004. This decrease was due primarily to unrealized losses in certain credit derivatives and increases in operating expenses.

•	Hurricane Katrina. At December 31, 2005, FGIC insured public finance obligations with a net par in force of approximately $4.0 billion in counties or locations impacted by Hurricane Katrina. Approximately $2.0 billion of this amount relates to areas designated by the Federal Emergency Management Agency (“FEMA”) as eligible for both public and individual assistance (“FEMA dual-designated locations”); the remainder relates to locations designated by FEMA as eligible for individual assistance only. After evaluation, FGIC placed obligations with a net par in force totaling $979.2 million on its credit watchlist. At December 31, 2005, FGIC had case reserves of $8.5 million, watchlist reserves of $13.3 million and an estimated reinsurance recoverable of $1.7 million. FGIC’s loss reserve will likely be adjusted in the future as additional information becomes available. Any such adjustments may have a material impact on its results of operations and our equity in earnings from FGIC. RAM Re’s exposure to obligations in the FEMA dual-designated areas is approximately $119 million. RAM Re has not recorded reserves related to Hurricane Katrina. We cannot predict whether FGIC or RAM Re will ultimately incur losses or will record additional reserves in the future as a result of Hurricane Katrina.

Other.    Factors affecting the financial performance of our Other segment include:

•	SPS. In October 2005, we sold our interest in SPS to Credit Suisse First Boston (USA), Inc., or CSFB. We received cash payments of approximately $99 million for our holdings in SPS and a $5.1 million repayment of a related party receivable. We expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets. Our equity investment in SPS generated losses of $1.7 million in 2005 compared to equity in earnings of $0.4 million in 2004. We recorded $1.8 million after tax of SPS-related losses in 2005 due to a $6.6 million reserve recorded by SPS relating to expected Katrina-related losses on force placed hazard and flood reinsurance. Additional hurricane related reserve increases or losses by SPS in the future could reduce the monthly payments we expect to receive in connection with the sale of our interest in SPS.

•	Contract Underwriting Services. Due to a decline in customers’ requests for contract underwriting services, our contract underwriting activities and associated revenues decreased in 2005 compared to 2004. We believe our contract underwriting activities and revenues will continue to decline in the future. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedy expenses, and accruals thereof, increased from $10.0 million in 2004, to $14.5 million in 2005. We believe these increases were driven by the high levels of contract underwriting activities in 2002 and 2003.

•	Other Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations, interest expense and, in the first quarter of 2004, the net income from discontinued operations and the gain on the sale of APTIC.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Consolidated Results

The following table presents our consolidated financial results for the years ended:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$817.6	$770.4	$696.9	6.1%	10.5%
Net investment income	179.5	168.6	149.8	6.5%	12.6%
Equity in earnings from unconsolidated subsidiaries	97.9	83.6	4.6	17.1%	—
Net realized investment gains	2.1	2.6	0.1	(19.2)%	—
Realized capital loss on equity investment held for sale	—	(20.4)	—	—	—
Other income	20.7	33.4	40.3	(38.0)%	(17.1)%

Total revenues	1,117.8	1,038.2	891.7	7.7%	16.4%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	257.8	237.3	209.1	8.6%	13.5%
Amortization of deferred policy acquisition costs	74.4	85.2	89.3	(12.7)%	(4.6)%
Other underwriting and operating expenses	213.7	204.7	175.7	4.4%	16.5%
Litigation settlement refund	—	(2.6)	—	—	—
Interest expense and distributions on mandatorily redeemable preferred securities	31.1	34.6	24.5	(10.1)%	41.2%

Total losses and expenses	577.0	559.2	498.6	3.2%	12.2%

Income from continuing operations before income taxes	540.8	479.0	393.1	12.9%	21.9%
Income taxes from continuing operations	131.6	112.5	118.8	17.0%	(5.3)%

Income from continuing operations after income taxes	409.2	366.5	274.3	11.7%	33.6%
Income from discontinued operations before income taxes	—	5.8	26.9	—	(78.4)%
Income taxes from discontinued operations	—	2.0	7.2	—	(72.2)%

Income from discontinued operations after income taxes	—	3.8	19.7	—	(80.7)%
Gain on sale of discontinued operations, net of income taxes of $16.5	—	29.0	—	—	—

Income before extraordinary item	409.2	399.3	294.0	2.5%	35.8%
Extraordinary gain on write-off of negative goodwill, net of income taxes of $0.4	—	—	5.4	—	—

Net income	$409.2	$399.3	$299.4	2.5%	33.4%

Diluted earnings per share	$4.10	$3.87	$3.09	5.9%	25.2%

Consolidated net income for 2005 increased by 2.5% over 2004 primarily due to higher premiums earned in U.S Mortgage Insurance Operations and PMI Australia in 2005 and increases in our equity in earnings from FGIC in 2005. The increase in net income in 2005 was partially offset by higher losses and LAE, primarily from U.S. Mortgage Insurance Operations in 2005, and a reduction in other income from our Other segment in 2005. Consolidated net income in 2004 included a $29.0 million after tax realized gain on the sale of our former title insurance company, APTIC, partially offset by a $20.4 million (pre-tax) realized capital loss on our former equity investment in SPS. Consolidated net income for 2004 increased compared to 2003 primarily due to increases in 2004 in premiums earned in U.S. Mortgage Insurance Operations and International Operations,

equity in earnings from FGIC, and the gain on the sale of APTIC. These increases in 2004 and the realized gain on sale were partially offset by higher losses and LAE and other underwriting and operating expenses in 2004, primarily from U.S. Mortgage Insurance Operations, and the realized capital loss on our equity investment in SPS in 2004.

The increases in consolidated premiums earned in 2005 over 2004, and 2004 over 2003, were due to increases in premiums earned by U.S. Mortgage Insurance Operations and International Operations. U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of higher average premium rates and the recognition of premiums associated with loan cancellations under non-refundable, single and annual premium policies. PMI Australia’s premiums earned increased as a result of growth in its business and the continued weakening of the U.S. dollar relative to the Australian dollar. In 2004, PMI Europe’s premiums earned increased by approximately $7 million compared to 2003 primarily as a result of its acquisition of the R&SA mortgage insurance portfolio in the fourth quarter of 2003.

The increase in net investment income in 2005 over 2004 was due primarily to growth in our Australian and European investment portfolios, combined with an increase in our consolidated book yield. As of December 31, 2005, our consolidated pre-tax book yield was 5.18% compared to 5.07% as of December 31, 2004. This increase in our pre-tax book yield was primarily due to the higher interest rate environment in Australia in 2005. The increase in net investment income in 2004 over 2003 was due primarily to growth in our Australian and European investment portfolios, partially offset by a decrease in our book yield related to our U.S. investment portfolio. Our investment portfolio grew in 2005 and 2004 primarily as a result of excess cash flows from operations.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC, our largest strategic investment, was $74.9 million in 2005 compared to $61.6 million in 2004. This increase was primarily due to higher premiums earned and higher investment income, partially offset by a $20.8 million increase in FGIC’s reserves in the third quarter of 2005 resulting from Hurricane Katrina. We invested in FGIC in December 2003. Our 2003 consolidated equity in earnings was negatively affected by charges taken by SPS in that year of $55.0 million (pre-tax) primarily in connection with its settlement of certain regulatory and civil actions. Our proportionate share of the SPS charges was $17.8 million net of tax.

In September 2005, we recognized a $2.1 million pre-tax realized capital loss on our equity investment in a private equity limited partnership investment that met the criteria for other-than-temporary impairment. In September 2003, we sold our ownership interests in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, collectively referred to as Truman, and incurred a $3.6 million capital loss which was included in net realized investment gains and losses.

In January 2005, we signed a Summary of Terms with CSFB, pursuant to which CSFB received an option to acquire 100% of our outstanding stock of SPS. As a result of the transaction, for the fourth quarter of 2004 we recorded a pre-tax realized capital loss on equity investment held for sale (SPS) of $20.4 million, or $13.3 million after tax. In October 2005, we sold our interest in SPS to CSFB and received cash payments of approximately $99 million. Simultaneously with the sale, we received a $5.1 million repayment of a related party receivable.

The decreases in other income in 2005 compared to 2004, and 2004 compared to 2003, were largely attributable to lower fees generated by our contract underwriting operations. Contract underwriting fees decreased in 2004 and 2005 primarily due to declines in customer requests for our contract underwriting services and lower levels of mortgage refinance activity in 2005. The results of our contract underwriting operations are included in our Other segment.

The increases in our losses and LAE in 2005 over 2004, and 2004 over 2003, were due primarily to higher claims paid in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operation’s claims paid increased in 2005 and 2004 due to the seasoning of PMI’s insurance portfolio, an increased number of claims paid in 2005 that were previously delayed by bankruptcy protection, and higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A, and less-than-A quality loans. The 2005 increase in U.S. Mortgage Insurance Operations’ losses and LAE, of which claims paid are a part, was partially offset by the addition of $7.0 million to U.S. Mortgage Insurance Operation’s net loss reserves in 2005 compared to $14.2 million in 2004.

The increase in other underwriting and operating expenses in 2005 over 2004 was due primarily to higher operating expenses in our International Operations. This increase was driven by higher PMI Europe profit sharing commission accruals and increases in expenses related to payroll and regulatory compliance at PMI Australia. The increase in other underwriting and operating expenses in 2004 over 2003 was due primarily to higher operating expenses in our U.S. Mortgage Insurance Operations, including recognition of expenses previously deferred as acquisition costs, additional compensation-related expenses and expenses related to PMI’s field operations restructuring.

The decrease in interest expense and distributions on mandatorily redeemable preferred securities in 2005 compared to 2004 was due to the capitalization of interest expenses related to internally developed software. The increase in interest expense in 2004 compared to 2003 was due to the inclusion of a full year’s interest expense on the equity units we issued in November 2003.

Our income tax expense from continuing operations in 2005 increased by 17% compared to 2004 primarily as a result of an increase in pre-tax income from continuing operations, and an increase in the effective tax rate to 24.3% from 23.5%. The increase in our effective tax rate was due primarily to an increase in our U.S. Mortgage Insurance Operations’ net income, excluding net investment income and equity in earnings, which is taxed at an effective tax rate of 35.0%. The increase was also due to reduced proportionate contributions to our consolidated financial results of municipal bond interest income, which has a lower effective tax rate. The decrease in our income tax expense from continuing operations in 2004 compared to 2003 was primarily driven by the increased proportion of our consolidated net income from FGIC which has a lower tax rate and the reversal in 2004 of a previously established tax contingency related to a state tax legislation matter.

In October 2003, we entered into an agreement to sell our title insurance operations, APTIC, for $115 million in cash. In accordance with accounting guidance, the results of operations for APTIC were classified as discontinued operations beginning in the fourth quarter of 2003. In 2004, we recognized an after-tax realized gain of $29.0 million relating to the sale of APTIC on March 19, 2004. No results related to APTIC have been recorded in the consolidated statements of operations for the last three quarters of 2004.

We recognized an extraordinary after-tax gain of $5.4 million in 2003, which was our share of negative goodwill recognized by FGIC resulting from the application of purchase accounting adjustments upon our acquisition of our 42% interest in FGIC.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments for the years ended:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions)
U.S. Mortgage Insurance Operations	$275.4	$254.5	$245.5	8.2%	3.7%
International Operations	105.5	99.9	78.6	5.6%	27.1%
Financial Guaranty	72.2	60.7	10.4	18.9%	483.7%
Other	(43.9)	(15.8)	(35.1)	177.8%	(55.0)%

Consolidated net income	$409.2	$399.3	$299.4	2.5%	33.4%

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI Mortgage Insurance Co. and other U.S. mortgage insurance and reinsurance companies, collectively referred to as PMI. CMG Mortgage Insurance Company, CMG Mortgage Assurance Company and CMG Mortgage Reinsurance Company, collectively referred to as CMG, are accounted for under the equity method of accounting and their results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions)
Premiums earned	$665.2	$634.0	$592.8	4.9%	7.0%
Net investment income	$104.3	$102.2	$103.1	2.1%	(0.9)%
Equity in earnings from unconsolidated subsidiaries	$18.8	$15.3	$13.6	22.9%	12.5%
Losses and LAE	$253.4	$233.2	$214.7	8.7%	8.6%
Underwriting and operating expenses	$162.8	$173.5	$151.1	(6.2)%	14.8%
Litigation settlement refund	$—	$(2.6)	$—	—	—
Net income	$275.4	$254.5	$245.5	8.2%	3.7%

Premiums written and earned—PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, a proportionate amount of PMI’s gross premiums written is ceded to these captive reinsurance companies. PMI’s premiums earned refer to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions)
Gross premiums written	$849.2	$767.4	$847.2	10.7%	(9.4)%
Ceded premiums, net of assumed	(167.8)	(155.3)	(136.4)	8.0%	13.9%
Refunded premiums	(14.3)	(14.0)	(25.7)	2.1%	(45.5)%

Net premiums written	$667.1	$598.1	$685.1	11.5%	(12.7)%

Premiums earned	$665.2	$634.0	$592.8	4.9%	7.0%

The increases in gross and net premiums written in 2005 compared to 2004 were primarily due to two single premium structured transactions totaling $47.3 million in premiums written in the fourth quarter of 2005, and increases in PMI’s average premium rate and average insured loan balances in 2005. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans, and high LTV loans in PMI’s portfolio in 2005 compared to 2004. The decreases in gross and net premiums written in 2004 compared to 2003 were largely due to a non-refundable $114 million single premium policy executed in 2003 pursuant to which PMI restructured the insurance coverage of certain loans under then-existing primary insurance policies. These decreases in gross and net premiums written in 2004 compared to 2003 were partially offset by an increase in PMI’s average premium rate in 2004 caused by higher percentages of polices with deeper coverage and policies on ARMs and high LTV loans.

The increases in ceded premiums in 2005 and 2004 were driven primarily by increases in gross premiums written (excluding the $47 million and $114 million single premium transactions in 2005 and 2003, respectively), higher average premium rates and increasing percentages of primary flow insurance in force subject to captive reinsurance agreements. As of December 31, 2005, 61.7% of primary flow insurance in force and 63.1% of flow risk in force were subject to captive reinsurance agreements, compared to 58.4% and 59.7% at December 31, 2004, respectively. These increases are the result of a higher portion of new insurance written with customers with whom we have captive reinsurance agreements.

Upon cancellation of certain insurance coverage, PMI refunds the portion of premiums that is unearned to the insured. The higher amount of refunded premiums in 2003 was primarily due to high levels of policy cancellations in 2003 resulting from refinance activities (see Insurance and risk in force below).

PMI’s premiums earned increased in 2005 compared to 2004 due primarily to an increase in PMI’s average premium rate in 2005 and the release of unearned premiums to earned from the cancellation of annual and single premium policies. The increase in premiums earned in 2004 compared to 2003 was primarily due to an increase in PMI’s average premium rate in 2004 and the release of unearned premiums to earned premiums in 2004. The release of unearned premiums to earned was caused by reported loan cancellations relating to a non-refundable single premium policy executed in 2003.

Net investment income—Net investment income in 2005 was $104.3 million compared to $102.2 million in 2004. This increase was due to growth in PMI’s investment portfolio as a result of increased cash flows from operations, partially offset by a reduction in the portfolio’s average pre-tax book yield. The pre-tax book yield reduction reflects increased liquidity during 2005 in order to fund an extraordinary dividend from PMI to its parent, The PMI Group. Although our average pre-tax book yield declined during 2005, the pre-tax book yield of the investment portfolio was 5.21% as of December 31, 2005 compared to 5.14% as of December 31, 2004.

Equity in earnings from unconsolidated subsidiaries—U.S. Mortgage Insurance Operation’s equity in earnings are derived entirely from the results of operations of CMG. Equity in earnings from CMG increased to $18.8 million in 2005 from $15.3 million in 2004 and $13.6 million in 2003, primarily as a result of increases in CMG’s primary insurance and risk in force.

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

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Claims paid including LAE (in millions)	$246.4	$219.0	$204.6	12.5%	7.0%
Change in net loss reserves (in millions)	7.0	14.2	10.1	(50.7)%	40.6%

Total losses and LAE (in millions)	$253.4	$233.2	$214.7	8.7%	8.6%

Number of primary claims paid	9,262	8,335	7,501	11.1%	11.1%
Average primary claim size (in thousands)	$23.2	$23.2	$23.6	—	(1.7)%

The increases in claims paid including LAE and the number of primary claims paid in 2005 compared to 2004 were due to a number of factors, including the seasoning of PMI’s primary insurance portfolio’s largest book years, an increased number of claims paid that were previously delayed by bankruptcy protection and higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A, and less-than-A quality loans. (See Credit and portfolio characteristics, below.) Primary claims paid increased to $214.9 million in 2005 compared to $193.2 million in 2004 and $176.9 million in 2003. Pool insurance claims paid increased to $21.6 million in 2005 from $19.4 million in 2004 and $18.0 million in 2003. The increases in claims paid including LAE and the number of primary claims paid in 2004 compared to 2003 were primarily due to the seasoning of PMI’s primary insurance portfolio and higher claim rates associated with Alt-A and less-than-A quality loans.

Net loss reserves increased by $7.0 million in 2005 due to increases in PMI’s expected claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV and less-than-A quality loans and increased delinquencies related to the 2005 hurricanes. Changes in net loss reserves increased in 2004 compared to 2003 due to an increase in 2004 in PMI’s primary loans in default inventory. (See Critical Accounting Polices—Reserves for Losses and LAE.)

We expect a significant majority of losses and LAE on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination. Approximately 90% of PMI’s insurance in force at December 31, 2005 was written after January 1, 2002. We expect that the continuing impact of the seasoning of the 2003 and earlier book years on total losses and LAE was greatest in 2005, with some continued impact in 2006. At December 31, 2005, PMI’s 2003 and earlier book years represented 42.9% of PMI’s primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, total losses and LAE may continue to increase. In addition, higher concentrations of PMI’s portfolio of Alt-A loans, ARMs and high LTV loans could cause losses and LAE to increase. Changes in economic conditions, including mortgage interest rates, U.S. unemployment, job creation, and home prices could significantly impact our estimates and, therefore, PMI’s total losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the year in which such changes occur.

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

PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment. PMI’s primary default data are presented in the table below.

				Percentage Change/Variance
	As of December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003
Flow policies in force	646,594	710,362	732,399	(9.0)%		(3.0)%
Structured policies in force	96,939	92,874	94,826	4.4%		(2.1)%

Primary policies in force	743,533	803,236	827,225	(7.4)%		(2.9)%

Flow loans in default	33,156	30,519	28,485	8.6%		7.1%
Structured loans in default	9,546	8,535	8,960	11.8%		(4.7)%

Primary loans in default	42,702	39,054	37,445	9.3%		4.3%

Primary default rate	5.74%	4.86%	4.53%	0.88	pps	0.33	pps
Primary default rate for flow transactions	5.13%	4.30%	3.89%	0.83	pps	0.41	pps
Primary default rate for structured transactions	9.85%	9.19%	9.45%	0.66	pps	(0.26	)pps

The increase in PMI’s primary default rate as of December 31, 2005 compared to December 31, 2004 was due to an increase in the number of primary loans in default and a decline in the number of primary insurance policies in force. The increase in primary loans in default as of December 31, 2005 compared to December 31, 2004 was due to approximately 3,500 primary loans attributable to the 2005 hurricanes. Higher concentrations of Alt-A loans, ARMs and high LTV loans in PMI’s structured portfolio also contributed to the increase in structured loans in default as of December 31, 2005 compared to December 31, 2004, and to the higher default rates generally compared to PMI’s flow channel default rates.

PMI’s modified pool default data are presented in the table below.

				Percentage Change/Variance
	As of December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003
Modified pool with deductible
Loans in default	11,358	8,689	8,226	30.7%		5.6%
Policies in force	156,534	121,899	132,557	28.4%		(8.0)%
Default rate	7.26%	7.13%	6.21%	0.13	pps	0.92	pps

Modified pool without deductible
Loans in default	3,186	2,674	2,142	19.1%		24.8%
Policies in force	42,009	53,845	57,847	(22.0)%		(6.9)%
Default rate	7.58%	4.97%	3.70%	2.61	pps	1.27	pps

Total modified pool
Loans in default	14,544	11,363	10,368	28.0%		9.6%
Policies in force	198,543	175,744	190,404	13.0%		(7.7)%
Default rate	7.33%	6.47%	5.45%	0.86	pps	1.02	pps

The increases in the 2005 modified pool default rates shown above were primarily due to customer default reporting enhancements begun in the third quarter of 2005, and, to a lesser extent, to increases in modified pool loans in default due to the seasoning of the modified pool portfolio, partially offset by an increase in the number of modified pool policies in force. We do not believe the reporting enhancement will affect ultimate losses incurred related to our modified pool loans in default and, accordingly, the reporting enhancement did not affect our estimation of total losses and LAE. The increases in 2004 modified pool default rates were driven by the seasoning of the modified pool portfolio and decreases in the number of modified pool policies in force. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool, and in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. Total pool loans in default (which includes modified and other pool products described below) as of December 31, 2005, 2004 and 2003 were 20,379, 17,186 and 16,763, respectively. The increase in total pool loans in default was primarily a result of improved delinquency reporting enhancement mentioned above. The default rates for total pool loans at December 31, 2005, 2004 and 2003 were 6.84%, 5.50% and 4.36%, respectively.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions)
Amortization of deferred policy acquisition costs	$59.6	$72.1	$78.9	(17.3)%	(8.6)%
Other underwriting and operating expenses	103.2	101.4	72.1	1.8%	40.6%
Litigation settlement refund	—	(2.6)	—	—	—

Total underwriting and operating expenses	$162.8	$170.9	$151.0	(4.7)%	13.2%

Policy acquisition costs incurred and deferred	$52.8	$56.5	$84.2	(6.5)%	(32.9)%

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

The decreases in policy acquisition costs incurred and deferred in 2005 and 2004 were primarily the result of lower levels of NIW. PMI’s deferred policy acquisition cost asset decreased by $5.7 million from December 31, 2004 to $48.3 million at December 31, 2005 due to the continued amortization of policies originated in 2003, a decline in NIW compared to prior periods and expense savings realized from the 2004 field restructuring. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The increase in other underwriting and operating expenses in 2005 compared to 2004 was due primarily to higher compensation, insurance and depreciation related expenses. The 2005 increase was partially offset by expenses incurred in 2004 related to 2003 compensation and $2.9 million of field restructuring expenses in 2004. The increase in expenses in 2004 compared to 2003 was due primarily to recognition of expenses previously deferred as acquisition costs, additional compensation expenses and expenses related to PMI’s field operations restructuring.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $18.7 million in 2005, $26.1 million in 2004 and $44.3 million in 2003. The declines in allocated expenses were due to continued decreases in contract underwriting activity.

Ratios—PMI’s loss, expense and combined ratios are shown below.

				Variance
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Loss ratio	38.1%	36.8%	36.2%	1.3 pps	0.6 pps
Expense ratio	24.4%	28.6%	22.0%	(4.1) pps	6.5 pps

Combined ratio	62.5%	65.4%	58.2%	(2.8) pps	7.1 pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The increases in the loss ratio in 2005 and 2004 were primarily driven by increases in total losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in 2005 compared to 2004 was due to the increase in PMI’s net premiums written, primarily as a result of the two single premium structured transactions in 2005, a decline in the amortization of deferred policy acquisition costs, and higher average premium rates in 2005. The increase in PMI’s expense ratio in 2004 was attributable to a large single premium policy written in 2003, which reduced the 2003 expense ratio, and an increase in other underwriting and operating expenses in 2004. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW—The components of PMI’s primary NIW are as follows:

	2005	2004	2003	Percentage Change
				2005 vs. 2004	2004 vs. 2003
	(In millions)
Primary NIW:
Primary NIW—flow channel	$28,194	$36,257	$50,236	(22.2)%	(27.8)%
Primary NIW—structured channel	7,740	4,956	7,065	56.2%	(29.9)%

Total primary NIW	$35,934	$41,213	$57,301	(12.8)%	(28.1)%

The decrease in PMI’s primary NIW in 2005 was driven by a decrease in the size of the flow private mortgage insurance market, partially offset by increased opportunities for structured transactions. We believe the size of the flow private mortgage insurance market was negatively impacted in 2003 through 2005 by lenders’ continued use of alternative mortgage products which do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total origination market. PMI’s NIW has also been negatively affected by higher concentrations of loans in the market of a type or credit quality that PMI has traditionally not insured to a great extent.

Modified pool insurance—PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. In 2005, PMI wrote $0.3 billion of modified pool risk, compared to $0.2 billion in 2004 and $0.4 billion in 2003. Modified pool risk in force was $1.8 billion at December 31, 2005, $1.5 billion at December 31, 2004 and $1.4 billion at December 31, 2003.

Other pool products—Prior to 2002, PMI offered certain pool insurance products to lenders and government sponsored enterprises (“GSE Pool”) and to the capital markets (“Old Pool”). GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was $0.1 billion at December 31, 2005, $0.1 billion at December 31, 2004 and $0.5 billion at December 31, 2003. Old Pool risk in force was $0.4 billion at December 31, 2005, $0.5 billion at December 31, 2004 and $0.7 billion at December 31, 2003.

Insurance and risk in force—PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of December 31,			Percentage Change/Variance
				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003
	(In millions, except percentages)
Primary insurance in force	$101,090	$105,321	$105,241	(4.0)%		0.1%
Primary risk in force	$24,971	$25,505	$24,668	(2.1)%		3.4%
Pool risk in force	$2,589	$2,408	$2,858	7.5%		(15.7)%
Policy cancellations—primary (year- to-date)	$40,165	$41,133	$59,640	(2.4)%		(31.0)%
Persistency—primary	61.9%	60.9%	44.6%	1.0	pps	16.3	pps

The decrease in primary insurance in force in 2005 was due to continued high levels of policy cancellations and lower NIW. Primary risk in force at December 31, 2005 remained flat compared to December 31, 2004 due to a greater number of high LTV loans with deeper coverage and higher average loan balances in 2005 compared to 2004. Continued low mortgage interest rates and high levels of home price appreciation have driven high levels of policy cancellations and low persistency in 2005, 2004 and 2003. The primary persistency rate is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The increase in the persistency rate in 2004 was primarily the result of the stabilization of interest rates during 2004 and a corresponding decrease in refinancing activities.

Credit and portfolio characteristics—PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with credit scores generally less than 620. PMI considers a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured channel primary NIW for the years ended:

	2005		2004		2003
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$1,588	6%	$2,703	7%	$3,618	7%
Primary NIW—structured channel	1,084	14%	1,780	36%	2,501	35%

Total primary NIW	$2,672	7%	$4,483	11%	$6,119	11%

Alt-A loan amounts and as a percentage of:
Primary NIW—flow channel	$7,425	26%	$7,304	20%	$4,984	10%
Primary NIW—structured channel	3,002	39%	1,204	24%	860	12%

Total primary NIW	$10,427	29%	$8,508	21%	$5,844	10%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and structured channel primary NIW for the years ended:

	2005		2004		2003
	(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW—flow channel	$6,024	21%	$6,992	19%	$3,938	8%
Primary NIW—structured channel	5,889	76%	3,262	66%	1,481	21%

Total primary NIW	$11,913	33%	$10,254	25%	$5,419	9%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW—flow channel	$3,942	14%	$4,418	12%	$3,250	6%
Primary NIW—structured channel	868	11%	337	7%	2,895	41%

Total primary NIW	$4,810	13%	$4,755	12%	$6,145	11%

In 2005 and 2004, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI has insured an increased amount of these loans during this period through its primary flow and structured transactions channels. Interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. As of December 31, 2005, we estimate that interest only loans and payment option ARMs represented approximately 6% and 3% of PMI’s primary risk in force, respectively. We estimate that interest only loans and payment option ARMs represented approximately 16% and 8% of PMI’s primary NIW in 2005, respectively.

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs and high LTV loans as percentages of primary risk in force as of December 31 of the years presented:

	2005	2004	2003
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	9%	11%	12%
Less-than-A quality loans with FICO scores below 575 *	3%	3%	3%
Alt-A loans	17%	13%	9%
ARMs	20%	15%	10%
97% or higher LTV loans	14%	12%	9%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

As shown by the above tables, PMI’s 2005 NIW and primary risk in force at December 31, 2005 contained higher percentages of Alt-A loans, ARMs, and high LTV loans. PMI’s 2005 NIW and primary risk in force also contained higher percentages of interest only loans and payment option ARMs. We believe that these increases reflect the higher concentrations of these types of loans in the mortgage origination and private mortgage insurance markets. The higher concentration of high LTV loans is, to a lesser extent, also the result of the expansion of underwriting guidelines by lenders, the GSEs and PMI pursuant to market outreach efforts and changes in a number of state statutes and regulations to permit the issuance of mortgage insurance on such loans. We believe that these market trends may continue in 2006.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs, high LTV loans, interest only loans, and payment option ARMs than our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In 2005, PMI’s average premium rate generally increased principally as a result of PMI’s primary portfolio consisting of higher percentages of these types of loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

International Operations includes the results of our Australian holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited, and operating subsidiaries, PMI Ltd and PMI Indemnity, collectively referred to as PMI Australia; our Irish subsidiaries, PMI Mortgage Insurance Company Limited and TPG Reinsurance Company Limited and its wholly owned subsidiaries, collectively referred to as PMI Europe; and PMI’s Hong Kong branch. Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	2005	2004	2003	Percentage Change
				2005 vs. 2004	2004 vs. 2003
	(USD in millions)
Premiums earned	$152.3	$136.3	$104.0	11.7%	31.1%
Losses, expenses and interest	$60.9	$48.7	$25.2	25.1%	93.3%
Net income	$105.5	$99.9	$78.6	5.6%	27.1%

International Operations’ net income increased in 2005 compared to 2004 due to increases in PMI Australia’s premiums earned and net investment income and the currency exchange rate appreciation in the Australian dollar versus the U.S. dollar, offset by a decline in PMI Europe’s net income. The increase in net income in 2004 compared to 2003 was primarily due to increases in PMI Australia’s and PMI Europe’s premiums earned and favorable currency exchange rate appreciation in both the Australian dollar and Euro versus the U.S. dollar.

The change in the average foreign currency exchange rates from December 31, 2004 to December 31, 2005 favorably impacted our International Operations’ net income by $2.9 million, as a result of the appreciation of the Australian dollar. This foreign currency translation impact is calculated using the year over year change in the average monthly exchange rate to the current year ending net income in the local currency. The change in the average foreign currency exchange rates from December 31, 2003 to December 31, 2004 favorably impacted our International Operations’ net income by $10.2 million, primarily due to the appreciation of the Australian dollar.

In 2005 and 2004, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in those years. The options had an aggregate pre-tax cost of $1.8 million and $1.1 million in 2005 and 2004, respectively. Net income from International Operations in 2005 and 2004 includes reductions of $1.1 million pre-tax and $0.7 million pre-tax, respectively, related to the cost (including realized gains) of our foreign currency put options.

PMI Australia

The table below sets forth the results of PMI Australia for the years ended:

	2005	2004	2003	Percentage Change
				2005 vs. 2004		2004 vs. 2003
	(USD in millions)
Net premiums written	$151.9	$151.2	$127.8	0.5%		18.3%

Premiums earned	$123.8	$109.1	$85.0	13.5%		28.4%
Net investment income	47.0	38.3	26.1	22.7%		46.7%
Other income	—	0.5	0.6	—		(16.7)%

Total revenues	170.8	147.9	111.7	15.5%		32.4%
Losses and LAE	2.5	0.6	(8.2)	316.7%		—
Underwriting and operating expenses	43.0	37.5	27.5	14.7%		36.4%
Income taxes	36.8	33.5	30.0	9.9%		11.7%

Total expenses	82.3	71.6	49.3	14.9%		45.2%

Net income	$88.5	$76.3	$62.4	16.0%		22.3%

Loss ratio	2.0%	0.5%	(9.6)%	1.5	pps	10.1	pps
Expense ratio	28.3%	24.8%	21.6%	3.5	pps	3.2	pps

The increase in PMI Australia’s net income in 2005 compared to 2004 was due primarily to increased premiums earned, increased investment income and the strengthening of the Australian dollar, offset by increased underwriting and operating expenses. The increase in PMI Australia’s net income in 2004 compared to 2003 was also attributable to increased premiums earned, higher investment income and the favorable currency exchange rate appreciation in the Australian dollar versus the U.S. dollar, offset by increased underwriting and operating expenses and a reserve reduction in 2003. The average annual AUD/USD currency exchange rate was 0.7621 in 2005 compared to 0.7370 in 2004 and 0.6529 in 2003. The change in the average AUD/USD currency exchange rates from 2004 to 2005, and 2003 to 2004, favorably impacted PMI Australia’s net income by $2.8 million in 2005 and $8.7 million in 2004. Net income from PMI Australia in 2005 and 2004 includes pre-tax foreign currency put option costs of $1.6 million and $1.5 million, respectively.

Premiums written and earned—The increase in PMI Australia’s net premiums earned in 2005 compared to 2004 was due to increased insurance in force and the continued strengthening of the Australian dollar relative to the US dollar. The increases in PMI Australia’s net premiums earned and written in 2004 compared to 2003 were due to increased NIW primarily attributable to the strong mortgage origination market in 2004 and a reduction in the number of market participants underwriting mortgage insurance in 2004.

Net investment income—The increase in net investment income in 2005 compared to 2004 was due primarily to the growth of PMI Australia’s investment portfolio. PMI Australia’s investment portfolio, including cash and cash equivalents, was $877.2 million at December 31, 2005 compared to $801.5 million at December 31, 2004 and $642.1 million at December 31, 2003. This growth was driven by positive cash flows from operations. The pre-tax book yield was 5.87% at December 31, 2005 and 2004 and 5.21% at December 31, 2003. The increase in the pre-tax book yield in 2004 was primarily due to the higher interest rate environment. The increase in net investment income in 2004 compared to 2003 was attributable to the growth of the investment portfolio and the higher pre-tax book yield.

Losses and LAE—The increase in losses and LAE in 2005 compared to 2004 was attributable to increased claims paid during 2005 slightly offset by a $1.1 million reserve reduction in the third quarter of 2005. The increase in losses and LAE in 2004 compared to 2003 was largely due to an $8.0 million reduction in loss reserves in 2003 resulting from our 2003 review of PMI Australia’s loss provisioning. See Critical Accounting Policies and Estimates below. PMI Australia’s default rate at December 31, 2005 was 0.13%, 0.08% at December 31, 2004, and 0.12% at December 31, 2003.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2005 compared to 2004 was due primarily to higher levels of insurance in force, increases in payroll and payroll-related expenses driven by increased employee headcount and expenses related to regulatory compliance. The increase in underwriting and operating expenses in 2004 compared to 2003 was due primarily to higher levels of insurance in force and exchange rate fluctuations.

Primary NIW, insurance and risk in force—PMI Australia’s primary NIW includes flow channel insurance and insurance on residential mortgage-backed securities, or RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force for the years ended:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(USD in millions)
Flow insurance written	$18,321	$19,540	$19,383	(6.2)%	0.8%
RMBS insurance written	10,671	14,669	6,044	(27.3)%	142.7%

Total primary NIW	$28,992	$34,209	$25,427	(15.3)%	34.5%

Primary insurance in force	$119,915	$113,628	$87,909	5.5%	29.3%
Primary risk in force	$108,751	$103,135	$79,294	5.5%	30.1%

The decrease in primary NIW generated by PMI Australia’s flow channel and RMBS channel in 2005 compared to the corresponding period in 2004 was primarily due to the slowing Australian mortgage origination and residential mortgage backed securities markets, competitive pricing, and the restructuring of a captive reinsurance arrangement causing the customer’s affiliated captive reinsurer to retain more mortgage default risk. The increase in primary NIW in 2004 compared to 2003 was driven primarily by RMBS insurance written and the appreciation of the Australian dollar relative to the U.S. dollar. The increases in primary insurance in force and risk in force at December 31, 2005 compared to December 31, 2004, and December 31, 2003, were driven primarily by NIW.

PMI Europe

The following table sets forth the results of PMI Europe for the years ended:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(USD in millions)
Premiums earned	$17.5	$20.9	$13.7	(16.3)%	52.6%
Net investment income	9.8	9.4	5.5	4.3%	70.9%
Other income (loss)	2.9	6.8	(0.5)	(57.4)%	—

Total revenues	30.2	37.1	18.7	(18.6)%	98.4%
Losses and LAE	1.9	3.5	2.6	(45.7)%	34.6%
Underwriting and operating expenses	13.2	7.0	3.2	88.6%	118.8%
Income taxes	5.3	9.3	1.9	(43.0)%	389.5%

Total expenses	20.4	19.8	7.7	3.0%	157.1%

Net income	$9.8	$17.3	$11.0	(43.4)%	57.3%

The average Euro/USD currency exchange rate was 1.2444 in 2005, 1.2443 in 2004, and 1.1329 in 2003. Changes in the average Euro/USD currency exchange rates from 2004 to 2005, and 2003 to 2004, favorably impacted PMI Europe’s net income by $0.1 million in 2005 and $1.5 million in 2004. Net income from PMI Europe in 2005 and 2004 includes a $0.4 million pre-tax realized gain and a $0.1 million pre-tax realized loss related to foreign currency put options, respectively.

Premiums earned—The decrease in premiums earned in 2005 compared to 2004 was due primarily to the expected decline in premiums earned associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003. The increase in premiums earned in 2004 compared to 2003 was due primarily to an increase in premiums earned associated with this portfolio. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to continue to decline.

Net investment income—Net investment income increased in 2005 and 2004 primarily due to the growth of the investment portfolio. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio, and to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. PMI Europe’s investment portfolio, including cash and cash equivalents, as of December 31, 2005 was $216.3 million, $229.3 million as of December 31, 2004, and $194.4 million as of December 31, 2003. The decrease in the investment portfolio in 2005 was primarily driven by the change in the Euro year end spot rate relative to the U.S. dollar as of December 2005. However, the Euro equivalent value of the portfolio increased primarily due to positive cash flows from operations and investment income earned. The pre-tax book yield was 4.5% for the years ended December 31, 2005, 2004 and 2003. PMI Europe incurred net realized investment losses of $0.1 million in 2005 compared with $0.5 million net realized investment gains in 2004 and 2003.

Other income—PMI Europe is currently a party to five transactions that are classified as derivatives. PMI Europe’s other income decreased in 2005 compared to 2004 as a result of the reduction in gains related to the change in the derivatives’ fair value to $0.8 million in 2005 from $5.6 million in 2004. As of December 31, 2005 and 2004, $6.8 million and $6.6 million, respectively, of deferred gains related to the initial fair value of these transactions were included in other liabilities. For the years ended December 31, 2005 and 2004, $1.6 million and

$1.3 million, respectively, of accretion from deferred gains were included in other income. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments.

Losses and LAE—PMI Europe’s losses and LAE performance continued to be favorable in 2005 and decreased from 2004. This reduction was offset by increases in a profit sharing obligation, discussed below. PMI Europe increased its loss reserves by $0.9 million and $1.0 million as of December 31, 2005 and 2004, respectively, primarily as a result of additional reserves posted for non-derivative accounted credit default swap transactions. (See Critical Accounting Policies and Estimates, below.) Claims paid, including claim payments from credit default swaps accounted for as derivatives, totaled $2.8 million in 2005, $1.0 million in 2004, and $0.8 million in 2003.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2005 compared to 2004 was due primarily to additional provisions for the R&SA profit-sharing obligation and increases in costs associated with expansion efforts. Under the terms of its agreement with R&SA, PMI Europe and R&SA share certain economic benefits if the loss performance of the U.K. mortgage insurance portfolio acquired by PMI Europe reaches agreed-upon levels. Based upon the favorable loss performance of this business to date, PMI Europe increased expenses related to this agreement in 2005 and will continue to do so in the future unless the loss performance becomes less favorable.

Risk in force—As of December 31, 2005, PMI Europe had assumed $2.0 billion of risk on $25.3 billion of mortgages on properties in the United Kingdom, and $0.8 billion of risk on $13.1 billion of mortgages on properties in Germany, Italy, the United States and the Netherlands. As of December 31, 2005, $1.7 billion of PMI Europe’s $2.8 billion of assumed risk was first loss default.

Hong Kong

The following table sets forth PMI’s Hong Kong reinsurance revenues for the years ended:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(USD in millions)
Gross reinsurance premiums written	$18.4	$12.8	$7.7	43.8%	66.2%
Reinsurance premiums earned	$11.0	$6.3	$5.3	74.6%	18.9%

PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation, or HKMC. The increases in gross reinsurance premiums written and reinsurance premiums earned in 2005 and 2004 were due primarily to an increase in mortgage origination activity and mortgage insurance product expansion. In July 2004, PMI’s Hong Kong branch began reinsuring residential mortgages with LTVs between 90.01% and 95.00%. In addition, premiums earned increased in 2005 compared to 2004 due to reported terminations of coverage for single premium policies. In 2005, the HKMC increased, and will increase further in 2006 and 2007, the percentage of mortgage insurance risk and associated premiums that it retains, negatively impacting PMI’s reinsurance and premiums written.

Financial Guaranty

The following table sets forth the results of our Financial Guaranty segment for the years ended:

				Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(USD in millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$74.9	$61.6	$2.4	21.6%	—
RAM Re	4.8	6.2	4.2	(22.6)%	47.6%

Total equity earnings	79.7	67.8	6.6	17.6%	927.3%
Income taxes	7.5	7.1	1.6	5.6%	343.8%

Income before extraordinary item	72.2	60.7	5.0	18.9%	—
Extraordinary gain on write-off of negative goodwill, net of income taxes of $0.4	—	—	5.4	—	—

Net income	$72.2	$60.7	$10.4	18.9%	483.7%

We completed our acquisition of an approximate 42% common equity ownership interest in FGIC on December 18, 2003. Accordingly, our consolidated results of operations do not reflect any results of FGIC prior to December 18, 2003. Our equity in earnings from FGIC for the period December 18 through December 31, 2003 was $2.4 million (pre-tax), excluding an extraordinary gain of $5.4 million after tax related to our share of negative goodwill written off by FGIC in connection with the purchase accounting adjustments. FGIC’s financial results for the years ended December 31, 2003, 2004 and 2005 are discussed below.

The decreases in equity in earnings from RAM Re in 2005 compared to 2004 were due primarily to a refinement of market value modeling resulting in unrealized losses of certain credit derivatives and increases in operating expenses. The increase in equity in earnings from RAM Re in 2004 compared to 2003 was largely due to increases in premiums earned and investment income in 2004.

The table below shows the main components of FGIC’s 2005, 2004, and 2003 financial results prior to, and after, our investment in FGIC on December 18, 2003.

	Year ended December 31, 2005	Year ended December 31, 2004	Period from December 18, 2003 through December 31, 2003	Period from January 1, 2003 through December 17, 2003	Year ended December 31, 2003 Combined
	(In thousands)
Net premiums written	$381,054	$313,878	$18,474	$247,560	$266,034
Net premiums earned	$224,569	$174,949	$8,582	$141,749	$150,331
Net investment income	$118,802	$98,002	$4,269	$112,619	$116,888
Net realized gains	$104	$559	$—	$31,506	$31,506
Loss and loss adjustment expenses	$18,506	$5,922	$236	$(6,757)	$(6,521)
Underwriting expenses	$81,761	$68,149	$7,161	$50,480	$57,641
Policy acquisition costs deferred	$(38,069)	$(32,952)	$(2,931)	$(23,641)	$(26,572)
Amortization of deferred policy acquisition costs	$8,302	$2,038	$10	$15,563	$15,573
Interest expense and other operating expenses	$26,460	$26,302	$149	$1,350	$1,499
Goodwill write-off	$—	$—	$—	$19,212	$19,212
Extraordinary gain	$—	$—	$13,852	$—	$13,852
Net income	$190,466	$156,880	$20,537	$174,628	$195,165
Preferred stock dividends	(17,295)	(16,348)	(627)	—	(627)

Net income available to common shareholders	$173,171	$140,532	$19,910	$174,628	$194,538

Less: extraordinary gain	—	—	13,852

Net income available to common shareholders before extraordinary gain	$173,171	$140,532	$6,058
TPG’s ownership interest in common equity	42.0%	42.1%	42.1%

TPG’s proportionate share of net income available to common stockholders	$72,715	$59,108	$2,358
TPG’s proportionate share of management fees and other	2,209	2,484	—

TPG’s equity in earnings from FGIC	$74,924	$61,592	$2,358

TPG’s proportionate share of extraordinary gain, net of taxes of $408			$5,418

*	TPG refers to The PMI Group.

As a result of the acquisition of FGIC on December 18, 2003, purchase accounting adjustments were made to FGIC’s consolidated balance sheet as of December 18, 2003 and are reflected in its consolidated results of operations subsequent to that date. As a result of the effects of these adjustments being included in FGIC’s results, net income and other line items (as discussed below) may not be comparable period over period. All 2003 results discussed below refer to FGIC’s full-year, combined results.

Premiums written and earned—Net premiums written and earned increased in 2005 and 2004 primarily due to growth in FGIC’s U.S. Public Finance and U.S. Structured Finance transactions and, to a lesser extent, International Finance transactions in those years. Additionally, FGIC recorded earned premiums from refundings of $54.8 million in 2005, compared to $42.7 million in 2004 and $44.9 million in 2003. The increase in earned premiums in 2005 and 2004 compared to 2003 was also partially due to a purchase accounting adjustment of unearned premiums as of December 18, 2003 to reflect the fair value of the unearned premium reserve at acquisition. When an obligation insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is repaid or legally defeased prior to the stated maturity.

Net investment income—Net investment income increased to $118.8 million in 2005 from $98.0 million in 2004 and $116.9 million in 2003 primarily due to the growth of the investment portfolio. The decrease in net investment income in 2004 was primarily due to purchase accounting adjustments, which increased the investment portfolio to fair value as of the acquisition date. This adjustment to FGIC’s investment portfolio resulted in a reduction of FGIC’s book yield to reflect current market rates as of the acquisition date. The decrease in net investment income in 2004 was also due to lower average invested assets as a result of a $284.3 million dividend paid by FGIC to GE Capital in 2003. There was also a significant reduction in net realized gains in 2004 versus 2003. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of double-A. The book yield of FGIC’s investment portfolio was 3.8% as of December 31, 2005 and 3.5% as of December 31, 2004.

Losses and LAE—The increase in FGIC’s loss and loss adjustment expenses in 2005 compared to 2004 was primarily due to its recording of $20.8 million of loss reserves primarily related to insured obligations in areas affected by Hurricane Katrina. Loss and loss adjustment expenses increased in 2004 compared to 2003 primarily due to a reduction in reserves prior to December 18, 2003.

Underwriting expenses—Underwriting expenses increased in 2005 and 2004 compared to 2003 primarily due to increases in headcount, partially offset by ceding commissions.

Deferred policy acquisition costs—The deferred policy acquisition cost (“DAC”) asset was $63.3 million at December 31, 2005 compared to $33.8 million at December 31, 2004. As a result of purchase accounting, the DAC asset prior to the December 2003 acquisition was written off. Therefore, the net increase resulted from new business. The amortization of deferred policy acquisition costs increased in 2005 to $8.3 million from $2.0 million in 2004 due to an increase in the DAC asset since the acquisition. Amortization of deferred policy acquisition costs was lower in 2004 compared to 2003, when the pre-acquisition DAC balance was amortized.

Interest expense and other operating expenses—FGIC’s interest expense and other operating expenses decreased in 2005 compared to 2004 due to a $3.9 million expense in the second quarter of 2004 related to the establishment of a new soft capital facility. FGIC recorded interest expense of $19.5 million in 2005 related to $325.0 million in senior notes issued in 2004. The senior notes are due January 15, 2034, accrue interest at 6% per annum. Interest is payable on the senior notes semiannually.

Goodwill write-off—In 2003, FGIC recognized a $19.2 million impairment of its historical goodwill related to the goodwill established when FGIC was acquired by GE Capital. The impairment charge occurred prior to the acquisition date but was a direct result of GE Capital pursuing the sale of FGIC.

Extraordinary gain—FGIC recorded a $13.9 million extraordinary gain as of December 18, 2003 related to negative goodwill. We recognized our proportionate share of FGIC’s extraordinary gain ($5.4 million net of tax) separately from equity in earnings from unconsolidated subsidiaries.

Other

The results of our Other segment include income and related operating expenses of MSC and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Equity in earnings from SPS in 2004 is included in this segment in equity earnings from unconsolidated subsidiaries. As a result of the sale of our interest in SPS in October 2005, equity in earnings or losses from our investment in SPS in 2005 is included in this segment in other income. The Other segment also includes the results from, and realized gain on sale of, the discontinued operations of APTIC. Our Other segment results are summarized as follows:

	2005	2004	2003	Percentage Change
				2005 vs. 2004	2004 vs. 2003
	(In millions)
Net investment income	$18.0	$19.3	$15.4	(6.7)%	25.3%
Equity in (losses) earnings from unconsolidated subsidiaries	$(0.7)	$0.4	$(15.6)	—	102.6%
Net realized investment losses	$(2.6)	$(0.6)	$(1.9)	333.3%	68.4%
Realized capital loss of equity investment held for sale (SPS)	$—	$(20.4)	$—	—	—
Other income	$18.0	$26.1	$40.1	(31.0)%	(34.9)%
Other operating expenses	$68.6	$71.9	$83.2	(4.6)%	(13.6)%
Interest expense and distributions on mandatorily redeemable preferred securities	$31.1	$34.5	$24.3	(9.9)%	42.0%
Income from discontinued operations, net of income taxes	$—	$3.8	$19.7	—	(80.7)%
Gain on sale of discontinued operations (APTIC), net of income taxes	$—	$29.0	$—	—	—
Net (loss) income	$(43.9)	$(15.8)	$(35.1)	177.8%	(55.0)%

The change in our Other segment’s net loss in 2005 compared to 2004 was primarily due to the 2004 realized gain on our sale of APTIC, partially offset by the realized capital loss on SPS in 2004, and the reduced fee income from contract underwriting in 2005. The net loss of $15.8 million in 2004 compared to $35.1 million in 2003 was primarily due to the gain on our sale of APTIC and equity in earnings from SPS in 2004, offset by the realized capital loss on SPS in 2004, reductions in income from APTIC in 2004 and reduced fee income from contract underwriting in 2004.

Net investment income—The decrease in net investment income in 2005 compared to 2004 was due primarily to declining market yields on the investment portfolio and a decrease in the size of our investment portfolio due to repurchases of our common shares. The increase in net investment income in 2004 compared to 2003 was due primarily to higher investment portfolio balances at The PMI Group and higher book yields in 2004.

Equity in earnings (losses)—For 2004 and 2003, our Other segment’s equity in earnings from unconsolidated subsidiaries includes equity in earnings (losses) from SPS of $0.4 million and ($17.7) million, respectively, and equity earnings from investments in certain limited partnerships. As a result of the reclassification of our interest in SPS to held for sale as of December 31, 2004, we reclassified equity in (losses) earnings from SPS to other income for 2005. Accordingly, equity losses from unconsolidated subsidiaries for 2005 include only equity losses from our limited partnership investments. In September 2003, SPS recorded $55.0 million of charges in connection with the FTC and HUD settlement, settlement of certain putative class action litigation, and estimated costs relating to certain state regulatory actions. Our proportionate share of such aggregate expenses was $19.1 million pre-tax and $17.8 million after tax.

Net realized investment losses—Net realized investment losses increased in 2005 compared to 2004 due primarily to a $2.1 million pre-tax realized capital loss on our equity investment in a private equity limited partnership investment that met the criteria for other-than-temporary impairment. In September 2003, we sold our ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC, collectively referred to as Truman, and incurred a $3.6 million capital loss which was included in net realized investment losses.

Other income—Other income primarily includes contract underwriting revenue generated by MSC. For 2005, other income includes such revenue, but is offset by $1.7 million of losses relating to our investment in SPS. In 2005, we recorded a $1.8 million after tax charge due to SPS’s $6.6 million reserve increase relating to expected Katrina-related losses on force placed hazard and flood reinsurance. In addition to the SPS-related losses, other income decreased in 2005 compared to 2004 as a result of a decline in contract underwriting activity and associated revenue. Other income decreased in 2004 compared to 2003 due primarily to a decline in contract underwriting activity related to lower mortgage origination and refinance volume.

Other operating expenses—Other operating expenses, which were incurred by MSC and The PMI Group, decreased in 2005 compared to 2004 due primarily to reductions in contract underwriting expenses due to lower levels of contract underwriting, partially offset by an increase in contract underwriting remedies from $10.0 million in 2004 to $14.5 million in 2005. As a result of expected lump-sum distributions, primarily from our Supplemental Employee Retirement Plan, in amounts sufficient to trigger settlement accounting under Statement of Financial Accounting Standard (“SFAS”) No. 88, we expect to revalue our pension-related liabilities in the second quarter of 2006. In connection with this revaluation, we expect to incur an expense of approximately $6 million to $7 million pre-tax in that quarter.

Interest expense and distributions on mandatorily redeemable preferred securities—Interest expense decreased in 2005 compared to 2004 due primarily to the capitalization of interest expense related to internally developed software costs. Interest expense and distributions on mandatorily preferred securities increased in 2004 compared to 2003 due primarily to the monthly interest expense relating to the 13.8 million 5.875% equity units we issued in November 2003.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity—The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its debt, payments of dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. In July 2005, our Board of Directors approved a $0.21 per share annual dividend beginning in the third quarter of 2005, representing an annual increase of $0.03 per share.

In the normal course of business, we evaluate The PMI Group’s capital and liquidity needs in light of its debt-related costs, holding company expenses, our dividend policy, and rating agency considerations. If we wish to provide additional capital to our existing operations, make new equity investments or increase our existing equity investments, we may need to increase the cash and investment securities held by The PMI Group. Our ability to raise additional funds for these purposes will depend on our ability to access the debt or equity markets and/or cause our insurance subsidiaries to pay dividends, subject to rating agency and insurance regulatory considerations and risk-to-capital limitations.

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, was $570.1 million at December 31, 2005, compared to $441.2 million at December 31, 2004. In 2005, we repurchased approximately $250 million of our common shares, completing the $100 million and $150 million common shares repurchase programs authorized in February 2005 and July 2005, respectively. In February 2006, our Board of Directors authorized an additional $150 million common shares repurchase program. It is our present intention to maintain a minimum of $100 million to $150 million of liquidity at our holding company in connection with various rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations as needed.

U.S. Mortgage Insurance Operations Liquidity—The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group, and the growth of its investment portfolio. We believe that the U.S. Mortgage Insurance Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. We have reached an agreement with CUNA Mutual Group, CMG’s other equity owner, to cause CMG to dividend to its parents approximately $35 million of dividends in 2006, subject to regulatory and rating agency approval. This agreement allows PMI to realize the benefit of a dividend received deduction in 2005 with regard to CMG dividends. PMI will receive 50% of any dividend from CMG.

International Operations Liquidity—The principal uses of International Operations’ liquidity are the payment of operating expenses, claim payments, profit commission obligations, taxes, and growth of its investment portfolio. We believe that International Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of International Operations’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

We have a $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at our request subject to approval by the lenders. The revolving credit facility contains certain financial covenants and restrictions, including a debt-to-capital ratio threshold and a risk-to-capital ratio threshold of 23 to 1. The PMI Group was in compliance with all debt covenants for the year ended December 31, 2005. There are no amounts outstanding related to the revolving credit facility as of December 31, 2005.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On April 26, 2005, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $300 million. This dividend was paid to The PMI Group in two equal installments in June and December of 2005.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of December 31, 2005, PMI’s risk-to-capital ratio was 8.2 to 1 compared to 8.2 to 1 at December 31, 2004 and 9.1 to 1 at December 31, 2003.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation, which is the parent corporation of Financial Guaranty Insurance Company. As described below, FGIC Corporation’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC’s

Corporation’s certificate of incorporation, a stockholder agreement between The PMI Group and the other investors in FGIC Corporation, and its 6.0% senior notes. Under New York insurance law, Financial Guaranty Insurance Company may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by Financial Guaranty Insurance Company during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period.

In addition, so long as any senior preferred stock or class B common stock issued upon conversion of that preferred stock is outstanding, FGIC Corporation’s certificate of incorporation generally prohibits the payment of dividends or other payments on any of FGIC Corporation’s capital stock, except the senior preferred stock, without the consent of the holder of two-thirds of the outstanding shares of that preferred stock (or the class B common stock issued upon conversion of that preferred stock). This restriction does not apply to cash dividends declared and paid on the class A common stock after the ninth anniversary of the closing of the FGIC investment provided that those dividends are paid from retained earnings in excess of the amount of FGIC’s retained earnings on the closing date of such investment, the amount of the dividends in any fiscal year does not exceed one-third of one percent of FGIC’s stockholders’ equity and equivalent dividends are paid on the class B common stock.

The stockholders agreement between The PMI Group and the other investors in FGIC also restricts the payment of dividends by FGIC. The stockholders agreement provides that FGIC will not declare or pay cash dividends to holders of its common stock prior to the earlier of the fifth anniversary of the closing of the investment and the completion of the first underwritten public offering of FGIC Corporation’s common stock, and, in any event, that such dividends will not be paid prior to the redemption of FGIC Corporation’s senior preferred stock and class B common stock. FGIC Corporation is further restricted in the payment of dividends by the terms of its 6% senior notes, due 2034.

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations, and purchase obligations. Cash payments related to our reserves for losses and LAE as of December 31, 2005 shown below are based upon management’s best estimate from historical experience as well as current economic conditions. These estimates could vary significantly based on, among other things, changes to claim rates and claim sizes. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. Minimum rental payments under non-cancelable operating leases as well as the obligation recorded under capital leases are provided in the table below.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Reserves for losses and LAE	$246,648	$113,890	$7,651	$652	$368,841
Long-term debt obligations (1)	100,754	392,273	26,573	581,308	1,100,908
Operating lease obligations	4,841	7,938	2,979	1,326	17,084
Purchase obligations	3,140	1,239	—	—	4,379

Total	$355,383	$515,340	$37,203	$583,286	$1,491,212

(1)	Includes $819.5 million of principal debt, $271.5 million of scheduled interest and $9.9 million of contract adjustment payments related to our equity units.

We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2005, we had committed to fund, if called upon to do so, $6.1 million of additional equity in certain limited partnership investments. This commitment to fund is excluded from the above table. Capitalized costs associated with software developed for internal use were $24.9 million in 2005 and $29.5 million in 2004. We expect to continue to invest in internally and externally developed software.

Consolidated Investments:

Net Investment Income

Net investment income consists of:

	2005	2004	2003
	(In thousands)
Fixed income securities	$151,513	$146,057	$135,162
Equity securities	9,274	9,751	7,965
Short-term investments	21,397	15,389	7,920

Investment income before expenses	182,184	171,197	151,047
Investment expenses	(2,721)	(2,588)	(1,268)

Net investment income	$179,463	$168,609	$149,779

Net investment income increased in 2005 compared to 2004 and in 2004 compared to 2003, due to growth in our investment portfolio and increased book yields in Australia. The Australian book yield increase in 2005 reflects the higher interest rate environment.

Realized Investment Gains and Losses

Realized investment gains and losses on investments are composed of:

	2005	2004	2003
	(In thousands)
Fixed income securities:
Gross gains	$857	$1,910	$7,119
Gross losses	(1,446)	(6,184)	(6,560)

Net (losses) gains	(589)	(4,274)	559
Equity securities:
Gross gains	6,707	6,607	7,274
Gross losses	(1,952)	(2,551)	(3,996)

Net gains	4,755	4,056	3,278
Short-term investments:
Gross gains	—	3,200	—
Gross losses	(17)	(361)	(289)

Net (losses) gains	(17)	2,839	(289)
Investments in unconsolidated subsidiaries:
Gross gains	—	—	363
Gross losses	(2,099)	—	(3,827)

Net losses	(2,099)	—	(3,464)

Net realized investment gains before income taxes	2,050	2,621	84
Income taxes	(717)	(917)	(28)

Total net realized investment gains after income taxes	$1,333	$1,704	$56

Net realized gains decreased by $0.4 million after-tax in 2005 compared with 2004 and increased $1.6 million after-tax in 2004 compared with 2003. During 2005, we recognized a $2.1 million pre-tax realized capital loss on a private equity limited partnership agreement. The increase in 2004 compared to 2003 was due mainly to a reduction in fixed income sales activity in 2003. In addition, other-than-temporary impairment of our equity portfolio was $0.6 million, $0.2 million and $0.3 million in 2005, 2004, and 2003, respectively. During 2003, we sold our ownership interest in Truman Capital Founders, LLC, an unconsolidated subsidiary, and recognized a realized capital loss of $3.6 million pre-tax. The $20.4 million pre-tax realized capital loss on equity investment held for sale (SPS) recognized in 2004 was separately classified in our consolidated statement of operations and was therefore not included in the above table.

Unrealized Gains and Losses

The change in net unrealized gains and losses net of deferred taxes consists of:

	2005	2004	2003
	(In thousands)
Fixed income securities	$(8,531)	$4,006	$(9,138)
Equity securities	1,290	3,174	17,964
Investments in unconsolidated subsidiaries	(15,044)	4,330	3,516
Short-term investments	(898)	(3,247)	(5)
Discontinued operations—APTIC	—	(1,317)	1,105

Change in unrealized investment (losses) gains, net of deferred taxes	(23,183)	6,946	13,442
Realized investment gains, net of income taxes	1,333	1,704	56

Total change in net unrealized (losses) gains, net of income taxes	$(21,850)	$8,650	$13,498

The change in unrealized gains and losses in 2005 in comparison to 2004 was due primarily to increases in interest rates that caused market value declines relative to our consolidated fixed income portfolio and our ownership interest in our unconsolidated equity investments. As interest rates, market and other economic conditions change, we expect the market value of the securities in our consolidated investment portfolio and of our unconsolidated equity investments to be affected.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of December 31, 2005 and 2004. Amounts shown under “Other” include the investment portfolio of The PMI Group:

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2005
Fixed income securities:
U.S. municipal bonds	$1,683,549	$—	$10,383	$1,693,932
Foreign governments	—	525,569	—	525,569
Corporate bonds	10,810	394,255	170,967	576,032
U.S. government and agencies	8,328	—	3,311	11,639
Mortgage-backed securities	3,579	—	2,844	6,423

Total fixed income securities	1,706,266	919,824	187,505	2,813,595
Equity securities:
Common stocks	114,042	27,771	—	141,813
Preferred stocks	96,588	—	—	96,588

Total equity securities	210,630	27,771	—	238,401
Short-term investments	912	24,590	116,822	142,324

Total investments	$1,917,808	$972,185	$304,327	$3,194,320

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2004
Fixed income securities:
U.S. municipal bonds	$1,739,894	$—	$9,843	$1,749,737
Foreign governments	—	510,810	—	510,810
Corporate bonds	11,331	400,663	228,963	640,957
U.S. government and agencies	8,448	—	3,962	12,410
Mortgage-backed securities	5,427	—	5,526	10,953

Total fixed income securities	1,765,100	911,473	248,294	2,924,867
Equity securities:
Common stocks	104,798	24,512	—	129,310
Preferred stocks	110,633	—	—	110,633

Total equity securities	215,431	24,512	—	239,943
Short-term investments	776	14,722	113,205	128,703

Total investments	$1,981,307	$950,707	$361,499	$3,293,513

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At December 31, 2005, the fair value of these securities in our consolidated investment portfolio was $3.2 billion compared to $3.3 billion at December 31, 2004. The decrease was primarily the result of decreases in foreign currency translation rates in our international operations from December 31, 2005 to December 31, 2004, partially offset by positive cash flows from consolidated operations and a decrease in unrealized gains in our investment portfolio (see above).

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

The following table summarizes the rating distributions of our consolidated investment portfolio as of December 31, 2005.

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
AAA or equivalent	65.4%	59.5%	32.5%	59.6%
AA	19.3%	21.5%	41.1%	22.7%
A	13.7%	14.4%	22.1%	14.9%
BBB	1.6%	4.5%	4.3%	2.8%
Below investment grade	—	0.1%	—	—

Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the pre-tax book yield of our consolidated investment portfolio by book yield as of December 31, 2005 and 2004.

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
2005	5.21%	5.59%	4.33%	5.18%
2004	5.14%	5.56%	4.04%	5.07%

The following table presents the components of comprehensive income:

	2005	2004	2003
	(In thousands)
Net income	$409,169	$399,333	$299,433
Other comprehensive (loss) income, net of deferred taxes:
Change in unrealized gains on investments arising during the period, net of deferred (benefits) taxes of $(13,674), $1,793, and $7,172	(21,850)	8,650	13,498
Reclassification of realized gains included in net income, net of taxes	(1,333)	(1,704)	(56)
Change in currency translation gains	(55,033)	31,666	116,825

Comprehensive income	$330,953	$437,945	$429,700

Our other comprehensive income consists of changes in unrealized net gains and losses on investments, less realized gains and losses in the current period earnings and currency translation gains and losses, net of deferred taxes.

Debt and Equity Financing

As of December 31, 2005, our consolidated shareholders’ equity was $3.2 billion. The carrying value of our long-term debt outstanding issued by The PMI Group at December 31 was as follows:

	2005	2004
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$359,986
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,529

The 3.00% Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,044,520 shares of PMI common stock for an aggregate purchase price of $345.0 million. The senior notes are scheduled to be remarketed in August 2006. Assuming that the remarketing is successful, a portion of the proceeds from the remarketing will be applied to satisfy the equity unit holders’ obligations under the purchase contracts to purchase up to 9,044,520 shares of common shares under the purchase contracts and we will receive approximately $345 million in the fourth quarter of 2006. If the senior notes are not successfully remarketed, the holders of the senior notes will have a right to put the senior notes to us on November 15, 2006, the purchase contract settlement date. Contract adjustment payments are made on the stated value of the equity units at a rate of 2.875% per annum. Additionally in November 2003, we issued 5,750,000 shares of our common shares for an aggregate purchase price of approximately $220 million.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2006, 2008, 2011, and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common shares over a specified period, provided that the shares of common shares to be issued are registered under the Securities Act, if required. On July 15, 2004, certain debenture holders required us to repurchase a nominal amount of the debentures. We have the option to redeem some or all of the debentures on or after July 15, 2006 for a price equal to the principal amount of the debentures plus any accrued and unpaid interest. In addition, the debentures may be converted into common shares at the debenture holder’s option, prior to stated maturity, if specified requirements are met (See

Item 8. Financial Statements and Supplementary Data—Note 10. Long-Term Debt and Line of Credit). In the event we choose to redeem or are required to repurchase some or all of the debentures, it may be necessary for us to access the capital markets. Due to the common shares conversion feature of these debentures, they satisfy the criteria for contingently convertible debt, or CoCo’s, according to EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The dilutive effect of CoCo’s is included in our consolidated dilutive earnings per share for all periods presented, which had no impact on our short- or long-term liquidity or capital resources.

The 6.75% Senior Notes described above relate to our issuance in November 1996 of $100.0 million in face amount of 6.75% senior notes, of which $62.95 million remain outstanding. The Senior Notes bear interest at the rate of 6.75% per annum paid semiannually and mature on November 15, 2006. No sinking fund is required or provided for the Senior Notes and they are not redeemable prior to maturity. We expect to refinance or repay the Senior Notes at or prior to maturity.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On December 31, 2005, CMG’s risk-to-capital ratio was 12.2 to 1 compared to 13.0 to 1 as of December 31, 2004.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $385.8 million in 2005 compared to $390.5 million in 2004. Cash flows from operations declined slightly as the increase in claim payments and underwriting expense were principally offset by increases in premiums earned and in investment income in 2005 compared to 2004.

Consolidated cash flows generated by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $174.2 million in 2005 as compared to $411.8 million used in investing activities in 2004. The difference was due primarily to our increased purchases of fixed income securities during 2005 compared to 2004. The reduction in investing activity was due primarily to our increases in cash and cash equivalents in order to achieve a higher level of liquidity to fund common share repurchases and an extraordinary dividend to The PMI Group from PMI.

Consolidated cash flows used in financing activities, including purchases of common shares, proceeds from issuance of long-term debt and equity, repayment of long-term debt, and dividends paid to shareholders, was $237.9 million in 2005 compared to $79.4 million cash flows in 2004. The difference was due primarily to $250.0 million of repurchases of common shares in 2005 compared to $100 million in 2004.

Off-Balance Sheet Arrangements

Under certain circumstances, when we make an underwriting error in the course of providing contract underwriting services to a customer, we issue to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error is discovered and is usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for any costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2005, we estimate that the total principal balance of indemnified loans was between approximately $60 million and $80 million. We believe a number of factors will cause our contingent liability with respect to these indemnifications to be significantly lower than this amount. These factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a small portion of the indemnified loans to default; (iii) loans in default may not cause our customers to incur losses due to home appreciation; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire. In 2005, we paid customers $1.1 million pursuant to loan indemnifications compared to approximately $1.4 million in 2004. These amounts are included in our expenses associated with contract underwriting remedies.

As part of the sale of our interest in SPS on October 4, 2005, we and SPS’s other prior shareholders indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. This indemnification obligation could potentially reduce the monthly proceeds that we expect to receive from CSFB in 2006 through 2008. The maximum indemnification obligation for SPS’s operations will not exceed approximately $34 million. Our portion of this obligation is 61.4% or $20.7 million. As of December 31, 2005, we have a $6.4 million liability related to this indemnification.

In connection with structured transactions in the U.S., Europe and Australia, we are often required to provide narrative and/or financial information relating to us and our subsidiaries to mortgage-backed securities issuers for inclusion in the relevant offering documents and the issuers’ ongoing SEC filings. In connection with the provision of such information, we or our subsidiaries may be required to indemnify the issuer of the mortgage-backed securities with respect to the information’s accuracy and completeness and its compliance with applicable U.S. securities laws and regulations.

Ratings

The rating agencies have assigned the following ratings and outlooks to The PMI Group and certain of its wholly owned subsidiaries:

	Insurer Financial Strength Ratings			Senior Unsecured Debt	Capital Securities
	PMI	PMI Australia(1)	PMI Europe	The PMI Group	PMI Capital I
S&P	AA (stable)	AA (stable)	AA (stable)	A (stable)	BBB+ (stable)

Fitch	AA+ (stable)	AA (stable)	AA (stable)	A+ (stable)	A (stable)

Moody’s	Aa2 (stable)	Aa2 (stable)	Aa3 (stable)	A1 (stable)	A2 (stable)

(1)	In January 2006, the rating agencies withdrew the ratings of PMI Indemnity following the transfer of its portfolio and policyholders’ obligations to PMI Ltd.

Any significant decreases in our ratings may adversely affect the ratings of FGIC. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the stockholders agreement entered into in connection with the acquisition of FGIC provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, S&P, Fitch and Moody’s, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC, and our ability to increase our ownership interest in FGIC in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transaction. Any decrease in our ratings could also negatively impact PMI Australia’s and PMI Europe’s ratings, which could place them at a competitive disadvantage.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting policies involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss reserves and LAE. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of our actuarially determined range at December 31, 2005 and December 31, 2004.

Changes in loss reserves can materially affect our consolidated net income. The process of reserving losses involves significant management judgment and requires us to forecast the interest rate, employment and housing market environments, which are highly uncertain. In addition, different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of December 31, 2005 and 2004 on a segment and consolidated basis:

	As of December 31, 2005			As of December 31, 2004
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$302.5	$391.5	$345.5	$300.0	$379.8	$338.6
International Operations*	15.9	36.0	23.3	15.0	38.7	26.2

Consolidated reserves for losses and LAE	$318.4	$427.5	$368.8	$315.0	$418.5	$364.8

*	International Operations includes reserves for losses and LAE for PMI Australia and PMI Europe.

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at December 31, 2005 and 2004 at the approximate mid-point of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Our increase to the reserve balance at December 31, 2005 was due primarily to the higher proportion of delinquencies developing into claims, and to a lesser extent, an increase in primary loans in default. We believe that the increase in primary loans in default was primarily due to the effects of the 2005 hurricanes. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2005	2004	2003
	(In millions)
Balance at January 1,	$338.6	$325.3	$315.7
Reinsurance recoverables	(2.4)	(3.3)	(3.8)

Net balance at January 1,	336.2	322.0	311.9
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	247.0	239.1	218.3
Prior years	6.3	(5.9)	(3.6)

Total incurred	253.3	233.2	214.7
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(19.6)	(17.9)	(10.2)
Prior years	(226.9)	(201.1)	(194.4)

Total payments	(246.5)	(219.0)	(204.6)

Net balance at December 31,	343.0	336.2	322.0
Reinsurance recoverables	2.5	2.4	3.3

Balance at December 31,	$345.5	$338.6	$325.3

The above loss reserve reconciliation shows the components of changes in our reserves for losses and LAE for the periods presented. Losses and LAE payments of $246.5 million, $219.0 million and $204.6 million for the periods ended 2005, 2004 and 2003, respectively, reflect amounts paid during the period presented and are not subject to estimation. Losses and LAE incurred, net of changes to prior years, of $253.3 million, $233.2 million and $214.7 million for the periods ended 2005, 2004 and 2003, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. These estimation changes are principally reflected within the total losses and LAE incurred line item which reflects an increase to incurred related to prior years of $6.3 million for the period ended 2005 and reductions to incurred related to prior years of $5.9 million and $3.6 million for the periods ended 2004 and 2003, respectively. The table below breaks down the 2005, 2004 and 2003 changes in reserves by particular accident years.

					Changes in Incurred
	Losses and LAE Incurred				2005 vs. 2004	2004 vs. 2003	2003 vs. 2002
Accident Year	2005	2004	2003	2002
	(In millions)
1998 and prior	$—	$—	$—	$—	$(0.2)	$(0.2)	$(1.0)
1999	69.2	69.2	69.4	70.0	—	(0.2)	(0.6)
2000	102.6	102.4	103.6	101.4	0.2	(1.2)	2.2
2001	184.8	184.1	183.8	157.1	0.7	0.3	26.7
2002	220.2	213.4	204.1	235.0	6.8	9.3	(30.9)
2003	217.6	204.4	218.3	—	13.2	(13.9)	—
2004	224.7	239.1	—	—	(14.4)	—	—
2005	247.0	—	—	—	—	—	—

Total					$6.3	$(5.9)	$(3.6)

The $6.3 million increase and $5.9 million and $3.6 million reductions in 2005, 2004 and 2003 over prior years, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $6.3 million increase in prior years’ reserves during 2005 was due primarily to an increase in the primary and pool claim rates, partially offset by a reduction in the incurred but not reported estimate. The $5.9 million reduction in prior years’ reserves during 2004 was due primarily to a reduction in the incurred but not reported estimate and to a lesser extent our reallocation of reserves between 2003 and 2002. The $3.6 million reduction in prior years’ reserves during 2003 were due primarily to our reallocation of reserves between accident years combined with more favorable claim size and certain pool portfolio loss development trends.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance for the years ended:

	2005	2004
	(In thousands)
Primary insurance	$307,065	$306,023
Pool insurance	38,470	32,597

Total reserves for losses and LAE	$345,535	$338,620

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or (“IBNR”), and the cost to settle claims, or LAE for the years ended:

	2005	2004
	(In thousands)
Loans in default	$287,691	$274,225
Incurred but not reported	44,665	51,376
Cost to settle claims (LAE)	13,179	13,019

Total reserves for losses and LAE	$345,535	$338,620

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the December 31, 2005 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of December 31, 2005, the effect on pre-tax income would be approximately $2 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement as of the December 31, 2005, the effect on pre-tax income would be approximately $1 million.

These sensitivities are hypothetical and should be viewed in that light. For example, the relationship of a change in assumption relating to future average claim size, claim rate or cost of claims settlement to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the loss, IBNR and LAE reserves is calculated without changing any other assumption. Changes in one factor may result in changes in another which might magnify or counteract the sensitivities. Changes in factors such as persistency or cure rates can also affect the actual losses incurred. To the extent persistency increases and assuming all other variables remain constant, the absolute dollars of claims paid will increase as insurance in force will remain in place longer, thereby generating a higher potential for future incidences of loss. Conversely, if persistency were to decline, absolute claim payments would decline. In addition, changes in cure rates would positively or negatively affect total losses if rates increased or decreased, respectively.

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this annual report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at December 31, 2005, of $7.8 million to $9.8 million. In connection with the filing of PMI Australia’s 2005 statutory financial statements with APRA in April 2006, our actuaries must perform an additional actuarial analysis of PMI Australia’s losses and LAE. As a result of this additional analysis, our actuaries may provide a different actuarial range with respect to PMI Australia’s reserves for losses and LAE. As of December 31, 2005, PMI Australia’s recorded reserves for losses and LAE were $8.5 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above and the work performed, and being performed, by our actuaries. Our estimate of $8.5 million represents a decrease of $1.3 million from PMI Australia’s reserve balance of $9.8 million at December 31, 2004. This decrease was due in part to foreign currency fluctuations between the Australian and U.S. dollar and our refinement of expected ultimate claim rates and severity.

Our actuaries calculated a range for PMI Europe’s loss reserves at December 31, 2005 of $8.1 million to $26.2 million. The primary drivers of this loss reserve range are the portfolio acquired from R&SA, for which we have limited claim and delinquency history, and our German first loss credit default swap transactions. PMI Europe’s recorded loss reserves at December 31, 2005 were $14.8 million, which represented management’s best estimate and a decrease of $1.6 million from PMI Europe’s reserve balance of $16.4 million at December 31, 2004. PMI Europe increased its reserves by $0.9 million in 2005 as a result of additional delinquencies on its non-derivative credit default swaps. However, this increase was offset by favorable changes to the U.S. dollar to Euro exchange rate and the reserve release related to the R&SA portfolio during 2005. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions, and industry information.

The following table shows a breakdown of International Operations’ loss and LAE reserves for the years ended:

	2005	2004
	(In thousands)
Loans in default	$16,816	$14,912
Incurred but not reported	4,578	9,964
Cost to settle claims (LAE)	1,908	1,348

Total loss and LAE reserves	$23,302	$26,224

Incurred but not reported decreased in 2005 compared to 2004 due primarily to PMI Europe.

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2005	2004	2003
	(In millions)
Balance at January 1,	$26.2	$21.7	$17.8
Reinsurance recoverables	1.0	—	—

Net balance at January 1,	25.2	21.7	17.8
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	13.4	9.3	9.8
Prior years	(9.1)	(5.2)	(15.4)

Total incurred	4.3	4.1	(5.6)
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(1.0)	(0.5)	(0.6)
Prior years	(3.1)	(1.4)	(2.7)

Total payments	(4.1)	(1.9)	(3.3)

Acquisitions of insurance portfolio and wholly-owned subsidiary	—	—	7.9
Foreign currency translations	(2.9)	1.3	4.9

Net balance at December 31,	22.5	25.2	21.7
Reinsurance recoverables	0.8	1.0	—

Balance at December 31,	$23.3	$26.2	$21.7

The reductions in losses and LAE incurred relating to prior years of $9.1 million, $5.2 million and $15.4 million in 2005, 2004 and 2003, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last three years. PMI Europe contributed to the release in prior years reserves due to certain reductions in reserves related to the R&SA portfolio.

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

If we believe a decline in the value of a particular investment is temporary and we have the ability and intent to hold to recovery, we record the decline as an unrealized loss within our consolidated balance sheet under “accumulated other comprehensive income” in shareholders’ equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

The following table shows our investment portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$76,944	$(482)	$—	$—	$76,944	$(482)
Foreign governments	62,004	(53)	692	(15)	62,696	(68)
Corporate bonds	33,364	(713)	81,500	(2,353)	114,864	(3,066)
U.S. government and agencies	139	—	258	(8)	397	(8)

Total fixed income securities	172,451	(1,248)	82,450	(2,376)	254,901	(3,624)
Equity securities:
Common stocks	16,695	(1,173)	381	(3)	17,076	(1,176)
Preferred stocks	7,158	(220)	—	—	7,158	(220)

Total equity securities	23,853	(1,393)	381	(3)	24,234	(1,396)

Short-term investments	—	—	96,822	(3,178)	96,822	(3,178)

Total	$196,304	$(2,641)	$179,653	$(5,557)	$375,957	$(8,198)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2005 and 2004 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold until such investments recover in value or mature. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.6 million in 2005 and $0.2 million in 2004.

The following table provides the composition of our fixed income securities with an unrealized loss at December 31, 2005 in relation to the total of all our fixed income securities with an unrealized loss by contractual maturities.

	Percent of Market Value	Percent of Unrealized Loss	Number of Items
Due in one year or less	28.0%	3.5%	11
Due after one year through five years	22.0%	41.5%	27
Due after five years through ten years	15.1%	25.4%	8
Due after ten years	34.9%	29.6%	18
Mortgage backed securities	0.0%	0.0%	2

Total fixed income securities	100.0%	100.0%	66

Revenue Recognition

We generate a significant portion of our consolidated revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. The earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 21.5%, 19.0% and 27.8% of gross premiums written from mortgage insurance in 2005, 2004 and 2003, respectively, and come predominantly from PMI Australia in our International Operations segment with the exception of two large single premium policies written in the fourth quarter of 2005 in our U.S. Mortgage Insurance Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The earnings pattern calculation is an estimation process and, accordingly, we review the premium earnings pattern for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development by type of insurance contract. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that the recoverability of the deferred costs is not probable. Generally, in order for policy cancellations to create an impairment of policy acquisition costs related to our monthly and annual products, we estimate that, due primarily to scheduled amortization, our annual cancellation rate would need to exceed 60% before it would become probable that deferred policy costs associated with PMI’s monthly and annual premium policies would not be recoverable. Since 1993, PMI’s highest annual cancellation rate was 56% which occurred in 2003. No impairment for monthly or annual policies was recognized for that year. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process, specifically related to single premium policies, on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Impairment Analysis of Investments in Unconsolidated Subsidiaries

Periodically, or as events dictate, we evaluate potential impairment of our investments in unconsolidated subsidiaries. Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment loss would be recognized in our consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of our ownership interests of unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

On October 4, 2005, we completed the sale of our equity ownership interest in SPS to CSFB. We received cash payments of approximately $99 million for our holdings in SPS and expect to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated fair value at closing of approximately $20.7 million. As of December 31, 2005, the carrying value of the residual interest was $16.4 million. We and SPS’s other former shareholders have agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2005, we recorded a liability of $6.4 million with respect to this indemnification. Simultaneously with the sale, we received repayment of the outstanding balance on our related party receivable from SPS in the amount of $5.1 million.

In 2005, we determined that a certain private equity limited partnership investment met the criteria for other-than-temporary impairment. We recorded a $2.1 million pre-tax realized capital loss against our carrying value of this limited partnership.

FASB Project

During 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in accounting practices requested the Financial Accounting Standards Board (“FASB”) staff to review and potentially clarify the applicable existing accounting guidance. As noted in the minutes of its June 8, 2005 meeting, the FASB agreed to consider whether additional accounting guidance is necessary for the financial guaranty industry as well as other insurance products with similar characteristics, such as mortgage guarantee contracts and credit insurance. Due to the FASB’s decision to include mortgage guarantee insurance within the scope of this project, PMI, CMG, FGIC and RAM Re, along with other companies in the mortgage insurance and financial guaranty industries, may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, its or the SEC’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005 and 2004, our consolidated investment portfolio was $3.2 billion and $3.3 billion, respectively. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2005, 88.1% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government and agency bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of December 31, 2005:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$324,762
200 basis point decline	$243,755
100 basis point decline	$135,489
100 basis point rise	$(135,627)
200 basis point rise	$(319,189)
300 basis point rise	$(490,443)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 5.1 as of December 31, 2005, and we do not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows, based on the above projections.

As of December 31, 2005, $780.0 million excluding cash and cash equivalents of our invested assets was held by PMI Australia and was predominantly denominated in Australian dollars. The value of the Australian dollar weakened relative to the U.S. dollar to 0.7328 U.S. dollars at December 31, 2005 compared to 0.7802 at December 31, 2004 and 0.7520 at December 31, 2003. As of December 31, 2005, $192.2 million, excluding cash and cash equivalents of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The value of the Euro appreciated relative to the U.S. dollar to 1.1849 U.S. dollars at December 31, 2005, compared to 1.3554 at December 31, 2004 and 1.2595 at December 31, 2003. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

Our independent registered public accounting firm has issued an audit report on management’s assessment of our internal control over financial reporting. That report appears below in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of The PMI Group, Inc.:

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

March 8, 2006

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of The PMI Group, Inc:

We have audited management’s assessment, included in the accompanying report from management, that The PMI Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The PMI Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The PMI Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The PMI Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The PMI Group, Inc. and our report, dated March 8, 2006, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

March 8, 2006

Los Angeles, California

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$817,602	$770,399	$696,928
Net investment income	179,463	168,609	149,779
Equity in earnings from unconsolidated subsidiaries	97,885	83,554	4,597
Net realized investment gains	2,050	2,621	84
Realized capital loss on equity investment held for sale (Notes 2 and 5)	—	(20,420)	—
Other income	20,783	33,473	40,333

Total revenues	1,117,783	1,038,236	891,721

LOSSES AND EXPENSES
Losses and loss adjustment expenses	257,779	237,282	209,088
Amortization of deferred policy acquisition costs	74,387	85,216	89,327
Other underwriting and operating expenses	213,649	204,695	175,693
Litigation settlement refund	—	(2,574)	—
Interest expense and distributions on mandatorily redeemable preferred securities	31,137	34,626	24,491

Total losses and expenses	576,952	559,245	498,599

Income from continuing operations before income taxes	540,831	478,991	393,122
Income taxes from continuing operations	131,662	112,459	118,814

Income from continuing operations after income taxes	409,169	366,532	274,308

Income from discontinued operations before income taxes (Note 18)	—	5,756	26,893
Income taxes from discontinued operations	—	1,958	7,186

Income from discontinued operations after income taxes	—	3,798	19,707

Gain on sale of discontinued operations, net of income taxes of $16,536	—	29,003	—

Income before extraordinary item	409,169	399,333	294,015
Extraordinary gain on write-off of negative goodwill, net of income taxes of $408 (Note 5)	—	—	5,418

NET INCOME	$409,169	$399,333	$299,433

PER SHARE DATA (Notes 2, 5 and 18)
Basic:
Continuing operations	$4.46	$3.84	$3.05
Discontinued operations	—	0.04	0.22
Gain on sale of discontinued operations	—	0.30	—
Extraordinary gain	—	—	0.06

Basic net income	$4.46	$4.18	$3.33

Diluted:
Continuing operations	$4.10	$3.55	$2.84
Discontinued operations	—	0.04	0.20
Gain on sale of discontinued operations	—	0.28	—
Extraordinary gain	—	—	0.05

Diluted net income	$4.10	$3.87	$3.09

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$2,813,595	$2,924,867
Equity securities:
Common	141,813	129,310
Preferred	96,588	110,633
Short-term investments	142,324	128,703

Total investments	3,194,320	3,293,513
Cash and cash equivalents	595,112	328,037
Investments in unconsolidated subsidiaries	984,925	911,604
Equity investment held for sale	—	109,519
Related party receivables	2,864	18,439
Accrued investment income	43,707	45,077
Premiums receivable	56,810	59,511
Reinsurance receivables and prepaid premiums	27,060	46,252
Reinsurance recoverables	3,278	3,405
Deferred policy acquisition costs	86,170	92,438
Property, equipment and software, net of accumulated depreciation and amortization	186,929	178,778
Other assets	72,961	59,394

Total assets	$5,254,136	$5,145,967

LIABILITIES
Reserve for losses and loss adjustment expenses	$368,841	$364,847
Unearned premiums	490,899	484,815
Long-term debt	819,529	819,529
Reinsurance payables	54,409	63,045
Deferred income taxes	101,837	105,512
Other liabilities and accrued expenses	187,831	170,464

Total liabilities	2,023,346	2,008,212

Commitments and contingencies (Notes 9 and 14)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 88,713,377 and 94,025,274 shares outstanding	1,114	1,114
Additional paid-in capital	466,474	455,450
Treasury stock, at cost (22,623,577 and 17,311,680 shares)	(652,957)	(421,810)
Retained earnings	3,207,737	2,816,363
Accumulated other comprehensive income, net of deferred taxes	208,422	286,638

Total shareholders’ equity	3,230,790	3,137,755

Total liabilities and shareholders’ equity	$5,254,136	$5,145,967

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, JANUARY 1, 2003		105,588	$1,056	$267,234	(15,644)	$(342,093)	$2,149,877	$117,759	$2,193,833
Common stock grants for the exercise of stock options		—	—	6,473	649	15,907	—	—	22,380
Common stock issuance under Employee Stock Purchase Plan		—	—	—	70	1,710	—	—	1,710
Common stock issuance, net		5,749	58	207,860	—	—	—	—	207,918
Purchase contract, including costs		—	—	(40,059)	—	—	—	—	(40,059)
Common stock repurchases		—	—	—	(1,250)	(19,719)	—	—	(19,719)
Dividends declared		—	—	—	—	—	(11,734)	—	(11,734)
Net income	$299,433	—	—	—	—	—	299,433	—	299,433
Change in unrealized gains on investments, net of deferred taxes of $7,172	13,498	—	—	—	—	—	—	13,498	13,498
Reclassification of realized gains included in net income, net of taxes	(56)	—	—	—	—	—	—	(56)	(56)
Foreign currency translation adjustment	116,825	—	—	—	—	—	—	116,825	116,825

Comprehensive income	$429,700

BALANCE, DECEMBER 31, 2003		111,337	1,114	441,508	(16,175)	(344,195)	2,437,576	248,026	2,784,029
Common stock grants for the exercise of stock options		—	—	13,942	1,237	20,109	—	—	34,051
Common stock issuance under Employee Stock Purchase Plan		—	—	—	96	2,274	—	—	2,274
Common stock repurchases		—	—	—	(2,470)	(99,998)	—	—	(99,998)
Dividends declared		—	—	—	—	—	(15,738)	—	(15,738)
Elimination of reporting lag for equity investment (Note 2)		—	—	—	—	—	(4,808)	—	(4,808)
Net income	$399,333	—	—	—	—	—	399,333	—	399,333
Change in unrealized gains on investments, net of deferred taxes of $1,793	8,650	—	—	—	—	—	—	8,650	8,650
Reclassification of realized gains included in net income, net of taxes	(1,704)	—	—	—	—	—	—	(1,704)	(1,704)
Foreign currency translation adjustment	31,666	—	—	—	—	—	—	31,666	31,666

Comprehensive income	$437,945

BALANCE, DECEMBER 31, 2004		111,337	1,114	455,450	(17,312)	(421,810)	2,816,363	286,638	3,137,755
Common stock grants for the exercise of stock options		—	—	11,024	839	15,453	—	—	26,477
Common stock issuance under Employee Stock Purchase Plan		—	—	—	140	3,402	—	—	3,402
Common stock repurchases		—	—		(6,291)	(250,002)	—	—	(250,002)
Dividends declared		—	—	—	—	—	(17,795)	—	(17,795)
Net income	$409,169	—	—	—	—	—	409,169	—	409,169
Change in unrealized gains on investments, net of deferred taxes of $13,674	(21,850)	—	—	—	—	—	—	(21,850)	(21,850)
Reclassification of realized gains included in net income, net of taxes	(1,333)	—	—	—	—	—	—	(1,333)	(1,333)
Foreign currency translation adjustment	(55,033)	—	—	—	—	—	—	(55,033)	(55,033)

Comprehensive income	$330,953

BALANCE, DECEMBER 31, 2005		111,337	$1,114	$466,474	(22,624)	$(652,957)	$3,207,737	$208,422	$3,230,790

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$409,169	$399,333	$299,433
Income from discontinued operations, net of income taxes	—	(3,798)	(19,707)
Gain on sale of discontinued operations, net of income taxes	—	(29,003)	—
Extraordinary gain from write-off of negative goodwill, net of income taxes	—	—	(5,418)

Net income from continuing operations before extraordinary item	409,169	366,532	274,308
Adjustments to reconcile net income from continuing operations before extraordinary item to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(97,885)	(83,554)	(4,597)
Net realized investment gains	(2,050)	(2,621)	(84)
Realized capital loss on equity investment held for sale	—	20,420	—
Depreciation and amortization	28,591	19,618	16,157
Deferred income taxes	(11,776)	14,464	12,852
Policy acquisition costs incurred and deferred	(68,119)	(75,580)	(106,191)
Amortization of deferred policy acquisition costs	74,387	85,216	89,327
Changes in:
Accrued investment income	1,370	(5,890)	(4,097)
Premiums receivable	2,701	2,571	(3,795)
Reinsurance receivables, net of reinsurance payables	10,556	12,357	24,007
Reinsurance recoverables	127	(130)	571
Reserve for losses and loss adjustment expenses	3,994	17,908	13,368
Unearned premiums	6,084	15,814	236,124
Income taxes payable	(3,895)	(334)	3,987
Other	32,549	3,726	6,806

Net cash provided by operating activities	385,803	390,517	558,743

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	488,311	583,264	822,002
Proceeds from sales of equity securities	95,096	65,802	63,283
Proceeds from sale of equity investment held for sale	98,846	—	—
Proceeds from sales of unconsolidated subsidiaries	—	—	10,929
Proceeds from sale of APTIC	—	115,063	—
Investment purchases:
Fixed income securities	(391,186)	(944,768)	(1,122,145)
Equity securities	(87,333)	(69,602)	(94,899)
Net change in short-term investments	(15,004)	(106,695)	12,326
Investments in unconsolidated subsidiaries, net of distributions	6,662	(1,445)	(645,412)
Net change in related party receivables	15,575	(11,142)	(25,518)
Capital expenditures and capitalized software, net of dispositions	(36,744)	(33,676)	(30,136)

Net cash used in continuing operations	174,223	(403,199)	(1,009,570)
Net effect of discontinued operations	—	(8,617)	(1,104)

Net cash provided by (used in) investing activities	174,223	(411,816)	(1,010,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	334,650
Repayment of long-term debt	—	(14)	—
Proceeds from repurchase transactions	—	—	249,030
Repayment of repurchase transactions	—	—	(249,030)
Net proceeds from issuance of common shares	—	—	207,918
Purchase of treasury stock	(250,002)	(99,998)	(19,719)
Proceeds from issuance of treasury stock	29,879	36,325	17,617
Dividends paid to shareholders	(17,795)	(15,738)	(11,734)

Net cash (used in) provided by financing activities	(237,918)	(79,425)	528,732

Foreign currency translation adjustment	(55,033)	31,665	116,825

Net increase (decrease) in cash and cash equivalents	267,075	(69,059)	193,626
Cash and cash equivalents at beginning of year	328,037	397,096	203,470

Cash and cash equivalents at end of year	$595,112	$328,037	$397,096

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid and mandatory redeemable preferred securities distributions	$26,367	$30,533	$19,108
Income taxes paid, net of refunds	$68,566	$55,739	$38,203
Non-cash investing and financing activities:
Capital lease obligations	$139	$1,442	$1,201
SPS Holding Corp. net non-cash proceeds from sale of equity investment held for sale	$9,686	$—	$—
SPS Holding Corp. receivable converted to investment in unconsolidated subsidiary	$—	$20,543	$—
Increase in long-term debt due to deconsolidation of trust entity	$—	$—	$51,593
Decrease in mandatorily redeemable preferred securities due to deconsolidation of trust entity	$—	$—	$48,500
Purchase contract liability with corresponding offset to equity	$—	$—	$30,851

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

The Company has a 42.0% common equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively “CMG”), which conduct residential mortgage insurance business for credit unions; and in the holding companies RAM Holdings Ltd. and RAM Holdings II Ltd. and RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. The Company also has ownership interests as a limited partner in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly owned trust that privately issued debt in 1997. As of December 31, 2003, the Company deconsolidated PMI Capital I upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation or deconsolidation of that entity is required. See Note 10. Long-Term Debt and Line of Credit for further discussion of the Issuer Trust.

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. The Company received cash payments of $98.8 million for its holdings in SPS and expects to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated fair value at closing of approximately $20.7 million. As of December 31, 2005, the carrying value of the residual interest was $16.4 million. The Company and SPS’s other former shareholders agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2005, the Company recorded a liability of $6.4 million with respect to this indemnification. Simultaneously with the sale, the Company received repayment of the outstanding balance on its related party receivable from SPS in the amount of $5.1 million. See Note 5. Investments in Unconsolidated Subsidiaries for further details on the closing of the sale of SPS on October 4, 2005.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of Form 10-K and Article 7 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

Risks and Uncertainties—The Company is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its largest customers choose to stop providing the Company with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. The Company’s U.S. Mortgage Insurance Operations’ ten largest customers generated 42.8% 42.0% and 42.1% of its premiums earned in 2005, 2004 and 2003, respectively.

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

The Company establishes loss reserves to recognize the liability of unpaid losses related to insured mortgages that are in default. These loss reserves are based upon the Company’s estimates of the claim rate and average claim amounts, as well as the estimated costs of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments due to positive or adverse developments, which may be material, resulting from these reviews would impact current reserve requirements. The Company’s reserves may not be adequate to cover ultimate loss development on incurred defaults. The Company’s consolidated financial condition, results of operations or cash flows could be harmed if the Company’s reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

The Company has made significant investments in the equity securities of several privately-held companies, including FGIC. The business conducted by FGIC differs significantly from the Company’s core business of providing residential mortgage insurance. FGIC is subject to a number of significant risks that arise from the nature of its business. Accordingly, the Company is subject to the risks and uncertainties associated with that business. In addition, the Company has limited ability to control FGIC and, accordingly, may be unable to take actions unilaterally to avoid or mitigate those risks. A significant portion of the Company’s consolidated net income is derived from FGIC and its financial guaranty business. The financial guaranty business is subject to extensive regulation. Future legislative, regulatory, accounting or judicial changes may affect the financial guaranty industry or municipal or asset-backed obligations or markets. Any expansion by FGIC into other markets and other asset classes will entail risks and uncertainties associated with its ability to maintain a triple-A rating and to compete with other monoline financial guaranty insurance companies.

Significant accounting policies are as follows:

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

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

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. Equity in earnings or losses of RAM Re and certain limited partnership investments are included in the Company’s consolidated financial results on a one quarter lag to facilitate timely reporting of financial results. Effective January 1, 2004, the Company recorded a reduction of $4.8 million, net of tax, to retained earnings due to a change in reporting of SPS from a one-month lag to a current month basis. This reduction represented the Company’s proportion of SPS’s results for the month of December 2003. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

As of December 31, 2004, the Company reclassified its equity investment in SPS to equity investment held for sale as a result of a Summary of Terms entered into with CSFB, whereby CSFB received an option to acquire 100% of the Company’s outstanding investment in SPS. The Company recorded an impairment of its equity investment in SPS of $20.4 million pre-tax as of December 31, 2004. The impairment was recorded as a realized capital loss on equity investment held for sale due to the Company’s decision to dispose of SPS. Equity in earnings or losses from SPS is included in equity in earnings from unconsolidated subsidiaries for 2004 and 2003. Due to the expected sale of SPS, beginning January 1, 2005, equity in losses from SPS of $1.7 million is included in other income. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), does not allow discontinued operations treatment of an equity investment, and accordingly, the realized capital loss related to the SPS write-down is included in income from continuing operations.

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

The SEC requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, separate audited financial statements of that unconsolidated subsidiary are required to be included in the registrant’s Form 10-K. Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test, and accordingly, separate consolidated financial statements of FGIC are not included in this Form 10-K. As of December 31, 2005, the Company’s equity investees and unconsolidated majority owned subsidiaries on a combined basis exceeded certain of the 10% tests in the aggregate and, accordingly, condensed financial statement information is provided in Note 22. Condensed Financial Statements of Significant Unconsolidated Subsidiaries.

Related Party Receivables—As of December 31, 2005, related party receivables were $2.9 million, which was comprised of non-trade receivables from unconsolidated subsidiaries. As of December 31, 2004, related party receivables were $18.4 million, of which $16.7 million related to SPS. Of this amount, $16.6 million represented the outstanding balance on a $23.0 million subordinated promissory note the Company received from SPS in the third quarter of 2004. The Company received the note in exchange for $23.0 million of subordinated participation interests in SPS debt held by the Company. The note bore interest at 1-month LIBOR plus 2.375% and scheduled principal and interest payments were due monthly through January 2006. Principal payments totaling $11.6 million were received during the first nine months of 2005. Pursuant to the sale of SPS, the balance of $5.1 million was repaid in full. See Note 5. Investments in Unconsolidated Subsidiaries for further details on the closing of the sale of SPS on October 4, 2005.

During the second quarter of 2004, the Company provided SPS with $19.7 million of a $40.0 million redress fund established pursuant to SPS’s settlement with the U.S. Federal Trade Commission (“FTC”) and the Department of Housing and Urban Development (“HUD”). In exchange for providing SPS with $19.7 million, the Company received from SPS a note in the amount of $19.7 million. In September 2004, the $19.7 million note and accrued interest were exchanged by the Company for additional shares of common stock of SPS.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty-nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

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

Derivatives—The Company enters into credit default swap contracts and purchases certain foreign currency put options, both of which are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company has not designated either the credit default swaps or foreign currency put options as SFAS No. 133 hedges. Accordingly, both categories of derivatives are determined to be free standing, with changes in fair values recognized in the current period’s consolidated results of operations.

During 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 requires certain credit default swaps similar to those entered into by PMI Europe after July 1, 2004 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in consolidated net income. In addition, as required by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF No. 02-3”), for certain credit default swaps entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the credit default swaps are deferred and recognized in consolidated net income in proportion to the expiration of the associated insured risk. Gains or losses are recognized in consolidated net income at inception for all other derivative contracts where the fair value can be readily determined from market sources.

As of December 31, 2005, PMI Europe had entered into five credit default swaps that were classified as derivatives in accordance with SFAS No. 149. Accordingly, initial fair value gains on these derivatives were deferred in accordance with EITF No. 02-3. As of December 31, 2005, $6.8 million of deferred gains related to the initial fair value of these derivatives were included in other liabilities compared to $6.6 million as of December 31, 2004. Included in other income was $1.6 million (pre-tax) and $1.3 million (pre-tax) of accretion from the deferred gains in 2005 and 2004, respectively. Subsequent changes in the value, exclusive of accretion, of such derivatives resulted in $0.8 million of gains (pre-tax) in 2005 and $5.6 million of gains (pre-tax) in 2004 which were included in other income.

In 2005 and 2004, the Company purchased foreign currency put options to mitigate the negative financial impact of a strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Euro put options expired ratably over the calendar years and had combined costs of $1.8 million and $1.1 million in 2005 and 2004, respectively. In 2005, the Company recorded a realized loss of $1.7 million (pre-tax) in other income related to amortization of option costs, partially offset by realized gains of $0.6 million. In 2004, the Company recorded a realized loss of $0.7 million (pre-tax) in other income related to amortization of option costs, partially offset by realized gains of $0.4 million.

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly owned subsidiaries principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

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

Reinsurance—The Company uses reinsurance to reduce net risk in force, optimize capital allocation, and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance recoverable is recorded as an asset for such recoveries. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements as with all reinsurance contracts. Reinsurance recoverable on paid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverable. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition—Mortgage guarantee insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 71.5% of gross premiums written from the Company’s mortgage insurance operations in 2005 and 72.1% in 2004 and 61.7% in 2003. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The earnings pattern calculation is an estimation process and, accordingly, the Company reviews its premium earnings pattern for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Business Segments—The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and the equity in earnings from CMG. International Operations include the results of operations of PMI Australia, PMI Europe and the results of operations of the Company’s Hong Kong branch operations. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of our holding company and contract underwriting operations, a realized capital loss on equity investment held for sale, our equity in earnings or losses from SPS and limited partnerships, and the discontinued operations of the Company’s former title insurance subsidiary, APTIC.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common shares, or if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised. The mandatorily redeemable preferred capital securities and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are anti-dilutive for the periods presented.

EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), states that the dilutive effect of contingently convertible debt and other instruments (“CoCo’s”) must be included in dilutive earnings per share. The Company’s $360.0 million 2.50% Senior Convertible Debentures are considered CoCo’s under EITF No. 04-8. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and an additional 8.2 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCo’s in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.28, $0.24 and $0.20 for the years ended December 31, 2005, 2004 and 2003, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the years ended:

	2005	2004	2003
	(Dollars in thousands)
Net income:
As reported	$409,169	$399,333	$299,433
Interest and amortization expense, net of taxes	7,648	7,685	7,327

Net income adjusted for diluted EPS calculation	$416,817	$407,018	$306,760

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the years ended:

	2005	2004	2003
	(Shares in thousands)
Weighted-average shares for basic EPS	91,738	95,452	89,915
Weighted-average stock options and other dilutive components	1,729	1,626	1,130
Weighted-average dilutive components of CoCo’s	8,153	8,153	8,153

Weighted-average shares for diluted EPS	101,620	105,231	99,198

Dividends per share declared and accrued to common shareholders	$0.1950	$0.1650	$0.1250

Stock-Based Compensation—The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and its related interpretations. Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees’ exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the date of the grants, no compensation expense has been recognized for the Company’s stock option program. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the pro forma disclosure of net consolidated income and earnings per share using the fair value method, and provides that the employers may continue to account for the stock-based compensation under APB No. 25. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends SFAS No. 123 and requires prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The fair value of stock-based compensation to employees is calculated using an option pricing model developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. The model also requires considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value of stock option grants.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	0.47%	0.39%	0.42%
Expected volatility	30.62%	33.47%	37.46%
Risk-free interest rate	4.23%	4.27%	4.03%
Expected life (years) from grant date	6.0	6.0	6.0

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 19, 2005, the Company approved the acceleration of the vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to all officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2005 and 2004 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested. The accelerated stock options represented approximately 32% of the Company’s total outstanding stock options.

A pro forma pre-tax charge in the second quarter of 2005 of $18.0 million related to this acceleration is reflected in this footnote as stock-based compensation in accordance with SFAS No. 123. Of this amount, $11.2 million pre-tax would have been recorded as compensation expense in the consolidated statement of operations over a period of 27 months beginning in January 1, 2006 pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”), and the SEC related requirements.

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its consolidated financial statements as a result of the adoption of SFAS No. 123R and the SEC related requirements.

SFAS No. 123 requires pro forma disclosure of consolidated net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$409,169	$399,333	$299,433
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,652)	(13,635)	(10,700)

Pro forma net income	389,517	385,698	288,733
Interest and amortization expense, net of taxes	7,648	7,685	7,327

Pro forma net income for diluted EPS calculation	$397,165	$393,383	$296,060

Basic earnings per share:
As reported	$4.46	$4.18	$3.33
Pro forma	$4.25	$4.04	$3.21
Diluted earnings per share:
As reported	$4.10	$3.87	$3.09
Pro forma	$3.91	$3.74	$2.98

See Note 3. New Accounting Standards for further discussion of SFAS No. 123R and SFAS No. 123.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statements of operations. The Company’s effective tax rate was 24.3% for 2005 compared to the federal statutory rate of 35.0%. The difference in the tax rates was due primarily to equity in earnings from unconsolidated subsidiaries and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income.

Benefit Plans—The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. All U.S. full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan (“ODCP”) available to certain employees, and an Employee Stock Purchase Plan (“ESPP”). The ODCP is available to certain of the Company’s officers, and permits each participant to elect to defer receipt of part or all of his or her eligible compensation on a pre-tax basis. Under the ODCP, the Company makes a matching contribution of its common shares for each participant equal to 25% of the initial contribution to the extent the participant elects to select the Company’s common shares from the investment choices available under the ODCP. These matching contributions are subject to a three year vesting period. The ESPP allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years.

Foreign Currency Translation—The financial statements of our foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the year-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. Gains and losses on foreign currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and Euro, respectively.

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

Reclassifications—Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R which replaces SFAS No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R and the SEC’s related requirements, the Company will be required to recognize the cost of certain stock options as compensation expense in the consolidated statements of operations beginning in the first quarter of 2006.

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

In relation to stock options and the ESPP common shares outstanding as of December 31, 2005, combined with stock options granted in February 2006, the estimated impact to consolidated net income of the Company from the adoption of SFAS No. 123R using the modified prospective method for the year ended December 31, 2006 ranges from approximately $8 million to $9 million, net of taxes. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma consolidated net income and earnings per share. In addition, the estimated impact to consolidated net income for 2006 has been significantly reduced due to the acceleration of certain stock options previously discussed in Note 2. Summary of Significant Accounting Policies.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As a result, the Company will implement the requirements of SFAS No. 154 after its effective date, as applicable.

On July 14, 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not explicitly prescribe a confidence threshold to be met for the benefit of an uncertain tax position to be recognized. Thus, diverse accounting practices have developed resulting in inconsistency in the criteria used to recognize, derecognize, or measure benefits related to uncertain tax positions. The proposed interpretation seeks to increase comparability in financial reporting of income taxes by establishing consistent standards for all tax positions. The proposed interpretation would require the Company to recognize the best estimate of the impact of a tax position only when it is probable, defined by SFAS No. 5, Accounting for Contingencies. The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The FASB expects to issue a final interpretation in 2006. The cumulative effect of initially applying the proposed interpretation would be accounted for as a cumulative effect of a change in accounting principle. The interpretation is not currently expected to significantly impact the Company’s consolidated results of operations or consolidated financial condition.

On September 30, 2005, the FASB issued a revision of exposure draft issued on December 15, 2003 related to an amendment of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). This proposed statement clarifies existing EPS computational guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The proposed statement would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to SFAS No. 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. The proposed amendment to SFAS No. 128 is not expected to significantly impact the Company’s consolidated results of operations or consolidated financial condition.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 3, 2005, the FASB Staff issued FASB Staff Position (“FSP”) SFAS Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP Nos. 115-1 and 124-1”). FSP Nos. 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. These FSPs also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in these FSP’s will be applied to reporting periods beginning after December 15, 2005. FSP Nos. 115-1 and 124-1 are not expected to significantly impact the Company’s consolidated statements of operations or consolidated financial condition.

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value, and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2005
Fixed income securities:
U.S. municipal bonds	$1,591,677	$102,737	$(482)	$1,693,932
Foreign governments	513,380	12,257	(68)	525,569
Corporate bonds	568,218	10,880	(3,066)	576,032
U.S. government and agencies	10,106	1,541	(8)	11,639
Mortgage-backed securities	6,179	244	—	6,423

Total fixed income securities	2,689,560	127,659	(3,624)	2,813,595
Equity securities:
Common stocks	109,960	33,029	(1,176)	141,813
Preferred stocks	93,010	3,798	(220)	96,588

Total equity securities	202,970	36,827	(1,396)	238,401
Short-term investments	145,502	—	(3,178)	142,324

Total investments	$3,038,032	$164,486	$(8,198)	$3,194,320

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2004
Fixed income securities:
U.S. municipal bonds	$1,637,508	$112,574	$(345)	$1,749,737
Foreign governments	499,864	11,206	(260)	510,810
Corporate bonds	628,464	14,922	(2,429)	640,957
U.S. government and agencies	10,699	1,714	(3)	12,410
Mortgage-backed securities	10,406	547	—	10,953

Total fixed income securities	2,786,941	140,963	(3,037)	2,924,867
Equity securities:
Common stocks	100,183	29,377	(250)	129,310
Preferred stocks	105,795	5,317	(479)	110,633

Total equity securities	205,978	34,694	(729)	239,943
Short-term investments	130,499	—	(1,796)	128,703

Total investments	$3,123,418	$175,657	$(5,562)	$3,293,513

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2005:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$137,725	$138,060
Due after one year through five years	463,192	469,802
Due after five years through ten years	540,132	553,422
Due after ten years	1,542,332	1,645,888
Mortgage-backed securities	6,179	6,423

Total fixed income securities	$2,689,560	$2,813,595

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income—Net investment income consists of the following:

	2005	2004	2003
	(Dollars in thousands)
Fixed income securities	$151,513	$146,057	$135,162
Equity securities	9,274	9,751	7,965
Short-term investments	21,397	15,389	7,920

Investment income before expenses	182,184	171,197	151,047
Investment expenses	(2,721)	(2,588)	(1,268)

Net investment income	$179,463	$168,609	$149,779

Realized Investment Gains and Losses—Realized gains and losses on investments are composed of the following:

	2005	2004	2003
	(Dollars in thousands)
Fixed income securities:
Gross gains	$857	$1,910	$7,119
Gross losses	(1,446)	(6,184)	(6,560)

Net (losses) gains	(589)	(4,274)	559
Equity securities:
Gross gains	6,707	6,607	7,274
Gross losses	(1,952)	(2,551)	(3,996)

Net gains	4,755	4,056	3,278
Short-term investments:
Gross gains	—	3,200	—
Gross losses	(17)	(361)	(289)

Net (losses) gains	(17)	2,839	(289)
Investments in unconsolidated subsidiaries:
Gross gains	—	—	363
Gross losses	(2,099)	—	(3,827)

Net losses	(2,099)	—	(3,464)

Net realized investment gains before income taxes	2,050	2,621	84
Income taxes	(717)	(917)	(28)

Total net realized investment gains after income taxes	$1,333	$1,704	$56

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized Investment Gains and Losses—The change in unrealized gains and losses net of deferred taxes consists of the following:

	2005	2004	2003
	(Dollars in thousands)
Fixed income securities	$(8,531)	$4,006	$(9,138)
Equity securities	1,290	3,174	17,964
Investments in unconsolidated subsidiaries	(15,044)	4,330	3,516
Short-term investments	(898)	(3,247)	(5)
Discontinued operations—APTIC	—	(1,317)	1,105

Change in unrealized investment (losses) gains, net of deferred taxes	(23,183)	6,946	13,442
Realized investment gains, net of income taxes	1,333	1,704	56

Total change in unrealized (losses) gains, net of income taxes	$(21,850)	$8,650	$13,498

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$76,944	$(482)	$—	$—	$76,944	$(482)
Foreign governments	62,004	(53)	692	(15)	62,696	(68)
Corporate bonds	33,364	(713)	81,500	(2,353)	114,864	(3,066)
U.S. government and agencies	139	—	258	(8)	397	(8)

Total fixed income securities	172,451	(1,248)	82,450	(2,376)	254,901	(3,624)
Equity securities:
Common stocks	16,695	(1,173)	381	(3)	17,076	(1,176)
Preferred stocks	7,158	(220)	—	—	7,158	(220)

Total equity securities	23,853	(1,393)	381	(3)	24,234	(1,396)

Short-term investments	—	—	96,822	(3,178)	96,822	(3,178)

Total	$196,304	$(2,641)	$179,653	$(5,557)	$375,957	$(8,198)

Unrealized losses were primarily due to interest rate fluctuations during the year and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments until they recover in value or mature. The remaining unrealized losses do not meet the criteria established in the Company’s policy for determining other-than-temporary impairment and as such are not considered impaired. The Company determined that the decline in the market value of certain equity and fixed income securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized pre-tax losses of $0.6 million, $0.2 million, and $0.3 million in 2005, 2004 and 2003, respectively.

Investment Concentrations and Other Items—The Company maintains a diversified portfolio principally of U.S. municipal bonds. The following states and the District of Columbia represent the largest concentrations in the U.S. municipal bond portfolio, expressed as a percentage of the fair value of all U.S.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

municipal bond holdings. Holdings in states and the District of Columbia that exceed 5% of the U.S. municipal bond portfolio at December 31, for the respective years are presented below:

	2005	2004
New York	16.2%	17.7%
Texas	14.3%	17.8%
Illinois	9.0%	11.0%
Massachusetts	8.4%	9.9%
California	8.2%	7.5%
District of Columbia	5.1%	5.8%
Washington	4.9%	6.0%

At December 31, 2005, fixed income securities and short-term investments with a fair value of $14.4 million were on deposit with regulatory authorities as required by law. In addition, $19.8 million in cash was held in a bank account in Hong Kong for regulatory purposes.

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following for the years ended December 31, 2005 and 2004:

	2005	Ownership Percentage	2004	Ownership Percentage
	(Dollars in thousands)
FGIC	$751,761	42.0%	$693,671	42.1%
CMG	129,600	50.0%	112,456	50.0%
RAM Re	84,991	24.9%	81,209	24.9%
Other	18,573	various	24,268	various

Total	$984,925		$911,604

As of December 31, 2005, the Company’s investment in FGIC was $751.8 million, which included $617.0 million of cash and capitalized acquisition costs, with the balance representing undistributed equity in earnings and the Company’s proportionate share of net unrealized gains in FGIC’s investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries and equity investment held for sale consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	Ownership Percentage	2004	Ownership Percentage	2003	Ownership Percentage
	(Dollars in thousands)
FGIC	$74,924	42.0%	$61,592	42.1%	$2,358	42.1%
SPS	—	—	413	64.9%	(17,663)	56.8%
CMG	18,811	50.0%	15,280	50.0%	13,575	50.0%
RAM Re	4,828	24.9%	6,252	24.9%	4,228	24.9%
Truman	—	—	—	—	4,513	19.6%
Other	(678)	various	17	various	(2,414)	various

Total	$97,885		$83,554		$4,597

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity in earnings from FGIC for 2003, as presented in the above table, excludes the extraordinary gain of $5.4 million after-tax related to the Company’s share of negative goodwill recognized by FGIC resulting from the application of purchase accounting adjustments. In accordance with APB No. 18, the Company reflected its proportionate share of FGIC’s extraordinary gain as a separate line item in the Company’s consolidated statement of operations. The Company acquired its ownership interest in FGIC as of December 18, 2003. Accordingly, the results of FGIC were not reflected in the Company’s consolidated statement of operations prior to the acquisition date.

Condensed financial statements of FGIC as of and for the periods presented were as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Period from December 18, 2003 through December 31, 2003	Period from January 1, 2003 through December 17, 2003	2003 Combined
	(Dollars in thousands)
Condensed Statements of Operations
Total revenues	$344,070	$274,247	$12,895	$286,454	$299,349
Total expenses	96,960	69,459	4,625	56,207	60,832

Income before income taxes	247,110	204,788	8,270	230,247	238.517
Income tax expense	56,644	47,908	1,585	55,619	57.204

Income before extraordinary item	190,466	156,880	6,685	174,628	181,313
Extraordinary gain	—	—	13,852	—	13,852

Net Income	190,466	156,880	20,537	174,628	195,165
Preferred stock dividends	(17,295)	(16,348)	(627)	—	(627)

Net income available to common shareholders	$173,171	$140,532	$19,910	$174,628	$194,538

Less: extraordinary gain	—	—	13,852

Net income available to common shareholders before extraordinary gain	173,171	140,532	6,058
TPG’s ownership interest in common equity	42.0%	42.1%	42.1%

TPG’s proportionate share of net income available to common shareholders	$72,715	$59,108	$2,358
TPG’s proportionate share of management fees and other	2,209	2,484	—

Total equity in earnings from FGIC Corporation	$74,924	$61,592	$2,358

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
	(Dollars in thousands)
Condensed Balance Sheets
Cash and investments, at fair value	$3,509,718	$3,223,795
Other assets	238,213	198,125

Total assets	$3,747,931	$3,421,920

Unearned premiums	$1,201,163	$1,043,334
Reserve for losses and loss adjustment expenses	54,812	39,181
Other liabilities	412,800	421,420
Stockholders’ equity	2,079,156	1,917,985

Total liabilities and stockholders’ equity	$3,747,931	$3,421,920

On October 4, 2005, the Company completed the sale of SPS to CSFB. The Company received cash payments of approximately $99 million for its holdings in SPS. The Company also received a residual interest in mortgage servicing assets with an estimated fair value at closing of approximately $20.7 million and expects to receive additional monthly cash payments through the first quarter of 2008. As of December 31, 2005, the carrying value of the residual interest was $16.4 million. The Company and SPS’s other shareholders have agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2005, the Company has recorded a liability of $6.4 million in respect of this indemnification. Simultaneously with the sale, the Company received repayment of the outstanding balance on its related party receivable from SPS in the amount of $5.1 million. Due to the expected sale of SPS, beginning January 1, 2005, equity in losses from SPS of $1.7 million is included in other income. During the fourth quarter of 2004, as a result of the expected transaction, the Company recorded a pre-tax realized capital loss on equity investment held-for-sale (SPS) of $20.4 million.

In 2005, the Company recognized a $2.1 million pre-tax realized capital loss on a private equity limited partnership investment. The Company determined that this investment met the criteria for other-than-temporary impairment in accordance with APB No. 18.

In connection with the settlement reached between SPS and the Fair Trade Commission, (“FTC”) and the Department of Housing and Urban Development, (“HUD”), SPS recognized aggregate charges of approximately $55 million pre-tax in September 2003 related to the costs of settlement, settlement of certain putative class actions pending against SPS, and estimated costs relating to certain pending state regulatory actions. The Company’s proportionate share of such charges was $19.1 million pre-tax, which was recognized in equity in earnings from unconsolidated subsidiaries in September 2003.

In September 2003, the Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC. The loss in Other in 2003 was due primarily to the $2.6 million loss from certain private equity limited partnership investments occurring in the first quarter of 2003.

NOTE 6.    PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

The unaudited pro forma condensed combined statements of operations of the Company give effect to the investment in FGIC and the issuance of securities from common shares and equity units offerings on a pro forma basis. The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2003 was prepared assuming the Company completed its acquisition of a 42.1% ownership interest in FGIC as of January 1, 2003.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma adjustments are based on estimates which are derived from available information and contain assumptions. The pro forma financial statements do not purport to represent what the consolidated results of operations actually would have been if these transactions had occurred on the dates indicated or what such results will be for any future date or future periods. The pro forma consolidated statements of operations are based on historical consolidated financial statements of The PMI Group and FGIC, primarily giving effect to the Company’s common shares and equity unit offerings, reduction of interest income due to investment and the Company’s 42.1% ownership share of FGIC’s historical income adjusted for the application of purchase accounting adjustments.

	For the Year Ended December 31, 2003
	As Reported	Adjustments	Pro Forma
	(In thousands, except per share data)
Total revenues	$891,721	$68,427	$960,148
Total losses and expenses	$498,599	$12,077	$510,676
Net income	$299,433	$56,065	$355,498
Weighted average shares basic	89,915	5,750	95,665
Weighted average shares diluted	99,198	5,750	104,948
Per share data:
Basic net income	$3.33		$3.72
Diluted net income	$3.09		$3.46

NOTE 7.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the years ended:

	2005	2004	2003
	(Dollars in thousands)
Balance at January 1,	$92,438	$102,074	$85,210
Policy acquisition costs incurred and deferred	68,119	75,580	106,191
Amortization of deferred policy acquisition costs	(74,387)	(85,216)	(89,327)

Balance at December 31,	$86,170	$92,438	$102,074

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis of, and accumulated depreciation and amortization for, property, equipment and software for the years ended:

	2005	2004
	(Dollars in thousands)
Software	$168,048	$143,119
Building and leasehold improvements	101,012	99,706
Furniture and equipment	47,558	50,998
Land	5,000	5,000

Property and equipment, at cost	321,618	298,823
Less accumulated depreciation and amortization	(134,689)	(120,045)

Total property, equipment and software, net of accumulated depreciation and amortization	$186,929	$178,778

Depreciation and amortization expense related to property, equipment and software totaled $28.9 million in 2005, $27.5 million in 2004 and $25.5 million in 2003. Capitalized costs associated with software developed for internal use were $24.9 million in 2005, $29.5 million in 2004 and $22.5 million in 2003.

NOTE 9.    RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

	2005	2004	2003
	(Dollars in thousands)
Balance at January 1,	$364,847	$346,939	$333,569
Reinsurance recoverables	(3,405)	(3,275)	(3,846)

Net balance at January 1,	361,442	343,664	329,723
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	260,426	248,381	228,143
Prior years (1)	(2,647)	(11,099)	(19,055)

Total incurred	257,779	237,282	209,088
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(20,702)	(18,297)	(10,741)
Prior years	(230,070)	(202,503)	(197,099)

Total payments	(250,772)	(220,800)	(207,840)

Foreign currency translation effects	(2,886)	1,296	4,818
Acquisition of portfolio	—	—	7,875

Net ending balance at December 31,	365,563	361,442	343,664
Reinsurance recoverables	3,278	3,405	3,275

Balance at December 31,	$368,841	$364,847	$346,939

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The $2.6 million, $11.1 million and $19.1 million reductions in total losses and LAE incurred in prior years were due to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the period presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $19.1 million reduction in prior years’ reserves during 2003 was due primarily to a reduction in PMI Australia’s loss reserves and favorable PMI pool portfolio loss development trends.

The increase in loss reserves in 2005 over 2004 was due primarily to the higher proportion of delinquencies developing into claims, and to a lesser extent, an increase in primary loans in default. U.S. Mortgage Insurance Operations primary insurance default inventory was 42,702 at December 31, 2005, 39,054 at December 31, 2004 and 37,445 at December 31, 2003. The default rate was 5.74% at year end 2005, 4.86% at year end 2004, and 4.53% at year end 2003. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 10.    LONG-TERM DEBT AND LINE OF CREDIT

Equity Units—In November 2003 and in connection with the Company’s investment in FGIC, the Company sold 13.8 million of 5.875% Equity Units and raised $345.0 million of gross proceeds. Each unit has a $25 principal amount with two components: a senior note component and a purchase contract component. The senior note has a 3.0% annual interest rate paid quarterly and maturing on November 15, 2008. The purchase contract component pays a 2.875% annual contract payment quarterly and obligates the holders to purchase $25 ($345 million in total) of newly issued shares of the Company’s common stock, no later than November 15, 2006. Further details are provided in Note 15. Dividends and Shareholders’ Equity. In addition, the senior notes have a remarketing feature and will be remarketed in or about August, 2006. The senior notes rank equally with all other senior unsecured debt securities of The PMI Group. If the senior notes are not successfully remarketed, the holders of the senior notes will have the right to put the senior notes to the Company on the purchase contract settlement date which is November 15, 2006.

Senior Convertible Debentures—In July 2001, the Company issued $360.0 million of 2.50% Senior Convertible Debentures (“the Debentures”) in a private offering to qualified institutional buyers, and subsequently filed a shelf registration statement for the resale of the Debentures and the common shares of The PMI Group issuable upon conversion of the Debentures. The Company used a portion of the net proceeds for the repayment or retirement of existing indebtedness and the remainder for general corporate purposes. The Debentures are due on July 15, 2021 and bear interest at a rate of 2.50% per annum, payable semiannually. The Debentures are convertible at the registered holders’ option, prior to stated maturity, into shares of the Company’s common stock at an initial conversion price of $44.16 per share if specified requirements are met, subject to adjustments in specified circumstances. The most significant requirement for such conversion is that the trading price of the Company’s common stock must exceed 120% of the initial conversion price for 20 consecutive trading days within a 30-day trading period. The Company may redeem some or all of the Debentures on or after July 15, 2006 for a price equal to the principal amount of the Debentures plus any accrued and unpaid interest. The holders may put the Debentures to the Company on July 15, 2006, 2008, 2011 and 2016. On July 15, 2004, certain debenture holders required us to repurchase a nominal amount of the debentures. Upon a change of control of the Company, holders may also require the Company, subject to certain conditions, to repurchase all or a portion of the Debentures. The Company may repurchase the Debentures with cash, common shares, or a combination of cash and shares of common stock. If the Company elects to pay all or a portion of the purchase price in common stock, the shares of common shares will be valued at 97.5% of the average sale price for twenty trading days ending on the third day prior to the repurchase date. The Debentures are senior unsecured debt securities and rank equally with all other senior unsecured debt of The PMI Group.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mandatorily Redeemable Preferred Capital Securities and Junior Subordinated Deferrable Interest Debentures—In February 1997, The PMI Group, through a wholly-owned trust, privately issued $100.0 million of 8.309% mandatorily redeemable preferred Capital Securities, Series A (the “Capital Securities”). The Capital Securities were issued by the Issuer Trust. The sole asset of the Issuer Trust consisted of $103.1 million principal amount of Junior Subordinated Deferrable Interest Debentures, Series A (the “Junior Subordinated Debentures”) issued by The PMI Group to the Issuer Trust. The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. In 2001, the Company repurchased $51.5 million of the Capital Securities. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures by the Company. The Junior Debentures are redeemable at the option of the Company on or after February 1, 2007 at a premium or upon occurrence of certain tax events and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Upon the adoption of FIN No. 46 as of December 31, 2003, the Company deconsolidated the Issuer Trust subsidiary that issued $48.5 million of the Capital Securities. The underlying securities of $48.5 million issued by the Issuer Trust are backed by the Junior Subordinated Debentures issued by the Company to the Issuer Trust in the amount of $51.6 million. The Capital Securities are no longer recognized in the consolidated balance sheets. As the Junior Subordinated Debentures issued by the Company to the Issuer Trust were previously eliminated in consolidation, the amount of $51.6 million was not previously reflected in the Company’s consolidated financial statements. Upon deconsolidation of the Issuer Trust, the Junior Subordinated Debentures due to the Issuer Trust are no longer eliminated and have been classified as long-term debt.

Senior Notes—In November 1996, the Company issued $100.0 million in face amount of 6.75% senior notes (the “Notes”). As of December 31, 2005 and 2004, $63.0 million of face amount remained outstanding. The Notes bear interest at the rate of 6.75% per annum paid semiannually and mature on November 15, 2006. No sinking fund is required or provided for the Notes and they are not redeemable prior to maturity. The Notes rank equally with all other senior unsecured debt securities of The PMI Group.

Revolving Credit Facility—In December 2004, the Company entered into a five-year $175.0 million revolving credit facility agreement with Bank of America, N.A. and a consortium of lenders. The interest rate is LIBOR plus a margin. The agreement provides the availability of additional liquidity and capital, which the Company can utilize for working capital, capital expenditures and other business purposes. The facility may be increased by $25.0 million to $200.0 million at the Company’s discretion subject to approval by the lenders. In June 2005, the Company entered into a $25 million letter of credit sub-limit. The $25 million letter of credit sub-limit is part of, and not in addition to, the existing $175 million revolving credit agreement. The revolving credit facility contains certain financial covenants and restrictions, the most restrictive being debt-to-capital and risk-to-capital ratio thresholds. The Company was in compliance with all debt covenants for the year ended December 31, 2005. There were no amounts related to the revolving credit facility outstanding as of December 31, 2005. A $1.2 million standby letter of credit is outstanding under the letter of credit sub-limit facility as of December 31, 2005.

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

	As of December 31, 2005		As of December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$2,813,595	$2,813,595	$2,924,867	$2,924,867
Equity securities	$238,401	$238,401	$239,943	$239,943
Short-term investments	$142,324	$142,324	$128,703	$128,703
Cash and cash equivalents	$595,112	$595,112	$328,037	$328,037
Accrued investment income	$43,707	$43,707	$45,077	$45,077
Liabilities
Equity Units, 5.875%	$345,000	$340,170	$345,000	$364,872
Senior Convertible Debentures, 2.50%	$359,986	$367,186	$359,986	$391,708
Senior Notes, 6.75%	$62,950	$63,938	$62,950	$66,488
Junior Subordinated Debentures, 8.309%	$51,593	$55,487	$51,593	$57,862

Considerable judgment is required in interpreting market data to develop the estimates of fair value and, therefore, changes in the assumptions may have a material effect on the fair valuation estimates. A number of the Company’s other significant assets and liabilities, including deferred policy acquisition costs, real estate owned, property, equipment and software, loss and LAE reserves, unearned premiums and deferred income taxes are not considered financial instruments.

NOTE 12.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses of the Company’s operations for the years ended are as follows:

	2005	2004	2003
	(Dollars in thousands)
Premiums written
Direct	$1,002,548	$923,084	$1,011,842
Assumed	20,526	14,306	9,831
Ceded	(177,385)	(166,028)	(145,672)

Net premiums written	$845,689	$771,362	$876,001

Premiums earned
Direct	$980,168	$927,553	$834,725
Assumed	16,874	7,931	12,364
Ceded	(179,440)	(165,085)	(150,161)

Net premiums earned	$817,602	$770,399	$696,928

Losses and loss adjustment expenses
Direct	$260,877	$239,371	$222,387
Assumed	(82)	197	320
Ceded	(3,016)	(2,286)	(13,619)

Net losses and loss adjustment expenses	$257,779	$237,282	$209,088

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 89% of total ceded premiums written in 2005 compared to 87% in 2004 and 82% in 2003. Reinsurance recoverables on losses incurred were $2.5 million at December 31, 2005, $2.4 million at December 31, 2004 and $3.3 million at December 31, 2003.

NOTE 13.    INCOME TAXES

The components of income tax expense for the years ended are as follows:

	2005	2004	2003
	(Dollars in thousands)
Current	$68,728	$33,864	$40,403
Deferred	62,934	78,595	78,411

Total income tax expense from continuing operations	$131,662	$112,459	$118,814

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company purchased tax and loss bonds of $90.0 million in 2005, $87.6 million in 2004 and $67.8 million in 2003. The Company redeemed tax and loss bonds of $29.2 million in 2005. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense.

The components of the income tax expense for 2005 included a foreign provision for current tax expense of $42.7 million and a deferred tax benefit of $1.4 million primarily related to PMI Australia and PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on income from continuing operations before income taxes is shown in the following table:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(5.0)	(5.8)	(6.4)
Equity in earnings from unconsolidated subsidiaries	(4.5)	(3.6)	1.2
State taxes, net	0.4	0.1	0.3
Foreign taxes, net	(1.1)	(0.9)	(0.5)
Other	(0.5)	(1.3)	0.6

Effective income tax rate for continuing operations	24.3%	23.5%	30.2%

PMI has provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries and foreign corporate joint ventures, except to the extent that such earnings are reinvested indefinitely.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities for the years ended are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Discount on loss reserves	$7,104	$6,774
Unearned premium reserves	16,898	10,586
Other loss reserves	349	1,294
Lease costs	(34)	28
SPS impairment	1,984	7,147
Settlements	355	355
Pension costs and deferred compensation	14,599	9,668
Other assets	18,451	19,678

Total deferred tax assets	59,706	55,530
Deferred tax liabilities:
Deferred policy acquisition costs	18,023	20,268
Unrealized net gains on investments	50,605	56,272
Software development costs	27,651	24,317
Equity in earnings from unconsolidated subsidiaries	45,867	36,670
Other liabilities	19,397	23,515

Total deferred tax liabilities	161,543	161,042

Net deferred tax liability	$101,837	$105,512

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

NOTE 14.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases in the aggregate for the five years subsequent to 2005 are as follows:

Operating Leases
(Dollars in thousands)
Year ending December 31,
2006	$4,841
2007	4,207
2008	3,731
2009	1,946
2010	1,033
Thereafter	1,326

Total minimum lease payments	$17,084

Rent expense for all leases was $5.3 million for 2005, $7.0 million for 2004 and $7.0 million for 2003.

Income Taxes—In March 2005, the Internal Revenue Service commenced its regular audit examination of the Company’s taxable years 2001 to 2003. As of December 31, 2005, no tax issues have been presented, that would in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees—The PMI Group has guaranteed certain payments to the holders of the privately issued debt securities (“Capital Securities”) issued by PMI Capital I. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company.

Indemnification—As part of the sale of the Company’s interest in SPS on October 4, 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. The maximum indemnification obligation for SPS’s operations is $33.7 million. The Company’s portion of this obligation is 61.4% or $20.7 million. As of December 31, 2005, the Company had recorded a liability of $6.4 million with respect to this indemnification.

Funding Obligations—The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2005, the Company had committed to fund, if called upon to do so, $6.1 million of additional equity in certain limited partnership investments.

Legal Proceedings—Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 15.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—In November 2003 and in connection with the Company’s investment in FGIC, the Company issued 5.75 million shares of common stock and raised $219.7 million of gross proceeds in addition to 13.8 million equity units, disclosed in Note 10. Long-Term Debt and Line of Credit. Each equity unit consists of a senior note and a purchase contract. The purchase contract will obligate the holders to purchase, no later than November 15, 2006, shares of the Company’s common stock subject to anti-dilution adjustments. The number of shares of common stock which will be purchased depends upon the 20-trading day average closing price at the date of purchase adjusted by changes in the Company’s common stock dividend rate. As of December 31, 2005, the maximum and minimum settlement rates of the Company’s common stock that can be purchased were 0.6554 and 0.5286 shares per purchase contract, respectively. The settlement rate per unit changed in comparison to prior periods as a result of an increase in the Company’s common stock dividend rate in 2005 and 2004. The equity units contain a dividend protection provision whereby the settlement rate increases if the Company increases the common stock dividend rate relative to when the equity units were issued.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 26, 2005, the Director of the Arizona Department of Insurance approved PMI’s extraordinary dividend request of $300 million to be paid in two installments. PMI paid the first installment of $150 million on June 30, 2005 and paid the second installment of $150 million on December 30, 2005. In July of 2004, pursuant to approval from the Arizona Department of Insurance, PMI made a $150 million dividend payment to The PMI Group. In 2003, following approval from the Director of the Arizona Department of Insurance, PMI declared and paid an extraordinary dividend of $100 million to The PMI Group. In addition, Residential Guaranty Co., one of the Company’s Arizona domiciled insurance subsidiaries, paid dividends to The PMI Group in the amount of $9.5 million in 2005 and $8.4 million in 2004, which it was able to pay as an ordinary dividend without prior permission from the Arizona Department of Insurance. APTIC paid $13.0 million in dividends to The PMI Group in the first quarter of 2004 prior to the Company’s sale of APTIC. No dividends have been paid to PMI by our international subsidiaries in 2005, 2004 or 2003.

In August 2005, the Company’s Board of Directors approved a $0.03 per share annual dividend increase to $0.21 per share annually beginning in the third quarter of 2005 and the establishment of a dividend reinvestment plan.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders’ agreement between The PMI Group and other investors in FGIC, and FGIC Corporation’s 6.0% senior notes. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that statutory surplus after any dividend may not be less than the minimum required paid-in capital and provided that together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends do not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York superintendent or (ii) adjusted net investment income during this period.

Preferred Stock—The PMI Group’s certificate of incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to set the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the shares, voting rights and other terms. The Company may issue, without the approval of the holders of common shares, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock.

Pursuant to the support agreement described in Note 21. Capital Support Agreements, the Company has agreed that, in the event that Allstate, the Company’s former parent, makes a payment contemplated by the Allstate Support Agreements or the runoff support agreement, Allstate will have the right to receive preferred stock of The PMI Group or PMI with a liquidation preference equal to the amount of such payment. Such preferred stock will rank senior in right of payment to the issuer’s common stock and, so long as such preferred stock is outstanding, the issuer thereof will be prohibited from paying any dividends or making any other distributions on its common stock.

NOTE 16.    BENEFIT PLANS

Effective January 1, 2003, all full-time and part-time employees of the Company are eligible to participate in The PMI Group, Inc. Retirement Plan (the “Plan”), a noncontributory defined benefit plan. The Plan generally has been funded by the Company to the fullest extent permitted by federal income tax rules and regulations. In addition, certain employees whose annual earnings exceed $210,000 under Internal Revenue Code (“IRC”)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 401(a)(17) and limits established under IRC Section 415, participate in The PMI Group, Inc. Supplemental Employee Retirement Plan (“The SERP Plan”), a noncontributory defined benefit plan. Benefits under both pension plans are based upon the employees’ length of service, average annual compensation and estimated social security retirement benefits.

The Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan (the “OPEB Plan”). Generally, qualified employees may become eligible for these benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group plans or other approved plans for ten or more years prior to retirement. The Company contributes a fixed dollar subsidy towards the cost of coverage. Retirees are expected to pay all amounts in excess of the Company’s fixed dollar subsidy. The Company assessed the impact on liabilities due to the Medical Prescription Drug, Improvement and Modernization Act of 2003 and determined that it is not material to the Company’s liability under these benefit plans.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information with respect to the Company’s benefit plans as of and for the years ended:

	Pension Benefits			Other Post-Employment Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands, except percentages)
Change in benefit obligation
Benefit obligation at January 1	$78,508	$75,639	$68,021	$8,938	$7,799	$9,065
Service cost	9,456	9,137	9,694	617	1,471	1,535
Interest cost	4,950	4,796	5,144	507	1,121	966
Plan amendments	—	—	1,283	—	—	(9,049)
Actuarial loss (gain)	5,169	5,026	(1,168)	13	(1,251)	5,407
Benefits paid	(3,978)	(13,634)	(7,335)	(200)	(202)	(125)
Effect of settlement/curtailment	—	(2,456)	—	—	—	—

Benefit obligation at December 31	$94,105	$78,508	$75,639	$9,875	$8,938	$7,799

Assumptions to determine benefit obligation
Discount rate	5.75%	5.75%	6.25%	5.65%	5.75%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%	N/A	N/A	N/A

Change in plan assets
Fair value of plan assets at January 1	$60,279	$51,977	$38,661	$—	$—	$—
Actual return on plan assets	4,029	5,968	8,067	—	—	—
Company contribution	4,574	15,968	12,584	200	202	125
Benefits paid	(3,978)	(13,634)	(7,335)	(200)	(202)	(125)

Fair value of plan assets at December 31	$64,904	$60,279	$51,977	$—	$—	$—

Funded status
Under funded status of plan at December 31	$(29,201)	$(18,229)	$(23,662)	$(9,875)	$(7,711)	$(7,799)
Unrecognized actuarial gain	20,239	15,042	16,682	6,212	3,067	5,893
Unrecognized prior service cost	(189)	(210)	1,179	(10,105)	(8,733)	(8,883)

Accrued and recognized benefit cost	$(9,151)	$(3,397)	$(5,801)	$(13,768)	$(13,377)	$(10,789)

Recognized amounts
Prepaid benefit cost	$4,613	$8,833		$—	$—
Accrued benefit liability	(13,764)	(12,230)		(13,768)	(13,377)

Net amount recognized (end of year)	$(9,151)	$(3,397)		$(13,768)	$(13,377)

Components of net periodic benefit cost
Service cost	$9,456	$9,137	$9,694	$617	$1,471	$1,535
Interest cost	4,950	4,796	5,144	507	1,121	966
Expected return on assets	(4,725)	(4,347)	(3,190)	—	—	—
Prior service cost amortization	(21)	10	103	(838)	(198)	20
Actuarial loss recognized	666	889	1,372	305	348	192
Additional cost	—	3,080	72	—	48	—

Net periodic benefit cost	$10,326	$13,565	$13,195	$591	$2,790	$2,713

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Post-Employment Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands, except percentages)
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$94,105	$78,508	$75,639	N/A	N/A	N/A
Accumulated benefit obligation	$65,085	$53,664	$43,549	N/A	N/A	N/A
Fair value of plan assets	$64,904	$60,279	$51,977	N/A	N/A	N/A

Information for pension plans with an accumulated benefit obligation in excess of plan assets (1)
Projected benefit obligation	$13,151	$9,881	$8,532	N/A	N/A	N/A
Accumulated benefit obligation	$10,597	$9,214	$3,729	N/A	N/A	N/A
Fair value of plan assets	—	—	—	N/A	N/A	N/A

Assumptions to determine net periodic benefit cost
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.00%	8.00%	8.50%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.50%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	10.00%	9.00%	11.00%

Expected benefit payments
2006	$17,191			$219
2007	$3,894			$257
2008	$5,528			$299
2009	$5,632			$319
2010	$6,722			$395
2011-2015	$65,686			$3,264

(1)	Refers to The PMI Group’s SERP Plan which does not have plan assets

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated benefit obligation for its pension plans at December 31, 2005 was $54.5 million and $10.6 million, the combination of which equals the $65.1 million accumulated benefit obligation. As of December 31, 2005, the combined fair value of plan assets approximates our combined accumulated benefit obligation. The health care cost trend on covered charges for other postretirement benefits was 10% in 2005, which will be reduced by 1% per year to 5% in 2010. In 2005, the Company contributed $4.4 million to its qualified pension plan, approximating the maximum annual deductible under IRS rules, which was $4.5 million for 2005. Benefits paid during 2004 increased primarily as a result of lump sum distributions to former APTIC employees. During 2004, the Company exceeded certain threshold tests related to these lump sum distributions due primarily to the sale of APTIC, and as such, a $1.7 million increase was recorded to the Company’s benefit obligations. This occurrence triggered settlement accounting under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires immediate recognition in current reported consolidated net income of the delayed recognition in net periodic pension cost of certain elements arising from adoption or modification of a pension plan; namely projected benefit obligation gains and losses, plan asset gains and losses, transition amounts, and costs of retroactive plan amendments. This charge was recorded as an offset to the Company’s net gain on sale of APTIC in accordance with SFAS No. 144. Additional Cost in Components of Net Periodic Benefit Cost in the above table includes this charge and a $1.4 million curtailment charge recorded in the first quarter of 2004 also relating to the sale of APTIC.

	Target Allocation	Percentage of Plan Assets at December 31,
		2005	2004
Asset allocation:
U.S. stocks	40% - 60%	49%	50%
International stocks	0% - 30%	15%	14%
U.S. fixed income securities	20% - 50%	35%	35%
U.S. cash and cash equivalents	0% - 10%	1%	1%

Total		100%	100%

The primary objective of the Plan is to provide retirement income for Plan participants and their beneficiaries in accordance with the terms of the Plan. As such, the key objective in the Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. A secondary financial objective is to reduce reliance on contributions as a source of benefit payments. As such, Plan assets are invested to maximize the Plan’s funded ratios over the long-term while managing the downside risk. The strategic asset allocation ranges represent a long-term perspective. Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. These divergences should be of a relatively short-term nature, unless the circumstances warrant a longer term divergence from the permissible ranges. The Company evaluates and rebalances asset allocations as appropriate and reviews the Plan to make sure that the Plan remains properly funded to protect the benefit security of the participants. The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally exceeding the minimum amounts required by the Employee Retirement Income Security Act. The Company expects to contribute between $8 million and $12 million to the Plan in 2006.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sensitivity of Retiree Welfare Results—Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$8	$(10)
Effect on accumulated post-retirement benefit obligation	$79	$(89)

Savings and Profit Sharing Plans—All U.S. full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $3.2 million for 2005, $2.4 million for 2004 and $3.1 million for 2003. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan was $19.2 million and $14.0 million as of December 31, 2005 and 2004, respectively, and is included in other liabilities and accrued expenses.

NOTE 17.    INCENTIVE PLANS

Equity Incentive Plan—The PMI Group, Inc. Equity Incentive Plan provides for awards of both non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common shares in the future following the attainment of performance goals determined by the Board of Directors. As amended and restated in 2004 under the Equity Incentive Plan, non-employee directors receive quarterly, non-discretionary grants of stock units with an initial value of $21,250. The number of units granted depends on the fair market value of the Company’s common shares on the grant date but each stock unit has an initial value equal to the fair market value of one common share on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date or upon termination of board service. Generally, options are granted with an exercise price equal to the market value on the date of grant, expire ten years from the grant date and have a three-year vesting period.

The following is a summary of the stock option activity in the Equity Incentive Plan for the years ended:

	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	5,851,792	$30.33	5,871,981	$26.36	5,267,379	$25.00
Granted	1,321,316	$38.21	1,389,271	$39.70	1,322,006	$28.47
Exercised	(839,000)	$26.46	(1,236,800)	$21.96	(648,791)	$19.16
Forfeited	(44,167)	$35.48	(172,660)	$34.62	(68,613)	$30.87

Outstanding at end of year	6,289,941	$32.40	5,851,792	$30.33	5,871,981	$26.36

Exercisable at year end	5,959,913	$32.61	3,677,572	$27.16	3,706,576	$24.02
Weighted-average fair value of options granted		$13.94		$14.86		$12.09
Reserved for future grants	5,879,431	—	7,394,374	—	6,713,604	—

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average remaining contractual life of options outstanding as of December 31, 2005 was 6.1 years, and the range of exercise price on those options was $13.19 to $43.96.

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Under the ESPP, the Company issued 139,884 treasury shares in 2005, 96,021 treasury shares in 2004 and 70,493 treasury shares in 2003. The Company applies APB No. 25 in accounting for the ESPP. The Company’s adoption of SFAS No. 123(R) in the first quarter of 2006 will require expense recognition of the amount of the discount to current fair value of ESPP shares purchased by employees. The Company does not expect the effect of the adoption to be material to its consolidated results of operations.

NOTE 18.    DISCONTINUED OPERATIONS

In October 2003, the Company announced that it had reached a definitive agreement to sell APTIC for $115.1 million in cash. In accordance with SFAS No. 144, the results of operations for APTIC were classified as discontinued operations for the fourth quarter of 2003 with prior periods adjusted for comparability. The Company recognized an after-tax gain of $30.1 million upon completion of the sale of APTIC on March 19, 2004. In December 2004, the Company reduced its gain on sale of APTIC by $1.1 million after tax related to the true-up of the Company’s pension liability due to settlement accounting triggered by the sale of APTIC as previously discussed in Note 16. Benefit Plans.

The results of operations of APTIC for the years ended December 31 are as follows:

	2004	2003
	(Dollars in thousands)
Total revenues	$54,456	$304,231
Losses and loss adjustment expenses	2,683	19,943
Other underwriting and operating expenses	46,017	257,395

Income before income taxes from discontinued operations	5,756	26,893
Income taxes	1,958	7,186

Income from discontinued operations	3,798	19,707
Gain on sale of discontinued operations, net of income taxes of $16,536	29,003	—

Total income from discontinued operations	$32,801	$19,707

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    BUSINESS SEGMENTS

Transactions between segments are not deemed significant. The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Year Ended December 31, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$665,190	$152,336	$—	$76	$817,602
Net investment income	104,339	57,155	—	17,969	179,463
Equity in earnings (losses) from unconsolidated subsidiaries	18,811	—	79,752	(678)	97,885
Net realized investment gains and other income	4,562	2,900	—	15,371	22,833

Total revenues	792,902	212,391	79,752	32,738	1,117,783

Losses and expenses:
Losses and loss adjustment expenses	253,440	4,339	—	—	257,779
Amortization of deferred policy acquisition costs	59,647	14,740	—	—	74,387
Other underwriting and operating expenses	103,149	41,855	—	68,645	213,649
Interest expense	6	8	—	31,123	31,137

Total losses and expenses	416,242	60,942	—	99,768	576,952

Income (loss) before income taxes	376,660	151,449	79,752	(67,030)	540,831
Income tax (benefit) from continuing operations	101,221	45,996	7,553	(23,108)	131,662

Net income (loss)	$275,439	$105,453	$72,199	$(43,922)	$409,169

Total assets	$2,521,475	$1,162,387	$836,752	$733,522	$5,254,136

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$634,004	$136,321	$—	$74	$770,399
Net investment income	102,230	47,091	—	19,288	168,609
Equity in earnings from unconsolidated subsidiaries	15,280	—	67,844	430	83,554
Realized capital loss on equity investment held for sale	—	—	—	(20,420)	(20,420)
Net realized investment gains and other income	2,629	7,937	—	25,528	36,094

Total revenues	754,143	191,349	67,844	24,900	1,038,236

Losses and expenses:
Losses and loss adjustment expenses	233,157	4,125	—	—	237,282
Amortization of deferred policy acquisition costs	72,129	13,087	—	—	85,216
Other underwriting and operating expenses	101,387	31,388	—	71,920	204,695
Litigation settlement refund	(2,574)	—	—	—	(2,574)
Interest expense	62	73	—	34,491	34,626

Total losses and expenses	404,161	48,673	—	106,411	559,245

Income (loss) from continuing operations before income taxes	349,982	142,676	67,844	(81,511)	478,991
Income tax (benefit) from continuing operations	95,467	42,761	7,142	(32,911)	112,459

Income (loss) from continuing operations after income taxes	254,515	99,915	60,702	(48,600)	366,532

Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798

Gain on sale of discontinued operations after income taxes of $16,536	—	—	—	29,003	29,003

Net income (loss)	$254,515	$99,915	$60,702	$(15,799)	$399,333

Total assets	$2,540,303	$1,114,198	$774,880	$716,586	$5,145,967

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$592,814	$104,028	$—	$86	$696,928
Net investment income	103,083	31,314	—	15,382	149,779
Equity in earnings (losses) from unconsolidated subsidiaries	13,575	—	6,587	(15,565)	4,597
Net realized investment gains and other income	1,825	398	—	38,194	40,417

Total revenues	711,297	135,740	6,587	38,097	891,721

Losses and expenses:
Losses and loss adjustment expenses	214,684	(5,596)	—	—	209,088
Amortization of deferred policy acquisition costs	78,877	10,450	—	—	89,327
Other underwriting and operating expenses	72,173	20,322	—	83,198	175,693
Interest expense and distribution on mandatory redeemable preferred securities	167	5	—	24,319	24,491

Total losses and expenses	365,901	25,181	—	107,517	498,599

Income (loss) from continuing operations before income taxes	345,396	110,559	6,587	(69,420)	393,122
Income tax (benefit) from continuing operations	99,903	31,912	1,645	(14,646)	118,814

Income (loss) from continuing operations after income taxes	245,493	78,647	4,942	(54,774)	274,308

Income from discontinued operations before income taxes	—	—	—	26,893	26,893
Income taxes from discontinued operations	—	—	—	7,186	7,186

Income from discontinued operations	—	—	—	19,707	19,707

Income (loss) before extraordinary item	245,493	78,647	4,942	(35,067)	294,015
Extraordinary gain on write off of negative goodwill, net of income taxes of $408	—	—	5,418	—	5,418

Net income (loss)	$245,493	$78,647	$10,360	$(35,067)	$299,433

Total assets	$2,467,732	$905,805	$700,828	$719,924	$4,794,289

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

PMI’s statutory net income, statutory surplus and contingency reserve liability as of and for the years ended as follows:

	2005	2004	2003
	(Dollars in thousands)
Statutory net income	$291,862	$249,136	$293,532
Statutory surplus	$619,149	$747,022	$608,782
Contingency reserve liability	$2,589,290	$2,401,452	$2,217,484

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve included in total liabilities, with annual additions equal to 50% of premiums earned for that year. During 2005, PMI contributed $337.9 million to the reserve. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. During 2005, $150.1 million was released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses.

NOTE 21.    CAPITAL SUPPORT AGREEMENTS

PMI’s financial strength ratings from certain rating agencies have been based on various capital support commitments from Allstate (“Allstate Support Agreements”). On October 27, 1994, the Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or The PMI Group. In the event any amounts are paid or contributed, which possibility management believes is remote, Allstate would receive subordinated debt or preferred stock of PMI or The PMI Group in return. No payment obligations have arisen under the Runoff Support Agreement. The Runoff Support Agreement provides PMI with additional capital support for rating agency purposes.

The Runoff Support Agreement contains certain covenants, including covenants that (i) PMI will write no new business after its risk-to-capital ratio equals or exceeds 23 to 1; (ii) PMI will pay no dividends if, after the payment of any such dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1; and (iii) on the date that any of the following events occur: (a) PMI’s risk-to-capital ratio exceeds 24.5 to 1, (b) Allstate shall have paid any claims relating to PMI policies directly to a policyholder or by paying an amount equal to such claims to PMI, or to The PMI Group for contribution to PMI, pursuant to the Runoff Support Agreement, or (c) any regulatory order is issued restricting or prohibiting PMI from making full or timely payments under policies, PMI will transfer substantially all of its assets in excess of $50.0 million to a trust account established for the payment of claims. As of December 31, 2005, less than $0.2 billion of risk in force was subject to the Runoff Support Agreement.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PMI has entered into capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries in order to maintain their credit ratings. With respect to the Australian and European subsidiaries, the Company guarantees the performance of PMI’s capital support agreements.

As of December 31, 2005, the Company was in compliance with all covenants included in its capital support agreements.

NOTE 22.	CONDENSED FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED SUBSIDIARIES

The following condensed financial statement information represents the Company’s proportionate share and has been presented on a combined basis for all equity investees and unconsolidated majority owned subsidiaries accounted for under the equity method as of and for the years ended:

	Equity Investees		Unconsolidated Majority Owned Subsidiaries
	As of December 31,		As of December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$24,343	$38,895	$—	$19,763
Investments	1,775,960	1,620,858	51,593	51,593
Accrued investment income	20,771	18,078	—	—
Deferred policy acquisition costs	46,801	31,763	—	—
Servicing assets	—	—	—	39,896
Accounts receivable and other assets	64,086	73,419	1,786	209,872

Total assets	$1,931,961	$1,783,013	$53,379	$321,124

Liabilities:
Reserves for losses and loss adjustment expenses	$32,161	$25,308	$—	$—
Unearned premiums	558,791	482,443	—	—
Notes payable	197,387	197,573	48,500	184,767
Accounts payable and other liabilities	46,690	61,524	1,786	30,202

Total liabilities	835,029	766,848	50,286	214,969
Shareholders’ equity	1,096,933	1,016,165	3,093	106,155

Total liabilities and shareholders’ equity	$1,931,961	$1,783,013	$55,379	$321,124

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Condensed Combined Statements of Operations
Gross revenues	$196,846	$163,693	$59,774	$107,024
Total expenses	59,922	47,432	63,102	106,065

Income (loss) before income taxes	136,924	116,261	(3,328)	959
Income tax expense (benefit)	31,777	26,243	(1,580)	546

Net income (loss)	105,147	90,018	(1,748)	413
Preferred stock dividend	7,262	6,877	—	—

Net income available (loss attributable) to common shareholders	$97,885	$83,141	$(1,748)	$413

The unconsolidated majority owned subsidiaries includes the Company’s equity investment in PMI Capital I. As of December 31, 2005, included in the Company’s retained earnings were $204.8 million of undistributed equity in earnings from existing equity investees with ownership interest of 50% or less.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2005	First	Second	Third	Fourth	Year
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$274,825	$288,191	$271,609	$283,158	$1,117,783
Net income	$101,158	$104,585	$95,711	$107,715	$409,169
Basic EPS	$1.08	$1.13	$1.05	$1.21	$4.46
Diluted EPS	$1.00	$1.04	$0.97	$1.11	$4.10
Total operations:
Net income	$101,158	$104,585	$95,711	$107,715	$409,169
Basic EPS	$1.08	$1.13	$1.05	$1.21	$4.46
Diluted EPS	$1.00	$1.04	$0.97	$1.11	$4.10

2004	First	Second	Third	Fourth	Year
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$254,567	$264,736	$266,171	$252,762	$1,038,236
Net income	$85,563	$96,675	$102,643	$81,651	$366,532
Basic EPS	$0.90	$1.01	$1.07	$0.86	$3.84
Diluted EPS	$0.83	$0.93	$0.99	$0.80	$3.55
Discontinued operations:
Income before tax	$5,756	$—	$—	$—	$5,756
Net income	$3,798	$—	$—	$—	$3,798
Basic EPS	$0.04	$—	$—	$—	$0.04
Diluted EPS	$0.04	$—	$—	$—	$0.04
Gain on sale of discontinued operations:
Gain (loss) on sale of APTIC	$30,108	$—	$—	$(1,105)	$29,003
Basic EPS	$0.31	$—	$—	$(0.01)	$0.30
Diluted EPS	$0.29	$—	$—	$(0.01)	$0.28
Total operations:
Net income	$119,469	$96,675	$102,643	$80,546	$399,333
Basic EPS	$1.25	$1.01	$1.07	$0.85	$4.18
Diluted EPS	$1.16	$0.93	$0.99	$0.79	$3.87

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

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

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

The information concerning The PMI Group’s directors, including audit committee financial experts, as well as certain other information concerning our executive officers, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report, which is incorporated by reference herein.

The PMI Group has adopted a Code of Ethics for Senior Financial Officers that applies to The PMI Group’s principal executive officer, principal financial officer, and principal accounting officer and controller. The Code of Ethics is available on The PMI Group’s website address at http://www.pmigroup.com. The PMI Group intends to disclose any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its website.

Certain other documents relating to The PMI Group’s corporate governance, including the Code of Business Conduct and Ethics, which is applicable to The PMI Group’s directors, officers and employees, the Board of Directors Guidelines on Significant Corporate Governance Issues, and the charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee of The PMI Group Board of Directors, are available on The PMI Group’s website address at http://www.pmigroup.com. On May 26, 2005, we submitted to the New York Stock Exchange and to PCX Equities, Inc. the Annual CEO Certifications required pursuant to Section 303A.12(A) of the NYSE’s Listed Company Manual and Rule 5.3(m) of the PCXE Rules, respectively.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions “Directors—Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2006 Annual Meeting of Stockholders under Item 2, relating to the ratification of appointment of the independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements: The following financial statements are included in Item 8.
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 14th day of March, 2006.

THE PMI GROUP, INC.

BY:	/s/ W. ROGER HAUGHTON W. Roger Haughton Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. ROGER HAUGHTON W. Roger Haughton	Chairman of the Board and Chief Executive Officer	March 14, 2006

/S/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	March 14, 2006

/S/ THOMAS H. JETER Thomas H. Jeter	Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	March 14, 2006

/S/ L. STEPHEN SMITH L. Stephen Smith	Director, President and Chief Operating Officer	March 14, 2006

/S/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 14, 2006

/S/ DR. JAMES C. CASTLE Dr. James C. Castle	Director	March 14, 2006

/S/ CARMINE GUERRO Carmine Guerro	Director	March 14, 2006

/S/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 14, 2006

/S/ LOUIS G. LOWER II Louis G. Lower II	Director	March 14, 2006

/S/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 14, 2006

Name	Title	Date

/S/ JOHN D. ROACH John D. Roach	Director	March 14, 2006

/S/ DR. KENNETH T. ROSEN Dr. Kenneth T. Rosen	Director	March 14, 2006

/S/ STEVEN L. SCHEID Steven L. Scheid	Director	March 14, 2006

/S/ RICHARD L. THOMAS Richard L. Thomas	Director	March 14, 2006

/S/ JOSE H. VILLARREAL Jose H. Villarreal	Director	March 14, 2006

/S/ MARY LEE WIDENER Mary Lee Widener	Director	March 14, 2006

/S/ RONALD H. ZECH Ronald H. Zech	Director	March 14, 2006

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

PARENT COMPANY ONLY

	As of December 31,
	2005	2004
	(Dollars in thousands, except per share data)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost of $173,936 and $229,612) (Note B)	$173,728	$234,344
Short-term investments	116,822	113,204

Total investments	290,550	347,548
Cash and cash equivalents	279,588	93,677
Investments in subsidiaries	3,488,238	3,537,483
Other assets	75,118	51,151

Total assets	$4,133,494	$4,029,859

LIABILITIES
Long-term debt (Note C)	$819,529	$819,529
Other liabilities	83,175	72,575

Total liabilities	902,704	892,104

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 88,713,377 and 94,025,274 shares outstanding	1,114	1,114
Additional paid-in capital	466,474	455,450
Treasury stock, at cost (22,623,577 and 17,311,680 shares)	(652,957)	(421,810)
Retained earnings	3,207,737	2,816,363
Accumulated other comprehensive income, net of deferred taxes	208,422	286,638

Total shareholders’ equity	3,230,790	3,137,755

Total liabilities and shareholders’ equity	$4,133,494	$4,029,859

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
REVENUES
Equity in earnings from subsidiaries	$448,367	$416,007	$305,334
Investment income	17,250	18,624	14,814
Net realized investment (losses) gains	(488)	(555)	1,359
Realized capital loss on equity investment held for sale (Note D)	—	(20,420)	—
Realized capital loss on sale of unconsolidated subsidiary (Note D)	—	—	(3,116)
Other income	(1,748)	—	—

Total revenues	463,381	413,656	318,391

EXPENSES
Underwriting and operating expenses	31,926	34,737	26,559
Interest expense and distributions on mandatorily redeemable preferred securities	31,123	34,491	24,576

Total expenses	63,049	69,228	51,135

Income from continuing operations before income tax benefit	400,332	344,428	267,256
Income tax benefit from continuing operations	8,837	22,104	7,052

Income from continuing operations after income tax benefit	409,169	366,532	274,308

Equity in earnings from discontinued operations	—	5,756	26,893
Income taxes on equity in earnings from discontinued operations	—	1,958	7,186

Equity in earnings from discontinued operations after income taxes	—	3,798	19,707

Gain on sale of discontinued operations, net of income taxes of $16,536 (Note E)	—	29,003	—

Income before extraordinary item	409,169	399,333	294,015
Extraordinary gain on write-off of negative goodwill, net of income taxes of $408	—	—	5,418

NET INCOME	$409,169	$399,333	$299,433

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

PARENT COMPANY ONLY

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
NET INCOME	$409,169	$399,333	$299,433
Change in unrealized gains on investments, net of deferred taxes (benefits) of $(13,674), $1,793 and $7,172	(21,850)	8,650	13,498
Reclassification of realized gains losses included in net income, net of taxes	(1,333)	(1,704)	(56)
Foreign currency translation adjustment	(55,033)	31,666	116,825

Other comprehensive (loss) income, net of taxes	(78,216)	38,612	130,267

COMPREHENSIVE INCOME	$330,953	$437,945	$429,700

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$409,169	$399,333	$299,433
Equity in earnings from discontinued operations, net of income taxes	—	(3,798)	(19,707)
Gain on sale of discontinued operations, net of income taxes	—	(29,003)	—
Extraordinary gain from write-off of negative goodwill, net of income taxes	—	—	(5,418)

Income from continuing operations before extraordinary item	409,169	366,532	274,308
Adjustments to reconcile net income from continuing operations before extraordinary item to net cash provided by (used in) operating activities:
Equity in earnings from subsidiaries	(448,367)	(416,007)	(305,334)
Net realized investment losses (gains)	488	555	(1,359)
Realized capital loss on equity investment held for sale	—	20,420	—
Realized capital loss on sale of unconsolidated subsidiary	—	—	3,577
Depreciation and amortization	2,017	1,773	3,478
Deferred income taxes	16,514	(211)	(602)
Changes in:
Other	23,499	(28,643)	(113,428)

Net cash provided by (used in) operating activities	3,320	(55,581)	(139,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	53,665	62,292	208,508
Proceeds from sale of equity investment held for sale	98,846	—	—
Proceeds from sales of equity securities	—	—	29
Proceeds from sale of investments in affiliates	—	115,063	6,500
Purchases of fixed income securities	—	(93,801)	(134,570)
Net change in short-term investments	(3,618)	(113,204)	—
Investments in unconsolidated subsidiaries, net of distributions	3,744	(13)	(643,450)
Net change in related party receivables	13,420	(24,385)	(21,747)
Dividends received from subsidiaries (Note F)	309,485	150,000	107,713

Net cash provided by (used in) continuing operations	475,542	95,952	(477,017)
Net effect of discontinued operations	—	4,383	(1,104)

Net cash provided by (used in) investing activities	475,542	100,335	(478,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	334,650
Repayment of long-term debt	—	(14)	—
Net proceeds from issuance of common stock	—	—	207,918
Purchase of treasury stock	(250,002)	(99,998)	(19,719)
Proceeds from issuance of treasury stock	29,879	36,325	17,617
Dividends paid to shareholders	(17,795)	(15,738)	(11,734)

Net cash (used in) provided by financing activities	(237,918)	(79,425)	528,732

Foreign currency translation adjustment	(55,033)	31,665	116,825

Net increase (decrease) in cash and cash equivalents	185,911	(3,006)	28,076
Cash and cash equivalents at beginning of year	93,677	96,683	68,607

Cash and cash equivalents at end of year	$279,588	$93,677	$96,683

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

A. Basis of Presentation

The accompanying The PMI Group, Inc. (“Parent Company”) condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data of this Form 10-K. The Parent Company’s subsidiaries are presented using the equity method of accounting. Net income of these subsidiaries is reported as equity in earnings of subsidiaries.

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2005.

The preparation of Condensed Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Debt is composed of the following obligations at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$359,986
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,529

In December 2004, the Parent Company entered into a five-year $175.0 million revolving credit facility agreement with Bank of America, N.A. and a consortium of lenders. The interest rate is LIBOR plus a margin. The agreement provides the availability of additional liquidity and capital which The Parent Company can utilize for working capital, capital expenditures and other business purposes. The facility may be increased by $25.0 million to $200.0 million at the Parent Company request subject to approval by the lenders. During 2005, the Parent Company entered into a $25 million letter of credit sub-limit. The $25 million letter of credit is part of, and not in addition to the existing $175 million revolving credit agreement. The credit facility contains certain financial covenants and restrictions, including debt-to-capital and risk-to-capital ratio thresholds. The Parent Company was in compliance with all debt covenants for the year ended December 31, 2005. There were no amounts related to this facility outstanding as of December 31, 2005. A $1.2 million standby letter of credit is outstanding under the letter of credit sub-limit facility.

D. Realized Capital Loss on Subsidiaries

On October 4, 2005, the Parent Company completed the sale of its equity ownership interest in SPS Holding Corp. (“SPS”) to Credit Suisse First Boston (USA), Inc. (“CSFB”). The Parent Company received cash payments of $98.8 million for its holdings in SPS and expects to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated fair value at closing of $20.7 million. As of December 31, 2005, the carrying value of the residual interest was $16.4 million. The Parent Company and SPS’s other shareholders have agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2005, the Parent Company recorded a liability of $6.4 million in respect to this indemnification. Simultaneously with the sale, the Parent Company received repayment of the outstanding balance on its related party receivable from SPS in the amount of $5.1 million. During the fourth quarter of 2004, based upon the transaction, the Parent Company recorded a pre-tax realized capital loss on equity investment held-for-sale (SPS) of $20.4 million.

In September 2003, the Parent Company sold its ownership interest in Truman Capital Founders, LLC and Truman Capital Advisors, LLC for which it realized a capital loss of $3.6 million in 2004.

E. Discontinued Operations

In October 2003, the Parent Company entered into an agreement to sell its title insurance operations American Pioneer Title Insurance Company (“APTIC”), for $115.1 million in cash. In accordance with accounting guidance, the results of operations for APTIC were classified as discontinued operations beginning in the fourth quarter of 2003. In 2004, the Parent Company recognized an after-tax gain of $29.0 million relating to the sale of APTIC on March 19, 2004.

F. Dividends from Subsidiaries

During 2005, 2004 and 2003, the Parent Company received $309.5 million, $150.0 million and $108.4 million, respectively, of cash dividends. In addition, APTIC paid $13.0 million in dividends to the Parent Company in the first quarter of 2004 prior to the sale of APTIC and is included in net effect of discontinued operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2005, 2004 and 2003

Segment	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Investment Income and Equity Earnings	Losses and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses
	(Dollars in thousands)
2005
U.S. MI (1)	$48,310	$345,536	$162,368	$667,128	$665,190	$123,150	$253,440	$59,647	$103,149
International Operations	37,860	23,302	328,489	178,481	152,336	57,155	4,339	14,740	41,855
Financial Guaranty	—	—	—	—	—	79,752	—	—	—
Other	—	3	42	80	76	17,291	—	—	68,645

Total	$86,170	$368,841	$490,899	$845,689	$817,602	$277,348	$257,779	$74,387	$213,649

2004
U.S. MI (1)	$53,998	$338,620	$152,685	$598,119	$634,004	$117,510	$233,157	$72,129	$98,813
International Operations	38,440	26,224	332,091	173,178	136,321	47,091	4,125	13,087	31,388
Financial Guaranty	—	—	—	—	—	67,844	—	—	—
Other	—	3	39	65	74	19,718	—	—	71,920

Total	$92,438	$364,847	$484,815	$771,362	$770,399	$252,163	$237,282	$85,216	$202,121

2003
U.S. MI (1)	$69,656	$325,262	$181,854	$685,053	$592,814	$116,658	$214,684	$78,877	$72,173
International Operations	32,418	21,674	287,099	190,869	104,028	31,314	(5,596)	10,450	20,322
Financial Guaranty	—	—	—	—	—	6,587	—	—	—
Other	—	3	48	79	86	(183)	—	—	83,198

Total	$102,074	$346,939	$469,001	$876,001	$696,928	$154,376	$209,088	$89,327	$175,693

(1)	Represents U.S. Mortgage Insurance Operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2005, 2004 and 2003

Premiums Earned	Gross Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands, except percentages)
2005
Mortgage Guaranty	$980,168	$16,874	$179,440	$817,602	2.1%
2004
Mortgage Guaranty	$927,553	$7,931	$165,085	$770,399	1.0%
2003
Mortgage Guaranty	$834,725	$12,364	$150,161	$696,928	1.8%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

3.1a

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13664), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

4.2

Indenture, dated as of November 19, 1996, between The PMI Group, Inc. and The Bank of New York, as Trustee, in connection with the sale of $100,000,000 aggregate principal amount of 6 3/4% Notes due November 15, 2006 (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K, filed on November 27, 1996 (File No. 001-13664)).

4.3

Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee (incorporated by reference to exhibit 4.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664)).

4.4

Rights Agreement (including form of rights certificate and certificate of designation) dated as of January 26, 1998, between The PMI Group, Inc. and ChaseMellon Shareholder Services L.L.C. (incorporated by reference to exhibit 99.1 to the registrant’s Form 8-A12B, filed on February 2, 1998 (File No. 001-13664)).

4.5

Indenture dated as of July 16, 2001 between The PMI Group, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K, filed on July 18, 2001 (File No. 001-13664)).

4.5a

First Supplemental Indenture dated as of May 28, 2003, to the Indenture, dated as of July 16, 2001, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.24 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

4.6

Resale Registration Rights Agreement, dated as of July 16, 2001, among The PMI Group, Inc., Bank of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to exhibit 4.2 to the registrant’s current report on Form 8-K, filed on July 18, 2001 (File No. 001-13664)).

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

10.1*	The PMI Group, Inc. Bonus Incentive Plan, effective as of January 1, 2004 (incorporated by reference to Appendix E to the registrant’s proxy statement filed on April 22, 2004 (File No. 001-13664)).

10.2*

The PMI Group, Inc. Amended and Restated Equity Incentive Plan, effective as of November 16, 2005 (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on November 22, 2005 (File No. 001-13664)).

10.3*

The PMI Group, Inc. Retirement Plan (July 30, 2002 Restatement) (incorporated by reference to exhibit 10.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.3a*

Amendment to The PMI Group, Inc. Retirement Plan, dated March 10, 2005 (incorporated by reference to exhibit 10.4a to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.4*

The PMI Group, Inc. Directors’ Deferred Compensation Plan, amended and restated as of July 21, 1999 (incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (No. 333-32190), filed on March 10, 2000).

10.4a*

Amendment No. 1 to The PMI Group, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to exhibit 10.5A to the registrant’s current report on Form 8-K, filed on December 20, 2004 (File No. 001-13664)).

10.5*

The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K filed on November 22, 2005 (File No. 001-13664)).

10.6*

The PMI Group, Inc. Additional Benefit Plan, effective February 18, 1999 (incorporated by reference to exhibit 10.14 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13664)).

10.7*

The PMI Group, Inc. Officer Deferred Compensation Plan (effective July 1, 1997) (incorporated by reference to Appendix D to the registrant’s proxy statement filed on April 22, 2004 (File No. 001-13664)).

10.7a*

Amendment No. 1 to The PMI Group, Inc. Officer Deferred Compensation Plan, dated December 22, 2004 (incorporated by reference to exhibit 10.21a to the registrant’s current report on Form 8-K, filed on December 22, 2004 (File No. 001-13664)).

10.7b*

Amendment No. 2 to The PMI Group, Inc. Officer Deferred Compensation Plan (incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-8 filed on December 2, 2005 (File No. 333-130103)).

10.7c*	The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 22, 2005 (File No. 001-13664)).

10.8*

Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors (incorporated by reference to exhibit 10.15 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

10.9*	Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

10.10*	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s report on Form 8-K, filed on February 23, 2005 (File No. 001-13664)).
10.10(a)*

Form of Amendment to Stock Option Agreement for Employees (incorporated by reference to exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-13664)).

10.11*	Form of Stock Option Agreement for Directors (incorporated by reference to exhibit 10.26 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).
10.12*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K filed on May 20, 2005 (File No. 001-13664)).

10.13*	Form of Performance Share Agreement (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.14*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, dated October 15, 2004 (File No. 001-13664)).

10.15	Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.16	Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.17

Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.18

Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.19

Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co. (incorporated by reference to exhibit 10.17 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.20

Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) (incorporated by reference to exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.20a

First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co. (incorporated by reference to the exhibit 10.19 to registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.21

First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company (incorporated by reference to exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.22

Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover (incorporated by reference to exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.23

The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664)).

10.24

Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664)).

10.25

Master Repurchase Agreement dated as of April 24, 2003 between Banc of America Securities LLC and The PMI Group, Inc. (incorporated by reference to exhibit 10.22 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.26

Stockholders’ Agreement, dated as of August 3, 2003, among Falcons Acquisition Corp., The PMI Group, Inc., Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P. and Blackstone Family Investment Partnership IV-A L.P., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., Cypress Side-by-Side LLC, 55th Street Partners II L.P., CIVC/FGIC Investment Company LLC, CIVC Partners Fund III, L.P., CIVC Partners Fund IIIA, L.P., and the management investors listed therein and any other management investors who subsequently become a party to the agreement (“Stockholders’ Agreement”) (incorporated by reference to exhibit 99.1 to the registrant’s current report on Form 8-K, filed on August 6, 2003 (File No. 001-13664)).

10.26a

First Amendment to Stockholders’ Agreement, dated as of December 18, 2003 (incorporated by reference to exhibit 10.26a to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.26b

Second Amendment to Stockholders’ Agreement, dated as of February 24, 2004 (incorporated by reference to exhibit 10.26b to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.26c

Third Amendment to Stockholders’ Agreement, dated as of July 14, 2004 (incorporated by reference to exhibit 10.26c to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.26d	Fourth Amendment to Stockholders’ Agreement, dated as of October 25, 2005.

10.26e	Fifth Amendment to Stockholders’ Agreement, dated as of January 31, 2006.

10.27

Equity Commitment Letter, dated as of August 3, 2003, signed by The PMI Group, Inc, Falcons Acquisition Corp., FGIC Holdings, Inc. and General Electric Capital Corporation (incorporated by reference to exhibit 99.2 to the registrant’s current report on Form 8-K, filed on August 6, 2003 (File No. 001-13664)).

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

10.31	Form of Corporate Unit (included in Exhibit 10.28).

10.32	Form of Treasury Unit (included in Exhibit 10.28).

10.33	Form of Note (included in Exhibit 4.8).

Exhibit Number	Description of Exhibits
10.34*

Summary of Compensation Arrangements Applicable to Named Executive Officers of The PMI Group, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed on February 22, 2006 (File No. 001-13664)).

10.35*

Summary of Compensation Arrangements Applicable to Non-Employee Directors of The PMI Group, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed on September 15, 2005 (File No. 001-13664)).

10.36

Option Agreement and Contingent Payment Agreement, dated August 12, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., FSA Portfolio Management, Inc., SPS Holding Corp., Select Portfolio Servicing, Inc. and Greenrange Partners LLC (incorporated by reference to exhibits 10.1 and 10.2 to the registrant’s current report on Form 8-K filed on August 16, 2005 (File No. 001-13664)).

10.36a

First Amendment to the Option Agreement and Contingent Payment Agreement, dated as of October 4, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., FSA Portfolio Management, Inc., SPS Holding Corp., Select Portfolio Servicing, Inc. and Greenrange Partners LLC (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 11, 2005 (File No. 001-13664)).

10.37

Revolving Credit Agreement, dated as of December 15, 2004, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.37a

Amendment No. 1 to Revolving Credit Agreement, dated as of June 17, 2005 (incorporated by reference to exhibit 10.37(a) to the registrant’s current report on Form 8-K filed on June 21, 2005 (File No. 001-13664)).

10.38*

The PMI Group, Inc. Supplemental Employee Retirement Plan (amended and restated as of May 20, 1999) (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13664)).

11.1	Statement re: Computation of Net Income Per Share.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consents of Ernst & Young LLP.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 (with Report of Independent Registered Public Accounting Firm).

*	Management or director contract or compensatory plan or arrangement.