Form 10-Q
period 2006-03-31
PMI GROUP INC
filed 2006-05-05
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 28, 2006	89,391,772

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$206,241	$199,567
Net investment income	46,867	43,790
Equity in earnings from unconsolidated subsidiaries	27,625	25,212
Net realized investment gains	340	721
Other income	6,785	5,535

Total revenues	287,858	274,825

LOSSES AND EXPENSES
Losses and loss adjustment expenses	60,939	64,481
Amortization of deferred policy acquisition costs	16,987	20,443
Other underwriting and operating expenses (Notes 3 and 9)	60,520	45,645
Interest expense	8,179	9,553

Total losses and expenses	146,625	140,122

Income before income taxes	141,233	134,703
Income taxes	35,885	33,545

NET INCOME	$105,348	$101,158

PER SHARE DATA
Basic:
Basic net income	$1.18	$1.08

Diluted:
Diluted net income	$1.09	$1.00

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale at fair value:
Fixed income securities	$2,835,992	$2,813,595
Equity securities:
Common	147,500	141,813
Preferred	156,262	96,588
Short-term investments	144,738	142,324

Total investments	3,284,492	3,194,320
Cash and cash equivalents	592,461	595,112
Investments in unconsolidated subsidiaries	1,002,707	984,925
Related party receivables	2,779	2,864
Accrued investment income	44,815	43,707
Premiums receivable	54,897	56,810
Reinsurance receivables and prepaid premiums	17,121	27,060
Reinsurance recoverables	3,104	3,278
Deferred policy acquisition costs	84,173	86,170
Property, equipment and software, net of accumulated depreciation and amortization	184,471	186,929
Other assets	76,490	72,961

Total assets	$5,347,510	$5,254,136

LIABILITIES
Reserve for losses and loss adjustment expenses	$369,914	$368,841
Unearned premiums	480,460	490,899
Long-term debt	819,529	819,529
Reinsurance payables	46,446	54,409
Deferred income taxes	104,463	101,837
Other liabilities and accrued expenses	199,440	187,831

Total liabilities	2,020,252	2,023,346

Commitments and contingencies (Notes 7 and 8)
SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 89,354,482 and 88,713,377 shares outstanding	1,114	1,114
Additional paid-in capital	486,861	466,474
Treasury stock, at cost (21,982,472 and 22,623,577 shares)	(642,450)	(652,957)
Retained earnings	3,308,380	3,207,737
Accumulated other comprehensive income, net of deferred taxes	173,353	208,422

Total shareholders’ equity	3,327,258	3,230,790

Total liabilities and shareholders’ equity	$5,347,510	$5,254,136

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,348	$101,158
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(27,625)	(25,212)
Net realized investment gains	(340)	(721)
Depreciation and amortization	8,148	8,639
Deferred income taxes	2,626	2,365
Compensation expense related to stock options and employee stock purchase plan	5,022	—
Excess tax benefits on the exercise of employee stock options	(2,783)	—
Policy acquisition costs incurred and deferred	(14,990)	(17,583)
Amortization of deferred policy acquisition costs	16,987	20,443
Changes in:
Accrued investment income	(1,108)	(1,426)
Premiums receivable	1,913	6,176
Reinsurance receivables, net of reinsurance payables	1,976	(1,183)
Reinsurance recoverables	174	170
Reserve for losses and loss adjustment expenses	1,073	(65)
Unearned premiums	(10,439)	(10,054)
Income taxes payable	18,980	6,758
Other	(9,967)	(3,524)

Net cash provided by operating activities	94,995	85,941

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	169,162	104,176
Proceeds from sales of equity securities	17,304	11,094
Proceeds from sale of unconsolidated subsidiary	4,888	—
Investment purchases:
Fixed income securities	(207,528)	(46,846)
Equity securities	(79,110)	(12,262)
Net change in short-term investments	(2,874)	(3,567)
Distributions from unconsolidated subsidiaries, net of capital contributions	220	1,951
Net change in related party receivables	85	4,675
Capital expenditures and capitalized software, net of dispositions	(5,027)	(9,144)

Net cash (used in) provided by investing activities	(102,880)	50,077

CASH FLOW FROM FINANCING ACTIVITIES
Purchase of treasury stock	(3,466)	(33,322)
Excess tax benefits from exercise of employee stock options	2,783	—
Proceeds from issuance of treasury stock	20,649	8,139
Dividends paid to shareholders	(4,705)	(4,218)

Net cash provided by (used in) financing activities	15,261	(29,401)

Foreign currency translation adjustment	(10,027)	(6,128)

Net (decrease) increase in cash and cash equivalents	(2,651)	100,489
Cash and cash equivalents at beginning of period	595,112	328,037

Cash and cash equivalents at end of period	$592,461	$428,526

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the periods for:
Interest paid	$10,600	$11,083
Income taxes paid, net of refunds	$10,573	$7,357
Non-cash investing and financing activities:
Capital lease obligations	$—	$136

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

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

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. The Company has received monthly cash payments of $4.9 million for its holdings in SPS during the first quarter of 2006 from a residual interest in mortgage servicing assets. As of March 31, 2006, the carrying value of this residual interest was $11.5 million. The Company and SPS’s other former shareholders agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of March 31, 2006, the liability with respect to this indemnification was $6.4 million.

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Significant accounting policies are as follows:

Investments – The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

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

Investments in Unconsolidated Subsidiaries – Investments in the Company’s unconsolidated subsidiaries are equity investees. Investments in equity investees with ownership interests of 20%-50% are generally accounted for on the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for on the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

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

The Securities and Exchange Commission (“SEC”) requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority-owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority-owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary is required to be included in the registrant’s interim SEC filings. As of March 31, 2006, income before taxes as described in item (iii) above of FGIC exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC is included in Note 13. Condensed Combined Financial Statements of FGIC. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Deferred Policy Acquisition Costs – The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those costs are not deferred. Costs related to the issuance of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $139.3 million and $134.7 million as of March 31, 2006 and December 31, 2005, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $4.9 million and $9.2 million for the three months ended March 31, 2006 and 2005, respectively.

Related Party Receivables – As of March 31, 2006, related party receivables were $2.8 million consisting of non-trade receivables from equity investees.

Reserve for Losses and Loss Adjustment Expenses – The consolidated reserve for losses and loss adjustment expenses (“LAE”) for our U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies as short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period, using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

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

Revenue Recognition – Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 74.6% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2006 and 76.3% in the first quarter of 2005. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected in each Book Year as appropriate.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 25.4% for the first three months of 2006 compared to the federal statutory rate of 35.0%. The difference in the tax rates was due primarily to equity in earnings from unconsolidated subsidiaries and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income.

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

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and the equity in earnings from CMG. International Operations include the results of operations of PMI Australia, PMI Europe and the results of operations of the Company’s Hong Kong branch operations. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of our holding company and contract underwriting operations.

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common stockholders and the actual weighted-average of the common stock shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common stockholders, which in the current period includes consideration of stock-based compensation required by SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common stock shares reflect the potential increase of common stock shares if outstanding securities were converted into common stock or if contracts to issue common stock, including stock options issued by the Company that have a dilutive impact, were exercised. The mandatorily redeemable preferred capital securities and equity units outstanding have not been included in the calculation of diluted shares outstanding as they are anti-dilutive for the periods presented.

EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. The Company’s $360.0 million 2.50% Senior Convertible Debentures are considered CoCos under EITF No. 04-8. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and an additional 8.2 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCos in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.08 and $0.06 for the three months ended March 31, 2006 and 2005, respectively.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three months ended:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income:
As reported	$105,348	$101,158
Interest and amortization, net of taxes	1,912	1,912

Net income adjusted for diluted EPS calculation	$107,260	$103,070

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three months ended:

	Three Months Ended March 31,
	2006	2005
	(Shares in thousands)
Weighted-average shares for basic EPS	89,036	93,907
Weighted-average stock options and other dilutive instruments	1,413	1,402
Weighted-average dilutive components of CoCos	8,153	8,153

Weighted-average shares for diluted EPS	98,602	103,462

Dividends per share declared and accrued to common stockholders	$0.0525	$0.0450

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123R, that addresses the accounting for stock-based compensation in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based payment transactions, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated results of operations. For share-based payments granted or unvested upon the adoption of SFAS No. 123R, the Company recognizes the fair value of share-based payments, including employee stock options and employee stock purchase plan shares, granted to employees as compensation expense in the consolidated results of operations.

The Company adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. With the adoption of SFAS No. 123R, the Company elected to recognize compensation costs related to employee stock option shares in accordance with the accelerated method specified in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (“FIN No. 28”). Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, Accounting for Stock-Based Compensation, (“SFAS No. 148”) and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As share-based compensation expense recognized in the consolidated statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 148 for the periods prior to 2006, forfeitures were accounted for as they occurred. See Note 3. New Accounting Standards and Note 9. Stock-Based Compensation for further discussion of SFAS No. 123R.

On May 19, 2005, the Company approved the acceleration of the vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to all officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2005 and 2004 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested. However, the Company has prohibited executive officers from selling any shares acquired upon exercise of the accelerated options prior to the date such options would have vested pursuant to the terms of the original awards. The accelerated stock options represented approximately 32% of the Company’s total outstanding stock options at the time of acceleration.

A pro forma pre-tax charge in the second quarter of 2005 of $18.0 million related to this acceleration is reflected as stock-based compensation in accordance with SFAS No. 123. Of this amount, $11.2 million pre-tax would have been recorded as compensation expense in the consolidated statement of operations over a period of 27 months beginning in January 1, 2006 pursuant to SFAS No. 123R and SEC related requirements.

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.	NEW ACCOUNTING STANDARDS

On January 1, 2006, the Company adopted SFAS No. 123R which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonable estimable. Prior to the Company’s adoption of SFAS No. 123R, the Company followed the intrinsic value method prescribed in APB No. 25, and its related interpretations, as permitted by SFAS No. 123. Accordingly, no share-based employee compensation cost was recognized in the consolidated statement of operations for the period ended March 31, 2005. The Company elected to adopt the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. As a result of the Company’s adoption of SFAS No. 123R, the Company’s other underwriting expenses in its Other segment for the period ended March 31, 2006 were $5.0 million (pre-tax) higher and net income was $3.7 million lower than if the Company had continued to account for share-based compensation under APB No. 25.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 is not currently expected to significantly impact the Company’s consolidated results of operations or consolidated financial condition.

NOTE 4.	INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of March 31, 2006:
Fixed income securities	$2,737,113	$105,860	$(6,981)	$2,835,992
Equity securities:
Common stocks	109,481	38,536	(517)	147,500
Preferred stocks	153,685	3,750	(1,173)	156,262

Total equity securities	263,166	42,286	(1,690)	303,762
Short-term investments	148,376	—	(3,638)	144,738

Total	$3,148,655	$148,146	$(12,309)	$3,284,492

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2005:
Fixed income securities	$2,689,560	$127,659	$(3,624)	$2,813,595
Equity securities:
Common stocks	109,960	33,029	(1,176)	141,813
Preferred stocks	93,010	3,798	(220)	96,588

Total equity securities	202,970	36,827	(1,396)	238,401
Short-term investments	145,502	—	(3,178)	142,324

Total	$3,038,032	$164,486	$(8,198)	$3,194,320

Aging of Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2006.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of March 31, 2006:
Fixed income securities:
Municipal bonds	$219,179	$(2,477)	$—	$—	$219,179	$(2,477)
Foreign governments	95,943	(507)	721	(12)	96,664	(519)
Corporate bonds	93,162	(1,307)	76,795	(2,663)	169,957	(3,970)
U.S. government and agencies	3,286	(4)	253	(11)	3,539	(15)

Total fixed income securities	411,570	(4,295)	77,769	(2,686)	489,339	(6,981)
Equity securities:
Common stocks	9,218	(511)	368	(6)	9,586	(517)
Preferred stocks	46,880	(1,173)	—	—	46,880	(1,173)

Total equity securities	56,098	(1,684)	368	(6)	56,466	(1,690)
Short-term investments	—	—	96,362	(3,638)	96,362	(3,638)

Total	$467,668	$(5,979)	$174,499	$(6,330)	$642,167	$(12,309)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during the first quarter of 2006 and 2005 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. There were no other-than-temporary declines or recognized realized losses during the first quarter of 2006. In the first quarter of 2005, the Company determined that the decline in the market value of certain fixed income and equity securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million.

Net Investment Income – Net investment income consists of the following for the three months ended:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Fixed income securities	$37,702	$39,192
Equity securities	2,474	2,307
Short-term investments	7,412	2,973

Investment income before expenses	47,588	44,472
Investment expenses	(721)	(682)

Net investment income	$46,867	$43,790

NOTE 5.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The carrying values of the Company’s investments in unconsolidated subsidiaries consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	Ownership Percentage	December 31, 2005	Ownership Percentage
	(Dollars in thousands)
FGIC	$764,681	42.0%	$751,761	42.0%
CMG	133,218	50.0%	129,600	50.0%
RAM Re	86,005	24.9%	84,991	24.9%
Other	18,803	various	18,573	various

Total	$1,002,707		$984,925

As of March 31, 2006, the Company’s investment in FGIC was $764.7 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing equity in earnings and the Company’s proportionate share of FGIC’s net unrealized gains in its investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended March 31,
	2006	Ownership Percentage	2005	Ownership Percentage
	(Dollars in thousands)
FGIC	$21,965	42.0%	$19,625	42.0%
CMG	4,492	50.0%	4,074	50.0%
RAM Re	1,270	24.9%	1,221	24.9%
Other	(102)	various	292	various

Total	$27,625		$25,212

NOTE 6.	DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months ended:

	March 31,
	2006	2005
	(Dollars in thousands)
Balance at January 1,	$86,170	$92,438
Policy acquisition costs incurred and deferred	14,990	17,583
Amortization of deferred policy acquisition costs	(16,987)	(20,443)

Balance at March 31,	$84,173	$89,578

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

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and March 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Balance at January 1,	$368,841	$364,847
Reinsurance recoverables	(3,278)	(3,405)

Net balance at January 1,	365,563	361,442
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	64,411	67,621
Prior years (1)	(3,472)	(3,140)

Total incurred	60,939	64,481
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(776)	(128)
Prior years	(58,976)	(63,442)

Total payments	(59,752)	(63,570)
Foreign currency translation effect	60	(806)

Net ending balance at March 31,	366,810	361,547
Reinsurance recoverables	3,104	3,235

Balance at March 31,	$369,914	$364,782

(1)    The $3.5 million and $3.1 million reductions in total incurred related to prior years in 2006 and 2005, respectively, were due primarily to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The increase in loss reserves at March 31, 2006 compared to March 31, 2005 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations. The reserve increase in U.S. Mortgage Insurance Operations for the first quarter of 2006 was primarily due to higher primary expected claim rates on reported delinquencies, partially offset by a decrease in primary loans in default from year end. U.S. Mortgage Insurance Operations primary insurance default inventory was 37,784 at March 31, 2006 and 35,716 at March 31, 2005. The default rate was 5.13% at March 31, 2006 and 4.53% at March 31, 2005. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Guarantees – The PMI Group has guaranteed certain payments to the holders of the privately issued debt (“Capital Securities”) issued by PMI Capital I. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company.

Indemnification—As part of the sale of the Company’s interest in SPS on October 4, 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. As of March 31, 2006, the Company had recorded a liability of $6.4 million with respect to this indemnification.

Funding Obligations – We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of March 31, 2006, the Company had committed to fund, if called upon to do so, $5.8 million of additional equity in certain limited partnership investments.

Legal Proceedings – Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9.	STOCK-BASED COMPENSATION

Equity Incentive Plan – The PMI Group’s Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of both non-qualified stock options and incentive stock options, nonvested shares, stock appreciation rights subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common shares in the future following the attainment of performance goals determined by the Board of Directors. Under the Equity Incentive Plan, non-employee directors receive quarterly, non-discretionary grants of stock units with an initial value of $25,000. The number of units granted depends on the fair market value of the Company’s common shares on the grant date but each stock unit has an initial value equal to the fair market value of one common share on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date or upon termination of board service. Generally, options are granted with an exercise price equal to the market value on the date of grant, expire ten years from the grant date and have a three-year vesting period. The Company grants nonvested shares to employees under our Equity Incentive Plan. The Equity Incentive Plan provides for the granting of nonvested shares to officers and key employees. Nonvested stock issued under the Equity Incentive Plan generally vest annually between two to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

Employee Stock Purchase Plan – The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Based on the features of the ESPP, it is considered compensatory according to the provisions of SFAS No. 123R.

Impact of the Adoption of SFAS No. 123R - The Company adopted SFAS No. 123R using the modified prospective method beginning January 1, 2006. Accordingly, during the first quarter of 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested at January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.

We have recognized compensation expense for all awards granted based on the estimated grant date fair value method using the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. For stock options, compensation expense is recognized using the accelerated amortization method under FIN No. 28. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Prior to adopting SFAS No. 123R, tax benefits resulting from the exercise of stock options were included in operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules. As a result of adopting SFAS No. 123R, $2.8 million of excess tax benefits for the three months ended March 31, 2006 have been classified in cash flows from financing activities. Cash received from option exercises and the ESPP for the three-month periods ended March 31, 2006 and 2005, was $20.6 million and $8.1 million, respectively. As a result of the Company’s adoption of SFAS No. 123R, the Company’s other underwriting expenses in its Other segment for the period ended March 31, 2006 were $5.0 million (pre-tax) higher and net income was $3.7 million lower than if it had continued to account for share-based compensation under APB No. 25.

As of March 31, 2006, there was $11.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Valuation Assumptions - The fair value of stock options granted to employees is estimated on the date of the grant using the Black-Scholes option pricing model. This option pricing model was developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s Equity Incentive Plan. The model also requires considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value of stock option grants.

The Company aggregates similar groups of employees with respect to exercise and post-vesting employment-termination behaviors for its option pricing model assumption estimation process. We estimate the expected term of options granted by analyzing historical exercise and post-vesting behavior of employees for similar stock option grants. Expected volatility is estimated using the historical volatility of our common stock over the expected term of the options. If new or different information that would be useful in estimating expected volatility becomes available, we may incorporate that information into future estimates. The Company considers expected changes of future dividend policy for selection of expected dividends. The risk-free interest rate that we use in the option pricing model is based on the U.S. Treasury zero-coupon yield curve with remaining terms similar to the expected terms on the options.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend yield	0.49%	0.47%
Expected volatility	28.8%	30.6%
Risk-free interest rate	4.40%	4.23%
Expected life (years from grant date)	4.3	6.0

Share-Based Compensation Activity

The following is a summary of the share based compensation activity in the Equity Incentive Plan for the period ended March 31, 2006:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	6,289,941	$32.40
Granted	1,311,665	$43.16
Exercised	(647,799)	$30.67
Forfeited	(5,266)	$39.42

Outstanding at end of period	6,948,941	$34.59

Exercisable at period end	5,614,416	$32.59

The weighted-average remaining contractual life of options outstanding as of March 31, 2006 was 6.8 years, and the range of exercise price on those options was $13.20 to $44.00. During the three months ended March 31, 2006 and 2005, the average fair value of options granted under our stock option plans was $12.89 and $13.94, respectively, determined as of the date of option exercise. As of March 31, 2006, there was approximately $11.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123R - Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation transactions, using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Previously under SFAS No. 123, the Company was required to disclose the pro forma effects of using the fair value method to consolidated net income and earnings per share. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
(Dollars in thousands)
Net income:
As reported	$101,158
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,928)

Pro forma net income	97,230
Interest and amortization expense, net of taxes	1,912

Pro forma net income for diluted EPS calculation	$99,142

Basic earnings per share:
As reported	$1.08
Pro forma	$1.04
Diluted earnings per share:
As reported	$1.00
Pro forma	$0.96

NOTE 10.	COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2006 and 2005 are shown in the table below.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income	$105,348	$101,158
Other comprehensive income, net of deferred taxes:
Change in unrealized gains on investments:
Unrealized losses arising during period, net of deferred tax benefits of $10,390 and $16,330, respectively	(24,821)	(30,743)
Reclassification of realized gains included in net income, net of deferred taxes	(221)	(469)

Net unrealized gains	(25,042)	(31,212)
Change in foreign currency translation losses	(10,026)	(6,128)

Other comprehensive loss, net of deferred tax benefits	(35,068)	(37,340)

Comprehensive income	$70,280	$63,818

The unrealized losses in the first quarter of 2006 and 2005 were primarily due to increases in fixed income security interest rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized losses arising in our unconsolidated subsidiaries’ investment portfolios. The change in foreign currency translation gains for the first quarter of 2006 and 2005 were due primarily to weakening of the Australian dollar spot exchange rate relative to the U.S. dollar.

NOTE 11.	BUSINESS SEGMENTS

Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended March 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$167,538	$38,686	$—	$17	$206,241
Net investment income	25,676	14,785	—	6,406	46,867
Equity in earnings (losses) from unconsolidated subsidiaries	4,492	—	23,235	(102)	27,625
Net realized investment gains (losses)	237	142	—	(39)	340
Other income (loss)	(23)	3,031	—	3,777	6,785

Total revenues	197,920	56,644	23,235	10,059	287,858

Losses and expenses:
Losses and loss adjustment expenses	59,147	1,792	—	—	60,939
Amortization of deferred policy acquisition costs	13,442	3,545	—	—	16,987
Other underwriting and operating expenses	27,866	9,789	—	22,865	60,520
Interest expense	—	—	—	8,179	8,179

Total losses and expenses	100,455	15,126	—	31,044	146,625

Income (loss) before income taxes	97,465	41,518	23,235	(20,985)	141,233
Income tax (benefit)	27,360	12,909	2,137	(6,521)	35,885

Net income (loss)	$70,105	$28,609	$21,098	$(14,464)	$105,348

Total assets	$2,607,244	$1,167,301	$850,686	$722,279	$5,347,510

	Three Months Ended March 31, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$164,112	$35,435	$—	$20	$199,567
Net investment income	25,579	13,756	—	4,455	43,790
Equity in earnings from unconsolidated subsidiaries	4,074	—	20,846	292	25,212
Net realized investment gains (losses)	420	340	—	(39)	721
Other income (loss)	4	(113)	—	5,644	5,535

Total revenues	194,189	49,418	20,846	10,372	274,825

Losses and expenses:
Losses and loss adjustment expenses	63,118	1,363	—	—	64,481
Amortization of deferred policy acquisition costs	16,026	4,417	—	—	20,443
Other underwriting and operating expenses	23,553	7,006	—	15,086	45,645
Interest expense	1	—	—	9,552	9,553

Total losses and expenses	102,698	12,786	—	24,638	140,122

Income (loss) before income taxes (benefit)	91,491	36,632	20,846	(14,266)	134,703
Income tax (benefit)	25,149	11,485	1,956	(5,045)	33,545

Net income (loss)	$66,342	$25,147	$18,890	$(9,221)	$101,158

Total assets	$2,603,099	$1,112,741	$781,952	$663,878	$5,161,670

NOTE 12.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Pension benefits:
Service cost	$2,675	$2,475
Interest cost	1,500	1,281
Expected return on plan assets	(1,420)	(1,175)
Amortization of prior service cost	(5)	(6)
Recognized net actuarial loss	250	225

Net periodic benefit cost	$3,000	$2,800

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Other post-retirement benefits:
Service cost	$175	$111
Interest cost	150	102
Amortization of prior service cost	(200)	(142)
Recognized net actuarial loss	75	66

Net periodic post-retirement benefit	$200	$137

NOTE 13.	CONDENSED FINANCIAL STATEMENTS OF FGIC

The following represents condensed balance sheet information for the Company’s equity investment in FGIC as of March 31, 2006 and December 31, 2005, and condensed statement of operations information for the three months ended March 31, 2006 and 2005:

	As of
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments	$3,479,775	$3,457,817
Variable interest entity fixed maturity securities, held to maturity	750,000	—
Cash and cash equivalents	73,478	51,901
Accrued investment income	46,655	42,871
Deferred policy acquisition costs	72,754	63,330
Accounts receivable and other assets	170,519	132,557

Total assets	$4,593,181	$3,748,476

Liabilities:
Reserve for losses and loss adjustment expenses	$50,228	$54,812
Unearned premiums	1,226,597	1,201,163
Accounts payable and other liabilities	127,053	89,995
Variable interest entity floating rate notes	750,000	—
Debt	323,356	323,350

Total liabilities	2,477,234	1,669,320
Shareholders’ equity	2,115,947	2,079,156

Total liabilities and shareholders’ equity	$4,593,181	$3,748,476

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$92,410	$81,056
Total expenses	19,720	15,987

Income before income taxes	72,690	65,069
Income tax expense	17,154	15,684

Net income	55,536	49,385
Preferred stock dividends	(4,542)	(4,251)

Net income available to common shareholders	$50,994	$45,134
TPG’s ownership interest in common equity	42.0%	42.0%

TPG’s proportionate share of net income available to common stockholders	$21,411	$18,952
TPG’s proportionate share of management fees and other	554	673

Total Equity in earnings from FGIC	$21,965	$19,625

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this document include discussions relating to persistency, default and claim rates, the seasoning of PMI’s insurance portfolio, stock-based compensation expense, loss reserves and our liquidity and capital resources. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•	changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates or consumer confidence; housing demand, housing values, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•	changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/10/10 or similar loans) and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•	the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality and Alt-A loans, adjustable rate mortgages and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors, or any polarization between us and the GSEs, FM Policy Focus or our customers;

•	changes in the regulation, business practices or eligibility guidelines of the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings;

•	legislative and regulatory developments, regulatory investigations relating to the insurance industry, including captive reinsurance arrangements, and litigation and new theories of liability applicable to us, our subsidiaries or our unconsolidated subsidiaries;

•	legal and other constraints on the amount of dividends we receive from subsidiaries;

•	the performances of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•	the performances of our unconsolidated subsidiaries, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, economic factors or political or regulatory conditions and potential changes in accounting practices in the financial guaranty industry;

•	potential limitations on our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity;

•	technological developments; and

•	management’s ability to appropriately respond to uncertainties and risks, including the foregoing.

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

Overview of Our Business

We are a global provider of credit enhancement products that promote homeownership and the provision of services essential to the building of strong communities. Through our U.S., International and Financial Guaranty segments, we offer first loss, mezzanine and risk remote financial insurance across the credit spectrum and around the world. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $70.1 million for the quarter ended March 31, 2006 and $66.3 million for the quarter ended March 31, 2005, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $28.6 million for the quarter ended March 31, 2006 and $25.1 million for the quarter ended March 31, 2005.

•	Financial Guaranty. We are the lead investor in FGIC which provides financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda, through its holding company, RAM Holdings Ltd. Net income from our Financial Guaranty segment was $21.1 million for the quarter ended March 31, 2006 and $18.9 million for the quarter ended March 31, 2005. As a result of the initial public offering of RAM Holdings that was consummated on May 2, 2006, our equity ownership interest in RAM Re decreased to 23.7%.

•	Other. Our Other segment consists of our holding company (“The PMI Group” or “TPG”) and contract underwriting operations and to a lesser extent our equity in losses from certain limited partnerships. Our Other segment generated a net loss of $14.5 million for the quarter ended March 31, 2006 and a net loss of $9.1 million for the quarter ended March 31, 2005.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter Ended March 31, 2006

Our consolidated net income for the first quarter of 2006 was $105.3 million compared to $101.2 million for the corresponding period in 2005 (See Results of Operations table below). This increase was primarily due to increases in 2006 in premiums earned from U.S. Mortgage Insurance Operations and PMI Australia and a decrease in U.S. Mortgage Insurance Operations’ losses and loss adjustment expenses, or LAE. The increase in consolidated net income was partially offset by higher other underwriting and operating expenses, including a $5.0 million pre-tax expense in our Other segment in the first quarter of 2006 relating to our January 2006 adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	Policy Cancellations and Persistency. Continued low interest rates and home price appreciation have driven heavy mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 63.1% as of March 31, 2006, 61.9% as of December 31, 2005 and 60.8% as of March 31, 2005. If mortgage interest rates remain at current levels or continue to increase, we expect that that refinancing activity will continue to slow and PMI’s persistency rate will improve. If home price appreciation slows, policy cancellations may decline, which would positively affect PMI’s persistency rate.

•	New Insurance Written (NIW). PMI’s NIW decreased by 1.0% in the first quarter of 2006 compared to the corresponding period in 2005. This decrease reflects a 20% decrease in NIW generated by PMI’s flow channel, partially off-set by a 63% increase in NIW generated by structured transactions. We believe that the decrease in PMI’s flow channel NIW was driven by higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured to a great extent and a reduction in the size of the flow private mortgage insurance market. Increased use of alternatives to private mortgage insurance, such as “simultaneous seconds,” “piggyback,” “80/10/10,” “80/20,” or “80/15/5” loans, continues to negatively affect the size of the private mortgage insurance market and PMI’s NIW. The size of the private mortgage insurance market is also affected by the number of loans originated and sold to non-agency investors and we believe that the level of non-agency loans increased as a percentage of the total origination market in the first quarter of 2006. PMI’s structured transactions channel is affected by, among other things, the size of the mortgage-backed securities (“MBS”) market and the differential in the interest rates being offered between the various risk layers of MBS transactions. PMI’s NIW generated through structured transactions increased in the first quarter of 2006 as a result of transactions initiated in the fourth quarter of 2005 when these interest rate differentials had widened.

•	Credit and Portfolio Characteristics. PMI’s primary risk in force as of March 31, 2006 consisted of higher percentages of adjustable rate mortgages, or ARMs, payment option ARMs, interest only, Alt-A, and high LTV loans compared to March 31, 2005. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since March 31, 2005. We expect higher default and claim rates for ARMs, option ARMs, interest only, Alt-A and high LTV loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates.

•	Losses and Claims. PMI’s claims paid including LAE decreased by 7.9% in the first quarter of 2006 compared to the corresponding period in 2005 primarily as a result of a decrease in the number of primary claims paid, partially offset by a higher average primary claim size. The decrease in the number of primary claims paid was primarily due to favorable economic conditions, in particular continued home price appreciation which increases PMI’s loss mitigation opportunities, and the seasoning of PMI’s primary insurance portfolio. Net loss reserves increased by $1.1 million due to higher expected future claim rates as a result of changes in the business mix of PMI’s portfolio, offset by decreases in the number of loans in PMI’s default inventory.

•	Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. As of March 31, 2006, 53.2% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 52.4% as of March 31, 2005. This increase was due to refinance activity resulting in cancellations of policies not subject to captive reinsurance and a higher percentage of the NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. We expect that the percentage of PMI’s flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase. NIW generated through PMI’s structured channel are generally not subject to captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s net income increased to $24.1 million in the first quarter of 2006 from $20.6 million in the first quarter of 2005. PMI Australia’s NIW increased by 22.0% in the first quarter of 2006 in comparison to the corresponding period in 2005 due primarily to a large RMBS transaction in 2006.

•	PMI Europe. PMI Europe’s net income was $2.9 million for the first quarter of 2006 compared to $3.0 million for the first quarter of 2005. Net income in the quarter was positively impacted by increases in other income arising from changes in the fair value of its credit default swap derivative contracts. These increases were offset by additional provisions for profit sharing obligations associated with the U.K. lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003 from Royal & Sun Alliance (“R&SA”) and by a reduction in premiums earned associated with the acquired R&SA portfolio. We recognize premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

•	Foreign Currency Exchange Fluctuations. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. In March 2006, we purchased foreign currency put options at a pre-tax cost of $1.4 million to mitigate the effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro in 2006. Net income from International Operations for the first quarter of 2006 includes a $1.3 million pre-tax increase in the fair value of our foreign currency put options. The change in the average foreign currency exchange rates from the first quarter of 2006 to the corresponding period in 2005 decreased our International Operations net income by $1.5 million, primarily due to depreciation in the Australian dollar. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the functional currencies.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•	FGIC. The significant portion of our net income derived from our Financial Guaranty segment in the first quarter of 2006 was generated by equity in earnings from FGIC. Equity in earnings from FGIC was $22.0 million for the first quarter of 2006 compared to $19.6 million for the corresponding period of 2005. This increase was primarily due to increases in premiums and higher investment income, partially offset by a decrease in refundings and higher underwriting expenses. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets.

•	RAM Re. Equity in earnings from RAM Re was $1.2 million for the first quarter of 2006, the same as the corresponding quarter in 2005.

•	Hurricane Katrina. As of March 31, 2006, FGIC had Katrina-related case reserves of $6.9 million, watchlist reserves of $12.7 million and an estimated reinsurance recoverable of $1.0 million, representing a $1.5 million decrease in net reserves related to Hurricane Katrina affected credits from December 31, 2005. FGIC’s loss reserve will likely be adjusted in the future as additional information becomes available. Any such adjustments may have a material impact on its results of operations and our equity in earnings from FGIC. RAM Re’s exposure to obligations in areas designated by the Federal Emergency Management Agency as eligible for both public and individual assistance is approximately $119 million, of which $28.2 million was added to its watchlist. RAM Re has not recorded reserves related to Hurricane Katrina. We cannot predict whether FGIC or RAM Re will ultimately incur losses or will record additional reserves in the future as a result of Hurricane Katrina.

Other. Factors affecting the financial performance of our Other segment include:

•	Contract Underwriting Services. Due to lower levels of mortgage originations and a decline in customers’ requests for contract underwriting services, our contract underwriting activities and associated revenues and expenses decreased in the first quarter of 2006 compared to the corresponding period in 2005. We believe our contract underwriting activities and revenues will continue to decline in the future as a result of these factors. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Expenses associated with contract underwriting remedies, and accruals thereof, were $2.5 million in the first quarter of 2006 compared to $2.4 million in the corresponding period in 2005.

•	Stock-Based Compensation. In 2006, we adopted SFAS No. 123R, which requires us to record the fair value of share-based awards, including stock options and our Employee Stock Purchase Plan (“ESPP”) shares, to employees in our consolidated statements of operations effective January 1, 2006. During the first quarter of 2006, our underwriting expenses include $5.0 million (pre-tax) in compensation expense relating to unvested and outstanding stock options and the ESPP plan. The after tax charge related to this item was $3.7 million in the first quarter of 2006. We believe this charge represents approximately 40% of the expected aggregate 2006 compensation expense for our options in the first quarter of 2006. These expenses were proportionately higher in the first quarter of 2006 due primarily to the acceleration of compensation expense related to stock options granted to retirement eligible employees in February 2006.

•	Additional Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations and interest expense. Effective January 1, 2006, we refined our method of operating cost allocation between our U.S. Mortgage Insurance Operations segment and our Other segment. As a result of this refinement, we allocated approximately $1.5 million (pre-tax) of expenses in the first quarter of 2006 to our Other segment which previously would have been allocated to our U.S. Mortgage Insurance Operations segment. This allocation refinement will affect these segments’ expense reporting throughout the remainder of 2006. In October 2005, we sold our interest in SPS to Credit Suisse First Boston (USA), Inc., or CSFB. Our equity investment in SPS generated equity earnings of $0.9 million in the first quarter of 2005 which is included in other income.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the three months ended:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(Dollars in millions, except per share data)
REVENUES
Premiums earned	$206.2	$199.6	3.3%
Net investment income	46.9	43.8	7.1%
Equity in earnings from unconsolidated subsidiaries	27.6	25.2	9.5%
Net realized investment gains	0.3	0.7	(57.1)%
Other income	6.8	5.5	23.6%

Total revenues	287.8	274.8	4.7%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	60.9	64.5	(5.6)%
Amortization of deferred policy acquisition costs	17.0	20.4	(16.7)%
Other underwriting and operating expenses	60.5	45.6	32.7%
Interest expense	8.2	9.6	(14.6)%

Total losses and expenses	146.6	140.1	4.6%

Income before income taxes	141.2	134.7	4.8%
Income taxes	35.9	33.5	7.2%

Net income	$105.3	$101.2	4.1%

Diluted earnings per share	$1.09	$1.00	9.0%

Consolidated net income for the first quarter of 2006 increased 4.1% compared to the corresponding period in 2005 primarily due to higher premiums earned in U.S. Mortgage Insurance Operations and PMI Australia, and a decrease in losses and LAE expenses in U.S. Mortgage Insurance Operations. The increase in consolidated net income was partially offset by higher underwriting and operating expenses in our U.S. Mortgage Insurance Operations and Other segments.

The increase in consolidated premiums earned in the first quarter of 2006 compared to the corresponding period in 2005 was due to increases in premiums earned by U.S. Mortgage Insurance Operations and International Operations. U.S. Mortgage Insurance Operations’ premiums earned increased primarily as a result of higher average premium rates and increased premiums from our modified pool products. The increase in PMI Australia’s premiums earned was primarily due to NIW and insurance in force growth, partially offset by the strengthening of the U.S. dollar relative to the Australian dollar during the first quarter of 2006.

The increase in net investment income in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to growth in our U.S. and Australian investment portfolios, combined with an increase in our consolidated book yield. As of March 31, 2006, our consolidated pre-tax book yield was 5.21% compared to 5.06% as of March 31, 2005. This increase in our pre-tax book yield was primarily due to the continued higher interest rate environment in Australia in the first quarter of 2006.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC, our largest strategic investment, was $22.0 million in the first quarter of 2006 compared to $19.6 million for the same period in 2005. This increase was primarily due to increases in premiums earned and higher investment income, partially offset by a decrease in refundings and higher underwriting expenses in the first quarter of 2006.

Other income consists primarily of contract underwriting revenues from MSC in our Other segment and changes in the fair value of foreign currency put options and credit default swaps, both of which are accounted for as derivatives. The increase in other income in the first quarter of 2006 compared to the corresponding period in 2005 was largely due to unrealized gains on foreign currency put options at PMI Australia and credit default swaps at PMI Europe. The increase in other income was partially offset by lower fees generated by our contract underwriting operations. Contract underwriting activity decreased in the first quarter of 2006 due to lower levels of mortgage refinance activity in the first quarter of 2006 compared to the corresponding period in 2005. The results of our contract underwriting operations are included in our Other segment.

The decrease in our losses and LAE in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to a lower number of claims paid in our U.S. Mortgage Insurance Operations due to favorable economic conditions, in particular continued home price appreciation, and the seasoning of PMI’s primary insurance portfolio. The decrease in U.S. Mortgage Operations’ losses and LAE was partially offset by an increase in net loss reserves of $1.1 million in the first quarter of 2006 when compared to the same period in 2005.

The decrease in amortization of deferred policy acquisition costs in the first quarter of 2006 from the first quarter of 2005 was due to lower levels of amortization in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations’ deferred policy acquisition costs asset decreased $1.3 million from December 31, 2005 to $47.0 million as of March 31, 2006 due primarily to cost savings realized from our field office restructuring in 2004 resulting in reduced cost deferrals, and the declines in NIW in 2005 and 2006.

The increase in other underwriting and operating expenses in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to the requirement to begin expensing stock options which resulted in $5.0 million in stock option and ESPP-related expenses, higher operating expenses in International Operations, higher compensation-related expenses associated with our U.S. Mortgage Insurance and holding company operations, and expenses relating to PMI’s field operations restructuring.

Our income tax expense in the first quarter of 2006 increased by 7.2% compared to the corresponding period in 2005 primarily as a result of the increase in pre-tax income and an increase in the effective tax rate from 24.9% to 25.4%. The increase in our effective tax rate for the quarter ended March 31, 2006 was primarily due to increases in our U.S. Mortgage Insurance Operations’ net income, excluding net investment income and equity in earnings, which is taxed at an effective tax rate of 35.0%.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments.

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
U.S. Mortgage Insurance Operations	$70.1	$66.3	5.7%
International Operations	28.6	25.1	13.9%
Financial Guaranty	21.1	18.9	11.6%
Other	(14.5)	(9.1)	59.3%

Consolidated net income	$105.3	$101.2	4.1%

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

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
Premiums earned	$167.5	$164.1	2.1%
Net investment income	$25.7	$25.6	0.4%
Equity in earnings from unconsolidated subsidiaries	$4.5	$4.1	9.8%
Losses and LAE	$59.1	$63.1	(6.3)%
Underwriting and operating expenses	$41.3	$39.6	4.3%
Net income	$70.1	$66.3	5.7%

Premiums written and earned – PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, a proportionate amount of PMI’s gross premiums written is ceded to those captive reinsurance companies. PMI’s premiums earned refer to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
Gross premiums written	$208.1	$201.1	3.5%
Ceded premiums, net of assumed	(41.6)	(43.3)	(3.9)%
Refunded premiums	(3.0)	(3.3)	(9.1)%

Net premiums written	$163.5	$154.5	5.8%

Premiums earned	$167.5	$164.1	2.1%

The increases in gross and net premiums written in the first quarter of 2006 compared to the corresponding period in 2005 were due primarily to an increase in PMI’s average premium rates and average insured loan balances in the first quarter of 2006. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans and high LTV loans in PMI’s portfolio in the first quarter of 2006 compared to the first quarter of 2005. PMI’s average insured loan balances increased primarily due to home price appreciation.

The decrease in ceded premiums in the first quarter of 2006 compared to the corresponding period in 2005 was driven primarily by an increase in our estimated cession accrual in the first quarter of 2005 and to a lesser extent a decrease in gross premiums written subject to captive reinsurance. The portion of primary flow insurance in force and risk in force subject to captive reinsurance as a percentage of total primary insurance in force and risk in force as of March 31, 2006 increased from March 31, 2005. As of March 31, 2006, 62.6% of primary flow insurance in force and 64.0% of primary flow risk in force were subject to captive reinsurance agreements compared to 59.3% and 60.7% as of March 31, 2005. These increases are the result of a higher portion of new flow insurance written with customers with whom we have captive reinsurance agreements.

PMI’s premiums earned increased in the first quarter of 2006 due primarily to an increase in PMI’s average premium rates and increased modified pool NIW in comparison to the corresponding period of 2005.

Equity in earnings from unconsolidated subsidiaries – U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG. Equity in earnings from CMG increased in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of increases in CMG’s primary insurance and risk in force.

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

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions, except percentages, number of primary claims paid and as otherwise noted)
Claims paid including LAE	$58.0	$63.0	(7.9)%
Change in net loss reserves	1.1	0.1	—

Total losses and LAE	$59.1	$63.1	(6.3)%

Number of primary claims paid	2,058	2,413	(14.7)%
Average primary claim size (in thousands)	$24.7	$23.0	7.4%

Claims paid including LAE decreased in the first quarter of 2006 compared to the corresponding period in 2005 primarily as a result of decreases in the number of primary claims paid, partially offset by an increase in the average primary claim size. The decrease in the number of primary claims paid was due to favorable economic conditions, in particular continued home price appreciation which increases PMI’s loss mitigation opportunities, and the seasoning of PMI’s primary insurance portfolio. This decrease was partially offset by higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A and less-than-A quality loans. (See Credit and portfolio characteristics, below.) The increase in the average primary claim size in the first quarter of 2006 compared to the corresponding period in 2005 was due to increases in PMI’s average insured loan size and average coverage levels. We expect PMI’s average primary claim size to continue to increase in 2006 as a result of higher average loan sizes and coverage levels in PMI’s NIW and insurance in force. Primary claims paid decreased to $50.8 million in the first quarter of 2006 compared to $55.5 million for the corresponding period in 2005. Pool insurance claims paid decreased to $4.8 million in the first quarter of 2006 compared to $5.2 million in the first quarter of 2005.

Net loss reserves in the first quarter of 2006 increased by $1.1 million during the first quarter of 2006 due to increases in PMI’s expected future claim rates. The increase in expected claim rates was partially offset by a decrease in notices of default.

We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination. Approximately 82.8% of PMI’s insurance in force as of March 31, 2006 was written after January 1, 2003. We believe that the impact of the seasoning of the 2003 and earlier book years on total losses and LAE was greatest in 2005, with some continued impact in 2006. As of March 31, 2006, PMI’s 2003 and earlier book years represented 39.3% of PMI’s primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, total losses and LAE will be negatively impacted. In addition, higher concentrations of PMI’s portfolio of Alt-A loans, ARMs, high LTV loans, payment option ARMs and interest only loans could cause losses and LAE to increase. Changes in economic conditions, including mortgage interest rates, U.S. unemployment, job creation, and home prices could significantly impact our estimates, and therefore, PMI’s total losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

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

PMI’s primary default data is presented in the table below:

	As of March 31,		Percent Change/ Variance
	2006	2005
Flow policies in force	631,900	694,932	(9.1)%
Structured policies in force	105,008	93,915	11.8%

Primary policies in force	736,908	788,847	(6.6)%
Flow loans in default	28,761	28,041	2.6%
Structured loans in default	9,023	7,675	17.6%

Primary loans in default	37,784	35,716	5.8%

Primary default rate	5.13%	4.53%	0.60	pps
Primary default rate for flow transactions	4.55%	4.04%	0.51	pps
Primary default rate for structured transactions	8.59%	8.17%	0.42	pps

The increase in PMI’s primary default rate as of March 31, 2006 compared to March 31, 2005 was due to an increase in the number of primary loans in default and a decline in the number of primary insurance policies in force. The increase in primary loans in default as of March 31, 2006 compared to March 31, 2005 was due primarily to approximately 1,700 primary loans attributable to the 2005 hurricanes. Higher concentrations of Alt-A loans, ARMs, high LTV loans with deeper coverage, payment option ARMs and interest only loans contributed to the increase in structured loans in default as of March 31, 2006 compared to March 31, 2005, and to the higher default rates generally compared to PMI’s flow channel default rates.

PMI’s modified pool default data are presented in the table below:

	As of March 31,		Percent Change/ Variance
	2006	2005
Modified pool with deductible
Loans in default	11,110	8,906	24.7%
Policies in force	165,075	120,768	36.7%
Default rate	6.73%	7.37%	(0.64	) pps

Modified pool without deductible
Loans in default	3,086	2,690	14.7%
Policies in force	47,956	49,262	(2.7)%
Default rate	6.44%	5.46%	0.98	pps

Total modified pool
Loans in default	14,196	11,596	22.4%
Policies in force	213,031	170,030	25.3%
Default rate	6.66%	6.82%	(0.16	) pps

The decrease in the total modified pool default rate from March 31, 2005 to March 31, 2006 was due to an increase in the number of modified pool policies in force, partially offset by an increase in modified pool loans in default and customer default reporting enhancements begun in the third quarter of 2005. We do not believe the reporting enhancement will affect ultimate losses incurred related to our modified pool loans in default and, accordingly, the reporting enhancement did not affect our estimation of total losses and LAE. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. Total pool loans in default (which includes modified and other pool products below) as of March 31, 2006 and 2005 were 19,069 and 16,992, respectively. The default rates for total pool loans as of March 31, 2006 and March 31, 2005 were 6.17% and 5.65%, respectively.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
Amortization of deferred policy acquisition costs	$13.4	$16.0	(16.3)%
Other underwriting and operating expenses	27.9	23.6	18.2%

Total underwriting and operating expenses	$41.3	$39.6	4.3%

Policy acquisition costs incurred and deferred	$12.1	$12.2	(0.8)%

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

The decrease in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in the first quarter of 2006 compared to the corresponding period in 2005 was primarily the result of cost savings from our field operations restructuring in 2004, resulting in lower acquisition costs, and lower levels of NIW. PMI’s deferred policy acquisition cost asset decreased by $1.3 million from December 31, 2005 to $47.0 million as of March 31, 2006 primarily due the field operations restructuring in 2004 mentioned above and a decline in NIW compared to prior periods. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The increase in other underwriting and operating expenses for the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to higher compensation expenses and $2.0 million related to our field operations restructuring. These increases were partially offset by an approximate $1.5 million increase in the allocation of certain costs from U.S. Mortgage Insurance Operations to our Other segment as a result of a refinement of our allocation of operating costs between segments.

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.6 million in the first quarter of 2006, compared to $4.6 million in the corresponding period in 2005. The decline in allocated expenses to MSC was due to continued decreases in contract underwriting activity.

Ratios – PMI’s loss, expense and combined ratios are shown below:

	Three Months Ended March 31,
	2006	2005	Variance
Loss ratio	35.3%	38.5%	(3.2	) pps
Expense ratio	25.3%	25.6%	(0.3	) pps

Combined ratio	60.6%	64.1%	(3.5	) pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The decrease in the loss ratio in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to a decrease in total losses and LAE, partially offset by an increase in premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in the first quarter of 2006 compared to the same period of 2005 was due to the approximate $1.5 million increase in the allocation of expenses from U.S. Mortgage Insurance Operations to our Other segment, an increase in PMI’s net premiums written and a decline in the amortization of deferred policy acquisition costs, partially offset by higher underwriting and operating expenses. The $2.0 million of expenses relating to PMI’s field operations restructuring had the effect of increasing the expense ratio by approximately 1%. Excluding the allocation of costs to our Other segment, PMI’s expense ratio would have been approximately 1% higher as of March 31, 2006. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
Primary NIW:
Primary NIW - flow channel	$5,040	$6,303	(20.0)%
Primary NIW - structured channel	3,047	1,865	63.4%

Total primary NIW	$8,087	$8,168	(1.0)%

We believe that the decrease in PMI’s primary flow NIW in the quarter ended March 31, 2006 compared to the corresponding period in 2005 was driven by higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured to a great extent and a reduction in the size of the flow private mortgage insurance market. We believe the size of the flow private mortgage insurance market continues to be negatively impacted by lenders’ use of alternative mortgage products which do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total origination market. PMI’s NIW generated through structured transactions increased in the first quarter of 2006 as a result of transactions initiated in the fourth quarter of 2005 when interest rate spreads had widened.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. During the first quarter of 2006, PMI wrote $102.5 million of modified pool risk compared to $35.9 million in the corresponding period of 2005. Modified pool risk in force was $1.9 billion as of March 31, 2006 compared to $1.5 billion as of March 31, 2005.

Other pool products – Prior to 2002, PMI offered certain pool insurance products to lenders and government sponsored enterprises (“GSE Pool”) and to the capital markets (“Old Pool”). GSE Pool and Old Pool products insure all losses on individual loans held within a pool of insured loans up to the stop loss limit for the entire pool. GSE Pool risk in force was less than $0.1 billion as of March 31, 2006 and March 31, 2005. Old Pool risk in force was $0.4 billion as of March 31, 2006 and $0.5 billion as of March 31, 2005.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below:

	As of March 31,		Percent Change/ Variance
	2006	2005
	(In millions, except percentages)
Primary insurance in force	$101,511	$103,997	(2.4)%
Primary risk in force	$25,249	$25,312	(0.2)%
Pool risk in force	$2,666	$2,417	10.3%
Policy cancellations - primary (year-to-date)	$7,666	$9,492	(19.2)%
Persistency - primary	63.1%	60.8%	2.3	pps

The decrease in primary insurance in force as of March 31, 2006 compared to March 21, 2005 was due to continued high levels of policy cancellations and lower NIW. Primary risk in force at March 31, 2006 remained flat compared to March 31, 2005 due to a greater number of high LTV loans with deeper coverage and higher average loan balances as of March 31, 2006 compared to March 31, 2005. Higher mortgage interest rates and a corresponding decline in refinance activity caused policy cancellations to decrease, and primary persistency to increase, in the first quarter of 2006 compared to the corresponding period in 2005.

The following table sets forth the percent of PMI’s primary risk in force as of March 31, 2006 and December 31, 2005 in the ten states with the highest risk in force in PMI’s primary portfolio.

	As of March 31, 2006	As of December 31, 2005
Florida	10.4%	10.3%
Texas	7.4%	7.4%
California	7.4%	6.9%
Illinois	5.1%	5.0%
Georgia	4.7%	4.7%
Ohio	4.1%	4.1%
New York	4.1%	4.2%
Pennsylvania	3.7%	3.7%
Michigan	3.2%	3.2%
Washington	3.1%	3.2%

The increase in PMI’s risk in force located in California was primarily due to several large structured transactions in the first quarter of 2006 that included significant percentages of California mortgages.

Credit and portfolio characteristics – PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. PMI defines less-than-A quality loans to include loans with credit scores generally less than 620. PMI considers a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured channel primary NIW:

	Three Months Ended March 31,
	2006		2005
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$224	4.4%	$435	6.9%
Primary NIW - structured channel	398	13.1%	503	27.0%

Total primary NIW	$622	7.7%	$938	11.5%

Alt-A loan amounts and as a percentage of:
Primary NIW - flow channel	$1,532	30.4%	$1,434	22.8%
Primary NIW - structured channel	1,269	41.6%	623	33.4%

Total primary NIW	$2,801	34.6%	$2,057	25.2%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and structured channel primary NIW:

	Three Months Ended March 31,
	2006		2005
	(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW - flow channel	$947	18.8%	$1,194	18.9%
Primary NIW - structured channel	2,233	73.3%	1,516	81.3%

Total primary NIW	$3,180	39.3%	$2,710	33.2%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW - flow channel	$776	15.4%	$934	14.8%
Primary NIW - structured channel	262	8.6%	142	7.6%

Total primary NIW	$1,038	12.8%	$1,076	13.2%

Since 2004, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI has insured an increased amount of these loans through its primary flow and structured transactions channels. Interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs.

The following table presents PMI’s interest only loans and payment option ARMs as percentages of its flow channel and structured channel primary NIW:

	Three Months Ended March 31,
	2006		2005
	(In millions, except percentages)
Interest only loans amounts and as a percentage of:
Primary NIW - flow channel	$721	14.3%	$701	11.1%
Primary NIW - structured channel	1,019	33.4%	493	26.5%

Total primary NIW	$1,740	21.5%	$1,194	14.6%

Payment option ARMs amounts and as a percentage of:
Primary NIW - flow channel	$647	12.8%	$235	3.7%
Primary NIW - structured channel	—	—	—	—

Total primary NIW	$647	12.8%	$235	2.9%

The following table presents PMI’s less-than-A quality loans, and Alt-A loans, ARMS and high LTV loans as percentages of primary risk in force:

	As of March 31,
	2006	2005
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	9.1%	10.8%
Less-than-A quality loans with FICO scores below 575*	1.4%	3.0%
Alt-A loans	18.4%	13.5%
ARMs	21.1%	15.8%
97% or higher LTV loans	14.6%	12.7%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

We estimate that interest only loans and payment option ARMs represented approximately 8% and 4% of PMI’s primary risk in force as of March 31, 2006, respectively, representing increases from March 31, 2005.

As shown above, PMI’s primary risk in force as of March 31, 2006 contained higher percentages of Alt-A loans, ARMs, high LTV, interest only loans and payment option ARMs than as of March 31, 2005. PMI’s first quarter 2006 NIW also contained higher percentages of Alt-A loans, ARMs, interest only loans and payment option ARMs. We believe that these increases reflect higher concentrations of these types of loans in the current mortgage origination and private mortgage insurance markets. We believe that these market trends may continue throughout 2006.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs, high LTV loans, interest only loans, and payment option ARMs than our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In the first quarter of 2006, PMI’s average premium rate increased primarily as a result of PMI’s portfolio consisting of higher percentages of these types of loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

Our International Operations includes the results of our Australian subsidiaries (“PMI Australia”), our European subsidiaries (“PMI Europe”), and PMI’s Hong Kong branch operations. Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(USD in millions)
PMI Australia	$24.1	$20.6	17.0%
PMI Europe	2.9	3.0	(3.3)%
Hong Kong	1.6	1.5	6.7%

International Operations net income	$28.6	$25.1	13.9%

The increase in International Operations’ net income in the first quarter of 2006 compared to the first quarter of 2005 was due primarily to increases in PMI Australia’s premiums earned and gains on its foreign currency put options, partially offset by the currency rate depreciation in the Australian dollar versus the U.S. dollar and higher operating expenses for PMI Europe.

The change in average foreign currency exchange rates from the first quarter of 2005 to the first quarter of 2006 (the depreciation of the Australian dollar relative to the U.S. dollar) had a negative impact on our International Operations’ net income by $1.5 million, offset by the increase in value of our put options discussed above. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the local currency.

In March 2006 and January 2005, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in those years. The options had an aggregate pre-tax cost of $1.4 million and $1.8 million in 2006 and 2005, respectively. The options purchased in March 2006 expire ratably over the remainder of calendar year 2006. Net income from International Operations for the first quarter of 2006 and 2005 includes an increase of $1.3 million pre-tax and a decrease of $1.1 million pre-tax, respectively, related to the fair value of our foreign currency put options. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the foreign exchange benefit to our consolidated net income in the remaining nine months of 2006 will be offset by the remaining unamortized cost of the put options purchased, which is $1.2 million, and reversals of any unrealized gains.

PMI Australia

The table below sets forth the results of PMI Australia:

	Three Months Ended March 31,		Percent Change/ Variance
	2006	2005
	(USD in millions)
Net premiums written	$34.6	$32.4	6.8%

Premiums earned	$32.3	$29.4	9.9%
Net investment income	12.5	11.4	9.6%
Other income	1.4	(0.5)	—

Total revenues	46.2	40.3	14.6%

Losses and LAE	1.2	0.4	200.0%
Underwriting and operating expenses	10.4	10.3	1.0%
Income taxes	10.5	9.0	16.7%

Total expenses	22.1	19.7	12.2%

Net income	$24.1	$20.6	17.0%

Loss ratio	3.8%	1.2%	2.6	pps
Expense ratio	30.1%	32.0%	(1.9	) pps

The increase in PMI Australia’s net income in the first quarter of 2006 compared to the first quarter of 2005 was due primarily to an increase in premiums earned and unrealized gains on the foreign currency put options, partially offset by the weakening of the Australian dollar and an increase in losses and LAE. The average AUD/USD currency exchange rate was 0.7391 in the first quarter of 2006 compared to 0.7774 in the corresponding period in 2005. The change in the average AUD/USD currency exchange rate from the first quarter of 2005 to the same period in 2006 negatively impacted PMI Australia’s net income by $1.2 million. Other income from PMI Australia in the first quarter of 2006 and 2005 includes a $1.3 million pre-tax increase and a $1.0 million pre-tax reduction in the fair value of the foreign currency put options, respectively.

Premiums written and earned – The increase in net premiums written and earned for the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to increased NIW and insurance in force.

Net investment income – The increase in net investment income in the first quarter of 2006 compared to the corresponding period in 2005 was due to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $873.4 million as of March 31, 2006 from $802.1 million as of March 31, 2005. This growth was driven by positive cash flows from operations, partially offset by a weakening of the Australian dollar relative to the U.S. dollar. The pre-tax book yield was 5.85% as of March 31, 2006 and 5.88% as of March 31, 2005.

Losses and LAE – The increase in losses and LAE in the first quarter of 2006 compared to the same period in 2005 was attributable to higher claims paid in 2006. Claim payments and default rates at PMI Australia increased in the first quarter of 2006 primarily due to flat, and in some areas, negative home price appreciation. PMI Australia’s default rate as of March 31, 2006 was 0.15% and 0.10% as of March 31, 2005.

Underwriting and operating expenses – Underwriting and operating expenses were flat in the first quarter of 2006 compared to the corresponding period in 2005 due to increased compensation expenses associated with growth in the business, offset by the depreciation of the Australian dollar.

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

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(USD in millions)
Flow insurance written	$4,152	$3,922	5.9%
RMBS insurance written	5,291	3,816	38.7%

Total primary NIW	$9,443	$7,738	22.0%

	As of March 31,
	2006	2005
	(USD in millions)
Primary insurance in force	$123,050	$117,439	4.8%
Primary risk in force	$112,199	$106,724	5.1%

The increases in primary NIW generated by PMI Australia’s flow and RMBS channel in the first quarter of 2006 compared to the corresponding period in 2005 were partially offset by the depreciation of the Australian dollar relative to the U.S. dollar. The increase in RMBS insurance written in the first quarter of 2006 as compared to the corresponding period in 2005 was due primarily to two large RMBS transactions in the first quarter of 2006. The increase in primary insurance in force and risk in force as of March 31, 2006 compared to March 31, 2005 was driven by NIW.

PMI Europe

The following table sets forth the results of PMI Europe:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(USD in millions)
Premiums earned	$3.9	$4.4	(11.4)%
Net investment income	2.3	2.6	(11.5)%
Other income	1.6	0.4	300.0%

Total revenues	7.8	7.4	5.4%

Losses and LAE	0.5	1.0	(50.0)%
Underwriting and operating expenses	2.7	1.6	68.8%
Income taxes	1.7	1.8	(5.6)%

Total expenses	4.9	4.4	11.4%

Net income	$2.9	$3.0	(3.3)%

The average Euro/USD currency exchange rate was 1.2034 for the first quarter of 2006 compared to 1.3107 for the corresponding period in 2005. Changes in the average Euro/USD currency exchange rates negatively impacted net income in the first quarter of 2006 by $0.3 million compared to a favorable impact of $0.1 million in the corresponding period in 2005.

Premiums earned – The decrease in premiums earned in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to a decrease in premiums earned associated with the R&SA lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to decline.

Net investment income – Net investment income decreased by $0.3 million in the first quarter of 2006 compared to the corresponding period in 2005 due primarily to foreign currency re-measurement gains in 2005. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio, and to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. PMI Europe’s investment portfolio, including cash and cash equivalents, as of March 31, 2006 was $221 million compared to $224 million as of March 31, 2005. The Euro equivalent value of the portfolio increased from €173 million as of March 31, 2005 to €182 million as of March 31, 2006. This increase was primarily driven by positive cash flows from operations. The pre-tax book yield was approximately 4.5% as of March 31, 2006 and 4.6% as of March 31, 2005.

Other income – PMI Europe is currently a party to five transactions that are classified as derivatives. PMI Europe’s other income increased in the first quarter of 2006 compared to the corresponding period in 2005 as a result of a $1.2 million increase in gains related to the change in the derivatives’ fair value. As of March 31, 2006 and 2005, $7.6 million and $5.9 million, respectively, of deferred gains related to the initial fair value were included in other liabilities. For the quarters ended March 31, 2006 and 2005, $0.4 million of accretion from deferred gains were included in other income. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments.

Losses and LAE – PMI Europe’s losses and LAE performance continued to be favorable in the first quarter of 2006 and decreased from the same period in 2005. This reduction was offset by increases in a profit sharing obligation, discussed below. PMI Europe increased its loss reserves by $0.1 million and $0.9 million in the first quarter of 2006 and 2005, respectively, primarily as a result of additional reserves posted for non-derivative accounted credit default swap transactions. (See Critical Accounting Policies and Estimates, below.) The increase in reserves in the first quarter of 2005 also includes additional reserves for the acquired U.K. lenders’ mortgage insurance portfolio. Claims paid in the first quarter of 2006 totaled $0.4 million compared to $0.1 million in the corresponding period in 2005.

Underwriting and operating expenses – The increase in underwriting and operation expenses in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to additional provisions for the R&SA profit-sharing obligation and increases in costs associated with expansion efforts. Under the terms of its agreement with R&SA, PMI Europe and R&SA share certain economic benefits if loss performance reaches agreed-upon levels. Based on the favorable loss performance of this business to date, PMI Europe has increased expenses related to this agreement and will continue to do so in the future unless the loss performance becomes less favorable.

Risk in force – As of March 31, 2006, PMI Europe had assumed $2.0 billion of risk on $26.6 billion of mortgages on properties in the United Kingdom and $0.8 billion of risk on $12.6 billion of mortgages on properties in Germany, Italy, the United States and the Netherlands. As of March 31, 2006, $1.8 billion of PMI Europe’s $2.8 billion of assumed risk was first loss default.

Hong Kong

The following table sets forth the results of PMI’s Hong Kong reinsurance revenues:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(USD in millions)
Gross reinsurance premiums written	$1.0	$5.3	(81.1)%
Reinsurance premiums earned	$2.5	$1.7	47.1%
Net investment income	$0.1	$0.0	—
Underwriting and operating expenses	$0.2	$(0.6)	133.3%
Net income	$1.6	$1.5	6.7%

Premiums written and earned - PMI’s Hong Kong branch reinsures mortgage risk primarily for the Hong Kong Mortgage Corporation or HKMC. The decrease in gross reinsurance premiums written in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to a decrease in mortgage origination activity in Hong Kong. In 2005, the HKMC increased, and will increase further in 2006 and 2007, the percentage of mortgage insurance risk and associated premiums that it retains, negatively impacting PMI’s reinsurance and premiums written.

Underwriting and operating expenses – The increase in underwriting and operating expenses in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to the reversal of expenses previously deferred as acquisition costs in the corresponding period in 2005.

Financial Guaranty

The following table sets forth the results of our Financial Guaranty segment:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$22.0	$19.6	12.2%
RAM Re	1.2	1.2	—

Total equity earnings	23.2	20.8	11.5%
Income taxes	2.1	1.9	10.5%

Net income	$21.1	$18.9	11.6%

The increase in equity earnings from FGIC in the first quarter of 2006 compared to the same period in 2005 was primarily due to increases in premiums and higher investment income. These increases were partially offset by decreases in refundings and higher underwriting expenses due primarily to increased headcount in the first quarter of 2006.

The table below shows the main components of FGIC’s financial results for the first quarter of 2006 and 2005:

	Three Months Ended March 31,		Percent Change/ Variance
	2006	2005
	(In thousands)
Net premiums written	$82,858	$82,609	0.3%
Net premiums earned	$59,464	$52,633	13.0%
Net investment income	$32,577	$27,875	16.9%
Net realized gains and other income	$369	$548	(32.7)%
Loss and loss adjustment (reversals) expenses	$(1,933)	$(2,611)	(26.0)%
Underwriting expenses	$24,435	$20,519	19.1%
Policy acquisition costs deferred	$(12,513)	$(10,671)	17.3%
Amortization of deferred policy acquisition costs	$3,192	$2,149	48.5%
Interest expense and other operating expenses	$6,539	$6,601	(0.9)%
Net income	$55,536	$49,385	12.5%
Preferred stock dividends	(4,542)	(4,251)	6.8%

Net income available to common shareholders	$50,994	$45,134	13.0%
TPG’s ownership interest in common equity	42.0%	42.0%	—

TPG’s proportionate share of net income available to common stockholders	$21,411	$18,952	13.0%
TPG’s proportionate share of management fees and other	554	673	(17.7)%

TPG’s equity in earnings from FGIC	$21,965	$19,625	11.9%

Premiums written and earned - Net premiums written and earned increased in the first quarter of 2006 compared to the corresponding period of 2005 primarily due to growth in FGIC’s U.S. Structured Finance and International Finance transactions, offset by a decrease in premiums earned on refundings. FGIC recorded premiums earned on refundings of $7.3 million in the first quarter of 2006 compared to $15.5 million for the corresponding period in 2005. When an obligation insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is repaid or legally defeased prior to the stated maturity.

Net investment income - Net investment income increased in the first quarter of 2006 from the corresponding period in 2005 primarily due to the growth of the investment portfolio as a result of strong cash flows from FGIC’s premiums. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of double-A. As of March 31, 2006, the book yield of FGIC’s investment portfolio was 3.8% compared to 3.6% as of March 31, 2005.

Losses and LAE – Losses and LAE generated a benefit of $1.9 million for the first quarter of 2006. The net reduction in the level of reserves primarily reflects an improvement in the financial condition of a watchlist credit.

Underwriting expenses – Gross underwriting expenses increased by 19.1% in the first quarter of 2006 compared to the corresponding period in 2005 due to growth in headcount as FGIC expands its business. In addition, this increase reflected FGIC’s adoption of SFAS No. 123R, which resulted in FGIC recording $1.3 million in compensation expense related to employee stock options.

Deferred policy acquisition costs - The deferred policy acquisition cost (“DAC”) asset was $72.8 million as of March 31, 2006 compared to $42.4 million as of March 31, 2005. As a result of purchase accounting, the DAC asset prior to the December 2003 acquisition was written off. Therefore, the net increase resulted from new business. The amortization of deferred policy acquisition costs increased in the first quarter of 2006 to $3.2 million from $2.1 million in the corresponding period in 2005 due to an increase in the DAC asset since the acquisition.

Other

The results of our Other segment include income and related operating expenses of MSC; net investment income, interest expense and corporate overhead of The PMI Group. Our Other segment results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions)
Net investment income	$6.4	$4.5	42.2%
Equity in (losses) earnings from unconsolidated subsidiaries	$(0.1)	$0.3	(133.3)%
Other income	$3.8	$5.6	(32.1)%
Other operating expenses	$22.9	$15.1	51.7%
Interest expense	$8.2	$9.6	(14.6)%
Net loss	$(14.5)	$(9.1)	59.3%

The change in our Other segment’s net loss in the first quarter of 2006 compared to the corresponding period of 2005 was due primarily to higher other operating expenses and reduced fee income from contract underwriting in the first quarter of 2006.

Net investment income – The increase in net investment income in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to an increase in the size of the investment portfolio, including cash and cash equivalents at The PMI Group in 2006.

Equity in (losses) earnings - As a result of the reclassification of our interest in SPS to held for sale as of December 31, 2004, we reclassified equity in (losses) earnings from SPS to other income for 2005. Accordingly, equity losses from unconsolidated subsidiaries for 2005 include only equity losses from our limited partnership investments. In October 2005, we sold our interest in SPS to Credit Suisse First Boston (USA), Inc.

Other income - Other income, which primarily includes contract underwriting revenue, decreased in the first quarter of 2006 compared to the same period in 2005 as a result of a decline in contract underwriting activity. In the first quarter of 2005, other income included $0.9 million of equity earnings related to our investment in SPS.

Other operating expenses - Other operating expenses incurred by MSC and The PMI Group increased in the first quarter of 2006 compared to the corresponding period in 2005 primarily due to $5.0 million in additional compensation expenses related to our adoption of SFAS No. 123R. SFAS 123R requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method, and the recording of such expense in our consolidated statements of operations. We were required to adopt SFAS 123R in the first quarter of fiscal year 2006. The increase in other operating expenses in the first quarter of 2006 was also due to higher compensation expenses allocated to our Other segment. This allocation increase relates to a 2006 refinement in our allocation of operating expenses between our business segments. As a result of an expected lump-sum distribution from our Supplemental Employee Retirement Plan in an amount sufficient to trigger settlement accounting under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we expect to revalue our pension-related liabilities in the fourth quarter of 2006. In connection with this revaluation, we expect to incur an expense of approximately $6 million to $7 million pre-tax in that quarter.

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

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its debt, payments of dividends to shareholders, repurchases of its common shares, purchases of investments and capital investments in and for its subsidiaries.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $560.4 million at March 31, 2006, compared to $570.1 million at December 31, 2005. In February 2006, our Board of Directors authorized an additional $150 million common share repurchase program. During the first quarter of 2006, we repurchased $3.5 million of our common shares under this authorization. It is our present intention to maintain between $100 million to $150 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations as needed.

U.S. Mortgage Insurance Operations’ Liquidity – The principal uses of the U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. We believe that the U.S. Mortgage Insurance Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are premiums written and net investment income.

International Operations’ Liquidity – The principal uses of the International Operations’ liquidity are the payment of operating expenses, claim payments, profit commission obligations, taxes, and growth of its investment portfolio. We believe that the International Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of International Operations’ liquidity are premiums written, investment maturities and net investment income.

Credit Facility

We have a $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at our request subject to approval by the lenders. The revolving credit facility contains certain financial covenants and restrictions, including a debt-to-capital ratio threshold and a risk-to-capital ratio threshold of 23 to 1. The PMI Group was in compliance with all debt covenants for the quarter ended March 31, 2006. There are no amounts outstanding related to the revolving credit facility as of March 31, 2006.

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

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between The PMI Group and other investors in FGIC, and covenants included in FGIC Corporation’s 6.0% senior notes.

Consolidated Contractual Obligations

Our contractual obligations include reserve for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology and building improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $5.8 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

Net investment income consists of:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Fixed income securities	$37,702	$39,192
Equity securities	2,474	2,307
Short-term investments	7,412	2,973

Investment income before expenses	47,588	44,472
Investment expenses	(721)	(682)

Net investment income	$46,867	$43,790

Net investment income increased in the first quarter of 2006 compared to the corresponding period in 2005 primarily due to growth in our investment portfolio and increased book yields in Australia. As of March 31, 2006, our consolidated pre-tax book yield was 5.21% compared to 5.06% as of March 31, 2005. This increase was driven primarily by interest rate increases in Australia, which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of March 31, 2006 and 2005. Amounts shown under “Other” include the investment portfolio of The PMI Group:

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
March 31, 2006
Fixed income securities:	$1,776,309	$892,251	$167,432	$2,835,992
Equity securities:
Common stocks	118,310	29,190	—	147,500
Preferred stocks	156,262	—	—	156,262

Total equity securities	274,572	29,190	—	303,762
Short-term investments	398	27,978	116,362	144,738

Total investments	$2,051,279	$949,419	$283,794	$3,284,492

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2005
Fixed income securities:	$1,706,266	$919,824	$187,505	$2,813,595
Equity securities:
Common stocks	114,042	27,771	—	141,813
Preferred stocks	96,588	—	—	96,588

Total equity securities	210,630	27,771	—	238,401
Short-term investments	912	24,590	116,822	142,324

Total investments	$1,917,808	$972,185	$304,327	$3,194,320

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At March 31, 2006, the fair value of these securities in our consolidated investment portfolio increased to $3.3 billion from $3.2 billion at December 31, 2005. The increase was due primarily to positive cash flows from consolidated operations, partially offset by decreases in foreign currency translation rates and a decrease in unrealized gains in our investment portfolio.

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

Debt and Equity Financing

As of March 31, 2006, our consolidated shareholders’ equity was $3.3 billion. The carrying value of our long-term debt outstanding issued by The PMI Group, Inc., as of March 31 was as follows:

	As of March 31,
	2006	2005
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$359,986
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,529

The 3.00% Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units with a stated value of $25 per unit. The units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,047,280 shares of The PMI Group’s common stock for an aggregate purchase price of $345.0 million. The senior notes are scheduled to be remarketed in August 2006. Assuming that the remarketing is successful, a portion of the proceeds from the remarketing will be applied to satisfy the equity unit holders’ obligations under the purchase contracts to purchase up to 9,047,280 shares of common shares under the purchase contracts and we will receive approximately $345 million in the fourth quarter of 2006. If the senior notes are not successfully remarketed, the holders of the senior notes will have a right to put the senior notes to us on November 15, 2006, the purchase contract settlement date. Contract adjustment payments are made on the stated value of the equity units at a rate of 2.875% per annum.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2006, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common shares over a specified period, provided that the shares of common shares to be issued are registered under the Securities Act, if required. We have the option to redeem some or all of the debentures on or after July 15, 2006 for a price equal to the principal amount of the debentures plus any accrued and unpaid interest. In addition, the debentures may be converted into common shares at the debenture holder’s option, prior to stated maturity, if specified requirements are met. In the event we choose to redeem or are required to repurchase some or all of the debentures, it may be necessary for us to access the capital markets. Due to the common shares conversion feature of these debentures, they satisfy the criteria for contingently convertible debt, or CoCos, according to EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The dilutive effect of CoCo’s is included in our consolidated dilutive earnings per share for all periods presented, which had no impact on our short- or long-term liquidity or capital resources.

The 6.75% Senior Notes described above relate to our issuance in November 1996 of $100.0 million in face amount of 6.75% senior notes, of which $63.0 million remain outstanding. The Senior Notes bear interest at the rate of 6.75% per annum paid semiannually and mature on November 15, 2006. No sinking fund is required or provided for the Senior Notes and they are not redeemable prior to maturity. We expect to refinance or repay the Senior Notes at or prior to maturity.

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On March 31, 2006, CMG’s risk-to-capital ratio was 11.9 to 1 compared to 12.2 to 1 as of December 31, 2005.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $95.0 million in the first quarter of 2006 compared to $85.9 million in the first quarter of 2005. Cash flows from operations increased due to increases in premiums and investment income and decreases in claims paid and deferred acquisition costs. The increase was partially offset by increases in other underwriting expenses.

Consolidated cash flows generated by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $102.9 million in cash flows used in the first quarter of 2006 compared to $50.1 million in cash flows generated in the first quarter of 2005. The difference was due primarily to our increased purchases of fixed-income and equity securities during the first quarter of 2006 compared to the corresponding period in 2005. The reduction in investing activity in the first quarter of 2005 was due to increases in cash and cash equivalents in order to achieve a higher level of liquidity to fund common share repurchases and an extraordinary dividend to The PMI Group from PMI.

Consolidated cash flows generated by financing activities, including purchases of common stock, proceeds from issuance of long-term debt and equity, repayment of long-term debt and dividends paid to shareholders was $15.3 million in cash flows generated in the first quarter of 2006 compared to $29.4 million in cash flows used in the corresponding period of 2005. The difference was due primarily to $33.3 million of repurchases of common shares in the first quarter of 2005 and the proceeds from the issuance of treasury stock, primarily from the exercise of stock options in the first quarter of 2006.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock based compensation in accordance with, SFAS No. 123R during the first quarter of 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is generally the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of the grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

We aggregate similar groups of employees with respect to exercise and post-vesting employment-termination behaviors for our option pricing model assumption estimation process. We estimate the expected term of options granted by analyzing historical exercise and post-vesting behavior of employees for similar stock option grants. Expected volatility is estimated using the historical volatility of our common stock over the expected term of the options. If new or different information that would be useful in estimating expected volatility becomes available, we may incorporate that information into future estimates. We consider expected changes of future dividend policy for selection of expected dividends. The risk-free interest rate that we use in the option pricing model is based on the U.S. Treasury zero-coupon yield curve with remaining terms similar to the expected terms on the options. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock option awards are amortized in accordance with the accelerated method specified in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could affect our consolidated net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair value of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values related upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from those instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and could materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimate with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range at March 31, 2006 and December 31, 2005.

Changes in loss reserves can materially affect our consolidated net income. The process of reserving for losses requires us to forecast the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment. In addition, different estimates could have been used in the current period and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of March 31, 2006 and December 31, 2005 on a segment and consolidated basis:

	As of March 31, 2006			As of December 31, 2005
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$304.6	$393.9	$346.4	$302.5	$391.5	$345.5
International Operations *	13.4	37.9	23.5	15.9	36.0	23.3

Consolidated loss and LAE reserves	$318.0	$431.8	$369.9	$318.4	$427.5	$368.8

*	International Operations includes reserves for losses LAE for PMI Australia and PMI Europe.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at March 31, 2006 and December 31, 2005 at the approximate midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Our increase to the reserve balance for the first quarter of 2006 was primarily due to higher expected primary claim rates on reported delinquencies, partially offset by a decrease in primary loans in default. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the quarters ended March 31, 2006 and 2005:

	2006	2005
	(In millions)
Balance at January 1,	$345.5	$338.6
Reinsurance recoverables	(2.5)	(2.4)

Net balance at January 1,	343.0	336.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	59.6	61.3
Prior years	(0.5)	1.8

Total incurred	59.1	63.1
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.7)	(0.1)
Prior years	(57.3)	(63.0)

Total payments	(58.0)	(63.1)

Net balance at March 31,	344.1	336.2
Reinsurance recoverables	2.3	2.3

Balance at March 31,	$346.4	$338.5

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $58.0 million and $63.1 million for the three months ended March 31, 2006 and 2005, respectively, reflect actual amounts paid during the period presented and are not subject to estimation. Total incurred, net of changes to prior years, of $59.1 million and $63.1 million for the three months ended March 31, 2006 and 2005 is management’s best estimate of ultimate losses and LAE and, therefore, are subject to change. These estimation changes are principally reflected within the total losses and LAE incurred line item which reflects a decrease to incurred related to prior periods of $0.5 million for the three months ended March 31, 2006 and increases to incurred related to prior years of $1.8 million for the prior period for the three months ended March 31, 2005, respectively. The table below breaks down the three months ended March 31, 2006 and 2005 increase and reduction in reserves by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year	March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
1999 and Prior	$—	$—	$—	$—	$(0.1)	$(0.1)
2000	102.6	102.6	102.4	102.4	—	—
2001	185.0	184.8	183.5	184.1	0.2	(0.6)
2002	220.8	220.2	215.1	213.4	0.6	1.7
2003	217.8	217.6	207.8	204.4	0.2	3.4
2004	226.5	224.7	236.5	239.1	1.8	(2.6)
2005	243.8	247.0	61.3	—	(3.2)	—
2006	59.6	—	—	—	—	—

Total					$(0.5)	$1.8

The $0.5 million decrease and the $1.8 million increase in losses and LAE incurred related to the three months ended March 31, 2006 and 2005, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $1.8 million increase in losses and LAE incurred related to the three months ended March 31, 2005 was due primarily due to re-estimations of expected claim rates for pool insurance.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	March 31, 2006	December 31, 2005
	(In thousands)
Primary insurance	$308,844	$307,065
Pool insurance	37,593	38,470

Total reserves for losses and LAE	$346,437	$345,535

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or (“IBNR”), and the cost to settle claims, or LAE:

	March 31, 2006	December 31, 2005
	(In thousands)
Loans in default	$288,815	$287,691
Incurred but not reported	44,413	44,665
Cost to settle claims (LAE)	13,209	13,179

Total reserves for losses and LAE	$346,437	$345,535

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the March 31, 2006 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of March 31, 2006, the effect on pre-tax income would be approximately $2 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of the March 31, 2006, the effect on pre-tax income would be approximately $1 million.

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

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. Our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE at March 31, 2006 from $7.1 million to $9.8 million. As of March 31, 2006, PMI Australia’s recorded reserves for losses and LAE were $8.2 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above and the work performed by our actuaries. Our estimate of $8.2 million represents a decrease of $0.3 million from PMI Australia’s reserve balance of $8.5 million at December 31, 2005. This decrease was due primarily to foreign currency fluctuations between the Australian and U.S. dollar.

Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2006 of $6.3 million to $28.1 million. The primary drivers of this loss reserve range are the portfolio acquired from R&SA, for which we have limited claim and delinquency history, and our German first loss credit default swap transactions. PMI Europe’s recorded loss reserves at March 31, 2006 were $15.2 million, which represented management’s best estimate and an increase of $0.4 million from December 31, 2005. The increase to PMI Europe’s reserves in the first quarter of 2006 was primarily due to an increase in the value of the Euro exchange rate relative to the U.S. dollar. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2006	December 31, 2005
	(In thousands)
Loans in default	$19,421	$16,816
Incurred but not reported	3,346	4,578
Cost to settle claims (LAE)	709	1,908

Total loss and LAE reserves	$23,476	$23,302

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the quarters ended March 31, 2006 and 2005:

	2006	2005
	(In millions)
Balance at January 1,	$23.3	$26.2
Reinsurance recoverables	(0.8)	(1.0)

Net balance at January 1,	22.5	25.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	4.8	6.3
Prior years	(3.0)	(4.9)

Total incurred	1.8	1.4
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	—	—
Prior years	(1.7)	(0.5)

Total payments	(1.7)	(0.5)
Foreign currency translation effect	0.1	(0.8)

Net balance at March 31,	22.7	25.3
Reinsurance recoverables	0.8	1.0

Balance at March 31,	$23.5	$26.3

The reductions in losses and LAE incurred relating to prior years of $3.0 million and $4.9 million in the first quarter of 2006 and 2005, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last two years.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$219,179	$(2,477)	$—	$—	$219,179	$(2,477)
Foreign governments	95,943	(507)	721	(12)	96,664	(519)
Corporate bonds	93,162	(1,307)	76,795	(2,663)	169,957	(3,970)
U.S. government and agencies	3,286	(4)	253	(11)	3,539	(15)

Total fixed income securities	411,570	(4,295)	77,769	(2,686)	489,339	(6,981)
Equity securities:
Common stocks	9,218	(511)	368	(6)	9,586	(517)
Preferred stocks	46,880	(1,173)	—	—	46,880	(1,173)

Total equity securities	56,098	(1,684)	368	(6)	56,466	(1,690)
Short-term investments	—	—	96,362	(3,638)	96,362	(3,638)

Total	$467,668	$(5,979)	$174,499	$(6,330)	$642,167	$(12,309)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during the first quarter of 2006 and 2005 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold until such investments recover in value or mature. There were no other-than-temporary declines nor recognized realized losses during the first quarter of 2006. In the first quarter of 2005, we determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 16.0% and 15.4% of gross premiums written in the first quarter of 2006 and 2005, respectively, and come predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006 our consolidated investment portfolio was $3.3 billion. The fair value of investments in our consolidated investment portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2006, 86.3% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government and agency bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of March 31, 2006:

Estimated Increase (Decrease) in Fair Value
(In thousands)
300 basis point decline	$336,245
200 basis point decline	$251,279
100 basis point decline	$141,543
100 basis point rise	$(136,916)
200 basis point rise	$(321,203)
300 basis point rise	$(490,882)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio including cash and cash equivalents was 4.8 at March 31, 2006, and we would not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows based on the above projections.

As of March 31, 2006, $758.7 million, excluding cash and cash equivalents of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The value of the Australian dollar weakened relative to the U.S. dollar to 0.7164 U.S. dollars at March 31, 2006 compared to 0.7328 at December 31, 2005. As of March 31, 2006, $190.7 million, excluding cash and cash equivalents of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The spot rate value of the Euro appreciated slightly relative to the U.S. dollar to 1.2118 U.S. dollars at March 31, 2006 compared to 1.1849 at December 31, 2005. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. From time to time, we may make changes to our information systems to ensure that they evolve with the state of technology. Since 2003, we have been developing and implementing pmiCentral, a strategic technology platform designed to enhance the policy servicing and claims functionality of our U.S. and international mortgage insurance products. We implemented the remaining phases of pmiCentral relating to claims and delinquencies and primary servicing in the first quarter of 2006. We believe our implementation of pmiCentral and other information systems will further enhance our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2006, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million.

The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended March 31, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End(1)
01/01/06 – 01/31/06	—	N/A	—	—
02/01/06 – 02/28/06	36,299	$42.87	36,299	$148,443,974
03/01/06 – 03/31/06	44,299	$43.13	44,299	$146,533,407

Total	80,598	$43.01	80,598	$146,533,407

(1)	The PMI Group’s common share repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

May 5, 2006	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Officer and Principal Financial Officer)

May 5, 2006	/s/ Thomas H. Jeter
Thomas H. Jeter
Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd. and Subsidiaries Consolidated Financial Statements for the quarters ended March 31, 2006 and 2005.