Form 10-K/A
period 2005-12-31
PMI GROUP INC
filed 2006-08-08
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K /A

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

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

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

Number of shares outstanding of registrant’s common stock, as of close of business on February 28, 2006: 89,154,417

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference into Items 10 through 14 of Part III.

Explanatory Note

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) is filed solely to amend Exhibit 12.1, Statement re: Computation of Ratio of Profit to Fixed Charges. The previously filed Exhibit 12.1 contained computational errors relating to the information presented for 2004 through 2005. Accordingly, Exhibit 12.1 is being re-filed to include the corrected calculations.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 7th day of August, 2006.

THE PMI GROUP, INC.

By:	/S/ L. STEPHEN SMITH
L. Stephen Smith President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

12.1	Statement re: computation of ratio of profit to fixed charges

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.