Form 10-Q
period 2006-06-30
PMI GROUP INC
filed 2006-08-08
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☑                 Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 31, 2006	86,495,590

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$213,643	$206,408	$419,883	$405,975
Net investment income	49,015	45,747	95,882	89,537
Equity in earnings from unconsolidated subsidiaries	32,287	28,282	59,913	53,494
Net realized investment gains	556	1,503	896	2,224
Other income	3,937	6,251	10,722	11,787

Total revenues	299,438	288,191	587,296	563,017

LOSSES AND EXPENSES
Losses and loss adjustment expenses	71,861	67,235	132,800	131,717
Amortization of deferred policy acquisition costs	17,794	18,809	34,781	39,252
Other underwriting and operating expenses	52,873	54,417	113,392	100,062
Interest expense	8,067	8,472	16,246	18,025

Total losses and expenses	150,595	148,933	297,219	289,056

Income before income taxes	148,843	139,258	290,077	273,961
Income taxes	39,228	34,673	75,114	68,218

NET INCOME	$109,615	$104,585	$214,963	$205,743

PER SHARE DATA
Basic:
Basic net income	$1.24	$1.13	$2.42	$2.20

Diluted:
Diluted net income	$1.14	$1.04	$2.23	$2.03

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale at fair value:
Fixed income securities	$2,820,507	$2,813,595
Equity securities:
Common	143,106	141,813
Preferred	180,884	96,588
Short-term investments	159,568	142,324

Total investments	3,304,065	3,194,320
Cash and cash equivalents	540,346	595,112
Investments in unconsolidated subsidiaries	1,007,780	984,925
Accrued investment income	45,629	43,707
Premiums receivable	52,535	56,810
Reinsurance receivables and prepaid premiums	17,445	27,060
Reinsurance recoverables	3,370	3,278
Deferred policy acquisition costs	83,666	86,170
Property, equipment and software, net of accumulated depreciation and amortization	181,974	186,929
Other assets	76,656	75,825

Total assets	$5,313,466	$5,254,136

LIABILITIES
Reserve for losses and loss adjustment expenses	$384,605	$368,841
Unearned premiums	490,906	490,899
Long-term debt	819,529	819,529
Reinsurance payables	39,015	54,409
Deferred income taxes	139,328	101,837
Other liabilities and accrued expenses	146,116	187,831

Total liabilities	2,019,499	2,023,346

Commitments and contingencies (Notes 7 and 8)
SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,336,954 shares issued; 86,442,081 and 88,713,377 shares outstanding	1,114	1,114
Additional paid-in capital	493,555	466,474
Treasury stock, at cost (24,894,873 and 22,623,577 shares)	(784,447)	(652,957)
Retained earnings	3,413,424	3,207,737
Accumulated other comprehensive income, net of deferred taxes	170,321	208,422

Total shareholders’ equity	3,293,967	3,230,790

Total liabilities and shareholders’ equity	$5,313,466	$5,254,136

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214,963	$205,743
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(59,913)	(53,494)
Net realized investment gains	(896)	(2,224)
Depreciation and amortization	16,420	15,257
Deferred income taxes	37,105	30,990
Compensation expense related to stock options and employee stock purchase plan	7,560	—
Excess tax benefits on the exercise of employee stock options	(4,207)	—
Policy acquisition costs incurred and deferred	(32,277)	(34,706)
Amortization of deferred policy acquisition costs	34,781	39,252
Changes in:
Accrued investment income	(1,922)	1,396
Premiums receivable	4,275	4,556
Reinsurance receivables, net of reinsurance payables	(5,779)	(2,980)
Reinsurance recoverables	(92)	86
Reserve for losses and loss adjustment expenses	15,764	(435)
Unearned premiums	7	(23,354)
Income taxes payable	5,963	(1,554)
Other	(24,438)	(16,716)

Net cash provided by operating activities	207,314	161,817

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	322,659	289,909
Proceeds from sales of equity securities	30,526	53,032
Proceeds from sale of unconsolidated subsidiary	8,503	—
Investment purchases:
Fixed income securities	(389,607)	(157,388)
Equity securities	(119,376)	(52,845)
Net change in short-term investments	(17,658)	(3,697)
Distributions from unconsolidated subsidiaries, net of capital contributions	17,387	1,257
Net change in related party receivables	492	7,877
Capital expenditures and capitalized software, net of dispositions	(10,472)	(20,445)

Net cash (used in) provided by investing activities	(157,546)	117,700

CASH FLOW FROM FINANCING ACTIVITIES
Purchase of treasury stock	(150,000)	(100,000)
Excess tax benefits from exercise of employee stock options	4,207	—
Proceeds from issuance of treasury stock	31,042	10,122
Dividends paid to shareholders	(9,279)	(8,360)

Net cash used in financing activities	(124,030)	(98,238)

Foreign currency translation adjustment	19,496	(29,518)

Net (decrease) increase in cash and cash equivalents	(54,766)	151,761
Cash and cash equivalents at beginning of period	595,112	328,037

Cash and cash equivalents at end of period	$540,346	$479,798

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$15,322	$15,803
Income taxes paid, net of refunds	$48,869	$30,981

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and PMI Indemnity Limited, the Australian mortgage insurance companies, and their holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Company Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Asia Ltd. (“PMI Asia”) and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

The Company has a 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Assurance Company and CMG Mortgage Reinsurance Company (collectively “CMG”), which conduct residential mortgage insurance business for credit unions; and through the holding company, RAM Holdings Ltd., RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. In addition, the Company has ownership interests in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997. As of December 31, 2003, the Company deconsolidated PMI Capital I upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation or deconsolidation of that entity is required.

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. The Company has received cash payments of $3.6 million and $8.5 million for its holdings in SPS during the second quarter and the first six months of 2006, respectively, from a residual interest in mortgage servicing assets. As of June 30, 2006, the carrying value of this residual interest was $7.9 million. The Company and SPS’s other former shareholders agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of June 30, 2006, the liability with respect to this indemnification was $6.4 million.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2005.

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

Investments in Unconsolidated Subsidiaries – Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. Investments in equity investees with ownership interests of 20%-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolio.

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

Equity investees are not subject to the 20% threshold for the proportionate share of unconsolidated subsidiaries total asset test. As of June 30, 2006, income before taxes as described in item (iii) above of FGIC exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC is included in Note 13, Condensed Financial Statements of FGIC. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Derivatives – During the second quarter of 2006, the Company entered into two transactions that were designated as cash flow hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to hedge interest rate risk on the forecasted payment of interest resulting from the anticipated issuance of fixed rate debt obligations in the third quarter of 2006. When designating a derivative as an accounting hedge, the Company formally documents the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk. For cash flow hedges of this type, changes in fair value are included in other comprehensive income. At each reporting date, the Company evaluates whether the hedged instruments are highly effective in offsetting the hedged risks. As of June 30, 2006, the Company determined that these instruments were highly effective. As of June 30, 2006, the fair value of these derivatives was $5.5 million.

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

Property, Equipment and Software – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $140.3 million and $134.7 million as of June 30, 2006 and December 31, 2005, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $8.7 million and $18.6 million for the six months ended June 30, 2006 and 2005, respectively.

Reserve for Losses and Loss Adjustment Expenses – The consolidated reserve for losses and loss adjustment expenses (“LAE”) for our U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies as short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

Reinsurance – The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on paid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverable. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition – Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 72.3% and 70.9% of gross premiums written from the Company’s mortgage insurance operations in the three and six months ended June 30, 2006 respectively, and 75.0% and 75.4% in the three and six months ended June 30, 2005, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected in each Book Year as appropriate.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 26.4% and 25.9% for the three and six months ended June 30, 2006, respectively, compared to the federal statutory rate of 35.0% due to equity in earnings from FGIC and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The

Company’s effective tax rate was adversely affected by a U.S. tax charge of $1.1 million that resulted from the transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia in the second quarter of 2006.

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

Foreign Currency Translation – The financial statements of our foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. Gains and losses on foreign currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and Euro, respectively. Effective July 1, 2006, the functional currency of PMI Asia is the Hong Kong dollar.

Comprehensive Income – Comprehensive income includes net income, foreign currency translation gains or losses, changes in unrealized gains and losses on available for sale investments and unrealized gains and losses on derivatives designated as cash flow hedges and the reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects. For the purposes of interim reporting, the Company reports the components of comprehensive income in the notes to its consolidated financial statements.

Business Segments – The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and the equity in earnings from CMG. International Operations includes the results of operations of PMI Australia, PMI Europe and PMI Asia. Effective June 30, 2006, PMI’s Hong Kong branch reinsurance contracts were transferred to PMI Asia. As a result of this restructuring the Company recorded a U.S. tax charge of $1.1 million during the second quarter of 2006 which was recorded in the Company’s International Operations segment. Financial Guaranty includes the equity in earnings from FGIC and RAM Re. The Company’s Other segment consists of its holding company and contract underwriting operations.

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

EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. The Company’s approximately $360 million 2.50% Senior Convertible Debentures are considered CoCos under EITF No. 04-8. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and an additional 8.2 million common shares were added to diluted shares outstanding for all periods presented. Inclusion of the CoCos in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.08 for the second quarter and $0.16 for the first half of 2006, compared to $0.07 and $0.13 for the corresponding periods in 2005.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$109,615	$104,585	$214,963	$205,743
Interest expense, net of taxes	1,912	1,912	3,824	3,824

Net income adjusted for diluted EPS calculation	$111,527	$106,497	$218,787	$209,567

The following is a reconciliation of the weighted-average common stock shares used to calculate basic EPS to the weighted-average common stock shares used to calculate diluted EPS for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Shares in thousands)
Weighted-average shares for basic EPS	88,357	92,838	88,695	93,370
Weighted-average of stock options and other dilutive components	1,383	1,601	1,362	1,723
Weighted-average dilutive components of CoCos	8,153	8,153	8,153	8,153

Weighted-average shares for diluted EPS	97,893	102,592	98,210	103,246

Dividends per share declared and accrued to common stockholders	$0.0525	$0.0450	$0.1050	$0.0900

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123R, that addresses the accounting for stock-based compensation in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based payment transactions, using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated results of operations. For share-based payments granted or unvested upon the adoption of SFAS No. 123R, the Company recognizes the fair value of share-based payments, including employee stock options and employee stock purchase plan shares, granted to employees as compensation expense in the consolidated results of operations.

The Company adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. With the adoption of SFAS No. 123R, the Company elected to recognize compensation costs related to employee stock option shares in accordance with the accelerated method specified in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (“FIN No. 28”).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, Accounting for Stock-Based Compensation, (“SFAS No. 148”) and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As share-based compensation expense recognized in the consolidated statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123 for the periods prior to 2006, forfeitures were accounted for as they occurred. See Note 3. New Accounting Standards and Note 9. Stock-Based Compensation for further discussion of SFAS No. 123R.

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

A pro forma pre-tax charge in the second quarter of 2005 of $18.0 million related to this acceleration is reflected as stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Of this amount, $11.2 million pre-tax would have been recorded as compensation expense in the consolidated statement of operations over a period of 27 months beginning in January 1, 2006 pursuant to SFAS No. 123R.

Reclassifications – Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 3.     NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, (“FIN No. 48”) which prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interim reporting and disclosure requirements for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the impact of FIN No. 48 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No.

140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 is not currently expected to significantly impact the Company’s consolidated financials statements.

On January 1, 2006, the Company adopted SFAS No. 123R which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonable estimable. Prior to the Company’s adoption of SFAS No. 123R, the Company followed the intrinsic value method prescribed in APB No. 25, and its related interpretations, as permitted by SFAS No. 123. Accordingly, no share-based employee compensation cost was recognized in the consolidated statement of operations for the period ended June 30, 2005. The Company elected to adopt the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. As a result of the Company’s adoption of SFAS No. 123R, the Company’s other underwriting expenses in its Other segment were $2.6 million (pre-tax) higher for the second quarter and $7.6 million (pre-tax) higher for the first half of 2006 and net income was $1.9 million lower for the second quarter and $5.7 million lower for the first half of 2006 than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 were $0.02 lower, and basic and diluted earnings per share for the six months ended June 30, 2006 were $0.07 and $0.06 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

NOTE 4.     INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of June 30, 2006:
Fixed income securities	$2,755,570	$81,343	$(16,406)	$2,820,507
Equity securities:
Common stocks	109,732	34,844	(1,470)	143,106
Preferred stocks	180,985	2,760	(2,861)	180,884

Total equity securities	290,717	37,604	(4,331)	323,990
Short-term investments	163,380	103	(3,915)	159,568

Total	$3,209,667	$119,050	$(24,652)	$3,304,065

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2005:
Fixed income securities	$2,689,560	$127,659	$(3,624)	$2,813,595
Equity securities:
Common stocks	109,960	33,029	(1,176)	141,813
Preferred stocks	93,010	3,798	(220)	96,588

Total equity securities	202,970	36,827	(1,396)	238,401
Short-term investments	145,502	—	(3,178)	142,324

Total	$3,038,032	$164,486	$(8,198)	$3,194,320

Aging of Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2006.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of June 30, 2006:
Fixed income securities:
Municipal bonds	$268,268	$(4,771)	$—	$—	$268,268	$(4,771)
Foreign governments	412,313	(4,098)	631	(7)	412,944	(4,105)
Corporate bonds	301,695	(4,542)	72,187	(2,966)	373,882	(7,508)
U.S. government and agencies	1,086	(10)	250	(12)	1,336	(22)

Total fixed income securities	983,362	(13,421)	73,068	(2,985)	1,056,430	(16,406)
Equity securities:
Common stocks	17,417	(1,426)	349	(44)	17,766	(1,470)
Preferred stocks	43,466	(2,209)	6,725	(652)	50,191	(2,861)

Total equity securities	60,883	(3,635)	7,074	(696)	67,957	(4,331)
Short-term investments	—	—	96,085	(3,915)	96,085	(3,915)

Total	$1,044,245	$(17,056)	$176,227	$(7,596)	$1,220,472	$(24,652)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2005 and 2006 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million in the first half of 2006 and 2005, respectively.

Net Investment Income – Net investment income consists of the following for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Fixed income securities	$38,264	$39,951	$75,966	$79,143
Equity securities	3,494	2,400	5,968	4,707
Short-term investments	7,957	4,133	15,369	7,106

Investment income before expenses	49,715	46,484	97,303	90,956
Investment expenses	(700)	(737)	(1,421)	(1,419)

Net investment income	$49,015	$45,747	$95,882	$89,537

NOTE 5.     INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The carrying values of the Company’s investments in unconsolidated subsidiaries consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	Ownership Percentage	December 31, 2005	Ownership Percentage
	(Dollars in thousands)
FGIC	$781,106	42.0%	$751,761	42.0%
CMG	120,574	50.0%	129,600	50.0%
RAM Re	86,817	23.7%*	84,991	24.9%
Other	19,283	various	18,573	various

Total	$1,007,780		$984,925

As of June 30, 2006, the Company’s investment in FGIC was $781.1 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing equity in earnings and the Company’s proportionate share of the net unrealized gains in FGIC’s investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	Ownership Percentage	2005	Ownership Percentage	2006	Ownership Percentage	2005	Ownership Percentage
	(Dollars in thousands, except percentage)				(Dollars in thousands, except percentage)
FGIC	$24,829	42.0%	$22,202	42.0%	$46,794	42.0%	$41,827	42.0%
CMG	5,729	50.0%	4,937	50.0%	10,222	50.0%	9,011	50.0%
RAM Re	1,647	23.7%*	1,559	24.9%	2,917	23.7%*	2,781	24.9%
Other	82	various	(416)	various	(20)	various	(125)	various

Total	$32,287		$28,282		$59,913		$53,494

*	During the second quarter of 2006, the Company’s ownership percentage of RAM Re decreased from 24.9% to 23.7% as a result of the initial public offering of RAM Re. RAM Re’s equity earnings were recorded at 24.9% for the three months and six months ended June 30, 2006 due to the Company’s policy of recording RAM Re’s equity earnings on a one quarter lag basis.

NOTE 6.     DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Beginning balance	$84,173	$89,578	$86,170	$92,438
Policy acquisition costs incurred and deferred	17,287	17,123	32,277	34,706
Amortization of deferred policy acquisition costs	(17,794)	(18,809)	(34,781)	(39,252)

Ending balance	$83,666	$87,892	$83,666	$87,892

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

NOTE 7.     RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and June 30, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Balance at January 1,	$368,841	$364,847
Reinsurance recoverables	(3,278)	(3,405)

Net balance at January 1,	365,563	361,442
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	133,727	127,508
Prior years (1)	(927)	4,209

Total incurred	132,800	131,717
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(1,987)	(956)
Prior years	(116,196)	(129,094)

Total payments	(118,183)	(130,050)
Foreign currency translation effect	1,055	(2,016)

Net ending balance at June 30,	381,235	361,093
Reinsurance recoverables	3,370	3,319

Balance at June 30,	$384,605	$364,412

(1)	The $0.9 million reduction and $4.2 million increase in total incurred related to prior years in 2006 and 2005, respectively, were due primarily to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The increase in loss reserves at June 30, 2006 compared to June 30, 2005 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations and PMI Australia. The reserve increase in U.S. Mortgage Insurance Operations for the second quarter of 2006 was primarily due to higher expected primary claim rates and claim sizes on pending delinquencies, partially offset by a decrease in primary loans in default from December 31, 2005. U.S. Mortgage Insurance Operations primary insurance default inventory was 37,102 at June 30, 2006 and 35,030 at June 30, 2005. The default rate was 5.13% at June 30, 2006 and 4.51% at June 30, 2005. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years. The reserve increase in PMI Australia for the second quarter of 2006 was due to, among other factors, an increase in PMI Australia’s primary loans in default and increases in expected average claim sizes and claim rates.

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

Indemnification – As part of the sale of the Company’s interest in SPS on October 4, 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. As of June 30, 2006, the Company had recorded a liability of $6.4 million with respect to this indemnification.

Funding Obligations – We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of June 30, 2006, the Company had committed to fund, if called upon to do so, $5.6 million of additional equity in certain limited partnership investments.

Legal Proceedings – Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9.     STOCK-BASED COMPENSATION

Equity Incentive Plan – The PMI Group’s Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of both non-qualified stock options and incentive stock options, nonvested shares, stock appreciation rights subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common shares in the future following the attainment of performance goals determined by the Board of Directors. Under the Equity Incentive Plan, non-employee directors receive quarterly, non-discretionary grants of stock units with an initial value of $25,000. The number of units granted depends on the fair market value of the Company’s common shares on the grant date but each stock unit has an initial value equal to the fair market value of one common share on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date or upon termination of board service. Options are granted with an exercise price equal to the market value on the date of grant, and generally expire ten years from the grant date and have a three-year vesting period. The Company grants nonvested shares to employees under our Equity Incentive Plan. The Equity Incentive Plan provides for the granting of nonvested shares to officers and key employees. Nonvested shares issued under the Equity Incentive Plan generally vest annually between two to four years and holders are entitled to dividends and voting rights.

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

Impact of the Adoption of SFAS No. 123R – The Company adopted SFAS No. 123R using the modified prospective method beginning January 1, 2006. Accordingly, during the first quarter of 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested at January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.

The Company has recognized compensation expense for all awards granted based on the estimated grant date fair value method using the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. For stock options, compensation expense is recognized using the accelerated amortization method under FIN No. 28. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the period ended June 30, 2006 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Prior to adopting SFAS No. 123R, tax benefits resulting from the exercise of stock options were included in operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules. As a result of adopting SFAS No. 123R, $4.2 million of excess tax benefits for the six-month ended June 30, 2006 have been classified in cash flows from financing activities. Cash received from option exercises and the ESPP for the six-month periods ended June 30, 2006 and 2005, was $31.0 million and $10.1 million, respectively. As a result of the Company’s adoption of SFAS No. 123R, the Company’s other underwriting expenses in its Other segment for the three and six months ended June 30, 2006 was $2.6 million (pre-tax) and $7.6 million (pre-tax) higher and net income was $1.9 million and $5.7 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 were $0.02 lower, and basic and diluted earnings per share for the six months ended June 30, 2006 were $0.07 and $0.06 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

As of June 30, 2006, there was $9.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. This unrecognized expense is expected to be recognized over a weighted average period of 2.6 years.

Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Valuation Assumptions – The fair value of stock options granted to employees is estimated on the date of the grant using the Black-Scholes option pricing model. This option pricing model was developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. The model also requires considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value of stock option grants.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2005
Dividend yield	0.49%	0.47%
Expected volatility	28.8%	30.6%
Risk-free interest rate	4.40%	4.23%
Expected life (years from grant date)	4.3	6.0

Share-Based Compensation Activity

The following is a summary of the share based compensation activity in the Equity Incentive Plan for the six month period ended June 30, 2006:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	6,289,941	$32.40
Granted	1,330,149	$43.19
Exercised	(922,716)	$30.05
Forfeited	(11,564)	$40.21

Outstanding at end of period	6,685,810	$34.86

Exercisable at period end	5,432,721	$32.97

The weighted-average remaining contractual life of options outstanding as of June 30, 2006 was 6.1 years, and the range of exercise price on those options was $13.78 to $45.92. The average intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at June 30, 2006. The average intrinsic value of options exercised under our stock option plans was $12.92 and $12.94 for the three and six months ended June 30, 2006, respectively, and $12.91 and $13.92 for the corresponding periods of 2005, determined as of the date of option exercise.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123R – Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation transactions, using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in our results of operations for the period ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Previously under SFAS No. 123, the Company was required to disclose the pro forma effects of using the fair value method on consolidated net income and earnings per share. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$104,585	$205,743
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,162)	(19,099)

Pro forma net income	89,423	186,644
Interest expense, net of taxes	1,912	3,824

Pro forma net income for diluted EPS calculation	$91,335	$190,468

Basic earnings per share:
As reported	$1.13	$2.20
Pro forma	$0.96	$2.00
Diluted earnings per share:
As reported	$1.04	$2.03
Pro forma	$0.89	$1.85

Stock-based employee compensation expense, net of related tax effects, for the second quarter and first six months of 2005 includes the acceleration of employee stock options during the second quarter of 2005. On May 19, 2005, the Company approved the acceleration of the vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to all officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2005 and 2004 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested.

NOTE 10.     COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from consolidated net income. The components of comprehensive income, net of taxes, for the three months and six months ended June 30, 2006 and 2005 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$109,615	$104,585	$214,963	$205,743
Other comprehensive income (loss), net of deferred taxes:
Change in unrealized gains (losses) on available for sales investments:
Unrealized holding gains (losses) arising during the period, net of deferred taxes (benefits) of ($18,878), $25,963, ($29,268), and $9,633, respectively	(37,679)	54,401	(62,499)	23,658
Reclassification of realized gains	(361)	(977)	(582)	(1,446)

Net unrealized holding (losses) gains	(38,040)	53,424	(63,081)	22,212
Net unrealized gains from derivatives designated as cash flow hedges	5,484	—	5,484	—
Change in foreign currency translation gains	29,523	(23,389)	19,496	(29,518)

Other comprehensive (loss) income, net of deferred taxes	(3,033)	30,035	(38,101)	(7,306)

Total comprehensive income	$106,582	$134,620	$176,862	$198,437

The unrealized holding losses in the second quarter and first half of 2006 were primarily due to increases in fixed income security interest rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized losses arising in our unconsolidated subsidiaries’ investment portfolios. The changes in foreign currency translation gains for the second quarter and first half of 2006 were due primarily to the weakening of the U.S. dollar spot exchange rate relative to the Australian dollar and the Euro, compared to a strengthening of the U.S. dollar spot exchange rate relative to the Australian dollar and the Euro for the corresponding periods of 2005.

NOTE 11.     BUSINESS SEGMENTS

Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended June 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$167,826	$45,801	$—	$16	$213,643
Net investment income	27,064	15,625	2	6,324	49,015
Equity in earnings from unconsolidated subsidiaries	5,729	—	26,476	82	32,287
Net realized investment gains (losses)	305	252	—	(1)	556
Other income	7	218	—	3,712	3,937

Total revenues	200,931	61,896	26,478	10,133	299,438

Losses and expenses:
Losses and loss adjustment expenses	64,153	7,708	—	—	71,861
Amortization of deferred policy acquisition costs	13,162	4,632	—	—	17,794
Other underwriting and operating expenses	22,970	10,461	—	19,442	52,873
Interest expense	1	—	—	8,066	8,067

Total losses and expenses	100,286	22,801	—	27,508	150,595

Income (loss) before income taxes (benefit)	100,645	39,095	26,478	(17,375)	148,843
Income taxes (benefit)	28,480	13,598	2,469	(5,319)	39,228

Net income (loss)	$72,165	$25,497	$24,009	$(12,056)	$109,615

Total assets	$2,646,728	$1,233,482	$869,921	$563,335	$5,313,466

	Three Months Ended June 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$168,248	$38,141	$—	$19	$206,408
Net investment income	27,546	14,058	—	4,143	45,747
Equity in earnings (losses) from unconsolidated subsidiaries	4,937	—	23,761	(416)	28,282
Net realized investment gains (losses)	1,167	(18)	—	354	1,503
Other (loss) income	(5)	873	—	5,383	6,251

Total revenues	201,893	53,054	23,761	9,483	288,191

Losses and expenses:
Losses and loss adjustment expenses	65,496	1,739	—	—	67,235
Amortization of deferred policy acquisition costs	15,030	3,779	—	—	18,809
Other underwriting and operating expenses	25,278	10,539	—	18,600	54,417
Interest expense	—	—	—	8,472	8,472

Total losses and expenses	105,804	16,057	—	27,072	148,933

Income (loss) before income taxes (benefit)	96,089	36,997	23,761	(17,589)	139,258
Income taxes (benefit)	26,400	11,747	2,254	(5,728)	34,673

Net income (loss)	$69,689	$25,250	$21,507	$(11,861)	$104,585

Total assets	$2,544,652	$1,134,918	$821,308	$740,429	$5,241,307

	Six Months Ended June 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$335,364	$84,486	$—	$33	$419,883
Net investment income	52,740	30,410	2	12,730	95,882
Equity in earnings (losses) from unconsolidated subsidiaries	10,221	—	49,712	(20)	59,913
Net realized investment gains (losses)	542	394	—	(40)	896
Other (loss) income	(17)	3,251	—	7,488	10,722

Total revenues	398,850	118,541	49,714	20,191	587,296

Losses and expenses:
Losses and loss adjustment expenses	123,300	9,500	—	—	132,800
Amortization of deferred policy acquisition costs	26,604	8,177	—	—	34,781
Other underwriting and operating expenses	50,835	20,250	—	42,307	113,392
Interest expense	1	—	—	16,245	16,246

Total losses and expenses	200,740	37,927	—	58,552	297,219

Income (loss) before income taxes (benefit)	198,110	80,614	49,714	(38,361)	290,077
Income taxes (benefit)	55,840	26,507	4,606	(11,839)	75,114

Net income (loss)	$142,270	$54,107	$45,108	$(26,522)	$214,963

Total assets	$2,646,728	$1,233,482	$869,921	$563,335	$5,313,466

	Six Months Ended June 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$332,360	$73,576	$—	$39	$405,975
Net investment income	53,125	27,813	—	8,599	89,537
Equity in earnings (losses) from unconsolidated subsidiaries	9,011	—	44,608	(125)	53,494
Net realized investment gains	1,587	322	—	315	2,224
Other (loss) income	(1)	760	—	11,028	11,787

Total revenues	396,082	102,471	44,608	19,856	563,017

Losses and expenses:
Losses and loss adjustment expenses	128,614	3,103	—	—	131,717
Amortization of deferred policy acquisition costs	31,056	8,196	—	—	39,252
Other underwriting and operating expenses	48,832	17,543	—	33,687	100,062
Interest expense	1	—	—	18,024	18,025

Total losses and expenses	208,503	28,842	—	51,711	289,056

Income (loss) before income taxes (benefit)	187,579	73,629	44,608	(31,855)	273,961
Income taxes (benefit)	51,548	23,232	4,211	(10,773)	68,218

Net income (loss)	$136,031	$50,397	$40,397	$(21,082)	$205,743

Total assets	$2,544,652	$1,134,918	$821,308	$740,429	$5,241,307

NOTE 12.     BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Pension benefits
Service cost	$2,497	$2,500	$5,021	$5,020
Interest cost	1,400	1,294	2,815	2,599
Expected return on plan assets	(1,326)	(1,187)	(2,665)	(2,383)
Amortization of prior service cost	(5)	(6)	(9)	(13)
Recognized net actuarial loss	233	228	469	456

Net periodic benefit cost	$2,799	$2,829	$5,631	$5,679

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$161	$95	$322	$201
Interest cost	138	69	276	161
Amortization of prior service cost	(184)	(75)	(369)	(197)
Recognized net actuarial loss	69	48	138	110

Net periodic post-retirement benefit cost	$184	$137	$367	$275

During the first half of 2006, the Company has made approximately $12 million in contributions to its pension plan. The Company does not expect to make any additional contributions to its pension plan for the remainder of 2006.

NOTE 13.     CONDENSED FINANCIAL STATEMENTS OF FGIC

The following represents FGIC’s condensed balance sheet information as of June 30, 2006 and December 31, 2005, and condensed statement of operations information for the three months and six months ended June 30, 2006 and 2005:

	As of
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments, available for sale	$3,584,039	$3,457,817
Variable interest entity fixed maturity securities, held to maturity	750,000	—
Cash and cash equivalents	92,422	51,901
Accrued investment income	47,532	42,871
Deferred policy acquisition costs	79,873	63,330
Accounts receivable and other assets	188,543	132,557

Total assets	$4,742,409	$3,748,476

Liabilities:
Reserve for losses and loss adjustment expenses	$48,300	$54,812
Unearned premiums	1,303,301	1,201,163
Accounts payable and other liabilities	156,063	89,995
Variable interest entity floating rate notes	750,000	—
Long-term debt	323,361	323,350

Total liabilities	2,581,025	1,669,320
Shareholders’ equity	2,161,384	2,079,156

Total liabilities and shareholders’ equity	$4,742,409	$3,748,476

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$106,121	$90,815	$198,531	$171,871
Total expenses	22,840	15,437	42,560	31,239

Income before income taxes	83,281	75,378	155,971	140,632
Income tax expense	20,912	19,281	38,066	35,150

Net income	62,369	56,097	117,905	105,482
Preferred stock dividends	(4,542)	(4,250)	(9,087)	(8,501)

Net income available to common stockholders	57,827	51,847	108,818	96,981
TPG’s ownership interest in common equity	42.0%	42.0%	42.0%	42.0%

TPG’s proportionate share of net income available to common stockholders	24,280	21,769	45,689	40,719
TPG’s proportionate share of management fees and other	549	433	1,105	1,108

Total equity in earnings from FGIC	$24,829	$22,202	$46,794	$41,827

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

legislative and regulatory developments, regulatory investigations (including ongoing investigations by the Minnesota Department of Commerce and the New York Insurance Department, and potential future investigations by state insurance departments, attorneys general and other regulators) relating to captive reinsurance arrangements and other products and services, and litigation and new theories of liability applicable to us or our subsidiaries;

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

Overview of Our Business

We are a global provider of credit enhancement products that promote homeownership and the provision of services essential to the building of strong communities. Through our U.S., International and Financial Guaranty segments, we offer first loss, mezzanine and risk remote financial insurance across the credit spectrum and around the world. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $72.2 million for the second quarter of 2006 and $142.3 million for the six months ended June 30, 2006, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Hong Kong. Net income from our International Operations segment was $25.5 million for the second quarter of 2006 and $54.1 million for the six months ended June 30, 2006.

•	Financial Guaranty. We are the lead investor in FGIC Corporation, whose subsidiaries provide primary financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda, and its holding company, RAM Holdings Ltd. Net income from our Financial Guaranty segment was $24.0 million for the second quarter of 2006 and $45.1 million for the six months ended June 30, 2006.

•	Other. Our Other segment consists of our holding company (“The PMI Group” or “TPG”) and contract underwriting operations and our equity in losses from certain limited partnerships. Our Other segment generated a net loss of $12.1 million for the second quarter of 2006 and $26.5 million for the six months ended June 30, 2006.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter and Six Months Ended June 30, 2006

Our consolidated net income for the second quarter and first half of 2006 was $109.6 million and $215.0 million, respectively, compared to $104.6 million and $205.7 million for the corresponding periods in 2005 (See Results of Operations table below). These increases were primarily due to increases in net income from our Financial Guaranty and U.S. Mortgage Insurance Operations segments. Within our four segments, the net income increases were driven primarily by increased equity in earnings from FGIC, a decline in PMI’s underwriting and operation expenses and increases in PMI Australia’s premiums earned. These increases were partially offset by higher total losses and loss adjustment expenses, or LAE, from PMI Australia and a $7.6 million pre-tax expense relating to our January 2006 adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R in our Other segment for the first half of 2006.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	New Insurance Written (NIW). PMI’s NIW decreased by 26.9% in the second quarter of 2006 and by 15.0% in the first half of 2006 compared to the corresponding periods in 2005. These decreases reflect 23% and 22% decreases, respectively, in NIW generated by PMI’s flow channel. We believe that the decreases in PMI’s flow channel NIW were driven by increasingly competitive pricing, higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured to a great extent, and a reduction in the size of the flow private mortgage insurance market. Increased use of alternatives to private mortgage insurance, such as “simultaneous seconds,” “piggyback,” “80/10/10,” “80/20,” or “80/15/5” loans, continues to negatively affect the size of the private mortgage insurance market and PMI’s NIW. The size of the private mortgage insurance market is also affected by the number of loans originated and sold to non-agency investors and we believe that the level of non-agency loans increased as a percentage of the total origination market in the first half of 2006. PMI’s structured transactions channel is affected by, among other things, the size of the mortgage-backed securities (“MBS”) market and the differential in the interest rates being offered between the various risk layers of MBS transactions.

•	Policy Cancellations and Persistency. Continued low interest rates and home price appreciation have driven heavy mortgage refinance activity and high policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 64.9% as of June 30, 2006, 61.9% as of December 31, 2005 and 62.0% as of June 30, 2005. The improvement in PMI’s persistency rates in 2006 reflects lower levels of residential mortgage refinance activity. If mortgage interest rates remain at current levels or continue to increase, we expect that that refinancing activity will continue to slow and PMI’s persistency rate will continue to improve. If home price appreciation slows, policy cancellations may decline, which would also positively affect PMI’s persistency rate.

•	Credit and Portfolio Characteristics. PMI’s primary risk in force as of June 30, 2006 consisted of higher percentages of adjustable rate mortgages, or ARMs, payment option ARMs, interest only, Alt-A, and high LTV loans compared to June 30, 2005. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since June 30, 2005. We expect higher default and claim rates for ARMs, option ARMs, interest only, Alt-A and high LTV loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates.

•	Losses and Claims. PMI’s claims paid including LAE decreased by 15.9% in the second quarter of 2006 and by 12.0% in the first half of 2006 compared to the corresponding periods in 2005 primarily as a result of a decrease in the number of primary claims paid, partially offset by a higher average primary claim size. The decrease in the number of primary claims paid was primarily due to the seasoning of PMI’s primary insurance portfolio, a decrease in claims paid in the second quarter of 2006 that were previously delayed by bankruptcy protection compared to the second quarter of 2005, and favorable economic conditions, particularly continued home price appreciation. Net loss reserves increased by $9.2 million in the second quarter of 2006 from the first quarter of 2006 due to higher expected pending claim rates and claim sizes as a result of changes in the business mix of PMI’s portfolio, partially offset by a decrease in the number of loans in PMI’s default inventory.

•	Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. As of June 30, 2006, 53.3% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 52.1% as of June 30, 2005.

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

International Operations. Factors affecting the financial performance of our International Operations segment include:

•	PMI Australia. PMI Australia’s net income increased to $21.9 million and $46.0 million in the quarter and six months ended June 30, 2006, from $20.5 million and $41.1 million in the corresponding periods in 2005. PMI Australia’s NIW increased by 72.5% and 46.7% in the second quarter and first half of 2006, respectively, in comparison to the corresponding periods in 2005 due primarily to the successful execution of residential mortgage-backed securities, or RMBS, transactions in 2006 and the introduction in 2006 of streamlined flow product offerings. As a result of new regulatory capital requirements for lenders mortgage insurers, one of PMI Australia’s largest customers will restructure, subject to confirmation by its board of directors, its captive reinsurance arrangement with PMI Australia. We believe this restructuring will negatively impact PMI Australia’s premiums written in 2007. PMI Australia’s total losses and LAE increased to $6.8 million in the second quarter of 2006 and $8.0 million in the first half of 2006 from $0.7 million and $1.1 million in the corresponding periods in 2005. In the second quarter of 2006, PMI Australia’s net loss reserves increased by $3.6 million. We expect PMI Australia’s total losses and LAE to continue to increase to more normalized levels in the future.

•	PMI Europe. PMI Europe’s net income was $3.5 million for the second quarter of 2006 and $6.4 million for the first half of 2006 compared to $2.4 million and $5.4 million for the corresponding periods in 2005. Net income in the quarter and first half of 2006 was positively impacted by increases in other income arising from changes in the fair value of its credit default swap derivative contracts. These increases were offset by a reduction in premiums earned associated with the acquired Royal & Sun Alliance (“R&SA”) portfolio. We recognize premiums associated with the R&SA portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio. As a result of an agreement reached with R&SA in the second quarter of 2006 PMI Europe’s R&SA profit sharing obligations have been terminated.

•	PMI Asia. In June 2006, our Asian subsidiary, PMI Asia, received its insurance authorization from the Hong Kong Insurance Authority. Subsequent to its receipt of authorization, we transferred our Hong Kong branch’s entire mortgage reinsurance portfolio to PMI Asia. In connection with this restructuring, our International Operations incurred a $1.1 million U.S. tax charge during the second quarter of 2006.

•	Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. The change in the average foreign currency exchange rates from the second quarter and first half of 2006 to the corresponding periods in 2005 decreased our International Operations’ net income by $0.7 million and $2.2 million, respectively, primarily due to a weakening of the Australian dollar during these periods. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the functional currencies. Effective July 1, 2006, the functional currency of PMI Asia is the Hong Kong dollar.

In March 2006, we purchased foreign currency put options at a pre-tax cost of $1.4 million to mitigate the effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro through the remainder of 2006. Net income from International Operations for the second quarter and first half of 2006 includes a $2.0 million and $0.7 million pre-tax decrease in the fair value of our foreign currency put options, respectively.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•	FGIC. The significant portion of our net income derived from our Financial Guaranty segment in the second quarter and first half of 2006 was generated by equity in earnings from FGIC. Equity in earnings from FGIC was $24.8 million for the second quarter of 2006 and $46.8 million for the first half of 2006 compared to $22.2 million and $41.8 million for the corresponding periods of 2005. These increases were primarily due to increases in premiums earned, not withstanding a decrease in refundings, and higher investment income, partially offset by higher underwriting expenses. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets.

•	RAM Re. Equity in earnings from RAM Re was $1.7 million and $2.9 million for the second quarter and first half of 2006, respectively, compared to $1.6 million and $2.8 million for the corresponding periods of 2005.

•	Hurricane Katrina. As of June 30, 2006, FGIC had Katrina-related case reserves of $5.3 million, watchlist reserves of $12.8 million and an estimated reinsurance recoverable of $1.0 million, representing a $2.9 million decrease in net reserves related to credits affected by Hurricane Katrina from December 31, 2005. The decrease primarily reflects payments of claims. FGIC’s loss reserve will likely be adjusted in the future as additional information concerning such credits becomes available. Any such adjustments may have a material impact on its results of operations and our equity in earnings from FGIC. RAM Re’s exposure to obligations in the FEMA dual-designated areas is approximately $118 million, of which $27.8 million was added to its watchlist. RAM Re has not recorded reserves related to Hurricane Katrina. We cannot predict whether FGIC or RAM Re will ultimately incur losses or will record additional reserves in the future as a result of Hurricane Katrina.

Other. Factors affecting the financial performance of our Other segment include:

•	Contract Underwriting Services. Due to lower levels of mortgage originations and a decline in customers’ requests for contract underwriting services, our contract underwriting activities and associated revenues and expenses decreased in the second quarter and first half of 2006 compared to the corresponding periods in 2005. We believe our contract underwriting activities and revenues will continue to decline in the future as a result of these factors. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Expenses associated with contract underwriting remedies, and accruals thereof, decreased from $5.7 million and $8.2 million in the second quarter and first half of 2005, respectively, to $2.6 million and $5.0 million in the corresponding periods of 2006.

•	Stock-Based Compensation. In 2006, we adopted SFAS No. 123R, which requires us to record the fair value of share-based awards, including stock options and our Employee Stock Purchase Plan (“ESPP”) shares, to employees in our consolidated statements of operations effective January 1, 2006. During the second quarter and first half of 2006, our underwriting expenses include $2.6 million (pre-tax) and $7.6 million (pre-tax), respectively, in compensation expense relating to unvested and outstanding stock options and the ESPP plan. The after tax charge related to this item was $1.9 million in the second quarter and $5.7 million in the first half of 2006.

•	Additional Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations and interest expense. Effective January 1, 2006, we refined our method of operating cost allocation between our U.S. Mortgage Insurance Operations segment and our Other segment. As a result of this refinement, we allocated approximately $1.5 million (pre-tax) and $3.0 million (pre-tax) of expenses in the second quarter and first half of 2006, respectively, to our Other segment which previously would have been allocated to our U.S. Mortgage Insurance Operations segment. This allocation refinement will affect these segments’ expense reporting throughout the remainder of 2006.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the periods noted:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions, except per share data)			(In millions, except per share data)
REVENUES
Premiums earned	$213.6	$206.4	3.5%	$419.9	$406.0	3.4%
Net investment income	49.0	45.7	7.2%	95.9	89.5	7.2%
Equity in earnings from unconsolidated subsidiaries	32.3	28.3	14.1%	59.9	53.5	12.0%
Net realized investment gains	0.6	1.5	(60.0)%	0.9	2.2	(59.1)%
Change in fair value of credit default swaps	2.1	0.5	320.0%	3.8	0.9	322.2%
Other income	1.8	5.8	(69.0)%	6.9	10.9	(36.7)%

Total revenues	299.4	288.2	3.9%	587.3	563.0	4.3%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	71.9	67.2	7.0%	132.8	131.7	0.8%
Amortization of deferred policy acquisition costs	17.8	18.8	(5.3)%	34.8	39.3	(11.5)%
Other underwriting and operating expenses	52.8	54.4	(2.9)%	113.4	100.1	13.3%
Interest expense	8.1	8.5	(4.7)%	16.2	18.0	(10.0)%

Total losses and expenses	150.6	148.9	1.1%	297.2	289.1	2.8%

Income before income taxes	148.8	139.3	6.8%	290.1	273.9	5.9%
Income taxes	39.2	34.7	13.0%	75.1	68.2	10.1%

Net income	$109.6	$104.6	4.8%	$215.0	$205.7	4.5%

Diluted earnings per share	$1.14	$1.04	9.6%	$2.23	$2.03	9.9%

Consolidated net income for the second quarter and first half of 2006 was $109.6 million and $215.0 million, respectively, compared to $104.6 million and $205.7 million for the corresponding periods in 2005. These increases were primarily due to increases in net income from our Financial Guaranty and U.S. Mortgage Insurance Operations segments. Within our four segments, the net income increases were driven primarily by increased equity in earnings from FGIC, a decline in PMI’s underwriting and operation expenses and increases in PMI Australia’s premiums earned. These increases were partially offset by higher total losses and loss adjustments expenses, or LAE, from PMI Australia and a $7.6 million pre-tax expense relating to our January 2006 adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R in our Other segment for the first half of 2006.

The increases in consolidated premiums earned in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were primarily due to increases in PMI Australia’s premiums earned. The increases in PMI Australia’s premiums earned were primarily due to NIW and insurance in force growth, partially offset by the strengthening of the U.S. dollar relative to the Australian dollar during the second quarter and first half of 2006.

The increases in net investment income in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to growth in our Australian investment portfolio, combined with an increase in our consolidated book yield. As of June 30, 2006, our consolidated pre-tax book yield was 5.29% compared to 5.00% as of June 30, 2005. This increase in our pre-tax book yield was primarily due to the continued higher interest rate environment in Australia in the second quarter and first half of 2006.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC was $24.8 million for the second quarter of 2006 and $46.8 million for the first half of 2006 compared to $22.2 million and $41.8 million for the corresponding periods of 2005. These increases were primarily due to increases in premiums and higher investment income, partially offset by higher underwriting expenses and a decrease in refundings.

PMI Europe is currently a party to six credit default swap transactions that are classified as derivatives. The increases in credit default swap derivative gains at PMI Europe were due to mark-to-market gains derived mainly by favorable actual and projected claim payments.

Other income consists primarily of contract underwriting revenues from PMI Mortgage Services Co., or MSC, in our Other segment and changes in the fair value of foreign currency put options which are accounted for as derivatives. The decreases in other income in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due to lower fees generated by our contract underwriting operations and unrealized losses on foreign currency put options from PMI Australia. The decrease in contract underwriting activity in the second quarter and first half of 2006 resulted from lower levels of mortgage refinance activity and a decline in customer requests for contract underwriting services.

The increases in our losses and LAE in the second quarter and first half of 2006 compared to the corresponding periods of 2005 were primarily due to increases in loss reserves from U.S. Mortgage Insurance Operations and PMI Australia and an increase in claims paid from PMI Australia. These increases were partially offset by a decrease in claims paid from U.S. Mortgage Insurance Operations.

The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2006 from the corresponding periods in 2005 were due to lower levels of amortization in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations deferred policy acquisition costs asset decreased $2.5 million from December 31, 2005 to $45.8 million as of June 30, 2006 due primarily to cost savings realized from our field office restructurings in 2004 and 2006 resulting in reduced cost deferrals, and the declines in NIW in 2005 and 2006.

The decrease in other underwriting and operating expenses in the second quarter of 2006 compared to the corresponding period of 2005 was primarily due to lower compensation-related expenses as a result of declines in the fair value of our liabilities associated with our director and officer deferred compensation plans, and the field office restructurings in 2004 and 2006. This decrease was partially offset by stock option-related expenses of $2.6 million (pre-tax). The increase in other underwriting and operating expenses in the first half of 2006 compared to the corresponding period of 2005 was primarily due to the requirement to begin expensing stock options in 2006 which resulted in $7.6 million in stock option and ESPP-related expenses, and higher operating expenses in International Operations.

The increases in our income tax expense in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were primarily the result of increases in our pre-tax income and effective tax rate. The increases in our effective tax rate to 26.4% and 25.9% for the quarter and six months ended June 30, 2006 from 24.9% for the both the quarter and six months ended June 30, 2005 were primarily due to increases in our U.S. Mortgage Insurance Operations’ net income, excluding net investment income and equity in earnings, which is taxed at an effective tax rate of 35.0%. The Company’s effective tax rate was adversely affected by a U.S. tax charge of $1.1 million that resulted from the transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia in the second quarter of 2006.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$72.2	$69.7	3.6%	$142.3	$136.0	4.6%
International Operations	25.5	25.3	0.8%	54.1	50.4	7.3%
Financial Guaranty	24.0	21.5	11.6%	45.1	40.4	11.6%
Other	(12.1)	(11.9)	1.7%	(26.5)	(21.1)	25.6%

Consolidated net income	$109.6	$104.6	4.8%	$215.0	$205.7	4.5%

U.S. Mortgage Insurance Operations

U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Premiums earned	$167.8	$168.2	(0.2)%	$335.4	$332.4	0.9%
Net investment income	$27.1	$27.5	(1.5)%	$52.7	$53.1	(0.8)%
Equity in earnings from unconsolidated subsidiaries	$5.7	$4.9	16.3%	$10.2	$9.0	13.3%
Losses and LAE	$64.2	$65.5	(2.0)%	$123.3	$128.6	(4.1)%
Underwriting and operating expenses	$36.1	$40.3	(10.4)%	$77.4	$79.9	(3.1)%
Net income	$72.2	$69.7	3.6%	$142.3	$136.0	4.6%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Gross premiums written	$203.4	$197.9	2.8%	$411.6	$399.0	3.2%
Ceded premiums, net of assumed	(41.4)	(41.5)	(0.2)%	(83.1)	(84.8)	(2.0)%
Refunded premiums	(3.1)	(3.8)	(18.4)%	(6.1)	(7.1)	(14.1)%

Net premiums written	$158.9	$152.6	4.1%	$322.4	$307.1	5.0%

Premiums earned	$167.8	$168.2	(0.2)%	$335.4	$332.4	0.9%

The increases in gross and net premiums written in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to increases in PMI’s average premium rates and average insured loan balances. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans and high LTV loans in PMI’s portfolio in the second quarter and first half of 2006 compared to the corresponding periods of 2005. PMI’s average insured loan balances increased primarily due to home price appreciation.

As of June 30, 2006, 62.8% of primary flow insurance in force and 64.1% of primary flow risk in force were subject to captive reinsurance agreements compared to 59.6% and 61.0% as of June 30, 2005. These increases are the result of a higher portion of new flow insurance written with customers with whom we have captive reinsurance agreements.

PMI’s premiums earned, which remained flat in the second quarter and first six months of 2006 compared to the corresponding periods in 2005, were positively affected in the first half of 2006 by increases in PMI’s average premium rate and modified pool NIW. Premiums earned in the first six months of 2006 have been negatively affected by lower levels of earned premiums associated with loan cancellations under non-refundable single premium policies.

Equity in earnings from unconsolidated subsidiaries – U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG. Equity in earnings from CMG increased in the second quarter and first half of 2006 compared to the corresponding periods of 2005 primarily as a result of a release of loss reserves and increases in CMG’s primary insurance and risk in force.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions, except percentages, number of primary claims paid, and as otherwise noted)
Claims paid including LAE	$55.0	$65.4	(15.9)%	$113.0	$128.4	(12.0)%
Change in net loss reserves	9.2	0.1	—	10.3	0.2	—

Total losses and LAE	$64.2	$65.5	(2.0)%	$123.3	$128.6	(4.1)%

Number of primary claims paid	2,038	2,521	(19.2)%	4,096	4,934	(17.0)%
Average primary claim size (in thousands)	$23.3	$22.9	1.7%	$24.0	$22.9	4.8%

Claims paid including LAE decreased in the second quarter and first half of 2006 compared to the corresponding periods in 2005 primarily as a result of decreases in the number of primary claims paid. The decreases in the number of primary claims paid were due to the seasoning of PMI’s primary insurance portfolio, a decrease in claims paid that were previously delayed by bankruptcy protection in the second quarter of 2006 compared to the second quarter of 2005, and continued home price appreciation which increases PMI’s loss mitigation opportunities. These decreases were partially offset by an increase in the average primary claim size. The increase in the average primary claim size in the first half of 2006 compared to the corresponding period in 2005 was due to increases in PMI’s average insured loan size and average coverage levels. We expect PMI’s average primary claim size to continue to increase in 2006 as a result of higher average loan sizes and coverage levels in PMI’s NIW and insurance in force. Primary claims paid decreased to $47.5 million in the second quarter of 2006 and $98.3 million in the first half of 2006 compared to $57.7 million and $113.2 million for the corresponding periods in 2005. Pool insurance claims paid decreased to $4.7 million in the second quarter of 2006 and to $9.5 million in the first half of 2006 compared to $5.5 million and $10.8 million in the corresponding periods of 2005.

We increased PMI’s net loss reserves in the second quarter and first half of 2006 by $9.2 million and $10.3 million, respectively. These increases reflect, among other things, higher expected claim rates on pending delinquencies as a result of the loss development of our post-2003 book years and the greater concentrations of ARMs, high LTV and Alt-A loans in PMI’s portfolio, as well as our expectation that PMI’s average claim size will be higher.

We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the second and fourth years after loan origination. Approximately 84.0% of PMI’s insurance in force as of June 30, 2006 was written after January 1, 2003. We believe that the impact of the seasoning of the 2003 and earlier book years on total losses and LAE was greatest in 2005, with some continued impact in 2006. We also believe that future quarterly losses and LAE associated with the 2004 book year will be less than the losses and LAE associated with that book year in the second quarter of 2006. As of June 30, 2006, PMI’s 2003 and earlier book years represented 36.2% of PMI’s primary insurance in force and PMI’s 2004 book year represented 21.5% of its primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, total losses and LAE will be unfavorably impacted. Changes in economic conditions, including mortgage interest rates, job creation, and home prices could significantly impact our reserve estimates, and therefore, PMI’s total losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

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

PMI’s primary default data is presented in the table below:

	As of June 30,		Percent Change/ Variance
	2006	2005
Flow policies in force	618,276	680,394	(9.1)%
Structured policies in force	104,480	96,327	8.5%

Primary policies in force	722,756	776,721	(6.9)%
Flow loans in default	27,428	26,803	2.3%
Structured loans in default	9,674	8,227	17.6%

Primary loans in default	37,102	35,030	5.9%

Primary default rate	5.13%	4.51%	0.62	pps
Primary default rate for flow transactions	4.44%	3.94%	0.50	pps
Primary default rate for structured transactions	9.26%	8.54%	0.72	pps

The increase in PMI’s primary default rate as of June 30, 2006 compared to June 30, 2005 was due to an increase in the number of primary loans in default and a decline in the number of primary insurance policies in force. The increase in primary loans in default as of June 30, 2006 compared to June 30, 2005 was due in part to approximately 850 primary loans attributable to the 2005 hurricanes. Higher concentrations of Alt-A loans, ARMs, high LTV loans, payment option ARMs and interest only loans contributed to the increase in structured loans in default as of June 30, 2006 compared to June 30, 2005, and to the higher default rates generally compared to PMI’s flow channel default rates.

PMI’s modified pool default data are presented in the table below:

	As of June 30,		Percent Change/ Variance
	2006	2005
Modified pool with deductible
Loans in default	10,390	8,894	16.8%
Policies in force	176,494	127,112	38.8%
Default rate	5.89%	7.00%	(1.11	) pps
Modified pool without deductible
Loans in default	2,769	2,583	7.2%
Policies in force	43,377	46,058	(5.8)%
Default rate	6.38%	5.61%	0.77	pps
Total modified pool
Loans in default	13,159	11,477	14.7%
Policies in force	219,871	173,170	27.0%
Default rate	5.98%	6.63%	(0.65	) pps

The decrease in the total modified pool default rate from June 30, 2005 to June 30, 2006 was due to an increase in the number of modified pool policies in force, partially offset by an increase in modified pool loans in default and customer default reporting enhancements begun in the third quarter of 2005. We do not believe the reporting enhancement will affect ultimate losses incurred related to our modified pool loans in default and, accordingly, the reporting enhancement did not affect our estimation of total losses and LAE. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. Total pool loans in default (which includes modified and other pool products below) as of June 30, 2006 and 2005 were 17,458 and 16,623, respectively. The default rates for total pool loans as of June 30, 2006 and June 30, 2005 were 5.60% and 5.65%, respectively.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Amortization of deferred policy acquisition costs	$13.2	$15.0	(12.0)%	$26.6	$31.1	(14.5)%
Other underwriting and operating expenses	22.9	25.3	(9.5)%	50.8	48.8	4.1%

Total underwriting and operating expenses	$36.1	$40.3	(10.4)%	$77.4	$79.9	(3.1)%

Policy acquisition costs incurred and deferred	$11.9	$12.7	(6.3)%	$24.0	$24.9	(3.6)%

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

The decreases in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were primarily the result of cost savings from our field office restructuring and lower levels of NIW, both of which resulted in lower acquisition costs. PMI’s deferred policy acquisition cost asset decreased by $2.5 million from December 31, 2005 to $45.8 million as of June 30, 2006 as a result of these same factors. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The decrease in other underwriting and operating expenses for the second quarter of 2006 compared to the corresponding period in 2005 was due primarily to an approximately $1.5 million increase in the allocation of certain costs from U.S. Mortgage Insurance Operations to our Other segment as a result of a refinement of our allocation of operating costs between segments. The increase in other underwriting and operating expenses for the first half of 2006 compared to the corresponding period in 2005 was due primarily to higher compensation expenses of $1.0 million and $2.0 million related to our field operations restructuring. This increase was partially offset by an approximately $3.0 million increase in the allocation of certain costs from U.S. Mortgage Insurance Operations to our Other segment in the first six months of 2006.

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.5 million and $7.1 million in the second quarter and first half of 2006, respectively, compared to $5.0 million and $9.6 million in the corresponding periods in 2005. The decline in allocated expenses to MSC was due to continued decreases in contract underwriting activity.

Ratios – PMI’s loss, expense and combined ratios are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Variance		2006	2005	Variance
Loss ratio	38.2%	38.9%	(0.7	) pps	36.8%	38.7%	(1.9	) pps
Expense ratio	22.7%	26.4%	(3.7	) pps	24.0%	26.0%	(2.0	) pps

Combined ratio	60.9%	65.3%	(4.4	) pps	60.8%	64.7%	(3.9	) pps

PMI’s loss ratio is the ratio of total losses and LAE to premiums earned. The decreases in the loss ratio in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to a decrease in total losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decreases in PMI’s expense ratio in the second quarter and first half of 2006 compared to the same periods of 2005 were due primarily to decreases in total underwriting and operating expenses. These decreases include the approximately $1.5 million increase in the second quarter of 2006 and $3.0 million increase in the first six months of 2006 in the expense allocation from U.S. Mortgage Insurance Operations to our Other segment. Excluding the allocation of costs to our Other segment, PMI’s expense ratio would have been approximately 23.7% and 25.0% for the quarter and the first six months of 2006, respectively. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Primary NIW:
Primary NIW - flow channel	$5,716	$7,442	(23.2)%	$10,757	$13,745	(21.7)%
Primary NIW - structured channel	1,344	2,216	(39.4)%	4,391	4,081	7.6%

Total primary NIW	$7,060	$9,658	(26.9)%	$15,148	$17,826	(15.0)%

We believe that the decreases in PMI’s primary flow NIW in the quarter and six months ended June 30, 2006 compared to the corresponding periods in 2005 were primarily driven by increasingly competitive pricing, higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured to a great extent and a reduction in the size of the flow private mortgage insurance market. In addition, we believe the size of the flow private mortgage insurance market continues to be negatively impacted by lenders’ use of alternative mortgage products which do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total origination market.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance, or with respect to loans that do not require primary insurance, or for capital relief purposes. During the quarter and six months ended June 30, 2006, PMI wrote $107.1 million and $209.5 million of modified pool risk compared to $56.5 million and $92.3 million in the corresponding periods of 2005. Modified pool risk in force was $2.0 billion as of June 30, 2006 compared to $1.6 billion as of June 30, 2005.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below:

	As of June 30,		Percent Change/ Variance
	2006	2005
Primary insurance in force (in millions)	$100,385	$103,434	(2.9)%
Primary risk in force (in millions)	$25,010	$25,363	(1.4)%
Pool risk in force (in millions)	$2,737	$2,445	11.9%
Policy cancellations - primary (year-to-date)	15,853	19,712	(19.6)%
Persistency - primary	64.9%	62.0%	2.9	pps

The decrease in primary insurance in force as of June 30, 2006 compared to June 30, 2005 was due to continued policy cancellations and lower NIW. Primary risk in force at June 30, 2006 decreased compared to June 30, 2005 due to lower levels of NIW, partially offset by a greater number of high LTV loans with deeper coverage and higher average loan balances. Higher mortgage interest rates and a corresponding decline in refinance activity caused policy cancellations to decrease, and primary persistency to increase, in the first six months of 2006 compared to the corresponding period in 2005.

The following table sets forth the percent of PMI’s primary risk in force as of June 30, 2006 and December 31, 2005 in the ten states with the highest risk in force in PMI’s primary portfolio.

	As of June 30, 2006	As of December 31, 2005
Florida	10.5%	10.3%
Texas	7.4%	7.4%
California	7.2%	6.9%
Illinois	5.1%	5.0%
Georgia	4.7%	4.7%
Ohio	4.2%	4.1%
New York	4.0%	4.2%
Pennsylvania	3.7%	3.7%
Michigan	3.2%	3.2%
New Jersey	3.1%	3.2%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(In millions, except percentages)				(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$285	5.0%	$452	6.1%	$511	4.8%	$889	6.5%
Primary NIW - structured channel	94	7.0%	208	9.4%	492	11.2%	711	17.4%

Total primary NIW	$379	5.4%	$660	6.8%	$1,003	6.6%	$1,600	9.0%

Alt-A loan amounts and as a percentage of:*
Primary NIW - flow channel	$1,455	25.5%	$1,617	21.7%	$2,916	27.1%	$2,875	20.9%
Primary NIW - structured channel	851	63.3%	893	40.3%	2,120	48.3%	1,516	37.1%

Total primary NIW	$2,306	32.7%	$2,510	26.0%	$5,036	33.2%	$4,391	24.6%

*	Prior year amounts have been reclassified to conform to current year classification.

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97.0% LTV) as percentages of its flow channel and structured channel primary NIW:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	(In millions, except percentages)				(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW – flow channel	$963	16.9%	$1,621	21.8%	$1,912	17.8%	$2,815	20.5%
Primary NIW – structured channel	457	34.0%	1,783	80.5%	2,689	61.3%	3,299	80.9%

Total primary NIW	$1,420	20.1%	$3,404	35.3%	$4,601	30.4%	$6,114	34.3%

97.01% or higher LTV loan amounts and as a percentage of:
Primary NIW – flow channel	$1,085	19.0%	$1,130	15.2%	$1,861	17.3%	$2,065	15.0%
Primary NIW – structured channel	90	6.7%	238	10.7%	352	8.0%	379	9.3%

Total primary NIW	$1,175	16.7%	$1,368	14.2%	$2,213	14.6%	$2,444	13.7%

Since 2004, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI has insured an increased amount of these loans through its primary flow and structured transactions channels. Interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs.

The following table presents PMI’s interest only loans and payment option ARMs as percentages of its flow channel and structured channel primary NIW:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	(In millions, except percentages)				(In millions, except percentages)
Interest only loans amounts and as a percentage of:
Primary NIW - flow channel	$725	12.7%	$866	11.6%	$1,441	13.4%	$1,567	11.4%
Primary NIW - structured channel	66	4.9%	626	28.3%	1,063	24.2%	1,072	26.3%

Total primary NIW	$791	11.2%	$1,492	15.4%	$2,504	16.5%	$2,639	14.8%

Payment option ARMs amounts and as a percentage of:
Primary NIW – flow channel	$688	12.0%	$624	8.4%	$1,337	12.4%	$858	6.2%
Primary NIW – structured channel	—	—	—	—	—	—	—	—

Total primary NIW	$688	9.7%	$624	6.5%	$1,337	8.8%	$858	4.8%

The following table presents PMI’s less-than-A quality loans, and Alt-A loans, ARMs and high LTV loans as percentages of primary risk in force:

	As of June 30,
	2006	2005
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	8.7%	10.2%
Less-than-A quality loans with FICO scores below 575*	2.3%	2.9%
Alt-A loans	17.3%	12.8%
ARMs	20.4%	17.5%
97% or higher LTV loans	15.2%	13.5%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

We estimate that interest only loans and payment option ARMs represented approximately 8% and 4% of PMI’s primary risk in force as of June 30, 2006, respectively, representing increases from June 30, 2005.

As shown above, PMI’s primary risk in force as of June 30, 2006 contained higher percentages of Alt-A loans, ARMs, high LTV, interest only loans and payment option ARMs than as of June 30, 2005. We believe that these increases reflect higher concentrations of these types of loans in the current mortgage origination and private mortgage insurance markets.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs, high LTV loans, interest only loans, and payment option ARMs than our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In the second quarter and first half of 2006, PMI’s average premium rate increased primarily as a result of PMI’s portfolio consisting of higher percentages of these types of loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD In millions)			(USD In millions)
PMI Australia	$21.9	$20.5	6.8%	$46.0	$41.1	11.9%
PMI Europe	3.5	2.4	45.8%	6.4	5.4	18.5%
PMI Asia	0.1	2.4	(95.8)%	1.7	3.9	(56.4)%

International Operations net income	$25.5	$25.3	0.8%	$54.1	$50.4	7.3%

The increases in International Operations’ net income in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to increases in premiums earned and net investment income from PMI Australia and mark-to-market gains on credit default swaps from PMI Europe. These increases were partially offset by increases in total losses and LAE at PMI Australia, a weakening of the Australian dollar versus the U.S. dollar and a $1.1 million U.S. tax charge relating to the transfer of reinsurance contracts to PMI Asia from our Hong Kong branch.

The weakening of the Australian dollar and Euro relative to the U.S. dollar from the second quarter and first half of 2005 to the corresponding periods in 2006 negatively impacted our International Operations’ net income by $0.7 million and $2.2 million, respectively. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the local currency.

In March 2006 and January 2005, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in those years. The options had an aggregate pre-tax cost of $1.4 million and $1.8 million in 2006 and 2005, respectively. The options purchased in March 2006 expire ratably over the remainder of calendar year 2006. Net income from International Operations for the second quarter and first half of 2006 includes decreases of $2.0 million pre-tax and $0.7 million pre-tax, respectively, related to the fair value of our foreign currency put options compared to a $0.1 million pre-tax increase and a $1.0 million pre-tax decrease in the corresponding periods of 2005. To the extent the U.S. dollar weakens against either the Australian dollar or the Euro, the foreign exchange benefit to our consolidated net income in the remaining six months of 2006 will be offset by the remaining unamortized cost of the put options purchased, which is $0.8 million, and reversals of any unrealized gains.

PMI Australia

The table below sets forth the results of PMI Australia:

	Three Months Ended June 30,		Percent Change/ Variance		Six Months Ended June 30,		Percent Change/ Variance
	2006	2005			2006	2005
	(USD in millions)				(USD in millions)
Net premiums written	$48.6	$39.4	23.4%		$83.2	$71.8	15.9%

Premiums earned	$39.1	$29.9	30.8%		$71.3	$59.3	20.2%
Net investment income	12.9	11.5	12.2%		25.4	22.9	10.9%
Other loss	(1.8)	(0.1)	—		(0.3)	(0.6)	(50.0%)

Total revenues	50.2	41.3	21.5%		96.4	81.6	18.1%
Total losses and LAE	6.8	0.7	—		8.0	1.1	—
Underwriting and operating expenses	11.8	10.9	8.3%		22.2	21.2	4.7%

Total losses and expenses	18.6	11.6	60.3%		30.2	22.3	35.4%

Income before income taxes	31.6	29.7	6.4%		66.2	59.3	11.6%
Income taxes	9.7	9.2	5.4%		20.2	18.2	11.0%

Net income	$21.9	$20.5	6.8%		$46.0	$41.1	11.9%

Loss ratio	17.3%	2.5%	14.8	pps	11.2%	1.8%	9.4	pps
Expense ratio	24.2%	27.6%	(3.4	) pps	26.7%	29.6%	(2.9	) pps

The average AUD/USD currency exchange rate was 0.7470 and 0.7430 in the second quarter and first half of 2006, respectively, compared to 0.7687 and 0.7730 in the corresponding periods in 2005. The change in the average AUD/USD currency exchange rate from the second quarter of 2005 to the second quarter of 2006 and from the first half of 2005 to the first half of 2006 negatively impacted PMI Australia’s net income by $0.6 million and $1.8 million, respectively. Other income from PMI Australia in the second quarter and first six months of 2006 includes pre-tax reductions of $1.9 million and $0.6 million in the fair value of the foreign currency put options compared to pre-tax reductions of $0.3 million and $1.4 million for the corresponding periods of 2005.

Premiums written and earned – The increases in net premiums written and earned for the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due to increased NIW and insurance in force, partially offset by the weakening of the Australian dollar relative to the U.S. dollar.

Net investment income – The increases in net investment income in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $933.5 million as of June 30, 2006 from $831.4 million as of June 30, 2005. This growth was driven by positive cash flows from operations, partially offset by a weakening of the Australian dollar relative to the U.S. dollar. The pre-tax book yield was 5.94% as of June 30, 2006 and 5.89% as of June 30, 2005.

Losses and LAE – PMI Australia’s total losses and LAE and related claims data are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions, except percentages, number of primary claims paid, and as otherwise noted)
Claims paid including LAE	$3.2	$0.7	357.1%	$4.4	$1.1	300.0%
Change in net loss reserves	3.6	—	—	3.6	—	—

Total losses and LAE	$6.8	$0.7	—	$8.0	$1.1	—

Number of primary claims paid	73	24	204.2%	104	42	147.6%
Average primary claim size (in thousands)	$43.6	$30.6	42.5%	$42.4	$26.0	63.1%

Claims paid including LAE, the number of primary claims paid and the average claim size increased in the second quarter and first half of 2006 compared to the corresponding periods in 2005 primarily as a result of a moderation, and in some cases a decline, in home price appreciation in Australia. We increased PMI Australia’s net loss reserves in the second quarter of 2006 due to, among other factors, an increase in PMI Australia’s default inventory in the second quarter of 2006 and increases in expected average claim sizes and claim rates. PMI Australia’s default inventory increased from 1,520 loans as of March 31, 2006 to 1,731 loans as of June 30, 2006. PMI Australia’s default rate as of June 30, 2006 was 0.16% and 0.14% as of June 30, 2005. We expect PMI Australia’s total losses and LAE to continue to increase to more normalized levels in the future.

Underwriting and operating expenses – The increases in underwriting and operating expense in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due to increased amortization expense of deferred acquisition costs driven by growth in insurance in force, offset by a weakening of the Australian dollar.

Primary NIW, insurance and risk in force – PMI Australia’s primary NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions)			(USD in millions)
Primary NIW:
Primary NIW – flow channel	$5,062	$4,763	6.3%	$9,214	$8,685	6.1%
Primary NIW – RMBS channel	7,744	2,662	190.9%	13,035	6,478	101.2%

Total primary NIW	$12,806	$7,425	72.5%	$22,249	$15,163	46.7%

				As of June 30,
				2006	2005
				(USD in millions)
Primary insurance in force				$135,529	$119,811	13.1%
Primary risk in force				$124,139	$109,025	13.9%

The increases in primary NIW generated by PMI Australia’s flow and RMBS channel in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were partially offset by a weakening of the Australian dollar relative to the U.S. dollar. The increases in primary NIW in the second quarter and first half of 2006 were due primarily to the successful execution of RMBS transactions in 2006 and the introduction of streamlined flow product offerings. The increase in primary insurance in force and risk in force as of June 30, 2006 compared to June 30, 2005 was driven by increases in NIW.

PMI Europe

The following table sets forth the results of PMI Europe:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$3.9	$4.2	(7.1)%	$7.8	$8.5	(8.2)%
Net investment income	2.7	2.5	8.0%	5.0	5.1	(2.0)%
Change in fair value of credit default swaps	2.1	0.5	320.0%	3.8	0.9	322.2%
Other (loss) income	(0.1)	0.4	(125.0)%	(0.2)	0.4	(150.0)%

Total revenues	8.6	7.6	13.2%	16.4	14.9	10.1%
Losses and LAE	0.2	1.1	(81.8)%	0.7	2.1	(66.7)%
Underwriting and operating expenses	3.1	2.9	6.9%	5.8	4.5	28.9%

Total expenses	3.3	4.0	(17.5)%	6.5	6.6	(1.5)%

Income before taxes	5.3	3.6	47.2%	9.9	8.3	19.3%
Income taxes	1.8	1.2	50.0%	3.5	2.9	20.7%

Net income	$3.5	$2.4	45.8%	$6.4	$5.4	18.5%

The average Euro/USD currency exchange rate was 1.2584 for the second quarter of 2006 and 1.2313 for the first half of 2006 compared to 1.2590 and 1.2846 for the corresponding periods in 2005. Changes in the average Euro/USD currency exchange rates negatively impacted net income in the second quarter and first half of 2006 by $46 thousand and $0.3 million.

Premiums earned – The decreases in premiums earned in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to a decrease in premiums earned associated with the R&SA lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to decline. This decrease was partially offset by earned premiums on new insurance and reinsurance business.

Net investment income – Net investment income increased by $0.2 million in the second quarter of 2006 and decreased by $0.1 million in the first half of 2006 compared to the corresponding periods in 2005 due primarily to foreign currency re-measurement gains in 2005. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio, and to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. PMI Europe’s investment portfolio, including cash and cash equivalents, as of June 30, 2006 was $205.2 million compared to $217.6 million as of June 30, 2005. The Euro equivalent value of the portfolio decreased from €179.7 million as of June 30, 2005 to €160.4 million as of June 30, 2006. This decrease was primarily driven by a R&SA profit commission payment in the second quarter 2006 (see, Underwriting and operating expenses, below). The pre-tax book yield was 4.51% as of June 30, 2006 and 4.50% as of June 30, 2005.

Change in Fair Value of Credit Default Swaps – PMI Europe is currently a party to six transactions that are classified as derivatives. PMI Europe’s income increased from these transactions in the second quarter and first half of 2006 in comparison to the corresponding periods in 2005 primarily due to increases in mark-to-market gains on these derivatives. Mark-to-market gains in the second quarter and first six months of 2006 were $1.6 million and $2.9 million compared to $0.2 million and $0.3 million for the corresponding periods of 2005. As of June 30, 2006 and 2005, $7.6 million and $5.2 million, respectively, of deferred gains related to the initial fair value were included in other liabilities. For the second quarter and first six months of 2006, $0.5 million and $0.9 million of accretion from deferred gains were included in the change in fair value of credit default swaps compared to $0.3 million and $0.6 million in the corresponding periods of 2005. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments.

Losses and LAE – PMI Europe’s losses and LAE performance continued to be favorable in the second quarter and first half of 2006 relative to the same periods in 2005. PMI Europe’s losses and LAE over these periods were driven primarily by reserves posted for non-derivative accounted credit default swap transactions in 2005. (See Critical Accounting Policies and Estimates, below.) Claims paid remained flat at $0.3 million in the second quarter of 2006 and 2005. Claims paid in the first half of 2006 totaled $0.7 million compared to $0.5 million in the corresponding period in 2005.

Underwriting and operating expenses – The increases in underwriting and operating expenses in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were primarily due to growth in headcount, partially offset by a reduction in provisions for profit sharing obligations on the R&SA acquired portfolio. Under the terms of its agreement with R&SA, PMI Europe and R&SA shared certain economic benefits if loss performance reached agreed-upon levels. In the second quarter of 2006, PMI Europe and R&SA agreed to terminate the future sharing of economic benefits with respect to the portfolio’s loss performance. As a result, PMI Europe will not be required to pay R&SA profit sharing commissions in the future and PMI Europe’s expenses related thereto will not be adversely effected by continued favorable credit performance of the R&SA portfolio. In addition to terminating PMI’s future profit sharing obligations, PMI Europe and R&SA also agreed in the second quarter of 2006 to terminate excess of loss reinsurance provided by R&SA on the portfolio.

Risk in force – PMI Europe’s risk in force increased from $2.5 billion at June 30, 2005 to $2.8 billion at June 30, 2006 as a result of new insurance and reinsurance business written.

PMI Asia

The following table sets forth the results of PMI Asia:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions)			(USD in millions)
Gross reinsurance premiums written	$2.2	$6.3	(65.1)%	$3.2	$11.6	(72.4)%

Reinsurance premiums earned	$2.8	$4.1	(31.7)%	$5.3	$5.8	(8.6)%
Net investment income	0.2	0.1	100.0%	0.3	0.1	200.0%

Total revenues	3.0	4.2	(28.6)%	5.6	5.9	(5.1)%
Losses and LAE (reversals)	0.8	(0.1)	—	0.8	(0.1)	—
Underwriting and operating expenses	0.2	0.6	(66.7)%	0.4	—	—

Total expenses	1.0	0.5	100.0%	1.2	(0.1)	—

Net income before taxes	2.0	3.7	(45.9)%	4.4	6.0	(26.7)%
Income taxes	1.9	1.3	46.2%	2.7	2.1	28.6%

Net income	$0.1	$2.4	(95.8)%	$1.7	$3.9	(56.4)%

Premiums written and earned – Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI by the Hong Kong Mortgage Corporation, or HKMC, and other Hong Kong insurers. The decreases in gross reinsurance premiums written in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to a decrease in mortgage origination activity in Hong Kong and the increased retention of risk by HKMC. In 2005 and 2006, the HKMC increased, and will increase further in 2007, the percentage of mortgage insurance risk and associated premiums that it retains, negatively impacting PMI Asia’s reinsurance and premiums written.

Income taxes – The transfer of our Hong Kong branch’s entire mortgage reinsurance portfolio to PMI Asia resulted in a $1.1 million U.S. tax charge in the second quarter of 2006. Beginning in July 2006, PMI Asia’s statutory tax rate is 17.5%.

Financial Guaranty

The following table sets forth the results of our Financial Guaranty segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$24.8	$22.2	11.7%	$46.8	$41.8	12.0%
RAM Re	1.7	1.6	6.3%	2.9	2.8	3.6%

Total equity earnings	26.5	23.8	11.3%	49.7	44.6	11.4%
Income taxes	2.5	2.3	8.7%	4.6	4.2	9.5%

Net income	$24.0	$21.5	11.6%	$45.1	$40.4	11.6%

The increases in equity earnings from FGIC in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were primarily due to increases in premiums earned, notwithstanding lower levels of refundings, and higher investment income. These increases were partially offset by higher underwriting expenses.

The table below shows the main components of FGIC’s financial results for the second quarter and first half of 2006 and 2005:

	Three Months Ended June 30,		Percent Change/ Variance	Six Months Ended June 30,		Percent Change/ Variance
	2006	2005		2006	2005
	(In thousands)			(In thousands)
Net premiums written	$134,373	$113,305	18.6%	$217,231	$195,914	10.9%
Net premiums earned	$71,845	$61,907	16.1%	$131,309	$114,540	14.6%
Net investment income	$34,323	$28,818	19.1%	$66,900	$56,693	18.0%
Net realized (losses) gains and other income	$(47)	$90	—	$322	$638	(49.5)%
Losses and loss adjustment expenses	$(265)	$(3,066)	(91.4)%	$(2,198)	$(5,677)	(61.3)%
Underwriting expenses	$23,151	$16,933	36.7%	$47,586	$37,266	27.7%
Policy acquisition costs deferred	$(8,994)	$(6,956)	29.3%	$(21,507)	$(17,627)	22.0%
Amortization of deferred policy acquisition costs	$2,364	$1,852	27.6%	$5,556	$4,001	38.9%
Interest expense and other operating expenses	$6,584	$6,674	(1.3)%	$13,123	$13,276	(1.2)%
Net income	$62,369	$56,097	11.2%	$117,905	$105,482	11.8%
Preferred stock dividends	(4,542)	(4,250)	6.9%	(9,087)	(8,501)	6.9%

Net income available to common shareholders	$57,827	$51,847	11.5%	$108,818	$96,981	12.2%
TPG’s ownership interest in common equity	42.0%	42.0%	—	42.0%	42.0%	—

TPG’s proportionate share of net income available to common stockholders	$24,280	$21,769	11.5%	$45,689	$40,719	12.2%
TPG’s proportionate share of management fees and other	549	433	26.8%	1,105	1,108	(0.3)%

Equity in earnings from FGIC	$24,829	$22,202	11.8%	$46,794	$41,827	11.9%

Premiums written and earned – Net premiums written and earned increased in the second quarter and first half of 2006 compared to the corresponding periods of 2005 primarily due to growth in FGIC’s U.S. Structured Finance and International Finance operations, offset by a decrease in premiums earned on refundings. FGIC recorded premiums earned on refundings of $15.5 million in the second quarter of 2006 and $22.8 million in the first half of 2006 compared to $20.4 million and $36.0 million for the corresponding periods in 2005. A refunding occurs when an insured obligation is repaid or legally defeased prior to the stated maturity. When an obligation insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time.

Net investment income – Net investment income increased in the second quarter and first half of 2006 from the corresponding periods in 2005 primarily due to the growth of the investment portfolio as a result of strong cash flows from FGIC’s premiums. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of double-A. As of June 30, 2006, the book yield of FGIC’s investment portfolio was 3.85% compared to 3.54% as of June 30, 2005.

Losses and LAE – Losses and LAE generated benefits of $0.3 million and $2.2 million for the second quarter and first half of 2006, respectively. The net decrease in loss reserves of $6.5 million was due primarily to the release of a watch list credit and claims paid on a case reserve.

Underwriting expenses – Underwriting expenses increased by approximately 37% in the second quarter of 2006 and by 28% in the first half of 2006 compared to the corresponding periods in 2005 due to growth in headcount as FGIC expands its business. In addition, these increases reflected FGIC’s adoption of SFAS No. 123R, which resulted in FGIC recording $1.6 million and $2.9 million in compensation expense related to employee stock options for the second quarter and first half of 2006, respectively.

Deferred policy acquisition costs – The deferred policy acquisition cost (“DAC”) asset was $79.9 million as of June 30, 2006 compared to $47.5 million as of June 30, 2005. As a result of purchase accounting, the DAC asset prior to the December 2003 acquisition was written off. Therefore, the net increase resulted from new business. The amortization of deferred policy acquisition costs increased in the second quarter and first half of 2006 to $2.4 million and $5.6 million from $1.9 million and $4.0 million in the corresponding periods in 2005 due to an increase in the DAC asset since the acquisition.

Other

The results of our Other segment include income and related operating expenses of MSC; net investment income, interest expense and corporate overhead of The PMI Group. Our Other segment results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Net investment income	$6.3	$4.1	53.7%	$12.7	$8.6	47.7%
Other income	$3.7	$5.4	(31.5)%	$7.5	$11.0	(31.8)%
Other operating expenses	$19.4	$18.6	4.3%	$42.3	$33.7	25.5%
Interest expense	$8.1	$8.5	(4.7)%	$16.2	$18.0	(10.0)%
Net loss	$(12.1)	$(11.9)	1.7%	$(26.5)	$(21.1)	25.6%

The changes in our Other segment’s net loss in the second quarter and first half of 2006 compared to the corresponding periods of 2005 were due primarily to higher other operating expenses and reduced fee income from contract underwriting, partially offset by higher investment income.

Net investment income – The increases in net investment income in the second quarter and first half of 2006 compared to the corresponding periods in 2005 were due primarily to an increase in the size of the investment portfolio, including cash and cash equivalents at The PMI Group in 2006.

Other income – Other income, which primarily includes contract underwriting revenue, decreased in the second quarter and first half of 2006 compared to the corresponding periods in 2005 as a result of a decline in contract underwriting activity. In the first six months of 2005, other income included $0.9 million of equity earnings related to our investment in SPS.

Other operating expenses – Other operating expenses increased in the second quarter and first half of 2006 compared to the corresponding periods in 2005 primarily due to $2.6 million (pre-tax) and $7.6 million (pre-tax), respectively, in additional compensation expenses related to our adoption of SFAS No. 123R. SFAS No. 123R requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method, and the recording of such expense in our consolidated statements of operations. We were required to adopt SFAS No. 123R in the first quarter of fiscal year 2006. The increases in other operating expenses in the second quarter and first half of 2006 were also due to higher compensation expenses allocated to our Other segment. This allocation increase relates to a 2006 refinement in our allocation of operating expenses between our business segments. As a result of an expected lump-sum distribution from our Supplemental Employee Retirement Plan in an amount sufficient to trigger settlement accounting under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we expect to revalue our pension-related liabilities in the fourth quarter of 2006. In connection with this revaluation, we expect to incur an expense of approximately $6 million to $7 million pre-tax in that quarter.

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

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its capital instruments, payments of dividends to shareholders, repurchases of its common shares, purchases of investments and capital investments in and for its subsidiaries.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $409.4 million at June 30, 2006, compared to $570.1 million at December 31, 2005. During the first six months of 2006, we repurchased $150 million of our common shares completing the common share repurchase program authorized by our Board of Directors in February 2006. In July 2006, our Board of Directors authorized an additional common share repurchase program of up to $400 million. The $400 million share repurchase authorization is designed principally to address the additional common shares that will be issued in November 2006 in connection with our 5.875% equity units, described in “Debt and Equity Financing” below. It is our present intention to maintain between $100 million to $150 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations as needed.

In the second quarter of 2006, The PMI Group provided approximately $17 million of capital to PMI Asia. In connection with the restructuring of our Hong Kong operations, PMI Asia assumed our Hong Kong branch’s reinsurance.

U.S. Mortgage Insurance Operations’ Liquidity – The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. We believe that U.S. Mortgage Insurance Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. During the second quarter of 2006, CMG paid a dividend of approximately $35 million to its two stockholders, of which $17.5 million was paid to PMI.

International Operations’ Liquidity – The principal uses of International Operations’ liquidity are the payment of operating expenses, claim payments, profit commission obligations, taxes, and growth of its investment portfolio. We believe that International Operations’ operating liquidity needs can be funded exclusively from its operating cash flows. The principal sources of International Operations’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

We have a $175 million revolving credit facility that can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $200 million at our request subject to approval by the lenders. The revolving credit facility contains certain financial covenants and restrictions, including a debt-to-capital ratio threshold and a risk-to-capital ratio threshold of 23 to 1. The PMI Group was in compliance with all debt covenants for the quarter ended June 30, 2006. A $1.2 million letter of credit is outstanding under the revolving credit facility as of June 30, 2006.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On June 7, 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million. We expect PMI to pay this dividend to The PMI Group in August 2006.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC. FGIC’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between The PMI Group and other investors in FGIC Corporation, and covenants included in its 6.0% senior notes.

Consolidated Contractual Obligations

Our contractual obligations include reserve for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology and building improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $5.6 million of additional equity in certain limited partnership investments.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Fixed income securities	$38,264	$39,951	$75,966	$79,143
Equity securities	3,494	2,400	5,968	4,707
Short-term investments	7,957	4,133	15,369	7,106

Investment income before expenses	49,715	46,484	97,303	90,956
Investment expenses	(700)	(737)	(1,421)	(1,419)

Net investment income	$49,015	$45,747	$95,882	$89,537

Net investment income increased in the second quarter and first half of 2006 compared to the corresponding periods in 2005 primarily due to growth in our investment portfolio and increased book yields in Australia. As of June 30, 2006, our consolidated pre-tax book yield was 5.29% compared to 5.00% as of June 30, 2005. This increase was driven primarily by interest rate increases in Australia, which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of June 30, 2006 and 2005. Amounts shown under “Other” include the investment portfolio of The PMI Group:

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
June 30, 2006
Fixed income securities:	$1,666,359	$1,000,337	$153,811	$2,820,507
Equity securities:
Common stocks	113,698	29,408	—	143,106
Preferred stocks	180,884	—	—	180,884

Total equity securities	294,582	29,408	—	323,990
Short-term investments	795	41,478	117,295	159,568

Total investments	$1,961,736	$1,071,223	$271,106	$3,304,065

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2005
Fixed income securities:	$1,706,266	$919,824	$187,505	$2,813,595
Equity securities:
Common stocks	114,042	27,771	—	141,813
Preferred stocks	96,588	—	—	96,588

Total equity securities	210,630	27,771	—	238,401
Short-term investments	912	24,590	116,822	142,324

Total investments	$1,917,808	$972,185	$304,327	$3,194,320

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At June 30, 2006, the fair value of these securities in our consolidated investment portfolio increased to $3.3 billion from $3.2 billion at December 31, 2005. The increase was due primarily to positive cash flows from consolidated operations, partially offset by decreases in foreign currency translation rates and a decrease in unrealized gains in our investment portfolio.

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

Debt and Equity Financing

As of June 30, 2006, our consolidated shareholders’ equity was $3.3 billion. The carrying value of our long-term debt outstanding issued by The PMI Group, Inc., as of June 30 was as follows:

	As of June 30,
	2006	2005
	(In thousands)
2.50% Senior Convertible Debentures, due July 15, 2021	$359,986	$359,986
3.00% Senior Notes, due November 15, 2008	345,000	345,000
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total long-term debt	$819,529	$819,529

The 3.00% Senior Notes described above relate to our issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of The PMI Group’s common stock for an aggregate purchase price of $345.0 million. The senior notes are scheduled to be remarketed in August 2006. Assuming that the remarketing is successful, a significant portion of the proceeds from the remarketing will be applied to satisfy the equity unit holders’ obligations under the purchase contracts to purchase between 7,300,200 and 9,050,040 shares of common shares, depending on the market price of our common stock, under the purchase contracts and we will receive approximately $345 million in the fourth quarter of 2006. As discussed above, in July 2006, our Board of Directors authorized an additional $400 million common share repurchase program designed to principally address this additional common share issuance. If the senior notes are not successfully remarketed, the holders of the senior notes will have a right to put the senior notes to us on November 15, 2006, the purchase contract settlement date. Contract adjustment payments are made on the stated value of the equity units at a rate of 2.875% per annum. In the remarketing, we intend to submit an order to purchase up to $300 million aggregate principal amount of the senior notes. If our order is accepted, we will retire all of the senior notes we purchase.

The terms of the 2.50% Senior Convertible Debentures due July 15, 2021 provide that the holders of the debentures may require The PMI Group to repurchase outstanding debentures on July 15, 2008, 2011 and 2016 at a purchase price equal to the principal amount of the debentures to be repurchased plus accrued and unpaid interest. Instead of paying the purchase price in cash, we may pay all or a portion of the purchase price in common stock, valued at 97.5% of the average sale price of the common shares over a specified period, provided that the shares of common shares to be issued are registered under the Securities Act, if required. In addition, holders had the right to require The PMI Group to repurchase outstanding debentures as of July 15, 2006. During July 2006, $77 thousand aggregate principal amount of debentures was put to The PMI Group. We have the option to redeem some or all of the debentures on or after July 15, 2006 for a price equal to the principal amount of the debentures plus any accrued and unpaid interest. In addition, the debentures may be converted into common shares at the debenture holder’s option, prior to stated maturity, if specified requirements are met.

Holders of the debentures have the right to convert all or a portion of the debentures during the five business day period following any ten consecutive trading day period during which the average price of the trading prices of the debentures for that ten day period is less than 105% of the average of the conversion values of the debentures during the same period. This condition is referred to as the “Trading Price Condition.” On June 28, 2006 and continuing through July 26, 2006, the Trading Price Condition was satisfied. Accordingly, holders of the debentures, subject to the terms and conditions set forth in the debentures and the indenture relating to the debentures, had the option to convert all or a portion of their debentures into shares of common stock during the period commencing on June 29, 2006 and continuing through August 2, 2006. During this period, an aggregate of $17 thousand principal amount of debentures were converted into common stock as a result of the Trading Price Condition being met.

On July 3, 2006, we filed a registration statement with the Securities and Exchange Commission relating to an offer to exchange, upon the terms and subject to the conditions set forth in the prospectus relating to the exchange offer and the accompanying letter of transmittal, a new series of our 2.50% senior convertible debentures due 2021, referred to as the new debentures, and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of our existing 2.50% senior convertible debentures due 2021. The purpose of the exchange offer is to change certain terms of the existing debentures, including the addition of a net share settlement feature. This feature allows us to satisfy a portion of our obligation due upon conversion in cash, thereby reducing the dilution associated with the conversion of the new debentures. This feature also limits the dilutive impact of the new debentures on our diluted earnings per share. We commenced the exchange offer on July 18, 2006. The expiration date of the exchange offer is August 16, 2006, unless extended.

We currently expect that we will redeem the new debentures and any existing debentures that remain outstanding following the exchange offer in the second half of 2006. In the event we choose to redeem or are required to repurchase some or all of the existing debentures or the new debentures, it may be necessary for us to access the capital markets to fund such redemption or repurchase. Any decision to redeem the new debentures and the existing debentures, and the timing of any such redemption, will depend on a variety of factors, including the trading price of our common stock, the state of the capital markets, our liquidity position, and other opportunities to deploy capital resources.

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

Capital Support Obligations

PMI has entered into various capital support agreements with its Australian and European subsidiaries that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. With respect to the Australian and European subsidiaries, The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On June 30, 2006, CMG’s risk-to-capital ratio was 13.1 to 1 compared to 12.2 to 1 as of December 31, 2005.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows provided by our insurance subsidiaries, investment income derived from our investment portfolios and debt and equity financings by The PMI Group as described above. It is one of the goals of our cash management policy to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short-term and medium-term obligations.

Consolidated cash flows provided by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $207.3 million in the first six months of 2006 compared to $161.8 million in the first six months of 2005. Cash flows from operations increased due to increases in premiums received and investment income and declines in claims paid. The increase was partially offset by increases in other underwriting expenses.

Consolidated cash flows used in and provided by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $157.5 million in cash flows used in the first six months of 2006 compared to $117.7 million in cash flows provided by the first six months of 2005. The difference was due primarily to our increased purchases of fixed-income and equity securities during the first half of 2006 compared to the corresponding period in 2005.

Consolidated cash flows provided by financing activities, including purchases of common stock, proceeds from issuance of long-term debt and equity, repayment of long-term debt and dividends paid to shareholders was $124.0 million in cash flows used in the first six months of 2006 compared to $98.2 million in cash flows used in the first six months of 2005. The difference was due primarily to $150 million of repurchases of common shares in the first half of 2006 and the proceeds from the issuance of treasury stock, primarily from the exercise of stock options in the first quarter of 2006.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimates with respect to our consolidated loss and LAE reserves was approximately the midpoints of the actuarially determined ranges at June 30, 2006 and December 31, 2005.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of June 30, 2006 and December 31, 2005 on a segment and consolidated basis:

	As of June 30, 2006			As of December 31, 2005
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$313.5	$403.8	$355.8	$302.5	$391.5	$345.5
International Operations *	17.7	48.9	28.8	15.9	36.0	23.3

Consolidated loss and LAE reserves	$331.2	$452.7	$384.6	$318.4	$427.5	$368.8

*	International Operations includes reserves for losses and LAE for PMI Australia, PMI Europe and, in 2006, PMI Asia. As of June 30, 2006, we had not established a range of loss reserves for PMI Asia; rather, we have included the recorded reserve of $0.8 million in both the low and high range.

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at June 30, 2006 and December 31, 2005 at the approximate midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Our increase to the reserve balance for the first half of 2006 was primarily due to higher expected primary claim rates and claim sizes on pending delinquencies, partially offset by a decrease in primary loans in default. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2006 and 2005:

	2006	2005
	(In millions)
Balance at January 1,	$345.5	$338.6
Reinsurance recoverables	(2.5)	(2.4)

Net balance at January 1,	343.0	336.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	123.4	119.6
Prior years	(0.1)	9.0

Total incurred	123.3	128.6
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(1.9)	(0.9)
Prior years	(111.1)	(127.7)

Total payments	(113.0)	(128.6)

Net balance at June 30,	353.3	336.2
Reinsurance recoverables	2.5	2.4

Balance at June 30,	$355.8	$338.6

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $113.0 million and $128.6 million for the six months ended June 30, 2006 and 2005, respectively, reflect actual amounts paid during the period presented and are not subject to estimation. Total incurred, net of changes to prior years, of $123.3 million and $128.6 million for the six months ended June 30, 2006 and 2005 is management’s best estimate of ultimate losses and LAE and, therefore, are subject to change. These estimation changes are principally reflected within the total losses and LAE incurred line item which reflects a decrease to incurred related to prior periods of $0.1 million for the six months ended June 30, 2006 and increases to incurred related to prior years of $9.0 million for the prior period for the six months ended June 30, 2005, respectively. The table below breaks down the six months ended June 30, 2006 and 2005 increase and reduction in reserves by particular accident years:

					Change in Incurred
	Losses and LAE Incurred				2006 vs. 2005	2005 vs. 2004
Accident Year	June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
	(In millions)
1999 and Prior	$—	$—	$—	$—	$(0.1)	$0.1
2000	102.6	102.6	102.4	102.4	—	—
2001	185.2	184.8	184.1	184.1	0.4	—
2002	221.4	220.2	217.5	213.4	1.2	4.1
2003	219.5	217.6	214.8	204.4	1.9	10.4
2004	228.5	224.7	233.5	239.1	3.8	(5.6)
2005	239.7	247.0	119.6	—	(7.3)	—
2006	123.4	—	—	—	—	—

Total					$(0.1)	$9.0

The $0.1 million decrease and the $9.0 million increase in losses and LAE incurred related to the six months ended June 30, 2006 and 2005, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2006	December 31, 2005
	(In thousands)
Primary insurance	$318,878	$307,065
Pool insurance	36,954	38,470

Total reserves for losses and LAE	$355,832	$345,535

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or (“IBNR”), and the cost to settle claims, or LAE:

	June 30, 2006	December 31, 2005
	(In thousands)
Loans in default	$299,234	$287,691
Incurred but not reported	43,060	44,665
Cost to settle claims (LAE)	13,538	13,179

Total reserves for losses and LAE	$355,832	$345,535

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the June 30, 2006 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $18 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2006, the effect on pre-tax income would be approximately $2 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of the June 30, 2006, the effect on pre-tax income would be approximately $1 million.

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

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. Our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE at June 30, 2006 from $10.4 million to $14.1 million. As of June 30, 2006, PMI Australia’s recorded reserves for losses and LAE were $12.0 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above and the work performed by our actuaries. Our estimate of $12.0 million represents an increase of $3.5 million from PMI Australia’s reserve balance of $8.5 million at December 31, 2005. This increase was due to, among other factors, an increase in PMI Australia’s default inventory in the second quarter of 2006 and increases in expected average claim sizes claim rates.

Our actuaries calculated a range for PMI Europe’s loss reserves at June 30, 2006 of $6.5 million to $34.0 million. The primary drivers of this loss reserve range are the portfolio acquired from R&SA, for which we have limited claim and delinquency history, and our German first loss credit default swap transactions. PMI Europe’s recorded loss reserves at June 30, 2006 were $16.0 million, which represented management’s best estimate and an increase of $1.2 million from December 31, 2005. The increase to PMI Europe’s reserves in the first half of 2006 was primarily due to an increase in the value of the Euro exchange rate relative to the U.S. dollar. PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information.

PMI Asia’s loss reserves at June 30, 2006 were $0.8 million. Due to the recent formation of PMI Asia and size of the loss reserves, loss reserve ranges were not calculated by our actuaries.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	June 30, 2006	December 31, 2005
	(In thousands)
Loans in default	$22,960	$16,816
Incurred but not reported	5,041	4,578
Cost to settle claims (LAE)	773	1,908

Total loss and LAE reserves	$28,774	$23,302

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2006 and 2005:

	2006	2005
	(In millions)
Balance at January 1,	$23.3	$26.2
Reinsurance recoverables	(0.8)	(1.0)

Net balance at January 1,	22.5	25.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	10.3	7.9
Prior years	(0.8)	(4.8)

Total incurred	9.5	3.1
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.1)	—
Prior years	(5.1)	(1.4)

Total payments	(5.2)	(1.4)
Foreign currency translation effect	1.1	(2.0)

Net balance at June 30,	27.9	24.9
Reinsurance recoverables	0.9	0.9

Balance at June 30,	$28.8	$25.8

The reductions in losses and LAE incurred relating to prior years of $0.8 million and $4.8 million in the first half of 2006 and 2005, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last two years.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of June 30, 2006:
Fixed income securities:
Municipal bonds	$268,268	$(4,771)	$—	$—	$268,268	$(4,771)
Foreign governments	412,313	(4,098)	631	(7)	412,944	(4,105)
Corporate bonds	301,695	(4,542)	72,187	(2,966)	373,882	(7,508)
U.S. government and agencies	1,086	(10)	250	(12)	1,336	(22)

Total fixed income securities	983,362	(13,421)	73,068	(2,985)	1,056,430	(16,406)
Equity securities:
Common stocks	17,417	(1,426)	349	(44)	17,766	(1,470)
Preferred stocks	43,466	(2,209)	6,725	(652)	50,191	(2,861)

Total equity securities	60,883	(3,635)	7,074	(696)	67,957	(4,331)
Short-term investments	—	—	96,085	(3,915)	96,085	(3,915)

Total	$1,044,245	$(17,056)	$176,227	$(7,596)	$1,220,472	$(24,652)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2005 and the first quarter of 2006 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold until such investments recover in value or mature. The remaining unrealized losses did not meet the criteria established in our policy for determining other-than-temporary impairment, and as such, were not considered impaired. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $0.2 million in the first half of 2006 and 2005.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 19.4% and 17.7% of gross premiums written in the first half of 2006 and 2005, respectively, and come predominantly from PMI

Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

Derivatives

During the second quarter of 2006, we entered into two transactions that were designated as cash flow hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to hedge interest rate risk on the forecasted payment of interest resulting from the anticipated issuance of fixed rate debt obligations in the third quarter of 2006. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk. For cash flow hedges of this type, changes in fair value are included in other comprehensive income. At each reporting date, the Company evaluates whether the hedged instruments are highly effective in offsetting the hedged risks. As of June 30, 2006, we determined that these instruments were highly effective. As of June 30, 2006, the fair value of these derivatives were $5.5 million.

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

As of June 30, 2006, our consolidated investment portfolio was $3.3 billion. The fair value of investments in our consolidated investment portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2006, 85.4% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government and agency bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of June 30, 2006:

Estimated Increase (Decrease) in Fair Value
(In thousands)
300 basis point decline	$336,733
200 basis point decline	$251,757
100 basis point decline	$143,053
100 basis point rise	$(152,061)
200 basis point rise	$(342,392)
300 basis point rise	$(514,335)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio including cash and cash equivalents was 4.7 at June 30, 2006, and we would not expect to recognize any adverse impact to our consolidated net income, financial condition, or cash flows based on the above projections.

As of June 30, 2006, $872.3 million, excluding cash and cash equivalents of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The spot rate value of the Australian dollar strengthened slightly relative to the U.S. dollar to 0.7423 U.S. dollars at June 30, 2006 compared to 0.7328 at December 31, 2005. As of June 30, 2006, $186.6 million, excluding cash and cash equivalents of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The spot rate value of the Euro strengthened relative to the U.S. dollar to 1.2790 U.S. dollars at June 30, 2006 compared to 1.1849 at December 31, 2005. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

In the second quarter of 2006, the Company entered into two treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated issuance of fixed rate debt obligations in the third quarter of 2006. The treasury lock agreements, which have a combined notional amount of $400 million, fix a portion of the future interest cost for 10-year and 30-year bonds. The treasury lock agreements are designated as cash flow hedges. For a 25 and 50 basis point rise in interest rates, the fair value of these agreements will increase by approximately $9 million and $18 million, respectively. If interest rates were to decline 25 and 50 basis points, the fair value of these agreements will decrease by approximately $10 million and $21 million, respectively. Cash flows that arise from the settlement of these treasury locks are expected to be offset by any premium or discount received or paid on the expected debt issuance. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of debt issuance, will be amortized to interest expense over the life of the respective debt issuance.

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

On February 17, 2006, The PMI Group, Inc. Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. The shares set forth below were purchased under this program.

On July 21, 2006, our Board of Directors authorized a common shares repurchase program of up to $400 million. This share repurchase authorization is designed principally to address the additional common shares we are required to issue on November 15, 2006 pursuant to the purchase contracts in our 5.875% Hybrid Income Term Security Units. The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End(2)
04/01/06 – 04/30/06	—	N/A	—	$146,533,407
05/01/06 – 05/31/06	1,688,538	$45.51	1,688,538	$69,686,415
06/01/06 – 06/30/06	1,532,853	$45.46	1,532,853	—

Total	3,221,391	$45.49	3,221,391	—

(1)	Includes commissions of $0.02 per common share.

(2)	The PMI Group’s common share repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At The PMI Group’s Annual Meeting of Stockholders on May 18, 2006, the following individuals were elected to the Board of Directors, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Withheld
Mariann Byerwalter	82,349,711	210,738
Dr. James C. Castle	82,427,064	133,385
Carmine Guerro	82,493,160	67,289
W. Roger Haughton	81,533,807	1,026,642
Wayne E. Hedien	81,670,718	889,731
Louis G. Lower II	82,494,934	65,515
Raymond L. Ocampo Jr.	82,215,148	345,301
John D. Roach	82,350,198	210,251
Dr. Kenneth T. Rosen	81,598,797	961,652
Steven L. Scheid	82,465,298	95,151
L. Stephen Smith	81,666,192	894,257
José H. Villarreal	82,491,626	68,823
Mary Lee Widener	81,667,522	892,927
Ronald H. Zech	82,494,401	66,048

There were no broker non-votes.

The following proposals were ratified or approved at the Company’s Annual Meeting, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2006	82,390,461	159,385	10,602	0
Approval of an amendment to the Employee Stock Purchase Plan	72,669,227	1,768,232	45,488	8,077,502

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 7, 2006	/S/ DONALD P. LOFE, JR.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Officer and Principal Financial Officer)

August 7, 2006	/S/ THOMAS H. JETER
Thomas H. Jeter Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd. and Subsidiaries Consolidated Financial Statements for the quarters and six months ended June 30, 2006 and 2005