Form 10-Q
period 2006-09-30
PMI GROUP INC
filed 2006-11-07
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 31, 2006	79,427,933

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$214,903	$205,050	$634,787	$611,025
Net investment income	49,680	44,427	145,561	133,964
Equity in earnings from unconsolidated subsidiaries	31,491	18,520	91,404	72,014
Net realized investment gains	726	(327)	1,621	1,897
Other income	4,120	3,939	14,843	15,725

Total revenues	300,920	271,609	888,216	834,625

LOSSES AND EXPENSES
Losses and loss adjustment expenses	79,603	61,302	212,403	193,019
Amortization of deferred policy acquisition costs	16,701	17,747	51,482	57,000
Other underwriting and operating expenses	56,307	54,515	169,699	154,575
Net costs to exchange and extinguish long-term debt	875	—	875	—
Litigation settlement charge reversal	(999)	—	(999)	—
Interest expense	9,486	8,458	25,732	26,483

Total losses and expenses	161,973	142,022	459,192	431,077

Income before income taxes	138,947	129,587	429,024	403,548
Income taxes	34,709	33,876	109,823	102,094

NET INCOME	$104,238	$95,711	$319,201	$301,454

PER SHARE DATA
Basic:
Basic net income	$1.22	$1.05	$3.65	$3.26

Diluted:
Diluted net income	$1.16	$0.97	$3.38	$3.00

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale at fair value:
Fixed income securities	$2,826,945	$2,813,595
Equity securities:
Common	149,410	141,813
Preferred	239,919	96,588
Short-term investments	139,981	142,324

Total investments	3,356,255	3,194,320
Cash and cash equivalents	693,250	595,112
Investments in unconsolidated subsidiaries	1,062,897	984,925
Related party receivables	614	2,864
Accrued investment income	45,445	43,707
Premiums receivable	54,746	56,810
Reinsurance receivables and prepaid premiums	17,715	27,060
Reinsurance recoverables	3,656	3,278
Deferred policy acquisition costs	82,630	86,170
Property, equipment and software, net of accumulated depreciation and amortization	177,538	186,929
Other assets	89,838	72,961

Total assets	$5,584,584	$5,254,136

LIABILITIES
Reserve for losses and loss adjustment expenses	$394,210	$368,841
Unearned premiums	489,838	490,899
Bridge loan	345,000	—
Long-term debt	919,435	819,529
Reinsurance payables	40,524	54,409
Deferred income taxes	123,412	101,837
Other liabilities and accrued expenses	164,013	187,831

Total liabilities	2,476,432	2,023,346

Commitments and contingencies (Notes 7 and 8)
SHAREHOLDERS’ EQUITY
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value; 250,000,000 shares authorized; 111,337,878 and 111,336,954 shares issued; 79,421,078 and 88,713,377 shares outstanding	1,114	1,114
Additional paid-in capital	498,398	466,474
Treasury stock, at cost (31,916,800 and 22,623,577 shares)	(1,126,158)	(652,957)
Retained earnings	3,513,467	3,207,737
Accumulated other comprehensive income, net of deferred taxes	221,331	208,422

Total shareholders' equity	3,108,152	3,230,790

Total liabilities and shareholders’ equity	$5,584,584	$5,254,136

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$319,201	$301,454
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(91,404)	(72,014)
Net realized investment gains	(1,621)	(1,897)
Depreciation and amortization	24,134	19,589
Deferred income taxes	21,575	3,156
Compensation expense related to stock options and employee stock purchase plan	9,920	—
Excess tax benefits on the exercise of employee stock options	(5,257)	—
Policy acquisition costs incurred and deferred	(47,942)	(51,611)
Amortization of deferred policy acquisition costs	51,482	57,000
Net cost to exchange and extinguish long-term debt	875	—
Changes in:
Accrued investment income	(1,738)	354
Premiums receivable	2,064	3,218
Reinsurance receivables, net of reinsurance payables	(4,540)	11,334
Reinsurance recoverables	(378)	(93)
Reserve for losses and loss adjustment expenses	25,369	1,488
Unearned premiums	(1,061)	(22,391)
Income taxes payable	20,829	(1,063)
Other	(60,207)	13,902

Net cash provided by operating activities	261,301	262,426

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	487,887	389,560
Proceeds from sales of equity securities	49,186	70,696
Proceeds from sale of unconsolidated subsidiary	11,227	—
Investment purchases:
Fixed income securities	(520,464)	(289,751)
Equity securities	(186,369)	(67,085)
Net change in short-term investments	2,796	(4,975)
Distributions from unconsolidated subsidiaries, net of capital contributions	18,339	229
Net change in related party receivables	2,250	11,367
Capital expenditures and capitalized software, net of dispositions	(14,427)	(27,948)

Net cash (used in) provided by investing activities	(149,575)	82,093

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of bridge loan	345,000	—
Issuance of long term debt, net of issuance costs	388,041	—
Net repurchase of senior notes	(299,280)	—
Purchase of treasury stock	(495,000)	(205,491)
Excess tax benefits from exercise of employee stock options	5,257	—
Proceeds from issuance of treasury stock	35,241	21,455
Dividends paid to shareholders	(13,471)	(13,084)

Net cash used in financing activities	(34,212)	(197,120)

Foreign currency translation adjustment	20,624	(30,795)

Net increase in cash and cash equivalents	98,138	116,604
Cash and cash equivalents at beginning of period	595,112	328,037

Cash and cash equivalents at end of period	$693,250	$444,641

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$26,466	$25,443
Income taxes paid, net of refunds	$74,976	$49,016

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation, and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”); PMI Mortgage Insurance Ltd, the Australian mortgage insurance company, and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively, “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Company Limited, the Irish insurance companies (collectively, “PMI Europe”); PMI Mortgage Insurance Asia Ltd. (“PMI Asia”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”). The Company has received cash payments of $2.8 million and $11.3 million during the third quarter and the first nine months of 2006, respectively, from a residual interest in SPS mortgage servicing assets. As of September 30, 2006, the carrying value of this residual interest was $5.2 million.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2005.

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

Investments in Unconsolidated Subsidiaries – Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. Investments in equity investees with ownership interests of 20%-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG on a current month basis, and RAM Re and the Company’s interests in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

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

As of September 30, 2006, income before taxes as described in item (iii) above of FGIC exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC is included in Note 13, Condensed Financial Statements of FGIC. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Derivatives – During the second quarter of 2006, the Company entered into two transactions that were designated as cash flow hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to hedge interest rate risk on the forecasted payment of interest resulting from the issuance of fixed rate debt obligations in the third quarter of 2006. When designating a derivative as an accounting hedge, the Company formally documents the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk. For cash flow hedges of this type, changes in fair value are included in other comprehensive income. Upon issuance of the fixed rate debt, the fair value of the cash flow hedges was settled for $9.0 million and will be amortized into interest expense over the terms of the new senior debt that was issued. As of September 30, 2006, the unamortized balance in other comprehensive income related to these fair value hedges was approximately $9.0 million (pre-tax).

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

Property, Equipment and Software – Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $148.5 million and $134.7 million as of September 30, 2006 and December 31, 2005, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal-use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $12.0 million and $25.7 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Accelerated Stock Buyback Program - In August 2006, The PMI Group entered into an accelerated stock buyback program with a major financial institution pursuant to which The PMI Group agreed to purchase shares of the Company’s common stock from the financial institution for an aggregate purchase price of $345 million. Until conclusion of the program in April 2007 (which may in certain circumstances be accelerated or extended), the total number of common shares to be purchased cannot be determined. The number of common shares to be repurchased under the program generally will be based on the volume weighted average share price of the Company’s common stock during the term of the program. The program is subject to collar provisions that establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period (the “Hedge Period”), which concluded at the end of September 2006. With the conclusion of the Hedge Period, the minimum number of common shares to be repurchased has been set at 7.2 million and the maximum number of shares to be repurchased has been set at 8.2 million. As of the end of the Hedge Period, the financial institution has delivered to the Company the 7.2 million minimum number of shares. The final number of shares that the Company will receive depends on the share price of the Company’s common stock during the remaining term of the program. The PMI Group borrowed $345 million in the form of a bridge loan to finance the aggregate purchase price related to the accelerated stock buyback program. The Company expects to repay the bridge loan by November 16, 2006.

Revenue Recognition – Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 70.3% and 71.6% of gross premiums written from the Company’s mortgage insurance operations in the three and nine months ended September 30, 2006 respectively, and 73.3% and 74.5% in the three and nine months ended September 30, 2005, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to 15 years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to the estimates are reflected in each Book Year as appropriate.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 25.0% and 25.6% for the three and nine months ended September 30, 2006, respectively, compared to the federal statutory rate of 35.0% due to equity in earnings from FGIC and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The Company’s effective tax rate for the nine months ended September 30, 2006 was adversely affected by a U.S. tax charge of $1.1 million that resulted from the transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia in the second quarter of 2006. The Company records a federal tax expense relating to its proportionate share of net income available to FGIC’s common shareholders at a rate of 7% based on its assessment that it will ultimately receive those earnings in the form of dividends from FGIC.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. Gains and losses on foreign currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and Euro, respectively. Effective July 1, 2006, the functional currency of PMI Asia is the Hong Kong dollar.

Comprehensive Income – Comprehensive income includes net income, change in foreign currency translation gains or losses, changes in unrealized gains and losses on available for sale investments and unrealized gains and losses on derivatives designated as cash flow hedges and the reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects. For the purposes of interim reporting, the Company reports the components of comprehensive income in the notes to its consolidated financial statements.

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

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average of the common shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common shareholders, which in the current period includes consideration of stock-based compensation required by SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), adjusted for the effects of dilutive securities and the weighted-average of dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if outstanding securities were converted into common shares or if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised.

In July 2006, the Company commenced an exchange offer pursuant to which we offered to exchange a new series of its 2.50% senior convertible debentures due 2021 (the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of its existing 2.50% senior convertible debentures due 2021 (the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature allows the Company to satisfy a portion of its obligation due upon conversion of the debentures in cash, thereby reducing the dilution associated with the conversion of the new debentures. This feature also limits the dilutive impact of the new debentures on the Company’s diluted earnings per share. Following completion of the exchange offer in August 2006, the Company had approximately $341 million in principal amount of its new debentures outstanding and approximately $18 million in principal amount of its old debentures outstanding. In September 2006, the Company delivered a notice of redemption to the holders of the old debentures and the new debentures.

EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. Prior to completion of the exchange offer described above, the Company’s approximately $360 million in principal amount of its 2.50% Senior Convertible Debentures were considered CoCos under EITF No. 04-8. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and additional common shares were added to diluted shares outstanding for three months ended and nine months ended 2006 and 2005, respectively. These dilutive components were added to consolidated net income and diluted shares outstanding for the three months and nine months ended September 30, 2006 weighted for the effect of the exchange offer. Due to the addition of the net share settlement feature discussed above, the dilutive effect of the CoCos for the purpose of calculating diluted EPS was reduced from 8.2 million common shares for the three months and nine months ended September 30, 2005 to 4.5 million and 6.9 million for the corresponding periods in 2006, respectively.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$104,238	$95,711	$319,201	$301,454
Interest expense, net of taxes	799	1,912	3,513	5,736

Net income adjusted for diluted EPS calculation	$105,037	$97,623	$322,714	$307,190

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Shares in thousands)
Weighted-average shares for basic EPS	85,319	91,019	87,557	92,577
Weighted-average of stock options and other dilutive components	1,029	1,835	1,125	1,777
Weighted-average dilutive components of CoCos	4,453	8,153	6,906	8,153

Weighted-average shares for diluted EPS	90,801	101,007	95,588	102,507

Dividends per share declared and accrued to common shareholders	$0.0525	$0.0525	$0.1575	$0.1425

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, Accounting for Stock-Based Compensation, (“SFAS No. 148”) and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As share-based compensation expense recognized in the consolidated statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for the periods prior to 2006, forfeitures were accounted for as they occurred. See Note 3. New Accounting Standards and Note 9. Stock-Based Compensation for further discussion of SFAS No. 123R.

On May 19, 2005, the Company approved the acceleration of the vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to all officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2005 and 2004 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested. However, the Company has prohibited executive officers from selling any shares acquired upon exercise of the accelerated options prior to the date when such options would have vested pursuant to the terms of the original awards. The accelerated stock options represented approximately 32% of the Company’s total outstanding stock options at the time of acceleration.

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

NOTE 3. NEW ACCOUNTING STANDARDS

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans (“SFAS No. 158”), an amendment of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company currently estimates that the underfunded status of its defined benefit plan to be between $27 million to $33 million (pre-tax), resulting in a $7 million to $9 million (after tax) decrease in other comprehensive income.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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

On January 1, 2006, the Company adopted SFAS No. 123R which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonable estimable. Prior to the Company’s adoption of SFAS No. 123R, the Company followed the intrinsic value method prescribed in APB No. 25, and its related interpretations, as permitted by SFAS No. 123. Accordingly, no share-based employee compensation cost was recognized in the consolidated statement of operations for the period ended September 30, 2005. The Company elected to adopt the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. As a result of the Company’s adoption of SFAS No. 123R, the Company’s other underwriting expenses in its Other segment were $2.4 million (pre-tax) higher for the third quarter and $9.9 million (pre-tax) higher for the first nine months of 2006 and net income was $1.9 million lower for the third quarter and $7.6 million lower for the first nine months of 2006 than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.02 lower, and basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.09 and $0.08 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments – The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of September 30, 2006:
Fixed income securities	$2,722,713	$109,249	$(5,017)	$2,826,945
Equity securities:
Common stocks	113,096	36,553	(239)	149,410
Preferred stocks	231,347	8,608	(36)	239,919

Total equity securities	344,443	45,161	(275)	389,329
Short-term investments	139,937	44	—	139,981

Total	$3,207,093	$154,454	$(5,292)	$3,356,255

	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
As of December 31, 2005:
Fixed income securities	$2,689,560	$127,659	$(3,624)	$2,813,595
Equity securities:
Common stocks	109,960	33,029	(1,176)	141,813
Preferred stocks	93,010	3,798	(220)	96,588

Total equity securities	202,970	36,827	(1,396)	238,401
Short-term investments	145,502	—	(3,178)	142,324

Total	$3,038,032	$164,486	$(8,198)	$3,194,320

Aging of Unrealized Investment Losses – The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2006.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of September 30, 2006:
Fixed income securities:
Municipal bonds	$—	$—	$2,074	$(13)	$2,074	$(13)
Foreign governments	296,515	(1,378)	7,353	(195)	303,868	(1,573)
Corporate bonds	278,840	(2,493)	66,314	(929)	345,154	(3,422)
U.S. government and agencies	269	(1)	250	(8)	519	(9)

Total fixed income securities	575,624	(3,872)	75,991	(1,145)	651,615	(5,017)
Equity securities:
Common stocks	7,521	(160)	733	(79)	8,254	(239)
Preferred stocks	15,546	(36)	—	—	15,546	(36)

Total equity securities	23,067	(196)	733	(79)	23,800	(275)

Total	$598,691	$(4,068)	$76,724	$(1,224)	$675,415	$(5,292)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2005 and 2006 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $5.2 million and $5.4 million in the third quarter and the first nine months of 2006, and $0.1 million and $0.3 million in the third quarter and the first nine months and 2005, respectively. The Company determined that it no longer had the intent to hold these investments until recovery in value.

Net Investment Income – Net investment income consists of the following for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Fixed income securities	$38,163	$35,279	$114,129	$114,422
Equity securities	3,899	2,160	9,867	6,867
Short-term investments	8,323	7,523	23,692	14,629

Investment income before expenses	50,385	44,962	147,688	135,918
Investment expenses	(705)	(535)	(2,127)	(1,954)

Net investment income	$49,680	$44,427	$145,561	$133,964

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The carrying values of the Company’s investments in unconsolidated subsidiaries consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	Ownership Percentage	December 31, 2005	Ownership Percentage
	(Dollars in thousands)
FGIC	$827,615	42.0%	$751,761	42.0%
CMG	127,423	50.0%	129,600	50.0%
RAM Re	89,044	23.7%*	84,991	24.9%
Other	18,815	various	18,573	various

Total	$1,062,897		$984,925

As of September 30, 2006, the Company’s investment in FGIC was $827.6 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing equity in earnings and the Company’s proportionate share of the net unrealized gains in FGIC’s investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	Ownership Percentage	2005	Ownership Percentage	2006	Ownership Percentage	2005	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$23,667	42.0%	$13,614	42.0%	$70,461	42.0%	$55,441	42.0%
CMG	5,010	50.0%	5,217	50.0%	15,231	50.0%	14,228	50.0%
RAM Re	2,882	23.7%*	77	24.9%	5,800	23.7%*	2,858	24.9%
Other	(68)	various	(388)	various	(88)	various	(513)	various

Total	$31,491		$18,520		$91,404		$72,014

*	During the second quarter of 2006, the Company’s ownership percentage of RAM Re decreased from 24.9% to 23.7% as a result of the initial public offering of RAM Re.

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Beginning balance	$83,666	$87,892	$86,170	$92,438
Policy acquisition costs incurred and deferred	15,665	16,904	47,942	51,611
Amortization of deferred policy acquisition costs	(16,701)	(17,747)	(51,482)	(57,000)

Ending balance	$82,630	$87,049	$82,630	$87,049

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

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company establishes a reserve for losses and LAE to recognize the estimated liability for potential losses and related loss expenses in connection with borrower default on their mortgage payments. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and September 30, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Balance at January 1	$368,841	$364,847
Reinsurance recoverables	(3,278)	(3,405)

Net balance at January 1	365,563	361,442
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	204,690	188,877
Prior years (1)	7,713	4,142

Total incurred	212,403	193,019
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(7,943)	(6,192)
Prior years	(180,445)	(183,070)

Total payments	(188,388)	(189,262)
Foreign currency translation effect	976	(2,362)

Net ending balance at September 30	390,554	362,837
Reinsurance recoverables	3,656	3,498

Balance at September 30	$394,210	$366,335

(1)	The $7.7 million and $4.1 million increase in total losses incurred related to prior years in 2006 and 2005, respectively, were due primarily to re-estimations of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The increase in loss reserves at September 30, 2006 compared to September 30, 2005 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations and PMI Australia. The reserve increase in U.S. Mortgage Insurance Operations for the nine months ended September 30, 2006 was primarily due to higher expected primary claim rates and claim sizes on pending delinquencies, partially offset by a decrease in primary loans in default from December 31, 2005. U.S. Mortgage Insurance Operations primary insurance default inventory was 38,573 at September 30, 2006 and 38,146 at September 30, 2005. The primary default rate for U.S. Mortgage Insurance Operations was 5.40% at September 30, 2006 and 5.05% at September 30, 2005. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years. The reserve increase in PMI Australia for the third quarter of 2006 was due to, among other factors, an increase in PMI Australia’s primary loans in default and increases in expected average claim sizes and claim rates.

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

Indemnification – As part of the sale of the Company’s interest in SPS on October 4, 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. As of September 30, 2006, the Company had recorded a liability of $6.4 million with respect to this indemnification.

Funding Obligations – We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of September 30, 2006, the Company had committed to fund, if called upon to do so, $5.6 million of additional equity in certain limited partnership investments.

Legal Proceedings – Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9. STOCK-BASED COMPENSATION

Equity Incentive Plan – The PMI Group’s Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of both non-qualified stock options and incentive stock options, nonvested shares, stock appreciation rights subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common shares in the future following the attainment of performance goals determined by the Board of Directors. Stock options are granted with an exercise price equal to the market value on the date of grant, and generally expire ten years from the grant date and have a three-year vesting period. The Equity Incentive Plan provides for the granting of nonvested shares to officers and key employees. Nonvested shares issued under the Equity Incentive Plan to date generally vest annually between two to four years and holders are entitled to dividends and voting rights. Under the Equity Incentive Plan, non-employee directors receive quarterly, non-discretionary grants of stock units with an initial value of $25,000. The number of units granted depends on the fair market value of the Company’s common shares on the grant date but each stock unit has an initial value equal to the fair market value of one common share on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date and termination of board service.

Employee Stock Purchase Plan – The PMI Group, Inc. Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Based on the features of the ESPP, it is considered compensatory according to the provisions of SFAS No. 123R.

Impact of the Adoption of SFAS No. 123R – The Company adopted SFAS No. 123R using the modified prospective method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested at January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.

The Company has recognized compensation expense for all awards granted based on the estimated grant date fair value method using the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. For stock options, compensation expense is recognized using the accelerated amortization method under FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25, (“FIN No. 28”). The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the period ended September 30, 2006 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Prior to adopting SFAS No. 123R, tax benefits resulting from the exercise of stock options were included in operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules. As a result of adopting SFAS No. 123R, $5.3 million of excess tax benefits for the nine-month ended September 30, 2006 have been classified in cash flows from financing activities. Cash received from option exercises and the ESPP for the nine-month periods ended September 30, 2006 and 2005, was $35.2 million and $21.5 million, respectively. As a result of the Company’s adoption of SFAS No. 123R, the Company’s other underwriting expenses in its Other segment for the three and nine months ended September 30, 2006 was $2.4 million (pre-tax) and $9.9 million (pre-tax) higher and net income was $1.9 million and $7.6 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.02 lower, and basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.09 and $0.08 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

As of September 30, 2006, there was $7.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. This unrecognized expense is expected to be recognized over a weighted average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	0.49%	0.47%
Expected volatility	28.8%	30.6%
Risk-free interest rate	4.40%	4.23%
Expected life (years from grant date)	4.3	6.0

Share-Based Compensation Activity

The following is a summary of the share based compensation activity in the Equity Incentive Plan for the nine month period ended September 30, 2006:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	6,289,941	$32.40
Granted	1,342,116	$43.20
Exercised	(1,012,887)	$29.24
Forfeited	(30,542)	$41.54

Outstanding at end of period	6,588,628	$35.05

Exercisable at period end	5,340,517	$33.17

The weighted-average remaining contractual life of options outstanding as of September 30, 2006 was 5.9 years, and the range of exercise price on those options was $13.78 to $45.92. The average intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at September 30, 2006. The average intrinsic value of options exercised under our stock option plans was $20.49 and $14.94 for the three and nine months ended September 30, 2006, respectively, and $14.30 and $15.64 for the corresponding periods of 2005, determined as of the date of option exercise.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123R—Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation transactions, using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in our consolidated results of operations for the period ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$95,711	$301,454
Less: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(286)	(19,385)

Pro forma net income	95,425	282,069
Interest expense, net of taxes	1,912	5,736

Pro forma net income for diluted EPS calculation	$97,337	$287,805

Basic earnings per share:
As reported	$1.05	$3.26
Pro forma	$1.05	$3.05
Diluted earnings per share:
As reported	$0.97	$3.00
Pro forma	$0.96	$2.81

Stock-based employee compensation expense, net of related tax effects, for the third quarter and first nine months of 2005 includes the acceleration of employee stock options during the third quarter of 2005. On May 19, 2005, the Company approved the acceleration of the vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to all officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in

2005 and 2004 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested.

NOTE 10.  COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from consolidated net income. The components of comprehensive income, net of taxes, for the three months and nine months ended September 30, 2006 and 2005 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$104,238	$95,711	$319,201	$301,454
Other comprehensive income (loss), net of deferred taxes:
Change in unrealized gains (losses) on available for sale investments:
Unrealized holding gains (losses) arising during the period, net of deferred taxes (benefits) of $31,157, ($19,327), $1,889, and ($9,694), respectively	61,687	(36,002)	(813)	(12,345)
Reclassification of realized gains	(472)	(1,152)	(1,055)	(2,597)

Net changes in unrealized holding gains (losses)	61,215	(37,154)	(1,868)	(14,942)
Net unrealized losses from derivatives designated as cash flow hedges, net of deferred tax benefits	(9,427)	—	(5,864)	—
Accretion of cash flow hedges to interest expense	17		17
Change in foreign currency translation gains (losses)	1,129	(1,278)	20,624	(30,795)

Other comprehensive income (loss), net of deferred taxes	52,934	(38,432)	12,909	(45,737)

Total comprehensive income	$157,172	$57,279	$332,110	$255,717

The net change in unrealized holding gains for the third quarter of 2006 was primarily due to decreases in fixed income security interest rates, which caused market value increases relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized gains arising in our unconsolidated subsidiaries’ investment portfolios. The net change in unrealized holding gains in the first nine months of 2006 was primarily due to increases in fixed income security rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized losses arising in our unconsolidated subsidiaries’ investment portfolio. The changes in foreign currency translation gains for the third quarter and first nine months of 2006 were due primarily to the weakening of the U.S. dollar spot exchange rate relative to the Australian dollar compared to a strengthening of the U.S. dollar spot exchange rate relative to the Australian dollar for the corresponding periods in 2005.

NOTE 11.   BUSINESS SEGMENTS

Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended September 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$168,118	$46,766	$—	$19	$214,903
Net investment income	27,082	17,442	(1)	5,157	49,680
Equity in earnings (losses) from unconsolidated subsidiaries	5,010	—	26,549	(68)	31,491
Net realized investment gains (losses)	1,620	3,452	—	(4,346)	726
Other (loss) income	(22)	938	—	3,204	4,120

Total revenues	201,808	68,598	26,548	3,966	300,920

Losses and expenses:
Losses and loss adjustment expenses	67,699	11,907	—	(3)	79,603
Amortization of deferred policy acquisition costs	12,830	3,871	—	—	16,701
Other underwriting and operating expenses	23,618	11,205	—	21,484	56,307
Net costs to exchange and extinguish long-term debt	—	—	—	875	875
Litigation settlement charge reversal	(999)	—	—	—	(999)
Interest expense	1	124	—	9,361	9,486

Total losses and expenses	103,149	27,107	—	31,717	161,973

Income (loss) before income taxes (benefit)	98,659	41,491	26,548	(27,751)	138,947
Income taxes (benefit)	27,819	12,048	2,820	(7,978)	34,709

Net income (loss)	$70,840	$29,443	$23,728	$(19,773)	$104,238

Total assets	$2,466,582	$1,336,065	$918,663	$863,274	$5,584,584

	Three Months Ended September 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$166,052	$38,979	$—	$19	$205,050
Net investment income	25,046	14,844	—	4,537	44,427
Equity in earnings (losses) from unconsolidated subsidiaries	5,217	—	13,691	(388)	18,520
Net realized investment gains (losses)	2,597	(27)	—	(2,897)	(327)
Other income	3	1,287	—	2,649	3,939

Total revenues	198,915	55,083	13,691	3,920	271,609

Losses and expenses:
Losses and loss adjustment expenses	61,667	(365)	—	—	61,302
Amortization of deferred policy acquisition costs	14,478	3,269	—	—	17,747
Other underwriting and operating expenses	25,260	11,648	—	17,607	54,515
Interest expense	3	—	—	8,455	8,458

Total losses and expenses	101,408	14,552	—	26,062	142,022

Income (loss) before income taxes (benefit)	97,507	40,531	13,691	(22,142)	129,587
Income taxes (benefit)	27,977	12,514	1,135	(7,750)	33,876

Net income (loss)	$69,530	$28,017	$12,556	$(14,392)	$95,711

Total assets	$2,575,346	$1,165,589	$823,287	$615,937	$5,180,159

	Nine Months Ended September 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$503,482	$131,252	$—	$53	$634,787
Net investment income	79,823	47,852	1	17,885	145,561
Equity in earnings (losses) from unconsolidated subsidiaries	15,231	—	76,260	(87)	91,404
Net realized investment gains (losses)	2,162	3,846	—	(4,387)	1,621
Other (loss) income	(38)	4,185	—	10,696	14,843

Total revenues	600,660	187,135	76,261	24,160	888,216

Losses and expenses:
Losses and loss adjustment expenses	190,999	21,407	—	(3)	212,403
Amortization of deferred policy acquisition costs	39,434	12,048	—	—	51,482
Other underwriting and operating expenses	74,454	31,454	—	63,791	169,699
Net costs to exchange and extinguish long-term debt	—	—	—	875	875
Litigation settlement charge reversal	(999)	—	—	—	(999)
Interest expense	2	124	—	25,606	25,732

Total losses and expenses	303,890	65,033	—	90,269	459,192

Income (loss) before income taxes (benefit)	296,770	122,102	76,261	(66,109)	429,024
Income taxes (benefit)	83,660	38,554	7,426	(19,817)	109,823

Net income (loss)	$213,110	$83,548	$68,835	$(46,292)	$319,201

Total assets	$2,466,582	$1,336,065	$918,663	$863,274	$5,584,584

	Nine Months Ended September 30, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$498,412	$112,555	$—	$58	$611,025
Net investment income	78,171	42,657	—	13,136	133,964
Equity in earnings (losses) from unconsolidated subsidiaries	14,228	—	58,299	(513)	72,014
Net realized investment gains (loss)	4,184	296	—	(2,583)	1,897
Other income	2	2,047	—	13,676	15,725

Total revenues	594,997	157,555	58,299	23,774	834,625

Losses and expenses:
Losses and loss adjustment expenses	190,281	2,738	—	—	193,019
Amortization of deferred policy acquisition costs	45,534	11,466	—	—	57,000
Other underwriting and operating expenses	74,092	29,191	—	51,292	154,575
Interest expense	4	—	—	26,479	26,483

Total losses and expenses	309,911	43,395	—	77,771	431,077

Income (loss) before income taxes (benefit)	285,086	114,160	58,299	(53,997)	403,548
Income taxes (benefit)	79,525	35,746	5,346	(18,523)	102,094

Net income (loss)	$205,561	$78,414	$52,953	$(35,474)	$301,454

Total assets	$2,575,346	$1,165,589	$823,287	$615,937	$5,180,159

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Pension benefits
Service cost	$2,438	$2,028	$7,532	$7,005
Interest cost	1,496	1,075	4,349	3,653
Expected return on plan assets	(1,437)	(1,069)	(4,137)	(3,440)
Amortization of prior service cost	(6)	(4)	(15)	(16)
Recognized net actuarial loss	348	97	821	543

Net periodic benefit cost	$2,839	$2,127	$8,550	$7,745

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$161	$263	$484	$464
Interest cost	138	220	415	381
Amortization of prior service cost	(184)	(433)	(553)	(630)
Recognized net actuarial loss	69	119	207	229

Net periodic post-retirement benefit cost	$184	$169	$553	$444

During the first nine months of 2006, the Company has made approximately $12 million in contributions to its pension plan. The Company does not expect to make any additional contributions to its pension plan for the remainder of 2006.

NOTE 13. CONDENSED FINANCIAL STATEMENTS OF FGIC

The following represents FGIC’s condensed balance sheet information as of September 30, 2006 and December 31, 2005, and condensed statement of operations information for the three months and nine months ended September 30, 2006 and 2005:

	As of
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments, available for sale	$3,737,957	$3,457,817
Variable interest entity fixed maturity securities, held to maturity	750,000	—
Cash and cash equivalents	57,327	51,901
Accrued investment income	49,753	42,871
Deferred policy acquisition costs	86,990	63,330
Accounts receivable and other assets	202,128	132,557

Total assets	$4,884,155	$3,748,476

Liabilities:
Reserve for losses and loss adjustment expenses	$47,700	$54,812
Unearned premiums	1,323,856	1,201,163
Accounts payable and other liabilities	160,739	89,995
Variable interest entity floating rate notes	750,000	—
Long-term debt	323,367	323,350

Total liabilities	2,605,662	1,669,320
Shareholders’ equity	2,278,493	2,079,156

Total liabilities and shareholders’ equity	$4,884,155	$3,748,476

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$100,500	$85,724	$299,029	$257,595
Total expenses	21,495	43,166	64,054	74,405

Income before income taxes	79,005	42,558	234,975	183,190
Income tax expense	19,413	7,201	57,479	42,351

Net income	59,592	35,357	177,496	140,839
Preferred stock dividends	4,543	4,251	13,627	12,752

Net income available to common stockholders	55,049	31,106	163,869	128,087
TPG’s ownership interest in common equity	42.0%	42.0%	42.0%	42.0%

TPG’s proportionate share of net income available to common stockholders	23,113	13,060	68,804	53,780
TPG’s proportionate share of management fees and other	554	554	1,657	1,661

Total equity in earnings from FGIC	$23,667	$13,614	$70,461	$55,441

NOTE 14. LONG-TERM AND SHORT-TERM DEBT

As of September 30, 2006 and December 31, 2005, the carrying value of long-term and short-term debt outstanding issued by The PMI Group, was as follows:

	As of
	September 30,	December 31,
	2006	2005
	(In thousands)
6.0% Senior Notes, due 2016	$250,000	$—
6.625% Senior Notes, due 2036	150,000	—
2.50% Senior Convertible Debentures, due July 15, 2021	359,892	359,986
5.568% Senior Notes, due November 15, 2008	45,000	345,000
Bridge Loan, Libor plus margin rate, due November 2006	345,000	—
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$1,264,435	$819,529

The Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036, in September 2006. The Company used most of the proceeds to redeem the 2.50% Senior Convertible Debentures due 2021, as discussed further below. The 6.000% Senior Notes and the 6.625% Senior Notes, collectively the “Senior Notes” bear interest at a rate of 6.000% and 6.625% per annum, respectively, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007.

In July 2006, the Company commenced an exchange offer to exchange a new series of 2.50% senior convertible debentures due 2021 (referred to as the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of the existing 2.50% senior convertible debentures due 2021 (referred to as the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature limits the dilutive impact of the new debentures on the Company’s diluted earnings per share. Following completion of the exchange offer in August 2006, there were $341.5 million of the new debentures outstanding and $18.4 million of the old debentures outstanding. See Note 15, Subsequent Events.

Prior to August 10, 2006, the interest rate on the 5.568% senior notes was 3% per annum. As a result of the remarketing, the annual interest rate on the 3.0% Senior Notes was reset to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300 million in principal amount of the 5.568% senior notes, leaving $45 million of the senior notes outstanding after completion of the remarketing.

The 5.568% Senior Notes related to our issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of the Company’s common shares for an aggregate purchase price of $345 million. Pursuant to the terms of the Equity Units, a significant portion of the proceeds of the remarketing will be applied to satisfy the Equity Unit holders’ obligations under the purchase contracts to purchase between 7.3 million and 9.1 million shares of common stock, depending on the market price of our common stock, under the purchase contracts upon settlement of the purchase contracts, which is scheduled to occur on November 15, 2006. Upon settlement of the purchase contracts, the Company will receive approximately $345 million, which will be used to repay the bridge loan credit agreement described below.

On August 23, 2006, The PMI Group entered into a bridge loan credit agreement with a major financial institution pursuant to which we borrowed $345 million to fund the purchase of the common shares pursuant to any common share repurchase program described above. The Company expects to pay the bridge loan by November 16, 2006.

NOTE 15. SUBSEQUENT EVENTS

Redemption of Long-term Debt

In September 2006, TPG delivered a notice of redemption to the holders of its 2.50% Senior Convertible Debentures, as described further in Note 2. Summary of Certain Significant Accounting Policies. As a result of the notice of redemption, the debentures were convertible by the holders until the close of business on October 25, 2006. Holders of $3,000 principal amount of the old debentures and $339,000 principal amount of the new debentures elected to convert their debentures. Upon conversion of the old debentures, TPG issued 67 shares of its common stock. The number of shares of common stock, if any, TPG will be required to issue upon conversion of the new debentures in connection with the net share settlement feature will not be determined until expiration of the cash settlement period, which is the ten consecutive trading day period beginning on the second trading day after the date on which the applicable new debentures were converted, and will be based on the trading price of its common stock during the cash settlement period. On October 27, 2006, TPG redeemed the $359.6 million aggregate principal amount of debentures that were not converted for a price equal to principal amount of the debentures plus accrued and unpaid interest.

Litigation Settlement

The Company has reached a legal settlement with respect to the Baynham litigation with its excess insurance carriers. Pursuant to the terms of this settlement, the Company received a $2.5 million payment in October 2006. This payment will be recorded as a realized gain by the Company in the fourth quarter of 2006. In relation to this matter, a $1 million litigation accrual was reversed as of September 30, 2006 related to this settlement.

Credit Facility

In October 2006, the Company entered into a new $400 million revolving credit facility and terminated its then-existing $175 million revolving credit facility. The new $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at the Company’s request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.6 million outstanding under the revolving credit facility as of September 30, 2006.

Capital Support

In October 2006, the Company capitalized PMI Guaranty Co. (PMI Guaranty), a wholly owned company, with $150 million in cash and a $50 million surplus note. PMI has entered into a capital support agreement with PMI Guaranty pursuant to which PMI may be required to make additional contributions up to certain limits for rating agency purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•	changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates or consumer confidence; housing demand, housing values, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•	changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/10/10 or similar loans) and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•	the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality and Alt-A loans, adjustable rate mortgages and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors;

•	changes in the regulation, business practices or eligibility guidelines of Fannie Mae and Freddie Mac, or the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings;

•	legislative and regulatory developments, regulatory investigations (including ongoing investigations by the Minnesota Department of Commerce and the New York Insurance Department, and potential future investigations by state insurance departments, attorneys general and other regulators) relating to captive reinsurance arrangements and other products and services, and litigation and new theories of liability applicable to us or our subsidiaries;

•	legal and other constraints on the amount of dividends we may receive from subsidiaries;

•	the performance of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•	the performance of our unconsolidated subsidiaries, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, economic factors or political or regulatory conditions and potential changes in accounting practices in the financial guaranty industry;

•	potential limitations on our ability to raise significant amounts of capital, in the event that we need to do so, without the use of equity;

•	technological developments; and

•	management’s ability to appropriately respond to uncertainties and risks, including the foregoing.

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

Overview of Our Business

We are a global provider of credit enhancement products that promote homeownership and the provision of services essential to the building of strong communities. Through our U.S., International and Financial Guaranty segments, we offer first loss, mezzanine and risk remote financial insurance across the credit spectrum and around the world. We divide our business into four segments:

•	U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down-payment mortgages. Net income from U.S. Mortgage Insurance Operations was $70.8 million for the third quarter of 2006 and $213.1 million for the nine months ended September 30, 2006, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”), and equity earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively “CMG”).

•	International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe and Asia. Net income from our International Operations segment was $29.4 million for the third quarter of 2006 and $83.5 million for the nine months ended September 30, 2006.

•	Financial Guaranty. We are the lead investor in FGIC, which provides financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda, and its holding company, RAM Holdings Ltd. Net income from our Financial Guaranty segment was $23.7 million for the third quarter of 2006 and $68.8 million for the nine months ended September 30, 2006.

•	Other. Our Other segment consists of our holding company (“The PMI Group” or “TPG”), contract underwriting operations and our equity in losses from certain limited partnerships. Our Other segment generated a net loss of $19.7 million for the third quarter of 2006 and a loss of $46.2 million for the nine months ended September 30, 2006.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter and Nine Months Ended September 30, 2006

Our consolidated net income for the third quarter and first nine months of 2006 was $104.2 million and $319.2 million, respectively, compared to $95.7 million and $301.5 million for the corresponding periods in 2005 (See Results of Operations table below). These increases were primarily due to increased equity in earnings from FGIC, increases in PMI Australia’s premiums earned and a decline in PMI’s underwriting and operating expenses. The increases in net income were partially offset by International Operations’ higher losses and loss adjustment expenses (“LAE”) and $9.9 million of pre-tax expenses relating to our January 2006 adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R, in our Other segment over the first nine months of 2006.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•	New Insurance Written (NIW). PMI’s NIW decreased by 12.3% in the third quarter of 2006 and by 14.1% in the first nine months of 2006 compared to the corresponding periods in 2005. These decreases reflect 23.1% and 22.2% decreases, respectively, in NIW generated by PMI’s flow channel. We believe that the decreases in PMI’s flow channel NIW were primarily driven by increasingly competitive pricing, higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured to a great extent, and a reduction in the size of the flow private mortgage insurance market. In addition, we believe the size of the flow private mortgage insurance market continues to be negatively impacted by lenders’ use of alternative mortgage products which do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total origination market. PMI’s structured transactions channel is affected by, among other things, the size of the mortgage-backed securities (“MBS”) market and the differential in the interest rates being offered between the various risk layers of MBS transactions. NIW from PMI’s structured channel increased 80.7% in the third quarter of 2006 and 20.9% in the first nine months of 2006 compared to the corresponding periods of 2005.

•	Policy Cancellations and Persistency. Low interest rates and home price appreciation over the past several years have driven mortgage refinance activity and policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 67.3% as of September 30, 2006, 61.9% as of December 31, 2005 and 61.2% as of September 30, 2005. The improvement in PMI’s persistency rates in 2006 reflects lower levels of residential mortgage refinance activity. If mortgage interest rates remain at current levels or continue to increase, we expect that refinancing activity will continue to slow and PMI’s persistency rate will continue to improve. As home price appreciation slows, policy cancellations may decline, which would also positively affect PMI’s persistency rate.

•	Credit and Portfolio Characteristics. PMI’s primary risk in force as of September 30, 2006 consisted of higher percentages of adjustable rate mortgages, or ARMs, payment option ARMs, interest only,

Alt-A, and high LTV loans as compared to September 30, 2005. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, deposit information or employment. We believe that these percentage increases generally reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since September 30, 2005. We expect higher default and claim rates for ARMs, payment option ARMs, interest only, Alt-A and high LTV loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates.

•	Losses and LAE. PMI’s losses and LAE, which includes claims paid, LAE and changes in loss reserves during the applicable period, increased 9.7% in the third quarter of 2006 and 0.4% in the first nine months of 2006 compared to the corresponding periods in 2005. These increases were primarily due to higher average primary claim sizes and higher claim rates on pending delinquencies in 2006. PMI’s average claim sizes have increased as a result of higher loan sizes and coverage levels in PMI’s NIW and insurance in force and declines in home prices. PMI’s claim rates have increased as a result of changes in the business mix of PMI’s mortgage insurance portfolio (described in Credit and Portfolio Characteristics above). The increases in PMI’s claim sizes and claim rates have been partially mitigated by favorable economic conditions, including job creation and low interest rates. We expect PMI’s average claim sizes and claim rates to continue to increase. As a result of these expectations, and an increase in the number of loans in PMI’s current default inventory, we increased PMI’s net loss reserves by $2.7 million in the third quarter of 2006.

•	Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a proportionate amount of its gross premiums written to these captive reinsurance companies. As of September 30, 2006, 53.9% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 53.2% as of September 30, 2005. This increase was due to refinance activity resulting in cancellations of policies not subject to captive reinsurance and a higher percentage of NIW from PMI’s flow channel being generated by customers with captive reinsurance agreements. We expect that the percentage of PMI’s flow insurance in force, primary flow risk in force and primary flow NIW subject to captive reinsurance will continue to increase. NIW generated through PMI’s structured channel is generally not subject to captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. PMI Australia’s net income increased to $24.7 million and $70.7 million in the quarter and nine months ended September 30, 2006, from $23.6 million and $64.7 million in the corresponding periods in 2005. PMI Australia’s NIW increased by 16.4% and 36.3% in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods in 2005. These increases were due primarily to higher demand for flow and residential mortgage-backed securities related insurance in 2006 and to streamlined flow product offerings and new marketing initiatives in 2006. As a result of regulatory capital requirements for mortgage insurers, one of PMI Australia’s largest customers will restructure its captive reinsurance arrangement with PMI Australia. This restructuring will negatively impact PMI Australia’s premiums written associated with this customer in 2007. PMI Australia’s losses and LAE increased to $10.5 million in the third quarter of 2006 and $18.5 million in the first nine months of 2006 from a $0.3 million reversal and $0.8 million in the corresponding periods in 2005. In the third quarter of 2006, PMI Australia’s net loss reserves increased by $6.0 million to $18.0 million at September 30, 2006. These increases were due in large part to moderating or declining home price appreciation in 2005 and 2006 which, in turn, caused PMI

Australia’s average claim sizes and number of claims paid to increase. We believe PMI Australia’s claims and loss ratio for the full year is increasing and will likely maintain that upward trend to a more normalized level for 2007.

•	PMI Europe. PMI Europe’s net income was $2.0 million for the third quarter of 2006 and $8.4 million for the first nine months of 2006 compared to $2.8 million and $8.2 million for the corresponding periods in 2005. The increase in PMI Europe’s net income for the first nine months of 2006 compared to the same period of 2005 was due to increases in other income arising from changes in the fair value of its credit default swap derivative contracts. However, net income in the third quarter and first nine months of 2006 was negatively impacted by increases in losses and LAE and a reduction in premiums earned associated with the acquired Royal & Sun Alliance (“R&SA”) portfolio. We recognize premiums associated with the R&SA portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio ages, premiums earned and risk in force associated with the portfolio decline. The decreases in premiums earned were partially offset by an increase in investment income due to net realized gains on the sale of investments.

•	PMI Asia. In June 2006, our Asian subsidiary, PMI Asia, received its insurance authorization from the Hong Kong Insurance Authority. Subsequent to its receipt of authorization, we transferred our Hong Kong branch’s entire mortgage reinsurance portfolio to PMI Asia. In connection with this restructuring, our International Operations incurred a $1.1 million U.S. tax charge during the second quarter of 2006. PMI Asia’s gross written premium declined in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 as a result of a decrease in mortgage origination activity in Hong Kong in 2006 and the increased retention of risk by PMI Asia’s leading customer.

•	Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar and the Euro. The change in the average foreign currency exchange rates (primarily the weakening of the Australian dollar against the U.S. dollar) from the third quarter and first nine months of 2005 to the corresponding periods in 2006 reduced our International Operations’ net income by $30 thousand and $2.1 million, respectively. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the functional currencies.

In March 2006, we purchased foreign currency put options at a pre-tax cost of $1.4 million to mitigate the effects of a potential strengthening U.S. dollar relative to either the Australian dollar or the Euro through the remainder of 2006. Net income from International Operations for the third quarter and first nine months of 2006 includes $0.5 million and $1.2 million pre-tax decreases in the fair value of our foreign currency put options, respectively.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC. A majority of the net income derived from our Financial Guaranty segment in the third quarter and first nine months of 2006 was generated by equity in earnings from FGIC. Equity in earnings from FGIC was $23.6 million for the third quarter of 2006 and $70.4 million for the first nine months of 2006 compared to $13.6 million and $55.4 million for the corresponding periods of 2005. The increases in equity in earnings in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 were primarily due to increases in premiums earned, the increase in losses and LAE in the third quarter of 2005 related to insured credits impacted by Hurricane Katrina, and higher investment income. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets. FGIC’s refunding premiums were $5.8 million and $28.6 million in the third quarter and nine months ended September 30, 2006, respectively, compared to $10.2 million and $46.2 million for the corresponding periods of 2005.

•	RAM Re. Equity in earnings from RAM Re was $2.9 million and $5.8 million for the third quarter and first nine months of 2006, respectively, compared to $0.1 million and $2.9 million for the corresponding periods of 2005.

•	Hurricane Katrina. As of September 30, 2006, FGIC had Katrina-related case reserves of $5.2 million, watchlist reserves of $11.7 million and an estimated reinsurance recoverable of $0.9 million, representing a $4.1 million decrease from December 31, 2005 in net reserves related to credits affected by Hurricane Katrina from December 31, 2005. The decrease primarily reflects payments of claims. FGIC’s loss reserve will likely be adjusted in the future as additional information concerning such credits becomes available. Any such adjustments may have a material impact on its results of operations and our equity in earnings from FGIC. As of September 30, 2006, Ram Re had $27.7 million of par amount of exposure on its watch list related to exposures affected by Hurricane Katrina. We cannot predict whether FGIC or RAM Re will ultimately incur losses or will record additional reserves in the future as a result of Hurricane Katrina.

Other. Factors affecting the financial performance of our Other segment include:

•	Contract Underwriting Services. As a result of lower levels of mortgage originations and a decline in customers’ requests for contract underwriting services, our contract underwriting activities and revenues have declined, and will continue to decline in the future. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Expenses associated with contract underwriting remedies, and accruals thereof, increased from $3.0 million in the third quarter 2005 to $3.8 million in the corresponding period of 2006, and decreased from $11.2 million in the first nine months of 2005 to $8.9 million in the corresponding period of 2006.

•	Stock-Based Compensation. In 2006, we adopted SFAS No. 123R, which requires us to record the fair value of share-based awards, including stock options and our Employee Stock Purchase Plan (“ESPP”) shares to employees, in our consolidated statements of operations effective January 1, 2006. During the third quarter and first nine months of 2006, our operating expenses included $2.4 million (pre-tax) and $9.9 million (pre-tax), respectively, in compensation expense relating to unvested and outstanding stock options and the ESPP plan. The after tax charge related to this item was $1.9 million in the third quarter and $7.6 million over the first nine months of 2006.

•	Additional Items Affecting this Segment. Our Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in U.S. Mortgage Insurance Operations, and interest expense. Effective January 1, 2006, we refined our method of operating cost allocation between our U.S. Mortgage Insurance Operations segment and our Other segment. As a result of this refinement, we allocated approximately $2.1 million (pre-tax) and $5.1 million (pre-tax) of expenses in the third quarter and first nine months of 2006, respectively, to our Other segment which previously would have been allocated to our U.S. Mortgage Insurance Operations segment. This allocation refinement will affect these segments’ expense reporting throughout the remainder of 2006. As a result of an expected lump-sum distribution in the fourth quarter of 2006 from our Supplemental Employee Retirement Plan in an amount sufficient to trigger settlement accounting under applicable accounting requirements, we expect to incur an expense of approximately $6 million to $7 million pre-tax in that quarter.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the periods noted:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions, except per share data)			(In millions, except per share data)
REVENUES
Premiums earned	$214.9	$205.1	4.8%	$634.8	$611.0	3.9%
Net investment income	49.7	44.4	11.9%	145.6	134.0	8.7%
Equity in earnings from unconsolidated subsidiaries	31.5	18.5	70.3%	91.4	72.0	26.9%
Net realized investment gains (losses)	0.7	(0.3)	—	1.6	1.9	(15.8)%
Change in fair value of credit default swaps	1.0	1.0	—	4.7	1.9	147.4%
Other income	3.1	2.9	6.9%	10.1	13.8	(26.8)%

Total revenues	300.9	271.6	10.8%	888.2	834.6	6.4%

LOSSES AND EXPENSES
Losses and loss adjustment expenses	79.6	61.3	29.9%	212.4	193.0	10.1%
Amortization of deferred policy acquisition costs	16.7	17.7	(5.6)%	51.5	57.0	(9.6)%
Other underwriting and operating expenses	56.3	54.5	3.3%	169.7	154.6	9.8%
Net costs to exchange and extinguish long-term debt	0.9	—	—	0.9	—	—
Litigation settlement charge reversal	(1.0)	—	—	(1.0)	—	—
Interest expense	9.5	8.5	11.8%	25.7	26.5	(3.0)%

Total losses and expenses	162.0	142.0	14.1%	459.2	431.1	6.5%

Income before income taxes	138.9	129.6	7.2%	429.0	403.5	6.3%
Income taxes	34.7	33.9	2.4%	109.8	102.0	7.6%

Net income	$104.2	$95.7	8.9%	$319.2	$301.5	5.9%

Diluted earnings per share	$1.16	$0.97	19.6%	$3.38	$3.00	12.7%

Our consolidated net income for the third quarter and first nine months of 2006 was $104.2 million and $319.2 million, respectively, compared to $95.7 million and $301.5 million for the corresponding periods in 2005. These increases were primarily due to higher equity in earnings from FGIC, increases in PMI Australia’s premiums earned, and a decline in PMI’s underwriting and operating expenses. The increases in net income were partially offset by International Operations’ higher losses and LAE and $9.9 million of pre-tax expenses in our Other segment over the first nine months of 2006 relating to our January 2006 adoption of SFAS No. 123R.

The increases in consolidated premiums earned in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were primarily due to increases in PMI Australia’s premiums earned. The increases in PMI Australia’s premiums earned were primarily due to the scheduled release of unearned premiums to premiums earned associated with PMI Australia’s insurance in force growth over the last several years, and premiums earned as a result of higher levels of policy cancellations in 2006.

The increases in net investment income in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were due primarily to growth in our Australian investment portfolio, combined with an increase in our consolidated book yield. As of September 30, 2006, our consolidated pre-tax book yield was 5.38% compared to 5.18% as of September 30, 2005. This increase in our pre-tax book yield was primarily due to the higher interest rate environment in Australia in 2006.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC was $23.6 million for the third quarter of 2006 and $70.4 million for the first nine months of 2006 compared to $13.6 million and $55.4 million for the corresponding periods of 2005. These increases were primarily due to increases in premiums earned, the decrease in FGIC’s losses and LAE in 2006, and higher investment income. The decrease in FGIC’s losses and LAE in 2006 was due to a $20.8 million pre-tax loss expense incurred in the third quarter of 2005 primarily related to insured credits impacted by Hurricane Katrina in the third quarter of 2005.

PMI Europe is currently a party to nine credit default swap transactions that are classified as derivatives. The increase in credit default swap derivative gains for the first nine months of 2006 was due to mark-to-market gains derived mainly by favorable actual and projected claim payments.

Other income consists primarily of contract underwriting revenues from PMI Mortgage Services Co., or MSC, in our Other segment and changes in the fair value of foreign currency put options which are accounted for as derivatives. The decrease in other income in the first nine months of 2006 compared to the corresponding period in 2005 was due to lower fees generated by our contract underwriting operations and unrealized losses on foreign currency put options. The decrease in contract underwriting activity in 2006 has resulted from lower levels of mortgage refinance activity and a decline in customer requests for contract underwriting services.

The increases in our losses and LAE in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 were primarily due to increases in PMI Australia’s and U.S. Mortgage Insurance Operations’ losses and LAE in 2006. The increase in PMI Australia’s losses and LAE was due primarily to increased claim sizes and claim rates as a result of declines in regional home appreciation rates and interest rate increases. The increase in U.S. Mortgage Insurance Operations’ losses and LAE was due primarily to higher claim rates caused by changes in the mix of PMI’s portfolio and higher claim sizes caused by higher coverage levels and loan sizes.

The decreases in amortization of deferred policy acquisition costs in the third quarter and first nine months of 2006 from the corresponding periods in 2005 were due to lower levels of amortization in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations’ deferred policy acquisition costs asset decreased $5.1 million from December 31, 2005 to $43.2 million as of September 30, 2006 due primarily to cost savings realized from our field office restructurings in 2004 and 2006, and declines in NIW in 2005 and 2006.

The increases in other underwriting and operating expenses in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 were primarily due to stock option and ESPP-related expenses of $2.4 million (pre-tax) and $9.9 million (pre-tax) for the third quarter and first nine months of 2006, respectively, partially offset by cost savings from our field office restructurings.

The increases in our income tax expense in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were primarily the result of increases in our pre-tax income. Our effective tax rates were 25.0% and 25.6% for the quarter and nine months ended September 30, 2006, respectively, compared with 26.1% and 25.3% for the corresponding periods in 2005. The changes in our effective rates were primarily due to increases in our U.S. Mortgage Insurance Operations’ and International Operations’ net income, excluding net investment income and equity in earnings, which are taxed at an effective tax rate of between 30% and 35.0%. The Company’s effective tax rate for the nine months ended September 30, 2006 was also adversely affected by a U.S. tax charge of $1.1 million that resulted from the transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia in the second quarter of 2006.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$70.8	$69.5	1.9%	$213.1	$205.6	3.6%
International Operations	29.4	28.0	5.0%	83.5	78.4	6.5%
Financial Guaranty	23.7	12.6	88.1%	68.8	53.0	29.8%
Other	(19.7)	(14.4)	36.8%	(46.2)	(35.5)	30.1%

Consolidated net income	$104.2	$95.7	8.9%	$319.2	$301.5	5.9%

U.S. Mortgage Insurance Operations

U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Premiums earned	$168.1	$166.1	1.2%	$503.5	$498.4	1.0%
Net investment income	$27.1	$25.0	8.4%	$79.8	$78.2	2.0%
Equity in earnings from unconsolidated subsidiaries	$5.0	$5.2	(3.8)%	$15.2	$14.2	7.0%
Losses and LAE	$67.7	$61.7	9.7%	$191.0	$190.3	0.4%
Underwriting and operating expenses	$35.4	$39.7	(10.8)%	$112.9	$119.6	(5.6)%
Net income	$70.8	$69.5	1.9%	$213.1	$205.6	3.6%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Gross premiums written	$205.8	$203.8	1.0%	$617.4	$602.8	2.4%
Ceded premiums, net of assumed	(42.1)	(41.6)	1.2%	(125.2)	(126.3)	(0.9)%
Refunded premiums	(3.2)	(3.3)	(3.0)%	(9.4)	(10.5)	(10.5)%

Net premiums written	$160.5	$158.9	1.0%	$482.8	$466.0	3.6%

Premiums earned	$168.1	$166.1	1.2%	$503.5	$498.4	1.0%

The increases in gross and net premiums written in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were due primarily to increases in PMI’s average premium rates and average insured loan balances. PMI’s average premium rate increased as a result of higher percentages of ARMs, Alt-A loans and high LTV loans in PMI’s portfolio in 2006. PMI’s average insured loan balances increased primarily due to home price appreciation.

As of September 30, 2006, 63.6% of primary flow insurance in force and 64.9% of primary flow risk in force were subject to captive reinsurance agreements compared to 60.6% and 62.0% as of September 30, 2005. These increases are the result of a higher portion of new flow insurance written with customers with whom we have captive reinsurance agreements. NIW generated through PMI’s structured channel is generally not subject to captive reinsurance agreements.

PMI’s premiums earned was positively affected in the first nine months of 2006 by the increase in PMI’s average premium rate, offset in part by lower levels of earned premiums associated with loan cancellations under single premium policies, and decreases in NIW.

Equity in earnings from unconsolidated subsidiaries – U.S. Mortgage Insurance Operations’ equity in earnings are derived from the results of operations of CMG. Equity in earnings from CMG decreased by $0.2 million in the third quarter and increased by $1.0 million in the first nine months of 2006 compared to the corresponding periods of 2005 primarily as a result of an increase in premiums earned due to insurance in force growth in the first nine months of 2006, partially offset by a decrease in net investment income and increases in losses and LAE and underwriting and operating expenses in the third quarter of 2006.

Losses and LAE – PMI’s losses and LAE represents claims paid, certain expenses related to default notification and claim processing, and changes in loss reserves during the applicable period. Because losses and LAE includes changes in net loss reserves, the amount reflects management’s best estimate of PMI’s future claim payments and costs to process those claims relative to PMI’s current inventory of loans in default. Claims paid including LAE include amounts paid on primary and pool insurance claims and LAE. PMI’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions, except number of primary claims paid)
Claims paid including LAE	$65.0	$58.5	11.1%	$178.0	$186.9	(4.8)%
Change in net loss reserves	2.7	3.2	(15.6)%	13.0	3.4	282.4%

Losses and LAE	$67.7	$61.7	9.7%	$191.0	$190.3	0.4%

Number of primary claims paid	2,346	2,190	7.1%	6,442	7,124	(9.6)%
Average primary claim size (in thousands)	$24.4	$22.9	6.6%	$24.2	$22.9	5.7%

The increase in claims paid including LAE in the third quarter of 2006 compared to the third quarter of 2005 was primarily due to a higher number of claims paid and an increase in PMI’s average claim size. The increase in the number of primary claims paid in the third quarter of 2006 was primarily due to higher claim rates on delinquent loans. PMI’s claim rates have increased as a result of changes in the business mix of PMI’s mortgage insurance portfolio (described in Credit and Portfolio Characteristics below). PMI’s average primary claim size increased in 2006 as a result of higher average loan sizes and coverage levels in PMI’s NIW and insurance in force. The decrease in claims paid including LAE for the first nine months of 2006 compared to the corresponding period in 2005 was primarily due to the seasoning of PMI’s primary insurance portfolio in 2005, and higher claims paid in 2005 related to delinquent loans that had been previously delayed in bankruptcy.

Primary claims paid increased to $57.3 million in the third quarter of 2006 and decreased to $155.6 million in the first nine months of 2006 compared to $50.3 million and $163.4 million for the corresponding periods in 2005. Pool insurance claims paid decreased to $5.0 million and $14.5 million in the third quarter and first nine months of 2006 compared to $5.1 million and $15.8 million in the corresponding periods of 2005.

We increased PMI’s net loss reserves in the third quarter and first nine months of 2006 by $2.7 million and $13.0 million, respectively. These increases reflect, among other things, an increase in the number of loans in PMI’s default inventory, and our belief that PMI’s average claim sizes and claim rates will continue to increase in the future.

We expect a significant majority of claims on insured loans in PMI’s current portfolio to occur between the third and fourth years after loan origination. Approximately 85.2% of PMI’s insurance in force as of September 30, 2006 was written after January 1, 2003. We believe that the impact of the seasoning of the 2003 and earlier book years on losses and LAE was greatest in 2005, with some continued impact in 2006. As of September 30, 2006, PMI’s 2003 and earlier book years represented 33.3% of PMI’s primary insurance in force and PMI’s 2004 book year represented 19.4% of its primary insurance in force. To the extent we continue to have high levels of PMI’s insurance in force that are in, or approaching, their peak loss development years, losses and LAE will be unfavorably impacted. Changes in economic conditions, including mortgage interest rates, job creation, and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

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

PMI’s primary default data is presented in the table below:

	As of September 30,		Percent Change/ Variance
	2006	2005
Flow policies in force	610,129	663,260	(8.0)%
Structured policies in force	104,613	91,674	14.1%

Primary policies in force	714,742	754,934	(5.3)%
Flow loans in default	28,151	28,895	(2.6)%
Structured loans in default	10,422	9,251	12.7%

Primary loans in default	38,573	38,146	1.1%

Primary default rate	5.40%	5.05%	0.35	pps
Primary default rate for flow transactions	4.61%	4.36%	0.25	pps
Primary default rate for structured transactions	9.96%	10.09%	(0.13	)pps

The increase in PMI’s primary default rate as of September 30, 2006 compared to September 30, 2005 was due to an increase in the number of primary loans in default and a decline in the number of primary insurance policies in force. Higher concentrations of Alt-A and high LTV loans contributed to the increase in structured loans in default as of September 30, 2006 compared to September 30, 2005. The decrease in PMI’s default rate for structured transactions as of September 30, 2006 compared to September 30, 2005 was due to an increase in the number of structured policies in force in 2006.

PMI’s modified pool default data are presented in the table below:

	As of September 30,		Percent Change/ Variance
	2006	2005
Modified pool with deductible
Loans in default	8,830	10,342	(14.6)%
Policies in force	189,123	141,158	34.0%
Default rate	4.67%	7.33%	(2.66	)pps
Modified pool without deductible
Loans in default	2,245	3,002	(25.2)%
Policies in force	40,754	45,333	(10.1)%
Default rate	5.51%	6.62%	(1.11	)pps
Total modified pool
Loans in default	11,075	13,344	(17.0)%
Policies in force	229,877	186,491	23.3%
Default rate	4.82%	7.16%	(2.34	)pps

The decrease in the total modified pool default rate from September 30, 2005 to September 30, 2006 was due to an increase in the number of modified pool policies in force and a decrease in modified pool loans in default. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. Total pool loans in default (which includes modified and other pool products below) as of September 30, 2006 and 2005 were 15,253 and 19,037, respectively. The default rates for total pool loans as of September 30, 2006 and September 30, 2005 were 4.81% and 6.34%, respectively.

Total underwriting and operating expenses – PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Amortization of deferred policy acquisition costs	$12.8	$14.5	(11.7)%	$39.4	$45.5	(13.4)%
Other underwriting and operating expenses	23.6	25.2	(6.3)%	74.5	74.1	0.5%
Litigation settlement charge reversal	(1.0)	—	—	(1.0)	—	—

Total underwriting and operating expenses	$35.4	$39.7	(10.8)%	$112.9	$119.6	(5.6)%

Policy acquisition costs incurred and deferred	$11.8	$13.1	(9.9)%	$35.8	$38.0	(5.8)%

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and can also be reduced by increased use of PMI's electronic origination and delivery methods.

The decreases in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were primarily the result of cost savings from our field office restructuring and lower levels of NIW, both of which resulted in lower acquisition costs. PMI’s deferred policy acquisition cost asset decreased by $5.1 million from December 31, 2005 to $43.2 million as of September 30, 2006 as a result of these same factors.

Other underwriting and operating expenses generally consist of all other costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. The decrease in other underwriting and operating expenses for the third quarter 2006 compared to the corresponding period in 2005 was due primarily to an approximately $2.1 million increase in the allocation of certain costs from U.S. Mortgage Insurance Operations to our Other segment as a result of a refinement of our allocation of operating costs between segments. Other underwriting and operating expenses for the first nine months of 2006 were reduced by approximately $5.1 million of costs reallocated to our Other segment as a result of our segment cost refinements.

PMI incurs underwriting expenses relating to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to MSC, which is reported in our Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.0 million and $10.1 million in the third quarter and first nine months of 2006, respectively, compared to $5.0 million and $14.6 million in the corresponding periods in 2005. The decline in allocated expenses to MSC was due to continued decreases in contract underwriting activity.

Ratios – PMI’s loss, expense and combined ratios are shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Variance		2006	2005	Variance
Loss ratio	40.3%	37.1%	3.2	pps	37.9%	38.2%	(0.3	)pps
Expense ratio	22.1%	25.0%	(2.9	)pps	23.4%	25.7%	(2.3	)pps

Combined ratio	62.4%	62.1%	0.3	pps	61.3%	63.9%	(2.6	)pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The increase in the loss ratio in the third quarter 2006 compared to the corresponding period in 2005 was due primarily to an increase in claims paid in the third quarter of 2006. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decreases in PMI’s expense ratio in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 were due primarily to decreases in total underwriting and operating expenses. Excluding the allocation of costs to our Other segment described above, PMI’s expense ratio would have been approximately 23.4% and 24.4% for the quarter and the first nine months of 2006, respectively. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW – The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Primary NIW :
Primary NIW - flow channel	$6,015	$7,824	(23.1)%	$16,773	$21,568	(22.2)%
Primary NIW - structured channel	1,641	908	80.7%	6,031	4,989	20.9%

Total primary NIW	$7,656	$8,732	(12.3)%	$22,804	$26,557	(14.1)%

We believe that the decreases in PMI’s primary flow NIW in the quarter and nine months ended September 30, 2006 compared to the corresponding periods in 2005 were primarily driven by increasingly competitive pricing, higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured to a great extent, and a reduction in the size of the flow private mortgage insurance market. In addition, we believe the size of the flow private mortgage insurance market continues to be negatively impacted by lenders’ use of alternative mortgage products which do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total origination market. NIW from our structured channel increased in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005.

Modified pool insurance – PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction of default risk beyond the protection provided by existing primary insurance, or with respect to loans that do not require primary insurance, or for capital relief purposes. During the third quarter and nine months ended September 30, 2006, PMI wrote $83.1 million and $292.6 million of modified pool risk compared to $120.3 million and $212.6 million in the corresponding periods of 2005. Modified pool risk in force was $2.1 billion as of September 30, 2006 compared to $1.7 billion as of September 30, 2005.

Insurance and risk in force – PMI’s primary insurance in force and primary and pool risk in force are shown in the table below:

	As of September 30,		Percent Change/ Variance
	2006	2005
Primary insurance in force (in millions)	$100,282	$101,221	(0.9)%
Primary risk in force (in millions)	$25,048	$24,912	0.5%
Pool risk in force (in millions)	$2,773	$2,530	9.6%
Policy cancellations - primary (year-to-date)	23,611	30,657	(23.0)%
Persistency - primary	67.3%	61.2%	6.1	pps

The decrease in primary insurance in force as of September 30, 2006 compared to September 30, 2005 was due to continued policy cancellations and lower NIW. Primary risk in force at September 30, 2006 increased compared to September 30, 2005 due to a greater number of high LTV loans with deeper coverage and higher average loan balances, offset by lower levels of NIW. Higher mortgage interest rates and a corresponding decline in refinance activity caused policy cancellations to decrease, and primary persistency to increase, in the first nine months of 2006 compared to the corresponding period in 2005.

The following table sets forth the percent of PMI’s primary risk in force as of September 30, 2006 and December 31, 2005 in the ten states with the highest risk in force in PMI’s primary portfolio.

	As of September 30, 2006	As of December 31, 2005
Florida	10.6%	10.3%
Texas	7.4%	7.4%
California	7.1%	6.9%
Illinois	5.1%	5.0%
Georgia	4.7%	4.7%
Ohio	4.3%	4.1%
New York	3.9%	4.2%
Pennsylvania	3.7%	3.7%
Michigan	3.2%	3.2%
New Jersey	3.1%	3.2%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(In millions)				(In millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$313	5.2%	$391	5.0%	$825	4.9%	$1,281	5.9%
Primary NIW - structured channel	72	4.4%	55	6.1%	564	9.4%	767	15.4%

Total primary NIW	$385	5.0%	$446	5.1%	$1,389	6.1%	$2,048	7.7%

Alt-A loan amounts and as a percentage of:*
Primary NIW - flow channel	$1,728	28.7%	$1,810	23.1%	$4,644	27.7%	$4,682	21.7%
Primary NIW - structured channel	1,078	65.7%	376	41.4%	3,198	53.0%	1,892	37.9%

Total primary NIW	$2,806	36.6%	$2,186	25.0%	$7,842	34.4%	$6,574	24.8%

*	Prior year amounts have been reclassified to conform to current year classification.

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97.0% LTV) as percentages of its flow channel and structured channel primary NIW:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	(In millions)				(In millions)
ARM amounts and as a percentage of:
Primary NIW – flow channel	$986	16.4%	$1,761	22.5%	$2,897	17.3%	$4,574	21.2%
Primary NIW – structured channel	450	27.4%	619	68.2%	3,140	52.1%	3,918	78.5%

Total primary NIW	$1,436	18.8%	$2,380	27.3%	$6,037	26.5%	$8,492	32.0%

97.01% or higher LTV loan amounts and as a percentage of:
Primary NIW – flow channel	$1,247	20.7%	$1,036	13.2%	$3,108	18.5%	$3,101	14.4%
Primary NIW – structured channel	226	13.8%	72	7.9%	578	9.6%	453	9.1%

Total primary NIW	$1,473	19.2%	$1,108	12.7%	$3,686	16.2%	$3,554	13.4%

Since 2004, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and PMI has insured an increased amount of these loans through its primary flow and structured transactions channels. Interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs.

The following table presents PMI’s interest only loans and payment option ARMs as percentages of its flow channel and structured channel primary NIW:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	(In millions)				(In millions)
Interest only loans amounts and as a percentage of:
Primary NIW - flow channel	$857	14.2%	$854	10.9%	$2,298	13.7%	$2,420	11.2%
Primary NIW - structured channel	380	23.2%	189	20.9%	1,443	23.9%	1,262	25.3%

Total primary NIW	$1,237	16.2%	$1,043	11.9%	$3,741	16.4%	$3,682	13.9%

Payment option ARMs amounts and as a percentage of:
Primary NIW – flow channel	$721	12.0%	$1,020	13.0%	$2,060	12.3%	$1,879	8.7%
Primary NIW – structured channel	—	—	—	—	—	—	—	—

Total primary NIW	$721	9.4%	$1,020	11.7%	$2,060	9.0%	$1,879	7.1%

The following table presents PMI’s less-than-A quality loans, and Alt-A loans, ARMs and high LTV loans as percentages of primary risk in force:

	As of September 30,
	2006	2005
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	8.3%	9.7%
Less-than-A quality loans with FICO scores below 575*	2.2%	2.7%
Alt-A loans	18.6%	13.7%
ARMs	19.4%	18.1%
97% or higher LTV loans	15.9%	14.1%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

We estimate that interest only loans and payment option ARMs represented approximately 8.3% and 4.5% of PMI’s primary risk in force as of September 30, 2006, respectively, representing increases from September 30, 2005.

As shown above, PMI’s primary risk in force as of September 30, 2006 contained higher percentages of Alt-A loans, ARMs, high LTV, interest only loans and payment option ARMs than as of September 30, 2005. We believe that these increases generally reflect higher concentrations of these types of loans in the current mortgage origination and private mortgage insurance markets.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, ARMs, high LTV loans, interest only loans, and payment option ARMs than our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In the third quarter and first nine months of 2006, PMI’s average premium rate increased primarily as a result of PMI’s portfolio consisting of higher percentages of these types of loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. International Operations’ results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD In millions)			(USD In millions)
PMI Australia	$24.7	$23.6	4.7%	$70.7	$64.7	9.3%
PMI Europe	2.0	2.8	(28.6)%	8.4	8.2	2.4%
PMI Asia	2.7	1.6	68.8%	4.4	5.5	(20.0)%

International Operations net income	$29.4	$28.0	5.0%	$83.5	$78.4	6.5%

The increases in International Operations’ net income in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were due primarily to increases in premiums earned and net investment income from PMI Australia. These increases were partially offset by increases in PMI Australia’s losses and LAE, a weakening of the Australian dollar versus the U.S. dollar, and a $1.1 million U.S. tax charge in the second quarter of 2006 relating to the transfer of reinsurance contracts to PMI Asia from our Hong Kong branch.

The weakening of the Australian dollar and Euro relative to the U.S. dollar from the first nine months of 2005 to the corresponding period in 2006 reduced International Operations’ net income by $2.1 million. The impact on net income due to the change in foreign currency exchange rates from the third quarter of 2005 to the corresponding period in 2006 was not significant. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the local currency.

In March 2006 and January 2005, we purchased Australian dollar and Euro put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in those years. The options had an aggregate pre-tax cost of $1.4 million and $1.8 million in 2006 and 2005, respectively. The options purchased in March 2006 expire ratably over the remainder of calendar year 2006. International Operations’ net income in the third quarter and first nine months of 2006 was reduced by $0.5 million pre-tax and $1.2 million pre-tax, respectively, due to changes in the fair value of our foreign currency put options, compared to reductions of $0.2 million and $1.2 million pre-tax in the corresponding periods of 2005.

PMI Australia

The table below sets forth the results of PMI Australia:

	Three Months Ended September 30,		Percent Change/ Variance		Nine Months Ended September 30,		Percent Change/ Varia1nce
	2006	2005			2006	2005
	(USD in millions)				(USD in millions)
Net premiums written	$47.5	$40.5	17.3%		$130.7	$112.3	16.4%

Premiums earned	$39.8	$31.8	25.2%		$111.2	$91.1	22.1%
Net investment income	14.2	12.0	18.3%		39.7	34.7	14.4%
Net realized investment gains	2.8	0.1	—		2.7	0.3	—
Other income (loss)	—	0.3	—		(0.4)	(0.3)	33.3%

Total revenues	56.8	44.2	28.5%		153.2	125.8	21.8%
Total losses and LAE	10.5	(0.3)	—		18.5	0.8	—
Underwriting and operating expenses	11.2	10.7	4.7%		33.4	31.9	4.7%

Total losses and expenses	21.7	10.4	108.7%		51.9	32.7	58.7%

Income before income taxes	35.1	33.8	3.8%		101.3	93.1	8.8%
Income taxes	10.4	10.2	2.0%		30.6	28.4	7.7%

Net income	$24.7	$23.6	4.7%		70.7	$64.7	9.3%

Loss ratio	26.4%	(1.1)%	27.5	pps	16.6%	0.8%	15.8	pps
Expense ratio	23.6%	26.4%	(2.8	)pps	25.5%	28.4%	(2.9	)pps

The average AUD/USD currency exchange rate was 0.7572 and 0.7479 in the third quarter and first nine months of 2006, respectively, compared to 0.7600 and 0.7686 in the corresponding periods in 2005. The change in the average AUD/USD currency exchange rate from the third quarter of 2005 to the third quarter of 2006 and from the first nine months of 2005 to the first nine months of 2006 negatively impacted PMI Australia’s net income by $0.1 million and $1.9 million, respectively. Other income from PMI Australia in the third quarter and first nine months of 2006 includes pre-tax reductions of $0.5 million and $1.1 million in the fair value of the foreign currency put options compared to pre-tax reductions of $0.2 million and $1.5 million for the corresponding periods of 2005.

Premiums written and earned – The increases in PMI Australia’s premiums written and earned were primarily due to the scheduled release of unearned premiums to earned associated with PMI Australia’s growth in insurance in force over the last several years, and premiums earned from higher levels of policy cancellations in 2006. PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, the written premium associated with a single premium policy is recognized as earned over up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation to PMI Australia.

Net investment income – The increases in net investment income in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were primarily due to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $980.4 million as of September 30, 2006 from $874.3 million as of September 30, 2005. This growth was driven by positive cash flows from operations, partially offset by a weakening of the Australian dollar relative to the U.S. dollar. The pre-tax book yield increased to 5.97% as of September 30, 2006 from 5.87% as of September 30, 2005 as a result of the higher interest rate environment in Australia in 2006.

Losses and LAE – PMI Australia’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions, except number of primary claims paid)
Claims paid including LAE	$4.5	$0.7	542.9%	$8.9	$1.8	394.4%
Change in net loss reserves	6.0	(1.0)	—	9.6	(1.0)	—

Losses and LAE	$10.5	$(0.3)	—	$18.5	$0.8	—

Number of primary claims paid	80	14	471.4%	184	56	228.6%
Average primary claim size (in thousands)	$56.7	$51.2	10.7%	$48.6	$32.3	50.5%

Claims paid including LAE, the number of primary claims paid and the average claim size increased in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 primarily as a result of a moderation, and in some cases a decline, in home price appreciation in Australia as well as increases in interest rates. Mortgages in Australia are predominantly adjustable rate mortgages and, as such, increases in interest rates impact default rates. We increased PMI Australia’s net loss reserves in the third quarter of 2006 due to, among other factors, an increase in PMI Australia’s default inventory in the third quarter of 2006 and our expectation that average claim sizes and claim rates will continue to increase. PMI Australia’s default inventory increased from 1,731 loans as of June 30, 2006 to 2,099 loans as of September 30, 2006. PMI Australia’s default rate as of September 30, 2006 was 0.20% and 0.10% as of September 30, 2005.

Underwriting and operating expenses – The increases in underwriting and operating expense in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were primarily due to higher compensation expenses, offset by a weakening of the Australian dollar.

Primary NIW, insurance and risk in force – PMI Australia’s primary NIW consists primarily of single premium policies and includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s primary NIW, insurance in force and risk in force:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions)			(USD in millions)
Primary NIW:
Primary NIW – flow channel	$5,376	$4,963	8.3%	$14,590	$13,648	6.9%
Primary NIW – RMBS channel	3,899	3,006	29.7%	16,934	9,484	78.6%

Total primary NIW	$9,275	$7,969	16.4%	$31,524	$23,132	36.3%

				As of September 30,
				2006	2005
				(USD in millions)
Primary insurance in force				$135,001	$124,014	8.9%
Primary risk in force				$123,159	$113,028	9.0%

The increases in primary NIW generated by PMI Australia’s flow and RMBS channel in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were partially offset by a weakening of the Australian dollar relative to the U.S. dollar. The increases in primary NIW in the third quarter and first nine months of 2006 were due primarily to higher demand for flow and RMBS-related insurance in 2006 and to streamlined flow product offerings and new marketing initiatives in 2006. The increases in primary insurance in force and risk in force as of September 30, 2006 compared to September 30, 2005 were driven by increases in NIW.

PMI Europe

The following table sets forth the results of PMI Europe:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions)			(USD in millions)
Premiums earned	$4.1	$4.6	(10.9)%	$11.9	$13.1	(9.2)%
Net investment income	2.4	2.7	(11.1)%	7.0	7.7	(9.1)%
Net realized investment gains (losses)	0.7	(0.1)	—	1.1	—	—
Change in fair value of credit default swaps	1.0	1.0	—	4.7	1.9	147.4%
Other (loss) income	—	—	—	(0.1)	0.4	(125.0)%

Total revenues	8.2	8.2	—	24.6	23.1	6.5%
Losses and LAE	1.5	(0.1)	—	2.3	2.0	15.0%
Underwriting and operating expenses	3.6	4.0	(10.0)%	9.3	8.5	9.4%

Total expenses	5.1	3.9	30.8%	11.6	10.5	10.5%

Income before taxes	3.1	4.3	(27.9)%	13.0	12.6	3.2%
Income taxes	1.1	1.5	(26.7)%	4.6	4.4	4.5%

Net income	$2.0	$2.8	(28.6)%	$8.4	$8.2	2.4%

The average Euro/USD currency exchange rate was 1.2746 for the third quarter of 2006 and 1.2455 for the first nine months of 2006 compared to 1.2202 and 1.2628 for the corresponding periods in 2005. Changes in the average Euro/USD currency exchange rates positively impacted net income in the third quarter by $84 thousand and negatively impacted net income for the first nine months of 2006 by $0.2 million.

Premiums earned – The decreases in premiums earned in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were due primarily to a decrease in premiums earned associated with the R&SA lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003. We recognize premiums associated with this acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As this portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to decline. The decreases in premiums earned were partially offset by earned premiums on new insurance and reinsurance business.

Net investment income and net realized investment gains (losses) – Net investment income and net realized investment gains (losses) increased by $0.5 million and $0.4 million in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 due primarily to gains from investment activities in 2006. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio, and to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. PMI Europe’s investment portfolio, including cash and cash equivalents, as of September 30, 2006 was $206.4 million compared to $219.7 million as of September 30, 2005. The Euro equivalent value of the portfolio was €162.9 million as of

September 30, 2006 and €182.7 million as of September 30, 2005. The decrease in PMI Europe’s investment portfolio was primarily driven by the payment of an accrued profit commission relating to the termination of future profit sharing obligations on the R&SA portfolio and an increase in underwriting and operating expenses associated with PMI Europe’s continued expansion in Europe. The pre-tax book yield was 4.35% as of September 30, 2006 and 4.48% as of September 30, 2005.

Change in Fair Value of Credit Default Swaps – PMI Europe is currently a party to nine transactions that are classified as derivatives. PMI Europe’s income increased from these transactions in the first nine months of 2006 in comparison to the corresponding periods in 2005 primarily due to increases in mark-to-market gains on these derivatives. Mark-to-market gains in the third quarter and first nine months of 2006 were $1.0 million and $4.7 million compared to $1.0 million and $1.9 million for the corresponding periods of 2005. Mark-to-market gains include any accretion from deferred gains. For the third quarter and first nine months of 2006, accretion from deferred gains were $0.6 million and $1.5 million compared to $0.4 million and $1.2 million in the corresponding periods of 2005. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments. As of September 30, 2006 and 2005, $9.2 million and $7.3 million, respectively, of deferred gains related to the initial fair value were included in other liabilities.

Losses and LAE – PMI Europe’s losses and LAE over the periods presented were driven primarily by reserves posted for non-derivative accounted credit default swap transactions. In the third quarter of 2006, we increased PMI Europe’s loss reserves by $0.9 million due to lower than expected cure rates and higher loss severities, offset in part by decreases in reserves associated with the favorable claims performance of the R&SA portfolio. Loss and LAE payments increased from $44 thousand and $0.5 million in the third quarter and first nine months of 2005 to $0.5 million and $1.3 million in the third quarter and first nine months of 2006, respectively.

Underwriting and operating expenses –The decrease in underwriting and operating expenses in the third quarter of 2006 compared to the corresponding period of 2005 was due to a reduction in provisions for profit sharing obligations on the R&SA portfolio. The increase in underwriting and operating expenses in the first nine months of 2006 was primarily due to growth in headcount, partially offset by a reduction in provisions for profit sharing obligations. In the second quarter of 2006, PMI Europe and R&SA terminated the future sharing of economic benefits with respect to the portfolio’s loss performance. As a result, PMI Europe will not be required to pay R&SA profit sharing commissions in the future.

Risk in force – PMI Europe’s risk in force increased from $2.9 billion at September 30, 2005 to $4.4 billion at September 30, 2006 as a result of new insurance and reinsurance business written. The increase in PMI Europe’s risk in force was primarily due to risk-remote credit default swaps written in the third quarter of 2006.

PMI Asia

The following table sets forth the results of PMI Asia:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(USD in millions)			(USD in millions)
Gross reinsurance premiums written	$1.5	$4.2	(64.3)%	$4.7	$15.8	(70.3)%

Reinsurance premiums earned	$2.8	$2.6	7.7%	$8.1	$8.4	(3.6)%
Net investment income	0.7	0.1	—	1.1	0.2	—

Total revenues	3.5	2.7	29.6%	9.2	8.6	7.0%
Losses and LAE	(0.2)	—	—	0.6	(0.1)	—
Underwriting and operating expenses	0.4	0.2	100.0%	0.8	0.2	—

Total expenses	0.2	0.2	—	1.4	0.1	—

Net income before taxes	3.3	2.5	32.0%	7.8	8.5	(8.2)%
Income taxes	0.6	0.9	(33.3)%	3.4	3.0	13.3%

Net income	$2.7	$1.6	68.8%	$4.4	$5.5	(20.0)%

Premiums written and earned – Effective June 30, 2006, the newly formed PMI Asia assumed all mortgage risk previously ceded to PMI by the Hong Kong Mortgage Corporation (HKMC) and other customers. The decreases in gross reinsurance premiums written in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were due primarily to a decrease in mortgage origination activity in Hong Kong and the increased retention of risk by the HKMC. In 2005 and 2006, HKMC increased, and will increase further in 2007, the percentage of mortgage insurance risk and associated premiums that it retains, negatively impacting PMI Asia’s reinsurance and premiums written.

Net investment income – Net investment income increased in the third quarter and nine months of 2006 as compared to the same periods of 2005 due primarily to growth in PMI Asia’s investment portfolio and higher book yields in connection with the transfer of our Hong Kong branch’s mortgage reinsurance portfolio to PMI Asia. As of September 30, 2006, PMI Asia has total cash and investments of $60.3 million.

Income taxes – The transfer of our Hong Kong branch’s entire mortgage reinsurance portfolio to PMI Asia resulted in a $1.1 million U.S. tax charge in the second quarter of 2006. As of July 2006, PMI Asia’s statutory tax rate is 17.5%.

Financial Guaranty

The following table sets forth the results of our Financial Guaranty segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$23.6	$13.6	73.5%	$70.4	$55.4	27.1%
RAM Re	2.9	0.1	—	5.8	2.9	100.0%

Total equity earnings	26.5	13.7	93.4%	76.2	58.3	30.7%
Income taxes	2.8	1.1	154.5%	7.4	5.3	39.6%

Net income	$23.7	$12.6	88.1%	$68.8	$53.0	29.8%

The increases in equity earnings from FGIC in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 were primarily due to increases in premiums earned (notwithstanding lower levels of refundings), decreases in losses and LAE due to Hurricane Katrina charges in 2005, and higher investment income.

The table below shows the main components of FGIC’s financial results for the third quarter and first nine months of 2006 and 2005:

	Three Months Ended September 30,		Percent Change/ Variance	Nine Months Ended September 30,		Percent Change/ Variance
	2006	2005		2006	2005
	(In thousands)			(In thousands)
Net premiums written	$66,590	$92,331	(27.9)%	$283,820	$288,245	(1.5)%

Net premiums earned	$62,738	$54,794	14.5%	$194,045	$169,334	14.6%
Net investment income	36,166	30,536	18.4%	103,066	87,229	18.2%
Net realized gains and other income	1,596	394	305.1%	1,918	1,032	85.9%

Total revenue	100,500	85,724	17.2%	299,029	257,595	16.1%

Losses and LAE (reversals)	520	20,693	(97.5)%	(1,679)	15,016	(111.2)%
Underwriting expenses	21,231	22,142	(4.1)%	68,817	59,409	15.8%
Policy acquisition costs deferred	(8,736)	(8,169)	6.9%	(30,243)	(25,796)	17.2%
Amortization of deferred policy acquisition costs	1,930	1,873	3.0%	7,486	5,874	27.4%
Interest expense and other operating expenses	6,550	6,627	(1.2)%	19,673	19,902	(1.2)%

Total expenses	21,495	43,166	(50.2)%	64,054	74,405	(13.9)%

Income before income taxes	79,005	42,558	85.6%	234,975	183,190	28.3%
Income tax expenses	19,413	7,201	169.6%	57,479	42,351	35.7%

Net income	$59,592	$35,357	68.5%	$177,496	$140,839	26.0%
Preferred stock dividends	(4,543)	(4,251)	6.9%	(13,627)	(12,752)	6.9%

Net income available to common shareholders	$55,049	$31,106	77.0%	$163,869	$128,087	27.9%
TPG’s ownership interest in common equity	42.0%	42.0%	—	42.0%	42.0%	—

TPG’s proportionate share of net income available to common stockholders	$23,113	$13,060	77.0%	$68,804	$53,780	27.9%
TPG’s proportionate share of management fees and other	554	554	—	1,657	1,661	(0.2)%

Equity in earnings from FGIC	$23,667	$13,614	73.8%	$70,461	$55,441	27.1%

Premiums written and earned - Net premiums written decreased in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 primarily due to lower premiums written in Public Finance, which are primarily single premiums, and an increase in ceded premiums written. Net premiums earned increased in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 primarily due to growth in FGIC’s U.S. Structured Finance and International Finance operations, offset by a decrease in premiums earned on refundings. FGIC recorded premiums earned on refundings of $5.8 million in the third quarter of 2006 and $28.6 million in the first nine months of 2006 compared to $10.2 million and $46.2 million for the corresponding periods in 2005. A refunding occurs when an insured credit is repaid or legally defeased prior to the stated maturity. When a credit insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time.

Net investment income - Net investment income increased in the third quarter and first nine months of 2006 from the corresponding periods in 2005 primarily due to the growth of the investment portfolio as a result of strong cash flows from FGIC’s premiums. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of double-A. As of September 30, 2006, the book yield of FGIC’s investment portfolio was 3.90% compared to 3.68% as of September 30, 2005.

Losses and LAE – Losses and LAE were $0.5 million and a reversal of $1.7 million for the third quarter and first nine months of 2006 compared to $20.7 million and $15.0 million for the corresponding periods of 2005. The decreases in losses and LAE were due primarily to loss reserve increases in the third quarter of 2005 related to insured credits impacted by Hurricane Katrina. Total reserves, net of reinsurance recoverables, were $45.6 million as of September 30, 2006 compared to $51.5 million as of December 31, 2005.

Underwriting expenses – Underwriting expenses decreased by 4.1% in the third quarter of 2006 compared to the corresponding period of 2005 due to an increase in ceding commission income, partially offset by higher compensation expense related to growth in headcount as FGIC expands its business. Underwriting expenses increased by 15.8% in the first nine months of 2006 compared to the corresponding period in 2005 due to FGIC’s adoption of SFAS No. 123R and growth in headcount.

Deferred policy acquisition costs - The deferred policy acquisition cost (“DAC”) asset was $87.0 million as of September 30, 2006 compared to $63.3 million as of December 31, 2005. As a result of purchase accounting, the DAC asset prior to the December 2003 acquisition was written off. Therefore, the net increase resulted from new business. The amortization of deferred policy acquisition costs increased in the first nine months of 2006 to $7.5 million from $5.9 million in the corresponding period in 2005 due to an increase in the DAC asset since the acquisition.

Other

The results of our Other segment include income and related operating expenses of MSC; and net investment income, interest expense and corporate overhead of The PMI Group. Our Other segment results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Change	2006	2005	Percentage Change
	(In millions)			(In millions)
Net investment income	$5.2	$4.5	15.6%	$17.9	$13.1	36.6%
Net realized investment losses	(4.3)	(2.9)	48.3%	(4.4)	(2.6)	69.2%
Other income	$3.2	$2.6	23.1%	$10.7	$13.7	(21.9)%
Other operating expenses	$21.5	$17.6	22.2%	$63.8	$51.3	24.4%
Net costs to exchange and extinguish long-term debt	0.9	—	—	0.9	—	—
Interest expense	$9.4	$8.5	10.6%	$25.6	$26.5	(3.4)%
Net loss	$(19.7)	$(14.4)	36.8%	$(46.2)	$(35.5)	30.1%

The increases in our Other segment’s net loss in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 were due primarily to higher compensation and other operating expenses, higher net realized investment losses, reduced fee income from contract underwriting and net costs to exchange and extinguish long-term debt. These increases in net loss were partially offset by increased net investment income.

Net investment income – The increases in net investment income in the third quarter and the first nine months of 2006 compared with the corresponding periods in 2005 were a result of growth and higher investment yields in The PMI Group’s investment portfolio in 2006.

Net realized investment losses – Net realized investment losses increased in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 due primarily to the other-than-temporary impairment of investments that we no longer had the intent to hold until recovery in value. Net realized investment losses in the third quarter and first nine months of 2005 included a $2.1 million pre-tax realized capital loss on an equity investment in a private equity limited partnership investment that met the criteria for other-than-temporary impairment.

Other income - Other income, which primarily includes contract underwriting revenue, increased in the third quarter of 2006 compared with the corresponding period of 2005, mainly due to $2.6 million of equity losses in the third quarter of 2005 related to our investment in SPS, offset by decrease in contract underwriting revenue. Other income decreased in the first nine months of 2006 compared to the corresponding period in 2005 as a result of a decline in contract underwriting activity.

Other operating expenses - Other operating expenses increased in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 primarily due to $2.4 million (pre-tax) and $9.9 million (pre-tax) of additional compensation expenses in the third quarter and first nine months of 2006, respectively, related to our adoption of SFAS No. 123R. SFAS No. 123R requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method, and the recording of such expense in our consolidated statements of operations. We were required to adopt SFAS No. 123R in the first quarter of fiscal year 2006. The increases in other operating expenses in the third quarter and first nine months of 2006 were also due to higher compensation expenses allocated to our Other segment. This allocation increase relates to a 2006 refinement in our allocation of operating expenses between our business segments.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $717.4 million at September 30, 2006, compared to $570.1 million at December 31, 2005. During the first six months of 2006, we repurchased $150 million of our common shares completing the common share repurchase program authorized by our Board of Directors in February 2006. In the third quarter of 2006, we repurchased approximately $345 million of our common shares under the $400 million repurchase program authorized by our Board of Directors in July 2006, as described further below. The $400 million share repurchase authorization is designed principally to address the additional common shares that will be issued in November 2006 in connection with our 5.875% equity units, described in “Debt and Equity Financing” below.

It is our present intention to maintain at least $100 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations as needed.

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

Credit Facility

On October 24, 2006, we entered into a new $400 million revolving credit facility and terminated our then-existing $175 million revolving credit facility. Our new $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at our request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.6 million outstanding under the revolving credit facility as of September 30, 2006.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On June 7, 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million. This dividend was paid to The PMI Group in two installments of $100 million in August of 2006 and $150 million in September of 2006, respectively.

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

Consolidated Contractual Obligations

Our contractual obligations include reserves for losses and LAE, long-term debt obligations, capital lease obligations, operating lease obligations and purchase obligations. Most of our capital expenditure commitments will be used for technology and building improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $5.6 million of additional equity in certain limited partnership investments.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Fixed income securities	$38,163	$35,279	$114,129	$114,422
Equity securities	3,899	2,160	9,867	6,867
Short-term investments	8,323	7,523	23,692	14,629

Investment income before expenses	50,385	44,962	147,688	135,918
Investment expenses	(705)	(535)	(2,127)	(1,954)

Net investment income	$49,680	$44,427	$145,561	$133,964

Net investment income increased in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005 primarily due to growth in our Australian and U.S. investment portfolios, combined with an increase in our consolidated book yield. As of September 30, 2006, our consolidated pre-tax book yield was 5.38% compared to 5.18% as of September 30, 2005. This increase was driven primarily by interest rate increases in Australia and the U.S., which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

Investment Portfolio by Operating Segment

The following tables summarize the estimated fair value of the consolidated investment portfolio as of September 30, 2006 and December 31, 2005. Amounts shown under “Other” include the investment portfolio of The PMI Group:

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
September 30, 2006
Fixed income securities:	$1,614,966	$1,082,140	$129,839	$2,826,945
Equity securities:
Common stocks	119,493	29,917	—	149,410
Preferred stocks	239,919	—	—	239,919

Total equity securities	359,412	29,917	—	389,329
Short-term investments	929	40,561	98,491	139,981

Total investments	$1,975,307	$1,152,618	$228,330	$3,356,255

	U.S. Mortgage Insurance Operations	International Operations	Other	Consolidated Total
	(In thousands)
December 31, 2005
Fixed income securities:	$1,706,266	$919,824	$187,505	$2,813,595
Equity securities:
Common stocks	114,042	27,771	—	141,813
Preferred stocks	96,588	—	—	96,588

Total equity securities	210,630	27,771	—	238,401
Short-term investments	912	24,590	116,822	142,324

Total investments	$1,917,808	$972,185	$304,327	$3,194,320

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At September 30, 2006, the fair value of these securities in our consolidated investment portfolio increased to $3.4 billion from $3.2 billion at December 31, 2005. The increase was due primarily to positive cash flows from consolidated operations, partially offset by decreases in foreign currency translation rates and a decrease in unrealized gains in our investment portfolio.

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

Debt and Equity Financing

As of September 30, 2006, our consolidated shareholders’ equity was $3.1 billion. The carrying value of our long-term and short-term debt outstanding issued by The PMI Group, as of September 30, 2006 and December 31, 2005 was as follows:

	As of
	September 30, 2006	December 31, 2005
	(In thousands)
6.0% Senior Notes, due 2016	$250,000	$—
6.625% Senior Notes, due 2036	150,000	—
2.50% Senior Convertible Debentures, due July 15, 2021	359,892	359,986
5.568% Senior Notes, due November 15, 2008[1]	45,000	345,000
Bridge Loan, Libor plus margin rate, due November 2006	345,000	—
6.75% Senior Notes, due November 15, 2006	62,950	62,950
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$1,264,435	$819,529

[1]	Prior to August 10, 2006 the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

We issued $250 million in principal amount of our 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of our 6.625% Senior Notes, due September 15, 2036, in September 2006. We utilized most of the proceeds from the issuance of the Senior Notes to redeem our 2.50% Senior Convertible Debentures due 2021, as discussed further below. The 6.000% Senior Notes and the 6.625% Senior Notes, which we refer to collectively as the “Senior Notes” bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, we entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and will be amortized into interest expense over the terms of the new senior debt that was issued. As of September 30, 2006, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $9.0 million (pre-tax). The Senior Notes are unsecured and will rank equally in right of payment with all of The PMI Group’s other existing and future senior unsecured indebtedness.

In July 2006, we commenced an exchange offer pursuant to which we offered to exchange a new series of our 2.50% senior convertible debentures due 2021 (referred to as the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of our existing 2.50% senior convertible debentures due 2021 (referred to as the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature allows us to satisfy a portion of our obligation due upon conversion of the debentures in cash, thereby reducing the dilution associated with the conversion of the new debentures. This feature also limits the dilutive impact of the new debentures on our diluted earnings per share. Following completion of the exchange offer in August 2006, we had $341,478,000 in principal amount of our new debentures outstanding and $18,414,000 in principal amount of our old debentures outstanding. In September 2006, we delivered a notice of redemption to the holders of the old debentures and the new debentures. Pursuant to the terms of the old debentures and the new debentures, the debentures were convertible by the holders until the close of business on October 25, 2006. Holders of $3,000 principal amount of the old debentures and $339,000 principal amount of the new debentures converted their debentures prior to the close of business on October 25, 2006. Upon conversion of the old debentures, we issued 67 shares of our common stock. The number of shares of common stock, if any, we will be required to issue upon conversion of the new debentures in connection with the net share settlement feature will not be determined until expiration of the cash settlement period, which is the ten consecutive trading day period beginning on the second trading day after the date on which the applicable new debentures are converted, and will be based on the trading price of our common stock during the cash settlement period. On October 27, 2006, we redeemed the $359.6 million aggregate principal amount of debentures that were not converted for a price equal to principal amount of the debentures plus accrued and unpaid interest.

The 5.568% Senior Notes related to our issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of The PMI Group’s common stock for an aggregate purchase price of $345 million. In August 2006, pursuant to the terms of the Equity Units, we completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which we refer to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on the Senior Notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, we purchased and cancelled $300 million in principal amount of the 5.568% senior notes, leaving $45 million in principal amount of the senior notes outstanding after completion of the remarketing. Pursuant to the terms of the Equity Units, a significant portion of the proceeds of the remarketing will be applied to satisfy the Equity Unit holders’ obligations under the purchase contracts to purchase between 7.3 million and 9.1 million shares of common stock, depending on the market price of our common stock, upon settlement of the purchase contracts, which is scheduled to occur on November 15, 2006. Upon settlement of the purchase contracts, we will receive approximately $345 million, which will be used to repay the bridge loan credit agreement described below.

As mentioned in “Sources and Uses of Funds” above, in July 2006, The PMI Group announced that its board of directors authorized a common share repurchase program in an amount not to exceed $400 million. The $400 million share repurchase authorization is designed to address the additional common shares we will issue on November 15, 2006 (discussed above) under the terms of our Equity Units.

In August 2006, The PMI Group entered into an accelerated stock buyback program with a major financial institution pursuant to which The PMI Group agreed to purchase shares of our common stock for an aggregate purchase price of $345 million. Until conclusion of the program in April 2007 (which may in certain circumstances be accelerated or extended), the total number of common shares to be purchased cannot be determined. The number of common shares to be repurchased under the program generally will be based on the volume weighted average share price of our common stock during the term of the program. The program is subject to collar provisions that establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period (the “Hedge Period”), which concluded at the end of September 2006. With the conclusion of the Hedge Period, the minimum number of common shares to be repurchased has been set at 7.2 million and the maximum number of shares to be repurchased has been set at 8.2 million. As of the end of the Hedge Period, the financial institution has delivered to us the 7.2 million minimum number of shares. The final number of shares that we will receive depends on the share price of our common stock during the remaining term of the program.

In addition to the accelerated stock buyback program, on September 13, 2006, we entered into an additional share repurchase program with the financial institution, which, on The PMI Group’s behalf, from time to time will effect purchases of shares of our common stock that will not exceed $40 million. Both of the share repurchase programs described above were entered into pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

On August 23, 2006, The PMI Group entered into a bridge loan credit agreement with an affiliate of the financial institution pursuant to which we borrowed $345 million to fund the purchase of the common shares pursuant to any common share repurchase program we entered into with the financial institution or any of its affiliates, including, without limitation the share repurchase programs described above. Amounts borrowed under the bridge loan credit agreement must be repaid no later than November 22, 2006, subject to prepayment in certain instances. The PMI Group expects to prepay such amounts on November 16, 2006, which is the business day following the purchase contract settlement date with respect to our Equity Units, as described above. The bridge loan credit agreement provides for customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to The PMI Group’s adjusted consolidated net worth and maximum risk to statutory capital ratio), and includes customary events of default and certain cross default provisions.

The 6.75% Senior Notes described above relate to our issuance in November 1996 of $100.0 million in principal amount of 6.75% senior notes, of which $63.0 million remain outstanding. The Senior Notes bear interest at the rate of 6.75% per annum paid semiannually and mature on November 15, 2006. No sinking fund is required or provided for the Senior Notes and they are not redeemable prior to maturity. We expect to repay the Senior Notes at maturity.

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe and PMI Guaranty that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On September 30, 2006, CMG’s risk-to-capital ratio was 12.9 to 1 compared to 12.2 to 1 as of December 31, 2005.

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

Consolidated cash flows provided by operating activities, including premiums, investment income, underwriting and operating expenses and losses, was $261.3 million in the first nine months of 2006 compared to $262.4 million in the first nine months of 2005. Cash flows from operations decreased due to increase in deferred tax related to unconsolidated subsidiary, other comprehensive income, and payment of various accruals.

Consolidated cash flows used in investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $149.6 million in the first nine months of 2006 due primarily to our increased purchases of fixed-income and equity securities. Consolidated cash flows provided by investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, was $82.1 million in the first nine months of 2005, due primarily to our decreased purchase of fixed income and equity securities.

Consolidated cash flows used in financing activities, including purchases of common stock, proceeds from issuance of debt and equity, repayment of long-term debt and dividends paid to shareholders was $34.2 million in cash flows used in the first nine months of 2006 compared to $197.1 million in cash flows used in the first nine months of 2005. The difference was due primarily to $495 million of repurchases of common shares in the first nine months of 2006 and the receipt of proceeds under a bridge loan pursuant to which we borrowed $345 million in the third quarter of 2006.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its wholly-owned subsidiaries:

	Insurer Financial Strength Ratings				Senior Unsecured Debt	Capital Securities
	PMI	PMI Australia	PMI Europe	PMI Guaranty Co.	The PMI Group	PMI Capital I
S&P	AA (stable)	AA (stable)	AA (stable)	AA (stable)	A (stable)	BBB+ (stable)
Fitch	AA+ (stable)	AA (stable)	AA (stable)	AA+ (stable)	A+ (stable)	A (stable)
Moody’s	Aa2 (stable)	Aa2 (stable)	Aa3 (stable)	Aa3 (stable)	A1 (stable)	A2 (stable)

Any significant downgrades in our ratings may adversely affect FGIC’s ratings. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the stockholders agreement entered into in connection with the acquisition of FGIC Corporation provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, S&P, Fitch and Moody’s, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC, and our ability to increase our ownership interest in FGIC in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transactions. Any decrease in our ratings could also negatively impact PMI Australia’s and PMI Europe’s ratings, which could place them at a competitive disadvantage.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimates with respect to our consolidated loss and LAE reserves were approximately the midpoints of the actuarially determined ranges at September 30, 2006 and December 31, 2005.

Changes in loss reserves can materially affect our consolidated net income. The process of reserving for losses requires us to forecast the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimates. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of September 30, 2006 and December 31, 2005 on a segment and consolidated basis:

	As of September 30, 2006			As of December 31, 2005
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$318.1	$407.6	$358.8	$302.5	$391.5	$345.5
International Operations	27.8	47.9	35.4	15.9	36.0	23.3

Consolidated loss and LAE reserves	$345.9	$455.5	$394.2	$318.4	$427.5	$368.8

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at September 30, 2006 and December 31, 2005 at the approximate midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Our increase to the reserve balance from December 31, 2005 was primarily due to higher expected primary claim rates and claim sizes on pending delinquencies. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2006 and 2005:

	2006	2005
	(In millions)
Balance at January 1,	$345.5	$338.6
Reinsurance recoverables	(2.5)	(2.4)

Net balance at January 1,	343.0	336.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	190.0	181.1
Prior years	1.0	9.2

Total incurred	191.0	190.3
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(7.2)	(5.9)
Prior years	(170.8)	(181.1)

Total payments	(178.0)	(187.0)

Net balance at September 30,	356.0	339.5
Reinsurance recoverables	2.8	2.7

Balance at September 30,	$358.8	$342.2

The above loss reserve reconciliation shows the components of our loss reserve and LAE changes for the periods presented. Losses and LAE payments of $178.0 million and $187.0 million for the nine months ended September 30, 2006 and 2005, respectively, reflect actual amounts paid during the periods presented and are not subject to estimation. Total incurred, net of changes to prior years, of $191.0 million and $190.3 million for the nine months ended September 30, 2006 and 2005 is management’s best estimate of ultimate losses and LAE and, therefore, subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to incurred related to prior periods of $1.0 million for the nine months ended September 30, 2006 and an increase to incurred related to prior years of $9.2 million for the prior period for the nine months ended September 30, 2005. The table below breaks down the nine months ended September 30, 2006 and 2005 increase and reduction in reserves by particular accident years:

					Change in Incurred
	Losses and LAE Incurred				2006	2005
	September 30,	December 31,	September 30,	December 31,	vs.	vs.
Accident Year	2006	2005	2005	2004	2005	2004
	(In millions)
1999 and Prior	$—	$—	$—	$—	$(0.1)	$(0.1)
2000	102.6	102.6	102.7	102.4	—	0.3
2001	185.4	184.8	184.7	184.1	0.6	0.6
2002	221.7	220.2	219.3	213.4	1.5	5.9
2003	220.9	217.6	218.0	204.4	3.3	13.6
2004	230.3	224.7	228.0	239.1	5.6	(11.1)
2005	237.1	247.0	181.1	—	(9.9)	—
2006	190.0	—	—	—	—	—

Total					$1.0	$9.2

The $1.0 million and the $9.2 million increase in losses and LAE incurred related to the nine months ended September 30, 2006 and 2005, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	September 30, 2006	December 31, 2005
	(In thousands)
Primary insurance	$325,502	$307,065
Pool insurance	33,282	38,470

Total reserves for losses and LAE	$358,784	$345,535

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or (“IBNR”), and the cost to settle claims, or LAE:

	September 30, 2006	December 31, 2005
	(In thousands)
Loans in default	$302,011	$287,691
Incurred but not reported	43,123	44,665
Cost to settle claims (LAE)	13,650	13,179

Total reserves for losses and LAE	$358,784	$345,535

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the September 30, 2006 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $17.9 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of September 30, 2006, the effect on pre-tax income would be approximately $2.2 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of the September 30, 2006, the effect on pre-tax income would be approximately $0.7 million.

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

International Operations – PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. Our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE at September 30, 2006 from $15.7 million to $21.3 million. As of September 30, 2006, PMI Australia’s recorded reserves for losses and LAE were $18.0 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above and the work performed by our actuaries. Our estimate of $18.0 million represents an increase of $6.0 million in the quarter and an increase of $9.5 million from PMI Australia’s reserve balance of $8.5 million at December 31, 2005. This increase was due to, among other factors, an increase in PMI Australia’s default inventory in the third quarter of 2006 and increases in expected average claim sizes and claim rates.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at September 30, 2006 of $11.7 million to $26.1 million. The primary driver of this loss reserve range is our German first loss credit default swap transactions. PMI Europe’s recorded loss reserves at September 30, 2006 were $16.9 million, which represented management’s best estimate and an increase of $2.1 million from PMI Europe’s reserve balance of $14.8 million at December 31, 2005. The increase to PMI Europe’s reserves in the first nine months of 2006 was primarily due to expected higher loss severities, higher levels of defaults and an increase in the value of the Euro exchange rate relative to the U.S. dollar.

PMI Asia’s loss reserves at September 30, 2006 were $0.5 million. Our actuaries calculated a range for PMI Asia’s loss reserves at September 30, 2006 of $0.4 million to $0.5 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	September 30, 2006	December 31, 2005
	(In thousands)
Loans in default	$29,852	$16,816
Incurred but not reported	4,907	4,578
Cost to settle claims (LAE)	667	1,908

Total reserves for losses and LAE	$35,426	$23,302

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2006 and 2005:

	2006	2005
	(In millions)
Balance at January 1,	$23.3	$26.2
Reinsurance recoverables	(0.8)	(1.0)

Net balance at January 1,	22.5	25.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	14.7	7.8
Prior years (1)	6.7	(5.1)

Total incurred	21.4	2.7
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.7)	(0.3)
Prior years	(9.6)	(2.0)

Total payments	(10.3)	(2.3)
Foreign currency translation effect	0.9	(2.3)

Net balance at September 30,	34.5	23.3
Reinsurance recoverables	0.9	0.8

Balance at September 30,	$35.4	$24.1

(1)	The increases in total incurred of $6.7 million related to prior year was primarily due to our re-estimation of claim sizes and claim rates as a result of declines in regional home appreciation rates and interest rate increases in Australia and Europe. The reduction of $5.1 million in 2005 was primarily due to favorable development of claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation experienced in Australia over the last several years.

Investments

Other-Than-Temporary Impairment – We have a formal committee review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least nine months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If we believe a decline in the value of a particular investment is temporary and we have the intent and ability to hold to recovery, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholders’ equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains”. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
Municipal bonds	$—	$—	$2,074	$(13)	$2,074	$(13)
Foreign governments	296,515	(1,378)	7,353	(195)	303,868	(1,573)
Corporate bonds	278,840	(2,493)	66,314	(929)	345,154	(3,422)
U.S. government and agencies	269	(1)	250	(8)	519	(9)

Total fixed income securities	575,624	(3,872)	75,991	(1,145)	651,615	(5,017)
Equity securities:
Common stocks	7,521	(160)	733	(79)	8,254	(239)
Preferred stocks	15,546	(36)	—	—	15,546	(36)

Total equity securities	23,067	(196)	733	(79)	23,800	(275)

Total	$598,691	$(4,068)	$76,724	$(1,224)	$675,415	$(5,292)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates during 2005 and the first quarter of 2006 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. The remaining unrealized losses did not meet the criteria established in our policy for determining other-than-temporary impairment, and as such, were not considered impaired. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $5.2 million and $5.4 million in the third quarter and the first nine months of 2006, and $0.1 million and $0.3 million in the third quarter and the first nine months and 2005, respectively. The Company determined that it no longer had the intent to hold these investments until recovery in value.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 20.1% and 18.1% of gross premiums written in the first nine months of 2006 and 2005, respectively, and come predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

FASB Project

During 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in accounting practices requested the Financial Accounting Standards Board (“FASB”) staff to review and potentially clarify the applicable existing accounting guidance. As noted in the minutes of its September 8, 2005 meeting, the FASB agreed to consider whether additional accounting guidance is necessary for the financial guaranty industry as well as other insurance products with similar characteristics, such as mortgage guarantee contracts and credit insurance. Due to the FASB’s decision to include mortgage insurance within the scope of this project, our mortgage insurance and financial guaranty operations, along with other companies in the mortgage insurance and financial guaranty industries, may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, its or the SEC’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2006, our consolidated investment portfolio was $3.4 billion. The fair value of investments in our consolidated investment portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2006, 84.2% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government and agency bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities increases, and as interest rates rise the fair value of fixed income securities decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of September 30, 2006:

Estimated Increase (Decrease) in Fair Value
(In thousands)
300 basis point decline	$319,727
200 basis point decline	$234,659
100 basis point decline	$130,253
100 basis point rise	$(122,652)
200 basis point rise	$(305,715)
300 basis point rise	$(475,988)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated fixed income investment portfolio including cash and cash equivalents was 4.1 at September 30, 2006, and we would not expect to recognize any adverse impact to our consolidated net income, financial condition, or cash flows based on the above projections.

As of September 30, 2006, $911.9 million, excluding cash and cash equivalents of our invested assets were held by PMI Australia and were predominantly denominated in Australian dollars. The spot rate value of the Australian dollar strengthened slightly relative to the U.S. dollar to 0.7459 U.S. dollars at September 30, 2006 compared to 0.7328 at December 31, 2005. As of September 30, 2006, $182.0 million, excluding cash and cash equivalents of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The spot rate value of the Euro strengthened relative to the U.S. dollar to 1.2674 U.S. dollars at September 30, 2006 compared to 1.1849 at December 31, 2005. As of September 30, 2006, $58.7 million, excluding cash and cash equivalents of our invested assets were held by PMI Asia. The spot currency exchange rate for HKD/USD was 7.7916 as of September 30, 2006. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

As previously reported, in September 2005, an action against PMI was filed in the federal district court of the Northern District of California located in San Francisco, California, entitled Hogan, et al. v. PMI Mortgage Insurance Company (Case No. 3:2005-CV-03851). The action sought certification of a nationwide class of consumers. The plaintiffs alleged that they were required to pay for private mortgage insurance written by PMI and that their loans allegedly were insured at greater than PMI’s “best available rate.” The plaintiffs further alleged that PMI had an obligation to notify them of an adverse action based upon their credit information and failed to do so in violation of the Fair Credit Reporting Act (“FCRA”). The action sought, among other relief, actual and statutory damages and declaratory and injunctive relief. On January 4, 2006, plaintiffs filed an amended complaint adding additional claims under state law and FCRA, alleging that PMI did not have a permissible purpose to access the plaintiffs’ credit information. In July 2006, following a mediation, PMI reached an agreement in principle to enter into a class action settlement of the action under which PMI will provide certain payments and provide a free credit report to class members who submit a completed claim form. PMI anticipates that the settlement will be presented to the court for preliminary approval in the fourth quarter of 2006. In the event that settlement is not approved by the court or is otherwise not consummated, PMI intends to vigorously defend the action.

Also previously reported was an individual action against PMI filed in February 2006 in the federal district court of the Middle District of Alabama located in Montgomery, Alabama, entitled Crowder v. PMI Mortgage Insurance Company (Case No. 2:2006-CV-114-VPM). The complaint contains allegations of FCRA violations similar to those alleged in the original Hogan complaint. The court granted PMI’s motion to dismiss this action in May of 2006 and entered an order dismissing the action with prejudice. The plaintiffs did not appeal the order.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former primary and excess insurance carriers for costs incurred by PMI, which exceeded $10 million, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. The insurance carriers counterclaimed against PMI to recover defense costs previously advanced to PMI in conjunction with the Baynham action in the amount of $1.2 million. In November 2002, PMI and its former insurance carriers filed competing motions for partial summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for partial summary judgment and granted the insurance carriers’ motion for partial summary judgment. On January 14, 2005, pursuant to PMI’s appeal of the District Court’s judgment, the United States Court of Appeals for the Ninth Circuit reversed the rulings of the District Court and remanded the case to the District Court with instructions to enter partial summary judgment in favor of PMI. (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case

Nos. 03-15728 and 03-16007). In September 2006, PMI reached a settlement of the litigation with the excess carriers and received a payment of $2.5 million in October 2006 in exchange for a release of all claims against such carriers. The remanded case involving the primary insurance carrier was tried without a jury to the District Court on October 23, 2006 and the parties are awaiting the Court’s decision.

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of these actions or reviews is not expected to have a material effect on our business.

ITEM 1A.	RISK FACTORS

The following risk factors are updated or added to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Geographic concentration of PMI’s primary insurance in force could increase claims and losses and harm our financial performance.

We could be affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of PMI’s business is concentrated. As of September 30, 2006, 10.6% of PMI’s primary risk in force was located in Florida, 7.4% was located in Texas and 7.1% was located in California. In addition, refinancing of mortgage loans can have the effect of concentrating PMI’s insurance in force in economically weaker areas of the U.S. As of September 30, 2006, 13.1% of PMI’s policies in force related to loans located in Michigan, Kentucky, Indiana and Ohio. Collectively these states experienced higher default rates as of September 30, 2006 than other regions of the U.S.

The premiums PMI charges for mortgage insurance on high LTV loans, ARMs, less-than-A quality loans, Alt-A loans, interest only loans and payment option ARMs, and the associated investment income, may not be adequate to compensate for future losses from these loans.

PMI’s primary risk in force at September 30, 2006 included higher percentages of:

•	Loans having a ratio of the original loan amount to the value of the property, or LTV, exceeding 97%, known as high LTV loans. At September 30, 2006, 15.9% of PMI’s primary risk in force consisted of high LTV loans, compared to 14.1% at September 30, 2005.

•	ARMs. At September 30, 2006, 19.4% of PMI’s primary risk in force consisted of ARMs, compared to 18.1% at September 30, 2005.

•	Alt-A loans. At September 30, 2006, 18.6% of PMI’s primary risk in force consisted of Alt-A loans, compared to 13.7% at September 30, 2005.

•	Interest only loans. At September 30, 2006, we estimate that approximately 8.3% of PMI’s primary risk in force consisted of interest only loans.

•	Payment option ARMs. At September 30, 2006, we estimate that approximately 4.5% of PMI’s primary risk in force consisted of payment option ARMs.

PMI also insures less-than-A quality mortgage loans. At September 30, 2006, 8.3% of PMI’s primary risk in force consisted of less-than-A quality loans, compared to 9.7% at September 30, 2005.

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

The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to recent scrutiny relating to the use of captive reinsurance arrangements and other products and services.

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

In 2005, PMI, certain of our other mortgage insurance subsidiaries, and CMG Mortgage Insurance Company (collectively, “the MIs”) each responded to a request from the New York Insurance Department, or the NYID, for information regarding captive reinsurance arrangements. In a February 2006 letter that we believe was addressed to other mortgage insurers as well as us, the NYID requested additional information regarding captive reinsurance arrangements, including the business purpose of those arrangements. The NYID also requested that we review the premium rates currently in use in New York based upon recent years’ experience. The letter states that if we believe that recent years’ experience would not alter the rates being charged, we should provide a detailed explanation, in addition to an actuarial opinion, as to the assumptions underlying such position. If recent years’ experience would alter the rates being charged, the letter states that we must file adjusted rates with the NYID. We have responded to the NYID’s February 2006 letter, which response is still pending.

In January 2006, PMI received an administrative subpoena for information from the Minnesota Department of Commerce primarily regarding captive reinsurance arrangements. We have provided the Minnesota Department of Commerce with information about such arrangements and other products and services pursuant to this subpoena and may be providing additional information in the future. Other federal and state regulatory agencies, including state insurance departments, attorneys general or other regulators may also request information regarding captive reinsurance arrangements or other of our products and services.

We cannot predict whether the New York Insurance Department’s requests or the Minnesota Department of Commerce’s administrative subpoena will lead to further inquiries, or investigations, of these matters, or the scope, timing or outcome of any inquiry or actions by those Departments or any inquiry or actions that may be commenced by state insurance departments, attorneys general or other regulators.

We record federal income tax expense relating to our proportionate share of net income available to FGIC common stockholders at a rate of 7% based on our assessment that we will ultimately receive those earnings in the form of dividends from FGIC. That assessment could change due to a number of factors, some of which may be outside our control. If that assessment were to change, our consolidated results of operations would be adversely affected.

We account for our investment in FGIC using the equity method of accounting, in accordance with generally accepted accounting principles, or GAAP. In accordance with GAAP, we have recorded, and currently continue to record, federal income tax expense relating to our proportionate share of net income available to FGIC common stockholders at a tax rate of 7%. The use of the 7% tax rate is based on our assessment, initially made in 2003 at the time of our initial investment in FGIC, that we would ultimately receive our proportionate share of net income available to FGIC Corporation common stockholders in the form of dividends rather than through a sale of our equity investment in FGIC. This tax rate is employed based on our assessment that we will receive a dividends received deduction for federal income tax purposes on our proportionate share of net income available to FGIC common stockholders. This assessment was based upon, among other things, the terms of the stockholders agreement between us and the other investors in FGIC and FGIC Corporation’s capital structure in place immediately after our investment.

However, if the facts and circumstances were to change in the future in a manner that would cause our management to change its assessment as to the likelihood of receiving our proportionate share of net income available to FGIC Corporation common stockholders through the receipt of dividends, we would be required to change the manner in which we record the related income tax expense. For example, management’s assessment could change if FGIC Corporation were to become subject to sufficiently lengthy and severe limitations on its ability to pay dividends, whether as a result of restrictions imposed by contract, the terms of securities it may issue, rating agency or legal requirements or otherwise.

If management’s assessment were to change, we would apply a federal income tax rate of approximately 35% to our proportionate share of net income available to FGIC common stockholders in subsequent periods. We would also be required to establish a higher deferred tax liability to account for the difference between the 7% tax rate we have used to account for our proportionate share of net income available to FGIC common stockholders since our investment in FGIC in 2003 and the 35% tax rate that would apply to gain recognized on a sale of our interest in FGIC. Accordingly, in those circumstances, we would recognize an immediate expense relating to deferred federal income tax liability in the quarter in which we establish such an increased deferred tax liability in an amount equal to approximately 28% of the cumulative amount of our proportionate share of net income available to FGIC common stockholders recorded as of the date we determine to effect such a change. As of September 30, 2006, the cumulative amount of our proportionate share of net income available to FGIC common stockholders subject to the 7% tax rate was approximately $203 million. Therefore, a change in the federal income tax rate applicable to our proportionate share of net income available to FGIC common stockholders as of September 30, 2006 would have required us to recognize an expense of approximately $57 million in the third quarter of 2006. The amount of such a potential expense will increase in subsequent periods to the extent that FGIC continues to generate earnings.

PMI Australia is subject to many of the same risks facing PMI.

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates, and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation by PMI Australia’s primary regulator, Australian Prudential Regulation Authority, on issues such as the capital requirements for lenders mortgage insurance companies and compliance and governance requirements for general insurers including lenders mortgage insurers. PMI Australia is likely to face new competition in the future. Such competition may take a number of forms including domestic and off-shore lenders mortgage insurers, reinsurers of residential mortgage credit risk, increased risk appetite from lenders or their captive insurers and non insurance forms of credit risk transfer. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole.

As a result of capital requirements for lenders mortgage insurers, a major customer will restructure its captive reinsurance arrangement with PMI Australia. This restructuring will negatively impact PMI Australia’s premiums written associated with this customer in 2007. In addition, future losses of significant customers’ business, if not replaced, could harm PMI Australia’s results of operations. PMI Australia’s claims and loss ratio for the year is increasing and will likely maintain that upward trend to a more normalized level for 2007. A significant increase in PMI Australia’s claims could harm our financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2006, our Board of Directors authorized and we publicly announced a common share repurchase program of up to $400 million. This share repurchase authorization is designed principally to address the additional common shares we are required to issue on November 15, 2006 pursuant to the purchase contracts in our 5.875% Hybrid Income Term Security Units. The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended September 30, 2006.

In August 2006, The PMI Group entered into an accelerated stock buyback program with a major financial institution pursuant to which The PMI Group agreed to purchase shares of our common stock from it for an aggregate purchase price of $345 million. Until conclusion of the program in April 2007 (which may in certain circumstances be accelerated or extended), the total number of common shares to be purchased cannot be determined. The number of common shares to be repurchased under the program generally will be based on the volume weighted average share price of our common stock during the term of the program. The program is subject to collar provisions that establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period (the “Hedge Period”), which concluded at the end of September 2006. With the conclusion of the Hedge Period, the minimum number of common shares to be repurchased has been set at 7.2 million and the maximum number of shares to be repurchased has been set at 8.2 million. As of the end of the Hedge Period, the financial institution has delivered to us the 7.2 million minimum number of shares. The final number of shares that we will receive depends on the share price of our common stock during the remaining term of the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End
07/01/06 – 07/31/06	—	N/A		—	$400,000,000
08/01/06 – 08/31/06	—	N/A		—	—
09/01/06 – 09/30/06	7,188,548		(1)	7,188,548	$55,000,000

Total	7,188,548			7,188,548	$55,000,000

(1)	We entered into an accelerated stock buyback program pursuant to which we will purchase common stock for an aggregate purchase price of $345 million. The maximum number of shares to be repurchased under the program has been set at 8.2 million common shares and the minimum number has been set at 7.2 million representing a purchase price range per common share from $41.88 to $47.99, respectively. The actual number of shares received and the average per share cost will depend on the weighted average share price of common stock over the period of the program which will terminate no later than April 2007. In the third quarter of 2006, we received the minimum allotment of approximately 7.2 million common shares. We will receive additional common shares at the program’s expiration to the extent our weighted average common share net price does not exceed $47.99 during the program.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 6, 2006	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President,
Chief Financial Officer, and Assistant Secretary (Duly Authorized Officer and Principal Financial Officer)

November 6, 2006	/s/ Thomas H. Jeter
Thomas H. Jeter
Vice President, Corporate Controller and
Assistant Secretary (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
4.1	Indenture, dated August 22, 2006, between The PMI Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to the Company’s Form 8-K filed on August 25, 2006 (File No. 001-13664))

10.1	Form of 2.50% Senior Convertible Note due 2021 (included in Exhibit 4.1)

10.2	Form of 6.000% Senior Note due 2016

10.3	Form of 6.625% Senior Note due 2036

10.4	Bridge Loan Credit Agreement, dated August 23, 2006, by and among The PMI Group, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent, sole lead arranger, sole book manager and lender (incorporated by reference to the Company’s Form 8-K on August 24, 2006 (File No. 001-13664)

10.5	Amendment to Bridge Loan Credit Agreement, dated September 13, 2006, by and among The PMI Group, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent, sole lead arranger, sole book manager and lender

10.6	Master Confirmation entered into by The PMI Group, Inc. and Goldman Sachs & Co. on August 23, 2006

10.7	Supplement Confirmation entered into by The PMI Group, Inc., and Goldman Sachs & Co. on August 23, 2006

10.8	Commitment Letter, dated August 21, 2006, by and among The PMI Group, Inc., Bank of America, N.A. and Banc of America Securities LLC

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd. and Subsidiaries Consolidated Financial Statements for the quarters and nine months ended September 30, 2006 and 2005