Form 10-K
period 2006-12-31
PMI GROUP INC
filed 2007-03-01
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13664

THE PMI GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	3003 Oak Road Walnut Creek, California 94597	94-3199675
(State of Incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

(925) 658-7878

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2006 was approximately $2.8 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date. All executive officers and directors, and beneficial owners of 10% or more of the outstanding shares, of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares outstanding of registrant’s common stock, as of close of business on January 31, 2007: 86,873,215

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Items 10 through 14 of Part III.

i

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

We provide financial products designed to reduce risk, lower costs and expand market access for residential mortgages, public finance obligations and asset-backed securities. Our products include:

•	Mortgage insurance and reinsurance

•	Structured finance solutions, which may take the form of mortgage insurance

•	Financial guaranty

Through our U.S., International and Financial Guaranty segments, we offer these products across the credit spectrum and around the world.

Our mortgage insurance and structured finance products support the mortgage finance system by providing protection to mortgage lenders and investors in the event of borrower default. By protecting lenders and investors from credit losses, we help to ensure that mortgages are available to prospective homebuyers. Our financial guaranty products also support the infrastructure on which homeownership depends, including transportation, schools, hospitals, and utilities.

U.S. Mortgage Insurance Operations.    Our U.S. subsidiary, PMI Mortgage Insurance Co., including its affiliated U.S. companies, collectively referred to as PMI, is a leading U.S. residential mortgage insurer. PMI offers a variety of mortgage insurance and structured finance products, each tailored to the needs of the U.S. market. By mitigating borrower default risk, PMI helps financial institutions reduce the capital needed to meet regulatory and rating agency capital requirements. By providing first and mezzanine loss credit enhancement for the mortgage-backed security markets, PMI allows investors to manage and diversify credit risk and achieve greater confidence in their portfolios’ performance.

We own 50% of CMG Mortgage Insurance Company, or CMG MI, a joint venture that provides mortgage insurance exclusively to credit unions. Our U.S. Mortgage Insurance Operations segment generated 67.8% of our consolidated revenues in 2006.

International Operations.    Through our Australian subsidiaries (collectively, “PMI Australia”), we are one of the leading providers of mortgage insurance in Australia and New Zealand. PMI Australia provides credit enhancement products to lending institutions as well as credit enhancement for residential mortgage-backed securitizations. Our European subsidiaries (collectively, “PMI Europe”) offer mortgage insurance and mortgage credit enhancement products, including primary mortgage insurance, structured portfolio products and reinsurance products, primarily tailored to the European mortgage markets. Our Hong Kong subsidiary, PMI Asia, offers mortgage insurance and reinsurance to residential mortgage lenders and investors in Asian markets. We expect to begin offering mortgage insurance in Canada in the first half of 2007.

Financial Guaranty.    We are the lead investor in FGIC Corporation, whose triple-A rated wholly-owned subsidiary, Financial Guaranty Insurance Company (“FGIC”), provides financial guaranty insurance for public finance and structured finance obligations. FGIC provides credit enhancement solutions that enable municipal and asset-backed issuers to reduce their borrowing costs and facilitate access to capital markets. In 2006, we established a surety company, PMI Guaranty Co., to provide credit enhancement at the mezzanine and remote loss levels for mortgage- and asset-backed securities, and reinsurance on public finance obligations. PMI Guaranty offers direct insurance to issuers and lenders and reinsurance to financial guarantors. We also have a substantial ownership stake in RAM Holdings Ltd., the parent company of RAM Reinsurance Company Ltd. (“RAM Re”), a Bermuda-based financial guaranty reinsurance company.

Financial Strength Ratings.    Insurer financial strength ratings are provided by independent rating agencies and are based on their assessment of the financial risks associated with historical business activities and new business initiatives. In their assessments, the rating agencies model the adequacy of capital to withstand severe loss scenarios and review, among other things, corporate strategy, operational performance, available liquidity, the outlook for the relevant industry, and competitive position. Maintenance of financial strength ratings is crucial to our ability to issue our products in the future. The rating agencies can change or withdraw their ratings at any time.

	Standard & Poor’s	Fitch	Moody’s
PMI Mortgage Insurance Co.	AA	AA+	Aa2
PMI Australia*	AA	AA	Aa2
PMI Europe*	AA	AA	Aa3
PMI Guaranty	AA	AA+	Aa3
CMG MI	AA-	AA	Not Rated
FGIC	AAA	AAA	Aaa
RAM Re	AAA	Not Rated	Aa3

*	Refers to licensed insurance subsidiaries.

S&P and Fitch have assigned our holding company, The PMI Group, Inc., an “A” and “A+” counterparty credit rating and senior unsecured debt rating, respectively, and Moody’s has assigned an “A1” senior unsecured debt rating.

Our consolidated net income was $419.7 million for the year ended December 31, 2006. As of December 31, 2006, our consolidated total assets were $5.3 billion, including our investment portfolio of $3.3 billion. Our consolidated shareholders’ equity was $3.6 billion as of December 31, 2006. See Item 8. Financial Statements and Supplementary Data—Note 17. Business Segments, for financial information regarding our business segments.

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

The PMI Group, Inc. is a Delaware corporation. Our principal executive offices are located at 3003 Oak Road, Walnut Creek, California 94597-2098, and our telephone number is (925) 658-7878.

B.	U.S. Mortgage Insurance Operations

Through PMI, we provide residential mortgage insurance and structured finance products to mortgage lenders, capital market participants and investors throughout the United States. PMI is incorporated in Arizona, headquartered in Walnut Creek, California, and licensed in all 50 states, the District of Columbia, Puerto Rico, Guam, and the Virgin Islands. Under its monoline insurance licenses, PMI may only offer mortgage insurance covering first lien, one to four family residential mortgages.

Residential mortgage insurance protects mortgage lenders, and subsequent holders of insured mortgage loans, in the event of borrower default, by reducing and, in some instances, eliminating the resulting loss to the insured institution. By mitigating default risk, residential mortgage insurance facilitates the origination of “low down payment mortgages,” generally mortgages with down payments of less than 20% of the homes’ values. Mortgage insurance also reduces the capital that financial institutions are required to hold against low down payment mortgages and facilitates the sale of low down payment mortgage loans in the secondary mortgage market.

Traditionally, residential mortgage insurance has provided first loss protection on loans held by portfolio lenders and insured loans sold to Fannie Mae and Freddie Mac (the “GSEs” or the “agency market”). Structured finance products, in the form of mortgage insurance, have become increasingly important as first loss and mezzanine loss forms of credit enhancement of mortgage-backed securities issued by capital market participants other than the GSEs (the “non-agency market”). As described below, PMI offers a variety of mortgage insurance and structured finance products to meet the demands of the mortgage origination, agency and non-agency markets.

1.	Products

(a) Primary Mortgage Insurance

Primary insurance provides the insured with first loss mortgage default protection on individual loans at specified coverage percentages. Our maximum obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on the defaulted loan. The loss amount includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan’s default and property foreclosure. In lieu of paying the coverage percentage of the loss amount on a defaulted loan, we generally may: (i) pay the full loss amount and take title to the mortgaged property, or (ii) in the event that the property is sold prior to settlement of the claim, pay the insured’s actual loss.

We offer primary mortgage insurance on a loan-by-loan basis to lenders through our “flow” channel. We also offer issuers of mortgage-backed securities (“MBS”) and portfolio investors primary mortgage insurance that covers large portfolios of mortgage loans. These structured finance products may provide regulatory capital relief and default protection to portfolio investors, including the GSEs, or may serve as credit enhancement for agency and non-agency MBS transactions.

PMI’s primary insurance in force and primary risk in force at December 31, 2006 were $102.6 billion and $25.7 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. The chart below shows our U.S. primary new insurance written, or NIW, for the years ended December 31, 2006, 2005 and 2004. NIW refers to the original principal balance of all loans that receive new primary mortgage insurance coverage during a given period.

	2006		2005		2004
	(in millions)
Primary Flow	$23,270	72%	$28,194	78%	$36,257	88%
Structured Finance	$8,964	28%	$7,740	22%	$4,956	12%

Total NIW	$32,234	100%	$35,934	100%	$41,213	100%

Primary Flow Channel.    Lenders purchase primary mortgage insurance through our flow channel to reduce default risk, to obtain capital relief and, most often, to facilitate the sale of their low down payment loans to the GSEs and other investors. The GSEs purchase residential mortgages from lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market. As the GSEs have traditionally been the principal purchasers of conventional mortgage loans, mortgage lenders have typically originated such loans in conformance with GSE guidelines for sellers and servicers. These guidelines reflect the GSEs’ own charter requirements which, among other things, allow the GSEs to purchase low down payment mortgage loans only if the lender: (i) secures mortgage insurance on those loans from an eligible insurer, such as PMI; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, banking regulations may increase the level of capital required to be held by the lender to reflect the lender’s increased obligations, which could in turn increase the lender’s cost of doing business.

The GSEs also have established approval requirements for eligible mortgage insurers. The approval requirements cover substantially all areas of PMI’s mortgage insurance operations and require disclosure of certain activities and new products to the GSEs. In addition, the requirements mandate that eligible mortgage insurers must maintain at least two of the following three ratings: “AA-” by S&P or Fitch, or “Aa3” by Moody’s.

Lenders that purchase mortgage insurance select specific coverage levels for insured loans. As a result of the GSEs’ coverage requirements, lenders generally select a coverage percentage that effectively reduces the ratio of the original loan amount to the value of the property, or LTV, to not more than 80%. We charge higher premium rates for higher coverage, as higher coverage percentages generally result in higher amounts paid per claim. Higher LTV loans generally have higher coverage percentages and higher average premiums. Refinanced mortgage loans we insure typically have lower LTVs, and therefore lower coverage percentages and premium rates, than purchase money mortgages due to the home price appreciation often associated with refinanced loans. Purchase money mortgages, which generally have higher LTVs, tend to have higher coverage percentages, or “deeper” coverage. Accordingly, the relative sizes of the purchase money and refinance mortgage origination markets influence the average LTV, coverage rate and premium of our NIW and insurance in force.

Premium payments may be paid to us on a monthly, annual or single premium basis. Monthly payment plans represented 96.4% of NIW in 2006 and 94.1% of NIW in 2005. As of December 31, 2006, monthly plans represented 93.5% of our U.S. primary risk in force compared to 93.1% at December 31, 2005. Single premium plans represented substantially all of the remaining NIW and primary risk in force. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount or the value of the property has increased sufficiently.

Depending upon the loan, the premium payments for flow primary mortgage insurance coverage may ultimately be borne by the insured (“Lender Paid MI”) or by the insured’s customer, the mortgage borrower (“Borrower Paid MI”). In either case, the payment of premiums to us is the responsibility of the insured. PMI’s primary insurance rates for Borrower Paid MI are based on rates that we have filed with the various state insurance departments. To establish these rates, we utilize pricing models that consider a number of variables, including coverage percentages, loan and property attributes, and borrower risk characteristics. Because Lender Paid MI products are frequently designed to meet the needs of a lender’s particular loan program, we attempt to calibrate our Lender Paid MI pricing to a loan program’s specific borrower and loan-type risk characteristics. In addition, as a significant percentage of Lender Paid MI is processed through our electronic delivery channels, lenders’ use of Lender Paid MI serves to increase our efficiency and reduce our policy acquisition costs.

The majority of NIW is comprised of Borrower Paid MI. Lender Paid MI represented 17.5% of flow NIW in 2006, 16.7% in 2005 and 10.3% in 2004. In 2005 and 2006, lenders’ use of Lender Paid MI was driven by, among other things, higher levels of originations of non-traditional loans, particularly Alt-A loans, and our ability to offer Lender Paid MI products and pricing tailored to these loans. We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the loan includes certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. Although Alt-A and prime borrowers generally have similar credit profiles, we consider Alt-A loans to be riskier than prime loans because of the reduced documentation requirements. Accordingly, we expect higher rates of default for Alt-A loans than the traditional loan portfolio.

Primary mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, increased claims from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. We may not cancel mortgage insurance coverage except in the event of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to our flow channel, the insured or the loan’s mortgage servicer generally may cancel mortgage insurance coverage at any time. In addition, the GSEs’ guidelines generally provide that a borrower’s written request to cancel Borrower Paid MI should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination of Borrower Paid MI when the LTV ratio (based upon the loan’s amortization schedule) reaches 78%, and provides for cancellation of Borrower Paid MI upon a borrower’s request when the LTV ratio reaches 80%, upon satisfaction of conditions set forth in the statute.

Structured Finance.    We provide credit enhancement solutions across the credit spectrum to agency and non-agency MBS issuers as well as portfolio investors. While the terms vary, our structured finance products generally insure a large group of pre-existing loans or loans to be originated in the future whose attributes will conform to the terms of the negotiated agreement. A structured finance product can include primary insurance (first loss), modified pool insurance which may be subject to deductibles and which is discussed below, or both. Premiums for structured finance coverage are paid and borne by the issuers or investors.

While demand for mortgage insurance as a form of credit enhancement of MBS has increased, most non-agency MBS transactions do not utilize mortgage insurance. Instead, non-agency MBS issuers often use other third party credit enhancement products, such as financial guaranty insurance, or, most often, forego all third party credit enhancement products by using over-collateralized structures. As a result, we must compete against both MBS transactions that forego third party credit enhancement and third party credit enhancers, such as other mortgage insurers and financial guarantors. The extent to which we may bid upon, and if successful participate in, non-agency MBS transactions is subject to a number of factors, including:

•	The size of the non-agency MBS market.

•	The attractiveness of mortgage insurance relative to other forms of third party credit enhancement.

•

The attractiveness of mortgage insurance relative to the use of internal credit enhancement structures. Our ability to compete successfully with internal structures depends in large part on the interest rates offered to investors purchasing the various tranches of an MBS. The smaller the differential in the interest rates being offered between the less risky and the more risky components, the less likely it is that mortgage insurance will be required by investors.

•	The amount of credit for losses that rating agencies give to mortgage insurance.

•

Continued MBS product innovation, which may involve credit or interest rate swap instruments, over-collateralized executions and other forms of credit enhancement that do not require mortgage insurance. PMI’s monoline insurance licenses prohibit it from offering credit enhancement products other than residential mortgage insurance.

All of the above factors are affected by domestic and international economic conditions including, but not limited to, levels of liquidity in the U.S. and international capital markets, interest rates, home price appreciation, employment levels, and the relative attractiveness of MBS compared to other debt securities. Because economic factors and the diverse array of competitors in the capital markets affect our opportunities to write mortgage insurance for structured transactions, PMI’s NIW from structured finance can vary significantly from year to year.

PMI’s opportunities to participate in structured finance transactions may be significantly impacted by the implementation in the United States of Basel II, the Basel Committee on Banking Supervision’s proposal to implement a new international capital accord. Basel II will affect the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance could alter the competitive positions of mortgage insurers. U.S. federal banking agencies have announced that the U.S. implementation of Basel II will be delayed until at least 2008 and have proposed an additional capital accord (known as Basel IA) that has not been finalized.

PMI, our European insurance subsidiary, and FGIC, a financial guaranty insurance company in which we hold a 42.0% interest, have jointly provided combinations of first loss, mezzanine and risk remote credit enhancement in MBS transactions. In 2007, we expect to continue to partner with FGIC on MBS transactions. In 2007, we also expect PMI to partner with our recently established surety company, PMI Guaranty, on structured finance transactions.

In addition to MBS issuances, we offer primary mortgage insurance on large groups of loans that lenders and investors intend to hold in their portfolios. In these instances, the lender or investor purchases mortgage insurance to achieve capital relief, liquidity or to receive protection against default risk.

We utilize risk-based pricing models to establish premium rates for our structured transactions business. These models consider variables relating to the structure of the transaction, real estate loss scenarios, and the loans within the insured portfolio, including coverage levels selected by the insured, loan and property attributes, and borrower risk characteristics.

(b) Pool Insurance

Modified Pool Insurance.    We currently offer modified pool insurance products that may be attractive to agency and non-agency MBS issuers, investors and lenders seeking credit enhancement for MBS transactions, regulatory capital relief or the reduction of mortgage default risk. Modified pool insurance may be used in tandem with primary mortgage insurance or may be placed on loans that do not require primary insurance. The extent of coverage of modified pool products varies. Some products provide first loss protection by covering a percentage of the losses on individual loans held within the pool of insured loans up to a stated aggregate loss limit (“stop loss limit”) for the entire pool. Some modified pool products offer mezzanine-level coverage by providing for claims payments only after a predetermined cumulative claims level, or deductible, is reached.

To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage and to other mortgage capital markets participants. Like primary structured transactions, PMI’s modified pool products insure significant percentages of Alt-A loans and adjustable rate mortgages (see 4. Business Composition, below). As of December 31, 2006, PMI had $2.5 billion of modified pool risk in force compared to $1.8 billion as of December 31, 2005. As of December 31, 2006, PMI’s modified pool risk in force represented 9.8% of PMI’s total risk in force. Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

Other Pool Insurance.    Prior to 2002, PMI offered certain pool insurance products, referred to principally as GSE or Old Pool, to lenders, the GSEs and the non-agency market.

(c) Captive Reinsurance

Mortgage insurers including PMI offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. Under a captive reinsurance agreement, PMI reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. In return, a proportionate amount of PMI’s gross premiums received is ceded to the captive reinsurance company less, in some instances, a ceding commission paid to us for underwriting and administering the business. Ceded premiums, as well as capital deposits required of the captive reinsurer, are held in trust for our benefit to secure the payment of potential future claims. Captive reinsurers must comply with applicable insurance regulations and must adhere to minimum risk-to-capital ratios, which consider only eligible assets held in trust specifically for our benefit. If during predetermined reporting periods, the value of assets in the trust is less than required under the minimum capital requirement, the captive reinsurer must deposit additional amounts into the trust account. Additionally, dividends from the trust accounts are only permissible once specified capital ratios are exceeded. In addition to adherence to minimum capital ratios, some captive reinsurance agreements disallow any dividends until book years have been reinsured for a minimum time period, typically three years.

PMI’s captive reinsurance agreements primarily provide for excess-of-loss reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer up to the maximum coverage level. PMI also offers quota share captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected. We believe that captive reinsurance agreements serve to better align credit decisions with respect to loans which require mortgage insurance and provide lenders with an ongoing stake in the outcome of the lending decision. This risk transfer approach also decreases the possibility of PMI incurring unacceptably high levels of losses in times of economic stress. Finally, certain rating agency capital models recognize the trust balances of the captive reinsurers and, thus, also recognize the reinsurance value and transfer of risk criteria of captive reinsurance. Typically only flow Borrower Paid MI is subject to captive reinsurance agreements. The captive reinsurance agreements must comply with both federal and state statutes and regulations, including the Real Estate Settlement Procedures Act of 1974, as well as criteria established by the GSEs. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, U.S. Mortgage Insurance Operations, Premiums written and earned, and Item 1A. Risk Factors—The U.S. mortgage insurance industry and PMI are subject to regulatory risk.)

(d) Other Risk-Sharing Products

In addition to captive reinsurance, we offer other risk-sharing products, including layered co-insurance, a primary insurance program under which the insured retains liability for losses between certain levels of aggregate losses. Layered co-insurance is primarily targeted to affordable housing programs. We also offer various products designed for, and in cooperation with, the GSEs and lenders that involve some aspect of risk-sharing.

(e) Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates (collectively “CMG MI”) offer mortgage insurance for loans originated by credit unions. CMG MI is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation (“CMIC”). CMIC is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG MI. At December 31, 2006, CMG MI had $16.3 billion of primary insurance in force and $4.0 billion of primary risk in force compared to $15.5 billion of primary insurance in force and $3.7 billion of primary risk in force at December 31, 2005. CMG MI’s financial results are reported in our consolidated financial statements under the equity method of accounting in accordance with U.S. generally accepted accounting principles, or GAAP. CMG MI’s operating results are not included in our results shown in Part II of this Report on Form 10-K, unless otherwise noted.

Under the terms of the restated joint venture agreement effective as of June 1, 2003, CMIC has the right on September 8, 2015, or earlier under certain limited conditions, to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI’s interest in CMG MI for an amount equal to the then current fair market value of PMI’s interest. PMI and CMIC have also entered into a capital support agreement, which is subject to certain limitations, for the benefit of CMG MI in order to maintain CMG MI’s claims-paying ability rating at “AA-” by S&P and “AA” by Fitch. CMG MI is a GSE-authorized mortgage insurer.

2.	Competition

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry presently consists of eight active mortgage insurers: PMI; CMG MI; Mortgage Guaranty Insurance Corporation, or MGIC; Genworth Mortgage Insurance Corporation, an affiliate of Genworth Financial, Inc.; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc.; Radian Guaranty Inc., or Radian; Republic Mortgage Insurance Co., an affiliate of Old Republic International; and Triad Guaranty Insurance Corp. In February 2007, the parents of MGIC and Radian announced that they had entered into an agreement and plan of merger. Assured Guaranty Mortgage Insurance Company, a subsidiary of Assured Guaranty Ltd., is also licensed to offer mortgage insurance in the U.S. Other companies may also be considering offering mortgage insurance.

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

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2006	2005	2004	2003	2002
FHA/VA	18.3%	23.5%	32.8%	36.4%	35.6%
Private Mortgage Insurance	81.7%	76.5%	67.2%	63.6%	64.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source:	Inside Mortgage Finance; based upon primary NIW but includes certain insurance written that we classify as pool insurance.

Effective January 1, 2006, the U.S. Housing and Urban Development Department, or HUD, in accordance with its indices, set the maximum single-family loan amount that the FHA can insure at $362,790 in “high-cost” areas. Excluding “high-cost” areas, the maximum mortgage loan amount that the FHA can insure is 95% of the median area home price as determined by HUD. Private mortgage insurers have no limit as to maximum individual loan amounts that they can insure. Increases in the amount that these agencies can insure could cause future demand for private mortgage insurance to decrease. We and other private mortgage insurers also face competition in several states from state-supported mortgage insurance funds.

Fannie Mae and Freddie Mac—The GSEs

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. The GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage, as well as programs that provide for the restructuring of existing mortgage insurance with reduced amounts of primary insurance coverage and the addition of pool insurance coverage. One of the GSEs has expressed its intention to increase its use of alternative structures, including credit default swaps, to manage its credit risk.

Federal Home Loan Banks

The Federal Home Loan Banks, or FHLBs, purchase single-family conforming mortgage loans originated by participating financial institutions. Typically, mortgage insurance coverage is placed on these loans when the LTV exceeds 80%.

Financial Institutions and Mortgage Lenders

The private mortgage insurance industry faces competition from the home equity lending operations of financial institutions and other mortgage lenders who structure their high LTV residential loans in such a way that mortgage insurance is not required. Certain lenders originate mortgages that have a first mortgage lien with an LTV of 80%, and a second mortgage lien ranging from 5% to 20% LTV. These loans are commonly referred to as simultaneous seconds, “piggybacks,” 80/10/10, 80/20 or 80/15/5 loans. Since the first mortgage is only an 80% LTV, the GSEs do not require mortgage insurance with respect to either mortgage, even though the combined LTV exceeds 80%. These products have grown in popularity since 2003 due to a number of factors, including low interest rates, high home appreciation rates and an increased focus by lenders on home equity lending. The increased popularity and use of these and other similar products have reduced the available market for primary mortgage insurance.

In addition, we and other private mortgage insurers compete with financial institutions, primarily commercial banks and thrifts, which retain risk on all or a portion of their high LTV mortgage portfolios rather than obtain insurance for this risk. Our use of captive reinsurance with certain lenders with whom we do business (see Captive Reinsurance, above) also negatively impacts our risk in force and premiums earned.

Structured Finance—Competitors

In order to participate in structured finance transactions, we must compete against other mortgage insurers as well as other well-capitalized credit enhancement providers, including financial guarantors. In addition, the frequent design and use of MBS structures that do not include third party credit enhancement negatively affects the private mortgage insurance market and our insurance in force and NIW.

3.	Customers

Our U.S. customers are primarily mortgage lenders, savings institutions, commercial banks, investors (including the GSEs), the FHLBs, and other capital market participants. In 2006, PMI’s top ten customers generated 43.9% of PMI’s premiums earned compared to 42.8% in 2005. The beneficiary under PMI’s master policies is the owner of the insured loan. The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the beneficiaries of a substantial portion of PMI’s mortgage insurance coverage.

4.	Business Composition

Persistency; Policy Cancellations.    A significant percentage of PMI’s premiums earned is generated by insurance policies written in previous years. Consequently, the level of policy cancellations and resulting length of time that insurance remains in force are key determinants of PMI’s revenues and net income. One measure of the impact of policy cancellations on insurance in force is our persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The following table shows average annual mortgage interest rates and PMI’s primary portfolio persistency rates from 1997 to 2006.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Interest Rate*	7.6%	6.9%	7.4%	8.1%	7.0%	6.5%	5.8%	5.8%	5.9%	6.4%
Persistency Rate	80.8%	68.0%	71.9%	80.3%	62.0%	56.2%	44.6%	60.9%	61.9%	69.6%

*	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac data.

As shown by the above table, low or declining interest rate environments are major factors in shortening the length of time our primary insurance in force has remained in effect. Between 2001 and 2003, declining interest rates resulted in heavy mortgage refinance activity, causing PMI’s policy cancellations to increase, thereby negatively impacting earned premiums. In 2004, 2005 and 2006, the persistency rate improved as a result of stabilizing or increasing interest rates and declining levels of mortgage refinance activity.

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

Risk in Force.    PMI’s primary risk in force was $25.7 billion as of December 31, 2006 and $25.0 billion as of December 31, 2005. The composition of primary and pool risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	As of December 31,
	2006	2005	2004	2003	2002
Primary Risk in Force (in percentages)*
LTV:
Above 97s	17.6%	14.3%	11.9%	8.6%	2.8%
97s	4.6%	5.3%	6.6%	7.4%	6.9%
95s	31.0%	33.7%	36.4%	37.6%	41.3%
90s	37.9%	37.4%	35.9%	37.0%	39.0%
85s and below	8.9%	9.3%	9.2%	9.4%	10.0%

Loan Type:
Fixed	81.3%	80.4%	85.5%	90.4%	90.9%
ARMs	18.7%	19.6%	14.5%	9.6%	9.2%

Interest Only	9.9%	6.2%	n.m.	n.m.	n.m.
Payment Option ARMs	4.5%	3.5%	n.m.	n.m.	n.m.

Property Type:
Single-family detached	82.7%	83.8%	84.7%	85.8%	87.6%
Condominium, townhouse, cooperative	11.9%	11.5%	10.7%	10.0%	8.5%
Multi-family dwelling and other	5.4%	4.7%	4.6%	4.2%	3.9%

Occupancy Status:
Primary residence	88.8%	91.0%	93.2%	94.8%	95.6%
Second home	3.9%	3.4%	2.7%	2.2%	1.8%
Non-owner occupied	7.3%	5.6%	4.1%	3.0%	2.6%

Loan Amount:
$100,000 or less	17.9%	19.5%	20.5%	21.9%	23.6%
Over $100,000 and up to $250,000	56.4%	59.1%	61.9%	63.4%	64.6%
Over $250,000	25.7%	21.4%	17.6%	14.8%	11.9%

GSE conforming loans**	91.7%	91.8%	93.3%	93.9%	92.9%

GSE non-conforming loans**	8.3%	8.2%	6.7%	6.1%	7.1%

Less-than-A Quality	8.0%	9.3%	10.9%	11.9%	11.9%

Alt-A	19.9%	17.2%	12.7%	8.7%	6.3%

Average primary loan size (in thousands)	$142.5	$136.0	$131.1	$127.3	$123.1

Pool Risk in Force (in millions)
GSE Pool	$112.2	$116.0	$122.2	$485.3	$794.1
Old Pool	$346.7	$420.6	$501.7	$656.8	$863.8
Modified Pool	$2,527.0	$1,809.6	$1,517.1	$1,390.9	$1,159.6
Other Traditional Pool	$230.6	$242.8	$266.8	$325.2	$310.1

*	Due to rounding, the sums of the percentages may not total 100%.
**	GSE conforming loans have principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. GSE non-conforming loans have principal balances that exceed the GSE loan limits. Since January 1, 2006, the maximum single-family principal balance loan limit has been $417,000.
n.m.	not meaningful

•

High LTV Loans.    LTV is the ratio of the original loan amount to the value of the property. In our experience, 95s, mortgages with LTVs between 90.01% and 95.00%, have higher claims frequencies than those of 90s, mortgages with LTVs between 85.01% and 90.00%. In addition, we believe that 97s, mortgages with LTVs between 95.01% and 97.00%, and Above 97s, mortgages with LTVs exceeding 97.00%, have higher claims frequencies than 95s.

•

Fixed v. Adjustable Rate Mortgages.    Based on our experience, the claims frequency of adjustable rate mortgages, or ARMs, is generally higher than on fixed rate loans. We consider a loan an ARM if its interest rate may be adjusted prior to the loan’s fifth anniversary.

•

Interest Only Loans and Payment Option ARMs.    Since 2004, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and we have insured an increased amount of these loans during this period. Borrowers with interest only loans do not reduce principal during the initial deferral period (usually between two and ten years) and therefore do not accumulate equity through loan amortization during the initial deferral period. With a payment option ARM, a borrower generally has an option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed. Depending on prevailing interest rates and payment amounts, monthly payments may not be sufficient to fully cover interest due, in which case the shortfall is added to the principal amount of the loan in a manner known as “negative amortization.” While typically the amount of negative amortization allowed under the loan is capped, borrowers with payment option ARMs may choose not to reduce principal during the early years of the loan and may increase the principal amount owed. Accordingly, interest only loans and payment option ARMs have more exposure to declining home prices than amortizing loans. In addition, these loans may have interest rate risks similar to traditional ARMs.

•

Less-than-A Quality and Alt-A Loans.    We insure less-than-A quality loans and Alt-A loans through our primary flow and structured finance channels. We define less-than-A quality loans to include loans with FICO scores generally less than 620. We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the loan includes certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment.

•

Average Primary Loan Size.    As the table above shows, our average insured loan size increased each year since 2002. These increases were primarily caused by home price appreciation throughout the United States. Because our premium rates are based in part upon the size of the insured loan, higher average loan sizes favorably impact premiums written and earned. Our obligation to an insured with respect to a claim is generally determined by multiplying the stated coverage percentage by the loss amount, which includes any unpaid principal and interest. Accordingly, higher insured loan balances could negatively affect our average claim sizes.

As shown in the table above, the percentages of risk in force containing Above 97s, interest only loans, payment option ARMs, and Alt-A loans increased in 2006. We believe that these increases were driven by, and reflect, higher concentrations of these types of loans as percentages of both the 2006 mortgage origination market and the 2006 private mortgage insurance market. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance Operations, Credit and portfolio characteristics.)

We expect higher default and claim rates for high LTV loans, ARMs, interest only loans, payment option ARMs, less-than-A quality, and Alt-A loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing, and loss and claim estimates. In 2006, PMI’s average premium rate increased primarily as a result of its primary portfolio containing higher percentages of high LTV and Alt-A loans. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. We offer pre- and post-purchase borrower counseling as part of certain expanding markets programs in an effort to reduce the risk of default on those loans. We also believe that the risk reduction features of our modified pool products, which may include deductibles, mitigate our risk of loss from the loans insured.

The following table shows U.S. primary risk in force by FICO score:

	Percentage of Primary Risk in Force by FICO Score As of December 31,
	2006	2005	2004
FICO Score:
Less than 575	2.1%	2.5%	3.0%
575—619	5.9%	6.8%	7.9%
620—679	34.7%	34.6%	33.8%
680—719	24.5%	24.1%	23.4%
720 and above	31.5%	30.6%	30.3%
Unreported	1.3%	1.4%	1.6%

Total	100.0%	100.0%	100.0%

5.	Sales and Product Development

We employ a sales force located throughout the U.S. to directly sell products and services to lenders. Our U.S. sales force is comprised entirely of PMI employees who receive compensation consisting of a base salary and incentive compensation tied to performance objectives. PMI’s product development and structured finance departments have primary responsibility for the creation of new products and services.

6.	Risk Management

Risk Management Approach

We utilize proprietary and other statistical models to measure and predict loan performance based on the historical prepayment and loss experience of loans. We analyze performance based on borrower, loan and property characteristics, along with geographic factors, through historic economic and real estate cycles. We use the outputs from these models to develop and refine how we price our coverage and in the establishment of national and regional underwriting guidelines to control the concentrations of risk in PMI’s portfolio. In developing guidelines, we also take into account the GSEs’ underwriting guidelines. Our underwriting guidelines generally allow us to place mortgage insurance coverage on any mortgage loan accepted by the GSEs’ automated underwriting systems for purchase by the GSEs.

We continually monitor risk concentrations in our portfolio using various statistical tools. Among these are the pmiAURAsm System and the PMI Market Risk Indexsm. The pmiAURAsm System is a proprietary risk scoring tool we developed over 19 years ago that assigns a unique risk score to each loan in PMI’s portfolio corresponding to the predicted likelihood of an insured loan going to claim based on demographic, geographic, economic, and loan specific characteristics. The PMI Market Risk Indexsm is a proprietary statistical model that predicts the probability of a decline in home prices during the next two years in the Metropolitan Statistical Areas in the United States based on local, historical home price appreciation, changes in the local labor markets and local home affordability. We publish the output of this model on a quarterly basis.

Underwriting Process

To obtain mortgage insurance on an individual mortgage loan, a customer submits an application to us. If the loan is approved for mortgage insurance, we issue a commitment to the customer. During the last several years, advances in technology have enabled us to offer customers the option of electronic submission of applications and supporting documentation, as well as electronic receipt of insurance commitments and certificates. Customer use of our electronic delivery options accounted for approximately 79% of PMI’s new policies issued in the primary flow channel in 2006, compared to approximately 75% in 2005 and 69% in 2004.

Delegated Underwriting.    More than 81% of PMI’s flow NIW is underwritten pursuant to a delegated underwriting program that allows approved lenders, subject to our routine audit, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance. If a lender participating in the program commits us to insure a loan that fails to meet all of the applicable underwriting guidelines, we are obligated to insure such a loan except under certain narrowly-drawn exceptions, such as a failure to meet maximum LTV criteria. Delegated underwriting enables us to meet mortgage lenders’ demands for immediate insurance coverage of certain loans. We believe that the performance of our delegated insured loans will not vary materially over the long-term from the performance of all other insured loans.

Non-Delegated Underwriting.    Flow customers that are not approved to participate in the delegated program generally must submit to us an application for each loan, supported by various documents. Verification of the borrower’s employment, income and funds needed for the loan closing are required in addition to the appraisal.

Structured Transactions.    Structured transactions (including both primary and modified pool insurance) generally involve our bidding for a customer’s delivery to us of a portfolio of loans that have been previously underwritten and closed under one or more loan programs. Regardless of the fact that the customer or lender has previously underwritten the loans, we evaluate each transaction on a loan-by-loan basis and as a portfolio. In the loan-by-loan review, we analyze the characteristics of each loan and compare them to forecasts of performance generated by proprietary performance and pricing models. In the portfolio review, we analyze the diversity and the aggregate risk characteristics of the portfolio as a whole. We also review the applicable servicer ratings and origination practices as well as the risks and potential mitigating factors inherent in the proposed coverage structure, which may include, among other things, coverage limits, stop loss limits and deductibles.

In some structured transactions, we provide commitments for the future delivery of insurance coverage. The same processes described above are used to review an indicative portfolio of loans. Our commitments are contingent upon a loan-by-loan review of the actual loans delivered and allow for adjustments if the characteristics of the actual delivery vary materially from those of the indicative portfolio.

Contract Underwriting

Contract underwriting services are provided by our wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC provides contract underwriting services for mortgage loans for which PMI provides mortgage insurance and for mortgage loans for which PMI does not provide insurance. MSC also performs the contract underwriting activities of CMG MI.

As a part of its contract underwriting services, MSC provides to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC fails to properly underwrite a mortgage loan. These remedies are separate from the insurance coverage provided by PMI. MSC paid or accrued $12.4 million in contract underwriting remedies in 2006, compared to $14.5 million in 2005. Worsening economic conditions or other factors that could lead to increases in PMI’s primary insurance default rate could also cause the number and magnitude of the remedies that must be offered by MSC to increase.

New policies processed by MSC contract underwriters in 2006 declined to 14.8% of PMI’s primary NIW from 18.1% in 2005. We anticipate that loans underwritten by MSC will continue to make up a significant percentage of PMI’s NIW and that contract underwriting will remain the preferred method among some mortgage lenders for processing loan applications. The number of contract underwriters deployed by MSC is related to the volume of mortgage originations.

7.	Expanding Markets

Expanding homeownership opportunities for low- to moderate-income individuals and typically underserved communities is important to us. Our approach to affordable lending is to develop, insure and promote products and services that assist responsible borrowers who may not qualify for mortgage loans under traditional underwriting practices. These products and services do not accommodate borrowers who have failed to manage their affairs responsibly; rather, they seek to identify those home buyers who have met or will meet their obligations in a timely and conscientious manner. The beneficiaries of these programs have included recent immigrants who have not established traditional credit histories, borrowers not accustomed to using traditional savings institutions, borrowers with less than five percent for a down payment, and home buyers who, although consistently employed, lack the stability traditionally associated with having a single employer due to the nature of their employment.

We have also established partnerships with numerous national and local organizations to mitigate affordable housing risks, expand the understanding of responsibilities of homeownership and promote community revitalization. Although programs offered under our affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs, some programs utilize affordable underwriting guidelines established by lenders that differ from our standard criteria. We believe that some insured affordable housing loans may carry higher risks than other insured loans. As a result, we have instituted various programs, including pre- and post-purchase borrower counseling, risk-sharing and risk-based pricing, seeking to mitigate the additional risks that may be associated with some affordable housing loan programs.

8.	Defaults and Claims

Defaults

Our claim process begins with notification by the insured or servicer to us of a default on an insured loan. “Default” is defined in PMI’s primary master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default for the purposes of reporting defaults and default rates until a loan has been delinquent for two consecutive monthly payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive payments could be reported to us between the 31st and 60th day after the first missed payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, and interest rate levels. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage.

In most cases, defaults that are not cured result in claims. However, because the rate at which defaults cure is influenced by borrowers’ financial resources and regional housing and economic conditions, the frequency of claims is not directly proportional to the number of defaults we receive. PMI partners with lenders to work with borrowers to cure defaults through repayment plans, loan modifications and short sales.

Primary default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s primary risk in force. Default rates are shown by region based on location of the underlying property.

	Primary Default Rates by Region as of December 31,
	2006	2005	2004
Region
Pacific (1)	2.98%	2.55%	2.74%
New England (2)	4.27%	3.78%	3.19%
Northeast (3)	5.51%	5.34%	4.75%
South Central (4)	5.21%	7.16%	4.85%
Mid-Atlantic (5)	3.39%	3.36%	3.33%
Great Lakes (6)	8.86%	7.79%	7.29%
Southeast (7)	5.74%	6.31%	5.57%
North Central (8)	5.60%	5.22%	4.63%
Plains (9)	4.57%	4.53%	3.94%
Total Primary Portfolio	5.55%	5.74%	4.86%

(1)	Includes California, Hawaii, Nevada, Oregon and Washington and Alaska.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of Primary Risk in Force as of December 31, 2006	Primary Default Rates for Top Ten States by Primary Risk in Force (1)
		Default Rate as of December 31,
		2006	2005	2004	2003	2002
Florida	10.7%	3.44%	3.91%	3.97%	3.89%	4.15%
Texas	7.4%	5.63%	6.47%	5.39%	5.02%	4.27%
California	7.0%	3.56%	2.34%	2.57%	3.08%	3.20%
Illinois	5.1%	5.58%	5.41%	4.82%	4.55%	4.39%
Georgia	4.7%	7.86%	8.16%	7.20%	5.99%	5.13%
Ohio	4.3%	8.79%	7.68%	7.64%	6.86%	5.80%
New York	3.8%	5.40%	4.93%	4.52%	4.52%	4.35%
Pennsylvania	3.6%	6.00%	5.93%	5.22%	4.64%	4.21%
Michigan	3.2%	10.83%	8.85%	7.54%	6.76%	6.10%
New Jersey	3.1%	4.62%	4.74%	4.22%	4.29%	3.71%

(1)	Top ten states as determined by primary risk in force as of December 31, 2006.

Claims and Policy Servicing

Whether an uncured default leads to a claim principally depends on the borrower’s equity in the underlying property at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the likelihood of a defaulted loan being reinstated is minimal, we work with the servicer of the loan for a possible loan workout or early disposal of the underlying property. Property dispositions typically result in a reduction in our losses compared to the percentage coverage option amount payable under PMI’s master policies.

Within 60 days after a primary insurance claim and supporting documentation have been filed, we have the option of:

•	paying the coverage percentage specified in the certificate of insurance multiplied by the loss amount;

•

in the event the property is sold pursuant to an agreement made prior to or during the 60-day period after the claim is filed, which we refer to as a prearranged sale, paying the lesser of (i) 100% of the loss amount less the proceeds of sale of the property or (ii) the specified coverage percentage multiplied by the loss amount; or

•

paying 100% of the loss amount in exchange for the insured’s conveyance to us of good and marketable title to the property, with us then selling the property for our own account. Properties acquired under this option are included on PMI’s balance sheet in other assets as residential properties from claim settlements, also referred to as real estate owned, or REO.

While we select the claim settlement option that best mitigates the amount of our claim payment, we generally pay the coverage percentage multiplied by the loss amount. In 2006 and 2005, we processed 22.9% and 25.1%, respectively, of the paid primary insurance claims on the basis of a prearranged sale. In 2006 and 2005, we exercised the option to acquire the property on 4.6% and 3.6%, respectively, of the primary claims processed for payment. At December 31, 2006, our carrying value, which approximates fair value, of REO properties was $26.9 million compared to $18.5 million at December 31, 2005.

Claims and the Aging of PMI’s Insurance Portfolio.    Claims activity is not spread evenly throughout the coverage period of a primary insurance book of business. We expect the significant majority of claims on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. Primary insurance written from the period of January 1, 2003 through December 31, 2005 represented 58.1% of PMI’s primary insurance in force at December 31, 2006.

The following table sets forth the dispersion of PMI’s primary insurance in force and risk in force as of December 31, 2006, by year of policy origination and average annual mortgage interest rate.

	Insurance and Risk in Force by Policy Year and Average Coupon Rate
	Average Rate (1)	Primary Insurance in Force	Percent of Total	Primary Risk in Force	Percent of Total
		(In millions)		(In millions)
Policy Year
1997 and prior	—%	$1,372	1.3%	$336	1.3%
1998	6.9%	899	0.9%	235	0.9%
1999	7.4%	1,446	1.4%	377	1.5%
2000	8.1%	790	0.8%	190	0.7%
2001	7.0%	2,978	2.9%	696	2.7%
2002	6.5%	6,277	6.1%	1,520	5.9%
2003	5.8%	17,245	16.8%	4,084	15.9%
2004	5.8%	17,711	17.3%	4,507	17.5%
2005	5.9%	24,668	24.0%	6,254	24.3%
2006	6.4%	29,249	28.5%	7,512	29.3%

Total Portfolio		$102,635	100.0%	$25,711	100.0%

(1)	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac and Mortgage Bankers Association data.

Claim Severity.    The severity of an individual claim is calculated as the ratio of the claim paid to the original risk in force relating to the loan. The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured, foreclosure expenses, the amount of mortgage insurance coverage placed on the loan, and the time required to complete foreclosure, which varies depending on state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average primary claim severity has decreased from 100% in 1994 to 86.1% in 2005 and 2006. Average primary claim severity is, for a given period, primary claims paid as a percentage of the total risk in force of primary loans for which claims were paid.

Pool Claims.    Pool claims are generally filed after the underlying property is sold. We settle a pool claim in accordance with the terms of the applicable pool insurance policy, which includes a stop loss limit and, in some cases, a specified deductible. Subject to such stop loss limit and any deductible, our modified pool insurance generally covers a specified percentage of the particular loss less net proceeds from the sale of the property and any primary claim proceeds. Our traditional pool insurance generally covers 100% of the loss less net proceeds from the sale of the property and any primary claim proceeds. Other pool insurance policies may include a maximum coverage percentage or a defined benefit. Claims relating to policies with a maximum coverage percentage are settled at the lesser of the actual loss or the maximum coverage set forth in the applicable policy. Claims relating to policies with defined benefits are settled at the maximum coverage percentage set forth in the applicable policy. We settle pool claims upon receipt of all supporting documentation.

Primary insurance claims paid by PMI in 2006 decreased to $214.0 million from $214.9 million in 2005. Pool insurance claims paid by PMI in 2006 (excluding Old Pool) decreased to $18.3 million from $21.6 million in 2005.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of the year of original policy issuance (“policy year”) and each successive year thereafter, expressed as a percentage of the cumulative premiums written on such policies.

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written (Gross)*

Year	Policy Issue Year (Loan Closing Year)
	1987	1988	1989	1990	1991	1992	1993	1994	1995	1996
1	—	—	—	—	—	—	—	—	0.1	—
2	0.4	0.1	0.3	0.7	0.8	1.1	1.0	1.0	2.8	2.9
3	2.0	2.0	3.6	7.1	6.6	6.9	5.5	6.5	10.4	8.3
4	5.1	6.1	10.8	17.8	16.9	16.3	13.4	13.7	15.4	11.9
5	9.7	11.6	21.9	31.7	28.9	28.3	18.7	18.0	18.2	14.2
6	13.1	18.5	32.4	41.8	39.8	36.1	21.1	20.1	19.2	15.3
7	17.5	23.1	40.3	50.5	47.4	40.3	21.9	20.9	20.1	15.8
8	20.7	26.2	45.7	56.2	51.3	41.5	22.0	21.3	20.3	16.1
9	23.0	29.1	49.6	59.2	52.7	41.3	21.8	21.3	20.4	16.3
10	25.1	31.5	51.7	60.9	52.6	41.1	21.6	21.3	20.5	16.5
11	26.5	33.6	52.8	61.4	52.7	41.0	21.7	21.4	20.6	16.6
12	27.8	34.6	53.1	61.4	52.7	41.0	21.7	21.4	20.7
13	28.4	35.0	53.3	61.4	52.6	41.0	21.7	21.4
14	28.6	35.2	53.3	61.4	52.6	41.0	21.6
15	28.5	35.2	53.2	61.4	52.6	41.0
16	28.5	35.2	53.2	61.5	52.6
17	28.6	35.2	53.2	61.5
18	28.6	35.2	53.2
19	28.5	35.2
20	28.5

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
1	—	—	0.1	1.2	1.1	0.1	0.1	0.1	0.1	0.3
2	2.3	1.2	2.7	10.2	6.6	4.5	2.8	3.9	4.9
3	5.8	3.8	5.9	21.8	22.5	14.5	8.9	12.3
4	8.7	5.7	8.6	35.2	34.1	23.3	13.9
5	10.4	6.7	11.1	43.0	42.0	27.7
6	11.1	7.7	12.7	48.0	45.8
7	11.9	8.3	13.9	50.3
8	12.4	8.8	14.4
9	12.8	9.0
10	13.0

*	Gross premiums written includes ceded and refunded premiums.

The above table shows that all policy years through 1996 have cumulative loss payment ratios at the end of 2006 that differ by no more than 0.1% from the end of 2005, an indication that these ratios have stabilized and reached their ultimate development for each of these policy years. Policy years 1997 through 1999 also have seen only slight claims development since the end of 2005.

Policy years 1987 through 1988 have developed to cumulative loss payment ratios of 28.5% and 35.2%, respectively. Policy years 1989 through 1992 have developed to somewhat higher ratios between 41.0% and 61.5%, reflecting both higher levels of claims on California loans insured in those years, as well as higher prepayment speeds when market rates dropped to relatively low levels from late 1992 through early 1994. Loss payment ratios continued to decline year-to-year after 1993, bottoming out at 9.0% at the end of nine years for the 1998 policy year, a record low. The declines were due to an improvement in California’s economy and a strong national economy with no material regional weaknesses. The 1999 policy year is developing at a level slightly higher than 1998, but still at low levels. Given the small amount of business left in the 1996 through 1999 books, further development is expected to be immaterial.

The higher levels of claims in the 2000 and 2001 policy years were a result of an expansion into less-than-A quality and Alt-A loan product offerings primarily through the introduction of our structured transactions channel. These loan types generally have shorter lives and earlier incidence of default than A quality loans, leading to earlier emergence of claims and shorter streams of premium income. In addition, our A quality business written in 2000 and 2001 was subject to high levels of policy cancellations in 2003 due to low interest rates and heavy refinancing. These policy cancellations decreased the accumulated premium received from the 2000 and 2001 policy years, affecting the cumulative loss payment ratio development by increasing the ratio of claims paid to premiums received.

The 2002 book year is developing favorably compared to 2000 and 2001 due to a lower level of claims. 2003 is performing favorably compared to 2002 due to lower levels of claims and higher persistency. 2004 has a slightly higher cumulative loss payment ratio development at two and three years than 2003, due to slightly higher claims development and comparable persistency. 2005 has a higher cumulative loss payment ratio development at two years primarily due to higher claims development associated with the portion of PMI’s portfolio that contains ARMs, high LTV and less-than-A quality loans and the seasoning of primary NIW acquired principally through our structured finance channel.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to us and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to the loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (“LAE”) reserves, and incurred but not reported (“IBNR”) reserves. IBNR reserves represent our estimated unpaid losses on loans that are in default but have not yet been reported to us as delinquent by our customers. Loss reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices, PMI does not establish loss reserves for estimated potential defaults that have not occurred but that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates, Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data—Note 8. Reserve for Losses and Loss Adjustment Expenses.

9.	Reinsurance

We and other mortgage insurers use reinsurance for capital and risk management purposes. Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurance company simply agrees to indemnify PMI for the reinsurance company’s share of losses incurred under designated insurance policies, unlike an assumption and novation agreement, where the assuming reinsurance company’s liability to the policyholder is substituted for that of PMI.

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

Effective January 1, 2001, PMI commenced reinsuring our wholly-owned Australian subsidiary, PMI Mortgage Insurance Ltd, on an excess-of-loss basis. Under the terms of the agreement, for each of the calendar years from 2001 through 2005, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 130% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 220% of such net earned premiums. Beginning January 1, 2006, PMI is obligated to indemnify PMI Mortgage Insurance Ltd for losses that exceed 100% of PMI Mortgage Insurance Ltd’s net earned premiums for each such year, but not for losses that exceed 190% of such net earned premiums. The agreement provides for automatic one-year extensions, unless terminated upon prior notice by either party. Upon such notice of termination, the agreement would continue in effect in the year of such notice and for the next four calendar years.

Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured, and as a result, the portion of such insurance in excess of 25% must be reinsured. To minimize reliance on third party reinsurance companies and to permit PMI to retain the premiums (and related risk) on deep coverage business, The PMI Group, our parent company, formed several wholly-owned subsidiaries including Residential Guaranty Co., or RGC, Residential Insurance Co., or RIC, and PMI Mortgage Guaranty Co., or PMG, to provide reinsurance of such deep coverage to PMI. These deep cede reinsurance agreements with RGC, PMG and RIC replaced reciprocal deep cede reinsurance agreements that PMI had with certain non-affiliate mortgage insurance companies, which have now largely runoff. PMI uses reinsurance provided by its reinsurance affiliates solely for purposes of compliance with statutory coverage limits. CMG MI also uses reinsurance provided by its reinsurance affiliate, CMG Reinsurance Company, to comply with statutory limits.

As discussed in Section B.1, Products, above, PMI also reinsures portions of its risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders.

10.	Regulation

State Regulation

General.    Our U.S. mortgage insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments of the various states in which they are licensed to transact business. The principal aim of this regulation is to safeguard their solvency for the protection of policyholders. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine the financial books and records of companies, as well as their market conduct and practices, and to enforce rules or exercise discretion touching most significant aspects of the insurance business.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other kinds of insurance. Our non-insurance subsidiaries are not subject to regulation under state insurance laws except with respect to transactions with their insurance affiliates.

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

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between or among The PMI Group and its domestic and international subsidiaries. For example, no person may, directly or indirectly, offer to acquire or acquire voting securities of The PMI Group or any one of the Arizona subsidiaries, if after consummation thereof, such person would be in control, directly or indirectly, of such entity, unless such person obtains the Arizona Director of Insurance’s prior approval. For purposes of the foregoing, “control” is rebuttably presumed to exist if such person, following the acquisition, would, directly or indirectly, own, control or hold with the power to vote or hold proxies representing 10% or more of the entity’s voting securities. In addition, all material transactions involving PMI Mortgage Insurance Co., referred to as MIC, PMG, RGC, and/or RIC and any of their affiliates, such as PMI Australia and PMI Europe, are subject to prior approval of the Arizona Director of Insurance, and are subject to disapproval if they are found to be not “fair and reasonable.” MIC, on behalf of itself and its affiliates, is required to file an annual insurance holding company system registration statement with the Arizona and Wisconsin Departments of Insurance (and any other states that so request) disclosing all inter-affiliate relationships, transactions and arrangements that occurred or were in effect during the prior calendar year, and providing information on The PMI Group, the holding company’s “ultimate controlling person.” We must also submit and update biographical information about the executive officers and directors of the holding company’s insurance subsidiaries, as well as executive officers and directors of The PMI Group.

The insurance holding company laws and regulations are substantially similar in Wisconsin (where CMG MI, Commercial Loan Insurance Corporation, or CLIC, and WMAC Credit Insurance Corporation, or WMAC Credit, are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective states of domicile. FGIC is subject to regulation under insurance holding company statutes of New York, where it is domiciled, as well as other jurisdictions where FGIC is licensed to do insurance business. Transactions between FGIC and The PMI Group and its subsidiaries are subject to prior approval of the New York Department of Insurance.

Risk-to-Capital.    A number of states generally limit the amount of insurance risk that may be written by a mortgage insurer to 25 times the insurer’s total policyholders’ surplus. PMI’s risk-to-capital ratio as of December 31, 2006 was 8.1 to 1.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years (and then released into surplus), although earlier releases may be authorized by state insurance regulators in certain cases. The first year that MIC released contingency reserves into surplus, following the ten year holding period, was 2002. At December 31, 2006, PMI had statutory policyholders’ surplus of $638.0 million and statutory contingency reserves of $2.7 billion.

Dividends.    MIC paid extraordinary dividends of $350 million and RGC paid ordinary dividends of $10 million to The PMI Group in 2006. Our Arizona insurance subsidiaries’ ability to pay dividends (including returns of capital) to The PMI Group as their sole shareholder is limited, among other things, by the insurance laws of Arizona and other states. Under Arizona law, an insurance subsidiary may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s net investment income. MIC is permitted to pay ordinary dividends (as such are termed under the Arizona statute) to The PMI Group of $51.8 million in 2007 without prior approval of the Arizona Director of Insurance, provided that any such dividends are paid after the first anniversary of payment of the last installment of 2006 dividends. Any dividend in excess of this amount (either alone or together with other dividends/distributions made in the last 12 months) is an extraordinary dividend and requires the prior approval of the Arizona Director of Insurance. The Arizona Director of Insurance may approve an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs. On June 7, 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million. This dividend was paid to the PMI Group in two installments of $150 million in August of 2006 and $100 million in September of 2006. On December 14, 2006, the Director of the Arizona Department of Insurance approved an additional extraordinary dividend request of $250 million. In December 2006, a $100 million installment of this dividend was paid to The PMI Group. The second installment of the approved $250 million dividend is expected to be paid in the first half of 2007.

In addition to Arizona, other states may limit or restrict our insurance subsidiaries’ abilities to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. CMG MI is subject to shareholder dividend/distribution restrictions under Wisconsin laws similar to those applicable to PMI.

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

Premium Rates and Policy Forms.    Our insurance subsidiaries’ borrower-paid premium rates and policy forms are subject to regulation in every jurisdiction in which each is licensed to transact business. In most U.S. jurisdictions, policy rates must be filed prior to their use. In some U.S. jurisdictions, forms must also be approved prior to use.

Reinsurance.    Regulation of reinsurance varies by state. With the notable exceptions of Arizona, Illinois, Wisconsin, New York, and California, most states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurance companies. Under such laws, if a reinsurance company is not admitted or accredited in such states, the domestic company ceding business to the reinsurance company cannot take credit in its statutory financial statements for the risk ceded to such reinsurance company absent compliance with certain minimum statutory capital and reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements even if no statutory financial statement credit is taken.

Examinations.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their financial condition and market conduct by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. The Arizona Director of Insurance last examined MIC in 2003 for the five year period ended December 31, 2002. In lieu of examining a foreign insurer (i.e., an insurer licensed but not domiciled in a state), the insurance supervisors may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Thus, while states have the authority to examine all licensed insurers, in practice, insurance supervisors for the most part defer to the examination reports issued by the domiciliary supervisor. CMG MI, CLIC and WMAC Credit were examined by the Wisconsin Department of Insurance in 2003 for the three year period ended December 31, 2002. The final examination reports are public records and can be obtained from the applicable state’s department of insurance.

GSEs.    In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet Fannie Mae’s and Freddie Mac’s eligibility requirements. These requirements, among other things, impose standards for minimum ratings, legal compliance, use of reinsurance, including captive reinsurance, policies and procedures, risk-sharing, and reporting requirements.

National Association of Insurance Commissioners.    The National Association of Insurance Commissioners, or NAIC, is an organization of the state insurance regulators of all 50 states, the District of Columbia, Puerto Rico, Guam, and U.S. Territories. A major objective of the NAIC is to promote uniformity and harmonization of insurance regulation among the states by the adoption and promulgation of model laws and regulations. The NAIC has developed a rating system, the Insurance Regulatory Information System, or IRIS, primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of key financial ratios, which are intended to indicate unusual fluctuations in an insurer’s statutory financial position and/or operating results. The NAIC applies its IRIS financial ratios to PMI on a continuing basis in order to monitor PMI’s financial condition.

Federal Laws and Regulation

Certain federal laws, such as the Homeowners Protection Act discussed below, directly affect private mortgage insurers. Private mortgage insurers, including PMI, are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on PMI. Legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Fair Credit Reporting Act, or FCRA, the Fair Debt Collection Practices Act, and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business.

The Homeowners Protection Act of 1998, or HOPA, provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. HOPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed on or after July 29, 1999. FHA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance would generally occur once the LTV reaches 78%. A borrower who has a “good payment history,” as defined by HOPA, may generally request cancellation of mortgage insurance once the LTV reaches 80% of the home’s original value or when actual payments reduce the loan balance to 80% of the home’s original value, whichever occurs earlier.

The Real Estate Settlement Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by PMI. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from giving or accepting any thing of value in connection with the referral of real estate settlement services. RESPA is enforced by HUD and the U.S. Department of Justice, and also provides for private rights of action. In late 2004, HUD announced that it intended to submit a rule proposal under RESPA to the Office of Management and Budget for review. HUD has taken no further action to date but senior officials have publicly stated that they continue to work on a new proposed rule. We do not know what form, if any, the rule will take and whether it will be approved.

Home Mortgage Disclosure Act of 1975.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through the Mortgage Insurance Companies of America, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Privacy and Information Security.    The Gramm-Leach-Bliley Act of 1999, or GLB, imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards (Security Guidelines), and interagency regulations regarding financial privacy (Privacy Rule) implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure to nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent, or “opt out” of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. With respect to PMI, GLB is enforced by the U.S. Federal Trade Commission (“FTC”) and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLB, including obligations to provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information. Privacy and data security in the financial service industry continue to be the subject of pending legislation on both federal and state levels.

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

C.	International Operations

Our International Operations segment generated 20.6% of our consolidated revenues in 2006 compared to 19.0% in 2005. Revenues from PMI Australia were $202.0 million and 16.8% of our consolidated revenues in 2006 and $170.8 million and 15.3% of our consolidated revenues in 2005. Revenues from PMI Europe were $33.9 million and 2.8% of our consolidated revenues in 2006 and $30.2 million and 2.7% of our consolidated revenues in 2005. Revenues from PMI Asia were $12.7 million and 1.0% of our consolidated revenues in 2006 and $11.4 million and 1.0% of our consolidated revenues in 2005. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations, and Item 8. Financial Statements and Supplementary Data—Note 17. Business Segments, for additional information about geographic areas.

Our international mortgage insurance and credit enhancement operations include our operations in Australia and New Zealand, the European Union and Hong Kong. We expect to begin operations in Canada in the first half of 2007 and are exploring other international opportunities.

Australia and New Zealand

Our Australia and New Zealand mortgage insurance operations, collectively “PMI Australia,” are headquartered in Sydney, Australia, with offices throughout Australia and New Zealand. PMI Australia’s financial strength is rated “AA” by S&P and Fitch, and “Aa2” by Moody’s. PMI Australia is a party to capital support agreements, guaranteed by The PMI Group, in which PMI agrees to provide funds to ensure that PMI Australia holds prudent levels of capital sufficient to maintain its credit ratings. At December 31, 2006, the total assets of PMI Australia were $1.1 billion compared to $0.9 billion at December 31, 2005.

Australian mortgage insurance, known as “lenders mortgage insurance,” or LMI, is characterized by single premiums and coverage of 100% of the loan amount. Lenders usually collect the single premium from a prospective borrower and remit the amount to PMI Australia as the mortgage insurer. PMI Australia recognizes earnings from single premiums in its financial statements over time in accordance with an actuarially determined multi-year schedule. Premiums are partly refundable if the policy is cancelled within the first year.

LMI covers the unpaid loan balance, plus selling costs and expenses, following the sale of the underlying property. Historically, loss severities have normally ranged from 20% to 30% of the original loan amount. In New Zealand, insurance coverage is predominantly “top cover,” where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand ranges between 20% and 30% of the original loan amount. Approximately 96% of PMI Australia’s risk in force covers Australian mortgages.

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

PMI Australia’s NIW includes flow channel insurance and insurance on loans underlying residential mortgage-backed securities, or RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that often have LTVs below 80%. In 2006, 49.5% of PMI Australia’s NIW was RMBS insurance written, compared to 36.8% in 2005. Activity levels in the Australian RMBS market vary from quarter to quarter and are strongly influenced by macro-economic factors.

The five largest Australian banks collectively provide 75% or more of Australia’s residential housing financing. These banks represented approximately 20% of PMI Australia’s gross premiums written in 2006, compared to approximately 26% in 2005. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies, credit unions, and non-bank mortgage originators. PMI Australia’s five largest customers provided 57.6% of PMI Australia’s 2006 gross premiums written, compared to 62.9% in 2005.

A significant portion of PMI Australia’s business is acquired through quota share reinsurance agreements with several of its lending customers’ captive LMI companies. These quota share reinsurance agreements typically contain a contractual period under which the lender agrees to send PMI Australia a proportion of business written. PMI Australia wrote approximately 31% of its new business premiums under these agreements in 2006, compared to approximately 37% in 2005.

PMI Australia’s principal competitor is Genworth Financial. Two other U.S.-based mortgage insurance companies, which have agreed to merge, have announced their intention to issue mortgage insurance in Australia in 2007. In addition, several large banks have captive LMI companies in Australia. We expect PMI Australia will face increased competition in the future. Such competition may take a number of forms including domestic and offshore LMI companies, reinsurers of residential mortgage credit risk, increased risk appetite from lender owned captive insurers and non insurance forms of credit risk transfer. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole.

PMI Australia is subject to regulation and examination by both the Australia and New Zealand regulatory authorities concerning many aspects of its business, including the ability to pay dividends. The Australian Prudential Regulation Authority (“APRA”) regulates financial services institutions in Australia, including mortgage insurance companies. APRA sets minimum capital levels and corporate governance requirements for PMI Australia, and reviews PMI Australia’s management, controls, underwriting, reporting, and reinsurance strategies.

APRA intends to implement Basel II capital requirements for financial institutions effective January 1, 2008. Such implementation may have a significant impact on the future market acceptance of LMI in Australia. PMI Australia has provided comments on APRA’s initial Basel II proposals. If adopted as APRA has proposed, the proposals could reduce the available market for LMI among PMI Australia’s bank customers. It is not known at this time whether APRA will revise its Basel II proposals in response to comments it received from LMI industry participants.

Risk in Force.    The composition of PMI Australia’s risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	December 31
	2006	2005	2004
Risk in Force (in percentages, except where indicated)*
LTV:
Above 97s	0.4	0.3	0.2
97s	0.5	0.4	0.3
95s	15.3	15.0	14.8
90s	16.2	18.5	19.0
85s and below	67.7	65.8	65.7

Property Type:
Single-family detached	90.2	89.6	90.9
Condominium, townhouse, cooperative	8.4	8.9	7.9
Multi-family dwelling and other	1.3	1.5	1.3

Occupancy Status:
Owner Occupied	83.2	81.5	81.0
Non-owner occupied	16.8	18.5	19.0

Loan Amount (in US$):
$100,000 or less	18.3	24.7	24.9
Over $100,000 and up to $250,000	53.6	53.4	53.2
Over $250,000	28.1	21.9	21.9

Low Documentation Loans	7.9	7.8	5.0

Average loan size (in thousands)	$141.0	$122.2	$122.7

Flow Risk in Force (in millions)	$81,490	$71,160	$68,885

RMBS Risk in Force (in millions)	$54,051	$37,591	$34,250

Total Risk in Force (in millions)	$135,541	$108,751	$103,135

*	Due to rounding, the sums of the percentages may not total 100%.

•

High LTV Loans.    High LTV loans for Australia are loans above 95% LTV. Loans above 100% LTV are not presently written in Australia. PMI Australia typically charges higher premium rates for coverage on high LTV loans.

•

Low Documentation Loans.    Low documentation (“Low Doc”) loans have become an increasing part of Australian and New Zealand lending. Low Doc loans are available only to self employed borrowers who self certify income where the LTV is 80% or less. Confirmation of self employment and good credit history is also required. Higher premium rates apply to these loans. Applicable bank capital regulations require lenders to allocate 100% capital for Low Doc loans above 60% LTV unless LMI coverage is acquired. We expect higher default and claims rates associated with Low Doc loans and incorporate these assumptions into our pricing and portfolio tolerances.

Underwriting and Claims Management.    PMI Australia utilizes the pmiAURAsm System, a statistical model used to analyze PMI Australia’s claims frequency risk, as part of its underwriting and risk analysis program. This methodology is the same as that applied by PMI in the U.S., but was developed for PMI Australia using Australian claims, economic and demographic information. The pmiAURAsm System assigns a predictive claim risk score to individual policies. PMI Australia also commenced the electronic submission of applications and delivery of underwriting decisions in 2004.

As in the United States, mortgage insurance underwriting decisions have been delegated by PMI Australia to certain of its customers. Delegated underwriting allows approved customers, subject to agreed policy limitations, to commit PMI Australia to offering LMI with respect to a mortgage loan. The pmiAURAsm System is also used to analyze these arrangements which are subject to regular compliance audit by PMI Australia. PMI Australia may be committed to insure a loan that fails to meet all the agreed delegated guidelines. Long-term performance of delegated insured loans is not expected to vary materially from the performance of all other insured loans.

The claims processes in Australia and New Zealand are similar to the process followed by PMI in the U.S. Claims activity in Australia and New Zealand is not spread evenly throughout the coverage period of an insurance book of business. We expect the significant majority of claims on insured loans in PMI Australia’s current portfolio to principally occur in the second through fourth years after loan origination. The following table sets forth the dispersion of PMI Australia’s risk in force as of December 31, 2006, by year of policy origination:

Policy Year	Primary Risk in Force	Percent of Total
	(in millions)
Prior to 1999	$13,669	10.1%
1999	3,594	2.7%
2000	5,019	3.7%
2001	7,281	5.4%
2002	8,720	6.4%
2003	13,466	9.9%
2004	22,819	16.8%
2005	22,168	16.4%
2006	38,805	28.6%

Total Portfolio	$135,541	100.0%

The following table sets forth default and claims experience for PMI Australia for the years 2004 through 2006:

	2006	2005	2004
Policies in force (as of December 31)	1,055,057	981,732	926,073
Loans in default (as of December 31)	2,281	1,264	751
Default rate (as of December 31)	0.22%	0.13%	0.08%
Flow default rate (as of December 31)	0.31%	0.17%	0.11%
RMBS default rate (as of December 31)	0.06%	0.05%	0.03%
Claims paid (in thousands)	$15,523	$3,261	$1,272
Number of claims paid	302	93	65
Average claim size (in thousands)	$51.4	$35.1	$19.6

Default rates differ from state to state in Australia depending upon economic conditions and cyclical growth patterns. The table below sets forth default rates by state for PMI Australia’s risk in force. Default rates are shown by state based on location of the underlying property.

	Percent of Risk in Force As of December 31, 2006	Default Rates by State As of December 31
		2006	2005	2004
State
Australian Capital Territory (ACT)	1.8%	0.09%	0.06%	0.02%
New South Wales (NSW)	35.8%	0.40%	0.23%	0.11%
Northern Territory (NT)	0.5%	0.05%	0.03%	0.22%
Queensland (QLD)	21.0%	0.16%	0.08%	0.05%
South Australia (SA)	6.5%	0.14%	0.08%	0.06%
Tasmania (TAS)	0.8%	0.13%	0.02%	0.03%
Victoria (VIC)	18.1%	0.25%	0.16%	0.10%
Western Australia (WA)	11.5%	0.06%	0.06%	0.06%
New Zealand (NZ)	4.0%	0.07%	0.05%	0.07%

Total Portfolio	100.0%

The higher default rates in nearly all of the above states in 2006 were driven primarily by higher interest rates and moderating or declining home prices across Australia. The largest increases in default rates were in the Sydney (NSW) area. The portion of PMI Australia’s risk in force relating to Low Doc loans also contributed to the increases in the default rates in 2006. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Operations—PMI Australia.) For discussion of PMI Australia’s loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, Reserves for Losses and LAE—International Operations.

Privacy.    As in the United States, the collection and use of personal information in Australia is subject to strict regulation at both the federal and state levels. For example, the Federal Privacy Act establishes a series of national privacy principles that apply to all businesses, including insurance companies. In general, companies may only collect, store, disclose, and use personal information if consent has been obtained from the persons concerned or if certain other conditions are met.

Europe

PMI Mortgage Insurance Company Limited (collectively with our other European subsidiaries referred to as “PMI Europe”) is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, with branches or offices in Milan, Frankfurt and Brussels, and an affiliated services company in London. PMI Europe is fully authorized to provide credit, suretyship and miscellaneous financial loss insurance by Ireland’s Financial Regulator. This authorization enables PMI Europe to offer its products in the European Union member states and certain other jurisdictions. PMI Europe’s claims paying ability is rated “AA” by S&P and Fitch and “Aa3” by Moody’s. These ratings are based upon PMI Europe’s capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI’s obligations under the capital support agreement. At December 31, 2006, the total assets of PMI Europe were $243.4 million compared to $227.6 million at December 31, 2005.

PMI Europe currently offers capital markets products, reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. As of December 31, 2006, PMI Europe had provided credit protection with respect to German, Dutch, British, U.S. and Italian residential mortgage loans. Capital markets products are designed to support secondary market transactions, notably credit-linked notes, collateralized debt obligations, mortgage-backed securities, or synthetic securities transactions (principally, credit default swap transactions). Lenders frequently engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations or to provide funding for their mortgage lending activities.

At December 31, 2006, approximately 63% of PMI Europe’s risk in force was indirectly derived from fourteen credit default swap transactions, all of which were designed primarily to allow the mortgage lenders involved to reduce the level of required regulatory capital. In six of these transactions, PMI Europe assumed a “first loss,” unrated risk position. In the remaining transactions, PMI Europe’s risk position was rated at least investment grade, the majority being rated “AAA.” Competitors in this product line include mortgage insurance companies, financial guaranty insurance companies, banks, hedge funds, traditional bond investors and other structuring alternatives where no third party credit enhancement is provided.

PMI Europe offers reinsurance coverage to both captive insurers and financial guaranty companies. The typical arrangement is excess-of-loss reinsurance where PMI Europe reinsures a mortgage lender’s captive insurance company above the level of “expected losses” but less than a catastrophic level of losses. These transactions are believed to be risk-remote in that the lender or its captive insurer assumes a significant amount of “first loss” risk. This insurance structure is used occasionally in the United Kingdom by its larger mortgage lenders.

Financial guaranty companies also purchase reinsurance to manage risk exposure and capital requirements. PMI Europe provides excess-of-loss reinsurance where it assumes a second loss position behind over-collateralization, excess spread mechanisms and potentially other forms of credit enhancement in a mortgage-backed security that absorb losses before PMI Europe. PMI Europe has completed six such transactions to date.

PMI Europe also provides quota share reinsurance where it assumes risk pari passu with an insurer. PMI Europe has completed one such transaction to date. As of December 31, 2006, approximately 8% of PMI Europe’s risk in force stemmed from excess-of-loss reinsurance and 1% stemmed from quota share reinsurance. Potential competitors with respect to these products include mortgage insurance companies, other financial guarantors and multi-line insurers.

PMI Europe’s third product line, primary insurance, is similar to the primary insurance products offered in the U.S., Australia and New Zealand. As of December 31, 2006, approximately 28% of PMI Europe’s risk in force stemmed from primary insurance. Primary insurance is mortgage insurance applied to, priced and settled on each loan. This product is currently purchased regularly in several European countries. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. PMI Europe commenced writing this product in Italy in 2005 and established a branch in 2006 to write this product in Germany in 2007. Potential competitors at the moment include mortgage insurers and multi-line insurers. A majority of PMI Europe’s primary insurance in force stems from its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal and Sun Alliance in the fourth quarter of 2003. PMI Europe recognizes premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

For discussion on PMI Europe’s loss reserves, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, Reserves for Losses and LAE—International Operations.

The applicable regulator of PMI Europe is the Irish Financial Regulator (the “IFR”). Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Under applicable regulations, PMI Europe may provide insurance only in the classes for which it has authorization and must maintain required capital reserves. Irish insurance companies are required, among other things, to submit comprehensive annual returns to the IFR. The IFR has broad powers to intervene in the affairs of insurance companies including the power to enforce, and take remedial and disciplinary action with respect to, its regulations. Under IFR regulations, insurance companies must maintain a margin of solvency, the calculation of which is based on recent years’ premium volumes and claims experience, and which supplements technical loss and premium reserve requirements.

In October 2005, the European Union adopted new legislation, the Capital Requirements Directive (“CRD”), which provides a revised framework for EU member nation banking supervisors to implement new Basel II risk based capital guidelines starting in 2007. The CRD prescribes standard criteria for credit risk mitigation instruments eligible to provide banks with risk relief. We believe the CRD facilitates recognition of mortgage insurance benefits for European banks and, as a result, could increase demand for mortgage insurance products if such recognition of mortgage insurance is ultimately incorporated into the regulatory framework of EU member countries, which we believe will occur in many such countries in 2007.

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

Asia

We have been providing mortgage reinsurance in Hong Kong since 1999. Prior to 2006, we offered mortgage reinsurance through a Hong Kong branch office. In June 2006, our newly formed subsidiary, PMI Asia, received its insurance authorization from the Hong Kong Insurance Authority. Subsequent to its receipt of authorization, PMI Asia assumed our Hong Kong branch’s entire mortgage reinsurance portfolio. PMI Asia’s principal reinsurance agreement is with the Hong Kong Mortgage Corporation, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. For the year ended December 31, 2006, we reinsured a total of approximately $0.5 billion of loans. Insurance in force was $2.5 billion at December 31, 2006, compared to $2.4 billion at December 31, 2005. In 2005 and 2006, the Hong Kong Mortgage Corporation increased, and will increase further in 2007, the percentage of mortgage insurance risk and associated premiums that it retains, thereby reducing our reinsurance and premiums written. In light of these reductions, future growth by PMI Asia in Hong Kong will be increasingly dependent upon growth in the Hong Kong mortgage market and mortgage insurance penetration of that market.

PMI Asia, among other reinsurers, generally provides reinsurance “down-to” coverage in Hong Kong which, with the underlying mortgage insurance, reduces the insured’s exposure on each loan down to a specified coverage percentage, usually 70% LTV. Unlike in the United States, the underlying mortgage insurance and reinsurance coverage generally expires when loans amortize below their down-to coverage percentage, i.e., 70% LTV. Approximately 30% of PMI’s reinsurance written in 2006 was comprised of loans with LTVs between 90.01% and 95.00%, compared with 35% of loans with LTVs between 85.01% and 90.00% and 35% of loans with LTVs between 70.01% and 85.00%.

PMI generally delegates underwriting decisions with respect to particular loans to the reinsured pursuant to detailed written underwriting guidelines agreed to in advance by the parties. The significant majority of reinsurance written by PMI Asia is single premium coverage. In 2006, PMI made claim payments of $0.2 million (net of recoveries). PMI Asia’s payment of its claims obligations with respect to its Hong Kong reinsurance portfolio is guaranteed by PMI Europe.

We hope to expand our product offerings to one or more other Asian countries in 2007.

Canada

We are forming a wholly-owned Canadian subsidiary (“PMI Canada”), with headquarters in Toronto, Ontario. We expect PMI Canada to begin offering residential mortgage insurance products to Canadian lenders and mortgage originators in 2007. Prior to offering such products, PMI Canada must obtain a license to write mortgage insurance from the Canadian Office of the Superintendent of Financial Institutions (“OSFI”), the primary regulator of mortgage insurers in Canada. In addition, PMI Canada must obtain a government guarantee, described further below, from the Canadian Ministry of Finance in order to compete effectively. We have applied for the license and the guarantee and expect to receive both in the first half of 2007.

Federally regulated financial institutions, or FRFIs, are not required to maintain regulatory capital on mortgages backed by a sovereign guarantee. We are seeking to enter into an agreement with the Canadian Ministry of Finance pursuant to which it will guarantee, in the event PMI Canada became insolvent, the benefits payable under mortgage insurance policies we issue in Canada, less 10% of the original principal amount of the insured loan. In the event we successfully enter into this agreement, which we expect to do in 2007, the guarantee would permit FRFIs who purchase our mortgage insurance to reduce their regulatory capital charges for credit risks on insured mortgages by 90%. In exchange for this guarantee, we expect that we will be required to pay the Canadian government a quarterly premium and, for a period of time, quarterly guarantee fund deposits. Our largest private competitor in Canada already operates with the benefit of a similar government issued guarantee.

Prior to offering mortgage insurance in Canada, PMI Canada intends to seek a financial strength rating from DBRS, the principal rating agency in Canada. In order to acquire this rating, PMI and PMI Canada will enter into a capital support agreement for the benefit of PMI Canada.

In Canada, we expect to offer primary flow mortgage insurance, similar to primary insurance in Australia, and structured finance products. Currently, the OSFI requires FRFIs to obtain credit enhancement for residential mortgages that are greater than 75% loan-to-value. Non-regulated originators and FRFIs also are interested in limiting default risk in order to offer more flexible loan terms. We expect to offer structured product solutions to portfolio lenders seeking capital relief or credit enhancement, and to investors seeking to facilitate MBS transactions or mortgage portfolio sales. We expect that our products will generally be single-premium and provide coverage for the insured loan’s unpaid principal balance, interest and expenses, following the sale of the underlying property.

Five large banks in Canada provide approximately 70% of the financing for Canada’s residential mortgage market. Other market participants include regional banks, trust companies, mortgage loan companies, and credit unions. The non-bank lender sectors of the mortgage market, sectors in which we expect to participate, increased in 2005 and 2006, and the credit union lending sector now represents approximately 6% of the origination market. The typical mortgage product in the Canadian market has a one to five year rate reset and a 25 year amortization schedule.

The market for primary mortgage insurance in Canada is well established and, excluding PMI Canada, currently has two main mortgage insurers, the Canadian Mortgage and Housing Corporation (“CMHC”) and Genworth. The CMHC is a government-owned entity that provides lenders with 100% capital relief from bank capital requirements. Additional U.S. based mortgage insurers have stated their intent to enter the Canadian market.

Foreign Currency Exchange

We are subject to foreign currency exposure due to operations in foreign countries whose currencies fluctuate relative to the U.S. dollar, the basis of our consolidated financial reporting. Such exposure falls into two general categories: economic exposure and transaction exposure.

Economic exposure is defined as the change between anticipated net cash flows in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. To the extent there are changes in the average translation rates from local currencies to the U.S. dollar, our recorded consolidated net income can be positively or negatively affected. If the U.S. dollar strengthens relative to other applicable foreign currencies, our net income from our International Operations segment will be negatively impacted by translation losses. Conversely, if the U.S. dollar weakens against other applicable foreign currencies, our net income from International Operations will be positively impacted by translation gains. Through the purchase of foreign currency put options, we have mitigated the negative impact to consolidated net income due to a strengthening U.S. dollar. As the options purchased increase in value as the U.S. dollar strengthens, such increases in the value of the options are reflected in our consolidated results of operations as derivative option gains. If the U.S. dollar were to weaken relative to the Australian dollar or the Euro, our consolidated net income would continue to be positively affected (less the cost of the options purchased) by translation gains and the purchased options would expire unexercised. In March 2006, to mitigate the negative impact to net income of a strengthening U.S. dollar, PMI Australia purchased foreign currency (Australian dollar) put options at a total pre-tax cost of $1.3 million. To mitigate the negative impact to net income of a strengthening of the U.S. dollar, PMI Europe also purchased foreign currency (Euro) put options at a total pre-tax cost of $0.1 million. These options expired ratably over the course of 2006. As of December 31, 2006, the total cost of these options, net of realized gains recognized to net income, was net losses of $1.2 million and $0.1 million for PMI Australia and PMI Europe, respectively. We have entered into a similar foreign exchange put option program in 2007 at a pre-tax cost of $1.3 million.

We do not currently hedge foreign currency exposures of net investments in our foreign operations. If the spot exchange rates of the U.S. dollar relative to other applicable foreign currencies change, our net investment in our foreign operations will be impacted. Foreign currency translation gains in accumulated other comprehensive income were $172.4 million as of December 31, 2006, due primarily to the strengthening of the spot exchange rates of the Australia Dollar and the Euro relative to the U.S. dollar. This cumulative foreign currency translation gain benefits PMI’s statutory surplus as PMI Australia and PMI Europe are its wholly-owned subsidiaries.

Transaction exposure refers to currency risk related to specific transactions and occurs between the time a firm commitment in a foreign currency is entered into and the time the cash is actually paid. Under our Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of forward currency contracts. We did not engage in any hedging activities of transaction risk in 2006.

D.	Financial Guaranty

FGIC

We are the largest shareholder of FGIC Corporation, with a common equity ownership interest of 42.0%. FGIC Corporation’s wholly-owned subsidiary, Financial Guaranty Insurance Company ( “FGIC”), is a triple-A rated financial guaranty company. The other principal investors in FGIC Corporation are affiliates of The Blackstone Group, L.P., The Cypress Group L.L.C. and CIVC Partners L.P. We account for this investment under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and, accordingly, the investment is not consolidated. We believe that this investment allows us to realize our strategic goal of becoming a global provider of credit enhancement products across multiple asset and risk classes, as well as achieving a major presence in the primary financial guaranty industry.

At December 31, 2006, FGIC had consolidated total assets of $5.0 billion, including $3.9 billion of cash, short-term investments and fixed maturity securities. At December 31, 2006, FGIC’s net insured par outstanding was $299.9 billion.

FGIC is primarily engaged in the business of providing financial guaranty insurance for public finance, structured finance and international finance (which is comprised of public finance and structured finance business outside the U.S.) obligations. FGIC is licensed to engage in financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, U.S. Virgin Islands, the United Kingdom, and other

European Union member countries. FGIC’s financial strength is rated “AAA” by S&P and Fitch, and “Aaa” by Moody’s. FGIC Corporation’s senior unsecured debt is rated “AA” by S&P and Fitch and “Aa2” by Moody’s.

Financial guaranty insurance generally provides an unconditional and irrevocable guarantee that protects the holder of an insured financial obligation against non-payment of principal and interest by an obligor when due. If the issuer of an insured obligation cannot make the scheduled debt service payment, the financial guarantor assumes this responsibility as and when due. Payment by the financial guarantor does not extinguish the underlying obligation of the issuer, and such payments may be recoverable from the issuer. The financial guarantor is subrogated to the rights of the holders of the insured obligations and, in the event of payment under the policy, has rights in the underlying collateral, if any.

Financial guaranty insurance may be issued at inception of an insured obligation or may be issued in the secondary market, mainly to institutional holders. Financial guaranty insurance lowers an issuer’s cost of borrowing; the spread between the yield on the insured obligation (carrying the credit rating of the insurer) and the yield on the obligation if sold on the basis of its uninsured credit rating defines the maximum insurance premium available to the insurer. Financial guaranty insurance also increases the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Investors benefit from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue and added protection against loss in the event of the issuer’s default on its obligation.

U.S. Public Finance.    The U.S. public finance market includes municipal general obligation bonds supported by the issuer’s taxing power and special revenue bonds and other obligations of state and local governments supported by the issuer’s ability to impose and collect fees and charges for specific public services or projects. The issuer typically pays a one time premium to FGIC at the time the policy is issued. Proposed new public finance bond issues are submitted to FGIC by issuers, their investment bankers or financial advisors to determine their suitability for financial guaranty insurance. FGIC also provides financial guarantees on public finance bonds outstanding in the secondary market. A financial guarantee generally affords a wider secondary market and therefore greater marketability to previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. FGIC employs the same underwriting standards on secondary market issues that it does on new public finance issues. As of December 31, 2006, $219.3 billion, or 73.1%, of FGIC’s total net par outstanding represented insurance of public finance obligations. While this 73.1% represents a decline from 78.1% at December 31, 2005, we believe that FGIC’s public finance concentration remains higher than the industry average.

U.S. Structured Finance.    Most U.S. structured finance obligations are secured by, or represent interests in, diverse pools of specific assets, such as residential mortgage loans, auto loans, credit card receivables, other consumer receivables, corporate loans or bonds, small business loans, and commercial real estate loans. The pool of assets underlying the obligations has an identifiable cash flow or market value. Structured finance obligations insured by FGIC generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets. These forms of credit enhancement are designed to absorb losses in these transactions. Currently, the largest component of FGIC’s structured finance business relates to the securitization of residential mortgages and home equity loans.

Premiums for structured finance policies are typically based on a percentage of par insured, and can be collected in a single payment at the policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets. The U.S. structured finance market in which FGIC provides financial guarantees is broad and varied, comprising public issues and private placements. As of December 31, 2006, $68.0 billion, or 22.7%, of FGIC’s total net par outstanding, represented insurance of U.S. structured finance.

International Public Finance and Structured Finance.    Issuers are increasingly using financial guaranty products outside of the United States, particularly in markets throughout Western Europe. FGIC launched its international finance operation in late 2004 and to date has focused on insuring essential infrastructure transactions and triple-A rated collateralized loan and debt obligations. Premiums for international finance policies are based on a percentage of either par or par and interest insured. Depending upon the terms of the transaction, premiums are collected in a single payment at the policy inception date or are collected periodically. As of December 31, 2006, FGIC’s net par outstanding related to international finance transactions was $12.6 billion.

Competition.    The financial guaranty industry is highly competitive. FGIC’s principal competitors are three major triple-A rated financial guaranty insurance companies, two smaller triple-A rated financial guaranty insurance companies and one split-rated financial guaranty insurance company. Banks, multiline insurers and reinsurers represent additional participants in the market. Financial guaranty insurance competes with other forms of credit enhancement, including senior-subordinate structures and letters of credit issued by other financial institutions. Senior subordinated structures in the mortgage-backed sector reduce the number of transactions eligible for insurance. Financial guaranty insurance also competes, in nearly all instances, with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance are not greater than the cost of insurance, the issuer will generally choose to issue bonds without credit enhancement. Accordingly, credit spreads—the difference in interest cost for issuers under different credit rating scenarios – are a significant factor in the issuer’s determination of whether to seek credit enhancement. As credit spreads tighten, the likelihood that issuers will choose to issue bonds without credit enhancement increases. (The tighter credit spreads reduce the insurance premium margin available, and an insurer is unlikely to offer insurance below a certain level of profitability.)

Loss Reserves.    FGIC’s and the financial guaranty industry’s incidence of payment default on insured bond issues has historically been very low. FGIC’s provision for losses and loss adjustment expenses fall into two categories: case reserves and watchlist reserves.

Case reserves are established for estimated losses on specific insured obligations that are presently or likely to be in payment default for which future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) anticipated claims payments on insured obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of the estimated losses is based upon the risk-free rate for the period of the anticipated shortfall.

Watchlist reserves recognize the potential for claims against FGIC on insured obligations that are not presently in payment default, but that have migrated to an impaired level where there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserves relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specifically identified impaired obligations on the list based on historical trends and other factors. FGIC conducts ongoing insured portfolio surveillance to identify all impaired obligations and thereby provide a materially complete recognition of losses for each accounting period. Reserves are adjusted each period based on claim payments and the results of ongoing surveillance. Adjustments of estimates made in prior years may result in additional loss and loss adjustment expenses or a reduction of loss and loss adjustment expenses for the period in which the adjustment is made. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Conditions and Trends Affecting our Business—Financial Guaranty.

Regulation; Dividend Restrictions.    FGIC is subject to the insurance laws and regulations of the State of New York, where FGIC is domiciled, including Article 69, a comprehensive financial guaranty insurance statute. FGIC is also subject to the insurance laws and regulations of all other jurisdictions in which it is licensed to transact insurance business. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance regulators, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, to meet certain financial tests, to comply with requirements concerning permitted investments and the use of policy forms and premium rates, and to file quarterly and annual statutory statements and other reports. FGIC’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York and by insurance regulatory authorities in the other jurisdictions in which FGIC is licensed to write insurance.

FGIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York and the other jurisdictions in which FGIC is licensed to do insurance business. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends would not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York Superintendent of Insurance and (ii) adjusted net investment income during this period. Adjusted net investment income includes a two-year carry-forward for undistributed investment income. Any dividend distribution in excess of these requirements would require the prior approval of the New York Superintendent of Insurance.

In addition, so long as any FGIC Corporation senior preferred stock (or class B common stock issued upon conversion of that preferred stock) is outstanding, FGIC Corporation’s certificate of incorporation generally prohibits the payment of dividends or other payments on any of FGIC Corporation’s capital stock, except the senior preferred stock, without the consent of the holder of two-thirds of the outstanding shares of that preferred stock (or the class B common stock issued upon conversion of that preferred stock). This restriction does not apply to cash dividends declared and paid on the class A common stock after the ninth anniversary of the closing of the FGIC Corporation investment, provided that those dividends are paid from retained earnings in excess of the amount of FGIC Corporation’s retained earnings on the closing date of such investment, the amount of the dividends in any fiscal year does not exceed one-third of one percent of FGIC Corporation’s stockholders’ equity, and equivalent dividends are paid on the class B common stock.

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

FGIC Corporation is further restricted in the payment of dividends by the terms of its 6% senior notes, due 2034. Except as described in the following sentence, FGIC Corporation may not pay dividends unless the amount of the dividends, together with other similar payments, or restricted payments, during any fiscal year does not exceed the greater of (i) 30% of FGIC Corporation and its subsidiaries’ consolidated net income for the previous fiscal year and (ii) 2.5% of the stockholders’ equity on the consolidated balance sheet of FGIC Corporation and its subsidiaries as of the end of the previous fiscal year. FGIC Corporation may make restricted payments regardless of amount so long as the payments would not reasonably be expected to cause an adverse change to either (i) the then current insurance financial strength rating and outlook of FGIC or (ii) FGIC Corporation’s then current senior unsecured debt rating and outlook.

Other.    FGIC operates as an independent company. Our stockholders agreement with the other members of the investor group provides for certain corporate governance arrangements with respect to FGIC and other important corporate matters.

PMI Guaranty

In 2006, we formed PMI Guaranty, a wholly-owned surety company based in New Jersey. PMI Guaranty received its certificate of authority from the New Jersey Department of Banking and Insurance in July 2006 and began operations in the fourth quarter of 2006. PMI Guaranty has financial strength ratings of AA+ by Fitch

Ratings, AA by Standard & Poor’s, and Aa3 by Moody’s Investors Service. In addition, Standard & Poor’s assigned a AA Financial Enhancement Rating to PMI Guaranty. PMI Guaranty competes in the markets for AA-rated financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services.

We initially capitalized PMI Guaranty with $200 million, which included $150 million of paid-in equity and a $50 million junior surplus note issued to The PMI Group. In addition, PMI Guaranty benefits from a capital support agreement with PMI, which is guaranteed by The PMI Group. The capital support agreement and corresponding guarantee are for a maximum of $650 million. As of December 31, 2006, PMI Guaranty had net reinsured par outstanding of $562.2 million.

Mortgage Related Credit Enhancement.    PMI Guaranty offers AA-rated financial guaranty type insurance for bonds that are backed by a broad array of mortgage-related assets, including first lien mortgages, second lien mortgages, Home Equity Lines of Credit, and mortgages with high LTV ratios. These products also insure bonds that are backed by the excess cash flow associated with the issuance of mortgage-backed securities, generally referred to as Net Interest Margin Securities. The excess cash flow results from the difference between the interest on the mortgages underlying the security and the interest paid on the bond (excess spread) and the fact that the principal value of the mortgages typically exceeds the principal amount of the offered bonds (over-collateralization). PMI Guaranty’s credit enhancement products guarantee that the principal and interest associated with the insured bonds will be paid to investors on the date due.

PMI Guaranty’s products differ from FGIC’s in several respects. First, while FGIC offers coverage on municipal bonds and structured finance obligations secured by a wide range of assets, PMI Guaranty’s current principal focus is to offer credit protection on bonds backed by mortgage-related assets. Second, as described below, PMI Guaranty typically insures MBS bonds that are less senior in priority than bonds typically insured by FGIC.

In a typical mortgage backed securitization structure, there are three levels of exposure to loss: first loss, mezzanine loss and remote loss. First loss usually refers to the over-collateralization and excess spread in the structure, sometimes augmented by mortgage insurance, as well as the non-rated tranches of the securitization structure. Losses associated with the pool of securitized loans will first be absorbed by mortgage insurance (if due to borrower default), excess spread and over-collateralization. If over-collateralization is depleted, and there is insufficient excess spread to make scheduled interest payments on issued securities, losses will then be allocated to the non-rated tranches and, once that is depleted, to those bonds in the securitization structure’s mezzanine tranches.

The mezzanine risk level generally consists of the non-investment grade rated tranches up to and including lower investment grade tranches. PMI Guaranty, as a AA-rated insurer, generally guarantees payment obligations on the tranches of the securitization structure that commence at a lower investment grade level (for example, BBB-) and end at the ‘AA’ attachment point (i.e., up to and including the ‘AA’ level). With the guarantee, issuers are able to offer AA-rated securities equal to the entire notional amount of these “wrapped” tranches.

We expect PMI Guaranty, through its financial guaranty product offerings, to capitalize on our expertise in the mortgage-related securities sector and complement the operations of PMI. While both PMI Guaranty and PMI will offer their products independently, we believe that the combination of first loss coverage from PMI and mezzanine loss coverage from PMI Guaranty in a securitization provides issuers with a more comprehensive credit enhancement solution.

Financial Guaranty Reinsurance.    PMI Guaranty also offers financial guaranty reinsurance to triple-A rated primary financial guarantors. PMI Guaranty’s reinsurance portfolio is expected to consist of securities that are backed by mortgage-related assets as well as municipal bonds. PMI Guaranty’s obligation to make payments of principal and interest to investors through its financial guaranty reinsurance product will arise when triple-A rated financial guarantors provide PMI Guaranty with notice that they will be responsible for making payments of principal and interest to investors. When provided with such notice, PMI Guaranty will be obligated to pay its proportionate share of any losses based upon the reinsurance treaty.

Triple-A rated financial guarantors, including FGIC, are required by the rating agencies to maintain amounts of capital exceeding those required of AA-rated financial guarantors. By providing reinsurance to triple-A rated financial guarantors, PMI Guaranty can reduce the amount of total capital held by the triple-A rated financial guarantors.

Competition.    PMI Guaranty faces significant competition in both the financial guaranty insurance and financial guaranty reinsurance arenas. In addition to PMI Guaranty, there is currently one AA-rated financial guarantor that provides financial guaranty insurance and at least three financial guarantee reinsurance competitors. PMI Guaranty also competes with alternative credit enhancement products and structures and capital market participants.

PMI Guaranty is subject to the insurance laws and regulations of the State of New Jersey, where it is domiciled. As a licensed surety corporation, PMI Guaranty is regulated by the New Jersey Department of Banking and Insurance.

RAM Re

We own 23.7% of RAM Holdings Ltd., a holding company for RAM Re. RAM Re is a financial guaranty reinsurance company based in Bermuda. RAM Re is currently rated “AAA” by S&P and “Aa3” by Moody’s. RAM Re and its holding company are subject to regulation under the laws of Bermuda. RAM Holdings Ltd. completed an initial public offering in the first quarter of 2006 and is publicly traded on the Nasdaq National Market.

RAM Re commenced business in February 1998 with the purpose of reinsuring municipal, structured finance and international debt obligations originally underwritten by triple-A rated guarantors. RAM Re provides reinsurance to primary financial guarantor companies that market credit enhancement of debt securities through insurance on scheduled payments on an issuer’s obligations. RAM Re’s insured portfolio consists primarily of municipal securities and structured products, principally asset-backed securities. RAM Re derives substantially all of its financial guaranty revenues from premiums ceded by the major primary financial guarantors.

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

E.	Investment Portfolio

As of December 31, 2006, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $457 million and investments of $3.3 billion. In 2004, The PMI Group’s Board of Directors formed the Investment and Finance Committee of the Board of Directors to oversee our investment portfolio, including our unconsolidated subsidiaries, approve investment strategies, monitor our investment performance, and oversee other capital matters. The U.S. companies included in the consolidated financial statements, or the U.S. Portfolio, held cash and cash equivalents and investments of $2.4 billion as of December 31, 2006. We manage the fixed income portion of the U.S. Portfolio internally. The 4.8% of the U.S. Portfolio invested in common stock of publicly-traded corporations is managed by Mt. Eden Investment Advisors.

We manage the U.S. Portfolio to achieve the goals of providing a predictable, high level of investment income, while maintaining adequate levels of liquidity, safety and preservation of capital. Growth of capital and surplus through long-term market appreciation are a secondary consideration. Realization of taxable capital gains is minimized and emphasis is given to credit quality, price volatility and diversification, for each investment category as well as for the portfolio as a whole. As of December 31, 2006, based on market value and excluding cash and cash equivalents, approximately 81.8% of the U.S. Portfolio was invested in fixed income securities and approximately 18.1% was invested in equity securities. 96.8% of the fixed income investments were rated “A” or better by at least one nationally recognized securities rating organization, and of those, 68.9% were rated “AAA,” 19.4% were rated “AA,” and 8.5% were rated “A.” The U.S. Portfolio’s fixed income portfolio’s option-adjusted duration, including cash and cash equivalents, was 4.8 as of December 31, 2006. We generally do not invest in mortgage backed securities.

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

PMI Australia’s, PMI Europe’s and PMI Asia’s investments are subject to the investment policies adopted by their respective boards of directors and are managed by investment advisory firms under separate investment management agreements. We regularly review these entities’ investment strategies and performances. The investment policies specify that the portfolios must be invested predominantly in intermediate-term and high-grade bonds.

As of December 31, 2006, PMI Australia had $105.0 million in cash and cash equivalents and $966.3 million of investments which are managed by Deutsche Asset Management (Australia) Limited. The investment portfolio consists mainly of high-grade Australian currency-denominated fixed income securities issued by sovereign, semi-government and corporate entities. At December 31, 2006, the portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.7. The entire Australian bond portfolio is investment grade rated. The portfolio also contains a small allocation of investments in Australian equity securities.

As of December 31, 2006, PMI Europe had $23.6 million in cash and cash equivalents and $191.7 million of investments which are managed by Morgan Stanley Investment Management Limited. The investment portfolio consists of Euro and British Pounds Sterling currency-denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 4.7 at December 31, 2006. PMI Europe’s portfolio did not contain investments in equity securities as of December 31, 2006.

As of December 31, 2006, PMI Asia had $3.6 million in cash and cash equivalents and $58.9 million of investments which are managed by Deutsche Asset Management (Hong Kong) Limited. The investment portfolio consists of Hong Kong dollar denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.4 at December 31, 2006. PMI Asia’s portfolio did not contain investments in equity securities as of December 31, 2006.

We review the investment portfolios and strategies of our unconsolidated subsidiaries on a quarterly basis. Through our representation on their boards of directors, we have a limited ability to influence their investment management decisions.

F.	Employees

As of December 31, 2006, The PMI Group, together with its wholly-owned subsidiaries and CMG MI, had approximately 1,000 full-time and part-time employees, of which 720 persons performed services primarily for PMI, 226 were employed by PMI Australia, 23 were employed by PMI Europe, 5 were employed by PMI Asia, 24 performed services primarily for CMG MI and 4 for PMI Guaranty. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 179 temporary workers and contract underwriters as of December 31, 2006.

ITEM 1A.	RISK FACTORS

If the volume of low down payment home mortgage originations declines or if the number of mortgage loans originated and purchased by the GSEs continues to decline, the amount of insurance that PMI writes could decrease, which could result in a decrease of our future revenue.

A decline in the volume of low down payment mortgage originations could reduce the demand for private mortgage insurance and consequently, our revenues. The volume of low down payment mortgage originations is affected by, among other factors: the level of home mortgage interest rates; domestic economy and regional economic conditions; consumer confidence; housing affordability; the rate of household formation; the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; and government housing policy. The GSEs are principal beneficiaries of PMI’s flow mortgage insurance policies and the decline in the number of low down payment mortgage loans originated and purchased by the GSEs has adversely affected our revenues from this channel. The GSEs lost market share in 2005 and 2006 due in part to higher percentages of less-than-A loans, adjustable rate mortgages, which we refer to as ARMs, and reduced documentation loans originated in 2005 and 2006. Such loans are generally either retained by loan originators and not sold to the GSEs or are placed in mortgage-backed securities that are privately issued and not guaranteed by the GSEs.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums PMI earns each year is generated from insurance policies written in previous years. As a result, a decrease in the length of time that PMI’s policies remain in force could cause our revenues to decline. Factors that lead to borrowers canceling their mortgage insurance include: current mortgage interest rates falling below the rates on the mortgages underlying insurance in force, which frequently results in borrowers refinancing their mortgages; appreciation in the values of the homes underlying the mortgages we insure; and the availability of alternative loan products, which provide borrowers with the opportunity to at least temporarily decrease their monthly loan payments.

If mortgage lenders and investors select alternatives to private mortgage insurance, such as piggyback loans, the amount of insurance that we write could decline, which could reduce our revenues and profits.

In the U.S., mortgage lenders have been increasingly structuring mortgage originations to avoid private mortgage insurance, primarily through the use of simultaneous seconds, piggybacks, 80/10/10s, 80/15/5s or 80/20 loans. Such mortgages are structured to include a first mortgage with an 80% loan-to-value ratio and a second mortgage with a loan-to-value ratio ranging from 5% to 20%. Over the past several years, the volume of these loans, or variations thereof, as alternatives to loans requiring mortgage insurance has increased significantly and may continue to do so for the foreseeable future.

Other alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the FHA and the VA;

•	member institutions providing credit enhancement on loans sold to a FHLB;

•	lenders and investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs; and

•

investors using internal credit enhancements, such as credit default or interest rate swaps, over collateralization and subordination, as partial or complete substitutes to private mortgage insurance in mortgage backed securitizations.

These alternatives, or new alternatives to private mortgage insurance that may develop, could reduce the demand for private mortgage insurance and cause our revenues and profitability to decline.

Although the FHLBs are not required to purchase insurance for mortgage loans, they currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80%. If the FHLBs were to purchase uninsured mortgage loans or increase the loan-to-value ratio threshold above which they require mortgage insurance, the market for mortgage insurance could decrease and we could be adversely affected.

The risk-based capital rule applicable to the GSEs may allow large financial entities such as banks, financial guarantors, insurance companies, and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Our consolidated financial condition and results of operations could be harmed if the GSEs were to use these products in lieu of mortgage insurance.

We reinsure a portion of our mortgage insurance default risk with lender-affiliated captive reinsurance companies, which reduces our net premiums written and earned.

Mortgage insurers including PMI offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. These captive reinsurance companies assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the associated gross premiums. An increasing percentage of PMI’s primary flow insurance in force has been generated by customers with captive reinsurance companies. Because a number of our major customers have made the business decision to participate in the mortgage insurance business by establishing reinsurance companies, we believe that if we did not offer captive reinsurance agreements, our competitive position would suffer. Captive reinsurance agreements negatively impact our net premiums written and earned.

Economic factors have adversely affected and may continue to adversely affect PMI’s loss experience.

PMI’s loss experience has increased over the past year and could continue to increase in the year(s) to come as a result of: national or regional economic recessions and downturns; declining values of homes; higher unemployment rates; higher levels of consumer credit; deteriorating borrower credit; interest rate volatility; war or terrorist activity; adverse weather events; or other economic factors.

PMI’s loss experience may increase as its policies continue to age.

We expect the majority of losses and LAE on insured loans in PMI’s current portfolio to occur during the second through the fourth years after loan origination. Primary insurance written from the period of January 1,

2003 through December 31, 2005 represented 57.7% of PMI’s primary risk in force as of December 31, 2006. Accordingly, a majority of the primary portfolio is in, or approaching, its peak claim years. We believe our loss experience could increase as these policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting premium rates, our consolidated financial condition and results of operations would be harmed.

Since we generally cannot cancel mortgage insurance policies or adjust renewal premiums, unanticipated claims could cause our financial performance to suffer.

We generally cannot cancel the mortgage insurance coverage that it provides or adjust renewal premiums during the life of a mortgage insurance policy. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or mitigated by non-renewal or cancellation of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of unanticipated claims could adversely affect our consolidated financial condition and results of operations.

Geographic concentration of PMI’s primary insurance in force could increase claims and losses and harm our financial performance.

We could be affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of our U.S. business is concentrated. As of December 31, 2006, 10.7% of PMI’s primary risk in force was located in Florida, 7.4% was located in Texas and 7.0% was located in California. In addition, refinancing of mortgage loans can have the effect of concentrating our insurance in force in economically weaker areas of the U.S. As of December 31, 2006, 13.2% of U.S. policies in force related to loans located in Michigan, Kentucky, Indiana, and Ohio. Collectively these states experienced higher default rates in 2006 than other regions of the U.S.

The premiums we charge for mortgage insurance on high LTV loans, ARMs, less-than-A quality loans, Alt-A loans, interest only loans, and payment option ARMs, and the associated investment income, may not be adequate to compensate for future losses from these loans.

PMI’s primary new insurance written and risk in force includes:

•	Loans with LTVs exceeding 97%, known as high LTV loans. At December 31, 2006, 18% of PMI’s primary risk in force consisted of high LTV loans, compared to 14% at December 31, 2005.

•	ARMs. At December 31, 2006, 19% of PMI’s primary risk in force consisted of ARMs, compared to 20% at 2005 year end.

•	Alt-A loans. At December 31, 2006, 20% of PMI’s primary risk in force consisted of Alt-A loans, compared to 17% at 2005 year end.

•	Interest only loans. At December 31, 2006, we estimate that approximately 10% of PMI’s primary risk in force consisted of interest only loans, compared to 6% at 2005 year end.

•	Payment option ARMs. At December 31, 2006, we estimate that approximately 5% of PMI’s primary risk in force consisted of payment option ARMs, compared to 3% at 2005 year end.

•	Less-than-A quality mortgage loans. At December 31, 2006, 8% of PMI’s primary risk in force consisted of less-than-A quality loans, compared to 9% at 2005 year end.

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

We delegate underwriting authority to mortgage lenders which could cause us to insure mortgage loans that do not conform to our underwriting guidelines, and thereby increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program under which, subject to routine audit, certain mortgage lenders may determine whether mortgage loans meet our program guidelines and commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we generally may not refuse, except in limited circumstances, to insure, or rescind coverage on, that loan even if we reevaluate that loan’s risk profile and determine the risk profile to be unacceptable or the lender fails to follow our delegated underwriting guidelines.

If we fail to properly underwrite mortgage loans when we provide contract underwriting services, we may be required to provide monetary and other remedies to the customer.

We provide contract underwriting services for a fee. As a part of the contract underwriting services, we provide monetary and other remedies to customers in the event that we fail to properly underwrite a mortgage loan. As a result, we assume credit and, to a lesser extent, interest rate risk in connection with our contract underwriting services. Generally, the remedies provided are in addition to those contained in PMI’s master policies. Contract underwriting services apply to a significant percentage of PMI’s insurance in force and the costs relating to the investigation and/or provision of remedies could have a material adverse effect on our consolidated financial condition and results of operations. Worsening economic conditions or other factors that could increase default rates could also cause the number and severity of remedies to increase.

Our revenues and profits could decline if PMI loses market share as a result of industry competition or if our competitive position suffers as a result of our inability to introduce and successfully market new products and programs.

The principal sources of PMI’s competition include: other private mortgage insurers, one of which is a wholly-owned subsidiary of a well-capitalized, diversified public company with direct or indirect capital reserves that provide it with potentially greater resources than we have, as well as the various alternatives to private mortgage insurance discussed above. See also, “If mortgage lenders and investors select alternatives to private mortgage insurance, such as piggyback loans, the amount of insurance that we write could decline, which could reduce our revenues and profit,” above.

With respect to our structured finance channel, PMI competes with other external credit enhancers, primarily other private mortgage insurers and financial guarantors, as well as with capital markets participants, including aggregators and loan originators, who are continually devising new forms of structures in which to securitize mortgage loans without external credit enhancement, including private mortgage insurance. To successfully compete in the structured finance arena, we must introduce competitive new products and programs and maintain competitive pricing. If we are unable to successfully compete with other private mortgage insurers, other external credit enhancers and the various other private mortgage insurance alternatives, or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer.

Changes to the risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could cause PMI’s business to suffer.

The Office of Federal Housing Enterprise Oversight, the agency which currently regulates the GSEs, or OFHEO, has issued a risk-based capital rule that proscribes treatment of credit enhancements issued by private mortgage insurers and provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. OFHEO has the authority to make changes to the risk-based capital rule. If changes to the rule resulted in the GSEs increasing their use of either “AAA” rated mortgage insurers, if any, instead of “AA” rated entities or credit protection counterparties other than mortgage insurers, our consolidated financial condition and results of operations could be adversely affected.

Legislation and regulatory changes, including changes impacting the GSEs, could significantly affect PMI’s business and could reduce demand for private mortgage insurance.

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, FCRA, the Fair Debt Collection Practices Act, and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business.

Congress may approve proposed legislation this year that would overhaul the GSEs’ existing regulatory structure. The legislation, as currently proposed, encompasses substantially all of the GSEs’ operations, including their affordable housing initiatives, the GSEs’ products and marketing activities, the GSEs’ loan limits, the GSEs’ minimum capital standards, and their risk-based capital requirements. Congress may choose to draft legislation in such a way that might limit the growth of the GSEs, which could result in a reduction in the size of the mortgage insurance market. It could also provide the GSEs with alternatives to the use of mortgage insurance. We do not know what form, if any, the legislation will take, or when it will be enacted.

Congress may also consider legislation to modernize the FHA program this year. Legislation to reform the FHA may include an increase in the FHA’s base maximum loan limits, enhanced product innovation and a provision allowing FHA to use risk-based pricing when setting its mortgage insurance premiums. Depending upon the final details, these features have the potential to make the FHA program more competitive, which could result in reduced demand for private mortgage insurance. We do not know what form such legislation will take, if any, or, if it is enacted, its impact, if any, on our financial condition and results of operations.

In July 2002, HUD proposed a rule under RESPA that, if implemented as proposed, would have, among other things, given lenders and other packagers the option of offering a Guaranteed Mortgage Package, or GMP, or providing a good faith estimate of settlement costs subject to a 10% tolerance level. The proposed rule provided that qualifying packages were entitled to a “safe harbor” from litigation under RESPA’s anti-kickback rules. Mortgage insurance would have been included in the package to the extent an upfront premium is charged. Inclusion in the package could have caused mortgage insurers to experience reductions in the prices of their services or products. HUD withdrew that proposed rule in March 2004. In late 2004, HUD announced that it will submit a new proposed rule under RESPA to the Office of Management and Budget for review. HUD has taken no further action to date but senior officials have stated publicly that they continue to work on a new proposed rule. We do not know what form, if any, the rule will take or whether it will be approved.

In December 2006, Congress passed and the President signed into law The Tax Relief and Health Care Act of 2006, which includes a provision that treats certain premiums paid or accrued for mortgage insurance in connection with mortgage insurance contracts issued after December 31, 2006 as qualified residence interest and, thus, tax deductible. The amount allowable as a deduction under the provision is phased out ratably by 10% for each $1,000 by which the taxpayer’s adjusted gross income exceeds $100,000. The provision terminates for any amount paid or accrued after December 31, 2007. Congress may consider proposed legislation that would extend the deduction to tax years beyond 2007. If the provision is not extended, any positive impact from the legislation will cease.

We could lose premium revenue if the GSEs reduce the level of private mortgage insurance coverage required for low down payment mortgages or reduce their need for mortgage insurance.

The GSEs are the beneficiaries on a significant portion of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. The GSEs offer programs that require less mortgage insurance coverage on mortgages approved by their automated underwriting systems. They also have reduced coverage requirements for certain expanding market products. If mortgage insurance is no longer required to be placed on high LTV loans purchased by the GSEs, or if the reduction in required levels of mortgage insurance becomes widely accepted by mortgage lenders, or if the GSEs further reduce mortgage insurance coverage requirements for loans they purchase, PMI’s premium revenue would decline and our consolidated financial condition and results of operations could suffer.

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

The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility.

The GSEs have issued eligibility requirements for qualified mortgage insurers, including PMI. Fannie Mae’s eligibility requirements apply only to borrower paid and lender paid mortgage insurance. The GSEs’ eligibility requirements cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, give the GSEs the right to purchase mortgage insurance from other than existing approved mortgage insurers, including insurers that are either rated below “AA” or are unrated, and provide the GSEs with rights to revise the eligibility standards of insurers. The exercise of rights under the eligibility requirements, future changes to the requirements, or the purchase directly by Fannie Mae of mortgage insurance from insurers not subject to its eligibility requirements could reduce our operational flexibility and cause our profitability to suffer.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for 43.9% of its premiums earned in 2006. A single customer represented 11.8% of its earned premiums in 2006. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated, structured finance transactions with a limited number of customers. The loss of a significant customer could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

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

In the past, a number of lawsuits have been filed against private mortgage insurers, including PMI, alleging that the mortgage insurers violated FCRA by failing to send adverse action notices to borrowers who were required to pay for private mortgage insurance written by the mortgage insurer at rates greater than the mortgage insurers’ “best available rate.” In September 2005, such an action was filed against us in the federal district court for the Northern District of California entitled Hogan, et al. v. PMI Mortgage Insurance Company. In the action, the plaintiffs sought certification of a nationwide class of consumers and sought, among other relief, actual and statutory damages and declaratory and injunctive relief. On January 4, 2006, plaintiffs filed an amended complaint in the action, which adds additional claims under state law and FCRA, alleging that PMI did not have a permissible purpose to access the plaintiffs’ credit information. PMI has entered into a class action settlement agreement with the plaintiffs’ counsel, which was preliminarily approved by the court on December 22, 2006. A hearing on final approval of the settlement is set for April 4, 2007. In the future, we cannot predict whether other actions might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our consolidated financial position, results of operations or cash flows.

In the past, a number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. RESPA precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. We are aware of three putative class action lawsuits filed against mortgage lenders in federal district courts in California in December 2006, alleging RESPA violations in connection with payments received from mortgage insurers under reinsurance agreements with reinsurers affiliated with such mortgage lenders. We cannot predict whether we will be added to those lawsuits or whether other civil, regulatory or criminal actions might be brought against us or other mortgage insurers asserting claims similar to those contained in the putative class actions. The outcome of such proceedings could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to recent scrutiny relating to the use of captive reinsurance arrangements and other products and services.

PMI and the mortgage insurance industry are also subject to comprehensive, detailed regulation by state insurance departments. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies and officials to examine and investigate insurance companies and to enforce rules or exercise discretion touching almost every aspect of PMI’s business. Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices, including captive reinsurance arrangements. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and results of operation.

In 2005, we responded to a request from the New York Insurance Department, or the NYID, for information regarding captive reinsurance arrangements. In February 2006, the NYID requested additional information regarding captive reinsurance arrangements, including the business purpose of those arrangements. The NYID also requested that we review the mortgage insurance premium rates currently in use in New York based upon recent years’ experience. We have responded to the NYID’s February 2006 letter.

In January 2006, we and certain other mortgage insurers received administrative subpoenas for information from the Minnesota Department of Commerce primarily regarding captive reinsurance arrangements. We have provided the Minnesota Department of Commerce with information about such arrangements and other products and services pursuant to this subpoena. Other federal and state regulatory agencies, including state insurance departments, attorneys general or other regulators may also request information regarding captive reinsurance arrangements or other of our products and services. We cannot predict whether the NYID’s requests or the Minnesota Department of Commerce’s administrative subpoena will lead to further inquiries, or investigations, of these matters, or the scope, timing or outcome of any inquiry or actions by those Departments or any inquiry or actions that may be commenced by state insurance departments, attorneys general or other regulators.

A downgrade of PMI Mortgage Insurance Co.’s insurer financial strength ratings could materially harm our financial performance.

Our principal licensed U.S. mortgage insurance company, PMI Mortgage Insurance Co., or MIC, is rated “AA” by S&P, “AA+” by Fitch, and “Aa2” by Moody’s. These ratings may be revised or withdrawn at any time by one or more of the rating agencies and are based on factors relevant to MIC’s policyholders and are not applicable to our common stock or debt. The rating agencies could lower or withdraw our ratings or outlooks at any time as a result of a number of factors, including: underwriting or investment losses; the necessity to make capital contributions to our subsidiaries pursuant to capital support agreements; other developments negatively affecting MIC’s risk-to-capital ratio, financial condition or results of operations; or changes in the views or modeling of rating agencies of our risk profile or of the mortgage insurance industry.

If MIC’s insurer financial strength rating for two out of the following three rating agencies falls below “AA-” from S&P or Fitch, or “Aa3” from Moody’s, investors, including Fannie Mae and Freddie Mac, may not purchase mortgages insured by MIC. Such a downgrade from any of the rating agencies could also negatively affect our ability to compete in the capital markets, our holding company ratings, the ratings of our other wholly-owned insurance subsidiaries, or the ratings of FGIC or CMG MI. Any of these events would harm our consolidated financial condition and results of operations.

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

In addition, a protracted economic downturn, or other factors, could cause issuers of the fixed-income securities that we, FGIC Corporation, FGIC and RAM Re own to default on principal and interest payments, which could cause our investment returns and net income to decline and reduce our ability to satisfy all of our capital and liquidity needs.

We record federal income tax expense relating to our proportionate share of net income available to FGIC Corporation common stockholders at a rate of 7% based on our assessment that we will ultimately receive those earnings in the form of dividends from FGIC Corporation. That assessment could change due to a number of factors, some of which may be outside our control. If that assessment were to change, our results of operations would be adversely affected.

We account for our investment in FGIC Corporation using the equity method of accounting in accordance with generally accepted accounting principles, or GAAP. In accordance with GAAP, we have recorded, and currently continue to record, federal income tax expense relating to our proportionate share of net income available to FGIC Corporation common stockholders at a tax rate of 7%. The use of the 7% tax rate is based on our assessment, initially made in 2003 at the time of our initial investment in FGIC Corporation, that we would ultimately receive our proportionate share of net income available to FGIC Corporation common stockholders in the form of dividends rather than through a sale of our equity investment in FGIC Corporation. This tax rate is employed based on our assessment that we will receive a dividends received deduction for federal income tax purposes on our proportionate share of net income available to FGIC Corporation common stockholders. This assessment was based upon, among other things, the terms of the stockholders agreement between us and the other investors in FGIC Corporation and FGIC Corporation’s capital structure in place immediately after our investment.

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

If management’s assessment were to change, we would apply a federal income tax rate of approximately 35% to our proportionate share of net income available to FGIC Corporation common stockholders in subsequent periods. We would also be required to establish a higher deferred tax liability to account for the difference between the 7% tax rate we have used to account for our proportionate share of net income available to FGIC Corporation common stockholders since our investment in FGIC Corporation in 2003 and the 35% tax rate that would apply to gain recognized on a sale of our interest in FGIC Corporation. Accordingly, in those circumstances, we would recognize an immediate expense relating to deferred federal income tax liability in the quarter in which we establish such an increased deferred tax liability in an amount equal to approximately 28% of the cumulative amount of our proportionate share of net income available to FGIC Corporation common stockholders recorded as of the date we determine to effect such a change. As of December 31, 2006, the cumulative amount of our proportionate share of net income available to FGIC Corporation common stockholders subject to the 7% tax rate was approximately $230.7 million. Therefore, a change in the federal income tax rate applicable to our proportionate share of net income available to FGIC Corporation common stockholders as of December 31, 2006 would have required us to recognize a federal expense of approximately $64.6 million and an additional state expense of approximately $13.3 million as of December 31, 2006. The amount of such a potential expense will increase in subsequent periods to the extent that FGIC Corporation continues to generate net income.

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

PMI’s opportunities to participate in structured transactions, and U.S. financial institutions preferences with respect to mortgage insurance, may be significantly impacted by the implementation in the United States of Basel II and any interim capital accord. U.S. federal banking agencies have jointly announced that the U.S. implementation of Basel II will be delayed until at least 2008, and perhaps 2009, and proposed an additional capital accord (known as Basel IA) that has not been finalized. U.S. implementation of Basel II standards for credit risk exposures, including residential mortgages, is focused on application of the Advanced Internal Rating Based (A-IRB) approach by large internationally active banking organizations. U.S. bank supervisors have indicated their intent to recognize the loss mitigating impacts of private mortgage insurance policies for banking organizations computing minimum capital requirements under the A-IRB approach, as well as under Basel IA.

The Australian Prudential Regulation Authority, or APRA, the primary regulator of our Australian mortgage insurance operations, intends to implement Basel II capital requirements for financial institutions effective January 1, 2008. APRA is currently considering public comments that have been submitted on a discussion paper regarding implementation of Basel II. Such implementation may have a significant impact on the future market acceptance of mortgage insurance in Australia. APRA’s Basel II proposals, if adopted as proposed, could reduce the available market for mortgage insurance among our Australian mortgage insurance operation’s bank customers. It is not known at this time whether APRA will revise its Basel II proposals in response to comments received.

Currently, European banking supervisors are in the process of deciding how mortgage insurance will be recognized as a risk mitigant for bank capital requirements. In 2005, the European Union adopted new legislation, the Capital Requirements Directive, or CRD, which provides a revised framework for EU member states’ banking supervisors to implement new Basel II risk based capital guidelines starting in 2007. The CRD prescribes standard criteria for credit risk mitigation instruments that are eligible to provide banks with risk-based capital relief. Currently, under the transposition of the CRD into national laws, several EU member states have recognized mortgage insurance as a credit risk mitigant. We believe the CRD facilitates recognition of mortgage insurance benefits for European banks under certain circumstances. The implementation of the CRD into the regulatory framework of EU member states is subject to further clarification by the European Commission.

Our consolidated results of operations and cash flows could suffer if demand for our mortgage insurance products is diminished as a result of the implementation of the Basel II and Basel IA proposals.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have operations in Australia, New Zealand, Europe, and Hong Kong. We expect to begin operations in Canada in 2007. We have committed and may in the future commit additional significant resources to expand our international operations. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include: the need for regulatory and third-party approvals; challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets; economic downturns in targeted foreign mortgage origination markets; interest rate volatility in a variety of countries; unexpected changes in foreign regulations and laws; the burdens of complying with a wide variety of foreign laws; potentially adverse tax consequences; restrictions on the repatriation of earnings; foreign currency exchange rate fluctuations; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; and the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations.

We do not currently hedge foreign currency exposures of net investments in our foreign operations. If the spot exchange rates of the U.S. dollar relative to other applicable foreign currencies change, our net investment in our foreign operations will be impacted. Foreign currency translation gains in accumulated other comprehensive income were $172.4 million as of December 31, 2006, due primarily to the strengthening of the spot exchange rates of the Australia dollar and the Euro relative to the U.S. dollar. This cumulative foreign currency translation gain benefits PMI’s statutory surplus as PMI Australia and PMI Europe are its wholly-owned subsidiaries. A weakening of the spot exchange rates of currencies in countries where we operate relative to the U.S. dollar will negatively affect our foreign operations’ net investment, PMI’s statutory surplus and, consequently, PMI’s potential ability to pay dividends to its parent.

PMI Australia is subject to many of the same risks facing PMI.

Like PMI, the financial results of our Australian and New Zealand mortgage insurance operations, or PMI Australia, are affected by domestic and regional economic conditions, including movements in interest and unemployment rates and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. PMI Australia is also subject to significant regulation. PMI Australia’s primary regulator, APRA, has issued regulations or sought comment on proposals to, among other things, increase the capital requirements for lenders mortgage insurance companies, change the requirements for acceptable lenders mortgage insurers and increase compliance and governance requirements for general insurers including lenders mortgage insurers. In addition to these regulations and proposals, PMI Australia will face new competition in the future. Such competition may take a number of forms including domestic and off-shore lenders mortgage insurers, reinsurers of residential mortgage credit risk, increased risk appetite from lender owned captive insurers, and non insurance forms of credit risk transfer. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole.

PMI Australia had revenues of $202.0 million in 2006, representing 16.8% of our consolidated revenues. PMI Australia’s five largest customers provided 57.6% of PMI Australia’s gross premiums written in 2006. In 2006, one of PMI Australia’s largest customers restructured its captive arrangements and this restructuring will negatively impact PMI Australia’s premiums written associated with this customer. Future losses of significant customers’ business, if not replaced, could harm PMI Australia’s results of operations. PMI Australia’s claims and loss ratio increased in 2006 and will likely be higher for the full year 2007. A significant portion of PMI Australia’s risk in force is concentrated in the populous state of New South Wales, where default rates were highest in 2006. A significant increase in PMI Australia’s claims could harm our financial condition and results of operations.

PMI Australia is currently rated “AA” by S&P and Fitch and “Aa2” by Moody’s. These ratings are based in part upon a capital support agreement between MIC and PMI Australia and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure could negatively impact PMI Australia’s ratings. PMI Australia’s business is dependent on maintaining its ratings. Any negative impact on its ratings will negatively affect its financial results.

We may not be able to execute our strategy to expand our European operations.

The success of our efforts to expand our European operations will depend partly upon legislative and regulatory policies in Europe that support homeownership and provide capital relief for institutions that obtain credit enhancement with respect to their mortgage loan portfolios. If European legislative and regulatory agencies do not adopt such policies, our European operations may be adversely affected. See, “The implementation of the Basel II Capital Accord may limit the domestic and international use of mortgage insurance,” above. PMI Europe is also likely to face increased competition from other mortgage insurers and third party credit enhancement providers in 2007.

PMI Europe had revenues of $33.9 million in 2006, representing 2.8% of our consolidated revenues. PMI Europe is currently rated “AA” by S&P and Fitch and “Aa3” by Moody’s. These ratings are based in part upon a capital support agreement between MIC and PMI Europe and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure could negatively impact PMI Europe’s ratings. PMI Europe’s business is dependent on maintaining its ratings. Any negative impact on its ratings will negatively affect its financial results.

We may not be able to execute our strategy to develop our Canadian operations.

We have devoted resources to develop our Canadian operations, PMI Canada, and we plan to continue these efforts. The success of our efforts will depend upon, among other factors, our ability to obtain a license to write mortgage insurance from the Canadian Office of the Superintendent of Financial Institutions as well as a government guarantee from the Canadian Ministry of Finance. We have applied for the license and the guarantee and expect to receive both in the first half of 2007 but there can be no assurance that this will, in fact, occur. In addition, prior to offering mortgage insurance in Canada, PMI Canada intends to seek and acquire a financial strength rating from the DBRS, the principal rating agency in Canada. Our ability to execute our Canadian strategy would be significantly impeded in the event we are unable to obtain a satisfactory rating for our Canadian subsidiary.

Competition in the Canadian mortgage insurance market is intense. Such competition may take a number of forms, including domestic mortgage insurers, substitute products or self insurance for unregulated lenders. A number of internationally-active mortgage insurers are entering or have stated their intent to enter the Canadian market. Regulations in Canada currently require the use of mortgage insurance for all mortgage loans extended by banks and trust companies with LTVs greater than 75%. The Canadian Parliament is considering legislation to change the requirement for mortgage insurance to apply only to loans with LTVs greater than 80%. A change in the statutory requirement for mortgage insurance could result in a reduction in the size of the Canadian mortgage insurance market.

We have recently expanded our operations with PMI Guaranty, which will subject us to new risks and uncertainties.

PMI Guaranty began operations during the fourth quarter of 2006. As a start-up corporation, PMI Guaranty may be unable to execute its business strategy and gain a foothold in the markets that it has targeted. If PMI Guaranty is unable to execute its business strategy or unanticipated issues arise in its implementation, PMI Guaranty’s financial results could be materially and adversely affected. As a provider of financial guaranty type credit enhancement products, PMI Guaranty is subject to various risks and uncertainties associated with those areas. For example, PMI Guaranty will have exposures in the public finance arena to particular infrastructure sectors and certain geographic areas. An adverse event or series of events with respect to one or more of these sectors or areas that is more severe than the assumptions used by PMI Guaranty at the time of underwriting could result in disproportionate and significant losses to PMI Guaranty.

In addition, PMI Guaranty’s financial results will be dependent on the market for financial guaranty insurance. Credit spreads, the difference in interest cost for bond issuers under different credit rating scenarios, are a significant factor in an issuer’s determination of whether to seek credit enhancement. As credit spreads tighten, the likelihood that issuers will choose to issue bonds without credit enhancement increases. Tightening of credit spreads may therefore negatively impact demand for the products offered by PMI Guaranty.

PMI Guaranty is subject to significant competition in both its financial guaranty insurance and financial guaranty reinsurance endeavors. In addition to other AA-rated financial guaranty insurers and financial guaranty reinsurers, PMI Guaranty competes with alternative risk and capital market participants such as hedge funds. Further, new market competitors have the potential to impact PMI Guaranty’s market share and to impact the pricing of financial guaranty insurance and financial guaranty reinsurance products. We cannot be sure that PMI Guaranty will be able to compete effectively in its current markets or in any markets or asset classes into which it expands.

PMI Guaranty’s financial strength is currently rated AA+ by Fitch Ratings, AA by Standard & Poor’s and Aa3 by Moody’s Investors Service. These ratings are based in part upon a capital support agreement between PMI Guaranty and MIC and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure could negatively impact PMI Guaranty’s ratings. PMI Guaranty’s ability to compete or otherwise engage in the financial guaranty insurance and financial guaranty reinsurance business would be materially and adversely affected by any reduction in PMI Guaranty’s ratings or the announcement of a potential reduction or change in outlook.

The performance of our financial guaranty equity investees could harm our consolidated financial results.

We have made significant investments in the equity securities of several companies, including FGIC (through FGIC Corporation) and RAM Re (through RAM Holdings Ltd.).

Our investments in FGIC Corporation and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. Some of the various risks affecting FGIC are discussed below. Because we do not control these companies, we are dependent upon the management of these companies to independently operate their businesses and report their financial results, and, accordingly, we may be unable to take actions unilaterally to avoid or mitigate those risks. In addition, any prospective or retroactive change in their financial reporting could affect our financial condition and results of operations. Such changes could occur as a result of, among other things, changes in accounting principles or comments made by regulatory agencies, including the SEC in connection with its ordinary course review of filings made with it.

As a significant portion of our consolidated net income is derived from FGIC and its financial guaranty business, we are subject to various risks and uncertainties associated with the financial guaranty business.

A significant portion of our consolidated net income is derived from FGIC and its financial guaranty business. Accordingly, we are subject to the risks and uncertainties associated with that business. In addition, FGIC has historically operated its financial guaranty business principally in limited portions of the public finance and structured finance markets. FGIC has expanded its business lines and products into markets and asset classes that historically have experienced higher default rates than those in which it has historically operated. The risks and uncertainties to which we may be exposed as a result of the FGIC Corporation investment include the following, among others:

•

FGIC’s ability to attract new business and to compete with other large, triple-A rated financial guarantors is largely dependent on the triple-A financial strength ratings assigned to it by the major rating agencies. FGIC’s current ratings may be lowered or withdrawn at any time by one or more of the rating agencies. FGIC’s ability to compete or otherwise engage in its business as currently conducted, and FGIC’s consolidated results of operations and financial condition, would be materially and adversely affected by any reduction in FGIC’s ratings or the announcement of a potential reduction or change in outlook.

•

Prior to 2005, FGIC operated its financial guaranty business principally in the public finance market and, to a limited extent, the structured finance market in the United States. In 2005 and 2006, FGIC continued its expansion into new markets, both domestically and internationally. Unanticipated issues may arise in the implementation of FGIC’s strategy, that could impair its ability to expand its business as expected. In addition, any expansion of its business may be subject to challenges in attracting and retaining employees with relevant experience, establishing name recognition in new markets and gaining knowledge of those markets and asset classes. The execution of FGIC’s expansion plans could result in it having greater losses than those it has historically experienced.

•	FGIC is subject to extensive competition from other financial guaranty insurance companies, other providers of third-party credit enhancement and providers of alternative transaction structures and

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

•

FGIC’s structured finance portfolio contains concentrations of individual issuers and servicers of obligations as well as a concentration of mortgage-related securities. FGIC also has a number of individual large exposures to single obligors in its public finance portfolio, concentration in infrastructure sectors and concentrations in certain geographic areas. An adverse event or series of events with respect to one or more of these concentrations that is more severe than the assumptions used by FGIC in its stress scenario at the time of the underwriting of the related credit could result in disproportionate and significant losses to FGIC and could harm its consolidated financial position and results of operations.

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

As of December 31, 2006, 7.3 % of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

We are subject to various risks and uncertainties in connection with the sale of equity interest in SPS Holding Corp., or SPS.

In October 2005, we sold our interest in SPS to Credit Suisse First Boston (USA), Inc., or CSFB. Under the terms of the transaction, we agreed to indemnify CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions. Our maximum indemnification obligation for SPS’s operations will not exceed approximately $21 million. Our consolidated financial position and results of operations could be harmed if we are required to indemnify CSFB for claims or liabilities relating to SPS’s operations up to the date of closing.

ITEM 2.	PROPERTIES

We currently own approximately 200,000 square feet of office space in Walnut Creek, California for our home office. PMI leases offices throughout the United States. We conduct our international operations in leased facilities in Ireland, the United Kingdom, Italy, Germany, Belgium, Canada, Australia, New Zealand, and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, in September 2005, an action against PMI was filed in the federal district court of the Northern District of California located in San Francisco, California, entitled Hogan, et al. v. PMI Mortgage Insurance Company (Case No. 3:2005-CV-03851). The action sought certification of a nationwide class of consumers. The plaintiffs alleged that they were required to pay for private mortgage insurance written by PMI and that their loans allegedly were insured at greater than PMI’s “best available rate.” The plaintiffs further alleged that PMI had an obligation to notify them of an adverse action based upon their credit information and failed to do so in violation of the Fair Credit Reporting Act (“FCRA”). The action sought, among other relief, actual and statutory damages and declaratory and injunctive relief. On January 4, 2006, plaintiffs filed an amended complaint adding additional claims under state law and FCRA. PMI has entered into a class action settlement agreement with the plaintiffs’ counsel, which was preliminarily approved by the court on December 22, 2006. A hearing on final approval of the settlement is set for April 4, 2007. Pursuant to the settlement, PMI has agreed to provide certain payments and provide a free credit report to class members who submit a completed claim form. The settlement, if approved, will not be material to PMI. In the event that the settlement does not receive final approval by the court, PMI intends to vigorously defend the action.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former primary and excess insurance carriers for costs incurred by PMI, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. The insurance carriers counterclaimed against PMI to recover defense costs previously advanced to PMI in conjunction with the Baynham action. In November 2002, PMI and its former insurance carriers filed competing motions for partial summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for partial summary judgment and granted the insurance carriers’ motion for partial summary judgment. On January 14, 2005, pursuant to PMI’s appeal of the District Court’s judgment, the United States Court of Appeals for the Ninth Circuit reversed the rulings of the District Court and remanded the case to the District Court with instructions to enter partial summary judgment in favor of PMI. (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case Nos. 03-15728 and 03-16007). In September 2006, PMI reached a settlement of the litigation with the excess carriers and received a payment of $2.5 million in October 2006 in exchange for a release of all claims against such carriers. The remanded case involving the primary insurance carrier was tried without a jury on October 23, 2006. On December 5, 2006, the court entered judgment in PMI’s favor of approximately $7.6 million, plus approximately $2.4 million in prejudgment interest. Post-judgment interest will accrue at the weekly average 1-year constant maturity Treasury yield. On December 12, 2006, the primary insurance carrier filed a motion requesting that the court amend its findings of fact and conclusions of law. PMI filed its opposition to the motion on January 17, 2007. The court has not yet ruled on the motion.

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

L. STEPHEN SMITH, 57, has been one of our directors since February 2002. He has been the Chief Executive Officer of The PMI Group since June 1, 2006 and President and Chief Operating Officer of The PMI Group since September 1998. He has served as Chief Executive Officer of PMI since January 2004. He was President and Chief Operating Officer of PMI from September 1998 to June 2006. He was elected Executive Vice President of Marketing and Field Operations of PMI in May 1994 and elected to the same positions with The PMI Group in January 1995, serving in such capacities until September 1998. Prior thereto, he held various executive positions with the Company from 1991 to 1994. Mr. Smith joined us in 1979. He is a member of our Financial Guaranty Oversight Committee. He is currently the President of the Mortgage Insurance Companies of America, the trade association for the mortgage insurance industry. He serves on the Board of the National Association of Hispanic Real Estate Professionals (“NAHREP”) and the Fannie Mae National Housing Advisory Council (“NAHC”). He is also a member of the National Association of Home Builders’ NAHB Roundtable.

BRADLEY M. SHUSTER, 52, has been President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation since January 1, 2003. Prior thereto, he was Executive Vice President, Corporate Development of The PMI Group since February 1999. Prior thereto he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior to joining PMI, he was an audit partner with the accounting firm of Deloitte & Touche LLP, where he was employed from January 1978 to July 1995.

DAVID H. KATKOV, 51, has been Executive Vice President of The PMI Group since August 2001 and President and Chief Operating Officer of PMI since June 2006. Prior thereto, Mr. Katkov held a variety of executive management positions in Sales, Structured Transactions, Product Development, and Portfolio Management. Prior to joining The PMI Group, Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

DONALD P. LOFE, JR., 50, has been Executive Vice President of The PMI Group since January 2003 and has been Chief Financial Officer of The PMI Group since April 1, 2003. Prior to joining The PMI Group, Mr. Lofe was Senior Vice President, Corporate Finance for The CNA Financial Corporation from October 1998 until January 2003. From October 1991 until November 1998, Mr. Lofe was an audit partner with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

VICTOR J. BACIGALUPI, 63, has served The PMI Group as Executive Vice President and Chief Administrative Officer since February 2005, and as General Counsel and Secretary since joining The PMI Group in November 1996. He served the Company as Senior Executive Vice President from February 2003 to February 2005, as Executive Vice President from August 1999 to February 2003, and as Senior Vice President from November 1996 to August 1999. Mr. Bacigalupi is a member of the Board of Directors of RAM Holdings Ltd.

LLOYD A. PORTER, 47, has been Executive Vice President and Managing Director, International Mortgage Insurance of PMI Capital Corporation since August 2004. Prior thereto, he was Senior Vice President and Managing Director, International Markets of The PMI Group since February 1999. Mr. Porter joined The PMI Group in 1983 and has held a variety of positions relating to marketing, capital markets, strategy, and corporate development.

DANIEL L. ROBERTS, 56, has been Executive Vice President, Chief Information Officer of The PMI Group since March 2000. Prior thereto he was Senior Vice President, Chief Information Officer of The PMI Group since December 1997. Prior to joining The PMI Group, he was Vice President and Chief Information Officer of St. Joseph Health System, a position he held since he joined that company in October 1994. Prior thereto, he was Vice President, Information Services and Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche LLP from July 1985 to December 1990.

JOANNE M. BERKOWITZ, 46, has served as Executive Vice President, Chief Enterprise Risk Officer of The PMI Group since October 2005. She served as Group Senior Vice President, Chief Enterprise Risk Officer of The PMI Group from July 2004 through September 2005. Ms. Berkowitz began her career with PMI in 1983, and has held various executive risk management positions.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of December 31, 2006, we were listed on the New York Stock Exchange and the NYSE Arca under the trading symbol “PMI.” On January 16, 2007, we voluntarily withdrew the listing of our common stock from the NYSE Arca. Our common stock continues to trade on the New York Stock Exchange. As of February 1, 2007, there were approximately 66 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended:

	2006			2005
	High	Low	Close	High	Low	Close
First quarter	$46.47	$40.35	$45.92	$42.09	$37.15	$38.01
Second quarter	$47.33	$43.32	$44.58	$39.37	$34.25	$38.98
Third quarter	$44.95	$41.60	$43.81	$42.37	$37.89	$39.87
Fourth quarter	$48.00	$41.96	$47.17	$41.82	$36.65	$41.07

Preferred Stock

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights, and other terms. We may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. We have reserved up to 400,000 shares of preferred stock for issuance under the Rights Plan described below.

Preferred Share Purchase Rights Plan

On January 13, 1998, we adopted a Preferred Share Purchase Rights Plan, or the Rights Plan. Under the Rights Plan, all shareholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. However, rights issued under the Rights Plan will not be exercisable initially. The rights will trade with The PMI Group’s common stock and no certificates will be issued until certain triggering events occur. The Rights Plan has a ten year term from the record date, but our Board of Directors periodically reviews the merits of redeeming or continuing the Rights Plan. Rights issued under the Rights Plan will be exercisable only if a person or group acquires 10% or more of our common stock or announces a tender offer for 10% or more of the common stock. If a person or group acquires 10% or more of our common stock, all rights holders except the buyer will be entitled to acquire our common stock at a discount and/or, under certain circumstances, to purchase shares of the acquiring company at a discount. The Rights Plan contains an exception that would allow passive institutional investors to acquire up to a 15% ownership interest before the rights would become exercisable.

Payment of Dividends and Policy

We paid regular dividends on our common stock of:

•	$0.0525 per share in each of the quarters since the quarter ended June 30, 2005;

•	$0.0450 per share in each of the four quarters in the period from July 1, 2004 through June 30, 2005; and

•	$0.0375 per share in each of the four quarters in the period from July 1, 2003 through June 30, 2004.

The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our consolidated operating results, overall financial condition and capital requirements, as well as general business conditions. The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. PMI’s ability to pay dividends or make distributions or returns of capital to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities, and the terms of our runoff support agreement with Allstate Insurance Company and capital support agreements with our subsidiaries. See Item 1, Section B.10. Regulation, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data—Note 14. Dividends and Shareholders’ Equity.

Common Share Repurchases

In February 2006, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. We completed this authorization in June 2006.

In July 2006, our Board of Directors authorized a common share repurchase program of up to $400 million. In August 2006, we entered into an accelerated stock buyback program with a major financial institution pursuant to which we agreed to purchase shares of our common stock from it for an aggregate maximum purchase price of $345 million. The maximum number of shares to be repurchased under the program has been set at 8.2 million common shares and the minimum number has been set at 7.2 million, representing a purchase price range per common share from $41.88 to $47.99, respectively. The actual number of shares received and the average per share cost will depend on the weighted average share price of common stock over the period of the program which will terminate in or around the second quarter of 2007. In the third quarter of 2006, we received the minimum allotment of 7.2 million common shares. We will receive additional common shares at the program’s expiration to the extent our weighted average common share net price does not exceed $47.99 during the program. Pursuant to the July 2006 Board authorization, we repurchased an additional 0.9 million shares in the fourth quarter of 2006 for $40 million for an average price per common share of $44.11.

On February 21, 2007, our Board of Directors authorized a common share repurchase program of $150 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

The following table contains information with respect to common share purchases made by or on behalf of the Company during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
10/01/06 – 10/31/06	—	N/A	—	—
11/01/06 – 11/30/06	401,575	$43.04	401,575	$37,715,353
12/01/06 – 12/31/06	505,333	$44.95	505,333	$15,000,047

Total	906,908		906,908	$15,000,047

(1)	Common share repurchase programs are implemented from time to time, depending on market conditions and other factors, through open market purchases and/or privately negotiated transactions. The transactions referenced in the above table were made through open market purchases. The programs do not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, below.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that The PMI Group specifically incorporates it by reference into such filing.

Comparison of The PMI Group, Inc. and Benchmarks

Total Return Index

	Total Return*						Total Rate of Return**
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/06
PMI	$100.00	$89.92	$111.89	$125.99	$124.55	$143.72	43.72%
MI Index***	100.00	75.75	102.43	119.11	119.25	115.10	15.10%
S&P 500	100.00	77.95	100.27	111.14	116.58	134.95	34.95%
Russell 1000 FIN SVS	100.00	84.76	110.55	125.08	133.52	158.38	58.38%

*	Total Return = Capital Appreciation + Dividend Income for the period 12/31/01 – 12/31/06.
**	Total Rate of Return = (Total Return – 100) / 100
***	The MI index includes Radian Group, Inc., MGIC Investment Corporation and Triad Guaranty, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data or otherwise noted)
Summary of Consolidated Operations
Net premiums written	$861,614	$845,689	$771,362	$876,001	$691,607	$600,288	$535,078	$471,135	$409,796	$372,113

Premiums earned	$860,530	$817,602	$770,399	$696,928	$676,857	$597,221	$530,378	$458,505	$411,922	$394,010
Net investment income	195,301	179,463	168,609	149,779	120,581	129,773	105,665	86,447	80,055	80,424
Equity in earnings from unconsolidated subsidiaries	127,309	97,885	83,554	4,597	44,225	18,788	11,880	7,061	3,225	1,455
Net realized investment gains	2,756	2,050	2,621	84	1,329	11	432	509	24,611	19,584
Realized capital loss on equity investment held for sale	—	—	(20,420)	—	—	—	—	—	—	—
Other income	20,141	20,783	33,473	40,333	39,126	28,643	8,309	15,825	20,335	7,949

Total revenues	1,206,037	1,117,783	1,038,236	891,721	882,118	774,436	656,664	568,347	540,148	503,422

Losses and loss adjustment expenses	302,936	257,779	237,282	209,088	157,575	108,830	100,992	111,678	135,097	150,366
Amortization of deferred policy acquisition costs	68,358	74,387	85,216	89,327	83,416	81,782	77,337	80,252	60,280	43,395
Other underwriting and operating expenses	239,812	213,649	204,695	175,693	144,877	128,730	95,317	81,847	73,365	58,520
Lease abandonment and relocation costs	—	—	—	—	12,183	—	—	—	—	—
Litigation (recovery) settlement	(2,839)	—	(2,574)	—	12,222	—	—	—	—	—
Interest expense	38,055	31,137	34,626	20,815	17,654	15,218	10,361	8,705	7,181	6,907
Distributions on mandatorily redeemable preferred securities	—	—	—	3,676	4,030	7,604	8,309	8,309	8,311	7,617

Total losses and expenses	646,322	576,952	559,245	498,599	431,957	342,164	292,316	290,791	284,234	266,805

Income from continuing operations before income taxes	559,715	540,831	478,991	393,122	450,161	432,272	364,348	277,556	255,914	236,617
Income taxes from continuing operations	140,064	131,662	112,459	118,814	124,545	129,655	110,380	81,198	72,405	65,339

Income from continuing operations after income taxes	419,651	409,169	366,532	274,308	325,616	302,617	253,968	196,358	183,509	171,278

Income from discontinued operations before income taxes	—	—	5,756	26,893	20,628	14,694	9,518	12,531	11,033	6,249
Income taxes from discontinued operations	—	—	1,958	7,186	7,199	5,294	3,274	4,423	4,182	2,218

Income from discontinued operations after income taxes	—	—	3,798	19,707	13,429	9,400	6,244	8,108	6,851	4,031

Gain on sale of discontinued operations, net of income taxes of $16,536	—	—	29,003	—	—	—	—	—	—	—
Income before extraordinary items and cumulative effect of a change in accounting principle	419,651	409,169	399,333	294,015	339,045	312,017	260,212	204,466	190,360	175,309
Extraordinary gain on write-off of negative goodwill, net of income taxes	—	—	—	5,418	—	—	—	—	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	—	—	—	—	(4,805)	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	7,172	—	—	—	—	—

Net income	$419,651	$409,169	$399,333	$299,433	$346,217	$307,212	$260,212	$204,466	$190,360	$175,309

Effective tax rate for continuing operations	25.0%	24.3%	23.5%	30.2%	27.7%	30.0%	30.3%	29.3%	28.3%	27.6%

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data or otherwise noted)
U.S. Mortgage Insurance Operating Ratios
Loss ratio	38.2%	38.1%	36.8%	36.2%	24.5%	18.1%	19.0%	24.7%	32.8%	38.2%
Expense ratio (1)	23.2%	24.4%	28.6%	22.0%	25.3%	25.5%	26.7%	29.4%	25.5%	22.7%

Combined ratio	61.4%	62.5%	65.4%	58.2%	49.8%	43.6%	45.7%	54.1%	58.3%	60.9%

Consolidated Balance Sheet Data
Total assets	$5,320,146	$5,254,136	$5,145,967	$4,794,289	$3,517,049	$2,989,952	$2,392,657	$2,100,762	$1,777,870	$1,686,603
Reserve for losses and loss adjustment expenses	$414,736	$368,841	$364,847	$346,939	$333,569	$303,816	$287,088	$273,645	$206,132	$192,211
Long-term debt	$496,593	$819,529	$819,529	$819,543	$422,950	$422,950	$136,819	$145,367	$99,476	$99,409
Mandatorily redeemable preferred securities	$—	$—	$—	$—	$48,500	$48,500	$99,109	$99,075	$99,040	$99,006
Shareholders’ equity	$3,568,590	$3,230,790	$3,137,755	$2,784,029	$2,193,833	$1,786,688	$1,499,211	$1,217,268	$1,097,515	$1,061,180
Return on equity (2)	12.7%	12.7%	13.4%	12.3%	17.1%	18.5%	19.3%	17.7%	17.7%	17.2%

Shares Outstanding (3) (in thousands)
Basic at year end	86,747	88,713	94,025	95,162	89,943	89,163	88,620	89,404	90,836	97,384
Basic weighted-average	86,478	91,738	95,452	89,915	89,843	88,887	88,507	89,787	94,181	100,157
Diluted weighted-average	92,866	101,620	105,231	99,198	99,533	94,421	90,037	90,488	94,598	100,531

Per Share Data (3)
Book value	$41.14	$36.42	$33.37	$29.26	$24.39	$20.04	$16.92	$13.62	$12.08	$10.90
Basic net income	$4.85	$4.46	$4.18	$3.33	$3.85	$3.46	$2.94	$2.28	$2.02	$1.75
Diluted net income	$4.57	$4.10	$3.87	$3.09	$3.55	$3.28	$2.89	$2.26	$2.01	$1.75
Cash dividends declared	$0.21	$0.20	$0.17	$0.13	$0.10	$0.08	$0.08	$0.07	$0.07	$0.07

U.S. Mortgage Insurance Operations Operating and Statutory Data
Primary new insurance written (in millions)	$32,234	$35,934	$41,213	$57,301	$47,803	$46,235	$27,295	$28,733	$27,820	$15,307
New insured primary loans	174,432	205,431	260,641	381,249	332,234	335,213	206,493	219,038	211,161	119,190
Primary insurance in force (in millions)	$102,635	$101,090	$105,321	$105,241	$107,579	$109,158	$96,914	$86,729	$80,682	$77,787
Primary risk in force (in millions)	$25,711	$24,971	$25,505	$24,668	$25,188	$25,772	$23,559	$21,159	$19,324	$18,092
Insured primary loans	720,347	743,533	803,236	827,225	874,202	882,846	820,213	749,985	714,210	698,831
Persistency	69.6%	61.9%	60.9%	44.6%	56.2%	62.0%	80.3%	71.9%	68.0%	80.8%
Primary default rate	5.55%	5.74%	4.86%	4.53%	4.18%	2.86%	2.21%	2.12%	2.31%	2.38%
Statutory capital (4)	$2,922,621	$2,838,778	$2,831,437	$2,561,765	$2,192,712	$1,900,709	$1,617,519	$1,372,273	$1,193,899	$1,114,342
Statutory risk-to-capital ratio (4)	8.1:1	8.2:1	8.2:1	9.1:1	11.3:1	13.0:1	14.1:1	14.8:1	14.9:1	14.6:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. The 2006 and 2004 expense ratios include the litigation settlement recovery. The 2003 expense ratio includes lease abandonment and relocation costs as well as the litigation settlement charge.
(2)	Return on equity is calculated using an average of the twelve months ending balances of shareholders’ equity for the respective calendar year.
(3)	Share data has been split-adjusted. In accordance with EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, (“EITF No. 04-8”), diluted earnings per share data have been retroactively adjusted, from 2001 until the fourth quarter of 2006 at which point the contingent convertible debentures were called, to reflect the dilutive effects of these instruments issued by The PMI Group in 2001.
(4)	Statutory data is based on PMI Mortgage Insurance Co. information only. Statutory capital includes policyholders’ surplus and contingency reserves.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements in this document include discussions relating to persistency rates, default and claim rates, the seasoning of PMI’s insurance portfolio, reserves for losses and LAE, and our liquidity and capital resources.

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

Overview of Our Business

We are a global provider of credit enhancement products that promote homeownership and the provision of services essential to the building of strong communities. Through our U.S., International and Financial Guaranty segments, we offer first loss, mezzanine and risk remote financial insurance across the credit spectrum and around the world. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations.    We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. Net income from U.S. Mortgage Insurance Operations was $290.3 million in 2006 and $275.4 million in 2005, and includes PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”).

•

International Operations.    We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, and Asia. Net income from our International Operations segment was $103.5 million in 2006 and $105.5 million in 2005.

•

Financial Guaranty.    We are the lead investor in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (“FGIC”), provides financial guaranty insurance. We also have a significant interest in RAM Reinsurance Company, Ltd., or RAM Re, a financial guaranty reinsurance company based in Bermuda, and its holding company, RAM Holdings Ltd. Our Financial Guaranty segment also includes PMI Guaranty Co., a wholly-owned surety company based in New Jersey. PMI Guaranty was formed in 2006 to provide financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services. Net income from our Financial Guaranty segment was $97.3 million in 2006 and $72.2 million in 2005.

•

Corporate and Other.    Our Corporate and Other segment consists of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $71.4 million in 2006 and $43.9 million in 2005.

Revenues and Expenses

Our revenues from continuing operations consist primarily of:

•	premiums earned on our U.S. and international mortgage insurance policies, financial guarantees and other credit enhancement products;

•	net investment income on our investment portfolios;

•	equity in earnings from our unconsolidated subsidiaries, primarily from FGIC, RAM Re and CMG MI; and

•	other income, including fees from contract underwriting services and income from changes in the fair value of credit default swaps.

Our expenses consist primarily of:

•	claims paid to policyholders, claims-related expenses and changes in reserves;

•	amortization of deferred policy acquisition costs;

•	underwriting, acquisition and policy servicing costs, contract underwriting costs and remedies, and general administration and overhead expenses;

•	interest and financing expenses; and

•	income taxes.

Conditions and Trends Affecting our Business

Overview of 2006 Financial Results

Our consolidated net income for 2006 was $419.7 million compared to $409.2 million for 2005. (See Results of Operations table below). This increase was primarily due to higher equity in earnings from FGIC and higher premiums earned in our U.S. Mortgage Insurance Operations segment and at PMI Australia. The increase in our consolidated net income in 2006 was partially offset by higher losses and loss adjustment expenses (“LAE”) in Australia and the U.S. and $12.2 million of pre-tax expenses relating to our January 2006 adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

New Insurance Written (NIW).    PMI’s NIW decreased by 10.3% in 2006 compared to 2005. The decrease reflects a 17.5% decrease in NIW generated by PMI’s flow channel. We believe that the decrease in PMI’s flow channel NIW was primarily driven by increasingly competitive pricing, higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured through our flow channel to a great extent, and a reduction in the size of the flow private mortgage insurance market. We believe the size of the flow private mortgage insurance market has been negatively impacted by lenders’ use of alternative mortgage products which do not require mortgage insurance and higher levels of loans originated and sold to non-agency investors which do not generally require mortgage insurance at the point of loan origination. In late 2006, Congress enacted legislation that provides for the tax deductibility, under certain circumstances, of borrower-paid mortgage insurance premiums relating to loans closed on or after January 1, 2007. We believe this legislation may positively impact flow NIW in 2007. NIW from PMI’s structured finance channel increased 15.8% in 2006 compared to 2005 due to increased customer opportunities as a result of the favorable mortgage-backed securities (“MBS”) market.

•

Policy Cancellations and Persistency.    Low interest rates and home price appreciation over the past several years have driven mortgage refinance activity and policy cancellations, which in turn have negatively affected PMI’s insurance in force. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 69.6% as of December 31, 2006 and 61.9% as of December 31, 2005. The improvement in PMI’s persistency rate in 2006 reflects lower levels of residential mortgage refinance activity. If mortgage interest rates remain at current levels or continue to increase, we expect that refinancing activity will continue to slow and PMI’s persistency rate will continue to improve.

•

Credit and Portfolio Characteristics.    Compared to December 31, 2005, PMI’s primary risk in force as of December 31, 2006 consisted of higher percentages of interest only, payment option ARMs, Alt-A, and high LTV loans. We believe that these percentage increases generally reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets. We expect higher default and claim rates for ARMs, payment option ARMs, interest only, Alt-A and high LTV loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates.

•

Losses and LAE.    PMI’s losses and LAE, which includes claims paid, LAE and changes in loss reserves during the applicable period, increased 3.8% in 2006 compared to 2005. PMI’s higher losses and LAE in 2006 was due to increases in loss reserves of $20.2 million during 2006. We increased PMI’s loss reserves primarily as a result of higher average primary claim sizes and higher claim rates in 2006 and our expectation that average claims sizes and claim rates will continue to increase in 2007. PMI’s average claim sizes increased in 2006 as a result of higher loan sizes and coverage levels in PMI’s NIW and insurance in force. PMI’s claim rates increased in part as a result of changes in the business mix of PMI’s mortgage insurance portfolio (described in Credit and Portfolio Characteristics above), and the seasoning of our primary NIW acquired through our structured finance channel. The increases in PMI’s claim sizes and claim rates have been partially mitigated by favorable economic conditions, including job creation and low interest rates.

•

Captive Reinsurance.    Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of December 31, 2006, 52.9% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 53.4% as of December 31, 2005. This decrease was due to a higher percentage of PMI’s 2006 NIW being generated by our structured finance channel, which NIW is generally not subject to captive reinsurance agreements.

•

Investment Income.    In 2006, PMI obtained authorization to dividend $500 million to its parent, The PMI Group. PMI paid $350 million in dividends to The PMI Group in 2006. Due to the dividends paid in 2006 and expected dividends to be paid in 2007, the size of PMI’s investment portfolio, and corresponding investment income for U.S. Mortgage Insurance Operations, will be reduced in 2007.

•

Regulatory and Legislative Environment.    At any point in time, there are multiple regulatory proposals and initiatives that could significantly affect the mortgage insurance industry as well as PMI’s business. We may also be impacted by changes in statutes and regulations affecting the GSEs, financial institutions and capital market participants.

International Operations.    Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia.    PMI Australia’s losses and LAE increased to $36.3 million in 2006 from $2.5 million in 2005. In 2006, we increased PMI Australia’s net loss reserves by $21.9 million. These increases were due in large part to interest rate increases and moderating or declining home price appreciation which, in turn, caused PMI Australia’s default inventory, claim rates and average claim sizes to increase. We expect these default and claims trends to continue in 2007. PMI Australia’s NIW increased by 39.5% in 2006 compared to 2005. The increase was due primarily to higher demand for flow and residential mortgage-backed securities related mortgage insurance and to PMI Australia’s streamlined flow product offerings and new marketing initiatives in 2006.

•

PMI Europe.    PMI Europe’s net income was $11.9 million in 2006 compared to $9.8 million in 2005. This increase in PMI Europe’s net income in 2006 was due in part to an increase in other income arising from changes in the fair value of its credit default swap derivative contracts. The increase in income from changes in the fair value of credit default swap derivative contracts was primarily due to mark-to-market gains, including accretion from deferred gains on existing contracts and five new contracts entered into during 2006. The increase in net income in 2006 was partially offset by a reduction in premiums earned associated with the acquired Royal & Sun Alliance (“R&SA”) portfolio and increases in losses and LAE. In accordance with our established earnings pattern, which is based upon management’s estimation of the expiration of the R&SA portfolio’s risk, we expect that premiums earned and risk in force associated with the portfolio to continue to decline in 2007 and through the remaining life of the portfolio. However, we expect the decline in premiums earned on this portfolio will be offset, at least in part, by premiums earned on new primary flow business written throughout Europe. In the second quarter of 2006, PMI Europe and R&SA terminated the sharing of future economic benefits with respect to the portfolio’s loss performance.

•

PMI Asia.    In June 2006, our wholly-owned subsidiary, PMI Asia, received its insurance authorization from the Hong Kong Insurance Authority. Subsequent to its receipt of authorization, we transferred our Hong Kong branch’s entire mortgage reinsurance portfolio to PMI Asia. In connection with this restructuring, our International Operations incurred a $1.1 million U.S. tax charge during the second quarter of 2006. PMI Asia’s gross written premium declined in 2006 compared to 2005 as a result of a decrease in mortgage origination activity in Hong Kong in 2006 and the increased retention of risk by PMI Asia’s leading customer. This customer will further increase its risk retention in 2007.

•

PMI Canada.    We are forming a wholly-owned Canadian subsidiary, PMI Canada, with headquarters in Toronto, Ontario. We expect PMI Canada to begin offering residential mortgage insurance products to Canadian lenders and mortgage originators in the first half of 2007.

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options.    The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and the functional currencies of the Australian dollar, Euro and Hong Kong dollar. The change in the average foreign currency exchange rates (primarily the weakening of the Australian dollar against the U.S. dollar) from 2005 to 2006 reduced our International Operations’ 2006 net income by (i) $1.2 million and (ii) a $1.3 million pre-tax decrease in the fair value of our foreign currency put options.

Financial Guaranty.    Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC.    A majority of the net income derived from our Financial Guaranty segment in 2006 was generated by equity in earnings from FGIC. Equity in earnings from FGIC was $98.5 million in 2006 compared to $74.9 million in 2005. The increase in equity in earnings from FGIC in 2006 compared to 2005 was primarily due to increases in premiums earned, the increase in FGIC’s loss and LAE reserves in 2005 related to Hurricane Katrina, the partial release in 2006 of Hurricane Katrina-related loss reserves recorded in 2005, and higher investment income. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets. FGIC’s refunding premiums were $41.8 million in 2006 compared to $54.8 million for 2005.

•

RAM Re.    Equity in earnings from RAM Re was $8.7 million in 2006 compared to $4.8 million in 2005. This increase was due primarily to higher premiums earned, release of loss reserves in 2006 and an increase in net investment income.

•	PMI Guaranty. PMI Guaranty began operations in the fourth quarter of 2006. PMI Guaranty’s net income (pre-tax) for the year ended December 31, 2006 was $0.8 million.

•

Hurricane Katrina.    As of December 31, 2006, FGIC had Katrina-related net reserves of $8.7 million, representing a $11.4 million decrease from December 31, 2005 in net reserves related to credits affected by Hurricane Katrina. FGIC’s loss reserve will likely be adjusted in the future as additional information concerning such credits becomes available. Any such adjustments may have a material impact on the results of operations of and our equity in earnings from FGIC Corporation. As of December 31, 2006, RAM Re had $26.6 million of par amount of exposure on its watch list related to exposures affected by Hurricane Katrina. We cannot predict whether FGIC or RAM Re will ultimately incur losses or will record additional reserves in the future as a result of Hurricane Katrina.

Corporate and Other.    Factors affecting the financial performance of our Corporate and Other segment include:

•

Contract Underwriting Services.    As a result of lower levels of mortgage originations and a decline in customers’ requests for contract underwriting services, our contract underwriting activities and revenues have declined, and will likely continue to decline in the future. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Expenses associated with contract underwriting remedies, and accruals thereof, decreased from $14.5 million in 2005 to $12.4 million in 2006.

•

Share-Based Compensation.    In 2006, we adopted SFAS No. 123R, which requires us to record the fair value of share-based awards, including stock options and our Employee Stock Purchase Plan (“ESPP”) shares to employees, in our consolidated statements of operations effective January 1, 2006. During 2006, our Corporate and Other segment incurred $12.2 million (pre-tax) in compensation expense relating to unvested and outstanding stock options and the ESPP. The after tax charge related to this item was $9.4 million in 2006. Due to our acceleration of out-of-the-money stock options in 2005, our expenses in 2006 were reduced and our expenses in 2007 will be higher by approximately $3 million to $5 million (after tax).

•

Additional Items Affecting this Segment.    Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in our other operating segments, and interest expense. Effective January 1, 2006, we refined our method of operating cost allocation between our U.S. Mortgage Insurance Operations segment and our Corporate and Other segment. As a result of this refinement, we allocated approximately $7.5 million (pre-tax) in 2006 to our Corporate and Other segment which previously would have been allocated to our U.S. Mortgage Insurance Operations segment. We incurred a $5.5 million (pre-tax) settlement accounting charge in 2006 related to a lump-sum distribution from our Supplemental Employee Retirement Plan. The lump-sum distribution triggered settlement accounting under SFAS No. 88, to revalue our pension-related liabilities in 2006.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Consolidated Results

The following table presents our consolidated financial results for the years ended:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$860.5	$817.6	$770.4	5.2%	6.1%
Net investment income	195.3	179.5	168.6	8.8%	6.5%
Equity in earnings from unconsolidated subsidiaries	127.3	97.9	83.6	30.0%	17.1%
Income from change in fair value of credit default swaps	7.4	2.4	6.9	—	(65.2%)
Net realized investment gains	2.8	2.1	2.6	33.3%	(19.2%)
Realized capital loss on equity investment held for sale	—	—	(20.4)	—	—
Other income	12.7	18.3	26.5	(30.6)%	(30.9)%

Total revenues	1,206.0	1,117.8	1,038.2	7.9%	7.7%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	302.9	257.8	237.3	17.5%	8.6%
Amortization of deferred policy acquisition costs	68.4	74.4	85.2	(8.1)%	(12.7)%
Other underwriting and operating expenses	237.7	213.7	204.7	11.2%	4.4%
Net costs to exchange and extinguish long-term debt	2.0	—	—	—	—
Litigation (recovery) settlement	(2.8)	—	(2.6)	—	—
Interest expense	38.1	31.1	34.6	22.5%	(10.1)%

Total losses and expenses	646.3	577.0	559.2	12.0%	3.2%

Income from continuing operations before income taxes	559.7	540.8	479.0	3.5%	12.9%
Income taxes from continuing operations	140.0	131.6	112.5	6.4%	17.0%

Income from continuing operations after income taxes	419.7	409.2	366.5	2.6%	11.7%
Income from discontinued operations before income taxes	—	—	5.8	—	—
Income taxes from discontinued operations	—	—	2.0	—	—

Income from discontinued operations after income taxes	—	—	3.8	—	—
Gain on sale of discontinued operations, net of income taxes of $16.5	—	—	29.0	—	—

Net income	$419.7	$409.2	$399.3	2.6%	2.5%

Diluted earnings per share	$4.57	$4.10	$3.87	11.5%	5.9%

Our consolidated net income for 2006 was $419.7 million compared to $409.2 million for 2005. (See Results of Operations table above). This increase was primarily due to higher equity in earnings from FGIC and higher premiums earned in our U.S. Mortgage Insurance segment and at PMI Australia. The increase in our consolidated net income in 2006 was partially offset by higher losses and loss adjustment expenses (“LAE”) in Australia and the U.S. and $12.2 million of pre-tax expenses relating to our January 2006 adoption of SFAS No. 123R.

Our consolidated net income was $409.2 million in 2005 compared to $399.3 million in 2004. Consolidated net income in 2004 included a $29.0 million after tax gain on the sale of discontinued operations, partially offset by a $20.4 million (pre-tax) realized capital loss on our equity investment in SPS Holding Corp. (“SPS”). Our consolidated net income from continuing operations after taxes in 2005 was $409.2 million compared to $366.5 million in 2004. The increases in net income and income from continuing operations after taxes in 2005 compared to 2004 were due primarily to higher premiums earned in U.S Mortgage Insurance Operations and PMI Australia in 2005, and increases in our equity in earnings from FGIC in 2005.

The increase in premiums earned in 2006 compared to 2005 was primarily due to increases in premiums earned from PMI Australia and our U.S. Mortgage Insurance Operations segment. The increase in PMI Australia’s premiums earned in 2006 was primarily due to the scheduled release of unearned premiums to premiums earned associated with PMI Australia’s NIW and insurance in force growth, and premiums earned as a result of higher levels of policy cancellations in 2006. The increase in U.S. Mortgage Insurance Operations’ premiums earned was due primarily to PMI’s higher average premium rates and average insured loan sizes, as well as higher levels of modified pool premiums. The increase in premiums earned in 2005 compared to 2004 was due to increases in premiums earned from U.S. Mortgage Insurance Operations, primarily as a result of higher average premiums rates and the recognition of premiums associated with loan cancellations under non-refundable single and annual premium policies, and from PMI Australia, as a result of insurance in force growth.

The increases in net investment income in 2006 and 2005 compared to their prior years were due primarily to the growth in PMI Australia’s investment portfolio and increases in our consolidated book yield. As of December 31, 2006, our consolidated pre-tax book yield was 5.45% compared to 5.18% and 5.07% as of December 31, 2005 and 2004, respectively. These increases in our pre-tax book yield were primarily due to the higher interest rate environment in Australia.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC Corporation was $98.5 million in 2006 compared to $74.9 million and $61.6 million in 2005 and 2004, respectively. The increase in 2006 compared to 2005 was primarily due to an increase in premiums earned, the partial release of loss reserves in 2006 associated with Hurricane Katrina, and higher investment income. In 2005, FGIC incurred losses and LAE of $20.1 million primarily related to insured credits impacted by Hurricane Katrina in 2005. Equity in earnings from FGIC increased in 2005 compared to 2004, notwithstanding the Hurricane Katrina-related reserve increases in 2005, primarily as a result of higher premiums earned and higher investment income.

Our income related to credit default swaps was generated by gains related to changes in the fair value of PMI Europe’s credit default swap transactions. Currently, PMI Europe is party to eleven transactions classified as derivatives. PMI Europe’s income increased from these transactions in 2006 in comparison to 2005 primarily due to risk written through new swaps in 2006 and increases in mark-to-market gains on existing derivatives.

The decreases in other income in 2006 compared to 2005, and 2005 compared to 2004, were largely attributable to lower fees generated by our contract underwriting revenues in our Corporate and Other segment. Contract underwriting fees decreased in 2006 and 2005 primarily due to declines in customer requests for our contract underwriting services and lower levels of mortgage refinance activity in 2006.

The increase in our consolidated losses and LAE in 2006 compared to 2005 was due primarily to increases in PMI Australia’s and U.S. Mortgage Insurance Operations’ losses and LAE in 2006. The increase in PMI Australia’s losses and LAE in 2006 was due primarily to higher default inventories, claim rates, and average claim sizes as a result of less favorable housing market conditions. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in 2006 was due primarily to higher claim rates caused by changes in the mix of PMI’s portfolio and higher claim sizes caused by higher coverage levels and loan sizes. The increase in our losses and LAE in 2005 compared to 2004 was due primarily to higher claims paid in our U.S. Mortgage Insurance Operations as a result of the seasoning of PMI’s insurance portfolio, an increased number of claims paid in 2005 that were previously delayed by bankruptcy protection, and higher claim rates associated with the changes in the mix of PMI’s loan portfolio.

The decreases in amortization of deferred policy acquisition costs in 2006 and 2005 compared to their prior years were due to lower levels of amortization in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations’ deferred policy acquisition cost asset was $43.5 million, $48.3 million and $54.0 million as of December 31, 2006, 2005 and 2004, respectively. These decreases were due primarily to cost savings realized from our U.S. field office restructurings in 2004 and 2006, and declines in NIW in 2005 and 2006.

The increase in other underwriting and operating expenses in 2006 compared to 2005 was primarily due to $12.2 million (pre-tax) of compensation expenses relating to our adoption of SFAS No. 123R in 2006, a $6.2 million (pre-tax) settlement accounting charge required due to a lump-sum distribution from our Supplemental Employee Retirement Plan, partially offset by cost savings from our field office restructurings. The increase in other underwriting and operating expenses in 2005 compared to 2004 was due primarily to higher operating expenses in our International Operations as a result of higher R&SA profit sharing commission accruals by PMI Europe and an increase in PMI Australia’s expenses related to payroll and regulatory compliance.

The increase in interest expense in 2006 compared to 2005 was primarily due to debt and equity financing activities during 2006. The decrease in interest expense in 2005 compared to 2004 was primarily due to the capitalization of interest expenses related to internally developed software.

Our income tax expense from continuing operations in 2006 increased compared to 2005 primarily as a result of the increase in our pre-tax income. Our effective tax rates were 25.0% for 2006 and 24.3% for 2005. This change in our effective rates was primarily due to increases in our U.S. Mortgage Insurance Operations’ and International Operations’ net income, excluding net investment income and equity in earnings, which are taxed at effective tax rates between 30% and 35%. The increase in income tax expenses for 2005 compared to 2004 was primarily due to the increase in pre-tax income from continuing operations, and an increase in the effective tax rate to 24.3% for 2005 from 23.5% for 2004. The increase in our effective tax rate in 2005 was due primarily to an increase in our U.S. Mortgage Insurance Operations’ net income, and also due to reduced proportionate contributions to our consolidated financial results of municipal bond interest income, which has a lower effective tax rate.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments for the years ended:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
U.S. Mortgage Insurance Operations	$290.3	$275.4	$254.5	5.4%	8.2%
International Operations	103.5	105.5	99.9	(1.9)%	5.6%
Financial Guaranty	97.3	72.2	60.7	34.8%	18.9%
Corporate and Other	(71.4)	(43.9)	(15.8)	62.6%	177.8%

Consolidated net income	$419.7	$409.2	$399.3	2.6%	2.5%

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Premiums earned	$688.0	$665.2	$634.0	3.4%	4.9%
Net investment income	$105.9	$104.3	$102.2	1.5%	2.1%
Equity in earnings from unconsolidated subsidiaries	$20.3	$18.8	$15.3	8.0%	22.9%
Losses and LAE	$263.0	$253.4	$233.2	3.8%	8.7%
Underwriting and operating expenses	$155.4	$162.8	$173.5	(4.5)%	(6.2)%
Litigation (recovery) settlement	$(2.8)	$—	$(2.6)	—	—
Net income	$290.3	$275.4	$254.5	5.4%	8.2%

Premiums written and earned—PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, portions of PMI’s gross premiums written are ceded to those captive reinsurance companies. PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
		(In millions)
Gross premiums written	$839.2	$849.2	$767.4	(1.2)%	10.7%
Ceded premiums, net of assumed	(167.8)	(167.8)	(155.3)	—	8.0%
Refunded premiums	(12.8)	(14.3)	(14.0)	(10.5)%	2.1%

Net premiums written	$658.6	$667.1	$598.1	(1.3%)	11.5%

Premiums earned	$688.0	$665.2	$634.0	3.4%	4.9%

The decreases in gross and net premiums written in 2006 compared to 2005 were primarily due to two single premium transactions totaling $47.3 million in premiums written in the fourth quarter of 2005, partially offset by higher levels of modified pool premiums and increases in PMI’s average premium rates and average insured loan balances in 2006. PMI’s average premium rate increased in 2006 as a result of changes in the business mix of PMI’s portfolio. PMI’s average insured loan balances increased primarily due to home price appreciation. The increases in gross and net premiums written in 2005 compared to 2004 were primarily due to the two single premium transactions written in the fourth quarter of 2005.

As of December 31, 2006, 63.5% of primary flow insurance in force and 64.4% of primary flow risk in force were subject to captive reinsurance agreements compared to 61.7% and 63.1% as of December 31, 2005. These increases are the result of a higher portion of new flow insurance written with customers with whom we have captive reinsurance agreements. NIW generated through PMI’s structured finance channel is generally not subject to captive reinsurance agreements.

PMI’s premiums earned increased in 2006 compared to 2005 as a result of higher average premium rates in 2006. This increase was partially offset by lower levels of earned premiums associated with loan cancellations of single premium policies and lower levels of NIW. PMI’s premiums earned increase in 2005 compared to 2004 primarily as a result of higher average premium rates in 2005 and the release in 2005 of unearned premiums to earned from the cancellation of annual and single premium policies.

Net investment income—Net investment income remained relatively flat in 2006 compared to 2005. U.S. Mortgage Insurance Operations’ investment portfolio, including cash and cash equivalents was $2.0 billion at December 31, 2006 compared to $2.1 billion at December 31, 2005 and 2004. The decrease in 2006 was primarily due to dividends paid by PMI to its parent. The pre-tax book yield for U.S. Mortgage Insurance Operations was 5.34% at December 31, 2006, 5.21% at December 31, 2005 and 5.14% at December 31, 2004. The increases in the pre-tax book yield in 2006 compared to 2005, and 2005 compared to 2004, were primarily due to higher interest rates.

Equity in earnings from unconsolidated subsidiaries—U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI increased in 2006 and 2005 compared to their respective prior years primarily as a result of higher premiums earned due to insurance in force and risk in force growth.

Losses and LAE—PMI’s losses and LAE represent claims paid, certain expenses related to default notification and claim processing and changes in loss reserves during the applicable period. Because losses and LAE includes changes in net loss reserves, it reflects our best estimate of PMI’s future claim payments and costs to process those claims relative to PMI’s current inventory of loans in default. Claims paid including LAE includes amounts paid on primary and pool insurance claims, and LAE. PMI’s losses and LAE and related claims data are shown in the following table.

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Claims paid including LAE (in millions)	$242.8	$246.4	$219.0	(1.5)%	12.5%
Change in net loss reserves (in millions)	20.2	7.0	14.2	188.6%	(50.7)%

Losses and LAE (in millions)	$263.0	$253.4	$233.2	3.8%	8.7%

Number of primary claims paid	8,637	9,262	8,335	(6.7)%	11.1%
Average primary claim size (in thousands)	$24.8	$23.2	$23.2	6.9%	—

The decrease in claims paid including LAE in 2006 compared to 2005 was primarily due to the decrease in the number of primary claims paid in 2006, offset by higher claim sizes in 2006. The decrease in the number of primary claims paid in 2006 was due in part to additional claims paid in 2005 that were previously delayed by bankruptcy protection. The higher average primary claim size in 2006 was a result of higher average loan sizes and coverage levels in PMI’s insurance in force. The increase in claims paid including LAE in 2005 compared to 2004 was due to a number of factors, including the seasoning of PMI’s primary insurance portfolio’s largest book years, an increased number of claims paid that were previously delayed by bankruptcy protection and higher claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV, Alt-A, and less-than-A quality loans. (See Credit and Portfolio Characteristics).

Primary claims paid were $214.0 million in 2006, $214.9 million in 2005, and $193.2 million in 2004. Pool insurance claims paid were $18.3 million in 2006, $21.6 million in 2005, and $19.4 million in 2004. As a result of increases in our modified pool risk in force in 2005 and 2006, we do not expect pool insurance claims paid to continue to decrease in 2007.

Our increase of net loss reserves by $20.2 million in 2006 reflects our belief that PMI’s average claim sizes and claim rates will continue to increase in the future. PMI experienced higher claim rates in 2006 due in part to changes in the business mix of its mortgage insurance portfolio (discussed in Credit and portfolio characteristics, below) and the seasoning of NIW acquired through PMI’s structured finance channel. Net loss reserves increased in 2005 from 2004 due to an increase in 2005 in PMI’s expected claim rates associated with the portion of PMI’s portfolio that contains ARMs, high LTV and less-than-A quality loans. (See Critical Accounting Estimates—Reserves for Losses and LAE.)

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

PMI’s primary default data are presented in the table below.

	As of December 31,			Percentage Change/Variance
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Flow policies in force	607,553	646,594	710,362	(6.0)%		(9.0)%
Structured policies in force	112,794	96,939	92,874	16.4%		4.4%

Primary policies in force	720,347	743,533	803,236	(3.1)%		(7.4)%

Flow loans in default	28,881	33,156	30,519	(12.9)%		8.6%
Structured loans in default	11,116	9,546	8,535	16.4%		11.8%

Primary loans in default	39,997	42,702	39,054	(6.3)%		9.3%

Primary default rate	5.55%	5.74%	4.86%	(0.19	) pps	0.88	pps
Primary default rate for flow transactions	4.75%	5.13%	4.30%	(0.38	) pps	0.83	pps
Primary default rate for structured transactions	9.86%	9.85%	9.19%	0.01	pps	0.66	pps

The decrease in PMI’s primary default rate as of December 31, 2006 compared to December 31, 2005 was primarily due to a decline in the number of primary loans in default, offset by a decrease in the number of primary insurance policies in force. The decrease in flow loans in default was primarily due to high cure rates associated with approximately 3,500 loans in default from hurricane impacted areas in 2005. Higher concentrations of Alt-A and high LTV loans contributed to the increase in structured loans in default as of December 31, 2006 compared to December 31, 2005.

The increase in PMI’s primary default rate as of December 31, 2005 compared with December 31, 2004 was due to an increase in the number of primary loans in default and a decline in the number of primary insurance policies in force. Increases in primary loans in default were mainly due to increases in structured loans in default as a result of higher concentrations of Alt-A and high LTV loans.

PMI’s modified pool default data are presented in the table below.

				Percentage Change/ Variance
	As of December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004
Modified pool with deductible
Loans in default	9,531	11,358	8,689	(16.1)%		30.7%
Policies in force	204,011	156,534	121,899	30.3%		28.4%
Default rate	4.67%	7.26%	7.13%	(2.59	) pps	0.13	pps

Modified pool without deductible
Loans in default	2,258	3,186	2,674	(29.1)%		19.1%
Policies in force	86,370	42,009	53,845	105.6%		(22.0)%
Default rate	2.61%	7.58%	4.97%	(4.97	) pps	2.61	pps

Total modified pool
Loans in default	11,789	14,544	11,363	(18.9)%		28.0%
Policies in force	290,381	198,543	175,744	46.3%		13.0%
Default rate	4.06%	7.33%	6.47%	(3.27	) pps	0.86	pps

PMI’s total modified pool default rate decreased in 2006 due to an increase in the number of modified pool policies in force and a decrease in modified pool loans in default. Modified pool loans in default decreased in 2006 primarily due to a higher number of delinquencies in the fourth quarter of 2005 from hurricane impacted areas and higher cure rates in 2006 in those areas. PMI believes that its modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce PMI’s potential for loss exposure on loans insured by those products. The increase in the 2005 modified pool default rates compared with 2004 was primarily due to defaults relating to Hurricane Katrina, customer default reporting enhancements begun in the third quarter of 2005, and increases in modified pool loans in default in 2005 due to the seasoning of the modified pool portfolio.

Total pool loans in default (which includes modified and other pool products) as of December 31, 2006, 2005 and 2004 were 15,898, 20,379 and 17,186, respectively. The default rates for total pool loans as of December 31, 2006, 2005 and 2004 were 4.24%, 6.84% and 5.50%, respectively.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Amortization of deferred policy acquisition costs	$52.0	$59.6	$72.1	(12.8)%	(17.3)%
Other underwriting and operating expenses	103.4	103.2	101.4	0.2%	1.8%
Litigation (recovery) settlement	(2.8)	—	(2.6)	—	—

Total underwriting and operating expenses	$152.6	$162.8	$170.9	(6.3)%	(4.7)%

Policy acquisition costs incurred and deferred	$48.7	$52.8	$56.5	(7.8)%	(6.5)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and can also be reduced by increased use of PMI's electronic origination and delivery methods.

The decreases in amortization of deferred policy acquisition costs and policy acquisition costs incurred and deferred in 2006 and 2005 compared to prior years were primarily due to expense savings realized from field office restructurings and lower levels of NIW. PMI’s deferred policy acquisition cost asset decreased by $4.8 million from December 31, 2005 to $43.5 million at December 31, 2006, and by $5.7 million from December 31, 2004 to December 31, 2005 as a result of these same factors. Continued declines in PMI’s deferred policy acquisition cost asset would reduce future amortization of deferred policy acquisition costs.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses in 2006 were reduced by approximately $7.5 million pursuant to a re-allocation of certain costs from U.S. Mortgage Insurance Operations to our Corporate and Other segment as a result of a refinement of our allocation of operating costs between segments. The increase in expenses in 2005 compared to 2004 was due primarily to higher compensation, insurance and depreciation related expenses. The litigation settlement refund received in 2006 relates to the settlement in 2001 of the Baynham litigation.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $12.7 million in 2006, $18.7 million in 2005 and $26.1 million in 2004. The declines in allocated expenses were due to decreases in contract underwriting activity.

Ratios—PMI’s loss, expense and combined ratios are shown below.

				Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Loss ratio	38.2%	38.1%	36.8%	0.1 pps	1.3 pps
Expense ratio	23.2%	24.4%	28.6%	(1.2) pps	(4.2) pps

Combined ratio	61.4%	62.5%	65.4%	(1.1) pps	(2.9) pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio remained flat in 2006 compared to 2005 as a result of higher premiums earned offset by higher losses and LAE. The increase in the loss ratio in 2005 compared with 2004 was primarily driven by increases in losses and LAE.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in 2006 compared to 2005 was primarily due to the decrease in total underwriting and operating expenses described above, partially offset by a decrease in net premiums written in 2006 compared to 2005. The decrease in PMI’s expense ratio in 2005 compared to 2004 was due to the increase in PMI’s net premium written and a decline in the amortization of deferred policy acquisition costs. Excluding the re-allocation of costs to our Corporate and Other segment described above, PMI’s expense ratio would have been approximately 24.3% for 2006. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW—The components of PMI’s primary NIW are as follows:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Primary NIW:
Primary NIW—flow channel	$23,270	$28,194	$36,257	(17.5)%	(22.2)%
Primary NIW—structured finance channel	8,964	7,740	4,956	15.8%	56.2%

Total primary NIW	$32,234	$35,934	$41,213	(10.3)%	(12.8)%

The decrease in PMI’s primary NIW in 2006 compared to 2005 was primarily driven by increasingly competitive flow pricing, higher concentrations of loans in the 2006 private mortgage insurance market of a type or credit quality that PMI has traditionally not insured through our flow channel to a great extent, and a reduction in the size of the flow private mortgage insurance market. The decrease in PMI’s primary NIW in 2005 compared to 2004 was driven by a decrease in the size of the flow private mortgage insurance market, partially offset by increased opportunities for structured transactions. We believe the size of the flow private mortgage insurance market was negatively impacted by lenders’ use of alternative mortgage products that do not require mortgage insurance and an increase in the level of loans originated and sold to non-agency investors as a percentage of the total origination market.

NIW from PMI’s structured finance channel increased in 2006 compared to 2005, and 2005 compared to 2004, mainly due to increased customer opportunities as a result of the favorable MBS market.

Modified pool insurance—PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction in the severity of the impact of borrower default beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. In 2006, PMI wrote $0.7 billion of modified pool risk, compared to $0.3 billion in 2005 and $0.2 billion in 2004. Modified pool risk in force was $2.5 billion at December 31, 2006, $1.8 billion at December 31, 2005 and $1.5 billion at December 31, 2004.

Insurance and risk in force—PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

				Percentage Change/Variance
	As of December 31,			2006 vs. 2005	2005 vs. 2004
	2006	2005	2004
	(In millions, except percentages)
Primary insurance in force	$102,635	$101,090	$105,321	1.5%	(4.0)%
Primary risk in force	$25,711	$24,971	$25,505	3.0%	(2.1)%
Pool risk in force*	$3,216	$2,589	$2,408	24.2%	7.5%
Policy cancellations—primary (year-to-date)	$30,689	$40,165	$41,133	(23.6)%	(2.4)%
Persistency—primary	69.6%	61.9%	60.9%	7.7 pps	1.0 pps

* includes modified pool and other pool risk in force

Primary insurance in force as of December 31, 2006 increased due primarily to lower policy cancellations, partially offset by lower levels of NIW. Primary risk in force at December 31, 2006 increased compared to December 31, 2005 due to a greater number of high LTV loans with deeper coverage and higher average loan balances, offset by lower levels of NIW. Higher or stabilizing mortgage interest rates and corresponding declines in refinance activity caused policy cancellations to decrease, and primary persistency to increase, in 2006 and

2005. The primary persistency rate is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The decreases in primary insurance in force and risk in force in 2005 compared to 2004 were due to continued high levels of policy cancellations and lower NIW in 2005.

Credit and portfolio characteristics—PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. We define less-than-A quality loans to include loans with credit scores generally less than 620. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW for the years ended:

	2006		2005		2004
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$1,153	5%	$1,588	6%	$2,703	7%
Primary NIW—structured finance channel	838	9%	1,084	14%	1,780	36%

Total primary NIW	$1,991	6%	$2,672	7%	$4,483	11%

Alt-A loan amounts and as a percentage of:
Primary NIW—flow channel	$6,691	29%	$7,425	26%	$7,304	20%
Primary NIW—structured finance channel	4,410	49%	3,002	39%	1,204	24%

Total primary NIW	$11,101	34%	$10,427	29%	$8,508	21%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW for the years ended:

	2006		2005		2004
	(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW—flow channel	$3,802	16%	$6,024	21%	$6,992	19%
Primary NIW—structured finance channel	4,081	46%	5,889	76%	3,262	66%

Total primary NIW	$7,883	24%	$11,913	33%	$10,254	25%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW—flow channel	$4,835	21%	$3,942	14%	$4,418	12%
Primary NIW—structured finance channel	1,386	15%	868	11%	337	7%

Total primary NIW	$6,221	19%	$4,810	13%	$4,755	12%

Since 2004, interest only loans, also known as deferred amortization loans, and payment option ARMs have been popular with some borrowers and we have insured an increased amount of these loans through our primary flow and structured finance channels. Interest only loans and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs.

The following table presents PMI’s interest only loans and payment option ARMs as percentages of its flow channel and structured finance channel primary NIW for the years ended:

	2006		2005		2004
	(In millions, except percentages)
Interest only loans amounts and as a percentage of:
Primary NIW—flow channel	$3,507	15%	$3,235	11%	$1,533	4%
Primary NIW—structured finance channel	2,329	26%	2,386	31%	410	8%

Total primary NIW	$5,836	18%	$5,621	16%	1,943	5%

Payment option ARMs amounts and as a percentage of:
Primary NIW—flow channel	$2,617	11%	$2,799	10%	$952	3%

Total primary NIW	$2,617	8%	$2,799	8%	952	2%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, high LTV, interest only and payment option ARMs loans as percentages of primary risk in force as of December 31 of the years presented:

	2006	2005	2004
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	8%	9%	11%
Less-than-A quality loans with FICO scores below 575 *	2%	3%	3%
Alt-A loans	20%	17%	13%
ARMs	19%	20%	15%
97% or higher LTV loans	18%	14%	12%
Interest only	10%	6%	N/A
Payment option ARMs	5%	3%	N/A

* Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

As shown by the above table, PMI’s primary risk in force at December 31, 2006 contained higher percentages of Alt-A loans, high LTV loans, interest only loans and payment option ARMs. We believe that these increases reflect the higher concentrations of these types of loans in the mortgage origination and private mortgage insurance markets.

We expect higher default rates and claim payment rates for less-than-A quality loans, Alt-A loans, high LTV loans, interest only loans, and payment option ARMs than our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In 2006, PMI’s average premium rate generally increased primarily as a result of PMI’s primary portfolio consisting of higher percentages of these types of loans. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

International Operations’ results include our Australian subsidiaries, collectively referred to as PMI Australia; our Irish subsidiaries, collectively referred to as PMI Europe; and PMI Asia.

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. Our International Operations segment’s net income for the last three years is summarized as follows:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(USD in millions)
PMI Australia	$84.5	$88.5	$76.3	(4.5)%	16.0%
PMI Europe	11.9	9.8	17.3	21.4%	(43.4)%
PMI Asia	7.1	7.2	6.3	(1.4)%	14.3%

International Operations net income	$103.5	$105.5	$99.9	(1.9)%	5.6%

The decrease in International Operations’ net income in 2006 compared to 2005 was primarily due to higher losses and LAE in PMI Australia. The decrease in International Operations’ net income in 2006 was partially offset by increased premiums earned and net investment income in Australia and an increase in income from changes in the fair value of PMI Europe’s credit default swaps. International Operations’ net income increased in 2005 compared to 2004 primarily due to increases in PMI Australia’s premiums earned and net investment income.

The change in the average foreign currency exchange rates from December 31, 2005 to December 31, 2006 negatively impacted our International Operations’ net income by $1.2 million, as a result of the weakening of the Australian dollar relative to the U.S. dollar. This foreign currency translation impact is calculated using the year over year change in the average monthly exchange rate to the current year ending net income in the local currency. The change in the average foreign currency exchange rates from December 31, 2004 to December 31, 2005 favorably impacted our International Operations’ net income by $2.9 million, as result of the strengthening of the Australian dollar relative to the U.S. dollar.

In 2006 and 2005, we purchased Australian dollar and Euro foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro in those years. The options had an aggregate pre-tax cost of $1.4 million and $1.8 million in 2006 and 2005, respectively. International Operations’ net income in 2006 and 2005 was reduced by $1.3 million pre-tax and $1.1 million pre-tax, respectively, related to the cost, net of realized gains, of our foreign currency put options. We have entered into a similar foreign exchange put option program in 2007 at a pre-tax cost of $1.3 million.

PMI Australia

The table below sets forth the results of PMI Australia for the years ended:

				Percentage Change
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
	(USD in millions)
Net premiums written	$184.0	$151.9	$151.2	21.1%		0.5%

Premiums earned	$145.4	$123.8	$109.1	17.4%		13.5%
Net investment income	54.7	46.8	38.3	16.9%		22.2%
Net realized investment gains	2.4	0.2	—	—		—
Other (loss) income	(0.6)	—	0.5	—		—

Total revenues	201.9	170.8	147.9	18.2%		15.5%

Losses and LAE	36.3	2.5	0.6	—		—
Underwriting and operating expenses	44.8	43.0	37.5	4.2%		14.7%

Total losses and expenses	81.1	45.5	38.1	78.2%		19.4%

Income before income taxes	120.8	125.3	109.8	(3.6)%		14.1%
Income taxes	36.3	36.8	33.5	(1.4)%		9.9%

Net income	$84.5	$88.5	$76.3	(4.5)%		16.0%

Loss ratio	25.0%	2.0%	0.5%	23.0	pps	1.5	pps
Expense ratio	24.3%	28.3%	24.8%	(4.0	) pps	3.5	pps

The average annual AUD/USD currency exchange rate was 0.7535 in 2006, 0.7621 in 2005 and 0.7370 in 2004. The change in the average AUD/USD currency exchange rates from 2005 to 2006 negatively impacted PMI Australia’s net income by $1.3 million in 2006, and the change in the average AUD/USD currency exchange rates from 2004 to 2005 favorably impacted PMI Australia’s net income by $2.8 million in 2005.

Net income from PMI Australia in 2006, 2005 and 2004 includes pre-tax foreign currency put option costs of $1.2 million, $1.6 million and $1.5 million, respectively.

Premiums written and earned—PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation to PMI Australia. The increases in PMI Australia’s premiums written and earned in 2006 compared to 2005 were primarily due to the scheduled release of unearned premiums to earned associated with PMI Australia’s growth in insurance in force over the last several years, and premiums earned from higher levels of policy cancellations in 2006. The increase in PMI Australia’s net premiums earned in 2005 compared to 2004 was due to higher levels of insurance in force and the continued strengthening of the Australian dollar relative to the U.S. dollar.

Net investment income—The increase in net investment income in 2006 compared to 2005 was due primarily to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $1.1 billion at December 31, 2006 compared to $877.2 million at December 31, 2005 and $801.5 million at December 31, 2004. This growth was driven by positive cash flows from operations, partially offset by a weakening of the Australian dollar relative to the U.S. dollar. The pre-tax book yield was 6.1% at December 31, 2006 and 5.9% at December 31, 2005 and 2004. The increase in the pre-tax book yield in 2006 was primarily due to a higher interest rate environment. The increase in net investment income in 2005 compared to 2004 was also attributable to the growth of the investment portfolio.

Losses and LAE—PMI Australia’s losses and LAE and related claims data are shown in the following table:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(USD in millions, except number of primary claims paid)
Claims paid including LAE	$15.5	$3.3	$1.3	—	153.8%
Change in net loss reserves	20.8	(0.8)	(0.7)	—	14.3%

Losses and LAE	36.3	2.5	0.6	—	—

Number of primary claims paid	302	93	65	—	43.1%
Average primary claim size (in thousands)	51.4	35.1	17.1	46.4%	105.3%

The increase in losses and LAE in 2006 compared to 2005 was attributable to interest rate increases in 2006 and moderating or declining home price appreciation in 2005 and 2006 which, in turn, caused PMI Australia’s default inventory, claim rates and average claim size to increase. We increased PMI Australia’s net loss reserves in 2006 due to, among other factors, an increase in PMI Australia’s default inventory in 2006, and our expectation that average claim sizes and claim rates will continue to increase. PMI Australia’s default inventory increased to 2,281 loans as of December 31, 2006 from 1,264 loans and 751 loans as of December 31, 2005 and December 31, 2004, respectively. PMI Australia’s default rate at December 31, 2006 was 0.22%, 0.13% at December 31, 2005, and 0.08% at December 31, 2004. The increase in losses and LAE in 2005 compared to 2004 was attributable to increased claims paid during 2005, slightly offset by a $1.1 million reserve reduction in the third quarter of 2005.

Underwriting and operating expenses—Underwriting and operating expenses in 2006 increased slightly compared to 2005 primarily due to higher compensation expenses, offset by a weakening of the Australian dollar. The increase in underwriting and operating expenses in 2005 compared to 2004 was due primarily to higher levels of insurance in force, increases in payroll and payroll-related expenses driven by increased employee headcount, and expenses related to regulatory compliance.

NIW, insurance and risk in force—PMI Australia’s NIW consists primarily of single premium policies and includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW, insurance in force and risk in force for the years ended:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(USD in millions)
Flow insurance written	$20,426	$18,321	$19,540	11.5%	(6.2)%
RMBS insurance written	20,012	10,671	14,669	87.5%	(27.3)%

Total NIW	$40,438	$28,992	$34,209	39.5%	(15.3)%

Insurance in force	$148,765	$119,915	$113,628	24.1%	5.5%
Risk in force	$135,541	$108,751	$103,135	24.6%	5.4%

The increase in NIW generated by PMI Australia’s flow channel and RMBS channel in 2006 compared to 2005 was primarily due to higher demand for flow and RMBS-related insurance and to streamlined flow product offerings and new marketing initiatives in 2006. The decrease in NIW in 2005 compared to 2004 was primarily due to slowing Australian mortgage origination and residential mortgage backed securities markets, competitive pricing, and the restructuring of a captive reinsurance arrangement causing a customer’s affiliated captive reinsurer to retain more mortgage default risk. The increases in insurance in force and risk in force at December 31, 2006 compared to December 31, 2005, and December 31, 2004, were driven by NIW. Low Doc loans represented 7.9%, 7.8% and 5.0% of PMI Australia’s risk in force as of December 31, 2006, 2005 and 2004, respectively.

PMI Europe

The following table sets forth the results of PMI Europe for the years ended:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(USD in millions)
Premiums earned	$16.2	$17.5	$20.9	(7.4)%	(16.3)%
Income from changes in fair value of credit default swaps	7.4	2.4	6.9	—	(65.2)%
Net investment income	9.3	9.9	8.9	(6.1)%	11.2%
Net realized investment gains (losses)	1.1	(0.1)	0.5	—	(120.0)%
Other (loss) income	(0.1)	0.5	(0.1)	(120.0)%	—

Total revenues	33.9	30.2	37.1	12.3%	(18.6)%

Losses and LAE	3.2	1.9	3.5	68.4%	(45.7)%
Underwriting and operating expenses	12.3	13.2	7.0	(6.8)%	88.6%

Total expenses	15.5	15.1	10.5	2.6%	43.8%

Income before taxes	18.4	15.1	26.6	21.9%	(43.2)%
Income taxes	6.5	5.3	9.3	22.6%	(43.0)%

Net income	$11.9	$9.8	$17.3	21.4%	(43.4)%

The average annual Euro/USD currency exchange rate was 1.2566 in 2006, 1.2444 in 2005, and 1.2443 in 2004. Changes in the average Euro/USD currency exchange rates from 2005 to 2006, and 2004 to 2005, favorably impacted PMI Europe’s net income by $0.1 million in 2006, $0.1 million in 2005. Net income from PMI Europe in 2006 includes a $0.1 million pre-tax realized loss related to foreign currency put options and 2005 includes a $0.4 million pre-tax realized gain related to foreign currency put options.

Premiums earned—The decreases in premiums earned in 2006 compared to 2005, and 2005 compared to 2004, were due primarily to a decrease in premiums earned associated with the R&SA lenders’ mortgage insurance portfolio acquired by PMI Europe in 2003. We recognize premiums associated with the acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As the portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to continue to decline.

Income from changes in fair value of credit default swaps—PMI Europe is currently a party to eleven transactions that are classified as derivatives. PMI Europe’s income increased from these transactions in 2006 primarily due to mark-to-market gains in 2006 of $7.4 million compared to $2.4 million in 2005. Mark-to-market gains on derivatives include any accretion from deferred gains. For the years ended December 31, 2006 and 2005, $2.2 million and $1.6 million, respectively, of accretion from deferred gains was recorded in income from changes in the fair value of credit default swaps. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments. As of December 31, 2006 and December 31, 2005, $13.3 million and $6.8 million, respectively, of deferred gains related to the initial fair value were included in other liabilities. PMI Europe’s income from derivatives decreased in 2005 compared to 2004 as a result of the reduction in gains related to the change in the derivatives’ fair value to $0.8 million in 2005 from $5.6 million in 2004. Claims paid related to credit default swaps accounted for as derivatives totaled $2.0 million in 2006, $1.8 million in 2005 and $0.4 million in 2004. These claims paid are offset against estimated claims paid and, to the extent they are different from those estimates, the differences are included in the changes in fair value of credit default swaps.

Net investment income and net realized investment gains (losses)—PMI Europe’s net investment income and realized investment gains (losses) consist primarily of interest income from its investment portfolio and, to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. Net investment income decreased in 2006 compared to 2005 primarily due to a decline in the average investment portfolio balance in 2006 caused by the payment of profit sharing obligations discussed below. The increase in net investment income in 2005 from 2004 was primarily due to the growth of the investment portfolio.

PMI Europe’s investment portfolio, including cash and cash equivalents, as of December 31, 2006 was $215.3 million, $216.3 million as of December 31, 2005, and $229.3 million as of December 31, 2004. The decrease in PMI Europe’s investment portfolio in 2006 was primarily driven by the payment of an accrued profit commission relating to the termination of future profit sharing obligations on the R&SA portfolio. The pre-tax book yield was 4.3% for the year ended December 31, 2006, and 4.5% for both the years ended December 31, 2005 and 2004.

Losses and LAE—PMI Europe’s losses and LAE increased in 2006 compared to 2005. PMI Europe’s losses and LAE over the periods presented were driven primarily by reserves posted for non-derivative accounted credit default swap transactions. PMI Europe increased its loss reserves by $1.4 million and $0.9 million as of December 31, 2006 and 2005, respectively, primarily due to lower than expected cure rates and higher loss severities, offset in part by decreases in reserves associated with the favorable claims performance of the R&SA portfolio. Claims, excluding claim payments from credit default swaps accounted for as derivatives, totaled $1.9 million in 2006, $1.0 million in 2005, and $0.6 million in 2004.

Underwriting and operating expenses—The slight decrease in underwriting and operating expenses in 2006 compared to 2005 was primarily due to a reduction in provisions for profit sharing obligations on the R&SA portfolio, partially offset by a growth in headcount. In the second quarter of 2006, PMI Europe and R&SA terminated the future sharing of economic benefits with respect to the portfolio’s loss performance. As a result, PMI Europe will not be required to pay R&SA profit sharing commissions in the future.

Risk in force – PMI Europe’s risk in force increased from $2.8 billion at December 31, 2005 to $3.9 billion at December 31, 2006 as a result of new risk-remote credit default swaps written in 2006.

PMI Asia

The following table sets forth the results of PMI Asia:

					Percentage Change
	2006	2005	2004		2006 vs. 2005	2005 vs. 2004
	(USD in millions)
Gross reinsurance premiums written	$6.7	$18.4	$12.8		(63.6)%	43.8%

Reinsurance premiums earned	10.9	11.0	6.3		(0.9)%	74.6%
Net investment income	1.8	0.4	—	*	—	—

Total revenues	12.7	11.4	6.3		11.4%	81.0%
Losses and LAE	0.4	(0.1)	—	*	—	—
Underwriting and operating expenses	1.2	0.4	—	*	—	—

Total expenses	1.6	0.3	—	*	—	—

Net income before taxes	11.1	11.1	6.3		—	—
Income taxes	4.0	3.9	—	*	2.6%	—

Net income	$7.1	$7.2	$6.3		(1.4)%	14.3%

*	2004 items are not comparable with 2005.

Premiums written and earned—Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI. The decrease in gross reinsurance premiums written in 2006 compared to 2005 was due primarily to a decrease in mortgage origination activity in Hong Kong and the increased retention of risk by a leading customer. In 2005 and 2006, this customer increased, and will increase further in 2007, the percentage of mortgage insurance risk and associated premiums that it retains, thereby negatively impacting PMI Asia’s reinsurance premiums written.

Net investment income—Net investment income increased in 2006 as compared to 2005 due primarily to growth in PMI Asia’s investment portfolio and higher book yields in connection with the transfer of our Hong Kong branch’s mortgage reinsurance portfolio to PMI Asia. As of December 31, 2006, PMI Asia has total cash and investments of $62.4 million.

Income taxes—The transfer of our Hong Kong branch’s mortgage reinsurance portfolio to PMI Asia resulted in a $1.1 million tax charge in the second quarter of 2006. As of July 2006, PMI Asia’s statutory tax rate is 17.5%.

Financial Guaranty

The following table sets forth the results of our Financial Guaranty segment for the years ended:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$98.5	$74.9	$61.6	31.5%	21.6%
RAM Re	8.7	4.8	6.2	81.3%	(22.6)%

Total equity in earnings	107.2	79.7	67.8	34.5%	17.6%
PMI Guaranty	0.8	—	—	—	—

Income before taxes	108.0	79.7	67.8	35.5%	17.6%
Income taxes	10.7	7.5	7.1	42.7%	5.6%

Net income	$97.3	$72.2	$60.7	34.8%	18.9%

The increase in equity in earnings from FGIC Corporation in 2006 compared to 2005 was primarily due to increases in premiums earned, release of loss reserves associated with Hurricane Katrina, and higher investment income, offset by higher interest expenses. The increase in equity in earnings from FGIC Corporation in 2005 compared to 2004 was primarily due to increases in premiums earned and net investment income, partially offset by increases in underwriting expense and losses and LAE due to Hurricane Katrina reserves recorded in 2005.

The increase in equity in earnings from RAM Re in 2006 compared to 2005 was due primarily to increases in premiums earned and net investment income, and a decrease in losses and LAE. The decrease in equity in earnings from RAM Re in 2005 compared to 2004 was due primarily to unrealized losses associated with certain credit derivatives and increases in operating expenses.

The table below shows the main components of FGIC’s 2006, 2005, and 2004 results.

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005
	(In millions)
Net premiums written	$366,814	$381,054	$313,878	(3.7)%	21.4%
Net premiums earned	266,457	224,569	174,949	18.7%	28.4%
Net investment income	139,748	118,802	98,002	17.6%	21.2%
Interest income—investment held by variable interest entity	35,893	—	—	—	—
Net realized gains and other income	2,658	699	1,296	—	(46.1)%

Total revenues	444,756	344,070	274,247	29.3%	25.5%

Losses and LAE (reversals)	(8,700)	18,506	5,922	(147.0)%	—
Underwriting expenses	91,356	81,761	68,149	11.7%	20.0%
Policy acquisition costs deferred	(39,728)	(38,069)	(32,952)	4.4%	15.5%
Amortization of deferred policy acquisition costs	11,486	8,302	2,038	38.4%	—
Interest expense and other operating expenses	26,204	26,460	26,302	(1.0)%	0.6%
Interest expense—debt held by variable interest entity	35,893	—	—	—	—

Total expenses	116,511	96,960	69,459	20.2%	39.6%

Income before income taxes	328,245	247,110	204,788	32.8%	20.7%
Income tax expenses	80,401	56,644	47,908	41.9%	18.2%

Net income	247,844	190,466	156,880	30.1%	21.4%
Preferred stock dividends	(18,485)	(17,295)	(16,348)	6.9%	5.8%

Net income available to common shareholders	229,359	173,171	140,532	32.4%	23.2%
The PMI Group’s ownership interest in common equity	42.0%	42.0%	42.1%	—	(0.1) pps

The PMI Group’s proportionate share of net income available to common stockholders
	96,301	72,715	59,108	32.4%	23.0%
The PMI Group’s proportionate share of management fees and other	2,209	2,209	2,484	—	(11.1)%

Equity in earnings from FGIC	$98,510	$74,924	$61,592	31.5%	21.6%

Premiums written and earned—Net premiums written decreased in 2006 compared to 2005 primarily due to a decrease in FGIC’s U.S. public finance premiums written, partially offset by growth in international finance and structured finance transactions. Net premiums earned increased in 2006 compared to 2005 due primarily to growth in FGIC’s U.S. structured finance and international finance portfolios, offset by a decrease in premiums earned on refundings. FGIC recorded earned premiums from refundings of $41.8 million in 2006, $54.8 million in 2005, and $42.7 million in 2004. A refunding occurs when an insured credit is called or legally defeased by the issuer prior to the stated maturity. When a credit insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. Net premiums written and earned increased in 2005 compared to 2004 primarily due to growth in FGIC’s U.S. public finance and structured finance portfolios and, to a lesser extent, growth in its international finance portfolio.

Net investment income—Net investment income increased to $139.7 million in 2006 from $118.8 million in 2005 and $98.0 million in 2004, primarily due to the growth of FGIC’s investment portfolio. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of AA. The book yield of FGIC’s investment portfolio was 3.9% as of December 31, 2006, 3.8% as of December 31, 2005, and 3.5% as of December 31, 2004.

Losses and LAE—The decrease in FGIC’s losses and loss adjustment expenses in 2006 compared to 2005, and the increase in 2005 compared to 2004, were primarily due to loss reserve activity related to insured credits impacted by Hurricane Katrina. In 2005, FGIC recorded $20.1 million of loss reserves, primarily related to insured obligations in areas affected by Hurricane Katrina. In 2006, FGIC reduced Hurricane Katrina-related reserves by $7.9 million. Total reserves, net of reinsurance recoverables, were $38.8 million as of December 31, 2006 compared to $51.5 million as of December 31, 2005.

Underwriting expenses—Underwriting expenses increased in 2006 compared to 2005 due to FGIC’s adoption of SFAS No. 123R and growth in headcount, partially offset by higher ceding commissions. Underwriting expenses increased in 2005 compared to 2004 primarily due to increases in headcount, partially offset by ceding commissions.

Deferred policy acquisition costs—The deferred policy acquisition cost asset was $93.2 million at December 31, 2006, $63.3 million at December 31, 2005 and $33.8 million at December 31, 2004. The amortization of deferred policy acquisition costs increased in 2006 to $11.5 million from $8.3 million in 2005 due to the increase in the deferred policy acquisition costs asset.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Equity in earnings from SPS in 2004 was included in this segment in equity in (losses) earnings from unconsolidated subsidiaries. As a result of the sale of our interest in SPS in October 2005, equity in earnings or losses from our investment in SPS in 2005 was included in this segment in other income. The Corporate and Other segment in 2004 also included the results from, and realized gain on sale of, the discontinued operations of APTIC. Our Corporate and Other segment results are summarized as follows:

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Net investment income	$21.5	$18.0	$19.3	19.4%	(6.7)%
Equity in (losses) earnings from unconsolidated subsidiaries	(0.2)	(0.7)	0.4	(71.4)%	—
Net realized investment losses	(4.6)	(2.6)	(0.6)	76.9%	—
Realized capital loss of equity investment held for sale (SPS)	—	—	(20.4)	—	—
Other income	13.5	18.0	26.2	(25.0)%	(31.3)%

Total revenues	30.2	32.7	24.9	(7.6)%	31.3%

Pension settlement charge	5.5	—	—	—	—
Share-based compensation expense	12.2	—	—	—	—
Net costs to exchange and extinguish long-term debt	2.0	—	—	—	—
Other operating expenses	74.0	68.6	71.9	7.9%	(4.6)%

Total other operating expenses	93.7	68.6	71.9	36.6%	(4.6)%
Interest expense	37.3	31.1	34.5	19.9%	(9.9)%

Total expenses	131.0	99.7	106.4	31.4%	(6.3)%
Net loss from continuing operations before income taxes	(100.8)	(67.0)	(81.5)	50.4%	(17.8)%
Income tax benefits from continuing operations	(29.4)	(23.1)	(32.9)	27.3%	29.8%

Income from discontinued operations, net of income taxes	—	—	3.8	—	—
Gain on sale of discontinued operations (APTIC), net of income taxes	—	—	29.0	—	—

Net loss	$(71.4)	$(43.9)	$(15.8)	62.6%	177.8%

Net investment income—The increase in net investment income in 2006 compared to 2005 was a result of higher investment yields in The PMI Group’s investment portfolio in 2006, partially offset by a decrease in the size of the investment portfolio in 2006 due to our repurchase of common shares and redemption of certain long-term capital instruments. The decrease in net investment income in 2005 compared to 2004 was due primarily to a decrease in the size of our investment portfolio due to repurchases of our common shares.

Net realized investment losses—Net realized investment losses increased in 2006 compared to 2005 due primarily to the other-than-temporary impairment of investments that we no longer had the intent to hold until recovery in value. Net realized investment losses increased in 2005 compared to 2004 due primarily to a $2.1 million pre-tax realized capital loss on our equity investment in a private equity limited partnership investment that met the criteria for other-than-temporary impairment.

Other income—Other income primarily includes contract underwriting revenue. Other income decreased in 2006 compared to 2005 as a result of a decline in contract underwriting activity. In 2005, other income was offset by $1.7 million of losses relating to our investment in SPS.

Total other operating expenses—Total other operating expenses for the segment increased in 2006 compared to 2005 primarily due to $12.2 million (pre-tax) of additional compensation expenses in 2006 related to our adoption of SFAS No. 123R, $7.5 million of reallocated expenses from U.S. Mortgage Insurance Operations to our Corporate and Other segment, and a $5.5 million (pre-tax) settlement accounting charge related to a lump-sum distribution from our Supplemental Employee Retirement Plan. SFAS No. 123R requires the measurement of all share-based compensation to employees, including grants of employee stock options, using a fair-value-based method, and the recording of such expense in our consolidated statements of operations. We were required to adopt SFAS No. 123R effective January 1, 2006. The reallocation increase relates to a 2006 refinement in our allocation of operating expenses between our business segments. The lump-sum distribution triggered settlement accounting under SFAS No. 88, to revalue our pension-related liabilities in 2006. The decrease in other operating expenses in 2005 compared to 2004 was due primarily to reductions in contract underwriting expenses due to lower levels of contract underwriting, partially offset by an increase in contract underwriting remedies from $10.0 million in 2004 to $14.5 million in 2005. Contract underwriting remedies in 2006 totaled $12.4 million.

Interest expense—Interest expense increased in 2006 compared to 2005 due primarily to higher average debt levels related to our capital initiatives in 2006, including interest on our $345 million bridge loan which was repaid in the fourth quarter of 2006, and lower interest expense in 2005 due to capitalized interest for internally developed software costs. (See Liquidity and Capital Resources – Debt and Equity Financing, below.)

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $182.1 million at December 31, 2006, compared to $570.1 million at December 31, 2005. This decrease in The PMI Group’s available funds was primarily due to our redemption of approximately $300 million of remarketed senior notes in connection with our hybrid securities and our common share repurchases in 2006. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations, and that we maintain excess liquidity to support our operations as needed.

U.S. Mortgage Insurance Operations Liquidity—The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. During the second quarter of 2006, CMG MI paid a dividend of approximately $35 million to its two stockholders, of which $17.5 million was paid to PMI. We have reached an agreement with CUNA Mutual Group, CMG MI’s other equity owner, to cause CMG MI to dividend to its parents approximately $37 million of dividends in 2007, subject to regulatory and rating agency approval. PMI will receive 50% of any dividend from CMG MI.

International Operations and Financial Guaranty Liquidity—The principal uses of these segments’ liquidity are the payment of operating expenses, claim payments, taxes, and growth of its investment portfolio. The principal sources of these segments’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

In October 2006, we entered into a $400 million revolving credit facility and terminated our then-existing $175 million revolving credit facility. Our $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at our request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.7 million outstanding under the revolving credit facility as of December 31, 2006.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On June 7, 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million. This dividend was paid to The PMI Group in two installments of $150 million in August of 2006 and $100 million in September of 2006, respectively. On December 14, 2006, the Director of the Arizona Department of Insurance approved an additional extraordinary dividend request of $250 million. In December 2006, a $100 million installment was paid to The PMI Group in the form of a return of capital. The second installment of the approved $250 million dividend is expected to be paid in the first half of 2007.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend,

PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of December 31, 2006, PMI’s risk-to-capital ratio was 8.1 to 1 compared to 8.2 to 1 at December 31, 2005 and 8.2 to 1 at December 31, 2004.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation. FGIC Corporation’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between The PMI Group and other investors in FGIC Corporation, and covenants included in its 6.0% senior notes. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FGIC during the preceding twelve months, the dividends would not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the New York Superintendent of Insurance and (ii) adjusted net investment income during this period. Any dividend distribution in excess of these requirements would require the prior approval of the New York Superintendent of Insurance.

In addition, so long as any senior preferred stock or class B common stock issued upon conversion of that preferred stock is outstanding, FGIC Corporation’s certificate of incorporation generally prohibits the payment of dividends or other payments on any of FGIC Corporation’s capital stock, except the senior preferred stock, without the consent of the holder of two-thirds of the outstanding shares of that preferred stock (or the class B common stock issued upon conversion of that preferred stock). This restriction does not apply to cash dividends declared and paid on the class A common stock after the ninth anniversary of the closing of the FGIC Corporation investment provided that those dividends are paid from retained earnings in excess of the amount of FGIC Corporation’s retained earnings on the closing date of such investment, the amount of the dividends in any fiscal year does not exceed one-third of one percent of FGIC Corporation’s stockholders’ equity and equivalent dividends are paid on the class B common stock.

The stockholders agreement between The PMI Group and the other investors in FGIC Corporation also restricts the payment of dividends by FGIC. The stockholders agreement provides that FGIC will not declare or pay cash dividends to holders of its common stock prior to the earlier of the fifth anniversary of the closing of the investment and the completion of the first underwritten public offering of FGIC Corporation’s common stock, and, in any event, that such dividends will not be paid prior to the redemption of FGIC Corporation’s senior preferred stock and class B common stock. FGIC Corporation is further restricted in the payment of dividends by the terms of its 6% senior notes, due 2034.

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, and purchase obligations. Cash payments related to our reserves for losses and LAE as of December 31, 2006 shown below are based upon management’s best estimate from historical experience as well as current economic conditions. These estimates could vary significantly based on, among other things, changes to claim rates and claim sizes. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. Minimum rental payments under non-cancelable operating leases are provided in the table below.

	Less Than 1 Year	1-3 Years	3-5 Years	5 Years or More	Total
	(In thousands)
Reserves for losses and LAE	$278,493	$125,170	$10,983	$90	$414,736
Long-term debt obligations(1)	31,591	105,954	58,449	841,477	1,037,471
Operating lease obligations	5,510	8,263	5,131	2,880	21,784
Purchase obligations	1,825	293	240	120	2,478

Total	$317,419	$239,680	$74,803	$844,567	$1,476,469

(1)	Includes $496.6 million of principal debt and $540.9 million of scheduled interest.

Off-Balance Sheet Arrangements

Under certain circumstances, when we make an underwriting error in the course of providing contract underwriting services to a customer, we issue to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error is discovered and is usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for certain costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2006, we estimate that the total principal balance of indemnified loans was between approximately $44 million and $48 million. We believe a number of factors will cause our contingent liability with respect to these indemnifications to be significantly lower than this amount. These factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a small portion of the indemnified loans to default; (iii) loans in default may not cause our customers to incur losses due to home appreciation; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire. In 2006, we paid customers $0.6 million pursuant to loan indemnifications compared to approximately $1.1 million in 2005. These amounts are included in our expenses associated with contract underwriting remedies.

In connection with structured finance transactions in the U.S., Europe and Australia, we are often required to provide narrative and/or financial information relating to us and our subsidiaries to mortgage-backed securities issuers for inclusion in the relevant offering documents and the issuers’ ongoing SEC filings. In connection with the provision of such information, we or our subsidiaries may be required to indemnify the issuer of the mortgage-backed securities and the underwriters of the offering with respect to the information’s accuracy and completeness and its compliance with applicable U.S. securities laws and regulations.

As part of the sale of our interest in SPS in October 2005, we and SPS’s other prior shareholders indemnified CSFB for specified liabilities relating to SPS's operations, including certain litigation and regulatory actions. This indemnification obligation could potentially reduce the monthly proceeds that we expect to receive from CSFB in 2006 through 2008. The maximum indemnification obligation for SPS's operations is approximately $34 million. Our portion of this maximum obligation is 61.4% or $20.7 million. As of December 31, 2006, we have a $6.4 million liability related to this indemnification obligation.

We have invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2006, we had committed to fund, if called upon to do so, approximately $5.2 million of additional equity in certain limited partnership investments. This commitment to fund is excluded from the above table.

Consolidated Investments:

Net Investment Income

Net investment income consists of:

	2006	2005	2004
	(In thousands)
Fixed income securities	$151,608	$151,513	$146,057
Equity securities	14,325	9,274	9,751
Short-term investments	32,332	21,397	15,389

Investment income before expenses	198,265	182,184	171,197
Investment expenses	(2,964)	(2,721)	(2,588)

Net investment income	$195,301	$179,463	$168,609

Net investment income increased in 2006 compared to 2005 primarily due to growth in our Australian investment portfolios, combined with an increase in our consolidated book yield. As of December 31, 2006, our consolidated pre-tax book yield was 5.45% compared to 5.18% as of December 31, 2005. This increase was driven primarily by interest rate increases in Australia and the U.S., which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio. Net investment income increased from 2004 to 2005 due to growth in our investment portfolio and increased book yields in Australia which reflects a higher interest rate environment.

Realized Investment Gains and Losses

Realized investment gains and losses on investments are composed of:

	2006	2005	2004
	(In thousands)
Fixed income securities:
Gross gains	$6,102	$857	$1,910
Gross losses	(4,274)	(1,446)	(6,184)

Net gains (losses)	1,828	(589)	(4,274)
Equity securities:
Gross gains	6,835	6,707	6,607
Gross losses	(2,822)	(1,952)	(2,551)

Net gains	4,013	4,755	4,056
Short-term investments:
Gross gains	—	—	3,200
Gross losses	(3,085)	(17)	(361)

Net (losses) gains	(3,085)	(17)	2,839
Investments in unconsolidated subsidiaries:
Gross losses	—	(2,099)	—

Net losses	—	(2,099)	—

Net realized investment gains before income taxes	2,756	2,050	2,621
Income taxes	(965)	(717)	(917)

Total net realized investment gains after income taxes	$1,791	$1,333	$1,704

Net realized gains after income taxes increased by $0.5 million in 2006 compared with 2005 primarily due to the sales volume of fixed income securities to fund The PMI Group’s capital initiatives, offset by $2.8 million impairment charges of short-term investments in 2006. Net realized gains after income taxes decreased $0.4 million in 2005 compared with 2004 primarily due to $2.1 million pre-tax realized capital loss on a private equity limited partnership agreement in 2005.

Unrealized Investment Gains and Losses

The changes in net unrealized gains, net of deferred taxes, consist of:

	2006	2005	2004
	(In thousands)
Fixed income securities	$(24,601)	$(8,531)	$4,006
Equity securities	11,686	1,290	3,174
Investments in unconsolidated subsidiaries	8,001	(15,044)	4,330
Short-term investments	2,074	(898)	(3,247)
Discontinued operations – APTIC	—	—	(1,317)

Changes in unrealized investment gains, net of deferred taxes	(2,840)	(23,183)	6,946

The changes in unrealized gains in 2006 and 2005 were due primarily to increases in interest rates that caused market value declines relative to our consolidated fixed income portfolio. The change in unrealized gains in 2004 was due to declines in interest rates. As interest rates, market and other economic conditions change, we expect the market value of the securities in our consolidated investment portfolio and of our unconsolidated equity investments to be affected.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of December 31, 2006 and 2005. Amounts shown under “Corporate and Other” include the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” include the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(In thousands)
December 31, 2006
Fixed income securities:
U.S. municipal bonds	$1,547,548	$—	$77,803	$13,599	$1,638,950
Foreign governments	—	499,844	—	—	499,844
Corporate bonds	5,220	629,736	—	39,253	674,209
U.S. government and agencies	8,021	—	—	1,082	9,103
Mortgage-backed securities	2,546	—	—	2,201	4,747

Total fixed income securities	1,563,335	1,129,580	77,803	56,135	2,826,853
Equity securities:
Common stocks	127,825	34,438	—	—	162,263
Preferred stocks	232,736	—	16,025	—	248,761

Total equity securities	360,561	34,438	16,025	—	411,024
Short-term investments	929	52,827	—	1,300	55,056

Total investments	$1,924,825	$1,216,845	$93,828	$57,435	$3,292,933

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(In thousands)
December 31, 2005
Fixed income securities:
U.S. municipal bonds	$1,683,549	$—	$10,383	$1,693,932
Foreign governments	—	525,569	—	525,569
Corporate bonds	10,810	394,255	170,967	576,032
U.S. government and agencies	8,328	—	3,311	11,639
Mortgage-backed securities	3,579	—	2,844	6,423

Total fixed income securities	1,706,266	919,824	187,505	2,813,595
Equity securities:
Common stocks	114,042	27,771	—	141,813
Preferred stocks	96,588	—	—	96,588

Total equity securities	210,630	27,771	—	238,401
Short-term investments	912	24,590	116,822	142,324

Total investments	$1,917,808	$972,185	$304,327	$3,194,320

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At December 31, 2006, the fair value of these securities in our consolidated investment portfolio increased to $3.3 billion from $3.2 billion at December 31, 2005. The increase was due primarily to positive cash flows from consolidated operations and increases in foreign currency translation rates.

In 2006, PMI obtained authorization to dividend $500 million to its parent, The PMI Group. PMI paid $350 million of the dividends to The PMI Group in 2006. Due to the dividends paid in 2006 and expected to be paid in 2007, the size of PMI’s investment portfolio and corresponding investment income for U.S. Mortgage Insurance Operations will be reduced in 2007.

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

As of December 31, 2006, 7.3% of our U.S. investment portfolio (which consists of U.S. Mortgage Insurance Operations segment, Corporate and Other segment and PMI Guaranty) consists of FGIC-insured non-refunded municipal bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded municipal bonds.

The following table summarizes the rating distributions of our consolidated investment portfolio as of December 31, 2006.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	68.3%	60.3%	53.5%	23.9%	64.0%
AA	19.4%	19.3%	24.3%	56.8%	20.2%
A	9.2%	16.5%	22.2%	9.2%	12.4%
BBB	3.1%	3.5%	—	10.1%	3.3%
Below investment grade	—	0.4%	—	—	0.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the pre-tax book yield of our consolidated investment portfolio by segment as of December 31, 2006, 2005 and 2004.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
2006	5.34%	5.72%	4.82%	5.23%	5.45%
2005	5.21%	5.59%	—	4.33%	5.18%
2004	5.14%	5.56%	—	4.04%	5.07%

Debt and Equity Financing

As of December 31, 2006, our consolidated shareholders’ equity was $3.6 billion. The carrying value of our long-term debt outstanding issued by The PMI Group at December 31 was as follows:

	As of December 31,
	2006	2005
	(In thousands)
6.000% Senior Notes, due 2016	$250,000	$—
6.625% Senior Notes, due 2036	150,000	—
5.568% Senior Notes, due November 15, 2008 (1)	45,000	345,000
6.75% Senior Notes, due November 15, 2006	—	62,950
2.50% Senior Convertible Debentures, due July 15, 2021	—	359,986
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$496,593	$819,529

(1)	Prior to August 10, 2006, the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

We issued $250 million in principal amount of our 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of our 6.625% Senior Notes, due September 15, 2036, in September 2006 (collectively referred to as the “Senior Notes”). We utilized most of the proceeds from the issuance of the Senior Notes to redeem our 2.50% Senior Convertible Debentures due 2021, as discussed further below. The Senior Notes are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the Senior Notes in whole or in part at any time at the “make-whole redemption price.” The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, we entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and will be amortized into interest expense over the terms of the Senior Notes. As of December 31, 2006, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $8.8 million (pre-tax). The Senior Notes are unsecured and will rank equally in right of payment with all of The PMI Group’s other existing and future senior unsecured indebtedness.

In July 2006, we commenced an exchange offer pursuant to which we offered to exchange a new series of our 2.50% senior convertible debentures due 2021 (referred to as the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of our existing 2.50% senior convertible debentures due 2021 (referred to as the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature allows us to satisfy a portion of our obligation due upon conversion of the debentures in cash, thereby reducing the dilution associated with the conversion of the new debentures. This feature also limits the dilutive impact of the new debentures on our diluted earnings per share. Following completion of the exchange offer in August 2006, we had approximately $341.5 million in principal amount of our new debentures outstanding and approximately $18.4 million in principal amount of our old debentures outstanding.

In September 2006, we delivered a notice of redemption to the holders of the old debentures and the new debentures. Holders of $3,000 principal amount of the old debentures and $339,000 principal amount of the new debentures converted their debentures in connection with the call for redemption. On October 27, 2006, we redeemed the $359.6 million aggregate principal amount of debentures that were not converted for a price equal to principal amount of the debentures plus accrued and unpaid interest.

The 5.568% Senior Notes relate to our issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units included the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of The PMI Group’s common stock for an aggregate purchase price of $345 million. In August 2006, pursuant to the terms of the Equity Units, we completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which we refer to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on the Senior Notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, we purchased and cancelled $300 million in principal amount of the 5.568% Senior Notes, leaving $45 million in principal amount of the 5.568% Senior Notes outstanding after completion of the remarketing. Pursuant to the terms of the Equity Units, a significant portion of the proceeds of the remarketing was applied to satisfy the Equity Unit holders’ obligations under the purchase contracts to purchase shares of our common stock upon settlement of the purchase contracts. We issued approximately 8 million common shares on November 15, 2006 in exchange for approximately $345 million, which we used to repay the bridge loan described below.

In July 2006, The PMI Group announced that its board of directors authorized a common share repurchase program in an amount not to exceed $400 million. The $400 million share repurchase authorization was designed to address the additional common shares we issued on November 15, 2006 (discussed above) under the terms of our Equity Units.

In August 2006, The PMI Group entered into an accelerated stock buyback program with a major financial institution pursuant to which The PMI Group agreed to purchase shares of our common stock for an aggregate purchase price of $345 million. Until conclusion of the program in the second quarter of 2007 (which may in certain circumstances be accelerated or extended), the total number of common shares to be purchased cannot be determined. The number of common shares to be repurchased under the program generally will be based on the volume weighted average share price of our common stock during the term of the program. The program is subject to collar provisions that establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period (the “Hedge Period”), which concluded at the end of September 2006. With the conclusion of the Hedge Period, the minimum number of common shares to be repurchased has been set at 7.2 million and the maximum number of common shares to be repurchased has been set at 8.2 million. As of the end of the Hedge Period, the financial institution has delivered to us the 7.2 million minimum number of common shares. The final number of common shares that we will receive depends on the share price of our common stock during the remaining term of the program. Pursuant to the July 2006 Board authorization, we repurchased an additional 0.9 million shares in the fourth quarter of 2006 for $40 million for an average price per common share of $44.11. In February, 2007, our Board of Directors authorized an additional common share repurchase program of $150 million.

On August 23, 2006, The PMI Group entered into a bridge loan credit agreement with an affiliate of the financial institution pursuant to which we borrowed $345 million to fund the purchase of the common shares pursuant to any common share repurchase program we entered into with the financial institution or any of its affiliates, including, without limitation the common share repurchase programs described above. Amounts borrowed under the bridge loan credit agreement were repaid in November 2006.

The 6.75% Senior Notes described above relate to our issuance in November 1996 of $100.0 million in principal amount of 6.75% senior notes. We repaid the Senior Notes at maturity in November 2006. The 8.309% Junior Subordinated Debentures described above are redeemable at our option beginning in the first quarter of 2007.

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe and PMI Guaranty that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. The PMI Group guarantees the performance of PMI’s capital support obligations. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On December 31, 2006, CMG MI’s risk-to-capital ratio was 12.6 to 1 compared to 12.2 to 1 as of December 31, 2005.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $392.4 million in 2006 compared to $385.8 million in 2005. Cash flows from operations increased due to increase in loss reserves and unearned premiums and increase in net income from continuing operations.

Consolidated cash flows used in investing activities, including purchases and sales of investments, investments in unconsolidated subsidiaries and capital expenditures, were $92.5 million due primarily to increased purchases of fixed-income and equity securities, partially offset by the change in short term investments, and distributions net of investments from unconsolidated subsidiaries. Cash flows provided by investing activities in 2005 were $174.2 million due to the reduction in investing activity in 2005 to achieve a higher level of liquidity to fund common share repurchases and extraordinary dividends to The PMI Group from PMI.

Consolidated cash flows used in financing activities, including purchases of common shares, proceeds from issuance of long-term debt and equity, repayment of long-term debt, and dividends paid to shareholders, were $503.1 million in 2006 compared to $237.9 million of cash flows in 2005. The difference was due primarily to repurchase of common shares and repayment of long-term capital instruments in 2006.

Ratings

The rating agencies have assigned the following ratings and outlooks to The PMI Group and certain of its subsidiaries:

	Standard & Poor's	Fitch	Moody's
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	AA	AA+	Aa2
PMI Australia (1)	AA	AA	Aa2
PMI Europe (1)	AA	AA	Aa3
PMI Guaranty	AA	AA+	Aa3
CMG MI	AA-	AA	Not Rated
FGIC	AAA	AAA	Aaa
RAM Re	AAA	Not Rated	Aa3
Senior Unsecured Debt
The PMI Group	A (stable)	A+ (stable)	A1 (stable)
Capital Securities
PMI Capital I	BBB+ (stable)	A (stable)	A2 (stable)

(1)	Refers only to licensed insurance subsidiaries.

Any significant downgrades in our ratings may adversely affect FGIC’s ratings. FGIC’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on its triple-A financial strength ratings. Also, the shareholders agreement entered into in connection with the acquisition of FGIC Corporation provides that The PMI Group will not acquire a majority of the voting stock of FGIC Corporation or cause its designees to constitute a majority of FGIC Corporation’s Board of Directors unless, at the time of such action, S&P, Fitch and Moody’s, as applicable, reaffirm FGIC’s then current financial strength rating and outlook and FGIC Corporation’s then current senior unsecured debt rating and outlook. The value of our investment in FGIC Corporation, and our ability to increase our ownership interest in FGIC Corporation in the future, to the extent opportunities arise to do so, depend in part on The PMI Group’s and PMI’s ratings and on the views of the rating agencies with respect to any such transactions. Any downgrade in our ratings could also negatively impact the ratings of PMI Australia, PMI Europe, PMI Guaranty, and CMG MI, which could place them at a competitive disadvantage.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in regulatory conditions that may affect demand for mortgage insurance, competition, and the need for us to make capital contributions to our subsidiaries and underwriting and investment losses.

CRITICAL ACCOUNTING ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting estimates involved significant judgments used in the preparation of our consolidated financial statements.

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimates with respect to our consolidated loss and LAE reserves were approximately the midpoints of the actuarially determined ranges at December 31, 2006 and December 31, 2005.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of December 31, 2006 and December 31, 2005 on a segment and consolidated basis:

	As of December 31, 2006			As of December 31, 2005
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$330.5	$411.8	$366.2	$302.5	$391.5	$345.5
International Operations	39.4	64.1	48.5	15.9	36.0	23.3

Consolidated loss and LAE reserves	$369.9	$475.9	$414.7	$318.4	$427.5	$368.8

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at December 31, 2006 and December 31, 2005 at the approximate midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size.

Our increase to the December 31, 2006 reserve balance from December 31, 2005 was primarily due to higher expected primary claim rates and claim sizes on pending delinquencies. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2006	2005	2004
	(In millions)
Balance at January 1	$345.5	$338.6	$325.3
Reinsurance recoverables	(2.5)	(2.4)	(3.3)

Net balance at January 1	343.0	336.2	322.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	260.8	247.0	239.1
Prior years	2.2	6.3	(5.9)

Total incurred	263.0	253.3	233.2
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(22.1)	(19.6)	(17.9)
Prior years	(220.6)	(226.9)	(201.1)

Total payments	(242.7)	(246.5)	(219.0)

Net balance at December 31	363.3	343.0	336.2
Reinsurance recoverables	2.9	2.5	2.4

Balance at December 31	$366.2	$345.5	$338.6

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $242.7 million, $246.5 million and $219.0 million for the periods ended 2006, 2005 and 2004, respectively, reflect amounts paid during the period presented and are not subject to estimation. Total incurred, net of changes to prior years, of $263.0 million, $253.3 million and $233.2 million for the periods ended 2006, 2005 and 2004, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows increases to incurred related to prior years of $2.2 million and $6.3 million for the periods ended 2006 and 2005, respectively, and a reduction to incurred related to prior years of $5.9 million for the period ended 2004. The table below breaks down the 2006, 2005 and 2004 changes in reserves by particular accident years:

	Losses and LAE Incurred				Changes in Incurred
Accident Year	2006	2005	2004	2003	2006 vs. 2005	2005 vs. 2004	2004 vs. 2003
	(In millions)
1999 and prior	$—	$—	$—	$—	$(0.2)	$(0.2)	$(0.4)
2000	102.6	102.6	102.4	103.6	—	0.2	(1.2)
2001	185.3	184.8	184.1	183.8	0.5	0.7	0.3
2002	221.7	220.2	213.4	204.1	1.5	6.8	9.3
2003	220.2	217.6	204.4	218.3	2.6	13.2	(13.9)
2004	229.1	224.7	239.1	—	4.4	(14.4)	—
2005	240.4	247.0	—	—	(6.6)	—	—
2006	260.8	—	—	—	—	—	—

Total					$2.2	$6.3	$(5.9)

The $2.2 million and $6.3 million increases, and $5.9 million reduction in 2006, 2005 and 2004 related to prior years, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $2.2 million increase in prior years’ reserves during 2006 was due primarily to higher than estimated claim sizes on pending delinquencies, partially offset by a reduction in the incurred but not reported estimate. The $6.3 million increase in prior years’ reserves during 2005 was due primarily to an increase in the primary and pool claim rates, partially offset by a reduction in the incurred but not reported estimate. The $5.9 million reduction in prior years’ reserves during 2004 was due primarily to a reduction in the incurred but not reported estimate and to a lesser extent our reallocation of reserves between 2003 and 2002.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance for the years ended:

	2006	2005
	(In thousands)
Primary insurance	$332,900	$307,065
Pool insurance	33,282	38,470

Total reserves for losses and LAE	$366,182	$345,535

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or (“IBNR”), and the cost to settle claims, or LAE for the years ended:

	2006	2005
	(In thousands)
Loans in default	$319,074	$287,691
IBNR	33,300	44,665
Cost to settle claims (LAE)	13,808	13,179

Total reserves for losses and LAE	$366,182	$345,535

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the December 31, 2006 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $18 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of December 31, 2006, the effect on pre-tax income would be approximately $2 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of December 31, 2006, the effect on pre-tax income would be approximately $1 million.

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

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this annual report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at December 31, 2006, of $26.5 million to $35.9 million. As of December 31, 2006, PMI Australia’s recorded reserves for losses and LAE were $30.4 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above and the work performed by our actuaries. Our estimate of $30.4 million represents an increase of $21.9 million from PMI Australia’s reserve balance of $8.5 million at December 31, 2005. This increase was due to, among other factors, an increase in PMI Australia’s default inventory in 2006 and increases in expected average claim sizes and claim rates.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at December 31, 2006 of $12.7 million to $27.9 million. The primary driver of this loss reserve range is our German first loss credit default swap transactions. PMI Europe’s recorded loss reserves at December 31, 2006 were $17.9 million, which represented management’s best estimate and an increase of $3.1 million from PMI Europe’s reserve balance of $14.8 million at December 31, 2005. The increase to PMI Europe’s reserves in 2006 was primarily due to expected higher loss severities, higher levels of defaults and an increase in the value of Euro exchange rate relative to the U.S. dollar.

PMI Asia’s loss reserves at December 31, 2006 were $0.2 million. Our actuaries calculated a range for PMI Asia’s loss reserves at December 31, 2006 of $0.2 to $0.3 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves for the years ended:

	2006	2005
	(In thousands)
Loans in default	$41,992	$16,816
IBNR	5,751	4,578
Cost to settle claims (LAE)	811	1,908

Total loss and LAE reserves	$48,554	$23,302

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2006	2005	2004
	(In millions)
Balance at January 1,	$23.3	$26.2	$21.7
Reinsurance recoverables	(0.8)	(1.0)	—

Net balance at January 1,	22.5	25.2	21.7
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	29.9	13.4	9.3
Prior years	10.0	(9.1)	(5.2)

Total incurred	39.9	4.3	4.1
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(2.7)	(1.0)	(0.5)
Prior years	(14.8)	(3.1)	(1.4)

Total payments	(17.5)	(4.1)	(1.9)

Foreign currency translations	2.8	(2.9)	1.3

Net balance at December 31,	47.7	22.5	25.2
Reinsurance recoverables	0.8	0.8	1.0

Balance at December 31,	$48.5	$23.3	$26.2

The increase in total incurred of $10.0 million in 2006 relating to prior years was primarily due to our re-estimate of expected claim sizes and claim rates for PMI Australia as a result of interest rate increases in 2006 and moderating or declining home price appreciation in 2005 and 2006. The reductions in losses and LAE incurred relating to prior years of $9.1 million and $5.2 million in 2005 and 2004, respectively, were primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last several years.

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

If we believe a decline in the value of a particular investment is temporary and we have the intent and ability to hold to recovery, we record the decline as an unrealized loss on our consolidated balance sheet under “accumulated other comprehensive income” in shareholders’ equity. If we believe the decline is other-than-temporary, we write-down the carrying value of the investment and record a realized loss in our consolidated statement of operations under “net realized investment gains.” Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$66,825	$(246)	$—	$—	$66,825	$(246)
Foreign governments	415,096	(6,171)	7,189	(372)	422,285	(6,543)
Corporate bonds	523,021	(7,232)	36,952	(678)	559,973	(7,910)
U.S. government and agencies	950	(3)	373	(8)	1,323	(11)

Total fixed income securities	1,005,892	(13,652)	44,514	(1,058)	1,050,406	(14,710)
Equity securities:
Common stocks	6,073	(295)	—	—	6,073	(295)
Preferred stocks	5,489	(55)	—	—	5,489	(55)

Total equity securities	11,562	(350)	—	—	11,562	(350)

Total	$1,017,454	$(14,002)	$44,514	$(1,058)	$1,061,968	$(15,060)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2006 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. The remaining unrealized losses did not meet the criteria established in our policy for determining other-than-temporary impairment, and as such, were not considered impaired. We determined that the decline in the market value of certain fixed income and equity securities in our investment portfolio met the definition of other-than-temporary impairment and recognized realized losses of $6.2 million and $0.6 million in 2006 and 2005, respectively.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2006 in relation to the total of all fixed income securities with an unrealized loss by contractual maturities.

	Percent of Market Value	Percent of Unrealized Loss	Number of Items
Due in one year or less	2.8%	0.6%	18
Due after one year through five years	20.1%	39.4%	139
Due after five years through ten years	16.8%	48.4%	94
Due after ten years	60.1%	11.6%	58
Mortgage backed securities	0.2%	0.0%	3

Total fixed income securities	100.0%	100.0%	312

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 20.7%, 21.5% and 19.0% of gross premiums written in 2006, 2005 and 2004, respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for share-based compensation in accordance with SFAS No. 123R. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is generally the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of the grant using an option-pricing model is affected by our share price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected share price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

We aggregate similar groups of employees with respect to exercise and post-vesting employment-termination behaviors for our option pricing model assumption estimation process. We estimate the expected term of options granted by analyzing historical exercise and post-vesting behavior of employees for similar stock option grants. Expected volatility is estimated using the historical volatility of our common share price over the expected term of the options. If new or different information that would be useful in estimating expected volatility becomes available, we may incorporate that information into future estimates. We consider expected changes of future dividend policy for selection of expected dividends. The risk-free interest rate that we use in the option pricing model is based on the U.S. Treasury zero-coupon yield curve with remaining terms similar to the expected terms on the options. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Stock option awards are amortized using the accelerated method.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could affect our consolidated net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair value of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values related upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from those instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models that are available and are used by various companies. There is a possibility that we will adopt different valuation models in the future. These differences may result in a lack of consistency in future periods and could materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

FASB Project

In 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in accounting practices requested the Financial Accounting Standards Board (“FASB”) Staff to review and potentially clarify the applicable existing accounting guidance. As noted in the minutes of its June 8, 2005 meeting, the FASB agreed to consider whether additional accounting guidance is necessary for the financial guaranty industry as well as other insurance products with similar characteristics, such as mortgage guarantee contracts and credit insurance.

On January 2, 2007, the FASB issued a project summary and stated that a proposed interpretation on the Financial Guarantee Insurance Project is expected to be issued in the first quarter of 2007. In addition, the FASB Board decided to exclude mortgage guarantee insurance and credit insurance from the scope of the proposed interpretation. It is possible that, due to the proposed interpretation, FGIC, RAM Re and PMI Guaranty may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, FASB’s or the SEC’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006 and 2005, our consolidated investment portfolio was $3.3 billion and $3.2 billion, respectively. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2006, 85.8% of our investments were long-term fixed income securities, including U.S. municipal bonds, U.S. and foreign government bonds, corporate bonds and mortgage-backed securities. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of December 31, 2006:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$325,644
200 basis point decline	$233,281
100 basis point decline	$130,305
100 basis point rise	$(120,211)
200 basis point rise	$(302,624)
300 basis point rise	$(472,528)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.5 as of December 31, 2006, and we do not expect to recognize any adverse impact to our consolidated financial condition, net income or cash flows, based on the above projections.

As of December 31, 2006, $966.3 million excluding cash and cash equivalents of our invested assets was held by PMI Australia and was predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.7886 U.S. dollars at December 31, 2006 compared to 0.7328 at December 31, 2005. As of December 31, 2006, $191.7 million, excluding cash and cash equivalents of our invested assets were held by PMI Europe and were denominated primarily in Euros and the remainder in British Pounds Sterling. The value of the Euro appreciated relative to the U.S. dollar to 1.3199 U.S. dollars at December 31, 2006, compared to 1.1849 at December 31, 2005. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm has issued an audit report on management’s assessment of our internal control over financial reporting. That report appears below in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As of December 31, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). These matters are further described in Notes 15 and 16 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 26, 2007

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited management’s assessment, included in the accompanying report from management, that The PMI Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The PMI Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The PMI Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The PMI Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of The PMI Group, Inc. and our report, dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 26, 2007

Los Angeles, California

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except share and per share data)
REVENUES
Premiums earned	$860,530	$817,602	$770,399
Net investment income	195,301	179,463	168,609
Equity in earnings from unconsolidated subsidiaries	127,309	97,885	83,554
Net realized investment gains	2,756	2,050	2,621
Realized capital loss on equity investment held for sale	—	—	(20,420)
Other income	20,141	20,783	33,473

Total revenues	1,206,037	1,117,783	1,038,236

LOSSES AND EXPENSES
Losses and loss adjustment expenses	302,936	257,779	237,282
Amortization of deferred policy acquisition costs	68,358	74,387	85,216
Other underwriting and operating expenses	237,768	213,649	204,695
Net costs to exchange and extinguish long-term debt	2,044	—	—
Litigation (recovery) settlement	(2,839)	—	(2,574)
Interest expense	38,055	31,137	34,626

Total losses and expenses	646,322	576,952	559,245

Income from continuing operations before income taxes	559,715	540,831	478,991
Income taxes from continuing operations	140,064	131,662	112,459

Income from continuing operations after income taxes	419,651	409,169	366,532

Income from discontinued operations before income taxes	—	—	5,756
Income taxes from discontinued operations	—	—	1,958

Income from discontinued operations after income taxes	—	—	3,798

Gain on sale of discontinued operations, net of income taxes of $16,536	—	—	29,003

NET INCOME	$419,651	$409,169	$399,333

PER SHARE DATA
Basic:
Continuing operations	$4.85	$4.46	$3.84
Discontinued operations	—	—	0.04
Gain on sale of discontinued operations	—	—	0.30

Basic net income	$4.85	$4.46	$4.18

Diluted:
Continuing operations	$4.57	$4.10	$3.55
Discontinued operations	—	—	0.04
Gain on sale of discontinued operations	—	—	0.28

Diluted net income	$4.57	$4.10	$3.87

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$2,826,853	$2,813,595
Equity securities:
Common	162,263	141,813
Preferred	248,761	96,588
Short-term investments	55,056	142,324

Total investments	3,292,933	3,194,320

Cash and cash equivalents	457,207	595,112
Investments in unconsolidated subsidiaries	1,100,387	984,925
Related party receivables	714	2,864
Accrued investment income	45,232	43,707
Premiums receivable	64,524	56,810
Reinsurance receivables and prepaid premiums	21,574	27,060
Reinsurance recoverables	3,741	3,278
Deferred policy acquisition costs	87,008	86,170
Property, equipment and software, net of accumulated depreciation and amortization	174,128	186,929
Other assets	72,698	72,961

Total assets	$5,320,146	$5,254,136

LIABILITIES
Reserve for losses and loss adjustment expenses	$414,736	$368,841
Unearned premiums	520,264	490,899
Long-term debt	496,593	819,529
Reinsurance payables	42,518	54,409
Related party payables	1,744	1,898
Liability for pension and other postretirement benefits	18,573	22,919
Deferred income taxes	112,993	101,837
Other liabilities and accrued expenses	144,135	163,014

Total liabilities	1,751,556	2,023,346

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized;
119,313,767 and 111,336,954 shares issued; 86,747,031 and 88,713,377 shares outstanding	1,193	1,114
Additional paid-in capital	858,188	466,474
Treasury stock, at cost (32,566,736 and 22,623,577 shares)	(1,164,214)	(652,957)
Retained earnings	3,609,343	3,207,737
Accumulated other comprehensive income, net of deferred taxes	264,080	208,422

Total shareholders’ equity	3,568,590	3,230,790

Total liabilities and shareholders’ equity	$5,320,146	$5,254,136

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, JANUARY 1, 2004		111,337	$1,114	$441,508	(16,175)	$(344,195)	$2,437,576	$248,026	$2,784,029
Common stock grants for incentive plans		—	—	13,942	1,333	22,383	—	—	36,325
Common stock repurchases					(2,470)	(99,998)	—	—	(99,998)
Dividends declared		—	—	—	—	—	(15,738)	—	(15,738)
Elimination of reporting lag for equity investment		—	—	—	—	—	(4,808)	—	(4,808)
Net income	$399,333	—	—	—	—	—	399,333	—	399,333
Change in unrealized gains on investments, net of taxes (Note 4)	6,946	—	—	—	—	—	—	6,946	6,946
Foreign currency translation adjustment	31,666	—	—	—	—	—	—	31,666	31,666

Comprehensive income	$437,945

BALANCE, DECEMBER 31, 2004		111,337	1,114	455,450	(17,312)	(421,810)	2,816,363	286,638	3,137,755
Common stock grants for incentive plans		—	—	11,024	979	18,855	—	—	29,879
Common stock repurchases		—	—	—	(6,291)	(250,002)	—	—	(250,002)
Dividends declared		—	—	—	—	—	(17,795)	—	(17,795)
Net income	$409,169	—	—	—	—	—	409,169	—	409,169
Change in unrealized gains on investments, net of taxes (Note 4)	(23,183)	—	—	—	—	—	—	(23,183)	(23,183)
Foreign currency translation adjustment	(55,033)	—	—	—	—	—	—	(55,033)	(55,033)

Comprehensive income	$330,953

BALANCE, DECEMBER 31, 2005		111,337	1,114	466,474	(22,624)	(652,957)	3,207,737	208,422	3,230,790
Common stock grants for incentive plans		—	—	22,880	1,386	21,328	—	—	44,208
Compensation expense for stock options and ESPP		—	—	12,152	—	—	—	—	12,152
Tax benefit on stock options		—	—	6,187	—	—	—	—	6,187
Issuance of common stock		7,977	79	344,921	—	—	—	—	345,000
Common stock repurchases		—	—	—	(11,397)	(535,000)	—	—	(535,000)
Dividends declared		—	—	—	—	—	(18,045)	—	(18,045)
Non-vested portion of restricted stock		—	—	5,574	68	2,415	—	—	7,989
Net income	$419,651	—	—	—	—	—	419,651	—	419,651
Change in unrealized gains on investments, net of taxes (Note 4)	(2,840)	—	—	—	—	—	—	(2,840)	(2,840)
Net unrealized losses from derivatives designated as cash flow hedges, net of deferred tax benefits	(5,864)	—	—	—	—	—	—	(5,864)	(5,864)
Accretion of cash flow hedges to interest expense	116	—	—	—	—	—	—	116	116
Foreign currency translation adjustment	65,400	—	—	—	—	—	—	65,400	65,400

Comprehensive income	$476,463

Adjustment to initially apply new accounting pronouncement, net of tax (Note 15)		—	—	—	—	—	—	(1,154)	(1,154)

BALANCE, DECEMBER 31, 2006		119,314	$1,193	$858,188	(32,567)	$(1,164,214)	$3,609,343	$264,080	$3,568,590

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419,651	$409,169	$399,333
Income from discontinued operations, net of income taxes	—	—	(3,798)
Gain on sale of discontinued operations, net of income taxes	—	—	(29,003)

Net income from continuing operations	419,651	409,169	366,532
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(127,309)	(97,885)	(83,554)
Net realized investment gains	(2,756)	(2,050)	(2,621)
Realized capital loss on equity investment held for sale	—	—	20,420
Depreciation and amortization	31,837	28,591	19,618
Deferred income taxes	11,156	(11,776)	14,464
Compensation expense related to stock options and employee stock purchase plan	12,152	—	—
Excess tax benefits on the exercise of employee stock options	(1,281)	—	—
Policy acquisition costs incurred and deferred	(69,196)	(68,119)	(75,580)
Amortization of deferred policy acquisition costs	68,358	74,387	85,216
Net costs to exchange and extinguish long-term debt	2,044	—	—
Changes in:
Accrued investment income	(1,525)	1,370	(5,890)
Premiums receivable	(7,714)	2,701	2,571
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(6,405)	10,556	12,357
Reinsurance recoverables	(463)	127	(130)
Reserve for losses and loss adjustment expenses	45,895	3,994	17,908
Unearned premiums	29,365	6,084	15,814
Liability for pension and other postretirement benefits	(4,346)	6,145	184
Income taxes payable	(7,319)	(3,895)	(334)
Other	233	26,404	3,542

Net cash provided by operating activities	392,377	385,803	390,517

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	764,213	488,311	583,264
Proceeds from sales of equity securities	61,456	95,096	65,802
Proceeds from sale of equity investment held for sale	14,184	98,846	—
Proceeds from sale of wholly-owned title insurance subsidiary	—	—	115,063
Investment purchases:
Fixed income securities	(811,371)	(391,186)	(944,768)
Equity securities	(212,294)	(87,333)	(69,602)
Net change in short-term investments	87,763	(15,004)	(106,695)
Distributions from unconsolidated subsidiaries, net of investments	19,847	6,662	(1,445)
Net change in related party receivables	1,920	15,575	(11,142)
Capital expenditures and capitalized software, net of dispositions	(18,251)	(36,744)	(33,676)

Net cash (used in) provided by continuing operations	(92,533)	174,223	(403,199)
Net effect of discontinued operations	—	—	(8,617)

Net cash (used in) provided by investing activities	(92,533)	174,223	(411,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	385,993	—	—
Net repurchase of senior notes	(298,768)	—	(14)
Extinguish and repayment of long-term debt, net of expenses	(425,338)	—	—
Proceeds from issuance of common shares	345,000	—	—
Purchase of treasury stock	(535,000)	(250,002)	(99,998)
Proceeds from issuance of treasury stock	41,728	29,879	36,325
Excess tax benefits on the exercise of employee stock options	1,281	—	—
Dividends paid to shareholders	(18,045)	(17,795)	(15,738)

Net cash used in financing activities	(503,149)	(237,918)	(79,425)

Foreign currency translation adjustment increase (decrease)	65,400	(55,033)	31,665

Net (decrease) increase in cash and cash equivalents	(137,905)	267,075	(69,059)
Cash and cash equivalents at beginning of year	595,112	328,037	397,096

Cash and cash equivalents at end of year	$457,207	$595,112	$328,037

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid	$34,341	$30,157	$30,533
Income taxes paid, net of refunds	$129,137	$68,566	$55,739
Non-cash investing and financing activities:
Capital lease obligations	$—	$139	$1,442
SPS Holding Corp. net non-cash proceeds from sale of equity investment held for sale	$—	$9,686	$—
SPS Holding Corp. receivable converted to investment in unconsolidated subsidiary	$—	$—	$20,543

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company TPG Reinsurance Company Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Asia Ltd. (“PMI Asia”); PMI Guaranty Co. (“PMI Guaranty”), which was formed in 2006; and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

In 2006, the Company formed PMI Guaranty, a wholly-owned surety company based in New Jersey. PMI Guaranty received its certificate of authority from the New Jersey Department of Banking and Insurance in July 2006 and began operations in the fourth quarter of 2006. PMI Guaranty’s financial strength is rated AA+ by Fitch Ratings, AA by Standard & Poor’s and Aa3 by Moody’s Investors Service. PMI Guaranty competes in the markets for AA-rated financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services.

The Company has a 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. The Company also has equity ownership interests in RAM Holdings Ltd., the holding company of RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. The Company also has ownership interests in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997. As of December 31, 2003, the Company deconsolidated PMI Capital I upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, which provides guidance on identifying and assessing interests in variable interest entities to determine if consolidation or deconsolidation of that entity is required.

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc., is a servicer of single-family residential mortgages. The Company received cash payments of $98.8 million for its holdings in SPS at the initial closing and will receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated fair value at closing of $20.7 million. The Company has received cash payments of approximately $14.2 million during the year ended December 31, 2006 from the residual interest in SPS mortgage servicing assets. As of December 31, 2006, the remaining carrying value of this residual interest was $2.2 million. The Company and SPS’s other former shareholders agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2006, the Company has recorded a liability of $6.4 million with respect to this indemnification.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of Form 10-K and Article 7 of Regulation S-X. The

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Risks and Uncertainties—The Company is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its largest customers choose to stop providing the Company with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. The Company’s U.S. Mortgage Insurance Operations’ ten largest customers generated 43.9%, 42.8% and 42.0% of its premiums earned in 2006, 2005 and 2004, respectively.

The Company’s various U.S., Australian, European, and Asian insurance subsidiaries are subject to comprehensive regulation. These regulations are generally intended to protect policyholders, rather than to benefit investors. Although their scope varies, applicable laws and regulations grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. The licensing of the Company’s insurance subsidiaries, their premium rates, their forms and policies offered to customers, their financial statements and periodic financial reporting, and their permissible investments and adherence to financial standards relating to statutory surplus, dividends to the Company and other criteria of solvency are all subjects of detailed regulations.

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

Significant accounting policies are as follows:

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

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

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG MI on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

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

The SEC requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) equity in income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, separate audited financial statements of that unconsolidated subsidiary are required to be included in the registrant’s Form 10-K. For the year ended December 31, 2006, the Company’s equity in income before tax as described in item (iii) above of FGIC exceeded 20% of such income of the Company, and accordingly, separate audited financial

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of FGIC are included in the Company’s Form 10-K. Additionally, the condensed financial statements of FGIC are included in Note 5. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Related Party Receivables—As of December 31, 2006 and 2005, related party receivables were $0.7 million and $2.9 million, respectively, which were comprised of non-trade receivables from unconsolidated subsidiaries.

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

SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) requires certain credit default swaps similar to those entered into by PMI Europe after July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in consolidated net income. In addition, as required by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF No. 02-3”), for certain credit default swaps entered into

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair value related to the credit default swaps are deferred and recognized in consolidated net income in proportion to the expiration of the associated insured risk. Gains or losses are recognized in consolidated net income at inception for all other derivative contracts where the fair value can be readily determined from market sources.

As of December 31, 2006, PMI Europe had entered into eleven credit default swaps that were classified as derivatives in accordance with SFAS No. 149. Accordingly, initial fair value gains on these derivatives were deferred in accordance with EITF No. 02-3. As of December 31, 2006, $13.3 million of deferred gains related to the initial fair value of these derivatives were included in other liabilities compared to $6.8 million as of December 31, 2005. Included in other income was $2.2 million (pre-tax) and $1.6 million (pre-tax) of accretion from the deferred gains in 2006 and 2005, respectively. Subsequent changes in the value, exclusive of accretion, of such derivatives resulted in $5.2 million of gains (pre-tax) in 2006 and $0.8 million of gains (pre-tax) in 2005 which were included in other income.

In 2006 and 2005, the Company purchased foreign currency put options to mitigate the negative financial impact of a strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expired ratably over the calendar years and had combined costs of $1.4 million and $1.8 million in 2006 and 2005, respectively. In 2006, the Company recorded a realized loss of $1.4 million (pre-tax) in other income related to amortization of option costs, partially offset by realized gains of $0.1 million. In 2005, the Company recorded a realized loss of $1.7 million (pre-tax) in other income related to amortization of option costs, partially offset by realized gains of $0.6 million.

During the second quarter of 2006, the Company entered into two transactions that were designated as cash flow hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to hedge interest rate risk on the forecasted payment of interest resulting from the issuance of fixed rate debt obligations in the third quarter of 2006. When designating a derivative as an accounting hedge, the Company formally documents the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged, and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk. For cash flow hedges of this type, changes in fair value are included in other comprehensive income. Upon issuance of the fixed rate debt, the fair value of the cash flow hedges was settled for $9.0 million and is being amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2006, the unamortized balance in other comprehensive income related to these fair value hedges was approximately $8.8 million (pre-tax).

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses—The consolidated reserve for losses and loss adjustment expenses (“LAE”) for our U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies as short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that have been incurred but have not been reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

Reinsurance—The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverable on paid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverable. Reinsurance transactions are recorded in accordance with the provisions of the reinsurance agreements and the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition—Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 70.1% of gross premiums written from the Company’s mortgage insurance operations in 2006 and 70.8% in 2005 and 71.3% in 2004. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 25.0% and 24.3% for the years ended December 31, 2006 and 2005, respectively, compared to the federal statutory rate of 35.0% due to equity in earnings from FGIC and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The Company’s effective tax rate for the year ended December 31, 2006 was adversely affected by a U.S. tax charge of $1.1 million that resulted from the transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia in the second quarter of 2006. The Company records a federal tax expense relating to its proportionate share of net income available to FGIC’s common shareholders at a rate of 7% based on its assessment that it will ultimately receive those earnings in the form of dividends from FGIC.

Benefit Plans—The Company provides pension benefits to all employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) (See Notes 3 and 15). SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income.

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

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the year-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. Gains and losses on foreign currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and Euro, respectively. Effective July 1, 2006, the functional currency of PMI Asia is the Hong Kong dollar.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—Comprehensive income includes net income, the change in foreign currency translation gains or losses, changes in unrealized gains and losses on investments and from derivatives designated as cash flow hedges, and reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects. The Company reports the components of comprehensive income in its consolidated statements of shareholders’ equity.

Business Segments—The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and the equity in earnings from CMG MI. International Operations include the results of operations of PMI Australia, PMI Europe and PMI Asia. Financial Guaranty includes the equity in earnings from FGIC and RAM Re, and the results of PMI Guaranty effective October 1, 2006. The Company’s Corporate and Other segment consists of our holding company and contract underwriting operations.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average of the common shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common shareholders, which includes consideration of share-based compensation required by SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), adjusted for the effects of dilutive securities and the weighted-average of dilutive common stock shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if outstanding securities were converted into common shares, or if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised.

In July 2006, the Company commenced an offer to exchange a new series of its 2.50% senior convertible debentures due 2021 (the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of its existing 2.50% senior convertible debentures due 2021 (the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature allowed the Company to satisfy a portion of its obligation due upon conversion of the debentures in cash, thereby reducing the dilution associated with the new debentures. This feature also limits the dilutive impact of the new debentures on the Company’s diluted earnings per share. Following completion of the exchange offer in August 2006, the Company had approximately $341.5 million in principal amount of its new debentures outstanding and approximately $18.4 million in principal amount of its old debentures outstanding. On October 27, 2006, the Company redeemed all of the $359.6 million aggregate principal amount of debentures that were not converted for a price equal to the principal amount of the debentures plus accrued and unpaid interest.

EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, (“EITF No. 04-8”), states that the dilutive effect of contingently convertible debt and other instruments (“CoCos”) must be included in dilutive earnings per share. Prior to completion of the exchange offer and redemption described above, the Company’s approximately $360 million in principal amount of its 2.50% Senior Convertible Debentures were considered CoCos under EITF No. 04-8. For purposes of determining dilutive earnings per share, the interest expense, net of tax, was added back to consolidated net income and additional weighted common shares were added to diluted shares outstanding for the years ended 2006, 2005 and 2004. Inclusion of the CoCos in diluted shares outstanding resulted in a decrease to diluted earnings per share of $0.22, $0.28 and $0.24 for the years ended December 31, 2006, 2005 and 2004, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the years ended:

	2006	2005	2004
	(Dollars in thousands)
Net income:
As reported	$419,651	$409,169	$399,333
Interest expense, net of taxes	4,752	7,648	7,685

Net income adjusted for diluted EPS calculation	$424,403	$416,817	$407,018

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the years ended:

	2006	2005	2004
	(Shares in thousands)
Weighted-average shares for basic EPS	86,478	91,738	95,452
Weighted-average stock options and other dilutive components	1,192	1,729	1,626
Weighted-average dilutive components of CoCo’s	5,196	8,153	8,153

Weighted-average shares for diluted EPS	92,866	101,620	105,231

Dividends per share declared and accrued to common shareholders	$0.2100	$0.1950	$0.1650

Share-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123R, which addresses the accounting for share-based compensation in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based payment transactions, using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated results of operations. For share-based payments granted or unvested upon the adoption of SFAS No. 123R, the Company recognizes the fair value of share-based payments, including employee stock options and employee stock purchase plan shares, granted to employees as compensation expense in the consolidated results of operations.

The Company adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. With the adoption of SFAS No. 123R, the Company elected to recognize compensation costs related to employee stock option shares using the accelerated method.

Share-based compensation expense recognized during the year is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (“SFAS No. 148”). Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS No. 123R. As share-based compensation expense recognized in the consolidated

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for the years prior to 2006, forfeitures were accounted for as they occurred. See Note 3, New Accounting Standards and Note 16, Share-Based Compensation for further discussion of SFAS No. 123R.

Reclassifications—Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is still evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). This release provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans (“SFAS No. 158”), an amendment of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet and provide certain disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. See Note 15 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements. The adjustment for initially applying SFAS No. 158, net of tax, to accumulated other comprehensive income as of December 31, 2006 was $1.2 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value measurements but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, (“FIN 48”) which prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interim reporting, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not currently expected to materially impact the Company’s consolidated financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. SFAS No. 155 is not currently expected to significantly impact the Company’s consolidated financial statements.

In January 2006, the Company adopted SFAS No. 123R which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123R, the Company followed the intrinsic value method prescribed in APB No. 25, and its related interpretations, as permitted by SFAS No. 123. Accordingly, no share-based employee compensation cost was recognized in the consolidated statement of operations for the year ended December 31, 2005. The Company elected to adopt the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
December 31, 2006
Fixed income securities:
U.S. municipal bonds	$1,543,531	$95,665	$(246)	$1,638,950
Foreign governments	503,092	3,295	(6,543)	499,844
Corporate bonds	678,980	3,139	(7,910)	674,209
U.S. government and agencies	7,855	1,259	(11)	9,103
Mortgage-backed securities	4,628	119	—	4,747

Total fixed income securities	2,738,086	103,477	(14,710)	2,826,853
Equity securities:
Common stocks	117,383	45,175	(295)	162,263
Preferred stocks	240,397	8,419	(55)	248,761

Total equity securities	357,780	53,594	(350)	411,024
Short-term investments	55,046	10	—	55,056

Total investments	$3,150,912	$157,081	$(15,060)	$3,292,933

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
December 31, 2005
Fixed income securities:
U.S. municipal bonds	$1,591,677	$102,737	$(482)	$1,693,932
Foreign governments	513,380	12,257	(68)	525,569
Corporate bonds	568,218	10,880	(3,066)	576,032
U.S. government and agencies	10,106	1,541	(8)	11,639
Mortgage-backed securities	6,179	244	—	6,423

Total fixed income securities	2,689,560	127,659	(3,624)	2,813,595
Equity securities:
Common stocks	109,960	33,029	(1,176)	141,813
Preferred stocks	93,010	3,798	(220)	96,588

Total equity securities	202,970	36,827	(1,396)	238,401
Short-term investments	145,502	—	(3,178)	142,324

Total investments	$3,038,032	$164,486	$(8,198)	$3,194,320

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2006:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$80,460	$80,606
Due after one year through five years	571,212	567,920
Due after five years through ten years	477,892	475,366
Due after ten years	1,603,894	1,698,214
Mortgage-backed securities	4,628	4,747

Total fixed income securities	$2,738,086	$2,826,853

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income—Net investment income consists of the following:

	2006	2005	2004
	(Dollars in thousands)
Fixed income securities	$151,608	$151,513	$146,057
Equity securities	14,325	9,274	9,751
Short-term investments	32,332	21,397	15,389

Investment income before expenses	198,265	182,184	171,197
Investment expenses	(2,964)	(2,721)	(2,588)

Net investment income	$195,301	$179,463	$168,609

Realized Investment Gains and Losses—Realized gains and losses on investments are composed of the following:

	2006	2005	2004
	(Dollars in thousands)
Fixed income securities:
Gross gains	$6,102	$857	$1,910
Gross losses	(4,274)	(1,446)	(6,184)

Net gains (losses)	1,828	(589)	(4,274)
Equity securities:
Gross gains	6,835	6,707	6,607
Gross losses	(2,822)	(1,952)	(2,551)

Net gains	4,013	4,755	4,056
Short-term investments:
Gross gains	—	—	3,200
Gross losses	(3,085)	(17)	(361)

Net (losses) gains	(3,085)	(17)	2,839
Investments in unconsolidated subsidiaries:
Gross losses	—	(2,099)	—

Net losses	—	(2,099)	—

Net realized investment gains before income taxes	2,756	2,050	2,621
Income taxes	(965)	(717)	(917)

Total net realized investment gains after income taxes	$1,791	$1,333	$1,704

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized Investment Gains and Losses—The reclassification adjustment relating to the change in unrealized investment gains and losses is as follows:

	2006	2005	2004
	(Dollars in thousands)
Total change in unrealized gains arising during the period, net of taxes	$(1,049)	$(20,486)	$8,650
Less: Realized investment gains, net of income taxes	1,791	2,697	1,704

Change in unrealized gains arising during the period, net of deferred tax expense (benefit) of $497, ($13,674), and $1,793, respectively	$(2,840)	$(23,183)	$6,946

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed income securities:
U.S. municipal bonds	$66,825	$(246)	$—	$—	$66,825	$(246)
Foreign governments	415,096	(6,171)	7,189	(372)	422,285	(6,543)
Corporate bonds	523,021	(7,232)	36,952	(678)	559,973	(7,910)
U.S. government and agencies	950	(3)	373	(8)	1,323	(11)

Total fixed income securities	1,005,892	(13,652)	44,514	(1,058)	1,050,406	(14,710)
Equity securities:
Common stocks	6,073	(295)	—	—	6,073	(295)
Preferred stocks	5,489	(55)	—	—	5,489	(55)

Total equity securities	11,562	(350)	—	—	11,562	(350)

Total	$1,017,454	$(14,002)	$44,514	$(1,058)	$1,061,968	$(15,060)

Unrealized losses are primarily due to interest rate fluctuations during the year and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments until they recover in value or mature. The Company determined that the decline in the market value of certain equity and fixed income securities in its investment portfolio met the definition of other-than-temporary impairment and recognized realized pre-tax losses of $6.2 million, $0.6 million and $0.2 million in 2006, 2005 and 2004, respectively.

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

	2006	2005
New York	19.7%	18.8%
Texas	17.1%	16.6%
Illinois	11.4%	10.5%
Massachusetts	9.5%	9.8%
District of Columbia	5.9%	5.9%
Washington	5.9%	5.7%
California	5.7%	9.6%

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, fixed income securities and short-term investments with a fair value of $17.1 million were on deposit with regulatory authorities as required by law.

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following for the years ended December 31, 2006 and 2005:

	2006	Ownership Percentage	2005	Ownership Percentage
	(Dollars in thousands)
FGIC	$856,519	42.0%	$751,761	42.0%
CMG MI	132,403	50.0%	129,600	50.0%
RAM Re	93,730	23.7%*	84,991	24.9%
Other	17,735	various	18,573	various

Total	$1,100,387		$984,925

As of December 31, 2006, the Company’s investment in FGIC was $856.5 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing equity in earnings and the Company’s proportionate share of net unrealized gains in FGIC’s investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries and equity investment held for sale consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	Ownership Percentage	2005	Ownership Percentage	2004	Ownership Percentage
	(Dollars in thousands)
FGIC	$98,510	42.0%	$74,924	42.0%	$61,592	42.1%
CMG MI	20,308	50.0%	18,811	50.0%	15,280	50.0%
RAM Re	8,703	23.7%*	4,828	24.9%	6,252	24.9%
SPS	—	—	—	—	413	64.9%
Other	(212)	various	(678)	various	17	various

Total	$127,309		$97,885		$83,554

*	During the second quarter of 2006, the Company’s ownership percentage of RAM Re decreased from 24.9% to 23.7% as a result of the initial public offering of RAM Re.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents FGIC’s condensed balance sheet information as of December 31, 2006 and 2005, and condensed statement of operations information for year ended December 31, 2006, 2005 and 2004:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments, available for sale	$3,867,039	$3,457,817
Variable interest entity fixed maturity securities, held to maturity	750,000	—
Cash and cash equivalents	33,278	51,901
Accrued investment income	50,214	42,871
Deferred policy acquisition costs	93,170	63,330
Accounts receivable and other assets	219,531	136,057

Total assets	$5,013,232	$3,751,976

Liabilities:
Reserve for losses and loss adjustment expenses	$40,299	$54,812
Unearned premiums	1,347,592	1,201,163
Accounts payable and other liabilities	198,008	93,495
Variable interest entity floating rate notes	750,000	—
Long-term debt	323,373	323,350

Total liabilities	2,659,272	1,672,820
Shareholders’ equity	2,353,960	2,079,156

Total liabilities and shareholders’ equity	$5,013,232	$3,751,976

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$444,756	$344,070	$274,247
Total expenses	116,511	96,960	69,459

Income before income taxes	328,245	247,110	204,788
Income tax expense	80,401	56,644	47,908

Net income	247,844	190,466	156,880
Preferred stock dividends	(18,485)	(17,295)	(16,348)

Net income available to common shareholders	229,359	173,171	140,532
TPG’s ownership interest in common equity	42.0%	42.0%	42.1%

TPG’s proportionate share of net income available to common stockholders	96,301	72,715	59,108
TPG’s proportionate share of management fees and other	2,209	2,209	2,484

Total equity in earnings from FGIC	$98,510	$74,924	$61,592

On October 4, 2005, the Company completed the sale of SPS to CSFB. The Company received cash payments of approximately $99 million for its holdings in SPS. The Company also received a residual interest in mortgage servicing assets with an estimated fair value at closing of approximately $20.7 million and expects to

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive additional monthly cash payments through the first quarter of 2008. As of December 31, 2006, the carrying value of the residual interest was $2.2 million. The Company and SPS’s other shareholders have agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2006, the Company has recorded a liability of $6.4 million in respect of this indemnification obligation.

NOTE 6.    PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis of, and accumulated depreciation and amortization for, property, equipment and software for the years ended:

	2006	2005
	(Dollars in thousands)
Software	$174,528	$168,048
Building and leasehold improvements	101,961	101,012
Furniture and equipment	49,579	47,558
Land	5,000	5,000

Property and equipment, at cost	331,068	321,618
Less accumulated depreciation and amortization	(156,940)	(134,689)

Total property, equipment and software, net of accumulated depreciation and amortization	$174,128	$186,929

Depreciation and amortization expense related to property, equipment and software totaled $31.7 million in 2006, $28.9 million in 2005 and $27.5 million in 2004. Capitalized costs associated with software developed for internal use were $15.6 million in 2006, $24.9 million in 2005 and $29.5 million in 2004.

NOTE 7.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the years ended:

	2006	2005	2004
	(Dollars in thousands)
Balance at January 1,	$86,170	$92,438	$102,074
Policy acquisition costs incurred and deferred	69,196	68,119	75,580
Amortization of deferred policy acquisition costs	(68,358)	(74,387)	(85,216)

Balance at December 31,	$87,008	$86,170	$92,438

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the year and amortization of previously deferred costs in such years. In years where new business activity is declining, the asset will generally decrease because the amortization of previously deferred policy acquisition costs exceeds the amount of acquisition costs being deferred. Conversely, in years where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of previously deferred policy acquisition costs.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and related LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE for each of the three years:

	2006	2005	2004
	(Dollars in thousands)
Balance at January 1,	$368,841	$364,847	$346,939
Less: reinsurance recoverables	(3,278)	(3,405)	(3,275)

Net balance at January 1,	365,563	361,442	343,664
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	290,785	260,426	248,381
Prior years (1)	12,151	(2,647)	(11,099)

Total incurred	302,936	257,779	237,282
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(24,842)	(20,702)	(18,297)
Prior years	(235,461)	(230,070)	(202,503)

Total payments	(260,303)	(250,772)	(220,800)

Foreign currency translation effects	2,799	(2,886)	1,296

Net ending balance at December 31,	410,995	365,563	361,442
Reinsurance recoverables	3,741	3,278	3,405

Balance at December 31,	$414,736	$368,841	$364,847

(1)	The $12.2 million increase and $2.6 million and $11.1 million reductions in total losses and LAE incurred in prior years were due to re-estimates of ultimate loss rates and amounts from those established at the original notice of default, updated through the years presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $12.2 million increase in prior years’ reserves during 2006 was due primarily to re-estimates of claim sizes and claim rates for PMI Australia as a result of the impact of rising interest rates in 2006 and moderating or declining home price appreciation in 2005 and 2006.

U.S. Mortgage Insurance Operations primary insurance default inventory was 39,997 at December 31, 2006, 42,702 at December 31, 2005 and 39,054 at December 31, 2004. The default rate was 5.55% at year end 2006, 5.74% at year end 2005, and 4.86% at year end 2004. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

As of December 31, 2006 and 2005, the carrying value of long-term debt outstanding issued by The PMI Group, was as follows:

	2006	2005
	(In thousands)
6.000% Senior Notes, due 2016	$250,000	$—
6.625% Senior Notes, due 2036	150,000	—
5.568% Senior Notes, due November 15, 2008 (1)	45,000	345,000
6.75% Senior Notes, due November 15, 2006	—	62,950
2.50% Senior Convertible Debentures, due July 15, 2021	—	359,986
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$496,593	$819,529

(1)	Prior to August 10, 2006, the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The Company utilized most of the proceeds from the issuance of the 6.000% and 6.625% Senior Notes to redeem the 2.50% Senior Convertible Debentures due 2021, as discussed further below. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2006, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $8.8 million (pre-tax). The 6.000% and 6.625% Senior Notes are unsecured and will rank equally in right of payment with all of The PMI Group’s other existing and future senior unsecured indebtedness.

6.75% Senior Notes—In November 1996, the Company issued $100 million in face amount of 6.75% Senior Notes. As of December 31, 2005 and 2004, $63.0 million of face amount remained outstanding. These notes bore interest at the rate of 6.75% per annum paid semiannually and matured on November 15, 2006. On November 15, 2006, the Company repaid the aggregate principal amount of its 6.75% Senior Notes.

5.568% Senior Notes—The 5.568% Senior Notes related to the issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of The PMI Group’s common stock for an aggregate purchase price of $345 million. In August 2006, pursuant to the terms of the Equity Units, the Company completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which are referred to as the 5.568% Senior Notes. As a

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing. Pursuant to the terms of the Equity Units, a significant portion of the proceeds of the remarketing was applied to satisfy the Equity Unit holders’ obligations under the purchase contracts to purchase between 7.3 million and 9.1 million shares of common stock, depending on the market price of the common stock, upon settlement of the purchase contracts, which occurred on November 15, 2006. Upon settlement of the purchase contracts, the Company issued approximately 8 million shares of common stock on November 15, 2006 in exchange for approximately $345 million.

2.5% Senior Convertible Debentures—In July 2006, the Company commenced an exchange offer pursuant to which it offered to exchange a new series of our 2.50% senior convertible debentures due 2021 (referred to as the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of our existing 2.50% senior convertible debentures due 2021 (referred to as the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature allowed the Company to satisfy a portion of its obligation due upon conversion of the debentures in cash, thereby reducing the dilution associated with the conversion of the new debentures. This feature also limits the dilutive impact of the new debentures on diluted earnings per share. Following completion of the exchange offer in August 2006, the Company had approximately $341.5 million in principal amount of new debentures outstanding and approximately $18.4 million in principal amount of old debentures outstanding. In September 2006, the Company delivered a notice of redemption to the holders of the old debentures and the new debentures. Pursuant to the terms of the old debentures and the new debentures, the debentures were convertible by the holders until the close of business on October 25, 2006. Holders of $3,000 principal amount of the old debentures and $339,000 principal amount of the new debentures converted their debentures prior to the close of business on October 25, 2006. Upon conversion of the old debentures, the Company issued 67 shares of its common stock. No shares were issued for conversion of new debentures. On October 27, 2006, the Company redeemed the $359.6 million aggregate principal amount of debentures that were not converted for a price equal to principal amount of the debentures plus accrued and unpaid interest.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Debentures are redeemable at the option of the Company on or after February 1, 2007. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Revolving Credit Facility—In October 2006, the Company entered into a $400 million revolving credit facility and terminated its then-existing $175 million revolving credit facility. The $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at the Company’s request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.7 million outstanding under the revolving credit facility as of December 31, 2006.

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

	As of December 31, 2006		As of December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$2,826,853	$2,826,853	$2,813,595	$2,813,595
Equity securities	411,024	411,024	238,401	238,401
Short-term investments	55,056	55,056	142,324	142,324
Cash and cash equivalents	457,207	457,207	595,112	595,112
Accrued investment income	45,232	45,232	43,707	43,707
Liabilities
Senior Notes, 6.000%	$250,000	$254,595	$—	$—
Senior Notes, 6.625%	150,000	161,625	—	—
Senior Notes, 5.568%	45,000	44,892	345,000	340,170
Senior Convertible Debentures, 2.50%	—	—	359,986	367,186
Senior Notes, 6.75%	—	—	62,950	63,938
Junior Subordinated Debentures, 8.309%	51,593	53,821	51,593	55,487

Considerable judgment is required in interpreting market data to develop the estimates of fair value and, therefore, changes in the assumptions may have a material effect on the fair valuation estimates. A number of the Company’s other significant assets and liabilities, including deferred policy acquisition costs, real estate owned, property, equipment and software, loss and LAE reserves, unearned premiums, and deferred income taxes are not considered financial instruments.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the years ended:

	2006	2005	2004
	(Dollars in thousands)
Premiums written
Direct	$1,026,508	$1,002,548	$923,084
Assumed	9,803	20,526	14,306
Ceded	(174,697)	(177,385)	(166,028)

Net premiums written	$861,614	$845,689	$771,362

Premiums earned
Direct	$1,021,535	$980,168	$927,553
Assumed	13,053	16,874	7,931
Ceded	(174,058)	(179,440)	(165,085)

Net premiums earned	$860,530	$817,602	$770,399

Losses and loss adjustment expenses
Direct	$304,917	$260,877	$239,371
Assumed	(87)	(82)	197
Ceded	(1,894)	(3,016)	(2,286)

Net losses and LAE	$302,936	$257,779	$237,282

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 91% of total ceded premiums written in 2006 compared to 89% in 2005 and 87% in 2004. Reinsurance recoverables on losses incurred in U.S. Mortgage Insurance Operations were $2.9 million at December 31, 2006, $2.5 million at December 31, 2005 and $2.4 million at December 31, 2004.

NOTE 12.    INCOME TAXES

The components of income tax expense for the years ended are as follows:

	2006	2005	2004
	(Dollars in thousands)
Current	$121,397	$68,728	$33,864
Deferred	18,667	62,934	78,595

Total income tax expense from continuing operations	$140,064	$131,662	$112,459

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company purchased tax and loss bonds of $51.0 million in 2006, $90.0 million

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2005 and $87.6 million in 2004. The Company redeemed tax and loss bonds of $48.6 million in 2006. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense. The increase in current and decrease in deferred income tax expense in 2006 as compared to 2005 is primarily attributable to reduced purchases of tax and loss bonds offset by an increase in utilization of alternative minimum tax credits.

The components of the income tax expense for 2006 included a foreign provision for current tax expense of $39.6 million and a deferred tax expense of $1.2 million primarily related to PMI Australia and PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on income from continuing operation before income taxes is shown in the following table:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(4.9)	(5.0)	(5.8)
Equity in earnings from unconsolidated subsidiaries	(5.6)	(4.5)	(3.6)
State taxes, net	0.7	0.4	0.1
Foreign taxes, net	(0.9)	(1.1)	(0.9)
Other	0.7	(0.5)	(1.3)

Effective income tax rate for continuing operations	25.0%	24.3%	23.5%

PMI has provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries and foreign corporate joint ventures, except to the extent that such earnings are reinvested indefinitely.

The components of the deferred income tax assets and liabilities for the years ended are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Discount on loss reserves	$6,862	$7,104
Unearned premium reserves	7,141	16,898
Other loss reserves	379	349
Lease costs	—	(34)
SPS impairment	2,979	1,984
Settlements	—	355
Pension costs and deferred compensation	16,472	14,599
Other assets	24,100	18,451

Total deferred tax assets	57,933	59,706
Deferred tax liabilities:
Deferred policy acquisition costs	17,143	18,023
Unrealized net gains on investments	43,895	50,605
Software development costs	24,959	27,651
Equity in earnings from unconsolidated subsidiaries	60,722	45,867
Other liabilities	24,207	19,397

Total deferred tax liabilities	170,926	161,543

Net deferred tax liability	$112,993	$101,837

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases in the aggregate for the five years subsequent to 2006 are as follows:

Operating Leases
(Dollars in thousands)
Year ending December 31,
2007	$5,510
2008	4,545
2009	3,718
2010	2,787
2011	2,344
Thereafter	2,880

Total minimum lease payments	$21,784

Rent expense for all leases was $7.8 million for 2006, $5.3 million for 2005 and $7.0 million for 2004.

Income Taxes—In March 2005, the Internal Revenue Service commenced its regular audit examination of the Company’s taxable years 2001 to 2003. As of December 31, 2006, no tax issues have been presented that would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

Indemnification—mortgage-backed securities—In connection with structured transactions in the U.S., Europe and Australia, the Company is often required to provide narrative and/or financial information relating to the Company and its subsidiaries to mortgage-backed securities issuers for inclusion in the relevant offering documents and the issuers’ ongoing SEC filings. In connection with the provision of such information, the Company and its subsidiaries may be required to indemnify the issuer of the mortgage-backed securities and the underwriters of the offering with respect to the information’s accuracy and completeness and its compliance with applicable U.S. securities laws and regulations.

Indemnification—SPS—As part of the sale of the Company’s interest in SPS on October 4, 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. The maximum indemnification obligation for SPS’s operations is $33.7 million. The Company’s portion of this obligation is 61.4% or $20.7 million. As of December 31, 2006, the Company had recorded a liability of $6.4 million with respect to this indemnification obligation.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funding Obligations—The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2006, the Company had committed to fund, if called upon to do so, $5.2 million of additional equity in certain limited partnership investments.

Legal Proceedings—Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 14.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—As disclosed in Note 9, Long-term Debt and Revolving Credit Facility, the Company issued 13.8 million 5.875% equity units (“Equity Units”) in November 2003 with a stated value of $25 per unit. Each equity unit consists of a senior note and a purchase contract. The Equity Units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of The PMI Group’s common stock for an aggregate purchase price of $345 million. On November 15, 2006, the Company issued 7,975,822 shares of common stock in exchange for $345 million.

In July 2006, The PMI Group announced that its board of directors authorized a common share repurchase program in an amount not to exceed $400 million. The $400 million share repurchase authorization is designed to address the additional common shares the Company would issue on November 15, 2006 under the terms of the Equity Units (discussed above).

In August 2006, The PMI Group entered into an accelerated stock buyback program with a major financial institution pursuant to which The PMI Group agreed to purchase shares of common stock for an aggregate purchase price of $345 million. Until conclusion of the program in the second quarter of 2007 (which may in certain circumstances be accelerated or extended), the total number of common shares to be purchased cannot be determined. The number of common shares to be repurchased under the program generally will be based on the volume weighted average share price of the common stock during the term of the program. The program is subject to collar provisions that establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period (the “Hedge Period”), which concluded at the end of September 2006. With the conclusion of the Hedge Period, the minimum number of common shares to be repurchased has been set at 7.2 million and the maximum number of shares to be repurchased has been set at 8.2 million. As of the end of the Hedge Period, the financial institution has delivered the 7.2 million minimum number of shares. The final number of shares that the Company will receive depends on the share price of the common stock during the remaining term of the program. In addition to the accelerated stock buyback program, in the fourth quarter of 2006, the Company repurchased 0.9 million shares for $40 million for an average price per common share of $44.11.

Dividends—PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On June 7, 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million. This dividend was paid to The PMI Group in two installments of $150 million in August of 2006 and $100 million in September of 2006, respectively. In December 2006, the Director of the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arizona Department of Insurance approved an extraordinary dividend request for another $250 million. The first installment of the dividend of $100 million was paid to The PMI Group in December 2006.

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

Preferred Stock—The PMI Group’s certificate of incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to set the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the shares, voting rights, and other terms. The Company may issue, without the approval of the holders of common shares, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock.

Pursuant to the support agreement described in Note 19, Capital Support Agreements, the Company has agreed that, in the event that Allstate, the Company’s former parent, makes a payment contemplated by the Allstate Support Agreements or the runoff support agreement, Allstate will have the right to receive preferred stock of The PMI Group or PMI with a liquidation preference equal to the amount of such payment. Such preferred stock will rank senior in right of payment to the issuer’s common stock and, so long as such preferred stock is outstanding, the issuer thereof will be prohibited from paying any dividends or making any other distributions on its common stock.

NOTE 15.    BENEFIT PLANS

Effective January 1, 2003, all full-time and part-time employees of the Company are eligible to participate in The PMI Group, Inc. Retirement Plan (the “Plan”), a noncontributory defined benefit plan. The Plan generally has been funded by the Company to the fullest extent permitted by federal income tax rules and regulations. In addition, certain employees whose annual earnings exceed $220,000 under Internal Revenue Code (“IRC”) Section 401(a)(17) and limits established under IRC Section 415, participate in The PMI Group, Inc. Supplemental Employee Retirement Plan (“The SERP Plan”), a noncontributory defined benefit plan. Benefits under both pension plans are based upon the employees’ length of service, average annual compensation and estimated social security retirement benefits.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs which were previously netted against the funded status. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provision of SFAS No. 158 on the Company’s balance sheet as of December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006 or for any prior periods presented.

	At December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2006
	(Dollars in thousands)
Accrued pension liability	$16,798	$1,775	$18,573
Deferred income taxes	—	(621)	(621)
Accumulated other comprehensive income	—	$1,154	$1,154

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credit of $9.4 million ($6.1 million, net of tax) and unrecognized actuarial loss of $11.2 million ($7.3 million, net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2007 is $0.9 million ($0.6 million, net of tax) and $0.6 million ($0.4 million, net of tax), respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and fair value of plan assets for the years ended and the accumulated benefit obligation at year end is as follows:

	Pension Benefits			Other Post-Employment Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands, except percentages)
Funded Status
Projected Benefit Obligation
Benefit obligation at January 1	$94,105	$78,508	$75,639	$9,875	$8,938	$7,799
Service cost	10,249	9,456	9,137	564	617	1,471
Interest cost	6,007	4,950	4,796	585	507	1,121
Actuarial (gain) loss	(3,735)	5,169	5,026	(393)	13	(1,251)
Benefits paid	(6,770)	(3,978)	(13,634)	(383)	(200)	(202)
Effect of settlement/curtailment	(13,935)	—	(2,456)	—	—	—

Benefit obligation at December 31	$85,921	$94,105	$78,508	$10,248	$9,875	8,938

Fair Value of Plan Assets
Fair value of plan assets at January 1	$64,904	$60,279	$51,977	$—	$—	$—
Actual return on plan assets	9,139	4,029	5,968	—	—	—
Company contribution	24,258	4,574	15,968	383	200	202
Benefits paid	(20,705)	(3,978)	(13,634)	(383)	(200)	(202)

Fair value of plan assets at December 31	$77,596	$64,904	$60,279	$—	$—	$—

Funded status
Funded status of plan at December 31	$(8,325)	$(29,201)	$(18,229)	$(10,248)	$(9,875)	$(7,711)

Accumulated benefit obligation	$65,368	$65,085	$53,664	N/A	N/A	N/A

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The underfunded status of the defined benefit postretirement plans of $18.6 million is recognized in the accompanying consolidated balance sheet as accrued pension liability. No plan assets are expected to be returned to the Company during the year ended December 31, 2007.

	Pension Benefits			Other Post-Employment Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands, except percentages)
Components of net periodic benefit cost
Service cost	$10,249	$9,456	$9,137	$564	$617	$1,471
Interest cost	6,007	4,950	4,796	585	507	1,121
Expected return on assets	(5,728)	(4,725)	(4,347)	—	—	—
Prior service cost amortization	(21)	(21)	10	(838)	(838)	(198)
Actuarial loss recognized	1,200	666	889	338	305	348
Additional cost related to settlement/curtailment	6,164	—	3,080	—	—	48

Net periodic benefit cost	$17,871	$10,326	$13,565	$649	$591	$2,790

Assumptions to determine net periodic benefit cost
Discount rate	5.75%	5.75%	6.25%	5.65%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	9.00%	10.00%	9.00%

Information for pension plans with an accumulated benefit obligation in excess of plan assets (1)
Projected benefit obligation	$5,249	$13,151	$9,881	N/A	N/A	N/A
Accumulated benefit obligation	$4,140	$10,597	$9,214	N/A	N/A	N/A
Fair value of plan assets	N/A	N/A	N/A	N/A	N/A	N/A

Expected benefit payments
2007	$6,631			$330
2008	$9,352			$414
2009	$8,924			$482
2010	$8,793			$571
2011	$10,275			$658
2012-2016	$61,585			$4,062

(1)	Refers to The PMI Group’s SERP Plan which does not have plan assets

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated benefit obligation for its pension plans at December 31, 2006 was $61.3 million and $4.1 million, the combination of which equals the $65.4 million accumulated benefit obligation. As of December 31, 2006, the combined fair value of plan assets is approximately $12.2 million higher than our combined accumulated benefit obligation. The health care cost trend on covered charges for other postretirement benefits was 9% in 2006, which will be reduced by 1% per year to 5% in 2010. In 2006, the Company contributed $12.1 million to its qualified pension plan.

	Target Allocation	Percentage of Plan Assets at December 31,
		2006	2005
Asset allocation:
U.S. stocks	40% -60%	54%	49%
International stocks	0% - 30%	16%	15%
U.S. fixed income securities	20% -50%	30%	35%
U.S. cash and cash equivalents	0% - 10%	0%	1%

Total		100%	100%

The primary objective of the Plan is to provide retirement income for Plan participants and their beneficiaries in accordance with the terms of the Plan. As such, the key objective in the Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. A secondary financial objective is to reduce reliance on contributions as a source of benefit payments. As such, Plan assets are invested to maximize the Plan’s funded ratios over the long-term while managing the downside risk. The strategic asset allocation ranges represent a long-term perspective. Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. These divergences should be of a relatively short-term nature, unless the circumstances warrant a longer term divergence from the permissible ranges. The Company evaluates and rebalances asset allocations as appropriate and reviews the Plan to make sure that the Plan remains properly funded to protect the benefit security of the participants. The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally exceeding the minimum amounts required by the Employee Retirement Income Security Act. The Company expects to contribute approximately $10 million to the Plan in 2007.

Savings and Profit Sharing Plans—All U.S. full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $3.3 million for 2006, $3.2 million for 2005 and $2.4 million for 2004. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan was $22.5 million and $19.2 million as of December 31, 2006 and 2005, respectively, and is included in other liabilities and accrued expenses.

NOTE 16.    SHARE-BASED COMPENSATION

Equity Incentive Plan—The PMI Group’s Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of both non-qualified stock options and incentive stock options, nonvested shares, stock appreciation rights subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common shares in the future following the attainment of performance goals determined by the Board of Directors. Stock options are granted with an exercise price equal to the market

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value on the date of grant, and generally expire ten years from the grant date and have a three-year vesting period. The Equity Incentive Plan provides for the granting of nonvested shares to officers and key employees. Nonvested shares issued under the Equity Incentive Plan to date generally vest annually between two to four years and holders are entitled to dividends and voting rights. Under the Equity Incentive Plan, non-employee directors receive quarterly, non-discretionary grants of stock units with an initial value of $25,000. The number of units granted depends on the fair market value of the Company’s common shares on the grant date but each stock unit has an initial value equal to the fair market value of one common share on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date and termination of board service.

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Based on the features of the ESPP, it is considered compensatory according to the provisions of SFAS No. 123R. Under the ESPP, the Company issued 128,467 treasury shares in 2006, 139,884 treasury shares in 2005 and 96,021 treasury shares in 2004. The Company’s adoption of SFAS No. 123(R) in the first quarter of 2006 required expense recognition of the amount of the discount to current fair value of ESPP shares purchased by employees.

Impact of the Adoption of SFAS No. 123R—The Company adopted SFAS No. 123R using the modified prospective method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested at January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.

The Company has recognized compensation expense for all awards granted based on the estimated grant date fair value method using the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. For stock options, compensation expense is recognized using the accelerated amortization method. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected share price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Prior to adopting SFAS No. 123R, tax benefits resulting from the exercise of stock options were included in operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to share compensation costs for such options. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been reported under prior accounting rules. As a result of adopting SFAS No. 123R, $1.3 million of excess tax benefits for the year ended December 31, 2006 have been classified in cash flows from financing activities. Cash received from option exercises and the ESPP for the years ended December 31, 2006, 2005 and 2004, was $41.6 million, $20.7 million and $25.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $6.2 million, $3.8 million and $8.2 million, respectively.

The following table summarizes the effect of adopting SFAS 123R for the year ended December 31, 2006:

	Had the Company not adopted SFAS No. 123R	Effect of Adopting SFAS No. 123R	As Reported at December 31, 2006
	(Dollars in thousands, except per share data)
Compensation cost recognized during the year due to adoption of SFAS 123R	$—	$12,152	$12,152
Income before income taxes	571,867	12,152	559,715
Net income	429,033	9,382	419,651
Cash flow from operating activities	381,506	10,871	392,377
Cash flow from financing activities	(504,430)	1,281	(503,149)
Basic earnings per share	4.96	0.11	4.85
Diluted earnings per share	4.67	0.10	4.57

As of December 31, 2006, there was $6.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to employees. This unrecognized expense is expected to be recognized over a weighted average period of 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Valuation Assumptions—The fair value of share options granted to employees is estimated on the date of the grant using the Black-Scholes option pricing model. This option pricing model was developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. The model also requires considerable judgment, including assumptions regarding future share price volatility and expected time to exercise, which greatly affect the calculated value of stock option grants.

The Company aggregates similar groups of employees with respect to exercise and post-vesting employment-termination behaviors for its option pricing model assumption estimation process. The Company estimates the expected term of options granted by analyzing historical exercise and post-vesting behavior of employees for similar stock option grants. Expected volatility is estimated using the historical volatility of the common stock over the expected term of the options. If new or different information that would be useful in estimating expected volatility becomes available, the Company may incorporate that information into future estimates. The Company considers expected changes of future dividend policy for selection of expected dividends. The risk-free interest rate that the Company uses in the option pricing model is based on the U.S. Treasury zero-coupon yield curve with remaining terms similar to the expected terms on the options.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected volatility	28.8%	30.6%	33.5%
Expected dividends	0.49%	0.47%	0.39%
Expected term (in years)	4.3	6.0	6.0
Risk-free rates	4.40%	4.23%	4.27%

Share-Based Compensation Activity

A summary of the share-based compensation activity under the Equity Incentive Plan as of December 31, 2006 and changes during the year then ended is presented below:

	2006		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	6,289,941	$32.40	5,851,792	$30.33	5,871,981	$26.36
Granted	1,352,693	$43.02	1,321,316	$38.21	1,389,271	$39.70
Exercised	(1,281,025)	$30.89	(839,000)	$26.46	(1,236,800)	$21.96
Forfeited	(34,726)	$27.68	(44,167)	$35.48	(172,660)	$34.62

Outstanding at end of year	6,326,883	$35.26	6,289,941	$32.40	5,851,792	$30.33

Vested and Exercisable at year end	5,077,409	$33.34	5,959,913	$32.61	3,677,572	$27.16
Weighted-average fair value of options granted		$12.84		$13.94		$14.86
Reserved for future grants	4,494,737	—	5,879,431	—	7,394,374	—

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $18.7 million, $11.4 million and $24.8 million, respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2006 and vested and exercisable as of December 31, 2006 was 5.7 and 4.9 years, respectively. Aggregate intrinsic value for the options outstanding as of December 31, 2006 and vested and exercisable as of December 31, 2006 was $75.3 million and $70.2 million, respectively.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R—Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee share-based compensation expense recognized under SFAS No. 123R was not reflected in the consolidated results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2005	2004
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$409,169	$399,333
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,652)	(13,635)

Pro forma net income	389,517	385,698
Interest and amortization expense, net of taxes	7,648	7,685

Pro forma net income for diluted EPS calculation	$397,165	$393,383

Basic earnings per share:
As reported	$4.46	$4.18
Pro forma	$4.25	$4.04

Diluted earnings per share:
As reported	$4.10	$3.87
Pro forma	$3.91	$3.74

Share-based employee compensation expense, net of related tax effects, for 2005 includes the acceleration of employee stock options during 2005. On May 19, 2005, the Company approved the acceleration of the vesting of certain unvested out-of-the-money stock options awarded under the Company’s Equity Incentive Plan to all officers and employees. The affected options were those unvested options outstanding with exercise prices greater than $37.00 per share, which was the closing price of the Company’s common stock on May 19, 2005. As a result of this acceleration, unvested options granted in 2005 and 2004 to acquire approximately 2.3 million shares of the Company’s common stock, which otherwise would have vested on an annual basis through March 14, 2008, became immediately vested.

NOTE 17.    BUSINESS SEGMENTS

Reporting segments are based upon our internal organization structure, the manner in which the Company’s operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information for reported segment income or loss and segment assets as of and for the years indicated:

	Year Ended December 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(in thousands)
Revenues:
Premiums earned	$687,993	$172,471	$1	$65	$860,530
Net investment income	105,893	65,842	2,037	21,529	195,301
Equity in earnings (losses) from unconsolidated subsidiaries	20,308	—	107,213	(212)	127,309
Net realized investment gains (losses)	3,789	3,602	—	(4,635)	2,756
Other (loss) income	(69)	6,684	—	13,526	20,141

Total revenues	817,914	248,599	109,251	30,273	1,206,037

Losses and expenses:
Losses and loss adjustment expenses	263,037	39,901	—	(2)	302,936
Amortization of deferred policy acquisition costs	51,979	16,378	1	—	68,358
Other underwriting and operating expenses	103,408	41,935	716	91,709	237,768
Net costs to exchange and extinguish long-term debt	—	—	—	2,044	2,044
Litigation (recovery) settlement	(2,839)	—	—	—	(2,839)
Interest expense	2	125	569	37,359	38,055

Total losses and expenses	415,587	98,339	1,286	131,110	646,322

Income (loss) before income taxes	402,327	150,260	107,965	(100,837)	559,715
Income tax (benefit) from continuing operations	112,010	46,747	10,706	(29,399)	140,064

Net income (loss)	$290,317	$103,513	$97,259	$(71,438)	$419,651

Total assets	$2,392,822	$1,447,087	$1,164,634	$315,603	$5,320,146

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(in thousands)
Revenues:
Premiums earned	$665,190	$152,336	$—	$76	$817,602
Net investment income	104,339	57,155	—	17,969	179,463
Equity in earnings (losses) from unconsolidated subsidiaries	18,811	—	79,752	(678)	97,885
Net realized investment gains (losses)	4,563	75	—	(2,588)	2,050
Other (loss) income	(1)	2,825	—	17,959	20,783

Total revenues	792,902	212,391	79,752	32,738	1,117,783

Losses and expenses:
Losses and loss adjustment expenses	253,440	4,339	—	—	257,779
Amortization of deferred policy acquisition costs	59,647	14,740	—	—	74,387
Other underwriting and operating expenses	103,149	41,855	—	68,645	213,649
Interest expense	6	8	—	31,123	31,137

Total losses and expenses	416,242	60,942	—	99,768	576,952

Income (loss) before income taxes	376,660	151,449	79,752	(67,030)	540,831
Income tax (benefit) from continuing operations	101,221	45,996	7,553	(23,108)	131,662

Net income (loss)	$275,439	$105,453	$72,199	$(43,922)	$409,169

Total assets	$2,521,475	$1,162,387	$836,752	$733,522	$5,254,136

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(in thousands)
Revenues:
Premiums earned	$634,004	$136,321	$—	$74	$770,399
Net investment income	102,230	47,091	—	19,288	168,609
Equity in earnings from unconsolidated subsidiaries	15,280	—	67,844	430	83,554
Net realized investment gains (losses)	2,582	595	—	(556)	2,621
Realized capital loss on equity investment held for sale	—	—	—	(20,420)	(20,420)
Other income	47	7,342	—	26,084	33,473

Total revenues	754,143	191,349	67,844	24,900	1,038,236

Losses and expenses:
Losses and loss adjustment expenses	233,157	4,125	—	—	237,282
Amortization of deferred policy acquisition costs	72,129	13,087	—	—	85,216
Other underwriting and operating expenses	101,387	31,388	—	71,920	204,695
Litigation (recovery) settlement	(2,574)	—	—	—	(2,574)
Interest expense	62	73	—	34,491	34,626

Total losses and expenses	404,161	48,673	—	106,411	559,245

Income (loss) from continuing operations before income taxes	349,982	142,676	67,844	(81,511)	478,991
Income tax (benefit) from continuing operations	95,467	42,761	7,142	(32,911)	112,459

Income (loss) from continuing operations after income taxes	254,515	99,915	60,702	(48,600)	366,532

Income from discontinued operations before income taxes	—	—	—	5,756	5,756
Income taxes from discontinued operations	—	—	—	1,958	1,958

Income from discontinued operations after income taxes	—	—	—	3,798	3,798

Gain on sale of discontinued operations after income taxes of $16,536	—	—	—	29,003	29,003

Net income (loss)	$254,515	$99,915	$60,702	$(15,799)	$399,333

Total assets	$2,540,303	$1,114,198	$774,880	$716,586	$5,145,967

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

The following table presents PMI’s statutory net income, statutory surplus and contingency reserve liability as of and for the years ended as follows:

	2006	2005	2004
	(Dollars in thousands)
Statutory net income	$315,137	$291,862	$249,136
Statutory surplus	$638,011	$619,149	$747,022
Contingency reserve liability	$2,738,358	$2,589,290	$2,401,452

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve included in total liabilities, with annual additions equal to 50% of premiums earned for that year. During 2006, PMI contributed $346.7 million to the reserve. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. During 2006, $197.6 million was released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses.

NOTE 19.    CAPITAL SUPPORT AGREEMENTS

PMI’s financial strength ratings from certain rating agencies have been based on various capital support commitments from Allstate (“Allstate Support Agreements”). On October 27, 1994, the Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or The PMI Group. In the event any amounts are paid or contributed, the likelihood of which management believes is remote, Allstate would receive subordinated debt or preferred stock of PMI or The PMI Group in return. No payment obligations have arisen under the Runoff Support Agreement. The Runoff Support Agreement provides PMI with additional capital support for rating agency purposes.

The Runoff Support Agreement contains certain covenants, including covenants that (i) PMI will write no new business after its risk-to-capital ratio equals or exceeds 23 to 1; (ii) PMI will pay no dividends if, after the payment of any such dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1; and (iii) on the date that any of the following events occur: (a) PMI’s risk-to-capital ratio exceeds 24.5 to 1, (b) Allstate shall have paid any claims relating to PMI policies directly to a policyholder or by paying an amount equal to such claims to PMI, or to The PMI Group for contribution to PMI, pursuant to the Runoff Support Agreement, or (c) any regulatory order is issued restricting or prohibiting PMI from making full or timely payments under policies, PMI will transfer substantially all of its assets in excess of $50.0 million to a trust account established for the payment of claims. As of December 31, 2006, less than $0.1 billion of risk in force was subject to the Runoff Support Agreement.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate amount of $37.7 million, exclusive of capital contributions made prior to April 10, 2001. As of December 31, 2006, CMG MI’s risk-to-capital ratio was 12.6 to 1 compared to 12.2 to 1 as of December 31, 2005.

PMI has entered into capital support agreements with PMI Australia, PMI Europe and PMI Guaranty that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. The PMI Group guarantees the performance of PMI’s capital support obligations.

NOTE 20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2006	First	Second	Third	Fourth	Year *
	(Dollars in thousands, expect per share data)
Total operations:
Revenues	$287,858	$299,438	$300,920	$317,821	$1,206,037
Net income	$105,348	$109,615	$104,238	$100,450	$419,651
Basic EPS	1.18	1.24	1.22	1.21	4.85
Diluted EPS	1.09	1.14	1.16	1.19	4.57

2005	First	Second	Third	Fourth	Year *
	(Dollars in thousands, expect per share data)
Total operations:
Revenues	$274,825	$288,191	$271,609	$283,158	$1,117,783
Net income	$101,158	$104,585	$95,711	$107,715	$409,169
Basic EPS	1.08	1.13	1.05	1.21	4.46
Diluted EPS	1.00	1.04	0.97	1.11	4.10

*	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning The PMI Group’s directors, including audit committee financial experts, as well as certain other information concerning our executive officers, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report, which is incorporated by reference herein.

The PMI Group has adopted a Code of Ethics for Senior Financial Officers that applies to The PMI Group’s principal executive officer, principal financial officer, and principal accounting officer and controller. The Code of Ethics is available on The PMI Group’s website address at http://www.pmigroup.com and is available in print to any stockholder who requests it. The PMI Group intends to disclose any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its website.

Certain other documents relating to The PMI Group’s corporate governance, including the Code of Business Conduct and Ethics, which is applicable to The PMI Group’s directors, officers and employees, the Board of Directors Guidelines on Significant Corporate Governance Issues, and the charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee of The PMI Group Board of Directors, are available on The PMI Group’s website address at http://www.pmigroup.com. In 2006, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(A) of the NYSE’s Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Directors’ Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2007 Annual Meeting of Stockholders under Item 2. Ratification of Appointment of Independent Registered Public Accounting Firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following financial statements are included in Item 8.
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 28th day of February, 2007.

THE PMI GROUP, INC.

BY:	/s/ L. STEPHEN SMITH L. Stephen Smith Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ L. STEPHEN SMITH L. Stephen Smith	Chief Executive Officer, Director	February 28, 2007

/S/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President and Chief Financial Officer	February 28, 2007

/S/ THOMAS H. JETER Thomas H. Jeter	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 28, 2007

/S/ MARIANN BYERWALTER Mariann Byerwalter	Director	February 28, 2007

/S/ DR. JAMES C. CASTLE Dr. James C. Castle	Director	February 28, 2007

/S/ CARMINE GUERRO Carmine Guerro	Director	February 28, 2007

/S/ W. ROGER HAUGHTON W. Roger Haughton	Director	February 28, 2007

/S/ WAYNE E. HEDIEN Wayne E. Hedien	Director	February 28, 2007

/S/ LOUIS G. LOWER II Louis G. Lower II	Director	February 28, 2007

/S/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	February 28, 2007

Name	Title	Date

/S/ JOHN D. ROACH John D. Roach	Director	February 28, 2007

/S/ DR. KENNETH T. ROSEN Dr. Kenneth T. Rosen	Director	February 28, 2007

/S/ STEVEN L. SCHEID Steven L. Scheid	Director	February 28, 2007

/S/ JOSÉ H. VILLARREAL José H. Villarreal	Director	February 28, 2007

/s/ MARY LEE WIDENER Mary Lee Widener	Director	February 28, 2007

/s/ RONALD H. ZECH Ronald H. Zech	Director	February 28, 2007

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
REVENUES
Equity in earnings from subsidiaries	$480,488	$448,367	$416,007
Investment income	21,290	17,250	18,624
Net realized investment losses	(4,635)	(488)	(555)
Realized capital loss on equity investment held for sale (Note D)	—	—	(20,420)
Other income	25	(1,748)	—

Total revenues	497,168	463,381	413,656

EXPENSES
Underwriting and operating expenses	44,856	31,926	34,737
Net costs to exchange and extinguish long-term debt	2,044	—	—
Interest expense	37,928	31,123	34,491

Total expenses	84,828	63,049	69,228

Income from continuing operations before income tax benefit	412,340	400,332	344,428
Income tax benefit from continuing operations	7,311	8,837	22,104

Income from continuing operations after income tax benefit	419,651	409,169	366,532
Equity in earnings from discontinued operations	—	—	5,756
Income taxes from equity in earnings from discontinued operations	—	—	1,958

Equity in earnings from discontinued operations after income taxes		—	3,798

Gain on sale of discontinued operations, net of income taxes	—	—	29,003

NET INCOME	$419,651	$409,169	$399,333

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

PARENT COMPANY ONLY

	As of December 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost of $40,999 and $173,936) (Note B)	$41,422	$173,728
Short-term investments	—	116,822

Total investments	41,422	290,550
Cash and cash equivalents	140,639	279,588
Investments in subsidiaries	3,850,756	3,488,238
Other assets	133,898	75,118

Total assets	$4,166,715	$4,133,494

LIABILITIES
Long-term debt (Note C)	$496,593	$819,529
Other liabilities	101,532	83,175

Total liabilities	598,125	902,704

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 86,747,031 and 88,713,377 shares outstanding	1,193	1,114
Additional paid-in capital	858,188	466,474
Treasury stock, at cost (32,566,736 and 22,623,577 shares)	(1,164,214)	(652,957)
Retained earnings	3,609,343	3,207,737
Accumulated other comprehensive income, net of deferred taxes	264,080	208,422

Total shareholders’ equity	3,568,590	3,230,790

Total liabilities and shareholders’ equity	$4,166,715	$4,133,494

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

PARENT COMPANY ONLY

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
NET INCOME	$419,651	$409,169	$399,333
Change in unrealized gains on investments, net of deferred taxes of $497, $(13,674) and $1,793	(1,049)	(20,486)	8,650
Reclassification of realized gains losses included in net income, net of taxes	(1,791)	(2,697)	(1,704)
Net unrealized losses from derivatives designated as cash flow hedges, net of deferred tax benefits	(5,864)	—	—
Accretion of cash flow hedges to interest expense	116	—	—
Change in currency translation gains	65,400	(55,033)	31,666

Other comprehensive income (loss), net of taxes	56,812	(78,216)	38,612

COMPREHENSIVE INCOME	$476,463	$330,953	$437,945

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419,651	$409,169	$399,333
Equity in earnings from discontinued operations, net of income taxes	—	—	(3,798)
Gain on sale of discontinued operations, net of income taxes	—	—	(29,003)
Extraordinary gain from write-off of negative goodwill, net of income taxes	—	—	—

Income from continuing operations before extraordinary item	419,651	409,169	366,532
Adjustments to reconcile net income before extraordinary item to net cash provided by operating activities:
Equity in earnings from subsidiaries	(480,488)	(448,367)	(416,007)
Net realized investment losses	4,635	488	555
Realized capital loss on equity investment held for sale	—	—	20,420
Depreciation and amortization	2,209	2,017	1,773
Compensation expense related to stock options and employee stock purchase plan	12,152	—	—
Excess tax benefits on the exercise of employee stock options	(1,281)	—	—
Net costs to exchange and extinguish long-term debt	2,044	—	—
Deferred income taxes	(9,749)	16,514	(211)
Changes in:
Other	(17,391)	23,499	(28,643)

Net cash (used in) provided by operating activities	(68,218)	3,320	(55,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	130,390	53,665	62,292
Proceeds from sale of equity investment held for sale	14,184	98,846	—
Proceeds from sale of investments in wholly owned title insurance subsidiary	—	—	115,063
Investments in unconsolidated subsidiaries, net of distributions	1,782	3,744	(13)
Net change in related party receivables	(54,228)	13,420	(24,385)
Investment in subsidiaries	(202,024)	—	—
Dividends received from subsidiaries (Note E)	360,000	309,485	150,000
Purchases of fixed income securities	—	—	(93,801)
Net change in short-term investments	116,914	(3,618)	(113,204)

Net cash provided by (used in) continuing operations	367,018	475,542	95,952
Net effect of discontinued operations	—	—	4,383

Net cash provided by investing activities	367,018	475,542	100,335

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	385,993	—	—
Net repurchase of senior notes	(298,768)	—	(14)
Extinguish and repayment of long-term debt, net of expenses	(425,338)	—	—
Proceeds from issuance of common shares	345,000	—	—
Purchase of treasury stock	(535,000)	(250,002)	(99,998)
Proceeds from issuance of treasury stock	41,728	—	—
Excess tax benefits on the exercise of employee stock options	1,281	29,879	36,325
Dividends paid to shareholders	(18,045)	(17,795)	(15,738)

Net cash used in financing activities	(503,149)	(237,918)	(79,425)

Foreign currency translation adjustment	65,400	(55,033)	31,665

Net (decrease) increase in cash and cash equivalents	(138,949)	185,911	(3,006)
Cash and cash equivalents at beginning of year	279,588	93,677	96,683

Cash and cash equivalents at end of year	140,639	$279,588	$93,677

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

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2006.

The preparation of Condensed Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

C. Long-Term Debt and Revolving Credit Facility

As of December 31, 2006 and 2005, the carrying value of long-term and short-term debt outstanding issued by The PMI Group, was as follows:

	2006	2005
	(In thousands)
6.000% Senior Notes, due 2016	$250,000	$—
6.625% Senior Notes, due 2036	150,000	—
5.568% Senior Notes, due November 15, 2008 (1)	45,000	345,000
6.75% Senior Notes, due November 15, 2006	—	62,950
2.50% Senior Convertible Debentures, due July 15, 2021	—	359,986
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$496,593	$819,529

(1)	Prior to August 10, 2006, the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The Company utilized most of the proceeds from the issuance of the 6.000% and 6.625% Senior Notes to redeem the 2.50% Senior Convertible Debentures due 2021, as discussed further below.

The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2006, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $8.8 million (pre-tax). The 6.000% and 6.625% Senior Notes are unsecured and will rank equally in right of payment with all of The PMI Group’s other existing and future senior unsecured indebtedness.

6.75% Senior Notes—In November 1996, the Company issued $100 million in face amount of 6.75% Senior Notes. As of December 31, 2005 and 2004, $63.0 million of face amount remained outstanding. These notes bore interest at the rate of 6.75% per annum paid semiannually and matured on November 15, 2006. On November 15, 2006, the Company repaid the aggregate principal amount of its 6.75% Senior Notes.

5.568% Senior Notes—The 5.568% Senior Notes related to the issuance in November 2003 of 13.8 million 5.875% equity units (“Equity Units”) with a stated value of $25 per unit. The Equity Units include the senior notes and purchase contracts to purchase, no later than November 15, 2006, up to 9,050,040 shares of The PMI Group’s common stock for an aggregate purchase price of $345 million. In August 2006, pursuant to the terms of the Equity Units, the Company completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which are referred to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing. Pursuant to the terms of the Equity Units, a significant portion of the proceeds of the remarketing was applied to satisfy the Equity Unit holders’ obligations under the purchase contracts to purchase between 7.3 million and 9.1 million shares of common stock, depending on the market price of the common stock, upon settlement of the purchase contracts, which occurred on November 15, 2006. Upon settlement of the purchase contracts, the Company issued approximately 8 million shares of common stock on November 15, 2006 in exchange for approximately $345 million.

2.5% Senior Convertible Debentures—In July 2006, the Company commenced an exchange offer pursuant to which it offered to exchange a new series of our 2.50% senior convertible debentures due 2021 (referred to as the “new debentures”) and an exchange fee of $3.50 per $1,000 principal amount of debentures for all of our existing 2.50% senior convertible debentures due 2021 (referred to as the “old debentures”). The purpose of the exchange offer was to change certain terms of the old debentures, including the addition of a net share settlement feature. This feature allowed the Company to satisfy a portion of its obligation due upon conversion of the debentures in cash, thereby reducing the dilution associated with the conversion of the new debentures. This feature also limits the dilutive impact of the new debentures on diluted earnings per share. Following completion of the exchange offer in August 2006, the Company had $341,478,000 in principal amount of new debentures outstanding and $18,414,000 in principal amount of old debentures outstanding. In September 2006, the Company delivered a notice of redemption to the holders of the old debentures and the new debentures. Pursuant to the terms of the old debentures and the new debentures, the debentures were convertible by the holders until the close of business on October 25, 2006. Holders of $3,000 principal amount of the old debentures and $339,000 principal amount of the new debentures converted their debentures prior to the close of business on

October 25, 2006. Upon conversion of the old debentures, the Company issued 67 shares of its common stock. No shares were issued for conversion of new debentures. On October 27, 2006, the Company redeemed the $359.6 million aggregate principal amount of debentures that were not converted for a price equal to principal amount of the debentures plus accrued and unpaid interest.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Debentures are redeemable at the option of the Company on or after February 1, 2007 at a premium or upon occurrence of certain tax events and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Revolving Credit Facility—In October 2006, the Company entered into a $400 million revolving credit facility and terminated its then-existing $175 million revolving credit facility. The $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at the Company’s request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.7 million outstanding under the revolving credit facility as of December 31, 2006.

D. Realized Capital Loss on Subsidiaries

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”), whose subsidiary, Select Portfolio Servicing, Inc. (“Select Portfolio Servicing”), is a servicer of single-family residential mortgages. The Company received cash payments of $98.8 million for its holdings in SPS and expects to receive additional monthly cash payments through the first quarter of 2008 from a residual interest in mortgage servicing assets with an estimated fair value at closing of $20.7 million. The Company has received cash payments of approximately $3.0 million and $14.2 million during the fourth quarter and for the year ended December 31, 2006, respectively, from the residual interest in SPS mortgage servicing assets. As of December 31, 2006, the carrying value of this residual interest was $2.2 million. The Company and SPS’s other former shareholders agreed to indemnify CSFB for certain liabilities relating to SPS’s operations. As of December 31, 2006, the Company recorded a liability of $6.4 million with respect to this indemnification obligation.

E. Dividends from Subsidiaries

During 2006, 2005 and 2004, the Parent Company received $360.0 million, $309.5 million and $150.0 million, respectively, of cash dividends.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2006, 2005 and 2004

Segment	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Investment Income and Equity Earnings	Losses and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses
	(Dollars in thousands)
2006
U.S. MI (1)	$43,523	$366,182	$106,445	$658,576	$687,993	$126,201	$263,037	$51,979	$100,569
International Operations	42,538	48,554	412,196	201,392	172,471	65,842	39,901	16,378	41,935
Financial Guaranty	947	—	1,589	1,590	1	109,250	—	1	716
Other	—	—	34	56	65	21,317	(2)	—	93,753

Total	$87,008	$414,736	$520,264	$861,614	$860,530	$322,610	$302,936	$68,358	$236,973

2005
U.S. MI (1)	$48,310	$345,536	$162,368	$667,128	$665,190	$123,150	$253,440	$59,647	$103,149
International Operations	37,860	23,302	328,489	178,481	152,336	57,155	4,339	14,740	41,855
Financial Guaranty	—	—	—	—	—	79,752	—	—	—
Other	—	3	42	80	76	17,291	—	—	68,645

Total	$86,170	$368,841	$490,899	$845,689	$817,602	$277,348	$257,779	$74,387	$213,649

2004
U.S. MI (1)	$53,998	$338,620	$152,685	$598,119	$634,004	$117,510	$233,157	$72,129	$98,813
International Operations	38,440	26,224	332,091	173,178	136,321	47,091	4,125	13,087	31,388
Financial Guaranty	—	—	—	—	—	67,844	—	—	—
Other	—	3	39	65	74	19,718	—	—	71,920

Total	$92,438	$364,847	$484,815	$771,362	$770,399	$252,163	$237,282	$85,216	$202,121

(1)	Represents U.S. Mortgage Insurance Operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2006, 2005 and 2004

Premiums Earned	Gross Amount	Assumed from Other Companies	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands, except percentages)
2006
Mortgage Guaranty	$1,021,535	$13,053	$174,058	$860,530	1.5%
2005
Mortgage Guaranty	$980,168	$16,874	$179,440	$817,602	2.1%
2004
Mortgage Guaranty	$927,553	$7,931	$165,085	$770,399	1.0%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

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

4.2

Rights Agreement (including form of rights certificate and certificate of designation) dated as of January 26, 1998, between The PMI Group, Inc. and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to exhibit 99.1 to the registrant’s Form 8-A12B, filed on February 2, 1998 (File No. 001-13664)).

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

4.5

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

10.1a*

Amendment No. 1, effective February 21, 2007, to The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended November 16, 2005) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 27, 2007 (File No. 001-13664)).

10.2*

The PMI Group, Inc. Directors’ Deferred Compensation Plan, amended and restated as of July 21, 1999 (incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (No. 333-32190), filed on March 10, 2000).

10.2a*

Amendment No. 1 to The PMI Group, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to exhibit 10.5A to the registrant’s current report on Form 8-K, filed on December 20, 2004 (File No. 001-13664)).

10.3*

The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K filed on November 22, 2005 (File No. 001-13664)).

10.4*

The PMI Group, Inc. Officer Deferred Compensation Plan (effective July 1, 1997) (incorporated by reference to Appendix D to the registrant’s proxy statement filed on April 22, 2004 (File No. 001-13664)).

10.4a*

Amendment No. 1 to The PMI Group, Inc. Officer Deferred Compensation Plan, dated December 22, 2004 (incorporated by reference to exhibit 10.21a to the registrant’s current report on Form 8-K, filed on December 22, 2004 (File No. 001-13664)).

10.4b*

Amendment No. 2 to The PMI Group, Inc. Officer Deferred Compensation Plan (incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-8 filed on December 2, 2005 (File No. 333-130103)).

Exhibit Number	Description of Exhibits
10.5*	The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 22, 2005 (File No. 001-13664)).

10.6*

Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors (incorporated by reference to exhibit 10.15 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

10.7*	Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

10.8*	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s report on Form 8-K, filed on February 23, 2005 (File No. 001-13664)).

10.8a*

Form of Amendment to Stock Option Agreement for Employees (incorporated by reference to exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-13664)).

10.9*	Form of Stock Option Agreement for Directors (incorporated by reference to exhibit 10.26 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13664)).

10.10*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K filed on May 20, 2005 (File No. 001-13664)).

10.11*	Form of Performance Share Agreement (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.12*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, dated October 15, 2004 (File No. 001-13664)).

10.13*

Summary of Compensation Arrangements Applicable to Non-Employee Directors of The PMI Group, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed on September 15, 2005 (File No. 001-13664)).

10.14*

Summary of Compensation Arrangements Applicable to the Chairman of the Board of The PMI Group, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed on May 23, 2006 (File No. 001-13664)).

10.15*

The PMI Group, Inc. Supplemental Employee Retirement Plan Effective April 1, 1995 (Amended and Restated as of September 20, 2006), (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 26, 2006 (File No. 001-13664)).

10.16*

The PMI Group, Inc. Additional Benefit Plan Effective February 18, 1999 (Amended and Restated as of September 20, 2006), (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 26, 2006 (File No. 001-13664)).

10.17*

The PMI Group, Inc. Bonus Incentive Plan (September 20, 2006 Amendment and Restatement), (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on September 26, 2006 (File No. 001-13664)).

10.18*

The PMI Group, Inc. Retirement Plan (July 30, 2002 Restatement) (incorporated by reference to exhibit 10.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 001-13664)).

10.18a*

Amendment to The PMI Group, Inc. Retirement Plan, dated March 10, 2005 (incorporated by reference to exhibit 10.4a to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.19*

Summary of Compensation Arrangements Applicable to Named Executive Officers of The PMI Group, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed on February 27, 2007 (File No. 001-13664)).

10.20	Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.21	Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.22

Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 001-13664)).

10.23

Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.24

Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co. (incorporated by reference to exhibit 10.17 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.25

Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) (incorporated by reference to exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.25a

First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co. (incorporated by reference to the exhibit 10.19 to registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.26

First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company (incorporated by reference to exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.27

Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover (incorporated by reference to exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.28

The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664)).

10.29

Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (File No. 001-13664)).

10.30

Master Repurchase Agreement dated as of April 24, 2003 between Banc of America Securities LLC and The PMI Group, Inc. (incorporated by reference to exhibit 10.22 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.31

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

10.31a

First Amendment to Stockholders’ Agreement, dated as of December 18, 2003 (incorporated by reference to exhibit 10.26a to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.31b

Second Amendment to Stockholders’ Agreement, dated as of February 24, 2004 (incorporated by reference to exhibit 10.26b to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.31c

Third Amendment to Stockholders’ Agreement, dated as of July 14, 2004 (incorporated by reference to exhibit 10.26c to the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-13664)).

10.31d

Fourth Amendment to Stockholders’ Agreement, dated as of October 25, 2005 (incorporated by reference to exhibit 10.26d to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-13664)).

10.31e

Fifth Amendment to Stockholders’ Agreement, dated as of January 31, 2006 (incorporated by reference to exhibit 10.26e to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-13664)).

10.32

Equity Commitment Letter, dated as of August 3, 2003, signed by The PMI Group, Inc, Falcons Acquisition Corp., FGIC Holdings, Inc. and General Electric Capital Corporation (incorporated by reference to exhibit 99.2 to the registrant’s current report on Form 8-K, filed on August 6, 2003 (File No. 001-13664)).

10.33	Form of Note (included in Exhibit 4.5).

10.34	Form of 6.000% Senior Note due 2016 (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed on November 7, 2006 (File No. 001-13664)).

10.35	Form of 6.25% Senior Note due 2036 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed on November 7, 2006 (File No. 001-13664)).

10.36

Master Confirmation entered into by The PMI Group, Inc. and Goldman, Sachs & Co. on August 23, 2006 (incorporated by reference to exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed on November 7, 2006 (File No. 001-13664)).

10.37

Supplemental Confirmation entered into by The PMI Group, Inc. and Goldman, Sachs & Co. on August 23, 2006 (incorporated by reference to exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed on November 7, 2006 (File No. 001-13664)).

10.38

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

10.38a

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

Exhibit Number	Description of Exhibits
10.39

Revolving Credit Agreement, dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto (incorporated by reference to exhibit 10.10.1 to the registrant’s current report on Form 8-K filed on October 30, 2006 (File No. 001-13664)).

11.1	Statement re: Computation of Net Income Per Share.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consents of Ernst & Young LLP.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 (with Report of Independent Registered Public Accounting Firm).

99.2	FGIC Corporation and Subsidiaries Consolidated Financial Statements at December 31, 2006 (with Report of Independent Registered Public Accounting Firm).

*	Management or director contract or compensatory plan or arrangement.