Form 10-Q
period 2007-03-31
PMI GROUP INC
filed 2007-05-07
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 30, 2007	86,889,221

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$236,361	$206,241
Net investment income	52,639	46,867
Equity in earnings from unconsolidated subsidiaries	36,509	27,625
Net realized investment gains	1,578	340
Other income	3,910	6,785

Total revenues	330,997	287,858

LOSSES AND EXPENSES
Losses and loss adjustment expenses	109,320	60,939
Amortization of deferred policy acquisition costs	16,445	16,987
Other underwriting and operating expenses	62,701	60,520
Interest expense	8,259	8,179

Total losses and expenses	196,725	146,625

Income before income taxes	134,272	141,233
Income taxes	32,239	35,885

NET INCOME	$102,033	$105,348

PER SHARE DATA
Basic:
Basic net income	$1.17	$1.18

Diluted:
Diluted net income	$1.16	$1.09

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006

	(Unaudited)
	(Dollars in thousands, except share and per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$2,946,666	$2,826,853
Equity securities:
Common	166,513	162,263
Preferred	258,657	248,761
Short-term investments	58,495	55,056

Total investments	3,430,331	3,292,933
Cash and cash equivalents	504,909	457,207
Investments in unconsolidated subsidiaries	1,129,764	1,100,387
Related party receivables	1,857	714
Accrued investment income	47,327	45,232
Premiums receivable	60,603	64,524
Reinsurance receivables and prepaid premiums	7,042	21,574
Reinsurance recoverables	3,573	3,741
Deferred policy acquisition costs	88,772	87,008
Property, equipment and software, net of accumulated depreciation and amortization	170,598	174,128
Other assets	93,060	72,698

Total assets	$5,537,836	$5,320,146

LIABILITIES
Reserve for losses and loss adjustment expenses	$443,020	$414,736
Unearned premiums	537,857	520,264
Long-term debt	496,593	496,593
Reinsurance payables	35,328	42,518
Related party payables	1,320	1,744
Liability for pension and other postretirement benefits	10,881	18,573
Deferred income taxes	195,942	112,993
Other liabilities and accrued expenses	151,934	144,135

Total liabilities	1,872,875	1,751,556

Commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 86,834,904 and 86,747,031 shares outstanding	1,192	1,193
Additional paid-in capital	867,411	858,188
Treasury stock, at cost (32,478,863 and 32,566,736 shares)	(1,167,096)	(1,164,214)
Retained earnings	3,691,179	3,609,343
Accumulated other comprehensive income, net of deferred taxes	272,275	264,080

Total shareholders’ equity	3,664,961	3,568,590

Total liabilities and shareholders’ equity	$5,537,836	$5,320,146

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,033	$105,348
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(36,509)	(27,625)
Net realized investment gains	(1,578)	(340)
Depreciation and amortization	5,269	8,148
Deferred income taxes	82,949	2,626
Compensation expense related to stock options and employee stock purchase plan	7,143	5,022
Excess tax benefits on the exercise of employee stock options	(945)	(1,281)
Policy acquisition costs incurred and deferred	(18,209)	(14,990)
Amortization of deferred policy acquisition costs	16,445	16,987
Changes in:
Accrued investment income	(2,095)	(1,108)
Premiums receivable	3,921	1,913
Reinsurance receivables, and prepaid premiums net of reinsurance payables	7,342	1,976
Reinsurance recoverables	168	174
Reserve for losses and loss adjustment expenses	28,284	1,073
Unearned premiums	17,593	(10,439)
Liability for pension and other postretirement benefits	(7,692)	(5,040)
Income taxes payable	16,991	18,980
Other	(42,144)	(4,927)

Net cash provided by operating activities	178,966	96,497

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	110,677	169,162
Proceeds from sales of equity securities	22,382	17,304
Proceeds from sale of unconsolidated subsidiary	1,510	4,888
Investment purchases:
Fixed income securities	(238,562)	(207,528)
Equity securities	(34,837)	(79,110)
Net change in short-term investments	(3,439)	(2,874)
Distributions from unconsolidated subsidiaries, net of investments	3,032	220
Net change in related party receivables	(427)	85
Capital expenditures and capitalized software, net of dispositions	(4,781)	(5,027)

Net cash used in investing activities	(144,445)	(102,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(14,237)	(3,466)
Proceeds from issuance of treasury stock	10,703	20,649
Excess tax benefits on the exercise of employee stock options	945	1,281
Dividends paid to shareholders	(4,579)	(4,705)

Net cash (used in) provided by financing activities	(7,168)	13,759

Foreign currency translation adjustment increase (decrease)	20,349	(10,027)

Net increase (decrease) in cash and cash equivalents	47,702	(2,651)
Cash and cash equivalents at beginning of year	457,207	595,112

Cash and cash equivalents at end of period	$504,909	$592,461

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period:
Interest paid	$15,639	$10,600
Income taxes paid, net of refunds	$5,971	$10,573

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company, TPG Reinsurance Company Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Asia Ltd. (“PMI Asia”); PMI Guaranty Co. (“PMI Guaranty”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”). The Company has received cash payments of approximately $1.5 million during the first quarter of 2007 from the residual interest in SPS mortgage servicing assets. As of March 31, 2007, the remaining carrying value of this residual interest was $0.7 million.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods presented, have been included.

Significant accounting policies are as follows:

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis. Dividend income on common stocks is recognized on the date of declaration. Net investment income represents interest and dividend income, net of investment expenses.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG MI on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

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

The SEC requires public companies to disclose condensed financial statement information in the footnotes for significant equity investees and unconsolidated majority owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority-owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) equity in income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary is required to be included in the registrant’s interim SEC filings. As of March 31, 2007, the Company’s equity in income before taxes as described in item (iii) above of FGIC exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC is included in Note 5, Investments in Unconsolidated Subsidiaries. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Related Party Receivables—As of March 31, 2007 and 2006, related party receivables were $1.9 million and $2.3 million, respectively, which were comprised of non-trade receivables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs—The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development.

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $165.3 million and $156.9 million as of March 31, 2007 and December 31, 2006, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $4.1 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively.

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

SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) requires certain credit default swaps similar to those entered into by PMI Europe after July 1, 2003 to be accounted for as derivatives and reported on the consolidated balance sheet at fair value, and subsequent changes in fair value are recorded in consolidated net income. In addition, as required by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF No. 02-3”), for certain credit default swaps entered into by PMI Europe where the fair value cannot be determined by reference to quoted market prices, current market transactions for similar contracts, or based on a valuation technique incorporating observable market data or inputs, initial fair values related to the credit default swaps are deferred and recognized in consolidated net income in proportion to the expiration of the associated insured risk. Gains or losses are recognized in consolidated net income at inception for all other derivative contracts where the fair value can be readily determined from market sources.

In 2007, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expire ratably over the calendar year and had combined costs of $1.3 million. In 2007, the Company recorded a realized loss of $1.0 million (pre-tax) in other income related to amortization of option costs and mark-to-market adjustments.

Special Purpose Entities— Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

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

Reinsurance—The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on paid losses and loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition—Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 66.8% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2007 and 73.8% in the first quarter of 2006. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rate was 24.0% and 25.4% for the quarters ended March 31, 2007 and 2006, respectively, compared to the federal statutory rate of 35.0% due to equity in earnings from FGIC and income derived from PMI Australia, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The Company records a federal tax expense relating to its proportionate share of net income available to FGIC’s common shareholders at a rate of 7% based on its assessment that it will ultimately receive those earnings in the form of dividends from FGIC.

As of January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, (“FIN 48”). See Notes 3, New Accounting Standards, and Note 11, Income Taxes, for further discussion.

Benefit Plans—The Company provides pension benefits to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan, and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) (See Note 3). SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income.

All U.S. full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan (“ODCP”) available to certain employees, and an Employee Stock Purchase Plan (“ESPP”). The ODCP is available to certain of the Company’s officers, and permits each participant to elect to defer receipt of part or all of his or her eligible compensation on a pre-tax basis. Under the ODCP, the Company makes a matching contribution of its common shares for each participant equal to 25% of the initial contribution to the extent the participant selects the Company’s common shares from the investment choices available under the ODCP. These matching contributions are subject to a three year vesting period. The ESPP allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity. Gains and losses on foreign currency re-measurement incurred by PMI Australia, PMI Europe and PMI Asia represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar, the Euro and the Hong Kong dollar, respectively.

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

Business Segments—The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and the equity in earnings from CMG MI. International Operations include the results of operations of PMI Australia, PMI Europe and PMI Asia. Financial Guaranty includes the equity in earnings from FGIC and RAM Re, and the financial results of PMI Guaranty. The Company’s Corporate and Other segment consists of our holding company and contract underwriting operations.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average of the common shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common shareholders, which includes consideration of share-based compensation required by SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), adjusted for the effects of dilutive securities and the weighted-average of dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the three months ended:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income:
As reported	$102,033	$105,348
Interest and amortization, net of taxes	—	1,912

Net income adjusted for diluted EPS calculation	$102,033	$107,260

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the three months ended:

	Three Months Ended March 31,
	2007	2006
	(Shares in thousands)
Weighted-average shares for basic EPS	86,968	89,036
Weighted-average stock options and other dilutive components	1,212	1,413
Weighted-average dilutive components of contingently convertible debentures (CoCo’s)	—	8,153

Weighted-average shares for diluted EPS	88,180	98,602

Basic EPS	$1.17	$1.18
Diluted EPS	$1.16	$1.09
Dividends per share declared and accrued to common shareholders	$0.0525	$0.0525

Share-Based Compensation—The Company applies SFAS No. 123R for share-based payment transactions. SFAS No. 123R requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated results of operations. For share-based payments granted and unvested upon the adoption of SFAS No. 123R, the Company recognizes the fair value of share-based payments, including employee stock options and employee stock purchase plan shares, granted to employees as compensation expense in the consolidated results of operations.

Reclassifications—Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is still evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In June 2006, the FASB issued FIN 48 which prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interim reporting, and disclosure requirements for uncertain tax positions. See Note 11, Income Taxes for more discussion on FIN 48.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of March 31, 2007

Total fixed income securities	$2,869,451	$94,044	(16,829)	$2,946,666
Equity securities:
Common stocks	120,661	46,150	(298)	166,513
Preferred stocks	250,658	8,032	(33)	258,657

Total equity securities	371,319	54,182	(331)	425,170
Short-term investments	58,494	1	—	58,495

Total investments	$3,299,264	$148,227	$(17,160)	$3,430,331

		Gross Unrealized
	Cost or Amortized Cost	Gains	(Losses)	Fair Value
	(Dollars in thousands)
As of December 31, 2006
Total fixed income securities	$2,738,086	$103,477	$(14,710)	$2,826,853
Equity securities:
Common stocks	117,383	45,175	(295)	162,263
Preferred stocks	240,397	8,419	(55)	248,761

Total equity securities	357,780	53,594	(350)	411,024
Short-term investments	55,046	10	—	55,056

Total investments	$3,150,912	$157,081	$(15,060)	$3,292,933

Net Investment Income—Net investment income consists of the following for the three months ended:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Fixed income securities	$41,212	$37,702
Equity securities	4,967	2,474
Short-term investments	7,259	7,412

Investment income before expenses	53,438	47,588
Investment expenses	(799)	(721)

Net investment income	$52,639	$46,867

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$78,124	$(543)	$—	$—	$78,124	$(543)
Foreign governments	399,910	(6,519)	37,049	(924)	436,959	(7,443)
Corporate bonds	528,774	(5,787)	92,754	(3,049)	621,528	(8,836)
U.S. government and agencies	948	(1)	255	(6)	1,203	(7)

Total fixed income securities	1,007,756	(12,850)	130,058	(3,979)	1,137,814	(16,829)
Equity securities:
Common stocks	9,043	(298)	—	—	9,043	(298)
Preferred stocks	3,067	(33)	—	—	3,067	(33)

Total equity securities	12,110	(331)	—	—	12,110	(331)
Total	$1,019,866	$(13,181)	$130,058	$(3,979)	$1,149,924	$(17,160)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2007 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $0.7 million during the first quarter of 2007.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and unconsolidated majority-owned subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	Ownership Percentage	December 31, 2006	Ownership Percentage
	(Dollars in thousands)
FGIC	$881,394	42.0%	$856,519	42.0%
CMG MI	137,041	50.0%	132,403	50.0%
RAM Re	96,129	23.7%	93,730	23.7%
Other	15,200	various	17,735	various

Total	$1,129,764		$1,100,387

As of March 31, 2007, the Company’s investment in FGIC was $881.4 million, which included $617.0 million of cash and capitalized acquisition costs, with the remaining balance representing equity in earnings and the Company’s proportionate share of FGIC’s net unrealized gains in its investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended March 31,
	2007	Ownership Percentage	2006	Ownership Percentage
	(Dollars in thousands)
FGIC	$29,326	42.0%	21,965	42.0%
CMG MI	4,861	50.0%	4,492	50.0%
RAM Re	2,377	23.7%*	1,270	24.9%*
Other	(55)	various	(102)	various

Total	$36,509		$27,625

*	During the second quarter of 2006, the Company’s ownership percentage of RAM Re decreased from 24.9% to 23.7% as a result of the initial public offering of RAM Re.

The following represents FGIC’s condensed balance sheet information as of March 31, 2007 and December 31, 2006, and condensed statement of operations information for the three months ended March 31, 2007 and 2006:

	As of March 31, 2007	As of December 31, 2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments, available for sale	$3,836,158	$3,867,039
Variable interest entity fixed maturity securities, held to maturity	750,000	750,000
Cash and cash equivalents	111,392	33,278
Accrued investment income	51,868	50,214
Deferred policy acquisition costs	103,427	93,170
Accounts receivable and other assets	227,894	219,531

Total assets	$5,080,739	$5,013,232

Liabilities:
Reserve for losses and loss adjustment expenses	$41,355	$40,299
Unearned premiums	1,366,529	1,347,592
Accounts payable and other liabilities	171,632	198,008
Variable interest entity floating rate notes	750,000	750,000
Long-term debt	323,379	323,373

Total liabilities	2,652,895	2,659,272
Shareholders’ equity	2,427,844	2,353,960

Total liabilities and shareholders’ equity	$5,080,739	$5,013,232

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$126,847	$97,347
Total expenses	37,623	24,657

Income before income taxes	89,224	72,690
Income tax expense	15,838	17,154

Net income	73,386	55,536
Preferred stock dividends	(4,856)	(4,542)

Net income available to common shareholders	68,530	50,994
TPG’s ownership interest in common equity	42.0%	42.0%

TPG’s proportionate share of net income available to common stockholders	28,774	21,411
TPG’s proportionate share of management fees and other	552	554

Total equity in earnings from FGIC	$29,326	$21,965

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months ended:

	March 31,
	2007	2006
	(Dollars in thousands)
Balance at January 1,	$87,008	$86,170
Policy acquisition costs incurred and deferred	18,209	14,990
Amortization of deferred policy acquisition costs	(16,445)	(16,987)

Balance at March 31,	$88,772	$84,173

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

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and related LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and March 31:

	2007	2006
	(Dollars in thousands)
Balance at January 1,	$414,736	$368,841
Less: reinsurance recoverables	(3,741)	(3,278)

Net balance at January 1,	410,995	365,563
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	92,527	64,411
Prior years (1)	16,793	(3,472)

Total incurred	109,320	60,939
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(138)	(776)
Prior years	(81,899)	(58,976)

Total payments	(82,037)	(59,752)
Foreign currency translation effects	1,169	60

Net ending balance at March 31,	439,447	366,810
Reinsurance recoverables	3,573	3,104

Balance at March 31,	$443,020	$369,914

(1)

The $16.8 million increase and $3.5 million reduction in total losses and LAE incurred in prior years were due to re-estimates of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The increase in prior years’ reserves in the first quarter of 2007 was primarily due to higher claim rates and claim sizes, and a decrease in PMI’s cure rate as a result of, among other things, an increase in workout activity by loan servicers to attempt to resolve delinquencies and prevent foreclosures. The workout activities are expected to cause delays in the resolution of delinquent loans during 2007.

The increase in total consolidated loss reserves at March 31, 2007 compared to March 31, 2006 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations and PMI Australia. These increases were primarily driven by higher levels of delinquent loans, claim sizes and claim rates. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

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

Indemnification—SPS—As part of the sale of the Company’s interest in SPS on October 4, 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. The maximum indemnification obligation for SPS’s operations is $33.7 million. The Company’s portion of this obligation is 61.4% or $20.7 million. As of March 31, 2007, the Company had recorded a liability of $6.4 million with respect to this indemnification obligation.

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

Funding Obligations—The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of March 31, 2007, the Company had committed to fund, if called upon to do so, $6.6 million of additional equity in certain limited partnership investments.

Legal Proceedings— Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2007 and 2006 are shown in the table below.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income	$102,033	$105,348
Other comprehensive income, net of deferred taxes:
Total change in unrealized gains/losses arising during period,	(11,227)	(24,821)
Less: realized investment gains, net of income taxes	(1,026)	(221)

Change in unrealized gains arising during the period, net of deferred tax benefits of $4,718 and $10,390, respectively	(12,253)	(25,042)
Accretion of cash flow hedges, net of deferred tax	99	—
Change in foreign currency translation gains (losses)	20,349	(10,026)

Other comprehensive income (loss), net of deferred tax benefits	8,195	(35,068)

Comprehensive income	$110,228	$70,280

The changes in unrealized gains in the first quarter of 2007 and 2006 were primarily due to increases in fixed income security interest rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized losses arising in our unconsolidated subsidiaries’ investment portfolios. The change in foreign currency translation gains for the first quarter of 2007 was due primarily to strengthening of the Australian dollar spot exchange rate relative to the U.S. dollar.

NOTE 10. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Pension benefits
Service cost	$2,340	$2,675
Interest cost	1,388	1,500
Expected return on plan assets	(1,606)	(1,420)
Amortization of prior service cost	(5)	(5)
Recognized net actuarial loss	61	250

Net periodic benefit cost	$2,178	$3,000

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$125	$175
Interest cost	155	150
Amortization of prior service cost	(200)	(200)
Recognized net actuarial loss	95	75

Net periodic post-retirement benefit cost	$175	$200

In the first three months of 2007, the Company made approximately $10 million in contributions to its pension plan. The Company currently does not expect to make any additional contributions to its pension plan for the remainder of 2007.

NOTE 11. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $15.6 million increase in deferred tax liabilities, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This liability was accrued upon adoption of FIN 48 and after consideration of certain 2004 California legislation relating to the taxation of insurance companies that could impact our future tax payments. Additionally, the Company has unrecognized tax benefits of approximately $2.5 million as of March 31, 2007 that had been previously accrued, and which if recognized, would affect the Company’s effective tax rate.

When incurred, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense. During the quarters ended March 31, 2007 and 2006, the Company incurred no significant interest or penalties, and had no interest or penalties accrued as of March 31, 2007 or December 31, 2006. The Company remains subject to examination in the following major tax jurisdictions: in the United States from 2001 to present, in California from 2002 to present, in Australia from 2001 to present, and in Ireland from 2005 to present.

NOTE 12. BUSINESS SEGMENTS

Reporting segments are based upon our internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended March 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$193,759	$42,382	$207	$13	$236,361
Net investment income	28,322	19,164	2,321	2,832	52,639
Equity in earnings (losses) from unconsolidated subsidiaries	4,861	—	31,703	(55)	36,509
Net realized investment gains (losses)	2,267	37	—	(726)	1,578
Other (loss) income	(13)	2,217	—	1,706	3,910

Total revenues	229,196	63,800	34,231	3,770	330,997

Losses and expenses:
Losses and loss adjustment expenses	92,784	16,536	—	—	109,320
Amortization of deferred policy acquisition costs	12,582	3,761	102	—	16,445
Other underwriting and operating expenses	27,661	10,573	454	24,013	62,701
Interest expense	—	6	731	7,522	8,259

Total losses and expenses	133,027	30,876	1,287	31,535	196,725

Income (loss) before income taxes	96,169	32,924	32,944	(27,765)	134,272
Income tax (benefit) from continuing operations	27,293	9,798	3,080	(7,932)	32,239

Net income (loss)	$68,876	$23,126	$29,864	$(19,833)	$102,033

Total assets	$2,554,760	$1,512,514	$1,199,300	$271,262	$5,537,836

	Three Months Ended March 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$167,538	$38,686	$—	$17	$206,241
Net investment income	25,676	14,785	—	6,406	46,867
Equity in earnings (losses) from unconsolidated subsidiaries	4,492	—	23,235	(102)	27,625
Net realized investment gains (losses)	237	142	—	(39)	340
Other (loss) income	(23)	3,031	—	3,777	6,785

Total revenues	197,920	56,644	23,235	10,059	287,858

Losses and expenses:
Losses and loss adjustment expenses	59,147	1,792	—	—	60,939
Amortization of deferred policy acquisition costs	13,442	3,545	—	—	16,987
Other underwriting and operating expenses	27,866	9,789	—	22,865	60,520
Interest expense	—	—	—	8,179	8,179

Total losses and expenses	100,455	15,126	—	31,044	146,625

Income (loss) before income taxes	97,465	41,518	23,235	(20,985)	141,233
Income tax (benefit)	27,360	12,909	2,137	(6,521)	35,885

Net income (loss)	$70,105	$28,609	$21,098	$(14,464)	$105,348

Total assets	$2,607,244	$1,167,301	$850,686	$722,279	$5,347,510

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

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

Overview of Our Business

We are a global provider of credit enhancement products that expand homeownership and strengthen communities by delivering innovative solutions to financial markets worldwide. We offer first loss, mezzanine and risk remote financial insurance across the credit spectrum. Our financial products are designed to reduce risk, lower costs and expand market access for our customers. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. Net income from U.S. Mortgage Insurance Operations was $68.9 million for the quarter ended March 31, 2007 and $70.1 million for the quarter ended March 31, 2006, and includes income from PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”).

•

International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, and Asia. Net income from our International Operations segment was $23.1 million for the quarter ended March 31, 2007 and $28.6 million for the quarter ended March 31, 2006.

•

Financial Guaranty. We are the lead investor in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), provides financial guaranty insurance. We also have a significant interest in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, provides financial guaranty reinsurance. Our Financial Guaranty segment also includes PMI Guaranty Co., our wholly-owned surety company based in New Jersey. PMI Guaranty was formed in 2006 to provide financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services. Net income from our Financial Guaranty segment was $29.9 million for the quarter ended March 31, 2007 and $21.1 million for the quarter ended March 31, 2006.

•

Corporate and Other. Our Corporate and Other segment consists of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $19.8 million for the quarter ended March 31, 2007 and $14.5 million for the quarter ended March 31, 2006.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter Ended March 31, 2007

Our consolidated net income for the first quarter of 2007 was $102.0 million compared to $105.3 million for the corresponding period in 2006. (See Results of Operations table below.) This decrease was primarily due to higher losses and loss adjustment expenses (“LAE”) in the U.S. and Australia in the first quarter of 2007, partially offset by higher premiums earned in the U.S. and Australia and higher equity in earnings from FGIC.

Trends and Conditions Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

New Insurance Written (NIW). PMI’s primary NIW increased by 35.6% in the first quarter of 2007 compared to the corresponding period in 2006. The increase reflects a 49.3% increase in NIW generated by PMI’s flow channel. The increase in PMI’s flow channel NIW was primarily driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in the first quarter of 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to diminished liquidity available in the mortgage origination and capital markets for these products. We also believe that the private mortgage insurance market increased as a result of the tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007 and an increase in the number of low down payment mortgage loans purchased by Fannie Mae and Freddie Mac. NIW from PMI’s structured finance channel increased 12.9% in the first quarter of 2007 compared to the corresponding period of 2006 due to the diminished liquidity described above, which has contributed to widening interest rates spreads and increased opportunities in the capital markets.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 70.7% as of March 31, 2007, 69.6% as of December 31, 2006 and 63.1% as of March 31, 2006. The improvement in PMI’s persistency rate reflects in part lower levels of residential mortgage refinance activity and slowing home price appreciation. If mortgage interest rates and/or home prices remain at current levels, we expect that policy cancellation rates will continue to slow, PMI’s persistency rate will continue to improve and PMI’s insurance in force will be positively affected. While policy cancellations negatively affect PMI’s insurance in force, cancellations due to borrower prepayments positively affect premiums earned on PMI’s single premium policies in the year in which the cancellations occur. Upon notification of cancellation of a loan under a non-refundable single premium policy, any unearned premium with respect to that loan is recognized as earned premium.

•

Credit and Portfolio Characteristics. PMI’s primary risk in force as of March 31, 2007 consisted of higher percentages of high LTV loans, interest only, Alt-A, and payment option ARMs (adjustable rate mortgages) compared to March 31, 2006. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information and/or employment. We believe that these percentage increases generally reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since March 31, 2006 and we expect this trend to continue throughout 2007. In particular, the higher percentage of high LTV loans in PMI’s primary risk force (20.3% as of March 31, 2007) is consistent with trends in the mortgage origination and private mortgage insurance markets and reflects the decline in alternative loan product originations which serve as substitutes for low down payment mortgages that typically require mortgage insurance. We expect higher default and claim rates for ARMs, payment option ARMs, interest only, Alt-A, high LTV loans and less-than-A quality loans (credit scores below 620) and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates.

•

Losses and LAE. PMI’s losses and LAE, which includes claims paid, LAE and changes in loss reserves during the applicable period, increased in the first quarter of 2007 compared to the corresponding period in 2006 due to higher claims paid and an increase in loss reserves of approximately $20 million. We increased PMI’s loss reserves primarily as a result of higher claim rates and claim sizes and a decrease in the percentage of PMI’s default inventory that returned to current status (PMI’s cure rate). The decline in PMI’s cure rate in the first quarter of 2007 was most evident in PMI’s primary structured transactions portfolio and resulted from, among other things, an increase in workout activity by loan servicers to attempt to resolve delinquencies and prevent foreclosures. Forbearance agreements, loan modifications and other workout activities by loan servicers lengthen the time delinquent loans remain in PMI’s default inventory. We expect these workout activities to cause delays in the resolution of delinquent loans during 2007. In the long term, workouts could positively impact PMI’s losses and LAE if they increase borrowers’ abilities to return to current status and therefore ultimately reduce claims. In the short to mid-term, however, workouts negatively impact PMI’s loss reserves as we assign higher expected claim rates to the default inventory as it ages and until the effects of delays caused by the workouts are known. Future declines in PMI’s cure rate beyond our expectations could lead to further increases in losses and LAE in 2007. PMI’s average claim rate increased as a result of changes in the business mix of PMI’s mortgage insurance portfolio (described in Credit and Portfolio Characteristics above), and the seasoning of our primary NIW acquired through our structured finance channel. PMI’s average claim size increased in the first quarter of 2007 as a result of higher loan sizes and coverage levels in PMI’s NIW and insurance in force.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of March 31, 2007, 51.0% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 53.2% as of March 31, 2006. This decrease was primarily due to a higher percentage of NIW generated by products that are generally not subject to captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. PMI Australia’s losses and LAE increased to $16.2 million in the first quarter of 2007 from $1.2 million in the corresponding period in 2006. This increase was due to higher claims paid and an increase in loss reserves of $7.8 million. Claims paid increased in the first quarter of 2007 primarily as a result of interest rate increases and moderating or declining home price appreciation which, in turn, caused PMI Australia’s default inventory, claim rates and average claim sizes to increase. We increased PMI Australia’s loss reserves in the first quarter of 2007 primarily as a result of the level of new notices of default received in the first quarter of 2007.

•

PMI Europe. PMI Europe’s net income may be affected by changes in the fair value of its credit default swap derivative contracts. Changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, including actual and projected claim payments, and include any accretion from deferred gains.

•

PMI Asia. PMI Asia’s gross written premium increased in the first quarter of 2007 compared to the corresponding period in 2006 primarily due to higher levels of mortgage origination activity in Hong Kong in 2007. The increase in gross reinsurance premiums was partially offset by its leading customer’s increased retention of risk. This customer will further increase its risk retention in 2007.

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and other functional foreign currencies. The change in the average foreign currency exchange rates (primarily the strengthening of the Australian dollar against the U.S. dollar) from the first quarter of 2006 to the corresponding period in 2007 increased our International Operations’ net income by $1.4 million. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rates to the current period ending net income in the other functional foreign currencies.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC. The substantial majority of the net income derived from our Financial Guaranty segment in the first quarter of 2007 was generated by equity in earnings from FGIC. Equity in earnings from FGIC was $29.3 million in the first quarter of 2007 compared to $22.0 million in the corresponding period in 2006. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets.

•	PMI Guaranty. PMI Guaranty began operations in the fourth quarter of 2006. PMI Guaranty’s net income for the quarter ended March 31, 2007 was $1.2 million.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Contract Underwriting Services. As a result of a decline in customers’ requests for contract underwriting services, our contract underwriting activities and revenues have declined, and will likely continue to decline in the future. Total contract underwriting expenses primarily include allocated expenses as well as monetary remedies provided to customers in the event we failed to properly underwrite a loan. Expenses associated with contract underwriting remedies, and accruals thereof, were $2.3 million in the first quarter of 2007 compared to $2.5 million in the corresponding period in 2006.

•

Share-Based Compensation. During the first quarter of 2007, our Corporate and Other segment incurred $7.1 million ($5.0 million after tax) of share-based compensation expense compared to $5.0 million ($3.7 million after tax) for the corresponding period in 2006. Our share-based compensation expense was reduced in 2006 as a result of our acceleration of out-of-the-money stock options in 2005. Accordingly, we expect our share-based compensation expense will be approximately $3 million to $5 million (after tax) higher for the year ended December 31, 2007.

•

Additional Items Affecting this Segment. Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including employee compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions, except per share data)
REVENUES:
Premiums earned	$236.4	$206.2	14.6%
Net investment income	52.6	46.9	12.2%
Equity in earnings from unconsolidated subsidiaries	36.5	27.6	32.2%
Income from change in fair value of credit default swaps	1.8	1.6	12.5%
Net realized investment gains	1.6	0.3	—
Other income	2.1	5.2	(59.6)%

Total revenues	331.0	287.8	15.0%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	109.3	60.9	79.5%
Amortization of deferred policy acquisition costs	16.4	17.0	(3.5)%
Other underwriting and operating expenses	62.7	60.5	3.6%
Interest expense	8.3	8.2	1.2%

Total losses and expenses	196.7	146.6	34.2%

Income before income taxes	134.3	141.2	(4.9)%
Income taxes	32.3	35.9	(10.0)%

Net income	$102.0	$105.3	(3.1)%

Diluted earnings per share	$1.16	$1.09	6.4%

Our consolidated net income for the first quarter of 2007 was $102.0 million compared to $105.3 million for the corresponding period in 2006. This decrease was primarily due to higher losses and loss adjustment expenses (“LAE”) in the U.S. and Australia in the first quarter of 2007, partially offset by higher premiums earned in the U.S. and Australia and higher equity in earnings from FGIC.

The increase in premiums earned in the first quarter of 2007 compared to the corresponding period in 2006 was driven by higher average premium rates and insured loan sizes in the U.S. and PMI Australia’s insurance in force growth and scheduled release of unearned premiums to premiums earned. The increase in net investment income in the first quarter of 2007 compared to the corresponding period in 2006 was due to increases in U.S. municipal bond refundings, our consolidated book yield and PMI Australia’s investment portfolio. Our consolidated pre-tax book yield was 5.26% and 5.21% as of March 31, 2007 and 2006, respectively.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC increased to $29.3 million for the first quarter of 2007 from $22.0 million for the same period in 2006. FGIC’s pre-tax income was positively affected by higher premiums earned and net investment income, partially offset by higher underwriting expenses and losses and LAE. In addition, FGIC’s net income was favorably impacted by a $6.8 million income tax adjustment.

The decrease in other income in the first quarter of 2007 compared to the corresponding period in 2006 was largely attributable to lower contract underwriting fees in our Corporate and Other segment. Contract underwriting fees decreased in 2007 due to a decline in customer requests for our contract underwriting services and lower levels of mortgage refinance activity.

The increase in our consolidated losses and LAE in the first quarter of 2007 compared to the corresponding period in 2006 was due to higher losses and LAE in the U.S. and Australia in the first quarter of 2007. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in the first quarter of 2007 was due to a $14.8 million increase in claims paid (including LAE) and a $20.0 million net loss reserve increase. The increase in PMI Australia’s losses and LAE in the first quarter of 2007 was due to a $7.2 million increase in claims paid (including LAE) and a $7.8 million loss reserve increase.

The increase in other underwriting and operating expenses in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to higher share-based compensation expense. Our share-based compensation expense was reduced in 2006 as a result of our acceleration of out-of-the-money stock options in 2005.

Our income tax expense in the first quarter of 2007 decreased by 10.0% compared to the corresponding period in 2006 primarily as a result of the decrease in our pre-tax income. Our effective tax rate was 24.0% for the first quarter of 2007 and 25.4% for the corresponding period in 2006. This change in our effective rate was primarily due to decreases in U.S. Mortgage Insurance Operations’ and International Operations’ net income (excluding net investment income and equity in earnings) which are taxed at effective tax rates between 30% and 35%.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
U.S. Mortgage Insurance Operations	$68.9	$70.1	(1.7)%
International Operations	23.1	28.6	(19.2)%
Financial Guaranty	29.9	21.1	41.7%
Corporate and Other	(19.8)	(14.5)	36.6%

Consolidated net income *	$102.0	$105.3	(3.1)%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
Net premiums written	$195.9	$163.5	19.8%
Premiums earned	$193.8	$167.5	15.7%
Net investment income	$28.3	$25.7	10.1%
Equity in earnings from unconsolidated subsidiaries	$4.9	$4.5	8.9%
Losses and LAE	$92.8	$59.1	57.0%
Underwriting and operating expenses	$40.2	$41.3	(2.7)%
Net income	$68.9	$70.1	(1.7)%

Premiums written and earned — PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, portions of PMI’s gross premiums written are ceded to those captive reinsurance companies. PMI’s premiums earned refer to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
Gross premiums written	$240.4	$208.1	15.5%
Ceded premiums, net of assumed	(41.1)	(41.6)	(1.2)%
Refunded premiums	(3.4)	(3.0)	13.3%

Net premiums written	$195.9	$163.5	19.8%

Premiums earned	$193.8	$167.5	15.7%

The increase in gross and net premiums written and premiums earned in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to higher levels of primary and modified pool NIW and higher average premium rates and insured loan balances. PMI’s average premium rates increased primarily as a result of changes in the business mix of PMI’s portfolio. PMI’s average insured loan balances increased primarily due to home price appreciation.

As of March 31, 2007, 51.0% of primary insurance in force and 50.8% of primary risk in force were subject to captive reinsurance agreements compared to 53.2% and 53.9% as of March 31, 2006. These decreases were primarily due to a higher percentage of NIW generated by products that are generally not subject to captive reinsurance agreements.

Net investment income — The increase in net investment income in the first quarter of 2007 was primarily due to a higher book yield and municipal bond refundings. The higher pre-tax book yield (5.33% at March 31, 2007 compared to 5.23% at March 31, 2006) was driven by higher interest rates.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI increased in the first quarter of 2007 compared to the same period in 2006 primarily as a result of higher premiums earned due to insurance in force growth.

Losses and LAE — PMI’s losses and LAE represent claims paid, certain expenses related to default notification and claim processing and changes in loss reserves during the applicable period. Because losses and LAE includes changes in net loss reserves, it reflects our best estimate of PMI’s future claim payments and costs to process claims relating to PMI’s current inventory of loans in default. Claims paid including LAE includes amounts paid on primary and pool insurance claims, and LAE. PMI’s losses and LAE and related claims data are shown in the following table.

	Three Months Ended March 31,		Percentage Change
	2007	2006
Claims paid including LAE (in millions)	$72.8	$58.0	25.3%
Change in net loss reserves (in millions)	20.0	1.1	—

Losses and LAE (in millions)	$92.8	$59.1	57.0%

Number of primary claims paid	2,362	2,058	14.8%
Average primary claim size (in thousands)	$27.5	$24.7	11.3%

Claims paid including LAE increased in the first quarter of 2007 compared to the corresponding period in 2006 primarily as a result of increases in the number of primary claims paid and average claims size. The increase in the number of primary claims paid in the first quarter of 2007 reflects PMI’s higher average claim rate in the first quarter of 2007. PMI’s average claim rate has increased as a result of changes in the business mix of PMI’s mortgage insurance portfolio (described in Credit and Portfolio Characteristics below), and the seasoning of our primary NIW acquired through our structured finance channel. The higher average primary claim size in the first quarter of 2007 was a result of higher loan sizes and coverage levels in PMI’s NIW and insurance in force. Primary claims paid was $64.9 million and $50.8 million in the first quarter of 2007 and 2006, respectively. Pool insurance claims paid were $4.8 million in the first quarter of both 2007 and 2006.

We increased PMI’s loss reserves in the first quarter of 2007 in part as a result of higher claim rates and claim sizes, and a decrease in the percentage of PMI’s default inventory that returned to current status (PMI’s cure rate). The decline in PMI’s cure rate in the first quarter of 2007 was most evident in PMI’s primary structured transactions portfolio and resulted from, among other things, an increase in workout activity by loan servicers to attempt to resolve delinquencies and prevent foreclosures. Forbearance agreements, loan modifications and other workout activities by loan servicers lengthen the time delinquent loans remain in PMI’s default inventory. We expect these workout activities to cause delays in the resolution of delinquent loans during 2007. The workouts negatively impact PMI’s loss reserves as we assign higher expected claim rates to the default inventory as it ages and until the effects of delays caused by the workouts are known.

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

PMI’s primary default data are presented in the table below.

	As of March 31,		Percent Change/ Variance
	2007	2006
Flow policies in force	610,694	631,900	(3.4)%
Structured policies in force	123,737	105,008	17.8%

Primary policies in force	734,431	736,908	(0.3)%

Flow loans in default	27,709	28,761	(3.7)%
Structured loans in default	11,497	9,023	27.4%

Primary loans in default	39,206	37,784	3.8%

Primary default rate	5.34%	5.13%	0.21	pps
Primary default rate for flow transactions	4.54%	4.55%	(0.01)	pps
Primary default rate for structured transactions	9.29%	8.59%	0.70	pps

The decrease in flow loans in default in the first quarter of 2007 was primarily due to approximately 1,700 loans in default in the first quarter of 2006 from hurricane impacted areas in 2005. A substantial majority of these hurricane-related defaults have returned to current status since the first quarter of 2006. High concentrations of high LTV, ARMs, Alt-A, and less-than-A quality loans and the seasoning of loans through PMI’s structured finance channel contributed to the increase in structured loans in default as of March 31, 2007 compared to March 31, 2006. A decline in the cure rate of PMI’s structured loan default inventory also contributed to this increase. PMI’s primary loans in default and primary default rate at December 31, 2006 was 39,997 and 5.55%, respectively.

PMI’s modified pool default data are presented in the table below.

	As of March 31,		Percent Change/ Variance
	2007	2006
Modified pool with deductible
Loans in default	10,097	11,110	(9.1)%
Policies in force	221,735	165,075	34.3%
Default rate	4.55%	6.73%	(2.18	) pps
Modified pool without deductible
Loans in default	4,747	3,086	53.8%
Policies in force	80,631	47,956	68.1%
Default rate	5.89%	6.44%	(0.6	) pps
Total modified pool
Loans in default	14,844	14,196	4.6%
Policies in force	302,366	213,031	41.9%
Default rate	4.91%	6.66%	(1.75	) pps

The decrease in PMI’s total modified pool default rate from March 31, 2006 to March 31, 2007 was primarily due to the increase in new modified pool policies written in 2006 and 2007. We expect PMI’s modified pool loans in default to increase as its modified pool portfolio seasons. However, we believe that PMI’s modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce our potential loss exposure on loans insured by those products.

Total pool loans in default (which includes modified and other pool products) as of March 31, 2007 and 2006 were 18,500, and 19,069, respectively. The default rates for total pool loans as of March 31, 2007 and 2006 were 4.82% and 6.17%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
Amortization of deferred policy acquisition costs	$12.6	$13.4	(6.0)%
Other underwriting and operating expenses	27.6	27.9	(1.1)%

Total underwriting and operating expenses	$40.2	$41.3	(2.7)%

Policy acquisition costs incurred and deferred	$12.3	$12.1	1.7%

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

The decrease in amortization of deferred policy acquisition costs in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to expense savings realized from field office restructurings. PMI’s deferred policy acquisition cost asset decreased to $43.2 million at March 31, 2007 from $43.5 million at December 31, 2006.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $2.4 million in the first quarter of 2007, compared to $3.6 million in the corresponding period in 2006. This decline in allocated expenses was due to a decrease in contract underwriting activity.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended March 31,
	2007	2006	Variance
Loss ratio	47.9%	35.3%	12.6 pps
Expense ratio	20.5%	25.3%	(4.8) pps

Combined ratio	68.4%	60.6%	7.8 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the first quarter of 2007 compared to the corresponding period in 2006 as a result of higher losses and LAE, partially offset by higher premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio was primarily due to an increase in net premiums written in the first quarter of 2007 compared to the corresponding period in 2006. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
Primary NIW:
Flow channel	$7,524	$5,040	49.3%
Structured finance channel	3,439	3,047	12.9%

Total primary NIW	$10,963	$8,087	35.6%

The increase in PMI’s primary flow NIW in the first quarter of 2007 compared to the corresponding period in 2006 was primarily driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in the first quarter of 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to diminished liquidity available in the mortgage origination and capital markets for these products. We also believe that the private mortgage insurance market increased as a result of the tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007 and an increase in the number of low down payment mortgage loans purchased by Fannie Mae and Freddie Mac. NIW from PMI’s structured finance channel increased in the first quarter of 2007 compared to the corresponding period in 2006 due to the diminished liquidity described above, which has contributed to widening interest rates spreads and increased opportunities in the capital markets.

Modified pool insurance — PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction in the severity of the impact of borrower defaults beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. PMI wrote $176.0 million and $102.5 million of modified pool risk in the first quarter of 2007 and 2006, respectively. Modified pool risk in force was $2.7 billion at March 31, 2007, $2.5 billion at December 31, 2006, and $1.9 billion as of March 31, 2006.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of March 31,		Percent Change/Variance
	2007	2006
	(In millions, except percentages)
Primary insurance in force	$106,885	$101,511	5.3%
Primary risk in force	$26,975	$25,249	6.8%
Pool risk in force*	$3,373	$2,666	26.5%
Policy cancellations—primary (year-to-date)	$6,713	$7,666	(12.4)%
Persistency—primary	70.7%	63.1%	7.6	pps

*	Includes modified pool and other pool risk in force.

Primary insurance in force and risk in force as of March 31, 2007 increased from March 31, 2006 primarily as a result of lower policy cancellations and higher levels of NIW. The improvement in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects in part lower levels of residential mortgage refinance activity and slowing home price appreciation. If mortgage interest rates and/or home prices remain at current levels, we expect that policy cancellation rates will continue to slow, PMI’s persistency rate will continue to improve and PMI’s insurance in force will be positively affected.

The following table sets forth the percent of PMI’s primary risk in force as of March 31, 2007 and December 31, 2006 in the ten states with the highest risk in force in PMI’s primary portfolio.

	As of March 31, 2007	As of December 31, 2006
Florida	10.8%	10.7%
Texas	7.2%	7.4%
California	7.0%	7.0%
Illinois	5.2%	5.1%
Georgia	4.7%	4.7%
Ohio	4.2%	4.3%
New York	3.7%	3.8%
Pennsylvania	3.6%	3.6%
Michigan	3.1%	3.2%
New Jersey	3.0%	3.1%

Credit and portfolio characteristics — PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. Less-than-A quality loans generally include loans with credit scores less than 620. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended March 31,
	2007		2006
	(In millions, except percentages)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$432	5.7%	$224	4.4%
Primary NIW—structured finance channel	537	15.6%	398	13.1%

Total primary NIW	$969	8.8%	$622	7.7%

Alt-A loan amounts and as a percentage of:
Primary NIW—flow channel	$3,043	40.4%	$1,532	30.4%
Primary NIW—structured finance channel	1,066	31.0%	1,269	41.6%

Total primary NIW	$4,109	37.5%	$2,801	34.6%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended March 31,
	2007		2006
	(In millions, except percentages)
ARM amounts and as a percentage of:
Primary NIW—flow channel	$662	8.8%	$947	18.8%
Primary NIW—structured finance channel	1,142	33.2%	2,233	73.3%

Total primary NIW	$1,804	16.5%	$3,180	39.3%

Higher LTV loan amounts and as a percentage of:
Primary NIW—flow channel	$2,650	35.2%	$776	15.4%
Primary NIW—structured finance channel	1,245	36.2%	262	8.6%

Total primary NIW	$3,895	35.5%	$1,038	12.8%

Interest only loans, also known as deferred amortization loans, and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. Borrowers with interest only loans do not reduce principal during an initial deferral period. With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed in which case the interest shortfall is added to the principal amount of the loan. The following table presents PMI’s interest only loans and payment option ARMs as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended March 31,
	2007		2006
	(In millions, except percentages)
Interest only loans amounts and as a percentage of:
Primary NIW—flow channel	$2,068	27.5%	$721	14.3%
Primary NIW—structured finance channel	830	24.1%	1,019	33.4%

Total primary NIW	$2,898	26.4%	$1,740	21.5%

Payment option ARMs amounts and as a percentage of:
Primary NIW—flow channel	$348	4.6%	$647	12.8%
Primary NIW—structured finance channel	—	—	—	—

Total primary NIW	$348	3.2%	$647	8.0%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, high LTV, interest only and payment option ARMs loans as percentages of primary risk in force:

	As of March 31,
	2007	2006
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	7.8%	9.1%
Less-than-A quality loans with FICO scores below 575 *	2.1%	1.4%
Alt-A loans	22.1%	18.4%
ARMs	17.7%	21.1%
97% or higher LTV loans	20.3%	14.6%
Interest only	12.1%	7.5%
Payment option ARMs	4.3%	3.8%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.

As shown by the above table, PMI’s primary risk in force at March 31, 2007 contained higher percentages of Alt-A loans, high LTV loans, interest only loans and payment option ARMs. We believe that these percentage increases generally reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since March 31, 2006 and we expect this trend to continue throughout 2007. In particular, the higher percentage of high LTV loans in PMI’s primary risk force is consistent with trends in the mortgage origination and private mortgage insurance markets and reflects the decline in alternative loan product originations which serve as substitutes for low down payment mortgages that typically require mortgage insurance.

We expect higher default and claim rates for less-than-A quality loans, Alt-A loans, ARMs, high LTV loans, interest only loans, and payment option ARMs than our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In the first quarter of 2007, PMI’s average primary premium rate increased primarily as a result of PMI’s primary portfolio consisting of higher percentages of the types of loans discussed in the preceding paragraph. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

International Operations’ results include our Australian subsidiaries, collectively referred to as PMI Australia; our Irish subsidiaries, collectively referred to as PMI Europe; and PMI Asia. We expect PMI Canada, our Canadian mortgage insurer, to begin offering residential mortgage insurance products to Canadian lenders and mortgage originators in the first half of 2007. Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. Our International Operations segment’s net income is summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(USD in millions)
PMI Australia	$18.0	$24.1	(25.3)%
PMI Europe	3.0	2.9	3.4%
PMI Asia	2.2	1.6	37.5%

International Operations’ net income*	$23.1	$28.6	(19.2)%

*	May not total due to rounding.

The decrease in International Operations’ net income in the first quarter of 2007 compared to the corresponding period in 2006 was due to PMI Australia’s higher losses and LAE. The decrease in net income was partially offset by PMI Australia’s higher premiums earned and net investment income.

The strengthening of the Australian dollar and Euro relative to the U.S. dollar from the first three months of 2006 to the corresponding period in 2007 positively impacted our International Operations’ net income by $1.4 million. This foreign currency translation impact is calculated using the period over period change in the average monthly exchange rate to the current period ending net income in the local currency.

In 2007, we purchased Australian dollar and Euro foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar and the Euro. The options had an aggregate pre-tax cost of $1.3 million. International Operations’ net income for the first quarter of 2007 was reduced by $1.0 million pre-tax related to the cost, net of realized gains, of our foreign currency put options.

PMI Australia

The table below sets forth the financial results of PMI Australia:

	Three Months Ended March 31,		Percent Change/ Variance
	2007	2006
	(USD in millions)
Net premiums written	$38.2	$34.6	10.4%

Premiums earned	$36.4	$32.3	12.7%
Net investment income	16.1	12.4	29.8%
Net realized investment (losses) gains	(0.1)	0.1	—
Other income	0.5	1.4	(64.3)%

Total revenues	52.9	46.2	14.5%

Losses and LAE	16.2	1.2	—
Underwriting and operating expenses	10.8	10.4	3.8%

Total losses and expenses	27.0	11.6	132.8%

Income before income taxes	25.9	34.6	(25.1)%
Income taxes	7.9	10.5	(24.8)%

Net income	$18.0	$24.1	(25.3)%

Loss ratio	44.4%	3.8%	40.6	pps
Expense ratio	28.3%	30.1%	(1.8)	pps

The average USD/AUD currency exchange rate was 0.7863 in the first quarter of 2007 compared to 0.7391 in the corresponding period in 2006. The change in the average USD/AUD currency exchange rate from the first quarter of 2006 to the same period in 2007 increased PMI Australia’s net income by $1.1 million.

Premiums written and earned — PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation to PMI Australia. The increase in PMI Australia’s premiums written and earned in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to increases in flow business and higher average loan balances, and the scheduled release of unearned premiums to earned associated with PMI Australia’s growth in insurance in force over the last several years.

Net investment income — The increase in net investment income in the first quarter of 2007 compared to the corresponding period in 2006 was due to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $1.1 billion as of March 31, 2007 from $873.4 million as of March 31, 2006. This growth was driven by positive cash flows from operations, a strengthening of the Australian dollar relative to the U.S. dollar and a higher book-yield. The pre-tax book yield was 6.11% and 5.85% as of March 31, 2007 and 2006, respectively. The increase in the pre-tax book yield in the first quarter of 2007 was primarily due to a higher interest rate environment.

Losses and LAE — PMI Australia’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended March 31,		Percentage Change
	2007	2006
Claims paid including LAE (USD in thousands)	$8,389	$1,224	—
Change in net loss reserves (USD in thousands)	7,768	—	—

Losses and LAE (USD in thousands)	$16,157	$1,224	—
Number of claims paid	126	31	—

Average claim size (USD in thousands)	66.6	39.5	68.6%

The increase in losses and LAE in the first quarter of 2007 compared to the corresponding period in 2006 was attributable to higher interest rates in 2007 and moderating or declining home price appreciation which, in turn, caused PMI Australia’s default inventory, claim rates and average claim size to increase. Higher average loan balances in PMI Australia’s portfolio, driven by home price appreciation in prior years, have also contributed to the increase in PMI Australia’s average claim size. We increased PMI Australia’s net loss reserves in the first quarter of 2007 by 29% from December 31, 2006. This increase was primarily due to a 34% increase in PMI Australia’s default inventory in 2007. PMI Australia’s default inventory increased to 3,063 loans as of March 31, 2007 from 2,281 loans as of December 31, 2006. PMI Australia’s default rate at March 31, 2007 was 0.29% and 0.22% at December 31, 2006.

Additional default data are presented in the following table:

	As of March 31,		Percent Change/ Variance
	2007	2006
Policies in force	1,070,974	1,026,260	4.4%
Loans in default	3,063	1,520	101.5%

Default rate	0.29%	0.15%	0.14	pps
Flow default rate	0.40%	0.20%	0.20	pps
RMBS (residential mortgage-backed securities) default rate	0.10%	0.06%	0.04	pps

The increases in the above default rates were attributable to interest rate increases in 2006 and moderating or declining home price appreciation, partially offset by a higher number of policies in force.

Underwriting and operating expenses — Underwriting and operating expenses in the first quarter of 2007 increased slightly compared to the corresponding period in 2006 primarily due to a strengthening of the Australian dollar relative to the U.S. dollar.

NIW, insurance and risk in force — PMI Australia’s NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW, insurance in force and risk in force:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(USD in millions)
Flow insurance written	$4,300	$4,152	3.6%
RMBS insurance written	3,284	5,291	(37.9)%

Total NIW	$7,584	$9,443	(19.7)%

	As of March 31,
	2007	2006
	(USD in millions)
Insurance in force	$156,698	$123,050	27.3%
Risk in force	$143,207	$112,199	27.6%

The decrease in PMI Australia’s total NIW in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to two large RMBS transactions in the first quarter of 2006, partially offset by an increase in flow insurance written in the first quarter of 2007. The increase in insurance in force and risk in force at March 31, 2007 compared to March 31, 2006 was driven by continued business writings in excess of policy terminations.

PMI Europe

The following table sets forth the financial results of PMI Europe:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(USD in millions)
Net premiums written	$3.4	$2.8	21.4%
Premiums earned	3.6	3.9	(7.7)%
Income from changes in fair value of credit default swaps	1.8	1.6	12.5%
Net investment income	2.4	2.3	4.3%
Net realized investment gains	0.1	—	—
Other loss	(0.1)	—	—

Total revenues	7.8	7.8	—

Losses and LAE	0.3	0.5	(40.0)%
Underwriting and operating expenses	3.0	2.7	11.1%

Total expenses	3.3	3.2	3.1%

Income before taxes	4.5	4.6	(2.2)%
Income taxes	1.5	1.7	(11.8)%

Net income	$3.0	$2.9	3.4%

The average USD/Euro currency exchange rate was 1.3111 for the first quarter of 2007 compared to 1.2034 for the corresponding period in 2006. The change in the average USD/Euro currency exchange rates positively impacted PMI Europe’s net income in the first quarter of 2007 by $0.3 million.

Premiums written and earned — Premiums written increased in the first quarter of 2007 compared to the corresponding period in 2006 primarily due to new business written, particularly in Italy. The decrease in premiums earned in the first quarter of 2007 compared to the corresponding period in 2006 was due primarily to a decrease in premiums earned associated with Royal & Sun Alliance (“R&SA”) lenders’ mortgage insurance portfolio acquired in 2003. We recognize premiums associated with the acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As the portfolio continues to age, we expect premiums and risk in force associated with the portfolio to continue to decline. The decrease in premiums earned was partially offset by premiums earned on new business written in 2007 and 2006.

Income from changes in fair value of credit default swaps — PMI Europe is currently a party to eleven credit default swap transactions that are classified as derivatives. PMI Europe’s net income increased from these swap transactions in the first quarter of 2007 compared to the corresponding period in 2006 primarily due to income earned on transactions closed in the second half of 2006. Mark-to-market gains on derivatives include any accretion from deferred gains. For the quarters ended March 31, 2007 and 2006, accretion from deferred gains of $0.9 million and $0.4 million, respectively, were recorded in income from changes in the fair value of credit default swaps. As of March 31, 2007 and 2006, $12.5 million and $7.6 million, respectively, of deferred gains related to the swap transactions’ initial fair value were included in other liabilities. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments. Claims paid related to credit default swaps accounted for as derivatives totaled $0.7 million and $0.2 million in the first quarter of 2007 and 2006, respectively. These claims paid are offset against estimated claims paid and, to the extent they are different from those estimates, the differences are included in the changes in fair value of credit default swaps.

Net investment income and net realized investment gains — Net investment income and net realized investment gains increased by $0.2 million in the first quarter of 2007 compared to the corresponding period in 2006 due primarily to the strengthening of the Euro against the U.S. dollar. PMI Europe’s net investment income consists primarily of interest income from its investment portfolio and, to a lesser extent, gains and losses on foreign currency re-measurement, realized investment gains and losses from investment activity, and foreign currency exchange gains and losses when investments are sold. The pre-tax book yield was 4.3% as of March 31, 2007 and 4.5% as of March 31, 2006.

Losses and LAE — PMI Europe’s losses and LAE is driven primarily by reserves posted for non-derivative accounted credit default swap transactions and the acquired R&SA portfolio. PMI Europe decreased its loss reserves by $0.3 million in the first quarter of 2007 due primarily to the continued favorable claims performance of the R&SA portfolio. Claims, excluding claim payments from credit default swaps accounted for as derivatives, totaled $0.9 million and $0.4 million for the first quarter of 2007 and 2006, respectively.

Underwriting and operating expenses — The increase in underwriting and operating expenses in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to expenses related to our continuing expansion in Europe.

Risk in force — PMI Europe’s risk in force increased from $2.8 billion at March 31, 2006 to $3.8 billion at March 31, 2007 as a result of new credit default swaps written in the second half of 2006.

PMI Asia

The following table sets forth the financial results of PMI Asia:

	Three Months Ended March 31,		Percentage Change
	2007	2006*
	(USD in millions)
Gross reinsurance premiums written	$1.7	$1.0	70%

Reinsurance premiums earned	2.4	2.5	(4%)
Net investment income	0.6	0.1	—

Total revenues	3.0	2.6	15.4%
Losses and LAE	—	—	—
Underwriting and operating expenses	0.4	0.2	100%

Total expenses	0.4	0.2	100%

Net income before taxes	2.6	2.4	8.3%
Income taxes	0.4	0.8	(50%)

Net income	$2.2	$1.6	37.5%

*	2006 comparative numbers represent results of PMI’s Hong Kong Branch.

Premiums written and earned — Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI’s Hong Kong branch. The increase in gross reinsurance premiums written in the first quarter of 2007 compared to the first quarter of 2006 was due to higher levels of mortgage origination activity in Hong Kong in 2007. The increase in gross reinsurance premiums was partially offset by the increased retention of risk by its leading customer.

Net investment income — Net investment income increased in the first quarter of 2007 compared to the corresponding period in 2006 due primarily to growth in PMI Asia’s investment portfolio and higher book yields in connection with the transfer of the Hong Kong branch’s mortgage reinsurance portfolio to PMI Asia. As of March 31, 2007, PMI Asia had total cash and investments of $64.0 million.

Underwriting and operating expenses — The increase in underwriting and operating expenses in the first quarter of 2007 compared to the corresponding period in 2006 was due primarily to higher office rental expenses.

Income taxes — Since the transfer of PMI’s Hong Kong branch’s mortgage reinsurance portfolio to PMI Asia, PMI Asia’s statutory tax rate is 17.5%.

Financial Guaranty

The following table sets forth the financial results of our Financial Guaranty segment:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$29.3	$22.0	33.2%
RAM Re	2.4	1.2	100.0%

Total equity in earnings	31.7	23.2	36.6%
PMI Guaranty	1.2	—	—

Income before taxes	32.9	23.2	41.8%
Income taxes	3.0	2.1	42.9%

Net income	$29.9	$21.1	41.7%

The increase in net income from our Financial Guaranty segment in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to higher equity in earnings from FGIC. Equity in earnings from FGIC increased as a result of increases in FGIC’s premiums earned and net investment income and lower income tax expense (reflecting a $6.8 million income tax adjustment), partially offset by increases in underwriting expenses and losses and LAE.

The table below shows the main components of FGIC’s financial results for the first quarter of 2007 and 2006.

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In thousands)
Net premiums written	$90,980	$82,858	9.8%
Net premiums earned	76,583	59,464	28.8%
Net investment income	37,772	32,577	15.9%
Interest income—investment held by variable interest entity	11,357	4,937	130.0%
Net realized gains and other income	1,135	369	—

Total revenues	126,847	97,347	30.3%

Losses and LAE (reversals)	1,182	(1,933)	(161.1)%
Underwriting expenses	28,753	24,435	17.7%
Policy acquisition costs deferred	(13,973)	(12,513)	11.7%
Amortization of deferred policy acquisition costs	3,783	3,192	18.5%
Interest expense and other operating expenses	6,521	6,539	(0.3)%
Interest expense—debt held by variable interest entity	11,357	4,937	130.0%

Total expenses	37,623	24,657	52.6%

Income before income taxes	89,224	72,690	22.7%
Income tax expenses	15,838	17,154	(7.7)%

Net income	73,386	55,536	32.1%
Preferred stock dividends	(4,856)	(4,542)	6.9%

Net income available to common shareholders	68,530	50,994	34.4%
The PMI Group’s ownership interest in common equity	42.0%	42.0%

The PMI Group’s proportionate share of net income available to common stockholders	28,774	21,411	34.4%
The PMI Group’s proportionate share of management fees and other	552	554	—

Equity in earnings from FGIC	$29,326	$21,965	33.5%

Premiums written and earned — Net premiums written increased in the first quarter of 2007 compared to the corresponding period in 2006 primarily due to higher levels of structured finance and international finance activity. Net premiums earned increased in the first quarter of 2007 compared to the corresponding period in 2006 due primarily to growth in FGIC’s structured finance and international finance portfolios and higher refundings. FGIC recorded earned premiums from refundings of $15.1 million and $7.3 million in the first quarter of 2007 and 2006, respectively. A refunding occurs when an insured credit is called or legally defeased by the issuer prior to the stated maturity. When a credit insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time.

Net investment income — Net investment income increased in the first quarter of 2007 compared to the corresponding period in 2006 primarily due to the growth of FGIC’s investment portfolio. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of AA. The book yield of FGIC’s investment portfolio was 3.9% and 3.8% as of March 31, 2007 and 2006, respectively.

Losses and LAE — The increase in FGIC’s losses and LAE in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to quarterly adjustments to existing case and watchlist reserves to reflect changes in loss expectations.

Underwriting expenses — Underwriting expenses increased by 17.7% in the first quarter of 2007 compared to the corresponding period in 2006 due to growth in headcount, partially offset by higher ceding commissions.

Deferred policy acquisition costs — The deferred policy acquisition cost asset was $103.4 million at March 31, 2007, compared to $93.2 million at December 31, 2006. The amortization of deferred policy acquisition costs increased in the first quarter of 2007 to $3.8 million from $3.2 million in the corresponding period in 2006 due to the increase in the deferred policy acquisition asset.

Income tax expenses — While pre-tax income increased, FGIC’s income tax expenses declined due to a $6.8 million income tax adjustment relating to the deductibility of previous transaction costs associated with the 2003 sale of FGIC.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, and net investment income, interest expense and corporate overhead of The PMI Group. Our Corporate and Other segment financial results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(In millions)
Net investment income	$2.8	$6.4	(56.3)%
Other income	$1.7	$3.8	(55.3)%
Share-based compensation expense	$7.1	$5.0	42.0%
Other operating expenses	$16.9	$17.9	(5.6)%
Interest expense	$7.5	$8.2	(8.5)%
Income tax benefit	$7.9	$6.5	21.5%
Net loss	$(19.8)	$(14.5)	36.6%

Net investment income — The decrease in net investment income in the first quarter of 2007 compared to the corresponding period in 2006 was a result of The PMI Group’s reduced investment portfolio due to our repurchase of common shares, redemption of certain long-term capital instruments and capital contributions to certain wholly-owned subsidiaries.

Other income — Other income primarily includes contract underwriting revenue. Other income decreased in the first quarter of 2007 compared to the corresponding period in 2006 as a result of a decline in contract underwriting activity.

Share-based compensation expenses — The increase in share-based compensation in the first quarter of 2007 was primarily due to our acceleration of out-of-the-money stock options in 2005 which reduced our share-based compensation expense in 2006.

Other operating expenses – Other operating expenses, which remained relatively flat in the first quarter of 2007 compared to the corresponding period in 2006, consist primarily of payroll as well as reduced expenses associated with contract underwriting.

Interest expense — Interest expense decreased in the first quarter of 2007 compared to the corresponding period in 2006 due primarily to lower debt levels in the first quarter of 2007 compared to the corresponding period in 2006, partially offset by higher interest rates on newly issued debt.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $141.4 million at March 31, 2007 and $182.1 million at December 31, 2006. This decrease in The PMI Group’s available funds was primarily due to repurchase of common shares. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short- and medium-term obligations and that we maintain excess liquidity to support our operations as needed.

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. We have reached an agreement with CUNA Mutual Group, CMG MI’s other equity owner, to cause CMG MI to dividend to its parents approximately $37 million of dividends in 2007, subject to regulatory and rating agency approval. PMI will receive 50% of any dividend from CMG MI.

International Operations and Financial Guaranty Liquidity — The principal uses of these segments’ liquidity are the payment of operating expenses, claim payments, taxes, and growth of its investment portfolio. The principal sources of these segments’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

Our $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at our request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.7 million outstanding under the revolving credit facility as of March 31, 2007.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. On December 14, 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million. In December 2006, a $100 million installment was paid to The PMI Group in the form of a return of capital. The remaining unpaid $150 million is expected to be paid in the first half of 2007. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance which is expected to be paid in the second half of 2007.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of March 31, 2007, PMI’s risk-to-capital ratio was 8.3 to 1 compared to 8.1 to 1 at March 31, 2006.

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

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $6.6 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

Net investment income consists of:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Fixed income securities	$41,212	$37,702
Equity securities	4,967	2,474
Short-term investments	7,259	7,412

Investment income before expenses	53,438	47,588
Investment expenses	(799)	(721)

Net investment income	$52,639	$46,867

Net investment income increased in the first quarter of 2007 compared to the corresponding period in 2006 primarily due to growth in PMI Australia’s investment portfolio and an increase in our consolidated book yield, partially offset by a decrease in The PMI Group’s investment portfolio. As of March 31, 2007, our consolidated pre-tax book yield was 5.26% compared to 5.21% as of March 31, 2006. This increase was driven primarily by interest rate increases in Australia and the U.S., which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of March 31, 2007 and December 31, 2006. Amounts shown under “Corporate and Other” include the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” include the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(In thousands)
March 31, 2007
Fixed income securities:
U.S. municipal bonds	$1,526,298	$—	$133,462	$13,603	$1,673,363
Foreign governments	—	508,333	—	—	508,333
Corporate bonds	3,589	710,872	—	37,266	751,727
U.S. government and agencies	8,002	—	—	967	8,969
Mortgage-backed securities	2,261	—	—	2,013	4,274

Total fixed income securities	1,540,150	1,219,205	133,462	53,849	2,946,666
Equity securities:
Common stocks	129,096	37,417	—	—	166,513
Preferred stocks	229,949	—	24,458	4,250	258,657

Total equity securities	359,045	37,417	24,458	4,250	425,170
Short-term investments	930	56,265	—	1,300	58,495

Total investments	$1,900,125	$1,312,887	$157,920	$59,399	$3,430,331

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(In thousands)
December 31, 2006
Fixed income securities:
U.S. municipal bonds	$1,547,548	$—	$77,803	$13,599	$1,638,950
Foreign governments	—	499,844	—	—	499,844
Corporate bonds	5,220	629,736	—	39,253	674,209
U.S. government and agencies	8,021	—	—	1,082	9,103
Mortgage-backed securities	2,546	—	—	2,201	4,747

Total fixed income securities	1,563,335	1,129,580	77,803	56,135	2,826,853
Equity securities:
Common stocks	127,825	34,438	—	—	162,263
Preferred stocks	232,736	—	16,025	—	248,761

Total equity securities	360,561	34,438	16,025	—	411,024
Short-term investments	929	52,827	—	1,300	55,056

Total investments	$1,924,825	$1,216,845	$93,828	$57,435	$3,292,933

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At March 31, 2007, the fair value of these securities in our consolidated investment portfolio increased to $3.4 billion as of March 31, 2007 from $3.3 billion as of December 31, 2006. The increase was due primarily to positive cash flows from consolidated operations and increases in foreign currency translation rates.

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

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe, and PMI Guaranty that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. The PMI Group guarantees the performance of PMI’s capital support obligations. The capital support agreement and corresponding guarantee for PMI Guaranty are for a maximum of $650 million. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001. On March 31, 2007, CMG MI’s risk-to-capital ratio was 12.5 to 1 compared to 12.6 to 1 as of December 31, 2006, and 11.9 to 1 as of March 31, 2006.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $179.0 million in the first quarter of 2007 compared to $96.5 million in the first quarter of 2006. Cash flows from operations increased primarily due to increases in deferred tax liabilities, premiums written and loss reserves.

Consolidated cash flows used in investing activities in the first quarter of 2007, including purchases and sales of investments and capital expenditures, were $144.4 million compared to $102.9 million in the corresponding period in 2006. The increase in cash flows used in investing activities in the first quarter of 2007 compared to the corresponding period in 2006 was due primarily to decreased proceeds from sales and maturities of fixed income securities and increased purchases of fixed income securities, partially offset by decreased purchases of equity securities.

Consolidated cash flows used in financing activities, including purchases of common shares and dividends paid to shareholders, were $7.2 million in the first quarter of 2007 compared to $13.8 million of cash flows generated in the first quarter of 2006. The difference was due primarily to reduced proceeds from the issuance of treasury stock in the first quarter of 2007.

Ratings

The rating agencies have assigned the following ratings and outlooks to The PMI Group and certain of its subsidiaries:

	Standard & Poor’s	Fitch	Moody’s
Insurer Financial Strength Ratings (1)
PMI Mortgage Insurance Co.	AA	AA+	Aa2
PMI Australia (2)	AA	AA	Aa2
PMI Europe (2)	AA	AA	Aa3
PMI Guaranty	AA	AA+	Aa3
CMG MI	AA-	AA	Not Rated
FGIC	AAA	AAA	Aaa
RAM Re	AAA	Not Rated	Aa3
Senior Unsecured Debt
The PMI Group	A (stable)	A+ (stable)	A1 (stable)
Capital Securities
PMI Capital I	BBB+ (stable)	A (stable)	A2 (stable)

(1)	All PMI wholly-owned operating subsidiaries have a stable outlook.
(2)	Refers only to licensed insurance subsidiaries.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned different weightings and is based upon actual claims experience in prior years to project the current liability. Our best estimate as of March 31, 2007 with respect to our consolidated loss and LAE reserves was at a level slightly lower than the midpoint of the actuarially determined range.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of March 31, 2007 and December 31, 2006 on a segment and consolidated basis:

	As of March 31, 2007			As of December 31, 2006
	Low	High	Recorded	Low	High	Recorded
	(In millions)			(In millions)
U.S. Mortgage Insurance Operations	$339.0	$463.2	$386.0	$330.5	$411.8	$366.2
International Operations	46.5	72.5	57.0	39.4	64.1	48.5

Consolidated loss and LAE reserves	$385.5	$535.7	$443.0	$369.9	$475.9	$414.7

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes, and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at March 31, 2007 at a level slightly lower than the midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, average claim rate and average claim size. The actuarial range for U.S. Mortgage Insurance Operations as of March 31, 2007 was influenced by the decline in PMI’s cure rate, particularly in PMI’s primary structured transactions portfolio, caused in part by an increase in workout activity by loan servicers to attempt to resolve delinquencies and prevent foreclosures. We believe that a portion of delinquent loans subject to such workouts may ultimately cure. Accordingly, our best estimate of losses and LAE was slightly below the midpoint of the actuarial range.

Our increase to the reserve balance for the first quarter of 2007 was primarily due to higher expected primary claim rates on reported delinquencies. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the quarters ended March 31, 2007 and 2006:

	2007	2006
	(In millions)
Balance at January 1,	$366.2	$345.5
Reinsurance recoverables	(2.9)	(2.5)

Net balance at January 1,	363.3	343.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	80.1	59.6
Prior years	12.7	(0.5)

Total incurred	92.8	59.1
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.1)	(0.7)
Prior years	(72.7)	(57.3)

Total payments	(72.8)	(58.0)

Net balance at March 31,	383.3	344.1
Reinsurance recoverables	2.7	2.3

Balance at March 31,	$386.0	$346.4

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $72.8 million and $58.0 million for the periods ended March 31, 2007 and 2006, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total incurred of $92.8 million and $59.1 million for the quarters ended March 31, 2007 and 2006, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to incurred related to prior periods of $12.7 million for the first quarter of 2007 and decrease to incurred related to prior periods of $0.5 million for the period ended 2006. The table below breaks down the three months ended March 31, 2007 and 2006 changes in reserves by particular accident years:

	Losses and LAE Incurred				Changes in Incurred
Accident Year	March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005	2007 vs. 2006	2006 vs. 2005
	(In millions)
2000 and prior	$—	$—	$—	$—	$(0.2)	$(0.1)
2001	184.9	185.3	185.0	184.8	(0.4)	0.2
2002	221.7	221.7	220.8	220.2	—	0.6
2003	218.6	220.2	217.8	217.6	(1.6)	0.2
2004	228.5	229.1	226.5	224.7	(0.6)	1.8
2005	242.2	240.4	243.8	247.0	1.8	(3.2)
2006	274.5	260.8	59.6	—	13.7	—
2007	80.1	—	—	—	—	—

Total					$12.7	$(0.5)

The $12.7 million increase and $0.5 million decrease related to prior years in the first quarter of 2007 and 2006, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The $12.7 million increase in prior years’ reserves during the first quarter of 2007 was due to higher claim rates and claim sizes, and a decrease in PMI’s cure rate (particularly in PMI’s primary structured transactions portfolio) partly as a result of an increase in workout activity by loan servicers to attempt to resolve delinquencies and prevent foreclosures. We expect these workout activities to cause delays in the resolution of delinquent loans during 2007.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	March 31, 2007	December 31, 2006
	(In thousands)
Primary insurance	$348,735	$332,900
Pool insurance	37,301	33,282

Total reserves for losses and LAE	$386,036	$366,182

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or (“IBNR”), and the cost to settle claims, or LAE:

	March 31, 2007	December 31, 2006
	(In thousands)
Loans in default	$335,448	$319,074
IBNR	36,019	33,300
Cost to settle claims (LAE)	14,569	13,808

Total reserves for losses and LAE	$386,036	$366,182

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the March 31, 2007 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $16.8 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of March 31, 2007, the effect on pre-tax income would be approximately $1.8 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of March 31, 2007, the effect on pre-tax income would be approximately $0.7 million.

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

International Operations— PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at March 31, 2007, of $34.1 million to $46.2 million. As of March 31, 2007, PMI Australia’s recorded reserves for losses and LAE were $39.2 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above and the work performed by our actuaries. Our estimate of $39.2 million is a 29% increase from PMI Australia’s reserve balance of $30.4 million at December 31, 2006. This increase was primarily due to a 34% increase in PMI Australia’s default inventory in 2007. PMI Australia’s default inventory increased to 3,063 loans as of March 31, 2007 from 2,281 loans as of December 31, 2006.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2007 of $12.2 million to $26.0 million. PMI Europe’s recorded loss reserves at March 31, 2007 were $17.6 million, which represented our best estimate and a decrease of $0.3 million from PMI Europe’s loss reserve balance of $17.9 million at December 31, 2006. The decrease to PMI Europe’s loss reserves in the first quarter of 2007 was primarily due to the continued favorable claims performance on the R&SA portfolio.

PMI Asia’s loss reserves at March 31, 2007 were $0.2 million, which represents our best estimate. Our actuaries calculated a range for PMI Asia’s loss reserves at March 31, 2007 of $0.2 million to $0.3 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2007	December 31, 2006
	(In thousands)
Loans in default	$50,892	$41,992
IBNR	5,302	5,751
Cost to settle claims (LAE)	791	811

Total loss and LAE reserves	$56,985	$48,554

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the quarters ended March 31, 2007 and 2006:

	2007	2006
	(In millions)
Balance at January 1,	$48.5	$23.3
Reinsurance recoverables	(0.8)	(0.8)

Net balance at January 1,	47.7	22.5
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	12.4	4.8
Prior years	4.1	(3.0)

Total incurred	16.5	1.8
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	—	—
Prior years	(9.3)	(1.7)

Total payments	(9.3)	(1.7)

Foreign currency translations	1.2	0.1

Net balance at March 31,	56.1	22.7
Reinsurance recoverables	0.9	0.8

Balance at March 31,	$57.0	$23.5

The increase in total incurred of $16.5 million and $1.8 million in the first quarter of 2007 and 2006, respectively, was primarily due to PMI Australia’s higher reported delinquencies and our re-estimate of expected claim sizes and claim rates as a result of higher interest rates and moderating or declining home price appreciation.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
U.S. municipal bonds	$78,124	$(543)	$—	$—	$78,124	$(543)
Foreign governments	399,910	(6,519)	37,049	(924)	436,959	(7,443)
Corporate bonds	528,774	(5,787)	92,754	(3,049)	621,528	(8,836)
U.S. government and agencies	948	(1)	255	(6)	1,203	(7)

Total fixed income securities	1,007,756	(12,850)	130,058	(3,979)	1,137,814	(16,829)
Equity securities:
Common stocks	9,043	(298)	—	—	9,043	(298)
Preferred stocks	3,067	(33)	—	—	3,067	(33)

Total equity securities	12,110	(331)	—	—	12,110	(331)

Total	$1,019,866	$(13,181)	$130,058	$(3,979)	$1,149,924	$(17,160)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2006 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $0.7 million during the first quarter of 2007.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 17.5% and 17.1% of gross premiums written in the first quarter of 2007 and 2006, respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

FASB Project

In 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in the accounting practices requested the Financial Accounting Standards Board (“FASB”) Staff to review and potentially clarify the applicable existing accounting guidance. An exposure draft, Accounting for Financial Guarantee Insurance Contracts, An Interpretation of SFAS No. 60 was issued in April 2007. The draft excludes mortgage guarantee insurance and credit insurance from the scope of the proposed interpretation. It is possible that, upon issuance of the final pronouncement, FGIC, RAM Re and PMI Guaranty may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, of FASB’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, our consolidated investment portfolio was $3.4 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2007, 85.9% of our investments were long-term fixed income securities, primarily including U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of March 31, 2007:

Estimated Increase (Decrease) in Fair Value
(In thousands)
300 basis point decline	$336,236
200 basis point decline	$238,622
100 basis point decline	$128,293
100 basis point rise	$(135,614)
200 basis point rise	$(307,722)
300 basis point rise	$(473,766)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.3 as of March 31, 2007.

As of March 31, 2007 $1.1 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Australia and was predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.8086 at March 31, 2007 compared to 0.7886 at December 31, 2006. As of March 31, 2007, $198.4 million, excluding cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. The value of the Euro appreciated relative to the U.S. dollar to 1.3354 at March 31, 2007 compared to 1.3199 at December 31, 2006. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, in September 2005, an action against PMI was filed in the federal district court of the Northern District of California entitled Hogan, et al. v. PMI Mortgage Insurance Company (Case No. 3:2005-CV-03851). The action sought certification of a nationwide class of consumers. The plaintiffs alleged that they were required to pay for private mortgage insurance written by PMI and that their loans allegedly were insured at greater than PMI’s “best available rate.” The plaintiffs further alleged that PMI had an obligation to notify them of an adverse action based upon their credit information and failed to do so in violation of the Fair Credit Reporting Act. PMI entered into a class action settlement agreement with plaintiffs’ counsel. On April 4, 2007, the Court issued a consent order and an order and judgment approving the settlement, certifying the settlement class and dismissing the action. Pursuant to the settlement, PMI is required to make certain payments and provide a free credit report to class members who submit a completed claim form, and to provide a form of notice approved by the Court to certain borrowers for a three-year prospective period advising the borrower that the rate that PMI will charge for the mortgage insurance on the borrower’s loan will be higher than the lowest rate available for the applicable insurance program. Amounts payable in respect of the settlement are not material to PMI.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 21, 2007, our Board of Directors authorized a common share repurchase program of $150 million.

The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended March 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End
01/01/07 – 01/31/07	—	N/A	—	$15,000,047	(1)
02/01/07– 02/28/07	—	N/A	—	165,000,047
03/01/07 – 03/31/07 (2)	325,000	$43.81	325,000	150,762,592

Total	325,000	$43.81	325,000	$150,762,592

(1)	Reflects amounts remaining under a $400 million common share repurchase program authorized by our Board of Directors in July 2006.
(2)	These shares were repurchased pursuant to a $400 million common share repurchase program authorized by our Board of Directors in July 2006.
(3)	The average price paid per common share repurchased includes commissions.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

May 4, 2007	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 4, 2007	/s/ Thomas H. Jeter
Thomas H. Jeter
Senior Vice President, Chief Accounting Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd. And Subsidiaries Consolidated Financial Statements for the quarters ended March 31, 2007 and 2006