Form 10-Q
period 2007-06-30
PMI GROUP INC
filed 2007-08-06
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 31, 2007	85,881,260

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$242,337	$213,643	$478,698	$419,883
Net investment income	51,119	49,015	103,758	95,882
Equity in earnings from unconsolidated subsidiaries	35,748	32,287	72,257	59,913
Net realized investment gains	414	556	1,992	896
Other income	5,751	3,937	9,661	10,722

Total revenues	335,369	299,438	666,366	587,296

LOSSES AND EXPENSES
Losses and loss adjustment expenses	146,160	71,861	255,480	132,800
Amortization of deferred policy acquisition costs	17,010	17,794	33,455	34,781
Other underwriting and operating expenses	59,773	52,873	122,474	113,392
Interest expense	8,398	8,067	16,657	16,246

Total losses and expenses	231,341	150,595	428,066	297,219

Income before income taxes	104,028	148,843	238,300	290,077
Income taxes	20,195	39,228	52,434	75,114

NET INCOME	$83,833	$109,615	$185,866	$214,963

PER SHARE DATA
Basic net income	$0.97	$1.24	$2.14	$2.42

Diluted net income	$0.95	$1.14	$2.11	$2.23

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$3,060,369	$2,826,853
Equity securities:
Common	183,282	162,263
Preferred	265,010	248,761
Short-term investments	26,468	55,056

Total investments	3,535,129	3,292,933

Cash and cash equivalents	538,928	457,207
Investments in unconsolidated subsidiaries	1,133,727	1,100,387
Related party receivables	1,361	714
Accrued investment income	47,785	45,232
Premiums receivable	61,518	64,524
Reinsurance receivables and prepaid premiums	7,877	21,574
Reinsurance recoverables	3,470	3,741
Deferred policy acquisition costs	93,178	87,008
Property, equipment and software, net of accumulated depreciation and amortization	169,740	174,128
Prepaid income taxes	10,850	7,044
Other assets	105,476	72,698

Total assets	$5,709,039	$5,327,190

LIABILITIES
Reserve for losses and loss adjustment expenses	$506,951	$414,736
Unearned premiums	571,804	520,264
Long-term debt	496,593	496,593
Reinsurance payables	36,168	42,518
Related party payables	1,744	1,744
Deferred income taxes	178,987	112,993
Other liabilities and accrued expenses	156,587	169,752

Total liabilities	1,948,834	1,758,600

Commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 86,513,178 and 86,747,031 shares outstanding	1,193	1,193
Additional paid-in capital	882,086	858,188
Treasury stock, at cost (32,800,589 and 32,566,736 shares)	(1,177,800)	(1,164,214)
Retained earnings	3,770,447	3,609,343
Accumulated other comprehensive income, net of deferred taxes	284,279	264,080

Total shareholders’ equity	3,760,205	3,568,590

Total liabilities and shareholders’ equity	$5,709,039	$5,327,190

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$185,866	$214,963
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(72,257)	(59,913)
Net realized investment gains	(1,992)	(896)
Depreciation and amortization	13,420	16,420
Deferred income taxes	65,994	37,105
Compensation expense related to stock options and employee stock purchase plan	10,617	7,560
Excess tax benefits on the exercise of employee stock options	(3,705)	(613)
Policy acquisition costs incurred and deferred	(39,625)	(32,277)
Amortization of deferred policy acquisition costs	33,455	34,781
Changes in:
Accrued investment income	(2,553)	(1,922)
Premiums receivable	3,006	4,275
Reinsurance receivables, and prepaid premiums net of reinsurance payables	7,347	(5,779)
Reinsurance recoverables	271	(92)
Prepaid income tax / income tax payable	(3,806)	5,963
Reserve for losses and loss adjustment expenses	92,215	15,764
Unearned premiums	51,540	7
Other	(30,869)	(24,438)

Net cash provided by operating activities	308,924	210,908

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	177,136	322,659
Proceeds from sales of equity securities	28,122	30,526
Proceeds from sale of unconsolidated subsidiary	3,360	8,503
Investment purchases:
Fixed income securities	(467,720)	(389,607)
Equity securities	(56,932)	(119,376)
Net change in short-term investments	28,588	(17,658)
Distributions from unconsolidated subsidiaries, net of investments	22,172	17,387
Net change in related party receivables	(482)	492
Capital expenditures and capitalized software, net of dispositions	(12,059)	(10,472)

Net cash used in investing activities	(277,815)	(157,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of treasury stock	(36,951)	(150,000)
Proceeds from issuance of treasury stock	28,583	31,042
Excess tax benefits on the exercise of employee stock options	3,705	613
Dividends paid to shareholders	(9,142)	(9,279)

Net cash used in financing activities	(13,805)	(127,624)

Foreign currency translation value increase	64,417	19,496

Net increase (decrease) in cash and cash equivalents	81,721	(54,766)
Cash and cash equivalents at beginning of period	457,207	595,112

Cash and cash equivalents at end of period	$538,928	$540,346

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid	$16,277	$15,322
Income taxes paid, net of refunds	$51,681	$48,869

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Ltd and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Asia Ltd. (“PMI Asia”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); PMI Guaranty Co. (“PMI Guaranty”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”). The Company has received cash payments of approximately $3.4 million during the first half of 2007 from the residual interest in SPS mortgage servicing assets. As of June 30, 2007, there was no remaining carrying value of this residual interest.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2006.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Unconsolidated Subsidiaries — Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG MI on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

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

The SEC requires public companies to disclose condensed financial statement information for significant equity investees and unconsolidated majority owned subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated majority-owned subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) equity in income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, summarized financial statement information of that unconsolidated subsidiary is required to be included in the registrant’s interim SEC filings. As of June 30, 2007, the Company’s equity in income before taxes as described in item (iii) above of FGIC exceeded 20% of such income of the Company, and accordingly, summarized financial statement information of FGIC is included in Note 5, Investments in Unconsolidated Subsidiaries. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Related Party Receivables — As of June 30, 2007 and December 31, 2006, related party receivables were $1.4 million and $0.7 million, respectively, which were comprised of non-trade receivables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs — The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $173.4 million and $156.9 million as of June 30, 2007 and December 31, 2006, respectively.

Under the provisions of Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $8.7 million for both the six months ended June 30, 2007 and 2006.

Derivatives — The Company enters into credit default swap contracts and purchases certain foreign currency put options, both of which are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company has not designated either the credit default swaps or foreign currency put options as SFAS No. 133 hedges. Accordingly, both categories of derivatives are determined to be free standing, with changes in fair values recognized in the current period’s consolidated results of operations.

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

In 2007, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expire ratably over the calendar year and had combined costs of $1.3 million. In 2007, the Company recorded a realized loss of $1.3 million (pre-tax) in other income related to amortization of option costs and mark-to-market adjustments.

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserve for losses and loss adjustment expenses (“LAE”) for our U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies as short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

Reinsurance — The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance recoverable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 65.7% and 66.2% of gross premiums written from the Company’s mortgage insurance operations in the three and six months ended June 30, 2007, respectively, and 72.3% and 70.9% in the three and six months ended June 30, 2006, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates were 19.4% and 22.0% for the three and six months ended June 30, 2007, respectively, compared to the federal statutory rate of 35.0% due to equity in earnings from FGIC and income derived from certain international operations, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The Company records a federal tax expense relating to its proportionate share of net income available to FGIC’s common shareholders at a rate of 7% based on its assessment that it will ultimately receive those earnings in the form of dividends from FGIC.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). See Note 11, Income Taxes, for further discussion.

Benefit Plans — The Company provides pension benefits to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”), and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income.

On May 17, 2007, The PMI Group’s Board of Directors approved an amendment to the Retirement Plan. The amendment will change the Plan’s benefit formula from a “final pay” pension formula to a cash balance formula. The amendment will take effect immediately for employees hired or rehired on or after September 1, 2007. For employees hired before and continuously employed on September 1, 2007, the amendment will take effect on January 1, 2011. Under the new cash balance plan formula, the Company will contribute 8% of qualified employees’ compensation to cash balance accounts and credit interest at a rate equal to the 30-year Treasury Bond rate.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity. Gains and losses on foreign currency re-measurement incurred by PMI Australia, PMI Europe, PMI Asia and PMI Canada represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar, the Euro, the Hong Kong dollar and the Canadian dollar, respectively.

Comprehensive Income — Comprehensive income includes net income, the change in foreign currency translation gains or losses, changes in unrealized gains and losses on investments and from derivatives designated as cash flow hedges, and reclassification of realized gains and losses previously reported in comprehensive income, net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results of operations of PMI Australia, PMI Europe, PMI Asia, and PMI Canada. Financial Guaranty includes the equity in earnings from FGIC and RAM Re, and the financial results of PMI Guaranty. The Company’s Corporate and Other segment consists of our holding company and contract underwriting operations.

Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average of the common shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common shareholders, which includes consideration of share-based compensation required by SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), adjusted for the effects of dilutive securities and the weighted-average of dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income:
As reported	$83,833	$109,615	$185,866	$214,963
Interest and amortization, net of taxes	—	1,912	—	3,824

Net income adjusted for diluted EPS calculation	$83,833	$111,527	$185,866	$218,787

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Shares in thousands)
Weighted-average shares for basic EPS	86,819	88,357	86,893	88,695
Weighted-average stock options and other dilutive components	1,171	1,383	1,178	1,362
Weighted-average dilutive components of contingently convertible debentures (CoCo’s)	—	8,153	—	8,153

Weighted-average shares for diluted EPS	87,990	97,893	88,071	98,210

Basic EPS	0.97	1.24	2.14	2.42
Diluted EPS	0.95	1.14	2.11	2.23
Dividends per share declared and accrued to common shareholders	$0.0525	$0.0525	$0.1050	$0.1050

Share-Based Compensation — The Company applies SFAS No. 123R for share-based payment transactions. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. For share-based payments granted and unvested upon the adoption of SFAS No. 123R, the Company recognizes the fair value of share-based payments, including employee stock options and employee stock purchase plan shares, granted to employees as compensation expense in the consolidated results of operations.

Reclassifications — Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements (“SFAS No. 157”), and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is still evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of SFAS No. 157 on its consolidated financial statements.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of June 30, 2007
Total fixed income securities	$3,032,820	$70,379	$(42,830)	$3,060,369
Equity securities:
Common stocks	127,502	56,060	(280)	183,282
Preferred stocks	260,034	5,928	(952)	265,010

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
-	(Dollars in thousands)
Total equity securities	387,536	61,988	(1,232)	448,292
Short-term investments	26,468	—	—	26,468

Total investments	$3,446,824	$132,367	$(44,062)	$3,535,129

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2006
Total fixed income securities	$2,738,086	$103,477	$(14,710)	$2,826,853
Equity securities:
Common stocks	117,383	45,175	(295)	162,263
Preferred stocks	240,397	8,419	(55)	248,761

Total equity securities	357,780	53,594	(350)	411,024
Short-term investments	55,046	10	—	55,056

Total investments	$3,150,912	$157,081	$(15,060)	$3,292,933

Net Investment Income — Net investment income consists of the following for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Fixed income securities	$40,213	$38,264	$81,425	$75,966
Equity securities	4,583	3,494	9,550	5,968
Short-term investments	7,202	7,957	14,461	15,369

Investment income before expenses	51,998	49,715	105,436	97,303
Investment expenses	(879)	(700)	(1,678)	(1,421)

Net investment income	$51,119	$49,015	$103,758	$95,882

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2007.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$324,595	$(6,374)	$—	$—	$324,595	$(6,374)
Foreign governments	244,477	(8,256)	254,824	(8,681)	499,301	(16,937)
Corporate bonds	480,395	(9,427)	286,428	(10,082)	766,823	(19,509)
U.S. government and agencies	944	(4)	247	(6)	1,191	(10)

Total fixed income securities	1,050,411	(24,061)	541,499	(18,769)	1,591,910	(42,830)
Equity securities:
Common stocks	8,723	(280)	—	—	8,723	(280)
Preferred stocks	58,672	(952)	—	—	58,672	(952)

Total equity securities	67,395	(1,232)	—	—	67,395	(1,232)

Total	$1,117,806	$(25,293)	$541,499	$(18,769)	$1,659,305	$(44,062)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2007 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $1.3 million and $0.2 million in the first half of 2007 and 2006, respectively.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	Ownership Percentage	December 31, 2006	Ownership Percentage
	(Dollars in thousands)
FGIC	$896,664	42.0%	$856,519	42.0%
CMG MI	122,072	50.0%	132,403	50.0%
RAM Re	99,767	23.7%	93,730	23.7%
Other	15,224	various	17,735	various

Total	$1,133,727		$1,100,387

As of June 30, 2007, the carrying value of the Company’s investment in FGIC was $896.7 million, which included $617.0 million of cash and capitalized acquisition costs, with the balance representing equity in earnings and the Company’s proportionate share of FGIC’s net unrealized gains in its investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	Ownership Percentage	2006	Ownership Percentage	2007	Ownership Percentage	2006	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$27,447	42.0%	$24,829	42.0%	$56,773	42.0%	$46,794	42.0%
CMG	4,617	50.0%	5,729	50.0%	9,478	50.0%	10,222	50.0%
RAM Re	3,395	23.7%	1,647	23.7%	5,772	23.7%	2,917	23.7%
Other	289	various	82	various	234	various	(20)	various

Total	$35,748		$32,287		$72,257		$59,913

FGIC Corporation’s condensed balance sheets as of June 30, 2007 and December 31, 2006, and condensed statements of operations for the three and six months ended June 30, 2007 and 2006 are as follows:

	As of June 30, 2007	As of December 31, 2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments, available for sale, at fair value	$3,938,339	$3,867,039
Variable interest entity fixed maturity securities, held to maturity, at amortized cost	750,000	750,000
Cash and cash equivalents	65,110	33,278
Accrued investment income	53,624	50,214
Deferred policy acquisition costs	107,846	93,170
Accounts receivable and other assets	262,284	219,531

Total assets	$5,177,203	$5,013,232

Liabilities:
Reserve for losses and loss adjustment expenses	$39,732	$40,299
Unearned premiums	1,402,102	1,347,592
Accounts payable and other liabilities	198,432	198,008
Variable interest entity floating rate notes	750,000	750,000
Debt	323,384	323,373

Total liabilities	2,713,650	2,659,272
Shareholders’ equity	2,463,553	2,353,960

Total liabilities and shareholders’ equity	$5,177,203	$5,013,232

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$112,686	$115,779	$239,533	$213,126
Total expenses	29,366	32,498	66,989	57,155

Income before income taxes	83,320	83,281	172,544	155,971
Income tax expense	14,409	20,912	30,247	38,066

Net income	68,911	62,369	142,297	117,905
Preferred stock dividends	(4,856)	(4,542)	(9,712)	(9,087)

Net income available to common shareholders	64,055	57,827	132,585	108,818
TPG’s ownership interest in common equity	42.0%	42.0%	42.0%	42.0%

TPG’s proportionate share of net income available to common stockholders	26,895	24,280	55,669	45,689
TPG’s proportionate share of management fees and other	552	549	1,104	1,105

Total equity in earnings from FGIC	27,447	$24,829	$56,773	$46,794

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning balance	$88,772	$84,173	$87,008	$86,170
Policy acquisition costs incurred and deferred	21,416	17,287	39,625	32,277
Amortization of deferred policy acquisition costs	(17,010)	(17,794)	(33,455)	(34,781)

Ending balance	$93,178	$83,666	$93,178	$83,666

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such periods. In periods where new business activity is declining, the asset will generally decrease because the amortization of previously deferred policy acquisition costs exceeds the amount of acquisition costs being deferred. Conversely, in periods where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of previously deferred policy acquisition costs.

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and June 30, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Balance at January 1,	$414,736	$368,841
Less: reinsurance recoverables	(3,741)	(3,278)

Net balance at January 1,	410,995	365,563
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	200,793	133,727
Prior years (1)	54,687	(927)

Total incurred	255,480	132,800

Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(1,206)	(1,987)
Prior years	(165,229)	(116,196)

Total payments	(166,435)	(118,183)

Foreign currency translation effects	3,441	1,055

Net ending balance at June 30,	503,481	381,235
Reinsurance recoverables	3,470	3,370

Balance at June 30,	$506,951	$384,605

(1)

The $54.7 million increase and $0.9 million reduction in total losses and LAE incurred in prior years were due to re-estimates of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The increase in prior years’ reserves in 2007 was primarily due to a decrease in the percentage of PMI’s default inventory that returned to current status (PMI’s cure rate), higher claim rates and higher claim sizes.

The increase in total consolidated loss reserves at June 30, 2007 compared to June 30, 2006 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations and PMI Australia. These increases were primarily driven by higher levels of delinquent loans, claim sizes and claim rates. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Indemnification — mortgage-backed securities — In connection with structured transactions in the U.S., Europe and Australia, the Company is often required to provide narrative and/or financial information relating to the Company and its subsidiaries to mortgage-backed securities issuers for inclusion in the relevant offering documents and the issuers’ ongoing SEC filings. In connection with the provision of such information, the Company and its subsidiaries may be required to indemnify the issuer of the mortgage-backed securities and the underwriters of the offering with respect to the information’s accuracy and completeness and its compliance with applicable securities laws and regulations.

Indemnification — SPS — As part of the sale of the Company’s interest in SPS in 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. The maximum indemnification obligation for SPS’s operations is $33.7 million. The Company’s portion of this obligation is 61.4% or $20.7 million. As of June 30, 2007, the Company had recorded a liability of $6.4 million with respect to this indemnification obligation.

Guarantees — The PMI Group has guaranteed certain payments to the holders of the privately issued debt securities (“Capital Securities”) issued by PMI Capital I. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company.

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of June 30, 2007, the Company had committed to fund, if called upon to do so, $6.8 million of additional equity in certain limited partnership investments.

Legal Proceedings — Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9. COMPREHENSIVE INCOME

The components of comprehensive income for the three months and six months ended June 30, 2007 and 2006 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$83,833	$109,615	$185,866	$214,963
Other comprehensive income (loss), net of deferred taxes:
Total change in unrealized gains/losses during the period	(41,904)	(37,679)	(53,131)	(62,499)
Less: realized investment gains, net of income taxes	269	361	1,295	582

Change in unrealized gains/losses arising during the period, net of deferred tax benefits of $19,820, $18,878, $24,539 and $29,268, respectively	(42,173)	(38,040)	(54,426)	(63,081)
Accretion of cash flow hedges, net of deferred tax	99	5,484	198	5,484
Change in foreign currency translation gains	44,068	29,523	64,417	19,496

Other comprehensive income (loss), net of deferred tax benefits	1,994	(3,033)	10,189	(38,101)

Comprehensive income	$85,827	$106,582	$196,055	$176,862

The changes in unrealized gains in the second quarter and first half of 2007 and 2006 were primarily due to increases in fixed income security interest rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized losses arising in the Company’s unconsolidated subsidiaries’ investment portfolios. The changes in foreign currency translation gains for the second quarter and the first half of 2007 were due primarily to strengthening of the Australian dollar and Euro spot exchange rate relative to the U.S. dollar.

NOTE 10. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pension benefits
Service cost	$2,775	$2,497	$5,056	$5,021
Interest cost	1,744	1,400	3,085	2,815
Expected return on plan assets	(2,330)	(1,326)	(3,841)	(2,665)
Amortization of prior service cost	(258)	(5)	(231)	(9)
Recognized net actuarial loss	219	233	260	469

Net periodic benefit cost	$2,150	$2,799	$4,329	$5,631

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$125	$161	$250	$322
Interest cost	155	138	310	276
Amortization of prior service cost	(200)	(184)	(400)	(369)
Recognized net actuarial loss	95	69	190	138

Net periodic post-retirement benefit cost	$175	$184	$350	$367

In the first half of 2007, the Company contributed approximately $10 million to its Retirement Plan. The Company currently does not expect to make additional contributions to its Retirement Plan in 2007.

The amendment discussed in Note 2 reduced the Plan’s projected benefit obligation by $11.8 million and the reduction was recorded as an adjustment to accumulated other comprehensive income on the Company’s consolidated balance sheet. The adjustment will be amortized through other underwriting and operating expenses over time.

NOTE 11. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $15.6 million increase in deferred tax liabilities, which was accounted for as a reduction to the January 1, 2007 balance of consolidated retained earnings. This liability was accrued upon adoption of FIN 48 and after consideration of certain 2004 California legislation relating to the taxation of insurance companies that could impact our future tax payments. Additionally, the Company has unrecognized tax benefits of approximately $2.5 million as of June 30, 2007 that had been previously accrued, and which if recognized, would affect the Company’s future effective tax rate.

When incurred, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense. During the quarters ended June 30, 2007 and 2006, the Company incurred no significant interest or penalties, and had no interest or penalties accrued as of June 30, 2007 or December 31, 2006. The Company remains subject to examination in the following major tax jurisdictions: in the United States from 2001 to present, in California from 2002 to present, in Australia from 2001 to present, in Ireland from 2005 to present, in Canada from 2006 to present, and in Hong Kong from 2006 to present.

NOTE 12. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses of the Company’s operations for the years ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Premiums written
Direct	$294,513	$243,113	$574,048	$479,869
Assumed	8,277	11,509	17,011	20,365
Ceded	(46,813)	(42,807)	(91,031)	(86,515)

Net premiums written	$255,977	$211,815	$500,028	$413,719

Premiums earned
Direct	$282,142	$242,259	$555,765	$482,559
Assumed	6,824	14,378	13,358	23,707
Ceded	(46,629)	(42,994)	(90,425)	(86,383)

Net premiums earned	$242,337	$213,643	$478,698	$419,883

Losses and loss adjustment expenses
Direct	$145,838	$71,779	$255,327	$132,832
Assumed	496	424	397	531
Ceded	(174)	(342)	(244)	(563)

Net losses and loss adjustment expenses	$146,160	$71,861	$255,480	$132,800

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Reinsurance recoverables on losses incurred in U.S. Mortgage Insurance Operations were $2.6 million at June 30, 2007 and $2.9 million as of December 31, 2006.

NOTE 13. BUSINESS SEGMENTS

Reporting segments are based upon our internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present information for reported segment income or loss and segment assets as of and for the periods indicated:

	Three Months Ended June 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$195,385	$46,384	$552	$16	$242,337
Net investment income	25,966	20,581	2,314	2,258	51,119
Equity in earnings from unconsolidated subsidiaries	4,617	—	30,842	289	35,748
Net realized investment gains (losses)	981	53	—	(620)	414
Other income	17	965	—	4,769	5,751

Total revenues	226,966	67,983	33,708	6,712	335,369

Losses and expenses:
Losses and LAE	134,384	11,776	—	—	146,160
Amortization of deferred policy acquisition costs	12,610	4,131	269	—	17,010
Other underwriting and operating expenses	26,759	12,657	432	19,925	59,773
Interest expense	39	—	732	7,627	8,398

Total losses and expenses	173,792	28,564	1,433	27,552	231,341

Income (loss) before income taxes	53,174	39,419	32,275	(20,840)	104,028
Income tax (benefit) from continuing operations	11,627	11,322	3,261	(6,015)	20,195

Net income (loss)	$41,547	$28,097	$29,014	$(14,825)	$83,833

Total assets	$2,458,574	$1,680,548	$1,210,124	$359,793	$5,709,039

	Three Months Ended June 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$167,826	$$45,801	$—	$$16	$$213,643
Net investment income	27,064	15,625	2	6,324	49,015
Equity in earnings from unconsolidated subsidiaries	5,729	—	26,476	82	32,287
Net realized investment gains (losses)	305	252	—	(1)	556
Other income	7	218	—	3,712	3,937

Total revenues	200,931	61,896	26,478	10,133	299,438

Losses and expenses:
Losses and loss adjustment expenses	64,153	7,708	—	—	71,861
Amortization of deferred policy acquisition costs	13,162	4,632	—	—	17,794
Other underwriting and operating expenses	22,970	10,461	—	19,442	52,873
Interest expense	1	—	—	8,066	8,067

Total losses and expenses	100,286	22,801	—	27,508	150,595

Income (loss) before income taxes	100,645	39,095	26,478	(17,375)	148,843
Income tax (benefit) from continuing operations	28,480	13,598	2,469	(5,319)	39,228

Net income (loss)	$72,165	$$25,497	$24,009	$(12,056)	$109,615

Total assets	$2,646,728	$1,233,482	$869,921	$563,335	$5,313,466

	Six Months Ended June 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$389,144	$88,766	$759	$29	$478,698
Net investment income	54,288	39,745	4,635	5,090	103,758
Equity in earnings from unconsolidated subsidiaries	9,478	—	62,545	234	72,257
Net realized investment gains (losses)	3,248	90	—	(1,346)	1,992
Other income	4	3,182	—	6,475	9,661

Total revenues	456,162	131,783	67,939	10,482	666,366

Losses and expenses:
Losses and loss adjustment expenses	227,168	28,312	—	—	255,480
Amortization of deferred policy acquisition costs	25,192	7,892	371	—	33,455
Other underwriting and operating expenses	54,420	23,230	886	43,938	122,474
Interest expense	39	6	1,463	15,149	16,657

Total losses and expenses	306,819	59,440	2,720	59,087	428,066

Income (loss) before income taxes	149,343	72,343	65,219	(48,605)	238,300
Income tax (benefit) from continuing operations	38,920	21,120	6,341	(13,947)	52,434

Net income (loss)	$110,423	$51,223	$58,878	$(34,658)	$185,866

Total assets	$2,458,574	1,680,548	$1,210,124	$359,793	$5,709,039

	Six Months Ended June 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$335,364	$84,486	$—	$33	$419,883
Net investment income	52,740	30,410	2	12,730	95,882
Equity in earnings (losses) from unconsolidated subsidiaries	10,221	—	49,712	(20)	59,913
Net realized investment gains (losses)	542	394	—	(40)	896
Other (loss) income	(17)	3,251	—	7,488	10,722

Total revenues	398,850	118,541	49,714	20,191	587,296

Losses and expenses:
Losses and loss adjustment expenses	123,300	9,500	—	—	132,800
Amortization of deferred policy acquisition costs	26,604	8,177	—	—	34,781
Other underwriting and operating expenses	50,835	20,250	—	42,307	113,392
Interest expense	1	—	—	16,245	16,246

Total losses and expenses	200,740	37,927	—	58,552	297,219

Income (loss) before income taxes	198,110	80,614	49,714	(38,361)	290,077
Income tax (benefit) from continuing operations	55,840	26,507	4,606	(11,839)	75,114

Net income (loss)	$142,270	$54,107	$45,108	$(26,522)	$214,963

Total assets	$2,646,728	$1,233,482	$869,921	$563,335	$5,313,466

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•

changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates or consumer confidence; housing demand, housing values, liquidity in the capital markets, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated; or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•	the level and severity of claims experienced by our insurance subsidiaries, an increase in unanticipated claims or any insufficiency in our loss reserve estimates;

•

changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/20 or similar loans), and trends in pricing or in policy terms and conditions;

•	the use of captive reinsurance in the mortgage insurance industry or risks associated with our contract underwriting services and delegated underwriting activities;

•

the aging of our mortgage insurance portfolio, which could cause losses to increase, or the performance of the portion of our mortgage insurance portfolio associated with less-than-A quality loans, Alt-A loans, adjustable rate mortgages (ARMs), payment option ARMs, interest only loans, and mortgage loans with higher loan-to-value ratios;

•	the loss of a significant customer or the influence of large lenders and investors;

•	changes in the regulation, business practices or eligibility guidelines of Fannie Mae and Freddie Mac, or the GSEs;

•	rating agency actions, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings;

•

federal and state legislative and regulatory developments, regulatory investigations (including ongoing investigations by the Minnesota Department of Commerce and the New York Insurance Department, and potential future investigations by state insurance departments, attorneys general and other regulators) relating to captive reinsurance arrangements and other products and services, and litigation and new theories of liability applicable to us or our subsidiaries;

•	legal and other constraints on the amount of dividends we may receive from subsidiaries;

•

the performance of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory, and competitive environments in which they operate and fluctuations in foreign currency exchange rates;

•

the performance of our unconsolidated subsidiaries, which are subject to a number of risks that arise from the nature of their businesses and which we may not be able to avoid or mitigate by taking unilateral action because we do not control those companies, including, but not limited to, changes in the demand for and pricing of financial guaranty insurance and reinsurance as a result of competition, the possible insufficiency of loss reserves, changes in the estimated fair market value of derivative financial guaranty contracts in determining gains and losses on such contracts, economic factors or political or regulatory conditions and potential changes in accounting practices in the financial guaranty industry;

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

Overview of Our Business

We are a global provider of credit enhancement products that expand homeownership and strengthen communities by delivering innovative solutions to financial markets worldwide. We offer first loss, mezzanine and risk remote financial insurance across the credit spectrum. Our financial products are designed to reduce risk, lower costs and expand market access for our customers. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. Net income from U.S. Mortgage Insurance Operations was $41.5 million and $110.4 million for the second quarter and first half of 2007, respectively, compared to $72.2 million and $142.3 million for the corresponding periods in 2006. Net income from U.S. Mortgage Insurance Operations includes income from PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”).

•

International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, Asia, and Canada. Net income from our International Operations segment was $28.1 million and $51.2 million for the second quarter and first half of 2007, respectively, compared to $25.5 million and $54.1 million for the corresponding periods in 2006.

•

Financial Guaranty. We are the lead investor in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), provides financial guaranty insurance. We also have a significant interest in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, provides financial guaranty reinsurance. Our Financial Guaranty segment also includes PMI Guaranty Co., our wholly-owned surety company based in New Jersey. PMI Guaranty was formed in 2006 to provide financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services. Net income from our Financial Guaranty segment was $29.0 million and $58.9 million for the second quarter and first half of 2007, respectively, compared to $24.0 million and $45.1 million for the corresponding periods in 2006.

•

Corporate and Other. Our Corporate and Other segment consists of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $14.8 million and $34.7 million for the second quarter and first half of 2007, respectively, compared to $12.1 million and $26.5 million for the corresponding periods in 2006.

Conditions and Trends Affecting our Business

Overview of Financial Results for the Quarter and Six Months Ended June 30, 2007

Our consolidated net income decreased in the second quarter and first half of 2007 to $83.8 million and $185.9 million, respectively, from $109.6 million and $215.0 million for the corresponding periods in 2006. (See Results of Operations table below.) These decreases were primarily due to higher losses and loss adjustment expenses (“LAE”) in 2007 in the U.S. and, to a lesser extent, Australia. The decreases in net income were partially offset by higher premiums earned in the U.S. and higher equity in earnings from FGIC.

Conditions and Trends Affecting Financial Performance

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

New Insurance Written (NIW). PMI’s primary NIW increased by 64.4% in the second quarter and by 49.0% in the first half of 2007 compared to the corresponding periods in 2006. These increases were primarily attributable to higher levels of NIW generated by PMI’s flow channel in 2007. The increase in PMI’s flow channel NIW was driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to diminished liquidity in the capital markets for these products. We also believe that the private mortgage insurance market increased as a result of tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007 and an increase in the number of low down payment mortgage loans purchased by Fannie Mae and Freddie Mac.

•

Losses and LAE. PMI’s losses and LAE, which includes claims paid, LAE and changes in loss reserves during the applicable period, increased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 due to increases to loss reserves and higher claims paid. Claims paid including LAE increased in the second quarter and first half of 2007 to $75.7 million and $148.5 million, respectively, from $55.0 million and $113.0 million in the corresponding periods in 2006. These increases were primarily due to higher claim rates and average claim size. PMI’s average claim rate increased partly as a result of changes in the business mix of PMI’s mortgage insurance portfolio (described in Credit and Portfolio Characteristics below) and the accelerated loss development of PMI’s structured finance portfolio. PMI’s claim rate has also been negatively affected by moderating or declining home prices and diminished liquidity available for certain loan products, both of which have constrained refinancing opportunities for certain borrowers. The increase in PMI’s average claim size was driven by higher loan sizes and coverage levels in PMI’s portfolio, and moderating or declining home prices which limit PMI’s loss mitigation opportunities.

•

We increased PMI’s net loss reserves in the second quarter and first half of 2007 by $58.7 million and $78.7 million, respectively, as a result of the factors described in the paragraph above, an increase in PMI’s default inventory, and a decrease in the percentage of the default inventory that is returning to current status (“cure rate”). Because PMI’s loss reserves are based upon its default inventory, delinquent loans that cure are no longer included in PMI’s loss reserves. The decline in PMI’s cure rate resulted from, among other things, a slowdown in the time to resolution of defaults (either through cure or claim payment) some or all of which may be attributable to an increase in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures. We expect these workout activities to continue to cause delays in the resolution of delinquent loans during 2007. These delays, at least in the short to mid-term, negatively impact PMI’s loss reserves as we assign higher expected claim rates to the default inventory as it ages. Future declines in PMI’s cure rate, or higher default or claim rates, beyond our expectations could lead to further increases in losses and LAE in 2007.

•

Credit and Portfolio Characteristics. PMI’s primary risk in force as of June 30, 2007 consisted of higher percentages of high LTV, Alt-A and interest only loans compared to June 30, 2006. We consider a loan Alt-A if it has a credit score of 620 or greater and has certain characteristics such as reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. We believe that these percentage increases generally reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since June 30, 2006. The higher percentage of high LTV loans in PMI’s primary risk in force (22.4% as of June 30, 2007 compared to 15.2% as of June 30, 2006) is consistent with trends in the mortgage origination and private mortgage insurance markets and reflects the decline in alternative loan product originations which serve as substitutes for low down payment mortgages that typically require mortgage insurance. We expect higher default and claim rates for high LTV, Alt-A and interest only loans and incorporate these assumptions into our underwriting approach, portfolio limits, pricing, and loss and claim estimates.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 71.7% as of June 30, 2007, 69.6% as of December 31, 2006 and 64.9% as of June 30, 2006. The improvement in PMI’s persistency rate reflects lower levels of residential mortgage refinance activity and slowing home price appreciation. If mortgage interest rates and/or home prices remain at current levels, we expect that policy cancellation rates will continue to slow, PMI’s persistency rate will continue to improve and PMI’s insurance in force will be positively affected.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of June 30, 2007, 50.3% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 53.3% as of June 30, 2006. This decrease was primarily due to a higher percentage of NIW generated by products that are generally not subject to captive reinsurance agreements.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. PMI Australia’s losses and LAE increased to $10.1 million and $26.3 million for the second quarter and first half of 2007, respectively, from $6.8 million and $8.0 million for the corresponding periods in 2006. These increases were primarily a result of moderating or declining home price appreciation in certain areas and interest rate increases in 2006 which, in turn, caused PMI Australia’s default inventory and claim rate to increase. We increased PMI Australia’s loss reserves by $2.8 million and $10.6 million in the second quarter and first half of 2007, respectively, primarily as a result of new notices of default received in 2007. PMI Australia’s loss ratio (the ratio of losses and LAE to premiums earned) was 25.2% for the second quarter of 2007, 44.4% for the first quarter of 2007 and 17.3% for the second quarter of 2006.

•

PMI Europe. In 2007, PMI Europe’s net income has been negatively impacted by the decrease in premiums earned associated with the Royal & Sun Alliance (“R&SA”) insurance portfolio acquired in 2003 and positively impacted by new primary mortgage insurance written. We expect these trends to continue in the second half of 2007. PMI Europe’s net income is also affected by changes in the fair value of its credit default swap derivative contracts. Changes in the fair value of the derivative contracts may occur as a result of a number of factors, including the extent to which actual claims payments differ from estimated claims payments. PMI Europe’s losses and LAE increased by $1.4 million in the second quarter and by $1.3 million in the first half of 2007 compared to the corresponding periods in 2006 primarily due to higher delinquencies on certain credit default swaps accounted for as insurance and a reduction in loss reserves in 2006 associated with the R&SA portfolio.

•

PMI Asia. PMI Asia’s net income is affected by, among other things, the level of mortgage originations in Hong Kong. PMI Asia’s reinsurance premiums written increased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 due to higher levels of origination activity in Hong Kong, partially offset by PMI Asia’s leading customer’s increased retention of risk. This customer will further increase its risk retention in 2007.

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and other functional foreign currencies. The change in the average foreign currency exchange rates from the second quarter and first half of 2006 to the corresponding periods in 2007 positively affected International Operations’ net income by $2.2 million and $3.2 million, respectively. Foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the local currency.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC. Equity in earnings from FGIC generates the substantial majority of net income from our Financial Guaranty segment. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets. Equity in earnings from FGIC is also subject to changes in the fair value of FGIC’s financial guaranty contracts accounted for as derivatives. FGIC’s realized and unrealized mark-to-market losses on derivative contracts were $16.3 million in the second quarter of 2007 and $15.9 million for the first half of 2007 compared to $0.5 million and $0.8 million in the corresponding periods in 2006. The 2007 losses consisted predominantly of unrealized mark-to-market losses related to financial guaranty contracts issued by FGIC in credit default swap (“CDS”) form on mortgage-related collateralized debt obligations (“CDOs”), a portion of which are collaterized by subprime mortgage-backed securities. The unrealized CDO mark-to-market losses were caused primarily by a lack of liquidity and widening of spreads in the mortgage-related CDO market due to stress in the subprime mortgage market. Future valuation estimations by FGIC of its derivative contracts may differ materially from those reflected in the current period.

•

PMI Guaranty. PMI Guaranty began operations in the fourth quarter of 2006. The company provides credit enhancement on both a reinsurance and direct basis, and its insured portfolio includes MBS and public finance sector transactions. PMI Guaranty’s net income for the second quarter and the first half of 2007 was $1.4 million and $2.6 million, respectively.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Contract Underwriting Services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies, and accruals thereof, were $1.3 million and $3.6 million in the second quarter and first half of 2007 compared to $2.6 million and $ 5.0 million in the corresponding periods in 2006.

•

Share-Based Compensation. During the second quarter and first half of 2007, we incurred pre-tax share-based compensation expense of $3.5 million and $10.6 million, respectively, compared to $2.6 million and $7.6 million for the corresponding periods in 2006. Our share-based compensation expense was reduced in 2006 as a result of our acceleration of out-of-the-money stock options in 2005. We expect our share-based compensation expense will be approximately $3 million to $4 million (after tax) higher for the year ended December 31, 2007.

•

Additional Items Affecting this Segment. Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$242.3	$213.6	13.4%	$478.7	$419.9	14.0%
Net investment income	51.1	49.0	4.3%	103.8	95.9	8.2%
Equity in earnings from unconsolidated subsidiaries	35.7	32.3	10.5%	72.3	59.9	20.7%
Net realized investment gains	0.4	0.6	(33.3)%	2.0	0.9	122.2%
Other income	5.9	3.9	51.3%	9.6	10.7	(10.3)%

Total revenues	335.4	299.4	12.0%	666.4	587.3	13.5%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	$146.2	$71.9	103.3%	$255.5	$132.8	92.4%
Amortization of deferred policy acquisition costs	17.0	17.8	(4.5)%	33.5	34.8	(3.7)%
Other underwriting and operating expenses	59.8	52.9	13.0%	122.5	113.4	8.0%
Interest expense	8.4	8.0	5.0%	16.6	16.2	2.5%

Total losses and expenses	231.4	150.6	53.7%	428.1	297.2	44.0%

Income before income taxes	104.0	148.8	(30.1)%	238.3	290.1	(17.9)%
Income taxes	20.2	39.2	(48.5)%	52.4	75.1	(30.2)%

Net income	$83.8	$109.6	(23.5)%	$185.9	$215.0	(13.5)%

Diluted earnings per share	$0.95	$1.14	(16.7)%	$2.11	$2.23	(5.4)%

Our consolidated net income decreased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily due to higher losses and LAE in 2007 in the U.S. and, to a lesser extent, Australia. The decreases in net income were partially offset by higher premiums earned in the U.S. and higher equity in earnings from FGIC.

The increases in premiums earned in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were driven by higher levels of PMI’s primary flow NIW and higher U.S. average primary premium rates (largely reflective of changes described above under “Credit and Portfolio Characteristics”) and insured loan sizes. PMI Australia’s insurance in force growth also contributed to the increases in premiums earned.

The increases in net investment income in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were due to increases in our consolidated book yield, growth in PMI Australia’s investment portfolio and a stronger Australian dollar relative to the U.S. dollar. Our consolidated pre-tax book yield was 5.43% and 5.29% as of June 30, 2007 and 2006, respectively.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in earnings from FGIC increased to $27.4 million and $56.8 million for the second quarter and first half of 2007, respectively, from $24.8 million and $46.8 million for the same periods in 2006. FGIC’s net income was positively affected by premium and investment income growth and reimbursements of Hurricane Katrina-related claims paid in 2005 and 2006. In addition, FGIC’s net income was positively impacted by $12.2 million of income tax adjustments in 2007. FGIC’s net income for the second quarter and first half of 2007 was negatively impacted in the second quarter of 2007 by mark-to-market losses of $16.3 million and $15.9 million, respectively, related to CDS contracts on certain mortgage-related CDOs due principally to a lack of liquidity and widening credit spreads.

The increases in our losses and LAE in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were due to higher claims paid and increases to loss reserves in the U.S. and Australia. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in the second quarter was due to a $20.7 million increase in claims paid compared to the second quarter of 2006 and a $58.7 million increase to net loss reserves in the quarter. The increase in PMI Australia’s loss and LAE in the second quarter of 2007 was due to a $4.1 million increase in claims paid and a $2.8 million increase to net loss reserves. In the first half of 2007, U.S. Mortgage Insurance Operation’s claims paid increased by $35.5 million over the corresponding period in 2006 while net loss reserves were increased by $78.7 million during the period. PMI Australia’s claims paid increased $11.3 million in the first half of 2007 compared to the first half of 2006 while net loss reserves were increased by $10.6 million in the first half of 2007.

The increases in other underwriting and operating expenses in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to higher employee compensation expenses in 2007 and growth in our International Operations.

Our income tax expense decreased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily as a result of lower pre-tax income and lower effective tax rates. Our effective tax rates were 19.4% and 22.0% for the quarter and six months ended June 30, 2007, respectively, compared to 26.4% and 25.9% for the corresponding periods in 2006. The changes in our effective tax rate were primarily due to decreases in U.S. Mortgage Insurance Operations’ and International Operations’ net income (excluding net investment income and equity in earnings) which are taxed at effective tax rates between 30% and 35%.

Segment Results

The following table presents consolidated net income and net income (loss) for each of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$41.5	$72.2	(42.5)%	$110.4	$142.3	(22.4)%
International Operations	28.1	25.5	10.2%	51.2	54.1	(5.4)%
Financial Guaranty	29.0	24.0	20.8%	58.9	45.1	30.6%
Corporate and Other	(14.8)	(12.1)	22.3%	(34.7)	(26.5)	30.9%

Consolidated net income *	$83.8	$109.6	(23.5)%	$185.9	$215.0	(13.5)%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2 007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$189.2	$158.9	19.1%	$385.1	$322.4	19.4%
Premiums earned	$195.4	$167.8	16.4%	$389.1	$335.4	16.0%
Net investment income	$26.0	$27.1	(4.1)%	$54.3	$52.7	3.0%
Equity in earnings from unconsolidated subsidiaries	$4.6	$5.7	(19.3)%	$9.5	$10.2	(6.9)%
Losses and LAE	$134.4	$64.2	109.4%	$227.2	$123.3	84.3%
Underwriting and operating expenses	$39.4	$36.1	9.1%	$79.6	$77.4	2.8%
Net income	$41.5	$72.2	(42.5)%	$110.4	$142.3	(22.4)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Gross premiums written	$236.4	$203.4	16.2%	$476.8	$411.6	15.8%
Ceded premiums, net of assumed	(43.0)	(41.4)	3.9%	(84.1)	(83.1)	1.2%
Refunded premiums	(4.2)	(3.1)	35.5%	(7.6)	(6.1)	24.6%

Net premiums written	$189.2	$158.9	19.1%	$385.1	$322.4	19.4%

Premiums earned	$195.4	$167.8	16.4%	$389.1	$335.4	16.0%

The increases in gross and net premiums written and premiums earned in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to higher levels of primary flow and modified pool NIW and higher average primary premium rates. PMI’s average primary premium rates increased primarily as a result of changes in the business mix of PMI’s portfolio.

As of June 30, 2007, 50.3% of primary insurance in force and 50.2% of primary risk in force were subject to captive reinsurance agreements compared to 53.3% and 53.9% as of June 30, 2006. These decreases were primarily due to a higher percentage of NIW generated by products that are generally not subject to captive reinsurance agreements.

Net investment income – The decrease in net investment income in the second quarter of 2007 compared to the same period in 2006 was primarily due to a decrease in municipal bond refundings in the second quarter of 2007 partially offset by higher book yields. The higher pre-tax book yield (5.26% at June 30, 2007 compared to 5.21% at June 30, 2006) was driven by higher interest rates. The increase in net investment income for the first half of 2007 compared to the same period in 2006 was due primarily to increased municipal bond refundings in the first quarter of 2007.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI decreased in the second quarter and first half of 2007 compared to the same periods in 2006 primarily as a result of higher losses and underwriting expenses, partially offset by higher premiums earned.

Losses and LAE — PMI’s losses and LAE represent claims paid, certain expenses related to default notification and claim processing and changes to loss reserves during the applicable period. Because losses and LAE includes changes to net loss reserves, it reflects our best estimate of PMI’s future claim payments and costs to process claims relating to PMI’s current inventory of loans in default. Claims paid including LAE includes amounts paid on primary and pool insurance claims, and LAE. PMI’s losses and LAE and related claims data are shown in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
Claims paid including LAE (in millions)	$75.7	$55.0	37.6%	$148.5	$113.0	31.4%
Change in net loss reserves (in millions)	58.7	9.2	—	78.7	10.3	—

Losses and LAE (in millions)	$134.4	$64.2	109.3%	$227.2	$123.3	84.3%

Number of primary claims paid	2,336	2,038	14.6%	4,698	4,096	14.7%
Average primary claim size (in thousands)	$29.0	$23.3	24.5%	$28.2	$24.0	17.5%

Claims paid including LAE increased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily as a result of increases in the number of primary claims paid and average claim size. The increases in the number of primary claims paid in the second quarter and first half of 2007 reflect PMI’s higher claim rate in the second quarter and first half of 2007. PMI’s claim rate (as well as its default inventory and default rate) increased as a result of higher concentrations of high LTV, Alt-A and interest only loans in its portfolio and the accelerated loss development of PMI’s structured finance portfolio. PMI’s claim rate was also negatively affected by moderating or declining home prices and diminished liquidity available for certain loan products, both of which constrained refinancing opportunities for certain borrowers. The increases in PMI’s average claim size were driven by higher loan sizes and coverage levels in PMI’s portfolio, and moderating or declining home prices which limit PMI’s loss mitigation opportunities. Primary claims paid were $67.8 million and $132.7 million in the second quarter and first half of 2007, respectively, compared to $47.5 million and $98.3 million in the corresponding periods in 2006. Pool insurance claims paid were $4.9 million and $9.7 million in the second quarter and first half of 2007, respectively, compared to $4.7 million and $9.5 million in the corresponding periods in 2006.

We increased PMI’s net loss reserves in the second quarter and first half of 2007 as a result of the factors described in the paragraph above, an increase in PMI’s default inventory and a decrease in PMI’s cure rate. The decline in PMI’s cure rate resulted from, among other things, a slowdown in the time to resolution of defaults (either through cure or claim payment) some or all of which may be attributable to an increase in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures. We expect these workout activities to continue to cause delays in the resolution of delinquent loans during 2007. These delays, at least in the short to mid-term, negatively impact PMI’s loss reserves as we assign higher expected claim rates to the default inventory as it ages. Future declines in PMI’s cure rate, or higher default or claim rates, could lead to further increases in losses and LAE in 2007. Changes in economic conditions, including mortgage interest rates, job creation and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

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

PMI’s primary default data are presented in the table below.

	As of June 30,		Percent Change/ Variance
	2007	2006
Flow policies in force	626,729	618,276	1.4%
Structured policies in force	124,106	104,480	18.8%

Primary policies in force	750,835	722,756	3.9%

Flow loans in default	29,480	27,428	7.5%
Structured loans in default	12,869	9,674	33.0%

Primary loans in default	42,349	37,102	14.1%

Primary default rate	5.64%	5.13%	0.51pps
Primary default rate for flow transactions	4.70%	4.44%	0.26pps
Primary default rate for structured transactions	10.37%	9.26%	1.11pps

PMI’s primary default rate was 5.34% at March 31, 2007 and 5.55% at December 31, 2006. Primary loans in default as of June 30, 2007 were 42,349 compared to 39,206 as of March 31, 2007 and 39,997 as of December 31, 2006.

PMI’s modified pool default data are presented in the table below.

	As of June 30,		Percent Change/ Variance
	2007	2006
Modified pool with deductible
Loans in default	10,840	10,390	4.3%
Policies in force	235,751	176,494	33.6%
Default rate	4.60%	5.89%	(1.29)pps

Modified pool without deductible
Loans in default	5,414	2,769	95.5%
Policies in force	75,158	43,377	73.3%
Default rate	7.20%	6.38%	0.82pps

Total modified pool
Loans in default	16,254	13,159	23.5%
Policies in force	310,909	219,871	41.4%
Default rate	5.23%	5.98%	(0.75)pps

The decrease in PMI’s total modified pool default rate from June 30, 2006 to June 30, 2007 was primarily due to the increase in new modified pool policies written since June 30, 2006. The increases in loans in default and policies in force for modified pool without deductible were due to a large modified pool transaction in which PMI insured predominantly seasoned, less-than-A quality loans. We expect higher default rates for less-than-A quality loans, particularly when due to their seasoning they are approaching or in their peak period of loss development. More generally, we expect PMI’s modified pool loans in default to increase as its modified pool portfolio seasons. However, we believe that PMI’s modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce our potential loss exposure on loans insured by those products.

Total pool loans in default (which includes modified and other pool products) as of June 30, 2007 and 2006 were 20,238 and 17,458, respectively. The default rates for total pool loans as of June 30, 2007 and 2006 were 5.17% and 5.60%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$12.6	$13.2	(4.5)%	$25.2	$26.6	(5.3)%
Other underwriting and operating expenses	26.8	22.9	17.0%	54.4	50.8	7.1%

Total underwriting and operating expenses	$39.4	$36.1	9.1%	$79.6	$77.4	2.8%

Policy acquisition costs incurred and deferred	$13.3	$11.9	11.8%	$25.6	$24.0	6.7%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW, and can be reduced by increased use of PMI’s electronic origination and delivery methods.

The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to expense savings realized from field office restructurings in 2006. PMI’s deferred policy acquisition cost asset increased slightly to $43.9 million at June 30, 2007 from $43.5 million at December 31, 2006.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses increased in the second quarter and first half of 2007 compared to the corresponding 2006 periods primarily as a result of higher employee compensation expenses. PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.6 million and $6.1 million in the second quarter and first half of 2007, respectively, compared to $3.5 million and $7.1 million in the corresponding periods in 2006. The decline in allocated expenses in the first half of 2007 compared to the corresponding period in 2006 was due to a decrease in contract underwriting activity.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
Loss ratio	68.8%	38.2%	30.6pps	58.4%	36.8%	21.6pps
Expense ratio	20.8%	22.7%	(1.9)pps	20.7%	24.0%	(3.3)pps

Combined ratio	89.6%	60.9%	28.7pps	79.1%	60.8%	18.3pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 as a result of higher losses and LAE, partially offset by higher premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio was primarily due to an increase in net premiums written in the second quarter and first half of 2007 compared to the corresponding periods in 2006. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW— The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Primary NIW:
Flow channel	$10,268	$5,716	79.6%	$17,793	$10,757	65.4%
Structured finance channel	1,337	1,344	(0.5)%	4,775	4,391	8.7%

Total primary NIW	$11,605	$7,060	64.4%	$22,568	$15,148	49.0%

The increases in PMI’s primary flow NIW in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to diminished liquidity in the capital markets for these products. We also believe that the private mortgage insurance market increased as a result of tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007 and an increase in the number of low down payment mortgage loans purchased by Fannie Mae and Freddie Mac.

Modified pool insurance — PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction in the severity of the impact of borrower defaults beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. PMI wrote $120.1 million and $296.1 million of modified pool risk in the second quarter and first half of 2007, respectively, compared to $107.1 million and $209.5 million in the corresponding periods in 2006. Modified pool risk in force was $2.8 billion at June 30, 2007, $2.5 billion at December 31, 2006, and $2.0 billion as of June 30, 2006.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of June 30,		Percent Change/Variance
	2007	2006
	(Dollars in millions)
Primary insurance in force	$111,667	$100,385	11.2%
Primary risk in force	$28,091	$25,010	12.3%
Pool risk in force*	$3,461	$2,737	26.5%
Policy cancellations—primary (year-to-date)	13,536	15,853	(14.6)%
Persistency - primary	71.7%	64.9%	6.8pps

*	Includes modified pool and other pool risk in force.

Primary insurance in force and risk in force as of June 30, 2007 increased from June 30, 2006 primarily as a result of lower policy cancellations and higher levels of NIW. The improvement in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects lower levels of residential mortgage refinance activity and slowing home price appreciation.

The following table sets forth the percentages of PMI’s primary risk in force as of June 30, 2007 and December 31, 2006 in the ten states with the highest risk in force in PMI’s primary portfolio.

	As of June 30, 2007	As of December 31, 2006
Florida	10.8%	10.7%
California	7.3%	7.0%
Texas	7.1%	7.4%
Illinois	5.1%	5.1%

Georgia	4.7%	4.7%
Ohio	4.1%	4.3%
New York	3.6%	3.8%
Pennsylvania	3.5%	3.6%
New Jersey	3.1%	3.1%
Michigan	3.0%	3.2%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$847	8.2%	$285	5.0%	$1,279	7.2%	$511	4.8%
Primary NIW - structured finance channel	331	24.8%	94	7.0%	868	18.2%	492	11.2%

Total primary NIW	$1,178	10.2%	$379	5.4%	$2,147	9.5%	$1,003	6.6%

Alt-A loan amounts and as a percentage of:
Primary NIW - flow channel	$3,495	34.0%	$1,455	25.5%	$6,715	37.7%	$2,916	27.1%
Primary NIW - structured finance channel	250	18.7%	851	63.3%	1,316	27.6%	2,120	48.3%

Total primary NIW	$3,745	32.3%	$2,306	32.7%	$8,031	35.6%	$5,036	33.2%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW - flow channel	$552	5.4%	$963	16.9%	$1,213	6.8%	$1,912	17.8%
Primary NIW - structured finance channel	392	29.3%	457	34.0%	1,534	32.1%	2,689	61.3%

Total primary NIW	$944	8.1%	$1,420	20.1%	$2,747	12.2%	$4,601	30.4%

High LTV loan amounts and as a percentage of:
Primary NIW - flow channel	$3,492	34.0%	$1,085	19.0%	$6,142	34.5%	$1,861	17.3%
Primary NIW - structured finance channel	580	43.4%	90	6.7%	1,825	38.2%	352	8.0%

Total primary NIW	$4,072	35.1%	$1,175	16.7%	$7,967	35.3%	$2,213	14.6%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
Interest only loans amounts and as a percentage of:
Primary NIW - flow channel	$2,569	25.0%	$725	12.7%	$4,637	26.1%	$1,441	13.4%
Primary NIW – structured finance channel	153	11.4%	66	4.9%	983	20.6%	1,063	24.2%

Total primary NIW	$2,722	23.5%	$791	11.2%	$5,620	24.9%	$2,504	16.5%

Payment option ARMs amounts and as a percentage of:
Primary NIW - flow channel	$378	3.7%	$688	12.0%	789	4.4%	$1,337	12.4%
Primary NIW - structured finance channel	—	—	—	—	—	—	—	—

Total primary NIW	$378	3.3%	$688	9.7%	789	3.5%	$1,337	8.8%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, high LTV, interest only, and payment option ARMs loans as percentages of primary risk in force:

	As of June 30,
	2007	2006
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	7.9%	8.7%
Less-than-A quality loans with FICO scores below 575 *	2.1%	2.3%
Alt-A loans	23.0%	17.3%
ARMs	16.0%	20.4%
High LTV loans	22.4%	15.2%
Interest only	13.6%	7.6%
Payment option ARMs	4.2%	4.2%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.

As shown by the above table, PMI’s primary risk in force at June 30, 2007 contained higher percentages of Alt-A, high LTV and interest only loans. We believe that these percentage increases generally reflect higher concentrations of these loans in the mortgage origination and private mortgage insurance markets since June 30, 2006. In particular, the higher percentage of high LTV loans in PMI’s primary risk in force is consistent with trends in the mortgage origination and private mortgage insurance markets and reflects the decline in alternative loan product originations which serve as substitutes for low down payment mortgages that typically require mortgage insurance.

We expect higher default and claim rates for less-than-A quality loans, Alt-A loans, ARMs, high LTV loans, interest only loans, and payment option ARMs than for our traditional primary portfolio and incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. In the second quarter and first half of 2007, PMI’s average primary premium rate increased primarily as a result of PMI’s primary portfolio consisting of higher percentages of the types of loans discussed in the preceding paragraph. PMI also insures less-than-A quality loans, Alt-A loans, ARMs, interest only loans, payment option ARMs, and high LTV loans through its modified pool products. We believe that the structure of PMI’s modified pool products mitigates the risk of loss to PMI from the loans insured by those products.

International Operations

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. PMI Canada, our Canadian mortgage insurer, began offering residential mortgage insurance products in 2007. Our International Operations segment’s net income is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions)			(USD in millions)
PMI Australia	$24.4	$21.9	11.4%	$42.5	$46.0	(7.6)%
PMI Europe	1.7	3.5	(51.4)%	4.6	6.4	(28.1)%
PMI Asia	2.3	0.1	—	4.5	1.7	164.7%
PMI Canada	(0.3)	—	—	(0.4)	—	—

International Operations net income	$28.1	$25.5	10.2%	$51.2	$54.1	(5.4)%

The increase in International Operations’ net income in the second quarter compared to the corresponding period in 2006 was primarily due to PMI Australia’s higher net investment income and favorable foreign currency exchange rates, partially offset by an increase in PMI Australia’s losses and LAE. The decrease in net income in the first half of 2007 compared to the corresponding period in 2006 was primarily driven by PMI Australia’s higher losses and LAE in 2007.

The strengthening of the Australian dollar and Euro relative to the U.S. dollar from the second quarter and first half of 2006 to the corresponding periods in 2007 positively impacted International Operations’ net income by $2.2 million, and $3.2 million, respectively. Foreign currency translation impact is calculated using the period over period change in the average monthly exchange rate to the current period ending net income in the local currency.

In 2007, we purchased Australian dollar and Euro foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar or the Euro. The options had an aggregate pre-tax cost of $1.3 million. International Operations’ net income for the second quarter and first half of 2007 was reduced by $0.3 million and $1.3 million pre-tax, respectively, related to these put options.

PMI Australia

The table below sets forth the financial results of PMI Australia:

	Three Months Ended June 30,		Percent Change/ Variance	Six Months Ended June 30,		Percent Change/ Variance
	2007	2006		2007	2006
	(USD in millions)			(USD in millions)
Net premiums written	$59.1	$48.6	21.6%	$97.3	$83.2	16.9%

Premiums earned	40.1	$39.1	2.6%	76.5	$71.3	7.3%
Net investment income	17.3	12.9	34.1%	33.4	25.4	31.5%
Other losses	(0.6)	(1.8)	(66.7)%	(0.1)	(0.3)	(66.7)%

Total revenues	56.8	50.2	13.1%	109.8	96.4	13.9%
Losses and LAE	10.1	6.8	48.5%	26.3	8.0	—
Other underwriting and operating expenses	11.9	11.8	0.8%	22.7	22.2	2.3%

Total losses and expenses	22.0	18.6	18.3%	49.0	30.2	62.3%

Income before income taxes	34.8	31.6	10.1%	60.8	66.2	(8.2)%
Income taxes	10.4	9.7	7.2%	18.3	20.2	(9.4)%

Net income	$24.4	$21.9	11.4%	$42.5	$46.0	(7.6)%

Loss ratio	25.2%	17.3%	7.9 pps	34.4%	11.2%	23.2 pps
Expense ratio	20.1%	24.2%	(4.1) pps	23.3%	26.7%	(3.4) pps

The average USD/AUD currency exchange rate was 0.8312 and 0.8088 in the second quarter and first half of 2007, respectively, compared to 0.7470 and 0.7430 in the corresponding periods in 2006. The changes in the average USD/AUD currency exchange rate from the second quarter of 2006 to the second quarter in 2007 and from the first half of 2006 to the first half of 2007 positively impacted PMI Australia’s net income by $2.1 million and $2.8 million, respectively.

Premiums written and earned — PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation to PMI Australia. The increases in PMI Australia’s premiums written in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were driven by higher flow insurance written, which generally has higher premium rates than PMI Australia’s RMBS portfolio. Premiums earned for the second quarter remained flat compared to the corresponding period in 2006 primarily due to lower levels of premium releases associated with policy cancellations in 2007. Premiums earned for the first half of 2007 increased compared to the first half of 2006 primarily as a result of USD/AUD currency exchange rates, partially offset by lower levels of premium releases associated with policy cancellations in 2007.

Net investment income — The increases in net investment income in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were due to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $1.2 billion as of June 30, 2007 from $0.9 billion as of June 30, 2006. This growth was driven by positive cash flows from operations, a strengthening Australian dollar relative to the U.S. dollar and a higher book-yield. The pre-tax book yield was 6.15% and 5.94% as of June 30, 2007 and 2006, respectively. The increase in the book yield in 2007 was primarily due to a higher interest rate environment.

Losses and LAE — PMI Australia’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions except average primary claim size)
Claims paid including LAE	$7.3	$3.2	128.1%	$15.7	$4.4	—
Change in net loss reserves	2.8	3.6	(22.2)%	10.6	3.6	194.4%

Losses and LAE	$10.1	$6.8	48.5%	$26.3	$8.0	—

Average primary claim size (USD in thousands)	$56.3	$43.6	29.1%	$61.3	$42.4	44.6%
Number of primary claims paid	130	73	78.1%	256	104	146.2%

The increases in losses and LAE in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were attributable to moderating or declining home price appreciation in certain areas and interest rate increases in 2006 which, in turn, caused PMI Australia’s default inventory, claim rate and average claim size to increase. Higher average loan balances in PMI Australia’s portfolio, driven by home price appreciation in prior years, have contributed to the increase in PMI Australia’s average claim size. We increased PMI Australia’s net loss reserves in the second quarter of 2007 by 12.4% from March 31, 2007 primarily due to a higher default inventory. PMI Australia’s default inventory increased to 3,156 loans as of June 30, 2007 from 3,063 loans as of March 31, 2007.

Additional default data is presented in the following table:

	As of June 30,
	2007	2006	Percentage Change
Policies in force	1,103,205	1,074,618	2.7%
Loans in default	3,156	1,731	82.3%
Default rate	0.29%	0.16%	0.13 pps
Flow default rate	0.41%	0.22%	0.19 pps
RMBS (residential mortgage-backed securities) default rate	0.10%	0.06%	0.04 pps

Underwriting and operating expenses — Underwriting and operating expenses in the second quarter and first half of 2007 increased slightly compared to the corresponding periods in 2006 primarily due to a stronger Australian dollar relative to the U.S. dollar.

NIW, insurance and risk in force — PMI Australia’s NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW, insurance in force and risk in force:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions)			(USD in millions)
Flow insurance written	$5,959	$5,062	17.7%	$10,259	$9,214	11.3%
RMBS insurance written	6,151	7,744	(20.6)%	9,435	13,035	(27.6)%

Total NIW	$12,110	$12,806	(5.4)%	$19,694	$22,249	(11.5)%

				As of June 30,
				2007	2006	Percentage Change
				(USD in millions)
Insurance in force				$172,861	$135,529	27.5%
Risk in force				$158,235	$124,139	27.5%

The decreases in PMI Australia’s total NIW in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to two large RMBS transactions in the first half of 2006, partially offset by increases in flow insurance written in 2007. The increases in insurance in force and risk in force at June 30, 2007 compared to June 30, 2006 were driven by continued business writings in excess of policy terminations and changes in foreign currency exchange rates.

PMI Europe

The following table sets forth the financial results of PMI Europe:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions)			(USD in millions)
Net premiums written	$3.5	$2.1	66.7%	$6.9	$4.9	40.8%

Premiums earned	3.5	$3.9	(10.3)%	$7.1	$7.8	(9.0)%
Income from changes in fair value of credit default swaps	1.6	2.1	(23.8)%	3.4	3.8	(10.5)%
Net investment income	2.2	2.3	(4.3)%	4.6	4.5	2.2%
Net realized investment gains	—	0.4	—	0.1	0.5	(80.0)%
Other losses	—	(0.1)	—	(0.1)	(0.2)	(50.0)%

Total revenues	7.3	8.6	(15.1)%	15.1	16.4	(7.9)%
Losses and LAE	1.6	0.2	—	2.0	0.7	185.7%
Other underwriting and operating expenses	3.4	3.1	9.7%	6.4	5.8	10.3%

Total expenses	5.0	3.3	51.5%	8.4	6.5	29.2%

Income before taxes	2.3	5.3	(56.6)%	6.7	9.9	(32.3)%
Income taxes	0.6	1.8	(66.7)%	2.1	3.5	(40.0)%

Net income	$1.7	$3.5	(51.4)%	$4.6	$6.4	(28.1)%

The average USD/Euro currency exchange rate was 1.3483 for the second quarter of 2007 and 1.3297 for the first half of 2007 compared to 1.2584 and 1.2313 for the corresponding periods in 2006. Changes in the average USD/Euro currency exchange rates positively impacted PMI Europe’s net income in the second quarter and first half of 2007 by $0.1 million and $0.4 million, respectively.

Premiums written and earned — Net premiums written increased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily due to new primary mortgage insurance written, particularly in Italy. The decreases in premiums earned in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were due primarily to a decrease in premiums earned associated with the Royal & Sun Alliance (“R&SA”) lenders’ mortgage insurance portfolio acquired in 2003. The decreases in premiums earned were partially offset by premiums earned on new business written since June 30, 2006.

Income from changes in fair value of credit default swaps — PMI Europe is currently a party to eleven credit default swap transactions that are classified as derivatives. PMI Europe’s net income decreased from these swap transactions in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily due to higher claim payments in 2007. While changes in the fair value of PMI Europe’s derivatives may occur as a result of a number of factors, the primary drivers are actual and projected claim payments. Claims paid related to credit default swaps accounted for as derivatives increased to $1.2 million and $1.9 million in the second quarter and first half of 2007, respectively, from $0.6 million and $0.8 million for the corresponding periods in 2006 due to the seasoning of the underlying portfolios. These claims paid are offset against estimated claims paid and, to the extent they are different from those estimates, the differences are included in the changes in fair value of credit default swaps. Mark-to-market gains on derivatives include any accretion from deferred gains. For the second quarter and first half of 2007, accretion from deferred gains of $0.9 million and $1.8 million, compared to $0.5 million and $0.9 million in the corresponding periods in 2006, were recorded in income from changes in the fair value of credit default swaps. As of June 30, 2007 and December 31, 2006, $11.8 million and $13.3 million, respectively, of deferred gains related to the swap transactions’ initial fair value were included in other liabilities.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from its investment portfolio and, to a lesser extent, gains and losses on foreign currency re-measurement. Net investment income remained flat in the second quarter and first half of 2007 compared to the corresponding periods in 2006. The pre-tax book yield decreased slightly from 4.51% as of June 30, 2006 to 4.18% as of June 30, 2007.

Losses and LAE — PMI Europe’s losses and LAE is driven primarily by reserves posted for credit default swaps accounted for as insurance. PMI Europe increased its loss reserves by $0.5 million and $0.2 million in the second quarter and first half of 2007 primarily due to higher delinquencies on certain credit default swaps accounted for as insurance. Claim payments from credit default swaps accounted for as insurance totaled $1.4 million and $2.3 million in the second quarter and first half of 2007 compared to $0.3 million and $0.7 million for the corresponding periods in 2006.

Underwriting and operating expenses — The increases in underwriting and operating expenses in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to expenses related to our continuing expansion in Europe.

Risk in force — PMI Europe’s risk in force increased to $3.8 billion as of June 30, 2007 from $2.8 billion as of June 30, 2006 as a result of new credit default swaps written in the second half of 2006 and increasing Italian primary insurance written.

PMI Asia

The following table sets forth the financial results of PMI Asia:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006*	Percentage Change	2007	2006*	Percentage Change
	(USD in millions)			(USD in millions)
Reinsurance premiums written	$2.8	$2.2	27.3%	$4.5	$3.2	40.6%

Reinsurance premiums earned	$2.7	$2.8	(3.6)%	$5.2	$5.3	(1.9)%
Net investment income	0.6	0.2	—	1.2	0.3	—

Total revenues	3.3	3.0	10.0%	6.4	5.6	14.3%
Losses and LAE	—	0.8	(100.0)%	—	0.8	(100.0)%
Underwriting and operating expenses	0.5	0.2	150.0%	0.9	0.4	125.0%

Total expenses	0.5	1.0	(50.0)%	0.9	1.2	(25.0%)

Net income before taxes	2.8	2.0	40.0%	5.5	4.4	25.0%
Income taxes	0.5	1.9	(73.7)%	1.0	2.7	(63.0)%

Net income	$2.3	$0.1	—	$4.5	$1.7	164.7%

*	2006 comparative numbers represent results of PMI’s Hong Kong Branch.

Premiums written and earned — Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI’s Hong Kong branch. The increases in reinsurance premiums written in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to higher levels of mortgage origination activity in Hong Kong in 2007. The increase in gross reinsurance premiums was partially offset by the increased retention of risk by PMI Asia’s leading customer.

Net investment income — Net investment income increased in the first half of 2007 compared to the corresponding periods in 2006 primarily due to growth in PMI Asia’s investment portfolio as a result of the transfer of PMI’s Hong Kong mortgage reinsurance and related investment portfolio to PMI Asia. As of June 30, 2007, PMI Asia had total cash and investments of $68.9 million.

Income taxes — The transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia resulted in a $1.1 million tax charge in the second quarter of 2006. PMI Asia’s statutory tax rate has been 17.5% since the transfer.

PMI Canada

PMI Canada began offering residential mortgage insurance products in 2007. In the second quarter of 2007, PMI Canada incurred $1.1 million in operating expenses and generated $0.5 million in net investment income (pre-tax).

Financial Guaranty

The following table sets forth the financial results of our Financial Guaranty segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Equity in earnings from unconsolidated subsidiaries:
FGIC	$27.4	$24.8	10.5%	$56.8	$46.8	21.4%
RAM Re	3.4	1.7	100.0%	5.7	2.9	96.6%

Total equity earnings	30.8	26.5	16.2%	62.5	49.7	25.8%
PMI Guaranty	1.4	—	—	2.7	—	—

Income before taxes	32.2	26.5	21.5%	65.2	49.7	31.2%
Income taxes	3.2	2.5	28.0%	6.3	4.6	37.0%

Net income	$29.0	$24.0	20.8%	$58.9	$45.1	30.6%

The increases in net income from our Financial Guaranty segment in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were primarily due to FGIC’s premium and investment income growth and claim reimbursements on Hurricane Katrina-related claims paid in 2005 and 2006. In addition, FGIC’s net income in 2007 was positively impacted by $12.2 million of income tax adjustments. FGIC’s net income in the second quarter of 2007 was negatively impacted by mark-to-market losses of $16.3 million on mortgage-related CDOs due principally to a lack of liquidity and widening credit spreads.

The increase in RAM Re’s net income in the second quarter and first half of 2007 compared to the corresponding periods in 2006 stems primarily from growth in earned premiums and investment income. PMI Guaranty began operations in the fourth quarter of 2006. PMI Guaranty’s net income in 2007 was derived from investment income and earned premiums.

The table below shows FGIC’s financial results for the second quarter and first half of 2007 and 2006.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006
	(Dollars in thousands)			(Dollars in thousands)
Net premiums written	$93,394	$134,373	(30.5)%	$184,374	$217,231	(15.1)%
Net premiums earned	$80,593	$71,845	12.2%	$157,176	$131,309	19.7%
Net investment income	38,613	34,323	12.5%	76,385	66,900	14.2%
Interest income—investment held by variable interest entity	8,755	9,658	(9.3)%	20,112	14,595	37.8%
Net realized and unrealized losses on credit derivative contracts and other income	(15,275)	(47)	—	(14,140)	322	—

Total revenues	112,686	115,779	(2.7)%	239,533	213,126	12.4%

Losses and LAE (reversals)	(5,388)	(265)	—	(4,206)	(2,198)	91.4%
Underwriting expenses	23,403	23,151	1.1%	52,156	47,586	9.6%
Policy acquisition costs deferred	(7,782)	(8,994)	(13.5)%	(21,755)	(21,507)	1.2%
Amortization of deferred policy acquisition costs	3,871	2,364	63.7%	7,654	5,556	37.8%
Interest expense and other operating expenses	6,507	6,584	(1.2)%	13,028	13,123	(0.7)%
Interest expense—debt held by variable interest entity	8,755	9,658	(9.3)%	20,112	14,595	37.8%

Total expenses	29,366	32,498	(9.6)%	66,989	57,155	17.2%

Income before income taxes	83,320	83,281	—	172,544	155,971	10.6%
Income tax expenses	14,409	20,912	(31.1)%	30,247	38,066	(20.5)%

Net income	68,911	62,369	10.5%	142,297	117,905	20.7%
Preferred stock dividends	(4,856)	(4,542)	6.9%	(9,712)	(9,087)	6.9%

Net income available to common shareholders	64,055	57,827	10.8%	132,585	108,818	21.8%
The PMI Group’s ownership interest in common equity	42.0%	42.0%	—	42.0%	42.0%	—

The PMI Group’s proportionate share of net income available to common stockholders	26,895	24,280	10.8%	55,669	45,689	21.8%
The PMI Group’s proportionate share of management fees and other	552	549	0.5%	1,104	1,105	(0.1)%

Equity in earnings from FGIC	$27,447	$24,829	10.5%	$56,773	$46,794	21.3%

Premiums written and earned — Net premiums written decreased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily due to a changing product mix and lower pricing in the public finance sector, a decrease in business assumed by FGIC from other insurers and an increase in reinsurance ceded by FGIC to third parties. Net premiums earned increased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 primarily due to growth in FGIC’s structured finance and international finance portfolios and, to a lesser extent, higher refundings. FGIC recorded earned premiums from refundings of $16.4 million and $31.5 million in the second quarter and first half of 2007, respectively, compared to $15.5 million and $22.8 million for the corresponding periods in 2006. A refunding occurs when an insured credit is called or legally defeased by the issuer prior to the stated maturity. When a credit insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time.

Net investment income — Net investment income increased in the second quarter and the first half of 2007 from the corresponding periods in 2006 primarily due to the growth of FGIC’s investment portfolio. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of AA. The book yield of FGIC’s investment portfolio was 3.98% and 3.85% as of June 30, 2007 and 2006, respectively.

Net realized and unrealized losses — FGIC’s net realized losses were due to mark-to-market losses on derivative contracts of $16.3 million in the second quarter of 2007 and $15.9 million for the first half of 2007 compared to $0.5 million and $0.8 million in the corresponding periods in 2006. The 2007 losses consisted predominantly of unrealized mark-to-market losses related to financial guaranty contracts issued by FGIC in CDS form on mortgage-related CDOs, a portion of which are collateralized by subprime mortgage-backed securities as collateral. The unrealized CDO mark-to-market losses were caused primarily by a lack of liquidity and widening of spreads in the mortgage-related CDO market due to stress in the subprime mortgage market.

Losses and LAE — The decreases in FGIC’s losses and LAE in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were driven by approximately $4.5 million of claim reimbursements for Hurricane Katrina-related claims paid in 2005 and 2006.

Income tax expenses — FGIC’s income tax expenses for the second quarter and first half of 2007 include previously unrecognized tax benefits of $6.8 million and $12.2 million, respectively. The tax benefits were recognized in connection with the completion of an IRS examination of FGIC tax returns for 2003 and 2004.

Corporate and Other

Our Corporate and Other segment financial results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net investment income	$2.3	$6.3	(63.5)%	$5.1	$12.7	(60.0)%
Other income	4.5	3.8	18.4%	5.4	7.5	(28.0)%

Total revenue	6.8	10.1	(32.7)%	10.5	20.2	(48.0)%

Share-based compensation expense	3.5	2.6	34.6%	10.6	7.6	39.5%
Other operating expenses	16.5	16.8	(1.8)%	33.3	34.7	(4.0)%

Total operating expenses	20.0	19.4	3.1%	43.9	42.3	3.8%
Interest expense	7.6	8.1	(6.2)%	15.2	16.2	(6.2)%

Total expenses	27.6	27.5	0.4%	59.1	58.5	1.0%

Loss before tax benefit	(20.8)	(17.4)	19.5%	(48.6)	(38.3)	26.9%
Income tax benefit	6.0	5.3	13.2%	13.9	11.8	17.8%

Net loss	$(14.8)	(12.1)	22.3%	$(34.7)	$(26.5)	30.9%

Net investment income — The decreases in net investment income in the second quarter and first half of 2007 compared to the corresponding periods in 2006 were due to repurchases of common shares and capital contributions to certain wholly-owned subsidiaries since June 30, 2006.

Share-based compensation expenses — The increases in share-based compensation in the second quarter and first half of 2007 were primarily due to our acceleration of out-of-the-money stock options in 2005 which reduced our share-based compensation expense in 2006.

Other operating expenses — Other operating expenses, which remained flat in the second quarter and first half of 2007 compared to the corresponding periods in 2006, consists primarily of payroll expenses and expenses associated with contract underwriting.

Interest expense — Interest expense decreased in the second quarter and first half of 2007 compared to the corresponding periods in 2006 due primarily to lower debt levels in the second quarter of 2007 compared to the corresponding period in 2006.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject to that restrict their ability to pay dividends, incur debt or issue equity securities.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $201.5 million at June 30, 2007 and $182.1 million at December 31, 2006. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations. We believe that we have sufficient liquidity to meet all of our short-and medium-term obligations and that we maintain excess liquidity to support our operations as needed.

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group, and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. PMI received an $18.3 million dividend from CMG MI in June 2007.

International Operations and Financial Guaranty Liquidity — The principal uses of these segments’ liquidity are the payment of operating expenses, claim payments, taxes, and growth of its investment portfolio. The principal sources of these segments’ liquidity are written premiums, investment maturities and net investment income.

Credit Facility

Our $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at our request subject to approval by the lenders. The facility includes a $50 million letter of credit sub-limit. The facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three outstanding letters of credit totaling approximately $1.7 million as of June 30, 2007.

Common Share Repurchases

In February 2007, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. Pursuant to this program, in June 2007, we repurchased 468,500 common shares for $22.7 million, or $48.48 per common share. In July 2007, our Board of Directors increased the $150 million repurchase authorization to $300 million. From July 1, 2007 to August 3, 2007, we repurchased 1,510,895 common shares. As of August 3, 2007, $219.6 million remained on the $300 million repurchase authorization.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group in the form of a return of capital. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. PMI paid a $75 million dividend to The PMI Group during the second quarter of 2007. The remaining $275 million of approved dividends is expected to be paid in the second half of 2007.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Corporation. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of June 30, 2007, PMI’s risk-to-capital ratio was 8.6 to 1 compared to 7.7 to 1 as of June 30, 2006.

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

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $6.8 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$40,213	$38,264	$81,425	$75,966
Equity securities	4,583	3,494	9,550	5,968
Short-term investments	7,202	7,957	14,461	15,369

Investment income before expenses	51,998	49,715	105,436	97,303
Investment expenses	(879)	(700)	(1,678)	(1,421)

Net investment income	$51,119	$49,015	$103,758	$95,882

Net investment income increased in the second quarter and first half of 2007 compared to the corresponding period in 2006 primarily due to growth in PMI Australia’s investment portfolio and an increase in our consolidated book yield, partially offset by a decrease in The PMI Group’s investment portfolio. As of June 30, 2007, our consolidated pre-tax book yield was 5.43% compared to 5.29% as of June 30, 2006. This increase was driven primarily by interest rate increases in Australia and the U.S., which offset the reinvestment of maturing, higher yielding securities into lower yielding securities in our U.S. investment portfolio.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of June 30, 2007 and December 31, 2006. Amounts shown under “Corporate and Other” include the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” include the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
June 30, 2007
Fixed income securities:
U.S. municipal bonds	$1,510,286	$—	$165,422	$13,330	$1,689,038
Foreign governments	—	541,242	—	—	541,242
Corporate bonds	3,181	777,300	—	36,940	817,421
U.S. government and agencies	7,632	—	—	963	8,595
Mortgage-backed securities	2,186	—	—	1,887	4,073

Total fixed income securities	1,523,285	1,318,542	165,422	53,120	3,060,369
Equity securities:
Common stocks	141,255	42,027	—	—	183,282
Preferred stocks	236,403	—	25,131	3,476	265,010

Total equity securities	377,658	42,027	25,131	3,476	448,292
Short-term investments	947	24,221	—	1,300	26,468

Total investments	$1,901,890	$1,384,790	$190,553	$57,896	$3,535,129

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2006
Fixed income securities:
U.S. municipal bonds	$1,547,548	$—	$77,803	$13,599	$1,638,950
Foreign governments	—	499,844	—	—	499,844
Corporate bonds	5,220	629,736	—	39,253	674,209
U.S. government and agencies	8,021	—	—	1,082	9,103
Mortgage-backed securities	2,546	—	—	2,201	4,747

Total fixed income securities	1,563,335	1,129,580	77,803	56,135	2,826,853
Equity securities:
Common stocks	127,825	34,438	—	—	162,263
Preferred stocks	232,736	—	16,025	—	248,761

Total equity securities	360,561	34,438	16,025	—	411,024
Short-term investments	929	52,827	—	1,300	55,056

Total investments	$1,924,825	$1,216,845	$93,828	$57,435	$3,292,933

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At June 30, 2007, the fair value of these securities in our consolidated investment portfolio increased to $3.5 billion as of June 30, 2007 from $3.3 billion as of December 31, 2006. The increase was due primarily to investment in securities from cash held by PMI Guaranty, increases in foreign currency translation rates and positive cash flows from consolidated operations.

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

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe, PMI Guaranty, and PMI Canada that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. The PMI Group guarantees the performance of PMI’s capital support obligations. The capital support agreement and corresponding guarantee for PMI Guaranty and PMI Canada are limited to $650 million and $300 million, respectively. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million, exclusive of capital contributions that PMI made prior to April 10, 2001.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $308.9 million in the first six months of 2007 compared to $210.9 million in the first six months of 2006. Cash flows from operations increased primarily due to increases in premiums written.

Consolidated cash flows used in investing activities in the first six months of 2007, including purchases and sales of investments and capital expenditures, were $277.8 million compared to $157.5 million in the corresponding period in 2006. The increase in cash flows used in investing activities in the first half of 2007 compared to the corresponding period in 2006 was due primarily to decreased proceeds from sales and maturities of fixed income securities and increased purchases of fixed income securities, partially offset by decreased purchases of equity securities.

Consolidated cash flows used in financing activities, including purchases of common shares and dividends paid to shareholders, were $13.8 million in the first half of 2007 compared to $127.6 million of cash flows generated in the first half of 2006. The difference was primarily due to reduced purchases of common stock in 2007.

Ratings

The rating agencies have assigned the following ratings and outlooks to The PMI Group and certain of its subsidiaries:

	Standard & Poor’s	Fitch	Moody’s	DBRS
Insurer Financial Strength Ratings (1)
PMI Mortgage Insurance Co.	AA	AA+	Aa2	AA
PMI Australia (2)	AA	AA	Aa2	—
PMI Canada (2)	—	—	—	AA
PMI Europe (2)	AA	AA	Aa3	—
PMI Guaranty	AA	AA+	Aa3	—
CMG MI	AA-	AA	—	—
FGIC	AAA	AAA	Aaa	—
RAM Re	AAA	—	Aa3	—
Senior Unsecured Debt
The PMI Group	A (stable)	A+ (stable)	A1 (stable)	—
Capital Securities
PMI Capital I	BBB+	A	A2	—

(1)	All TPG wholly-owned operating subsidiaries noted above have a stable outlook.
(2)	Refers only to licensed insurance subsidiaries.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in a range of possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned a different weight and is based upon actual claims experience in prior years to project the current liability. Our best estimate as of June 30, 2007 with respect to our consolidated loss and LAE reserves were approximately the midpoint of the actuarially determined range.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of June 30, 2007 and December 31, 2006 on a segment and consolidated basis:

	As of June 30, 2007			As of December 31, 2006
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$385.3	$503.8	$444.6	$330.5	$411.8	$366.2
International Operations	51.4	78.9	62.4	39.4	64.1	48.5

Consolidated loss and LAE reserves	$436.7	$582.7	$507.0	$369.9	$475.9	$414.7

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payment, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at June 30, 2007 at the midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s number of delinquencies, claim rate and average claim size.

Our increase to the reserve balance in the first half of 2007 was primarily due to PMI’s higher default inventory and expected primary claim rates on reported delinquencies. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2007 and 2006:

	2007	2006
	(Dollars in millions)
Balance at January 1,	$366.2	$345.5
Reinsurance recoverables	(2.9)	(2.5)

Net balance at January 1,	363.3	343.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	181.5	123.4
Prior years	45.7	(0.1)

Total incurred	227.2	123.3
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(1.0)	(1.9)
Prior years	(147.5)	(111.1)

Total payments	(148.5)	(113.0)

Net balance at June 30,	442.0	353.3
Reinsurance recoverables	2.6	2.5

Balance at June 30,	$444.6	$355.8

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $148.5 million and $113.0 million for the six months ended June 30, 2007 and 2006, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total incurred of $227.2 million and $123.3 million for the six months ended June 30, 2007 and 2006, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to incurred related to prior periods of $45.7 million for the six months ended June 30, 2007 and decrease to incurred related to prior periods of $0.1 million for the period ended 2006. The table below breaks down the six months ended June 30, 2007 and 2006 changes in reserves by particular accident years:

	Losses and LAE Incurred				Changes in Incurred
Accident Year	June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
2000 and prior	$—	$—	$—	$—	$(0.1)	(0.1)
2001	185.0	185.3	185.2	184.8	(0.3)	0.4
2002	222.2	221.7	221.4	220.2	0.5	1.2
2003	220.8	220.2	219.5	217.6	0.6	1.9
2004	230.9	229.1	228.5	224.7	1.8	3.8
2005	248.5	240.4	239.7	247.0	8.1	(7.3)
2006	295.9	260.8	123.4	—	35.1	—
2007	181.5	—	—	—	—	—

Total					$45.7	$(0.1)

The $45.7 million increase and $0.1 million decrease related to prior years in the first half of 2007 and 2006, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. The $45.7 million increase in prior years’ reserves during the first half of 2007 was due to higher claim rates and claim sizes, and a decrease in PMI’s cure rate. The decline in PMI’s cure rate resulted from, among other things, a slowdown in the time to resolution of defaults (either through cure or claim payment) some or all of which may be attributable to an increase in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures. We expect these workout activities to continue to cause delays in the resolution of delinquent loans during 2007. Future declines in PMI’s cure rate, or higher default or claim rates could lead to further increases in losses and LAE in 2007.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Primary insurance	$402,831	$332,900
Pool insurance	41,763	33,282

Total reserves for losses and LAE	$444,594	$366,182

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or IBNR, and the cost to settle claims, or LAE:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans in default	$393,916	$319,074
IBNR	33,984	33,300
Cost to settle claims (LAE)	16,694	13,808

Total reserves for losses and LAE	$444,594	$366,182

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rate with respect to the June 30, 2007 reserve for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $19.7 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2007, the effect on pre-tax income would be approximately $1.7 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of June 30, 2007, the effect on pre-tax income would be approximately $0.8 million.

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

International Operations— PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at June 30, 2007, of $39.1 million to $53.0 million. As of June 30, 2007, PMI Australia’s recorded reserves for losses and LAE were $44.0 million, which was slightly below the actuarial mid-point, and represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above, the analysis performed by our actuaries and current economic and real estate market condition in Australia. Our estimate of $44.0 million is a 44.7% increase from PMI Australia’s reserve balance of $30.4 million at

December 31, 2006. This increase was primarily due to a 38.4% increase in PMI Australia’s default inventory in 2007. PMI Australia’s default inventory increased to 3,156 loans as of June 30, 2007 from 2,281 loans as of December 31, 2006.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at June 30, 2007 of $12.1 million to $25.6 million. PMI Europe’s recorded loss reserves at June 30, 2007 were $18.1 million, which represented our best estimate and an increase of $0.2 million from PMI Europe’s loss reserve balance of $17.9 million at December 31, 2006. The increase to PMI Europe’s loss reserves in the second quarter of 2007 was primarily due to the seasoning of credit default swap transactions accounted for as insurance.

PMI Asia’s loss reserves at June 30, 2007 were $0.3 million, which represents our best estimate. Our actuaries calculated a range for PMI Asia’s loss reserves at June 30, 2007 of $0.2 million to $0.3 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans in default	$56,299	$41,992
IBNR	5,231	5,751
Cost to settle claims (LAE)	827	811

Total loss and LAE reserves	$62,357	$48,554

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the quarters ended June 30, 2007 and 2006:

	2007	2006
	(Dollars in millions)
Balance at January 1,	$48.5	$23.3
Reinsurance recoverables	(0.8)	(0.8)

Net balance at January 1,	47.7	22.5
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	19.3	10.3
Prior years	9.0	(0.8)

Total incurred	28.3	9.5
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.2)	(0.1)
Prior years	(17.7)	(5.1)

Total payments	(17.9)	(5.2)

Foreign currency translations	3.4	1.1

Net balance at June 30,	61.5	27.9
Reinsurance recoverables	0.9	0.9

Balance at June 30,	$62.4	$28.8

The increase in total incurred of $28.3 million and $9.5 million in the first half of 2007 and 2006, respectively, was primarily due to PMI Australia’s higher reported delinquencies and our re-estimate of expected claim sizes and claim rates for PMI Australia. These increases were primarily the result of moderating or declining home price appreciation in certain areas and interest rate increases in 2006.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$324,595	$(6,374)	$—	$—	$324,595	$(6,374)
Foreign governments	244,477	(8,256)	254,824	(8,681)	499,301	(16,937)
Corporate bonds	480,395	(9,427)	286,428	(10,082)	766,823	(19,509)
U.S. government and agencies	944	(4)	247	(6)	1,191	(10)

Total fixed income securities	1,050,411	(24,061)	541,499	(18,769)	1,591,910	(42,830)
Equity securities:
Common stocks	8,723	(280)	—	—	8,723	(280)
Preferred stocks	58,672	(952)	—	—	58,672	(952)

Total equity securities	67,395	(1,232)	—	—	67,395	(1,232)

Total	$1,117,806	$(25,293)	$541,499	$(18,769)	$1,659,305	$(44,062)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2006 and 2007 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $1.3 million in the first half of 2007.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The length of the earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 20.0% and 19.4% of gross premiums written in the first half of 2007 and 2006, respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development by type of insurance contract. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations are of such magnitude that the recoverability of the deferred costs is not probable. We estimate that, due principally to scheduled amortization, our annual cancellation rate would generally need to exceed 60% before it would become probable that deferred policy costs associated with PMI’s monthly and annual premium policies would not be recoverable. Since 1993, PMI’s highest annual cancellation rate was 56%, which occurred in 2003. No impairment for monthly or annual policies was recognized for that year. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process, specifically related to single premium policies, on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

FASB Project

In 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in the accounting practices requested the Financial Accounting Standards Board (“FASB”) Staff to review and potentially clarify the applicable existing accounting guidance. An exposure draft, Accounting for Financial Guarantee Insurance Contracts, An Interpretation of SFAS No. 60 was issued in April 2007. The draft excludes mortgage guarantee insurance and credit insurance from the scope of the proposed interpretation. It is possible that, upon issuance of the final pronouncement, FGIC, RAM Re and PMI Guaranty may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, that the FASB’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, our consolidated investment portfolio was $3.5 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2007, 86.6% of our investments were long-term fixed income securities, primarily including U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of June 30, 2007:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$345,010
200 basis point decline	$244,440
100 basis point decline	$131,277
100 basis point rise	$(134,242)
200 basis point rise	$(314,414)
300 basis point rise	$(483,675)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.5 as of June 30, 2007.

As of June 30, 2007 $1.1 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Australia and was predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.8493 as of June 30, 2007 compared to 0.7886 as of December 31, 2006. As of June 30, 2007, $0.2 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. The value of the Euro appreciated relative to the U.S. dollar to 1.3542 at June 30, 2007 compared to 1.3199 at December 31, 2006. See Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

On July 26, 2007, our Board of Directors authorized an additional $150 million to the Company’s existing common share repurchase program, bringing the total authorization to $300 million. The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended June 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased/delivered		Average Price Paid per Share (1)	Total Number of Shares Purchased/delivered as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End
04/01//07 – 04/30/07	—		N/A	—	$150,762,592	(2)
05/01/07– 05/31/07	436,152	(3)	N/A	436,152	150,762,592
06/01/07 – 06/30/07	468,500		$48.48	468,500	128,048,798

Total	904,652			904,652	$128,048,798

(1)	The average price paid per common share repurchased includes commissions.
(2)	Reflects amounts remaining under a $400 million common share repurchase program authorized by our Board of Directors in July 2006 and an additional $150 million common share repurchase program authorized by our Board of Directors in February 2007.
(3)	Represents the final delivery of shares under accelerated stock buyback program with an aggregate purchase price of $345 million. Total shares received under the program were 7,624,700 shares with average purchase price of $45.25 per common share.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At The PMI Group’s Annual Meeting of Stockholders on May 17, 2007, the following individuals were elected to the Board of Directors, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Withheld
Mariann Byerwalter	78,896,471	284,566
Dr. James C. Castle	79,002,569	178,468
Carmine Guerro	79,151,893	29,144
Wayne E. Hedien	78,170,901	1,010,136
Louis G. Lower II	79,149,562	31,475
Raymond L. Ocampo Jr.	78,564,474	616,563
John D. Roach	79,151,844	29,193
Dr. Kenneth T. Rosen	77,461,154	1,719,883
Steven L. Scheid	76,817,862	2,363,175
L. Stephen Smith	77,700,673	1,480,364
José H. Villarreal	77,974,938	1,206,099
Mary Lee Widener	77,716,863	1,464,174
Ronald H. Zech	79,150,064	30,973

The following proposal was ratified or approved at the Company’s Annual Meeting, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Against	Abstain
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.	79,117,745	56,669	6,623

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 3, 2007	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 3, 2007	/s/ Thomas H. Jeter
Thomas H. Jeter
Senior Vice President, Chief Accounting Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Summary of Compensation Arrangements Applicable to The PMI Group, Inc. Directors, Effective May 18, 2007

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd. And Subsidiaries Consolidated Financial Statements for the quarters ended June 30, 2007 and 2006