Form 10-Q
period 2007-09-30
PMI GROUP INC
filed 2007-11-07
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 31, 2007	81,120,144

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$256,834	$214,903	$735,532	$634,787
Net investment income	55,408	49,680	159,166	145,561
Equity in (losses) earnings from unconsolidated subsidiaries	(22,602)	31,491	49,655	91,404
Net realized investment gains	394	726	2,386	1,621
Other (loss) income	(3,064)	4,120	6,597	14,843

Total revenues	286,970	300,920	953,336	888,216

LOSSES AND EXPENSES
Losses and loss adjustment expenses	372,844	79,603	628,324	212,403
Amortization of deferred policy acquisition costs	18,022	16,935	51,477	52,063
Other underwriting and operating expenses	50,585	55,949	173,059	168,994
Interest expense	8,358	9,486	25,015	25,732

Total losses and expenses	449,809	161,973	877,875	459,192

(Loss) income before income taxes	(162,839)	138,947	75,461	429,024
Income tax (benefit) expense	(76,066)	34,709	(23,632)	109,823

NET (LOSS) INCOME	$(86,773)	$104,238	$99,093	$319,201

PER SHARE DATA
Basic net (loss) income	$(1.04)	$1.22	$1.15	$3.65

Diluted net (loss) income	$(1.04)	$1.16	$1.14	$3.38

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006

	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$3,310,185	$2,826,853
Equity securities:
Common	180,388	162,263
Preferred	311,206	248,761
Short-term investments	31,661	55,056

Total investments	3,833,440	3,292,933
Cash and cash equivalents	233,256	457,207
Investments in unconsolidated subsidiaries	1,126,781	1,100,387
Related party receivables	1,459	714
Accrued investment income	53,842	45,232
Premiums receivable	67,418	64,524
Reinsurance receivables and prepaid premiums	8,686	21,574
Reinsurance recoverables	4,747	3,741
Deferred policy acquisition costs	94,787	87,008
Property, equipment and software, net of accumulated depreciation and amortization	166,295	174,128
Prepaid income taxes	40,471	7,044
Other assets	114,177	72,698

Total assets	$5,745,359	$5,327,190

LIABILITIES
Reserve for losses and loss adjustment expenses	$770,386	$414,736
Unearned premiums	612,889	520,264
Long-term debt	496,593	496,593
Reinsurance payables	42,493	42,518
Related party payables	653	1,744
Deferred income taxes	104,765	112,993
Other liabilities and accrued expenses	151,870	169,752

Total liabilities	2,179,649	1,758,600

Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized;
119,313,767 shares issued; 81,120,018 and 86,747,031 shares outstanding	1,193	1,193
Additional paid-in capital	887,069	858,188
Treasury stock, at cost (38,193,749 and 32,566,736 shares)	(1,354,603)	(1,164,214)
Retained earnings	3,679,394	3,609,343
Accumulated other comprehensive income, net of deferred taxes	352,657	264,080

Total shareholders’ equity	3,565,710	3,568,590

Total liabilities and shareholders’ equity	$5,745,359	$5,327,190

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,093	$319,201
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from unconsolidated subsidiaries	(49,655)	(91,404)
Net realized investment gains	(2,386)	(1,621)
Depreciation and amortization	20,204	24,134
Deferred income taxes	(8,228)	21,575
Compensation expense related to stock options and employee stock purchase plan	13,507	9,920
Excess tax benefits on the exercise of employee stock options	(4,001)	(2,323)
Policy acquisition costs incurred and deferred	(59,256)	(47,942)
Amortization of deferred policy acquisition costs	51,477	51,482
Net cost to exchange and extinguish long-term debt	—	875
Changes in:
Accrued investment income	(8,610)	(1,738)
Premiums receivable	(2,894)	2,064
Reinsurance receivables, and prepaid premiums net of reinsurance payables	12,863	(4,540)
Reinsurance recoverables	(1,006)	(378)
Prepaid income tax / income tax payable	(33,427)	20,829
Reserve for losses and loss adjustment expenses	355,650	25,369
Unearned premiums	92,625	(1,061)
Other	(44,564)	(60,207)

Net cash provided by operating activities	431,392	264,235

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	231,492	487,887
Proceeds from sales of equity securities	81,475	49,186
Proceeds from sale of unconsolidated subsidiary	3,989	11,227
Investment purchases:
Fixed income securities	(762,472)	(520,464)
Equity securities	(162,776)	(186,369)
Net change in short-term investments	23,395	2,796
Distributions from unconsolidated subsidiaries, net of investments	22,763	18,339
Net change in related party receivables	(795)	2,250
Capital expenditures and capitalized software, net of dispositions	(16,431)	(14,427)

Net cash used in investing activities	(579,360)	(149,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of bridge loan	—	345,000
Issuance of long term debt, net of issuance costs	—	388,041
Net repurchase of senior notes	—	(299,280)
Purchases of treasury stock	(214,996)	(495,000)
Proceeds from issuance of treasury stock for employee benefit plans	30,953	35,241
Excess tax benefits on the exercise of employee stock options	4,001	2,323
Dividends paid to common shareholders	(13,422)	(13,471)

Net cash used in financing activities	(193,464)	(37,146)

Foreign currency translation value increase	117,481	20,624

Net (decrease) increase in cash and cash equivalents	(223,951)	98,138
Cash and cash equivalents at beginning of period	457,207	595,112

Cash and cash equivalents at end of period	$233,256	$693,250

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$31,361	$26,350
Income taxes paid, net of refunds	$59,649	$74,976

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

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”). The Company has received cash payments of $4.0 million during the first nine months of 2007 from the residual interest in SPS mortgage servicing assets. As of September 30, 2007, there was no remaining carrying value of this residual interest.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2006.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the consolidated statement of operations.

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

The SEC requires public companies to disclose condensed financial statement information for significant equity investees and other unconsolidated subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the Company, (ii) the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) equity in income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Summarized financial statement information of FGIC and CMG MI is included in Note 5, Investments in Unconsolidated Subsidiaries.

Related Party Receivables — As of September 30, 2007 and December 31, 2006, related party receivables were $1.5 million and $0.7 million, respectively, which were comprised of non-trade receivables from unconsolidated subsidiaries.

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

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $181.2 million and $156.9 million as of September 30, 2007 and December 31, 2006, respectively.

Under the provisions of Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use purposes and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized costs associated with software developed for internal use of $12.0 million for the nine months ended September 30, 2007 and 2006.

Derivatives — Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. These credit default swaps derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since market values are not available. These models include future estimated claim payments and market input assumptions including discount rates and market spreads to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

In 2007, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expire ratably over the calendar year and had a combined cost of $1.3 million. In 2007, the Company recorded a realized loss of $1.3 million (pre-tax) in other income related to amortization of option costs and mark-to-market adjustments.

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign special purpose wholly-owned subsidiaries principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

Reinsurance — The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance receivable is recorded as an asset. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 64.8% and 65.7% of gross premiums written from the Company’s mortgage insurance operations in the three and nine months ended September 30, 2007, respectively, and 70.3% and 71.6% in the three and nine months ended September 30, 2006, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates were 46.7% and (31.3)% for the three and nine months ended September 30, 2007, respectively, compared to the federal statutory rate of 35.0%. The effective tax rate for the three months ended September 30, 2007 reflects the loss we incurred for the period (including the impact of our equity in losses incurred by FGIC); for the nine months ended September 30, 2007, the effective tax rate reflects our equity in earnings from FGIC and income derived from certain international operations, which have lower effective tax rates, combined with the Company’s municipal bond investment income. The Company records a federal tax expense relating to its proportionate share of net income available to FGIC Corporation’s common shareholders at a rate of 7% based on its assessment that it will ultimately receive those earnings in the form of dividends.

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

On May 17, 2007, The PMI Group’s Board of Directors approved an amendment to the Retirement Plan. The amendment changed the Plan’s benefit formula from a “final pay” pension formula to a cash balance formula. The amendment takes effect immediately for employees hired or rehired on or after September 1, 2007. For employees hired before and continuously employed on September 1, 2007, the amendment will take effect on January 1, 2011. Under the new cash balance plan formula, the Company will contribute 8% of qualified employees’ compensation to cash balance accounts and credit interest at a rate equal to the 30-year Treasury Bond rate.

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

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results of operations of PMI Australia, PMI Europe, PMI Asia, and PMI Canada. Financial Guaranty includes the equity in earnings from FGIC and RAM Re, and the financial results of PMI Guaranty. The Company’s Corporate and Other segment mainly consists of our holding company and contract underwriting operations.

Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. Due to the net loss in this quarter, normally dilutive components of shares outstanding such as stock options were not included in fully diluted shares outstanding as their inclusion would have been anti-dilutive.

The following is a reconciliation of consolidated net income to net income for purposes of calculating diluted EPS for the periods set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net (loss) income:
As reported	$(86,773)	$104,238	$99,093	$319,201
Interest on contingently convertible debt (“CoCo’s”), net of taxes	—	799	—	3,513

Net (loss) income adjusted for diluted EPS calculation	$(86,773)	$105,037	$99,093	$322,714

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the periods set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Shares in thousands)
Weighted-average shares for basic EPS	83,747	85,319	85,833	87,557
Weighted-average stock options and other dilutive components	—	1,029	881	1,125
Weighted-average dilutive components of CoCo’s	—	4,453	—	6,906

Weighted-average shares for diluted EPS	83,747	90,801	86,714	95,588

Basic EPS	$(1.04)	$1.22	$1.15	$3.65
Diluted EPS	$(1.04)	$1.16	$1.14	$3.38
Dividends per share declared and accrued to common shareholders	$0.0525	$0.0525	$0.1575	$0.1575

Share-Based Compensation — The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) for share-based payment transactions. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. For share-based payments granted and unvested upon the adoption of SFAS No. 123R, the Company recognizes the fair value of share-based payments, including employee stock options and employee stock purchase plan shares, granted to employees as compensation expense in the consolidated results of operations.

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not currently expected to materially impact the Company’s consolidated financial condition or results of operations.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of September 30, 2007
Total fixed income securities	$3,274,478	$78,660	$(42,953)	$3,310,185
Equity securities:
Common stocks	126,207	54,868	(687)	180,388
Preferred stocks	314,048	3,137	(5,979)	311,206

Total equity securities	440,255	58,005	(6,666)	491,594
Short-term investments	31,663	—	(2)	31,661

Total investments	$3,746,396	$136,665	$(49,621)	$3,833,440

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2006
Total fixed income securities	$2,738,086	$103,477	$(14,710)	$2,826,853
Equity securities:
Common stocks	117,383	45,175	(295)	162,263
Preferred stocks	240,397	8,419	(55)	248,761

Total equity securities	357,780	53,594	(350)	411,024
Short-term investments	55,046	10	—	55,056

Total investments	$3,150,912	$157,081	$(15,060)	$3,292,933

Net Investment Income — Net investment income consists of the following for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$45,348	$38,163	$126,773	$114,129
Equity securities	6,456	3,899	16,007	9,867
Short-term investments	4,418	8,323	18,878	23,692

Investment income before expenses	56,222	50,385	161,658	147,688
Investment expenses	(814)	(705)	(2,492)	(2,127)

Net investment income	$55,408	$49,680	$159,166	$145,561

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$258,307	$(3,538)	$—	$—	$258,307	$(3,538)
Foreign governments	312,697	(8,456)	245,458	(8,336)	558,155	(16,792)
Corporate bonds	487,484	(11,407)	298,948	(11,214)	786,432	(22,621)
U.S. government and agencies	—	—	243	(2)	243	(2)

Total fixed income securities	1,058,488	(23,401)	544,649	(19,552)	1,603,137	(42,953)
Equity securities:
Common stocks	15,040	(687)	—	—	15,040	(687)
Preferred stocks	184,391	(5,979)	—	—	184,391	(5,979)

Total equity securities	199,431	(6,666)	—	—	199,431	(6,666)

Short-term investments	1,413	(2)	—	—	1,413	(2)

Total	$1,259,332	$(30,069)	$544,649	$(19,552)	$1,803,981	$(49,621)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2007 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $1.9 million and $3.2 million in the third quarter and first nine months of 2007, respectively, compared to $5.2 million and $5.4 million for the corresponding periods in 2006.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	Ownership Percentage	December 31, 2006	Ownership Percentage
	(Dollars in thousands)
FGIC	$884,009	42.0%	$856,519	42.0%
CMG MI	127,206	50.0%	132,403	50.0%
RAM Re	100,408	23.7%	93,730	23.7%
Other	15,158	various	17,735	various

Total	$1,126,781		$1,100,387

As of September 30, 2007, the carrying value of the Company’s investment in FGIC was $884.0 million, which included $617.0 million of cash and capitalized acquisition costs, with the balance representing equity in earnings and the Company’s proportionate share of FGIC’s net unrealized gains (losses) in its investment portfolio.

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	Ownership Percentage	2006	Ownership Percentage	2007	Ownership Percentage	2006	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$(28,902)	42.0%	$23,667	42.0%	$27,872	42.0%	$70,461	42.0%
CMG	4,167	50.0%	5,010	50.0%	13,645	50.0%	15,231	50.0%
RAM Re	2,161	23.7%	2,882	23.7%	7,932	23.7%	5,800	23.7%
Other	(28)	various	(68)	various	206	various	(88)	various

Total	$(22,602)		$31,491		$49,655		$91,404

FGIC’s condensed balance sheets as of September 30, 2007 and December 31, 2006, and condensed statements of operations for the three and nine months ended September 30, 2007 and 2006 are as follows:

	September 30, 2007	December 31, 2006

	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Investments, available for sale, at fair value	$4,067,775	$3,867,039
Variable interest entity fixed maturity securities, held to maturity, at amortized cost	750,000	750,000
Cash and cash equivalents	71,870	33,278
Accrued investment income	55,753	50,214
Policy acquisition costs deferred, net	113,439	93,170
Accounts receivable and other assets	296,143	219,531

Total assets	$5,354,980	$5,013,232

Liabilities:
Reserve for losses and loss adjustment expenses	$40,239	$40,299
Unearned premiums	1,442,018	1,347,592
Accounts payable and other liabilities	358,483	198,008
Variable interest entity floating rate notes	750,000	750,000
Debt	323,390	323,373

Total liabilities	2,914,130	2,659,272
Shareholders’ equity	2,440,850	2,353,960

Total liabilities and shareholders’ equity	$5,354,980	$5,013,232

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$(80,233)	$110,533	$159,300	$323,657
Total expenses	34,416	31,528	101,405	88,682

(Loss) income before income taxes	(114,649)	79,005	57,895	234,975
Income tax (benefit) expense	(49,354)	19,413	(19,107)	57,479

Net (loss) income	(65,295)	59,592	77,002	177,496
Preferred stock dividends	(4,854)	(4,543)	(14,566)	(13,627)

Net (loss) income available to common shareholders	(70,149)	55,049	62,436	163,869
TPG’s ownership interest in common equity	42.0%	42.0%	42.0%	42.0%

TPG’s proportionate share of net (loss) income available to common stockholders	(29,454)	23,113	26,216	68,804
TPG’s proportionate share of management fees and other	552	554	1,656	1,657

Total equity in (losses) earnings from FGIC	$(28,902)	$23,667	$27,872	$70,461

CMG MI’s condensed balance sheets as of September 30, 2007 and December 31, 2006, and condensed statements of operations for the three and nine months ended September 30, 2007 and 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and Investments, at fair value	$277,600	$282,600
Deferred policy acquisition costs	9,244	8,047
Other assets	15,979	14,572

Total assets	$302,823	$305,219

Liabilities:
Reserve for losses and loss adjustment expenses	$21,416	$13,741
Unearned premiums	23,480	24,334
Other liabilities	10,223	9,045

Total liabilities	55,119	47,120
Shareholders’ equity	247,704	258,099

Total liabilities and shareholders’ equity	$302,823	$305,219

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$23,867	$20,572	$68,131	$59,704
Total expenses	11,854	6,217	29,240	16,243

Income before income taxes	12,013	14,355	38,891	43,461
Income tax expense	3,680	4,335	11,602	12,999

Net income	8,333	10,020	27,289	30,462
PMI’s ownership interest in common equity	50.0%	50.0%	50.0%	50.0%

Total equity in earnings from CMG MI	$4,167	$5,010	$13,645	$15,231

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning balance	$93,178	$83,666	$87,008	$86,170
Policy acquisition costs incurred and deferred	19,631	15,899	59,256	48,523
Amortization of deferred policy acquisition costs	(18,022)	(16,935)	(51,477)	(52,063)

Ending balance	$94,787	$82,630	$94,787	$82,630

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

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and September 30, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Balance at January 1,	$414,736	$368,841
Less: reinsurance recoverables	(3,741)	(3,278)

Net balance at January 1,	410,995	365,563
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	453,714	204,690
Prior years (1)	174,610	7,713

Total incurred	628,324	212,403
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(14,112)	(7,943)
Prior years	(266,170)	(180,445)

Total payments	(280,282)	(188,388)
Foreign currency translation effects	6,602	976
Net ending balance at September 30,	765,639	390,554
Reinsurance recoverables	4,747	3,656

Balance at September 30,	$770,386	$394,210

(1)

The $174.6 million increase and $7.7 million increase in total losses and LAE incurred in prior years were due to re-estimates of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The increase in prior years’ reserves in 2007 was primarily due to increases in estimated claim rates and claim sizes.

The increase in total consolidated loss reserves at September 30, 2007 compared to September 30, 2006 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations as a result of increase in default inventory, higher claim rates and higher average claim sizes. Upon receipt of a default notice, future claim payments are estimated relating to those delinquent loans and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

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

Indemnification — SPS — As part of the sale of the Company’s interest in SPS in 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations, including litigation and regulatory actions, and this indemnification obligation may potentially reduce the monthly proceeds that the Company receives post sale. The maximum indemnification obligation for SPS’s operations is $33.7 million. The Company’s portion of this obligation is 61.4% or $20.7 million. As of September 30, 2007, the Company recorded a liability of $6.4 million with respect to this indemnification obligation.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of September 30, 2007, the Company had committed to fund, if called upon to do so, $6.7 million of additional equity in certain limited partnership investments.

Legal Proceedings — Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 9. COMPREHENSIVE INCOME

The components of comprehensive income for the three months and nine months ended September 30, 2007 and 2006 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net (loss) income	$(86,773)	$104,238	$99,093	$319,201
Other comprehensive income (loss), net of deferred taxes:
Total change in unrealized gains/losses during the period	15,472	61,687	(37,659)	(813)
Less: realized investment gains, net of income taxes	(256)	(472)	(1,551)	(1,055)

Change in unrealized gains/losses arising during the period, net of deferred tax expenses (benefits) of $8,355, $31,157, $(16,184) and $1,889, respectively	15,216	61,215	(39,210)	(1,868)
Net unrealized losses from derivatives designated as cash flow hedges, net of deferred tax benefits	—	(9,427)	—	(5,864)
Accretion of cash flow hedges, net of deferred tax expenses	98	17	296	17
Change in foreign currency translation gains	53,064	1,129	117,481	20,624

Other comprehensive income, net of deferred tax benefits	68,378	52,934	78,567	12,909

Comprehensive (loss) income	$(18,395)	$157,172	$177,660	$332,110

The changes in unrealized gains in 2007 were primarily due to increases in fixed income security interest rates, which caused market value declines relative to the consolidated fixed income portfolio as well as the Company’s share of unrealized losses arising in the Company’s unconsolidated subsidiaries’ investment portfolios. The changes in foreign currency translation gains for 2007 were due primarily to strengthening of the Australian dollar and Euro spot exchange rate relative to the U.S. dollar.

NOTE 10. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pension benefits
Service cost	$1,345	$2,438	$6,401	$7,532
Interest cost	908	1,496	3,993	4,349
Expected return on plan assets	(1,364)	(1,437)	(5,205)	(4,137)
Amortization of prior service cost	(357)	(6)	(588)	(15)
Recognized net actuarial loss	88	348	348	821

Net periodic benefit cost	$620	$2,839	$4,949	$8,550

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$125	$161	$375	$484
Interest cost	155	138	465	415
Amortization of prior service cost	(200)	(184)	(600)	(553)
Recognized net actuarial loss	95	69	285	207

Net periodic post-retirement benefit cost	$175	$184	$525	$553

In 2007, the Company contributed approximately $10 million to its Retirement Plan. The Company currently does not expect to make additional contributions to its Retirement Plan in 2007. The benefit costs for the three months and nine months ended September 30, 2007 decreased from the corresponding periods in 2006 primarily due to the amendment to the Retirement Plan in May 2007 (discussed in Note 2).

The amendment also reduced the Plan’s projected benefit obligation by $11.8 million and the reduction was recorded as an adjustment to accumulated other comprehensive income on the Company’s consolidated balance sheet. The adjustment will be amortized through other underwriting and operating expenses over time.

NOTE 11. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $15.6 million increase in deferred tax liabilities, which was accounted for as a reduction to the January 1, 2007 balance of consolidated retained earnings. This liability was accrued upon adoption of FIN 48 and after consideration of certain 2004 California legislation relating to the taxation of insurance companies that could impact the Company’s future tax payments. Additionally, the Company has unrecognized tax benefits of approximately $2.7 million as of September 30, 2007 which if recognized, would affect the Company’s future effective tax rate. Of this total, approximately $2.5 million had been accrued as of December 31, 2006, and an additional $0.2 million has been accrued in 2007.

When incurred, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company incurred interest and penalties of approximately $0.1 million in 2007. The Company remains subject to examination in the following major tax jurisdictions: in the United States from 2001 to present, in California from 2003 to present, in Australia from 2001 to present, in Ireland from 2005 to present, in Canada from 2006 to present, and in Hong Kong from 2006 to present.

NOTE 12. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses of the Company’s operations for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Premiums written
Direct	$319,417	$245,764	$893,464	$725,633
Assumed	8,770	10,478	25,781	30,843
Ceded	(51,464)	(43,816)	(142,494)	(130,331)

Net premiums written	$276,723	$212,426	$776,751	$626,145

Premiums earned
Direct	$295,910	$246,371	$851,674	$728,930
Assumed	12,390	12,467	25,748	36,175
Ceded	(51,466)	(43,935)	(141,890)	(130,318)

Net premiums earned	$256,834	$214,903	$735,532	$634,787

Losses and loss adjustment expenses
Direct	$374,523	$80,139	$629,851	$212,971
Assumed	(10)	25	387	556
Ceded	(1,669)	(561)	(1,914)	(1,124)

Net losses and loss adjustment expenses	$372,844	$79,603	$628,324	$212,403

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Reinsurance recoverables on losses incurred in U.S. Mortgage Insurance Operations were $3.8 million at September 30, 2007 and $2.8 million as of December 31, 2006.

NOTE 13. BUSINESS SEGMENTS

Reporting segments are based upon our internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended September 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$205,539	$50,839	$438	$18	$256,834
Net loss from credit default swaps	—	(8,371)	—	—	(8,371)
Net investment income	28,786	22,366	2,321	1,935	55,408
Equity in earnings (losses) from unconsolidated subsidiaries	4,167	—	(26,741)	(28)	(22,602)
Net realized investment gains (losses)	2,865	(231)	(354)	(1,886)	394
Other income	167	577	—	4,563	5,307

Total revenues	241,524	65,180	(24,336)	4,602	286,970

Losses and expenses:
Losses and loss adjustment expenses (“LAE”)	348,314	24,530	—	—	372,844
Amortization of deferred policy acquisition costs	12,809	4,939	274	—	18,022
Other underwriting and operating expenses	18,420	14,740	507	16,918	50,585
Interest expense	36	—	731	7,591	8,358

Total losses and expenses	379,579	44,209	1,512	24,509	449,809

(Loss) income before income taxes	(138,055)	20,971	(25,848)	(19,907)	(162,839)
Income tax (benefit) expense	(72,833)	7,092	(1,456)	(8,869)	(76,066)

Net (loss) income	$(65,222)	$13,879	$(24,392)	$(11,038)	$(86,773)

	Three Months Ended September 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$168,118	$46,766	$—	$19	$214,903
Income from credit default swaps	—	978	—	—	978
Net investment income (loss)	27,082	17,442	(1)	5,157	49,680
Equity in earnings (losses) from unconsolidated subsidiaries	5,010	—	26,549	(68)	31,491
Net realized investment gains (losses)	1,620	3,452	—	(4,346)	726
Other (loss) income	(22)	(40)	—	3,204	3,142

Total revenues	201,808	68,598	26,548	3,966	300,920

Losses and expenses:
Losses and LAE	67,699	11,907	—	(3)	79,603
Amortization of deferred policy acquisition costs	12,830	4,105	—	—	16,935
Other underwriting and operating expenses	22,619	10,971	—	22,359	55,949
Interest expense	1	124	—	9,361	9,486

Total losses and expenses	103,149	27,107	—	31,717	161,973

Income (loss) before income taxes	98,659	41,491	26,548	(27,751)	138,947
Income tax expense (benefit)	27,819	12,048	2,820	(7,978)	34,709

Net income (loss)	$70,840	$29,443	$23,728	$(19,773)	$104,238

	Nine Months Ended September 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$594,683	$139,605	$1,197	$47	$735,532
Net loss from credit default swaps	—	(4,964)	—	—	(4,964)
Net investment income	83,074	62,111	6,956	7,025	159,166
Equity in earnings from unconsolidated subsidiaries	13,645	—	35,804	206	49,655
Net realized investment gains (losses)	6,113	(141)	(354)	(3,232)	2,386
Other income	171	352	—	11,038	11,561

Total revenues	697,686	196,963	43,603	15,084	953,336

Losses and expenses:
Losses and LAE	575,482	52,842	—	—	628,324
Amortization of deferred policy acquisition costs	38,001	12,831	645	—	51,477
Other underwriting and operating expenses	72,840	37,970	1,393	60,856	173,059
Interest expense	75	6	2,194	22,740	25,015

Total losses and expenses	686,398	103,649	4,232	83,596	877,875

Income (loss) before income taxes	11,288	93,314	39,371	(68,512)	75,461
Income tax (benefit) expense	(33,913)	28,212	4,885	(22,816)	(23,632)

Net income (loss)	$45,201	$65,102	$34,486	$(45,696)	$99,093

	Nine Months Ended September 30, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues:
Premiums earned	$503,482	$131,252	$—	$53	$634,787
Income from credit default swaps	—	4,744	—	—	4,744
Net investment income	79,823	47,852	1	17,885	145,561
Equity in earnings (losses) from unconsolidated subsidiaries	15,231	—	76,260	(87)	91,404
Net realized investment gains (losses)	2,162	3,846	—	(4,387)	1,621
Other (loss) income	(38)	(559)	—	10,696	10,099

Total revenues	600,660	187,135	76,261	24,160	888,216

Losses and expenses:
Losses and LAE	190,999	21,407	—	(3)	212,403
Amortization of deferred policy acquisition costs	39,434	12,629	—	—	52,063
Other underwriting and operating expenses	73,455	30,873	—	64,666	168,994
Interest expense	2	124	—	25,606	25,732

Total losses and expenses	303,890	65,033	—	90,269	459,192

Income (loss) before income taxes	296,770	122,102	76,261	(66,109)	429,024
Income tax expense (benefit)	83,660	38,554	7,426	(19,817)	109,823

Net income (loss)	$213,110	$83,548	$68,835	$(46,292)	$319,201

	September 30, 2007 (Unaudited)
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets:
Cash and investments, at fair value	$2,078,322	$1,681,609	$205,766	$100,999	$4,066,696
Investments in unconsolidated subsidiaries	127,206	—	984,417	15,158	1,126,781
Property, equipment and software, net of accumulated depreciation and amortization	80,170	6,400	131	79,594	166,295
Other assets	234,041	103,905	7,740	39,901	385,587

Total assets	$2,519,739	$1,791,914	$1,198,054	$235,652	$5,745,359

Liabilities:
Reserve for losses and loss adjustment expenses	$698,238	$72,148	$—	$—	$770,386
Unearned premiums	112,634	493,486	6,748	21	612,889
Long-term debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	205,749	72,522	37,766	(16,256)	299,781

Total liabilities	1,016,621	638,156	94,514	430,358	2,179,649

Shareholders’ equity (deficit)	1,503,118	1,153,758	1,103,540	(194,706)	3,565,710

Total liabilities and shareholders’ equity	$2,519,739	$1,791,914	$1,198,054	$235,652	$5,745,359

	December 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets:
Cash and investments, at fair value	$1,990,326	$1,349,069	$210,277	$200,468	$3,750,140
Investments in unconsolidated subsidiaries	132,403	—	950,249	17,735	1,100,387
Property, equipment and software, net of accumulated depreciation and amortization	87,139	4,002	—	82,987	174,128
Other assets	185,820	88,562	4,292	23,861	302,535

Total assets	$2,395,688	$1,441,633	$1,164,818	$325,051	$5,327,190

Liabilities:
Reserve for losses and loss adjustment expenses	$366,182	$48,554	$—	$—	$414,736
Unearned premiums	106,445	412,196	1,589	34	520,264
Long-term debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	283,544	67,645	41,440	(65,622)	327,007

Total liabilities	756,171	528,395	93,029	381,005	1,758,600

Shareholders’ equity (deficit)	1,639,517	913,238	1,071,789	(55,954)	3,568,590

Total liabilities and shareholders’ equity	$2,395,688	$1,441,633	$1,164,818	$325,051	$5,327,190

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Such uncertainties and other factors include, but are not limited to, the following:

•

changes in economic conditions and factors, including, but not limited to: economic recessions or slowdowns; changes in interest rates, consumer confidence, housing demand, housing values, foreclosures, liquidity in the capital markets, unemployment rates, consumer and borrower credit and levels of refinancing activity, especially in regions where our risk is more concentrated (e.g., California and Florida); or developments in the financial and equity markets, including changes in interest rates and foreign currency exchange rates, which could affect our investment portfolio and financing plans;

•	potential limitations (due to market conditions or otherwise) on our ability to raise significant amounts of capital, in the event that we need to do so;

•

PMI’s default inventory and default rate have increased significantly in 2007. Factors contributing to the increase have included delinquencies in certain adjustable rate mortgages and high LTV loans, declining home prices (particularly in California and Florida) and economic conditions in certain Midwestern states. Other portions of PMI’s portfolio (such as PMI’s portfolio of Alt-A loans) could also suffer increasing defaults and losses due to continued adverse conditions in the U.S. housing and mortgage markets. PMI expects its default inventory and default rate to continue to increase in the fourth quarter of 2007. Such increases could harm our operating results;

•

PMI’s claim rates and average claim sizes have increased in 2007. Home price declines and diminished availability of certain loan products, and a decrease in the percentage of the default inventory that is returning to current status have contributed to higher claim rates. Higher loan sizes and coverage levels in PMI’s portfolio and declining home prices (which limit PMI’s loss mitigation opportunities) have contributed to an increase in PMI’s average claim sizes. We expect these factors will contribute to further increases in claim rates and average claim sizes. If future claim rates or claim sizes exceed our current expectations, our operating results could suffer;

•	changes in the volume of mortgage originations or mortgage insurance cancellations, which could reduce our insurance in force;

•

the level and severity of default and claims experienced by our insurance subsidiaries, an increase in unanticipated defaults claims, the level and impact of future loan modifications, or any insufficiency in our loss reserve estimates;

•

changes in the demand for mortgage insurance as a result of economic factors, government policy changes, competition, new products, the use of product alternatives to mortgage insurance (such as 80/20 or similar loans or alternative risk transfer products or structures), and trends in pricing or in policy terms and conditions;

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

•

rating agency actions, beyond those taken in October and November 2007 described herein, such as changes in our or our subsidiaries’ or unconsolidated subsidiaries’ claims-paying, financial strength or credit ratings. The rating agencies have indicated that they are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance and financial guaranty industries, changes in regulatory conditions, competition, underwriting and investment losses and the perceived need for us to make capital contributions to our subsidiaries. A downgrade of our insurance subsidiaries’ ratings could have a material, negative affect on our consolidated financial condition and results of operations;

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

•

the performance of our international subsidiaries, which depend upon a number of factors, including changes in the economic, political, legal, regulatory, and competitive environments in which they operate, fluctuations in foreign currency exchange rates, and fluctuations in market spreads which impact changes in the estimated fair market value of derivative contracts in determining gains and losses on such contracts;

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

Financial Results for the Quarter and Nine Months Ended September 30, 2007

For the third quarter of 2007, we recorded a consolidated net loss of $86.8 million compared to consolidated net income of $104.2 million for the corresponding period in 2006. Our consolidated net income for the first nine months of 2007 was $99.1 million compared to $319.2 million for the corresponding period in 2006. These changes in our financial results were primarily due to higher U.S. losses and loss adjustment expenses (which includes claims paid, loss adjustment expenses and changes in loss reserves) in 2007 and our equity in losses incurred by FGIC in the third quarter of 2007. Our financial results in the third quarter and nine months ended September 30, 2007 were positively impacted by higher premiums earned in the U.S. and Australia.

Overview of Our Business

We are a global provider of credit enhancement products that expand homeownership and strengthen communities by delivering innovative solutions to financial markets worldwide. We offer first loss, mezzanine and risk remote financial insurance across the credit spectrum. Our financial products are designed to reduce risk, lower costs and expand market access for our customers. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. U.S. Mortgage Insurance Operations recorded a net loss of $65.2 million in the third quarter of 2007 and net income of $45.2 million for the first nine months of 2007, compared to net income of $70.8 million and $213.1 million for the corresponding periods in 2006. The results from U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”).

•

International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, Asia, and Canada. Net income from our International Operations segment was $13.9 million and $65.1 million for the third quarter and first nine months of 2007, respectively, compared to $29.4 million and $83.5 million for the corresponding periods in 2006.

•

Financial Guaranty. We are the lead investor in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), provides financial guaranty insurance. We also have a significant interest in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, provides financial guaranty reinsurance. Our Financial Guaranty segment also includes PMI Guaranty Co., our wholly-owned surety company based in New Jersey. PMI Guaranty was formed in 2006 to provide financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services. Our Financial Guaranty segment generated a net loss of $24.4 million for the third quarter of 2007 and net income of $34.5 million for the first nine months of 2007, compared to net income of $23.7 million and $68.8 million for the corresponding periods in 2006.

•

Corporate and Other. Our Corporate and Other segment consists of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $11.0 million and $45.7 million for the third quarter and first nine months of 2007, respectively, compared to net losses of $19.7 million and $46.2 million for the corresponding periods in 2006.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Losses and LAE. Continuing deterioration in the U.S. housing and mortgage markets has caused PMI’s losses and loss adjustment expenses (“LAE”) and default inventory to increase significantly in the third quarter and first nine months of 2007. We increased PMI’s net loss reserves in the third quarter and first nine months of 2007 by $252.4 million and $331.1 million, respectively, as a result of the increase in PMI’s default inventory (discussed under Defaults below), higher claim rates and higher average claim sizes. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and a decrease in the percentage of the default inventory that is returning to current status (“cure rate”). The increase in PMI’s average claim sizes has been driven by higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. We expect claim rates and average claim sizes to continue to increase and our third quarter of 2007 loss reserve increase reflects this expectation. Future claim rates or claim sizes beyond our current expectations will negatively impact losses and LAE.

Claims paid including LAE increased in the third quarter and first nine months of 2007 to $95.9 million and $244.4 million, respectively, from $65.0 million and $178.0 million in the corresponding periods in 2006. These increases were primarily due to the higher claim rates and higher average claim sizes discussed above. Because we expect claim rates and claim sizes to continue to increase, we also expect PMI’s claims paid to be higher in the fourth quarter of 2007 than in the current period.

•

Defaults. PMI’s primary default inventory increased to 50,742 as of September 30, 2007, from 42,349 as of June 30, 2007 and 39,997 as of December 31, 2006. PMI’s primary default rate increased to 6.45% as of September 30, 2007 from 5.64% as of June 30, 2007 and 5.55% as of December 31, 2006. The increases in PMI’s primary default inventory and default rate in 2007 have been driven by the continued development of PMI’s 2005 portfolio and adverse and accelerated development of PMI’s 2006 and 2007 insured loan portfolios.

PMI’s 2005 and 2006 insured books have been particularly affected by delinquencies in its structured finance channel of 2/28 hybrid ARMs, adjustable rate mortgages where the interest rate on the note is fixed for an initial two year period and floats thereafter. As of September 30, 2007, risk in force from 2/28 hybrid ARMs in all book years originated through PMI’s structured finance channel represented 3.8% of PMI’s primary risk in force and delinquent risk in force from 2/28 hybrid ARMs originated through structured finance represented 16.7% of delinquent primary risk in force. PMI’s 2007 book, which is still in its initial stage of development, has been affected by higher than expected levels of delinquent high LTV loans, loans above 97% LTV, in its flow channel. As of September 30, 2007, risk in force from high LTV loans in all book years originated through PMI’s flow channel represented 19.5% of PMI’s primary risk in force and delinquent flow high LTV loan risk in force represented 19.5% of PMI’s delinquent primary risk in force. Delinquency development of high LTV loans originated in 2007 is more rapid than development in 2006 of high LTV loans originated in that year.

Declining home prices, particularly in California and Florida, and economic conditions in Michigan, Indiana, Ohio, and Illinois have also negatively affected the development of PMI’s 2005, 2006 and 2007 portfolios. As of September 30, 2007, risk in force from California and Florida insured loans represented 7.7% and 10.8% of PMI’s primary risk in force, respectively. Delinquent risk in force from California and Florida represented 10.7% and 13.5% of PMI’s delinquent primary risk in force, respectively. These delinquency percentages represent significant increases since December 31, 2006, when California and Florida delinquencies were below PMI’s average primary delinquency rate. As of September 30, 2007, risk in force from the Midwestern states noted above represented 13.8% of PMI’s primary risk in force and delinquent risk in force from those states represented 17.7% of delinquent primary risk in force.

PMI’s delinquent loan inventory typically increases in the fourth quarter of each year due to seasonality. As the 2005, 2006 and 2007 books continue to age under difficult market conditions, we expect PMI’s default inventory and default rate to be higher in the fourth quarter of 2007 than in the current period (even after adjusting for expected seasonality).

•

Credit and Portfolio Characteristics. PMI’s primary risk in force as of September 30, 2007 consisted of higher percentages of high LTV, interest only and Alt-A loans compared to September 30, 2006. We consider a loan Alt-A if it has a credit score of 620 or greater, and the borrower requests and is given the option of providing reduced documentation verifying income, assets, deposit information, and/or employment. We believe that these percentage increases generally reflected higher concentrations of these loans in the mortgage origination and private mortgage insurance markets in 2006 and early 2007. In the second and third quarters of 2007, the percentages of PMI’s new insurance written (“NIW”) comprised of Alt-A loans and ARMs has significantly decreased as a result of changes in the mortgage origination market and PMI’s underwriting guidelines. We expect these decreases to continue. The higher percentages of high LTV loans in PMI’s primary risk in force (23.8% as of September 30, 2007 compared to 15.9% as of September 30, 2006) and NIW is consistent with trends in the mortgage origination market and reflects the decline in alternative loan product originations (particularly 80/20 loans) which serve as substitutes for low down payment mortgages that typically require mortgage insurance. As a result of changes made to PMI’s pricing and underwriting guidelines, we expect the percentage of NIW comprised of high LTV loans to decline in the fourth quarter and through 2008.

As discussed above, PMI has experienced higher than expected delinquency rates on high LTV loans and 2/28 hybrid ARMs. In general, we expect these loans, as well as Alt-A loans and less-than-A quality loans (generally loans with credit scores less than 620), to experience higher default and claim rates, and we incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. While PMI’s Alt-A portfolio has generally performed within our expectations to date, continued market stress could negatively affect this portfolio’s future loss development.

•

New Insurance Written (NIW). PMI’s primary NIW increased by 89.3% in the third quarter and by 62.5% in the first nine months of 2007 compared to the corresponding periods in 2006. These increases were primarily attributable to higher levels of NIW generated by PMI’s flow channel in 2007. The increase in PMI’s flow channel NIW was driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to diminished demand in the capital markets for these products. We also believe that the private mortgage insurance market increased as a result of tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007.

We expect PMI’s NIW in the fourth quarter of 2007 to decline from the third quarter. We also expect PMI’s NIW to be lower in 2008 than in 2007. Our expectations are based upon the continuing slowdown in the mortgage origination and secondary mortgage markets and the previously described changes to PMI’s pricing and underwriting guidelines with respect to high LTV and Alt-A loans.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 73.3% as of September 30, 2007, 69.6% as of December 31, 2006 and 67.3% as of September 30, 2006. The improvement in PMI’s persistency rate reflects lower levels of residential mortgage refinance activity and home price declines. If these trends continue, we expect that policy cancellation rates will continue to slow, PMI’s persistency rate will continue to improve and PMI’s insurance in force will be positively affected.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of September 30, 2007, 50.2% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 53.9% as of September 30, 2006. This decrease was primarily due to a higher percentage of NIW generated by products that are generally not subject to captive reinsurance agreements. Based on current trends, we expect that the captive trust assets will begin to reduce PMI’s losses and LAE in 2008 and materially reduce PMI’s losses and LAE in 2009.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. PMI Australia’s losses and LAE increased to $21.8 million and $48.2 million for the third quarter and first nine months of 2007, respectively, from $10.5 million and $18.5 million for the corresponding periods in 2006. These increases were primarily a result of higher actual and expected claims paid, driven by higher claim rates and average claim sizes. PMI Australia’s loss experience in 2007 has been negatively affected by interest rate increases in 2006 and 2007, and moderating home price appreciation and home price declines in some markets. PMI Australia’s claims paid were $16.8 million and $32.5 million in the third quarter and first nine months of 2007, compared to $ 4.5 million and $8.9 million in the corresponding periods in 2006. PMI Australia’s loss reserves were increased by $5.0 million and $15.7 million in the third quarter and first nine months of 2007, respectively, primarily as a result of increases in claim rates, average claim sizes and PMI Australia’s default inventory.

•

PMI Europe. Changes in the fair value of credit default swaps (“CDS”) derivative contracts may occur as a result of a number of factors, including changes in market spreads and to the extent actual claims payments differ from estimated claims payments. We recorded an unrealized mark-to-market loss of $8.6 million on PMI Europe’s CDS derivative contracts in the third quarter of 2007 as a result of significant widening of market spreads. Credit deterioration predominately in the U.S. sub-prime market has impacted market spreads worldwide, including spreads on PMI Europe’s CDS portfolio which relates only to European prime mortgage risks. Continuing volatility of market spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these market spreads does not reflect the credit quality of PMI Europe’s CDS portfolio and we believe these spread-driven changes in fair value will have little or no impact on future estimated net cash flows. In the third quarter and first nine months of 2007, PMI Europe’s net income was also negatively affected by decreases in premiums earned associated with the Royal & Sun Alliance (“R&SA”) insurance portfolio acquired in 2003 and positively impacted by primary NIW. We expect these trends to continue in the fourth quarter of 2007.

•

PMI Asia. PMI Asia’s net income is affected by, among other things, the level of mortgage originations in Hong Kong. PMI Asia’s reinsurance premiums written increased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 due to higher levels of origination activity in Hong Kong, partially offset by PMI Asia’s leading customer’s increased retention of risk.

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and other functional foreign currencies. The changes in the average foreign currency exchange rates from the third quarter and first nine months of 2006 to the corresponding periods in 2007 positively affected International Operations’ net income by $1.5 million and $5.3 million, respectively. Foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the local currency.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC. FGIC’s financial performance is affected by, among other things, interest rate movements, which may generate refundings, the volume of issuance in the public and structured finance markets and FGIC’s ability to penetrate these markets. FGIC’s financial performance is also subject to changes in the fair value of its financial guaranty contracts accounted for as derivatives. FGIC’s net realized and unrealized mark-to-market losses on such derivative contracts were $206.2 million in the third quarter of 2007 and $222.1 million for the first nine months of 2007 compared to net realized and unrealized mark-to-market gains of $1.1 million and $0.3 million for the corresponding periods in 2006. The 2007 losses consisted predominantly of unrealized mark-to-market losses related to financial guaranty contracts issued by FGIC in CDS form on collateralized debt obligations (“CDOs”), collateralized by asset-backed securities, including mortgage-backed securities. The unrealized CDO mark-to-market losses were caused primarily by widening credit spreads. Future valuation estimations by FGIC of its derivative contracts may differ materially from those reflected in the current period.

•

RAM Re. On November 5, 2007, RAM Re announced a $14.7 million loss for its third quarter of 2007 due primarily to an unrealized mark-to-market loss of $28.4 million on its credit derivative portfolio as a result of widening credit spreads. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s third quarter results will be reflected in our consolidated financial results in the fourth quarter of 2007.

•

PMI Guaranty. PMI Guaranty began operations in the fourth quarter of 2006. The company provides credit enhancement on both a reinsurance and direct basis, and its insured portfolio includes mortgage-backed securities (“MBS”) and public finance sector transactions. PMI Guaranty’s net income for the third quarter and the first nine months of 2007 was $1.2 million and $3.9 million, respectively. We believe that PMI Guaranty’s losses and LAE will likely increase as a result of future additions to reserves and/or claims relating to the $48.5 million par amount of mortgage-backed securities that it has insured to date.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Contract Underwriting Services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies, and accruals thereof, were $1.4 million and $5.0 million in the third quarter and first nine months of 2007 compared to $3.8 million and $8.9 million in the corresponding periods in 2006.

•

Share-Based Compensation. During the third quarter and first nine months of 2007, we incurred pre-tax share-based compensation expense of $2.9 million and $13.5 million, respectively, compared to $2.3 million and $9.9 million for the corresponding periods in 2006. Our share-based compensation expense was lower in 2006 as a result of our acceleration of out-of-the-money stock options in 2005.

•

Additional Items Affecting this Segment. Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$256.8	$214.9	19.5%	$735.5	$634.8	15.9%
Net investment income	55.4	49.7	11.5%	159.2	145.6	9.3%
Equity in (losses) earnings from unconsolidated subsidiaries	(22.6)	31.5	(171.7)%	49.7	91.4	(45.6)%
Net realized investment gains	0.4	0.7	(42.9)%	2.4	1.6	50.0%
Other (loss) income	(3.0)	4.1	(173.2)%	6.6	14.8	(55.4)%

Total revenues	287.0	300.9	(4.6)%	953.4	888.2	7.3%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	$372.8	$79.6	—	$628.3	$212.4	195.8%
Amortization of deferred policy acquisition costs	18.0	16.9	6.5%	51.5	52.1	(1.2)%
Other underwriting and operating expenses	50.6	56.0	(9.6)%	173.1	169.0	2.4%
Interest expense	8.4	9.5	(11.6)%	25.0	25.7	(2.7)%

Total losses and expenses	449.8	162.0	177.7%	877.9	459.2	91.2%

(Loss) income before income taxes	(162.8)	138.9	—	75.5	429.0	(82.4)%
Income tax (benefit) expense	(76.0)	34.7	—	(23.6)	109.8	(121.5)%

Net (loss) income	$(86.8)	$104.2	(183.3)%	$99.1	$319.2	(69.0)%

Diluted (loss) earnings per share	$(1.04)	$1.16	(189.7)%	$1.14	$3.38	(66.3)%

For the third quarter of 2007, we recorded a consolidated net loss of $86.8 million compared to consolidated net income of $104.2 million for the corresponding period in 2006. Our consolidated net income for the first nine months of 2007 was $99.1 million compared to $319.2 million for the corresponding period in 2006. These changes in our financial results were primarily due to higher losses and LAE in 2007 in the U.S. and equity in losses incurred by FGIC in the third quarter of 2007. Our financial results in the third quarter and nine months ended September 30, 2007 were positively impacted by higher premiums earned in the U.S. and Australia.

The increases in premiums earned in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were driven by higher levels of PMI’s primary NIW, higher insured loan sizes, and higher U.S. average primary premium rates (reflecting changes in the business mix of our U.S. portfolio as described above under “Conditions and Trends Affecting our Business — Credit and Portfolio Characteristics”). PMI Australia’s insurance in force growth also contributed to the increases in premiums earned.

The increases in net investment income in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were due to growth in PMI Australia’s investment portfolio, a stronger Australian dollar relative to the U.S. dollar and an increase in our consolidated book yield. Our consolidated pre-tax book yield was 5.47% and 5.38% as of September 30, 2007 and 2006, respectively.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in losses from FGIC for the third quarter of 2007 was $28.9 million compared to equity in earnings from FGIC of $23.6 million for the same period in 2006. Equity in earnings from FGIC for the first nine months of 2007 decreased to $27.9 million from $70.4 million for the corresponding period in 2006. FGIC’s financial results for the third quarter and first nine months of 2007 were negatively impacted by net unrealized mark-to-market losses of $206.6 million and $222.6 million, respectively, predominantly related to CDS derivative contracts. These market value changes were due principally to widening credit spreads.

The increases in our losses and LAE in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to increases to loss reserves in the U.S. and higher claims paid in the U.S. and, to a lesser extent, Australia. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in the third quarter was due to a $252.4 million increase to net loss reserves in the quarter and a $30.9 million increase in claims paid compared to the third quarter of 2006. In the first nine months of 2007, U.S. Mortgage Insurance Operations’ net loss reserves were increased by $331.1 million while claims paid increased by $66.4 million over the corresponding period in 2006.

The decrease in other underwriting and operating expenses in the third quarter of 2007 compared to the corresponding period in 2006 was primarily a result of lower employee compensation expenses in the third quarter of 2007. The increase in other underwriting and operating expenses in the first nine months of 2007 compared to the corresponding period in 2006 was primarily due to growth in our International Operations and lower share-based compensation expenses in 2006.

We recorded income tax benefits of $76.0 million and $23.6 million for the third quarter and first nine months of 2007, respectively, compared to income tax expenses of $34.7 million and $109.8 million for the corresponding periods in 2006. We record income taxes at the end of each quarter based on our current best estimate of the annual effective tax rate. The estimated annual effective tax rate is then applied to quarter-to-date and year-to-date pre-tax net income or loss at the end of every quarter to determine the current period’s tax expense or benefit. The effective tax rates for the third quarter and first nine months of 2007 were 46.7% and (31.3)%, respectively, compared to 25.0% and 25.6% for the corresponding periods in 2006. The changes in 2007 effective tax rates compared to 2006 were due to the losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments.

Segment Results

The following table presents consolidated net income (loss) and net income (loss) for each of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(65.2)	$70.8	(192.1)%	$45.2	$213.1	(78.8)%
International Operations	13.9	29.4	(52.7)%	65.1	83.5	(22.0)%
Financial Guaranty	(24.4)	23.7	—	34.5	68.8	(49.9)%
Corporate and Other	(11.0)	(19.7)	(44.2)%	(45.7)	(46.2)	(1.1)%

Consolidated net (loss) income *	$(86.8)	$104.2	(183.3)%	$99.1	$319.2	(69.0)%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$214.4	$160.5	33.6%	$599.5	$482.8	24.2%

Premiums earned	$205.5	$168.1	22.2%	$594.7	$503.5	18.1%
Net investment income	28.8	27.1	6.3%	83.1	79.8	4.1%
Equity in earnings from unconsolidated subsidiaries	4.2	5.0	(16.0)%	13.6	15.2	(10.5)%
Net realized gains	2.9	1.6	81.3%	6.1	2.2	177.3%
Other income	0.1	—	—	0.2	—	—

Total revenues	241.5	201.8	19.7%	697.7	600.7	16.1%

Losses and LAE	348.3	67.7	—	575.5	191.0	—
Underwriting and operating expenses	31.3	35.5	(11.8)%	110.9	112.9	(1.8)%

Total losses and expenses	379.6	103.2	—	686.4	303.9	125.9%

(Loss) income before income taxes	(138.1)	98.6	—	11.3	296.8	(96.2)%
Income tax (benefit) expense	(72.9)	27.8	—	(33.9)	83.7	(140.5)%

Net (loss) income	$(65.2)	$70.8	(192.1)%	$45.2	$213.1	(78.8)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Gross premiums written	$266.5	$205.8	29.5%	$743.4	$617.4	20.4%
Ceded premiums, net of assumed	(47.0)	(42.1)	11.6%	(131.1)	(125.2)	4.7%
Refunded premiums	(5.1)	(3.2)	59.4%	(12.8)	(9.4)	36.2%

Net premiums written	$214.4	$160.5	33.6%	$599.5	$482.8	24.2%

Premiums earned	$205.5	$168.1	22.2%	$594.7	$503.5	18.1%

The increases in gross and net premiums written and premiums earned in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to higher levels of primary NIW, higher insured loans sizes, and higher average primary premium rates. PMI’s average primary premium rates increased primarily as a result of changes in the business mix of PMI’s portfolio. (For a discussion of these changes, see Credit and Portfolio Characteristics, below.)

As of September 30, 2007, 50.2% of PMI’s primary insurance in force and 50.2% of primary risk in force were subject to captive reinsurance agreements compared to 53.9% and 54.4% as of September 30, 2006. These decreases were primarily due to a higher percentage of NIW generated by products that are generally not subject to captive reinsurance agreements.

Net investment income – The increases in net investment income in the third quarter and first nine months of 2007 compared to the same periods in 2006 were primarily due to an increase in municipal bond refundings in 2007. The pre-tax book yield as of September 30, 2007 and September 30, 2006 was 5.31% and 5.33%, respectively.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI decreased in the third quarter and first nine months of 2007 compared to the same periods in 2006 primarily as a result of higher losses and underwriting expenses, partially offset by higher premiums earned.

Losses and LAE — PMI’s losses and LAE represent claims paid, certain expenses related to default notification and claim processing and changes to loss reserves during the applicable period. Because losses and LAE includes changes to loss reserves, it reflects our best estimate of PMI’s future claim payments and costs to process claims relating to PMI’s current inventory of loans in default. Claims paid including LAE includes amounts paid on primary and pool insurance claims, and LAE. PMI’s losses and LAE and related claims data are shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions, except claim size)
Claims paid including LAE	$95.9	$65.0	47.5%	$244.4	$178.0	37.3%
Change in net loss reserves	252.4	2.7	—	331.1	13.0	—

Losses and LAE	$348.3	$67.7	—	$575.5	$191.0	—

Number of primary claims paid	2,675	2,346	14.0%	7,373	6,442	14.5%
Average primary claim size (in thousands)	$32.8	$24.4	34.4%	$29.9	$24.2	23.6%

Continuing deterioration in the U.S. housing and mortgage markets has caused PMI’s losses and LAE and default inventory to increase significantly in the third quarter and first nine months of 2007. We increased PMI’s net loss reserves in the third quarter and first nine months of 2007 by $252.4 million and $331.1 million, respectively, as a result of the increase in PMI’s default inventory (discussed under Defaults below), higher claim rates and higher average claim sizes. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and a decrease in the cure rate. The increase in PMI’s average claim sizes has been driven by higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. We expect claim rates and average claim sizes to continue to increase and our third quarter of 2007 loss reserve increase reflects this expectation. Future claim rates or claim sizes beyond our current expectations will negatively impact losses and LAE. Changes in economic conditions, including mortgage interest rates, job creations, unemployment rates and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the quarter or year in which such changes occur.

The increases in claims paid including LAE in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to the higher claim rates and higher average claim sizes discussed above. Because we expect claim rates and claim sizes to continue to increase, we also expect PMI’s claims paid to be higher in the fourth quarter of 2007 than in the current period. Primary claims paid were $87.7 million and $220.4 million in the third quarter and first nine months of 2007, respectively, compared to $57.3 million and $155.6 million in the corresponding periods in 2006. Pool insurance claims paid were $5.4 million and $15.1 million in the third quarter and first nine months of 2007, respectively, compared to $5.0 million and $14.5 million in the corresponding periods in 2006.

Defaults — PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment.

PMI’s primary default data are presented in the table below.

	As of September 30,		Percent Change/ Variance
	2007	2006
Flow policies in force	651,354	610,129	6.8%
Structured policies in force	134,947	104,613	29.0%

Primary policies in force	786,301	714,742	10.0%

Flow loans in default	35,026	28,151	24.4%
Structured loans in default	15,716	10,422	50.8%

Primary loans in default	50,742	38,573	31.5%

Primary default rate	6.45%	5.40%	1.05 pps
Primary default rate for flow transactions	5.38%	4.61%	0.77 pps
Primary default rate for structured transactions	11.65%	9.96%	1.69 pps

PMI’s primary default rate was 5.64% at June 30, 2007 and 5.55% at December 31, 2006. Primary loans in default as of September 30, 2007 were 50,742 compared to 42,349 as of June 30, 2007 and 39,997 as of December 31, 2006. The increases in PMI’s primary default inventory and default rate in 2007 have been driven by the continued development of PMI’s 2005 portfolio and adverse and accelerated development of PMI’s 2006 and 2007 insured loan portfolios. PMI’s 2005 and 2006 insured books have been particularly affected by delinquencies in its structured finance channel of 2/28 hybrid ARMs, adjustable rate mortgages where the interest rate on the note is fixed for an initial two year period and floats thereafter. As of September 30, 2007, risk in force from 2/28 hybrid ARMs in all book years originated through PMI’s structured finance channel represented 3.8% of PMI’s primary risk in force and delinquent risk in force from 2/28 hybrid ARMs originated through structured finance represented 16.7% of delinquent primary risk in force. PMI’s 2007 book, which is still in its initial stage of development, has been affected by higher than expected levels of delinquent high LTV loans, loans above 97% LTV, in its flow channel. As of September 30, 2007, risk in force from high LTV loans in all book years originated through PMI’s flow channel represented 19.5% of PMI’s primary risk in force and delinquent flow high LTV loan risk in force represented 19.5% of PMI’s delinquent primary risk in force. Delinquency development of high LTV loans originated in 2007 is more rapid than development in 2006 of high LTV loans originated in that year.

Declining home prices, particularly in California and Florida, and economic conditions in Michigan, Indiana, Ohio, and Illinois have also negatively affected the development of PMI’s 2005, 2006 and 2007 portfolios. As of September 30, 2007, risk in force from California and Florida insured loans represented 7.7% and 10.8% of PMI’s primary risk in force, respectively.

Delinquent risk in force from California and Florida represented 10.7% and 13.5% of PMI’s delinquent primary risk in force, respectively. These delinquency percentages represent significant increases since December 31, 2006, when California and Florida delinquencies were below PMI’s average primary delinquency rate. As of September 30, 2007, risk in force from the Midwestern states noted above represented 13.8% of PMI’s primary risk in force and delinquent risk in force from those states represented 17.7% of delinquent primary risk in force.

PMI’s delinquent loan inventory typically increases in the fourth quarter of each year due to seasonality. As the 2005, 2006 and 2007 books continue to age under difficult market conditions, we expect PMI’s default inventory and default rate to be higher in the fourth quarter of 2007 than in the current period (even after adjusting for expected seasonality).

PMI’s modified pool default data are presented in the table below.

	As of September 30,		Percent Change/ Variance
	2007	2006
Modified pool with deductible
Loans in default	13,272	8,830	50.3%
Policies in force	236,025	189,123	24.8%
Default rate	5.62%	4.67%	0.95 pps
Modified pool without deductible
Loans in default	6,298	2,245	180.5%
Policies in force	71,334	40,754	75.0%
Default rate	8.83%	5.51%	3.32 pps
Total modified pool
Loans in default	19,570	11,075	76.7%
Policies in force	307,359	229,877	33.7%
Default rate	6.37%	4.82%	1.55 pps

The increase in PMI’s total modified pool default rate from September 30, 2006 to September 30, 2007 was primarily due to the increase in loans in default, partially offset by increase in new modified pool policies written since September 30, 2006. The increases in loans in default and policies in force for modified pool without deductible were due to a large modified pool transaction in which PMI insured predominantly seasoned, less-than-A quality loans. We expect higher default rates for less-than-A quality loans, particularly when due to their seasoning they are approaching or in their peak period of loss development. More generally, we expect PMI’s modified pool loans in default to increase as PMI’s modified pool portfolio seasons. However, we believe that PMI’s modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce our potential loss exposure on loans insured by those products.

Total pool loans in default (which includes modified and other pool products) as of September 30, 2007 and 2006 were 23,789 and 15,253, respectively. The default rates for total pool loans as of September 30, 2007 and 2006 were 6.18% and 4.81%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$12.8	$12.8	—	$38.0	$39.4	(3.6)%
Other underwriting and operating expenses	18.5	22.7	(18.5)%	72.9	73.5	(0.8)%

Total underwriting and operating expenses	$31.3	$35.5	(11.8)%	$110.9	$112.9	(1.8)%

Policy acquisition costs incurred and deferred	$12.2	$11.8	3.4%	$37.8	$35.8	5.6%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decrease in amortization of deferred policy acquisition costs in the first nine months of 2007 compared to the corresponding period in 2006 was primarily due to expense savings realized from field office restructurings in 2006.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 primarily as a result of lower employee compensation expenses and pension costs. PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.8 million and $9.9 million in the third quarter and first nine months of 2007, respectively, compared to $3.0 million and $10.1 million in the corresponding periods in 2006.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Loss ratio	169.5%	40.3%	129.2 pps	96.8%	37.9%	58.9 pps
Expense ratio	14.6%	22.1%	(7.5) pps	18.5%	23.4%	(4.9) pps

Combined ratio	184.1%	62.4%	121.7 pps	115.3%	61.3%	54.0 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 as a result of higher losses and LAE, partially offset by higher premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decreases in PMI’s expense ratio were primarily due to increases in net premiums written and decreases in employee compensation expenses in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW— The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Primary NIW:
Flow channel	$11,091	$6,015	84.4%	$28,883	$16,773	72.2%
Structured finance channel	3,404	1,641	107.4%	8,180	6,031	35.6%

Total primary NIW	$14,495	$7,656	89.3%	$37,063	$22,804	62.5%

The increases in NIW in the third quarter and first nine months of 2007 were primarily attributable to higher levels of NIW generated by PMI’s flow channel. The increases in PMI’s flow channel NIW were driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to diminished demand in the capital markets for these products. We also believe that the private mortgage insurance market increased as a result of tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007.

We expect PMI’s NIW in the fourth quarter of 2007 to decline from the third quarter. We also expect PMI’s NIW to be lower in 2008 than in 2007. Our expectations are based upon the continuing slowdown in the mortgage origination and secondary mortgage markets and the previously described changes to PMI’s pricing and underwriting guidelines with respect to high LTV and Alt-A loans.

Modified pool insurance — PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction in the severity of the impact of borrower defaults beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. PMI wrote $41.5 million of modified pool risk in the third quarter of 2007 compared to $83.1 million in the corresponding period in 2006. We expect this trend to continue in the fourth quarter of 2007 and 2008. Modified pool risk in force was $2.8 billion at September 30, 2007, $2.5 billion at December 31, 2006, and $2.1 billion as of September 30, 2006.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of September 30,		Percent Change/ Variance
	2007	2006
	(Dollars in millions)
Primary insurance in force	$119,969	$100,282	19.6%
Primary risk in force	$30,078	$25,048	20.1%
Pool risk in force*	$3,476	$2,773	25.4%
Policy cancellations—primary (year-to-date)	19,729	23,611	(16.4)%
Persistency - primary	73.3%	67.3%	6.0 pps

*	Includes modified pool and other pool risk in force.

Primary insurance in force and risk in force as of September 30, 2007 increased from September 30, 2006 primarily as a result of lower policy cancellations and higher levels of NIW. The improvement in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects lower levels of residential mortgage refinance activity and home price declines.

The following table sets forth the percentages of PMI’s primary risk in force as of September 30, 2007 and December 31, 2006 in the ten states with the highest risk in force in PMI’s primary portfolio.

	As of September 30, 2007	As of December 31, 2006

Florida	10.8%	10.7%
California	7.7%	7.0%
Texas	7.2%	7.4%
Illinois	5.1%	5.1%
Georgia	4.7%	4.7%
Ohio	3.9%	4.3%
New York	3.6%	3.8%
Pennsylvania	3.4%	3.6%
New Jersey	3.1%	3.1%
Washington	3.0%	2.9%

Credit and portfolio characteristics — PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. Less-than-A quality loans generally include loans with credit scores less than 620. We consider a loan Alt-A if it has a credit score of 620 or greater, and the borrower requests and is given the option of providing reduced documentation verifying income, assets, deposit information, and/or employment. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW - flow channel	$1,166	10.5%	$313	5.2%	$2,534	8.8%	$825	4.9%
Primary NIW - structured finance channel	638	18.7%	72	4.4%	1,506	18.4%	564	9.4%

Total primary NIW	$1,804	12.4%	$385	5.0%	$4,040	10.9%	$1,389	6.1%

Alt-A loan amounts and as a percentage of:
Primary NIW - flow channel	$3,161	28.5%	$1,728	28.7%	$9,877	34.2%	$4,644	27.7%
Primary NIW - structured finance channel	51	1.5%	1,078	65.7%	1,367	16.7%	3,198	53.0%

Total primary NIW	$3,212	22.2%	$2,806	36.7%	$11,244	30.3%	$7,842	34.4%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and high LTV loans (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW - flow channel	$477	4.3%	$986	16.4%	$1,687	5.8%	$2,897	17.3%
Primary NIW - structured finance channel	640	18.8%	450	27.4%	2,175	26.6%	3,140	52.1%

Total primary NIW	$1,117	7.7%	$1,436	18.8%	$3,862	10.4%	$6,037	26.5%

High LTV loan amounts and as a percentage of:
Primary NIW - flow channel	$3,776	34.0%	$1,247	20.7%	$9,917	34.3%	$3,108	18.5%
Primary NIW - structured finance channel	709	20.8%	226	13.8%	2,537	31.0%	578	9.6%

Total primary NIW	$4,485	30.9%	$1,473	19.2%	$12,454	33.6%	$3,686	16.2%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
Interest only loans amounts and as a percentage of:
Primary NIW - flow channel	$2,565	23.1%	$857	14.2%	$7,203	24.9%	$2,298	13.7%
Primary NIW–structured finance channel	31	0.9%	380	23.2%	1,014	12.4%	1,443	23.9%

Total primary NIW	$2,596	17.9%	$1,237	16.2%	$8,217	22.2%	$3,741	16.4%

Payment option ARMs amounts and as a percentage of:
Primary NIW - flow channel	$321	2.9%	$721	12.0%	$1,014	3.5%	$2,060	12.3%
Primary NIW - structured finance channel	—	—	—	—	—	—	—	—

Total primary NIW	$321	2.2%	$721	9.4%	$1,014	2.7%	$2,060	9.0%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, high LTV, interest only, and payment option ARMs loans as percentages of primary risk in force:

	As of September 30,
	2007	2006
As a percentage of primary risk in force:
Less-than-A quality loans (FICO scores below 620)	8.1%	8.3%
Less-than-A quality loans with FICO scores below 575 *	2.2%	2.2%
Alt-A loans	23.4%	18.6%
ARMs	14.1%	19.4%
High LTV loans	23.8%	15.9%
Interest only	14.2%	8.2%
Payment option ARMs	3.9%	4.5%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.

As shown in the table above, PMI’s primary risk in force as of September 30, 2007 consisted of higher percentages of high LTV, interest only and Alt-A loans compared to September 30, 2006. We believe that these percentage increases generally reflected higher concentrations of these loans in the mortgage origination and private mortgage insurance markets in 2006 and early 2007. In the second and third quarters of 2007, however, the percentages of PMI’s NIW comprised of Alt-A loans and ARMs significantly decreased as a result of changes in the mortgage origination market and PMI’s underwriting guidelines. We expect these decreases to continue. The higher percentages of high LTV loans in PMI’s primary risk in force and NIW is consistent with trends in the mortgage origination market and reflects the decline in alternative loan product originations (particularly 80/20 loans) which serve as substitutes for low down payment mortgages that typically require mortgage insurance. As a result of changes made to PMI’s pricing and underwriting guidelines, we expect the percentage of NIW comprised of high LTV loans to decline in the fourth quarter and through 2008.

As discussed above, PMI has experienced higher than expected delinquency rates on high LTV loans and 2/28 hybrid ARMs. In general, we expect these loans, as well as Alt-A loans and less-than-A quality loans, to experience higher default and claim rates, and we incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates. PMI’s percentages of primary NIW and risk in force comprised of interest only loans have increased in 2007 compared to 2006. In 2007, interest only loans have been insured primarily through PMI’s flow channel and such loans are primarily sold to the GSEs. The vast majority of interest only loans insured in 2007 have ten year terms and are subject to additional underwriting criteria to limit the potential for layered risk. While PMI’s Alt-A portfolio has generally performed within our expectations to date, continued market stress could negatively affect this portfolio’s future loss development.

International Operations

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. PMI Canada, our Canadian mortgage insurer, began offering residential mortgage insurance products in 2007. Our International Operations segment’s net income is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions)			(USD in millions)
PMI Australia	$19.7	$24.7	(20.2)%	$62.2	$70.7	(12.0)%
PMI Europe	(8.4)	2.0	—	(3.8)	8.4	(145.2)%
PMI Asia	2.9	2.7	7.4%	7.4	4.4	68.2%
PMI Canada	(0.3)	—	—	(0.7)	—	—

International Operations net income	$13.9	$29.4	(52.7)%	$65.1	$83.5	(22.0)%

The decreases in International Operations’ net income in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to higher losses and LAE in Australia and unrealized mark-to-market losses on PMI Europe’s CDS contracts accounted for as derivatives, partially offset by higher premiums earned in Australia.

The changes in the average foreign currency exchange rates from the third quarter and first nine months of 2006 to the corresponding periods in 2007 positively impacted International Operations’ net income by $1.5 million, and $5.3 million, respectively. The foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the local currency. The average exchange rates between U.S. dollars and Hong Kong dollars did not fluctuate significantly in 2007 compared to 2006.

In 2007, we purchased Australian dollar and Euro foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar or the Euro. The options had an aggregate pre-tax cost of $1.3 million. International Operations’ net income for the first nine months of 2007 was reduced by $1.3 million pre-tax, related to these put options.

PMI Australia

The table below sets forth the financial results of PMI Australia:

	Three Months Ended September 30,		Percent Change/ Variance		Nine Months Ended September 30,		Percent Change/ Variance
	2007	2006			2007	2006
	(USD in millions)				(USD in millions)
Net premiums written	$55.2	$47.5	16.2%		$152.6	$130.7	16.8%

Premiums earned	$44.2	$39.8	11.1%		$120.7	$111.2	8.5%
Net investment income	18.8	14.2	32.4%		52.2	39.7	31.5%
Net realized investment gains	—	2.8	—		—	2.7	—
Other income (loss)	0.5	—	—		0.4	(0.4)	—

Total revenues	63.5	56.8	11.8%		173.3	153.2	13.1%
Losses and LAE	21.8	10.5	107.6%		48.2	18.5	160.5%
Other underwriting and operating expenses	13.7	11.2	22.3%		36.3	33.4	8.7%

Total losses and expenses	35.5	21.7	63.6%		84.5	51.9	62.8%

Income before income taxes	28.0	35.1	(20.2)%		88.8	101.3	(12.3)%
Income tax expense	8.3	10.4	(20.2)%		26.6	30.6	(13.1)%

Net income	$19.7	$24.7	(20.2)%		$62.2	$70.7	(12.0)%

Loss ratio	49.4%	26.4%	23.0	pps	39.9%	16.6%	23.3	pps
Expense ratio	24.7%	23.6%	1.1	pps	23.8%	25.5%	(1.7)	pps

The average USD/AUD currency exchange rates were 0.8480 and 0.8219 in the third quarter and first nine months of 2007, respectively, compared to 0.7572 and 0.7479 in the corresponding periods in 2006. Changes in the average USD/AUD currency exchange rates positively impacted PMI Australia’s net income in the third quarter and first nine months of 2007 by $2.1 million and $5.6 million, respectively.

Premiums written and earned — PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation. The increases in PMI Australia’s premiums written and earned in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were driven by higher average loan balances, growth in its flow business and a strengthening Australian dollar relative to U.S. dollar.

Net investment income — The increases in net investment income in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were due to the growth of PMI Australia’s investment portfolio, a strengthening Australian dollar relative to the U.S. dollar and a higher book yield. The pre-tax book yield was 6.20% and 5.97% as of September 30, 2007 and 2006, respectively. The increase in the book yield in 2007 was primarily due to a higher interest rate environment.

Losses and LAE — PMI Australia’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions except average claim size)
Claims paid including LAE	$16.8	$4.5	—	$32.5	$8.9	—
Change in net loss reserves	5.0	6.0	(16.7)%	15.7	9.6	63.5%

Losses and LAE	$21.8	$10.5	107.6%	$48.2	$18.5	160.5%

Average claim size (USD in thousands)	$68.0	$56.7	19.9%	$64.6	$48.6	32.9%
Number of claims paid	247	80	—	503	184	173.4%

The increases in claims paid including LAE in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were attributable to increases in interest rates in 2006 and 2007, and moderating home price appreciation and home prices declines in some markets which in turn, caused PMI Australia’s claim rates and average claim sizes to increase. We increased PMI Australia’s net loss reserves in the third quarter of 2007 by $5.0 million primarily due to higher average claim sizes and claim rates and increases in PMI Australia’s default inventory.

Additional default data is presented in the following table:

	As of September 30,
	2007	2006	Percentage Change
Policies in force	1,102,881	1,026,990	7.4%
Loans in default	2,919	2,099	39.1%
Default rate	0.26%	0.20%	0.06	pps
Flow default rate	0.37%	0.29%	0.08	pps
RMBS (residential mortgage-backed securities) default rate	0.11%	0.07%	0.04	pps

Underwriting and operating expenses — Underwriting and operating expenses in the third quarter and first nine months of 2007 increased compared to the corresponding periods in 2006 primarily due to a stronger Australian dollar relative to the U.S. dollar and growth in the business, partially offset by a decrease in profit sharing commissions due to increased claim payments and changes to PMI Australia’s reinsurance arrangements.

NIW, insurance and risk in force — PMI Australia’s NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW, insurance in force and risk in force:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions)			(USD in millions)
Flow insurance written	$6,142	$5,376	14.2%	$16,401	$14,590	12.4%
RMBS insurance written	3,594	3,899	(7.8)%	13,029	16,934	(23.1)%

Total NIW	$9,736	$9,275	5.0%	$29,430	$31,524	(6.6)%

	As of September 30,
	2007	2006	Percentage Change
	(USD in millions)
Insurance in force	$182,797	$135,001	35.4%
Risk in force	$168,282	$123,159	36.6%

Total NIW for the first nine months of 2007 decreased compared to the corresponding period in 2006 primarily due to the successful execution of major RMBS transactions in 2006. The increases in insurance in force and risk in force as of September 30, 2007 compared to September 30, 2006 were driven by continued business writings in excess of policy terminations and a stronger Australian dollar against the U.S. dollar.

PMI Europe

The following table sets forth the financial results of PMI Europe:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(USD in millions)			(USD in millions)
Net premiums written	$4.4	$2.9	51.7%	$11.3	$7.8	44.9%

Premiums earned	$3.6	$4.1	(12.2)%	$10.8	$11.9	(9.2)%
Income from credit default swaps	0.2	1.0	(80.0)%	3.6	4.7	(23.4)%
Unrealized loss on credit default swaps	(8.6)	—	—	(8.6)	—	—

Net (loss) income from credit default swaps	(8.4)	1.0	—	(5.0)	4.7	—
Net investment income	2.1	2.4	(12.5)%	6.7	7.0	(4.3)%
Net realized (losses) gains	(0.2)	0.7	(128.6)%	(0.2)	1.1	(118.2)%
Other loss	—	—	—	(0.1)	(0.1)	—

Total revenues	(2.9)	8.2	(135.4)%	12.2	24.6	(50.4)%
Losses and LAE	2.7	1.5	80.0%	4.7	2.3	104.3%
Other underwriting and operating expenses	4.2	3.6	16.7%	10.6	9.3	14.0%

Total losses and expenses	6.9	5.1	35.3%	15.3	11.6	31.9%

(Loss) income before taxes	(9.8)	3.1	—	(3.1)	13.0	(123.8)%
Income tax (benefit) expense	(1.4)	1.1	—	0.7	4.6	(84.8)%

Net (loss) income	$(8.4)	$2.0	—	$(3.8)	$8.4	(145.2)%

The average USD/Euro currency exchange rate was 1.3746 for the third quarter of 2007 and 1.3447 for the first nine months of 2007 compared to 1.2746 and 1.2455 for the corresponding periods in 2006. Changes in the average USD/Euro currency exchange rates negatively impacted PMI Europe’s financial results in the third quarter and first nine months of 2007 by $0.6 million and $0.3 million, respectively.

Premiums written and earned — Net premiums written increased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 primarily due to primary NIW, particularly in Italy. The decreases in premiums earned in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were due primarily to decreases in premiums earned associated with the Royal & Sun Alliance (“R&SA”) insurance portfolio acquired in 2003. The decreases in premiums earned were partially offset by premiums earned on new business written.

Net (loss) income from credit default swaps — Changes in the fair value of CDS derivative contracts may occur as a result of a number of factors, including changes in market spreads and to the extent actual claims payments differ from estimated claims payments. We recorded an unrealized mark-to-market loss of $8.6 million on PMI Europe’s CDS derivative contracts in the third quarter of 2007 as a result of significant widening of market spreads. Credit deterioration predominately in the U.S. sub-prime market has impacted market spreads worldwide, including spreads on PMI Europe’s CDS portfolio which relates only to European prime mortgage risks. Continuing volatility of market spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these market spreads does not reflect the credit quality of PMI Europe’s CDS portfolio and we believe these spread-driven changes in fair value will have little or no impact on future estimated net cash flows.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from its investment portfolio and gains and losses on foreign currency re-measurement. The pre-tax book yield increased slightly to 4.40% as of September 30, 2007 from 4.35% as of September 30, 2006. The decreases in net investment income in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to foreign currency re-measurement.

Losses and LAE — PMI Europe’s losses and LAE include claim payments and changes in reserves during the applicable period with respect to mortgage insurance in force and credit default swaps accounted for as insurance. Claim payments totaled $1.2 million and $3.4 million in the third quarter and first nine months of 2007 compared to $0.5 million and $1.3 million for the corresponding periods in 2006. We increased PMI Europe’s loss reserves by $1.5 million and $1.3 million in the third quarter and first nine months of 2007 primarily due to higher delinquencies associated with certain credit default swaps accounted for as insurance and PMI Europe’s Italian primary mortgage insurance portfolio.

Underwriting and operating expenses — The increases in underwriting and operating expenses in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to expenses related to our continuing expansion in Europe and also due to a strengthening of the Euro against the U.S. dollar.

Risk in force — PMI Europe’s risk in force increased to $5.7 billion as of September 30, 2007 from $4.4 billion as of September 30, 2006 as a result of new credit default swaps written during the period and increased primary insurance written together with the strengthening of the Euro against the U.S. dollar.

PMI Asia

The following table sets forth the financial results of PMI Asia:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006 *	Percentage Change
	(USD in millions)			(USD in millions)
Net reinsurance premiums written	$2.5	$1.5	66.7%	$7.0	$4.7	48.9%

Reinsurance premiums earned	$3.0	$2.8	7.1%	$8.2	$8.1	1.2%
Net investment income	0.7	0.7	—	1.9	1.1	72.7%

Total revenues	3.7	3.5	5.7%	10.1	9.2	9.8%
Losses and LAE	—	(0.2)	—	—	0.6	—
Underwriting and operating expenses	0.4	0.4	—	1.4	0.8	75.0%

Total losses and expenses	0.4	0.2	100.0%	1.4	1.4	—

Net income before taxes	3.3	3.3	—	8.7	7.8	11.5%
Income tax expense	0.4	0.6	(33.3)%	1.3	3.4	(61.8)%

Net income	$2.9	$2.7	7.4%	$7.4	$4.4	68.2%

*	2006 comparative numbers include results of PMI’s Hong Kong Branch.

The average USD/HKD currency exchange rate was 0.1281 for the third quarter of 2007 and 0.1280 for the first nine months of 2007 compared to 0.1286 and 0.1288 for the corresponding periods in 2006.

Premiums written and earned — Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI’s Hong Kong branch. The increases in reinsurance premiums written and earned in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to higher levels of mortgage origination activity in Hong Kong in 2007. The increases in gross reinsurance premiums were partially offset by the increased retention of risk by PMI Asia’s leading customer.

Net investment income — Net investment income increased in the first nine months of 2007 compared to the corresponding period in 2006 primarily due to growth in PMI Asia’s investment portfolio as a result of the transfer of PMI’s Hong Kong investment portfolio to PMI Asia. As of September 30, 2007, PMI Asia had total cash and investments of $68.9 million.

Income taxes — The transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia resulted in a $1.1 million tax charge in the second quarter of 2006. PMI Asia’s statutory tax rate has been 17.5% since the transfer.

PMI Canada

PMI Canada began offering residential mortgage insurance products in 2007. In the third quarter of 2007, PMI Canada incurred $1.3 million in operating expenses and generated $0.8 million in net investment income (pre-tax).

Financial Guaranty

The following table sets forth the financial results of our Financial Guaranty segment. Other than equity in earnings/losses from unconsolidated subsidiaries, the results reflect the performance of PMI Guaranty.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$0.2	$—	—	$6.4	$—	—

Premiums earned	$0.4	$—	—	$1.2	$—	—
Net investment income	2.3	—	—	7.0	—	—
Equity in earnings (losses) from unconsolidated subsidiaries:
FGIC	(28.9)	23.6	—	27.9	70.4	(60.4)%
RAM Re	2.2	2.9	(24.1)%	7.9	5.8	36.2%

Equity in (losses) earnings from unconsolidated subsidiaries	(26.7)	26.5	—	35.8	76.2	(53.0)%
Net realized investment losses	(0.4)	—	—	(0.4)	—	—

Total revenues	(24.4)	26.5	(192.1)%	43.6	76.2	(42.8)%
Losses and loss adjustment expenses	—	—	—	—	—	—
Amortization of deferred policy acquisition costs	0.3	—	—	0.6	—	—
Other underwriting and operating expenses	0.5	—	—	1.4	—	—
Interest expense	0.7	—	—	2.2	—	—

Total losses and expenses	1.5	—	—	4.2	—	—

(Loss) income before income taxes	(25.9)	26.5	(197.7)%	39.4	76.2	(48.3)%
Income tax (benefit) expense	(1.5)	2.8	(153.6)%	4.9	7.4	(33.8)%

Net (loss) income	$(24.4)	$23.7	—	$34.5	$68.8	(49.9)%

The net loss from our Financial Guaranty segment in the third quarter of 2007 and the decrease in net income in the first nine months of 2007 from the corresponding period in 2006 were primarily due to FGIC’s net unrealized mark-to-market losses of $206.6 million and $222.6 million in the third quarter and first nine months of 2007, respectively, related to derivative contracts issued by FGIC in CDS form on mortgage-related collateralized debt obligations. FGIC’s net unrealized mark-to-market losses were partially offset by its increase in premiums earned and reduction in contingent tax reserves in 2007.

The increase in RAM Re’s net income in the first nine months of 2007 compared to the corresponding period in 2006 stems primarily from growth in premiums earned and investment income. The decrease in RAM Re’s net income in the third quarter of 2007 compared to the corresponding period in 2006 is primarily due to negative incurred losses relating to a reduction of previously established case reserves in the same period of 2006. On November 5, 2007, RAM Re announced a $14.7 million loss for its third quarter of 2007 due primarily to an unrealized mark-to-market loss of $28.4 million on its credit derivative portfolio as a result of widening credit spreads. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s third quarter results will be reflected in our consolidated financial results in the fourth quarter of 2007.

PMI Guaranty began operations in the fourth quarter of 2006. PMI Guaranty’s net income of $1.2 million and $3.9 million for the third quarter and first nine months of 2007 was derived from investment income and earned premiums.

The table below shows FGIC’s financial results for the third quarter and first nine months of 2007 and 2006.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006		2007	2006
	(Dollars in thousands)			(Dollars in thousands)
Net premiums written	$93,917	$66,590	41.0%	$278,291	$283,820	(1.9)%

Net premiums earned	$74,619	$62,738	18.9%	$231,795	$194,045	19.5%
Net investment income	40,247	36,166	11.3%	116,632	103,066	13.2%
Interest income—investment held by variable interest entity	10,901	10,033	8.7%	31,013	24,628	25.9%
Net realized gains (losses)	54	(4)	—	425	47	—
Realized gains on credit derivative contracts	374	—	—	503	1,843	(72.7)%
Net unrealized (losses) gains on credit derivative contracts	(206,595)	1,110	—	(222,580)	(1,504)	—
Other income	167	490	(65.9)%	1,512	1,532	(1.3)%

Total revenues	(80,233)	110,533	(172.6)%	159,300	323,657	(50.8)%

Losses and LAE	(2,031)	520	—	(6,237)	(1,679)	—
Underwriting expenses	23,638	21,231	11.3%	75,794	68,817	10.1%
Policy acquisition costs deferred, net	(8,858)	(8,736)	1.4%	(30,613)	(30,243)	1.2%
Amortization of deferred policy acquisition costs	3,848	1,930	99.4%	11,502	7,486	53.6%
Interest expense and other operating expenses	6,918	6,550	5.6%	19,946	19,673	1.4%
Interest expense—debt held by variable interest entity	10,901	10,033	8.7%	31,013	24,628	25.9%

Total expenses	34,416	31,528	9.2%	101,405	88,682	14.3%

(Loss) income before income taxes	(114,649)	79,005	—	57,895	234,975	(75.4)%
Income tax (benefit) expense	(49,354)	19,413	—	(19,107)	57,479	(133.2)%

Net (loss) income	(65,295)	59,592	—	77,002	177,496	(56.6)%
Preferred stock dividends	(4,854)	(4,543)	6.8%	(14,566)	(13,627)	6.9%

Net (loss) income available to common shareholders	(70,149)	55,049	—	62,436	163,869	(61.9)%
The PMI Group’s ownership interest in common equity	42.0%	42.0%	—	42.0%	42.0%	—

The PMI Group’s proportionate share of net income available to common stockholders	(29,454)	23,113	—	26,216	68,804	(61.9)%
The PMI Group’s proportionate share of management fees and other	552	554	(0.4)%	1,656	1,657	(0.1)%

Equity in (losses) earnings from FGIC	$(28,902)	$23,667	—	$27,872	$70,461	(60.4)%

Premiums written and earned — FGIC’s net premiums written and earned increased in the third quarter of 2007 compared to the corresponding period in 2006 due to an increase in international finance transactions. Net premiums written decreased in the first nine months of 2007 compared to the corresponding period in 2006 primarily due to the business mix in FGIC’s public finance sector and limited activity in structured finance, along with a decrease in business assumed from other insurers and an increase in business ceded to other insurers. FGIC recorded earned premiums from refundings of $6.8 million and $38.3 million in the third quarter and first nine months of 2007, respectively, compared to $5.8 million and $28.6 million for the corresponding periods in 2006. A refunding occurs when an insured credit is called or legally defeased by the issuer prior to the stated maturity. When a credit insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time.

Net investment income — Net investment income increased in the third quarter and the first nine months of 2007 from the corresponding periods in 2006 primarily due to the growth of FGIC’s investment portfolio. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of AA. The book yield of FGIC’s investment portfolio was 4.02% and 3.90% as of September 30, 2007 and 2006, respectively.

Net unrealized gains/losses — FGIC incurred net unrealized mark-to-market losses on derivative contracts of $206.6 million and $222.6 million for the third quarter and first nine months of 2007 compared to a net gain of $1.1 million and a net loss of $1.5 million for the corresponding periods in 2006. The 2007 unrealized mark-to-market losses were related to derivative contracts issued by FGIC in CDS form on CDOs, a portion of which are collateralized by asset-backed securities, including mortgage-backed securities. The unrealized mark-to-market losses were caused primarily by widening of credit spreads.

Losses and LAE — FGIC’s loss and loss adjustment expenses provided a benefit of $2.0 million in the third quarter of 2007 compared to an expense of $0.5 million for the corresponding period in 2006. The benefit reflects a reduction in Katrina-related watchlist reserves, as well as a reduction in par outstanding on a healthcare credit on the watchlist offset by the addition of a reserve related to a 2005 second lien mortgage-backed transaction. Loss expenses provided a benefit of $6.2 million for the first nine months of 2007 compared to a benefit of $1.7 million for the first nine months of 2006. The 2007 benefit was primarily attributable to $4.5 million in claim reimbursements received by FGIC during the second quarter for claims paid during 2006 and 2005 relating to an insured obligation of an investor-owned utility impacted by Hurricane Katrina.

Income tax (benefit) expense — FGIC’s income tax expenses for 2007 include previously unrecognized tax benefits of $12.2 million. The tax benefits were recognized in connection with the completion of an IRS examination of FGIC tax returns for 2003 and 2004.

Corporate and Other

Our Corporate and Other segment financial results are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net investment income	$1.9	$5.2	(63.5)%	$7.0	$17.9	(60.9)%
Net realized investment losses	(1.9)	(4.3)	(55.8)%	(3.2)	(4.4)	(27.3)%
Other income	4.6	3.2	43.8%	11.3	10.7	5.6%

Total revenue	4.6	4.1	12.2%	15.1	24.2	(37.6)%

Share-based compensation expense	2.9	2.3	26.1%	13.5	9.9	36.4%
Other operating expenses	14.0	20.1	(30.3)%	47.4	54.8	(13.5)%
Interest expense	7.6	9.4	(19.1)%	22.7	25.6	(11.3)%

Total expenses	24.5	31.8	(23.0)%	83.6	90.3	(7.4)%

Loss before tax benefit	(19.9)	(27.7)	(28.2)%	(68.5)	(66.1)	3.6%
Income tax benefit	(8.9)	(8.0)	11.3%	(22.8)	(19.9)	14.6%

Net loss	$(11.0)	$(19.7)	(44.2)%	$(45.7)	$(46.2)	(1.1)%

Net investment income — The decreases in net investment income in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were due to a decrease in the size of the investment portfolio as a result of repurchases of common shares and capital contributions to certain wholly-owned subsidiaries since September 30, 2006.

Share-based compensation expenses — The increases in share-based compensation in the third quarter and first nine months of 2007 from the corresponding periods in 2006 were primarily due to our acceleration of out-of-the-money stock options in 2005 which reduced our share-based compensation expense in 2006.

Other operating expenses — Other operating expenses decreased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006, consists primarily of payroll expenses and expenses associated with contract underwriting.

Interest expense — Interest expense decreased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 due primarily to lower debt levels in the third quarter of 2007 compared to the corresponding period in 2006.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $78.6 million at September 30, 2007 and $182.1 million at December 31, 2006. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations. The PMI Group’s liquidity is enhanced by its $400 million credit facility (described below) and approved dividends payable by PMI Mortgage Insurance Co. (also described below). Based upon all factors, we believe that we have sufficient liquidity to meet all of our short-and medium-term obligations and that we maintain excess liquidity to support our operations as needed.

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

Credit Facility

Our $400 million revolving credit facility can be utilized for working capital, capital expenditures and other business purposes. The facility may be increased to $500 million at our request subject to approval by our lenders. The facility includes a $50 million letter of credit sub-limit. The facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three outstanding letters of credit totaling approximately $1.7 million as of September 30, 2007.

Common Share Repurchases

In February 2007, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. Pursuant to this program, in June 2007, we repurchased 468,500 common shares for $22.7 million, or $48.48 per common share. In July 2007, our Board of Directors increased the $150 million repurchase authorization to $300 million. From July 1, 2007 through September 30, 2007, we repurchased 5,454,381 common shares for $178.0 million, or $32.64 per common share. While approximately $100.0 million remains on the $300 million repurchase authorization, management presently has no intention of repurchasing common shares in the fourth quarter of 2007.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group in the form of a return of capital. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. In the second and third quarters of 2007, PMI paid $165 million in dividends to The PMI Group. As of September 30, 2007, there was $185 million of remaining approved dividends.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Corporation. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of September 30, 2007, PMI’s risk-to-capital ratio was 9.6 to 1 compared to 8.2 to 1 as of September 30, 2006.

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

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $6.7 million of additional equity in certain limited partnership investments.

Consolidated Investments:

Net Investment Income

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$45,348	$38,163	$126,773	$114,129
Equity securities	6,456	3,899	16,007	9,867
Short-term investments	4,418	8,323	18,878	23,692

Investment income before expenses	56,222	50,385	161,658	147,688
Investment expenses	(814)	(705)	(2,492)	(2,127)

Net investment income	$55,408	$49,680	$159,166	$145,561

Net investment income increased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 primarily due to growth in PMI Australia’s investment portfolio, a stronger Australian dollar relative to U.S. dollar and an increase in our consolidated book yield. As of September 30, 2007, our consolidated pre-tax book yield was 5.47% compared to 5.38% as of September 30, 2006. This increase was driven primarily by interest rate increases in Australia.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of September 30, 2007 and December 31, 2006. Amounts shown under “Corporate and Other” include the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” include the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
September 30, 2007
Fixed income securities:
U.S. municipal bonds	$1,553,999	$—	$167,276	$13,465	$1,734,740
Foreign governments	—	628,558	—	—	628,558
Corporate bonds	3,176	894,141	—	36,925	934,242
U.S. government and agencies	7,826	—	—	971	8,797
Mortgage-backed securities	2,121	—	—	1,727	3,848

Total fixed income securities	1,567,122	1,522,699	167,276	53,088	3,310,185
Equity securities:
Common stocks	135,738	44,650	—	—	180,388
Preferred stocks	283,051	—	26,880	1,275	311,206

Total equity securities	418,789	44,650	26,880	1,275	491,594
Short-term investments	951	29,409	—	1,301	31,661

Total investments	$1,986,862	$1,596,758	$194,156	$55,664	$3,833,440

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2006
Fixed income securities:
U.S. municipal bonds	$1,547,548	$—	$77,803	$13,599	$1,638,950
Foreign governments	—	499,844	—	—	499,844
Corporate bonds	5,220	629,736	—	39,253	674,209
U.S. government and agencies	8,021	—	—	1,082	9,103
Mortgage-backed securities	2,546	—	—	2,201	4,747

Total fixed income securities	1,563,335	1,129,580	77,803	56,135	2,826,853
Equity securities:
Common stocks	127,825	34,438	—	—	162,263
Preferred stocks	232,736	—	16,025	—	248,761

Total equity securities	360,561	34,438	16,025	—	411,024
Short-term investments	929	52,827	—	1,300	55,056

Total investments	$1,924,825	$1,216,845	$93,828	$57,435	$3,292,933

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At September 30, 2007, the fair value of these securities in our consolidated investment portfolio increased to $3.8 billion as of September 30, 2007 from $3.3 billion as of December 31, 2006. The increase was due primarily to investment in securities from cash held by PMI Guaranty and increases in foreign currency translation rates.

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

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe, PMI Guaranty, and PMI Canada that could require PMI to make additional capital contributions to those subsidiaries for rating agency purposes. The PMI Group guarantees the performance of PMI’s capital support obligations to PMI Australia, PMI Europe and PMI Guaranty. The capital support agreement and corresponding guarantee for PMI Guaranty and PMI Canada are limited to $650 million and $300 million, respectively. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $431.4 million in the first nine months of 2007 compared to $264.2 million in the first nine months of 2006. Cash flows from operations increased primarily due to increases in premiums written.

Consolidated cash flows used in investing activities in the first nine months of 2007, including purchases and sales of investments and capital expenditures, were $579.4 million compared to $149.6 million in the corresponding period in 2006. The increase in cash flows used in investing activities in the first nine months of 2007 compared to the corresponding period in 2006 was due primarily to decreased proceeds from sales and maturities of fixed income securities and increased purchases of fixed income securities.

Consolidated cash flows used in financing activities, including purchases of common shares and dividends paid to shareholders, were $193.5 million in the first nine months of 2007 compared to $37.1 million in the first nine months of 2006. The difference was primarily due to proceeds from issuance of long term debt in 2006.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its subsidiaries:

	Standard & Poor’s	Fitch	Moody’s	DBRS
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	AA	AA	Aa2	AA
PMI Insurance Co.	AA	AA	Aa2	—
PMI Australia (1)	AA	AA	Aa2	—
PMI Canada (1)	—	—	—	AA
PMI Europe (1)	AA	AA	Aa3	—
PMI Guaranty	AA	AA	Aa3	—
CMG MI	AA-	AA	—	—
FGIC	AAA	AAA	Aaa	—
RAM Re	AAA	—	Aa3	—
Senior Unsecured Debt
The PMI Group	A	A	A1	—
Capital Securities				—
PMI Capital I	BBB+	A-	A2	—

(1)	Refers only to licensed insurance subsidiaries.

In August 2007, Fitch downgraded its insurer financial strength ratings for PMI Mortgage Insurance Co. and PMI Guaranty to AA from AA+. Fitch noted that these rating actions were the result of revisions Fitch made to its capital model for U.S. mortgage insurers. Fitch affirmed the ratings of PMI Australia, PMI Europe and the senior unsecured debt of The PMI Group.

In October 2007, Standard & Poor’s placed its AA counterparty credit and financial strength ratings on PMI Mortgage Insurance Co., PMI Guaranty, PMI Europe and PMI Australia and its AA financial strength rating on PMI Insurance Co. on CreditWatch with negative implications. At the same time, Standard & Poor’s placed its A counterparty credit rating on The PMI Group on CreditWatch with negative implications. In taking these actions, Standard & Poor’s indicated that these ratings will likely be removed from CreditWatch and affirmed with a negative or stable outlook if Standard & Poor’s concludes PMI’s near-term operating performance is not significantly different than its peers and that the group is unlikely to report an underwriting loss in 2009. Standard & Poor’s also indicated that the rating could be lowered by one notch if Standard & Poor’s believes PMI’s operating performance compares unfavorably to its peers in the next two years or that the group is likely to report an underwriting loss for 2009.

In October 2007, Fitch downgraded its debt ratings of The PMI Group to A from A+, and the debt ratings of PMI Capital I to A- from A. Fitch affirmed its AA insurer financial strength ratings of PMI Mortgage Insurance Co., PMI Insurance Co., PMI Australia, PMI Europe and PMI Guaranty Co. Fitch also revised the Rating Outlook on all ratings to Negative from Stable. Also in October, Fitch affirmed its AA insurer financial rating for CMG MI with a Rating Outlook of Stable.

The above actions followed the announcement of our net loss in the third quarter of 2007. Fitch indicated that the downgrade of debt ratings reflects a normalization of the notching between the operating company’s insurer financial strength rating and the holding company’s senior debt ratings to three notches and that the Rating Outlook revision to Negative for PMI Guaranty Co., PMI Insurance Co., PMI Europe, and PMI Australia is exclusively related to the Rating Outlook of and the capital support provided by PMI Mortgage Insurance Co via net worth maintenance agreements, reinsurance support, or other guarantees to these entities.

On November 5, 2007, Fitch issued a press release concerning the process it will employ in updating its analysis of the CDOs of asset-backed securities (ABS) insured by the financial guaranty industry. Fitch indicated that it was updating its capital adequacy analysis in light of recent rating actions with respect to ABS CDOs having subprime mortgage-backed securities exposure, and that it expects to complete this capital analysis within four to six weeks. Fitch also discussed its preliminary observations on the relative probability that each triple-A rated financial guarantor may experience erosion of its capital cushion under Fitch’s updated stress analysis. Fitch’s preliminary observation is that FGIC would have a “high probability” of experiencing erosion of its capital cushion under Fitch’s updated stress analysis, without taking into account any steps FGIC takes to mitigate risk or enhance its capital position. Fitch noted that it would be willing to consider in its capital analysis the impact of actions taken by a financial guarantor to mitigate risk or enhance its capital position during the interim period. Fitch stated that at the conclusion of its updated stress analysis, it would expect to place on “Rating Watch Negative” the Insurer Financial Strength rating of any financial guarantor whose capital ratio falls below Fitch’s triple-A benchmark. Fitch would then expect to provide such a financial guarantor approximately one month to execute a risk mitigation strategy or raise capital so as to meet Fitch’s triple-A capital standards; failure to do so would result in a downgrade of the guarantor’s rating.

The rating agencies have indicated that they are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in regulatory conditions that may affect demand for mortgage insurance, competition, and the need for us to make capital contributions to our subsidiaries and underwriting and investment losses. A downgrade of our insurance subsidiaries’ ratings could have a material, negative affect on our consolidated financial condition and results of operations.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in various possible losses and LAE. Each scenario in the loss and LAE reserve model is assigned a different weight and is based upon actual claims experience in prior years to project the current liability. Our best estimate as of September 30, 2007 with respect to our consolidated loss and LAE reserves was slightly above the midpoint of the actuarially determined range.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of September 30, 2007 and December 31, 2006 on a segment and consolidated basis:

	As of September 30, 2007			As of December 31, 2006
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$565.3	$768.6	$698.2	$330.5	$411.8	$366.2
International Operations	58.7	87.6	72.1	39.4	64.1	48.5

Consolidated loss and LAE reserves	$624.0	$856.2	$770.3	$369.9	$475.9	$414.7

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payments, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at September 30, 2007 at a level slightly above the midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s estimated future claim rates and average claim sizes.

Our increases to the reserve balance in the first nine months of 2007 were primarily due to PMI’s higher default inventory, and higher expected claim rates and claim sizes on reported delinquencies. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2007 and 2006:

	2007	2006
	(Dollars in millions)
Balance at January 1,	$366.2	$345.5
Reinsurance recoverables	(2.9)	(2.5)

Net balance at January 1,	363.3	343.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	419.6	190.0
Prior years	155.9	1.0

Total incurred	575.5	191.0
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(12.3)	(7.2)
Prior years	(232.1)	(170.8)

Total payments	(244.4)	(178.0)

Net balance at September 30,	694.4	356.0
Reinsurance recoverables	3.8	2.8

Balance at September 30,	$698.2	$358.8

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $244.4 million and $178.0 million for the nine months ended September 30, 2007 and 2006, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total incurred of $575.5 million and $191.0 million for the nine months ended September 30, 2007 and 2006, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to incurred related to prior years of $155.9 million for the nine months ended September 30, 2007 and an increase to incurred related to prior years of $1.0 million for the same period ended 2006. The table below breaks down the nine months ended September 30, 2007 and 2006 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Changes in Incurred
Accident Year (year in which default occurred)	September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
2000 and prior	$—	$—	$—	$—	—	(0.1)
2001	185.7	185.3	185.4	184.8	0.4	0.6
2002	224.3	221.7	221.7	220.2	2.6	1.5
2003	225.0	220.2	220.9	217.6	4.8	3.3
2004	238.0	229.1	230.3	224.7	8.9	5.6
2005	263.0	240.4	237.1	247.0	22.6	(9.9)
2006	377.4	260.8	190.0	—	116.6	—

Total					$155.9	$1.0

The $155.9 million increase and $1.0 million increase related to prior years in the first nine months of 2007 and 2006, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. The $155.9 million increase in prior years’ reserves during the first nine months of 2007 was driven by higher claim rates and claim sizes, and a decrease in PMI’s cure rate. Future declines in PMI’s cure rate, or higher default or claim rates could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Primary insurance	$651,250	$332,900
Pool insurance	46,988	33,282

Total reserves for losses and LAE	$698,238	$366,182

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or IBNR, and the cost to settle claims, or LAE:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans in default	$637,453	$319,074
IBNR	34,769	33,300
Cost to settle claims (LAE)	26,016	13,808

Total reserves for losses and LAE	$698,238	$366,182

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the September 30, 2007 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $31.9 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of September 30, 2007, the effect on pre-tax income would be approximately $1.7 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of September 30, 2007, the effect on pre-tax income would be approximately $1.3 million.

These sensitivities are hypothetical and should be viewed in that light. For example, the relationship of a change in assumption relating to future average claim sizes, claim rates or cost of claims settlement to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the loss and LAE reserves is calculated without changing any other assumption. Changes in one factor may result in changes in another which might magnify or counteract the sensitivities. Changes in factors such as persistency or cure rates can also affect the actual losses incurred. To the extent persistency increases and assuming all other variables remain constant, the absolute dollars of claims paid will increase as insurance in force will remain in place longer, thereby generating a higher potential for future incidences of loss. Conversely, if persistency were to decline, absolute claim payments would decline. In addition, changes in cure rates would positively or negatively affect total losses if cure rates increased or decreased, respectively.

International Operations— PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at September 30, 2007, of $45.6 million to $61.8 million. As of September 30, 2007, PMI Australia’s recorded reserves for losses and LAE were $51.3 million, which approximated the actuarial mid-point, and represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above, the analysis performed by our actuaries and current economic and real estate market condition in Australia. Our estimate of $51.3 million is a 68.8% increase from PMI Australia’s reserve balance of $30.4 million at December 31, 2006. This increase was primarily due to higher claim rates and average claim sizes. PMI Australia’s default inventory increased to 2,919 loans as of September 30, 2007 from 2,281 loans as of December 31, 2006.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at September 30, 2007 of $12.9 million to $25.5 million. PMI Europe’s recorded loss reserves at September 30, 2007 were $20.6 million, which represented our best estimate and an increase of $2.7 million from PMI Europe’s loss reserve balance of $17.9 million at December 31, 2006. The increase to PMI Europe’s loss reserves in the third quarter of 2007 was primarily due to the seasoning of credit default swap transactions accounted for as insurance and flow business.

PMI Asia’s loss reserves at September 30, 2007 were $0.2 million, which represents our best estimate. Our actuaries calculated a range for PMI Asia’s loss reserves at September 30, 2007 of $0.2 million to $0.3 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans in default	$65,243	$41,992
IBNR	5,662	5,751
Cost to settle claims (LAE)	1,243	811

Total loss and LAE reserves	$72,148	$48,554

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2007 and 2006:

	2007	2006
	(Dollars in millions)
Balance at January 1,	$48.5	$23.3
Reinsurance recoverables	(0.8)	(0.8)

Net balance at January 1,	47.7	22.5
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	34.1	14.7
Prior years	18.7	6.7

Total incurred	52.8	21.4
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(1.8)	(0.7)
Prior years	(34.1)	(9.6)

Total payments	(35.9)	(10.3)

Foreign currency translations	6.6	0.9

Net balance at September 30,	71.2	34.5
Reinsurance recoverables	0.9	0.9

Balance at September 30,	$72.1	$35.4

The increase in incurred related to prior years of $18.7 million and $6.7 million in the first nine months of 2007 and 2006, respectively, was primarily due to our re-estimate of expected claim sizes and claim rates for PMI Australia. These increases were primarily the result of moderating home price appreciation and hime price declines in certain areas and interest rate increases in 2006 and 2007.

Investment Securities

Other-Than-Temporary Impairment—We have a committee review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$258,307	$(3,538)	$—	$—	$258,307	$(3,538)
Foreign governments	312,697	(8,456)	245,458	(8,336)	558,155	(16,792)
Corporate bonds	487,484	(11,407)	298,948	(11,214)	786,432	(22,621)
U.S. government and agencies	—	—	243	(2)	243	(2)

Total fixed income securities	1,058,488	(23,401)	544,649	(19,552)	1,603,137	(42,953)
Equity securities:
Common stocks	15,040	(687)	—	—	15,040	(687)
Preferred stocks	184,391	(5,979)	—	—	184,391	(5,979)

Total equity securities	199,431	(6,666)	—	—	199,431	(6,666)

Short-term investments	1,413	(2)	—	—	1,413	(2)

Total	$1,259,332	$(30,069)	$544,649	$(19,552)	$1,803,981	$(49,621)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2006 and 2007 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $1.9 million and $3.2 million in the third quarter and first nine months of 2007.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The length of the earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 19.2% and 13.9% of gross premiums written in the first nine months of 2007 and 2006, respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

FASB Project

In 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in the accounting practices requested the Financial Accounting Standards Board (“FASB”) Staff to review and potentially clarify the applicable existing accounting guidance. An exposure draft, Accounting for Financial Guarantee Insurance Contracts, An Interpretation of SFAS No. 60 was issued in April 2007. The draft excludes mortgage guarantee insurance and credit insurance from the scope of the proposed interpretation. The FASB held a public round table meeting with respondents to the exposure draft in September 2007 to discuss significant issues raised in the comment letters. The exposure draft is scheduled to be re-deliberated in the fourth quarter of 2007 and it is anticipated that the final pronouncement will be issued in the first quarter of 2008. It is possible that, upon issuance of the final pronouncement, FGIC, RAM Re and PMI Guaranty may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, that the FASB’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, our consolidated investment portfolio was $3.8 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2007, 86.4% of our investments were long-term fixed income securities, primarily including U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified changes in interest rates as of September 30, 2007:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$352,481
200 basis point decline	$249,182
100 basis point decline	$137,496
100 basis point rise	$(157,481)
200 basis point rise	$(346,614)
300 basis point rise	$(522,126)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.8 as of September 30, 2007.

As of September 30, 2007 $1.3 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Australia and was predominantly denominated in Australian dollars. The value of the Australian dollar strengthened relative to the U.S. dollar to 0.8879 as of September 30, 2007 compared to 0.7886 as of December 31, 2006. As of September 30, 2007, $0.2 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. The value of the Euro appreciated relative to the U.S. dollar to 1.4261 at September 30, 2007 compared to 1.3199 at December 31, 2006. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

On July 26, 2007, our Board of Directors authorized an additional $150 million to the Company’s existing common share repurchase program, bringing the total authorization to $300 million. The following table contains information with respect to purchases made by or on behalf of the Company during the three months ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased/delivered	Average Price Paid per Share (1)	Total Number of Shares Purchased/delivered as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs at Month End
07/01//07- 07/31/07	632,495	$45.87	632,495	$249,036,161
08/01/07- 08/31/07	3,698,900	$31.26	3,698,900	133,413,765
09/01/07- 09/30/07	1,122,986	$29.75	1,122,986	100,004,015

Total	5,454,381	$32.64	5,454,381	$100,004,015

(1)	The average price paid per common share repurchased includes commissions.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 6, 2007	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

November 6, 2007	/s/ Thomas H. Jeter
Thomas H. Jeter
Senior Vice President, Chief Accounting
Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement), incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 25, 2007 (File No. 001-13664).

10.2*	The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007), incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed September 25, 2007 (File No. 001-13664).

10.3*	The PMI Group, Inc. Bonus Incentive Plan (September 19, 2007 Amendment and Restatement), incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed September 25, 2007 (File No. 001-13664).

10.4*	The PMI Group, Inc. Supplemental Employee Retirement Plan Effective April 1, 1995 (Amended and Restated as of September 1, 2007), incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed September 25, 2007 (File No. 001-13664).

10.5*	The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement), incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed September 25, 2007 (File No. 001-13664).

10.6*	The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement).

10.7*	The PMI Group, Inc. Retirement Plan (September 1, 2007 Restatement).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd. And Subsidiaries Consolidated Financial Statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006