Form 10-K
period 2007-12-31
PMI GROUP INC
filed 2008-03-17
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 29, 2007 was approximately $2.9 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date. All executive officers and directors, and beneficial owners of 10% or more of the outstanding shares, of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares outstanding of registrant’s common stock, as of close of business on February 29, 2008: 81,212,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference into Items 10 through 14 of Part III.

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

We provide financial products designed to reduce risk, lower costs and expand market access for residential mortgages, public finance obligations and asset-backed securities. Our products include:

•	Mortgage insurance and reinsurance;

•	Structured finance solutions, which may take the form of mortgage insurance; and

•	Financial guaranty.

Through our U.S., International and Financial Guaranty segments, we offer these products across the credit spectrum and in a variety of countries.

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

The significant weakening of the U.S. residential mortgage, housing, credit, and capital markets negatively affected our financial condition and results of operations in 2007. Our consolidated net loss was $915.3 million for the year ended December 31, 2007. We discuss the impact of the mortgage, housing, credit, and capital market declines on our operating segments in Items 1(B). U.S. Mortgage Insurance Operations, 1(C). International Operations and 1(D). Financial Guaranty, below. Our financial condition and results of operations for 2007 are discussed on both a consolidated and segment basis in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

U.S. Mortgage Insurance Operations.    Our U.S. subsidiary, PMI Mortgage Insurance Co., including its affiliated U.S. companies, collectively referred to as PMI, is a leading U.S. residential mortgage insurer. PMI offers a variety of mortgage insurance and structured finance products to meet the capital and credit risk mitigation needs of its customers. We also own 50% of CMG Mortgage Insurance Company, or CMG MI, a joint venture that provides mortgage insurance exclusively to credit unions.

International Operations.    Through our Australian subsidiaries (collectively, “PMI Australia”), we are one of the leading providers of mortgage insurance in Australia and New Zealand. PMI Australia provides credit enhancement products to lending institutions as well as credit enhancement for residential mortgage-backed securitizations. Our European subsidiaries (collectively, “PMI Europe”) offer mortgage insurance and mortgage credit enhancement products, including primary mortgage insurance, structured portfolio products and reinsurance products, primarily tailored to the European mortgage markets. Our Hong Kong subsidiary, PMI Asia, offers mortgage reinsurance to residential mortgage lenders and investors in Asian markets. PMI Canada, our Canadian mortgage insurer, began offering residential mortgage insurance products in 2007.

Financial Guaranty.    We are the lead investor in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (“FGIC”), provides financial guaranty insurance for public finance and structured finance obligations. As a result of the deterioration of the credit and capital markets in 2007 and the downgrades of FGIC in 2008 to “A” by Standard & Poor’s, “AA” by Fitch and “A3” by Moody’s, FGIC has ceased writing new business, and we believe it is unlikely that FGIC will be able to write new financial guaranty business at its current ratings. As described further below, FGIC Corporation has proposed a significant restructuring of its insurance operations to the New York Insurance Department, including the organization of a new financial guaranty insurer to be domiciled in New York to provide support for the global public finance and infrastructure obligations previously insured by FGIC and to write new business to serve those markets. We do not know what form such restructuring, if any, will ultimately take. Our surety company, PMI Guaranty Co., provides financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services. We also have a substantial ownership stake in RAM Holdings Ltd., the parent company of RAM Reinsurance Company Ltd. (“RAM Re”), a Bermuda-based financial guaranty reinsurance company.

Financial Strength Ratings.    Independent rating agencies have assigned our insurance subsidiaries the insurer financial strength ratings shown in the table below. These ratings are based on the rating agencies’ assessments of the financial risks associated with historical business activities and new business initiatives. In their assessments, the rating agencies model the adequacy of capital to withstand severe loss scenarios and review, among other things, corporate strategy, operational performance, available liquidity, the outlook for the relevant industry, and competitive position. The rating agencies can change or withdraw their ratings at any time.

Insurer Financial Strength Ratings (as of March 14, 2008)
	Standard & Poor’s	Fitch	Moody’s	DBRS
PMI Mortgage Insurance Co.	AA	AA	Aa2	AA
PMI Insurance Co.	AA	AA	Aa2	-
PMI Australia	AA	AA	Aa2	-
PMI Canada	-	-	-	AA
PMI Europe	AA	AA	Aa3	-
PMI Guaranty	AA	AA	Aa3	-
CMG MI	AA-	AA	-	-
FGIC	A	AA	A3	-
RAM Re	AAA	-	Aa3	-

Many of our customers view the insurer financial strength ratings assigned to us as indicative of our strength as a counterparty. For example, the value of our credit enhancement products in capital markets transactions is determined in significant part by our applicable insurer financial strength ratings. In the United States, two of our largest customers, Fannie Mae and Freddie Mac (collectively, the “GSEs”), require eligible mortgage insurers such as PMI to be rated at a minimum of “AA-” or its equivalent by at least two of the national rating agencies. The GSEs also may limit the activities of eligible mortgage insurers who have been downgraded by one rating agency below “AA-” although they have stated that they will temporarily suspend imposition of such limitations provided that the downgraded insurer submits, and the GSE approves, a remediation plan. Accordingly, a ratings downgrade, or the announcement of a potential downgrade or other concern relating to the financial strength of our insurance subsidiaries could have a material adverse effect on our business prospects, our ability to compete, and our holding company debt ratings. A number of our insurance subsidiaries (PMI Australia, PMI Europe, PMI Guaranty, PMI Canada, CMG MI and, indirectly, PMI Asia) receive capital support from PMI and are, therefore, dependent in part upon the financial strength and ratings of PMI. Thus, the ratings or performance of our insurance subsidiaries who receive capital support from PMI would be adversely affected by a ratings downgrade of PMI. Ratings assigned to our holding company or its debt are set out below.

Holding Company Ratings (as of March 14, 2008)
	Standard & Poor’s Counterparty Credit Rating	Fitch Senior Unsecured Debt Rating	Moody’s Senior Unsecured Debt Rating
The PMI Group, Inc.	A	A	A1

For a discussion of recent rating agency actions with respect to our holding company’s ratings and subsidiaries’ insurer financial strength ratings and risk factors associated with these issues, see Item 1A. Risk

Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition and Recent downgrades relating to FGIC and the placing of RAM Re on negative credit watch have adversely affected our financial condition and results of operations. Additional adverse rating agency actions with respect to FGIC or RAM Re could further harm our financial condition and results of operations and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings, below.

As of December 31, 2007, our consolidated total assets were $5.1 billion, including our investment portfolio of $3.7 billion. Our consolidated shareholders’ equity was $2.5 billion as of December 31, 2007. See Item 8. Financial Statements and Supplementary Data—Note 17. Business Segments, for financial information regarding our business segments.

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

The PMI Group is a Delaware corporation. Our principal executive offices are located at 3003 Oak Road, Walnut Creek, California 94597-2098, and our telephone number is (925) 658-7878.

B.	U.S. Mortgage Insurance Operations

Through PMI, we provide residential mortgage insurance and structured finance products to mortgage lenders, capital market participants and investors throughout the United States. PMI is incorporated in Arizona, headquartered in Walnut Creek, California, and licensed in all 50 states, the District of Columbia, Puerto Rico, Guam, and the Virgin Islands. Under its monoline insurance licenses, PMI may only offer mortgage insurance covering first lien, one-to-four family residential mortgages.

Residential mortgage insurance protects mortgage lenders, and subsequent holders of insured mortgage loans, in the event of borrower default, by reducing and, in some instances, eliminating the resulting credit loss to the insured institution. By mitigating default risk, residential mortgage insurance facilitates the origination of “low down payment mortgages,” generally mortgages with down payments of less than 20% of the value of the homes. Mortgage insurance also reduces the capital that financial institutions are required to hold against low down payment mortgages and facilitates the sale of low down payment mortgage loans in the secondary mortgage market.

PMI’s residential mortgage insurance products most frequently provide first loss protection on loans held by portfolio lenders and insured loans sold to the GSEs or the “agency market”. PMI also offers structured finance products, in the form of mortgage insurance, to the GSEs and offers first loss and/or mezzanine loss credit enhancement of mortgage-backed securities issued by capital market participants other than the GSEs (the “non-agency market”). The size of the non-agency market decreased significantly over the course of 2007. The mortgage insurance and structured finance products PMI offers to meet the demands of the mortgage origination, agency and non-agency markets are described below.

The deterioration of the U.S. residential mortgage, housing, credit, and capital markets significantly impacted PMI in 2007. Section 7. Defaults and Claims, below, shows the higher delinquency rates, higher claims paid and higher loss reserves experienced by PMI in 2007. Section 6. Risk Management, below, discusses underwriting guidelines and pricing changes made by PMI. For a detailed review of PMI’s 2007 financial results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – U.S. Mortgage Insurance Operations, below.

1.	Products

(a) Primary Mortgage Insurance

Primary insurance provides the insured with first-loss mortgage default protection on individual loans at specified coverage percentages. Our maximum obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on the defaulted loan. The loss amount includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan’s default and property foreclosure. In lieu of paying the coverage percentage of the loss amount on a defaulted loan, we generally may: (i) pay the full loss amount and take title to the mortgaged property, or (ii) in the event that the property is sold prior to settlement of the claim, pay the insured’s actual loss.

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

PMI’s primary insurance in force and primary risk in force at December 31, 2007 were $123.6 billion and $31.0 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. The chart below shows our U.S. primary new insurance written, or NIW, for the years ended December 31, 2007, 2006 and 2005. NIW refers to the original principal balance of all loans that receive new primary mortgage insurance coverage during a given period.

	2007		2006		2005
	(In millions)
Flow Channel	$37,584	81%	$23,270	72%	$28,194	78%
Structured Finance Channel	$8,549	19%	$8,964	28%	$7,740	22%

Total Primary NIW	$46,133	100%	$32,234	100%	$35,934	100%

Primary Flow Channel.    Lenders purchase primary mortgage insurance through our flow channel to reduce default risk, to obtain capital relief and, most often, to facilitate the sale of their low down payment loans to the GSEs and other investors. The GSEs purchase residential mortgages from lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market. As the GSEs have traditionally been the principal purchasers of conforming mortgage loans, mortgage lenders have typically originated such loans in conformance with GSE guidelines for sellers and servicers. These guidelines reflect the GSEs’ own charter requirements which, among other things, allow the GSEs to purchase low down payment mortgage loans only if the lender: (i) secures mortgage insurance on those loans from an eligible insurer, such as PMI; (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, banking regulations may increase the level of capital required to be held by the lender to reflect the lender’s increased obligations, which could in turn increase the lender’s cost of doing business.

The GSEs also have established approval requirements for eligible mortgage insurers. The approval requirements cover substantially all areas of PMI’s mortgage insurance operations and require disclosure of certain activities and new products to the GSEs. The requirements mandate that eligible mortgage insurers must maintain at least two of the following three ratings: “AA-” by Standard & Poor’s or Fitch, or “Aa3” by Moody’s. In addition, even if only one rating agency assigns a rating below “AA-” or “Aa3”, the GSEs may require that the affected mortgage insurer limit certain activities and practices in order to remain a GSE eligible mortgage insurer. Such limitations could include the preclusion of offering captive reinsurance (described below) without the GSEs consent and maximum risk-to-capital ratios. The GSEs recently announced that they have temporarily suspended imposition of the additional requirements that would otherwise automatically be applicable upon a downgrade by one rating agency provided that the downgraded insurer submits, and the GSE subsequently approves, a remediation plan within certain timeframes.

Lenders that purchase mortgage insurance select specific coverage levels for insured loans. As a result of the GSEs’ coverage requirements, lenders generally select a coverage percentage that effectively reduces the ratio of the original loan amount to the value of the property, or LTV, to not more than 80%. We charge higher premium rates for higher coverage, as higher coverage percentages generally result in higher amounts paid per claim. Higher LTV loans generally have higher coverage percentages and higher average premiums. Refinanced mortgage loans we insure typically have lower LTVs, and therefore lower coverage percentages and premium rates, than purchase money mortgages due to the home price appreciation often associated with refinanced loans. Purchase money mortgages, which generally have higher LTVs, tend to have higher coverage percentages, or “deeper” coverage. Accordingly, the relative sizes of the purchase money and refinance mortgage origination markets influence the average LTV, coverage rate and premium of our NIW and insurance in force. The sizes of the U.S. mortgage origination market and its purchase money and refinance components are influenced by many economic factors, including interest rates and home prices.

Premium payments may be paid to us on a monthly, annual or single premium basis. Monthly payment plans represented 93.5% of NIW in 2007, 96.4% of NIW in 2006 and 94.1% of NIW in 2005. As of December 31, 2007, monthly plans represented 92.9% of our U.S. primary risk in force compared to 93.5% at December 31, 2006 and 93.1% at December 31, 2005. Single premium plans represented substantially all of the remaining NIW and primary risk in force. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount or the value of the property has increased sufficiently.

Depending upon the loan, the premium payments for flow primary mortgage insurance coverage may ultimately be borne by the insured (“Lender Paid MI”) or by the insured’s customer, the mortgage borrower (“Borrower Paid MI”). In either case, the payment of premiums to us is the responsibility of the insured. PMI’s primary insurance rates for Borrower Paid MI are based on rates that we have filed with the various state insurance departments. To establish these rates, we utilize pricing models that consider a number of variables, including coverage percentages, loan and property attributes, and borrower risk characteristics. Because Lender Paid MI products are frequently designed to meet the needs of a lender’s particular loan program, we attempt to calibrate our Lender Paid MI pricing to a loan program’s specific borrower and loan-type risk characteristics. In addition, as a significant percentage of Lender Paid MI is processed through our electronic delivery channels, lenders’ use of Lender Paid MI serves to increase our efficiency and reduce our policy acquisition costs. Lender Paid MI represented 20.1% of flow NIW in 2007, 17.5% in 2006 and 16.7% in 2005.

Primary mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, increased claims from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. We may not cancel mortgage insurance coverage except in the event of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to our flow channel, the insured or the loan’s mortgage servicer generally may cancel mortgage insurance coverage at any time. In addition, the GSEs’ guidelines generally provide that a borrower’s written request to cancel Borrower Paid MI should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination of Borrower Paid MI on most loans when the LTV ratio (based upon the loan’s amortization schedule) reaches 78%, and provides for cancellation of Borrower Paid MI upon a borrower’s request when the LTV ratio reaches 80%, upon satisfaction of conditions set forth in the statute.

Structured Finance Channel.    We provide credit enhancement solutions to agency and non-agency MBS issuers as well as portfolio investors. While the terms vary, our structured finance products generally insure a large group of pre-existing loans or loans to be originated in the future whose attributes will conform to the terms of the negotiated agreement. A structured finance product can include primary insurance (first loss), modified pool insurance which may be subject to deductibles and which is discussed below, or both. Premiums for structured finance coverage are paid and borne by the issuers or investors.

Most non-agency MBS transactions do not utilize mortgage insurance. Instead, non-agency MBS issuers often use other third party credit enhancement products, such as financial guaranty insurance, or, most often, forego all third party credit enhancement products by using over-collateralized structures. As a result, we compete against both MBS transactions that forego third party credit enhancement and third party credit enhancers, such as other mortgage insurers and financial guarantors. The extent to which we may bid upon, and if successful participate in, non-agency MBS transactions is subject to a number of factors, including:

•

The size of the non-agency MBS market. As a result of deterioration in the housing, mortgage, credit, and capital markets, we expect the size of the non-agency MBS market to be significantly diminished in 2008.

•	The attractiveness of mortgage insurance relative to other forms of external credit enhancement.

•

The attractiveness of mortgage insurance relative to the use of internal credit enhancement structures, which depends in large part on the interest rates offered to investors purchasing the various tranches of an MBS.

•	Our perceived strength as a counterparty, our financial strength ratings, and the amount of credit for losses that rating agencies give to our mortgage insurance products.

•

Continued MBS product innovation, which may involve credit or interest rate swap instruments, over-collateralized executions and other forms of credit enhancement that do not require mortgage insurance. PMI’s monoline insurance licenses prohibit it from offering credit enhancement products other than residential mortgage insurance.

All of the above factors are affected by domestic and international economic and financial conditions including, but not limited to, levels of liquidity in the U.S. and international capital markets, interest rates, home price appreciation, employment levels, and the relative attractiveness of non-agency MBS compared to other debt securities. Because economic factors and the diverse array of competitors in the capital markets affect our opportunities to write mortgage insurance for structured transactions, PMI’s NIW from structured finance can vary significantly from year to year. We expect that PMI’s opportunities to participate in structured finance transactions will be limited in 2008 as a result of the projected smaller non-agency MBS market this year.

In the future, PMI’s opportunities to participate in structured finance transactions will be impacted by the implementation in the United States of Basel II, the Basel Committee on Banking Supervision’s proposal to implement a new international capital accord. Basel II will affect the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance could alter the competitive positions of mortgage insurers. The U.S. banking regulators have also stated that in 2008 they will propose optional regulations for mid-size and small banks that reflect the standardized approach under Basel II. No date has been announced for the publication of these regulations. Finally, the Basel Committee has proposed a further review of international capital accords.

In addition to MBS issuances, we offer primary mortgage insurance on large groups of loans that lenders and investors intend to hold in their portfolios. In these instances, the lender or investor purchases mortgage insurance to achieve capital relief, liquidity or to receive protection against default risk.

We utilize risk-based pricing models to establish premium rates for our structured finance transactions business. These models consider variables relating to the structure of the transaction, real estate loss scenarios, and the loans within the insured portfolio, including coverage levels selected by the insured, loan and property attributes, and borrower risk characteristics.

(b) Pool Insurance

Modified Pool Insurance.    We currently offer modified pool insurance products that may be attractive to agency and non-agency MBS issuers, investors and lenders seeking credit enhancement for MBS transactions, regulatory capital relief or the reduction of mortgage default risk. Modified pool insurance may be used in tandem with primary mortgage insurance or may be placed on loans that do not require primary insurance. The extent of coverage of modified pool products varies. Some products provide first loss protection by covering losses (up to a loan-level benefit limit) on individual loans held within the pool of insured loans up to a stated aggregate loss limit (“stop loss limit”) for the entire pool. Some modified pool products offer mezzanine-level coverage by providing for claims payments only after a predetermined cumulative claims level, or deductible, is reached. Such mezzanine-level coverage generally also includes a stop loss limit.

To date, PMI has issued modified pool insurance principally to the GSEs as supplemental coverage and to lenders and other capital markets participants. As of December 31, 2007, PMI had $2.9 billion of modified pool risk in force, representing 8.3% of PMI’s total risk in force. With respect to modified pool coverage, we calculate risk in force by subtracting the deductible and claims paid, if any, from the applicable stop loss limit. In later coverage years, loan terminations within the covered pool may also reduce the pool’s risk in force. Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

Other Pool Insurance.    Prior to 2002, PMI offered certain traditional pool insurance products, referred to principally as GSE Pool or Old Pool, to lenders, the GSEs and the non-agency market. As of December 31, 2007, other pool insurance represented 1.8% of PMI’s total risk in force and 17.7% of PMI’s total pool risk in force (including modified pool).

(c) Captive Reinsurance

Mortgage insurers including PMI offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. Under a captive reinsurance agreement, PMI reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. In return, a commensurate amount of PMI’s gross premiums received is ceded to the captive reinsurance company less, in some instances, a ceding commission paid to us for underwriting and administering the business. Ceded premiums, as well as capital deposits required of the captive reinsurer, are held in a bankruptcy-remote trust for our benefit to secure the payment of potential future claims. Captive reinsurers must comply with applicable insurance regulations and must adhere to minimum risk-to-capital ratios, which consider only eligible assets held in trust specifically for our benefit. If during predetermined reporting periods, the value of assets in the trust is less than that required under the minimum capital requirement, the captive reinsurer must deposit additional amounts into the trust account. Dividends from the trust accounts are only permissible once specified capital ratios are exceeded. In addition to adherence to minimum capital ratios, some captive reinsurance agreements disallow any dividends until book years have been reinsured for a minimum time period, typically three years. Because captive trust assets are not segregated by book or policy year, ceded premiums deposited into a trust in one year may be used to pay claims on policies reinsured by the captive in prior or later book years. As of December 31, 2007, assets in captive trust accounts held for the benefit of PMI totaled approximately $700 million.

PMI’s captive reinsurance agreements primarily provide for excess-of-loss reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer up to the maximum coverage level. The GSEs’ eligibility requirements for approved mortgage insurers have been temporarily amended, with respect to business written on or after June 1, 2008, to prohibit cessions of gross risk or gross premium cedes greater than 25% to captive reinsurers. PMI also offers quota share captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected, less a ceding commission. Captive reinsurance agreements decrease the possibility of PMI incurring unacceptably high levels of losses in times of economic stress. In addition, certain rating agency capital models recognize the trust balances of the captive reinsurers and, thus, also recognize the reinsurance value and transfer of risk criteria of captive reinsurance. Typically only flow Borrower Paid MI is subject to captive reinsurance agreements. The captive reinsurance agreements must comply with both federal and state statutes and regulations, including the Real Estate Settlement Procedures Act of 1974, as well as criteria established by the GSEs.

In 2007, we received $1.2 million in claim payments from captive trusts. We expect this amount to increase in 2008 and increase substantially in 2009. See Item 1A. Risk Factors—The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to scrutiny relating to the use of captive reinsurance arrangements and other products and services, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance Operations, Premiums written and earned, below.

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

(e) Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates (collectively “CMG MI”) offer mortgage insurance for loans originated by credit unions. CMG MI is a joint venture, equally owned by PMI and CUNA Mutual Investment Corporation (“CMIC”). CMIC is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG MI. As of December 31, 2007, CMG MI had $18.9 billion of primary insurance in force and $4.7 billion of primary risk in force. CMG MI’s financial results are reported in our consolidated financial statements under the equity method of accounting in accordance with U.S. generally accepted accounting principles or GAAP. CMG MI’s operating results are not included in our results shown in Part II of this Report on Form 10-K, unless otherwise noted.

Under the terms of the restated joint venture agreement effective as of June 1, 2003, CMIC has the right on September 8, 2015, or earlier under certain limited conditions, to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI’s interest in CMG MI for an amount equal to the then current fair market value of PMI’s interest. PMI and CMIC have also entered into a capital support agreement, which is subject to certain limitations, for the benefit of CMG MI in order to maintain CMG MI’s insurer financial strength rating at “AA-” by Standard & Poor’s and “AA” by Fitch. CMG MI is a GSE eligible mortgage insurer.

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

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2007	2006	2005	2004	2003
FHA/VA	20.1%	22.7%	23.5%	32.8%	36.4%
Private Mortgage Insurance	79.9%	77.3%	76.5%	67.2%	63.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source:	Inside Mortgage Finance (based upon primary NIW but includes certain insurance written that we classify as pool insurance)

The sizes of the FHA/VA and private mortgage insurance markets are impacted by, among other things, the maximum loan amounts that FHA and VA can insure. The size of the private mortgage insurance market is also influenced by GSE conforming loan limits, the maximum loan amount that the GSEs may purchase. In February 2008, Congress passed an economic stimulus package that included a provision that will temporarily raise the GSE conforming loan limits to allow the GSEs to purchase and/or guarantee certain “jumbo” mortgages originated between July 1, 2007 and December 31, 2008. The legislation temporarily increases the maximum conforming loan limit from $417,000 to $729,750. Because the legislation also includes a cap of 125 percent of the median home price for an area, the GSE conforming loan limit will remain at $417,000 in markets where the median home price is $333,600 or less. This increase will expire at the end of 2008 unless extended by new legislation.

The legislation also temporarily raised the FHA base loan limit ("floor") to 65% of the current GSE limit or $271,050, and temporarily raised the FHA maximum loan limit from $362,750 to $729,750. Permanent changes to FHA loan limits, as well as lower minimum down payment requirements, are being considered by Congress. These changes, if adopted, could significantly expand FHA’s mortgage insurance program. Further increases in the amount that the FHA and VA can insure could cause future demand for private mortgage insurance to decrease. We and other private mortgage insurers also face competition in several states from state-supported mortgage insurance funds.

Fannie Mae and Freddie Mac — The GSEs

Mortgage insurers, including PMI, compete with the GSEs when the GSEs seek to assume mortgage default risk that could be covered by mortgage insurance. The GSEs have introduced programs that allow lenders to purchase reduced mortgage insurance coverage.

Federal Home Loan Banks

The Federal Home Loan Banks, or FHLBs, purchase single-family conventional mortgage loans originated by participating financial institutions. Typically, mortgage insurance coverage is placed on these loans when the LTV exceeds 80%.

Financial Institutions and Mortgage Lenders

During the last several years, the private mortgage insurance industry faced increasing competition from the home equity lending operations of financial institutions and other mortgage lenders who structured their high

LTV residential lending in such a way that mortgage insurance was not required. Certain lenders originated mortgages that had a first mortgage lien with an LTV of 80%, and a second mortgage lien ranging from 5% to 20% LTV. These loans are commonly referred to as simultaneous seconds, “piggybacks,” 80/10/10, 80/20 or 80/15/5 loans. Since the first mortgage is only an 80% LTV, the GSEs do not require mortgage insurance with respect to either mortgage when acquiring only the first mortgage, even though the combined LTV exceeds 80%. These products grew in popularity between 2003 and early 2006 due to a number of factors, including low interest rates, rapid home price appreciation rates and an increased focus by lenders on home equity lending. The increased popularity and use of these and other similar products reduced the available market for primary mortgage insurance. In 2007, origination of these products declined dramatically, primarily as a result of the diminished demand in the capital markets for these products and new underwriting standards issued by bank and thrift regulators.

In addition, we and other private mortgage insurers compete with financial institutions, primarily commercial banks and thrifts, when they retain risk on all or a portion of their high LTV mortgage portfolios rather than obtain insurance for this risk. Our use of captive reinsurance with certain lenders with whom we do business (see Section 1—Captive Reinsurance, above) also negatively impacts our premiums earned.

Structured Finance — Competitors

In order to participate in structured finance transactions, we must compete against other mortgage insurers as well as other credit enhancement providers. In addition, the design and use of MBS structures that do not include external credit enhancement negatively affects the private mortgage insurance market and our NIW.

3.	Customers

Our U.S. customers are primarily mortgage lenders, depository institutions, commercial banks, investors (including the GSEs), the FHLBs, and other capital market participants. In 2007, PMI’s top ten customers generated 52.0% of PMI’s premiums earned compared to 43.9% in 2006. The beneficiary under PMI’s master policies is the owner of the insured loan. The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the beneficiaries of a substantial portion of PMI’s mortgage insurance coverage. If the slowdown in the non-agency MBS market continues in 2008, the GSEs will likely become beneficiaries of an even greater portion of PMI’s mortgage insurance coverage.

4.	Sales and Product Development

We employ a sales force located throughout the U.S. to directly sell products and services to lenders. Our U.S. sales force is comprised entirely of PMI employees who receive compensation consisting of a base salary and incentive compensation tied to performance objectives. PMI’s product development and structured finance departments have primary responsibility for the creation of new products.

5.	Business Composition

Primary Risk in Force.    The composition of PMI’s primary risk in force is summarized in the table below. The table is based upon information available to PMI at the date of policy origination.

	As of December 31,
	2007	2006	2005	2004	2003
Primary Risk in Force (in millions)	$30,967	$25,711	$24,971	$25,505	$24,668
Loan and Borrower Characteristics as Percentages of Primary Risk in Force
LTV:
Above 97.0% LTV	24.6%	17.6%	14.3%	11.9%	8.6%
95.01% to 97.0% LTV	3.8%	4.6%	5.3%	6.6%	7.4%
90.01% to 95.0% LTV	29.5%	31.0%	33.7%	36.4%	37.6%
85.01% to 90% LTV	35.0%	37.9%	37.4%	35.9%	37.0%
85.00% LTV and below	7.1%	8.9%	9.3%	9.2%	9.4%

Loan Type*:
Fixed	87.2%	81.3%	80.4%	85.5%	90.4%
ARMs (excluding 2/28 Hybrid ARMs)	9.5%	12.5%	13.7%	11.7%	8.7%
2/28 Hybrid ARMs	3.3%	6.2%	5.9%	2.8%	0.9%

Less-than-A Quality (less than 620 FICO)	8.1%	8.0%	9.3%	10.9%	11.9%
Alt-A	22.8%	19.9%	17.2%	12.7%	8.7%
Interest Only	14.2%	9.9%	6.2%	n.m.	n.m.
Payment Option ARMs	3.8%	4.5%	3.5%	n.m.	n.m.

Property Type:
Single-family detached	82.8%	82.7%	83.8%	84.7%	85.8%
Condominium, townhouse, cooperative	12.8%	11.9%	11.5%	10.7%	10.0%
Multi-family dwelling and other	4.4%	5.4%	4.7%	4.6%	4.2%

Occupancy Status:
Primary residence	88.6%	88.8%	91.0%	93.2%	94.8%
Second home	4.3%	3.9%	3.4%	2.7%	2.2%
Non-owner occupied	7.1%	7.3%	5.6%	4.1%	3.0%

Loan Amount:
$100,000 or less	14.6%	17.9%	19.5%	20.5%	21.9%
Over $100,000 and up to $250,000	53.3%	56.4%	59.1%	61.9%	63.3%
Over $250,000	32.1%	25.7%	21.4%	17.6%	14.8%

GSE conforming loans**	91.7%	91.7%	91.8%	93.3%	93.9%

Non-conforming loans**	8.3%	8.3%	8.2%	6.7%	6.1%

Average primary loan size (in thousands)	$155.0	$142.5	$136.0	$131.1	$127.3

*	Loans types are not mutually exclusive and, therefore, do not total 100%.
**	GSE conforming loans have principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. Non-conforming loans have principal balances that exceed the GSE loan limits.
n.m.	- not meaningful

•

High LTV Loans.    LTV is the ratio of the original loan amount to the value of the property. In our experience, as LTV ratios increase, the associated default and claim rates generally increase as well. In particular, Above-97s, mortgages with LTVs exceeding 97%, have higher default and claim rates than mortgages with lower LTVs.

•

Fixed, Adjustable Rate and 2/28 Hybrid Mortgages.    We consider a loan an adjustable rate mortgage, or ARM, if its interest rate may be adjusted prior to the loan’s fifth anniversary. Based on our experience, the delinquency and claim rates of ARMs are generally higher than in the case of fixed rate loans. We consider a 2/28 Hybrid ARM a loan whose interest rate is fixed for an initial two year period and floats thereafter. PMI insured 2/28 Hybrid ARMs through its structured finance channel. 2/28 Hybrid ARMs have experienced higher default rates than other ARMs products. The higher default rates have been evident during these loans’ initial interest rate periods and are not necessarily related to rate resets. We believe that approximately 1% of PMI’s primary risk in force consists of 2/28 Hybrid ARMs that will reset in 2008.

•

Less-than-A Quality and Alt-A Loans.    We insure less-than-A quality loans and Alt-A loans through our primary flow and structured finance channels. We define less-than-A quality loans to include loans with FICO scores generally less than 620. We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. The default and claim rates of less-than-A quality and Alt-A loans exceed PMI’s average rates.

•

Interest Only Loans.    Borrowers with interest only loans, also known as deferred amortization loans, do not reduce principal during the initial deferral period (usually between two and ten years) and therefore do not accumulate equity through loan amortization during the initial deferral period. The significant majority of interest only loans insured by PMI have initial deferral periods of ten years. Interest only loans have more exposure to declining home prices than amortizing loans. We believe that less than one half of 1% of PMI’s primary risk in force consists of interest only loans whose initial deferral period will end in 2008.

•

Payment Option ARMs.    With a payment option ARM, a borrower generally has an option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed. Depending on prevailing interest rates and payment amounts, monthly payments may not be sufficient to fully cover interest due, in which case the shortfall is added to the principal amount of the loan in a manner known as “negative amortization.” While generally the amount of negative amortization allowed under the loan is capped, borrowers with payment option ARMs may choose not to reduce principal during the early years of the loan and may increase the principal amount owed. Typically, no later than the loan’s fifth anniversary the loan is “recast” as fully-amortizing with a loan balance equal to the principal then outstanding. Accordingly, like interest only loans, payment option ARMs have more exposure to declining home prices than amortizing loans. In addition, these loans may have interest rate risks similar to traditional ARMs.

•	Layered Risk. PMI insures loans that may possess one or more of the above characteristics. For example:

•	Approximately 2.9% of PMI’s primary risk in force consists of Above-97s with FICO scores below 620.

•	Approximately 0.3% of PMI’s primary risk in force consists of 2/28 Hybrid ARMs that are also Above-97s.

•	Approximately 0.5% of PMI’s primary risk in force consists of 2/28 Hybrid ARMs with FICO scores below 620.

•	Approximately 4.0% of PMI’s primary risk in force consists of Alt-A loans that are also Above-97s.

•	Approximately 4.5% of PMI’s primary risk in force consists of interest only loans that are also Above-97s.

•	Approximately 0.2% of PMI’s primary risk in force consists of interest only loans with FICO scores below 620.

This “layering” of risk has, in recent experience, further increased the risk of borrower default.

•

Average Primary Loan Size. As the table above shows, our average insured loan size increased each year since 2003. These increases were primarily caused by home price appreciation. As of December 31, 2007, the average primary loan size of PMI’s California and Florida insured loans were $301,386 and $177,999, respectively. Because our premium rates are based in part upon the size of the insured loan, higher average loan sizes favorably impact premiums written and earned. Our obligation to an insured with respect to a claim is generally determined by multiplying the stated coverage percentage by the loss amount, which includes any unpaid principal and interest. Accordingly, higher insured loan balances could negatively affect our average claim sizes. In February 2008, the GSE maximum conforming loan limit was temporarily raised from $417,000 to $729,750. This increase could cause our average loan size to increase in the future.

We believe that the increases in Above-97s, Alt-A loans and interest only loans as percentages of PMI’s risk in force in 2007, and the increase in average primary loan size, reflect higher concentrations of these types of loans as percentages of both the mortgage origination market and the private mortgage insurance market in the first half of 2007. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance Operations, Credit and portfolio characteristics below. In 2007, PMI’s average premium rate increased primarily as a result of its primary portfolio containing higher percentages of Above-97s and Alt-A loans. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans.

The following table shows U.S. primary risk in force by FICO score:

	Percentage of Primary Risk in Force by FICO Score As of December 31,
	2007	2006	2005
FICO Score:
Less than 575	2.2%	2.1%	2.5%
575—619	5.9%	5.9%	6.8%
620—679	33.1%	34.7%	34.6%
680—719	25.1%	24.5%	24.1%
720 and above	32.7%	31.5%	30.6%
Unreported	1.0%	1.3%	1.4%

Total	100.0%	100.0%	100.0%

Pool Risk in Force.    The following table shows components of PMI’s pool risk in force as of December 31 for the last five years.

	Pool Risk in Force (in millions)
	As of December 31,
	2007	2006	2005	2004	2003
Modified Pool	$2,851.9	$2,527.0	$1,809.6	$1,517.1	$1,390.9
Old Pool	277.8	346.7	420.6	501.7	656.8
Other Traditional Pool	225.6	230.6	242.8	266.8	325.2
GSE Pool	109.0	112.2	116.0	122.2	485.3

Total Pool Risk in Force	$3,464.3	$3,216.5	$2,589.0	$2,407.8	$2,858.2

The two tables below show the operation of stop loss limits and deductibles in the calculation of PMI’s modified pool risk in force. The first table presents data for the portion of PMI’s modified pool portfolio that is subject to deductibles. The second table presents similar data for the portion of PMI’s modified pool portfolio that is not subject to deductibles. The data in the tables below are organized by book year (the year in which the risk was written) and represent in each case the aggregate of modified pool transactions written during the applicable book year.

	Modified Pool (with Deductibles) by Book Year
	2007(1)	2006	2005	2004 & Prior
	(In millions)
Original Insurance In Force	$8,782	$18,913	$13,234	$35,500
Current Insurance In Force*	$8,325	$15,301	$7,839	$8,953
Stop Loss Limit	$265	$643	$367	$1,315
Original Deductible Amount	$77	$136	$78	$266
Risk In Force* (Stop loss less original deductible amount)	$188	$507	$289	$1,049
Losses Applicable to Deductible*	$0	$2	$5	$82
Current Deductible Balance*	$77	$134	$73	$184
Claims Paid to Date*	$0	$0	$0	$0
Average Loan Level Coverage Percent	24.0%	24.1%	25.2%	24.9%

	Modified Pool (without Deductibles) by Book Year
	2007(2)	2006	2005	2004 & Prior
	(In millions)
Original Insurance In Force	$0	$8,442	$2,577	$16,375
Current Insurance In Force*	$0	$5,798	$1,604	$2,774
Stop Loss Limit	$0	$317	$54	$483
Claims Paid to Date*	$0	$2	$2	$31
Risk In Force* (Stop loss less claims paid)	$0	$315	$52	$452
Average Loan Level Coverage Percent	N/A	27.2%	24.6%	26.1%

*	As of December 31, 2007.
(1)	Excludes one hybrid transaction in which PMI Guaranty Co. also participated and for which PMI has established loss reserves.
(2)	We did not write any modified pool business (without deductible) for 2007 book year.

The following two tables show the composition of PMI’s modified pool portfolio by book year based upon the effective date of coverage. Because modified pool stop loss limits and deductibles operate across a pool of loans, we show the composition of PMI’s modified pool portfolio in the tables below on an insurance in force (“IIF”) rather than risk in force basis. The table immediately below shows the composition of the portion of PMI’s modified pool portfolio that is subject to deductibles.

	Modified Pool (with Deductibles)
	As of December 31, 2007 for Book Year
	2007	2006	2005	2004 & Prior
Modified Pool (with Deductibles) IIF (in millions)	$8,325	$15,301	$7,839	$8,953

Credit Score as percentages of above IIF***
Less than 575	1.7%	0.5%	0.1%	4.2%
575—619	3.5%	1.2%	0.8%	9.1%
620—679	34.7%	37.9%	24.1%	24.2%
680—719	34.2%	33.6%	31.7%	18.9%
720 and above	25.9%	26.8%	43.3%	43.6%

Loan Type as percentages of above IIF
Fixed Rate	95.0%	98.7%	80.4%	94.5%
ARMs	5.0%	1.3%	19.6%	3.5%
2/28 Hybrid ARMs	0.0%	n.m.	n.m.	0.0%

Specific Portfolio Characteristics* as percentages of above IIF
Alt-A Loans	68.3%	72.8%	69.5%	40.6%
Interest Only Loans	44.1%	37.5%	37.9%	9.9%
California Loans	19.3%	16.2%	17.9%	12.9%
Florida Loans	9.5%	11.4%	12.3%	6.2%
Auto States** Loans	9.2%	9.5%	9.4%	13.1%
Above 97s	7.4%	0.4%	0.6%	0.9%

Avg Loan Size	$207,481	$189,907	$177,194	$128,341
Avg LTV	81%	79%	79%	75%
Avg FICO	688	693	709	690

*	Specific portfolio characteristics are not necessarily mutually exclusive.
**	Auto States include Michigan, Indiana, Ohio, and Illinois.
***	May not total due to unreported FICO scores.
n.m.	Not material.

The table below shows the composition of the portion of PMI’s modified pool portfolio that is not subject to deductibles.

	Modified Pool (Without Deductibles)
	As of December 31, 2007 for Book Year
	2007	2006	2005	2004 & Prior
Modified Pool (without Deductibles) IIF (in millions)	0	$5,798	$1,604	$2,774

Credit Score as percentages of above IIF***
Less than 575	N/A	7.9%	0.0%	0.4%
575—619	N/A	17.1%	0.4%	1.6%
620—679	N/A	43.5%	20.6%	33.7%
680—719	N/A	20.2%	29.8%	27.5%
720 and above	N/A	11.3%	48.0%	29.1%

Loan Type as percentages of above IIF
Fixed Rate	N/A	34.9%	98.4%	88.5%
ARMs	N/A	64.6%	1.6%	9.2%
2/28 Hybrid ARMs	N/A	0.5%	0.0%	0.0%

Specific Portfolio Characteristics* as percentages of above IIF
Above 97s	N/A	36.1%	0.1%	2.8%
Auto States** Loans	N/A	15.7%	4.3%	6.4%
California Loans	N/A	10.5%	21.0%	20.5%
Florida Loans	N/A	9.0%	7.5%	7.5%
Alt-A Loans	N/A	7.6%	71.1%	73.9%
Interest Only Loans	N/A	6.7%	46.5%	6.7%

Avg Loan Size	N/A	$156,958	$198,959	$129,516
Avg LTV	N/A	93%	76%	78%
Avg FICO	N/A	651	718	694

*	Specific portfolio characteristics are not necessarily mutually exclusive.
**	Auto States include Michigan, Indiana, Ohio, and Illinois.
***	May not total due to unreported FICO scores.

We believe that the risk reduction features of our modified pool products, which may include deductibles and stop loss limits, mitigate our risk of loss from the loans insured. In addition, with the exception of 2006 (non-deductibles), the average LTVs of loans insured by PMI’s modified pool products are typically significantly below LTV averages for PMI’s primary portfolio. While we have not established loss reserves with respect to modified pool with deductibles, we have established reserves with respect to PMI’s modified pool (non-deductible) portfolio. (See Section 7. Defaults and Claims—Pool Claims, below.)

Persistency; Policy Cancellations.    A significant percentage of PMI’s premiums earned is generated by insurance policies written in previous years. Consequently, the level of policy cancellations and resulting length of time that insurance remains in force are key determinants of PMI’s revenues and net income. One measure of the impact of policy cancellations on insurance in force is our persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The following graph and table show average annual mortgage interest rates and PMI’s primary portfolio persistency rates from 1998 to 2007.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Interest Rate*	6.9%	7.4%	8.1%	7.0%	6.5%	5.8%	5.8%	5.9%	6.4%	6.3%
Persistency Rate	68.0%	71.9%	80.3%	62.0%	56.2%	44.6%	60.9%	61.9%	69.6%	75.5%

*	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac data.

As shown by the above graph and table, low or declining interest rate environments are major factors in shortening the length of time our primary insurance in force has remained in effect. Between 2001 and 2003, declining interest rates resulted in heavy mortgage refinance activity, causing PMI’s policy cancellations to increase, thereby negatively impacting earned premiums. In 2004 through 2007, the persistency rate improved partly as a result of stabilizing or increasing interest rates.

In addition to interest rates, we believe that refinance activity is influenced by levels of home price appreciation, consumer behavior and the availability of certain alternative loan products. We believe that higher levels of home price appreciation and increasing consumer acceptance of refinance transactions contributed to higher levels of refinance activity between 2001 and 2006. We also believe that alternative loan products, such as interest only loans and payment option ARMs, encouraged refinancing in recent years. In 2007, declining or moderating home price appreciation and the diminished availability of alternative loan products positively impacted PMI’s persistency rate.

6.	Risk Management

Risk Management Approach

We utilize proprietary and other statistical models to measure and predict loan performance based on the historical prepayment and loss experience of loans. We analyze performance based on borrower, loan and property characteristics, along with geographic factors, through historic economic and real estate cycles. We use the outputs from these models to develop and refine how we price our coverage and in the establishment of national and regional underwriting guidelines to control the concentrations of risk in PMI’s portfolio. In developing guidelines, we also take into account the GSEs’ underwriting guidelines. Historically, our underwriting guidelines have generally allowed us to place mortgage insurance coverage on any mortgage loan accepted by the GSEs’ automated underwriting systems for purchase by the GSEs. However, underwriting guideline changes described below limit in some cases PMI’s coverage on such loans.

We continually monitor risk concentrations in our portfolio using various statistical tools. Among these are the pmiAURAsm System and the PMI U.S. Market Risk Indexsm. The pmiAURAsm System is a proprietary risk scoring tool we developed over 19 years ago that assigns a unique risk score to each loan in PMI’s portfolio corresponding to the predicted likelihood of an insured loan going to claim based on demographic, geographic, economic, and loan specific characteristics. The PMI U.S. Market Risk Indexsm is a proprietary statistical model that predicts the probability of a decline in home prices two years from the quarter of issuance in the Metropolitan Statistical Areas in the United States based on local, historical home price appreciation, changes in the local labor markets and local home affordability. We publish the output of this model on a quarterly basis. During 2007, as part of our normal review process, we revised and re-estimated the variables in the model to adapt it to changes in the housing market.

2007 Underwriting Guidelines and Pricing Changes

We review PMI’s portfolio on an on-going basis. Based upon our continuing review of PMI’s portfolio and the significant weakening of the mortgage, housing and credit markets, we have initiated a number of underwriting guidelines and pricing actions. In late 2006, we issued guideline changes designed to preclude future coverage of 2/28 Hybrid ARMs through PMI’s primary structured finance channels. During the course of 2007, we refined PMI’s structured finance pricing and underwriting policies. In the third quarter of 2007, we amended certain PMI lender paid policies to reduce future coverage of Above-97s and Alt-A loans. Effective October 1, 2007, we instituted tighter underwriting guidelines and higher borrower paid pricing with respect to Above-97s. Effective January 1, 2008, we tightened PMI’s borrower paid underwriting guidelines with respect to Alt-A loans. These initiatives, and changes in both the mortgage origination and mortgage insurance markets in the second half of 2007, reduced the percentage of Above-97s and Alt-A loans in PMI’s NIW in the third and fourth quarters of 2007.

Effective March 1, 2008, we further tightened underwriting guidelines with respect to Alt-A loans and eliminated future coverage of Above-97s through our primary flow channel. Effective March 1, 2008, we also instituted loan to value and loan product limitations with respect to loans originated in certain distressed markets. We expect PMI’s NIW to be lower in 2008 than 2007 in part because of these guideline changes and limitations.

Underwriting Process

To obtain mortgage insurance on an individual mortgage loan, a customer submits an application to us. If the loan is approved for mortgage insurance, we issue a commitment to the customer. During the last several years, advances in technology have enabled us to offer customers the option of electronic submission of applications and supporting documentation, as well as electronic receipt of insurance commitments and certificates. Customer use of our electronic delivery options accounted for approximately 83% of PMI’s new policies issued in the primary flow channel in 2007, compared to approximately 79% in 2006 and 75% in 2005.

More than 86% of PMI’s flow NIW is underwritten pursuant to a delegated underwriting program that allows approved lenders, subject to periodic quality-control audits, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance. Delegated underwriting enables us to meet mortgage lenders’ demands for immediate insurance coverage of certain loans. If PMI determines that a lender participating in the program commits us to insure a loan that fails to meet all of the approved underwriting guidelines, subject to certain exceptions, PMI has the right to exclude or rescind the coverage on the loan. PMI may also suspend or terminate the insured’s ability to extend coverage to new loans if it determines that the insured has not been complying with approved underwriting guidelines. In 2007, as a result of a significant variance from our quality control standards, we terminated the delegated underwriting program made available to a large customer. Flow customers that are not approved to participate in the delegated program generally must submit to us an application for each loan, supported by various documents sufficient to satisfy applicable underwriting guidelines.

Structured Finance Transactions.    Structured finance transactions (including both primary and modified pool insurance) generally involve our bidding for a customer’s delivery to us of a portfolio of loans that have been previously underwritten and closed under one or more loan programs. While we do not re-underwrite all previously underwritten loans, we evaluate each transaction on a loan-by-loan basis and as a portfolio. In the loan-by-loan review, we analyze the characteristics of each loan and compare them to forecasts of performance generated by proprietary performance and pricing models. In the portfolio review, we analyze the aggregate risk characteristics of the portfolio as a whole. We also review the applicable servicer ratings and origination practices as well as the risks and potential mitigating factors inherent in the proposed coverage structure, which may include, among other things, coverage limits, stop loss limits and deductibles.

In some structured finance transactions, we provide commitments for the future delivery of insurance coverage. The same processes described above are used to review an indicative portfolio of loans. Our commitments are contingent upon review of the actual loans delivered and typically allow for adjustments if the characteristics of the actual delivery vary materially from those of the indicative portfolio.

Contract Underwriting

Contract underwriting services are provided by our wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC provides contract underwriting services on mortgage loans for which PMI provides mortgage insurance and on mortgage loans for which PMI does not provide insurance. MSC also performs the contract underwriting activities of CMG MI.

As a part of its contract underwriting services, MSC provides to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC fails to properly underwrite a mortgage loan. These remedies are separate from the insurance coverage provided by PMI. Contract underwriting remedies were $7.1 million in 2007 compared to $12.4 million in 2006.

New policies processed by MSC contract underwriters in 2007 declined to 10.8% of PMI’s primary NIW from 14.8% in 2006. The number of contract underwriters utilized by MSC also decreased in 2007.

7.	Defaults and Claims

Defaults.    Our claims process begins with notification by the insured or servicer to us of a default on an insured loan. “Default” is defined in PMI’s primary master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default for the purposes of reporting defaults and default rates until a loan has been delinquent for two consecutive monthly payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive payments could be reported to us between the 31st and 60th day after the first missed payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices.

Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. The rate at which defaults cure (the “cure rate”) is influenced by the borrowers’ financial resources, regional housing and economic conditions and, recently, the speed with which loan servicers process delinquencies. Because PMI’s loss reserves are based upon its default inventory, delinquent loans that cure are no longer included in PMI’s loss reserves. PMI’s cure rate declined in 2007 as a result of, among other things, weakening home prices and other economic conditions and a slowdown in the time to resolution of defaults (either through cure or claim payment) attributable to significant backlogs in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures. PMI partners with lenders and servicers to work with borrowers to cure defaults through repayment plans, loan modifications and short sales.

Claims and Policy Servicing.    As a result of the portion of delinquent loans that cure, the frequency of claims is not directly proportional to the number of defaults we receive. In most cases, however, defaults that are not cured result in claims. Whether an uncured default leads to a claim principally depends on the borrower’s equity in the underlying property at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the likelihood of a defaulted loan being reinstated is minimal, we work with the servicer of the loan for a possible loan workout or early disposal of the underlying property. Property dispositions typically result in a reduction in our losses compared to the percentage coverage option amount payable under PMI’s master policies.

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

While we select the claim settlement option that best mitigates the amount of our claim payment, we generally pay the coverage percentage multiplied by the loss amount. At December 31, 2007, our carrying value, which approximates fair value, of REO properties was $20.3 million compared to $26.9 million at December 31, 2006 and $18.5 million at December 31, 2005.

Primary Claim Sizes and Severity.    The severity of an individual claim is calculated as the ratio of the claim paid to the original risk in force relating to the loan. The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured, foreclosure expenses, the time required to complete foreclosure (which varies by state), and the amount of mortgage insurance coverage placed on the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. As a result of changing market conditions, our ability to engage in early workout efforts was reduced in 2007. In 2007, we processed 20.0% of the paid primary insurance claims on the basis of a prearranged sale, compared to 22.9% and 25.1% in 2006 and 2005, respectively. In 2007, we exercised the option to acquire the property on 2.4% of the primary claims processed for payment, compared to 4.6% and 3.6% for 2006 and 2005, respectively.

PMI’s average primary claim severity is, for a given period, primary claims paid as a percentage of the total risk in force of primary loans for which claims were paid. The increase in average primary claim severity in 2007 (shown in the table below) reflects, among other factors, declining home prices, higher coverage levels, delays in delinquency and claim resolutions and the related decline in early workout opportunities. Because severity reflects regional as well as national market conditions, PMI’s average primary claim severity varies from region to region. The table below shows average primary claim severity, by region, for the years 2004 through 2007.

	Average Primary Claim Severity
Region	2007	2006	2005	2004
Great Lakes (1)	104.4%	101.7%	99.7%	95.9%
Mid-Atlantic (2)	75.8%	71.5%	75.6%	70.6%
New England (3)	90.6%	76.9%	58.3%	62.5%
North Central (4)	93.8%	86.1%	83.0%	80.5%
Northeast (5)	83.0%	84.2%	81.2%	80.4%
Pacific (6)	88.2%	53.5%	61.8%	58.5%
Plains (7)	92.9%	88.2%	87.8%	90.6%
South Central (8)	87.7%	80.6%	82.5%	78.9%
Southeast (9)	87.2%	83.0%	86.9%	84.6%
Average Primary Claim Severity – U.S.	91.5%	86.1%	86.1%	81.8%

(1)	Includes Indiana, Kentucky, Michigan and Ohio.
(2)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(3)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(4)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(5)	Includes New Jersey, New York and Pennsylvania.
(6)	Includes California, Hawaii, Nevada, Oregon and Washington, Alaska and Guam.
(7)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(9)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.

The table below sets out by channel primary claims paid (which does not include changes in loss reserves):

	Primary Claims Paid for the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Flow Channel	$222,273	$161,562	$167,157
Structure Finance Channel	104,144	55,853	49,404
Other*	3,230	(3,384)	(1,637)

Total Primary Claims paid	$329,647	$214,031	$214,924

*	Includes supplemental payments and reversals.

Primary Default Rates by Region.    Primary default rates and claim activity differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. PMI’s default rates are calculated by dividing the number of insured loans in default in the particular portfolio by the total number of policies in force in that portfolio. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s primary risk in force. Default rates are shown by region based on location of the underlying property.

	Percent of Primary Risk in Force as of December 31, 2007	Primary Default Rates by Region as of December 31,
		2007	2006	2005
Region
Pacific (1)	15.3%	7.16%	2.98%	2.55%
New England (2)	4.1%	6.44%	4.27%	3.78%
Northeast (3)	9.9%	7.26%	5.51%	5.34%
South Central (4)	17.0%	6.14%	5.21%	7.16%
Mid-Atlantic (5)	6.3%	5.96%	3.39%	3.36%
Great Lakes (6)	9.4%	11.23%	8.86%	7.79%
Southeast (7)	25.0%	9.00%	5.74%	6.31%
North Central (8)	10.0%	7.99%	5.60%	5.22%
Plains (9)	3.0%	5.74%	4.57%	4.53%

Total Primary Portfolio	100.0%	7.93%	5.55%	5.74%

(1)	Includes California, Hawaii, Nevada, Oregon and Washington, Alaska and Guam.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of Primary Risk in Force as of December 31, 2007	Primary Default Rates for Top Ten States by Primary Risk in Force (1)
		Default Rates as of December 31,
		2007	2006	2005
Florida	10.8%	10.56%	3.44%	3.91%
California	8.1%	10.92%	3.56%	2.34%
Texas	7.2%	6.03%	5.63%	6.47%
Illinois	5.0%	8.19%	5.58%	5.41%
Georgia	4.7%	9.50%	7.86%	8.16%
Ohio	3.8%	10.83%	8.79%	7.68%
New York	3.6%	6.78%	5.40%	4.93%
Pennsylvania	3.3%	7.47%	6.00%	5.93%
Washington	3.1%	3.58%	2.76%	2.99%
New Jersey	3.0%	7.53%	4.62%	4.74%

(1)	Top ten states as determined by primary risk in force as of December 31, 2007.

Primary Default Rates by Channel and Loan Characteristics.    As discussed in Section 5. Business Composition, above, certain borrower and loan characteristics increase the risk, on average, of loan delinquency and ultimate claims. Insured loans in PMI’s portfolio may contain one, more than one or none of the loan characteristics identified above and in the table below. The following table shows default rates for PMI’s flow and structured finance channels and for loans that contain certain of the characteristics identified by PMI as having heightened risk.

	Primary Default Rates as of December 31,
	2007	2006	2005
Flow Channel
Loan Type*
Alt-A Loans	11.6%	4.6%	3.8%
Less-than-A Quality	18.6%	16.8%	17.3%
Above 97s	8.8%	5.9%	6.4%
ARMs	15.1%	7.0%	5.6%
2/28 Hybrid ARMs	—	—	—
Payment option ARMs	14.5%	3.7%	2.4%
Interest Only	9.6%	3.0%	2.3%
Total Flow Channel	6.7%	4.8%	5.1%

Structured Finance Channel
Loan Type*
Alt-A Loans	20.8%	7.8%	12.1%
Less-than-A Quality	23.6%	23.2%	20.9%
Above 97s	10.2%	9.2%	10.0%
ARMs (excluding 2/28 Hybrid ARMs)	16.4%	14.1%	14.6%
2/28 Hybrid ARMs	38.6%	16.0%	8.5%
Payment option ARMs	—	—	—
Interest Only	15.9%	5.0%	2.2%
Total Structured Finance Channel	13.9%	9.9%	9.9%

Total Primary
Loan Type*
Alt-A Loans	13.9%	5.7%	3.8%
Less-than-A Quality	20.2%	19.0%	18.5%
Above 97s	9.1%	6.6%	7.2%
ARMs (excluding 2/28 Hybrid ARMs)	15.5%	8.5%	7.4%
2/28 Hybrid ARMs	38.6%	16.0%	8.5%
Payment option ARMs	14.5%	3.7%	2.4%
Interest Only	11.0%	3.7%	2.3%
Total Primary	7.9%	5.6%	5.7%

*	Loan types are not mutually exclusive.

The higher default rates exhibited by PMI’s structured finance channel are primarily the result of a larger concentration of loans insured through that channel that have multiple higher risk characteristics.

Primary Default Rates and the Aging of PMI’s Insurance Portfolio.    Default and claims activity are not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, we generally expect the majority of default and claims activity on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. Primary insurance written from the period of January 1, 2004 through December 31, 2006 represented 45.6% of PMI’s primary insurance in force at December 31, 2007. The table below, which sets out default rates by book year, shows that PMI has experienced adverse and accelerated delinquency development in its 2006 and 2007 insured loan portfolios.

	PMI Average Fixed Rate (1)	Percent of Primary Risk in Force as of December 31, 2007	2007	2006	2005	2004
Book Year
2002 and prior	7.72%	8.3%	9.7%	9.5%	10.7%	9.2%
2003	6.00%	10.3%	6.4%	5.3%	5.1%	3.1%
2004	6.15%	10.8%	7.8%	5.9%	4.7%	1.6%
2005	6.31%	15.6%	9.6%	4.9%	2.3%	—
2006	7.10%	20.0%	10.8%	2.5%	—	—
2007	7.17%	35.0%	5.1%	—	—	—

Total		100.0%	7.9%	5.6%	5.7%	4.9%

(1)	Average PMI fixed annual mortgage interest rate.

The following table sets forth, for each of the years 2005, 2006 and 2007, the dispersion of PMI’s losses and loss adjustment expenses by book year. Losses and loss adjustment expenses represent claims paid, certain expenses related to default notification and claim processing, and changes to loss reserves during the applicable year.

	Losses and Loss Adjustment Expenses For the year ended December 31,
	2007	2006	2005
	(in thousands)
Book Year
2002 and prior	$76,327	$49,917	$97,448
2003	72,104	46,182	57,280
2004	119,522	56,605	63,418
2005	262,247	71,758	35,294
2006	349,265	38,575	—
2007	216,628	—	—

Total	$1,096,093	$263,037	$253,440

Pool Claims.    Pool claims are generally filed after the underlying property is sold. We settle a pool claim in accordance with the terms of the applicable pool insurance policy, which includes a stop loss limit and, in some cases, a specified deductible. Subject to such stop loss limit and any deductible, our modified pool insurance generally covers a specified percentage of the particular loss less net proceeds from the sale of the property and any primary claim proceeds. Our traditional pool insurance generally covers 100% of the loss less net proceeds from the sale of the property and any primary claim proceeds. Other pool insurance policies may include a maximum coverage percentage or a defined benefit. Claims relating to policies with a maximum coverage percentage are settled at the lesser of the actual loss or the maximum coverage set forth in the applicable policy. Claims relating to policies with defined benefits are settled at the maximum coverage percentage set forth in the applicable policy. We settle pool claims upon receipt of all supporting documentation. Pool insurance claims paid by PMI in 2007 increased to $21.0 million from $18.3 million in 2006.

Modified Pool Performance.    The tables Modified Pool (with Deductibles) by Book Year and Modified Pool (without Deductibles) by Book Year, in Section 5 above, summarize the loss development of PMI’s modified pool portfolio. Those tables show that, to date, PMI has paid no claims with respect to its deductible modified pool portfolio and an immaterial amount of claims on its non-deductible modified pool portfolio. As the 2004 and prior book years are relatively seasoned, we do not expect their applicable deductibles to be pierced or claims paid with respect to non-deductible modified pool written in those years to increase materially. As the 2005 and later modified pool portfolios are aging under more difficult economic conditions, we expect certain deductibles within those book years to be pierced. PMI has established significant loss reserves with respect to the 2006 non-deductible modified pool portfolio.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to us and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to the loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (“LAE”) reserves, and incurred but not reported (“IBNR”) reserves. IBNR reserves represent our estimated unpaid losses on loans that are in default but have not yet been reported to us as delinquent by our customers. Loss reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices, PMI does not establish loss reserves for estimated potential defaults that have not occurred but that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data — Note 8. Reserve for Losses and Loss Adjustment Expenses (LAE).

The table below shows PMI’s total risk in force and loss reserves as of December 31, 2005, 2006 and 2007.

	Risk In Force and Loss Reserves as of December 31,
	2007	2006	2005
	(Dollars in thousands)
Total Primary and Pool Risk In Force	$34,431,473	$28,927,051	$27,560,471

Loss Reserves by Book Year
2002 and prior	$117,987	$103,053	$149,157
2003	87,713	65,107	80,443
2004	119,017	76,606	80,865
2005	238,077	83,339	35,071
2006	345,918	38,077	—
2007	224,368	—	—

Total Loss Reserves	$1,133,080	$366,182	$345,536

While loss reserves increased in 2006 roughly in proportion to PMI’s increase in total risk in force, increases to loss reserves in 2007 significantly outpaced the increase in risk in force. The higher loss reserve balance for 2007 shown in the table above reflects, among other factors, accelerated delinquency development of the 2007 book and significant additions to reserves in 2007 for the 2004, 2005 and 2006 book years, both as a result of higher delinquency and claim rates, higher claim severity and a slowdown in delinquency resolution.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of the year of original policy issuance (“policy year”) and each successive year thereafter, expressed as a percentage of the cumulative premiums written on such policies.

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written (Gross)*

	Policy Issue Year (Loan Closing Year)
Year	1980	1981	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991	1992	1993
1	—	—	—	—	—	—	—	—	—	—	—	—	—	—
2	11.8	23.3	38.1	14.8	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8	1.1	1.0
3	39.2	90.4	112.1	47.3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6	6.9	5.5
4	74.2	139.3	166.3	83.0	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9	16.3	13.4
5	95.5	168.3	180.9	129.3	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9	28.3	18.7
6	100.8	168.0	229.6	165.9	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8	36.1	21.1
7	90.8	184.8	251.0	177.5	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4	40.3	21.9
8	98.5	197.3	265.4	184.6	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3	41.5	22.0
9	107.8	203.6	265.7	187.7	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7	41.3	21.8
10	111.4	205.6	264.4	189.8	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6	41.1	21.6
11	113.0	207.1	263.8	191.0	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7	41.0	21.7
12	114.1	208.8	264.4	191.3	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7	41.0	21.7
13	114.6	208.9	263.3	191.1	142.1	65.8	28.8	28.4	35.0	53.3	61.4	52.6	41.0	21.7
14	115.0	209.8	262.2	190.6	141.7	65.9	29.0	28.6	35.2	53.3	61.4	52.6	41.0	21.6
15	115.1	209.5	261.5	190.1	141.5	66.0	29.1	28.5	35.2	53.2	61.4	52.6	41.0	21.6
16	115.3	209.2	260.8	189.8	141.3	66.0	29.1	28.5	35.2	53.2	61.5	52.6	41.0
17	115.5	208.9	260.4	189.5	141.0	66.0	29.1	28.6	35.2	53.2	61.5	52.6
18	115.5	208.5	259.8	189.5	140.9	66.0	29.1	28.6	35.2	53.2	61.5
19	115.5	208.1	259.6	189.5	140.8	66.0	29.1	28.5	35.2	53.2
20	115.4	208.1	259.6	189.4	140.8	66.0	29.1	28.5	35.2
21	115.4	208.0	259.5	189.5	140.7	65.9	29.1	28.5
22	115.3	208.0	259.5	189.5	140.7	65.9	29.1
23	115.3	208.0	259.5	189.4	140.6	65.9
24	115.3	208.0	258.6	189.5	140.5
25	115.3	206.6	258.1	189.5
26	114.5	206.3	258.1
27	114.0	206.3
28	114.0

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
1	—	0.1	—	—	—	0.1	1.2	1.1	0.1	0.1	0.1	0.1	0.3	0.2
2	1.0	2.8	2.9	2.3	1.2	2.7	10.2	6.6	4.5	2.8	3.9	4.9	11.3
3	6.5	10.4	8.3	5.8	3.8	5.9	21.8	22.5	14.5	8.9	12.3	22.2
4	13.7	15.4	11.9	8.7	5.7	8.6	35.2	34.1	23.3	13.9	21.2
5	18.0	18.2	14.2	10.4	6.7	11.1	43.0	42.0	27.7	17.4
6	20.1	19.2	15.3	11.1	7.7	12.7	48.0	45.8	30.5
7	20.9	20.1	15.8	11.9	8.3	13.9	50.3	47.9
8	21.3	20.3	16.1	12.4	8.8	14.4	51.7
9	21.3	20.4	16.3	12.8	9.0	14.7
10	21.3	20.5	16.5	13.0	9.2
11	21.4	20.6	16.6	13.0
12	21.4	20.7	16.7
13	21.4	20.8
14	21.4

*	Gross premiums written has not been reduced by ceded and refunded premiums.

The above table shows that all policy years through 1997 have cumulative loss ratios at the end of 2007 that differ by no more than 0.1% from the end of 2006, an indication that these ratios have stabilized and reached their ultimate development for each of these policy years. Policy years 1998 through 1999 also have seen only slight claims development since the end of 2006.

The table shows that performance of policies originally issued in the years 1980 through 1984 was adverse, with cumulative loss ratios ranging from 114.0% to 258.1% at the end of 2007. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which we believe, along with increased premium rates and generally improving economic conditions, contributed to the lower cumulative loss ratios in subsequent years.

Policy years 1985 through 1992 have developed to cumulative loss ratios between 28.5% and 65.9%, reflecting higher levels of claims on California loans insured in those years, as well as higher prepayment speeds when market rates dropped to relatively low levels from late 1992 through early 1994. Loss ratios declined year-to-year from 1993 and bottoming out at 9.2% at the end of ten years for the 1998 policy year, a record low. The declines were due to an improvement in California’s economy and a strong national economy with no material regional weaknesses. The 1999 policy year is developing at a level slightly higher than 1998, but still at low levels. Given the small amount of business left in the 1996 through 1999 books, further development is expected to be immaterial.

The higher levels of claims in the 2000 and 2001 policy years were a result of an expansion into less-than-A quality and Alt-A loan product offerings primarily through the introduction of our structured finance channel. These loan types generally had shorter lives and earlier incidences of default than A quality loans, leading to earlier emergence of claims and shorter streams of premium income. In addition, our A quality business written in 2000 and 2001 was subject to high levels of policy cancellations in 2003 due to low interest rates and heavy refinancing. These policy cancellations decreased the accumulated premium received from the 2000 and 2001 policy years, affecting the cumulative loss ratio development by increasing the ratio of claims paid to premiums received.

The 2002 book year is developing favorably compared to 2000 and 2001 due to a lower level of claims. 2003 is performing favorably compared to 2002 due to lower levels of claims and higher persistency. 2004 has a higher cumulative loss ratio development at two and three years than 2003, due to higher claims development and comparable persistency. The 2005 book year has a cumulative loss ratio development at two years similar to the 2000 and 2001 book years at year two primarily due to higher claim rates and claim severity in 2007 associated with the weakening mortgage and housing markets. The 2006 book year experienced a large increase in its cumulative loss ratio in 2007 for similar reasons.

8.	Expanding Markets

Expanding homeownership opportunities for low- to moderate-income individuals, first-time home buyers, and typically underserved communities is important to us. Home buyers who fit these profiles may find it challenging to qualify for a mortgage loan under traditional underwriting practices. Our approach to affordable lending is to develop, insure and promote products and services that encourage an equity down payment of at least 3% to help improve the likelihood of sustainable homeownership. The beneficiaries of our programs have included borrowers who: (a) have not yet established traditional credit histories, (b) are not accustomed to using traditional savings institutions, (c) have less than 20% for a down payment, and (d) although consistently employed, lack the stability traditionally associated with having a single employer due to the nature of their employment.

In response to current market conditions, we have recently changed our underwriting guidelines for all loan programs, including expanding markets programs, to require that all loans meet a maximum loan-to-value of 97%. In addition, although programs offered under our affordable housing initiatives receive the same credit and actuarial analysis as all other standard programs, some programs utilize affordable underwriting guidelines established by lenders that differ from our standard criteria.

We believe that some insured affordable housing loans may carry higher risks than other insured loans. An important and ongoing initiative has been to establish partnerships with numerous national and community organizations in order to mitigate credit risk on these loans and promote community revitalization. We have strong affiliations with major organizations such as: AREAA (Asian Real Estate Association of America), NAHREP (National Association of Hispanic Real Estate Professionals), NHC (National Housing Conference), National NCLR (National Council of La Raza), LULAC (League of United Latin American Citizens), NeighborWorks America and others.

Additionally, through education, our goal is to ensure that borrowers have a thorough understanding of the responsibilities and challenges of homeownership. As a result, we have instituted various programs that utilize pre- and post-purchase borrower counseling to increase the likelihood of homeowner success.

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

Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured, and as a result, the portion of such insurance in excess of 25% must be reinsured. To minimize reliance on third party reinsurance companies and to permit PMI to retain the premiums (and related risk) on deep coverage business, The PMI Group, our parent company, formed several wholly-owned subsidiaries including PMI Reinsurance Co., or PRC, Residential Insurance Co., or RIC, and PMI Mortgage Guaranty Co., or PMG, to provide reinsurance of such deep coverage to PMI. These deep cede reinsurance agreements with PRC, PMG and RIC replaced reciprocal deep cede reinsurance agreements that PMI had with certain non-affiliate mortgage insurance companies, which have now largely run off. Prior to January 2008, Residential Guaranty Co. (now known as PMI Insurance Co., or PIC) also provided such reinsurance to PMI. PMI uses reinsurance provided by its reinsurance affiliates solely for purposes of compliance with statutory coverage limits. CMG MI also uses reinsurance provided by its reinsurance affiliate, CMG Reinsurance Company, to comply with statutory limits.

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

Mortgage insurers are generally restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other kinds of insurance. Our non-insurance subsidiaries are not subject to regulation under state insurance laws except with respect to transactions with their insurance company affiliates.

Insurance Holding Company Regulations.    All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The states also regulate transactions between insurance companies and their parents and non-insurer affiliates.

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between or among The PMI Group and its domestic and international subsidiaries. For example, no person may, directly or indirectly, offer to acquire or acquire voting securities of The PMI Group or any one of the Arizona subsidiaries, if after consummation thereof, such person would be in control, directly or indirectly, of such entity, unless such person obtains the Arizona Director of Insurance’s prior approval. For purposes of the foregoing, “control” is rebuttably presumed to exist if such person, following the acquisition, would, directly or indirectly, own, control or hold with the power to vote or hold proxies representing 10% or more of the entity’s voting securities. In addition, all material transactions involving PMI Mortgage Insurance Co., referred to as MIC, PMG, PRC, PIC, and/or RIC and any of their affiliates, such as PMI Australia and PMI Europe, are subject to prior approval of the Arizona Director of Insurance, and are subject to disapproval if they are found to be not “fair and reasonable.” MIC, on behalf of itself and its affiliates, is required to file an annual insurance holding company system registration statement with the Arizona and Wisconsin Departments of Insurance (and any other states that so request) disclosing all inter-affiliate relationships, transactions and arrangements that occurred or were in effect during the prior calendar year, and providing information on The PMI Group, the holding company’s “ultimate controlling person.” We must also submit and update biographical information about the executive officers and directors of the holding company’s insurance subsidiaries, as well as executive officers and directors of The PMI Group as required by the states.

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

Risk-to-Capital.    A number of states generally limit the amount of insurance risk that may be written by a mortgage insurer to 25 times the insurer’s total statutory capital, or a formula for minimum policyholders position. PMI’s risk-to-capital ratio as of December 31, 2007 was 10.8 to 1 and in excess of required minimum policyholders position.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years (and then released into surplus), although earlier releases may be authorized by state insurance regulators in certain cases or if, and to the extent, the mortgage insurer’s loss ratio exceeds 35%. For the year ended December 31, 2007, MIC released $503.1 million of contingency reserves into surplus attributable to losses in excess of 35% of earned premiums. PIC released $104.9 million of contingency reserves into surplus for excess of 35% losses. The first year that MIC released contingency reserves into surplus, following the ten year holding period, was 2002. At December 31, 2007, PMI had statutory policyholders’ surplus of $605.9 million and statutory contingency reserves of $2.3 billion.

Dividends.    MIC paid extraordinary dividends of $165 million to The PMI Group in 2007. Our Arizona insurance subsidiaries’ ability to pay dividends (including returns of capital) to The PMI Group as their sole shareholder is limited, among other things, by the insurance laws of Arizona and other states. Under Arizona law, an insurance subsidiary may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director of Insurance. The Arizona Director of Insurance may approve an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. In the second and third quarters of 2007, MIC paid $165 million in dividends to The PMI Group. There is $185 million of remaining approved dividends.

In addition to Arizona, other states may limit or restrict our insurance subsidiaries’ abilities to pay shareholder dividends. For example, California, New York and Illinois prohibit mortgage insurers from declaring dividends except from undivided profits remaining on hand over and above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. CMG MI is subject to shareholder dividend/distribution restrictions under Wisconsin laws similar to those applicable to MIC.

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

Reinsurance.    Regulation of reinsurance varies by state. With the notable exceptions of Arizona, Illinois, Wisconsin, New York, North Carolina, and California, many states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurance companies. Under such laws, if a reinsurance company is not admitted or accredited in such states, the domestic company ceding business to the reinsurance company cannot take credit in its statutory financial statements for the risk ceded to such reinsurance company absent compliance with certain minimum statutory capital and reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements even if no statutory financial statement credit is taken.

Examinations.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their financial condition and market conduct by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. The Arizona Director of Insurance last completed an examination of MIC in 2003 for the five year period ended December 31, 2002. They are scheduled to begin their examination of the five-year period between January 1, 2003 and December 31, 2007 at the end of March 2008. In lieu of examining a foreign insurer (i.e., an insurer licensed but not domiciled in a state), the insurance supervisors may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Thus, while states have the authority to examine all licensed insurers, in practice, insurance supervisors for the most part defer to the examination reports issued by the domiciliary supervisor. CMG MI, CLIC and WMAC Credit were examined by the Wisconsin Department of Insurance in 2003 for the three year period ended December 31, 2002. The final examination reports are public records and can be obtained from the applicable state’s department of insurance.

GSEs.    In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet Fannie Mae’s and Freddie Mac’s mortgage insurer eligibility requirements. These requirements, among other things, impose standards for minimum ratings, legal compliance, use of reinsurance, including captive reinsurance, policies and procedures, risk-sharing, and reporting requirements.

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

C.	International Operations

Our International Operations segment generated 22.4% of our consolidated revenues in 2007 compared to 23.0% in 2006. Revenues from PMI Australia were $240.7 million and 20.3% of our consolidated revenues in 2007 and $202.0 million and 18.7% of our consolidated revenues in 2006. Revenues from PMI Europe were $8.3 million and 0.7% of our consolidated revenues in 2007 and $33.9 million and 3.1% of our consolidated revenues in 2006. Revenues from PMI Asia were $13.7 million and 1.2% of our consolidated revenues in 2007 and $12.7 million and 1.2% of our consolidated revenues in 2006. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations, and Item 8. Financial Statements and Supplementary Data—Note 17. Business Segments, for additional information about geographic areas.

Our international mortgage insurance and credit enhancement operations include our operations in Australia and New Zealand, the European Union, Hong Kong and Canada.

Australia and New Zealand

Our Australia and New Zealand mortgage insurance operations, collectively “PMI Australia,” are headquartered in Sydney, Australia, with offices throughout Australia and New Zealand. As of December 31, 2007, the total assets of PMI Australia were $1.4 billion compared to $1.1 billion at December 31, 2006.

PMI Australia’s financial strength is rated “AA” by Standard & Poor’s and Fitch, and “Aa2” by Moody’s. PMI Australia’s ratings are based in part upon the capital support of PMI which is guaranteed by The PMI Group. A downgrade of PMI would likely cause a downgrade of PMI Australia, and could adversely affect its business. See Item 1A. Risk Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Australian mortgage insurance, known as “lenders mortgage insurance,” or LMI, is characterized by single premiums and coverage of 100% of the loan amount. Lenders usually collect the single premium from a prospective borrower and remit the amount to PMI Australia as the mortgage insurer. PMI Australia recognizes earnings from single premiums in its financial statements over time in accordance with an actuarially determined multi-year schedule. Premiums are generally partly refundable if the policy is cancelled within the first year.

LMI covers the unpaid loan balance, plus selling costs and expenses, following the sale of the underlying property. Historically, loss severities have normally ranged from 20% to 30% of the original loan amount. In New Zealand, insurance coverage is predominantly “top cover,” where the total loss (including expenses) is paid up to a prescribed percentage of the original loan amount. Typical top cover in New Zealand ranges between 20% and 30% of the original loan amount. Approximately 97% of PMI Australia’s risk in force covers Australian mortgages.

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

PMI Australia’s NIW includes flow channel insurance and insurance on loans underlying residential mortgage-backed securities, or RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that often have LTVs below 80%. In 2007, 39.3% of PMI Australia’s NIW was RMBS insurance written, compared to 49.5% in 2006. Activity levels in the Australian RMBS market vary from quarter to quarter and are strongly influenced by macro-economic factors. In 2008, Moody’s placed PMI Australia’s “Aa2” rating on review for possible downgrade and Standard & Poor’s placed Australia’s “AA” rating on creditwatch with negative implications. Fitch also revised the Rating Outlook of PMI Australia to Negative from Stable. These rating agency actions will likely negatively impact PMI’s participation in RMBS transactions in 2008.

The five largest Australian banks collectively provide 75% or more of Australia’s residential housing financing. These banks represented approximately 15.9% of PMI Australia’s gross premiums written in 2007, compared to approximately 20% in 2006. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies, credit unions, and non-bank mortgage originators. PMI Australia’s five largest customers provided 61.0% of PMI Australia’s 2007 gross premiums written, compared to 57.6% in 2006. We expect this increase to continue in 2008.

PMI Australia’s principal competitor is Genworth Financial. One other U.S.-based mortgage insurance company began offering mortgage insurance in Australia in 2007. In addition, several large banks have captive LMI companies in Australia. We expect PMI Australia will face increased competition in the future. Such competition may take a number of forms including domestic and offshore LMI companies and reinsurers of residential mortgage credit risk. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole.

PMI Australia is subject to regulation and examination by both the Australia and New Zealand regulatory authorities concerning many aspects of its business, including the ability to pay dividends. The Australian Prudential Regulation Authority (“APRA”) regulates financial services institutions in Australia, including mortgage insurance companies. APRA sets minimum capital levels and corporate governance requirements for PMI Australia, and reviews PMI Australia’s management, controls, underwriting, reporting, and reinsurance strategies. The minimum capital requirements set by APRA are significantly more stringent than state insurance capital requirements in the U.S. See Item 1A. Risk Factors—PMI Australia is subject to many of the same risks facing PMI, below.

APRA has implemented Basel II capital requirements for financial institutions effective January 1, 2008. Such implementation may have a significant impact on the future market acceptance of LMI in Australia. These new requirements could reduce the available market for LMI among PMI Australia’s bank customers.

Risk in Force.    The composition of PMI Australia’s risk in force is summarized in the table below. The table is based upon information available on the date of mortgage origination.

	December 31
	2007	2006	2005
Risk in Force (in percentages, except where indicated)*
LTV:
Above 97% LTV’s	0.6%	0.4%	0.3%
95.01% to 97% LTV’s	0.6%	0.5%	0.4%
90.1% to 95.0% LTV’s	16.3%	15.3%	15.0%
85.01% to 90% LTV’s	15.7%	16.2%	18.5%
85.00% and below	66.8%	67.7%	65.8%

Property Type:
Single-family detached	89.7%	90.2%	89.6%
Condominium, townhouse, cooperative	8.8%	8.4%	8.9%
Multi-family dwelling and other	1.4%	1.3%	1.5%

Occupancy Status:
Owner Occupied	83.5%	83.2%	81.5%
Non-owner occupied	16.5%	16.8%	18.5%

Loan Amount (in US$):
$100,000 or less	12.4%	18.3%	24.7%
Over $100,000 and up to $250,000	47.8%	53.6%	53.4%
Over $250,000	39.8%	28.1%	21.9%

Low Documentation Loans	8.6%	7.9%	7.8%

Average loan size (USD in thousands)	$166.9	$141.0	$122.2

Flow Risk in Force (USD in millions)	$96,040	$81,490	$71,160

RMBS Risk in Force (USD in millions)	$65,364	$54,051	$37,591

Total Risk in Force (USD in millions)	$161,404	$135,541	$108,751

*	Due to rounding, the sums of the percentages may not total 100%.

•	High LTV Loans. PMI Australia typically charges higher premium rates for coverage on high LTV loans. Loans above 100% LTV are not presently written by PMI Australia.

•

Low Documentation Loans.    Low documentation (“Low Doc”) loans have become an increasing part of Australian and New Zealand lending. Low Doc loans are available only to self employed borrowers who self certify income where the LTV is 80% or less. Confirmation of self employment and good credit history is also required. Higher premium rates apply to these loans. Applicable bank capital regulations require lenders to allocate 100% capital for Low Doc loans above 60% LTV unless LMI coverage is acquired. We expect higher default and claims rates associated with Low Doc loans.

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

PMI has delegated LMI underwriting decisions to certain customers. Delegated underwriting allows approved customers, subject to agreed policy limitations, to commit PMI Australia to offering LMI with respect to a mortgage loan. The pmiAURAsm System is also used to analyze these arrangements, which are subject to regular compliance audit by PMI Australia. Long-term performance of delegated insured loans is not expected to vary materially from the performance of all other insured loans.

Claims activity in Australia and New Zealand is not spread evenly throughout the coverage period of an insurance book of business. We expect that the majority of claims on insured loans in PMI Australia’s current portfolio will occur in the second through fourth years after loan origination. The following table sets forth the dispersion of PMI Australia’s risk in force as of December 31, 2007, by year of policy origination:

Policy Year	Primary Risk in Force	Percent of Total
	(USD in millions)
Prior to 2000	$16,453	10.2%
2000	4,728	2.9%
2001	6,131	3.8%
2002	7,799	4.8%
2003	11,996	7.4%
2004	20,959	13.0%
2005	19,821	12.3%
2006	36,527	22.7%
2007	36,990	22.9%

Total Portfolio	$161,404	100.0%

The following table sets forth default information for PMI Australia as of December 31, 2007, 2006 and 2005, and claims experience for the years 2005 through 2007:

	2007	2006	2005
Policies in force	1,051,853	1,055,057	981,732
Loans in default	2,666	2,281	1,264
Default rate	0.25%	0.22%	0.13%
Flow default rate	0.34%	0.31%	0.17%
RMBS default rate	0.13%	0.06%	0.05%
Claims paid (USD in thousands)	$47,404	$15,523	$3,261
Number of claims paid	725	302	93
Average claim size (USD in thousands)	$65.4	$51.4	$35.1

Default rates differ from state to state in Australia depending upon economic conditions and cyclical growth patterns. The table below sets forth default rates by state for PMI Australia’s risk in force. Default rates are shown by state based on location of the underlying property.

	Percent of Risk in Force As of December 31, 2007	Default Rates by State As of December 31,
		2007	2006	2005
State
Australian Capital Territory (ACT)	1.7%	0.11%	0.09%	0.06%
New South Wales (NSW)	33.9%	0.51%	0.40%	0.23%
Northern Territory (NT)	0.5%	0.08%	0.05%	0.03%
Queensland (QLD)	22.2%	0.15%	0.16%	0.08%
South Australia (SA)	7.0%	0.15%	0.14%	0.08%
Tasmania (TAS)	0.9%	0.18%	0.13%	0.02%
Victoria (VIC)	18.4%	0.30%	0.25%	0.16%
Western Australia (WA)	12.4%	0.07%	0.06%	0.06%
New Zealand (NZ)	3.0%	0.05%	0.07%	0.05%

Total Portfolio	100.0%

The higher default rates in many of the above states in 2007 were driven primarily by higher interest rates and moderating or declining home prices across Australia. The largest increases in default rates were in the Western Sydney (NSW) area. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Operations—PMI Australia.) For discussion of PMI Australia’s loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, Reserves for Losses and LAE—International Operations.

Europe

PMI Mortgage Insurance Company Limited (collectively with our other European subsidiaries referred to as “PMI Europe”) is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland, with branches or offices in Milan, Frankfurt, Madrid and Brussels, and an affiliated services company in London. PMI Europe is authorized to provide credit, suretyship and miscellaneous financial loss insurance by Ireland’s Financial Regulator. This authorization enables PMI Europe to offer its products in the European Union member states and certain other jurisdictions. At December 31, 2007, the total assets of PMI Europe were $272.2 million compared to $233.8 million at December 31, 2006.

PMI Europe’s claims paying ability is rated “AA” by Standard & Poor’s and Fitch and “Aa3” by Moody’s. These ratings are based upon PMI Europe’s capitalization, its management expertise, a capital support agreement provided by PMI, and a guarantee by The PMI Group of PMI’s obligations under the capital support agreement. A downgrade of PMI would likely cause a downgrade of PMI Europe. See the discussion below under Capital Markets Products and Item 1A. Risk Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and consequently, our results of operations and financial condition.

PMI Europe currently offers capital markets products, reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. As of December 31, 2007, PMI Europe’s insurance in force and risk in force with respect to these products were $62.9 billion and $9.4 billion, respectively. The table below shows PMI Europe’s risk in force by country, as of December 31, 2007.

Country*	Risk in Force December 31, 2007	Percent of Total
	(USD in millions)
France	$3,678	39.0%
Germany	2,034	21.6%
Italy	2,004	21.3%
United Kingdom	1,365	14.5%
United States	228	2.4%
Netherlands	111	1.2%

Total Portfolio	$9,420	100.0%

*	By country in which insured mortgage loan was originated.

The table below summarizes PMI Europe’s credit enhancement portfolio by transaction type.

Risk in Force December 31, 2007
(USD in millions)
Capital Markets Transactions/CDS	$8,048
Primary Mortgage Insurance	1,094
Reinsurance	278

$9,420

Approximately 84% of PMI Europe’s risk in force represents capital market transactions that consist of investment grade risk. Default protection written by PMI Europe that attaches at the first loss, unrated position is considered sub-investment grade. PMI Europe’s investment grade coverage attaches at a mezzanine or remote loss level and is rated at least “BBB-” by Standard & Poor’s, “BBB-” by Fitch and/or “Baa3” by Moody’s. PMI Europe’s European portfolio does not include any “credit impaired” insured mortgages as commonly understood in Europe. Approximately 2.4% of PMI Europe’s risk in force consists of investment grade U.S. credit impaired mortgages (i.e., mortgages granted to borrowers whose credit history and/or application type is not sufficient to get a conventional mortgage at the prevailing mortgage rate).

Capital Markets Products.    Capital markets products are designed to support secondary market transactions, notably credit-linked notes, mortgage-backed securities, or synthetic securities transactions (principally, credit default swap transactions). Lenders frequently engage in these transactions to reduce the capital they must hold pursuant to local banking capital regulations or to provide funding for their mortgage lending activities. As of December 31, 2007, approximately 85.4% of PMI Europe’s risk in force was derived from twenty-one credit default swap transactions, all of which were designed primarily to allow the mortgage lenders involved to reduce the level of required regulatory capital. In eight of these transactions, PMI Europe assumed a sub-investment grade or an unrated risk position. In the remaining transactions, PMI Europe’s risk position was rated at least investment grade, the majority being rated “AAA.” Competitors in this product line include mortgage insurance companies, financial guaranty insurance companies, banks, hedge funds, traditional bond investors and other structuring alternatives where no third party credit enhancement is provided.

Certain of PMI Europe’s credit default swap contracts and excess-of-loss reinsurance agreements contain collateral review provisions which, upon certain circumstances, require PMI Europe to pledge collateral for the benefit of the counterparty. The amount of the required pledged collateral varies, but generally is limited to the amount of loss reserves established. PMI Europe has pledged collateral of $4.2 million with respect to one credit default swap transaction. A downgrade of PMI Europe could require PMI Europe to pledge additional collateral. Certain of PMI Europe’s credit default swap contracts contain termination rights which, upon a downgrade of PMI Europe to a specified rating, allow the counterparty to terminate the credit default swap or reinsurance agreement and, in some cases, require PMI Europe to pay the counterparty applicable loss reserves and unearned premium reserves. Negative ratings actions with respect to PMI Europe could adversely affect PMI Europe’s ability to compete in the capital, reinsurance and primary markets.

Reinsurance.    PMI Europe offers reinsurance coverage to both captive insurers and financial guaranty companies. Financial guaranty companies purchase reinsurance to manage risk exposure and capital requirements. PMI Europe provides reinsurance where it assumes a second loss position behind over-collateralization, excess spread mechanisms and potentially other forms of credit enhancement in a mortgage-backed security that absorbs losses before PMI Europe. PMI Europe has completed six such transactions to date which consist of U.S. credit impaired mortgages. In five of these transactions, PMI Europe provides excess of loss reinsurance. In the other transaction, PMI Europe provides quota share reinsurance where it assumes risk pari passu with the financial guarantor.

When PMI Europe provides excess of loss reinsurance to captive insurers, it reinsures a mortgage lender’s captive above the level of “expected losses” but up to a stop loss limit that is less than a catastrophic level of losses. PMI Europe has completed one such transaction to date. As of December 31, 2007, approximately 2.4% of PMI Europe’s risk in force stemmed from reinsurance of financial guaranty companies and 0.5% stemmed from reinsurance of captives. Potential competitors with respect to these products include mortgage insurance companies, other financial guarantors and multi-line insurers. In 2007, PMI Europe established loss reserves of $19.3 million in respect of its reinsurance portfolio.

Primary Insurance.    PMI Europe’s third product line, primary insurance, is similar to the primary insurance products offered in the U.S., Australia and New Zealand. As of December 31, 2007, approximately 11.6% of PMI Europe’s risk in force consisted of primary insurance. Primary insurance is mortgage insurance applied to, priced and settled on each loan. This product is currently purchased regularly in several European countries. PMI Europe is attempting to develop greater interest and use of primary insurance in other European countries. PMI Europe commenced writing this product in Italy in 2005 and has branches in Germany and Spain with the expectation of writing this business during 2008. Potential competitors at the moment include mortgage insurers and multi-line insurers. A majority of PMI Europe’s primary insurance in force stems from its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal and Sun Alliance in the fourth quarter of 2003. PMI Europe recognizes premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. Accordingly, we expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

The following table shows default rates for each of the last three years by type of credit enhancement coverage.

	Percentage of Risk in Force December 31 2007	Default Rates* by Product Line as of December 31,
		2007	2006	2005
Capital Markets	85.4%	0.8%	1.1%	2.5%
Primary Mortgage Insurance	11.6%	1.6%	0.4%	1.1%
Reinsurance	3.0%	3.6%	2.7%	1.0%

Total	100.0%

*	Default rates were calculated using delinquent insurance in force divided by the total insurance in force.

The increase in the default rate for primary mortgage insurance in 2007 reflects the growth and seasoning of that portfolio. Higher default rates in the reinsurance portfolio reflect that book’s concentration of credit impaired U.S. loans.

PMI Europe’s reserves for losses and LAE are shown below for the years 2005 through 2007.

	Reserves for losses and LAE
	2007	2006	2005
	(USD in thousands)
Capital Market Transactions*	$19,295	$14,955	$9,765
Primary Mortgage Insurance	3,024	2,952	5,056
Reinsurance	19,260	—	—

Total Losses and LAE	$41,579	$17,907	$14,821

*	Excluding credit default swap transactions classified as derivatives.

The loss reserve on reinsurance as of December 31, 2007 was related to the deteriorating performance of a small number of U.S. credit impaired exposures on which PMI Europe provided reinsurance coverage in 2005. We have not received any notices of claim related to the reinsurance coverage. For discussion on PMI Europe’s loss reserves, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, Reserves for Losses and LAE—International Operations.

PMI Europe’s loss reserves shown above do not include credit default swap (“CDS”) transactions classified as derivatives. Changes in the fair value of CDS derivative contracts may occur as a result of a number of factors, including changes in market spreads and the extent to which actual claim payments differ from estimated claim payments. We recorded an unrealized mark-to-market loss of $16.9 million on PMI Europe’s CDS derivative contracts in 2007 as a result of the significant widening of market spreads. Credit deterioration predominantly in the U.S. sub-prime market has impacted market spreads worldwide, including spreads on PMI Europe’s CDS portfolio which relates only to European prime mortgage risks. Continuing volatility of market spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these market spreads does not necessarily reflect the credit quality of PMI Europe’s CDS portfolio and we do not expect these spread-driven changes in fair value to have a significant impact on future estimated net cash flows.

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

Asia

We have been providing mortgage reinsurance in Hong Kong since 1999. Prior to 2006, we offered mortgage reinsurance through a Hong Kong branch office. In June 2006, our newly formed subsidiary, PMI Asia, received its insurance authorization from the Hong Kong Insurance Authority. Subsequent to its receipt of authorization, PMI Asia assumed our Hong Kong branch’s entire mortgage reinsurance portfolio. PMI Asia’s principal reinsurance agreement is with the Hong Kong Mortgage Corporation, a public sector entity created to add liquidity to the Hong Kong residential mortgage market. For the year ended December 31, 2007, we reinsured a total of approximately $0.9 billion of loans. Insurance in force was $2.7 billion at December 31, 2007, compared to $2.5 billion at December 31, 2006. In 2006 and 2007, the Hong Kong Mortgage Corporation increased the percentage of mortgage insurance risk and associated premiums that it retains, thereby reducing our reinsurance and premiums written. In light of these reductions, future growth by PMI Asia in Hong Kong will be increasingly dependent upon growth in the Hong Kong mortgage market and mortgage insurance penetration of that market.

PMI Asia, among other reinsurers, provides reinsurance “down-to” coverage in Hong Kong which, with the underlying mortgage insurance, reduces the insured’s exposure on each loan down to a specified coverage percentage, usually 70% LTV. Unlike in the United States, the underlying mortgage insurance and reinsurance coverage generally expires when loans amortize below their down-to coverage percentage, i.e., 70% LTV. Approximately 32% of PMI’s reinsurance written in 2007 was comprised of loans with LTVs between 90.01% and 95.00%, compared with 35% of loans with LTVs between 85.01% and 90.00% and 33% of loans with LTVs between 70.01% and 85.00%.

PMI generally delegates underwriting decisions with respect to particular loans to the reinsured pursuant to detailed written underwriting guidelines agreed to in advance by the parties. The significant majority of reinsurance written by PMI Asia is single premium coverage. In 2007, PMI made claim payments of $0.03 million (net of recoveries) compared to $0.2 million (net of recoveries) in 2006.

PMI Asia’s payment of its claims obligations with respect to its Hong Kong reinsurance portfolio is guaranteed by PMI Europe. Accordingly, a ratings downgrade of PMI Europe could negatively affect PMI Asia’s future business prospects and competitiveness.

Canada

In 2007, we began offering residential mortgage insurance products to Canadian lenders and mortgage originators through our wholly-owned Canadian subsidiary (“PMI Canada”). PMI Canada has a license to write mortgage insurance from the Canadian Office of the Superintendent of Financial Institutions (“OSFI”), the primary regulator of mortgage insurers in Canada. In addition, PMI Canada has a government guarantee, described further below, from the Canadian Ministry of Finance. PMI Canada has also received license approval from all Canadian provinces and territories with the exception of Quebec. The Quebec authorities have indicated that they may not grant PMI Canada’s request for the provincial license until the financial condition of The PMI Group and our U.S. Mortgage Insurance Operations stabilizes. Continued delay with respect to, or denial of, the Quebec provincial license would negatively affect PMI Canada’s business prospects and competitiveness. During 2007, PMI Canada also received approval as an authorized private mortgage insurer for Canada’s National Housing Act MBS program. PMI Canada did not provide any mortgage insurance coverage in 2007 and has written a limited amount of insurance so far in 2008.

Federally regulated financial institutions, or FRFIs, are not required to maintain regulatory capital on mortgages backed by a sovereign guarantee. Pursuant to its agreement with the Canadian Ministry of Finance, the Ministry of Finance will guarantee, in the event PMI Canada became insolvent, the benefits payable under mortgage insurance policies we issue in Canada on eligible mortgages, less 10% of the original principal amount of the insured loan. The guarantee permits FRFIs who purchase our mortgage insurance to eliminate their regulatory capital charges for credit risks on the 90% of the original principal amount of mortgages guaranteed by the government. In exchange for this guarantee, we are required to pay the Canadian government a quarterly premium and, for a period of time, quarterly guarantee fund deposits. Our largest private competitor in Canada also operates with the benefit of a similar government issued guarantee.

PMI Canada is rated “AA” by DBRS, the principal rating agency in Canada. In order to acquire this rating, PMI and PMI Canada entered into a capital support agreement for the benefit of PMI Canada. This agreement is limited to $300 million and capital support may only be provided to the extent that it does not cause MIC to fall below minimum capital and surplus requirements. Accordingly, a downgrade of PMI’s insurer financial strength ratings by DBRS would likely cause a downgrade of PMI Canada. (See Item 1A. Risk Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition.)

In Canada, we offer primary flow mortgage insurance, similar to primary insurance in Australia, and structured finance products. Currently, FRFIs are required to obtain insurance for residential mortgages that are greater than 80% loan-to-value. Non-regulated originators and FRFIs also are interested in limiting default risk in order to offer more flexible loan terms. We offer structured product solutions to lenders seeking capital relief or credit enhancement on portfolios of mortgages, and to investors seeking to facilitate MBS transactions or mortgage portfolio sales. Our products generally are single-premium and provide coverage for the insured loan’s unpaid principal balance, interest and expenses, following the sale of the underlying property.

Five large banks in Canada provide the majority of the financing for Canada’s residential mortgage market. Other market participants include regional banks, trust companies, mortgage loan companies, and credit unions. The typical mortgage product in the Canadian market has a one to five year maturity and a 25 to 40 year amortization schedule. Lenders routinely allow borrowers to refinance and choose the maturity and interest rate option.

The market for primary mortgage insurance in Canada is well established and, excluding PMI Canada, currently has two main mortgage insurers, the Canadian Mortgage and Housing Corporation (“CMHC”) and Genworth. The CMHC is a government-owned entity that provides lenders with 100% capital relief from bank capital requirements. Additional U.S. based mortgage insurers have entered or stated their intent to enter the Canadian market.

Foreign Currency Exchange

We are subject to foreign currency exposure due to operations in foreign countries whose currencies fluctuate relative to the U.S. dollar, the basis of our consolidated financial reporting. Such exposure falls into two general categories: economic exposure and transaction exposure.

Economic exposure is defined as the change between anticipated net cash flows in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. To the extent there are changes in the average translation rates from local currencies to the U.S. dollar, our recorded consolidated net income can be positively or negatively affected. If the U.S. dollar strengthens relative to other applicable foreign currencies, our net income from our International Operations segment will be negatively impacted by translation losses. Conversely, if the U.S. dollar weakens against other applicable foreign currencies, our net income from International Operations will be positively impacted by translation gains. Through the purchase of foreign currency put options, we have mitigated the negative impact to consolidated net income due to a strengthening U.S. dollar. As the options purchased increase in value as the U.S. dollar strengthens, such increases in the value of the options are reflected in our consolidated results of operations as derivative option gains. If the U.S. dollar were to weaken relative to the Australian dollar or the Euro, our consolidated net income would continue to be positively affected (less the cost of the options purchased) by translation gains and the purchased options would expire unexercised. In 2007, to mitigate the negative impact to net income of a strengthening U.S. dollar, PMI Australia purchased foreign currency (Australian dollar) put options at a total pre-tax cost of $1.2 million. To mitigate the negative impact to net income of a strengthening of the U.S. dollar, PMI Europe also purchased foreign currency (Euro) put options at a total pre-tax cost of $0.1 million. These options expired ratably over the course of 2007. As of December 31, 2007, the total cost of these options, net of realized losses recognized to net income, was net losses of $1.2 million and $0.1 million for PMI Australia and PMI Europe, respectively. PMI Australia has entered into a similar foreign exchange put option program in 2008 at a pre-tax cost of $1.1 million.

We do not currently hedge foreign currency exposures of net investments in our foreign operations. If the spot exchange rates of the U.S. dollar relative to other applicable foreign currencies change, our net investment in our foreign operations will be impacted. Foreign currency translation gains in accumulated other comprehensive income were $281.0 million as of December 31, 2007, due primarily to the strengthening of the spot exchange rates of the Australia Dollar and the Euro relative to the U.S. dollar. This cumulative foreign currency translation gain benefits PMI’s statutory surplus as PMI Australia and PMI Europe are its wholly-owned subsidiaries.

Transaction exposure refers to currency risk related to specific transactions and occurs between the time a firm commitment in a foreign currency is entered into and the time the cash is actually paid. Under our Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of forward currency contracts. We did not engage in any hedging activities of transaction risk in 2007.

D.	Financial Guaranty

FGIC

Overview.    We are the largest shareholder of FGIC Corporation, with a common equity ownership interest of 42.0%. FGIC Corporation’s wholly-owned subsidiary, Financial Guaranty Insurance Company (“FGIC”), is a financial guaranty company. The other principal investors in FGIC Corporation are affiliates of The Blackstone Group, L.P., The Cypress Group L.L.C. and CIVC Partners L.P. We account for this investment under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and, accordingly, the investment is not consolidated.

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

Recent Developments Relating to FGIC.    At December 31, 2007, FGIC had total shareholders’ equity of $584.4 million compared to $2.4 billion at December 31, 2006. This significant decline in shareholders’ equity was due to FGIC’s $1.9 billion of unrealized mark-to-market losses in 2007 related to derivative contracts issued by FGIC on mortgage-related collateralized debt obligations and loss reserve increases of $1.2 billion in 2007. FGIC’s loss reserve increases in 2007 were driven by the credit deterioration of insured collateralized debt obligations backed by sub-prime residential mortgage-backed securities (RMBS) as well as direct exposure to RMBS. FGIC’s 2007 mark-to market losses and additions to loss reserves reflect the significant weakening of the U.S. residential mortgage, housing, credit and capital markets. (See Item 1A. Risk Factors – Our net income and earnings have become more volatile due to the application of fair value accounting, or FAS 133, to the portion of PMI Europe’s, FGIC’s and RAM Re’s credit enhancement business which is executed in credit derivative form, below.)

Historically, the ability of FGIC to attract new business and to compete in the financial guaranty industry has been highly dependent on the “AAA” insurer financial strength ratings assigned to it by rating agencies. In January 2008, Fitch downgraded FGIC’s insurance financial strength rating from “AAA” to “AA” and placed FGIC on CreditWatch Negative, and Standard & Poor’s downgraded FGIC from “AAA” to “AA” and placed FGIC on CreditWatch with developing implications. On February 14, 2008, Moody’s downgraded FGIC’s “Aaa” rating to “A3”, and FGIC remains on review for possible further downgrade. On February 25, 2008, Standard & Poor’s downgraded its insurer financial strength rating on FGIC from “AA” to “A”. Standard & Poor’s also placed its rating of FGIC on CreditWatch with developing implications. As a result of these downgrades, FGIC has ceased writing new financial guaranty business, and we believe that it is unlikely that FGIC will be able to write new financial guaranty business in the future at its current ratings. A downgrade of FGIC’s financial strength ratings below specified levels may allow certain issuers and counterparties, subject to the terms of their contractual arrangements with FGIC, to terminate those agreements, which could result in the loss of future revenues.

As a result of, and in response to, FGIC’s financial performance and the rating agencies’ actions, FGIC Corporation has proposed a significant restructuring of its insurance operations to the New York Insurance Department, including the organization of a new financial guaranty insurer to be domiciled in New York to provide support for global public finance and infrastructure obligations previously insured by FGIC and to write new business to serve such markets. We do not know what form such restructuring, if any, will ultimately take, and any restructuring will require approval from the New York Insurance Department, among others. We expect that a restructuring of FGIC’s business will require significant additional capital, which may not be available on favorable terms or at all. Moreover, there can be no assurance that any such plan will be implemented in a manner that satisfies the rating agencies’ requirements so as to enable the new company to obtain the “AAA” rating it would need to execute its business plan. Given our current capital needs and resources, we do not expect to make a further investment in FGIC Corporation. Accordingly, equity securities issued by FGIC Corporation in a capital-raising transaction would result in significant dilution of our ownership interest in FGIC Corporation.

Overview of Financial Guaranty Business.    Financial guaranty insurance generally provides an unconditional and irrevocable guarantee that protects the holder of an insured financial obligation against non-payment of principal and interest by an obligor when due. If the issuer of an insured obligation cannot make the scheduled debt service payment, the financial guarantor assumes this responsibility as and when due. Payment by the financial guarantor does not extinguish the underlying obligation of the issuer, and such payments may be recoverable from the issuer. The financial guarantor is subrogated to the rights of the holders of the insured obligations and, in the event of payment under the policy, has rights in the underlying collateral, if any.

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

U.S. Public Finance.    The U.S. public finance market includes municipal general obligation bonds supported by the issuer’s taxing power and special revenue bonds and other obligations of state and local governments supported by the issuer’s ability to impose and collect fees and charges for specific public services or projects. The issuer typically pays a one time premium to FGIC at the time the policy is issued. Proposed new public finance bond issues are submitted to FGIC by issuers, their investment bankers or financial advisors to determine their suitability for financial guaranty insurance. FGIC also provides financial guarantees on public finance bonds outstanding in the secondary market. A financial guaranty generally affords a wider secondary market and therefore greater marketability to previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. FGIC employs the same underwriting standards on secondary market issues that it does on new public finance issues. As of December 31, 2007, $222.1 billion, or 70.7%, of FGIC’s total net par outstanding represented insurance of U.S. public finance obligations.

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

Premiums for structured finance policies are typically based on a percentage of par insured, and can be collected in a single payment at the policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets. The U.S. structured finance market in which FGIC has provided financial guarantees has been broad and varied, comprising public issues and private placements. As of December 31, 2007, $70.7 billion, or 22.5%, of FGIC’s total net par outstanding, represented insurance of U.S. structured finance. For the year ended December 31, 2007, $1.2 billion of losses were recorded with respect to the structured finance obligations.

International Finance.    FGIC launched its international finance operation in late 2004 and until the recent ratings downgrades, focused on insuring essential infrastructure transactions and triple-A rated collateralized loan and debt obligations. Premiums for international finance policies are based on a percentage of either par or par and interest insured. Depending upon the terms of the transaction, premiums are collected in a single payment at the policy inception date or are collected periodically. As of December 31, 2007, FGIC’s net par outstanding related to international finance transactions was $21.2 billion.

Competition.    Competitive conditions in the financial guaranty industry are rapidly changing. FGIC and other financial guaranty insurers’ ability to compete has been highly dependent on their triple-A ratings. Although a certain number of FGIC’s competitors have also been downgraded, some financial guaranty insurers have remained triple-A rated. In addition, Berkshire Hathaway Assurance Corporation, a newly formed financial guaranty insurance company, has provided “AAA” credit enhancement. As a result of the recent downgrades in FGIC’s financial strength ratings, FGIC is unable to compete for new business in the segments of the financial guaranty industry in which it has historically operated and has ceased writing new business. In order for FGIC Corporation to again meaningfully compete in the financial guaranty insurance industry, especially in the area of public finance, FGIC will need to regain its triple-A rating or form a new company with a triple-A rating.

Banks, multi-line insurers and reinsurers represent additional participants in the market. Financial guaranty insurance competes with other forms of credit enhancement, including senior-subordinate structures and letters of credit issued by other financial institutions. Senior subordinated structures in the mortgage-backed sector reduce the number of transactions eligible for insurance. Financial guaranty insurance also competes, in nearly all instances, with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate for the bonds. If the interest savings from insurance are not greater than the cost of insurance, the issuer will generally choose to issue bonds without credit enhancement. Accordingly, credit spreads—the difference in interest cost for issuers under different credit rating scenarios—are a significant factor in the issuer’s determination of whether to seek credit enhancement. As credit spreads tighten, the likelihood that issuers will choose to issue bonds without credit enhancement increases. (The tighter credit spreads reduce the insurance premium margin available, and an insurer is unlikely to offer insurance below a certain level of profitability.)

Loss Reserves.    FGIC’s provision for losses and loss adjustment expenses fall into two categories: case reserves and watchlist reserves. Case reserves are established for estimated losses on specific non-derivative obligations that are presently or likely to be in payment default for which future loss is probable and can be reasonably estimated. These reserves are determined using internally developed models and represent an estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) anticipated claims payments on obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of the estimated losses is based upon the risk-free rate for the period of the anticipated shortfall. FGIC’s case reserve models are dependent on a number of assumptions that require management to make judgments about the outcomes of future events using historical and current market data. Significant assumptions include the liquidation value of the assets supporting the insured obligations, volume and timing of collateral cash flows and the behavior of the underlying borrower. FGIC’s case reserves will likely change, possibly materially, in future periods as additional information becomes available.

Watchlist reserves recognize the potential for claims against FGIC on non-derivative insured public finance obligations that are not presently in payment default, but that have migrated to an impaired level where there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserves relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specifically identified impaired obligations on the list based on historical trends and other factors. Reserves are adjusted each period based on claim payments and the results of ongoing surveillance. Adjustments of estimates made in prior years may result in additional loss and loss adjustment expenses or a reduction of loss and loss adjustment expenses for the period in which the adjustment is made. There are significant risks and uncertainties that could result in material adverse deviation of FGIC’s reserves at December 31, 2007. There remains a considerable amount of uncertainty relating to risks in real estate prices, credit markets and the economy as a whole. There is no historical precedent for these conditions. Consequently, the ultimate liability associated with such claims will likely differ, possibly materially, from such estimates. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conditions and Trends Affecting our Business—Financial Guaranty.

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

In addition to the regulatory and contractual restrictions described above, we expect that FGIC Corporation will be further restricted in the payment of dividends in light of its financial performance in 2007, as well as the likelihood that it will need significant additional capital to execute its proposed restructuring plan.

Other.    FGIC operates as an independent company. Our stockholders agreement with the other members of the investor group provides for certain corporate governance arrangements with respect to FGIC and other important corporate matters.

PMI Guaranty

In 2006, we formed PMI Guaranty, a wholly-owned surety company based in New Jersey. PMI Guaranty received its certificate of authority from the New Jersey Department of Banking and Insurance in July 2006 and began operations in the fourth quarter of 2006. PMI Guaranty has financial strength ratings of “AA” by Fitch Ratings, “AA” by Standard & Poor’s, and “Aa3” by Moody’s Investors Service. In addition, Standard & Poor’s assigned a “AA” Financial Enhancement Rating to PMI Guaranty. PMI Guaranty competes in the markets for “AA” rated financial guaranty insurance, financial guaranty reinsurance and related credit enhancement products and services.

We initially capitalized PMI Guaranty with $200 million, which included $150 million of paid in equity and a $50 million junior surplus note issued to The PMI Group. In addition, PMI Guaranty benefits from a capital support agreement with PMI, which is guaranteed by The PMI Group. The capital support agreement and corresponding guarantee are for a maximum of $650 million. A downgrade of PMI would likely cause a downgrade of PMI Guaranty. (See Item 1A. Risk Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition.) As of December 31, 2007, PMI Guaranty had total par outstanding of $962.9 million which includes $914.4 million of par outstanding consisting of municipal securities and $48.5 million consisting of mortgage-related assets. PMI Guaranty has not entered into any CDS contracts nor has it provided credit enhancement on any collateralized debt obligations (CDOs).

Financial Guaranty Insurance.    PMI Guaranty offers “AA” rated financial guaranty insurance and related credit enhancement products and services for asset-backed securities. PMI Guaranty’s credit enhancement products guarantee that the principal and interest associated with the insured securities will be paid to investors on the date due. PMI Guaranty, as a “AA” rated insurer, generally guarantees payment obligations on the tranches of the securitization structure that commence at a lower investment grade level (for example, “BBB-”) and end at the “AA” attachment point (i.e., up to and including the “AA” level). With the guaranty, issuers are able to offer “AA” rated securities equal to the entire notional amount of these “wrapped” tranches.

Financial Guaranty Reinsurance.    PMI Guaranty also offers financial guaranty reinsurance to primary financial guarantors. By providing reinsurance to financial guarantors, PMI Guaranty can reduce the amount of total capital required to be held by the financial guarantors. As of December 31, 2007, reinsurance transactions represented approximately 97% of the total insured portfolio, including reinsured par outstanding of $18.9 million of securities that are backed by mortgage-related assets and $914.4 million of reinsured par outstanding consisting of municipal securities. PMI Guaranty’s obligation to make payments of principal and interest to investors through its financial guaranty reinsurance product will arise when financial guarantors provide PMI Guaranty with notice that they will be responsible for making payments of principal and interest to investors. When provided with such notice, PMI Guaranty will be obligated to pay its proportionate share of any losses based upon the reinsurance agreement.

Competition.    PMI Guaranty faces significant competition in both the financial guaranty insurance and financial guaranty reinsurance arenas. In addition to PMI Guaranty, there are many publically rated financial guarantors that provide direct financial guaranty insurance and/or reinsurance in the credit enhancement marketplace. PMI Guaranty also competes with alternative credit enhancement products and structures and capital market participants. (See Item 1A. Risk Factors—We do not expect PMI Guaranty to be a significant source of net income in 2008, below.)

PMI Guaranty is subject to the insurance laws and regulations of the State of New Jersey, where it is domiciled. As a licensed surety corporation, PMI Guaranty is regulated by the New Jersey Department of Banking and Insurance. We do not expect PMI Guaranty to be a significant source of net income in 2008.

RAM Re

We own 23.7% of RAM Holdings Ltd., a holding company for RAM Re. RAM Re is a financial guaranty reinsurance company based in Bermuda. RAM Holdings Ltd. is publicly traded on the Nasdaq National Market. RAM Re and its holding company are subject to regulation under the laws of Bermuda.

RAM Re reinsures municipal, structured finance and international debt obligations originally underwritten by primary financial guarantors. RAM Re provides reinsurance to primary financial guaranty companies that market credit enhancement of debt securities through insurance on scheduled payments on an issuer’s obligations. RAM Re’s insured portfolio consists primarily of municipal securities and structured products, principally asset-backed securities. RAM Re derives substantially all of its financial guaranty revenues from premiums ceded by the major primary financial guarantors.

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

The financial guaranty policies which RAM Re reinsures typically cover full and timely payment of scheduled principal and interest on debt securities. A reinsurance company receives its share of the premium from the primary insurer, and typically pays a ceding commission to the primary insurer as compensation for underwriting expenses. Insurance is ceded by the primary insurers to the reinsurance companies either on a treaty or facultative basis. Treaty reinsurance typically involves an agreement covering a defined class of business where the reinsurance company must assume, and the insurer may cede a portion of risks as defined by the terms of the treaty. In facultative agreements, reinsurance is negotiated on a case-by-case basis for coverage of individual transactions or business segments, giving both parties control over the credit process.

RAM Re is currently rated “AAA” by Standard & Poor’s on CreditWatch with negative implications and “Aa3” by Moody’s, with a negative outlook. Moody’s announced in February 2008 that it had placed RAM Re’s “Aa3” insurance financial strength rating on review for possible downgrade. Moody’s stated that its rating actions reflected Moody's revised expected loss projections for RMBS and related collateralized debt obligation (“CDO”) risk, and the corresponding implications for RAM Re's capital adequacy. Moody’s also stated that during the review process, it would, among other things, evaluate the impact of mortgage-related exposures on RAM Re’s risk adjusted capital adequacy and the company’s future business prospects due to possible reduced business flow from its primary financial guaranty clients. On March 7, 2008, Moody’s confirmed the “Aa3” rating and changed the outlook to negative to reflect the uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposure, as well as RAM Re’s future underwriting prospects. On February 14, 2008, Standard & Poor’s placed RAM Re’s “AAA” rating on CreditWatch with negative implications, reflecting the view of a shortfall in RAM Re’s capital cushion relative to projected sub-prime losses. Any downgrade of RAM Re’s ratings by Moody’s or Standard & Poor’s could have a material adverse effect on RAM Re’s business, financial condition and results of operations.

In response to Moody’s and Standard & Poor’s rating actions, RAM Re has stated that it is pursuing a number of alternatives to improve its capital position, including obtaining reinsurance for selected policies and slowing its growth. RAM Re stated that it does not intend to raise new capital at the present time due to current market conditions. RAM Re further stated that its strategy remains subject to change, and there can be no assurance that RAM Re will be successful in improving its capital position, maintaining its ratings or in restoring its ratings in the event of a downgrade. (See Item 1A. Risk Factors—Recent downgrades relating to FGIC and the placing of RAM Re on negative credit watch have adversely affected our financial condition and results of operations. Additional adverse rating agency actions with respect to FGIC or RAM Re could further harm our financial condition and results of operations, below.)

A downgrade of RAM Re’s ratings below “AAA” by Standard & Poor’s or “Aa3” by Moody’s could negatively affect the value of RAM Re’s reinsurance. Under Standard & Poor’s current guidelines for assigning credit to reinsurance, if RAM Re’s rating were downgraded from “AAA” to “AA,” the credit received by RAM Re’s “AAA” rated customers for its reinsurance would be decreased from 100% to 70%. If RAM Re’s ratings by Moody’s were downgraded below “Aa3”, the amount of credit for reinsurance would be reduced from 85% to an amount less than 80% to be determined by Moody’s.

Under RAM Re’s treaty contracts with its customers, the primary financial guaranty insurers, the downgrade of RAM Re’s ratings would generally allow RAM Re’s customers, after a cure period, to increase the ceding commission, which is the commission paid to a primary insurer by a reinsurer based on the amount of the premiums ceded, or terminate the contract and either leave their existing business with RAM Re or recapture it. A downgrade of RAM Re’s ratings, the placing of RAM Re’s ratings on negative credit watch or under review for a ratings downgrade, or a decrease in the credit given for its reinsurance to the primaries could also negatively affect its ability to negotiate favorable terms with primary insurers in the future.

Due to, among other things, the continuing deterioration of the credit market, rating agency actions and the decline in RAM Re’s share price, in the fourth quarter of 2007 we realized an other-than-temporary impairment of our investment in RAM Re of $38.5 million. After impairment, the carrying value of our investment in RAM Re as of December 31, 2007 was $60.0 million. We expect the carrying value of our investment in RAM Re to be further reduced in the first quarter of 2008 as a result of RAM Re’s losses and/or further impairment. We will continue to evaluate this investment for possible future impairment.

E.	Investment Portfolio

As of December 31, 2007, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $427.9 million and investments of $3.7 billion. In 2004, The PMI Group’s Board of Directors formed the Investment and Finance Committee of the Board of Directors to oversee our investment portfolio, including our unconsolidated subsidiaries, approve investment strategies, and monitor our investment performance. The U.S. companies (including PMI Guaranty) included in the consolidated financial statements, or the U.S. Portfolio, held cash and cash equivalents and investments of $2.5 billion as of December 31, 2007. We manage the fixed income portion of the U.S. Portfolio internally. The 4.2% of the U.S. Portfolio (including cash and cash equivalents) invested in common stock of publicly-traded corporations is managed by Mt. Eden Investment Advisors.

We manage the U.S. Portfolio to achieve the goals of providing a predictable, high level of investment income, while maintaining adequate levels of liquidity, safety and preservation of capital. Growth of capital and surplus through long-term market appreciation are a secondary consideration. Realization of taxable capital gains is minimized and emphasis is given to credit quality, price volatility and diversification, for each investment category as well as for the portfolio as a whole. As of December 31, 2007, based on market value and excluding cash and cash equivalents, approximately 80.7% of the U.S. Portfolio was invested in fixed income securities and approximately 19.2% was invested in equity securities. 97.5% of the U.S. portfolio (including cash and cash equivalents and excluding common stocks) were rated “A” or better by at least one nationally recognized securities rating organization, and of those, 68.8% were rated “AAA,” 17.5% were rated “AA,” and 11.2% were rated “A.” The U.S. Portfolio’s fixed income portfolio’s option-adjusted duration, including cash and cash equivalents, was 5.87 as of December 31, 2007. We generally do not invest in non-agency mortgage-backed securities.

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

PMI Australia’s, PMI Europe’s, PMI Asia’s and PMI Canada’s investments are subject to the investment policies adopted by their respective boards of directors and are managed by investment advisory firms under separate investment management agreements. We regularly review these entities’ investment strategies and performances. The investment policies specify that the portfolios must be invested predominantly in intermediate-term and high-grade bonds.

As of December 31, 2007, PMI Australia had $69.8 million in cash and cash equivalents and $1.2 billion of investments which are managed by Aberdeen Fund Managers Australia Limited. The investment portfolio consists mainly of high-grade Australian currency-denominated fixed income securities issued by sovereign, semi-government and corporate entities. As of December 31, 2007, the portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.62. The entire Australian bond portfolio is investment grade rated. The portfolio also contains a small allocation of investments in Australian equity securities.

As of December 31, 2007, PMI Europe had $53.3 million in cash and cash equivalents and $200.8 million of investments which are managed by Morgan Stanley Investment Management Limited. The investment portfolio consists of Euro and British Pounds Sterling currency-denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.9 as of December 31, 2007. PMI Europe’s portfolio did not contain investments in equity securities as of December 31, 2007.

As of December 31, 2007, PMI Asia had $3.6 million in cash and cash equivalents and $67.0 million of investments which are managed by Deutsche Asset Management (Hong Kong) Limited. The investment portfolio consists of Hong Kong dollar denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.3 as of December 31, 2007. PMI Asia’s portfolio did not contain investments in equity securities as of December 31, 2007.

As of December 31, 2007, PMI Canada had $9.0 million in cash and cash equivalents and $64.8 million of investments which are managed by Morgan Stanley Investment Management. The investment portfolio consists of Canadian dollar denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.2 at December 31, 2007. PMI Canada’s portfolio did not contain investments in equity securities as of December 31, 2007.

We review the investment portfolios and strategies of our unconsolidated subsidiaries on a quarterly basis. Through our representation on their boards of directors, we have a limited ability to influence their investment management decisions.

F.	Employees

As of December 31, 2007, The PMI Group, together with its wholly-owned subsidiaries and CMG MI, had approximately 1,084 full-time and part-time employees, of which 764 persons performed services primarily for PMI, 8 were employed by PMI Guaranty, 232 were employed by PMI Australia, 36 were employed by PMI Europe, 6 were employed by PMI Asia, 12 were employed by Canada, and 26 performed services primarily for CMG MI. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 205 temporary workers and contract underwriters as of December 31, 2007.

ITEM 1A.	RISK FACTORS

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay dividends and make other payments.

We are a holding company and conduct our business operations through our various subsidiaries. Our principal sources of funds are dividends from our insurance subsidiaries, income from our investment portfolio and funds that may be raised from time to time in the capital markets. We are largely dependent on dividends from PMI to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay holding company operating expenses, to make capital investments in our subsidiaries and to purchase our common stock in the open market. State insurance regulations restrict the amount of dividends that may be paid by our insurance subsidiaries without the consent of the regulator. The inability of PMI and our other subsidiaries to pay dividends in amounts sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt, pay holding company expenses, continue paying dividends on our common stock and/or raise capital or otherwise have a material adverse effect on our operations. Factors that may affect PMI’s and our other insurance subsidiaries’ ability to pay dividends to meet our capital and liquidity needs include: adverse business circumstances, including higher levels and severity of claims experience and reduced demand for our insurance and credit enhancement products; standards and factors used by various credit rating agencies that may require the maintenance of certain levels of capital at our insurance subsidiaries; financial covenants in our credit agreement; and standards imposed by state insurance regulators relating to the payment of dividends by insurance companies.

In addition to dividends, we also rely on returns from our investment portfolio to meet our capital needs. A protracted economic downturn, or other factors, could cause issuers of the fixed-income securities that we own to default on principal and interest payments, which could cause our investment returns and net income to decline and reduce our ability to satisfy all of our capital and liquidity needs.

We expect that we will need to raise significant amounts of additional capital in 2008. We may be unable to do so at all or pursuant only to unfavorable terms. If we are successful in raising capital, such additional capital could contain restrictive covenants and/or have a dilutive effect on our outstanding equity capital or future earnings.

As a result of higher losses in 2007, higher projected losses in 2008 and growth in insurance in force, we expect that we will need to raise significant amounts of additional capital in 2008 to maintain The PMI Group’s, PMI’s and our other insurance subsidiaries’ ratings. Although we do not yet know what form these capital raising activities will take, we expect to seek to raise additional capital through a variety of types of transactions, including through one or more debt or equity offerings. On an ongoing basis, we intend to explore other available alternatives to enhance our liquidity, including obtaining reinsurance for our insurance subsidiaries’ existing or future books of business, limiting the new insurance written by our insurance subsidiaries and/or the disposition of equity investments (which could include certain wholly-owned subsidiaries) or portions thereof. Given current market conditions generally and in our industry, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms or at all. In addition, a rapid escalation of losses or sudden ratings downgrades could make it more difficult for us to raise the necessary capital. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid a ratings downgrade, there can be no assurance that the transaction could be completed in a timely manner to avoid an adverse ratings agency action. The terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. We may not be able to access additional debt financing on acceptable terms or at all. Any future equity offerings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock. Further, any capital initiatives in the form of reinsurance, or other risk transfer transactions of our existing portfolios, would have a dilutive effect on our future earnings.

A downgrade of our senior unsecured debt ratings would adversely affect our liquidity and increase our borrowing costs.

Our senior unsecured debt is rated “A” (CreditWatch with negative implications) by Standard & Poor’s; “A” (Rating Watch Negative) by Fitch; and “A1” (under review for possible downgrade) by Moody's.

Our access to external sources of financing, as well as the cost of financing, is dependent on various factors and would be adversely affected by a deterioration of our unsecured debt ratings. Debt ratings are influenced by a number of factors, including, but are not limited to: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from subsidiaries, our competitive position, and the rating agencies views on the future earnings prospects of our insurance subsidiaries and the mortgage insurance industry. Material deterioration in any one or a combination of these factors, including our recent weak financial results and continued weak earnings performance, could result in a downgrade of our debt ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Recent placement of our senior unsecured debt ratings on credit watch by the rating agencies increases the risk that our debt ratings may be downgraded in the near future. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

Capital constraints could require us to limit our subsidiaries’ operations.

Our insurance subsidiaries, to a varying degree, face or could face significant capital constraints in the form of existing or new rating agency capital requirements, regulatory risk to capital requirements, internally-imposed capital limitations in light of our company’s overall capital needs and higher than expected losses. In light of current conditions, including increasing losses and projected new insurance written in 2008, we expect that PMI’s capital requirements will likely significantly increase in 2008. In addition, in the case of PMI Australia, higher losses, declines in its investment portfolio and/or adjustments by APRA to PMI Australia’s minimum capital requirements could cause PMI Australia to fall below APRA capital requirements. To satisfy the capital requirements of PMI, we may be required to limit the operations (including new insurance written) of our insurance subsidiaries, obtain reinsurance for our insurance subsidiaries’ existing or future books of business, and/or dispose of equity investments (which could include certain wholly-owned subsidiaries) or portions thereof. Either of these events could harm our consolidated financial condition, results of operations and cash flows.

A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition.

To date, the ability of our wholly-owned insurance subsidiaries (including our mortgage insurance subsidiaries and PMI Guaranty) to attract new business and to compete has been highly dependent on the insurer financial strength ratings assigned to them by the rating agencies. Our insurance subsidiaries PMI, PMI Australia, PMI Europe, and PMI Guaranty hold “AA” financial strength ratings from Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Fitch Ratings (“Fitch”). PMI and PMI Australia are rated “Aa2” and PMI Europe and PMI Guaranty are rated “Aa3” by Moody’s Investor’s Services (“Moody’s”). PMI Canada is rated “AA” by DBRS. The ratings of PMI Australia, PMI Europe, PMI Canada, and PMI Guaranty are dependent in part upon the capital support of PMI. A downgrade of PMI’s ratings, therefore, would likely cause a downgrade of the ratings of our other insurance subsidiaries. The objective of these ratings is to provide an opinion on an insurer's financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms.

The rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries to assess the adequacy of, and where necessary refine, their capital models. As a result of these reviews and adverse developments in the loss experience of, and outlook for, our business:

•

On January 31, 2008, Moody’s placed PMI’s and PMI Australia’s “Aa2” insurance financial strength ratings and PMI Europe’s and PMI Guaranty’s “Aa3” ratings on under review for possible downgrades. Moody’s noted that its actions reflected its view that “increased loss expectations are likely to have a meaningful impact on our estimate of PMI’s US mortgage insurance portfolio” and that, because “PMI’s international franchises benefit from capital support provided by PMI US and The PMI Group . . . a downgrade of PMI’s US operations would also have negative implications for the ratings of its international subsidiaries.”

•

On February 14, 2008, Standard & Poor’s placed the ratings of PMI, PMI Australia, PMI Europe, and PMI Guaranty on CreditWatch with negative implications and noted that its actions were the result of a reassessment of Standard & Poor’s expectations for the mortgage insurance industry.

•	On February 25, 2008, Fitch placed the ratings of PMI, PMI Australia, PMI Europe, and PMI Guaranty on Rating Watch Negative and noted that its actions reflected Fitch’s “updated view on ultimate loss expectations and its impact on the company’s capital position, particularly with respect to the company’s large exposure to Alt-A, interest-only and high LTV loans.” Fitch also expressed concern with respect to “the potential for further negative pressure on earnings for [The PMI Group] related to its significant investments in financial guaranty insurers FGIC Corp. and RAM Holdings Ltd.” Fitch stated that it “believes PMI currently has a capital shortfall at the ‘AA’ [insurer financial strength] rating” and that “[f]ailure to execute upon a [capital enhancement] plan could pressure PMI’s [insurer financial strength] rating by up to two notches in the near-term.”

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses and the perceived need for additional capital. There can be no assurance that our mortgage insurance subsidiaries or PMI Guaranty will not be downgraded or required by one or more of the rating agencies to raise additional capital in order to maintain their ratings. As discussed above, there can be no assurance that we will be able to raise any additional capital in the future and, to the extent that we are unable to timely raise sufficient capital in relation to increased capital needs, our mortgage insurance subsidiaries’ or PMI Guaranty’s ratings could be lowered.

A ratings downgrade, or the announcement of a potential downgrade or other concern relating to the financial strength of our mortgage insurance subsidiaries or PMI Guaranty could have a material adverse effect on our business prospects and revenues, our ability to compete, our holding company debt ratings, the ratings or performance of our other insurance subsidiaries (who may receive capital support from the downgraded subsidiary), or the ratings of CMG MI. Any of these events would harm our consolidated financial condition, results of operations and cash flows.

If PMI’s insurer financial strength rating for two out of the following three rating agencies falls below “AA-” from Standard & Poor’s or Fitch, or “Aa3” from Moody’s, investors, including the GSEs, may cease to accept PMI’s mortgage insurance products. In addition, even if only one rating agency assigns PMI a rating below “AA-” or “Aa3,” the GSEs could require PMI to limit certain activities and practices in order to remain a GSE eligible mortgage insurer. Such limitations could include the preclusion of offering captive reinsurance without the GSEs’ consent and maximum risk-to-capital ratios, either of which could harm our consolidated financial condition and results of operations.

In addition, a downgrade of PMI Europe’s financial strength ratings below specified levels would allow certain derivative counterparties to terminate their agreements, resulting in a possible payment of a settlement amount or a requirement that PMI Europe pledge collateral for the benefit of the counterparty.

Recent downgrades relating to FGIC and the placing of RAM Re on negative credit watch have adversely affected our financial condition and results of operations. Additional adverse rating agency actions with respect to FGIC or Ram Re could further harm our financial condition and results of operations.

Our net loss of $915.3 million in 2007 was due in significant part to our equity in losses of FGIC Corporation of $763.3 million. FGIC may continue to incur losses in 2008. Recent downgrades of FGIC as well as adverse rating agency actions with respect to RAM Re are expected to continue to adversely affect the performance of our Financial Guaranty segment, as well as our financial condition and results of operations as a whole. Historically, the abilities of FGIC and RAM Re to attract new business and to compete in the financial guaranty industry have been highly dependent on the “AAA” insurer financial strength ratings assigned to them by the rating agencies. In the fall of 2007, each of the major rating agencies began a review of the capital adequacy of the financial guaranty industry. As a result of these reviews and other developments:

•

On January 30, 2008, Fitch downgraded FGIC’s insurance financial strength rating from “AAA” to “AA” and placed FGIC on Credit Watch Negative. In announcing its downgrade of FGIC, Fitch stated that it believed that FGIC’s capital deficiency totaled approximately $1.3 billion and that the downgrade was “based on FGIC’s not yet raising new capital, or having executed other risk mitigation measures, to meet Fitch's capital guidelines within a timeframe consistent with Fitch's expectations.” Fitch also stated that the downgrade and continuation of the Negative Rating Watch reflected “the significant uncertainty with respect to the company's franchise, business model and strategic direction; uncertain capital markets; the company's future capital strategy; ultimate loss levels in its insured portfolio; and the challenges in the financial guaranty market overall.”

•

On January 31, 2008, Standard & Poor’s downgraded FGIC from “AAA” to “AA” and placed FGIC on Credit Watch with developing implications. In announcing the downgrade, Standard & Poor’s stated that the downgrade reflected “meaningful execution and timing risk” with respect to FGIC’s capital plan and the fact that the capital plan did “not fully address projected losses.”

•

On February 14, 2008, Moody’s downgraded FGIC’s “Aaa” rating to “A3” which rating remains on review for possible further downgrade. Moody’s noted that its ratings action reflected “FGIC’s meaningfully weakened capitalization and business profile resulting, in part, from its exposures to the U.S. residential mortgage market.” Moody’s stated that it estimated that FGIC would require capitalization of approximately $9 billion to cover stress-case losses at the “Aaa” target level and that it estimated FGIC’s claims paying resources to be approximately $5 billion.

•

On February 25, 2008, Standard & Poor’s downgraded FGIC to “A” and stated that FGIC remains on Credit Watch with developing implications and that the action reflected Standard & Poor’s “current assessment of potential losses, which is higher than previous estimates.”

The downgrades of FGIC’s “AAA” ratings will have a material adverse effect on FGIC’s competitive position and its ability to write new business. We believe that it is unlikely that FGIC will be able to write new financial guaranty insurance at its present “A” rating by Standard & Poor’s and “A3” rating by Moody’s.

FGIC Corporation has proposed a significant restructuring of its insurance operations to the New York Insurance Department, including the organization of a new financial guaranty insurer to be domiciled in New York to provide support for the global public finance and infrastructure obligations currently insured by FGIC and to write new business to serve such markets. We do not know what form such restructuring, if any, will ultimately take or how it might impact the value of our investment. Any restructuring will require approval from the New York Insurance Department, among others. We expect that a restructuring of FGIC’s business or any other alternative business plan will require significant additional capital, which may not be available on favorable terms or at all. Moreover, there can be no assurance that any such plan will be implemented in a manner that satisfies the rating agencies’ requirements so as to enable the new company to obtain the “AAA” rating it would need to execute its business plan. Moreover, any litigation or threats of litigation by any constituency arising out of any proposed reorganization, including claims from insureds in respect of structured finance obligations, which would continue to be insured by FGIC under the proposed reorganization, could further harm the value of our investment.

The rating agencies continue to monitor FGIC’s financial position, and one or more rating agencies could further downgrade FGIC’s financial strength ratings in the near future. Any further downgrade in FGIC’s financial strength ratings could have further material adverse effects on its long-term competitive position and its prospects for future business. In addition, a downgrade of its financial strength ratings below specified levels may allow certain of FGIC’s counterparties to terminate certain agreements and cease paying FGIC premiums for the terminated credit protection, possibly resulting in a requirement that FGIC pay a settlement amount or pledge collateral for the benefit of the counterparty. Our investment in FGIC Corporation has been adversely affected by the events leading to the reductions in FGIC’s ratings as well as the downgrades themselves, and could be further harmed by any future reductions and/or any further losses at FGIC. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Guaranty.)

With respect to RAM Re:

•

On March 7, 2008, Moody’s affirmed RAM Re’s “Aa3” insurance financial strength rating with a negative outlook. Moody’s indicated that its action reflected the uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposure, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business.

•

On February 14, 2008, Standard & Poor’s placed RAM Re’s “AAA” rating on CreditWatch with negative implications. Standard & Poor’s stated that its actions reflected the shortfall of RAM Re’s capital cushion as of December 31, 2007, relative to projected sub-prime related losses.

Any downgrade of RAM Re’s ratings by Moody’s or Standard & Poor’s could have a material adverse effect on RAM Re’s business, financial condition and results of operations. Among other things, a downgrade could allow RAM Re’s customers, after a cure period, to increase the ceding commission, which is the commission paid to a primary insurer by a reinsurer based on the amount of the premiums ceded, or terminate the contract and either leave their existing business with RAM Re or recapture it. A downgrade could also result in a decrease in the credit given for RAM Re’s reinsurance, which could impact pricing under certain existing and future contracts, which could negatively affect RAM Re’s financial condition and results of operations. In turn, our investment in RAM Re could be adversely affected by any reduction in RAM Re’s ratings. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, due to the continuing deterioration of the credit market, RAM Re’s financial condition and the decline in RAM Re’s share price, we realized an other-than-temporary impairment of our investment in RAM Re of $38.5 million in the fourth quarter of 2007.

Changes in the rating agencies’ capital models and rating methodologies may adversely affect our business results and prospects.

Changes in the rating agencies’ capital models and rating methodologies could require our insurance subsidiaries to hold more capital against specified credit risks in their insured portfolios. These requirements could place stress on our insurance subsidiaries’ ratings and force us to raise additional capital, which we may be unable to accomplish on favorable terms, in a timely manner to avoid a downgrade, or at all. The terms of any additional capital also may dilute our common stockholders’ interest in the company. Changes in the rating agencies’ capital models and rating methodology could also cause us to impose limitations on the areas and amount of new business in which we engage. These changes could adversely affect future amounts of new insurance written, and in turn our financial results and prospects. Alternatively, if we do not comply with any new requirements, our insurance subsidiaries’ insurer strength ratings could be downgraded.

Any capital raising activities in which FGIC Corporation engages could significantly dilute our ownership interest in FGIC Corporation.

As discussed above, FGIC Corporation has proposed a significant restructuring of its insurance operations to the New York Insurance Department, including the organization of a new financial guaranty insurer to be domiciled in New York to provide support for the global public finance and infrastructure obligations currently insured by FGIC and to write new business to serve those markets. As part of that plan, it is expected that FGIC Corporation will need to raise significant additional capital, which may not be available on acceptable terms, or at all. Even if available, such additional capital could be provided through the issuance by FGIC Corporation or its subsidiaries to third parties of debt or equity securities that contain rights and preferences that are senior to our common stock investment in FGIC Corporation, and could include significant operational and financial covenants that limit FGIC’s future operating and financial flexibility. Given our capital needs and resources, we do not expect to make a further investment in FGIC Corporation. Accordingly, equity securities issued by FGIC Corporation in a capital-raising transaction would result in significant dilution of our ownership interest in FGIC Corporation.

Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, or if we are unable to reach agreement with our lenders regarding the pledge of the capital stock of PMI, we may lose access to the facility.

As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, below, we have reached agreement with our lenders regarding an amendment to our credit facility. The effectiveness of the amendment is subject to certain conditions, which we expect to satisfy shortly. The credit facility contains requirements to maintain certain specified financial ratios and restricts our ability to engage in certain asset dispositions or investments, including investments in certain of our subsidiaries, as well as our ability to pay dividends on our common stock over certain levels or if we are in default under the facility. The amendment to the credit facility also contains significant new events for an event of default under the facility. These covenants and event of default provisions could reduce our operating flexibility. In addition, if an event of default under the facility were to occur, we could have to repay all outstanding indebtedness and would be unable to draw on the facility, and the lenders would have the right to terminate their loan commitments under the facility.

Our ability to borrow under the amended facility is subject to a number of conditions, including that the stock of PMI have been pledged in favor of the lenders under the facility (and noteholders under certain of our senior notes), in form and substance satisfactory to the administrative agent and a majority in interest of the lenders in their sole and absolute discretion. The terms of the pledge agreement have not been agreed to, and there is no assurance that we will be able to enter into a mutually agreeable pledge agreement.

We expect to require additional funds in 2008, and if we were unable to borrow under the facility for any reason or were delayed in doing so, our operating flexibility would be harmed. We are dependent on the facility as a source of liquidity, and may not be able to find alternate forms of capital on favorable terms or at all.

We are subject to substantial residential mortgage credit risk throughout our businesses and through our equity investees.

Through our main operating businesses, we are exposed to the risk that borrowers will default on residential mortgage loans we have insured or in the case of PMI Europe, with respect to which we have written credit derivatives for which the underlying collateral is residential mortgage loans. As of December 31, 2007, our wholly-owned insurance subsidiaries had risk in force of $205.6 billion.

In addition, FGIC has insured and written credit default swaps with respect to mortgage-backed securities. RAM Re also has substantial residential mortgage-related credit risk through the issuers of debt that it has reinsured as well as through the reinsurance of credit derivatives with underlying residential mortgage loans as collateral.

These transactions subject us to all of the risks relating to the housing market, including those discussed below under “Market and economic factors have adversely affected and may continue to adversely affect our business results and prospects”. This credit risk could cause increased losses and loss reserves, and mark-to-market losses with respect to credit derivatives in our European operations as well as with respect to our equity investees, FGIC Corporation and RAM Re. The rating agencies could require us to hold additional capital against insured exposures whether or not they downgrade the ratings of our insurance subsidiaries. Either of these outcomes would decrease our financial strength.

Our net income and earnings have become more volatile due to the application of fair value accounting, or FAS 133, to the portion of PMI Europe’s, FGIC’s and RAM Re’s credit enhancement business which is executed in credit derivative form.

FAS 133 requires that credit derivative transactions be recorded at fair value. PMI Europe, FGIC and RAM Re have written credit derivatives that are subject to mark-to-market treatment under FAS 133. Since quoted market prices for these derivative contracts are generally not available, PMI Europe, FGIC and RAM Re estimate fair value by using modeling methodologies, which are less objective than using quoted market prices. Changes in estimated fair values can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations).

Decreases in estimated fair values relative to credit derivatives have caused decreases in the value of such credit derivative transactions. Those changes in value are reflected in our financial statements and have adversely affected our reported earnings. For example, we recorded mark-to-market losses of $16.9 million on PMI Europe’s derivative contracts in 2007. Our Financial Guaranty segment’s net loss of $731.7 million in 2007 was driven by FGIC’s and RAM Re’s $1.9 billion and $28.4 million, respectively, mark-to-market losses in 2007 related to derivative contracts. Further decreases or increases in estimated fair values in the future can affect our reported earnings. The underlying collateral for certain of these credit derivatives are residential mortgage loans. Accordingly, continued adverse conditions in the residential mortgage credit market may continue to result in mark-to-market losses.

Because we establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, our ultimate actual losses may be substantially higher than our loss reserve estimates.

In accordance with GAAP for the mortgage insurance industry, we establish loss reserves for our mortgage insurance subsidiaries only for loans in default. Reserves are established for reported losses and loss adjustment expenses based on when notices of default on insured loans are received. Reserves are also established for estimated losses incurred on notices of default that have not yet been reported to us by servicers. Our mortgage insurance reserving process does not take account of the impact of future losses that could occur from loans that are not delinquent. As a result, future notices of defaults on insured loans may have a material impact on our financial results and our ultimate actual losses may be substantially higher than our loss reserve estimates.

Our loss reserve estimates are subject to uncertainties and our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future. Changes in loss reserves or establishment of premium deficiency reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our mortgage insurance business and PMI Guaranty are based upon estimates and judgments by management, including estimates and judgments with respect to the rate and severity of claims. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Our actual losses may be substantially higher than our loss reserve estimates. Continued adverse economic and other conditions and resulting uncertainty with respect to the rate and severity of claims may result in substantial increases in loss reserves in the future. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations. Our results of operations and financial condition relating to FGIC Corporation and RAM Re are similarly subject to risks that those companies’ loss reserves may not be sufficient to cover losses or may increase in the future.

We perform premium deficiency analysis using assumptions based on our best estimates when the analysis is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses, investment income, and maintenance costs as of the date of the analysis. To the extent losses are higher or expected premiums are lower than our estimates, we could be required to record a premium deficiency reserve in the future, which would negatively affect our financial condition and results of operations.

Market and economic factors have adversely affected and may continue to adversely affect our business results and prospects.

National or regional recessions, changes in interest rate levels, continued stress in the credit and capital markets, rate adjustments under adjustable rate mortgages, a continued downturn in the U.S. housing market (especially further home price declines), higher unemployment rates, higher levels of consumer debt, deteriorating borrower credit, changes in domestic and international laws, intervention by governments in financial markets, wars, terrorist acts and other events could negatively impact the performance of our insured portfolios and our investment portfolio by causing increases in losses and loss reserves in our insured portfolios and decreases in the value of our investment portfolio and, therefore, our consolidated financial condition and results of operations. In addition, a continued downturn in our business may make it difficult for us to attract or retain our employees, which could harm our business.

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we increased PMI’s net loss reserves in 2007 as a result of the increase in PMI’s default inventory, higher claim rates and higher average claim sizes. Higher claim rates were driven in part by home price declines and the diminished availability of certain loan products, both of which constrain refinancing opportunities and decrease the cure rate. The increase in PMI’s average claim sizes was driven by higher loan sizes and coverage levels in PMI’s portfolio, as well as declines in home prices, which limit PMI’s loss mitigation opportunities. Our loss experience significantly increased in 2007 and we expect it to increase in 2008 as a result of the severe downturn in the housing and mortgage markets and changes in economic conditions.

Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.

We have established underwriting and risk management policies and practices which seek to mitigate our exposure to borrower default risk in our insured portfolio by anticipating future risks and the magnitude of those risks. To the extent that a risk is unforeseen or is underestimated in terms of magnitude of loss, these policies and practices will not insulate us from the effects of those risks. When establishing loss reserves, we rely on models that have been developed internally and by third parties to analyze and predict estimated losses relating to our current inventory of loans in default. Flaws in these models and/or in assumptions used by these models could lead to increased losses and loss reserving.

The premiums we charge for mortgage insurance on insured loans and the associated investment income may not be adequate to compensate for future losses from these loans.

We charge premium rates in effect at the time a policy is issued based upon our expectations regarding likely performance over the life of insurance coverage. We generally cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or mitigated by non-renewal or cancellation of insurance coverage. The premiums we charge on our insurance in force may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of unanticipated claims could adversely affect our consolidated financial condition and results of operations.

PMI’s primary new insurance written and risk in force includes:

•

Loans with LTVs exceeding 97%, known as Above-97s.    As of December 31, 2007, 24.6% of PMI’s primary risk in force consisted of Above-97s. As of March 31, 2008, we are no longer insuring Above-97s through our primary flow channel.

•	ARMs. As of December 31, 2007, 12.8% of PMI’s primary risk in force consisted of ARMs.

•	2/28 Hybrid ARMs. As of December 31, 2007, 3.3% of PMI’s primary risk in force consisted of 2/28 Hybrid ARMs all of which was originated through PMI’s structured finance channel.

•	Alt-A loans. As of December 31, 2007, 22.8% of PMI’s primary risk in force consisted of Alt-A loans.

•	Interest only loans. As of December 31, 2007, we estimate that approximately 14.2% of PMI’s primary risk in force consisted of interest only loans.

•	Payment option ARMs. As of December 31, 2007, we estimate that approximately 3.8% of PMI’s primary risk in force consisted of payment option ARMs.

•	Less-than-A quality mortgage loans. As of December 31, 2007, 8.1% of PMI’s primary risk in force consisted of less-than-A quality loans.

We expect higher default and claim rates for high LTV loans, ARMs, 2/28 Hybrid ARMs, Alt-A loans, interest only loans, payment option ARMs, and less-than-A quality loans. We also insure loans that have more than one of the above risk characteristics. Approximately 2.9% of PMI’s risk in force consists of Above-97s that are less-than-A quality loans. Approximately 4.0% of PMI’s risk in force consists of Alt-A loans that are also Above-97s. This “layering” of risk has, in recent experience, further increased the risk of borrower default. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. Worsening economic conditions and/or additional house price declines could significantly increase the default risks associated with these loans.

PMI’s loss experience may increase as its policies continue to age.

Generally, we expect the majority of losses and LAE on insured loans in PMI’s current portfolio to occur during the second through the fourth years after loan origination. Primary insurance written from the period of January 1, 2004 through December 31, 2006 represented 45.6% of PMI’s primary risk in force as of December 31, 2007. Accordingly, a significant percentage of the primary portfolio is in, or approaching, its peak claim years. We believe our loss experience could increase as these policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting premium rates, our consolidated financial condition and results of operations would be harmed.

Geographic concentration of PMI’s primary insurance in force could increase claims and losses and harm our financial performance.

We would be affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of our U.S. business is concentrated. As of December 31, 2007, 10.8% of PMI’s primary risk in force was located in Florida and 8.1% was located in California. We are currently experiencing accelerated delinquency and loss development in those states. As of December 31, 2007, 16.3% of U.S. policies in force related to loans located in Michigan, Illinois, Indiana, and Ohio. Collectively these states experienced higher default rates in 2007 than other regions of the U.S. as a result of relatively weak economic activity.

We delegate underwriting authority to mortgage lenders which could cause us to insure mortgage loans that do not conform to our underwriting guidelines, and thereby increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program under which, subject to periodic audit, certain mortgage lenders may determine whether mortgage loans meet our program guidelines and commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. Because PMI does not review the underwriting determinations on all loans, claims may be paid on certain loans with unacceptable risk profiles or which failed to meet approved underwriting guidelines at the time of origination.

If the volume of low down payment home mortgage originations declines, the number of mortgage loans purchased by the GSEs declines, or the volume of privately issued mortgage-backed securities declines, the amount of insurance that PMI writes could decrease, which could result in a decrease of our future revenue.

A decline in the volume of low down payment mortgage originations could reduce the demand for private mortgage insurance and consequently, our revenues. The volume of low down payment mortgage originations is affected by, among other factors: the level of home mortgage interest rates; domestic and regional economic conditions; consumer confidence; housing affordability; the rate of household formation; the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance; the availability of low down payment mortgages, which is influenced by the demand for mortgage-backed securities and government housing policy. A significant decline in the demand for privately issued mortgage-backed securities and significant pricing and underwriting changes we introduced negatively affected PMI’s insurance written in 2007. We expect this trend to continue in 2008, which could adversely affect our results of operations and financial condition.

The GSEs are principal beneficiaries of PMI’s flow mortgage insurance policies. Accordingly, factors affecting the GSEs’ market share can also affect our business. In particular, the decline in 2005 and 2006 in the number of low down payment mortgage loans purchased by the GSEs adversely affected our revenues from this channel. The GSEs lost market share in 2005 and 2006 due in part to higher percentages of less-than-A loans, adjustable rate mortgages, which we refer to as ARMs, and reduced documentation loans originated in 2005 and 2006. Although the GSEs gained market share in 2007 as the result of a decrease in privately issued mortgage- backed securities not guaranteed by the GSEs, subsequent decreases in the mortgage loans purchased by the GSEs could adversely affect our results of operations and financial condition.

We could lose premium revenue if the GSEs reduce the level of private mortgage insurance coverage required for low down payment mortgages or reduce their need for mortgage insurance.

The GSEs are the beneficiaries on a significant portion of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. Depending on market conditions and the GSEs’ expectations of default risk, they have from time-to-time offered programs that require less mortgage insurance for certain mortgages that have been approved by their automated underwriting systems or for specific expanding markets programs. If the GSEs reduce their required levels of mortgage insurance, PMI’s NIW and premium revenue could decline and our consolidated financial condition and results of operations could suffer. The GSEs have recently announced pricing increases and tighter product eligibility rules with respect to low down payment mortgages that they purchase. These pricing and eligibility changes and any future changes could decrease the volume of low down payment mortgages purchased by the GSEs which could, in turn, decrease the amount of new insurance we write.

If interest rates decline, home values increase or mortgage insurance cancellation requirements change, the length of time that PMI’s policies remain in force and our revenues could decline.

A significant percentage of the premiums PMI earns each year is generated from insurance policies written in previous years. As a result, a decrease in the length of time that PMI’s policies remain in force could cause our revenues to decline. Factors that lead to borrowers canceling their mortgage insurance include: current mortgage interest rates falling below the rates on the mortgages underlying insurance in force, which frequently results in borrowers refinancing their mortgages; appreciation in the values of the homes underlying the mortgages we insure (which could reduce the need for mortgage insurance or increase the probability of refinancing the existing mortgage); and the availability of alternative loan products, which provide borrowers with the opportunity to at least temporarily decrease their monthly loan payments.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profits.

Between 2002 and 2006, U.S. mortgage lenders increasingly structured mortgage originations to avoid private mortgage insurance, primarily through the use of so called simultaneous seconds, piggybacks, 80/10/10s, 80/15/5s or 80/20 loans. Such mortgages are structured to include a first mortgage with an 80% loan-to-value ratio and a second mortgage with a loan-to-value ratio ranging from 5% to 20%. The volume of these loans, or variations thereof, as alternatives to loans requiring mortgage insurance decreased in 2007 but could increase in the future.

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

•

investors using internal credit enhancements, such as credit default or interest rate swaps, over collateralization and subordination, as partial or complete substitutes to private mortgage insurance in mortgage-backed securitizations.

These alternatives, or other alternatives to private mortgage insurance that may develop, could reduce the demand for private mortgage insurance and cause our revenues and profitability to decline.

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

The principal sources of PMI’s competition include: other private mortgage insurers, several of which are wholly-owned subsidiaries of public companies with direct or indirect capital reserves that provide it with potentially greater resources than we have, as well as the various alternatives to private mortgage insurance discussed above. See “If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profit,” above. Future entrants to the mortgage insurance industry, if any, could negatively affect our market share and revenues.

If we are unable to successfully compete with other private mortgage insurers, other external credit enhancers and the various other private mortgage insurance alternatives, or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer. The significant pricing and underwriting guideline changes we have recently instituted could cause us to lose revenue and market share. See Item 1(B)(6). U.S. Mortgage Insurance Operations – Risk Management, above. If our revenues decline, we may be unable to replenish PMI’s investment portfolio to the extent that the portfolio is reduced to pay claims.

We reinsure a portion of our mortgage insurance default risk with lender-affiliated captive reinsurance companies, which reduces our net premiums written and earned.

Mortgage insurers, including PMI, offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. These captive reinsurance companies assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the associated gross premiums. Because a number of our major customers have made the business decision to participate in the mortgage insurance business by establishing reinsurance companies, we believe that if we did not offer captive reinsurance agreements, our competitive position would suffer. Captive reinsurance agreements negatively impact our net premiums written and earned.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

Through their various origination channels, PMI’s top ten customers accounted for 52.0% of its premiums earned in 2007. A particular single customer represented 14.5% of its earned premiums in 2007. Mortgage insurers, including PMI, may acquire significant percentages of their business through negotiated, structured finance transactions with a limited number of customers. The loss of a significant customer for any reason could reduce our revenue, and if not replaced, harm our consolidated financial condition and results of operations.

The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility.

The GSEs have issued eligibility requirements for qualified mortgage insurers, including PMI. Fannie Mae’s eligibility requirements apply only to borrower paid and lender paid mortgage insurance. The GSEs’ eligibility requirements cover substantially all areas of PMI’s mortgage insurance operations, require the disclosure of certain activities and new products, give the GSEs the right to purchase mortgage insurance from other than existing approved mortgage insurers, including insurers that are either rated below “AA” or are unrated, and provide the GSEs with rights to revise the eligibility standards of insurers. The exercise of rights under the eligibility requirements, future changes to the requirements, or the purchase directly by the GSEs of mortgage insurance from insurers not subject to its eligibility requirements could reduce our operational flexibility, could increase the number of companies with which we compete and cause our profitability to suffer.

Changes to the risk-based capital rule issued by the Office of Federal Housing Enterprise Oversight could cause PMI’s business to suffer.

The Office of Federal Housing Enterprise Oversight, the agency which currently regulates the GSEs, or OFHEO, has issued risk-based capital rules that prescribe treatment of credit enhancement issued by private mortgage insurers and provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. The OFHEO rules require the GSEs to hold different amounts of capital against mortgage insurance coverage according to the rating of the mortgage insurance company that has issued the policy. The capital levels vary by ratings category, i.e. “AAA” versus “AA.” Currently, as U.S. based mortgage insurers are all rated within the “AA” category, the GSEs hold equal amounts of capital against each mortgage insurer’s policies. If PMI’s ratings were to fall below the “AA” category, the GSEs would be required to hold a larger amount of capital against PMI issued policies and our consolidated financial condition and results of operations could be adversely affected.

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

In February 2008, Congress passed and the President signed into law an economic stimulus package that temporarily raises the FHA base loan limit (“floor”) to 65% of the current GSE limit or $271,050 and temporarily raises the maximum FHA loan limit from $362,750 to $729,750. Permanent changes to FHA loan limits are being considered in Congress that would also lower minimum down-payment requirements. Further increases in the amount that the FHA can insure could cause future demand for private mortgage insurance to decrease. Congress is considering and may pass additional legislation to modernize the FHA program this year. Legislation to reform the FHA may include a further increase in the FHA’s base maximum loan limits, enhanced product innovation and a provision allowing FHA to use risk-based pricing when setting its mortgage insurance premiums. Depending upon the final details, these features have the potential to make the FHA program more competitive, which could result in reduced demand for private mortgage insurance. We do not know what form such legislation will take, if any, or, if it is enacted, its impact, if any, on our financial condition and results of operations.

In November 2007, HUD submitted a new proposed rule under RESPA to the Office of Management and Budget (“OMB”) for review which includes a new Good Faith Estimate and HUD-1 Settlement Statement. On February 6, 2008, OMB completed its review of the proposed rule and released it to Congress for review prior to release for publication and public comment. We do not know what final form, if any, the rule will take or whether it will be approved.

In December 2006, Congress passed and the President signed into law The Tax Relief and Health Care Act of 2006, which includes a provision that treats certain premiums paid or accrued for mortgage insurance in connection with mortgage insurance contracts issued after December 31, 2006 as qualified residence interest and, thus, tax deductible. The amount allowable as a deduction under the provision is phased out ratably by 10% for each $1,000 by which the taxpayer’s adjusted gross income exceeds $100,000. In December 2007, Congress passed and the President signed into law the Mortgage Debt Relief Act of 2007, which extends this deduction to December 31, 2010. If the provision is not extended beyond 2010, any positive impact from the legislation will cease.

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

PMI’s opportunities to participate in structured transactions, and U.S. financial institutions preferences with respect to mortgage insurance, may be significantly impacted by the implementation in the United States of Basel II and any interim capital accord. U.S. federal banking agencies have jointly announced that the U.S. implementation of the Advanced Internal Rating Based (A-IRB) approach of Basel II by large internationally active banking organizations will be fully implemented in 2009. U.S. bank supervisors have indicated that private mortgage insurance policies will be considered as a credit risk mitigant for banking organizations computing minimum capital requirements under the A-IRB approach. In addition, Federal Banking regulators have announced their intent to implement a standardized version of Basel II for mid-sized and small banks. No timetable for these proposed regulations has been announced.

The Australian Prudential Regulation Authority, or APRA, the primary regulator of our Australian mortgage insurance operations, implemented Basel II capital requirements for automated deposit taking institutions, or ADIs, effective January 1, 2008. Such implementation may have a significant impact on the future market acceptance of mortgage insurance in Australia. APRA’s Basel regulations could reduce the available market for mortgage insurance among our Australian mortgage insurance operation’s ADI customers because of reduced capital relief provided by the regulations for the use of mortgage insurance.

In 2005, the European Union adopted new legislation, the Capital Requirements Directive, or CRD, which provides a revised framework for EU member states’ banking supervisors to implement new Basel II risk based capital guidelines starting in 2007. The CRD prescribes standard criteria for credit risk mitigation instruments that are eligible to provide banks with risk-based capital relief. Currently, under the transposition of the CRD into national laws, several EU member states have recognized mortgage insurance as a credit risk mitigant. We believe the CRD facilitates recognition of mortgage insurance benefits for European banks under certain circumstances. The implementation of the CRD into the regulatory framework of EU member states is subject to further clarification by the European Commission. The European Commission has given guidance on the use of mortgage insurance as a credit risk mitigant in two ways, through commentary and publication of questions and answers, both of which recognize mortgage insurance as unfunded credit protection and a credit risk mitigant under the CRD. As a result of the deterioration of the U.S. mortgage market, the European Commission has announced it will be re-examining the CRD.

Our consolidated results of operations and cash flows could suffer if demand for our mortgage insurance products is diminished as a result of the implementation of the Basel II or through the re-examination of the CRD by the European Union.

The U.S. mortgage insurance industry and PMI are subject to litigation risk.

The mortgage insurance industry and PMI face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, mortgage insurers, including PMI, have been involved in litigation alleging violations of RESPA and FCRA. Additionally, in recent years mortgage insurers, including PMI, have been involved in litigation with policyholders regarding the rescission of mortgage insurance coverage on individual loans under the terms of the insurer’s master policies where the mortgage insurer discovered misrepresentations by, for example, a borrower, lender or an agent of the lender. We cannot predict whether actions of these types, or other actions, will be brought against us or other mortgage insurers in the future. Any such proceedings could have an adverse effect on our consolidated financial position, results of operations or cash flows.

In the past, a number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. RESPA precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. The outcome of any such future proceedings could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the deterioration of the capital, credit, housing and mortgage markets. In March 2008, we and certain of our executive officers were named in a securities class action complaint, alleging that we and the other defendants have violated various provisions of the securities laws by making false and misleading statements about our business and financial results. (See Item 3. Legal Proceedings) Our share price has dropped significantly over the past year, and although we believe that we have meritorious defenses to these claims, there can be no assurance that we will be successful in defending these claims or that additional claims will not be made. Any claims against us, whether meritorious or not, could be costly to defend and require significant amounts of management time.

The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to recent scrutiny relating to the use of captive reinsurance arrangements and other products and services.

PMI and the mortgage insurance industry are also subject to comprehensive, detailed regulation by state insurance departments. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies and officials to examine and investigate insurance companies and to enforce rules or exercise discretion touching almost every aspect of PMI’s business. The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices, including captive reinsurance arrangements. PMI has responded to requests from the New York Insurance Department (NYID) and the Minnesota Department of Commerce for information regarding its captive reinsurance arrangements. We are currently responding to a request for documents and demand for answers to interrogatories from the Minnesota Department of Commerce that we received in March 2008.

As a result of the deterioration of the housing and mortgage markets in the U.S., regulatory oversight of our insurance subsidiaries may significantly increase in the future. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and results of operation.

We cannot predict whether the NYID’s requests or the Minnesota Department of Commerce’s administrative subpoenas will lead to further inquiries, or investigations, of these matters, or the scope, timing or outcome of any inquiry or actions by those Departments or any inquiry or actions that may be commenced by state insurance departments, attorneys general or other regulators.

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

We provide contract underwriting services for a fee. As a part of the contract underwriting services, we provide monetary and other remedies to customers in the event that we fail to properly underwrite a mortgage loan. As a result, we assume risk in connection with our contract underwriting services. Generally, the remedies provided are in addition to those contained in PMI’s master policies. Contract underwriting services apply to a significant percentage of PMI’s insurance in force and the costs relating to the investigation and/or provision of remedies could have a material adverse effect on our consolidated financial condition and results of operations. Worsening economic conditions or other factors that could increase default rates could also cause the number and severity of remedies to increase.

Our international insurance subsidiaries subject us to numerous risks associated with international operations.

We have operations in Australia, New Zealand, Europe, Hong Kong, and Canada. We have committed significant resources to expand our international operations. In addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities. These risks include: limitations on our ability to provide our international operations with additional capital should such capital be necessary or desirable, the need for regulatory and third-party approvals; challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets; economic downturns in targeted foreign mortgage origination markets; interest rate volatility in a variety of countries; unexpected changes in foreign regulations and laws; the burdens of complying with a wide variety of foreign laws; potentially adverse tax consequences; restrictions on the repatriation of earnings; foreign currency exchange rate fluctuations; potential increases in the level of defaults and claims on policies insured by foreign-based subsidiaries; and the need to successfully develop and market products appropriate to the foreign market, including the development and marketing of credit enhancement products to European lenders and for mortgage securitizations. (See, also, A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition and Capital constraints could require us to limit our subsidiaries’ operations, above.)

We do not currently hedge foreign currency exposures of net investments in our foreign operations. If the spot exchange rates of the U.S. dollar relative to other applicable foreign currencies change, our net investment in our foreign operations will be impacted. Foreign currency translation gains in accumulated other comprehensive income were $281.0 million as of December 31, 2007. This cumulative foreign currency translation gain benefits PMI’s statutory surplus as PMI Australia and PMI Europe are its wholly-owned subsidiaries. A weakening of the spot exchange rates of currencies in countries where we operate relative to the U.S. dollar will negatively affect our foreign operations’ net investment, PMI’s statutory surplus and, consequently, PMI’s potential ability to pay dividends to its parent.

PMI Australia is subject to many of the same risks facing PMI.

PMI Australia is subject to many of the same risks facing PMI, including the following:

•

Ratings-related risks. PMI Australia is currently rated “AA” by Standard & Poor’s and Fitch and “Aa2” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Australia and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure or rating agency actions adversely affecting PMI, could negatively impact PMI Australia’s ratings. Any negative impact on its ratings will negatively affect , and customer expectations of a future negative ratings impact could negatively affect, PMI Australia’s financial results.

•	Deteriorating economic conditions. Like PMI, the financial results of PMI Australia are affected by domestic and regional economic conditions, including movements in interest and unemployment rates and property value fluctuations. These economic factors could impact PMI Australia’s loss experience or the demand for mortgage insurance in the markets PMI Australia serves. The largest portion of PMI Australia’s risk in force is concentrated in the populous state of New South Wales, where default rates were highest in 2007. A significant increase in PMI Australia’s claims could harm our financial condition and results of operations. (See Regulatory risk, below.) In addition, a deterioration in the credit markets has caused a decrease in activity in the Australian mortgage-backed securities market, which has adversely affected PMI Australia’s participation in those markets in 2007 and is expected to continue to do so in 2008.

•

Risks relating to loss of significant customers. PMI Australia’s five largest customers provided 61.0% of PMI Australia’s 2007 gross premiums written in 2007, compared to 57.6% in 2006. Given the relative concentration of PMI Australia’s business, future losses of significant customers’ business, if not replaced, could harm PMI Australia’s results of operations.

•

Regulatory risk. PMI Australia is subject to significant regulation. PMI Australia’s primary regulator, APRA, has the authority to, among other things, increase the capital requirements for lenders mortgage insurance companies, change the licensing requirements for acceptable lenders mortgage insurers and increase compliance and governance requirements for general insurers, including lenders mortgage insurers. Any of these regulatory actions could significantly and negatively impact PMI Australia’s business and our results of operations and financial condition. In particular, APRA is currently reviewing its lender mortgage insurer licensing requirements. Further, higher losses, declines in PMI Australia’s investment portfolio, or adjustments by APRA to PMI Australia’s minimum capital requirements could cause PMI Australia to fall below APRA capital requirements. If such an event were to occur, APRA could, among other things, require PMI Australia to cease writing new business until a remediation plan has been approved by APRA. There can be no assurance that APRA would approve any remediation plan we proposed or that we could successfully execute such plan if approved.

•

Competition. PMI Australia is subject to significant competition and could be subject to increased competition in the future. Such competition may take a number of forms including domestic and off-shore lenders mortgage insurers, reinsurers of residential mortgage credit risk, increased risk appetite from lender owned captive insurers, and non-insurance forms of credit risk transfer. New market competitors have the potential to impact PMI Australia’s market share and to impact pricing of credit risk in the market as a whole. Liquidity and capital market conditions could decrease the size of the mortgage origination and lenders mortgage insurance markets in 2008.

We may not be able to execute our strategy to expand our European operations.

As a result of changes in the value of its credit derivative contracts, PMI Europe’s financial results were volatile in 2007 and we expect this trend to continue in 2008. See Our net income and earnings have become more volatile due to the application of fair value accounting, or FAS 133, to the portion of PMI Europe’s, FGIC’s and RAM Re’s credit enhancement business which is executed in credit derivative form.

In the past we have dedicated an increasing amount of resources to expand our European operations. Capital constraints in the future, including those resulting from an overall deterioration of our business, may prevent us from continuing to expend such resources, which in turn may limit PMI Europe’s ability to engage in capital intensive transactions in 2008 and thereafter.

PMI Europe is currently rated “AA” by Standard & Poor’s and Fitch and “Aa3” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Europe and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure, or rating agency actions adversely affecting PMI, could negatively impact PMI Europe’s ratings. Any negative impact on its ratings will negatively affect its financial results.

PMI Europe also may face increased competition from other, more highly-capitalized mortgage insurers and third party credit enhancement providers in 2008. See, “The implementation of the Basel II Capital Accord may limit the domestic and international use of mortgage insurance,” above.

PMI Asia could be negatively affected by adverse rating agency actions relating to PMI or PMI Europe.

The payment of valid claims by PMI Asia under its reinsurance agreements is guaranteed by PMI Europe. PMI Asia is not rated by the rating agencies. PMI Europe is currently rated “AA” by Standard & Poor’s and Fitch and “Aa3” by Moody’s. These ratings are based in part upon a capital support agreement between PMI and PMI Europe and a guarantee of that agreement by The PMI Group. Rating agency actions adversely affecting PMI’s or PMI Europe’s ratings could negatively impact PMI Asia’s ability to attract and retain customers and, therefore, could negatively affect its financial results.

We may not be able to execute our strategy to develop our Canadian operations.

We have devoted resources to develop our Canadian operations, PMI Canada. We plan to continue these efforts but capital constraints at our business as a whole may limit our efforts.

In 2007, we applied for a provincial license with the province of Quebec. Our license application has not been approved and the Quebec authorities have indicated that they may not grant PMI Canada’s request for the provincial license until our U.S. mortgage insurance operations stabilize. There can be no assurance that PMI Canada will obtain this license in 2008 or thereafter. PMI Canada’s ability to compete in the Canadian mortgage insurance market has been, and will continue to be, negatively affected by its lack of such a license.

PMI Canada is rated “AA” by DBRS. This rating is based in part upon a capital support agreement between PMI and PMI Canada. Termination or amendment of this support structure, or rating agency actions adversely affecting PMI, would likely negatively impact PMI Canada’s ratings. Any negative impact on its ratings will negatively affect its financial results.

Competition in the Canadian mortgage insurance market is intense. Such competition may take a number of forms, including domestic mortgage insurers, substitute products or self insurance for unregulated lenders. A number of internationally-active mortgage insurers are entering or have stated their intent to enter the Canadian market.

We do not expect PMI Guaranty to be a significant source of net income in 2008.

PMI Guaranty began operations during the fourth quarter of 2006. As of December 31, 2007, PMI Guaranty had net reinsured par outstanding of $933.3 million and directly insured par outstanding of $29.6 million. We do not expect PMI Guaranty to be a significant source of net income in 2008.

PMI Guaranty’s financial strength is currently rated “AA” by Fitch Ratings, “AA” by Standard & Poor’s and “Aa3” by Moody’s Investors Service. These ratings are based in part upon a capital support agreement between PMI Guaranty and PMI and a guarantee of that agreement by The PMI Group. Termination or amendment of this support structure, or rating agency actions adversely affecting PMI, could negatively impact PMI Guaranty’s ratings. PMI Guaranty’s ability to engage in the financial guaranty insurance and financial guaranty reinsurance business would be materially and adversely affected by any reduction in PMI Guaranty’s ratings.

The performance of our financial guaranty equity investees could harm our consolidated financial results.

We have made significant investments in the equity securities of several companies, including FGIC (through FGIC Corporation) and RAM Re (through RAM Holdings Ltd.). Our investments in FGIC Corporation and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. The carrying values of our investments in FGIC Corporation and RAM Re decreased to $103.6 million and $60.0 million, respectively, as of December 31, 2007 from $856.5 million and $93.7 million, respectively, as of December 31, 2006.

The nature of the businesses conducted by these companies differs significantly from our core business of providing residential mortgage insurance. These companies are subject to a number of significant risks that arise from the nature of their businesses. Some of the various risks affecting FGIC are discussed elsewhere in these Risk Factors. Because we do not control these companies, we are dependent upon the management of these companies to independently operate their businesses and report their financial results, and, accordingly, we may be unable to take actions unilaterally to avoid or mitigate those risks. In addition, any prospective or retroactive change in their financial reporting could affect our financial condition and results of operations. Such changes could occur as a result of, among other things, changes in accounting principles or comments made by regulatory agencies, including the SEC in connection with its ordinary course review of filings made with it.

We realized an impairment charge of $38.5 million with respect to our investment in RAM Re in the fourth quarter of 2007. We may be required to write down a portion or all of our investment in RAM Re and/or FGIC Corporation in the future. These companies may need to raise capital or engage in a significant restructuring in the near future to meet rating agency capital requirements or otherwise continue writing new business. As discussed above, there can be no assurance that any restructuring or capital raising plan can be implemented on favorable terms, in a timely manner or at all. In addition, although in certain circumstances we have preemptive rights to maintain our equity ownership interest in FGIC Corporation and RAM Re, to the extent that we lack the capital resources to invest additional money in these investments or otherwise choose not to make those additional investments, our equity ownership could be significantly diluted, thereby further decreasing the value of these investments.

As a significant portion of our consolidated net income/loss is derived from FGIC and its financial guaranty business, we are subject to various risks and uncertainties associated with the financial guaranty business.

A significant portion of our consolidated net income(loss) has been derived and is from FGIC and its financial guaranty business. Accordingly, we are subject to the risks and uncertainties associated with that business. The financial guaranty industry has been undergoing significant market stress and many of the risks described above also apply to FGIC and its financial guaranty business. Additional risks and uncertainties to which we may be exposed as a result of the FGIC Corporation investment include the following, among others:

•

FGIC has recently been downgraded by Standard & Poor’s, Moody’s and Fitch. FGIC has ceased to write new business and we believe it is unlikely that FGIC will be able to write new business in the future at its current ratings levels. With certain exceptions, FGIC’s competitors remain “AAA”-rated. To the extent that FGIC is unable to regain its “AAA” ratings or implement a restructuring or other transaction that permits FGIC Corporation to write new business through its subsidiaries, FGIC Corporation’s results of operations and financial condition will further be significantly impacted. FGIC’s losses stem from continued adverse developments affecting its structured finance portfolio, particularly guarantees of RMBS and CDOs of asset-backed securities, comprised of tranches of sub-prime RMBS. FGIC has added significant loss reserves related to credits in these sectors, but there can be no assurance that such reserves will be adequate to cover actual future losses from FGIC’s portfolio.

•

FGIC Corporation has proposed a significant restructuring of its insurance operations to the New York Insurance Department, including the organization of a new financial guaranty insurer to be domiciled in New York to provide support for the global public finance and infrastructure obligations currently insured by FGIC and to write new business to serve those markets. We do not know what form such restructuring, if any, will ultimately take, and any restructuring will require approval from the New York Insurance Department, among others. We expect that a restructuring of FGIC’s business or any other alternative business plan will require significant additional capital, which may not be available on favorable terms or at all. Moreover, there can be no assurance that any such plan will be implemented in a manner that satisfies the rating agencies’ capital requirements so as to enable the new company to obtain the “AAA” rating it would need to execute its business plan. Moreover, any litigation or threats of litigation by any constituency arising out of any proposed reorganization, including claims from insureds in respect of structured finance obligations, which would continue to be insured by FGIC under the proposed reorganization, could further harm the value of our investment.

•

In any reorganization or other alternative business plan, it is likely that FGIC Corporation will need significant additional capital. Especially in light of current market conditions, any new additional capital may be costly, may be accompanied by significant restrictions on its business activities and may be extremely dilutive to FGIC Corporation’s investors, including us. In addition, any capital plan would be subject to regulatory approval, including by the New York Insurance Department, and may be subject to delays, during which continuing or worsening negative economic conditions may further adversely affect rating agency capital requirements or FGIC Corporation’s ability to successfully implement the plan. Given our capital needs and resources, we do not expect to make a further investment in FGIC Corporation. Accordingly, equity securities issued by FGIC Corporation in a capital-raising transaction would result in significant dilution of our ownership interest in FGIC Corporation.

•

FGIC is exposed to credit risks in its portfolio that may arise from deterioration in the credit markets. Such deterioration in credit performance could lead to erosion in the quality of assets and collection of cash flows from assets within structured securities that it has guaranteed.

•

In recent months, the rating agencies have announced the downgrade of, or other negative ratings actions with respect to, a significant number of structured finance transactions, including transactions that FGIC insures. There can be no assurance that additional securities in FGIC’s insured portfolio will not be downgraded in the future. Downgrades of credits that FGIC insures will result in higher capital charges to FGIC under the relevant rating agency models, thereby increasing the risk that, in order to maintain its current ratings, FGIC would need to raise additional capital or pay to transfer a portion of its in-force business, any of which could adversely affect the financial condition and results of operations of FGIC going forward. In addition, in light of current market conditions, some of these measures may not be available.

•

The recent deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued in recent months. There can be no assurance that the market for structured securities will recover, and if it does recover, that there will be a recovery in demand for financial guaranty insurance for these securities.

•

Demand for financial guaranty insurance is constantly changing and is dependent upon a number of factors, including changes in interest rates, regulatory changes and supply of bond issues. In addition, the perceived strength of financial guarantors also may affect demand for financial guaranty insurance. Recently, several major financial guarantors have experienced downgrades or have been placed on review for a possible downgrade. These recent actions may affect investors’ perceptions of the reliability of the rating agency capital models and otherwise negatively impact investors’ confidence in financial guaranty insurance, which could negatively impact the demand for financial guaranty insurance. A general reduction in demand for financial guaranty insurance could harm FGIC Corporation’s consolidated results of operations and business prospects.

•

The financial guaranty business is subject to extensive regulation. Future legislative, regulatory or judicial changes affecting the financial guaranty industry or public finance or structured finance markets, including changes in tax laws, could adversely affect FGIC’s business. As a result of events in the financial guaranty insurance industry over the past few months, the industry has been subject to additional regulatory scrutiny. As a result of increased focus on the financial guaranty industry, FGIC may be subject to additional regulatory restrictions in the future that could harm its results of operations and prospects.

•

FGIC increased its loss reserves by $1.2 billion in 2007. FGIC’s loss reserves are necessarily based on estimates and subjective judgments about the outcome of future events. In addition, the securities that FGIC insures include highly complex structured transactions, the performance of which depends on a wide variety of factors outside FGIC’s control. In addition, in some types of collateralized debt obligation structures, FGIC may not have access to the detailed information necessary to project every component of the securitization. In these instances, FGIC may put greater reliance on the models and analysis of third party market participants and may not be able to fully, independently and precisely verify each data point. We cannot be sure that losses in FGIC’s insured portfolio will not exceed by a material amount the loss reserves previously established by FGIC or that additional significant reserves will not need to be established.

•

FGIC’s structured finance portfolio contains concentrations of individual issuers and servicers of obligations as well as a concentration of mortgage-related securities. FGIC also has a number of individual large exposures to single obligors in its public finance portfolio, concentration in infrastructure sectors and concentrations in certain geographic areas. An adverse event or series of events with respect to one or more of these concentrations that is more severe than the assumptions used by FGIC in its stress scenario at the time of the underwriting of the related credit could result in disproportionate and significant losses to FGIC and could harm its consolidated financial position and results of operations. In 2007, FGIC Corporation’s financial condition has been significantly impacted by its exposure to mortgage-related securities. Continuing stress in the securities market is expected to continue in 2008, which may continue to negatively impact FGIC’s financial position and results of operations.

•

FGIC’s exposure to certain public finance obligations, such as those relating to airports, has experienced increased stress as a result of terrorism and general global unrest, including a downgrading of the ratings of some of those issuers. Other sectors currently insured by FGIC or into which FGIC may expand could also see direct increased stress as a result of terrorism and general global unrest. FGIC may incur material losses due to such exposures if the economic stress caused by such events is more severe than FGIC currently foresees or has assumed or will assume in the future in underwriting its exposures.

As of December 31, 2007, 6.2 % of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds. As a result of our investment in FGIC Corporation, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded bonds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently own approximately 200,000 square feet of office space in Walnut Creek, California for our home office. PMI leases offices throughout the United States. We conduct our international operations in leased facilities in Ireland, the United Kingdom, Italy, Spain, Germany, Belgium, Canada, Mexico, Australia, New Zealand, Hong Kong, and Japan.

ITEM 3.	LEGAL PROCEEDINGS

On March 12, 2008, we and certain of our executive officers were named in a securities class action complaint filed in the United States District Court for the Northern District of California (Lori Weinrib v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). The complaint alleges that we and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, by making false and misleading statements regarding our business and financial results for the period between November 2, 2006 and March 3,

2008, the date that we announced preliminary results for the fourth quarter of 2007 for certain of our business segments. The purported class action lawsuit seeks, among other relief, determinations that the action is a proper class action, unspecified damages and reasonable attorneys’ fees and costs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

As previously reported, in April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former primary and excess insurance carriers for costs incurred by PMI, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. The insurance carriers counterclaimed against PMI to recover defense costs previously advanced to PMI in conjunction with the Baynham action. In November 2002, PMI and its former insurance carriers filed competing motions for partial summary judgment on the issue of whether the activities of PMI that were the subject of the Baynham action were “professional services” and, therefore, covered under the relevant insurance policies. On December 16, 2002, the District Court denied PMI’s motion for partial summary judgment and granted the insurance carriers’ motion for partial summary judgment. On January 14, 2005, pursuant to PMI’s appeal of the District Court’s judgment, the United States Court of Appeals for the Ninth Circuit reversed the rulings of the District Court and remanded the case to the District Court with instructions to enter partial summary judgment in favor of PMI. (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case Nos. 03-15728 and 03-16007). In September 2006, PMI reached a settlement of the litigation with the excess carriers and received a payment of $2.5 million in October 2006 in exchange for a release of all claims against such carriers. The remanded case involving the primary insurance carrier was tried without a jury on October 23, 2006. On December 5, 2006, the court entered judgment in PMI’s favor of approximately $7.6 million, plus approximately $2.4 million in prejudgment interest. Post-judgment interest will accrue at the weekly average 1-year constant maturity Treasury yield. The insurers have appealed the judgment to the Ninth Circuit Court of Appeals and oral argument on the appeal is anticipated in mid-2008.

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

L. STEPHEN SMITH, 58, has served as Chairman of the Board of The PMI Group since May 2007, and has been one of our directors since February 2002. He has been the Chief Executive Officer of The PMI Group since June 1, 2006 and President and Chief Operating Officer of The PMI Group since September 1998. He has served as Chief Executive Officer of PMI since January 2004. He was President and Chief Operating Officer of PMI from September 1998 to June 2006. He was elected Executive Vice President of Marketing and Field Operations of PMI in May 1994 and elected to the same positions with The PMI Group in January 1995, serving in such capacities until September 1998. Prior thereto, he held various executive positions with the Company. Mr. Smith joined us in 1979. He serves on the Executive Committee of the Bay Area Council and is a member of the Financial Services Roundtable. He is also a member of the National Association of Home Builders’ Roundtable (“NAHB”).

BRADLEY M. SHUSTER, 53, has been President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation since January 1, 2003. Prior thereto, he was Executive Vice President, Corporate Development of The PMI Group since February 1999. Prior thereto, he was Senior Vice President, Treasurer and Chief Investment Officer of PMI since August 1995, and was elected to the same position with The PMI Group, in September 1995. Prior to joining PMI US, he was an audit partner with the accounting firm of Deloitte & Touche LLP, where he was employed from January 1978 to July 1995.

DAVID H. KATKOV, 52, has been Executive Vice President of The PMI Group since August 2001 and President and Chief Operating Officer of PMI since June 2006. Prior thereto, Mr. Katkov held a variety of executive management positions in Sales, Structured Transactions, Product Development and Portfolio Management. Prior to joining The PMI Group, Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

DONALD P. LOFE, JR., 51, has been Executive Vice President of The PMI Group since January 2003 and has been Chief Financial Officer of The PMI Group since April 1, 2003. Prior to joining The PMI Group, Mr. Lofe was Senior Vice President, Corporate Finance for The CNA Financial Corporation from October 1998 until January 2003. From October 1991 until November 1998, Mr. Lofe was an audit partner with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

VICTOR J. BACIGALUPI, 64, has served The PMI Group as Executive Vice President and Chief Administrative Officer since February 2005, and as General Counsel and Secretary since joining The PMI Group in November 1996. He served the Company as Senior Executive Vice President from February 2003 to February 2005, as Executive Vice President from August 1999 to February 2003, and as Senior Vice President from November 1996 to August 1999.

LLOYD A. PORTER, 48, has been Executive Vice President and Managing Director, International Mortgage Insurance of PMI Capital Corporation since August 2004. Prior thereto, he was Senior Vice President and Managing Director, International Markets of The PMI Group since February 1999. Mr. Porter joined The PMI Group in 1983 and has held a variety of positions relating to marketing, capital markets, strategy, and corporate development.

DANIEL L. ROBERTS, 57, has been Executive Vice President, Chief Information Officer of The PMI Group since March 2000. Prior thereto, he was Senior Vice President, Chief Information Officer of The PMI Group since December 1997. From October 1994 through February 2000, he was Vice President and Chief Information Officer of St. Joseph Health System. Prior thereto, he was Vice President, Information Services and

Chief Information Officer for a division of Catholic Healthcare West, positions he held since joining the company in December 1990. Mr. Roberts was a consulting partner with the accounting firm of Deloitte & Touche LLP from July 1985 to December 1990.

ARTHUR P. SLEPIAN, 53, has served as Executive Vice President and Chief Enterprise Risk Officer of The PMI Group and a director of PMI since January 2008. He is responsible for enterprise risk management for The PMI Group, including U.S. mortgage insurance operations, international subsidiaries and strategic investments. He also manages The PMI Group’s Sarbanes-Oxley 404 compliance initiatives and internal audit functions. Mr. Slepian has held various staff and executive positions at PMI and its affiliates since 1984, including Senior Vice President and Managing Director, Financial Guaranty, of PMI Capital Corporation from 2003 to 2007, Vice President Corporate Development of PMI Capital Corporation from 2000 to 2003, and Senior Vice President of Operations of CMG Mortgage Insurance Co. (“CMG”) from 1994 to 2000. He has also served as a member of the board of directors of CMG from 1996 to the present. From 1981 to 1984, he was an Assistant Professor of Economics at the School of Business of the University of California at Berkeley.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The PMI Group is listed on the New York Stock Exchange under the trading symbol “PMI”. As of February 1, 2008, there were approximately 78 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended:

	2007			2006
	High	Low	Close	High	Low	Close
First quarter	$51.46	$40.69	$45.22	$46.47	$40.35	$45.92
Second quarter	$50.50	$42.71	$44.67	$47.33	$43.32	$44.58
Third quarter	$46.69	$25.81	$32.70	$44.95	$41.60	$43.81
Fourth quarter	$35.87	$9.82	$13.28	$48.00	$41.96	$47.17

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

Preferred Share Purchase Rights Plan

On January 13, 1998, we adopted a Preferred Share Purchase Rights Plan, or the Rights Plan. The Rights Plan had a ten year term from the record date. In light of market conditions, on November 15, 2007, our Board of Directors extended the expiration of the Rights Plan by one year, from January 25, 2008 to January 25, 2009. The Board does not intend to extend the Rights Plan beyond January 25, 2009 without seeking ratification by the shareholders.

Under the Rights Plan, all shareholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. The rights trade with The PMI Group’s common stock. Rights issued under the Rights Plan will be exercisable only if a person or group acquires 10% or more of our common stock or announces a tender offer for 10% or more of the common stock. In such event, all rights holders except the buyer will be entitled to acquire our common stock at a discount and/or, under certain circumstances, to purchase shares of the acquiring company at a discount. The Rights Plan contains an exception that allows passive institutional investors to acquire up to a 15% ownership interest before the rights would become exercisable. Our Board of Directors periodically reviews the merits of redeeming or continuing the Rights Plan.

In a Form 8-K filed on November 8, 2007, Old Republic International ("Old Republic") announced beneficial ownership of 12.24 million shares of our common stock, which it stated were acquired strictly as a passive investment. Although the Rights Agreement would otherwise be triggered by an acquisition of 15% or more, the 12.24 million share ownership position held by Old Republic constituted an approximately 14.2%

ownership position in The PMI Group based on the number of our shares outstanding reported in our June 30, 2007 Form 10-Q filed August 6, 2007, rising to a 15.1% position as a result of the reduction in our shares outstanding that occurred due to our share repurchase activity in the third quarter. In addition, Old Republic informed us that it crossed this threshold inadvertently, it remains a passive investor and it did not intend to become an acquiring person under the Rights Agreement.

At its regularly scheduled meeting on November 15, 2007, our Board of Directors, having reviewed the Old Republic investment under the terms of the Rights Agreement, determined that Old Republic had not become an acquiring person within the meaning of the Rights Agreement, but that in light of the long standing provisions of its Rights Agreement, the purchase of any additional shares by Old Republic, given its current ownership level, or any change in its Schedule 13G filer status or other relevant facts or circumstances, each would result in Old Republic immediately becoming an acquiring person under the terms of that Rights Agreement and triggering the rights. In the event of a triggering of the rights, we currently would intend to satisfy the terms of the Rights Agreement by utilizing the common stock exchange feature of the Rights Agreement so that all of our shareholders other than Old Republic would receive two shares of common stock for each share that they held as of the record date.

Payment of Dividends and Policy

We paid regular dividends on our common stock of:

•	$0.0525 per share in each of the quarters since the quarter ended June 30, 2005;

•	$0.0450 per share in each of the four quarters in the period from July 1, 2004 through June 30, 2005; and

•	$0.0375 per share in each of the four quarters in the period from July 1, 2003 through June 30, 2004.

We have announced a $0.0125 quarterly dividend for the quarter ended March 31, 2008. The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our consolidated operating results, overall financial condition and capital requirements, as well as general business conditions. The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. PMI’s ability to pay dividends or make distributions or returns of capital to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities, and the terms of our runoff support agreement with Allstate Insurance Company and capital support agreements with our subsidiaries. See Item 1(B)(10). Regulation, Item 1A. Risk Factors—Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay dividends and make other payments, Our ability to pay dividends is subject to limitations under our amended credit facility, as discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Common Share Repurchases

In March 2007, the Company repurchased 325,000 common shares for $14.2 million under a $400 million common share repurchase program authorized by the Board of Directors in July 2006. In February 2007, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. Pursuant to this program, in June 2007, we repurchased 468,500 common shares for $22.7 million, or $48.48 per common share. In July 2007, our Board of Directors increased the $150 million repurchase authorization to $300 million. From July 1, 2007 through September 30, 2007, we repurchased 5,454,381 common shares for $178.0 million, or $32.64 per common share. While approximately $100.0 million remains on the $300 million repurchase authorization, we did not repurchase any common shares in the fourth quarter of 2007. Management presently does not intend to repurchase common shares in 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, below.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that The PMI Group specifically incorporates it by reference into such filing.

Comparison of The PMI Group, Inc. and Benchmarks

Total Return* Index

	Total Return*						Total Rate of Return**
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/07
PMI	$100.00	$124.43	$140.11	$138.51	$159.83	$45.36	(54.64)%
MI Index***	$100.00	$135.23	$157.25	$157.44	$151.55	$43.76	(56.24)%
S&P 500	$100.00	$128.63	$142.57	$149.56	$173.13	$182.62	82.62%
Russell 1000 FIN SVS	$100.00	$130.43	$147.57	$157.53	$186.86	$155.45	55.45%

*	Total Return = Capital Appreciation + Dividend Income for the period 12/31/02 – 12/31/07.
**	Total Rate of Return = (Total Return – 100) / 100
***	The MI index includes Radian Group, Inc., MGIC Investment Corporation and Triad Guaranty, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data or otherwise noted)
Summary of Consolidated Operations
Net premiums written	$1,040,236	$861,614	$845,689	$771,362	$876,001	$691,607	$600,288	$535,078	$471,135	$409,796

Premiums earned	$995,172	$860,530	$817,602	$770,399	$696,928	$676,857	$597,221	$530,378	$458,505	$411,922
Net investment income	214,002	195,301	179,463	168,609	149,779	120,581	129,773	105,665	86,447	80,055
Net realized investment (losses) gains	(37,454)	2,756	2,050	2,621	84	1,329	11	432	509	24,611
Realized gain (loss) on sale of equity investment	12,670	—	—	(20,420)	—	—	—	—	—	—
Other income	774	20,141	20,783	33,473	40,333	39,126	28,643	8,309	15,825	20,335

Total revenues	1,185,164	1,078,728	1,019,898	954,682	887,124	837,893	755,648	644,784	561,286	536,923

Losses and loss adjustment expenses	1,203,004	302,936	257,779	237,282	209,088	157,575	108,830	100,992	111,678	135,097
Amortization of deferred policy acquisition costs	104,885	68,358	74,387	85,216	89,327	83,416	81,782	77,337	80,252	60,280
Other underwriting and operating expenses	229,793	239,812	213,649	204,695	175,693	144,877	128,730	95,317	81,847	73,365
Lease abandonment and relocation costs	—	—	—	—	—	12,183	—	—	—	—
Litigation (recovery) settlement	—	(2,839)	—	(2,574)	—	12,222	—	—	—	—
Interest expense	33,398	38,055	31,137	34,626	20,815	17,654	15,218	10,361	8,705	7,181
Distributions on mandatorily redeemable preferred securities	—	—	—	—	3,676	4,030	7,604	8,309	8,309	8,311

Total losses and expenses	1,571,080	646,322	576,952	559,245	498,599	431,957	342,164	292,316	290,791	284,234

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(385,916)	432,406	442,946	395,437	388,525	405,936	413,484	352,468	270,495	252,689
Equity in (losses) earnings from unconsolidated subsidiaries	(741,500)	127,309	97,885	83,554	4,597	44,225	18,788	11,880	7,061	3,225

(Losses) income from continuing operations before income taxes	(1,127,416)	559,715	540,831	478,991	393,122	450,161	432,272	364,348	277,556	255,914
Income tax (benefit) expense from continuing operations	(212,090)	140,064	131,662	112,459	118,814	124,545	129,655	110,380	81,198	72,405

(Loss) income from continuing operations after income taxes	(915,326)	419,651	409,169	366,532	274,308	325,616	302,617	253,968	196,358	183,509

Income from discontinued operations before income taxes	—	—	—	5,756	26,893	20,628	14,694	9,518	12,531	11,033
Income taxes from discontinued operations	—	—	—	1,958	7,186	7,199	5,294	3,274	4,423	4,182

Income from discontinued operations after income taxes	—	—	—	3,798	19,707	13,429	9,400	6,244	8,108	6,851

Gain on sale of discontinued operations, net of income taxes of $16,536	—	—	—	29,003	—	—	—	—	—	—
(Loss) income before extraordinary items and cumulative effect of a change in accounting principle	(915,326)	419,651	409,169	399,333	294,015	339,045	312,017	260,212	204,466	190,360
Extraordinary gain on write-off of negative goodwill, net of income taxes	—	—	—	—	5,418	—	—	—	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	—	—	—	—	—	(4,805)	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	7,172	—	—	—	—

Net (loss) income	$(915,326)	$419,651	$409,169	$399,333	$299,433	$346,217	$307,212	$260,212	$204,466	$190,360

Effective tax rate for continuing operations	18.8%	25.0%	24.3%	23.5%	30.2%	27.7%	30.0%	30.3%	29.3%	28.3%

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data or otherwise noted)
U.S. Mortgage Insurance Operating Ratios
Loss ratio	136.9%	38.2%	38.1%	36.8%	36.2%	24.5%	18.1%	19.0%	24.7%	32.8%
Expense ratio (1)	22.5%	23.2%	24.4%	28.6%	22.0%	25.3%	25.5%	26.7%	29.4%	25.5%

Combined ratio	159.4%	61.4%	62.5%	65.4%	58.2%	49.8%	43.6%	45.7%	54.1%	58.3%

Consolidated Balance Sheet Data
Total assets	$5,070,440	$5,317,555	$5,254,136	$5,145,967	$4,794,289	$3,517,049	$2,989,952	$2,392,657	$2,100,762	$1,777,870
Reserve for losses and loss adjustment expenses	$1,242,599	$414,736	$368,841	$364,847	$346,939	$333,569	$303,816	$287,088	$273,645	$206,132
Long-term debt	$496,593	$496,593	$819,529	$819,529	$819,543	$422,950	$422,950	$136,819	$145,367	$99,476
Mandatorily redeemable preferred securities	$—	$—	$—	$—	$—	$48,500	$48,500	$99,109	$99,075	$99,040
Shareholders’ equity	$2,512,962	$3,568,590	$3,230,790	$3,137,755	$2,784,029	$2,193,833	$1,786,688	$1,499,211	$1,217,268	$1,097,515
Return on equity (2)	(25.7)%	12.7%	12.7%	13.4%	12.3%	17.1%	18.5%	19.3%	17.7%	17.7%

Shares Outstanding (3) (in thousands)
Basic at year end	81,120	86,747	88,713	94,025	95,162	89,943	89,163	88,620	89,404	90,836
Basic weighted-average	84,645	86,478	91,738	95,452	89,915	89,843	88,887	88,507	89,787	94,181
Diluted weighted-average	84,645	92,866	101,620	105,231	99,198	99,533	94,421	90,037	90,488	94,598

Per Share Data (3)
Book value	$30.98	$41.14	$36.42	$33.37	$29.26	$24.39	$20.04	$16.92	$13.62	$12.08
Basic net (loss) income	$(10.81)	$4.85	$4.46	$4.18	$3.33	$3.85	$3.46	$2.94	$2.28	$2.02
Diluted net (loss) income	$(10.81)	$4.57	$4.10	$3.87	$3.09	$3.55	$3.28	$2.89	$2.26	$2.01
Cash dividends declared	$0.21	$0.21	$0.20	$0.17	$0.13	$0.10	$0.08	$0.08	$0.07	$0.07

U.S. Mortgage Insurance Operations Operating and Statutory Data
Primary new insurance written (in millions)	$46,133	$32,234	$35,934	$41,213	$57,301	$47,803	$46,235	$27,295	$28,733	$27,820
New insured primary loans	234,942	174,432	205,431	260,641	381,249	332,234	335,213	206,493	219,038	211,161
Primary insurance in force (in millions)	$123,623	$102,635	$101,090	$105,321	$105,241	$107,579	$109,158	$96,914	$86,729	$80,682
Primary risk in force (in millions)	$30,967	$25,711	$24,971	$25,505	$24,668	$25,188	$25,772	$23,559	$21,159	$19,324
Insured primary loans	797,419	720,347	743,533	803,236	827,225	874,202	882,846	820,213	749,985	714,210
Persistency	75.5%	69.6%	61.9%	60.9%	44.6%	56.2%	62.0%	80.3%	71.9%	68.0%
Primary default rate	7.93%	5.55%	5.74%	4.86%	4.53%	4.18%	2.86%	2.21%	2.12%	2.31%
Statutory capital (4)	$2,554,140	$2,922,621	$2,838,778	$2,831,437	$2,561,765	$2,192,712	$1,900,709	$1,617,519	$1,372,273	$1,193,899
Statutory risk-to-capital ratio (4)	10.8:1	8.1:1	8.2:1	8.2:1	9.1:1	11.3:1	13.0:1	14.1:1	14.8:1	14.9:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. The 2006 and 2004 expense ratios include the litigation settlement recovery. The 2003 expense ratio includes lease abandonment and relocation costs as well as the litigation settlement charge.
(2)	Return on equity is calculated using an average of the twelve months ending balances of shareholders’ equity for the respective calendar year.
(3)	Share data has been split-adjusted. In accordance with EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, (“EITF No. 04-8”), diluted earnings per share data have been retroactively adjusted, from 2001 until the fourth quarter of 2006 at which point the contingent convertible debentures were called, to reflect the dilutive effects of these instruments issued by The PMI Group in 2001.
(4)	Statutory data is based on PMI Mortgage Insurance Co. information only. Statutory capital includes policyholders’ surplus and contingency reserves.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results for the Year Ended December 31, 2007

For the year ended December 31, 2007, we recorded a consolidated net loss of $915.3 million compared to consolidated net income of $419.7 million for 2006. Our net loss in 2007 was primarily due to our equity in losses of FGIC of $763.3 million and our U.S. Mortgage Insurance Operations’ net loss of $190.8 million. FGIC’s loss in 2007 was driven by $1.9 billion of unrealized mark-to-market losses and $1.2 billion of losses and loss adjustment expenses (which includes claims paid, loss adjustment expenses and changes in loss reserves during the period). U.S. Mortgage Insurance Operations’ loss in 2007 was driven by $1.1 billion of losses and loss adjustment expenses compared to $263.0 million in 2006. Our consolidated 2007 financial results were positively impacted by higher premiums earned in the U.S. and Australia.

Overview of Our Business

We divide our business into four segments:

•

U.S. Mortgage Insurance Operations.    The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded a net loss of $190.8 million in 2007 and net income of $290.3 million in 2006.

•

International Operations.    We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, Asia, and Canada. Net income from our International Operations segment was $55.0 million in 2007 and $103.5 million in 2006.

•

Financial Guaranty.    Our Financial Guaranty segment includes equity in (losses) earnings from FGIC Corporation and RAM Re and the results of PMI Guaranty. Our Financial Guaranty segment generated a net loss of $731.7 million in 2007 compared to net income of $97.3 million in 2006.

•

Corporate and Other.    Our Corporate and Other segment consists of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $47.8 million in 2007 and $71.4 million in 2006.

Revenues and Expenses

Our revenues consist primarily of:

•	premiums earned on our U.S. and international mortgage insurance policies, financial guarantees and other credit enhancement products;

•	net investment income on our investment portfolios;

•	net realized investment gains (losses), including the partial impairment of RAM Re; and

•	other income, including fees from contract underwriting services and income (losses) from changes in the fair value of credit default swaps.

Our expenses consist primarily of:

•	claims paid to policyholders, claims-related expenses and changes in reserves;

•	amortization of deferred policy acquisition costs;

•	underwriting, acquisition and policy servicing costs, contract underwriting costs and remedies, and general administration and overhead expenses;

•	interest and financing expenses; and

•	income taxes.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Losses and LAE.    The significant weakening of the U.S. residential mortgage, housing, credit, and capital markets negatively affected our U.S. Mortgage Insurance Operations’ financial condition and results of operations in 2007 and will continue to do so in 2008. PMI’s losses and loss adjustment expenses (“LAE”) increased to $1.1 billion in 2007 from $263.0 million in 2006. We increased PMI’s net loss reserves in 2007 by $733.8 million as a result of the increase in PMI’s default inventory (discussed under Defaults below), higher claim rates and higher average claim sizes. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim sizes has been driven by, among other things, higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. We expect PMI’s losses and LAE to be higher in 2008 than 2007.

We expect claim rates and average claim sizes to continue to increase and our 2007 loss reserve increases reflect this expectation. Future increases in these factors beyond our current expectations will negatively impact losses and LAE. Changes in economic conditions, including mortgage interest rates, job creation, unemployment rates and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the period in which such changes occur, potentially leading to continued increases in losses and LAE even as economic conditions improve.

•

Defaults.    PMI’s primary default inventory increased to 63,197 as of December 31, 2007 from 39,997 as of December 31, 2006. PMI’s primary default rate increased to 7.9% as of December 31, 2007 from 5.6% as of December 31, 2006. The increases in PMI’s primary default inventory and default rate in 2007 have been driven by a number of factors including:

Declining home prices—Declining home prices have made it significantly more difficult for certain borrowers to refinance their mortgages or sell their homes, and are negatively affecting PMI’s default inventory and default rate.

Decline in cure rate—As discussed above, the significant decline in the percentage of defaults that cure has also negatively affected PMI’s default inventory and default rate. The declines in the percentage of defaults that cure have resulted from, among other things, a slowdown in the time to resolution of defaults (either through cure or claim payment), some of which is attributable to significant backlogs in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures.

Above-97s—PMI has experienced higher than expected levels of delinquent Above-97s in its flow and structured channels. As of December 31, 2007, risk in force from Above-97s in all book years represented 24.6% of PMI’s primary risk in force compared to 17.6% as of December 31, 2006. The default rate for Above-97s in PMI’s primary portfolio as of December 31, 2007 was 9.1% compared to 6.6% as of December 31, 2006. PMI’s 2007 book which is still in its initial stage of loss development, has been particularly affected by high levels of delinquent Above-97s. Above-97s represented approximately 35.3% of PMI’s primary risk in force for the 2007 book year.

Alt-A loans—The default rate for Alt-A loans was 13.9% as of December 31, 2007 compared to 5.7% as of December 31, 2006. Risk in force from Alt-A loans represented 22.8% of PMI’s primary risk in force as of December 31, 2007 compared to 19.9% as of December 31, 2006.

2/28 hybrid ARMs—PMI’s 2005 and 2006 structured finance books have been particularly affected by delinquencies of 2/28 hybrid ARMs. As of December 31, 2007, risk in force from 2/28 hybrid ARMs in all book years originated through PMI’s structured finance channel represented 3.3% of PMI’s primary risk in force compared to 6.2% as of December 31, 2006, with the decrease reflecting underwriting guideline changes we issued in late 2006. The default rate for 2/28 hybrid ARMs as of December 31, 2007 was 38.6% compared to 16.0% as of December 31, 2006. The significant majority of 2/28 hybrid ARMs were insured by PMI in connection with non-agency RMBS transactions.

Geographic factors—Declining home prices, particularly in California and Florida, and weak economic conditions in Michigan, Indiana, Ohio, and Illinois (the “Auto States”) have negatively affected the development of PMI’s 2005, 2006 and 2007 portfolios. PMI’s default rates in California and Florida increased steeply in 2007 from below PMI’s average default rate as of December 31, 2006 to well above it as of December 31, 2007. The default rate from California as of December 31, 2007 was 10.9% compared to 3.6% and 2.3% as of December 31, 2006 and 2005, respectively. The default rate from Florida as of December 31, 2007 was 10.6% compared to 3.4% and 3.9% as of December 31, 2006 and 2005, respectively. As of December 31, 2007, risk in force from California and Florida insured loans represented 8.1% and 10.8% of PMI’s primary risk in force, respectively. The average default rate of the Auto States as of December 31, 2007 was 10.6% compared to 8.1% and 7.2% as of December 31, 2006 and 2005, respectively. As of December 31, 2007, risk in force from the Auto States represented 13.6% of PMI’s primary risk in force.

As the 2005, 2006 and 2007 books continue to age under stressed market conditions, we expect PMI’s default inventory and default rate to be higher in 2008 than in 2007.

•

Rating Agency and Capital Constraints.    As a result of higher losses and LAE in 2007, higher projected losses in 2008 and growth in insurance in force, we will likely need to raise significant additional capital in 2008 to support PMI’s insurer financial strength ratings. The amount of additional capital ultimately required, and its timing, will be dependent upon a number of factors, including actual and forecasted losses in 2008 and 2009, rating agency actions and changes to rating agency models, the amount of new insurance written in 2008 and other corporate capital issues and needs. We anticipate that we will attempt to raise additional capital through various means. Whether or not we are able to obtain additional capital, PMI’s ratings could be subject to downgrade by one or more rating agencies. See Item 1A. Risk Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, and our results of operations and financial condition.

•

Credit and Portfolio Characteristics.    PMI’s primary risk in force as of December 31, 2007 consisted of higher percentages of Above-97s, interest only and Alt-A loans compared to December 31, 2006. We believe that these percentage increases generally reflected higher concentrations of these loans in the mortgage origination and private mortgage insurance markets in 2006 and the first half of 2007. In the second half of 2007, the percentages of PMI’s NIW comprised of Alt-A loans and ARMs significantly decreased as a result of changes in the mortgage origination market and PMI’s underwriting guidelines. We expect these decreases to continue. The higher percentages of Above-97s loans in PMI’s primary risk in force (24.6% as of December 31, 2007 compared to 17.6% as of December 31, 2006) and NIW (31.6% in 2007 compared to 19.3% in 2006) in 2007 compared to 2006 is consistent with trends in the mortgage origination market and reflects the decline in alternative loan product originations (particularly 80/20 loans) which serve as substitutes for low down payment mortgages that typically require mortgage insurance. As a result of changes made to PMI’s pricing and underwriting guidelines, the percentage of NIW comprised of Above-97s loans declined in the fourth quarter of 2007. Effective March 1, 2008, we will no longer insure Above-97s through our primary flow channel. (See Item 1(B)(6) – Business—Risk Management, 2007 Underwriting Guidelines and Pricing Changes, above.)

As discussed above, PMI expects higher default and claim rates on 2/28 hybrid ARMs, Above-97s and Alt-A loans. While we incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates, in 2007 we experienced higher delinquencies than expected for each of these loan types. There can be no assurance, however, that the premiums earned with respect to such insured loans will be adequate to cover related incurred losses.

•

New Insurance Written (NIW).    PMI’s primary NIW increased by 43.1% in 2007 compared to 2006. These increases were attributable to higher levels generated by PMI’s flow channel in 2007. The increase in PMI’s flow channel NIW in 2007 was driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 piggyback loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to both diminished demand in the capital markets for these products and increased concern on the part of portfolio lenders with respect to rising credit losses in an environment of declining home prices. We also believe that the private mortgage insurance market increased as a result of tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007.

We expect PMI’s NIW generated through both its flow and structured finance channels to be lower in 2008 than in 2007. Our expectations are based upon the continuing slowdown in the mortgage origination and non-agency capital mortgage markets and the previously described changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure. (See Item 1(B)(6) – Business—Risk Management, 2007 Underwriting Guidelines and Pricing Changes, above.)

•

Policy Cancellations and Persistency.    PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 75.5% as of December 31, 2007 and 69.6% as of December 31, 2006. The improvement in PMI’s persistency rate reflects lower levels of residential mortgage refinance activity and home price declines. If these trends continue, we expect that policy cancellation rates will continue to slow and PMI’s persistency rate will continue to improve.

•

Captive Reinsurance.    Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of December 31, 2007, 52.2% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 52.9% as of December 31, 2006. We received $1.2 million in claim payments from captive trusts in 2007. Based on current trends, we expect that claim payments from captive trusts assets will increase in 2008 and substantially increase in 2009, reducing PMI’s losses in those years.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia.    PMI Australia had net income of $80.0 million in 2007 compared to $84.5 million in 2006. PMI Australia’s losses and LAE increased to $77.5 million in 2007 from $36.3 million in 2006. These increases were primarily a result of higher actual and expected claims paid, driven by higher claim rates and average claim sizes. PMI Australia’s loss experience in 2007 has been negatively affected by interest rate increases in 2006 and 2007, and moderating home price appreciation and home price declines in some markets. PMI Australia’s claims paid were $47.4 million in 2007 compared to $15.5 million in 2006. PMI Australia’s loss reserves were increased by $30.1 million in 2007 primarily as a result of increases in claim rates, average claim sizes and PMI Australia’s default inventory.

•

PMI Europe.    PMI Europe had a net loss in 2007 of $33.4 million compared to net income of $11.9 million in 2006. The 2007 loss was driven by a loss reserve increase of $23.7 million in 2007, due primarily to the deteriorating performance of a small number of U.S. exposures on which PMI Europe provided reinsurance coverage in 2005. The loss in 2007 was also due to changes in the fair value of PMI Europe’s credit default swap (“CDS”) derivative contracts. We recorded an unrealized mark-to-market loss of $16.9 million on PMI Europe’s CDS derivative contracts in 2007 primarily as a result of significant widening of market spreads. Credit deterioration predominantly in the U.S. sub-prime market has impacted market spreads in international markets, including spreads on the portion of PMI Europe’s CDS portfolio that relates only to European prime mortgage risks. Continuing volatility of market spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these market spreads does not reflect the credit quality of PMI Europe’s European CDS portfolio and we do not expect that these spread-driven changes in fair value will have a significant impact on future estimated net cash flows.

•

PMI Asia.    PMI Asia had net income of $10.3 million in 2007 compared to $7.1 million in 2006. PMI Asia’s net income is affected by, among other things, the level of mortgage originations in Hong Kong. PMI Asia’s reinsurance premiums written increased in 2007 compared to the corresponding periods in 2006 due to higher levels of origination activity in Hong Kong, partially offset by PMI Asia’s leading customer’s increased retention of risk. In 2007, there were minimal losses incurred in PMI Asia.

•

Rating Agency and Capital Constraints.    Like PMI, the ability of our international insurance subsidiaries to attract new business and to compete has been highly dependent on their perceived value and strength as a counterparty as reflected in part by the insurer financial strength ratings assigned to them by the rating agencies. The ratings of PMI Australia, PMI Europe, PMI Canada, and PMI Guaranty are dependent in part upon the capital support of PMI. A downgrade of PMI’s ratings, therefore, would likely cause a downgrade of the ratings of our other insurance subsidiaries. Continued adverse loss development in our U.S. Mortgage Insurance Operations could further weaken the perceived counterparty strength of our international insurance subsidiaries and limit new business opportunities. In addition to rating agency actions, capital constraints at both The PMI Group and PMI, as well as at our international subsidiaries, may limit our international subsidiaries’ abilities to engage in new business transactions in 2008 and thereafter.

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options.    The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and our other functional foreign currencies. The changes in the average foreign currency exchange rates from 2006 to 2007 positively affected International Operations’ net income by $5.3 million. Foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the functional currency.

Financial Guaranty.    Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC.    FGIC had a significant net loss of $1.8 billion in 2007, related primarily to the guarantees it provided during 2006 and 2007 on CDOs of asset-backed securities (“ABS”) (comprised to a large extent of tranches of RMBS as well as other CDOs) and RMBS transactions. The adverse results in both of these areas was due primarily to negative developments in the U.S. housing and mortgage markets, particularly with regard to sub-prime mortgages and second liens. As a result of FGIC’s realized and unrealized losses in 2007, the carrying value of our investment in FGIC Corporation was reduced to $103.6 million as of December 31, 2007 from $856.5 million as of December 31, 2006. FGIC’s “AAA” ratings were downgraded by each of the three major rating agencies to “AA” by Fitch, “A” by Standard & Poor’s, and “A3” by Moody’s. Further downgrades are possible. FGIC Corporation has proposed a significant restructuring of its insurance operations, including the organization of a new financial guarantee insurer to be domiciled in New York to provide support for global public finance and infrastructure obligations currently insured by FGIC and to write new business to serve those markets. We do not know what form such restructuring, if any, will ultimately take, and any restructuring will require approval of the New York Insurance Department, among others, as well as significant additional capital, which may or may not be available on favorable terms or at all, and may significantly dilute our ownership interest in FGIC Corporation. We do not currently intend to make additional investments in FGIC Corporation. As a result of the recent downgrades, FGIC has ceased writing new financial guaranty business, and we believe that it is unlikely that FGIC will be able to write new financial guaranty business in the future at its current ratings. In connection with the preparation of our financial statements, we conducted an analysis as to whether the significantly reduced value of our investment in FGIC as of December 31, 2007 was impaired. Because, among other things, we determined the fair value of our investment in FGIC to be greater than its current carrying value, we concluded that no impairment is necessary at the current time. We will continue to evaluate this investment for possible future impairment, including if our ownership of investment in FGIC were to become diluted in connection with any proposed restructuring or if the estimated fair value were to fall below our carrying value. (See Item 1A. Risk Factors – As a significant portion of our consolidated net income/loss is derived from FGIC and its financial guaranty business, we are subject to various risks and uncertainties associated with the financial guaranty business and Any capital raising activities in which FGIC Corporation engages could significantly dilute our ownership interest in FGIC Corporation, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.)

•

RAM Re.    Equity in earnings from RAM Re was $4.5 million in 2007 compared to $8.7 million in 2006. This decrease was due primarily to unrealized mark-to-market losses of $28.4 million on its credit derivative portfolio as a result of widening credit spreads partially offset by higher premiums earned and net investment income. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s fourth quarter 2007 results will be reflected in our consolidated financial results in the first quarter of 2008. Due to, among other things, the continuing deterioration of the credit market, rating agency actions and the decline in RAM Re’s share price, in the fourth quarter of 2007 we realized an other-than-temporary impairment of our investment in RAM Re of $38.5 million. This impairment charge was based on the difference between our investment balance in RAM Re as of December 31, 2007 (before the impairment) and our share of RAM Re’s market value as of September 30, 2007 (due to our one quarter accounting lag). After impairment, the carrying value of our investment in RAM Re as of December 31, 2007 was $60.0 million. We do not expect RAM Re’s fourth quarter of 2007 to be profitable. We expect the carrying value of our investment in RAM Re to be further reduced in the first quarter of 2008 as a result of RAM Re’s losses and/or further impairment by us of our investment, and such reduction could be significant. We will continue to evaluate this investment for possible future impairment. (See Item 1A. Risk Factors – Recent downgrades relating to FGIC and the placing of RAM Re on negative credit watch have adversely affected our financial condition and results of operations. Additional adverse rating agency actions with respect to FGIC or RAM Re could further harm our financial condition and results of operations, and The performance of our financial guaranty equity investees could harm our consolidated financial results.)

•

PMI Guaranty.    PMI Guaranty provides credit enhancement on both a reinsurance and direct basis, and its insured portfolio includes public finance sector transactions and mortgage-backed securities (“MBS”). PMI Guaranty’s net income for 2007 was $3.1 million and $0.6 million for 2006. As a result of capital constraints on our business as a whole, we do not expect PMI Guaranty to be a significant source of net income in 2008.

•

Valuation Allowance.    We established a valuation allowance of approximately $168.1 million against a $214.3 million deferred tax asset associated with our investments in FGIC and RAM Re. The deferred tax asset was created upon the recognition of losses from FGIC and RAM Re in excess of our tax basis with respect to our investments in FGIC and RAM Re. We did not record a full valuation against the deferred tax asset, as it is management’s expectation that some portion of the tax benefit will be realized. Additional tax benefits could be recognized in the future if we determine that additional realization of such tax benefits is more likely than not to occur. To the extent our current estimate of future tax benefits to be realized changes, our tax expenses could be affected positively or negatively.

Corporate and Other.    Factors affecting the financial performance of our Corporate and Other segment include:

•

Contract Underwriting Services.    As a result of lower levels of mortgage originations and a decline in customers’ requests for contract underwriting services, our contract underwriting activities and revenues have declined, and will likely continue to decline in the future. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies, and accruals thereof, were $7.1 million in 2007 compared to $12.4 million in 2006.

•

Share-Based Compensation.    During 2007, we incurred pre-tax share-based compensation expense of $16.1 million compared to $12.2 million in 2006. Our share-based compensation expense was higher in 2007 compared to 2006 as a result of our acceleration of out-of-the-money stock options in 2005. We expect share-based compensation expenses to be higher in 2008.

•

Additional Items Affecting this Segment.    Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results for the years ended:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$995.2	$860.5	$817.6	15.7%	5.2%
Net investment income	214.0	195.3	179.5	9.6%	8.8%
Net realized investment (losses) gains	(24.8)	2.8	2.1	—	33.3%
Other income	0.8	20.1	20.7	(96.0)%	(2.9)%

Total revenues	1,185.2	1,078.7	1,019.9	9.9%	5.8%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	1,203.0	302.9	257.8	297.2%	17.5%
Amortization of deferred policy acquisition costs	104.9	68.4	74.4	53.4%	(8.1)%
Other underwriting and operating expenses	229.8	236.9	213.7	(3.0)%	10.9%
Interest expense	33.4	38.1	31.1	(12.3)%	22.5%

Total losses and expenses	1,571.1	646.3	577.0	143.1%	12.0%

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(385.9)	432.4	442.9	(189.2)%	(2.4)%
Equity in (losses) earnings from unconsolidated subsidiaries	(741.5)	127.3	97.9	—	30.0%

(Loss) income before taxes	(1,127.4)	559.7	540.8	—	3.5%
Income tax (benefit) expense	(212.1)	140.0	131.6	—	6.4%

Net (loss) income	$(915.3)	$419.7	$409.2	—	2.6%

Diluted (loss) earnings per share	$(10.81)	$4.57	$4.10	—	11.5%

For the year ended December 31, 2007, we recorded a consolidated net loss of $915.3 million compared to consolidated net income of $419.7 million for 2006. Our net loss in 2007 was primarily due to our equity in losses of FGIC of $763.3 million and our U.S. Mortgage Insurance Operations’ net loss of $190.8 million. FGIC’s loss in 2007 was driven by $1.9 billion of unrealized mark-to-market losses and $1.2 billion of losses and loss adjustment expenses. U.S. Mortgage Insurance Operations’ loss in 2007 was driven by $1.1 billion of losses and loss adjustment expenses compared to $263.0 million in 2006. Our consolidated 2007 financial results were positively impacted by higher premiums earned in the U.S. and Australia. The increase in our net income in 2006 compared to 2005 was primarily due to higher equity in earnings from FGIC and higher premiums earned in the U.S. and Australia, partially offset by higher losses and LAE in Australia and the U.S. and $12.2 million of share-based compensation expenses upon adoption of SFAS No. 123R in January 2006.

The increase in premiums earned in 2007 compared to 2006 was driven by higher levels of insurance in force caused by increased level of NIW, higher persistency and higher insured loan sizes. The strengthening Australian dollar relative to the U.S. dollar and continued insurance in force growth in Australia also drove the increase in premiums earned. The increase in premiums earned in 2006 compared to 2005 was also primarily due to higher premiums earned in Australia and the U.S. The increase in PMI Australia’s premiums earned in 2006 was primarily due to the scheduled release of unearned premiums to premiums earned associated with PMI Australia’s NIW and insurance in force growth, and premiums earned as a result of higher levels of policy cancellations in 2006. The increase in U.S. Mortgage Insurance Operations’ premiums earned in 2006 was due primarily to PMI’s higher average premium rates and average insured loan sizes, as well as higher levels of modified pool premiums.

The increases in net investment income in 2007 and 2006 compared to prior years were due to the growth of PMI Australia’s investment portfolio and a stronger Australian dollar relative to the U.S. dollar. Our consolidated pre-tax book yield was 5.45%, 5.45 % and 5.18 % as of December 31, 2007, 2006, and 2005 respectively.

The $24.8 million realized investment loss in 2007 was driven by the other-than-temporary impairment of our investment in RAM Re of $38.5 million. This loss was partially offset by a $12.7 million settlement gain related to the favorable resolution of certain indemnification associated with the sale of our investment in SPS in 2005. The settlement gain reflects the extinguishment of our residual liability associated with SPS. The decline in other income in 2007 was due to unrealized mark-to-market losses of $16.9 million on PMI Europe’s CDS derivative contracts as a result of the significant widening of market spreads. PMI Europe is party to seventeen transactions classified as derivatives.

The significant increase in our losses and LAE in 2007 compared to 2006 was primarily due to loss reserve increases and higher claims paid in the U.S. and to a lesser extent, PMI Australia and PMI Europe. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in 2007 was due to a $733.8 million increase to net loss reserves in 2007 and a $119.5 million increase in claims paid compared to 2006. The increases in 2007 reflected the significant weakening of the housing and mortgage markets which drove higher default inventories, claim rates and average claim sizes. The increase in our consolidated losses and LAE in 2006 compared to 2005 was due primarily to increases in PMI Australia’s and U.S. Mortgage Insurance Operations’ losses and LAE in 2006. The increase in PMI Australia’s losses and LAE in 2006 compared to 2005 was due primarily to higher default inventories, claim rates, and average claim sizes as a result of less favorable housing market conditions. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in 2006 compared to 2005 was due primarily to higher claim rates caused by the weakening housing market and changes in the mix of PMI’s portfolio and higher claim sizes caused by higher coverage levels and loan sizes.

The increase in amortization of deferred policy acquisition costs in 2007 compared to 2006 was primarily due to an impairment of $33.6 million as a result of our evaluation of the recoverability of the U.S. Mortgage Insurance Operations’ deferred policy acquisition asset. The decrease in amortization of deferred policy acquisition costs in 2006 compared to 2005 was primarily due to cost savings realized from our U.S. field office restructurings in 2004 and 2006.

The decrease in other underwriting and operating expenses in 2007 compared to 2006 was primarily a result of lower employee compensation expenses in 2007. The increase in other underwriting and operating expenses in 2006 compared to 2005 was primarily due to higher compensation expenses relating to our adoption of SFAS No. 123R in 2006, partially offset by cost savings from our field office restructurings.

The decrease in interest expense in 2007 compared to 2006 and increase in 2006 compared to 2005 were primarily due to debt and equity financing activities during 2006.

We account for our unconsolidated subsidiaries and limited partnerships using the equity method of accounting. Equity in losses from FGIC was $763.3 million in 2007 compared to equity in earnings of $98.5 and $74.9 million in 2006 and 2005, respectively. FGIC’s financial results for 2007 were negatively impacted by net unrealized mark-to-market losses of $1.9 billion, predominantly related to CDS derivative contracts, and loss reserve increases of $1.2 billion in 2007 as a result of credit deterioration of insured collateralized debt obligations comprised primarily of tranches of sub-prime RMBS and other CDOs, as well as direct exposure to RMBS. FGIC’s 2007 mark-to market losses and additions to loss reserves reflect the significant weakening of the U.S. residential mortgage, housing, credit and capital markets. The increase in equity in earnings from FGIC in 2006 compared to 2005 was primarily due to an increase in premiums earned, the partial release of loss reserves related to Hurricane Katrina, and higher investment income.

We recorded income tax benefits of $212.1 million in 2007, compared to income tax expenses of $140.0 million in 2006. The effective tax rates were 18.8% for 2007 and 25.0% for 2006 and 24.3% for 2005. The change in 2007 effective tax rates compared to 2006 was primarily due to the losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments. In 2007, a valuation allowance of approximately $168 million was established against deferred tax assets resulting from losses attributable to FGIC and RAM Re, decreasing the effective tax rate. The change in our effective tax rate in 2006 compared to 2005 was primarily due to increases in our U.S. Mortgage Insurance Operations’ and International Operations’ net income, excluding net investment income and equity in earnings, which are taxed at effective tax rates between 30% and 35%.

Segment Results

The following table presents consolidated net income (loss) and net income (loss) for each of our segments for the years ended:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(190.8)	$290.3	$275.4	(165.7)%	5.4%
International Operations	55.0	103.5	105.5	(46.9)%	(1.9)%
Financial Guaranty	(731.7)	97.3	72.2	—	34.8%
Corporate and Other	(47.8)	(71.4)	(43.9)	(33.1)%	62.6%

Consolidated net (loss) income	$(915.3)	$419.7	$409.2	—	2.6%

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Net premiums written	$799.7	$658.6	$667.1	21.4%	(1.3)%

Premiums earned	$800.9	$688.0	$665.2	16.4%	3.4%
Net investment income	110.4	105.9	104.3	4.2%	1.5%
Net realized gains	4.6	3.8	4.6	21.1%	(17.4)%
Other income (loss)	0.1	(0.1)	—	—	—

Total revenues	916.0	797.6	774.1	14.8%	3.0%

Losses and LAE	1,096.1	263.0	253.4	316.8%	3.8%
Underwriting and operating expenses	179.9	152.6	162.8	17.9%	(6.3)%

Total losses and expenses	1,276.0	415.6	416.2	—	(0.1)%

(Loss) income before equity in earnings from unconsolidated subsidiaries and income taxes	(360.0)	382.0	357.9	(194.2)%	6.7%
Equity in earnings from unconsolidated subsidiaries	17.1	20.3	18.8	(15.8)%	8.0%

(Loss) income before income taxes	(342.9)	402.3	376.7	(185.2)%	6.8%
Income tax (benefit) expense	(152.1)	112.0	101.3	—	10.6%

Net (loss) income	$(190.8)	$290.3	$275.4	(165.7)%	5.4%

Premiums written and earned—PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, portions of PMI’s gross premiums written are ceded to those captive reinsurance companies. We received $1.2 million in claim payments from captive trusts in 2007. As of December 31, 2007, assets in captive trust accounts held for the benefit of PMI totaled approximately $700 million.

PMI’s premiums earned refer to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Gross premiums written	$1,001.4	$839.2	$849.2	19.3%	(1.2)%
Ceded premiums, net of assumed	(182.6)	(167.8)	(167.8)	8.8%	—
Refunded premiums	(19.1)	(12.8)	(14.3)	49.2%	(10.5)%

Net premiums written	$799.7	$658.6	$667.1	21.4%	(1.3)%

Premiums earned	$800.9	$688.0	$665.2	16.4%	3.4%

The increases in gross and net premiums written and premiums earned in 2007 compared to 2006 were primarily due to higher levels of primary NIW, higher insured loan sizes, and higher average primary premium rates. PMI’s average primary premium rates increased primarily as a result of changes in the business mix of PMI’s portfolio. (For a discussion of these changes, see Credit and Portfolio Characteristics, below.) We expect PMI’s NIW generated through both its flow and structured finance channels to be lower in 2008 than in 2007. Our expectations are based upon the continuing slowdown in the mortgage origination and secondary mortgage markets and the previously described changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure. The anticipated decrease in NIW will negatively impact our premiums written and earned in future periods. Higher persistency could partially offset this trend.

The decreases in gross and net premiums written in 2006 compared to 2005 were primarily due to two single premium transactions totaling $47.3 million in premiums written in the fourth quarter of 2005, partially offset by higher levels of modified pool premiums and increases in PMI’s average premium rates and average insured loan balances in 2006. PMI’s premiums earned increased in 2006 compared to 2005 as a result of higher average premium rates in 2006, partially offset by lower levels of earned premiums associated with loan cancellations of single premium policies and lower levels of NIW.

As of December 31, 2007, 52.2% of PMI’s primary insurance in force and 52.3% of primary risk in force were subject to captive reinsurance agreements compared to 52.9% and 53.2% as of December 31, 2006, and 53.4% and 54.4% as of December 31, 2005. The GSEs recently announced that, effective June 1, 2008, they will prohibit approved mortgage insurers such as PMI from ceding new risk with gross risk or gross premium cedes greater than 25% to captive reinsurers.

Net investment income—The increase in net investment income in 2007 compared to 2006 was primarily due to an increase in municipal bond refundings in 2007. The pre-tax book yield was 5.22% at December 31, 2007, 5.34% at December 31, 2006, and 5.21% at December 31, 2005.

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

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions, except claim size)
Claims paid including LAE	$362.3	$242.8	$246.4	49.2%	(1.5)%
Change in net loss reserves	733.8	20.2	7.0	—	188.6%

Losses and LAE	$1,096.1	$263.0	$253.4	—	3.8%

Number of primary claims paid	10,262	8,637	9,262	18.8%	(6.7)%
Average primary claim size (in thousands)	$32.1	$24.8	$23.2	29.4%	6.9%

Continuing deterioration of the U.S. housing and mortgage markets caused PMI’s losses and LAE and default inventory to increase significantly in 2007. We increased PMI’s net loss reserves in 2007 by $733.8 million as a result of the increase in PMI’s default inventory (discussed under Defaults below), higher claim rates and higher average claim sizes. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim sizes has been driven by higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities.

We expect claim rates and average claim sizes to continue to increase and our 2007 loss reserve increases reflect this expectation. Future increases in these factors beyond our current expectations will negatively impact losses and LAE. Changes in economic conditions, including mortgage interest rates, job creation, unemployment rates and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE. In addition, changes in economic conditions may not necessarily be reflected in PMI’s loss development in the period in which such changes occur, potentially leading to continued increases in losses and LAE even as economic conditions improve.

The increase in claims paid including LAE in 2007 compared to 2006 was primarily due to higher claim rates and higher average claim sizes discussed above. Because we expect these factors to continue to increase, we also expect PMI’s claims paid to be higher in 2008 than in 2007. Primary claims paid were $329.6 million in 2007, $214.0 million in 2006, and $214.9 million in 2005. Pool insurance claims paid were $21.0 million in 2007, $18.3 million in 2006, and $21.6 million in 2005.

The decrease in claims paid including LAE in 2006 compared to 2005 was primarily due to the decrease in the number of primary claims paid in 2006, partially offset by higher claim sizes in 2006. The increase of net loss reserves in 2006 compared to 2005 was due in part to changes in the business mix of its mortgage insurance portfolio and the seasoning of NIW acquired through PMI’s structured finance channel.

Defaults—PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment.

PMI’s primary default data are presented in the table below.

				Percentage change/ variance
	As of December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005
Flow channel
Loans in default	44,931	28,881	33,156	55.6%		(12.9)%
Policies in force	666,216	607,553	646,594	9.7%		(6.0)%
Default rate	6.74%	4.75%	5.13%	1.99	pps	(0.38	)pps

Structured channel
Loans in default	18,266	11,116	9,546	64.3%		16.4%
Policies in force	131,203	112,794	96,939	16.3%		16.4%
Default rate	13.92%	9.86%	9.85%	4.06	pps	0.01	pps

Total primary
Loans in default	63,197	39,997	42,702	58.0%		(6.3)%
Policies in force	797,419	720,347	743,533	10.7%		(3.1)%
Default rate	7.93%	5.55%	5.74%	2.38	pps	(0.19	)pps

The increases in PMI’s primary default inventory and default rate in 2007 have been driven by a number of factors including:

Declining home prices—Declining home prices have made it significantly more difficult for certain borrowers to refinance their mortgages or sell their homes, and are negatively affecting PMI’s default inventory and default rate. As discussed above, the significant decline in the percentage of defaults that cure has also negatively affected PMI’s default inventory and default rate. The declines in the percentage of defaults that cure have resulted from, among other things, a slowdown in the time to resolution of defaults (either through cure or claim payment) some of which is attributable to significant backlogs in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures.

Above-97s—PMI has experienced higher than expected levels of delinquent Above-97s in its flow and structured channels. As of December 31, 2007, risk in force from Above-97s in all book years represented 24.6% of PMI’s primary risk in force compared to 17.6% as of December 31, 2006. The default rate for Above-97s in PMI’s primary portfolio as of December 31, 2007 was 9.1% compared to 6.6% as of December 31, 2006. PMI’s 2007 book which is still in its initial stage of loss development, has been particularly affected by high levels of delinquent Above-97s. Above-97s represented approximately 35.3% of PMI’s primary risk in force for 2007 book year.

Alt-A loans—The default rate for Alt-A loans was 13.9% as of December 31, 2007 compared to 5.7% as of December 31, 2006. Risk in force from Alt-A loans represented 22.8% of PMI’s primary risk in force as of December 31, 2007 compared to 19.9% as of December 31, 2006.

2/28 hybrid ARMs—PMI’s 2005 and 2006 structured finance books have been particularly affected by delinquencies of 2/28 hybrid ARMs. As of December 31, 2007, risk in force from 2/28 hybrid ARMs in all book years originated through PMI’s structured finance channel represented 3.3% of PMI’s primary risk in force compared to 6.2% as of December 31, 2006, with the decrease reflecting underwriting guideline changes we issued in late 2006. The default rate for 2/28 hybrid ARMs as of December 31, 2007 was 38.6% compared to 16.0% as of December 31, 2006. The significant majority of 2/28 hybrid ARMs were insured by PMI in connection with non-agency RMBS transactions.

Geographic factors—Declining home prices, particularly in California and Florida, and weak economic conditions in Michigan, Indiana, Ohio, and Illinois (the “Auto States”) have negatively affected the development of PMI’s 2005, 2006 and 2007 portfolios. PMI’s default rates in California and Florida increased steeply in 2007 from below PMI’s average default rate as of December 31, 2006 to well above it as of December 31, 2007. The default rate from California as of December 31, 2007 was 10.9% compared to 3.6% and 2.3% as of December 31, 2006 and 2005, respectively. The default rate from Florida as of December 31, 2007 was 10.6% compared to 3.4% and 3.9% as of December 31, 2006 and 2005, respectively. As of December 31, 2007, risk in force from California and Florida insured loans represented 8.1% and 10.8% of PMI’s primary risk in force, respectively. The average default rate of the Auto States as of December 31, 2007 was 10.6% compared to 8.1% and 7.2% as of December 31, 2006 and 2005, respectively. As of December 31, 2007, risk in force from the Auto States represented 13.6% of PMI’s primary risk in force.

As the 2005, 2006 and 2007 books continue to age under stressed market conditions, we expect PMI’s default inventory and default rate to be higher in 2008 than in 2007.

The decrease in PMI’s primary default rate as of December 31, 2006 compared to December 31, 2005 was primarily due to a decline in the number of primary loans in default, offset by a decrease in the number of primary insurance policies in force. The decrease in flow loans in default was primarily due to high cure rates associated with approximately 3,500 loans in default from hurricane impacted areas in 2005. Higher concentrations of Alt-A and Above-97s contributed to the increase in structured loans in default as of December 31, 2006 compared to December 31, 2005.

PMI’s modified pool default data are presented in the table below.

				Percentage change/ variance
	As of December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005
Modified pool with deductible
Loans in default	17,013	9,531	11,358	78.5%		(16.1)%
Policies in force	234,694	204,011	156,534	15.0%		30.3%
Default rate	7.25%	4.67%	7.26%	2.58	pps	(2.59	)pps

Modified pool without deductible
Loans in default	7,441	2,258	3,186	—		(29.1)%
Policies in force	66,421	86,370	42,009	(23.1)%		105.6%
Default rate	11.20%	2.61%	7.58%	8.59	pps	(4.97	)pps

Total modified pool
Loans in default	24,454	11,789	14,544	107.4%		(18.9)%
Policies in force	301,115	290,381	198,543	3.7%		46.3%
Default rate	8.12%	4.06%	7.33%	4.06	pps	(3.27	)pps

The increase in PMI’s total modified pool default rate from December 31, 2006 to December 31, 2007 was primarily due to the increase in loans in default, partially offset by the increase in new modified pool policies written in 2007. We expect PMI’s modified pool default rate to increase in 2008 as PMI’s modified pool portfolio seasons. However, we believe that PMI’s modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce our potential loss exposure on loans insured by those products. In 2007, we did not write any modified pool without deductibles.

The decrease in modified pool loans in default in 2006 was driven by higher numbers of delinquencies in the fourth quarter of 2005 from hurricane impacted areas and higher cure rates in 2006 in those areas.

Total pool loans in default (which includes modified and other pool products) as of December 31, 2007, 2006 and 2005 were 29,143, 15,898, and 20,379, respectively. The default rates for total pool loans as of December 31, 2007, 2006, and 2005 were 7.76%, 4.24%, and 6.84%, respectively.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$84.2	$52.0	$59.6	61.9%	(12.8)%
Other underwriting and operating expenses	95.7	100.6	103.2	(4.9)%	(2.5)%

Total underwriting and operating expenses	$179.9	$152.6	$162.8	17.9%	(6.3)%

Policy acquisition costs incurred and deferred	$51.2	$48.7	$52.8	5.1%	(7.8)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The increase in amortization of deferred policy acquisition costs in 2007 compared to 2006 was primarily due to a $33.6 million impairment of PMI’s deferred acquisition costs based on our recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007. The impairment of all remaining costs associated with the 2007 book year as of December 31, 2007 was driven by our expected loss development under various scenarios and our determination that the remaining costs were not recoverable. The decrease in amortization of deferred policy acquisition costs in 2006 compared to 2005 was primarily due to expense savings realized from field office restructurings in 2006. PMI’s deferred policy acquisition cost asset was $10.5 million, $43.5 million and $48.3 million as of December 31, 2007, 2006 and 2005, respectively.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in 2007 compared to 2006 primarily as a result of lower employee compensation expenses and pension costs as a result of an amendment to our retirement plan. See Item 8. Financial Statements and Supplementary Data—Note 15. Benefit Plans. Other underwriting and operating expenses in 2006 were reduced by a $7.5 million re-allocation of certain costs from U.S. Mortgage Insurance Operations to our Corporate and Other segment as a result of a refinement of our allocation of operating costs between segments.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $13.1 million in 2007 compared to $12.7 million in 2006 and $18.7 million in 2005.

Equity in earnings from unconsolidated subsidiaries—U.S. Mortgage Insurance Operations’ equity in earnings are derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI decreased in 2007 compared to 2006 primarily as a result of higher losses and underwriting expenses, partially offset by higher premiums earned. Equity in earnings from CMG MI increased in 2006 compared to 2005 primarily as a result of higher premiums earned due to insurance in force and risk in force growth.

Ratios—PMI’s loss, expense and combined ratios are shown below.

				Variance
	As of December 31,			2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
Loss ratio	136.9%	38.2%	38.1%	98.7 pps	0.1 pps
Expense ratio	22.5%	23.2%	24.4%	(0.7) pps	(1.2) pps

Combined ratio	159.4%	61.4%	62.5%	98.0 pps	(1.1) pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in 2007 compared to 2006 as a result of higher losses and LAE, partially offset by higher premiums earned. The loss ratio remained flat in 2006 compared to 2005 as a result of higher premiums earned offset by higher losses and LAE.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in 2007 compared to 2006 was primarily due to an increase in net premiums written and a decrease in employee compensation expenses, partially offset by an increase in amortization of deferred acquisition costs. The decrease in PMI’s expense ratio in 2006 compared to 2005 was primarily due to the decrease in amortization of deferred policy acquisition costs and the re-allocation of costs to our Corporate and Other segment, partially offset by a decrease in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Primary NIW—The components of PMI’s primary NIW are as follows:

	2007	2006	2005	Percentage Change
				2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Primary NIW:
Flow channel	$37,584	$23,270	$28,194	61.5%	(17.5)%
Structured finance channel	8,549	8,964	7,740	(4.6)%	15.8%

Total primary NIW	$46,133	$32,234	$35,934	43.1%	(10.3)%

The increase in PMI’s flow channel NIW in 2007 was driven by a larger private mortgage insurance market. We believe that the private mortgage insurance market grew in 2007 primarily as a result of a decline in the origination of alternative loan products, particularly 80/20 piggyback loans, that do not require mortgage insurance. We believe that the decline in the use of alternative products was due to both diminished demand in the capital markets for these products and increased concern on the part of portfolio lenders with respect to rising credit losses in an environment of declining home prices. We also believe that the private mortgage insurance market increased as a result of tax deductibility for eligible borrowers of borrower-paid mortgage insurance premiums relating to loans closed in 2007. We expect PMI’s NIW generated through both its flow and structured finance channels to be lower in 2008 than in 2007. Our expectations are based upon the continuing slowdown in the mortgage origination and secondary mortgage markets and the previously described changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure.

The decrease in PMI’s primary NIW in 2006 compared to 2005 was primarily driven by increasingly competitive flow pricing and a reduction in the size of the flow private mortgage insurance market.

Modified pool insurance—PMI currently offers modified pool insurance products that may be attractive to investors and lenders seeking a reduction in the severity of the impact of borrower defaults beyond the protection provided by existing primary insurance or with respect to loans that do not require primary insurance, or for capital relief purposes. PMI wrote $0.4 billion of modified pool risk in 2007 compared to $0.7 billion of modified pool risk in 2006 and $0.3 billion in 2005. We expect to write less modified pool risk in 2008. Modified pool risk in force was $2.9 billion at December 31, 2007, $2.5 billion at December 31, 2006, and $1.8 billion at December 31, 2005.

Insurance and risk in force—PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

				Percentage Change/variance
	As of December 31,			2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(Dollars in millions)
Primary insurance in force	$123,623	$102,635	$101,090	20.4%	1.5%
Primary risk in force	$30,967	$25,711	$24,971	20.4%	3.0%
Pool risk in force*	$3,464	$3,216	$2,589	7.7%	24.2%
Policy cancellations—primary (year-to-date)	$25,145	$30,689	$40,165	(18.1)%	(23.6)%
Persistency—primary	75.5%	69.6%	61.9%	5.9 pps	7.7 pps

*	Includes modified pool and other pool risk in force

Primary insurance in force and risk in force as of December 31, 2007 increased from December 31, 2006 primarily as a result of lower policy cancellations and higher levels of NIW. Primary insurance in force and risk in force as of December 31, 2006 increased from December 31, 2005 due primarily to lower policy cancellations, partially offset by lower levels of NIW. The improvement in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects lower levels of residential mortgage refinance activity and home price declines.

Credit and portfolio characteristics—PMI insures less-than-A quality loans and Alt-A loans through all of its acquisition channels. Less-than-A quality loans generally include loans with credit scores less than 620. We consider a loan Alt-A if it has a credit score of 620 or greater, and the borrower requests and is given the option of providing reduced documentation verifying income, assets, deposit information, and/or employment. PMI’s 2007 NIW consisted of a higher percentage of less-than-A quality loans. We believe the higher percentage of these loans was driven by the growth of GSE market outreach programs. However, because of our recent guideline changes, we do not expect this trend to continue in 2008. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	2007		2006		2005
	(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$3,067	8%	$1,153	5%	$1,588	6%
Primary NIW—structured finance channel	1,605	19%	838	9%	1,084	14%

Total primary NIW	$4,672	10%	$1,991	6%	$2,672	7%

Alt-A loan amounts and as a percentage of:
Primary NIW—flow channel	$11,242	30%	$6,691	29%	$7,425	26%
Primary NIW—structured finance channel	1,397	16%	4,410	49%	3,002	39%

Total primary NIW	$12,639	27%	$11,101	34%	$10,427	29%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	2007		2006		2005
	(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW—flow channel	$1,907	5%	$3,802	16%	$6,024	21%
Primary NIW—structured finance channel	2,238	26%	4,081	46%	5,889	76%

Total primary NIW	$4,145	9%	$7,883	24%	$11,913	33%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW—flow channel	$11,757	31%	$4,835	21%	$3,942	14%
Primary NIW—structured finance channel	2,821	33%	1,386	15%	868	11%

Total primary NIW	$14,578	32%	$6,221	19%	$4,810	13%

Interest only loans, also known as deferred amortization loans, and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. Borrowers with interest only loans do not reduce principal during an initial deferral period. In 2007, interest only loans were insured primarily through PMI’s flow channel and such loans were primarily sold to the GSEs. The vast majority of interest only loans insured in 2007 have ten year terms and are subject to additional underwriting criteria to limit the potential for layered risk. With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed in which case the interest shortfall is added to the principal amount of the loan. The following table presents PMI’s interest only loans and payment option ARMs as percentages of its flow channel and structured finance channel primary NIW for the years ended:

	2007		2006		2005
	(Dollars in millions)
Interest only loan amounts and as a percentage of:
Primary NIW—flow channel	$8,296	22%	$3,507	15%	$3,235	11%
Primary NIW—structured finance channel	1,025	12%	2,329	26%	2,386	31%

Total primary NIW	$9,321	20%	$5,836	18%	$5,621	16%

Payment option ARMs amounts and as a percentage of:
Primary NIW—flow channel	$1,252	3%	$2,617	11%	$2,799	10%

Total primary NIW	$1,252	3%	$2,617	8%	$2,799	8%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, Above-97s, interest only, and payment option ARMs loans as percentages of primary risk in force as of December 31 for the years presented:

	2007	2006	2005
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	8%	8%	9%
Less-than-A Quality loans with FICO scores below 575 *	2%	2%	3%
Alt-A loans	23%	20%	17%
ARMs (excluding 2/28 Hybrid ARMs)	10%	13%	14%
2/28 Hybrid ARMs	3%	6%	6%
Above-97s (above 97% LTV's)	25%	18%	14%
Interest Only	14%	10%	6%
Payment Option ARMs	4%	5%	3%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio

As shown in the table above, PMI’s primary risk in force as of December 31, 2007 consisted of higher percentages of Above-97s, interest only and Alt-A loans compared to December 31, 2006. We believe that these percentage increases generally reflected higher concentrations of these loans in the mortgage origination and private mortgage insurance markets in 2006 and early 2007. In 2007, however, the percentages of PMI’s NIW comprised of Alt-A loans and ARMs significantly decreased as a result of changes in the mortgage origination market and PMI’s underwriting guidelines. We expect these decreases to continue. The higher percentages of Above-97s in PMI’s primary risk in force and NIW is consistent with trends in the mortgage origination market and reflects the decline in alternative loan product originations (particularly 80/20 loans) which serve as substitutes for low down payment mortgages that typically require mortgage insurance. Effective March 1, 2008, PMI will no longer insure Above-97s through its primary flow channel.

PMI expects higher default and claim rates on Above-97s, 2/28 hybrid ARMs and Alt-A loans. While we incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates, in 2007 we experienced higher delinquencies than expected for each of these loan types.

International Operations

International Operations’ results include our Australian subsidiaries, collectively referred to as PMI Australia; our Irish subsidiaries, collectively referred to as PMI Europe; PMI Asia; and PMI Canada. PMI Canada, our Canadian mortgage insurer, began offering residential mortgage insurance products in 2007.

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. Our International Operations segment’s net income for the last three years is summarized as follows:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(USD in millions)
PMI Australia	$80.0	$84.5	$88.5	(5.3)%	(4.5)%
PMI Europe	(33.4)	11.9	9.8	—	21.4%
PMI Asia	10.3	7.1	7.2	45.1%	(1.4)%
PMI Canada	(1.9)	—	—	—	—

International Operations net income	$55.0	$103.5	$105.5	(46.9)%	(1.9)%

The decrease in International Operations’ net income in 2007 compared to 2006 was primarily due to higher losses and LAE in Australia and Europe, and unrealized mark-to-market losses on PMI Europe’s CDS contracts accounted for as derivatives, partially offset by higher premiums earned and net investment income in Australia. The decrease in International Operations’ net income in 2006 compared to 2005 was primarily due to higher losses and LAE in PMI Australia, partially offset by increased premiums earned and net investment income in Australia and an increase in income from changes in the fair value of PMI Europe’s credit default swaps in 2006.

The changes in the average foreign currency exchange rates from 2006 to 2007 positively impacted International Operations’ net income by $5.3 million primarily due to the strengthening of the Australian dollar relative to the U.S. dollar. The change in the average foreign currency exchange rates from December 31, 2005 to December 31, 2006 negatively impacted our International Operations’ net income by $0.9 million primarily due to the weakening of the Australian dollar relative to the U.S. dollar. The average exchange rates between U.S. dollars and Hong Kong dollars did not fluctuate significantly in 2007 and 2006. The foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the local currency.

In 2007, we purchased Australian dollar and Euro foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar or the Euro. The options had an aggregate pre-tax cost of $1.3 million. International Operations’ net income for 2007 was reduced by $1.3 million pre-tax, related to these put options. In early 2008, we purchased Australian dollar foreign currency put options with an aggregate pre-tax cost of $1.1 million.

PMI Australia

The table below sets forth the financial results of PMI Australia for the years ended:

				Percentage Change/variance
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
	(USD in millions)
Net premiums written	$210.1	$184.0	$151.9	14.2%		21.1%

Premiums earned	$167.1	$145.4	$123.8	14.9%		17.4%
Net investment income	72.5	54.7	46.8	32.5%		16.9%
Net realized investment gains	0.2	2.4	0.2	(91.7)%		—
Other income (loss)	0.9	(0.5)	—	—		—

Total revenues	240.7	202.0	170.8	19.2%		18.3%

Losses and LAE	77.5	36.3	2.5	113.5%		—
Other underwriting and operating expenses	48.6	44.9	43.0	8.2%		4.4%

Total losses and expenses	126.1	81.2	45.5	55.3%		78.5%

Income before income taxes	114.6	120.8	125.3	(5.1)%		(3.6)%
Income taxes	34.6	36.3	36.8	(4.7)%		(1.4)%

Net income	$80.0	$84.5	$88.5	(5.3)%		(4.5)%

Loss ratio	46.4%	25.0%	2.0%	21.4	pps	23.0	pps
Expense ratio	23.1%	24.3%	28.3%	(1.2	) pps	(4.0	) pps

The average USD/AUD currency exchange rates were 0.8389 in 2007, 0.7535 in 2006, and 0.7621 in 2005. Changes in the average USD/AUD currency exchange rates positively impacted PMI Australia’s net income in 2007 by $8.1 million, and the change in the average USD/AUD currency exchange rates from 2005 to 2006 negatively impacted PMI Australia’s net income by $1.0 million in 2006. Net income from PMI Australia in 2007, 2006 and 2005 includes pre-tax foreign currency put option costs of $1.2 million, $1.2 million, and $1.6 million, respectively.

Premiums written and earned—PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation. The increases in PMI Australia’s premiums written and earned in 2007 compared to 2006 were driven by the continued strengthening of the Australian dollar relative to U.S. dollar, growth in its flow business and higher levels of premiums release due to growth in insurance in force. The increases in PMI Australia’s premiums written and earned in 2006 compared to 2005 were primarily due to NIW, the scheduled release of unearned premiums to earned associated with PMI Australia’s growth in insurance in force, and higher levels of policy cancellations in 2006.

Net investment income—The increase in net investment income in 2007 compared to 2006 was due to the growth of PMI Australia’s investment portfolio, a strengthening Australian dollar relative to the U.S. dollar and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, increased to $1.3 billion at December 31, 2007 from $1.1 billion at December 31, 2006. The increase in net investment income in 2006 compared to 2005 was due primarily to the growth of PMI Australia’s investment portfolio, including cash and cash equivalents, to $1.1 billion at December 31, 2006 compared to $877.2 million at December 31, 2005. The pre-tax book yield was 6.3% at December 31, 2007, 6.1% at December 31, 2006 and 5.9% at December 31, 2005. The increases in book yield in 2007 and 2006 were primarily due to higher interest rate environments.

Losses and LAE—PMI Australia’s losses and LAE and related claims data are shown in the following table:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(USD in millions, except average claim size)
Claims paid including LAE	$47.4	$15.5	$3.3	—	—
Change in net loss reserves	30.1	20.8	(0.8)	44.7%	—

Losses and LAE	$77.5	$36.3	$2.5	113.5%	—

Average claim size (USD in thousands)	65.4	51.4	35.1	27.2%	46.4%
Number of claims paid	725	302	93	140.1%	—

The increases in claims paid including LAE in 2007 and 2006 compared to their prior years were attributable to increases in interest rates in 2007 and 2006, and moderating home price appreciation and home price declines which in turn, caused PMI Australia’s claim rates and average claim sizes to increase. We increased PMI Australia’s net loss reserves in 2007 and 2006 by $30.1 million and $20.8 million, respectively, primarily due to increases in PMI Australia’s default inventory, higher claim rates and higher average claim sizes.

Default data is presented in the following table:

	As of December 31
	2007	2006	Percentage Change/Variance
Policies in force	1,051,853	1,055,057	(0.3)%
Loans in default	2,666	2,281	16.9%
Total default rate	0.25%	0.22%	0.03	pps
Flow default rate	0.34%	0.31%	0.03	pps
RMBS (residential mortgage-backed securities) default rate	0.13%	0.06%	0.07	pps

Underwriting and operating expenses—Underwriting and operating expenses increased in 2007 compared to 2006 primarily due to a stronger Australian dollar relative to the U.S. dollar and growth in the business. A decrease in profit sharing commissions due to increased loss ratios and a decrease in exchange commissions due to changes to PMI Australia’s reinsurance arrangements partially offset the expense increase. Underwriting and operating expenses in 2006 increased slightly compared to 2005 primarily due to higher compensation expenses.

NIW, insurance and risk in force—PMI Australia’s NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW for the years ended, insurance in force and risk in force as of, December 31 of the years presented:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(USD in millions)
Flow insurance written	$22,758	$20,426	$18,321	11.4%	11.5%
RMBS insurance written	14,743	20,012	10,671	(26.3)%	87.5%

Total NIW	$37,501	$40,438	$28,992	(7.3)%	39.5%

Insurance in force	$175,529	$148,765	$119,915	18.0%	24.1%
Risk in force	$161,404	$135,541	$108,751	19.1%	24.6%

Total NIW for 2007 decreased compared to 2006 primarily due to the successful execution of major RMBS transactions in 2006, partially offset by an increase in flow channel NIW and a strengthening of the Australian dollar relative to the U.S. dollar. We expect RMBS NIW to decrease in 2008 as a result of expected RMBS market declines and recent rating agency actions affecting PMI and PMI Australia. The increases in insurance in force and risk in force as of December 31, 2007 compared to December 31, 2006 were driven by continued business writings in excess of policy terminations and a stronger Australian dollar against the U.S. dollar. The increase in NIW generated by PMI Australia’s flow channel and RMBS channel in 2006 compared to 2005 was primarily due to higher demand for flow and RMBS-related insurance and to streamlined flow product offerings and new marketing initiatives in 2006.

PMI Europe

The following table sets forth the financial results of PMI Europe for the years ended:

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(USD in millions)
Net premiums written	$14.1	$11.0	$8.9	28.2%	23.6%

Premiums earned	$14.4	$16.2	$17.5	(11.1)%	(7.4)%
Realized gains from credit default swaps	2.5	7.4	2.4	(66.2)%	208.3%
Unrealized loss on credit default swaps	(16.9)	—	—	—	—

Net (loss) income from credit default swaps	(14.4)	7.4	2.4	—	208.3%
Net investment income	8.6	9.3	9.9	(7.5)%	(6.1)%
Net realized (losses) gains	(0.2)	1.1	(0.1)	(118.2)%	—
Other (loss) income	(0.1)	(0.1)	0.5	—	(120.0)%

Total revenues	8.3	33.9	30.2	(75.5)%	12.3%

Losses and LAE	26.8	3.2	1.9	—	68.4%
Other underwriting and operating expenses	17.5	12.3	13.2	42.3%	(6.8)%

Total losses and expenses	44.3	15.5	15.1	185.8%	2.6%

(Loss) income before taxes	(36.0)	18.4	15.1	—	21.9%
Income tax (benefit) expense	(2.6)	6.5	5.3	(140.0)%	22.6%

Net (loss) income	$(33.4)	$11.9	$9.8	—	21.4%

The average USD/Euro currency exchange rate was 1.3709 in 2007, 1.2566 in 2006 and 1.2444 in 2005. Changes in the average USD/Euro currency exchange rates from 2006 to 2007 negatively impacted PMI Europe’s financial results by $2.8 million in 2007. Changes in the average USD/Euro currency exchange rates from 2005 to 2006 favorably impacted PMI Europe’s net income by $0.1 million in 2006. Net income from PMI Europe in 2007 includes a $0.1 million pre-tax realized loss related to foreign currency put options, 2006 includes a $0.1 million pre-tax realized loss and 2005 includes a $0.4 million pre-tax realized gain related to foreign currency put options.

Premiums written and earned—Net premiums written increased in 2007 compared to 2006 primarily due to growth in primary NIW, particularly in Italy. The decreases in premiums earned in 2007 compared to 2006 and 2006 compared to 2005 were due primarily to decreases in premiums earned associated with the Royal & Sun Alliance (“R&SA”) insurance portfolio acquired in 2003. We recognize premiums associated with the acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As the portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to continue to decline.

Net (loss) income from credit default swaps—PMI Europe is currently a party to seventeen credit default swaps contracts that are classified as derivatives. We recorded an unrealized mark-to-market loss of $16.9 million on PMI Europe’s CDS derivative contracts in 2007 as a result of the significant widening of market spreads. Credit deterioration predominantly in the U.S. sub-prime market has impacted market spreads in international markets, including spreads on PMI Europe’s CDS portfolio which relates only to European prime mortgage risks. Continuing volatility of market spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these market spreads does not reflect the credit quality of PMI Europe’s European CDS portfolio and we do not expect that these spread-driven changes in fair value will have a significant impact on future estimated net cash flows. We believe that market conditions and capital constraints could limit PMI Europe’s opportunities to participate in CDS transactions in 2008. We recorded realized mark-to-market gains of $7.4 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively.

Net investment income—PMI Europe’s net investment income consists primarily of interest income from its investment portfolio including cash deposits, and gains and losses on foreign currency re-measurement. The pre-tax book yield was 4.5%, 4.3% and 4.5% for December 31 2007, 2006 and 2005, respectively. The decrease in net investment income in 2007 compared to 2006 was primarily due to foreign currency re-measurement, partially offset by an increase in PMI Europe’s investment portfolio, including cash and cash equivalents. Net investment income decreased in 2006 compared to 2005 primarily due to a decline in the average investment portfolio balance in 2006 caused by the payment of profit sharing obligations.

PMI Europe’s investment portfolio, including cash and cash equivalents, was $254.2 million as of December 31, 2007, $215.3 million as of December 31, 2006, and $216.3 million as of December 31, 2005. The increase in the investment portfolio, including cash and cash equivalents, in 2007 was primarily due to the strengthening of the Euro relative to the U.S. dollar, and the capital contribution from PMI of $8 million. The decrease in PMI Europe’s investment portfolio in 2006 was primarily driven by the payment of an accrued profit commission relating to the termination of future profit sharing obligations on the R&SA portfolio.

Losses and LAE—PMI Europe’s losses and LAE includes claim payments and changes in reserves during the applicable period with respect to mortgage insurance in force and credit default swaps accounted for as insurance. Claim payments (excluding payments for CDS accounted as derivatives) totaled $5.1 million in 2007 compared to $1.9 million in 2006, and $1.0 million in 2005. We increased PMI Europe’s loss reserves by $23.7 million in 2007 primarily due to a loss provision related to the deteriorating performance of a small number of U.S. exposures on which PMI Europe provided reinsurance coverage, and higher delinquencies associated with certain credit default swaps accounted for as insurance and PMI Europe’s Italian primary mortgage insurance portfolio. Losses and LAE increased in 2006 and 2005 primarily due to lower than expected cure rates and higher loss severities, offset in part by decreases in reserves associated with R&SA.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2007 compared to 2006 was primarily due to expenses related to our continuing expansion in Europe and also due to a strengthening of the Euro against the U.S. dollar. The slight decrease in underwriting and operating expenses in 2006 compared to 2005 was primarily due to a reduction in provisions for profit sharing obligations on the R&SA portfolio, partially offset by a growth in headcount.

Risk in force—PMI Europe’s risk in force increased to $9.4 billion as of December 31, 2007 from $3.9 billion at December 31, 2006 and $2.8 billion at December 31, 2005. The increase in 2007 compared to 2006 was primarily due to new credit default swaps written in 2007, increased primary insurance written and the strengthening of the Euro against the U.S. dollar. The increase in 2006 compared to 2005 was the result of new risk-remote credit default swaps written in 2006.

PMI Asia

The following table sets forth the financial results of PMI Asia:

				Percentage Change
	2007	2006 *	2005 *	2007 vs. 2006	2006 vs. 2005
	(USD in millions)
Net reinsurance premiums written	$9.5	$6.7	$18.4	41.8%	(63.6)%

Reinsurance premiums earned	$11.0	$10.9	$11.0	0.9%	(0.9)%
Net investment income	2.7	1.8	0.4	50.0%	—

Total revenues	13.7	12.7	11.4	7.9%	11.4%
Losses and LAE	—	0.4	(0.1)	—	—
Underwriting and operating expenses	2.0	1.2	0.4	66.7%	—

Total losses and expenses	2.0	1.6	0.3	25%	—

Income before taxes	11.7	11.1	11.1	5.4%	—
Income tax expense	1.4	4.0	3.9	(65.0)%	2.6%

Net income	$10.3	$7.1	$7.2	45.1%	(1.4)%

*	2006 comparative numbers include results of PMI’s Hong Kong Branch.

The average USD/HKD currency exchange rate was 0.1282 for 2007, 0.1287 for 2006, and 0.1286 for 2005. Changes in the average USD/HKD currency exchange rates from 2006 to 2007 and from 2005 to 2006 did not significantly impact PMI Asia’s net income.

Premiums written and earned—Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI’s Hong Kong branch. The increase in reinsurance premiums written and earned in 2007 compared to 2006 was primarily due to higher levels of mortgage origination activity in Hong Kong in 2007, partially offset by the increased retention of risk by PMI Asia’s leading customer.

Net investment income—Net investment income increased in 2007 and 2006 compared to their prior years primarily due to growth in PMI Asia’s investment portfolio as a result of the transfer of PMI’s Hong Kong investment portfolio to PMI Asia in 2006. PMI Asia had total cash and investments of $70.6 million and $62.4 million as of December 31, 2007 and 2006, respectively.

Income taxes—The transfer of PMI’s Hong Kong mortgage reinsurance portfolio to PMI Asia resulted in a $1.1 million tax charge in the second quarter of 2006. PMI Asia’s statutory tax rate has been 17.5% since the transfer. The income tax expense in 2007 was also positively affected by tax exempt income from tax exempt bonds purchased in 2007.

PMI Canada

PMI Canada began offering residential mortgage insurance products in 2007. In 2007, PMI Canada incurred $4.1 million in operating expenses and generated $2.2 million in net investment income (pre-tax). PMI Canada did not provide mortgage insurance coverage in 2007 and has written a limited amount of insurance to date in 2008.

Financial Guaranty

The following table sets forth the financial results of our Financial Guaranty segment. Other than equity in earnings/losses from unconsolidated subsidiaries, the results reflect the performance of PMI Guaranty for the years ended:

	2007	2006	2005	Percentage Change
				2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Net premiums written	$6.8	$1.6	$—	—	—

Premiums earned	$1.6	$—	$—	—	—
Net investment income	9.2	2.1	—	—	—
Net realized investment losses	(0.4)	—	—	—	—
Impairment of unconsolidated subsidiary	(38.5)	—	—	—	—

Total revenues	(28.1)	2.1	—	—	—
Losses and LAE	2.6	—	—	—	—
Amortization of deferred policy acquisition costs	1.0	—	—	—	—
Other underwriting and operating expenses	2.5	0.7	—	—	—
Interest expense	2.9	0.6	—	—	—

Total losses and expenses	9.0	1.3	—	—	—
(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(37.1)	0.8	—	—	—
Equity in (losses) earnings from unconsolidated subsidiaries:
FGIC	(763.3)	98.5	74.9	—	31.5%
RAM Re	4.5	8.7	4.8	(48.3)%	81.3%

Equity in (losses) earnings from unconsolidated subsidiaries	(758.8)	107.2	79.7	—	34.5%

(Loss) income before taxes	(795.9)	108.0	79.7	—	35.5%
Income tax (benefit) expense	(64.2)	10.7	7.5	—	42.7%

Net (loss) income	$(731.7)	$97.3	$72.2	—	34.8%

The net loss in 2007 was due to FGIC’s $1.9 billion of unrealized mark-to-market losses in 2007 related to derivative contracts issued by FGIC on mortgage-related collateralized debt obligations and loss reserve increases of $1.2 billion in 2007 as a result of credit deterioration of collateralized debt obligations comprised primarily of tranches of sub-prime RMBS and other CDOs, as well as direct exposure to RMBS. FGIC’s 2007 mark-to market losses and additions to loss reserves reflect the significant weakening of the U.S. residential mortgage, housing, credit and capital markets. The increase in equity in earnings from FGIC Corporation in 2006 compared to 2005 was primarily due to increases in premiums earned, release of loss reserves associated with Hurricane Katrina, and higher investment income, offset by higher interest expense.

The decrease in equity in earnings from RAM Re was due primarily to unrealized mark-to-market losses of $28.4 million on its credit derivative portfolio as a result of widening credit spreads partially offset by higher premiums earned and net investment income. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s fourth quarter results will be reflected in our consolidated financial results in the first quarter of 2008.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2007, we realized a $38.5 million other-than-temporary impairment charge related to RAM Re due to continuing deterioration of the credit market, rating agency actions and declines in RAM Re’s share price. We expect the carrying value of our investment in RAM Re to be further reduced in the first quarter of 2008 as a result of RAM Re’s losses and/or further impairment. We will continue to evaluate the investment for possible additional impairment in future periods.

The segment income tax benefit of $64.2 million reflects the reversal of previously accrued deferred tax liabilities and the establishment of a deferred tax asset attributable to our investment in FGIC and RAM Re. We established a valuation allowance of approximately $168.1 million against a $214.3 million deferred tax asset associated with our investment in FGIC and RAM Re. The deferred tax asset was created upon the recognition of losses from FGIC and RAM Re in excess of our tax basis with respect to FGIC and Ram Re. We did not record a full valuation against the deferred tax asset, as it is our expectation that some portion of the tax benefit may be realized. Additional tax benefits could be recognized in the future if we determine that additional realization of such tax benefits is more likely than not to occur. To the extent our current estimate of future tax benefits to be realized changes, our tax expenses could be affected positively or negatively.

PMI Guaranty began operations in the fourth quarter of 2006. PMI Guaranty’s net income of $3.1 million in 2007 was derived from investment income and earned premiums. We do not expect PMI Guaranty to be a significant source of income in 2008.

The table below shows FGIC’s financial results for the years ended:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Net premiums written	$347,361	$366,814	$381,054	(5.3)%	(3.7)%
Net premiums earned	305,285	266,457	224,569	14.6%	18.7%
Net investment income	157,970	139,748	118,802	13.0%	17.6%
Interest income—investment held by variable interest entity	41,691	35,893	—	16.2%	—
Net realized gains	962	336	104	186.3%	—
Realized gains on credit derivative contracts	624	1,843	—	(66.1)%	—
Net unrealized losses on credit derivative contracts	(1,937,160)	(1,336)	(167)	—	—
Other income	3,679	1,815	762	102.7%	138.2%

Total revenues	(1,426,949)	444,756	344,070	—	29.3%

Losses and LAE (reversals)	1,226,775	(8,700)	18,506	—	(147.0)%
Underwriting expenses	96,010	91,356	81,761	5.1%	11.7%
Policy acquisition costs deferred, net	(29,615)	(39,728)	(38,069)	(25.5)%	4.4%
Amortization of deferred policy acquisition costs	15,652	11,486	8,302	36.3%	38.4%
Interest expense and other operating expenses	27,741	26,204	26,460	5.9%	(1.0)%
Interest expense—debt held by variable interest entity	41,691	35,893	—	16.2%	—

Total expenses	1,378,254	116,511	96,960	—	20.2%

(Loss) income before income tax (benefit) expense	(2,805,203)	328,245	247,110	—	32.8%
Income tax (benefit) expense	(996,309)	80,401	56,644	—	41.9%

Net (loss) income	(1,808,894)	247,844	190,466	—	30.1%
Preferred stock dividends	(14,566)	(18,485)	(17,295)	(21.2)%	6.9%

Net (loss) income available to common shareholders	(1,823,460)	229,359	173,171	—	32.4%
The PMI Group’s ownership interest in common equity	42.0%	42.0%	42.0%	—	—

The PMI Group’s proportionate share of net (loss) income available to common stockholders	(765,499)	96,301	72,715	—	32.4%
The PMI Group’s proportionate share of management fees and other	2,209	2,209	2,209	—	—

Equity in (losses) earnings from FGIC	$(763,290)	$98,510	$74,924	—	31.5%

Premiums written and earned—Net premiums written decreased in 2007 compared to 2006 primarily due to the business mix in FGIC’s public finance sector and limited activity in structured finance, along with a decrease in business assumed from other insurers and an increase in business ceded to other insurers. Net premiums written decreased in 2006 compared to 2005 primarily due to a decrease in FGIC’s U.S. public finance premiums written and an increase in business ceded to other insurers, partially offset by growth in international finance and structured finance transactions. Net premiums earned increased in 2007 compared to 2006 due to installment revenues. Net premiums earned increased in 2006 compared to 2005 due primarily to growth in FGIC’s U.S. structured finance and international finance portfolios, offset by a decrease in premiums earned on refundings. FGIC recorded earned premiums from refundings of $43.7 million in 2007, compared to $41.8 million in 2006 and $54.8 million in 2005. A refunding occurs when an insured credit is called or legally defeased by the issuer prior to the stated maturity. When a credit insured by FGIC has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time.

Net investment income—Net investment income increased to $158.0 million in 2007 from $139.7 million in 2006 and $118.8 million in 2005 primarily due to the growth of FGIC’s investment portfolio. FGIC’s investment portfolio is comprised primarily of U.S. municipal bonds with an average rating of AA. The book yield of FGIC’s investment portfolio was 4.0% in 2007, 3.9% in 2006, and 3.8% in 2005.

Net unrealized losses—FGIC incurred net unrealized mark-to-market losses on derivative contracts of $1.9 billion in 2007 compared to $1.3 million in 2006. The 2007 unrealized mark-to-market losses were related to derivative contracts issued by FGIC in CDS form on CDOs, a portion of which are collateralized by asset-backed securities, including mortgage-backed securities. FGIC’s unrealized mark-to-market losses for the fourth quarter of 2007 of $1.7 billion consisted of approximately $750 million related to estimated credit impairments and $960 million related to the widening of credit spreads in the structured credit markets. The estimated credit impairment of $750 million represents FGIC management’s estimate of future claim payments on certain CDOs. FGIC did not pay claims related to asset-backed securities CDOs in 2007.

Losses and LAE—FGIC’s loss and loss adjustment expenses was $1.2 billion in 2007 compared to a benefit of $8.7 million for 2006. The increase in losses and LAE in 2007 was primarily related to the guarantees FGIC provided during 2006 and 2007 on CDOs of ABS (comprised to a large extent of tranches of RMBS as well as other CDOs) and RMBS transactions. The adverse results in both of these areas was due primarily to negative developments in the U.S. housing and mortgage markets, particularly with regard to sub-prime mortgages and second liens. Total reserves, net of reinsurance recoverables, were $1.3 billion at December 31, 2007 compared to $38.8 million as of December 31, 2006.

Underwriting expenses—Underwriting expenses increased in 2007 compared to 2006 primarily due additional consulting expenses related to reviews of stressed credits, increased rent expense and increased soft capital expenses due to changes in market conditions.

Deferred policy acquisition costs—The deferred policy acquisition cost asset was $107.9 million at December 31, 2007, $93.2 million at December 31, 2006 and $63.3 million at December 31, 2005. The amortization of deferred policy acquisition costs increased in 2007 to $15.7 million compared to $11.5 million and $8.3 million in 2006 and 2005, respectively, due to the increase in the deferred policy acquisition costs asset.

Income tax (benefit) expense—Equity in 2007 losses of FGIC include previously unrecognized tax benefits of FGIC of $12.2 million. The tax benefits were recognized in connection with the completion of an IRS examination of FGIC tax returns for 2003 and 2004.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	2007	2006	2005	Percentage Change
				2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)
Net investment income	$8.4	$21.5	$18.0	(60.9)%	19.4%
Net realized investment losses	(3.2)	(4.6)	(2.6)	(30.4)%	76.9%
Settlement gain on sale of unconsolidated subsidiary—SPS	12.7	—	—	—	—
Other income	14.4	13.5	18.0	6.7%	(25.0)%

Total revenues	32.3	30.4	33.4	6.3%	(9.0)%

Pension settlement charge	—	5.5	—	—	—
Share-based compensation expense	16.1	12.2	—	32.0%	—
Other operating expenses	63.1	76.0	68.6	(17.0)%	10.8%

Total other operating expenses	79.2	93.7	68.6	(15.5)%	36.6%
Interest expense	30.4	37.3	31.1	(18.5)%	19.9%

Total expenses	109.6	131.0	99.7	(16.3)%	31.4%
Loss before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(77.3)	(100.6)	(66.3)	(23.2)%	51.7%
Equity in earnings (losses) from unconsolidated subsidiaries	0.2	(0.2)	(0.7)	(200.0)%	(71.4)%

Net loss before income taxes	(77.1)	(100.8)	(67.0)	(23.5)%	50.4%
Income tax benefits	(29.3)	(29.4)	(23.1)	(0.3)%	27.3%

Net loss	$(47.8)	$(71.4)	$(43.9)	(33.1)%	62.6%

Net investment income—The decrease in net investment income in 2007 compared to 2006 was due to a decrease in the size of the investment portfolio as a result of repurchases of common shares and capital contributions to certain wholly-owned subsidiaries in 2007, and a decrease in book yield for Corporate and Other segment to 5.19% as of December 31, 2007 from 5.23% as of December 31, 2006, respectively. The increase in net investment income in 2006 compared to 2005 was a result of higher investment yields in 2006, partially offset by a decrease in the size of the investment portfolio in 2006 due to our repurchase of common shares and redemption of certain long-term capital instruments.

Settlement gain on sale of unconsolidated subsidiary—The settlement gain of $12.7 million was related to the favorable resolution of certain indemnifications associated with the sale of SPS in 2005. Net realized investment losses increased in 2006 compared to 2005 due primarily to the other-than-temporary impairment of investments that we no longer had the intent to hold until recovery in value.

Other income—Other income primarily includes contract underwriting revenue. In 2007, contract underwriting revenue was $13.1 million compared to $12.7 million in 2006. Other income decreased in 2006 compared to 2005 as a result of a decline in contract underwriting activity.

Share-based compensation expenses—The increases in share-based compensation in 2007 from 2006 were primarily due to our acceleration of out-of-the-money stock options in 2005 which reduced our share-based compensation expense in 2006. There were no share-based compensation expenses recorded in 2005 since we adopted SFAS 123R in 2006.

Other operating expenses—Other operating expenses decreased in 2007 compared to 2006 due to decreases in employee compensation costs and contract underwriting remedies. Operating expenses increased in 2006 compared to 2005 primarily due to increases in contract underwriting remedies as well as costs related to debt extinguishment.

Interest expense—Interest expense decreased in 2007 compared to 2006 due primarily to lower debt levels in 2007 compared to the corresponding period in 2006. Interest expense increased in 2006 compared to 2005 due primarily to higher average debt levels related to our capital initiatives in 2006, including interest on our $345 million bridge loan which was repaid in the fourth quarter of 2006.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $78.4 million at December 31, 2007 compared to $182.1 million at December 31, 2006. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations.

As a result of higher losses and LAE in 2007, higher projected losses in 2008 and growth in insurance in force, we will likely need to raise significant amounts of additional capital in 2008 to maintain The PMI Group’s and our insurance subsidiaries’ ratings. Although we do not yet know what form these capital raising activities will take, we expect to seek to raise additional capital through a variety of types of transactions, including, but not limited to, one or more debt or equity offerings. On an ongoing basis, we intend to explore other available alternatives to enhance our liquidity, including obtaining reinsurance for our insurance subsidiaries’ existing or future books of business, limiting the new insurance written by our insurance subsidiaries and/or the disposition of equity investments (which could include certain wholly-owned subsidiaries) or portions thereof. Given current market conditions generally and in our industry, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms or at all.

U.S. Mortgage Insurance Operations Liquidity—The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group, and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. PMI received an $18.3 million dividend from CMG MI in June 2007. Due to the factors described above, we anticipate that PMI Mortgage Insurance Co. will likely require significant additional capital in 2008.

International Operations and Financial Guaranty Liquidity—The principal uses of these segments’ liquidity are the payment of operating expenses, claim payments, taxes, and growth of its investment portfolio. The principal sources of these segments’ liquidity are written premiums, investment maturities and net investment income. To the extent PMI experiences a downgrade in ratings, we expect that the ratings of our international mortgage insurance subsidiaries (PMI Australia, PMI Europe and PMI Canada), as well as PMI Guaranty, could be negatively affected, largely as a result of capital support agreements between PMI and those subsidiaries, as well as guarantees of those agreements by The PMI Group. If this were to occur, those subsidiaries’ ability to compete and their financial condition, including liquidity position, could be negatively affected. In addition, we have in the past dedicated increasing amounts of capital resources to expand our International Operations. Capital constraints described above may prevent us from continuing to expend such resources, which in turn may limit our international subsidiaries’ abilities to engage in capital intensive transactions in 2008 and thereafter. In addition, in the case of PMI Australia, higher losses, declines in its investment portfolio and/or adjustments by APRA to PMI Australia’s minimum capital requirements could cause PMI Australia to fall below APRA capital requirements.

Credit Facility

We have reached an agreement to amend our existing revolving credit facility. The effectiveness of the amendment is subject to certain conditions, which we expect to be satisfied shortly. The amendment to the credit facility reduces the amount available under the facility from $400 million to $300 million, subject to additional reductions in the event of certain asset sales or equity or debt issuances, with the maximum amount by which the facility can be reduced equal to $150 million. The facility includes a $50 million letter of credit sub-limit.

There are no amounts outstanding related to the facility. There were three outstanding letters of credit totaling approximately $2 million as of December 31, 2007. Under the amendment to the facility, our ability to borrow under the facility is subject to a number of conditions, including that the stock of PMI have been pledged in favor of the lenders under the facility, in form and substance satisfactory to the administrative agent and a majority in interest of the lenders in their sole and absolute discretion. In addition, dispositions of assets outside the ordinary course of business are prohibited pursuant to the amendment until the pledge is implemented, with certain limited exceptions. The terms of the pledge agreement have not been agreed to and there is no assurance that we will be able to enter into a mutually agreeable pledge agreement. We expect to require additional funds in 2008, and if we were unable to borrow under the facility or were delayed in doing so, our operating flexibility would be harmed. We are dependent on the facility as a source of liquidity, and may not be able to find alternate forms of capital on favorable terms or at all.

The amendment contains changes and additions to the existing financial covenants. The amendment reduces the requirement for our Adjusted Consolidated Net Worth (as defined in the facility) from $2.19 billion to $1.5 billion. In addition, under the amended facility, mark-to-market unrealized losses and gains on swap contracts with respect to PMI Europe, FGIC and RAM Re are excluded from the calculation of Adjusted Consolidated Net Worth and accumulated other comprehensive income is included. The amended facility contains a risk-to-capital ratio requirement of 20 to 1 with respect to PMI and a maximum total debt to total capitalization percentage requirement of 35%.

The amended facility also contains additional covenants and restrictions. Among these are restrictions on asset dispositions and investments. While we are permitted under the amended facility to make additional investments in PMI and its subsidiaries, our ability to invest in our reinsurance subsidiaries is subject to dollar limitations, unless and until we pledge the stock of those subsidiaries. The amended facility does not permit us to make additional investments in PMI Guaranty (other than pursuant to existing support arrangements), FGIC or RAM Re. The amended facility also restricts our ability to pay dividends or make other distributions with respect to our capital stock or to repurchase our shares. Under the amended facility, so long as no default or event of default is continuing, we may pay dividends to our common stock holders in an amount not to exceed an aggregate of $0.05 per share or $10 million in each fiscal year.

The amended facility includes additional events of default, including PMI failing to maintain GSE eligibility, failing to maintain a financial strength rating of at least Baa from Moody’s and failing to maintain a financial strength rating of at least BBB from Standard & Poor’s, or our material insurance subsidiaries (as defined in the facility) being subject to certain regulatory actions or restrictions by their respective primary insurance regulators that are not cured within specified periods of time. Upon an event of default, we could have to repay all outstanding indebtedness and would be unable to draw on the facility, and the lenders would have the right to terminate their loan commitments under the facility.

Common Share Repurchases

In March 2007, the Company repurchased 325,000 common shares for $14.2 million under a $400 million common share repurchase program authorized by the Board of Directors in July 2006. In February 2007, our Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. Pursuant to this program, in June 2007, we repurchased 468,500 common shares for $22.7 million, or $48.48 per common share. In July 2007, our Board of Directors increased the $150 million repurchase authorization to $300 million. From July 1, 2007 through September 30, 2007, we repurchased 5,454,381 common shares for $178.0 million, or $32.64 per common share. While approximately $100 million remains on the $300 million repurchase authorization, we did not repurchase any common shares in the fourth quarter of 2007. In light of our current financial condition as well as the anticipated terms of any new credit facility, we do not expect to repurchase additional common shares under our common share repurchase program in the foreseeable future.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group in the form of a return of capital. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. In 2007, PMI paid $165 million in dividends to The PMI Group. As of December 31, 2007, there was $185 million of remaining approved dividends.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Corporation. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of December 31, 2007, PMI’s risk-to-capital ratio was 10.8 to 1 compared to 8.1 to 1 at December 31, 2006 and 8.2 to 1 at December 31, 2005.

In addition to its consolidated subsidiaries, The PMI Group may in the future derive funds from its unconsolidated equity investments, including its investment in FGIC Corporation. FGIC Corporation’s ability to pay dividends is subject to restrictions contained in applicable state insurance laws and regulations, FGIC Corporation’s certificate of incorporation, a stockholders agreement between The PMI Group and other investors in FGIC Corporation, and covenants included in its 6.0% senior notes. As a result of FGIC Corporation’s deteriorating financial performance, we do not expect FGIC Corporation to be in a position to pay dividends for the foreseeable future.

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, capital lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $6.7 million of additional equity in certain limited partnership investments.

Cash payments related to our reserves for losses and LAE as of December 31, 2007 shown below are based upon management’s best estimate from historical experience as well as current economic conditions. These estimates could vary significantly based on, among other things, changes to claim rates and claim sizes. Minimum rental payments under non-cancelable capital and operating leases are provided in the table below.

	Less Than 1 Year	1-3 Years	3-5 Years	5 Years or more	Total
	(Dollars in thousands)
Reserves for losses and LAE	$827,232	$385,750	$25,735	$3,882	$1,242,599
Long-term debt obligations(1)	76,730	58,448	58,448	812,254	1,005,880
Operating lease obligations	5,328	9,114	5,979	1,518	21,939
Capital lease obligations(2)	642	803	—	—	1,445
Purchase obligations	5,465	4,483	120	—	10,068

Total	$915,397	$458,598	$90,282	$817,654	$2,281,931

(1)	Includes $496,593 million of principal debt and $509,287 million of scheduled interest.
(2)	Includes amounts representing interest of $0.1 million.

Off-Balance Sheet Arrangements

Under certain circumstances, when we make an underwriting error in the course of providing contract underwriting services to a customer, we issue to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error is discovered and is usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for certain costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2007, we estimate that the total principal balance of indemnified loans was between approximately $38 million and $44 million. We believe a number of factors will cause our contingent liability with respect to these indemnifications to be significantly lower than this amount. These factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a small portion of the indemnified loans to default; (iii) loans in default may not cause our customers to incur losses due to home appreciation; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire. In 2007, we paid customers $0.2 million pursuant to loan indemnifications compared to $0.6 million in 2006. These amounts are included in our expenses associated with contract underwriting remedies.

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

Certain of PMI Europe’s credit default swap contracts and excess-of-loss reinsurance agreements contain collateral review provisions which, upon certain circumstances, require PMI Europe to pledge collateral for the benefit of the counterparty. The amount of the required pledged collateral varies, but generally is limited to the amount of loss reserves established. PMI Europe has pledged collateral of $4.2 million with respect to one credit default swap transaction. A downgrade of PMI Europe could require PMI Europe to pledge additional collateral. Certain of PMI Europe’s credit default swap contracts contain termination rights which, upon a downgrade of PMI Europe to a specified rating, allow the counterparty to terminate the credit default swap or reinsurance agreement and, in some cases, require PMI Europe to pay the counterparty applicable loss reserves and unearned premium reserves.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	2007	2006	2005
	(Dollars in thousands)
Fixed income securities	$172,453	$151,608	$151,513
Equity securities	22,526	14,325	9,274
Short-term investments	22,458	32,332	21,397

Investment income before expenses	217,437	198,265	182,184
Investment expenses	(3,435)	(2,964)	(2,721)

Net investment income	$214,002	$195,301	$179,463

Net investment income increased in 2007 compared to 2006 primarily due to growth in PMI Australia’s investment portfolio and a stronger Australian dollar relative to U.S. dollar. Our consolidated pre-tax book yield was 5.45% at December 31, 2007 and 2006. Net investment income increased in 2006 compared to 2005 primarily due to growth in our Australian investment portfolio, combined with an increase in our consolidated book yield.

Realized Investment Gains and Losses

Realized investment gains and losses on investments are composed of:

	2007	2006	2005
	(Dollars in thousands)
Fixed income securities:
Gross gains	$2,290	$6,102	$857
Gross losses	(1,110)	(4,274)	(1,446)

Net gains (losses)	1,180	1,828	(589)
Equity securities:
Gross gains	14,982	6,835	6,707
Gross losses	(14,988)	(2,822)	(1,952)

Net (losses) gains	(6)	4,013	4,755
Short-term investments:
Gross losses	(129)	(3,085)	(17)

Net losses	(129)	(3,085)	(17)
Investment in unconsolidated subsidiaries:
Settlement gain on unconsolidated subsidiary	12,670	—	—
Impairment of unconsolidated subsidiary	(38,499)	—	(2,099)

Net realized investment (losses) gains	$(24,784)	$2,756	$2,050

The net realized investment losses in 2007 were due primarily to an other-than-temporary impairment of the investment in RAM Re of $38.5 million, partially offset by a $12.7 million settlement gain related to SPS. We realized the impairment in RAM Re due to continuing deterioration of the credit market, rating agency actions and declines in RAM Re’s share price. We expect the carrying value of our investment in RAM Re to be further reduced in the first quarter of 2008 as a result of RAM Re’s losses and/or further impairment by us of our investment. We will continue to evaluate the investment for possible additional impairment in future periods. Net realized gains after income taxes decreased in 2006 compared with 2005 primarily due to impairment charges of $2.8 million on short-term investments in 2006.

Unrealized Investment Gains and Losses

The changes in net unrealized gains, net of deferred taxes, consist of:

	2007	2006	2005
	(Dollars in thousands)
Fixed income securities	$(48,358)	$(24,601)	$(8,531)
Equity securities	(26,543)	11,686	1,290
Investments in unconsolidated subsidiaries	12,973	8,001	(15,044)
Short-term investments	(9)	2,074	(898)

Changes in unrealized investment gains, net of deferred taxes	$(61,937)	$(2,840)	$(23,183)

The changes in unrealized gains in 2007, 2006 and 2005 were due primarily to changes in interest rates that caused market value fluctuations relative to our consolidated fixed income portfolio. In 2007, the changes in interest rates and to some extent widening credit spreads contributed to the changes in unrealized gains on our preferred stock in our equity portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our consolidated investment portfolio and of our unconsolidated equity investments to be affected.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of December 31, 2007 and 2006. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” consist of the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. Municipal bonds	$1,521,367	$—	$167,915	$13,542	$1,702,824
Foreign governments	—	640,970	—	—	640,970
Corporate bonds	675	873,228	—	36,790	910,693
U.S. government and agencies	7,511	—	—	974	8,485
Mortgage-backed securities	2,053	—	—	1,668	3,721

Total fixed income securities	1,531,606	1,514,198	167,915	52,974	3,266,693

Equity securities:
Common stocks	116,005	42,689	—	1,242	159,936
Preferred stocks	277,165	—	22,465	—	299,630

Total equity securities	393,170	42,689	22,465	1,242	459,566
Short-term investments	951	641	—	1,300	2,892

Total investments	$1,925,727	$1,557,528	$190,380	$55,516	$3,729,151

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2006
Fixed income securities:
U.S. Municipal bonds	$1,547,548	$—	$77,803	$13,599	$1,638,950
Foreign governments	—	499,844	—	—	499,844
Corporate bonds	5,220	629,736	—	39,253	674,209
U.S. government and agencies	8,021	—	—	1,082	9,103
Mortgage-backed securities	2,546	—	—	2,201	4,747

Total fixed income securities	1,563,335	1,129,580	77,803	56,135	2,826,853

Equity securities:
Common stocks	127,825	34,438	—	—	162,263
Preferred stocks	232,736	—	16,025	—	248,761

Total equity securities	360,561	34,438	16,025	0	411,024
Short-term investments	929	3,952	—	1,300	6,181

Total investments	$1,924,825	$1,167,970	$93,828	$57,435	$3,244,058

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At December 31, 2007, the fair value of these securities in our consolidated investment portfolio increased to $3.7 billion as of December 31, 2007 from $3.2 billion as of December 31, 2006. The increase was due primarily to growth in PMI Australia’s investment portfolio and increases in foreign currency translation rates.

In 2007, PMI obtained authorization to pay a dividend of $200 million to its parent, The PMI Group. This was in addition to a remaining unpaid but authorized dividend of $150 million. PMI paid $165 million of the dividends to The PMI Group in 2007, and has $185 million remaining of unpaid but approved dividends. Due to the dividends paid in 2006 and 2007, the average size of PMI’s investment portfolio and corresponding investment income for U.S. Mortgage Insurance Operations may be reduced in 2008 to the extent capital is not contributed to PMI.

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

As of December 31, 2007, 6.2% of our U.S. investment portfolio (which consists of the investment portfolio in our U.S. Mortgage Insurance Operations segment, Corporate and Other segment and PMI Guaranty) consists of FGIC-insured non-refunded municipal bonds. As a result of our investment in FGIC, we have amended our investment policy to provide that no more than 15% of our U.S. investment portfolio consists of FGIC-insured non-refunded municipal bonds.

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of December 31, 2007.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	68.9%	59.7%	74.2%	57.5%	65.0%
AA	17.2%	24.3%	16.7%	23.0%	20.3%
A	11.3%	12.1%	8.1%	15.5%	11.6%
BBB	2.6%	3.5%	1.0%	4.0%	2.9%
Below investment grade	—	0.4%	—	—	0.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the pre-tax book yield of our consolidated investment portfolio by segment as of December 31, 2007, 2006 and 2005.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
2007	5.22%	5.87%	4.50%	5.19%	5.45%
2006	5.34%	5.72%	4.82%	5.23%	5.45%
2005	5.21%	5.59%	—	4.33%	5.18%

The decrease in the pre-tax book yield of U.S. Mortgage Insurance Operations, Financial Guaranty and Corporate and Other in 2007 was due to interest rate decreases during the year. The increase in pre-tax book yield of International Operations in 2007 was primarily due to the rising interest rates in Australia.

Debt and Equity Financing

As of December 31, 2007, our consolidated shareholders’ equity was $2.5 billion. The carrying value of our long-term debt outstanding issued by The PMI Group at December 31 was as follows:

	2007	2006
	(Dollars in thousands)
6.000% Senior Notes, due 2016	$250,000	$250,000
6.625% Senior Notes, due 2036	150,000	150,000
5.568% Senior Notes, due November 15, 2008(1)	45,000	45,000
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$496,593	$496,593

(1)	Prior to August 10, 2006, the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2007, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $8.2 million (pre-tax).

5.568% Senior Notes—In August 2006, the Company completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which are referred to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe, PMI Guaranty, and PMI Canada that could require PMI to make additional capital contributions to those subsidiaries. The PMI Group guarantees the performance of PMI’s capital support obligations to PMI Australia, PMI Europe, and PMI Guaranty. The capital support agreement and corresponding guarantee for PMI Guaranty, and the capital support agreement for PMI Canada, are limited to $650 million and $300 million, respectively. In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG

MI’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. However, as described above, we expect that we will need to raise significant additional capital in 2008 as the result of rating agency capital requirements to maintain our and our insurance subsidiaries’ ratings.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $558.6 million in 2007 compared to $359.6 million in 2006 and $428.0 in 2005. Cash flows from operations increased primarily due to increases in premiums written. The significant losses at FGIC were recorded as equity in losses from an unconsolidated subsidiary which represent non-cash losses. Further the losses experienced at PMI were principally due to increases in loss reserves versus the payment of claims. Accordingly, the cash flows from operations were not negatively affected by losses at FGIC and PMI. We expect cash flows from operating activities to be negatively affected in 2008 due to payment of claims from losses recorded by PMI in 2007.

Consolidated cash flows used in investing activities in 2007, including purchases and sales of investments and capital expenditures, were $461.8 million compared to consolidated cash flow provided by investing activities of $10.8 million in 2006 and $95.5 million in 2005. The increase in cash flows used in investing activities in 2007 compared to 2006 was due primarily to decreased proceeds from sales and maturities of fixed income securities and increased purchases of fixed income securities. The decrease in cash flows provided by investing activities in 2006 compared to 2005 was due primarily to increased purchases of fixed income and equity securities offset by increased proceeds from the sale of fixed income securities.

Consolidated cash flows used in financing activities, including purchases of common shares and dividends paid to shareholders, were $197.0 million in 2007 compared to $497.3 million in 2006 and $236.5 in 2005. The difference was primarily due to proceeds from the issuance of long term debt in 2006 and decreases in treasury stock purchases.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries:

Insurer Financial Strength Ratings (as of March 14, 2008)
	Standard & Poor’s	Fitch	Moody’s	DBRS
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	AA	AA	Aa2	AA
PMI Insurance Co.	AA	AA	Aa2	—
PMI Australia	AA	AA	Aa2	—
PMI Canada	—	—	—	AA
PMI Europe	AA	AA	Aa3	—
PMI Guaranty	AA	AA	Aa3	—
CMG MI	AA-	AA	—	—
FGIC	A	AA	A3	—
RAM Re	AAA	—	Aa3	—
Senior Unsecured Debt
The PMI Group	A	A	A1	—
Capital Securities
PMI Capital I	BBB+	A-	A2	—

Recent Developments Relating to Mortgage Insurance Companies and PMI Guaranty Ratings

In October 2007, Standard & Poor’s placed its “AA” counterparty credit and financial strength ratings on PMI Mortgage Insurance Co., PMI Guaranty, PMI Europe and PMI Australia and its “AA” financial strength rating on PMI Insurance Co. on CreditWatch with negative implications. At the same time, Standard & Poor’s placed its “A” counterparty credit rating on The PMI Group on CreditWatch with negative implications. In taking these actions, Standard & Poor’s indicated that these ratings would likely be removed from CreditWatch and affirmed with a negative or stable outlook if Standard & Poor’s concluded that PMI’s near-term operating performance was not significantly different than its peers and that the group was unlikely to report an underwriting loss in 2009. Standard & Poor’s also indicated that the rating could be lowered by one notch if Standard & Poor’s believed PMI’s operating performance compared unfavorably to its peers in the next two years or that the group was likely to report an underwriting loss for 2009.

In October 2007, Fitch downgraded its debt ratings of The PMI Group to “A” from “A+”, and the debt ratings of PMI Capital I to “A-” from “A”. Fitch affirmed its “AA” insurer financial strength ratings of PMI Mortgage Insurance Co., PMI Insurance Co., PMI Australia, PMI Europe and PMI Guaranty Co. Fitch also revised the Rating Outlook on all ratings to Negative from Stable. Also, in October, Fitch affirmed its “AA” insurer financial rating for CMG MI with a Rating Outlook of Stable.

The above actions followed the announcement of our net loss in the third quarter of 2007. Fitch indicated that the downgrade of debt ratings reflected a normalization of the notching between the operating company’s insurer financial strength rating and the holding company’s senior debt ratings to three notches and that the Rating Outlook revision to Negative for PMI Guaranty Co., PMI Insurance Co., PMI Europe, and PMI Australia was exclusively related to the Rating Outlook of and the capital support provided by PMI Mortgage Insurance Co. through capital support and related agreements to these entities.

In November 2007, Standard & Poor’s removed from CreditWatch with negative implications its “A” counterparty credit rating on PMI Group Inc., its “AA” counterparty credit and financial strength ratings on PMI Mortgage Insurance Co., PMI Guaranty, PMI Europe and PMI Australia, and its “AA” financial strength rating on PMI Insurance Co. At the same time, Standard & Poor’s affirmed its ratings on all the companies with a negative outlook.

On January 31, 2008, Moody’s placed its “Aa2” insurer financial strength ratings on PMI Mortgage Insurance Co., and PMI Australia and its “Aa3” insurer financial strength ratings on PMI Europe and PMI Guaranty on review for possible downgrades. Moody’s noted that these actions reflected its view that increased losses are likely to have a meaningful impact on PMI’s US mortgage insurance portfolio and that, because the international franchises and PMI Guaranty benefit from capital support provided by PMI U.S. and The PMI Group, a downgrade of PMI’s U.S. operations would have negative implications for the ratings of our international subsidiaries.

On February 13, 2008, Standard & Poor’s placed their ratings of PMI Mortgage Insurance Co., PMI Australia, PMI Europe, and PMI Guaranty on CreditWatch with negative implications and noted that these actions were the result of a reassessment of Standard & Poor’s expectations for the mortgage insurance industry.

On February 25, 2008, Fitch placed its “AA” insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co., PMI Australia, PMI Europe and PMI Guaranty Co., as well as the long-term issuer ratings of The PMI Group, Inc. and PMI Capital I on Rating Watch Negative. In taking these rating actions, Fitch indicated that it had updated its view on ultimate loss expectations and their impact on PMI Mortgage Insurance Co.’s capital position, particularly with respect to the company’s large exposure to Alt-A, interest-only and high LTV loans. Fitch indicated that it believes PMI Mortgage Insurance Co. currently has a capital shortfall at the “AA” rating level, and that its current assessment of PMI Mortgage Insurance Co. incorporates a view that The PMI Group, Inc. maintains additional financial flexibility through unutilized capital available at several affiliates. In addition, Fitch expressed its concern on the potential for further negative pressure on the earnings of The PMI Group, Inc. related to investments in financial guaranty insurers FGIC Corporation and RAM Holdings Ltd.

Also on February 25, 2008, Fitch affirmed the ‘AA’ insurer financial strength rating of CMG MI and revised the Rating Outlook from Stable to Negative. In its report Fitch stated that weakness experienced at PMI is tending to be a negative impact on CMG MI, at least over the near-to-intermediate term.

Fitch indicated that it expects PMI Mortgage Insurance Co. to engage in a capital enhancement plan to bolster the company’s financial position over the next several months, and that failure to execute upon a plan could result in the potential downgrade of PMI Mortgage Insurance Co.’s insurer financial strength rating by up to two notches in the near-term. Fitch also indicated that the stringent capital standards required by the Australian regulatory authorities substantially isolate PMI Australia from the capital adequacy concerns related to its parent. Consequently, Fitch indicated, any downgrade of PMI Australia would be limited to one notch.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses and the perceived need for additional capital. There can be no assurance that our wholly-owned insurance subsidiaries will not be downgraded or need additional capital in order to maintain their ratings. Indeed, we anticipate that PMI will likely require additional capital in 2008 to maintain a rating within the “double-A” category. As discussed above, there can be no assurance that we will be able to raise any additional capital in the future and, to the extent that we are unable to timely raise sufficient capital in relation to increased capital needs, our wholly-owned insurance subsidiaries’ ratings could be lowered.

A ratings downgrade, or the announcement of a potential downgrade or other concern relating to the financial strength of our wholly-owned insurance subsidiaries could have a material adverse effect on our business prospects, our ability to compete, our holding company debt ratings, the ratings or performance of our other insurance subsidiaries (who may receive capital support from the downgraded subsidiary), or the ratings of CMG MI. Any of these events would harm our consolidated financial condition, results of operations and cash flows. See Item 1A. Risk Factors—A downgrade of the financial strength ratings of our wholly-owned insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Recent Developments Relating to FGIC Ratings

On January 30, 2008, Fitch downgraded its rating on FGIC from “AAA” to “AA” and placed FGIC on CreditWatch Negative. In announcing its downgrade of FGIC, Fitch stated that it believed that FGIC’s capital deficiency totaled approximately $1.3 billion and that the downgrade was based on FGIC having not yet raised new capital, or having executed other risk mitigation measures, to meet capital guidelines within a timeframe consistent with Fitch’s expectations. Fitch also stated that the downgrade and continuation of the Negative Rating Watch reflected the significant uncertainty with respect to the company’s franchise, business model and strategic direction; uncertain capital markets; the company’s future capital strategy; ultimate loss levels in its insured portfolio; and the challenges in the financial guaranty market overall.

On January 31, 2008, Standard & Poor’s downgraded its insurer financial strength rating on FGIC from “AAA” to “AA”. Standard & Poor’s also placed its rating of FGIC on CreditWatch with developing implications. In announcing the downgrade, Standard & Poor’s stated that the downgrade reflected execution and timing risk with respect to FGIC’s capital plan and the fact that the capital plan did “not fully address projected losses.”

On February 14, 2008, Moody’s downgraded its insurer financial strength rating on FGIC from “Aaa” to “A3” and maintained the rating on review for possible further downgrade. Moody’s noted that its ratings action reflected FGIC’s meaningfully weakened capitalization and business profile resulting, in part, from its exposures to the U.S. residential mortgage market. Moody’s stated that it estimated that FGIC would require capitalization of approximately $9 billion to cover stress-case losses at the “Aaa” target level and that it estimated FGIC’s claims paying resources to be approximately $5 billion.

On February 25, 2008, Standard & Poor’s downgraded its insurer financial strength rating on FGIC from “AA” to “A”. Standard & Poor’s also placed its rating of FGIC on CreditWatch with developing implications. In announcing the downgrade, Standard & Poor’s stated that the downgrade reflect its current assessment of potential losses, which is now higher than previous estimates.

Recent Developments Relating to RAM Re Ratings

On March 7, 2008, Moody’s affirmed its “Aa3” insurer financial strength rating of RAM Re with a negative outlook. Moody’s also confirmed its “Baa1” rating on the preference shares issued by the holding company, RAM Holdings Ltd., and a related financing trust with a negative outlook. Moody’s indicated this reflects the uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposure, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business.

On February 14, 2008, Standard & Poor’s placed its “AAA” financial strength ratings on RAM Re, on CreditWatch Negative. Standard & Poor’s indicated that this action reflected their view of a shortfall in RAM Re’s capital position relative to projected sub-prime-related losses and the need for the company to demonstrate improved financial metrics.

In response to the rating agencies’ actions, RAM Re has stated that it is pursuing a number of alternatives to improve its capital position, including obtaining reinsurance for selected policies and slowing its growth. RAM Re stated that it did not intend to raise new capital at the present time due to current market conditions. RAM Re further stated that its strategy remains subject to change, and there can be no assurance that RAM Re will be successful in improving its capital position or in restoring its ratings in the event of a downgrade. See Item 1A. Risk Factors—Recent downgrades relating to FGIC and the placing of RAM Re on negative credit watch have adversely affected our financial condition and results of operations. Additional adverse rating agency actions with respect to FGIC or RAM Re could further harm our financial condition and results of operations.

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

Reserves for Losses and LAE

We establish reserves for losses and LAE to recognize the liability of unpaid losses related to insured mortgages that are in default. We do not rely on a single estimate to determine our loss and LAE reserves. To ensure the reasonableness of our ultimate estimates, we develop scenarios using generally recognized actuarial projection methodologies that result in various possible losses and LAE. Our best estimate as of December 31, 2007 with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range.

Changes in loss reserves can materially affect our consolidated net income. The process of estimating loss reserves requires us to forecast the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimates. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of reinsurance recoverables) as of December 31, 2007 and December 31, 2006 on a segment and consolidated basis:

	As of December 31, 2007			As of December 31, 2006
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$933.8	$1,348.7	$1,133.1	$330.5	$411.8	$366.2
International Operations	74.6	152.8	106.9	39.4	64.1	48.5
PMI Guaranty (1)	2.6	2.6	2.6	—	—	—

Consolidated loss and LAE reserves	$1,011.0	$1,504.1	$1,242.6	$369.9	$475.9	$414.7

(1)	PMI Guaranty does not prepare an actuarial range.

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payments, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions. We established PMI’s reserves at December 31, 2007 at a level approximately the midpoint of the actuarial range based on, among other reasons, our evaluation of PMI’s estimated future claim rates and average claim sizes.

Our increases to the reserve balance in 2007 were primarily due to PMI’s higher default inventory, and higher expected claim rates and claim sizes on reported delinquencies. Continuing deterioration of the U.S. housing and mortgage markets caused PMI’s Loss and LAE and default inventory to increase significantly in 2007. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim sizes has been driven by high loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in millions)
Balance at January 1	$366.2	$345.5	$338.6
Reinsurance recoverables	(2.9)	(2.5)	(2.4)

Net balance at January 1	363.3	343.0	336.2
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	894.4	260.8	247.0
Prior years	201.7	2.2	6.3

Total incurred	1,096.1	263.0	253.3
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(43.6)	(22.1)	(19.6)
Prior years	(318.6)	(220.6)	(226.9)

Total payments	(362.2)	(242.7)	(246.5)

Net balance at December 31	1,097.2	363.3	343.0
Reinsurance recoverables	35.9	2.9	2.5

Balance at December 31	$1,133.1	$366.2	$345.5

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $362.2 million, $242.7 million, and $246.5 million for the periods ended 2007, 2006 and 2005, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total incurred of $1.1 billion, $263.0 million, and $253.3 million for the years ended 2007, 2006 and 2005 respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to incurred related to prior years of $201.7 million, $2.2 million, and $6.3 million for the years ended 2007, 2006 and 2005 respectively. The table below breaks down the 2007, 2006 and 2005 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Changes in Incurred
Accident Year (year in which default is reported)	2007	2006	2005	2004	2007 vs. 2006	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
2000 and prior	—	—	—	—	$0.2	$(0.2)	$—
2001	186.0	185.3	184.8	184.1	0.7	0.5	0.7
2002	225.1	221.7	220.2	213.4	3.4	1.5	6.8
2003	226.7	220.2	217.6	204.4	6.5	2.6	13.2
2004	241.3	229.1	224.7	239.1	12.2	4.4	(14.4)
2005	270.6	240.4	247.0	—	30.2	(6.6)	—
2006	409.3	260.8	—	—	148.5	—	—

Total					$201.7	$2.2	$6.3

The $201.7 million, $2.2 million and $6.3 million increases, in 2007, 2006 and 2005 related to prior years, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. The $201.7 million increase in prior years’ reserves during 2007 reflected the significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. The $2.2 million increase in prior years’ reserves during 2006 was driven by higher than estimated claim sizes on pending delinquencies, partially offset by a reduction in the incurred but not reported estimate. The $6.3 million increase in prior years’ reserves during 2005 was due primarily to an increase in the primary and pool claim rates, partially offset by a reduction in the incurred but not reported estimate. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Primary insurance	$1,054,326	$332,900
Pool insurance	78,754	33,282

Total reserves for losses and LAE	$1,133,080	$366,182

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or IBNR, and the cost to settle claims, or LAE:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Loans in default	$1,062,150	$319,074
IBNR	45,453	33,300
Cost to settle claims (LAE)	25,477	13,808

Total reserves for losses and LAE	$1,133,080	$366,182

To provide a measure of sensitivity on pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the December 31, 2007 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $53.1 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of December 31, 2007, the effect on pre-tax income would be approximately $2.3 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of December 31, 2007, the effect on pre-tax income would be approximately $1.3 million.

Our best estimate as of December 31, 2007 with respect to our consolidated loss and LAE reserves was approximately the midpoint of the actuarially determined range. If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase up to approximately 20% compared to our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease up to approximately 20% of our current estimates, we would reach the bottom end of our actuarially determined range.

The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of claim payments may vary substantially from the loss reserve estimates. For example, the relationship of a change in assumption relating to future average claim sizes, claim rates or cost of claims settlement to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the loss and LAE reserves is calculated without changing any other assumption. Changes in one factor may result in changes in another which might magnify or counteract the sensitivities. Changes in factors such as persistency or cure rates can also affect the actual losses incurred. To the extent persistency increases and assuming all other variables remain constant, the absolute dollars of claims paid will increase as insurance in force will remain in place longer, thereby generating a higher potential for future incidences of loss. Conversely, if persistency were to decline, absolute claim payments would decline. In addition, changes in cure rates would positively or negatively affect total losses if cure rates increased or decreased, respectively.

International Operations—PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at December 31, 2007, of $56.3 million to $76.3 million. As of December 31, 2007, PMI Australia’s recorded reserves for losses and LAE were $65.1 million, which approximated the actuarial mid-point, and represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above, the analysis performed by our actuaries and current economic and real estate market condition in Australia. Our estimate of $65.1 million is a 114% increase from PMI Australia’s reserve balance of $30.4 million at December 31, 2006. This increase was primarily due to the increase in PMI Australia’s default inventory in 2007 and higher claim rates and average claim sizes. PMI Australia’s default inventory increased to 2,666 loans as of December 31, 2007 from 2,281 loans as of December 31, 2006.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at December 31, 2007 of $18.1 million to $76.2 million. PMI Europe’s recorded loss reserves at December 31, 2007 were $41.6 million, which represented our best estimate and an increase of $23.7 million from PMI Europe’s loss reserve balance of $17.9 million at December 31, 2006. The increase to PMI Europe’s loss reserves in 2007 was primarily due to reserves established on certain U.S. reinsurance transactions on remote loss layers combined with the seasoning of credit default swap transactions accounted for as insurance and flow business.

PMI Asia’s loss reserves at December 31, 2007 were $ 0.2 million, which represents our best estimate. Our actuaries calculated a range for PMI Asia’s loss reserves at December 31, 2007 of $0.2 million to $0.3 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Loans in default	$92,914	$41,992
IBNR	12,204	5,751
Cost to settle claims (LAE)	1,751	811

Total loss and LAE reserves	$106,869	$48,554

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for each of the last three years:

	2007	2006	2005
	(Dollars in millions)
Balance at January 1	$48.5	$23.3	$26.2
Reinsurance recoverables	(0.8)	(0.8)	(1.0)

Net balance at January 1	47.7	22.5	25.2
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	67.6	29.9	13.4
Prior years	36.7	10.0	(9.1)

Total incurred	104.3	39.9	4.3
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(5.6)	(2.7)	(1.0)
Prior years	(46.9)	(14.8)	(3.1)

Total payments	(52.5)	(17.5)	(4.1)
Foreign Currency Translation	6.4	2.8	(2.9)

Net balance at December 31	105.9	47.7	22.5
Reinsurance recoverables	1.0	0.8	0.8

Balance at December 31	$106.9	$48.5	$23.3

The increases in losses and LAE incurred relating to prior years of $36.7 million and $10.0 million in 2007 and 2006, respectively, were primarily due to our re-estimate of expected claim sizes and claim rates for PMI Australia. These increases were primarily the result of moderating home price appreciation and home price decline in certain areas and interest rate increases in 2006 and 2007. The reduction of losses and LAE incurred relating to prior years of $9.1 million in 2005 was primarily due to favorable development of actual claim amounts and adjustments to ultimate claim rates due to the strong housing appreciation and overall economic conditions experienced in Australia over the last several years.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. Municipal bonds	$135,690	$(3,244)	$7,201	$(186)	$142,891	$(3,430)
Foreign governments	200,618	(7,599)	351,088	(14,850)	551,706	(22,449)
Corporate bonds	314,108	(13,026)	475,915	(24,486)	790,023	(37,512)
U.S. government and agencies	100	—	145	—	245	—

Total fixed income securities	650,516	(23,869)	834,349	(39,522)	1,484,865	(63,391)
Equity securities:
Common stocks	15,967	(491)	—	—	15,967	(491)
Preferred stocks	275,852	(34,909)	—	—	275,852	(34,909)

Total equity securities	291,819	(35,400)	—	—	291,819	(35,400)

Total	$942,335	$(59,269)	$834,349	$(39,522)	$1,776,684	$(98,791)

December 31, 2006
Fixed income securities:
U.S. Municipal bonds	$66,825	$(246)	$—	$—	$66,825	$(246)
Foreign governments	415,096	(6,171)	7,189	(372)	422,285	(6,543)
Corporate bonds	523,021	(7,232)	36,952	(678)	559,973	(7,910)
U.S. government and agencies	950	(3)	373	(8)	1,323	(11)

Total fixed income securities	1,005,892	(13,652)	44,514	(1,058)	1,050,406	(14,710)
Equity securities:
Common stocks	6,073	(295)	—	—	6,073	(295)
Preferred stocks	5,489	(55)	—	—	5,489	(55)

Total equity securities	11,562	(350)	—	—	11,562	(350)

Total	$1,017,454	$(14,002)	$44,514	$(1,058)	$1,061,968	$(15,060)

Unrealized losses on fixed income securities were primarily due to an increase in interest rates in 2006 and 2007 and are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $6.1 million, $6.2 million and $0.6 million in 2007, 2006 and 2005, respectively.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2007 in relation to the total of all fixed income securities with an unrealized loss by contractual maturities:

	Percent of Market Value	Percent of Unrealized Loss	Number of Items
Due in one year or less	4.2%	0.7%	6.6%
Due after one year through five years	44.8%	42.5%	38.5%
Due after five years through ten years	31.8%	38.0%	33.0%
Due after ten years	19.2%	18.8%	21.9%

Total fixed income securities	100.0%	100.0%	100.0%

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The length of the earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 19.0%, 15.0% and 15.3% of gross premiums written in 2007, 2006 and 2005 respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, we performed a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007. As a result of this analysis, we impaired PMI’s deferred policy acquisition cost asset by $33.6 million relating to the 2007 book year. This impairment of all remaining costs associated with the 2007 book year as of December 31, 2007 was driven by our expected loss development under various scenarios and our determination that the remaining costs were not recoverable. We also determined that $2.2 million of deferred policy acquisition cost assets relating to PMI Europe was also impaired for the year ended December 31, 2007.

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

Equity in earnings from RAM Re was $4.5 million in 2007 compared to $8.7 million in 2006. This decrease was due primarily to unrealized mark-to-market losses of $28.4 million on its credit derivative portfolio as a result of widening credit spreads partially offset by higher premiums earned and net investment income. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s fourth quarter 2007 results will be reflected in our consolidated financial results in the first quarter of 2008. Due to, among other things, the continuing deterioration of the credit market, rating agency actions and the decline in RAM Re’s share price, in the fourth quarter of 2007 we realized an other-than-temporary impairment of our investment in RAM Re of $38.5 million. This impairment charge was based on the difference between our investment balance in RAM Re as of December 31, 2007 (before the impairment) and our share of RAM Re’s market value as of September 30, 2007 (due to our one quarter accounting lag). After impairment, the carrying value of our investment in RAM Re as of December 31, 2007 was $60.0 million. We do not expect RAM Re’s fourth quarter of 2007 to be profitable. We expect the carrying value of our investment in RAM Re to be further reduced in the first quarter of 2008 as a result of RAM Re’s losses and/or further impairment by us of our investment. We will continue to evaluate this investment for possible future impairment.

As of December 31, 2007, the carrying value of the Company’s investment in FGIC was $103.6 million, with the balance representing $617 million of cash and capitalized acquisition costs less equity in losses, and the Company’s proportionate share of FGIC’s net unrealized gains (losses) in its investment portfolio. In light of recent rating agency actions, the inability to write significant additional new business, and significant net losses, we have evaluated our investment for potential other-than-temporary impairment. We have determined the fair value of our investment in FGIC to be greater than its current carrying value and no impairment is necessary at the current time. Factors considered when we assessed the potential impairment of our investment in FGIC include:

•	a decline in the carrying value due to significant equity losses;

•	equity in losses due to unrealized mark-to-market losses on the insured credit derivative portfolio;

•	unrealized mark-to-market losses principally reflective of widening spreads and viewed as largely uneconomic losses to the extent these losses don’t develop into realized expected losses;

•	net book value of FGIC reduced by significant unearned premiums from the municipal bond portfolio which contains very low expected future loss development; and

•	internal and external valuation analyses that support a value in excess of the current cost basis.

As events in the financial guaranty sector continue to develop as well as any restructuring plans related to our specific investments in FGIC and RAM Re become finalized, additional impairment to our equity investments could be realized. Accordingly, we will continue to evaluate our investment in RAM Re and FGIC for possible additional impairment in future periods.

Premium Deficiency Analysis

We perform an analysis for premium deficiency using assumptions based on our best estimate when the analysis is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the test. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in-force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. For the calculation of investment income we use our pre-tax investment yield.

We perform premium deficiency analyses quarterly on a single book basis for each of our operating segments. A premium deficiency analysis was performed as of December 31, 2007. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in 2007. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

FASB Project

In 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in the accounting practices requested the Financial Accounting Standards Board (“FASB”) Staff to review and potentially clarify the applicable existing accounting guidance. An exposure draft, Accounting for Financial Guarantee Insurance Contracts, An Interpretation of SFAS No. 60 was issued in April 2007. The draft excludes mortgage guarantee insurance and credit insurance from the scope of the proposed interpretation. The final pronouncement is expected to be issued in the first quarter of 2008 with an effective date of January 1, 2009. It is possible that, upon issuance of the final pronouncement, FGIC, RAM Re and PMI Guaranty may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, that the FASB’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007 and 2006, our consolidated investment portfolio was $3.7 billion and $3.2 billion, respectively. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2007, 87.6% of our investments were long-term fixed income securities, primarily including U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of December 31, 2007:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$350,375
200 basis point decline	$239,796
100 basis point decline	$135,405
100 basis point rise	$(153,359)
200 basis point rise	$(331,945)
300 basis point rise	$(501,120)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.9 as of December 31, 2007.

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of December 31, 2007 and respective current year ending investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries based upon specified hypothetical percentage changes in foreign currency exchange rates as of December 31, 2007, with all other factors remaining constant:

	Estimated Increase (Decrease) in Foreign Currency Translation
Change in foreign currency exchange rates	Australia	Europe	Asia*	Canada	Consolidated
	(USD In thousands)
15% decline	$(125,066)	$(24,311)	$(7,707)	$(11,076)	$(168,160)
10% decline	$(83,378)	$(16,207)	$(5,138)	$(7,384)	$(112,107)
5% decline	$(41,689)	$(8,104)	$(2,569)	$(3,692)	$(56,054)
5% rise	$41,689	$8,104	$2,569	$3,692	$56,054
10% rise	$83,378	$16,207	$5,138	$7,384	$112,107
15% rise	$125,066	$24,311	$7,707	$11,076	$168,160
Foreign currency translation recorded as of December 31, 2007	$214,494	$57,973	$(24)*	$8,604	$281,047

	U.S. Dollar Relative to
As of December 31,	Australian Dollar	Euro	Hong Kong Dollar*	Canadian Dollar
2007	0.8751	1.4590	0.1282	1.0015
2006	0.7886	1.3199	0.1286	0.8576

*

Since the Hong Kong dollar is pegged to the U.S. dollar, there has not been a significant impact to the recorded translation adjustment from Hong Kong dollar fluctuations. To the extent the currency becomes de-pegged in whole or on a partial basis, fluctuations could occur in the future.

The changes in the foreign currency exchange rates from 2006 to 2007 positively affected our investments in our foreign subsidiaries by $108.5 million. This foreign currency translation impact is calculated using the period over period change in the year end spot exchange rates to the current year ending investment balance of our foreign subsidiaries.

As of December 31, 2007, $1.2 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Australia and was predominantly denominated in the Australian dollars. As of December 31, 2007, $0.2 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. The above table shows the exchange rate of the U.S. dollar relative to the Australian dollar, Euro, Hong Kong dollar and Canadian dollar as of December 31, 2007 and 2006. The value of the Australian dollar, Euro and Canadian dollars strengthened relative to the U.S. dollar as of December 31, 2007 compared to December 31, 2006. See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. That report appears below in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. In 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). These matters are further described in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The PMI Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 16, 2008

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited The PMI Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The PMI Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The PMI Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of The PMI Group, Inc. and our report dated March 16, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 16, 2008

Los Angeles, California

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$995,172	$860,530	$817,602
Net investment income	214,002	195,301	179,463
Net realized investment (losses) gains	(24,784)	2,756	2,050
Other income	774	20,141	20,783

Total revenues	$1,185,164	$1,078,728	$1,019,898

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,203,004	302,936	257,779
Amortization of deferred policy acquisition costs	104,885	68,358	74,387
Other underwriting and operating expenses	229,793	236,973	213,649
Interest expense	33,398	38,055	31,137

Total losses and expenses	$1,571,080	$646,322	$576,952

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(385,916)	432,406	442,946
Equity in (losses) earnings from unconsolidated subsidiaries	(741,500)	127,309	97,885

(Loss) income before income taxes	(1,127,416)	559,715	540,831
Income tax (benefit) expense	(212,090)	140,064	131,662

NET (LOSS) INCOME	$(915,326)	$419,651	$409,169

PER SHARE DATA
Basic net (loss) income	$(10.81)	$4.85	$4.46
Diluted net (loss) income	$(10.81)	$4.57	$4.10

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$3,266,693	$2,826,853
Equity securities:
Common	159,936	162,263
Preferred	299,630	248,761
Short-term investments	2,892	6,181

Total investments	3,729,151	3,244,058
Cash and cash equivalents	427,912	506,082
Investments in unconsolidated subsidiaries	309,800	1,100,387
Related party receivables	1,433	714
Accrued investment income	53,329	45,232
Premiums receivable	63,458	64,524
Reinsurance receivables and prepaid premiums	10,038	21,574
Reinsurance recoverables	36,917	3,741
Deferred policy acquisition costs	59,711	87,008
Property, equipment and software, net of accumulated depreciation and amortization	161,762	174,128
Prepaid income taxes	77,413	7,044
Deferred income tax assets	55,439	—
Other assets	84,077	63,063

Total assets	$5,070,440	$5,317,555

LIABILITIES
Reserve for losses and loss adjustment expenses	$1,242,599	$414,736
Unearned premiums	611,247	520,264
Long-term debt	496,593	496,593
Reinsurance payables	47,471	42,518
Related party payables	1,852	1,744
Deferred income tax liabilities	—	112,993
Other liabilities and accrued expenses	157,716	160,117

Total liabilities	2,557,478	1,748,965

Commitments and contingencies (Notes 8 and 13)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,120,144 and 86,747,031 shares outstanding	1,193	1,193
Additional paid-in capital	890,598	858,188
Treasury stock, at cost (38,193,623 and 32,566,736 shares)	(1,354,601)	(1,164,214)
Retained earnings	2,660,695	3,609,343
Accumulated other comprehensive income, net of deferred taxes	315,077	264,080

Total shareholders’ equity	2,512,962	3,568,590

Total liabilities and shareholders’ equity	$5,070,440	$5,317,555

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income (loss)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, JANUARY 1, 2005		111,337	$1,114	$455,450	(17,312)	$(421,810)	$2,816,363	$286,638	$3,137,755
Common stock grants for incentive plans		—	—	11,024	979	18,855	—	—	29,879
Common stock repurchases		—	—	—	(6,291)	(250,002)	—	—	(250,002)
Dividends declared		—	—	—	—	—	(17,795)	—	(17,795)
Net income	$409,169	—	—	—	—	—	409,169	—	409,169
Change in unrealized gains on investments, net of taxes	(23,183)	—	—	—	—	—	—	(23,183)	(23,183)
Foreign currency translation adjustment	(55,033)	—	—	—	—	—	—	(55,033)	(55,033)

Comprehensive income	$330,953

BALANCE, DECEMBER 31, 2005		111,337	1,114	466,474	(22,624)	(652,957)	3,207,737	208,422	3,230,790
Common stock grants for incentive plans		—	—	22,880	1,386	21,328	—	—	44,208
Compensation expense for stock options and ESPP		—	—	12,152	—	—	—	—	12,152
Tax benefit on stock options		—	—	6,187	—	—	—	—	6,187
Issuance of common stock		7,977	79	344,921	—	—	—	—	345,000
Common stock repurchases		—	—	—	(11,397)	(535,000)	—	—	(535,000)
Dividends declared		—	—	—	—	—	(18,045)	—	(18,045)
Non-vested portion of restricted stock		—	—	5,574	68	2,415	—	—	7,989
Net income	$419,651	—	—	—	—	—	419,651	—	419,651
Change in unrealized gains on investments, net of taxes	(2,840)	—	—	—	—	—	—	(2,840)	(2,840)
Net unrealized losses from derivatives designated as cash flow hedges, net of deferred tax benefits	(5,864)	—	—	—	—	—	—	(5,864)	(5,864)
Accretion of cash flow hedges to interest expense	116	—	—	—	—	—	—	116	116
Foreign currency translation adjustment	65,400	—	—	—	—	—	—	65,400	65,400

Comprehensive income	$476,463

Adjustment to initially apply new accounting pronouncement, net of tax		—	—	—	—	—	—	(1,154)	(1,154)

BALANCE, DECEMBER 31, 2006		119,314	1,193	858,188	(32,567)	(1,164,214)	3,609,343	264,080	3,568,590
Common stock grants for incentive plans		—	—	6,651	1,057	24,609	—	—	31,260
Compensation expense for stock options and ESPP		—	—	16,652	—	—	—	—	16,652
Tax benefit on stock options		—	—	7,026	—	—	—	—	7,026
Common stock repurchases		—	—	—	(6,684)	(214,996)	—	—	(214,996)
Dividends declared		—	—	—	—	—	(17,703)	—	(17,703)
Non-vested portion of restricted stock		—	—	2,081	—	—	—	—	2,081
Net loss	$(915,326)	—	—	—	—	—	(915,326)	—	(915,326)
Change in unrealized gains on investments, net of taxes	(61,937)	—	—	—	—	—	—	(61,937)	(61,937)
Pension adjustment (including plan amendment), net of deferred tax	3,876	—	—	—	—	—	—	3,876	3,876
Accretion of cash flow hedges to interest expense	398	—	—	—	—	—	—	398	398
Foreign currency translation adjustment	108,660	—	—	—	—	—	—	108,660	108,660

Comprehensive loss	$(864,329)

Adjustment to initially apply new accounting pronouncement (Note 12)		—	—	—	—	—	(15,619)	—	(15,619)

BALANCE, DECEMBER 31, 2007		119,314	$1,193	$890,598	(38,194)	$(1,354,601)	$2,660,695	$315,077	$2,512,962

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(915,326)	$419,651	$409,169
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) from unconsolidated subsidiaries	741,500	(127,309)	(97,885)
Net realized investment gains	24,613	(2,634)	(2,195)
Minority Interest	912	1,949	1,990
Depreciation and amortization	25,334	30,398	30,386
Deferred income taxes	(166,930)	10,752	(3,083)
Compensation expense related to stock options and employee stock purchase plan	16,652	12,152	—
Excess tax benefits on the exercise of employee stock options	(4,001)	(2,838)	—
Net cost to exchange and extinguish long-term debt	—	2,044	—
Deferred policy acquisition costs incurred and deferred	(73,220)	(68,032)	(69,959)
Amortization of deferred policy acquisition costs	104,885	70,123	73,716
Changes in:
Accrued investment income	(5,909)	(112)	111
Premiums receivable	1,729	(6,852)	2,474
Reinsurance receivables, and prepaid premiums net of reinsurance payables	15,794	(7,760)	11,973
Reinsurance recoverables	(33,082)	(371)	8
Prepaid income taxes	(72,328)	(7,780)	(3,229)
Reserve for losses and loss adjustment expenses	820,027	42,549	6,649
Unearned premiums	46,644	1,969	29,312
Related party receivables, net of payables	(1,295)	1,814	15,749
Liability for pension benefits	(12,660)	(4,346)	6,145
Other	45,308	(5,750)	16,669

Net cash provided by operating activities	558,647	359,617	428,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	330,860	670,948	449,324
Proceeds from sales of equity securities	135,026	61,380	95,150
Proceeds from sale of equity investment held for sale	—	14,184	98,846
Investment purchases:
Fixed income securities	(700,940)	(638,522)	(423,573)
Equity securities	(221,487)	(210,670)	(88,565)
Net change in short-term investments	3,306	112,045	(5,136)
Distributions from unconsolidated subsidiaries, net of investments	23,561	19,847	6,662
Capital expenditures and capitalized software, net of dispositions	(18,684)	(18,430)	(37,228)
Acquisition of minority interest from minority interest holder	(13,429)	—	—

Net cash (used in) provided by investing activities	(461,787)	10,782	95,480

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	385,993	—
Net repurchase of senior notes	—	(298,768)	—
Extinguish and repayment of long-term debt, net of expenses	—	(425,338)	—
Proceeds from issuance of common shares	—	345,000	—
Purchase of treasury stock	(214,996)	(535,000)	(250,002)
Proceeds from issuance of treasury stock	31,260	41,728	29,879
Excess tax benefits on the exercise of employee stock options	4,001	2,838	—
Dividends paid to common shareholders	(17,703)	(18,045)	(17,795)
Issuance of share capital to minority interest holders in subsidiaries	424	4,325	1,466

Net cash used in financing activities	(197,014)	(497,267)	(236,452)

Effect of exchange rate changes on cash	21,984	13,247	(10,084)

Net (decrease) increase in cash and cash equivalents	(78,170)	(113,621)	276,944
Cash and cash equivalents at beginning of year	506,082	619,703	342,759

Cash and cash equivalents at end of year	$427,912	$506,082	$619,703

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$31,989	$34,341	$30,157
Income taxes paid, net of refunds	$70,739	$129,137	$68,566
Non-cash investing and financing activities:
Capital lease obligations	$1,445	$—	$139

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

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”). The Company has received cash payments of $5.4 million during 2007 from the residual interest in SPS mortgage servicing assets. Based on the settlement agreement dated January 25, 2008, the Company recorded a $12.7 million settlement gain in connection with the favorable resolution of certain indemnifications associated with SPS.

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

Risks and Uncertainties—The Company is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its largest customers choose to stop providing the Company with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. The Company’s U.S. Mortgage Insurance Operations’ ten largest customers generated 52.0%, 43.9% and 42.8% of its premiums earned in 2007, 2006 and 2005, respectively.

We would be affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of our U.S. business is concentrated. As of December 31, 2007, 10.8% of PMI’s primary risk in force was located in Florida, and 8.1% was located in California. We are currently

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experiencing accelerated delinquency and loss development in those states. In addition we expect higher default and claim rates for high LTV loans, ARMs, 2/28 Hybrid ARMs, Alt-A loans, interest only loans, payment option ARMS and less-than-A quality loans. We also insure loans that have more than one of the above risk characteristics. This “layering” of risk has, in recent experience, further increased the risk of borrower default. We have incorporated our best estimates for the higher default and claim rates associated with these loans into our underwriting and pricing models and reserve estimates. However, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans or that future adverse loss development will not emerge.

The Company’s various U.S., Australian, European, Canadian and Asian insurance subsidiaries are subject to comprehensive regulation. These regulations are generally intended to protect policyholders, rather than to benefit investors. Although their scope varies, applicable laws and regulations grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion covering almost every significant aspect of the insurance business. The licensing of the Company’s insurance subsidiaries, their premium rates, their forms and policies offered to customers, their financial statements and periodic financial reporting, and their permissible investments and adherence to financial standards relating to statutory surplus, dividends to the Company and other criteria of solvency are all subjects of detailed regulations.

The Company establishes loss reserves to recognize the liability of unpaid losses related to insured mortgages that are in default. These loss reserves are based upon the Company’s estimates of the claim rate and average claim size, as well as the estimated costs of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments due to positive or adverse developments, which may be material, resulting from these reviews would impact current reserve requirements. The Company’s reserves may not be adequate to cover ultimate loss development on incurred defaults. The Company’s consolidated financial condition, results of operations or cash flows could be harmed if the Company’s reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

The Company has made significant investments in the equity securities of several privately-held companies, including FGIC. FGIC is subject to a number of significant risks that arise from the nature of its business. Accordingly, the Company is subject to the risks and uncertainties associated with that business. In addition, the Company has limited ability to control FGIC and, accordingly, may be unable to take actions unilaterally to avoid or mitigate those risks. In the past, a significant portion of the Company’s consolidated net income has been derived from FGIC and its financial guaranty business. In 2007, the Company’s equity in losses from FGIC was $763.3 million due to $1.9 billion of unrealized mark-to-market losses in 2007 related to derivative contracts issued by FGIC on mortgage-related collateralized debt obligations and loss reserve increases of $1.2 billion in 2007 as a result of credit deterioration of insured collateralized debt obligations backed by sub-prime residential mortgage-backed securities (RMBS) as well as direct exposure to RMBS. FGIC’s 2007 mark-to market losses and additions to loss reserves reflect the significant weakening of the U.S. residential mortgage, housing, credit and capital markets. The financial guaranty market is subject to extensive regulation. Future legislative, regulatory, accounting or judicial changes may affect the financial guaranty industry or municipal or asset-backed obligations or markets.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”) provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized capital gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized as net realized investment gains or losses in the consolidated statement of operations.

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2007, the Company realized an other-than-temporary impairment of $38.5 million due to continuing deterioration of the credit market, rating agency actions and declines in RAM Re’s share price. Refer to Note 5, Investments in Unconsolidated Subsidiaries, for more details.

The SEC requires public companies to disclose condensed financial statement information for significant equity investees and other unconsolidated subsidiaries, individually or in the aggregate, if (i) the Company’s investments in and advances to the subsidiaries are in excess of 10% of the total consolidated assets of the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, (ii) the Company’s proportionate share of unconsolidated subsidiaries’ total assets is in excess of 10% of total consolidated assets of the Company, or (iii) equity in income from continuing operations before income taxes, extraordinary items and the cumulative effect of a change in accounting principle of the unconsolidated subsidiaries is in excess of 10% of such income of the Company. Furthermore, if certain of the above tests exceed 20% with respect to any unconsolidated subsidiary, separate audited financial statements of that unconsolidated subsidiary are required to be included in the registrant’s Form 10-K. For the year ended December 31, 2007, the Company’s equity in loss before tax as described in item (iii) above of FGIC exceeded 20% of such loss of the Company, and accordingly, separate audited financial statements of FGIC will be included in an amendment to the Company’s Form 10-K. Additionally, the condensed financial statements of FGIC and CMG MI are included in Note 5. Investments in Unconsolidated Subsidiaries. The Company has determined that its other equity investees do not meet any of the tests outlined above on a stand-alone or aggregate basis.

Related Party Receivables and Payables—As of December 31, 2007 and 2006, related party receivables were $1.4 million and $0.7 million, and related party payables were $1.9 million and $1.7 million, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs—The Company defers certain costs in its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses as well as the amortization of deferred policy acquisition costs. The rate of amortization is not adjusted for monthly and annual policy cancellations unless it is determined that the policy cancellations or losses are of such magnitude that impairment of the deferred costs is probable. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, the Company impaired its deferred policy acquisition cost asset in an amount equal to $35.8 million relating to PMI and PMI Europe. Refer to Note 7. Deferred Policy Acquisition Costs, for more details.

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $181.6 million and $156.9 million as of December 31, 2007 and December 31, 2006, respectively.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. These credit default swap derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since market values are not available. These models include future estimated claim payments and market input assumptions including discount rates and market spreads to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

In 2007, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening U.S. dollar relative to both the Australian dollar and the Euro. These Australian dollar and Euro put options expire ratably over the calendar year and had a combined cost of $1.3 million, $1.4 million and $1.8 million in 2007, 2006 and 2005, respectively. The Company recorded a realized loss of $1.3 million, $1.3 million and $1.1 million (pre-tax) in other income related to amortization of option costs and mark-to-market adjustments in 2007, 2006 and 2005, respectively.

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses—The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until it has been delinquent for two consecutive monthly payments. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported. The reserve levels as of the consolidated balance sheet date represent management’s best estimate of existing losses and LAE incurred. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known to the Company. Such adjustments, to the extent of increasing or decreasing loss reserves, are recognized in the current period’s consolidated results of operations.

Reinsurance—The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance receivable is recorded as an asset based on the type of reinsurance coverage. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition—Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 66.7%, 70.1%, and 70.8% of gross premiums written from the Company’s mortgage insurance operations in 2007, 2006 and 2005, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates were 18.8% and 25.0% for the years ended December 31, 2007 and 2006, respectively, compared to the federal statutory rate of 35.0%. The effective tax rate for tax year 2007 reflects previously deferred tax liabilities attributable to equity in earnings from FGIC and RAM Re were reversed, and certain deferred tax assets were established but not to the full extent of the related losses incurred in 2007. In addition, the effective rate in 2007 reflects income derived from certain international operations, which have lower effective tax rates. The effective tax rate for tax year 2006 reflects our equity in earnings from FGIC and income derived from certain international operations, which have lower effective tax rates, combined with the Company’s municipal bond investment income. In 2006, The Company recorded a federal tax expense relating to its proportionate share of net income available to FGIC Corporation’s common shareholders at a rate of 7% based on its assessment that it will ultimately receive those earnings in the form of dividends.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). See Note 12. Income Taxes, for further discussion.

Benefit Plans—The Company provides pension benefits to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income.

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

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income were $281.0 million as of December 31, 2007 compared with $172.4 million as of December 31, 2006. Gains and losses on foreign currency re-measurement incurred by PMI Australia, PMI Europe, PMI Asia and PMI Canada represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar, the Euro, the Hong Kong dollar and the Canadian dollar, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (loss)—Comprehensive income (loss) includes net income (loss), the change in foreign currency translation gains or losses, derivatives designated as cash flow hedges, pension adjustments, changes in unrealized gains and losses on investments and reclassification of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects. The Company reports the components of comprehensive income (loss) in its consolidated statements of shareholders’ equity.

Business Segments—The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results of operations of PMI Australia, PMI Europe, PMI Asia, and PMI Canada. Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re, and the financial results of PMI Guaranty. The Company’s Corporate and Other segment mainly consists of our holding company and contract underwriting operations.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. Due to the net loss in 2007, normally dilutive components of shares outstanding such as stock options were not included in fully diluted shares outstanding as their inclusion would have been anti-dilutive.

The following is a reconciliation of consolidated net (loss) income to net (loss) income for purposes of calculating diluted EPS for the years set forth below:

	2007	2006	2005
	(Dollars in thousands)
Net (loss) income:
As reported	$(915,326)	$419,651	$409,169
Interest on contingently convertible debt (“CoCo’s”), net of taxes	—	4,752	7,648

Net (loss) income adjusted for diluted EPS calculation	$(915,326)	$424,403	$416,817

The following is a reconciliation of the weighted-average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS for the years ended set forth below:

	2007	2006	2005
	(Shares in thousands)
Weighted-average shares for basic EPS	84,645	86,478	91,738
Weighted-average stock options and other dilutive components	—	1,192	1,729
Weighted-average dilutive components of CoCo’s	—	5,196	8,153

Weighted-average shares for diluted EPS	84,645	92,866	101,620

Dividends per share declared and accrued to common shareholders	$0.2100	$0.2100	$0.1950

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation—The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) for share-based payment transactions. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. The Company recognizes the fair value of share-based payments granted and unvested, including employee stock options and employee stock purchase plan shares, as compensation expense in the consolidated results of operations. The Company adopted SFAS No. 123R as of January 1, 2006, which resulted in share-based compensation expenses of $16.1 million and $12.2 million, for 2007 and 2006, respectively.

Reclassifications—Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation. Certain items in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 were reclassified to reflect the effect of foreign currency exchange rate changes on cash and cash equivalents. In the prior year presentations, the line item, foreign currency translation adjustment increase (decrease), reflected the exchange rate effect on all the balance sheet items as reflected in the table below:

	Year Ended December 31,
	2006 as reclassified	2006 as previously reported	2005 as reclassified	2005 as previously reported
	(Dollars in thousands)
Net cash provided by operating activities	$359,617	$392,377	$428,000	$385,803
Net cash provided by (used in) investing activities	$10,782	$(92,533)	$95,480	$174,223
Net cash used in financing activities	$(497,267)	$(503,149)	$(236,452)	$(237,918)
Effect of exchange rate changes	$13,247	$65,400	$(10,084)	$(55,033)

NOTE 3.    NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51 (“SFAS No. 160”) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is still evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) which requires an entity that obtains control of one or more businesses in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R is not currently expected to significantly impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements (“SFAS No. 157”), and No. 107, Disclosures about Fair Value of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt the fair value option of SFAS No. 159 related to its corporate debt. See the table within Note 10. Fair Value of Financial Instruments, below.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to significantly impact its consolidated financial statements.

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2007
Fixed income securities:
Municipal bonds	$1,629,076	$77,178	$(3,430)	$1,702,824
Foreign governments	659,872	3,547	(22,449)	640,970
Corporate bonds	946,422	1,783	(37,512)	910,693
U.S. governments and agencies	7,002	1,483	—	8,485
Mortgage-backed securities	3,551	170	—	3,721

Total fixed income securities	3,245,923	84,161	(63,391)	3,266,693
Equity securities:
Common stocks	112,778	47,649	(491)	159,936
Preferred stocks	333,915	624	(34,909)	299,630

Total equity securities	446,693	48,273	(35,400)	459,566
Short-term investments	2,891	1	—	2,892

Total investments	$3,695,507	$132,435	$(98,791)	$3,729,151

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2006
Fixed income securities:
Municipal Bonds	$1,543,531	$95,665	$(246)	$1,638,950
Foreign Governments	503,092	3,295	(6,543)	499,844
Corporate Bonds	678,980	3,139	(7,910)	674,209
U.S. Governments and agencies	7,855	1,259	(11)	9,103
Mortgage-backed securities	4,628	119	—	4,747

Total fixed income securities	2,738,086	103,477	(14,710)	2,826,853
Equity securities:
Common stocks	117,383	45,175	(295)	162,263
Preferred stocks	240,397	8,419	(55)	248,761

Total equity securities	357,780	53,594	(350)	411,024
Short-term investments	6,171	10	—	6,181

Total investments	$3,102,037	$157,081	$(15,060)	$3,244,058

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2007:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$76,035	$75,675
Due after one year through five years	841,811	819,005
Due after five years through ten years	604,097	584,075
Due after ten years	1,720,429	1,784,218
Mortgage-backed securities	3,551	3,720

Total fixed income securities	$3,245,923	$3,266,693

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income—Net investment income consists of the following:

	2007	2006	2005
	(Dollars in thousands)
Fixed income securities	$172,453	$151,608	$151,513
Equity securities	22,526	14,325	9,274
Short-term investments	22,458	32,332	21,397

Investment income before expenses	217,437	198,265	182,184
Investment expenses	(3,435)	(2,964)	(2,721)

Net investment income	$214,002	$195,301	$179,463

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized Investment Gains and Losses—Realized gains and losses on investments are composed of the following:

	2007	2006	2005
	(Dollars in thousands)
Fixed income securities:
Gross gains	$2,290	$6,102	$857
Gross losses	(1,110)	(4,274)	(1,446)

Net gains (losses)	1,180	1,828	(589)
Equity securities:
Gross gains	14,982	6,835	6,707
Gross losses	(14,988)	(2,822)	(1,952)

Net (losses) gains	(6)	4,013	4,755
Short-term investments:
Gross gains	—	—	—
Gross losses	(129)	(3,085)	(17)

Net losses	(129)	(3,085)	(17)
Investment in unconsolidated subsidiaries:
Settlement gain on sale of unconsolidated subsidiary	12,670	—	—
Impairment of unconsolidated subsidiaries	(38,499)	—	(2,099)

Net realized investment (losses) gains before income taxes	(24,784)	2,756	2,050
Income tax (benefit) expense	(8,674)	965	717

Total net realized investment (losses) gains after income taxes	$(16,110)	$1,791	$1,333

Unrealized Investment Gains and Losses—The reclassification adjustment relating to the change in unrealized investment gains and losses is as follows:

	2007	2006	2005
	(Dollars in thousands)
Total change in unrealized gains arising during the year, net of taxes	$(61,258)	$(1,049)	$(20,486)
Less: Realized investment gains, net of income taxes	679	1,791	2,697

Change in unrealized gains arising during the year, net of deferred tax (benefit) expense of ($26,501), $497 and ($13,674), respectively	$(61,937)	$(2,840)	$(23,183)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:	(Dollars in thousands)
U.S. municipal bonds	$135,690	$(3,244)	$7,201	$(186)	$142,891	$(3,430)
Foreign governments	200,618	(7,599)	351,088	(14,850)	551,706	(22,449)
Corporate bonds	314,108	(13,026)	475,915	(24,486)	790,023	(37,512)
U.S. government and agencies	100	—	145	—	245	—

Total fixed income securities	650,516	(23,869)	834,349	(39,522)	1,484,865	(63,391)
Equity securities:
Common stocks	15,967	(491)	—	—	15,967	(491)
Preferred stocks	275,852	(34,909)	—	—	275,852	(34,909)

Total equity securities	291,819	(35,400)	—	—	291,819	(35,400)

Total	$942,335	$(59,269)	$834,349	$(39,522)	$1,776,684	$(98,791)

December 31, 2006
Fixed income securities:
U.S. municipal bonds	$66,825	$(246)	$—	$—	$66,825	$(246)
Foreign governments	415,096	(6,171)	7,189	(372)	422,285	(6,543)
Corporate bonds	523,021	(7,232)	36,952	(678)	559,973	(7,910)
U.S. government and agencies	950	(3)	373	(8)	1,323	(11)

Total fixed income securities	1,005,892	(13,652)	44,514	(1,058)	1,050,406	(14,710)
Equity securities:
Common stocks	6,073	(295)	—	—	6,073	(295)
Preferred stocks	5,489	(55)	—	—	5,489	(55)

Total equity securities	11,562	(350)	—	—	11,562	(350)

Total	$1,017,454	$(14,002)	$44,514	$(1,058)	$1,061,968	$(15,060)

Unrealized losses on fixed income securities were primarily due to increases in interest rates in 2007 and are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the fair value of certain investments met the definition of other-than-temporary impairment and recognized realized pretax losses of $6.1 million, $6.2 million and $0.6 million in 2007, 2006, and 2005 respectively.

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

	2007	2006
New York	21.0%	19.7%
Texas	15.2%	17.1%
California	13.0%	5.7%
Illinois	8.7%	11.4%
Massachusetts	8.1%	9.5%
Washington	7.5%	5.9%
District of Columbia	6.5%	5.9%

At December 31, 2007, fixed income securities and short-term investments with a fair value of $15.3 million were on deposit with regulatory authorities as required by law.

NOTE 5.     INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	Ownership Percentage	December 31, 2006	Ownership Percentage
	(Dollars in thousands)
FGIC	$103,644	42.0%	$856,519	42.0%
CMG MI	131,225	50.0%	132,403	50.0%
RAM Re	60,017	23.7%	93,730	23.7%
Other	14,914	various	17,735	various

Total	$309,800		$1,100,387

As of December 31, 2007, the carrying value of the Company’s investment in FGIC was $103.6 million compared to $856.5 million as of December 31, 2006. The carrying value includes the Company’s proportionate share of FGIC’s net unrealized gains (losses) in its investment portfolio.

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2007, the Company realized an other-than-temporary impairment of $38.5 million due to continuing deterioration of the credit market, rating agency actions and declines in RAM Re’s share price. This impairment charge was based on the difference between our investment balance in RAM Re as of December 31, 2007 before the impairment and our share of RAM Re’s market value as of September 30, 2007, due to our one quarter accounting lag. The Company will continue to evaluate the investment for possible additional impairment in future periods.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity in earnings (losses) from unconsolidated subsidiaries consisted of the following for the periods presented below:

	2007	Ownership Percentage	2006	Ownership Percentage	2005	Ownership Percentage
	(Dollars in thousands)
FGIC	$(763,290)	42.0%	$98,510	42.0%	$74,924	42.0%
CMG MI	17,119	50.0%	20,308	50.0%	18,811	50.0%
RAM Re	4,457	23.7%	8,703	23.7%*	4,828	24.9%
Other	214	various	(212)	various	(678)	various

Total	$(741,500)		$127,309		$97,885

*	During the second quarter of 2006, the Company’s ownership percentage of RAM Re decreased from 24.9% to 23.7% as a result of the initial public offering of RAM Re.

FGIC’s condensed balance sheets as of December 31, 2007 and 2006, and condensed statements of operations for the years ended December 31, 2007, 2006, and 2005 are as follows:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets
Investments, available for sale, at fair value	$4,102,866	$3,867,039
Variable interest entity fixed maturity securities, held to maturity, at amortized cost	750,000	750,000
Cash and cash equivalents	140,590	33,278
Accrued investment income	55,745	50,214
Policy acquisition costs deferred, net	107,854	93,170
Deferred income tax assets	839,265	3,491
Accounts receivable and other assets	433,047	216,040

Total assets	$6,429,367	$5,013,232

Liabilities
Reserve for losses and loss adjustment expenses	$1,267,420	$40,299
Unearned premiums	1,458,476	1,347,592
Derivative liabilities	1,938,930	1,817
Accounts payable and other liabilities	106,718	196,191
Variable interest entity floating rate notes	750,000	750,000
Debt	323,397	323,373

Total liabilities	5,844,941	2,659,272
Shareholders’ equity	584,426	2,353,960

Total liabilities and shareholders’ equity	$6,429,367	$5,013,232

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$(1,426,949)	$444,756	$344,070
Total expenses	1,378,254	116,511	96,960

(Loss) income before income taxes	(2,805,203)	328,245	247,110
Income tax (benefit) expense	(996,309)	80,401	56,644

Net (loss) income	(1,808,894)	247,844	190,466
Preferred stock dividends	(14,566)	(18,485)	(17,295)

Net (loss) income available to common shareholders	(1,823,460)	229,359	173,171
TPG’s ownership interest in common equity	42.0%	42.0%	42.0%

TPG’s proportionate share of net (loss) income available to common stockholders	(765,499)	96,301	72,715
TPG’s proportionate share of management fees	2,209	2,209	2,209

Total equity in (losses) earnings from FGIC	$(763,290)	$98,510	$74,924

CMG MI’s condensed balance sheets as of December 31, 2007 and 2006, and condensed statements of operations for the years ended December 31, 2007, 2006, and 2005 are as follows:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$290,173	$282,600
Deferred policy acquisition costs	9,384	8,047
Other assets	16,837	14,572

Total assets	$316,394	$305,219

Liabilities:
Reserve for losses and loss adjustment expenses	$28,815	$13,741
Unearned premiums	23,274	24,334
Other liabilities	8,554	9,045

Total liabilities	60,643	47,120
Shareholders’ equity	255,751	258,099

Total liabilities and shareholders’ equity	$316,394	$305,219

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2007	2006	2005
	(Dollar in thousands)
Condensed Statements of Operations
Gross revenues	$92,878	$80,937	$74,252
Total expenses	44,223	22,913	20,642

Income before income taxes	48,655	58,024	53,610
Income tax expense	14,417	17,409	15,988

Net income	34,238	40,615	37,622
PMI’s ownership interest in common equity	50.0%	50.0%	50.0%

Total equity in earnings from CMG MI	$17,119	$20,308	$18,811

NOTE 6.     PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis of, and accumulated depreciation and amortization for, property, equipment and software for the years ended:

	2007	2006
	(Dollars in thousands)
Software	$185,732	$174,528
Building and leasehold improvements	100,937	101,961
Furniture and equipment	51,678	49,579
Land	5,000	5,000

Property and equipment, at cost	343,347	331,068
Less accumulated depreciation and amortization	(181,585)	(156,940)

Total property, equipment and software, net of accumulated depreciation and amortization	$161,762	$174,128

Depreciation and amortization expense related to property, equipment including capital lease, and software totaled $31.7 million in 2007, $31.7 million in 2006 and $28.9 million in 2005. Capitalized costs associated with software developed for internal use were $15.7 million in 2007, $15.6 million in 2006 and $24.9 million in 2005.

NOTE 7.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the years ended:

	2007	2006	2005
	(Dollars in thousands)
Balance at January 1,	$87,088	$86,170	$92,438
Policy acquisition costs incurred and deferred	77,508	69,196	68,119
Amortization of deferred policy acquisition costs	(104,885)	(68,358)	(74,387)

Balance at December 31,	$59,711	$87,008	$86,170

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such periods. In periods where new business activity is declining, the asset will generally decrease because the amortization of previously deferred policy acquisition costs exceeds the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of acquisition costs being deferred. Conversely, in periods where there is significant growth in new business, the asset will generally increase because the amount of acquisition costs being deferred exceeds the amortization of previously deferred policy acquisition costs.

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, the Company performed a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007. As a result of this analysis, the Company impaired its deferred policy acquisition cost asset related to its U.S. Mortgage Operations by $33.6 million relating to the 2007 book year. The impairment of all costs associated with the 2007 book year as of December 31, 2007 was driven by expected loss development under various scenarios and our determination that the costs were not recoverable. The Company also impaired a $2.2 million of deferred policy acquisition cost assets relating to PMI Europe for the year ended December 31, 2007.

NOTE 8.    RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and December 31 for each of the three years:

	2007	2006	2005
	(Dollars in thousands)
Balance at January 1,	$414,736	$368,841	$364,847
Less: reinsurance recoverables	(3,741)	(3,278)	(3,405)

Net balance at January 1,	410,995	365,563	361,442
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	964,684	290,785	260,426
Prior years (1)	238,320	12,151	(2,647)

Total incurred	1,203,004	302,936	257,779
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(49,188)	(24,842)	(20,702)
Prior years	(365,564)	(235,461)	(230,070)

Total payments	(414,752)	(260,303)	(250,772)

Foreign currency translation effects	6,435	2,799	(2,886)

Net ending balance at December 31,	1,205,682	410,995	365,563
Reinsurance recoverables	36,917	3,741	3,278

Balance at December 31,	$1,242,599	$414,736	$368,841

(1)	The $238.3 million and $12.2 million increases and the $2.6 million reduction in total losses and LAE incurred in 2007, 2006 and 2005, respectively, were due to re-estimates of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data or ultimate claim rates. The increases in prior years’ reserves in 2007 and 2006 were primarily due to the significant weakening of the U.S. housing and mortgage markets and was driven by lower cure rates, higher claim rates and claim sizes.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in total consolidated loss reserves at December 31, 2007 compared to December 31, 2006 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations as a result of increase in default inventory, higher claim rates and higher average claim sizes and severity. Continuing deterioration of the US. Housing and mortgage markets caused PMI’s Loss and LAE and default inventory to increase significantly in 2007. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim sizes has been driven by higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. Upon receipt of a default notice, future claim payments are estimated relating to those delinquent loans and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 9.    LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

As of December 31, 2007 and 2006, the carrying value of long-term debt outstanding issued by The PMI Group, was as follows:

	As of December 31,
	2007	2006
	(Dollars in thousands)
6.000% Senior Notes, due 2016	$250,000	$250,000
6.625% Senior Notes, due 2036	150,000	150,000
5.568% Senior Notes, due November 15, 2008 (1)	45,000	45,000
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$496,593	$496,593

(1)	Prior to August 10, 2006, the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2007, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $8.2 million (pre-tax).

5.568% Senior Notes—In August 2006, the Company completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which are referred to as the 5.568%

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Revolving Credit Facility—The Company has a $400 million revolving credit facility for working capital, capital expenditures and other business purposes. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.9 million outstanding under the revolving credit facility as of December 31, 2007.

The Company reached an agreement with its lenders on March 16, 2008 to amend its revolving credit facility. While the amendment reduces the facility size from $400 million to $300 million at the outset, the facility’s net worth covenant is reduced to $1.5 billion. In calculating the Company’s net worth under the covenant, the amendment allows the Company to exclude unrealized CDS-related mark-to-market losses of FGIC, RAM Re and PMI Europe and include accumulated other comprehensive income. The Company’s ability to borrow under the amended facility is subject to a number of conditions, including that the stock of PMI have been pledges in favor of the lenders under the facility in form and substance satisfactory to the administrative agent and a majority in interest of the lenders in their sole and absolute discretion. The revolving credit facility contains certain additional financial covenants and restrictions.

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

	As of December 31,
	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$3,266,693	$3,266,693	$2,826,853	$2,826,853
Equity securities	459,566	459,566	411,024	411,024
Short-term investments	2,892	2,892	6,181	6,181
Cash and cash equivalents	427,912	427,912	506,082	506,082
Accrued investment income	53,329	53,329	45,232	45,232
Liabilities
Derivative liabilities	$26,921	$26,921	$3,660	$3,660
Senior Notes, 6.000%	250,000	213,518	250,000	254,595
Senior Notes, 6.625%	150,000	132,975	150,000	161,625
Senior Notes, 5.568%	45,000	44,558	45,000	44,892
Junior Subordinated Debentures, 8.309%	51,593	53,256	51,593	53,821

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the years ended:

	2007	2006	2005
	(Dollars in thousands)
Premiums written
Direct	$1,207,256	$993,584	$1,002,548
Assumed	31,200	42,726	20,526
Ceded	(198,220)	(174,696)	(177,385)

Net premiums written	$1,040,236	$861,614	$845,689

Premiums earned
Direct	$1,168,992	$987,087	$980,168
Assumed	22,187	47,501	16,874
Ceded	(196,007)	(174,058)	(179,440)

Net premiums earned	$995,172	$860,530	$817,602

Losses and loss adjustment expenses
Direct	$1,235,166	$303,397	$260,877
Assumed	8,432	985	(82)
Ceded	(40,594)	(1,446)	(3,016)

Net losses and LAE	$1,203,004	$302,936	$257,779

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 90.6% of total ceded premiums written in each of 2007 and 2006 compared to 89% in 2005. Reinsurance recoverables on losses incurred in U.S. Mortgage Insurance Operations were $35.9 million as of December 31, 2007, $2.9 million as of December 31, 2006 and $2.5 million as of December 31, 2005.

NOTE 12.    INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Current	$6,802	$121,397	$68,728
Deferred	(218,892)	18,667	62,934

Total income tax (benefit) expense	$(212,090)	$140,064	$131,662

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the contingency reserves. The Company purchased $51.0 million and $90.0 million of tax and loss bonds in 2006 and 2005, respectively, and did not purchase any tax and loss bonds in 2007. The Company redeemed tax and loss bonds of $62.7 million in 2007 and $48.6 million in 2006. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense. The increase in current and decrease in deferred income tax expense in 2006 as compared to 2005 is primarily attributable to reduced purchases of tax and loss bonds offset by an increase in utilization of alternative minimum tax credits. The decrease in current and deferred income tax expense in 2007 as compared to 2006 is primarily attributable to the reversal of contingency reserve deductions related to tax and loss bonds.

The components of the income tax expense for 2007 included a foreign provision for current tax expense of $36.1 million and a deferred tax benefit of $2.1 million primarily related to PMI Australia and PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on (loss) income from operations before income taxes is shown in the following table:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	2.5	(4.9)	(5.0)
Equity in (losses) earnings from unconsolidated subsidiaries	(4.3)	(5.6)	(4.5)
Valuation allowance	(14.9)	—	—
State taxes, net	0.4	0.7	0.4
Foreign taxes, net	0.3	(0.9)	(1.1)
Other	(0.2)	0.7	(0.5)

Effective income tax rate	18.8%	25.0%	24.3%

PMI has provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries and foreign corporate joint ventures, except to the extent that such earnings are reinvested indefinitely.

The Company has foreign net operating loss carryforwards of approximately $18 million that will expire in 2012-2027, or will carryforward indefinitely. The Company has recorded a tax benefit of $0.9 million attributable to these losses, based on the expectation that such losses will be utilized in future years. Additionally, state deferred tax liabilities related to investments in certain subsidiaries reflect tax benefits of approximately $2.6 million attributable to approximately $21 million of state operating loss carryforwards that could reduce future dividend income.

The Company has tax credit carryforwards of approximately $55.5 million, primarily related to Alternative Minimum Taxes.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities for the years ended are as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
AMT and other credits	$55,473	$51,989
Discount on loss reserves	18,382	6,861
Unearned premium reserves	3,157	7,141
Basis difference on investments in unconsolidated subsidiaries	214,258	—
Pension costs and deferred compensation	12,986	16,472
Other assets	9,425	22,382

Total deferred tax assets	313,681	104,845

Deferred tax liabilities:
Contingency reserve deduction, net of tax and loss Bonds	2,339	64,037
Deferred policy acquisition costs	5,581	17,144
Unrealized net gains on investments	10,584	43,895
Software development costs	21,683	24,959
Equity in earnings from unconsolidated subsidiaries	40,123	55,646
Other liabilities	9,829	12,157

Total deferred tax liabilities	90,139	217,838

Net deferred tax asset (liability)—before valuation allowance	223,542	(112,993)
Valuation allowance	(168,103)	—

Net deferred tax asset (liability)—after valuation allowance	$55,439	$(112,993)

The Company established a valuation allowance of approximately $168.1 million against a $214.3 million deferred tax asset, upon the recognition of losses from FGIC and RAM Re, in excess of tax basis. The Company did not record a full valuation against the deferred tax asset, as it is management’s expectation that some portion of the tax benefit may be realized. Additional tax benefits could be recognized in the future if management determines that realization is more likely than not to occur.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $15.6 million increase in deferred tax liabilities, which was accounted for as a reduction to the January 1, 2007 balance of consolidated retained earnings. This liability was accrued upon adoption of FIN 48 and after consideration of certain 2004 California legislation relating to the taxation of insurance companies that could impact the Company’s future tax payments. Additionally, the Company has unrecognized tax benefits of approximately $2.6 million as of December 31, 2007, which if recognized, would affect the Company’s future effective tax rate. Of this total, approximately $2.5 million had been accrued as of December 31, 2006.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When incurred, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company incurred interest and penalties of approximately $0.1 million in 2007. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
California	from 2003 to present
Australia	from 2001 to present
New Zealand	from 2002 to present
Ireland	from 2005 to present
Canada	from 2006 to present
Hong Kong	from 2006 to present

As of December 31, 2007, while the Company is subject to federal examination in the U.S. from 2001 through the present, the IRS has recently closed its audit for taxable years 2001 through 2003.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases and capital leases in the aggregate for the five years subsequent to 2007 and thereafter are as follows:

	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
Year ending December 31,
2008	$642	$5,328	$5,970
2009	642	4,933	5,575
2010	161	4,181	4,342
2011	—	3,308	3,308
2012	—	2,671	2,671
Thereafter	—	1,518	1,518

Total minimum lease payments	$1,445	$21,939	$23,384

Rent expense for all leases was $6.4 million for 2007, $6.4 million for 2006 and $5.3 million for 2005.

Income Taxes—As of December 31, 2007, no tax issues from the recently closed audit have been presented that would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Indemnification—SPS—As part of the sale of the Company’s interest in SPS in 2005, the Company and SPS’s other prior shareholders have indemnified CSFB for certain liabilities relating to SPS’s operations. Based

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the settlement agreement dated January 25, 2008, there was no indemnification obligation remaining related to SPS.

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

Funding Obligations—The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2007, the Company had committed to fund, if called upon to do so, $6.7 million of additional equity in certain limited partnership investments. In addition, the Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

Collateral Support Agreements—PMI Europe has entered into a number of collateral support agreements in respect of certain credit default swap and reinsurance transactions it has concluded. Under these agreements PMI Europe may be required to pledge collateral for the benefit of the counterparty. PMI Europe has pledged collateral of $4.2 million for one credit default swap transaction.

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

NOTE 14.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—In March 2007, the Company repurchased 325,000 common shares for $14.2 million under a $400 million common share repurchase program authorized by the Board of Directors in July 2006. In February 2007, the Board of Directors authorized a common share repurchase program in an amount not to exceed $150 million. Pursuant to this program, in June 2007, the Company repurchased 468,500 common shares for $22.7 million, or $48.48 per common share. In July 2007, the Board of Directors increased the $150 million repurchase authorization to $300 million. From July 1, 2007 through September 30, 2007, the Company repurchased 5,454,381 common shares for $178.0 million, or $32.64 per common share. While approximately $100.0 million remains on the $300 million repurchase authorization, the Company did not repurchase any common shares in the fourth quarter of 2007.

In May 2007, upon completion of a $345 million accelerated share repurchase program entered into in 2006, The PMI Group received the final delivery of 436,152 common shares bringing the total received under the accelerated share repurchase program to 7,624,700 shares. The average price paid per common share upon completion of this program was $45.25 per common shares.

Dividends—PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, credit rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group in the form of a return of capital. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. In 2007, PMI paid $165 million in dividends to The PMI Group. As of December 31, 2007, there was $185 million of remaining approved dividends.

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

NOTE 15.    BENEFIT PLANS

Effective January 1, 2003, all U.S. full-time and part-time employees of the Company are eligible to participate in The PMI Group, Inc. Retirement Plan (the “Plan”), a noncontributory defined benefit plan. The Plan generally has been funded by the Company to the fullest extent permitted by federal income tax rules and regulations. In addition, certain employees whose annual earnings exceed $220,000 under Internal Revenue Code (“IRC”) Section 401(a)(17) and limits established under IRC Section 415, participate in The PMI Group, Inc. Supplemental Employee Retirement Plan (“The SERP Plan”), a noncontributory defined benefit plan. Benefits under both pension plans are based upon the employees’ length of service, average annual compensation and estimated social security retirement benefits.

On May 17, 2007, The PMI Group’s Board of Directors approved an amendment to the Retirement Plan. The amendment changed the Plan’s benefit formula from a “final pay” pension formula to a cash balance formula. The amendment takes effect immediately for employees hired or rehired on or after September 1, 2007.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The reconciliation of the beginning and ending balances of the projected benefit obligation and fair value of plan assets for the years ended and the accumulated benefit obligation at year end is as follows:

	Pension Benefits (including SERP)			Other Post-Employment Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands, except percentages)
Funded Status
Projected Benefit Obligation
Benefit obligation at January 1	$85,921	$94,105	$78,508	$10,248	$9,875	$8,938
Service cost	8,278	10,249	9,456	507	564	617
Interest cost	5,226	6,007	4,950	648	585	507
Actuarial loss (gain)	1,696	(3,735)	5,169	27	(393)	13
Benefits paid	(3,302)	(6,770)	(3,978)	(384)	(383)	(200)
Effect of plan amendments	(11,855)	—	—	—	—	—
Effect of settlement	—	(13,935)	—	—	—	—

Benefit obligation at December 31	$85,964	$85,921	$94,105	$11,046	$10,248	$9,875

Fair Value of Plan Assets
Fair value of plan assets at January 1	$77,596	$64,904	$60,279	$—	$—	$—
Actual return on plan assets	6,576	9,139	4,029	—	—	—
Company contribution	10,228	24,258	4,574	384	383	200
Benefits paid	(3,302)	(20,705)	(3,978)	(384)	(383)	(200)

Fair value of plan assets at December 31	$91,098	$77,596	$64,904	$—	$—	$—

Funded status
Funded status of plan at December 31	$5,134	$(8,325)	$(29,201)	$(11,046)	$(10,248)	$(9,875)

Accumulated benefit obligation	$77,571	$65,368	$65,085	N/A	N/A	N/A

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the overfunded status of the pension benefits is the underfunded status of The SERP Plan of $6.8 million and the overfunded status of PMI’s retirement plan of $11.9 million resulting in a net overfunded status of $5.1 million. No plan assets are expected to be returned to the Company during the year ending December 31, 2008.

	Pension Benefits (including SERP)			Other Post-Employment Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands, except percentages)
Components of net periodic benefit cost
Service cost	$8,278	$10,249	$9,456	$507	$564	$617
Interest cost	5,226	6,007	4,950	648	585	507
Expected return on assets	(6,968)	(5,728)	(4,725)	—	—	—
Prior service cost amortization	(964)	(21)	(21)	(838)	(838)	(838)
Actuarial loss recognized	463	1,200	666	437	338	305
Additional cost related to settlement	—	6,164	—	—	—	—

Net periodic benefit cost	$6,035	$17,871	$10,326	$754	$649	$591

Assumptions to determine net periodic benefit cost
Discount rate	6.06%*	5.75%	5.75%	5.89%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	9.00%	9.00%	10.00%

Expected benefit payments
2008	$10,104			$412
2009	$9,814			$478
2010	$10,296			$531
2011	$13,105			$575
2012	$11,222			$624
2013-2017	$58,788			$3,728

*	Prior to the plan amendment in May 2007, the discount rate used to determine the net periodic cost was 5.95%

In 2007, the Company contributed $10 million to its Retirement Plan. The benefit costs for 2007 decreased from 2006 primarily due to the settlement charges in 2006 and the amendment to the Retirement Plan in May 2007 (discussed above). The amendment reduced the Plan’s projected benefit obligation by $11.8 million and the reduction was recorded as an adjustment to accumulated other comprehensive income on the Company’s consolidated balance sheet. The adjustment will be amortized through other underwriting and operating expenses over time.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated benefit obligation for its Retirement Plan and SERP Plan at December 31, 2007 was $72.5 million and $5.1 million, the combination of which equals the $77.6 million accumulated benefit obligation. As of December 31, 2007, the combined fair value of plan assets is approximately $13.5 million higher than our combined accumulated benefit obligation. The health care cost trend on covered charges for other postretirement benefits was 9.0% in 2007, which will be reduced to 5% in 2013.

	Target Allocation	Percentage of Plan Assets at December 31,
		2007	2006
Asset allocation:
U.S. stocks	40% - 60%	55%	54%
International stocks	0% - 30%	16%	16%
U.S. fixed income securities	20% - 50%	29%	30%
U.S. cash and cash equivalents	0% - 10%	0%	0%

Total		100%	100%

The primary objective of the Plan is to provide retirement income for Plan participants and their beneficiaries in accordance with the terms of the Plan. As such, the key objective in the Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. A secondary financial objective is to reduce reliance on contributions as a source of benefit payments. As such, Plan assets are invested to maximize the Plan’s funded ratios over the long-term while managing the downside risk. The strategic asset allocation ranges represent a long-term perspective. Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. These divergences should be of a relatively short-term nature, unless the circumstances warrant a longer term divergence from the permissible ranges. The Company evaluates and rebalances asset allocations as appropriate and reviews the Plan to make sure that the Plan remains properly funded to protect the benefit security of the participants. The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally exceeding the minimum amounts required by the Employee Retirement Income Security Act. In January 2008, the Company contributed $10 million to the Plan.

Savings and Profit Sharing Plans—All U.S. full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $2.1 million for 2007, $3.3 million for 2006, $3.2 million for 2005. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k) Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan was $17.7 million and $22.5 million as of December 31, 2007 and 2006, respectively, and is included in other liabilities and accrued expenses.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Based on the features of the ESPP, it is considered compensatory according to the provisions of SFAS No. 123R. Under the ESPP, the Company issued 151,953 treasury shares in 2007, 128,467 treasury shares in 2006 and 139,884 treasury shares in 2005. SFAS No. 123(R) requires expense recognition of the amount of the discount to current fair value of ESPP shares purchased by employees.

Impact of SFAS No. 123R—The Company has recognized compensation expense for all awards granted based on the estimated grant date fair value method using the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. For stock options, compensation expense is recognized using the accelerated amortization method. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected share price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the year ended December 31, 2007 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

SFAS No. 123R requires cash flows resulting from gross excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to share compensation costs for such options. Cash received from option exercises and the ESPP for the years ended December 31, 2007, 2006 and 2005, was $27.3 million, $41.6 million and $20.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $7.0 million, $6.2 million and $3.8 million, respectively.

The Company recognized $16.1 million share-based compensation expense in 2007 compared to $12.2 million in 2006. As of December 31, 2007, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to employees. This unrecognized expense is expected to be recognized over a weighted average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	22.9%	28.8%	30.6%
Expected dividends	0.48%	0.49%	0.47%
Expected term (in years)	4.2	4.3	6.0
Risk-free rates	4.59%	4.40%	4.23%

Share-Based Compensation Activity

A summary of the share-based compensation activity under the Equity Incentive Plan as of December 31, 2007, 2006 and 2005 and changes during the three years then ended is presented below:

	2007		2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	6,326,883	$35.26	6,289,941	$32.40	5,851,792	$30.33
Granted	1,587,047	$46.93	1,352,693	$43.02	1,321,316	$38.21
Exercised	(894,710)	$26.97	(1,281,025)	$30.89	(839,000)	$26.46
Forfeited/expired	(46,732)	$43.63	(34,726)	$27.68	(44,167)	$35.48

Outstanding at end of year	6,972,488	$38.89	6,326,883	$35.26	6,289,941	$32.40

Vested and Exercisable at year end	4,589,129	$35.44	5,077,409	$33.34	5,959,913	$32.61
Weighted-average fair value of options granted		$11.89		$12.84		$13.94
Reserved for future grants	2,923,422	—	4,494,737	—	5,879,431	—

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during 2007, 2006 and 2005, was $19.8 million, $18.7 million, $11.4 million, respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2007 and vested and exercisable as of December 31, 2007 was 6.1 and 4.6 years, respectively. There was no aggregate intrinsic value for the options outstanding as of December 31, 2007 or for the options vested and exercisable as of December 31, 2007.

NOTE 17.    BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present segment income or loss and balance sheets as of and for the years indicated:

	Year Ended December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$800,937	$192,545	$1,633	$57	$995,172
Net investment income	110,355	86,016	9,206	8,425	214,002
Net realized investment gains (losses)	4,587	42	(38,850)	9,437	(24,784)
Other income (loss)	85	(13,619)	—	14,308	774

Total revenues	915,964	264,984	(28,011)	32,227	1,185,164

Losses and expenses
Losses and LAE	1,096,093	104,262	2,649	—	1,203,004
Amortization of deferred policy acquisition costs	84,214	19,713	958	—	104,885
Other underwriting and operating expenses	95,557	52,475	2,505	79,256	229,793
Interest expense	108	6	2,925	30,359	33,398

Total losses and expenses	1,275,972	176,456	9,037	109,615	1,571,080

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(360,008)	88,528	(37,048)	(77,388)	(385,916)
Equity in earnings (losses) from unconsolidated subsidiaries	17,119	—	(758,833)	214	(741,500)

(Loss) income before income taxes	(342,889)	88,528	(795,881)	(77,174)	(1,127,416)
Income tax (benefit) expense	(152,073)	33,538	(64,211)	(29,344)	(212,090)

Net (loss) income	$(190,816)	$54,990	$(731,670)	$(47,830)	$(915,326)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$687,993	$172,471	$1	$65	$860,530
Net investment income	105,893	65,842	2,037	21,529	195,301
Net realized investment gains (losses)	3,789	3,602	—	(4,635)	2,756
Other (loss) income	(69)	6,684	—	13,526	20,141

Total revenues	797,606	248,599	2,038	30,485	1,078,728

Losses and expenses
Losses and LAE	263,037	39,901	—	(2)	302,936
Amortization of deferred policy acquisition costs	51,979	16,378	1	—	68,358
Other underwriting and operating expenses	100,569	41,935	716	93,753	236,973
Interest expense	2	125	569	37,359	38,055

Total losses and expenses	415,587	98,339	1,286	131,110	646,322

Income (loss) before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	382,019	150,260	752	(100,625)	432,406
Equity in earnings (losses) from unconsolidated subsidiaries	20,308	—	107,213	(212)	127,309

Income (loss) before income taxes	402,327	150,260	107,965	(100,837)	559,715
Income tax expense (benefit)	112,010	46,747	10,706	(29,399)	140,064

Net income (loss)	$290,317	$103,513	$97,259	$(71,438)	$419,651

	Year Ended December 31, 2005
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$665,190	$152,336	$—	$76	$817,602
Net investment income	104,339	57,155	—	17,969	179,463
Net realized investment gains (losses)	4,563	75	—	(2,588)	2,050
Other (loss) income	(1)	2,825	—	17,959	20,783

Total revenues	774,091	212,391	—	33,416	1,019,898

Losses and expenses
Losses and LAE	253,440	4,339	—	—	257,779
Amortization of deferred policy acquisition costs	59,647	14,740	—	—	74,387
Other underwriting and operating expenses	103,149	41,855	—	68,645	213,649
Interest expense	6	8	—	31,123	31,137

Total losses and expenses	416,242	60,942	—	99,768	576,952

Income (loss) before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	357,849	151,449	—	(66,352)	442,946
Equity in earnings (losses) from unconsolidated subsidiaries	18,811	—	79,752	(678)	97,885

Income (loss) before income taxes	376,660	151,449	79,752	(67,030)	540,831
Income tax expense (benefit)	101,221	45,996	7,553	(23,108)	131,662

Net income (loss)	$275,439	$105,453	$72,199	$(43,922)	$409,169

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,155,173	$1,693,230	$201,632	$107,028	$4,157,063
Investments in unconsolidated subsidiaries	131,225	—	163,661	14,914	309,800
Property, equipment and software, net of accumulated depreciation and amortization	75,884	6,549	187	79,142	161,762
Other assets	234,422	100,908	56,828	49,657	441,815

Total assets	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

Liabilities
Reserve for losses and LAE	$1,133,080	$106,869	$2,650	$—	$1,242,599
Unearned premiums	107,200	497,309	6,709	29	611,247
Long-term debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	129,246	75,416	2,892	(515)	207,039

Total liabilities	1,369,526	679,594	62,251	446,107	2,557,478
Shareholders’ equity (deficit)	1,227,178	1,121,093	360,057	(195,366)	2,512,962

Total liabilities and shareholders’ equity	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

	December 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$1,990,326	$1,349,069	$210,277	$200,468	$3,750,140
Investments in unconsolidated subsidiaries	132,403	—	950,249	17,735	1,100,387
Property, equipment and software, net of accumulated depreciation and amortization	87,139	4,002	—	82,987	174,128
Other assets	185,820	78,927	4,292	23,861	292,900

Total assets	$2,395,688	$1,431,998	$1,164,818	$325,051	$5,317,555

Liabilities
Reserve for losses and LAE	$366,182	$48,554	$—	$—	$414,736
Unearned premiums	106,445	412,196	1,589	34	520,264
Long-term debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	283,544	58,010	41,440	(65,622)	317,372

Total liabilities	756,171	518,760	93,029	381,005	1,748,965
Shareholders’ equity (deficit)	1,639,517	913,238	1,071,789	(55,954)	3,568,590

Total liabilities and shareholders’ equity	$2,395,688	$1,431,998	$1,164,818	$325,051	$5,317,555

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

The following table presents PMI’s statutory net (loss) income, statutory surplus and contingency reserve liability as of and for the years ended as follows:

	2007	2006	2005
	(Dollars in thousands)
Statutory net (loss) income	$(302,751)	$315,137	$291,862
Statutory surplus	$605,876	$619,460	$619,149
Contingency reserve liability	$2,341,956	$2,738,358	$2,589,290

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve included in total liabilities, with annual additions equal to 50% of premiums earned for that year. During 2007, PMI contributed $403.4 million to the reserve. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. During 2007, $191.7 million was released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses. In compliance with Arizona statute, the Company requested a withdrawal of $608.0 million from its contingency reserves related to actual losses that exceeded 35% of the corresponding earned premiums. The Arizona Department of Insurance approved the $608.0 million contingency reserve withdrawal in a letter dated February 12, 2008.

NOTE 19.    CAPITAL SUPPORT AGREEMENTS

In 2001, PMI executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 18.0 to 1. PMI’s obligation under the agreement is limited to an aggregate amount of $37.7 million, exclusive of capital contributions made prior to April 10, 2001. As of December 31, 2007, CMG MI’s risk-to-capital ratio was 14.6 to 1 compared to 12.6 to 1 as of December 31, 2006.

PMI has entered into various capital support agreements with PMI Australia, PMI Europe, PMI Guaranty, and PMI Canada that could require PMI to make additional capital contributions to those subsidiaries. The PMI Group guarantees the performance of PMI’s capital support obligations to PMI Australia, PMI Europe and PMI Guaranty. The capital support agreement and corresponding guarantee for PMI Guaranty and capital support agreement for PMI Canada are limited to $650 million and $300 million, respectively.

On October 27, 1994, Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or The PMI Group. In the event any amounts are paid or contributed, the likelihood of which management believes is remote, Allstate would receive subordinated debt or preferred stock of PMI or The PMI Group in return. No payment obligations have arisen under the Runoff Support Agreement. As of December 31, 2007, less than $372 million of risk in force was subject to the Runoff Support Agreement.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2007	First	Second	Third	Fourth	Year *
	(Dollars in thousands, expect per share data)
Total operations:
Revenues**	$294,488	$299,621	$309,572	$281,483	$1,185,164
Net income (loss)	$102,033	$83,833	$(86,773)	$(1,014,419)	$(915,326)
Basic EPS	1.17	0.97	(1.04)	(12.51)	(10.81)
Diluted EPS	1.16	0.95	(1.04)	(12.51)	(10.81)

2006	First	Second	Third	Fourth	Year *
	(Dollars in thousands, expect per share data)
Total operations:
Revenues**	$260,233	$267,151	$269,429	$281,915	$1,078,728
Net income	$105,348	$109,615	$104,238	$100,450	$419,651
Basic EPS	1.18	1.24	1.22	1.21	4.85
Diluted EPS	1.09	1.14	1.16	1.19	4.57

*	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
**	The revenues do not include equity in (losses) earnings from unconsolidated subsidiaries.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

The information concerning The PMI Group’s directors, including audit committee financial experts, as well as certain other information concerning our executive officers, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report, which is incorporated by reference herein.

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

Certain other documents relating to The PMI Group’s corporate governance, including the Code of Business Conduct and Ethics, which is applicable to The PMI Group’s directors, officers and employees, the Board of Directors Guidelines on Significant Corporate Governance Issues, and the charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee of The PMI Group Board of Directors, are available on The PMI Group’s website address at http://www.pmigroup.com. In 2007, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(A) of the NYSE’s Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Directors’ Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2008 Annual Meeting of Stockholders under “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following financial statements are included in Item 8.

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 17th day of March, 2008.

THE PMI GROUP, INC.

BY:	/s/ L. STEPHEN SMITH
L. Stephen Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ L. STEPHEN SMITH L. Stephen Smith	Chief Executive Officer, Director	March 17, 2008

/s/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President and Chief Financial Officer	March 17, 2008

/s/ THOMAS H. JETER Thomas H. Jeter	Senior Vice President, Chief Accounting Officer and Corporate Controller	March 17, 2008

/s/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 17, 2008

/s/ DR. JAMES C. CASTLE Dr. James C. Castle	Director	March 17, 2008

/s/ CARMINE GUERRO Carmine Guerro	Director	March 17, 2008

/s/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 17, 2008

/s/ LOUIS G. LOWER II Louis G. Lower II	Director	March 17, 2008

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 17, 2008

/s/ JOHN D. ROACH John D. Roach	Director	March 17, 2008

/s/ DR. KENNETH T. ROSEN Dr. Kenneth T. Rosen	Director	March 17, 2008

Name	Title	Date

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	March 17, 2008

/s/ JOSÉ H. VILLARREAL José H. Villarreal	Director	March 17, 2008

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 17, 2008

/s/ RONALD H. ZECH Ronald H. Zech	Director	March 17, 2008

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

	Year ended December 31,
	2007	2006	2005
	(In thousands)
REVENUES
(Losses) earnings from wholly-owned subsidiaries	$(163,575)	$353,179	$350,482
Investment income	10,394	21,290	17,250
Net realized investment losses	(29,062)	(4,635)	(488)
Other (loss) income	(1,206)	25	(1,748)

Total revenues	(183,449)	369,859	365,496

EXPENSES
Underwriting and operating expenses	41,360	44,856	31,926
Net costs to exchange and extinguish long-term debt	—	2,044	—
Interest expense	33,283	37,928	31,123

Total expenses	74,643	84,828	63,049

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(258,092)	285,031	302,447
Equity in (losses) earnings from unconsolidated subsidiaries	(741,500)	127,309	97,885

(Loss) income before income tax benefit	(999,592)	412,340	400,332
Income tax benefit	84,266	7,311	8,837

NET (LOSS) INCOME	$(915,326)	$419,651	$409,169

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

PARENT COMPANY ONLY

	As of December 31,
	2007	2006
	(Dollars in thousands, except per share data)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost of $38,427 and $40,999)	$38,457	$41,422
Equity securities—common stock	1,242	—

Total investments	$39,699	$41,422
Cash and cash equivalents	38,732	140,639
Investments in wholly-owned subsidiaries	2,502,316	2,750,369
Investments in unconsolidated subsidiaries	309,800	1,100,387
Other assets	142,746	133,898

Total assets	$3,033,293	$4,166,715

LIABILITIES
Long-term debt	$496,593	$496,593
Other liabilities	23,738	101,532

Total liabilities	520,331	598,125

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,120,144 and 86,747,031 shares outstanding	1,193	1,193
Additional paid-in capital	890,598	858,188
Treasury stock, at cost (38,193,623 and 32,566,736 shares)	(1,354,601)	(1,164,214)
Retained earnings	2,660,695	3,609,343
Accumulated other comprehensive income, net of deferred taxes	315,077	264,080

Total shareholders’ equity	2,512,962	3,568,590

Total liabilities and shareholders’ equity	$3,033,293	$4,166,715

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

PARENT COMPANY ONLY

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
NET (LOSS) INCOME	$(915,326)	$419,651	$409,169
Change in unrealized gains on investments, net of deferred tax (benefit) expense of $(26,501), $497 and $(13,674), respectively	(61,937)	(2,840)	(23,183)
Net unrealized losses from derivatives designated as cash flow hedges, net of tax	—	(5,864)	—
Accretion of cash flow hedges to interest expense	398	116	—
Change in currency translation gains	108,660	65,400	(55,033)
Pension adjustment (including plan amendments), net of deferred tax	3,876	—	—

Other comprehensive income (loss), net of taxes	50,997	56,812	(78,216)

COMPREHENSIVE (LOSS) INCOME	$(864,329)	$476,463	$330,953

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(915,326)	$419,651	$409,169
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Losses (earnings) from wholly-owned subsidiaries	163,575	(353,179)	(350,482)
Equity in losses (earnings) from unconsolidated subsidiaries	741,500	(127,309)	(97,885)
Net realized investment losses	29,062	4,635	488
Depreciation and amortization	830	2,209	2,017
Compensation expense related to stock options and employee stock purchase plan	16,652	12,152	—
Excess tax benefits on the exercise of employee stock options	(4,001)	(2,838)	—
Net costs to exchange and extinguish long-term debt	—	2,044	—
Deferred income taxes	(53,385)	(9,749)	16,514
Changes in related party receivables, net of payables	(2,739)	(54,228)	13,420
Other	(24,659)	(17,391)	23,499

Net cash (used in) provided by operating activities	(48,491)	(124,003)	16,740

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	2,756	130,390	53,665
Proceeds from sale of equity investment held for sale	—	14,184	98,846
Investments in unconsolidated subsidiaries, net of distributions	2,209	1,782	3,744
Investment in subsidiaries	(21,013)	(136,624)	(55,033)
Dividends received from subsidiaries	165,000	360,000	309,485
Purchases of equity securities	(4,930)	—	—
Net change in short-term investments	—	116,914	(3,618)

Net cash provided by investing activities	144,022	486,646	407,089

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	385,993	—
Net repurchase of senior notes	—	(298,768)	—
Extinguish and repayment of long-term debt, net of expenses	—	(425,338)	—
Proceeds from issuance of common shares	—	345,000	—
Purchase of treasury stock	(214,996)	(535,000)	(250,002)
Proceeds from issuance of treasury stock	31,260	41,728	—
Excess tax benefits on the exercise of employee stock options	4,001	2,838	29,879
Dividends paid to shareholders	(17,703)	(18,045)	(17,795)

Net cash used in financing activities	(197,438)	(501,592)	(237,918)

Net (decrease) increase in cash and cash equivalents	(101,907)	(138,949)	185,911
Cash and cash equivalents at beginning of year	140,639	279,588	93,677

Cash and cash equivalents at end of year	$38,732	$140,639	$279,588

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

Certain items in the prior years’ financial statements have been reclassified to conform to the current year’s financial statements presentation.

The preparation of the condensed financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

B. Investments

The Parent Company classifies its fixed income securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income, net of deferred taxes. Changes in fair value are reported as a component of other comprehensive income. The Parent Company’s investments in fixed income securities are comprised of corporate bonds and U.S. federal agency securities.

C. Investments in Unconsolidated Subsidiaries

Investments in the Parent Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The carrying value of the investments in the Parent Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios.

D. Long-Term Debt and Revolving Credit Facility

As of December 31, 2007 and 2006, the carrying value of long-term debt outstanding issued by The PMI Group, was as follows:

	As of December 31,
	2007	2006
	(In thousands)
6.000% Senior Notes, due 2016	$250,000	$250,000
6.625% Senior Notes, due 2036	150,000	150,000
5.568% Senior Notes, due November 15, 2008 (1)	45,000	45,000
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	51,593

Total debt	$496,593	$496,593

(1)	Prior to August 10, 2006, the interest rate on these Senior Notes was 3.0%. Pursuant to the remarketing that occurred on August 10, 2006, the interest rate was increased to 5.568%.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2007, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $8.2 million (pre-tax).

5.568% Senior Notes—In August 2006, the Company completed the remarketing of approximately $345 million in principal amount of senior notes maturing in November 2008, which are referred to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300 million in principal amount of the 5.568% Senior Notes, leaving $45 million in principal amount of these notes outstanding after completion of the remarketing.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Revolving Credit Facility—The Parent Company has a $400 million revolving credit facility for working capital, capital expenditures and other business purposes. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 23 to 1. There are no amounts outstanding related to the facility. There were three letters of credit for approximately $1.9 million outstanding under the revolving credit facility as of December 31, 2007.

The Company reached an agreement with its lenders on March 16, 2008 to amend its revolving credit facility. While the amendment reduces the facility size from $400 million to $300 million at the outset, the facility’s net worth covenant is reduced to $1.5 billion. In calculating the Company’s net worth under the covenant, the amendment allows the Company to exclude unrealized CDS-related mark-to-market losses of FGIC, RAM Re and PMI Europe and include accumulated other comprehensive income. The Company’s ability to borrow under the amended facility is subject to a number of conditions, including that the stock of PMI have been pledges in favor of the lenders under the facility in form and substance satisfactory to the administrative agent and a majority in interest of the lenders in their sole and absolute discretion. The revolving credit facility contains certain additional financial covenants and restrictions.

E. Net Realized Investment Gains (Losses)

Included in the net realized investment gains (losses) was a $12.7 million settlement gain related to the favorable resolution of certain indemnifications associated with SPS. Also included in the net realized investment gains (losses) was a $38.5 million of an other-than-temporary impairment of the Parent Company’s investment in RAM Re due to continuing deterioration of the credit market, rating agency actions and declines in RAM Re’s share price.

F. Dividends from Subsidiaries

During 2007, 2006 and 2005, the Parent Company received $165.0 million, $360.0 million and $309.5 million, respectively, of cash dividends.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2007, 2006 and 2005

Segment	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Equity in (losses) earnings
	(Dollars in thousands)
2007
U.S. MI (1)	$10,473	$1,133,080	$107,200	$799,747	$800,937	$110,355	$1,096,093	$84,214	$95,557	$17,119
International Operations	45,327	106,869	497,309	233,684	192,545	86,016	104,262	19,713	52,475	—
Financial Guaranty	3,911	2,650	6,709	6,753	1,633	9,206	2,649	958	2,505	(758,833)
Corporate and Other	—	—	29	52	57	8,425	—	—	79,256	214

Total	$59,711	$1,242,599	$611,247	$1,040,236	$995,172	$214,002	$1,203,004	$104,885	$229,793	$(741,500)

2006
U.S. MI (1)	43,523	366,182	106,445	658,576	687,993	105,893	263,037	51,979	100,569	20,308
International Operations	42,538	48,554	412,196	201,392	172,471	65,842	39,901	16,378	41,935	—
Financial Guaranty	947	—	1,589	1,590	1	2,037	—	1	716	107,213
Corporate and Other	—	—	34	56	65	21,529	(2)	—	93,753	(212)

Total	$87,008	$414,736	$520,264	$861,614	$860,530	$195,301	$302,936	$68,358	$236,973	$127,309

2005
U.S. MI (1)	48,310	345,536	162,368	667,128	665,190	104,339	253,440	59,647	103,149	18,811
International Operations	37,860	23,302	328,489	178,481	152,336	57,155	4,339	14,740	41,855	—
Financial Guaranty	—	—	—	—	—	—	—	—	—	79,752
Corporate and Other	—	3	42	80	76	17,969	—	—	68,645	(678)

Total	$86,170	$368,841	$490,899	$845,689	$817,602	$179,463	$257,779	$74,387	$213,649	$97,885

(1)	Represents U.S. Mortgage Insurance Operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2007, 2006 and 2005

Premiums Earned	Gross Amount	Assumed from Other Companies	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands, except percentages)
2007
Mortgage Guaranty	$1,164,181	$28,911	$197,920	$995,172	2.91%
2006
Mortgage Guaranty	$987,087	$48,761	$175,318	$860,530	5.67%
2005
Mortgage Guaranty	$980,168	$16,874	$179,440	$817,602	2.06%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

3.1a

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002 (File No. 001-13664)).

3.2

Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 001-13664)).

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

4.2a	Amendment to Rights Agreement, dated as of November 15, 2007, between The PMI Group, Inc. and American Stock Transfer & Trust Company.

4.3

Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee (incorporated by reference to exhibit 4.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

4.4

Indenture, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

4.5

Supplemental Indenture No. 1, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.31 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.1*

The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007), incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664).

10.1a*	Amendment No. 1, effective November 14, 2007, to The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007).

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

10.3*

The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement) (incorporated by reference to exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (File No. 001-13664)).

10.3a*	Amendment No. 1, effective February 20, 2008, to The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement).

Exhibit Number	Description of Exhibits
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

10.4b*

Amendment No. 2 to The PMI Group, Inc. Officer Deferred Compensation Plan (incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-8, filed on December 2, 2005 (File No. 333-130103)).

10.5*

The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement), incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664).

10.5a*

Amendment No. 1, effective February 20, 2008, to The PMI Group, Inc. The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement) (incorporated herein by reference to exhibit 10.1 the registrant’s current report on Form 8-K, filed on February 26, 2008 (File No. 001-13664)).

10.6*

Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors (incorporated by reference to exhibit 10.15 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003 (File No. 001-13664)).

10.7*

Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 001-13664)).

10.8*	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s report on Form 8-K, filed on February 23, 2005 (File No. 001-13664)).

10.8a*

Form of Amendment to Stock Option Agreement for Employees (incorporated by reference to exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005 (File No. 001-13664)).

10.9*

Form of Stock Option Agreement for Directors (incorporated by reference to exhibit 10.26 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003 (File No. 001-13664)).

10.10*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on May 20, 2005 (File No. 001-13664)).

10.11*

Form of Performance Share Agreement (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.12*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on October 15, 2004 (File No. 001-13664)).

10.13*

Summary of Compensation Arrangements Applicable to The PMI Group, Inc. Directors, Effective May 18, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the second quarter of 2007, filed on August 6, 2007 (File No. 001-13664)).

10.14*

The PMI Group, Inc. Supplemental Employee Retirement Plan Effective April 1, 1995 (Amended and Restated as of September 1, 2007) (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.15*

The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.5 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.16*

The PMI Group, Inc. Bonus Incentive Plan (September 19, 2007 Amendment and Restatement) (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.17*

The PMI Group, Inc. Retirement Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (File No. 001-13664)).

10.18	Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.19	Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.20

Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.21

Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.22

Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co. (incorporated by reference to exhibit 10.17 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.23

Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) (incorporated by reference to exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.23a

First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co. (incorporated by reference to the exhibit 10.19 to registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.24

First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company (incorporated by reference to exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.25

Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover (incorporated by reference to exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.26

The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

10.27

Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.28

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

10.28a

First Amendment to Stockholders’ Agreement, dated as of December 18, 2003 (incorporated by reference to exhibit 10.26a to the registrant’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005 (File No. 001-13664)).

10.28b

Second Amendment to Stockholders’ Agreement, dated as of February 24, 2004 (incorporated by reference to exhibit 10.26b to the registrant’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005 (File No. 001-13664)).

10.28c

Third Amendment to Stockholders’ Agreement, dated as of July 14, 2004 (incorporated by reference to exhibit 10.26c to the registrant’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005 (File No. 001-13664)).

10.28d

Fourth Amendment to Stockholders’ Agreement, dated as of October 25, 2005 (incorporated by reference to exhibit 10.26d to the registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 14, 2006 (File No. 001-13664)).

10.28e

Fifth Amendment to Stockholders’ Agreement, dated as of January 31, 2006 (incorporated by reference to exhibit 10.26e to the registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 14, 2006 (File No. 001-13664)).

10.29

Equity Commitment Letter, dated as of August 3, 2003, signed by The PMI Group, Inc, Falcons Acquisition Corp., FGIC Holdings, Inc. and General Electric Capital Corporation (incorporated by reference to exhibit 99.2 to the registrant’s current report on Form 8-K, filed on August 6, 2003 (File No. 001-13664)).

10.30	Form of Note (included in Exhibit 4.5).

10.31

Form of 6.000% Senior Note due 2016 (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.32

Form of 6.25% Senior Note due 2036 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.33

Option Agreement and Contingent Payment Agreement, dated August 12, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., FSA Portfolio Management, Inc., SPS Holding Corp., Select Portfolio Servicing, Inc. and Greenrange Partners LLC (incorporated by reference to exhibits 10.1 and 10.2 to the registrant’s current report on Form 8-K, filed on August 16, 2005 (File No. 001-13664)).

10.33a

First Amendment to the Option Agreement and Contingent Payment Agreement, dated as of October 4, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., FSA Portfolio Management, Inc., SPS Holding Corp., Select Portfolio Servicing, Inc. and Greenrange Partners LLC (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on October 11, 2005 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.34

Revolving Credit Agreement, dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto (“Revolving Credit Agreement”) (incorporated by reference to exhibit 10.10.1 to the registrant’s current report on Form 8-K, filed on October 30, 2006 (File No. 001-13664)).

10.35*	Form of Stock Unit Agreement for Employees.

10.36	Amendment No. 1, dated as of March 16, 2008, to Revolving Credit Agreement.

11.1	Statement re: Computation of Net Income Per Share.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consents of Ernst & Young LLP.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 (with Report of Independent Registered Public Accounting Firm).

*	Management or director contract or compensatory plan or arrangement