Form 10-K/A
period 2007-12-31
PMI GROUP INC
filed 2008-03-31
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

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

Large accelerated filer  ☒              Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller Reporting Company  ☐

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008 (the “Annual Report”), to include in Item 15 the financial statements of FGIC Corporation as required by Regulation S-X Rule 3-09. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

Item 15.	Exhibits and Financial Statements and Schedules.

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

Schedule II – Condensed Financial Information of Registrant

Schedule III – Supplementary Insurance Information

Schedule IV – Reinsurance

The following financial statements of FGIC Corporation are filed as Exhibit 99.2 and as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

3. Exhibits: Exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 31st day of March, 2008.

THE PMI GROUP, INC.

By	/s/ L. Stephen Smith
Name: L. Stephen Smith
Title: Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

3.1a	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002 (File No. 001-13664)).

3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 001-13664)).

4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

4.2	Rights Agreement (including form of rights certificate and certificate of designation) dated as of January 26, 1998, between The PMI Group, Inc. and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to exhibit 99.1 to the registrant’s Form 8-A12B, filed on February 2, 1998 (File No. 001-13664)).

4.2a	Amendment to Rights Agreement, dated as of November 15, 2007, between The PMI Group, Inc. and American Stock Transfer & Trust Company.

4.3	Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York, Inc., as Trustee (incorporated by reference to exhibit 4.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

4.4	Indenture, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

4.5	Supplemental Indenture No. 1, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.31 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.1*	The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007), incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664).

10.1a*	Amendment No. 1, effective November 14, 2007, to The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007).

10.2*	The PMI Group, Inc. Directors’ Deferred Compensation Plan, amended and restated as of July 21, 1999 (incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (No. 333-32190), filed on March 10, 2000).

10.2a*	Amendment No. 1 to The PMI Group, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to exhibit 10.5A to the registrant’s current report on Form 8-K, filed on December 20, 2004 (File No. 001-13664)).

10.3*	The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement) (incorporated by reference to exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (File No. 001-13664)).

10.3a*	Amendment No. 1, effective February 20, 2008, to The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement).

10.4*	The PMI Group, Inc. Officer Deferred Compensation Plan (effective July 1, 1997) (incorporated by reference to Appendix D to the registrant’s proxy statement filed on April 22, 2004 (File No. 001-13664)).

10.4a*	Amendment No. 1 to The PMI Group, Inc. Officer Deferred Compensation Plan, dated December 22, 2004 (incorporated by reference to exhibit 10.21a to the registrant’s current report on Form 8-K, filed on December 22, 2004 (File No. 001-13664)).

10.4b*	Amendment No. 2 to The PMI Group, Inc. Officer Deferred Compensation Plan (incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-8, filed on December 2, 2005 (File No. 333-130103)).

10.5*	The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement), incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664).

10.5a*	Amendment No. 1, effective February 20, 2008, to The PMI Group, Inc. The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement) (incorporated herein by reference to exhibit 10.1 the registrant’s current report on Form 8-K, filed on February 26, 2008 (File No. 001-13664)).

10.6*	Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors (incorporated by reference to exhibit 10.15 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003 (File No. 001-13664)).

10.7*	Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 001-13664)).

10.8*	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s report on Form 8-K, filed on February 23, 2005 (File No. 001-13664)).

10.8a*	Form of Amendment to Stock Option Agreement for Employees (incorporated by reference to exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005 (File No. 001-13664)).

10.9*	Form of Stock Option Agreement for Directors (incorporated by reference to exhibit 10.26 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003 (File No. 001-13664)).

10.10*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on May 20, 2005 (File No. 001-13664)).

10.11*	Form of Performance Share Agreement (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.12*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on October 15, 2004 (File No. 001-13664)).

10.13*	Summary of Compensation Arrangements Applicable to The PMI Group, Inc. Directors, Effective May 18, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the second quarter of 2007, filed on August 6, 2007 (File No. 001-13664)).

10.14*	The PMI Group, Inc. Supplemental Employee Retirement Plan Effective April 1, 1995 (Amended and Restated as of September 1, 2007) (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.15*	The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.5 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.16*	The PMI Group, Inc. Bonus Incentive Plan (September 19, 2007 Amendment and Restatement) (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.17*	The PMI Group, Inc. Retirement Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (File No. 001-13664)).

10.18	Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.19	Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.20	Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.21	Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.22	Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co. (incorporated by reference to exhibit 10.17 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

10.23	Mortgage Insurance Variable Quota Share Reinsurance Treaty effective January 1, 1991 issued to PMI Mortgage Insurance Co. by Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) (incorporated by reference to exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.23a	First Amendment to Mortgage Insurance Variable Quota Share Reinsurance Treaty made as of January 1, 1992 between Hannover and PMI Mortgage Insurance Co. (incorporated by reference to the exhibit 10.19 to registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.24	First Amendment to the Quota Share Primary Mortgage Reinsurance Agreement (No. 15031-940) made as of October 1, 1994 between PMI Mortgage Insurance Co. and Capital Mortgage Reinsurance Company (incorporated by reference to exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.25	Per Mortgage Excess of Loss Reinsurance Treaty effective January 1, 1994 issued to PMI Mortgage Insurance Co. by Hannover (incorporated by reference to exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.26	The Guarantee Agreement, dated February 4, 1997, between The PMI Group, Inc. (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

10.27	Amended and Restated Trust Agreement, dated as of February 4, 1997, among The PMI Group, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

10.28	Stockholders’ Agreement, dated as of August 3, 2003, among Falcons Acquisition Corp., The PMI Group, Inc., Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P. and Blackstone Family Investment Partnership IV-A L.P., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., Cypress Side-by-Side LLC, 55th Street Partners II L.P., CIVC/FGIC Investment Company LLC, CIVC Partners Fund III, L.P., CIVC Partners Fund IIIA, L.P., and the management investors listed therein and any other management investors who subsequently become a party to the agreement (“Stockholders’ Agreement”) (incorporated by reference to exhibit 99.1 to the registrant’s current report on Form 8-K, filed on August 6, 2003 (File No. 001-13664)).

10.28a	First Amendment to Stockholders’ Agreement, dated as of December 18, 2003 (incorporated by reference to exhibit 10.26a to the registrant’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005 (File No. 001-13664)).

10.28b	Second Amendment to Stockholders’ Agreement, dated as of February 24, 2004 (incorporated by reference to exhibit 10.26b to the registrant’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005 (File No. 001-13664)).

10.28c	Third Amendment to Stockholders’ Agreement, dated as of July 14, 2004 (incorporated by reference to exhibit 10.26c to the registrant’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005 (File No. 001-13664)).

10.28d	Fourth Amendment to Stockholders’ Agreement, dated as of October 25, 2005 (incorporated by reference to exhibit 10.26d to the registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 14, 2006 (File No. 001-13664)).

10.28e	Fifth Amendment to Stockholders’ Agreement, dated as of January 31, 2006 (incorporated by reference to exhibit 10.26e to the registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 14, 2006 (File No. 001-13664)).

10.29	Equity Commitment Letter, dated as of August 3, 2003, signed by The PMI Group, Inc, Falcons Acquisition Corp., FGIC Holdings, Inc. and General Electric Capital Corporation (incorporated by reference to exhibit 99.2 to the registrant’s current report on Form 8-K, filed on August 6, 2003 (File No. 001-13664)).`

10.30	Form of Note (included in Exhibit 4.5).

10.31	Form of 6.000% Senior Note due 2016 (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.32	Form of 6.25% Senior Note due 2036 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.33	Option Agreement and Contingent Payment Agreement, dated August 12, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., FSA Portfolio Management, Inc., SPS Holding Corp., Select Portfolio Servicing, Inc. and Greenrange Partners LLC (incorporated by reference to exhibits 10.1 and 10.2 to the registrant’s current report on Form 8-K, filed on August 16, 2005 (File No. 001-13664)).

10.33a	First Amendment to the Option Agreement and Contingent Payment Agreement, dated as of October 4, 2005 among The PMI Group, Inc., Credit Suisse First Boston (USA), Inc., FSA Portfolio Management, Inc., SPS Holding Corp., Select Portfolio Servicing, Inc. and Greenrange Partners LLC (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on October 11, 2005 (File No. 001-13664)).

10.34	Revolving Credit Agreement, dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto (“Revolving Credit Agreement”) (incorporated by reference to exhibit 10.10.1 to the registrant’s current report on Form 8-K, filed on October 30, 2006 (File No. 001-13664)).

10.35*	Form of Stock Unit Agreement for Employees.

10.36	Amendment No. 1, dated as of March 16, 2008, to Revolving Credit Agreement.

11.1	Statement re: Computation of Net Income Per Share.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consents of Ernst & Young LLP.

23.1b	Consent of Ernst & Young LLP relating to FGIC Corporation.

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer.

32.2	Certificate of Chief Financial Officer.

99.1	PMI Mortgage Insurance Ltd and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 (with Report of Independent Registered Public Accounting Firm).

99.2	FGIC Corporation and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 (with Report of Independent Registered Public Accounting Firm).

*	Management or director contract or compensatory plan or arrangement