Form 10-Q
period 2008-03-31
PMI GROUP INC
filed 2008-05-12
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerate filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 30, 2008	81,212,953

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$261,965	$236,361
Net investment income	58,313	52,639
Net realized investment (losses) gains	(36,971)	1,578
Change in fair value of certain debt instruments	28,708	—
Other income	3,885	3,910

Total revenues	$315,900	$294,488

LOSSES AND EXPENSES
Losses and loss adjustment expenses	579,794	109,320
Amortization of deferred policy acquisition costs	9,896	16,445
Other underwriting and operating expenses	58,920	62,701
Interest expense	8,363	8,259

Total losses and expenses	$656,973	$196,725

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(341,073)	97,763
Equity in (losses) earnings from unconsolidated subsidiaries	(33,477)	36,509

(Loss) income before income taxes	(374,550)	134,272
Income tax (benefit) expense	(100,586)	32,239

NET (LOSS) INCOME	$(273,964)	$102,033

PER SHARE DATA
Basic net (loss) income	$(3.37)	$1.17
Diluted net (loss) income	$(3.37)	$1.16

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$3,623,433	$3,266,693
Equity securities:
Common	17,268	159,936
Preferred	281,748	299,630
Short-term investments	2,894	2,892

Total investments	3,925,343	3,729,151
Cash and cash equivalents	455,509	427,912
Investments in unconsolidated subsidiaries	175,155	309,800
Related party receivables	2,393	1,433
Accrued investment income	57,779	53,329
Premiums receivable	66,141	63,458
Reinsurance receivables and prepaid premiums	11,252	10,038
Reinsurance recoverables	131,010	36,917
Deferred policy acquisition costs	65,951	59,711
Property, equipment and software, net of accumulated depreciation and amortization	159,512	161,762
Prepaid and recoverable income taxes	91,959	77,413
Deferred income tax assets	—	55,439
Other assets	85,765	84,077

Total assets	$5,227,769	$5,070,440

LIABILITIES
Reserve for losses and loss adjustment expenses	$1,729,469	$1,242,599
Unearned premiums	626,462	611,247
Debt (includes $317,785 measured at fair value at March 31, 2008)	414,378	496,593
Reinsurance payables	44,827	47,471
Related party payables	1,037	1,852
Deferred income tax liabilities	19,930	—
Other liabilities and accrued expenses	151,797	157,716

Total liabilities	2,987,900	2,557,478

Commitments and contingencies (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,212,953 and 81,120,144 shares outstanding	1,193	1,193
Additional paid-in capital	897,071	890,598
Treasury stock, at cost (38,100,814 and 38,193,623 shares)	(1,352,778)	(1,354,601)
Retained earnings	2,420,493	2,660,695
Accumulated other comprehensive income, net of deferred taxes	273,890	315,077

Total shareholders’ equity	2,239,869	2,512,962

Total liabilities and shareholders’ equity	$5,227,769	$5,070,440

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(273,964)	$102,033
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) from unconsolidated subsidiaries	33,477	(36,509)
Net realized investment (losses) gains	36,922	(1,486)
Change in fair value of certain debt instruments	(28,708)	—
Depreciation and amortization	6,857	4,374
Deferred income taxes	74,384	82,854
Compensation expense related to stock options and employee stock purchase plan	4,437	7,143
Excess tax benefits on the exercise of employee stock options	—	(1,082)
Deferred policy acquisition costs incurred and deferred	(13,731)	(17,232)
Amortization of deferred policy acquisition costs	9,504	16,443
Changes in:
Accrued investment income	(3,231)	2,871
Premiums receivable	(2,350)	(568)
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(4,085)	7,278
Reinsurance recoverables	(94,012)	179
Prepaid and recoverable income taxes	(13,384)	16,845
Reserve for losses and loss adjustment expenses	479,792	27,092
Unearned premiums	(6,360)	8,058
Related party receivables, net of payables	(1,654)	(1,515)
Other	13,335	(37,326)

Net cash provided by operating activities	217,229	179,452

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	230,742	111,323
Proceeds from sales of equity securities	129,126	22,384
Proceeds from sale of unconsolidated subsidiary	2,761	1,510
Investment purchases:
Fixed income securities	(552,717)	(212,270)
Equity securities	(994)	(34,253)
Net change in short-term investments	—	384
Distributions from unconsolidated subsidiaries, net of investments	(699)	3,033
Capital expenditures and capitalized software, net of dispositions	(5,030)	(4,503)
Acquisition of minority interest from minority interest holder	—	(12,462)

Net cash used in by investing activities	(196,811)	(124,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(14,237)
Proceeds from issuance of treasury stock	1,344	10,703
Excess tax benefits on the exercise of employee stock options	—	1,082
Dividends paid to common shareholders	(1,020)	(4,579)

Net cash provided by (used in) financing activities	324	(7,031)

Effect of exchange rate changes on cash and cash equivalents	6,855	3,956

Net increase in cash and cash equivalents	27,597	51,523
Cash and cash equivalents at beginning of year	427,912	506,082

Cash and cash equivalents at end of period	$455,509	$557,605

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$15,140	$15,639
Income taxes paid, net of refunds	$9,424	$5,971
Non-cash investing and financing activities:
Capital lease obligations	$1,166	$—

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

In connection with the preparation of its consolidated financial statements for the quarter ended March 31, 2008, the Company determined that its investment in FGIC was other-than-temporarily impaired and reduced the carrying value of its investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent that the Company’s carrying value remains zero, the Company will not recognize in future periods its proportionate share of FGIC’s income or losses. The impairment resulted in an $88.0 million net realized investment loss in the consolidated statement of operations and a $15.6 million loss in other comprehensive income from a change in unrealized gains/losses in the current quarter. The decision to reduce the carrying value to zero was based on, among other factors, continued uncertainty concerning the future performance of FGIC’s insured collateralized debt obligation (“CDO”) and residential mortgage-backed securities (“RMBS”) portfolios and continued widening of credit spreads associated with credit default swaps; the cessation of new business writings by FGIC during the first quarter of 2008; the need for FGIC to obtain or generate significant additional capital to resume business writings and the absence of a definitive agreement with respect to any capital raise; the likelihood that, were any capital plan to be executed by FGIC, the Company’s investment in FGIC would be highly diluted since the Company does not intend to fund any portion of such additional capital; and various regulatory and other business uncertainties.

As a result of the above factors, FGIC has been unable to prepare financial statements in a timely manner. If one or more of the factors discussed above are resolved in a positive manner, the Company could recognize future equity in earnings from FGIC to the extent that its investment in FGIC is recoverable. The Company is under no obligation to provide additional capital to FGIC.

On October 4, 2005, the Company sold to Credit Suisse First Boston (USA), Inc. (“CSFB”) its equity ownership interest in SPS Holding Corp. (“SPS”). The Company has received cash payments of $2.8 million net of liabilities, during the first quarter of 2008 in connection with the settlement agreement dated January 25, 2008. There are no remaining assets or liabilities associated with SPS as of March 31, 2008. Based on the settlement agreement, the Company recorded a $12.7 million settlement gain as of December 31, 2007 in connection with the favorable resolution of certain indemnifications.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods presented have been included.

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

Investments in Unconsolidated Subsidiaries — Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The Company reports the equity in earnings from FGIC and CMG MI on a current month basis, and RAM Re and the Company’s interest in limited partnerships on a one-quarter lag basis. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios. No equity in earnings (losses) was recorded with respect to FGIC in the first quarter of 2008 due to the impairment of the Company’s investment in FGIC.

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

Related Party Receivables and Payables — As of March 31, 2008, related party receivables were $2.4 million and related party payables were $1.0 million compared to $1.4 million and $1.9 million as of December 31, 2007, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company is compensated by customers for contract underwriting, those underwriting costs are not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $189.3 million and $181.6 million as of March 31, 2008 and December 31, 2007, respectively.

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

Derivatives — Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. These credit default swap derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since market values are not available. These models include future estimated claim payments and market input assumptions, including discount rates and market spreads to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 8. Fair Value Disclosures, for further discussion.)

In 2008, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar. These Australian dollar put options expire ratably over the calendar year and had a combined cost of $1.1 million. In the first quarter of 2008, the Company recorded a realized loss of $0.5 million (pre-tax) in other income related to amortization of option costs. The foreign currency put options are recorded at fair value based on “Level 2” inputs which are prices from markets that are not active. (See Note 8. Fair Value Disclosures, for further discussion.)

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of salvage recoverable. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.

The Company establishes watchlist reserves for financial guaranty contracts to recognize the potential for claims against the Company on insured obligations that are not presently in payment default, but which have migrated to an impaired level where there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserve relies on a categorization and assessment of the probability of default and loss severity in the event of default, of the specific impaired obligations on the watchlist based on historical trends and other factors. The watchlist reserves are adjusted as necessary to reflect changes in the loss expectation inherent in the group of impaired credits.

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

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 71.8% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2008 and 66.8% in the first quarter of 2007. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates were 26.9% and 24.0% for the three months ended March 31, 2008 and 2007, respectively, compared to the federal statutory rate of 35.0%. The effective tax rate for the three months ended March 31, 2008 reflects income derived from certain international operations, which have lower effective tax rates, combined with the Company’s municipal bond investment income. In 2007, previously deferred tax liabilities attributable to equity in earnings from FGIC and RAM Re were reversed, and in 2007 and 2008 certain deferred tax assets were established.

For the quarter ended March 31, 2008, a tax valuation allowance of $30.8 million was established related to impairment of the Company’s investment in FGIC and $12.6 million was established as a result of the recognition of additional losses from RAM Re. The total valuation allowance as of March 31, 2008 is $210.3 million. To the extent the current estimate of future tax benefits to be realized changes, the tax expense could be affected positively or negatively. Increases or decreases in the valuation allowance can occur as a result of changes in book basis or tax basis in FGIC or RAM Re or due to changes in management’s expectations regarding the realization of tax benefits. See Footnote 12. Income Taxes, for further discussion.

As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). See Note 12. Income Taxes, for further discussion.

Benefit Plans — The Company provides pension benefits to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) for pension benefits to U.S. employees. SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income were $331.3 million as of March 31, 2008 compared with $281.0 million as of December 31, 2007. Gains and losses on foreign currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and the Euro, respectively.

Comprehensive Income (loss) — Comprehensive income (loss) includes net income (loss), the change in foreign currency translation gains or losses, derivatives designated as cash flow hedges, pension adjustments, changes in unrealized gains and losses on investments and reclassification of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

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

Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. Due to the net loss in the first quarter of 2008, normally dilutive components of shares outstanding such as stock options were not included in fully diluted shares outstanding as their inclusion would have been anti-dilutive.

The following table presents basic and diluted EPS for the periods indicated and a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net (loss) income	$(273,964)	$102,033
Weighted-average shares for basic EPS	81,204	86,968
Weighted-average stock options and other dilutive components	—	1,212

Weighted-average shares for diluted EPS	81,204	88,180

Basic EPS	$(3.37)	$1.17
Dilutive EPS	$(3.37)	$1.16
Dividends declared and accrued to common shareholders	$0.0125	$0.0525

Share-Based Compensation — The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) for share-based payment transactions. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. The Company recognizes the fair value of share-based payments granted and unvested, including employee stock options, restricted stock units, and employee stock purchase plan shares, as compensation expense in the consolidated results of operations. Share-based compensation expense for the quarter ended March 31, 2008 was $4.4 million (pre-tax) compared to $7.1 million (pre-tax) for the corresponding period in 2007.

Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 provides a framework for measuring fair value under GAAP. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $34.8 million to the beginning retained earnings as of January 1, 2008 related to the initial adoption of SFAS No. 159 for certain debt instruments held by the Company. For the quarter ended

March 31, 2008, the Company’s net income included a $28.7 million gain related to the subsequent measurement of fair value for these debt instruments. We selected our 10 year and 30 year senior debt instruments for the fair value option as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. (See Note 8. Fair Value Disclosures, for further discussion.)

Reclassifications — Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation. Certain items in the consolidated statements of cash flows for the three months ended March 31, 2007 were reclassified to reflect the effect of foreign currency exchange rate changes on cash and cash equivalents. In the prior year presentation, the line item, foreign currency translation adjustment increase (decrease), reflected the exchange rate effect on all of the balance sheet items as reflected in the table below:

	Three Months Ended March 31,
	2007 as reclassified	2007 as previously reported
	(Dollars in thousands)
Net cash provided by operating activities	$179,452	$178,966
Net cash used in investing activities	$(124,854)	$(144,445)
Net cash used in financing activities	$(7,031)	$(7,168)
Effect of exchange rate changes on cash	$3,956	$—
Foreign currency translation adjustment	$—	$20,349

NOTE 3. NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is still evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS No. 160”) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is still evaluating the impact of SFAS No. 160 on its consolidated financial statements.

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

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of March 31, 2008
Fixed income securities:
Municipal bonds	$1,894,708	$44,137	$(25,397)	$1,913,448
Foreign governments	701,576	6,487	(15,778)	692,285
Corporate bonds	1,051,204	3,014	(48,497)	1,005,721
U.S. governments and agencies	6,636	1,720	—	8,356
Mortgage-backed securities	3,425	198	—	3,623

Total fixed income securities	3,657,549	55,556	(89,672)	3,623,433
Equity securities:
Common stocks	18,773	—	(1,505)	17,268
Preferred stocks	333,070	844	(52,166)	281,748

Total equity securities	351,843	844	(53,671)	299,016
Short-term investments	2,894	—	—	2,894

Total investments	$4,012,286	$56,400	$(143,343)	$3,925,343

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2007
Fixed income securities:
Municipal bonds	$1,629,076	$77,178	$(3,430)	$1,702,824
Foreign governments	659,872	3,547	(22,449)	640,970
Corporate bonds	946,422	1,783	(37,512)	910,693
U.S. governments and agencies	7,002	1,483	—	8,485
Mortgage-backed securities	3,551	170	—	3,721

Total fixed income securities	3,245,923	84,161	(63,391)	3,266,693
Equity securities:
Common stocks	112,778	47,649	(491)	159,936
Preferred stocks	333,915	624	(34,909)	299,630

Total equity securities	446,693	48,273	(35,400)	459,566
Short-term investments	2,891	1	—	2,892

Total investments	$3,695,507	$132,435	$(98,791)	$3,729,151

Net Investment Income — Net investment income consists of the following:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Fixed income securities	$47,133	$41,212
Equity securities	6,658	4,967
Short-term investments	5,521	7,259

Investment income before expenses	59,312	53,438
Investment expenses	(999)	(799)

Net investment income	$58,313	$52,639

Net realized investment (losses) gains — Net realized investment (losses) gains include an $88.0 million loss related to the Company’s impairment of its investment in FGIC. In connection with the preparation of its consolidated financial statements for the quarter ended March 31, 2008, the Company determined that its investment in FGIC was other-than-temporarily impaired and reduced the carrying value of its investment in FGIC from $103.6 million at December 31, 2007 to zero. This reduction resulted in an $88.0 million net realized investment loss in the consolidated statement of operations and $15.6 million loss in other comprehensive income in the current quarter. Net realized investment (losses) gains also include $51.0 net realized investment gains primarily due to the sale of certain equity investments in the Company’s portfolio during the first quarter of 2008.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2008 and 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2008
Fixed income securities:
U.S. municipal bonds	$902,074	$(22,871)	$27,308	$(2,526)	$929,382	$(25,397)
Foreign governments	120,746	(1,939)	460,861	(13,839)	581,607	(15,778)
Corporate bonds	209,135	(10,230)	629,035	(38,267)	838,170	(48,497)

Total fixed income securities	1,231,955	(35,040)	1,117,204	(54,632)	2,349,159	(89,672)
Equity securities:
Common stocks	14,142	(1,505)	—	—	14,142	(1,505)
Preferred stocks	257,750	(52,166)	—	—	257,750	(52,166)

Total equity securities	271,892	(53,671)	—	—	271,892	(53,671)

Total	$1,503,847	$(88,711)	$1,117,204	$(54,632)	$2,621,051	$(143,343)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2007
Fixed income securities:
U.S. municipal bonds	$78,124	$(543)	$—	$—	$78,124	$(543)
Foreign governments	399,910	(6,519)	37,049	(924)	436,959	(7,443)
Corporate bonds	528,774	(5,787)	92,754	(3,049)	621,528	(8,836)
U.S. government and agencies	948	(1)	255	(6)	1,203	(7)

Total fixed income securities	1,007,756	(12,850)	130,058	(3,979)	1,137,814	(16,829)
Equity securities:
Common stocks	9,043	(298)	—	—	9,043	(298)
Preferred stocks	3,067	(33)	—	—	3,067	(33)

Total equity securities	12,110	(331)	—	—	12,110	(331)

Total	$1,019,866	$(13,181)	$130,058	$(3,979)	$1,149,924	$(17,160)

Unrealized losses in 2008 on fixed income securities were primarily due to increases in interest rates and widening of credit spreads. Unrealized losses in 2008 on preferred securities were primarily due to the widening of credit spreads. The Company determined that the decline in the fair value of certain investments in the first quarter of 2008 did not meet the definition of other-than-temporary impairment as the Company has the intent and ability to hold such investments until they recover in value or mature, and did not record any other-than-temporary impairment for the quarter ended March 31, 2008. During the corresponding period in 2007, the Company recorded realized (pre-tax) other-than-temporary impairment losses of $0.7 million.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	Ownership Percentage	December 31, 2007	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$103,644	42.0%
CMG MI	133,664	50.0%	131,225	50.0%
RAM Re	25,998	23.7%	60,017	23.7%
Other	15,493	various	14,914	various

Total	$175,155		$309,800

In connection with the preparation of its consolidated financial statements for the quarter ended March 31, 2008, the Company determined that its investment in FGIC was other-than-temporarily impaired and reduced the carrying value of its investment in FGIC from $103.6 million at December 31, 2007 to zero. This reduction resulted in an $88.0 million net realized investment loss in the consolidated statement of operations and $15.6 million loss in other comprehensive income in the current quarter. Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in that quarter.

Equity in (losses) earnings from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended March 31,
	2008	Ownership Percentage	2007	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$29,326	42.0%
CMG MI	2,880	50.0%	4,861	50.0%
RAM Re	(36,236)	23.7%	2,377	23.7%
Other	(121)	various	(55)	various

Total	$(33,477)		$36,509

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months ended:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$59,711	$87,008
Policy acquisition costs incurred and deferred	16,136	18,209
Amortization of deferred policy acquisition costs	(9,896)	(16,445)

Balance at March 31,	$65,951	$88,772

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, the Company performed a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007. As a result of this analysis, the Company impaired its deferred policy acquisition cost asset related to its U.S. Mortgage Operations by $33.6 million relating to the 2007 book year. The impairment of all costs associated with the 2007 book year as of December 31, 2007 was driven by expected loss development under various scenarios and our determination that the costs were not recoverable. The Company also impaired $2.2 million of deferred policy acquisition cost assets relating to PMI Europe for the year ended December 31, 2007. The deferred policy acquisition cost asset at March 31, 2007 includes costs associated with the 2007 book year which were impaired in the fourth quarter of 2007. The deferred policy acquisition cost asset at March 31, 2008 includes only costs associated with the first quarter of 2008 book of business and book years prior to 2007.

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

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$1,242,599	$414,736
Less: reinsurance recoverables	(36,917)	(3,741)

Net balance at January 1,	1,205,682	410,995
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	380,106	92,527
Prior years (1)	199,688	16,793

Total incurred	579,794	109,320
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(332)	(138)
Prior years	(190,941)	(81,899)

Total payments	(191,273)	(82,037)

Foreign currency translation effects	4,256	1,169

Net ending balance at March 31,	1,598,459	439,447
Reinsurance recoverables	131,010	3,573

Balance at March 31,	$1,729,469	$443,020

(1)

The $199.7 million and the $16.8 million increases in total losses and LAE incurred in prior years were due to re-estimates of ultimate loss rates and amounts from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and/or expected ultimate claim rates. The increases in prior years’ reserves in 2008 and 2007 were primarily due to the significant weakening of the U.S. housing and mortgage markets and were driven by lower cure rates, higher claim rates and higher claim sizes and, to a lesser extent, higher claim rates and severity in PMI Europe.

The increase in total consolidated loss reserves at March 31, 2008 compared to March 31, 2007 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations as a result of an increase in the default inventory, higher claim rates and higher average claim sizes. Upon receipt of default notices, future claim payments are estimated relating to those delinquent loans and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159 (See Note 2. Summary of Significant Accounting Policies, for further discussion). In particular, the Company elected to adopt the fair value option presented by SFAS No. 159 for certain corporate debt liabilities on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments at the time of election of the fair value option be recorded as an adjustment to beginning retained earnings in the period of adoption.

The following table summarizes the impact of adopting SFAS No. 157 for derivative contracts and the impact of adopting the fair value option for certain financial instruments on January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the adoption of the new accounting pronouncements.

Transition Impact:

	January 1, 2008
	Before adoption
	Carrying Value	Fair Value	Gain/(loss)	After adoption
Impact of adopting SFAS No. 157
Credit default swaps- liabilities	$26,921	$26,921	$—	$26,921
Impact of adopting SFAS No. 159
6.000% Senior Notes	$250,000	$213,518	$36,482	$213,518
6.625% Senior Notes	$150,000	$132,975	$17,025	$132,975
Cumulative-effect adjustment (pre-tax)			$53,507
Tax Impact			$18,727

Cumulative-effect adjustment (after-tax), increase to retained earnings			$34,780

The changes in the fair value of liabilities for which the fair value was elected were primarily attributable to interest rate changes and widening of credit spreads associated with the Company’s senior debt. The following table presents the difference between fair values as of March 31, 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted SFAS No. 159, the Company’s diluted loss per share would have been $3.60 per share.

	Fair Value as of March 31, 2008	Principal Amount Due Upon Maturity	Difference
Long-term debt
6.000% Senior Notes	$205,227	$250,000	$44,773
6.625% Senior Notes	$112,558	$150,000	$37,442

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1             Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2            Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3            Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	March 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets
Fixed income securities	$—	$3,617,018	$6,415	$3,623,433
Equity securities	14,147	277,301	7,568	299,016
Short-term investments	2,251	643	—	2,894
Cash and cash equivalents	455,509	—	—	455,509
Accrued investment income	57,779	—	—	57,779
Foreign currency put options	—	615	—	615

Total assets	$529,686	$3,895,577	$13,983	$4,439,246

Liabilities
Credit default swaps	$—	$—	$31,945	$31,945
6.000% Senior Notes	—	205,227	—	205,227
6.625% Senior Notes	—	112,558	—	112,558

Total liabilities	$—	$317,785	$31,945	$349,730

PMI Europe’s credit default swap (“CDS”) contracts are valued using internal proprietary models because these instruments are unique, complex, private and are often highly customized transactions, for which observable market quotes are not available. Due to the lack of observable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS No. 157 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

Key inputs used in the Company’s valuation of CDS contracts include the transaction notional amount, expected term, premium rates on risk layer, changes in market spreads, estimated loss rates and loss timing, and risk free interest rates. As none of the instruments that we are holding are traded, in order to obtain representative current CDS premium rates or spreads that represent an exit price for the CDS contracts, we develop an internal exit price estimate based on informal market data obtained through market surveys with investment banks, counterparty banks, and other relevant market sources in Europe. The assumed market credit spread is a significant assumption that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration would result in the increase in the expected exit value (the amount required to be paid to exit the transaction due to wider credit spreads).

Fixed income and equity securities classified as Level 3 under SFAS No. 157 are not publicly or actively traded, and the prices are not readily available. The fair values of these investments are management’s best estimate and will be reassessed periodically.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of SFAS No. 157.

	Total Fair Value Measurements
	Three Months Ended March 31, 2008
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Balance, January 1, 2008	$6,444	$7,568	$(26,921)
Total gains or losses
Included in earnings (1)	(29)	—	800
Included in other comprehensive income	—	—	(2,256)
Purchase, issuance and settlements	—	—	(3,568)
Transfer in to/out of Level 3	—	—	—

Balance, March 31, 2008	$6,415	$7,568	$(31,945)

(1)

The loss on fixed income securities of $29 thousand for the quarter ended March 31, 2008 is included in net investment income in the Company’s consolidated statement of operations. The gain on credit default swaps of $0.8 million for the quarter ended March 31, 2008 is included in other income in the Company’s consolidated statement of operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of March 31, 2008, no tax issues from the recently closed IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of March 31, 2008, the Company had committed to fund, if called upon to do so, $6.6 million of additional equity in certain limited partnership investments. In addition, the Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

Collateral Support Agreements — PMI Europe has entered into a number of collateral support agreements in respect of certain credit default swap and reinsurance transactions it has concluded. Under these agreements PMI Europe may be required to pledge collateral for the benefit of the counterparty. PMI Europe has pledged collateral of $4.6 million for one credit default swap transaction.

Legal Proceedings — Various legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. Although there can be no assurance as to the ultimate disposition of these matters, in the opinion of management, based upon the information available as of the date of these financial statements, the expected ultimate liability in one or more of these actions is not expected to have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2008 and 2007 are shown in the table below.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net (loss) income	$(273,964)	$102,033
Other comprehensive (loss) income, net of deferred taxes:
Total change in unrealized gains/losses during the period	(60,519)	(11,227)
Less: realized investment gains, net of income taxes	33,156	1,026

Change in unrealized gains/losses arising during the period, net of deferred tax benefits of $48,553 and $4,718, respectively	(93,675)	(12,253)
Accretion of cash flow hedges, net of deferred tax expenses	99	99
Foreign currency translation adjustment	50,247	20,349

Other comprehensive (loss) income, net of deferred tax benefits	(43,329)	8,195

Comprehensive (loss) income	$(317,293)	$110,228

The change in unrealized gains/losses in the first quarter of 2008 was primarily due to increases in interest rates and widening credit spreads. The changes in foreign currency translation adjustments for 2008 were due primarily to strengthening of the Australian dollar and Euro spot exchange rate relative to the U.S. dollar.

NOTE 11. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Pension benefits
Service cost	$2,351	$2,340
Interest cost	1,693	1,388
Expected return on plan assets	(2,263)	(1,606)
Amortization of prior service cost	(441)	(5)
Recognized net actuarial loss	100	61

Net periodic benefit cost	$1,440	$2,178

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$122	$125
Interest cost	177	155
Amortization of prior service cost	(188)	(200)
Recognized net actuarial loss	89	95

Net periodic post-retirement benefit cost	$200	$175

In January 2008, the Company contributed $10 million to its Retirement Plan. The Company currently does not expect to make additional contributions to its Retirement Plan in 2008. The benefit costs for the three months ended March 31, 2008 decreased from the corresponding period in 2007 primarily due to the amendment to the Retirement Plan in May 2007 (discussed in Note 2. Summary of Significant Accounting Policies, for further discussion).

NOTE 12. INCOME TAXES

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Deferred tax assets:
AMT and other credits	$55,473	$55,473
Discount on loss reserves	19,418	18,382
Unearned premium reserves	2,952	3,157
Unrealized net losses on investments	30,107	—
Basis difference on investments in unconsolidated subsidiaries	257,734	214,258
Pension costs and deferred compensation	12,592	12,987
Other assets	9,140	9,424

Total deferred tax assets	387,416	313,681

Deferred tax liabilities:
Contingency reserve deduction, net of tax and loss bonds	85,408	2,339
Deferred policy acquisition costs	7,403	5,581
Unrealized net gains on investments	—	10,584
Unrealized net gains on debt	31,031	—
Software development costs	20,828	21,683
Equity in earnings from unconsolidated subsidiaries	41,602	40,123
Other liabilities	10,741	9,829

Total deferred tax liabilities	197,013	90,139

Net deferred tax asset	190,403	223,542
Valuation allowance	(210,333)	(168,103)

Net deferred tax (liability)/asset	$(19,930)	$55,439

The Company established a valuation allowance of approximately $210.3 million against a $257.7 million deferred tax asset, upon the recognition of losses from FGIC and RAM Re, in excess of tax basis. The Company did not record a full valuation against the deferred tax asset, as it is management’s expectation that some portion of the tax benefit may be realized. Additional tax benefits could be recognized in the future if management determines that realization is more likely than not to occur.

NOTE 13. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Premiums written
Direct	$300,931	$279,534
Assumed	8,433	8,734
Ceded	(54,039)	(44,217)

Net premiums written	$255,325	$244,051

Premiums earned
Direct	$303,989	$273,622
Assumed	11,594	6,534
Ceded	(53,618)	(43,795)

Net premiums earned	$261,965	$236,361

Losses and loss adjustment expenses
Direct	$656,935	$109,490
Assumed	12,485	(100)
Ceded	(89,626)	(70)

Net losses and LAE	$579,794	$109,320

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 90.4% and 91.6% of total ceded premiums written in the first quarter of 2008 and 2007, respectively. Reinsurance recoverables on losses incurred in the U.S. Mortgage Insurance Operations were $123.9 million as March 31, 2008 and $35.9 million as of December 31, 2007.

NOTE 14. DEBT AND REVOLVING CREDIT FACILITY

	March 31, 2008			December 31, 2007
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due 2016	$250,000	$205,227	$205,227	$250,000
6.625% Senior Notes, due 2036	150,000	112,558	112,558	150,000
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	40,697	51,593	51,593
5.568% Senior Notes, due November 15, 2008	45,000	45,055	45,000	45,000

Total Debt	$496,593	$403,537	$414,378	$496,593

Effective January 1, 2008, the Company elected to adopt the fair value option presented by SFAS No. 159 for the Company’s 6.000% Senior Notes and 6.625% Senior Notes. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. See Note 8. Fair Value Disclosures, for further discussion.

In considering the initial adoption of the SFAS No. 159, the Company determined that the change in fair value of 8.309% Junior Subordinated Debentures would not have significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures. Since the 5.568% Senior Notes are scheduled to mature in 2008, the Company did not elect to adopt the fair value option for the 5.568% Senior Notes.

The Company entered into an agreement on March 16, 2008 to amend its existing revolving credit facility. The amendment to the credit facility reduces the amount available under the facility from $400 million to $300 million, subject to additional reductions in the event of certain asset sales or equity or debt issuances, with the maximum amount by which the facility can be reduced equal to $150 million. The facility includes a $50 million letter of credit sub-limit. Pursuant to the terms of the amendment, the Company’s ability to borrow under the facility was subject to a number of conditions, including that the stock of PMI Mortgage Insurance Co. (“MIC”) must be pledged in favor of the lenders under the facility and noteholders under certain of the Company’s senior notes. (See Note 16. Subsequent Events, for further discussion.)

NOTE 15. BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended March 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$207,824	$53,717	$412	$12	$261,965
Net investment income	28,000	26,872	2,230	1,211	58,313
Net realized investment gains (losses)	41,551	9,470	(87,981)	(11)	(36,971)
Change in fair value of certain debt instruments	—	—	—	28,708	28,708
Other (loss) income	(76)	718	—	3,243	3,885

Total revenues	277,299	90,777	(85,339)	33,163	315,900

Losses and expenses
Losses and LAE	537,033	39,675	3,086	—	579,794
Amortization of deferred policy acquisition costs	4,251	5,334	311	—	9,896
Other underwriting and operating expenses	22,339	16,862	1,436	18,283	58,920
Interest expense	32	—	731	7,600	8,363

Total losses and expenses	563,655	61,871	5,564	25,883	656,973

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries	(286,356)	28,906	(90,903)	7,280	(341,073)
Equity in earnings (losses) from unconsolidated subsidiaries	2,880	—	(36,236)	(121)	(33,477)

(Loss) income before income taxes	(283,476)	28,906	(127,139)	7,159	(374,550)
Income tax (benefit) expense	(110,999)	11,130	(2,901)	2,184	(100,586)

Net (loss) income	$(172,477)	$17,776	$(124,238)	$4,975	$(273,964)

	Three Months Ended March 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$193,759	$42,382	$207	$13	$236,361
Net investment income	28,322	19,164	2,321	2,832	52,639
Net realized investment gains (losses)	2,267	37	—	(726)	1,578
Other (loss) income	(13)	2,217	—	1,706	3,910

Total revenues	224,335	63,800	2,528	3,825	294,488

Losses and expenses
Losses and LAE	92,784	16,536	—	—	109,320
Amortization of deferred policy acquisition costs	12,582	3,761	102	—	16,445
Other underwriting and operating expenses	27,661	10,573	454	24,013	62,701
Interest expense	—	6	731	7,522	8,259

Total losses and expenses	133,027	30,876	1,287	31,535	196,725

Income (loss) before equity in earnings (losses) from unconsolidated subsidiaries	91,308	32,924	1,241	(27,710)	97,763
Equity in earnings (losses) from unconsolidated subsidiaries	4,861	—	31,703	(55)	36,509

Income (loss) before income taxes	96,169	32,924	32,944	(27,765)	134,272
Income tax expense (benefit)	27,293	9,798	3,080	(7,932)	32,239

Net income (loss)	$68,876	$23,126	$29,864	$(19,833)	$102,033

	March 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,307,732	$1,786,330	$192,055	$94,735	$4,380,852
Investments in unconsolidated subsidiaries	133,664	—	25,998	15,493	175,155
Reinsurance recoverable	123,864	1,068	6,078	—	131,010
Deferred policy acquisition costs	15,992	46,359	3,600	—	65,951
Property, equipment and software, net of accumulated depreciation and amortization	73,832	6,879	174	78,627	159,512
Other assets	242,679	56,466	7,323	8,821	315,289

Total assets	$2,897,763	$1,897,102	$235,228	$197,676	$5,227,769

Liabilities
Reserve for losses and LAE	$1,589,253	$135,016	$5,200	$—	$1,729,469
Unearned premiums	104,674	515,431	6,331	26	626,462
Long-term debt	—	—	50,000	364,378	414,378
Other liabilities (assets)	185,738	69,042	(45,082)	7,893	217,591

Total liabilities	1,879,665	719,489	16,449	372,297	2,987,900

Shareholders’ equity (deficit)	1,018,098	1,177,613	218,779	(174,621)	2,239,869

Total liabilities and shareholders’ equity	$2,897,763	$1,897,102	$235,228	$197,676	$5,227,769

	December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,155,173	$1,693,230	$201,632	$107,028	$4,157,063
Investments in unconsolidated subsidiaries	131,225	—	163,661	14,914	309,800
Reinsurance recoverable	35,930	987	—	—	36,917
Deferred policy acquisition costs	10,474	45,327	3,911	—	59,712
Property, equipment and software, net of accumulated depreciation and amortization	75,884	6,549	187	79,142	161,762
Other assets	188,018	54,594	52,917	49,657	345,186

Total assets	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

Liabilities
Reserve for losses and LAE	$1,133,080	$106,869	$2,650	$—	$1,242,599
Unearned premiums	107,200	497,309	6,709	29	611,247
Long-term debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	129,246	75,416	2,892	(515)	207,039

Total liabilities	1,369,526	679,594	62,251	446,107	2,557,478

Shareholders’ equity (deficit)	1,227,178	1,121,093	360,057	(195,366)	2,512,962

Total liabilities and shareholders’ equity	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

NOTE 16. SUBSEQUENT EVENTS

Credit Facility — Pledge Agreement — As previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company entered into an agreement on March 16, 2008 to amend its existing revolving credit facility. Pursuant to the terms of the amendment, the Company’s ability to borrow under the facility was subject to a number of conditions, including that the stock of MIC be pledged in favor of the lenders under the facility and noteholders under certain of the Company’s senior notes. On April 24, 2008, the Company satisfied this condition by entering into a Shared Collateral Pledge Agreement with U.S. Bank National Association as collateral agent (the “Collateral Agent”), pursuant to which the Company granted a security interest in the stock of MIC in favor of the Collateral Agent, for the benefit of both the lenders under the revolving credit facility and the noteholders under certain of the senior notes. In May 2008, the Company borrowed $200 million under the facility. In addition to this $200 million, there are three outstanding letters of credit totaling approximately $2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this Report include discussions of future potential trends relating to losses, claims paid, loss reserves, persistency, new insurance written, the make-up of our various insurance portfolios, capital initiatives, and captives. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Results for the Quarter Ended March 31, 2008

For the quarter ended March 31, 2008, we recorded a consolidated net loss of $274.0 million compared to consolidated net income of $102.0 million for the corresponding quarter in 2007. Our net loss in the first quarter of 2008 was primarily due to our U.S. Mortgage Insurance Operations’ net loss of $172.5 million, an $88.0 million pre-tax loss associated with our impairment of our investment in FGIC, and equity in losses of RAM Re of $36.2 million. U.S. Mortgage Insurance Operations’ loss for the first quarter of 2008 was driven by $537.0 million of losses and loss adjustment expenses (“LAE”) compared to $92.8 million of losses and LAE in the first quarter of 2007. Our impairment of our FGIC investment reduced the carrying value of that investment to zero. Our first quarter 2008 financial results were positively impacted by our adoption of SFAS No. 159 with respect to certain of our senior debt and higher premiums earned in the U.S. and Australia.

Overview of Our Business

We provide credit enhancement products that expand homeownership and strengthen communities by delivering innovative solutions to financial markets worldwide. Our financial products are designed to reduce risk, lower costs and expand market access for our customers. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded a net loss of $172.5 million for the quarter ended March 31, 2008 compared to net income of $68.9 million for the quarter ended March 31, 2007.

•

International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, Asia, and Canada. Net income from our International Operations segment was $17.8 million for the quarter ended March 31, 2008 compared to $23.1 million for the quarter ended March 31, 2007.

•

Financial Guaranty. Our Financial Guaranty segment includes our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor, our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, provides financial guaranty reinsurance, and our wholly-owned surety company, PMI Guaranty Co. For the quarter ended March 31, 2008, we determined that our investment in FGIC was other-than-temporarily impaired and reduced the carrying value of our investment in FGIC from $103.6 million at December 31, 2007 to zero. Our Financial Guaranty segment generated a net loss of $124.2 million for the quarter ended March 31, 2008 compared to net income of $29.9 million for the quarter ended March 31, 2007.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net income of $5.0 million for the quarter ended March 31, 2008 compared to a net loss of $19.8 million for the quarter ended March 31, 2007.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Losses and LAE. The significant weakening of the U.S. residential mortgage, housing, credit, and capital markets continues to negatively affect our U.S. Mortgage Insurance Operations segment and will continue to do so throughout 2008. PMI’s losses and LAE was $537.0 million for the quarter ended March 31, 2008 compared to $92.8 million for the quarter ended March 31, 2007. We increased PMI’s net loss reserves in the first quarter of 2008 by $368.2 million as a result of increases in PMI’s default inventory (discussed under Defaults below), higher claim rates and higher average claim sizes. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim size has been driven by, among other things, higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. These factors also led to an increase in claims paid including LAE in the first quarter of 2008 to $168.8 million, compared to $72.8 million in the first quarter of 2007. We expect PMI’s losses and LAE in 2008 to be higher than in 2007. Future increases in claim rates and average claim sizes beyond our current expectations will negatively impact losses and LAE. Changes in economic conditions, including mortgage interest rates, job creation, unemployment rates and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE.

•

Defaults. PMI’s primary default inventory increased to 69,718 as of March 31, 2008 from 63,197 as of December 31, 2007 and 39,206 as of March 31, 2007. PMI’s primary default rate increased to 8.78% as of March 31, 2008 from 7.9% as of December 31, 2007 and 5.34% as of March 31, 2007. The increases in PMI’s primary default inventory and default rate in 2008 were driven by a number of factors including:

Declining home prices - Declining home prices have made it significantly more difficult for certain borrowers to refinance their mortgages or sell their homes, and are negatively affecting PMI’s default inventory and default rate.

Decline in cure rate - The decline in the percentage of defaults that cure has also negatively affected PMI’s default inventory and default rate. The decline in the percentage of defaults that cure has resulted from, among other things, a slowdown in the time to resolution of defaults (either through cure or claim payment), some of which is attributable to significant backlogs in workout activity by loan servicers attempting to resolve delinquencies and prevent foreclosures.

Above-97s - PMI has experienced higher than expected levels of delinquent Above-97s, mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, in its flow and structured channels. As of March 31, 2008, risk in force from Above-97s in all book years represented 24.4% of PMI’s primary risk in force. The default rate for Above-97s in PMI’s primary portfolio as of March 31, 2008 was 10.2% compared to 9.1% as of December 31, 2007 and 5.7% as of March 31, 2007. PMI’s 2007 book, which is still in its early stage of loss development, has been particularly affected by high levels of delinquent Above-97s. Above-97s represented approximately 35.5% of PMI’s primary risk in force for the 2007 book year. Effective March 1, 2008, we no longer insure Above-97s through our primary flow channel.

Alt-A loans - We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information, or employment. The default rate for Alt-A loans was 17.5% as of March 31, 2008 compared to 13.9% as of December 31, 2007 and 6.1% as of March 31, 2007. Risk in force from Alt-A loans represented 22.4% of PMI’s primary risk in force as of March 31, 2008 compared to 22.8% as of December 31, 2007 and 22.1% as of March 31, 2007. Effective January 1, 2008, we tightened PMI’s underwriting guidelines related to Alt-A loans.

Geographic factors - Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolios. PMI’s default rates in California and Florida increased from below PMI’s average default rate as of March 31, 2007 to above it as of March 31, 2008. The default rate from California as of March 31, 2008 was 14.0% compared to 10.9% as of December 31, 2007 and 4.3% as of March 31, 2007. The default rate from Florida as of March 31, 2008 was 14.0% compared to 10.6% as of December 31, 2007 and 4.0% as of March 31, 2007. As of March 31, 2008, risk in force from California and Florida insured loans represented 8.4% and 10.8% of PMI’s primary risk in force, respectively. The default rate of the Auto States as of March 31, 2008 was 10.9% compared to 10.6% as of December 31, 2007 and 7.9% as of March 31, 2007. As of March 31, 2008, risk in force from the Auto States represented 13.4% of PMI’s primary risk in force.

As the 2005, 2006 and 2007 books continue to age under stressed market conditions, we expect PMI’s default inventory and default rate to continue to be higher in 2008 than in 2007.

•

Rating Agency Actions. On April 8, 2008, Standard & Poor’s lowered its insurer financial strength ratings on PMI, PMI Europe and PMI Guaranty to “A+” (Negative Outlook) from “AA” (CreditWatch with Negative Implications). Standard & Poor’s noted that the downgrades reflected, among other things, “weaker-than-expected results for the fourth quarter of 2007 and the continued deterioration in key variables that influence claims for mortgage insurance.” As a result of the downgrade of PMI’s rating, Fannie Mae and Freddie Mac (collectively, the “GSEs”) have each required us to submit a written remediation plan outlining, among other things, the steps we are taking or plan to take to increase our and PMI’s financial strength and ultimately restore PMI’s Standard and Poor’s financial strength rating to the “AA” category. We have been in separate discussions with both of the GSEs regarding their respective expectations for the remediation plans and have submitted a remediation plan to Freddie Mac. Freddie Mac has requested additional information from us, which we expect to provide shortly. We expect to present our remediation plan to Fannie Mae in May 2008. PMI is currently rated “Aa2” by Moody’s and “AA” by Fitch. We believe that both Moody’s and Fitch are currently re-assessing these ratings. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

•

Credit and Portfolio Characteristics. PMI’s primary risk in force as of March 31, 2008 consisted of slightly lower percentages of Above-97s, Alt-A, interest only, and less-than-A quality loans (loans with

FICO scores lower than 620) compared to December 31, 2007. Primarily as a result of changes in PMI’s pricing and underwriting guidelines in 2007 and 2008 in 2007 and 2008, the percentages of PMI’s NIW comprised of Above-97s, Alt-A, interest only, and less-than A quality loans in the first quarter of 2008 significantly decreased compared to the fourth quarter of 2007. See U.S. Mortgage Insurance Operations – Credit and portfolio characteristics, below. As a result of changes made to PMI’s pricing and underwriting guidelines, we expect the percentage of PMI’s risk in force comprised of these types of loans to continue to decline in 2008.

•

New Insurance Written (NIW). PMI’s primary NIW decreased by 44.2% in the first quarter of 2008 compared to the corresponding period in 2007. This decrease was due to changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from the Federal Housing Administration’s mortgage insurance programs. We expect PMI’s NIW generated through both its flow and structured finance channels will be lower in 2008 than in 2007.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 77.6% as of March 31, 2008, 75.5% as of December 31, 2007 and 70.7% as of March 31, 2007. The increase in PMI’s persistency rate reflects lower levels of home price declines and residential mortgage refinance activity. If these trends continue, we expect that policy cancellation rates will continue to slow and PMI’s persistency rate will continue to improve.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of March 31, 2008, 53.1% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 51.0% as of March 31, 2007. We received $0.6 million in claim payments from captive trusts in the first quarter of 2008. As of March 31, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $747.4 million. Based on current trends, we expect that claim payments from captive trusts assets will increase in 2008 and substantially increase in 2009, reducing PMI’s losses in those years.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. On April 9, 2008, in conjunction with its downgrade of PMI, Standard & Poor’s lowered its insurer financial strength rating of PMI Australia to “AA-” from “AA.” Standard & Poor’s maintained the rating on CreditWatch with Negative Implications. In taking its actions, Standard & Poor’s noted that the CreditWatch “reflects PMI Group’s intention to implement various operational measures to further protect the Australian subsidiary’s financial strength at the “AA-” level . . . Should the[se] segmented rating measures not be implemented, it is likely the rating will be equated with that of PMI.” PMI Australia’s ability to attract new business and to compete is highly dependent on its perceived value and strength as a counterparty as reflected in part by its insurer financial strength ratings. Accordingly, Standard & Poor’s downgrade of PMI Australia, and future adverse rating agency actions if any, will likely negatively impact PMI Australia. PMI Australia had net income of $30.5 million in the first quarter of 2008 compared to $18.0 million in the first quarter of 2007. This increase in net income was primarily due to higher premiums earned in 2008 compared to the corresponding period in 2007, net realized investment gains in the first quarter of 2008 generated by gains from the sale of equity securities and the strengthening Australian dollar relative to the U.S. dollar.

•

PMI Europe. PMI Europe had a net loss in the first quarter of 2008 of $13.9 million compared to net income of $3.0 million in the corresponding period in 2007. The 2008 loss was driven by an increase in loss reserves of $17.5 million in the first quarter of 2008, due primarily to the deteriorating performance of certain U.S. exposures on which PMI Europe provided reinsurance coverage in 2005. The loss in 2008 was also due to changes in the fair value of PMI Europe’s credit default swap (“CDS”) derivative contracts. We recorded an unrealized mark-to-market loss of $2.6 million on PMI Europe’s CDS derivative contracts in 2008 primarily as a result of widening of credit spreads. Continuing volatility of credit spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these credit spreads does not reflect the credit quality of PMI Europe’s European CDS portfolio and we do not expect that these spread-driven changes in fair value will have a significant impact on future estimated net cash flows. The downgrade by Standard & Poor’s of the insurer financial strength rating it assigns to PMI Europe to “A+” (Negative Outlook) from “AA” (CreditWatch with Negative Implications) may negatively impact PMI Europe’s ability to attract or write new business. Capital constraints may also impede PMI Europe’s ability to write new business.

•

PMI Asia. PMI Asia had net income of $2.7 million in the first quarter of 2008 compared to $2.2 million in the corresponding period in 2007. PMI Asia’s claim payment obligations are guaranteed by PMI Europe. In April 2008, PMI Asia’s largest customer notified us that, as a result of Standard & Poor’s downgrade of PMI Europe’s insurer financial strength rating, it was significantly reducing the percentage of its mortgage insurance business that it will cede to PMI Asia. This action will significantly reduce PMI Asia’s gross reinsurance premiums in the future. We believe that additional adverse rating agency actions relating to PMI Europe could result in further ceding reductions, or a termination of the relationship, by this customer.

•

Rating Agency and Capital Constraints. As discussed above, the ratings of our international subsidiaries and/or their ability to compete for business, are dependent in part upon the financial strength, performance, and capital support of PMI, The PMI Group or other insurance subsidiaries within The PMI Group. Continued adverse loss development in our U.S. Mortgage Insurance Operations could further weaken the perceived counterparty strength of our international insurance subsidiaries and limit new business opportunities. In addition to rating agency actions, capital constraints at both The PMI Group and PMI, as well as at our international subsidiaries, may limit our international subsidiaries’ abilities to engage in new business transactions. (See also Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and our other functional foreign currencies. The changes in the average foreign currency exchange rates from the first quarter of 2007 compared to the corresponding period in 2008 positively affected International Operations’ net income by $2.1 million. The foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the functional currency.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC. In connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2008, we determined that our investment in FGIC was other-than-temporarily impaired and reduced the carrying value of our investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC’s income or losses. Our impairment resulted in an $88.0 million net realized investment loss in the consolidated statement of operations and a $15.6 million loss in other comprehensive income from a change in unrealized gains/losses in the current quarter. The decision to reduce the carrying value to zero was based on, among other factors, continued uncertainty concerning the future performance of FGIC’s insured CDO and RMBS portfolios and continued widening of credit spreads associated with credit default swaps; the cessation of new business writings by FGIC during the first quarter of 2008; the need for FGIC to obtain or generate significant additional capital to resume business writings and the absence of a definitive agreement with respect to any capital raise; the likelihood that, were any capital plan to be executed by FGIC, our investment in FGIC would be highly diluted since we do not intend to fund any portion of such additional capital; and various regulatory and other business uncertainties. As a result of the above factors, FGIC has been unable to prepare financial statements in a timely manner. If one or more of the factors discussed above are resolved in a positive manner, we could recognize future equity in earnings from FGIC to the extent that our investment in FGIC is recoverable. We are under no obligation, nor intend, to provide additional capital to FGIC.

•

RAM Re. Equity in losses from RAM Re was $36.2 million in the first quarter of 2008 compared to equity in earnings of $2.4 million in the corresponding period in 2007. This decrease was due primarily to RAM Re’s net unrealized mark-to-market losses of $149.4 million on its credit derivative portfolio as a result of widening credit spreads and an increase in loss reserves of $46.2 million primarily related to continuing deterioration in the performance of residential mortgage-backed securities (“RMBS”). As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s first quarter 2008 results will be reflected in our consolidated financial results in the second quarter of 2008. For the quarter ended March 31, 2008, and after we recorded our proportionate share of RAM Re’s losses, we determined that the carrying value of our investment in RAM Re was below the market value of such investment as of December 31, 2007. Accordingly, we determined that no impairment was necessary as of March 31, 2008. We will continue to evaluate this investment for possible future impairment. RAM Re is rated “AAA” (CreditWatch with Negative Implications) by Standard & Poor’s and “Aa3” (Negative Outlook) by Moody’s.

•

PMI Guaranty. PMI Guaranty had a net loss of $1.3 million for the first quarter of 2008 compared to net income of $1.2 million for the corresponding period in 2007. The 2008 loss was driven by an increase in losses and LAE of $3.1 million, related primarily to a reinsurance transaction of a bond securitization collateralized by U.S. sub-prime mortgage loans. PMI Guaranty, FGIC and a third party financial guarantor (the “Guarantor”) have agreed in principal to an arrangement in which all of the direct FGIC business currently reinsured by PMI Guaranty would be recaptured by FGIC and then ceded by FGIC to the Guarantor. With respect to two of these exposures to be ceded to the Guarantor, PMI Guaranty has agreed to reimburse the Guarantor for any liabilities it incurs, subject to an aggregate limit of $22.9 million. PMI Guaranty would secure its obligations by depositing $22.9 million into a trust account for the benefit of the Guarantor and, to the extent the Guarantor’s obligations are less than $22.9 million, the remaining funds would be returned to PMI Guaranty. We have not, entered, and do not expect to enter, into a written agreement in connection with this transaction until regulatory approvals have been obtained. There can be no assurance that the transaction will be approved or completed in the near term or at all. The agreement is subject to the prior approval of the New York and New Jersey Departments of Insurance and the form of agreement has been filed in both jurisdictions. We have also filed an application to redomesticate PMI Guaranty to Arizona and intend to file a further application with the Arizona Department of Insurance upon completion of the the novation transaction for approval to dividend excess capital, which we currently estimate to be approximately $150 million, from PMI Guaranty to The PMI Group. In connection with those applications, we will agree with the Arizona Department of Insurance to reinvest at least 80% of the dividended funds in PMI.

•

Valuation Allowance. For the quarter ended March 31, 2008, a tax valuation allowance of $30.8 million was established related to the impairment of the Company’s investment in FGIC and $12.6 million was accrued as a result of the recognition of additional losses from RAM Re. The total valuation allowance as of March 31, 2008 related to losses from FGIC and RAM Re in excess of our tax basis is

$210.3 million. To the extent the current estimate of future tax benefits to be realized changes, the tax expense could be affected positively or negatively. Increases or decreases in the valuation allowance can occur as a result of changes in book basis or tax basis in FGIC or RAM Re or due to changes in management’s expectations regarding realization of tax benefits.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted SFAS No. 159. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value option for certain corporate debt. As a result, we recognized a net of tax adjustment of $34.8 million to the beginning retained earnings as of January 1, 2008 related to certain of our debt instruments. For the quarter ended March 31, 2008, our net income included a $28.7 million positive adjustment related to the subsequent measurement of fair value for these debt instruments. The changes in the fair value of liabilities for which the fair value was elected were primarily due to interest rate fluctuations. (See Item I, Note 8. Fair Value Disclosures, for further discussion.)

•

Contract Underwriting Services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies, and accruals thereof, were $1.5 million for the first quarter of 2008 compared to $2.3 million in the corresponding period in 2007.

•

Share-Based Compensation. During the first quarter of 2008, we incurred pre-tax share-based compensation expense of $4.4 million, compared to $7.1 million in the corresponding period in 2007. We expect 2008 share-based compensation expenses to be lower for the year ended December 31, 2008. The decrease in share-based compensation expense is due to a decrease in the fair value of the share-based compensation granted and fewer options granted in 2008.

•

Additional Items Affecting this Segment. Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$262.0	$236.4	10.8%
Net investment income	58.3	52.6	10.8%
Net realized investment (losses) gains	(37.0)	1.6	—
Change in fair value of certain debt instruments	28.7	—	100.0%
Other income	3.9	3.9	—

Total revenues	315.9	294.5	7.3%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	579.8	109.3	—
Amortization of deferred policy acquisition costs	9.9	16.4	(39.6)%
Other underwriting and operating expenses	58.9	62.7	(6.1)%
Interest expense	8.4	8.3	1.2%

Total losses and expenses	657.0	196.7	—

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(341.1)	97.8	—
Equity in (losses) earnings from unconsolidated subsidiaries	(33.5)	36.5	(191.8)%

(Loss) income before taxes	(374.6)	134.3	—
Income tax (benefit) expense	(100.6)	32.3	—

Net (loss) income	$(274.0)	$102.0	—

Diluted (loss) earnings per share	$(3.37)	$1.16	—

For the quarter ended March 31, 2008, we recorded a consolidated net loss of $274.0 million compared to consolidated net income of $102.0 million for the corresponding quarter in 2007. Our net loss in the first quarter of 2008 was primarily due to our U.S. Mortgage Insurance Operations’ net loss of $172.5 million, an $88.0 million pre-tax net realized investment loss associated with our impairment of our investment in FGIC, and equity in losses of RAM Re of $36.2 million. U.S. Mortgage Insurance Operations’ loss for the first quarter of 2008 was driven by $537.0 million of losses and LAE compared to $92.8 million of losses and LAE in the first quarter of 2007. Our impairment of our FGIC investment reduced the carrying value of that investment to zero. Our first quarter 2008 financial results were positively impacted by our adoption of SFAS No. 159 with respect to certain of our senior debt and higher premiums earned in the U.S. and Australia.

The increase in premiums earned in the first quarter of 2008 compared to the corresponding period in 2007 was driven by higher premiums earned in Australia and the U.S. The increase in premiums earned in the U.S. was primarily due to insurance in force growth and higher insured loan sizes. The increase in premiums earned in Australia was driven by the continued strengthening of the Australian dollar relative to the U.S. dollar and higher levels of insurance in force and policy terminations.

The increase in net investment income in the first quarter of 2008 compared to the same period in 2007 was primarily due to the growth of PMI Australia’s investment portfolio and the strengthening of the Australian dollar relative to the U.S. dollar. Our consolidated pre-tax book yield was 5.21% and 5.26% as of March 31, 2008, and 2007, respectively.

The net realized investment losses in the first quarter of 2008 compared to the same period in 2007 was primarily due to the impairment of our investment in FGIC offset by gains on the sale of common stock in PMI’s and PMI Australia’s investment portfolios. In connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2008, we determined that our investment in FGIC was other-than-temporarily impaired and reduced the carrying value of our investment in FGIC from $103.6 million at December 31, 2007 to zero. See Conditions and Trends Affecting our Business – Financial Guaranty – FGIC, above. The impairment resulted in an $88.0 million net realized investment loss in the consolidated statement of operations and a $15.6 million loss in other comprehensive income from a change in unrealized gains/losses in the current quarter.

The change in fair value of certain debt instruments in the first quarter of 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. The realized gains of $28.7 million were due to fluctuations of fair value in the first quarter of 2008 primarily due to changes in interest rates and credit spreads.

The increase in our losses and LAE in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to loss reserve increases and higher claims paid in the U.S. and, to a lesser extent, PMI Europe. The increase in U.S. Mortgage Insurance Operations’ losses and LAE in the first quarter of 2008 was due to a $368.2 million addition to net loss reserves and a $96.0 million increase in claims paid. These increases reflect the significant weakening of the housing and mortgage markets which drove higher default inventories, claim rates and average claim sizes.

The decrease in amortization of deferred policy acquisition costs in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to our $33.6 million impairment in the fourth quarter of 2007 of PMI’s deferred policy acquisitions costs associated with PMI’s 2007 book year. As a result of this impairment, current period amortization includes only costs associated with book years prior to 2007 and the first quarter of 2008. PMI’s deferred policy acquisition cost asset increased to $16.0 million at March 31, 2008 from $10.5 million at December 31, 2007. PMI’s deferred policy acquisition cost asset was $43.7 million as of March 31, 2007. The decrease in other underwriting and operating expenses in the first quarter of 2008 compared to the corresponding period in 2007 was primarily a result of lower employee compensation expenses in the U.S. Mortgage Insurance Operations, partially offset by increases in expenses for expanding operations in the International segment.

Our equity in losses from unconsolidated subsidiaries in the first quarter of 2008 was due to RAM Re’s net unrealized mark-to-market losses on its credit derivative portfolio and its loss reserve increases primarily related to continuing deterioration in the performance of RMBS. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our share of RAM Re’s first quarter 2008 results will be reflected in our consolidated financial results in the second quarter of 2008.

We recorded income tax benefits of $100.6 million in the first quarter of 2008 compared to income tax expenses of $32.3 million in the corresponding period in 2007. The effective tax rates were 26.9% for the first quarter of 2008 and 24.0% for the first quarter of 2007. The change in our effective tax rate was primarily due to the losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments.

Segment Results

The following table presents consolidated net income (loss) and net income (loss) for each of our segments:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(172.5)	$68.9	—
International Operations	17.8	23.1	(22.9)%
Financial Guaranty	(124.2)	29.9	—
Corporate and Other	5.0	(19.8)	(125.3)%

Consolidated net (loss) income*	$(274.0)	$102.0	—

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions)
Net premiums written	$205.0	$195.9	4.6%

Premiums earned	$207.8	$193.8	7.2%
Net investment income	28.0	28.3	(1.1)%
Net realized gains	41.6	2.3	—
Other loss	(0.1)	(0.1)	—

Total revenues	277.3	224.3	23.6%

Losses and LAE	537.0	92.8	—
Underwriting and operating expenses	26.7	40.2	(33.6)%

Total losses and expenses	563.7	133.0	—

(Loss) income before equity in earnings from unconsolidated subsidiaries and income taxes	(286.4)	91.3	—
Equity in earnings from unconsolidated subsidiaries	2.9	4.9	(40.8)%

(Loss) income before income taxes	(283.5)	96.2	—
Income tax (benefit) expense	(111.0)	27.3	—

Net (loss) income	$(172.5)	$68.9	—

Premiums written and earned — PMI’s net premiums written refers to the amount of premiums recorded based on effective coverage during a given period, net of refunds and premiums ceded primarily under captive reinsurance agreements. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, portions of PMI’s gross premiums written are ceded to those captive reinsurance companies. We received $0.6 million in claim payments from captive trusts in the first quarter of 2008. As of March 31, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $747.4 million.

PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions)
Gross premiums written	$262.9	$240.4	9.4%
Ceded and refunded premiums, net of assumed	(57.9)	(44.5)	30.1%

Net premiums written	$205.0	$195.9	4.6%

Premiums earned	$207.8	$193.8	7.2%

The increase in gross and net premiums written and premiums earned in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to higher persistency and increases in PMI’s average premium rates and insured loan sizes, partially offset by lower NIW. (See Credit and Portfolio Characteristics, below.) We expect PMI’s NIW generated through both its flow and structured finance channels to be lower in 2008 than in 2007. The anticipated decrease in NIW will negatively impact our premiums written and earned in future periods. Higher persistency could partially offset this trend. (See Primary NIW, below.)

As of March 31, 2008, 53.1% of PMI’s primary insurance in force and 53.1% of its risk in force were subject to captive reinsurance agreements compared to 51.0% and 50.8%, respectively, as of March 31, 2007. The GSEs have announced that, effective June 1, 2008, they will prohibit approved mortgage insurers such as PMI from ceding new risk with gross risk or gross premium cedes greater than 25% to captive reinsurers.

Net investment income — Net investment income remained relatively flat primarily due to the decrease in the pre-tax book yield, partially offset by an increase in fixed income securities at March 31, 2008 compared to the corresponding period in 2007. The pre-tax book yield was 4.89% at March 31, 2008 compared to 5.33% at March 31, 2007. The fixed income securities increased to $1.7 billion as of March 31, 2008 from $1.5 billion as of March 31, 2007.

Net realized gains — The increase in net realized investment gains in the first quarter of 2008 compared to the same period in 2007 was primarily due to gains on the sale of certain equity investments in PMI’s portfolio. Common stock held in PMI’s investment portfolio decreased to $14.2 million as of March 31, 2008 from $116.0 million as of December 31, 2007 and $129.1 million as of March 31, 2007.

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

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions, except claim size)
Claims paid including LAE	$168.8	$72.8	131.9%
Change in net loss reserves	368.2	20.0	—

Losses and LAE	$537.0	$92.8	—

Number of primary claims paid	3,722	2,362	57.6%
Average primary claim size (in thousands)	$41.6	$27.5	51.3%

The increase in claims paid including LAE in the first quarter of 2008 compared to the corresponding period in 2007 was driven by higher average primary claim sizes and the increase in the number of primary claims paid (or claim rate). The increase in PMI’s average claim size has been driven by higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. Because we expect claim rates and claim sizes to continue to increase, we expect PMI’s claims paid to be significantly higher in 2008 than in 2007. Primary claims paid were $154.7 million and $64.9 million in the first quarter of 2008 and 2007, respectively. Pool insurance claims paid were $9.2 million and $4.8 million in first quarter of 2008 and 2007, respectively. For a discussion of changes in net loss reserves for the first quarters of 2008 and 2007, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

Defaults — PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date.

PMI’s primary default data are presented in the table below.

	As of March 31,		Percentage Change/ Variance
	2008	2007
Flow channel
Loans in default	50,499	27,709	82.2%
Policies in force	667,412	610,694	9.3%
Default rate	7.57%	4.54%	3.03 pps
Structured channel
Loans in default	19,219	11,497	67.2%
Policies in force	126,911	123,737	2.6%
Default rate	15.14%	9.29%	5.85 pps
Total primary
Loans in default	69,718	39,206	77.8%
Policies in force	794,323	734,431	8.2%
Default rate	8.78%	5.34%	3.44 pps

The increases in PMI’s primary default inventory and default rate in the first quarter of 2008 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

PMI’s modified pool default data are presented in the table below.

	As of March 31,		Percentage Change/ Variance
	2008	2007
Modified pool with deductible
Loans in default	20,700	10,097	105.0%
Policies in force	229,068	221,735	3.3%
Default rate	9.04%	4.55%	4.49 pps
Modified pool without deductible
Loans in default	7,924	4,747	66.9%
Policies in force	63,184	80,631	(21.6)%
Default rate	12.54%	5.89%	6.65 pps
Total modified pool
Loans in default	28,624	14,844	92.8%
Policies in force	292,252	302,366	(3.3)%
Default rate	9.79%	4.91%	4.88 pps

The increases in loans in default for modified pool with deductible were due to deterioration in the 2007 book and the continued seasoning of the 2006 book. We generally expect PMI’s modified pool loans in default to increase as the modified pool portfolio seasons. The increases in loans in default for modified pool without deductible were due to a large modified pool transaction in which PMI insured predominantly seasoned, less-than-A quality loans. We expect higher default rates for less-than-A quality loans particularly when, due to their seasoning, they are approaching or have entered their peak period of loss development. However, we also believe that PMI’s modified pool insurance products’ risk reduction features, including a stated stop loss limit, exposure limits on each individual loan in the pool and, in some cases, deductibles, reduce our potential loss exposure on loans insured by those products.

Total pool loans in default (which includes modified and other pool products) as of March 31, 2008 and 2007 were 33,536 and 18,500, respectively. The default rates for total pool loans as of March 31, 2008 and 2007 were 9.2% and 4.82%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$4.3	$12.6	(65.9)%
Other underwriting and operating expenses	22.4	27.6	(18.8)%

Total underwriting and operating expenses	$26.7	$40.2	(33.6)%

Policy acquisition costs incurred and deferred	$9.8	$12.3	(20.3)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent that we are compensated by customers for contract underwriting, those underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decrease in amortization of deferred policy acquisition costs in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to our $33.6 million impairment in the fourth quarter of 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. As a result of this impairment, current period amortization includes only costs associated with book years prior to 2007 and the first quarter of 2008. PMI’s deferred policy acquisition cost asset increased to $16.0 million at March 31, 2008 from $10.5 million at December 31, 2007. PMI’s deferred policy acquisition cost asset was $43.2 million as of March 31, 2007.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the first quarter of 2008 compared to the corresponding period in 2007 primarily as a result of lower employee compensation expenses and lower pension costs resulting from an amendment to our retirement plan in the second quarter of 2007.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.0 million in the first quarter of 2008 compared to $2.4 million in the corresponding period in 2007.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings is derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI decreased to $2.9 million in the first quarter of 2008 compared to $4.9 million in the corresponding period in 2007 primarily as a result of higher losses, partially offset by higher premiums earned.

Income taxes — U.S. Mortgage Insurance Operations statutory tax rate is 35%. The tax benefit recorded in the U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in an effective tax rate of 39.2%.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	As of March 31,
	2008	2007	Variance
Loss ratio	258.4%	47.9%	210.5 pps
Expense ratio	13.0%	20.5%	(7.5) pps

Combined ratio	271.4%	68.4%	203.0 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the first quarter of 2008 compared to the corresponding period in 2007 as a result of higher losses and LAE, partially offset by higher premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to an increase in net premiums written and decreases in amortization of deferred acquisition costs and employee compensation expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions)
Primary NIW:
Flow channel	$5,952	$7,524	(20.9)%
Structured finance channel	167	3,439	(95.1)%

Total primary NIW	$6,119	$10,963	(44.2)%

The decrease in PMI’s primary NIW in the first quarter of 2008 compared to the corresponding period in 2007 was due to changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from the Federal Housing Administration. We expect PMI’s NIW generated through both its flow and structured finance channels to continue to be lower in 2008 than in 2007.

Modified pool insurance — PMI wrote $4.1 million of modified pool risk in the first quarter of 2008 compared to $176.0 million of modified pool risk in the corresponding period in 2007. This decline was driven by a reduction in demand for this product by our customers. We expect to continue to write less modified pool risk in 2008 than in prior years. Modified pool risk in force was $2.8 billion as of March 31, 2008, $2.9 billion as of December 31, 2007 and $2.7 billion as of March 31, 2007.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of March 31,		Percentage Change/ Variance
	2008	2007
	(Dollars in millions)
Primary insurance in force	$124,263	$106,885	16.3%
Primary risk in force	$31,052	$26,975	15.1%
Pool risk in force*	$3,443	$3,373	2.1%
Policy cancellations—primary (year-to-date)	$5,479	$6,713	(18.4)%
Persistency—primary	77.6%	70.7%	6.9 pps

*	Includes modified pool and other pool risk in force.

Primary insurance in force and risk in force as of March 31, 2008 increased from March 31, 2007 primarily as a result of higher persistency. The increase in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects lower levels of residential mortgage refinance activity and home price declines.

The following table sets forth the percentages of PMI’s primary risk in force as of March 31, 2008 and December 31, 2007 in the ten states with the highest risk in force in PMI’s primary portfolio.

	Percent of Primary Risk in Force as of March 31, 2008	Percent of Primary Risk in Force as of December 31, 2007
Florida	10.8%	10.8%
California	8.4%	8.1%
Texas	7.2%	7.2%
Illinois	5.0%	5.0%
Georgia	4.6%	4.7%
Ohio	3.8%	3.8%
New York	3.6%	3.6%
Pennsylvania	3.3%	3.3%
Washington	3.1%	3.1%
New Jersey	3.0%	3.0%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. We consider a loan Alt-A if it has a credit score of 620 or greater, and the borrower requests and is given the option of providing reduced documentation verifying income, assets, deposit information, or employment. In the first quarter of 2008, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans primarily as a result of changes in PMI’s pricing and underwriting guidelines. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW- flow channel	$252	4.2%	$432	5.7%
Primary NIW- structured finance channel	15	9.0%	537	15.6%

Total primary NIW	$267	4.4%	$969	8.8%

Alt-A loan amounts and as a percentage of:
Primary NIW- flow channel	$810	13.6%	$3,043	40.4%
Primary NIW- structured finance channel	4	2.4%	1,066	31.0%

Total primary NIW	$814	13.3%	$4,109	37.5%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW- flow channel	$76	1.3%	$662	8.8%
Primary NIW- structured finance channel	18	10.8%	1,142	33.2%

Total primary NIW	$94	1.5%	$1,804	16.5%

97% or higher LTV loan amounts and as a percentage of:
Primary NIW- flow channel	$867	14.6%	$2,650	35.2%
Primary NIW- structured finance channel	53	31.7%	1,245	36.2%

Total primary NIW	$920	15.0%	$3,895	35.5%

The decreases shown above in the percentages of PMI’s NIW consisting of ARMs and Above-97s were driven primarily by changes in PMI’s pricing and underwriting guidelines. Effective March 1, 2008, we no longer insure Above-97s through our primary flow channel.

Interest only loans, also known as deferred amortization loans, and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. Borrowers with interest only loans do not reduce principal during an initial deferral period. In the first quarter of 2008, interest only loans were insured primarily through PMI’s flow channel and such loans were primarily sold to the GSEs. The vast majority of interest only loans insured in the first quarter of 2008 have ten year terms and are subject to additional underwriting criteria to limit the potential for layered risk. With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed in which case the interest shortfall is added to the principal amount of the loan. The following table presents PMI’s interest only loans as percentages of its flow channel and structured finance channel primary NIW and payment option ARMs as percentages of its flow channel primary NIW:

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
Interest only loan amounts and as a percentage of:
Primary NIW- flow channel	$498	8.4%	$2,068	27.5%
Primary NIW- structured finance channel	2	1.2%	830	24.1%

Total primary NIW	$500	8.2%	$2,898	26.4%

Payment option ARMs amounts and as a percentage of:
Primary NIW- flow channel	$23	0.4%	$348	4.6%

Total primary NIW	$23	0.4%	$348	3.2%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, Above-97s, interest only, and payment option ARMs loans as percentages of primary risk in force:

	March 31, 2008	December 31, 2007	March 31, 2007
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	7.9%	8.1%	7.8%
Less-than-A Quality loans with FICO scores below 575 *	2.1%	2.2%	2.1%
Alt-A loans	22.4%	22.8%	22.1%
ARMs (excluding 2/28 Hybrid ARMs)	9.1%	10.4%	12.1%
2/28 Hybrid ARMs **	3.0%	3.4%	5.6%
Above-97s (above 97% LTV’s)	24.4%	24.6%	20.3%
Interest Only	14.0%	14.2%	12.1%
Payment Option ARMs	3.7%	3.8%	4.3%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

PMI expects higher default and claim rates on Above-97s, Alt-A, interest only and less-than-A quality loans. While we incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates, there can be no assurance that the premiums earned with respect to such insured loans will be adequate to cover related incurred losses.

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

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. Our International Operations segment’s net income is summarized as follows:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(USD in millions)
PMI Australia	$30.5	$18.0	69.4%
PMI Europe	(13.9)	3.0	—
PMI Asia	2.7	2.2	22.7%
PMI Canada	(1.5)	(0.1)	—

International Operations net income	$17.8	$23.1	(22.9)%

The decrease in International Operations’ net income in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to higher losses and LAE in Europe, partially offset by higher premiums earned, net realized gains and net investment income in Australia.

The changes in the average foreign currency exchange rates from 2007 to 2008 positively impacted International Operations’ net income by $2.1 million primarily due to the strengthening of the Australian dollar relative to the U.S. dollar, partially offset by the strengthening Euro and Canadian dollar relative to the U.S. dollar. The foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the local currency.

In 2008, we purchased Australian dollar foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar. The options had an aggregate pre-tax cost of $1.1 million. International Operations’ net income for the first quarter of 2008 was reduced by $0.5 million pre-tax, related to these put options.

PMI Australia

The table below sets forth the financial results of PMI Australia:

	Three Months Ended March 31,		Percentage Change/ Variance
	2008	2007
	(USD in millions)
Net premiums written	$39.5	$38.2	3.4%

Premiums earned	$47.3	$36.4	29.9%
Net investment income	21.4	16.1	32.9%
Net realized investment gains (losses)	9.7	(0.1)	—
Other (loss) income	(0.2)	0.5	(140.0)%

Total revenues	78.2	52.9	47.8%

Losses and LAE	20.6	16.2	27.2%
Other underwriting and operating expenses	14.1	10.8	30.6%

Total losses and expenses	34.7	27.0	28.5%

Income before income taxes	43.5	25.9	68.0%
Income taxes	13.0	7.9	64.6%

Net income	$30.5	$18.0	69.4%

Loss ratio	43.6%	44.4%	(0.8	) pps
Expense ratio	35.6%	28.3%	7.3	pps

The average USD/AUD currency exchange rate was 0.9053 in the first quarter of 2008 compared to 0.7863 in the corresponding period in 2007. The change in the average USD/AUD currency exchange rates from the first quarter of 2007 to the same period in 2008 positively impacted PMI Australia’s net income by $4.0 million. Net income from PMI Australia in the first quarter of 2008 includes pre-tax foreign currency put option costs of $0.5 million.

Premiums written and earned — PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation. The increases in PMI Australia’s premiums written and earned in the first quarter of 2008 compared to the corresponding period in 2007 were driven by the continued strengthening of the Australian dollar relative to the U.S. dollar and higher levels of premiums released due to growth in insurance in force and higher levels of terminations.

Net investment income — The increase in net investment income in the first quarter of 2008 compared to the corresponding period in 2007 was due to positive cash flows from operations, a strengthening Australian dollar relative to the U.S. dollar and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, increased to $1.4 billion as of March 31, 2008 from $1.1 billion as of March 31, 2007. The pre-tax book yield was 6.38% and 6.11% at March 31, 2008 and 2007, respectively. The increase in book yield in the first quarter of 2008 was primarily due to increases in market interest rates.

Net realized investment gains — The net realized investment gains in the first quarter of 2008 were generated primarily by gains from the sale of equity securities. In the first quarter of 2008, PMI Australia sold principally all of its equity portfolio. The proceeds from the sale were used to purchase fixed income securities.

Losses and LAE — PMI Australia’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(USD in thousands, except average claim size)
Claims paid including LAE	$14,418	$8,389	71.9%
Change in net loss reserves	6,216	7,768	(20.0)%

Losses and LAE	$20,634	$16,157	27.7%

Average claim size	$71.7	$66.6	7.7%
Number of claims paid	201	126	59.5%

The increase in claims paid including LAE in the first quarter of 2008 compared to the corresponding period in 2007 was attributable to increased delinquent loans resulting in higher claim payments driven by higher interest rates in prior periods, and moderating or declining home prices. We increased PMI Australia’s net loss reserves in the first quarter of 2008 by $6.2 million primarily due to an increase in PMI Australia’s default inventory, higher claim rates and higher average claim sizes.

Default data is presented in the following table:

	As of March 31,
	2008	2007	Percentage Change/Variance
Policies in force	1,043,982	1,070,974	(2.5)%
Loans in default	3,278	3,063	7.0%
Total default rate	0.31%	0.29%	0.02	pps
Flow default rate	0.40%	0.40%	0.00	pps
RMBS (residential mortgage-backed securities) default rate	0.19%	0.10%	0.09	pps

Underwriting and operating expenses — Underwriting and operating expenses increased in the first quarter of 2008 compared to the corresponding period in 2007 primarily due to growth in the business and a stronger Australian dollar relative to the U.S. dollar.

NIW, insurance and risk in force — PMI Australia’s NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW, insurance in force and risk in force:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(USD in millions)
Flow insurance written	$4,654	$4,300	8.2%
RMBS insurance written	408	3,284	(87.6)%

Total NIW	$5,062	$7,584	(33.3)%

	As of March 31,
	2008	2007
	(USD in millions)
Insurance in force	$182,702	$156,698	16.6%
Risk in force	$167,889	$143,207	17.2%

Total NIW for the first quarter of 2008 decreased compared to the corresponding period in 2007 primarily due to a significant reduction in RMBS transactions due to uncertainty in credit markets and increases in interest rates. The decrease was partially offset by a strengthening of the Australian dollar relative to the U.S. dollar. (See also Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.) The increases in insurance in force and risk in force as of March 31, 2008 compared to March 31, 2007 were driven primarily by a stronger Australian dollar against the U.S. dollar.

PMI Europe

The following table sets forth the financial results of PMI Europe for the periods set forth below:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(USD in millions)
Net premiums written	$5.4	$3.4	58.8%

Premiums earned	$3.2	$3.6	(11.1)%
Realized gains from credit default swaps	3.4	1.8	88.9%
Unrealized loss on credit default swaps	(2.6)	—	—

Net income from credit default swaps	0.8	1.8	(55.6)%
Net investment income	4.0	2.4	66.7%
Net realized (losses) gains	(0.2)	0.1	—
Other loss	—	(0.1)	—

Total revenues	7.8	7.8	0.0%

Losses and LAE	19.0	0.3	—
Other underwriting and operating expenses	5.0	3.0	66.7%

Total losses and expenses	24.0	3.3	—

(Loss) income before taxes	(16.2)	4.5	—
Income tax (benefit) expense	(2.3)	1.5	—

Net (loss) income	$(13.9)	$3.0	—

The average USD/Euro currency exchange rate was 1.4992 for the first quarter of 2008 compared to 1.3111 for the corresponding period in 2007. The changes in the average USD/Euro currency exchange rates negatively impacted PMI Europe’s financial results by $1.7 million in the first quarter of 2008.

Premiums written and earned — Net premiums written increased in the first quarter of 2008 compared to the corresponding period in 2007 primarily due to growth in new reinsurance written in the U.K. The decrease in premiums earned in the first quarter of 2008 compared to the corresponding period in 2007 was due primarily to decreases in premiums earned associated with the Royal & SunAlliance (“R&SA”) insurance portfolio acquired in 2003. We recognize premiums associated with the acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As the portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to continue to decline.

Net (loss) income from credit default swaps — PMI Europe is currently a party to seventeen credit default swap contracts that are classified as derivatives. We recorded an unrealized mark-to-market loss of $2.6 million on PMI Europe’s CDS derivative contracts in the first quarter of 2008 as a result of the widening of credit spreads. Continuing volatility of credit spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these credit spreads does not reflect the credit quality of PMI Europe’s European CDS portfolio and we do not expect that these spread-driven changes in fair value will have a significant impact on future estimated net cash flows. During the first quarter of 2008, we recognized realized gains of $3.4 million on these contracts compared to $1.8 million in the corresponding period in 2007. The increase in realized gains was primarily due to income from new CDS contracts closed in the fourth quarter of 2007. We believe that market conditions, capital constraints and rating agency actions could limit PMI Europe’s opportunities to participate in CDS transactions in 2008. (See also Item 1, Note 8. Fair Value Disclosures, above.)

Net investment income — PMI Europe’s net investment income consists primarily of interest income from its investment portfolio including cash deposits, and gains and losses on foreign currency re-measurement. The pre-tax book yield was 4.4% and 4.3% for March 31, 2008 and 2007, respectively. The increase in net investment income in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to an increase in book yield, foreign currency re-measurement and an increase in PMI Europe’s investment portfolio, including cash and cash equivalents.

Losses and LAE — PMI Europe’s losses and LAE increased during the current period and includes claim payments and changes in reserves. Claim payments (excluding payments for CDS accounted as derivatives) totaled $1.4 million in the first quarter of 2008 compared to $0.9 million in the corresponding period in 2007. We increased PMI Europe’s loss reserves by $17.5 million in the first quarter of 2008 primarily due to the deteriorating performance of several U.S. financial guaranty exposures on which PMI Europe provided reinsurance coverage. In addition, reserves also increased, to a lesser extent, due to an increased level of delinquencies received from Italian mortgage insurance contracts.

Underwriting and operating expenses — The increase in underwriting and operating expenses in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to expenses related to our continuing expansion in Europe and also due to a strengthening of the Euro relative to the U.S. dollar.

Risk in force — PMI Europe’s risk in force increased to $9.6 billion as of March 31, 2008 from $3.8 billion at March 31, 2007. The increase was primarily due to new credit default swaps written in 2007 and the strengthening of the Euro relative to the U.S. dollar.

Income taxes — The effective tax rate for PMI Europe for the three months ended March 31, 2008 is primarily driven by the Irish statutory tax rate of 12.5%. The tax rate for 2007 reflected certain U.S. tax expense derived from PMI Europe earnings that were allocated to the international business segment.

PMI Asia

The following table sets forth the financial results of PMI Asia:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(USD in millions)
Net reinsurance premiums written	$3.1	$1.7	82.4%

Reinsurance premiums earned	$3.2	$2.4	33.3%
Net investment income	0.8	0.6	33.3%

Total revenues	4.0	3.0	33.3%
Losses and LAE	—	—	—
Underwriting and operating expenses	0.9	0.4	125.0%

Total losses and expenses	0.9	0.4	125.0%

Income before taxes	3.1	2.6	19.2%
Income tax expense	0.4	0.4	—

Net income	$2.7	$2.2	22.7%

The average USD/HKD currency exchange rate was 7.7947 for the first quarter of 2008 and 7.8081 for the corresponding period in 2007. Changes in the average USD/HKD currency exchange rates from the first quarter of 2007 to the first quarter of 2008 did not significantly impact PMI Asia’s net income.

Premiums written and earned — Effective June 30, 2006, PMI Asia assumed all mortgage risk previously ceded to PMI’s Hong Kong branch. The increase in reinsurance premiums written and earned in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to higher levels of mortgage origination activity in Hong Kong in 2008, partially offset by the increased retention of risk and premium by PMI Asia’s leading customer. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

Net investment income — Net investment income increased in the first quarter of 2008 compared to the corresponding period in 2007 primarily due to growth in PMI Asia’s investment portfolio. PMI Asia had total cash and investments of $75.9 million and $64.0 million as of March 31, 2008 and 2007, respectively.

Income taxes — PMI Asia’s statutory tax rate is 16.5%. The income tax expense in the first quarter of 2008 was positively affected by tax exempt income from tax exempt bonds purchased in 2007.

PMI Canada

The following table sets forth the financial results of PMI Canada:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(USD in millions)
Net premiums written	$2.3	$—	—

Premiums earned	$0.1	$—	—
Net investment income	0.8	—	—

Total revenues	0.9	—	—
Losses and LAE	0.1	—	—
Underwriting and operating expenses	2.3	0.1	—

Total losses and expenses	2.4	0.1	—

Loss before taxes	(1.5)	(0.1)	—
Income tax expense	—	—	—

Net Loss	$(1.5)	$(0.1)	—

The average USD/CAD currency exchange rate was 0.9954 in the first quarter of 2008 compared to 0.8534 in the corresponding period in 2007. The changes in the average USD/CAD currency exchange rates negatively impacted PMI Canada’s financial results by $0.2 million in the first quarter of 2008.

Premiums written and earned — The premiums written and earned in the first quarter of 2008 were due to a bulk primary transaction in January 2008 resulting in premiums written of $2.3 million and NIW of $85.1 million. PMI Canada commenced business operations in the second quarter of 2007 and therefore no premiums were written or earned in the first quarter of 2007. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

Net investment income — The net investment income in the first quarter of 2008 was due to the income earned on PMI Canada’s investment portfolio established in the second quarter of 2007.

Underwriting and Operating Expense — Underwriting and operating expense increased to $2.3 million in the first quarter of 2008 from $0.1 million in the corresponding quarter in 2007 due to the growth in the Canadian operations. The increase is primarily related to an increase in employee and infrastructure costs associated with the development of the Canadian operations.

Income Taxes — PMI Canada’s statutory tax rate is approximately 33.5% combined federal and provincial. No tax benefit has been recorded for the first quarter of 2008. If management determines that net operating losses will more likely than not be utilized, future tax benefit could be recognized.

Financial Guaranty

The following table sets forth the financial results of our Financial Guaranty segment. Other than equity in earnings/losses from unconsolidated subsidiaries, the results reflect the performance of PMI Guaranty for the years ended:

	Three Months Ended March 31,
	2008	2007	Percentage change
	(Dollars in millions)
Net premiums written	$—	$4.7	—

Premiums earned	$0.4	$0.2	100.0%
Net investment income	2.2	2.3	(4.3)%
Impairment of unconsolidated subsidiary	(88.0)	—	—

Total revenues	(85.4)	2.5	—

Losses and LAE	3.1	—	—
Amortization of deferred policy acquisition costs	0.3	0.1	200.0%
Other underwriting and operating expenses	1.4	0.5	180.0%
Interest expense	0.7	0.7	0.0%

Total losses and expenses	5.5	1.3	—

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(90.9)	1.2	—

Equity in (losses) earnings from unconsolidated subsidiaries:
FGIC	—	29.3	—
RAM Re	(36.2)	2.4	—

Equity in (losses) earnings from unconsolidated subsidiaries	(36.2)	31.7	—
(Loss) income before taxes	(127.1)	32.9	—
Income tax (benefit) expense	(2.9)	3.0	(196.7)%

Net (loss) income	$(124.2)	$29.9	—

The $88.0 million impairment of unconsolidated subsidiary in the first quarter of 2008 represents our impairment of our investment in FGIC. In connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2008, we determined that our investment in FGIC was other-than-temporarily impaired and reduced the carrying value of our investment in FGIC from $103.6 million at December 31, 2007 to zero. See Conditions and Trends Affecting our Business – Financial Guaranty – FGIC, above.

Equity in losses from RAM Re of $36.2 million in the first quarter of 2008 were driven primarily by RAM Re’s net unrealized mark-to-market losses of $149.4 million on its credit derivative portfolio as a result of widening credit spreads and increase in loss reserves of $46.2 million primarily related to continuing deterioration in the performance of RMBS. As we report our equity in earnings/losses from RAM Re on a one quarter lag, our 23.7% share of RAM Re’s first quarter 2008 results will be reflected in our consolidated financial results in the second quarter of 2008.

PMI Guaranty had a net loss of $1.3 million for the first quarter of 2008 compared to net income of $1.2 million for the corresponding period in 2007. The 2008 loss was driven by an increase in losses and LAE of $3.1 million related primarily to a reinsurance transaction in connection with a bond securitization collateralized by U.S. sub-prime mortgage loans.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Percentage Change
	(Dollars in millions)
Net investment income	$1.2	$2.8	(57.1)%
Net realized investment losses	—	(0.7)	—
Change in fair value of certain debt instruments	28.7	—	—
Other income	3.3	1.7	94.1%

Total revenues	33.2	3.8	—

Share-based compensation expense	4.4	7.1	(38.0)%
Other operating expenses	13.9	16.9	(17.8)%

Total other operating expenses	18.3	24.0	(23.8)%
Interest expense	7.6	7.5	1.3%

Total expenses	25.9	31.5	(17.8)%
Income (loss) before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	7.3	(27.7)	(126.4)%
Equity in losses from unconsolidated subsidiaries	(0.1)	—	—

Net income (loss) before income taxes	7.2	(27.7)	(126.0)%
Income tax expense (benefit)	2.2	(7.9)	(127.8)%

Net income (loss)	$5.0	$(19.8)	(125.3)%

Change in fair value of certain debt instruments — Change in fair value of certain debt instruments in the first quarter of 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. In connection with our adoption of SFAS No. 159, we elected the fair value option presented by SFAS No. 159 with respect to certain of our long term debt instruments. The realized gains of $28.7 million were due to fluctuations of fair value in the first quarter of 2008 primarily due to changes in interest rates and changes in credit spreads. (See Item 1, Note 8. Fair Value Disclosures.)

Share-based compensation expenses — The decrease in share-based compensation in the first quarter of 2008 from the corresponding period in 2007 was primarily due to a decrease in the number and fair value of share-based compensation granted in 2008. We expect 2008 share-based compensation expenses to be lower for the year ended December 31, 2008 than 2007.

Other operating expenses — Other operating expenses decreased in the first quarter of 2008 compared to the corresponding period in 2007 due to decreases in employee compensation costs and contract underwriting remedies.

Income taxes — The 2008 tax rate of 30.6% is higher than the 2007 tax rate of 28.5% due primarily to allocations of certain federal and state taxes to the Corporate and Other business segment.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $75.2 million at March 31, 2008 compared to $141.4 million at March 31, 2007. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations. Due to the $200 million draw on our credit facility in May 2008, we currently have significantly more liquidity than at March 31, 2008.

As a result of higher losses and LAE in the first quarter of 2007 and 2008, higher projected losses in 2008 and potential growth in insurance in force, we will likely need to raise significant amounts of additional capital in 2008. Although we do not yet know what form these capital raising activities will take, we expect to seek to raise additional capital through a variety of types of transactions. On an ongoing basis, we intend to explore available alternatives to enhance our liquidity, including debt or equity offerings, obtaining reinsurance for our insurance subsidiaries’ existing or future books of business, limiting the new insurance written by our insurance subsidiaries and/or the disposition of equity investments (which could include certain wholly-owned subsidiaries) or portions thereof. Given current market conditions generally and in our industry, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms or at all.

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. Due to the factors described above, we anticipate that PMI Mortgage Insurance Co. will likely require significant additional capital in the rest of 2008.

International Operations and Financial Guaranty Liquidity — The principal uses of these segments’ liquidity are the payment of operating expenses, claim payments, and taxes and growth of its investment portfolio. The principal sources of these segments’ liquidity are written premiums, investment maturities and net investment income. We have in the past dedicated increasing amounts of capital resources to expand our International Operations. Capital constraints described above may prevent us from continuing to expend such resources, which in turn may limit our international subsidiaries’ abilities to engage in capital intensive transactions in 2008 and thereafter. Negative rating agency actions with respect to PMI and certain of our International subsidiaries have negatively affected, and could further negatively affect in the future, the financial condition and results of operations of our International operations. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

Credit Facility

We entered into an agreement on March 16, 2008 to amend our existing revolving credit facility. The amendment to the credit facility reduces the amount available under the facility from $400 million to $300 million, subject to additional reductions in the event of certain asset sales or equity or debt issuances, with the maximum amount by which the facility can be reduced equal to $150 million. The facility includes a $50 million letter of credit sub-limit. Pursuant to the terms of the amendment, our ability to borrow under the facility was subject to a number of conditions, including that the stock of MIC be pledged in favor of the lenders under the facility and noteholders under certain of our senior notes. On April 24, 2008, we satisfied this condition by entering into a Shared Collateral Pledge Agreement with U.S. Bank National Association as collateral agent (the “Collateral Agent”), pursuant to which we granted a security interest in the stock of MIC in favor of the Collateral Agent, for the benefit of both the lenders under the revolving credit facility and the noteholders under certain of our senior notes. In May 2008, we borrowed $200 million under the facility. There are three outstanding letters of credit totaling approximately $2 million.

The amendment contains changes and additions to the existing financial covenants. The amendment reduces the requirement for our Adjusted Consolidated Net Worth (as defined in the facility) from $2.19 billion to $1.5 billion. In addition, under the amended facility, mark-to-market unrealized losses and gains on swap contracts with respect to PMI Europe, FGIC and RAM Re are excluded from the calculation of Adjusted Consolidated Net Worth and accumulated other comprehensive income is included. The amended facility contains a risk-to-capital ratio requirement of 20 to 1 with respect to MIC and a maximum total debt to total capitalization percentage requirement of 35%.

The amended facility also contains additional covenants and restrictions. Among these are restrictions on asset dispositions and investments. While we are permitted under the amended facility to make additional investments in MIC and its subsidiaries, our ability to invest in our reinsurance subsidiaries is subject to dollar limitations, unless and until we pledge the stock of those subsidiaries. The amended facility does not permit us to make additional investments in PMI Guaranty (other than pursuant to existing support arrangements), FGIC or RAM Re. The amended facility includes additional events of default, including MIC receiving a notice from either of the GSEs that it has been suspended as an approved mortgage insurer and having failed to cure such suspension within 30 days, MIC being disqualified or terminated as an approved mortgage insurer by either of the GSEs, MIC failing to maintain a financial strength rating of at least Baa from Moody’s and failing to maintain a financial strength rating of at least BBB from Standard & Poor’s, or our material insurance subsidiaries (as defined in the facility) being subject to certain regulatory actions or restrictions by their respective primary insurance regulators that are not cured within specified periods of time. Upon an event of default, we could have to repay all outstanding indebtedness and would be unable to draw on the facility, and the lenders would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility also could trigger an event of default under our outstanding senior notes. See Part II, Item 1A. Risk Factors—Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may lose access to the facility.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group in the form of a return of capital. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. In 2007, PMI paid $165 million in dividends to The PMI Group. We do not anticipate that PMI will pay any dividends to The PMI Group in 2008. Any payment of the remaining $185 million of approved dividends by PMI to The PMI Group requires prior written notice to the Director of the Arizona Department of Insurance.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Corporation. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of March 31, 2008, PMI’s risk-to-capital ratio was 11.9 to 1 compared to 8.3 to 1 at March 31, 2007.

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Fixed income securities	$47,133	$41,212
Equity securities	6,658	4,967
Short-term investments	5,521	7,259

Investment income before expenses	59,312	53,438
Investment expenses	(999)	(799)

Net investment income	$58,313	$52,639

Net investment income increased in the first quarter of 2008 compared to the corresponding quarter in 2007 primarily due to growth in PMI Australia’s investment portfolio and a stronger Australian dollar relative to the U.S. dollar. Our consolidated pre-tax book yield was 5.21% and 5.26% at March 31, 2008 and 2007, respectively.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of March 31, 2008 and December 31, 2007. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” consist of the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
March 31, 2008
Fixed income securities:
U.S. Municipal bonds	$1,736,516	$—	$163,534	$13,398	$1,913,448
Foreign governments		692,285	—	—	692,285
Corporate bonds	674	968,733	—	36,315	1,005,722
U.S. government and agencies	7,736	—	—	619	8,355
Mortgage-backed securities	1,976	—	—	1,647	3,623

Total fixed income securities	1,746,902	1,661,018	163,534	51,979	3,623,433

Equity securities:
Common stocks	14,159	1,867	—	1,242	17,268
Preferred stocks	260,646	—	21,102	—	281,748

Total equity securities	274,805	1,867	21,102	1,242	299,016
Short-term investments	951	643	—	1,300	2,894

Total investments	$2,022,658	$1,663,528	$184,636	$54,521	$3,925,343

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. Municipal bonds	$1,521,367	$—	$167,915	$13,542	$1,702,824
Foreign governments	—	640,970	—	—	640,970
Corporate bonds	675	873,228	—	36,790	910,693
U.S. government and agencies	7,511	—	—	974	8,485
Mortgage-backed securities	2,053	—	—	1,668	3,721

Total fixed income securities	1,531,606	1,514,198	167,915	52,974	3,266,693

Equity securities:
Common stocks	116,005	42,689	—	1,242	159,936
Preferred stocks	277,165	—	22,465	—	299,630

Total equity securities	393,170	42,689	22,465	1,242	459,566
Short-term investments	951	641	—	1,300	2,892

Total investments	$1,925,727	$1,557,528	$190,380	$55,516	$3,729,151

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At March 31, 2008, the fair value of these securities in our consolidated investment portfolio increased to $3.9 billion as of March 31, 2008 from $3.7 billion as of December 31, 2007. The increase was due primarily to growth in PMI Australia’s investment portfolio and increases in foreign currency translation rates and changes in the composition of our investment portfolio. In the first quarter of 2008 we sold a significant portion of certain investments in PMI’s and PMI Australia’s investment portfolios. The decrease in equity securities in PMI and PMI Australia’s investment portfolios was offset by increased purchases of fixed income securities.

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

Capital Support Obligations

PMI has entered into various capital support agreements with PMI Australia, PMI Europe, PMI Guaranty, and PMI Canada that could require PMI to make additional capital contributions to those subsidiaries. The PMI Group guarantees the performance of PMI’s capital support obligations to PMI Australia, PMI Europe and PMI Guaranty. The capital support agreement and corresponding guarantee for PMI Guaranty, and the capital support agreement for PMI Canada, are limited to $650 million and $300 million, respectively. PMI has executed a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $217.2 million in the first quarter of 2008 compared to $179.5 million in the corresponding quarter in 2007. Cash flows from operations increased primarily due to increases in premiums written partially offset by claim payments from PMI. We expect cash flows from operating activities to be negatively affected throughout 2008 due to payment of claims from loss reserves recorded by PMI in 2007.

Consolidated cash flows used in investing activities in the first quarter of 2008, including purchases and sales of investments and capital expenditures, were $196.8 million compared to consolidated cash flows used in investing activities of $124.9 million in the corresponding quarter in 2007. The increase in cash flows used in investing activities in the first quarter of 2008 compared to the corresponding quarter in 2007 was due primarily to increased purchases of fixed income securities.

Consolidated cash flows provided by financing activities, including proceeds from the issuance of treasury stock, were $0.3 million in the first quarter of 2008. In the first quarter of 2007, cash flows used in financing activities, including the purchase of common stock and dividends paid to shareholders were $7.0 million. The difference was primarily due to decreases in treasury stock purchases.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries:

	Standard & Poor’s	Fitch	Moody’s	DBRS
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	A+	AA	Aa2	AA
PMI Insurance Co.	A+	AA	Aa2	—
PMI Australia	AA-	AA	Aa2	—
PMI Canada	—	—	—	AA
PMI Europe	A+	AA	Aa3	—
PMI Guaranty	A+	AA	Aa3	—
CMG MI	AA-	AA	—	—

	Standard & Poor’s	Fitch	Moody’s	DBRS
FGIC	BB	BBB	Baa3	—
RAM Re	AAA	—	Aa3	—
Senior Unsecured Debt
The PMI Group	BBB+	A	A1	—
Capital Securities
PMI Capital I	BBB-	A-	A2	—

Recent Developments Relating to Mortgage Insurance Companies and PMI Guaranty Ratings

On April 8, 2008, Standard & Poor’s downgraded its counterparty credit and insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co., PMI Guaranty and PMI Europe from “AA” (CreditWatch with Negative Implications) to “A+” (Negative Outlook). Standard & Poor’s also downgraded its counterparty credit rating on The PMI Group from “A” to “BBB+” (Negative Outlook). In taking these actions, Standard & Poor’s noted that the downgrades reflected, among other things, “weaker-than-expected results for the fourth quarter of 2007 and the continued deterioration in key variables that influence claims for mortgage insurance.” Also on April 8, 2008, Standard & Poor’s placed its “AA-” counterparty credit and insurer financial strength ratings on CMG MI on CreditWatch with Negative Implications. Standard & Poor’s indicated that it had taken this action in order to review the impact that the downgrade of PMI Mortgage Insurance Co. will have on CMG MI.

On April 9, 2008, Standard & Poor’s downgraded its financial strength rating on PMI Australia from “AA” (CreditWatch with Negative Implications) to “AA-” (CreditWatch with Negative Implications). In taking its actions, Standard & Poor’s noted that the CreditWatch “reflects PMI Group’s intention to implement various operational measures to further protect the Australian subsidiary’s financial strength at the “AA-” level . . . Should the[se] segmented rating measures not be implemented, it is likely the rating will be equated with that of PMI.”

On April 15, 2008, Standard & Poor’s removed its “AA-” counterparty credit and insurer financial strength ratings on CMG MI from CreditWatch with Negative Implications. At the same time, Standard & Poor’s affirmed its ratings on CMG MI with a negative outlook. In taking these actions, Standard & Poor’s indicated that it viewed the April 8, 2008 downgrade of PMI Mortgage Insurance Co. as not having a material impact on CMG MI’s financial strength.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses, and the perceived need, if any, for additional capital. There can be no assurance that our wholly-owned insurance subsidiaries will not be downgraded in the future.

Any additional ratings downgrade in the future, or the announcement of a potential downgrade or other concern relating to the financial strength of our wholly-owned insurance subsidiaries could have a material adverse effect on our business prospects, our ability to compete, our holding company debt ratings, the ratings or performance of our other insurance subsidiaries (who may receive capital support from the downgraded subsidiary), or the ratings of CMG MI. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting estimates involved significant judgments used in the preparation of our consolidated financial statements.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of March 31, 2008 and December 31, 2007 on a segment and consolidated basis:

	As of March 31, 2008			As of December 31, 2007
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$1,480.0	$1,936.7	$1,589.3	$933.8	$1,348.7	$1,133.1
International Operations	109.3	174.3	135.0	74.6	152.8	106.9
PMI Guaranty (1)	5.2	5.2	5.2	2.6	2.6	2.6

Consolidated loss and LAE reserves	$1,594.5	$2,116.2	$1,729.5	$1,011.0	$1,504.1	$1,242.6

(1)	PMI Guaranty does not prepare an actuarial range.

U.S. Mortgage Insurance Operations — We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges.

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

We established PMI’s reserves at March 31, 2008 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at March 31, 2008 reflects certain changes in PMI’s product mix as well as loss mitigation initiatives by PMI, regulators and mortgage servicers that we believe will positively impact the level of losses and LAE. In addition, the actuarial range is gross of reinsurance recoverables from captives for which we expect significant benefits. As a result of these and other factors, management’s best estimate was lower than the mid-point of the actuarial range.

Our increases to the reserve balance in the first quarter of 2008 were primarily due to PMI’s higher default inventory and higher expected claim rates and claim sizes on reported delinquencies. Continuing deterioration of the U.S. housing and mortgage markets caused PMI’s default inventory, claim rates and claim sizes to increase in the first quarter of 2008. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim sizes has been driven by high loan sizes and coverage levels in PMI’s portfolio and declining home prices which limit PMI’s loss mitigation opportunities. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Balance at January 1	$1,133.1	$366.2
Reinsurance recoverables	(35.9)	(2.9)

Net balance at January 1	1,097.2	363.3
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	363.2	80.1
Prior years	173.8	12.7

Total incurred	537.0	92.8
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(0.1)	(0.1)
Prior years	(168.7)	(72.7)

Total payments	(168.8)	(72.8)

Net balance at March 31	1,465.4	383.3
Reinsurance recoverables	123.9	2.7

Balance at March 31	$1,589.3	$386.0

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $168.8 million and $72.8 million for the periods ended March 31, 2008 and 2007, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $537.0 billion and $92.8 million for the quarters ended March 31, 2008 and 2007, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $173.8 million and $12.7 million for the quarters ended March 31, 2008 and 2007, respectively. The table below breaks down the three months ended March 31, 2008 and 2007 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default is reported)	March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006	March 31, 2008 vs. December 31, 2007	March 31, 2007 vs. December 31, 2006
2001 and Prior	$—	$—	$—	$—	$(0.4)	$(0.6)
2002	224.8	225.1	221.7	221.7	(0.3)	—
2003	226.6	226.8	218.6	220.2	(0.2)	(1.6)
2004	241.1	241.3	228.5	229.1	(0.2)	(0.6)
2005	273.3	270.8	242.2	240.4	2.5	1.8
2006	409.2	410.3	274.5	260.8	(1.1)	13.7
2007	1,066.5	893.0	80.1	—	173.5	—

Total					$173.8	$12.7

The $173.8 million and $12.7 million increases related to prior years in the first quarter of 2008 and 2007, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. The $173.8 million increase in prior years’ reserves during the first quarter of 2008 reflected the significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. The $12.7 million increase in prior years’ reserves during the first quarter of 2007 was driven by higher than estimated claim sizes on pending delinquencies, partially offset by a reduction in the incurred but not reported estimate. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Primary insurance	$1,498,871	$1,054,326
Pool insurance	90,382	78,754

Total reserves for losses and LAE	$1,589,253	$1,133,080

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or IBNR, and the cost to settle claims, or LAE:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$1,498,080	$1,062,150
IBNR	65,696	45,453
Cost to settle claims (LAE)	25,477	25,477

Total reserves for losses and LAE	$1,589,253	$1,133,080

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the March 31, 2008 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $74.9 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of March 31, 2008, the effect on pre-tax income would be approximately $3.3 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of March 31, 2008, the effect on pre-tax income would be approximately $1.3 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 22% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 7% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at March 31, 2008, of $64.1 million to $87.0 million. As of March 31, 2008, PMI Australia’s recorded reserves for losses and LAE were $74.1 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above, the analysis performed by our actuaries and current economic and real estate market condition in Australia. Our estimate of $74.1 million is a 13.8% increase from PMI Australia’s reserve balance of $65.1 million at December 31, 2007. This increase was primarily due to the increase in PMI Australia’s default inventory in 2008 and higher claim rates and average claim sizes. PMI Australia’s default inventory increased to 3,278 loans as of March 31, 2008 from 2,666 loans as of December 31, 2007.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions consummated before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2008 of $44.9 million to $86.9 million. PMI Europe’s recorded loss reserves at March 31, 2008 were $60.7 million, which represented our best estimate and an increase of $19.1 million from PMI Europe’s loss reserve balance of $41.6 million at December 31, 2007. The increase to PMI Europe’s loss reserves in 2008 was primarily due to the deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

PMI Asia’s loss reserves at March 31, 2008 were $0.2 million, which represents our best estimate. Our actuaries calculated a range for PMI Asia’s loss reserves at March 31, 2008 of $0.2 million to $0.3 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$112,806	$92,914
IBNR	20,347	12,204
Cost to settle claims (LAE)	1,863	1,751

Total loss and LAE reserves	$135,016	$106,869

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the three months ended March 31, 2008 and 2007:

	2008	2007
	(Dollars in millions)
Balance at January 1	$106.9	$48.5
Reinsurance recoverables	(1.0)	(0.8)

Net balance at January 1	105.9	47.7
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	16.9	12.4
Prior years	22.8	4.1

Total incurred	39.7	16.5
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(0.3)	—
Prior years	(15.6)	(9.3)

Total payments	(15.9)	(9.3)
Foreign Currency Translation	4.2	1.2

Net balance at March 31	133.9	56.1
Reinsurance recoverables	1.1	0.9

Balance at March 31	$135.0	$57.0

The increases in losses and LAE incurred relating to prior years of $22.8 million and $4.1million in the first quarter of 2008 and 2007, respectively, were primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Investment Securities

Other-Than-Temporary Impairment — We have a committee review process for all securities in our investment portfolio, including a process for reviewing impairment losses. Factors considered when assessing impairment include:

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2008
Fixed income securities:
U.S. Municipal bonds	$902,074	$(22,871)	$27,308	$(2,526)	$929,382	$(25,397)
Foreign governments	120,746	(1,939)	460,861	(13,839)	581,607	(15,778)
Corporate bonds	209,135	(10,230)	629,035	(38,267)	838,170	(48,497)

Total fixed income securities	1,231,955	(35,040)	1,117,204	(54,632)	2,349,159	(89,672)
Equity securities:
Common stocks	14,142	(1,505)	—	—	14,142	(1,505)
Preferred stocks	257,750	(52,166)	—	—	257,750	(52,166)

Total equity securities	271,892	(53,671)	—	—	271,892	(53,671)

Total	$1,503,847	$(88,711)	$1,117,204	$(54,632)	$2,621,051	$(143,343)

March 31, 2007
Fixed income securities:
U.S. Municipal bonds	$78,124	$(543)	$—	$—	$78,124	$(543)
Foreign governments	399,910	(6,519)	37,049	(924)	436,959	(7,443)
Corporate bonds	528,774	(5,787)	92,754	(3,049)	621,528	(8,836)
U.S. government and agencies	948	(1)	255	(6)	1,203	(7)

Total fixed income securities	1,007,756	(12,850)	130,058	(3,979)	1,137,814	(16,829)
Equity securities:
Common stocks	9,043	(298)	—	—	9,043	(298)
Preferred stocks	3,067	(33)	—	—	3,067	(33)

Total equity securities	12,110	(331)	—	—	12,110	(331)

Total	$1,019,866	$(13,181)	$130,058	$(3,979)	$1,149,924	$(17,160)

Unrealized losses in 2008 on fixed income securities were primarily due to an increase in interest rates and widening of credit spreads. Unrealized losses on preferred securities were primarily due to the widening of credit spreads. For the first quarter of 2008, we determined that the decline in the market value of certain investments did not meet the definition of other-than-temporary impairment as we have the intent and ability to hold such investments until they recover in value or mature, and did not record any other-than-temporary impairment. During the corresponding period in 2007, we determined that the decline in the market value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $0.7 million in the first quarter of 2007.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. The length of the earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 15.1% and 15.9% of gross premiums written in the first quarter of 2008 and 2007, respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

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

In connection with the preparation of its consolidated financial statements for the quarter ended March 31, 2008, the Company determined that its investment in FGIC was other-than-temporarily impaired and reduced the carrying value of its investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent that the Company’s carrying value remains zero, the Company will not recognize in future periods its proportionate share of FGIC’s income or losses. The impairment resulted in an $88.0 million net realized investment loss in the consolidated statement of operations and a $15.6 million loss in other comprehensive income from a change in unrealized gains/losses in the current quarter. The decision to reduce the carrying value to zero was based on, among other factors, continued uncertainty concerning the future performance of FGIC’s insured collateralized debt obligation (“CDO”) and residential mortgage-backed securities (“RMBS”) portfolios and continued widening of credit spreads associated with credit default swaps; the cessation of new business writings by FGIC during the first quarter of 2008; the need for FGIC to obtain or generate significant additional capital to resume business writings and the absence of a definitive agreement with respect to any capital raise; the likelihood that, were any capital plan to be executed by FGIC, the Company’s investment in FGIC would be highly diluted since the Company does not intend to fund any portion of such additional capital; and various regulatory and other business uncertainties. As a result of the above factors, FGIC has been unable to prepare financial statements in a timely manner.

Due to, among other things, the continuing deterioration of the credit market, rating agency actions and the decline in RAM Re’s share price, in the fourth quarter of 2007 we realized an other-than-temporary impairment of our investment in RAM Re of $38.5 million. For the quarter ended March 31, 2008, and after we recorded our proportionate share of RAM Re’s losses, we determined that the carrying value of our investment in RAM Re was below the market value of such investment as of December 31, 2007. Accordingly, we determined that no impairment was necessary as of March 31, 2008. We will continue to evaluate this investment for possible future impairment.

Premium Deficiency Analysis

We perform an analysis for premium deficiency using assumptions based on our best estimate when the analysis is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the test. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. For the calculation of investment income we use our pre-tax investment yield.

We perform premium deficiency analyses quarterly on a single book basis for each of our operating segments. A premium deficiency analysis was performed as of March 31, 2008. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in the first quarter of 2008. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

FASB Project

In 2004, the SEC staff reviewed the accounting practices for loss reserves of publicly held financial guaranty industry companies and upon noting various differences in the accounting practices requested the Financial Accounting Standards Board (“FASB”) Staff to review and potentially clarify the applicable existing accounting guidance. An exposure draft, Accounting for Financial Guarantee Insurance Contracts, An Interpretation of SFAS No. 60 was issued in April 2007. The draft excludes mortgage guarantee insurance and credit insurance from the scope of the proposed interpretation. The final pronouncement is expected to be issued in 2008 with an effective date of January 1, 2009. It is possible that, upon issuance of the final pronouncement, FGIC, RAM Re and PMI Guaranty may be required to change certain aspects of their accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact, if any, that the FASB’s review may have on our consolidated results of operations, financial condition or cash flows or those of our unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, our consolidated investment portfolio was $3.9 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2008, 92.4% of our investments were long-term fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of March 31, 2008:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$605,262
200 basis point decline	$425,875
100 basis point decline	$254,720
100 basis point rise	$(252,834)
200 basis point rise	$(515,333)
300 basis point rise	$(753,169)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 5.6 as of March 31, 2008.

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of March 31, 2008 and respective current year ending investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries based upon specified hypothetical percentage changes in foreign currency exchange rates as of March 31, 2008, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Australia	Europe	Asia*	Canada	Consolidated
	(USD In thousands)
15% decline	$(133,487)	$(25,942)	$(8,367)	$(10,677)	$(178,473)
10% decline	$(88,991)	$(17,294)	$(5,578)	$(7,118)	$(118,981)
5% decline	$(44,496)	$(8,647)	$(2,789)	$(3,559)	$(59,491)
5% rise	$44,496	$8,647	$2,789	$3,559	$59,491
10% rise	$88,991	$17,294	$5,578	$7,118	$118,981
15% rise	$133,487	$25,942	$8,367	$10,677	$178,473
Foreign currency translation recorded as of March 31, 2008	$252,011	$72,523	$95	$6,665	$331,294

	U.S. Dollar Relative to
As of March 31,	Australian Dollar	Euro	Hong Kong Dollar*	Canadian Dollar
2008	0.9131	1.5788	0.1285	0.9745
2007	0.8086	1.3354	0.1280	0.8664

*	Since the Hong Kong dollar is pegged to the U.S. dollar, there has not been a significant impact to the recorded translation adjustment from Hong Kong dollar fluctuations. To the extent the currency becomes de-pegged in whole or on a partial basis, fluctuations could occur in the future.

The changes in the foreign currency exchange rates from the first quarter of 2007 to the first quarter of 2008 positively affected our investments in our foreign subsidiaries by $136.6 million. This foreign currency translation impact is calculated by applying the period over period change in the year end spot exchange rates to the current year ending investment balance of our foreign subsidiaries.

As of March 31, 2008, $1.3 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Australia and was predominantly denominated in the Australian dollars. As of March 31, 2008, $ 0.2 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. The above table shows the exchange rate of the U.S. dollar relative to the Australian dollar, Euro, Hong Kong dollar and Canadian dollar as of March 31, 2008 and 2007. The value of the Australian dollar, Euro, and Canadian dollar strengthened relative to the U.S. dollar as of March 31, 2008 compared to March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, in March 2008, we and certain of our executive officers were named in a securities class action complaint filed in the United States District Court for the Northern District of California (Lori Weinrib v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). Also in March 2008, we and the same executive officers were named in a second securities fraud class action complaint also filed in the United States District Court for the Northern District of California (Kimberly D. Holt v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). These complaints allege that we and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, by making false and misleading statements regarding our business and financial results for the period between November 2, 2006 and March 3, 2008, the date we announced preliminary results for the fourth quarter of 2007 for certain of our business segments. The purported class action lawsuits seek, among other relief, determinations that the action is a proper class action, unspecified damages and reasonable attorneys’ fees and costs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Additionally, in April 2008, two shareholder derivative complaints, The Port Authority of Allegheny County Retirement and Disability Allowance Plan v. L. Stephen Smith, et. al., and Jorge Torres, Derivatively on Behalf of The PMI Group, Inc. v. L. Stephen Smith, et. al., were filed in the United States District Court for the Northern District of California and the Superior Court of the State of California in the County of Contra Costa, respectively, naming as defendants certain present and former PMI Group executive officers and directors, and naming The PMI Group as a nominal defendant. These derivative complaints contain claims including breach of fiduciary duty for improper financial reporting, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California statutes. One or both of these complaints seek, among other relief, unspecified damages, treble damages under California statutes, equitable and injunctive relief, restitution, reasonable attorneys’ fees and costs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Various other legal actions and regulatory reviews are currently pending that involve us and specific aspects of our conduct of business. Although there can be no assurance as to the ultimate disposition of these matters, in the opinion of management, based upon the information available as of the date of these financial statements, the expected ultimate liability in one or more of these actions is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A of our 2007 Annual Report on Form 10-K which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.

To date, the ability of our wholly-owned insurance subsidiaries (including our mortgage insurance subsidiaries and PMI Guaranty) to attract new business and to compete has been highly dependent on the insurer financial strength ratings assigned to them by the rating agencies. On April 8, 2008, Standard & Poor’s lowered its insurer financial strength ratings on PMI, PMI Europe and PMI Guaranty to “A+” from “AA.” Standard & Poor’s noted that the downgrades reflected, among other things, “weaker-than-expected results for the fourth quarter of 2007 and the continued deterioration in key variables that influence claims for mortgage insurance.” On April 9, 2008, Standard & Poor’s lowered its insurer financial strength ratings on PMI Australia to “AA-” from “AA”. PMI, PMI Australia, PMI Europe and PMI Guaranty are currently rated “AA” by Fitch; PMI and PMI Australia are rated “Aa2” and PMI Europe and PMI Guaranty are rated “Aa3” by Moody’s. We believe that Fitch and Moody’s are currently reassessing their ratings for PMI, PMI Europe, PMI Australia and PMI Guaranty. PMI Canada is rated “AA” by DBRS. The ratings of PMI Australia, PMI Europe, PMI Canada, and PMI Guaranty are dependent in part upon the capital support of PMI. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay claims under its insurance policies and contracts in accordance with their terms. Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses and the current and forecast levels of capital to be held.

As a result of the recent downgrade by Standard & Poor’s of the rating of PMI, the GSEs have each required us to submit a written remediation plan outlining, among other things, the steps we are taking or plan to take to increase our and PMI’s insurer financial strength and ultimately restore PMI’s Standard & Poor’s insurer financial strength rating to the “AA” category. We have been in separate discussions with both of the GSEs regarding their respective expectations for the remediation plans and have submitted a remediation plan to Freddie Mac. Freddie Mac has requested additional information from us, which we expect to provide shortly. We expect to present our remediation plan to Fannie Mae in May 2008. There can be no assurance, however, that our remediation plans ultimately will be acceptable to either of the GSEs. In addition to any remediation plan submitted, either of the GSEs or both of them may require PMI to limit certain activities and practices in order to remain an eligible mortgage insurer with either of them. Such limitations could include, among other things, the preclusion of offering captive reinsurance without the GSEs’ consent, maximum risk-to-capital ratios and limitations on our ability to pay dividends or make other payments, which could limit our operating flexibility and limit the areas in which we may write new business. If either or both of the GSEs were to cease accepting our mortgage insurance products because we are not able to present or successfully implement remediation plans or comply with GSE-mandated limitations, our consolidated financial condition and results of operations would be significantly harmed, and an event of default would exist under our credit facility. In addition, if PMI’s insurer financial strength ratings are downgraded further by Standard & Poor’s, Fitch or Moody’s, either or both of the GSEs may cease to accept PMI’s mortgage insurance products.

The recent downgrades and any further downgrades also may harm our ability to compete. Although some of our U.S. competitors have also been downgraded, other of our competitors maintain ratings at the “AA” category, which may make it more difficult for us to compete and which could harm our consolidated financial condition and results of operations.

The recent downgrades also have had an adverse impact on our non-U.S. insurance subsidiaries, including at PMI Canada, where we have requested from the Quebec regulator a postponement of our application for a license and where the downgrade of PMI’s rating has had an adverse impact on PMI Canada’s ability to compete. PMI Asia’s primary customer has significantly reduced its reinsurance allocation to us as a result of Standard & Poor’s downgrade of its rating of PMI Europe.

In addition, although PMI Australia’s ratings were not downgraded by Standard & Poor’s below “AA-,” the rating remains on CreditWatch with Negative Implications. Standard & Poor’s has noted that the CreditWatch “reflects PMI Group’s intention to implement various operational measures to further protect the Australian subsidiary’s financial strength at the “AA-” level . . . Should the[se] segmented rating measures not be implemented, it is likely the rating will be equated with that of PMI.” PMI Australia’s ratings are dependent in part upon the capital support of PMI, and there can be no assurance that PMI Australia will not be downgraded in the future. Any downgrade of PMI Australia, or the prospect of a downgrade, could significantly impact its ability to compete. On April 15, 2008, Standard & Poor’s affirmed its “AA-” counterparty credit and financial strength ratings on CMG MI on (Negative Outlook). However, the recent downgrades or future rating agency actions relating to PMI may have an adverse impact on the ratings and the business of CMG MI.

We do not expect to regain PMI’s and PMI Europe’s “AA” category insurer financial strength ratings from Standard & Poor’s in the near term, and we cannot be sure that we will be able to regain this rating at all. If we experience further downgrades, our business prospects, revenues, ability to compete, holding company debt ratings and the performance of our insurance subsidiaries could be significantly harmed. In addition, we may be required to raise additional capital to regain or maintain our ratings. There can be no assurance that we will be able to raise any additional capital in the future, either on acceptable terms and in a timely manner, or at all. Any of these events would harm our consolidated financial condition, results of operations and cash flows.

Our credit facility contains restrictive and financial covenants. If we are unable to comply with these covenants, we may lose access to the facility, among other things.

Our credit facility contains requirements to maintain certain specified financial ratios and restricts our ability to engage in certain asset dispositions or investments, including investments in certain of our subsidiaries, as well as our ability to pay dividends on our common stock over certain levels or if we are in default under the facility. The credit facility also contains covenants and event of default provisions that could reduce our operating flexibility. In addition to other events, an event of default would arise under our credit facility if any of our material insurance subsidiaries becomes subject to a consent order, corrective order or similar document or agreement that cites a failure to meet minimum levels of capital or surplus, that prohibits the writing or underwriting of new business, that materially restrict its core business activities or that could reasonably be expected to have a material adverse effect on us or our ability to perform our obligations under our credit facility, in each case if we were unable to satisfy or correct for such events within specified time periods. An event of default would also arise under our credit facility if either of the GSEs were to suspend our status as an approved mortgage insurer and we fail to cure such suspension within 30 days or if either of the GSEs were to disqualify or terminate us as an approved mortgage insurer. In addition, an event of default would arise under our credit facility if PMI’s insurer financial strength rating falls below Baa from Moody’s and falls below BBB from Standard & Poor’s. We cannot be sure that these or other events constituting an event of default under our credit facility will not occur. If an event of default under the facility were to occur, we could have to repay all outstanding indebtedness and would be unable to draw on the facility, and the lenders would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility also could trigger an event of default under our outstanding senior notes. We also have pledged the stock of MIC in favor of the lenders under the facility and noteholders under certain of our senior notes. As of May 12, 2008, $200 million was outstanding under the facility. If we were to be in default under the facility and amounts outstanding were accelerated, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on acceptable terms. We are dependent on the credit facility as a source of liquidity.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

May 10, 2008	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 10, 2008	/s/ Thomas H. Jeter
Thomas H. Jeter
Senior Vice President, Chief Accounting Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.37	Amendment No. 2, dated as of April 24, 2008, to Revolving Credit Agreement

10.38	Shared Collateral Pledge Agreement, dated as of April 24, 2008, by and between The PMI Group, Inc. and U.S. Bank National Association, as collateral agent.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.