Form 10-Q
period 2008-06-30
PMI GROUP INC
filed 2008-08-11
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 31, 2008	81,623,899

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$260,078	$242,337	$522,043	$478,698
Net investment income	61,053	51,119	119,366	103,758
Net realized investment (losses) gains	(19,711)	414	(56,682)	1,992
Change in fair value of certain debt instruments	16,957	—	45,665	—
Other income	12,219	5,751	16,104	9,661

Total revenues	$330,596	$299,621	$646,496	$594,109

LOSSES AND EXPENSES
Losses and loss adjustment expenses	605,004	146,160	1,184,798	255,480
Amortization of deferred policy acquisition costs	12,031	17,010	21,927	33,455
Other underwriting and operating expenses	64,447	59,773	123,367	122,474
Interest expense	9,835	8,398	18,198	16,657

Total losses and expenses	$691,317	$231,341	$1,348,290	$428,066

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(360,721)	68,280	(701,794)	166,043
Equity in (losses) earnings from unconsolidated subsidiaries	(21,456)	35,748	(54,933)	72,257

(Loss) income before income taxes	(382,177)	104,028	(756,727)	238,300
Income tax (benefit) expense	(135,891)	20,195	(236,477)	52,434

NET (LOSS) INCOME	$(246,286)	$83,833	$(520,250)	$185,866

PER SHARE DATA
Basic net (loss) income	$(3.03)	$0.97	$(6.41)	$2.14
Diluted net (loss) income	$(3.03)	$0.95	$(6.41)	$2.11

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments
Fixed income securities	$3,846,333	$3,266,693
Equity securities:
Common	12,484	159,936
Preferred	263,556	299,630
Short-term investments	2,277	2,892

Total investments	4,124,650	3,729,151
Cash and cash equivalents	508,319	427,912
Investments in unconsolidated subsidiaries	151,226	309,800
Related party receivables	1,497	1,433
Accrued investment income	60,178	53,329
Premiums receivable	61,899	63,458
Reinsurance receivables and prepaid premiums	10,631	10,038
Reinsurance recoverables	314,615	36,917
Deferred policy acquisition costs	69,969	59,711
Property, equipment and software, net of accumulated depreciation and amortization	155,440	161,762
Prepaid and recoverable income taxes	67,557	77,413
Deferred income tax assets	119,824	55,439
Other assets	75,352	84,077

Total assets	$5,721,157	$5,070,440

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,289,374	$1,242,599
Unearned premiums	631,483	611,247
Debt (includes $308,101 measured at fair value at June 30, 2008)	604,694	496,593
Reinsurance payables	43,731	47,471
Related party payables	1,856	1,852
Other liabilities and accrued expenses	141,434	157,716

Total liabilities	3,712,572	2,557,478

Commitments and contingencies (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,245,237 and 81,120,144 shares outstanding	1,193	1,193
Additional paid-in capital	899,354	890,598
Treasury stock, at cost (38,068,530 and 38,193,623 shares)	(1,352,108)	(1,354,601)
Retained earnings	2,168,597	2,660,695
Accumulated other comprehensive income, net of deferred taxes	291,549	315,077

Total shareholders’ equity	2,008,585	2,512,962

Total liabilities and shareholders’ equity	$5,721,157	$5,070,440

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(520,250)	$185,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) from unconsolidated subsidiaries	54,933	(72,257)
Net realized investment losses (gains)	56,227	(1,912)
Change in fair value of certain debt instruments	(45,665)	—
Depreciation and amortization	13,717	12,378
Deferred income taxes	(64,832)	65,985
Compensation expense related to share-based payments	6,481	10,617
Excess tax benefits on the exercise of employee stock options	—	(3,998)
Deferred policy acquisition costs incurred and deferred	(28,269)	(36,682)
Amortization of deferred policy acquisition costs	21,755	33,454
Changes in:
Accrued investment income	(4,691)	(1,310)
Premiums receivable	1,411	3,057
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(4,174)	7,248
Reinsurance recoverables	(277,619)	294
Prepaid and recoverable income taxes	10,580	(4,380)
Reserve for losses and loss adjustment expenses	1,036,209	88,874
Unearned premiums	(24,353)	21,754
Related party receivables, net of payables	85	(351)
Other	27,374	(20,130)

Net cash provided by operating activities	258,919	288,507

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	375,533	178,631
Proceeds from sales of equity securities	141,764	28,144
Proceeds from sale of unconsolidated subsidiary	3,375	3,359
Investment purchases:
Fixed income securities	(895,949)	(389,065)
Equity securities	(4,973)	(55,115)
Net change in short-term investments	616	1,862
Distributions from unconsolidated subsidiaries, net of investments	(974)	22,172
Capital expenditures and capitalized software, net of dispositions	(8,748)	(11,315)
Acquisition of minority interest from minority interest holder	—	(13,429)

Net cash used in investing activities	(389,356)	(234,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	200,000	—
Purchase of treasury stock	—	(36,951)
Proceeds from issuance of treasury stock	1,646	28,583
Excess tax benefits on the exercise of employee stock options	—	3,998
Dividends paid to common shareholders	(2,041)	(9,142)
Issuance of share capital to minority interest holders in subsidiaries	—	424

Net cash provided by (used in) financing activities	199,605	(13,088)

Effect of exchange rate changes on cash and cash equivalents	11,239	14,352

Net increase in cash and cash equivalents	80,407	55,015
Cash and cash equivalents at beginning of year	427,912	506,082

Cash and cash equivalents at end of period	$508,319	$561,097

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$15,736	$16,277
Income taxes paid, net of refunds	$22,029	$51,681
Non-cash investing and financing activities:
Capital lease obligations	$2,198	$—

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

In connection with the preparation of its consolidated financial statements for the quarter ended March 31, 2008, the Company determined that its investment in FGIC was other-than-temporarily impaired and reduced the carrying value of its investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable. The Company is under no obligation to provide additional capital to FGIC.

During the second quarter of 2008, the Company recorded $24.3 million equity in losses of RAM Re and a $1.7 million loss in other comprehensive income from a change in unrealized gains/losses in the current quarter. The current quarter losses reduced the carrying value of the Company’s investment in RAM Re from $26.0 million at March 31, 2008 to zero. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of RAM Re’s losses, if any. Equity in earnings from RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. The Company is under no obligation to provide additional capital to RAM Re.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and

Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2007.

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

The Company reports the equity in earnings from CMG MI on a current month basis and the Company’s interest in limited partnerships are on a one-quarter lag basis. Equity in losses from FGIC are reported on a current month basis. Due to the impairment of the Company’s investment in FGIC in the first quarter of 2008, the carrying value of the Company’s investment in FGIC was reduced to zero and no equity in losses were recorded with respect to FGIC in the first half of 2008. Equity in losses from RAM Re are reported on a one-quarter lag basis. As a result of continued equity in losses from RAM Re, the Company’s investment in RAM Re has been reduced to zero at June 30, 2008. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC or RAM Re’s losses, if any. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

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

Related Party Receivables and Payables — As of June 30, 2008, related party receivables were $1.5 million and related party payables were $1.9 million compared to $1.4 million and $1.9 million as of December 31, 2007, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent we provide contract underwriting services on loans that do not require mortgage insurance, associated underwriting costs are not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $197.4 million and $181.6 million as of June 30, 2008 and December 31, 2007, respectively.

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

In 2008, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar. These Australian dollar put options expire ratably over the calendar year and had a combined cost of $1.1 million. In 2008, the Company recorded in other income, a realized loss of $0.3 million (pre-tax) related to amortization of option costs and an unrealized loss of $0.8 million (pre-tax) related to changes in the fair value of the put options. The foreign currency put options are recorded at fair value based on “Level 2” inputs which are prices from markets that are not active. (See Note 8. Fair Value Disclosures, for further discussion.)

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of recoverable. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

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

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 72.5% and 72.2% of gross premiums written from the Company’s mortgage insurance operations in the three and six months ended June 30, 2008, respectively, compared to 65.7% and 66.2% in the corresponding periods in 2007, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates were 35.6% and 31.2% for the three and six months ended June 30, 2008, respectively, compared to the federal statutory rate of

35.0%. The effective tax rates for the three and six months ended June 30, 2008 reflect income derived from certain international operations, which have lower effective tax rates, combined with the Company’s municipal bond investment income. In 2007, previously deferred tax liabilities attributable to equity in earnings from FGIC and RAM Re were reversed, and in 2007 and 2008 certain deferred tax assets were established.

For the quarter ended June 30, 2008, a tax valuation allowance of approximately $232.1 million was recorded against a $279.5 million deferred tax asset related to the recognition of losses from FGIC and RAM Re in excess of our tax basis. The Company did not record a full valuation allowance against the deferred tax asset as it is management’s expectation that a portion of the tax benefit will be realized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits. See Footnote 13. Income Taxes, for further discussion.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income were $377.9 million as of June 30, 2008 compared with $281.0 million as of December 31, 2007. Gains and losses on foreign currency re-measurement incurred by PMI Australia and PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Australian dollar and the Euro, respectively.

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

Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. Due to the net loss in the three and six months ended June 30, 2008, normally dilutive components of shares outstanding such as stock options were not included in fully diluted shares outstanding as their inclusion would have been anti-dilutive.

The following table presents basic and diluted EPS for the periods indicated and a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands)
Net (loss) income	$(246,286)	$83,833	$(520,250)	$185,866
Weighted-average shares for basic EPS	81,223	86,819	81,214	86,893
Weighted-average stock options and other dilutive components	—	1,171	—	1,178

Weighted-average shares for diluted EPS	81,223	87,990	81,214	88,071

Basic EPS	$(3.03)	$0.97	$(6.41)	$2.14
Dilutive EPS	$(3.03)	$0.95	$(6.41)	$2.11
Dividends declared and accrued to common shareholders	$0.0125	$0.0525	$0.0250	$0.1050

Share-Based Compensation — The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) for share-based payment transactions. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. The Company recognizes the fair value of share-based payments granted and unvested, including employee stock options, restricted stock units, and employee stock purchase plan shares, as compensation expense in the consolidated results of operations. Share-based compensation expense for the three and six months ended June 30, 2008 was $2.1 million (pre-tax), and $6.5 million (pre-tax), respectively, compared to $3.5 million (pre-tax) and $10.6 million (pre-tax), respectively, for the corresponding periods in 2007.

Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 provides a framework for measuring fair value under GAAP. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $31.8 million to the beginning retained earnings as of January 1, 2008 related to the initial adoption of SFAS No. 159 for certain debt instruments held by the Company. For the three and six months ended June 30, 2008, the Company’s net loss included a $17.0 million and $45.7 million gain, respectively, related to the subsequent measurement of fair value for these debt instruments. We selected our 10 year and 30 year senior debt instruments for the fair value option as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. (See Note 8. Fair Value Disclosures, for further discussion.)

Reclassifications — Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation. Certain items in the consolidated statements of cash flows for the six months ended June 30, 2007 were reclassified to reflect the effect of foreign currency exchange rate changes on cash and cash equivalents. In the prior year presentation, the line item, foreign currency translation value increase, reflected the exchange rate effect on all of the balance sheet items as reflected in the table below:

	Six Months Ended June 30,
	2007 as reclassified	2007 as previously reported
	(Dollars in thousands)
Net cash provided by operating activities	$288,507	$308,924
Net cash used in investing activities	$(234,756)	$(277,815)
Net cash used in financing activities	$(13,088)	$(13,805)
Effect of exchange rate changes on cash and cash equivalents	$14,352	$—
Foreign currency translation value increase	$—	$64,417

NOTE 3. NEW ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guaranty Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS No. 163”) which specifically clarifies the accounting guidance for financial guaranty contracts under SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is still evaluating the impact of SFAS No. 163 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is still evaluating the impact of SFAS No. 161 on its consolidated financial statements.

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

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of June 30, 2008
Fixed income securities:
Municipal bonds	$2,072,556	$37,141	$(28,223)	$2,081,474
Foreign governments	781,922	4,263	(29,636)	756,549
Corporate bonds	1,052,288	4,578	(59,641)	997,225
U.S. governments and agencies	6,180	1,434	—	7,614
Mortgage-backed securities	3,298	173	—	3,471

Total fixed income securities	3,916,244	47,589	(117,500)	3,846,333
Equity securities:
Common stocks	13,668	—	(1,184)	12,484
Preferred stocks	311,637	247	(48,328)	263,556

Total equity securities	325,305	247	(49,512)	276,040
Short-term investments	2,277	—	—	2,277

Total investments	$4,243,826	$47,836	$(167,012)	$4,124,650

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2007
Fixed income securities:
Municipal bonds	$1,629,076	$77,178	$(3,430)	$1,702,824
Foreign governments	659,872	3,547	(22,449)	640,970
Corporate bonds	946,422	1,783	(37,512)	910,693
U.S. governments and agencies	7,002	1,483	—	8,485
Mortgage-backed securities	3,551	170	—	3,721

Total fixed income securities	3,245,923	84,161	(63,391)	3,266,693
Equity securities:
Common stocks	112,778	47,649	(491)	159,936
Preferred stocks	333,915	624	(34,909)	299,630

Total equity securities	446,693	48,273	(35,400)	459,566
Short-term investments	2,891	1	—	2,892

Total investments	$3,695,507	$132,435	$(98,791)	$3,729,151

Net Investment Income — Net investment income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Fixed income securities	$51,250	$40,213	$98,383	$81,425
Equity securities	5,929	4,583	12,587	9,550
Short-term investments	4,808	7,202	10,329	14,461

Investment income before expenses	61,987	51,998	121,299	105,436
Investment expenses	(934)	(879)	(1,933)	(1,678)

Net investment income	$61,053	$51,119	$119,366	$103,758

Net realized investment (losses) gains — Net realized investment (losses) gains consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Fixed income securities:
Net (losses) gains	$(1,022)	$352	$18,469	$795
Equity securities
Net (losses) gains	(18,682)	49	12,956	1,275
Short-term investments
Net (losses) gains	(7)	13	(126)	(78)
Investments in unconsolidated subsidiaries:
Net (losses) gains	—	—	(87,981)	—

Net realized investment (losses) gains before income taxes	(19,711)	414	(56,682)	1,992
Income tax (benefit) expense	(6,899)	145	(19,839)	697

Total net realized investment (losses) gains after income taxes	$(12,812)	$269	$(36,843)	$1,295

Net realized investment (losses) gains for the first half of 2008 include an $88.0 million loss related to the Company’s impairment of its investment in FGIC in the first quarter of 2008 and a $19.0 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio during the second quarter of 2008.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2008
Fixed income securities:
U.S. municipal bonds	$971,093	$(21,820)	$75,059	$(6,403)	$1,046,152	$(28,223)
Foreign governments	170,387	(7,292)	477,352	(22,344)	647,739	(29,636)
Corporate bonds	192,681	(7,494)	701,350	(52,147)	894,031	(59,641)

Total fixed income securities	1,334,161	(36,606)	1,253,761	(80,894)	2,587,922	(117,500)
Equity securities:
Common stocks	12,095	(1,184)	—	—	12,095	(1,184)
Preferred stocks	209,270	(46,386)	3,667	(1,942)	212,937	(48,328)

Total equity securities	221,365	(47,570)	3,667	(1,942)	225,032	(49,512)

Total	$1,555,526	$(84,176)	$1,257,428	$(82,836)	$2,812,954	$(167,012)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2007
Fixed income securities:
U.S. municipal bonds	$324,595	$(6,374)	$—	$—	$324,595	$(6,374)
Foreign governments	244,477	(8,256)	254,824	(8,681)	499,301	(16,937)
Corporate bonds	480,395	(9,427)	286,428	(10,082)	766,823	(19,509)
U.S. government and agencies	944	(4)	247	(6)	1,191	(10)

Total fixed income securities	1,050,411	(24,061)	541,499	(18,769)	1,591,910	(42,830)
Equity securities:
Common stocks	8,723	(280)	—	—	8,723	(280)
Preferred stocks	58,672	(952)	—	—	58,672	(952)

Total equity securities	67,395	(1,232)	—	—	67,395	(1,232)

Total	$1,117,806	$(25,293)	$541,499	$(18,769)	$1,659,305	$(44,062)

Unrealized losses in 2008 on fixed income securities were primarily due to increases in interest rates and widening of credit spreads. Unrealized losses in 2008 on preferred securities were primarily due to the widening of credit and sector spreads. The Company determined that the decline in the fair value of certain investments in the first half of 2008 met the definition of other-than-temporary impairment and recognized realized losses of $19.0 million and $1.3 million in the first half of 2008 and 2007, respectively.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	Ownership Percentage	December 31, 2007	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$103,644	42.0%
CMG MI	135,580	50.0%	131,225	50.0%
RAM Re	—	23.7%	60,017	23.7%
Other	15,646	various	14,914	various

Total	$151,226		$309,800

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in the three and six months ended June 30, 2008. During the second quarter of 2008, the Company recorded $24.3 million equity in losses from RAM Re and $1.7 million loss in other comprehensive income from a change in unrealized gains/losses in the current quarter, which reduced the carrying value of the Company’s investment in RAM Re from $26.0 million at March 31, 2008 to zero.

Equity in (losses) earnings from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	Ownership Percentage	2007	Ownership Percentage	2008	Ownership Percentage	2007	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$—	42.0%	$27,447	42.0%	$—	42.0%	$56,773	42.0%
CMG MI	2,986	50.0%	4,617	50.0%	5,866	50.0%	9,478	50.0%
RAM Re	(24,321)	23.7%	3,395	23.7%	(60,557)	23.7%	5,772	23.7%
Other	(121)	various	289	various	(242)	various	234	various

Total	$(21,456)		$35,748		$(54,933)		$72,257

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$65,951	$88,772	$59,711	$87,008
Policy acquisition costs incurred and deferred	16,049	21,416	32,185	39,625
Amortization of deferred policy acquisition costs	(12,031)	(17,010)	(21,927)	(33,455)

Balance at June 30,	$69,969	$93,178	$69,969	$93,178

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, as a result of a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007, the Company impaired its deferred policy acquisition cost asset related to its U.S. Mortgage Operations by $33.6 million relating to the 2007 book year. The deferred policy acquisition cost asset at June 30, 2007 includes costs associated with the 2007 book year which were impaired in the fourth quarter of 2007. The deferred policy acquisition cost asset at June 30, 2008 includes only costs associated with the first half of the 2008 book of business and book years prior to 2007. For the quarter ended June 30, 2008, due to the novation agreement between PMI Guaranty Co., FGIC, and a third party financial guarantor, the Company impaired its remaining deferred policy acquisition cost assets related to PMI Guaranty Co.’s operations by $3.6 million reducing its value to zero.

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and June 30:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$1,242,599	$414,736
Less: reinsurance recoverables	(36,917)	(3,741)

Net balance at January 1,	1,205,682	410,995
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	917,867	200,793
Prior years (1)	266,931	54,687

Total incurred	1,184,798	255,480
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(15,146)	(1,206)
Prior years	(408,533)	(165,229)

Total payments	(423,679)	(166,435)

Foreign currency translation effects	7,958	3,441

Net ending balance at June 30,	1,974,759	503,481
Reinsurance recoverables	314,615	3,470

Balance at June 30,	$2,289,374	$506,951

(1)     The $266.9 million and the $54.7 million increases in total losses and LAE incurred in prior years were due to re-estimates of ultimate claim rates and claim sizes from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and/or expected ultimate claim rates. The increases in prior years’ reserves in 2008 and 2007 were primarily due to the significant weakening of the U.S. housing and mortgage markets and were driven by lower cure rates, higher claim rates and higher claim sizes and, to a lesser extent, higher claim rates and claim sizes in PMI Australia.

The increase in total consolidated loss reserves at June 30, 2008 compared to June 30, 2007 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations as a result of an increase in the default inventory, higher claim rates and higher average claim sizes. Upon receipt of default notices, future claim payments are estimated relating to those delinquent loans and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. In particular, the Company elected to adopt the fair value option presented by SFAS No. 159 for certain corporate debt liabilities on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments at the time of election of the fair value option be recorded as an adjustment to beginning retained earnings in the period of adoption.

The following table presents the difference between fair values as of June 30, 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted SFAS No. 159, the Company’s diluted loss per share for the three and six months ended June 30, 2008 would have been $3.17 per share and $6.77 per share, respectively.

	Fair Value (including accrued interest) as of June 30, 2008	Principal amount and accrued interest	Difference
Long-term debt
6.000% Senior Notes	$198,303	$252,556	$54,253
6.625% Senior Notes	$109,798	$150,128	$40,330

The change in fair value of certain of the Company’s corporate debt for which the fair value option was elected was principally due to the widening of credit spreads. For the first half of 2008, the adjustment related to widening credit spreads of the Company’s corporate debt carried at fair value was $44.7 million. The amount related to widening credit spreads was determined by comparing the actual fair values of these instruments to similar instruments having no credit risk.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	June 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousand)
Assets
Fixed income securities	$—	$3,839,896	$6,437	$3,846,333
Equity securities	10,914	259,109	6,017	276,040
Short-term investments	2,277	—	—	2,277
Cash and cash equivalents	508,319	—	—	508,319
Accrued investment income	60,178	—	—	60,178
Foreign currency put options	—	25	—	25

Total assets	$581,688	$4,099,030	$12,454	$4,693,172

Liabilities
Credit default swaps	$—	$—	$27,128	$27,128
6.000% Senior Notes	—	198,303	—	198,303
6.625% Senior Notes	—	109,798	—	109,798

Total liabilities	$—	$308,101	$27,128	$335,229

PMI Europe’s credit default swap (“CDS”) contracts are valued using internal proprietary models because these instruments are unique, complex, and private and are often highly customized transactions, for which observable market quotes are not available. Due to the lack of observable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS No. 157 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of SFAS No. 157.

	Total Fair Value Measurements
	Six Months Ended June 30, 2008
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Balance, January 1, 2008	$6,444	$7,568	$(26,921)
Total gains or losses
Included in earnings (1)	(7)	(1,551)	10,350
Included in other comprehensive income	—	—	(2,148)
Purchase, issuance and settlements(2)	—	—	(8,409)

Balance, June 30, 2008	$6,437	$6,017	$(27,128)

(1)

The losses on equity and fixed income securities of $1.6 million for the six months ended June 30, 2008 are included in net investment income in the Company’s consolidated statement of operations. The gain on credit default swaps of $10.4 million for the six months ended June 30, 2008 is included in other income in the Company’s consolidated statement of operations.

(2)	The purchase, issuance and settlements of $8.4 million for the six months ended June 30, 2008 represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of June 30, 2008, no tax issues from the recently closed IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of June 30, 2008, the Company had committed to fund, if called upon to do so, $5.8 million of additional equity in certain limited partnership investments. In addition, the Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

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

NOTE 10. RESTRICTED CASH

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an Agreement pursuant to which all of the direct FGIC business currently reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to PMI Guaranty. The $22.9 million deposit is included in cash and cash equivalents on the Company’s consolidated balance sheet at June 30, 2008.

PMI Europe has entered into a number of collateral support agreements in respect of certain credit default swap and reinsurance transactions it has concluded. Under these agreements PMI Europe may be required to pledge collateral for the benefit of the counterparty. PMI Europe has pledged collateral of $4.6 million for one credit default swap transaction.

NOTE 11. COMPREHENSIVE INCOME

The components of comprehensive (loss) income for the three months and six months ended June 30, 2008 and 2007 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net (loss) income	$(246,286)	$83,833	$(520,250)	$185,866
Other comprehensive income (loss), net of deferred taxes:
Total change in unrealized gains/losses during the period	(41,902)	(41,904)	(102,422)	(53,131)
Less: realized investment (losses) gains, net of income taxes	(12,812)	269	20,344	1,295

Change in unrealized gains/losses arising during the period, net of deferred tax benefits of $11,408, $19,820, 59,960, and $24,539, respectively	(29,090)	(42,173)	(122,766)	(54,426)
Accretion of cash flow hedges, net of deferred tax expenses	99	99	198	198
Foreign currency translation adjustment	46,649	44,068	96,896	64,417

Other comprehensive income (loss), net of deferred tax	17,658	1,994	(25,672)	10,189

Comprehensive (loss) income	$(228,628)	$85,827	$(545,922)	$196,055

The changes in unrealized gains/losses in the second quarter and first half of 2008 and 2007 were primarily due to widening market spreads principally in the U.S, and to a lesser extent, increases in interest rates in Australia. The changes in foreign currency translation adjustments for 2008 were due primarily to strengthening of the Australian dollar and Euro spot exchange rate relative to the U.S. dollar.

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pension benefits
Service cost	$2,302	$2,775	$4,654	$5,056
Interest cost	1,658	1,744	3,351	3,085
Expected return on plan assets	(2,216)	(2,330)	(4,479)	(3,841)
Amortization of prior service cost	(432)	(258)	(873)	(231)
Recognized net actuarial loss	98	219	198	260

Net periodic benefit cost	$1,410	$2,150	$2,851	$4,329

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$123	$125	$245	$250
Interest cost	176	155	353	310
Amortization of prior service cost	(189)	(200)	(376)	(400)
Recognized net actuarial loss	90	95	179	190

Net periodic post-retirement benefit cost	$200	$175	$401	$350

In January 2008, the Company contributed $10 million to its Retirement Plan. The Company currently does not expect to make additional contributions to its Retirement Plan in 2008. The benefit costs for the three months and six months ended June 30, 2008 decreased from the corresponding periods in 2007 primarily due to the amendment to the Retirement Plan in May 2007 (discussed in Note 2. Summary of Significant Accounting Policies, for further discussion).

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$55,473	$55,473
Discount on loss reserves	23,972	18,382
Unearned premium reserves	2,475	3,157
Unrealized net losses on investments	41,585	—
Basis difference on investments in unconsolidated subsidiaries	279,532	214,258
Tax and loss bonds net of contingency reserve deductions	40,651	—
Pension costs and deferred compensation	13,875	12,987
Other assets	13,473	9,424

Total deferred tax assets	471,036	313,681

Deferred tax liabilities:
Contingency reserve deduction, net of tax and loss bonds	—	2,339
Deferred policy acquisition costs	9,801	5,581
Unrealized net gains on investments	—	10,584
Unrealized net gains on debt	37,528	—
Software development costs	18,932	21,683
Equity in earnings from unconsolidated subsidiaries	39,545	40,123
Other liabilities	13,275	9,829

Total deferred tax liabilities	119,081	90,139

Net deferred tax asset	351,955	223,542
Valuation allowance	(232,131)	(168,103)

Net deferred tax asset	$119,824	$55,439

The Company established a valuation allowance of approximately $232.1 million against a $279.5 million deferred tax asset, upon the recognition of losses from FGIC and RAM Re, in excess of tax basis. The Company did not record a full valuation against the deferred tax asset, as it is management’s expectation that some portion of the tax benefit may be realized. Additional tax benefits could be recognized in the future if management determines that realization is more likely than not to occur.

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Premiums written
Direct	$286,227	$294,513	$587,158	$574,048
Assumed	9,488	8,277	17,921	17,011
Ceded	(48,341)	(46,813)	(102,380)	(91,031)

Net premiums written	$247,374	$255,977	$502,699	$500,028

Premiums earned
Direct	$296,213	$282,142	$600,201	$555,765
Assumed	12,715	6,824	24,310	13,358
Ceded	(48,850)	(46,629)	(102,468)	(90,425)

Net premiums earned	$260,078	$242,337	$522,043	$478,698

Losses and loss adjustment expenses
Direct	$766,146	$145,838	$1,423,082	$255,327
Assumed	32,995	496	45,479	397
Ceded	(194,137)	(174)	(283,763)	(244)

Net losses and LAE	$605,004	$146,160	$1,184,798	$255,480

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 88.8% and 89.6% of total ceded premiums written in the three and six months ended June 30, 2008, respectively, compared to 90.8% and 91.2% for the corresponding periods in 2007. Reinsurance recoverables on losses incurred in the U.S. Mortgage Insurance Operations were $313.5 million as June 30, 2008 and $35.9 million as of December 31, 2007.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	June 30, 2008			December 31, 2007
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$198,303	$198,303	$250,000
6.625% Senior Notes, due September 15, 2036 (1)	150,000	109,798	109,798	150,000
Revolving Credit Facility	200,000	—	200,000	—
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	—	51,593	51,593
5.568% Senior Notes, due November 15, 2008	45,000	—	45,000	45,000

Total Debt	$696,593	$308,101	$604,694	$496,593

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at June 30, 2008 include accrued interest.

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

In considering the initial adoption of the SFAS No. 159, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures. Since the 5.568% Senior Notes are scheduled to mature in 2008, the Company did not elect to adopt the fair value option for the 5.568% Senior Notes.

In early 2008 the Company amended its existing revolving credit facility (the “facility”) and in May 2008, the Company drew $200 million on the facility. The facility includes a $50 million letter of credit sub-limit. Pursuant to the terms of the amendment, the Company’s ability to borrow under the facility was subject to a number of conditions, including that the stock of PMI Mortgage Insurance Co. (“MIC”) must be pledged in favor of the lenders under the facility and noteholders under certain of the Company’s senior notes.

NOTE 16. BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended June 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$203,635	$55,552	$880	$11	$260,078
Net gain from credit default swaps	—	9,550	—	—	9,550
Net investment income	29,255	27,763	2,009	2,026	61,053
Net realized investment losses	(12,900)	(2,172)	(4,636)	(3)	(19,711)
Change in fair value of certain debt instruments	—	—	—	16,957	16,957
Other (loss) income	(91)	(559)	—	3,319	2,669

Total revenues	219,899	90,134	(1,747)	22,310	330,596

Losses and expenses
Losses and LAE	552,476	25,848	26,680	—	605,004
Amortization of deferred policy acquisition costs	3,819	4,612	3,600	—	12,031
Other underwriting and operating expenses	24,159	17,529	1,614	21,145	64,447
Interest expense (income)	29	(77)	731	9,152	9,835

Total losses and expenses	580,483	47,912	32,625	30,297	691,317

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries	(360,584)	42,222	(34,372)	(7,987)	(360,721)
Equity in earnings (losses) from unconsolidated subsidiaries	2,986	—	(24,321)	(121)	(21,456)

(Loss) income before income taxes	(357,598)	42,222	(58,693)	(8,108)	(382,177)
Income tax (benefit) expense	(131,739)	11,119	(12,587)	(2,684)	(135,891)

Net (loss) income	$(225,859)	$31,103	$(46,106)	$(5,424)	$(246,286)

	Three Months Ended June 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$195,385	$46,384	$552	$16	$242,337
Net gain from credit default swap	—	1,579	—	—	$1,579
Net investment income	25,966	20,581	2,314	2,258	51,119
Net realized investment gains (losses)	981	53	—	(620)	414
Other income (loss)	17	(614)	—	4,769	4,172

Total revenues	222,349	67,983	2,866	6,423	299,621

Losses and expenses
Losses and LAE	134,384	11,776	—	—	146,160
Amortization of deferred policy acquisition costs	12,610	4,131	269	—	17,010
Other underwriting and operating expenses	26,759	12,657	432	19,925	59,773
Interest expense	39	—	732	7,627	8,398

Total losses and expenses	173,792	28,564	1,433	27,552	231,341

Income (loss) before equity in earnings (losses) from unconsolidated subsidiaries	48,557	39,419	1,433	(21,129)	68,280
Equity in earnings from unconsolidated subsidiaries	4,617	—	30,842	289	35,748

Income (loss) before income taxes	53,174	39,419	32,275	(20,840)	104,028
Income tax expense (benefit)	11,627	11,322	3,261	(6,015)	20,195

Net income (loss)	$41,547	$28,097	$29,014	$(14,825)	$83,833

	Six Months Ended June 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$411,459	$109,269	$1,292	$23	$522,043
Net gain from credit default swaps	—	10,350	—	—	10,350
Net investment income	57,255	54,635	4,239	3,237	119,366
Net realized investment gains (losses)	28,651	7,298	(4,636)	(14)	31,299
Change in fair value of certain debt instruments	—	—	—	45,665	45,665
Impairment of unconsolidated subsidiary	—	—	(87,981)	—	(87,981)
Other (loss) income	(167)	(641)	—	6,562	5,754

Total revenues	497,198	180,911	(87,086)	55,473	646,496

Losses and expenses
Losses and LAE	1,089,509	65,523	29,766	—	1,184,798
Amortization of deferred policy acquisition costs	8,070	9,946	3,911	—	21,927
Other underwriting and operating expenses	46,498	34,391	3,050	39,428	123,367
Interest expense (income)	61	(77)	1,462	16,752	18,198

Total losses and expenses	1,144,138	109,783	38,189	56,180	1,348,290

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries	(646,940)	71,128	(125,275)	(707)	(701,794)
Equity in earnings (losses) from unconsolidated subsidiaries	5,866	—	(60,557)	(242)	(54,933)

(Loss) income before income taxes	(641,074)	71,128	(185,832)	(949)	(756,727)
Income tax (benefit) expense	(242,738)	22,249	(15,488)	(500)	(236,477)

Net (loss) income	$(398,336)	$48,879	$(170,344)	$(449)	$(520,250)

	Six Months Ended June 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$389,144	$88,766	$759	$29	$478,698
Net gain from credit default swaps	—	3,407	—	—	3,407
Net investment income	54,288	39,745	4,635	5,090	103,758
Net realized investment gains (losses)	3,248	90	—	(1,346)	1,992
Other income (loss)	4	(225)	—	6,475	6,254

Total revenues	446,684	131,783	5,394	10,248	594,109

Losses and expenses
Losses and LAE	227,168	28,312	—	—	255,480
Amortization of deferred policy acquisition costs	25,192	7,892	371	—	33,455
Other underwriting and operating expenses	54,420	23,230	886	43,938	122,474
Interest expense	39	6	1,463	15,149	16,657

Total losses and expenses	306,819	59,440	2,720	59,087	428,066

Income (loss) before equity in earnings from unconsolidated subsidiaries	139,865	72,343	2,674	(48,839)	166,043
Equity in earnings from unconsolidated subsidiaries	9,478	—	62,545	234	72,257

Income (loss) before income taxes	149,343	72,343	65,219	(48,605)	238,300
Income tax expense (benefit)	38,920	21,120	6,341	(13,947)	52,434

Net income (loss)	$110,423	$51,223	$58,878	$(34,658)	$185,866

	June 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,322,306	$1,866,537	$166,980	$277,146	$4,632,969
Investments in unconsolidated subsidiaries	135,580	—	—	15,646	151,226
Reinsurance recoverable	313,549	1,066	—	—	314,615
Deferred policy acquisition costs	22,532	47,437	—	—	69,969
Property, equipment and software, net of accumulated depreciation and amortization	70,330	6,906	162	78,042	155,440
Other assets	264,577	70,678	67,520	(5,837)	396,938

Total assets	$3,128,874	$1,992,624	$234,662	$364,997	$5,721,157

Liabilities
Reserve for losses and LAE	$2,132,632	$149,501	$7,241	$—	$2,289,374
Unearned premiums	96,739	533,906	820	18	631,483
Debt	—	—	50,000	554,694	604,694
Other liabilities (assets)	115,973	75,273	2,897	(7,122)	187,021

Total liabilities	2,345,344	758,680	60,958	547,590	3,712,572

Shareholders’ equity (deficit)	783,530	1,233,944	173,704	(182,593)	2,008,585

Total liabilities and shareholders’ equity	$3,128,874	$1,992,624	$234,662	$364,997	$5,721,157

	December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,155,173	$1,693,230	$201,632	$107,028	$4,157,063
Investments in unconsolidated subsidiaries	131,225	—	163,661	14,914	309,800
Reinsurance recoverable	35,930	987	—	—	36,917
Deferred policy acquisition costs	10,474	45,327	3,910	—	59,711
Property, equipment and software, net of accumulated depreciation and amortization	75,884	6,549	187	79,142	161,762
Other assets	188,018	54,594	52,918	49,657	345,187

Total assets	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

Liabilities
Reserve for losses and LAE	$1,133,080	$106,869	$2,650	$—	$1,242,599
Unearned premiums	107,200	497,309	6,709	29	611,247
Debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	129,246	75,416	2,892	(515)	207,039

Total liabilities	1,369,526	679,594	62,251	446,107	2,557,478

Shareholders’ equity (deficit)	1,227,178	1,121,093	360,057	(195,366)	2,512,962

Total liabilities and shareholders’ equity	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

NOTE 17. SUBSEQUENT EVENTS

The Company will be closing its operations in Canada, PMI Canada, and repatriating its excess capital to PMI Mortgage Insurance Co., its parent. In order to repatriate excess capital, we must facilitate the removal of PMI Canada’s risk in force and obtain certain regulatory approvals. The Company expects to repatriate approximately $60 million in excess capital in 2008 to PMI. We estimate that the costs associated with exiting Canada will be between $10 million and $13 million, pre-tax.

PMI Guaranty Co. received all regulatory approvals and entered into an agreement to transfer its entire FGIC-related reinsurance portfolio to a third party. In early August of 2008, PMI Guaranty paid approximately $144 million of its excess capital to The PMI Group. The PMI Group expects to reinvest at least 80% of the capital into U.S. Mortgage Insurance Operations before the end of the third quarter of 2008.

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

Financial Results for the Quarter and Six Months Ended June 30, 2008

For the quarter and six months ended June 30, 2008, we recorded consolidated net losses of $246.3 million and $520.3 million, respectively, compared to consolidated net income of $83.8 million and $185.9 million for the corresponding periods in 2007. Losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments were the primary drivers of our net consolidated losses. U.S. Mortgage Insurance Operations’ net losses for the second quarter and first half of 2008 were primarily driven by increases in losses and loss adjustment expenses (“LAE”) from the corresponding periods in 2007. Our Financial Guaranty segment’s net losses for the second quarter and first half of 2008 were primarily due to losses associated with a novation agreement executed by PMI Guaranty and equity in losses from RAM Re in the second quarter, and the impairment of our investment in FGIC in the first quarter of 2008. Our financial results for the second quarter and first half of 2008 were positively impacted by net income in our International Operations segment and the change in fair value with regard to certain of our senior debt instruments in our Corporate and Other segment.

Overview of Our Business

We provide credit enhancement products that expand homeownership and strengthen communities by delivering innovative solutions to financial markets worldwide. Our financial products are designed to reduce risk, lower costs and expand market access for our customers. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded net losses of $225.9 million and $398.3 million for the second quarter and first half of 2008, respectively, compared to net income of $41.5 million and $110.4 million for the corresponding periods in 2007.

•

International Operations. We offer mortgage insurance and other credit enhancement products in Australia, New Zealand, Europe, and Asia. Net income from our International Operations segment was $31.1 million and $48.9 million for the second quarter and first half of 2008, respectively, compared to $28.1 million and $51.2 million for the corresponding periods in 2007.

•

Financial Guaranty. Our Financial Guaranty segment includes our wholly-owned surety company, PMI Guaranty Co., our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, provides financial guaranty reinsurance, and our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor. PMI Guaranty received all regulatory approvals and entered into an agreement to transfer its entire FGIC-related reinsurance portfolio to a third party. In early August of 2008, PMI Guaranty paid approximately $144 million of its excess capital to The PMI Group. The PMI Group expects to reinvest at least 80% of the capital into U.S. Mortgage Insurance Operations before the end of the third quarter of 2008. As of June 30, 2008, the carrying values of our investments in FGIC and RAM Re were zero due to other-than-temporary impairment in our FGIC investment and equity in losses in RAM Re. Our Financial Guaranty segment generated net losses of $46.1 million and $170.4 million for the second quarter and first half of 2008, respectively, compared to net income of $29.0 million and $58.9 million for the corresponding periods in 2007.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $5.4 million and $0.5 million for the second quarter and first half of 2008, respectively, compared to $14.8 million and $34.7 million for the corresponding periods in 2007.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Losses and LAE. The significant weakening of the U.S. residential mortgage, housing, credit, and capital markets continues to negatively affect our U.S. Mortgage Insurance Operations segment and will continue to do so throughout the remainder of 2008. PMI’s losses and LAE were $552.5 million and $1,089.5 million for the second quarter and first half of 2008, respectively, compared to $134.4 million and $227.2 million for the corresponding periods in 2007. We increased PMI’s net loss reserves in the second quarter and first half of 2008 by $353.7 million and $721.9 million, respectively, as a result of increases in PMI’s default inventory (discussed under Defaults below), higher claim rates and higher average claim sizes. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status. The increases in PMI’s average claim size have been driven by, among other things, higher loan sizes, and declining home prices which limit PMI’s loss mitigation opportunities. These factors also led to an increase in claims paid including LAE in the second quarter and first half of 2008 to $198.8 million and $367.6 million, respectively, compared to $75.7 million and $148.5 million in the corresponding periods in 2007. We expect claim rates and average claim sizes to continue to increase in the second half of 2008. Future increases in claim rates and average claim sizes beyond our current expectations will negatively impact losses and LAE. Changes in economic conditions, including mortgage interest rates, job creation, unemployment rates and home prices could significantly impact our reserve estimates, and therefore, PMI’s losses and LAE.

•

Defaults. PMI’s primary default inventory increased to 80,895 as of June 30, 2008 from 63,197 as of December 31, 2007 and 42,349 as of June 30, 2007. PMI’s primary default rate increased to 10.3% as of June 30, 2008 from 7.9% as of December 31, 2007 and 5.6% as of June 30, 2007. We expect PMI’s primary default inventory and default rate to continue to increase in the second half of 2008. The increases in PMI’s primary default inventory and default rate in the first half of 2008 were driven by a number of factors including:

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

Above-97s - PMI has experienced higher than expected levels of delinquent Above-97s, mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, in its flow and structured channels. As of June 30, 2008, risk in force from Above-97s in all book years represented 24.0% of PMI’s primary risk in force. The default rate for Above-97s in PMI’s primary portfolio as of June 30, 2008 was 12.4% compared to 9.1% as of December 31, 2007 and 6.0% as of June 30, 2007. PMI’s 2007 book, which is still in its early stage of loss development, has been particularly affected by high levels of delinquent Above-97s. At June 30, 2008, of the 24.0% of PMI’s primary risk in force from Above-97s, approximately half was from our 2007 book year. We no longer insure Above-97s except under commitments issued prior to March 1, 2008.

Alt-A loans - We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information, or employment. Risk in force from Alt-A loans represented 21.9% of PMI’s primary risk in force as of June 30, 2008 compared to 22.8% as of December 31, 2007 and 23.0% as of June 30, 2007. The default rate for Alt-A loans was 21.7% as of June 30, 2008 compared to 13.9% as of December 31, 2007 and 7.3% as of June 30, 2007. Throughout 2007, in our bulk channel, we tightened our underwriting guidelines related to Alt-A loans. For the flow channel, we tightened our Alt-A underwriting guidelines effective January 1, 2008 and subsequently eliminated all Alt-A loan eligibility effective June 1, 2008. However, due primarily to commitments issued in 2007, approximately 11% of new insurance written in 2008 was Alt-A. We expect the percentage of Alt-A loans in our portfolio to continue to decline. In addition to Above-97s and Alt-A, PMI insures loans with other higher risk characteristics and such loans may possess one or more of such characteristics.

Geographic factors - Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida increased above PMI’s average default rate as of June 30, 2008. PMI’s default rates in California and Florida were below PMI’s average default rate, as of June 30, 2007. The default rate from California as of June 30, 2008 was 18.0% compared to 10.9% as of December 31, 2007 and 5.3% as of June 30, 2007. The default rate from Florida as of June 30, 2008 was 18.2% compared to 10.6% as of December 31, 2007 and 5.1% as of June 30, 2007. As of June 30, 2008, risk in force from California and Florida insured loans represented 8.4% and 10.8% of PMI’s primary risk in force, respectively. The default rate of the Auto States as of June 30, 2008 was 12.1% compared to 10.6% as of December 31, 2007 and 8.3% as of June 30, 2007. As of June 30, 2008, risk in force from the Auto States represented 13.4% of PMI’s primary risk in force. Effective March 1, 2008, PMI implemented a Distressed Market Policy. For those areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan to value ratio generally at 90% (certain distressed areas may be eligible up to 95% LTV) and prescribes additional limiting criteria for certain property types and loan purposes. PMI’s distressed markets list is reviewed and updated on a quarterly basis or as needed depending on our on-going assessment of the market.

Portfolio Seasoning - We generally expect the majority of default and claims activity on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. We are currently experiencing accelerated delinquency and loss development consistent with falling home prices in many MSAs, especially with loans originated in 2007, which represent approximately 33% of PMI’s primary risk in force at June 30, 2008.

•

Rating Agency Actions. On April 8, 2008, Standard & Poor’s lowered its insurer financial strength ratings on PMI to “A+” from “AA”. On June 5, 2008, Fitch lowered its insurer financial strength ratings on PMI to “A+” from “AA”, and its long-term issuer rating of The PMI Group to “BBB+” from “A”. On July 9, 2008, Moody’s lowered its insurer financial strength rating on PMI to “A3” from “Aa2” and The PMI Group’s senior debt rating to “Baa3” from “A1”. As a result of Standard & Poor’s downgrade of PMI’s rating, Fannie Mae and Freddie Mac (collectively, the “GSEs”) each required us to submit a written remediation plan outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength and ultimately restore PMI’s financial strength ratings to the “AA” or equivalent category. We have submitted remediation plans to the GSEs and have discussed the plans with them. Freddie Mac has stated that it will continue to treat PMI as a Type I mortgage insurer but that its forbearance from enforcing Type II insurer requirements is wholly discretionary and subject to change and is dependent upon its evaluation of monthly updates regarding PMI’s progress in implementing its remediation plan. Fannie Mae has reviewed our remediation plan and continues to consider PMI an eligible mortgage insurer. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

•

Credit and Portfolio Characteristics. PMI’s primary risk in force as of June 30, 2008 consisted of slightly lower percentages of Above-97s, Alt-A, interest only, and less-than-A quality loans (loans with FICO scores lower than 620) compared to December 31, 2007. Primarily as a result of changes in PMI’s pricing and underwriting guidelines in 2007 and 2008, the percentages of PMI’s NIW comprised of Above-97s, Alt-A, interest only, and less-than A quality loans in the second quarter and first half of 2008 significantly decreased compared to the fourth quarter of 2007. See U.S. Mortgage Insurance Operations – Credit and portfolio characteristics, below. As a result of these pricing and underwriting guideline changes, we expect the percentage of PMI’s risk in force comprised of these types of loans to continue to decline in the second half of 2008. However, PMI has issued commitments to insure such loans prior to the effective date of our underwriting guideline changes, and a portion of these commitments will convert to NIW after the effective date of the guideline changes.

•

New Insurance Written (NIW). PMI’s primary NIW decreased by 60.8% in the second quarter and by 52.7% in the first half of 2008 compared to the corresponding periods in 2007. These decreases were due to changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure and, to a lesser extent, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from the Federal Housing Administration’s mortgage insurance programs. We expect PMI’s NIW generated through both its flow and structured finance channels will be lower in 2008 than in 2007.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 79.6% as of June 30, 2008, 75.5% as of December 31, 2007 and 71.7% as of June 30, 2007. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity. If these trends continue, we expect that policy cancellation rates will continue to slow and PMI’s persistency rate will continue to improve.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of June 30, 2008, 53.0% of PMI’s primary insurance in force was subject to captive reinsurance agreements compared to 50.3% as of June 30, 2007. As of June 30, 2008, we recorded

$308.8 million in reinsurance recoverables from captive arrangements related to PMI’s gross loss reserves. Due to the delay between establishing a reserve and the payment of claims, we have only received $0.3 million and $0.8 million in claim payments from captive trusts in the second quarter and first half of 2008, respectively. As of June 30, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $787.8 million. We expect that claim payments from captive trusts assets will increase in 2008 and substantially increase in 2009. For business written on or after June 1, 2008, the GSEs prohibit mortgage insurers from ceding gross risk or gross premiums greater than 25% to captive reinsurers. We amended all applicable captive contracts to comply with the GSEs’ requirement.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. As a result of the recent downgrades of PMI Mortgage Insurance Co., PMI Australia’s parent company, PMI Australia has been downgraded by and received insurer financial strength ratings of “AA-”, “AA-” and “Aa3” from Standard & Poor’s, Fitch and Moody’s, respectively. PMI Australia’s ability to attract new business and to compete is highly dependent on its perceived value and strength as a counterparty as reflected in part by its insurer financial strength ratings. Accordingly, the downgrades of PMI Australia, and future adverse rating agency actions if any, will likely negatively impact PMI Australia. PMI Australia had net income of $24.0 million and $54.5 million in the second quarter and first half of 2008, respectively, compared to $24.4 million and $42.5 million in the corresponding periods in 2007. The decrease in net income in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to higher losses and LAE of $22.3 million, partially offset by higher premiums earned. The increase in net income in the first half of 2008 compared to the corresponding period in 2007 was primarily due to higher premiums earned and higher net investment income in 2008 compared to the corresponding period in 2007, partially offset by higher losses and LAE.

•

PMI Europe. We are reconfiguring PMI Europe to conserve and enhance capital and reduce expenses while maintaining a presence in Europe. We will continue to service existing customers out of our Dublin, Ireland office. As a result of the recent downgrades of PMI Mortgage Insurance Co., PMI Europe’s parent company, PMI Europe has been downgraded by and has received insurer financial strength ratings of “A+”, “A+” and “A3” from Standard & Poor’s, Fitch and Moody’s, respectively. As a result of the downgrades, certain derivative counterparties may require PMI Europe to post collateral or terminate certain contracts. (See also Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.). PMI Europe had net income of $5.8 million in the second quarter of 2008 and a net loss of $8.1 million for the first half of 2008 compared to net income of $1.7 million and $4.6 million in the corresponding periods in 2007. The increase in net income in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to changes in the fair value of PMI Europe’s credit default swap (“CDS”) derivative contracts in the second quarter of 2008 resulting from the significant widening of The PMI Group’s CDS spreads during the period. This widening of spreads reduced the value of PMI Europe’s credit derivative liabilities related to nonperformance risk. The tightening of European residential mortgage-backed securities (“RMBS”) credit spreads during the period and increased cash flows from new contracts concluded in the fourth quarter of 2007 also impacted the fair value of PMI Europe’s CDS. As a result of these factors, PMI Europe recorded a $9.5 million mark-to-market gain in the second quarter of 2008 related to the credit derivative liabilities. The loss in the first half of 2008 was primarily driven by an increase in loss reserves of $19.5 million in the first half of 2008 due primarily to the deteriorating performance of certain U.S. exposures on which PMI Europe provided reinsurance coverage in 2005 and increased defaults in the Italian primary flow business.

•

PMI Asia. PMI Asia’s claim payment obligations are guaranteed by PMI Europe. As a result of the downgrade of PMI Europe’s insurer financial strength rating, PMI Asia’s largest customer notified us that it would significantly reduce the percentage of its mortgage insurance business that it will cede to PMI Asia. This action will significantly reduce PMI Asia’s gross reinsurance premiums in the future. Additional adverse rating agency actions relating to PMI and PMI Europe could result in further ceding reductions, or a termination of the relationship, by this customer. PMI Asia had net income of $2.5 million and $5.2 million in the second quarter and first half of 2008, respectively, compared to $2.3 million and $4.5 million in the corresponding periods in 2007.

•

PMI Canada. On August 5, 2008, we determined to close our operations in Canada, PMI Canada, and repatriate its excess capital to PMI. In order to repatriate excess capital we must facilitate the removal of PMI Canada’s risk in force and obtain certain regulatory approvals. We expect to be able to repatriate to PMI approximately $60 million in 2008. We estimate that the costs associated with exiting Canada will be between $10 million and $13 million, pre-tax.

•

Rating Agency and Capital Constraints. As discussed above, the ratings of our international subsidiaries and/or their ability to compete for business, are dependent in part upon the financial strength, performance, and capital support of PMI, The PMI Group or other insurance subsidiaries within The PMI Group. Continued adverse loss development in our U.S. Mortgage Insurance Operations could further weaken the perceived counterparty strength of our international insurance subsidiaries and limit new business opportunities. In addition to rating agency actions, capital constraints at both The PMI Group and PMI, as well as at our international subsidiaries, are limiting certain of our international subsidiaries’ abilities to engage in new business transactions. (See also Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

•

Foreign Currency Exchange Fluctuations and Foreign Currency Put Options. The performance of our International Operations is subject to fluctuations in exchange rates between the reporting currency of the U.S. dollar and our other functional foreign currencies. The changes in the average foreign currency exchange rates from the second quarter and first half of 2007 compared to the corresponding periods in 2008 positively affected International Operations’ net income by $3.6 million and $5.5 million, respectively. The foreign currency translation impact is calculated using the period over period change in the average exchange rates to the current period ending net income in the functional currency.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

RAM Re. Equity in losses from RAM Re in the second quarter and first half of 2008 were $24.3 million and $60.6 million, respectively, compared to equity in earnings of $3.4 million and $5.7 million in the corresponding periods in 2007. The equity in losses from RAM Re in the second quarter and first half of 2008 were due primarily to RAM Re’s net unrealized mark-to-market losses of $166.4 million and $315.8 million, respectively, on its credit derivative portfolio as a result of widening credit spreads and increases in loss reserves of $30.5 million and $76.7 million, respectively, primarily related to continuing deterioration in the performance of residential mortgage-backed securities (“RMBS”). As of June 30, 2008, the carrying value of our investment in RAM Re was reduced to zero as a result of equity in loss recorded in the current quarter combined with our impairment charge of $38.5 million in the fourth quarter of 2007. To the extent cumulative equity in earnings/losses is negative, no equity in losses relating to RAM Re will be recorded. Equity in earnings from RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

•

PMI Guaranty. PMI Guaranty had net losses of $21.8 million and $23.1 million for the second quarter and first half of 2008, respectively, compared to net income of $1.4 million and $2.7 million for the corresponding periods in 2007. Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an Agreement pursuant to which all of the direct FGIC business currently reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. The 2008 net loss was primarily due to total incurred losses of $26.7 million recorded in the second quarter of 2008 primarily related to this Agreement. With respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to PMI Guaranty. In conjunction with the Agreement, PMI Guaranty impaired all remaining deferred policy acquisition cost assets in the second quarter as it determined such costs were not recoverable. In early August of 2008, PMI Guaranty paid approximately $144 million of its excess capital to The PMI Group. The PMI Group expects to reinvest at least 80% of the capital into U.S. Mortgage Insurance Operations before the end of the third quarter of 2008.

•

FGIC. In connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2008, we determined that our investment in FGIC was other-than-temporarily impaired and reduced the carrying value of our investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent cumulative equity in earnings/losses is negative, no equity in losses relating to FGIC will be recorded. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable. We are under no obligation, nor intend, to provide additional capital to FGIC.

•

Valuation Allowance. For the quarter ended June 30, 2008, a tax valuation allowance of approximately $232.1 million was recorded against a $279.5 million deferred tax asset related to the recognition of losses from FGIC and RAM Re in excess of our tax basis. We did not record a full valuation allowance against the deferred tax asset as it is management’s expectation that a portion of the tax benefit will be realized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted SFAS No. 159. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value option for certain corporate debt. For the second quarter and first half of 2008, our net losses included decreases in fair value (representing increase in revenue) of $17.0 million and $45.7 million, respectively, related to the subsequent measurement of fair value for these debt instruments. The changes in the fair value of liabilities for which the fair value was elected were primarily due to widening of credit spreads and interest rate fluctuations. (See Item I, Note 8. Fair Value Disclosures, for further discussion.)

•

Contract Underwriting Services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies, and accruals thereof, were $1.5 million and $3.0 million for the second quarter and first half of 2008, respectively, compared to $1.3 million and $3.6 million in the corresponding periods in 2007.

•

Share-Based Compensation. During the second quarter and first half of 2008, we incurred pre-tax share-based compensation expense of $2.1 million and $6.5 million, respectively, compared to $3.5 million and $10.6 million in the corresponding periods in 2007. We expect share-based compensation expenses to be lower for the year ended December 31, 2008. The decrease in share-based compensation expense is due to a decrease in the fair value of the share-based compensation granted and fewer options granted in 2008.

•

Additional Items Affecting this Segment. Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$260.1	$242.3	7.3%	$522.0	$478.7	9.0%
Net investment income	61.1	51.1	19.6%	119.4	103.8	15.0%
Net realized investment (losses) gains	(19.7)	0.4	—	(56.7)	2.0	—
Change in fair value of certain debt instruments	17.0	—	—	45.7	—	—
Other income	12.1	5.9	105.1%	16.1	9.6	67.7%

Total revenues	330.6	299.7	10.3%	646.5	594.1	8.8%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	605.0	146.2	—	1,184.8	255.5	—
Amortization of deferred policy acquisition costs	12.0	17.0	(29.4)%	21.9	33.5	(34.6)%
Other underwriting and operating expenses	64.5	59.8	7.9%	123.4	122.5	0.7%
Interest expense	9.8	8.4	16.7%	18.2	16.6	9.6%

Total losses and expenses	691.3	231.4	198.7%	1,348.3	428.1	—

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(360.7)	68.3	—	(701.8)	166.0	—
Equity in (losses) earnings from unconsolidated subsidiaries	(21.5)	35.7	(160.2)%	(54.9)	72.3	(175.9)%

(Loss) income before taxes	(382.2)	104.0	—	(756.7)	238.3	—
Income tax (benefit) expense	(135.9)	20.2	—	(236.4)	52.4	—

Net (loss) income	$(246.3)	$83.8	—	$(520.3)	$185.9	—

Diluted (loss) earnings per share	$(3.03)	$0.95	—	$(6.41)	$2.11	—

For the quarter and six months ended June 30, 2008, we recorded consolidated net losses of $246.3 million and $520.3 million, respectively, compared to consolidated net income of $83.8 million and $185.9 million for the corresponding periods in 2007. Losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments were the primary drivers of our net consolidated losses. U.S. Mortgage Insurance Operations’ net losses for the second quarter and first half of 2008 were primarily driven by increases in losses and loss adjustment expenses (“LAE”) from the corresponding periods in 2007. Our Financial Guaranty segment’s net losses for the second quarter and first half of 2008 were primarily due to losses associated with a novation agreement executed by PMI Guaranty and equity in losses from RAM Re in the second quarter, and the impairment of our investment in FGIC in the first quarter of 2008. Our financial results for the second quarter and first half of 2008 were positively impacted by net income in our International Operations segment and the change in fair value with regard to certain of our senior debt instruments in our Corporate and Other segment.

The increases in premiums earned in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were driven by higher premiums earned in the U.S. and Australia. The increases in premiums earned in the U.S. were primarily due to insurance in force growth and higher average insured loan sizes as of June 30, 2008 compared to June 30, 2007. The increases in the premiums earned in Australia were driven by the higher levels of policy terminations, combined with the continued strengthening of the Australian dollar relative to the U.S. dollar.

The increases in net investment income in the second quarter and first half of 2008 compared to the same periods in 2007 were primarily due to the growth of PMI’s and PMI Australia’s investment portfolios and the strengthening of the Australian dollar relative to the U.S. dollar. The increases in our investment portfolio were partially offset by a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 5.13% and 5.43% as of June 30, 2008, and 2007, respectively.

The net realized investment loss in the second quarter of 2008 was primarily due to an other-than-temporary impairment of $19.0 million of certain preferred securities in our U.S. investment portfolio. The net realized investment loss in the first half of 2008 was primarily due to the impairment of our investment in FGIC offset by gains on the sale of common stock in PMI’s and PMI Australia’s investment portfolios.

The change in fair value of certain debt instruments in the second quarter and first half of 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. The changes in fair value of $17.0 million and $45.7 million in the second quarter and first half of 2008, respectively, were primarily due to changes in interest rates and credit spreads.

The increases in our losses and LAE in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to loss reserve increases and higher claims paid in the U.S. and, to a lesser extent, PMI Australia. The increases in U.S. Mortgage Insurance Operations’ losses and LAE in the second quarter and first half of 2008 were due to a $353.7 million and $721.9 million addition to net loss reserves and a $198.8 million and $367.6 million claims paid for the respective periods. These increases reflect the significant weakening of the housing and mortgage markets which drove higher default inventories, claim rates and average claim sizes.

The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to our $33.6 million impairment in the fourth quarter of 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. As a result of the impairment in the fourth quarter of 2007, current period amortization includes only costs associated with book years prior to 2007 and the first half of 2008. PMI’s deferred policy acquisition cost asset increased to $22.5 million at June 30, 2008 from $10.5 million at December 31, 2007. PMI’s deferred policy acquisition cost asset was $43.9 million as of June 30, 2007.

The increases in other underwriting and operating expenses in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to increases in expense in the International Operations segment, partially offset by lower employee compensation expenses in the U.S. Mortgage Insurance Operations.

Our equity in losses from unconsolidated subsidiaries in the second quarter and first half of 2008 were due to RAM Re’s net unrealized mark-to-market losses on its credit derivative portfolio and its loss reserve increases primarily related to continuing deterioration in the performance of RMBS. Equity in losses from RAM Re have reduced the carrying value of our investment in RAM Re to zero as of June 30, 2008.

We recorded income tax benefits of $135.9 million and $236.4 million in the second quarter and first half of 2008, respectively, compared to income tax expenses of $20.2 million and $52.4 million in the corresponding periods in 2007. The effective tax rates were 35.6% and 31.2% for the second quarter and first half of 2008, respectively, compared to 19.4% and 22.0% for the corresponding periods in 2007. The changes in our effective tax rates were primarily due to changes in the composition of earnings. Our effective tax rates in the second quarter and first half of 2007 were lower due to equity in earnings from FGIC, which had a lower effective tax rate. As we have recorded no equity in losses from FGIC in the first half of 2008, our effective tax rates are higher in the second quarter and first half of 2008 as compared to the corresponding periods in 2007.

Segment Results

The following table presents consolidated net income (loss) and net income (loss) for each of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(225.9)	$41.5	—	$(398.3)	$110.4	—
International Operations	31.1	28.1	10.7%	48.9	51.2	(4.5)%
Financial Guaranty	(46.1)	29.0	—	(170.4)	58.9	—
Corporate and Other	(5.4)	(14.8)	(63.5)%	(0.5)	(34.7)	(98.6)%

Consolidated net (loss) income*	$(246.3)	$83.8	—	$(520.3)	$185.9	—

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$196.1	$189.2	3.6%	$401.1	$385.1	4.2%

Premiums earned	$203.6	$195.4	4.2%	$411.5	$389.1	5.8%
Net investment income	29.3	26.0	12.7%	57.3	54.3	5.5%
Net realized investment (losses) gains	(12.9)	0.9	—	28.6	3.2	—
Other loss	(0.1)	—	—	(0.2)	—	—

Total revenues	219.9	222.3	(1.1)%	497.2	446.6	11.3%

Losses and LAE	552.5	134.4	—	1,089.5	227.2	—
Underwriting and operating expenses	28.0	39.4	(28.9)%	54.6	79.6	(31.4)%

Total losses and expenses	580.5	173.8	—	1,144.1	306.8	—

(Loss) income before equity in earnings from unconsolidated subsidiaries and income taxes	(360.6)	48.5	—	(646.9)	139.8	—
Equity in earnings from unconsolidated subsidiaries	3.0	4.6	(34.8)%	5.9	9.5	(37.9)%

(Loss) income before income taxes	(357.6)	53.1	—	(641.0)	149.3	—
Income tax (benefit) expense	(131.7)	11.6	—	(242.7)	38.9	—

Net (loss) income	$(225.9)	$41.5	—	$(398.3)	$110.4	—

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

PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Gross premiums written	$251.7	$236.4	6.5%	$514.6	$476.8	7.9%
Ceded and refunded premiums, net of assumed	(55.6)	(47.2)	17.8%	(113.5)	(91.7)	23.8%

Net premiums written	$196.1	$189.2	3.6%	$401.1	$385.1	4.2%

Premiums earned	$203.6	$195.4	4.2%	$411.5	$389.1	5.8%

The increases in gross and net premiums written and premiums earned in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to higher persistency and increases in PMI’s average premium rates and insured loan sizes, partially offset by lower NIW. (See Credit and Portfolio Characteristics, below.)

Lower levels of NIW will negatively impact our premiums written and earned in future periods. Higher persistency could partially offset this trend. (See Primary NIW, below.)

As of June 30, 2008, 53.0% of PMI’s primary insurance in force and 53.1% of its risk in force were subject to captive reinsurance agreements compared to 50.3% and 50.2%, respectively, as of June 30, 2007. For business written on or after June 1, 2008, the GSEs prohibit mortgage insurers from ceding gross risk or gross premiums greater than 25% to captive reinsurers. We amended all applicable captive contracts to comply with the GSEs’ requirement.

Net investment income — Net investment income increased in the second quarter and first half of 2008 primarily due to increased holdings of fixed income securities in PMI’s investment portfolio at June 30, 2008 compared to the corresponding period in 2007, partially offset by a decrease in pre-tax book yield. PMI’s pre-tax book yield was 4.90% at June 30, 2008 compared to 5.26% at June 30, 2007. Fixed income securities in PMI’s portfolio increased to $2.0 billion as of June 30, 2008 from $1.5 billion as of June 30, 2007.

Net realized investment (losses) gains — The net realized investment loss in the second quarter of 2008 was due to an other-than-temporary impairment of $13.2 million of PMI’s preferred securities as a result of declines in the market values of the securities. The increase in net realized investment gains in the first half of 2008 compared to the same period in 2007 was primarily due to gains on the sale of certain equity investments in PMI’s portfolio in the first quarter of 2008.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Claims paid including LAE	$198.8	$75.7	162.6%	$367.6	$148.5	147.5%
Change in net loss reserves	353.7	58.7	—	721.9	78.7	—

Losses and LAE	$552.5	$134.4	—	$1,089.5	$227.2	—

Number of primary claims paid	4,329	2,336	85.3%	8,051	4,698	71.4%
Average primary claim size (in thousands)	$43.9	$29.0	51.4%	$42.8	$28.2	51.8%

The increases in claims paid including LAE in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were driven by higher average primary claim sizes and the increase in the number of primary claims paid (or claim rate). The increases in PMI’s average claim size have been driven by higher loan sizes and coverage levels in PMI’s portfolio, and declining home prices which limit PMI’s loss mitigation opportunities. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. Because we expect claim rates and claim sizes to continue to increase, we expect PMI’s claims paid to be significantly higher in 2008 than in 2007. Primary claims paid were $189.9 million and $344.6 million in the second quarter and first half of 2008, respectively, compared to $67.8 million and $132.7 million in the corresponding periods in 2007. Pool insurance claims paid were $4.1 million and $13.3 million in second quarter and first half of 2008, respectively, compared to $4.9 million and $9.7 million in the corresponding periods in 2007. For a discussion of the changes in net loss reserves for the second quarter and first half of 2008 and 2007, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

As of June 30, 2008, we recorded $308.8 million in reinsurance recoverables from captives related to gross loss reserves. Due to the delay between establishing a reserve and the payment of claims, we have only received $0.3 million and $0.8 million in claim payments from captive trusts in the second quarter and first half of 2008, respectively. As of June 30, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $787.8 million.

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

PMI’s primary default data are presented in the table below.

	As of June 30,		Percentage Change/ Variance
	2008	2007
Flow channel
Loans in default	61,100	29,480	107.3%
Policies in force	660,058	626,729	5.3%
Default rate	9.26%	4.70%	4.56 p	ps
Structured channel
Loans in default	19,795	12,869	53.8%
Policies in force	121,809	124,106	(0.19)%
Default rate	16.25%	10.37%	5.88	pps
Total primary
Loans in default	80,895	42,349	91.0%
Policies in force	781,867	750,835	4.1%
Default rate	10.35%	5.64%	4.71	pps

The increases in PMI’s primary default inventory and default rate in the first half of 2008 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

PMI’s modified pool default data are presented in the table below.

	As of June 30,		Percentage change/ variance
	2008	2007
Modified pool with deductible
Loans in default	24,457	10,840	125.6%
Policies in force	221,492	235,751	(6.0)%
Default rate	11.04%	4.60%	6.44	pps
Modified pool without deductible
Loans in default	8,456	5,414	56.2%
Policies in force	59,320	75,158	(21.1)%
Default rate	14.25%	7.20%	7.05	pps
Total modified pool
Loans in default	32,913	16,254	102.5%
Policies in force	280,812	310,909	(9.7)%
Default rate	11.72%	5.23%	6.49	pps

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

Total pool loans in default (which includes modified and other pool products) as of June 30, 2008 and 2007 were 37,640 and 20,238, respectively. The default rates for total pool loans as of June 30, 2008 and 2007 were 10.76% and 5.17%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$3.8	$12.6	(69.8)%	$8.1	$25.2	(67.9)%
Other underwriting and operating expenses	24.2	26.8	(9.7)%	46.5	54.4	(14.5)%

Total underwriting and operating expenses	$28.0	$39.4	(28.9)%	$54.6	$79.6	(31.4)%

Policy acquisition costs incurred and deferred	$10.4	$13.3	(21.8)%	$20.1	$25.6	(21.5)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provide contract underwriting services on loans that do not require mortgage insurance, associated underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decrease in amortization of deferred policy acquisition costs in the second quarter and first half of 2008 compared to the corresponding periods in 2007 was primarily due to our $33.6 million impairment in the fourth quarter of 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. As a result of this impairment, current period amortization includes only costs associated with book years prior to 2007 and the first half of 2008. PMI’s deferred policy acquisition cost asset increased to $ 22.5 million at June 30, 2008 from $10.5 million at December 31, 2007. PMI’s deferred policy acquisition cost asset was $43.9 million as of June 30, 2007.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the second quarter and first half of 2008 compared to the corresponding periods in 2007 primarily as a result of lower employee compensation expenses and lower pension costs resulting from an amendment to our retirement plan in the second quarter of 2007.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $3.1 million and $6.1 million in the second quarter and first half of 2008, respectively, compared to $3.6 million and $6.1 million in the corresponding periods in 2007.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings is derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI decreased to $3.0 million and $5.9 million in the second quarter and first half of 2008, respectively, compared to $4.6 million and $9.5 million in the corresponding periods in 2007 primarily as a result of higher losses, partially offset by higher premiums earned.

Income taxes — U.S. Mortgage Insurance Operations statutory tax rate is 35%. The tax benefit recorded in the U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in an effective tax rate of 36.8% and 37.9% for the second quarter and first half of 2008, respectively.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Loss ratio	271.3%	68.8%	202.5 pps	264.8%	58.4%	206.4 pps
Expense ratio	14.3%	20.8%	(6.5) pps	13.6%	20.7%	(7.1) pps

Combined ratio	285.6%	89.6%	196.0 pps	278.4%	79.1%	199.3 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the second quarter and first half of 2008 compared to the corresponding periods in 2007 as a result of higher losses and LAE, partially offset by higher premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decreases in PMI’s expense ratio in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to an increase in net premiums written and decreases in amortization of deferred acquisition costs and employee compensation expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Primary NIW:
Flow channel	$4,364	$10,268	(57.5)%	$10,316	$17,792	(42.0)%
Structured finance channel	184	1,337	(86.2)%	351	4,776	(92.7)%

Total primary NIW	$4,548	$11,605	(60.8)%	$10,667	$22,568	(52.7)%

The decreases in PMI’s primary NIW in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were due to changes to PMI’s pricing and underwriting guidelines that have decreased the types of loans that PMI will insure, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from the Federal Housing Administration. We expect PMI’s NIW generated through both its flow and structured finance channels to continue to be lower in 2008 than in 2007.

Modified pool insurance —PMI wrote $0 and $4.1 million of modified pool risk in the second quarter and first half of 2008, respectively, compared to $107.1 million and $209.5 million of modified pool risk in the corresponding periods in 2007. This decline was driven by a reduction in demand for this product by our customers. We expect to continue to write less modified pool risk in 2008 than in prior years. Modified pool risk in force was $2.3 billion as of June 30, 2008, $2.9 billion as of December 31, 2007 and $2.8 billion as of June 30, 2007.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of June 30,		Percentage Change/ Variance
	2008	2007
	(Dollars in millions)
Primary insurance in force	$123,151	$111,667	10.3%
Primary risk in force	$30,633	$28,091	9.0%
Pool risk in force*	$2,812	$3,461	(18.8)%
Policy cancellations—primary (year-to-date)	11,139	13,536	(17.7)%
Persistency—primary	79.6%	71.7%	7.9	pps

*	Includes modified pool and other pool risk in force. As of June 30, 2008, we adjusted pool risk in force to appropriately reflect the effect of loan repayments on risk limits.

Primary insurance in force and risk in force as of June 30, 2008 increased from June 30, 2007 primarily as a result of higher persistency. The increase in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects lower levels of residential mortgage refinance activity and home price declines.

The following table sets forth the percentages of PMI’s primary risk in force as of June 30, 2008 and December 31, 2007 in the ten states with the highest risk in force in PMI’s primary portfolio.

	Percent of Primary Risk in Force as of June 30, 2008	Percent of Primary Risk in Force as of December 31, 2007
Florida	10.8%	10.8%
California	8.4%	8.1%
Texas	7.2%	7.2%
Illinois	5.0%	5.0%
Georgia	4.7%	4.7%
Ohio	3.8%	3.8%
New York	3.7%	3.6%
Pennsylvania	3.3%	3.3%
Washington	3.1%	3.1%
New Jersey	3.0%	3.0%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. We consider a loan Alt-A if it has a credit score of 620 or greater, and the borrower requests and is given the option of providing reduced documentation verifying income, assets, deposit information, or employment. In the second quarter and first half of 2008, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans primarily as a result of changes in PMI’s pricing and underwriting guidelines. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of :
Primary NIW- flow channel	$29	0.7%	$847	8.2%	$281	2.7%	$1,279	7.2%
Primary NIW- structured finance channel	10	5.4%	331	24.8%	25	7.1%	868	18.2%

Total primary NIW	$39	0.9%	$1,178	10.2%	$306	2.9%	$2,147	9.5%

Alt-A loan amounts and as a percentage of:
Primary NIW- flow channel	$362	8.3%	$3,495	34.0%	$1,172	11.4%	$6,715	37.7%
Primary NIW- structured finance channel	4	2.2%	250	18.7%	8	2.3%	1,316	27.6%

Total primary NIW	$366	8.0%	$3,745	32.3%	$1,180	11.1%	$8,031	35.6%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
ARM amounts and as a percentage of :
Primary NIW- flow channel	$93	2.1%	$552	5.4%	$169	1.6%	$1,213	6.8%
Primary NIW- structured finance channel	13	7.1%	392	29.3%	31	8.8%	1,534	32.1%

Total primary NIW	$106	2.3%	$944	8.1%	$200	1.9%	$2,747	12.2%

Above-97 loan amounts and as a percentage of:
Primary NIW- flow channel	$103	2.4%	$3,492	34.0%	$970	9.4%	$6,142	34.5%
Primary NIW- structured finance channel	57	31.0%	580	43.4%	110	31.3%	1,825	38.2%

Total primary NIW	$160	3.5%	$4,072	35.1%	$1,080	10.1%	$7,967	35.3%

The decreases shown above in the percentages of PMI’s NIW consisting of ARMs and Above-97s were driven primarily by changes in PMI’s pricing and underwriting guidelines. We no longer insure Above-97s, except under commitments issued prior to March 1, 2008.

Interest only loans, also known as deferred amortization loans, and payment option ARMs have more exposure to declining home prices than fixed rate loans or traditional ARMs. Borrowers with interest only loans do not reduce principal during an initial deferral period. In the second quarter and first half of 2008, interest only loans were insured primarily through PMI’s flow channel and such loans were primarily sold to the GSEs. The vast majority of interest only loans insured in the second quarter and first half of 2008 have ten year terms and are subject to additional underwriting criteria to limit the potential for layered risk. With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed in which case the interest shortfall is added to the principal amount of the loan. The following table presents PMI’s interest only loans as percentages of its flow channel and structured finance channel primary NIW and payment option ARMs as percentages of its flow channel primary NIW:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
Interest only loan amounts and as a percentage of :
Primary NIW- flow channel	$279	6.4%	$2,569	25.0%	$777	7.5%	$4,637	26.1%
Primary NIW- structured finance channel	7	3.8%	153	11.4%	9	2.6%	983	20.6%

Total primary NIW	$286	3.8%	$2,722	23.5%	$786	7.4%	$5,620	24.9%

Payment option ARMs amounts and as a percentage of:
Primary NIW- flow channel	$19	0.4%	$378	3.7%	$42	0.4%	$789	4.4%

Total primary NIW	$19	0.4%	$378	3.3%	$42	0.4%	$789	3.5%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, Above-97s, interest only, and payment option ARMs loans as percentages of primary risk in force:

	June 30, 2008	December 31, 2007	June 30, 2007
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	7.7%	8.1%	7.9%
Less-than-A Quality loans with FICO scores below 575 *	2.0%	2.2%	2.1%
Alt-A loans	21.9%	22.8%	23.0%
ARMs (excluding 2/28 Hybrid ARMs)	8.8%	9.5%	11.2%
2/28 Hybrid ARMs **	2.8%	3.3%	4.8%
Above-97s (above 97% LTV’s)	24.0%	24.6%	22.4%
Interest Only	13.8%	14.2%	13.6%
Payment Option ARMs	3.7%	3.8%	4.2%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

PMI expects higher default and claim rates on Above-97s, Alt-A, interest only, and less-than-A quality loans. In addition, PMI insures loans that may possess one or more of the characteristics. While we incorporate these assumptions into our underwriting approach, portfolio limits, pricing and loss and claim estimates, there can be no assurance that the premiums earned with respect to such insured loans will be adequate to cover related incurred losses.

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

Reporting of financial and statistical information for International Operations is subject to foreign currency rate fluctuations in translation to U.S. dollar reporting. Our International Operations segment’s net income is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(USD in millions)			(USD in millions)
PMI Australia	$24.0	$24.4	(1.6)%	$54.5	$42.5	28.2%
PMI Europe	5.8	1.7	—	(8.1)	4.6	—
PMI Asia	2.5	2.3	8.7%	5.2	4.5	15.6%
PMI Canada	(1.2)	(0.3)	—	(2.7)	(0.4)	—

International Operations net income	$31.1	$28.1	10.7%	$48.9	$51.2	(4.5)%

The increase in International Operations’ net income in the second quarter of 2008 compared to the corresponding period in 2007 was primarily due to changes in PMI Europe’s CDS derivative contracts, higher premiums earned and net investment income in PMI Australia, partially offset by higher losses and LAE in Australia. The decrease in net income in the first half of 2008 compared to the corresponding period in 2007 was primarily due to higher losses and LAE in Australia and Europe, partially offset by higher premiums earned, net investment income and net realized investment gains in Australia.

The changes in the average foreign currency exchange rates from the second quarter and first half of 2007 to the corresponding periods in 2008 positively impacted International Operations’ net income by $3.6 million and $5.5 million, respectively, primarily due to the strengthening of the Australian dollar relative to the U.S. dollar. The foreign currency translation impact is calculated using the period over period change in the average exchange rate to the current period ending net income in the local currency.

In 2008, we purchased Australian dollar foreign currency put options designed to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar. The options had an aggregate pre-tax cost of $1.1 million. International Operations’ net income for the second quarter and first half of 2008 was reduced by $0.6 million and $1.1 million pre-tax, respectively, related to these put options.

PMI Australia

The table below sets forth the financial results of PMI Australia:

	Three Months Ended June 30,		Percentage Change/ Variance		Six Months Ended June 30,		Percentage Change/ Variance
	2008	2007			2008	2007
	(USD in millions)				(USD in millions)
Net premiums written	$41.6	$59.1	(29.6)%		$81.1	$97.3	(16.6)%

Premiums earned	$48.8	$40.1	21.7%		$96.1	$76.5	25.6%
Net investment income	23.3	17.3	34.7%		44.7	33.4	33.8%
Net realized investment (losses) gains	(1.7)	—	—		8.0	—	—
Other loss	(0.6)	(0.6)	—		(0.7)	(0.1)	—

Total revenues	69.8	56.8	22.9%		148.1	109.8	34.9%

Losses and LAE	22.3	10.1	120.8%		43.0	26.3	63.5%
Other underwriting and operating expenses	13.1	11.9	10.1%		27.2	22.7	19.8%

Total losses and expenses	35.4	22.0	60.9%		70.2	49.0	43.3%

Income before income taxes	34.4	34.8	(1.1)%		77.9	60.8	28.1%
Income taxes	10.4	10.4	—		23.4	18.3	27.9%

Net income	$24.0	$24.4	(1.6)%		$54.5	$42.5	28.2%

Loss ratio	45.8%	25.2%	20.6	pps	44.7%	34.4%	10.3	pps
Expense ratio	31.8%	20.1%	11.7	pps	33.6%	23.3%	10.3	pps

The average USD/AUD currency exchange rate was 0.9443 and 0.9248 in the second quarter and first half of 2008, respectively, compared to 0.8312 and 0.8088 in the corresponding periods in 2007. The change in the average USD/AUD currency exchange rates from the second quarter of 2007 to the second quarter in 2008 and from the first half of 2007 to the first half of 2008 positively impacted PMI Australia’s net income by $2.9 million and $6.9 million, respectively. Net income from PMI Australia in the second quarter and first half of 2008 includes pre-tax foreign currency put option costs of $0.6 million and $1.1 million, respectively.

Premiums written and earned — PMI Australia’s insurance portfolio consists primarily of single premium policies. Written premiums are earned in accordance with the expected expiration of policy risk. Accordingly, written premium associated with a single premium policy is recognized as earned over a period up to nine years, with the majority of the premium recognized as earned in years two through four. In the event of policy cancellation, any unearned portion of the associated premium is recognized as earned upon notice of cancellation. The decreases in PMI Australia’s premiums written in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were driven by lower levels of RMBS and flow business. The increases in premiums earned in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were driven by the realization of unearned premiums from previous years and to a lesser extent by higher levels of terminations, combined with continued strengthening of the Australian dollar relative to the U.S. dollar.

Net investment income — The increases in net investment income in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were due to positive cash flows from operations, a strengthening Australian dollar relative to the U.S. dollar and a higher book yield. PMI Australia’s investment portfolio, including cash and cash equivalents, increased to $1.4 billion as of June 30, 2008 from $1.2 billion as of June 30, 2007. The pre-tax book yield was 6.42% and 6.15% at June 30, 2008 and 2007, respectively. The increase in book yield in 2008 was primarily due to increases in market interest rates.

Net realized investment gains (losses) — Net realized investment losses in the second quarter of 2008 were primarily driven by an other-than-temporary impairment of certain investments of $1.4 million. Net realized investment gains in the first half of 2008 were due primarily to gains from the sale of equity securities. In the first quarter of 2008, PMI Australia sold principally all of its equity portfolio. The proceeds from the sale were used to purchase fixed income securities.

Losses and LAE — PMI Australia’s losses and LAE and related claims data are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(USD in thousands, except average claim size)			(USD in thousands, except average claim size)
Claims paid including LAE	$13,390	$7,317	83.0%	$27,808	$15,706	77.1%
Change in net loss reserves	8,939	2,827	—	15,155	10,595	43.0%

Losses and LAE	$22,329	$10,144	120.1%	$42,963	$26,301	63.4%

Average claim size	$73.2	$56.3	30.0%	$72.4	$61.4	17.9%
Number of claims paid	183	130	40.8%	384	256	50.0%

The increases in claims paid including LAE in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were attributable to increased delinquent loans resulting in higher claim payments driven by higher interest rates, moderating or declining home prices, and strengthening of the Australian dollar relative to the U.S. dollar. We increased PMI Australia’s net loss reserves in the second quarter and first half of 2008 by $8.9 million and $15.2 million, respectively, primarily due to an increase in PMI Australia’s default inventory, higher claim rates and higher average claim sizes.

Default data is presented in the following table:

	As of June 30,
	2008	2007	Percentage Change/Variance
Policies in force	995,065	1,103,205	(9.8)%
Loans in default	3,573	3,156	13.2%
Total default rate	0.36%	0.29%	0.07	pps
Flow default rate	0.44%	0.41%	0.03	pps
RMBS (residential mortgage-backed securities) default rate	0.22%	0.10%	0.12	pps

Underwriting and operating expenses — Underwriting and operating expenses increased in the second quarter and first half of 2008 compared to the corresponding period in 2007 primarily due to the stronger Australian dollar relative to the U.S. dollar.

NIW, insurance and risk in force — PMI Australia’s NIW includes flow channel insurance and insurance on RMBS. RMBS transactions include insurance on seasoned portfolios comprised of prime credit quality loans that have LTVs often below 80%. The following table presents the components of PMI Australia’s NIW, insurance in force and risk in force:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(USD in millions)			(USD in millions)
Flow insurance written	$4,493	$5,959	(24.6)%	$9,147	$10,259	(10.8)%
RMBS insurance written	982	6,151	(84.0)%	1,390	9,435	(85.3)%

Total NIW	$5,475	$12,110	(54.8)%	$10,537	$19,694	(46.5)%

	As of June 30,
	2008	2007
	(USD in millions)
Insurance in force	$184,846	$172,861
Risk in force	$169,800	$158,235

Total NIW for the second quarter and first half of 2008 decreased compared to the corresponding periods in 2007 primarily due to a significant reduction in RMBS and flow transactions due to uncertainty in credit markets and increases in interest rates. The decrease was partially offset by a strengthening of the Australian dollar relative to the U.S. dollar. (See also Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.) The increases in insurance in force and risk in force as of June 30, 2008 compared to June 30, 2007 were driven primarily by a stronger Australian dollar against the U.S. dollar.

PMI Europe

The following table sets forth the financial results of PMI Europe for the periods set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage change	2008	2007	Percentage change
	(USD in millions)			(USD in millions)
Net premiums written	$6.1	$3.5	74.3%	$11.5	$6.9	66.7%

Premiums earned	$3.7	$3.5	5.7%	$6.8	$7.1	(4.2)%
Net gains from credit default swaps	9.5	1.6	—	10.3	3.4	—
Net investment income	3.0	2.2	36.4%	7.0	4.6	52.2%
Net realized (losses) gains	(0.5)	—	—	(0.7)	0.1	—
Other loss	—	—	—	—	(0.1)	—

Total revenues	15.7	7.3	115.1%	23.4	15.1	55.0%

						%
Losses and LAE	3.6	1.6	125.0%	22.6	2.0	—
Other underwriting and operating expenses	6.0	3.4	76.5%	10.9	6.4	70.3%

Total losses and expenses	9.6	5.0	92.0%	33.5	8.4	—

Income (loss) before taxes	6.1	2.3	165.2%	(10.1)	6.7	—
Income tax expense (benefit)	0.3	0.6	(50.0)%	(2.0)	2.1	(195.2)%

Net income (loss)	$5.8	$1.7	—	$(8.1)	$4.6	—

The average USD/Euro currency exchange rate was 1.5632 and 1.5312 in the second quarter and first half of 2008, respectively, compared to 1.3483 and 1.3297 in the corresponding periods in 2007. The changes in the average USD/Euro currency exchange rates positively impacted PMI Europe’s financial results by $0.8 million in the second quarter of 2008 and negatively impacted the financial results by $1.0 million in the first half of 2008.

Premiums written and earned — Net premiums written increased in the second quarter and first half of 2008 compared to the corresponding periods in 2007 primarily due to growth in new reinsurance written in the U.K. The decrease in premiums earned in the first half of 2008 compared to the corresponding period in 2007 was due primarily to decreases in premiums earned associated with the Royal & SunAlliance (“R&SA”) insurance portfolio acquired in 2003. We recognize premiums associated with the acquired portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. As the portfolio continues to age, we expect premiums earned and risk in force associated with the portfolio to continue to decline. The decrease in earned premiums was partially offset by increased earnings from new business writings and the strengthening of the Euro against the U.S. dollar. The increase in premiums earned in the second quarter of 2008 compared to the same period in 2007 was due to the strengthening of the Euro against the U.S. dollar.

Net gains from credit default swaps — PMI Europe is currently a party to fourteen credit default swap contracts that are classified as derivatives. Net gains from its credit default swaps were primarily a result of changes in the fair value of the derivative contracts in the second quarter of 2008 due to the significant widening of TPG’s CDS spreads during the period which reduced the value of PMI Europe’s credit derivative liabilities related to nonperformance risk and the tightening of European residential mortgage-backed securities (“RMBS”) credit spreads during the period. Gains also resulted from increased cash flows from new contracts concluded in the fourth quarter of 2007. As a result of these factors, we recorded mark-to-market gains of $9.5 million and $10.3 million for the second quarter and first half of 2008, respectively, related to the credit derivative liabilities.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from its investment portfolio including cash deposits, and gains and losses on foreign currency re-measurement. The pre-tax book yield was 4.38% and 4.18% for June 30, 2008 and 2007, respectively. The increase in net investment income in the second quarter and first half of 2008 compared to the corresponding periods in 2007 was primarily due to an increase in book yield, foreign currency re-measurement and an increase in PMI Europe’s investment portfolio, including cash and cash equivalents.

Losses and LAE — PMI Europe’s losses and LAE includes claim payments and changes in reserves. Claim payments (excluding payments for CDS accounted as derivatives) totaled $1.7 million and $3.1 million in the second quarter and first half of 2008, respectively, compared to $1.4 million and $2.3 million in the corresponding periods in 2007. We increased PMI Europe’s loss reserves by $1.9 million in the second quarter of 2008 due to increased delinquencies from European mortgage insurance contracts. PMI Europe’s loss reserves increased by $19.5 million in the first half of 2008 primarily due to the deteriorating performance of certain U.S. exposures on which PMI Europe provided reinsurance coverage in 2005 and increased defaults on the Italian primary flow business.

Underwriting and operating expenses — The increases in underwriting and operating expenses in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to expenses related to increased personnel in Europe principally in 2008 and also due to the strengthening of the Euro relative to the U.S. dollar.

Risk in force — PMI Europe’s risk in force as of June 30, 2008 decreased from $9.4 billion at December 31, 2007 to $9.2 billion. The decrease was primarily due to a number of credit default swap contracts being called as scheduled.

Income taxes — The effective tax rate for PMI Europe for the six months ended June 30, 2008 is primarily driven by the Irish statutory tax rate of 12.5%. The tax rate for 2007 reflected certain U.S. tax expense derived from PMI Europe earnings that were allocated to the international business segment.

PMI Asia

The following table sets forth the financial results of PMI Asia:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(USD in millions)			(USD in millions)
Net reinsurance premiums written	$3.4	$2.8	21.4%	$6.5	$4.5	44.4%

Reinsurance premiums earned	$3.0	$2.7	11.1%	$6.2	$5.2	19.2%
Net investment income	0.7	0.6	16.7%	1.4	1.2	16.7%

Total revenues	3.7	3.3	12.1%	7.6	6.4	18.8%
Losses and LAE	(0.1)	—	—	(0.1)	—	—
Underwriting and operating expenses	0.9	0.5	80.0%	1.7	0.9	88.9%

Total losses and expenses	0.8	0.5	60.0%	1.6	0.9	77.8%

Income before taxes	2.9	2.8	3.6%	6.0	5.5	9.1%
Income tax expense	0.4	0.5	(20.0)%	0.8	1.0	(20.0)%

Net income	$2.5	$2.3	8.7%	$5.2	$4.5	15.6%

The average USD/HKD currency exchange rate was 0.1282 and 0.1283 for the second quarter and first half of 2008, respectively, compared to 0.1279 and 0.1280 for the corresponding periods in 2007. Changes in the average USD/HKD currency exchange rates from the second quarter of 2007 to the second quarter and first half of 2008 did not significantly impact PMI Asia’s net income.

Premiums written and earned — The increases in reinsurance premiums written and earned in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were primarily due to higher levels of mortgage origination activity in Hong Kong in 2008, partially offset by the increased retention of risk and premium by PMI Asia’s leading customer due to the recent downgrades of PMI Europe which provides claim payment guarantee for PMI Asia. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

Income taxes — PMI Asia’s statutory tax rate is 16.5%. The income tax expense in the first half of 2008 was positively affected by tax exempt income from tax exempt bonds purchased in 2007.

PMI Canada

The following table sets forth the financial results of PMI Canada:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(USD in millions)			(USD in millions)
Net premiums written	$—	$—	—	$2.3	$—	—

Premiums earned	$0.1	$—	—	$0.2	$—	—
Net investment income and other	0.8	0.5	60.0%	1.6	0.5	—

Total revenues	0.9	0.5	80.0%	1.8	0.5	—
Losses and LAE	—	—	—	0.1	—	—
Underwriting and operating expenses	2.1	1.0	110.0%	4.4	1.1	—

Total losses and expenses	2.1	1.0	110.0%	4.5	1.1	—

Loss before taxes	(1.2)	(0.5)	140.0%	(2.7)	(0.6)	—
Income tax expense	—	(0.2)	(100.0)%	—	(0.2)	(100.0)%

Net Loss	$(1.2)	$(0.3)	—	$(2.7)	$(0.4)	—

The average USD/CAD currency exchange rate was 0.9903 and 0.9929 in the second quarter and first half of 2008 compared to 0.9111 and 0.8822 in the corresponding periods in 2007. The changes in the average USD/CAD currency exchange rates negatively impacted PMI Canada’s financial results by $0.1 million and $0.3 million in the second quarter and first half of 2008, respectively.

We will be closing our operations in Canada, PMI Canada, and repatriating its excess capital to PMI. In order to repatriate excess capital we must facilitate the removal of PMI Canada’s risk in force and obtain certain regulatory approvals. We expect to be able to repatriate approximately $60 million in 2008. We estimate the costs associated with exiting Canada will be between $10 million and $13 million, pre-tax.

Premiums written and earned — The premiums written and earned in the first half of 2008 were due to a bulk primary transaction in January 2008 resulting in premiums written of $2.3 million and NIW of $85.1 million. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

Underwriting and Operating Expense — Underwriting and operating expense increased to $2.1 million and $4.4 million in the second quarter and first half of 2008, respectively, from $1.0 million and $1.1 million in the corresponding periods in 2007 due to the growth and development in the Canadian operations, primarily related to increases in employee and infrastructure costs associated with the development.

Income Taxes — PMI Canada’s combined federal and provincial statutory tax rate is approximately 33.5%. No tax benefit has been recorded for the first half of 2008. If management determines that net operating losses will more likely than not be utilized, future tax benefit could be recognized.

Financial Guaranty

The following table sets forth the financial results of our Financial Guaranty segment. Other than equity in earnings/losses from unconsolidated subsidiaries, the results reflect the performance of PMI Guaranty for the periods ended:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage change	2008	2007	Percentage change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$0.3	$1.4	(78.6)%	$0.3	$6.2	(95.2)%

Premiums earned	$0.8	$0.5	60.0%	$1.3	$0.8	62.5%
Net investment income	2.0	2.3	(13.0)%	4.2	4.6	(8.7)%
Net realized losses	(4.6)	—	—	(4.6)	—	—
Impairment of unconsolidated subsidiary	—	—	—	(88.0)	—	—

Total revenues	(1.8)	2.8	(164.3)%	(87.1)	5.4	—

Losses and LAE	26.7	—	—	29.8	—	—
Amortization of deferred policy acquisition costs	3.6	0.3	—	3.9	0.4	—
Other underwriting and operating expenses	1.6	0.4	—	3.0	0.9	—
Interest expense	0.7	0.7	—	1.5	1.4	7.1%

Total losses and expenses	32.6	1.4	—	38.2	2.7	—

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(34.4)	1.4	—	(125.3)	2.7	—

Equity in (losses) earnings from unconsolidated subsidiaries	(24.3)	30.8	(178.9)%	(60.6)	62.5	(197.0)%

(Loss) income before taxes	(58.7)	32.2	—	(185.9)	65.2	—
Income tax (benefit) expense	(12.6)	3.2	—	(15.5)	6.3	—

Net (loss) income	$(46.1)	$29.0	—	$(170.4)	$58.9	—

Equity in losses from RAM Re in the second quarter and first half of 2008 were $24.3 million and $60.6 million, respectively, compared to equity in earnings of $3.4 million and $5.7 million in the corresponding periods in 2007. These decreases were due primarily to RAM Re’s net unrealized mark-to-market losses of $166.4 million and $315.8 million on its credit derivative portfolio as a result of widening credit spreads and increases in loss reserves of $30.5 million and $76.7 million primarily related to continuing deterioration in the performance of RMBS. Equity in losses from RAM Re reduced the carrying value of our investment in RAM Re to zero as of June 30, 2008. We report our equity in earnings/losses from RAM Re on a one quarter lag. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of RAM Re’s losses, if any. Equity in earnings from RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

PMI Guaranty had a net loss of $21.8 million and $23.1 million for the second quarter and first half of 2008, respectively, compared to net income of $1.4 million and $2.7 million for the corresponding periods in 2007. The 2008 losses were primarily driven by total incurred losses of $26.7 million recorded in the second quarter primarily associated with the commutation of certain risks by PMI Guaranty under an agreement entered into with FGIC and AG Re, pursuant to which all of the direct FGIC business currently reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conditions and Trends Affecting our Business – PMI Guaranty.

The $88.0 million impairment of unconsolidated subsidiary in the first half of 2008 represents our impairment of our investment in FGIC in the first quarter of 2008. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net investment income	$2.0	$2.3	13.0%	$3.2	$5.1	(37.3)%
Net realized investment losses	—	(0.6)	—	—	(1.3)	—
Change in fair value of certain debt instruments	17.0	—	—	45.7	—	—
Other income	3.3	4.8	(31.3)%	6.5	6.5	—

Total revenues	22.3	6.5	—	55.4	10.3	—

Share-based compensation expense	2.1	3.5	(40.0)%	6.5	10.6	(38.7)%
Other operating expenses	19.0	16.5	15.2%	32.9	33.3	(1.2)%

Total other operating expenses	21.1	20.0	5.5%	39.4	43.9	(10.3)%
Interest expense	9.2	7.6	21.1%	16.8	15.2	(10.5)%

Total expenses	30.3	27.6	9.8%	56.2	59.1	(4.9)%
Loss before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(8.0)	(21.1)	(62.1)%	(0.8)	(48.8)	(98.4)%
Equity in (losses) earnings from unconsolidated subsidiaries	(0.1)	0.3	(133.3)%	(0.2)	0.2	(200.0)%

Net (loss) income before income taxes	(8.1)	(20.8)	(61.1)%	(1.0)	(48.6)	(97.9)%
Income tax benefit	(2.7)	(6.0)	(55.0)%	(0.5)	(13.9)	(96.4)%

Net loss	$(5.4)	$(14.8)	(63.5)%	$(0.5)	$(34.7)	(98.6)%

Change in fair value of certain debt instruments — The change in fair value of certain debt instruments in the second quarter and first half of 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. In connection with our adoption of SFAS No. 159, we elected the fair value option presented by SFAS No. 159 with respect to certain of our long term debt instruments. The realized gains of $17.0 million and $45.7 million in the second quarter and first half of 2008, respectively, were due to fluctuations of fair value in the first half of 2008 primarily due to changes in credit spreads and interest rates. (See Item 1, Note 8. Fair Value Disclosures.)

Share-based compensation expenses — The decreases in share-based compensation in the second quarter and first half of 2008 from the corresponding periods in 2007 were primarily due to a decrease in the number and fair value of share-based compensation granted in 2008. We expect share-based compensation expenses to be lower for the year ended December 31, 2008 than 2007.

Other operating expenses — The changes in other operating expenses in the second quarter and first half of 2008 compared to the corresponding periods in 2007 were due to increased legal fees partially offset by decreases in employee compensation costs and contract underwriting remedies.

Income taxes — The tax rates of 33.3% for the second quarter and 50.0% for the first half of 2008 are higher than the 2007 tax rates of 28.8% and 28.6% for the corresponding periods in 2007 due primarily to increased allocations of certain federal and state taxes to the Corporate and Other business segment.

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

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $251.6 million at June 30, 2008 compared to $201.5 million at June 30, 2007. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations.

As a result of higher losses and LAE in 2007 and the first half of 2008, higher projected losses for the second half of 2008 and potential growth in insurance in force, we will likely need to raise significant amounts of additional capital in 2008 and 2009. Although we do not yet know what form these capital raising activities will take, we expect to seek to raise additional capital through a variety of types of transactions. On an ongoing basis, we intend to explore available alternatives to enhance our liquidity at PMI and The PMI Group, including disposition of equity investments (which could include certain wholly-owned subsidiaries) or portions thereof, debt or equity offerings, obtaining reinsurance for our insurance subsidiaries’ existing or future books of business, and/or limiting the new insurance written by our insurance subsidiaries. Given current market conditions generally and in our industry, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms or at all.

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. Due to the factors described above, we anticipate that PMI Mortgage Insurance Co. will require significant additional capital in 2008 and 2009.

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

Credit Facility

In the first quarter of 2008 we amended our existing revolving credit facility. The amendment to the credit facility reduced the amount available under the facility from $400 million to $300 million, subject to additional reductions in the event of certain asset sales or equity or debt issuances, with the maximum amount by which the facility can be reduced equal to $150 million. The facility includes a $50 million letter of credit sub-limit. Pursuant to the terms of the amendment, our ability to borrow under the facility was subject to a number of conditions, including that the stock of PMI Mortgage Insurance Co. (“MIC”) be pledged in favor of the lenders under the facility and noteholders under certain of our senior notes. On April 24, 2008, we satisfied this condition by entering into a Shared Collateral Pledge Agreement with U.S. Bank National Association as collateral agent (the “Collateral Agent”), pursuant to which we granted a security interest in the stock of MIC in favor of the Collateral Agent, for the benefit of both the lenders under the revolving credit facility and the noteholders under certain of our senior notes. In May 2008, we borrowed $200 million under the facility. There are three outstanding letters of credit totaling approximately $2 million.

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

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of

Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance, during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Director of the Arizona Department of Insurance. In December 2006, the Director of the Arizona Department of Insurance approved an extraordinary dividend request of $250 million and a $100 million installment was paid to The PMI Group in the form of a return of capital. In April 2007, an additional $200 million extraordinary dividend was approved by the Director of the Arizona Department of Insurance. In 2007, PMI paid $165 million in dividends to The PMI Group. We do not anticipate that PMI will pay any dividends to The PMI Group in 2008. Any payment of the remaining $185 million of approved dividends by PMI to The PMI Group requires prior written notice to the Director of the Arizona Department of Insurance, who could withdraw approval of such dividend.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Corporation. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of June 30, 2008, PMI’s risk-to-capital ratio was 12.6 to 1 compared to 8.6 to 1 at June 30, 2007.

PMI Guaranty Co. received all regulatory approvals and entered into an agreement to transfer its entire FGIC-related reinsurance portfolio to a third party. In early August of 2008, PMI Guaranty paid approximately $144 million of its excess capital to The PMI Group. The PMI Group expects to reinvest at least 80% of the capital into U.S. Mortgage Insurance Operations before the end of the third quarter of 2008.

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$51,250	$40,213	$98,383	$81,425
Equity securities	5,929	4,583	12,587	9,550
Short-term investments	4,808	7,202	10,329	14,461

Investment income before expenses	61,987	51,998	121,299	105,436
Investment expenses	(934)	(879)	(1,933)	(1,678)

Net investment income	$61,053	$51,119	$119,366	$103,758

The increases in net investment income in the second quarter and first half of 2008 compared to the same periods in 2007 were primarily due to the growth of PMI’s and PMI Australia’s investment portfolio and the strengthening of the Australian dollar relative to the U.S. dollar. PMI’s net investment income was negatively affected by a decrease in pre-tax book yield, partially offset by growth in the portfolio. Our consolidated pre-tax book yield was 5.13% and 5.43% as of June 30, 2008, and 2007, respectively.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of June 30, 2008 and December 31, 2007. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” consist of the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
June 30, 2008
Fixed income securities:
U.S. Municipal bonds	$1,950,602	$—	$117,607	$13,265	$2,081,474
Foreign governments	—	756,549	—	—	756,549
Corporate bonds	675	961,471	—	35,079	997,225
U.S. government and agencies	7,453	—	—	161	7,614
Mortgage-backed securities	1,896	—	—	1,575	3,471

Total fixed income securities	1,960,626	1,718,020	117,607	50,080	3,846,333

Equity securities:
Common stocks	10,927	570	—	987	12,484
Preferred stocks	243,459	—	20,097	—	263,556

Total equity securities	254,386	570	20,097	987	276,040
Short-term investments	977	—	—	1,300	2,277

Total investments	$2,215,989	$1,718,590	$137,704	$52,367	$4,124,650

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. Municipal bonds	$1,521,367	$—	$167,915	$13,542	$1,702,824
Foreign governments	—	640,970	—	—	640,970
Corporate bonds	675	873,228	—	36,790	910,693
U.S. government and agencies	7,511	—	—	974	8,485
Mortgage-backed securities	2,053	—	—	1,668	3,721

Total fixed income securities	1,531,606	1,514,198	167,915	52,974	3,266,693

Equity securities:
Common stocks	116,005	42,689	—	1,242	159,936
Preferred stocks	277,165	—	22,465	—	299,630

Total equity securities	393,170	42,689	22,465	1,242	459,566
Short-term investments	951	641	—	1,300	2,892

Total investments	$1,925,727	$1,557,528	$190,380	$55,516	$3,729,151

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At June 30, 2008, the fair value of these securities in our consolidated investment portfolio increased to $4.1 billion as of June 30, 2008 from $3.7 billion as of December 31, 2007. The increase was due primarily to growth in PMI’s and PMI Australia’s investment portfolio and increases in foreign currency translation rates and changes in the composition of our investment portfolio. In the first quarter of 2008 we sold a significant portion of certain investments in PMI’s and PMI Australia’s investment portfolios. The decrease in equity securities in PMI and PMI Australia’s investment portfolios was offset by increased purchases of fixed income securities.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2008:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	39%	58%	31%	85%	49%
AA	36%	25%	51%	9%	31%
A	20%	13%	16%	5%	16%
BBB	5%	4%	2%	1%	4%
Below investment grade	—	—	—	—	—

Total	100%	100%	100%	100%	100%

As of June 30, 2008, approximately $955.8 million, or 20.7% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of June 30, 2008.

	Fair Value (in millions)	% of Consolidated Investments
MBIA	$270.8	5.9%
FGIC	214.8	4.6%
FSA	167.9	3.6%
AMBAC	206.8	4.5%
Other	95.5	2.1%

Total	$955.8	20.7%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates, as of June 30, 2008, the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks), excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency or, when an external rating is not available, the underlying rating is included in the not rated category.

	U.S . Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	31%	58%	16%	85%	44%
AA	29%	24%	39%	9%	26%
A	34%	13%	37%	5%	24%
BBB	5%	5%	2%	1%	5%
Below investment grade	—	—	—	—	—
Not rated	1%	—	6%	—	1%

Total	100%	100%	100%	100%	100%

Capital Support Obligations

PMI has entered into capital support agreements with PMI Australia, PMI Europe, PMI Guaranty and PMI Canada. The PMI Group guarantees the performance of PMI’s capital support obligations to PMI Australia, PMI Europe and PMI Guaranty. PMI’s capital support agreements with PMI Australia and PMI Europe could require PMI to make additional capital contributions to those subsidiaries. As a result of PMI Guaranty’s novation agreement and its cessation of new business writings and the termination of our Canadian operations in PMI Canada, we do not believe that there are material support obligations remaining under PMI’s capital support agreements with PMI Guaranty and PMI Canada, nor under the corresponding guarantee from The PMI Group with respect to PMI Guaranty.

PMI also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the agreement is limited to an aggregate of $37.7 million.

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

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $ 258.9 million in the first six months of 2008 compared to $288.5 million in the first six months of 2007. Cash flows from operations decreased primarily due to increases in claim payments from PMI. We expect cash flows from operating activities to be negatively affected throughout 2008 due to payment of claims from loss reserves recorded by PMI in 2007 and 2008.

Consolidated cash flows used in investing activities in the first six months of 2008, including purchases and sales of investments and capital expenditures, were $389.4 million compared to consolidated cash flows used in investing activities of $234.8 million in the first six months of 2007. The increase in cash flows used in investing activities in the first six months of 2008 compared to the corresponding period in 2007 was due primarily to increased purchases of fixed income securities.

Consolidated cash flows provided by financing activities, were $199.6 million in the first six months of 2008 compared to $13.1 million of cash used in the first six months of 2007. The significant increase in cash provided by financing activities in 2008 was due to the $200 million of proceeds from our line of credit in the first half of 2008.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries:

	Standard & Poor’s	Fitch	Moody’s	DBRS
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	A+	A+	A3	AA
PMI Insurance Co.	A+	A+	A3	—
PMI Australia	AA-	AA-	Aa3	—
PMI Canada	—	—	—	AA
PMI Europe	A+	A+	A3	—

	Standard & Poor’s	Fitch	Moody’s	DBRS
PMI Guaranty	A+	A+	A3	—
CMG MI	AA-	AA	—	—
FGIC	BB	CCC	B1	—
RAM Re	AA	—	Aa3	—
Senior Unsecured Debt
The PMI Group	BBB+	BBB+	Baa3	—
Capital Securities
PMI Capital I	BBB-	BBB	Ba1	—

Recent Developments Relating to Mortgage Insurance Companies and PMI Guaranty Ratings

On April 8, 2008, Standard & Poor’s downgraded its counterparty credit and insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co., PMI Guaranty and PMI Europe from “AA” (CreditWatch with Negative Implications) to “A+” (Negative Outlook). Standard & Poor’s also downgraded its counterparty credit rating on The PMI Group from “A” (CreditWatch with Negative Implications) to “BBB+” (Negative Outlook). In taking these actions, Standard & Poor’s noted that the downgrades reflected, among other things, “weaker-than-expected results for the fourth quarter of 2007 and the continued deterioration in key variables that influence claims for mortgage insurance.” Also on April 8, 2008, Standard & Poor’s placed its “AA-” counterparty credit and insurer financial strength ratings on CMG MI on CreditWatch with Negative Implications. Standard & Poor’s indicated that it had taken this action in order to review the impact that the downgrade of PMI Mortgage Insurance Co. will have on CMG MI.

On April 9, 2008, Standard & Poor’s downgraded its financial strength rating on PMI Australia from “AA” (CreditWatch with Negative Implications) to a rating of “AA-” (CreditWatch with Negative Implications). In taking its actions, Standard & Poor’s noted that the CreditWatch “reflects PMI Group’s intention to implement various operational measures to further protect the Australian subsidiary’s financial strength at the “AA-” level . . . Should the[se] segmented rating measures not be implemented, it is likely the rating will be equated with that of PMI.”

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

On June 5, 2008, Fitch lowered its insurer financial strength ratings on PMI, PMI Europe, and PMI Guaranty to “A+” (Rating Watch Negative) from “AA” (Rating Watch Negative) and its long-term issuer rating of The PMI Group to “BBB+” (Rating Watch Negative) from “A” (Rating Watch Negative). Fitch also lowered its insurer financial strength rating on PMI Australia to a rating of “AA-” from “AA” while improving its rating outlook of PMI Australia from “Rating Watch Negative” to “Negative Outlook”.

On June 26, 2008, Standard & Poor’s affirmed PMI Australia’s insurer financial strength rating at “AA-” and improved its rating outlook to “Negative Outlook” from “CreditWatch with Negative Implications”.

On July 9, 2008, Moody’s lowered its insurer financial strength rating on PMI to “A3” (Negative Outlook) from “Aa2” (On Review for Possible Downgrade), and The PMI Group’s senior debt rating to “Baa3” (Negative Outlook) from “A1” (On Review for Possible Downgrade). Moody’s also lowered the ratings of PMI Europe and PMI Guaranty Co. to “A3” (Negative Outlook) from “Aa3” (On Review for Possible Downgrade), and the ratings of PMI Australia to a rating of “Aa3” (On Review for Possible Downgrade) from “Aa2” (On Review for Possible Downgrade).

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of June 30, 2008 and December 31, 2007 on a segment and consolidated basis:

	As of June 30, 2008			As of December 31, 2007
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$1,800.0	$2,450.0	$2,132.6	$933.8	$1,348.7	$1,133.1
International Operations	117.6	191.8	149.5	74.6	152.8	106.9
PMI Guaranty (1)	7.3	7.3	7.3	2.6	2.6	2.6

Consolidated loss and LAE reserves	$1,924.9	$2,649.1	$2,289.4	$1,011.0	$1,504.1	$1,242.6

(1)	PMI Guaranty does not prepare an actuarial range.

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

We established PMI’s reserves at June 30, 2008 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at June 30, 2008 was approximately the mid-point of the actuarial range.

Our increases to the reserve balance in the first half of 2008 were primarily due to PMI’s higher default inventory and higher expected claim rates and claim sizes on reported delinquencies. Continuing deterioration of the U.S. housing and mortgage markets caused PMI’s default inventory, claim rates and claim sizes to increase in the first half of 2008. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. The increase in PMI’s average claim sizes has been driven by high loan sizes and coverage levels in PMI’s portfolio and declining home prices which limit PMI’s loss mitigation opportunities. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(Dollars in millions)
Balance at January 1	$1,133.1	$366.2
Reinsurance recoverables	(35.9)	(2.9)

Net balance at January 1	1,097.2	363.3
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	843.6	181.5
Prior years	245.9	45.7

Total incurred	1,089.5	227.2
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(5.5)	(1.0)
Prior years	(362.1)	(147.5)

Total payments	(367.6)	(148.5)

Net balance at June 30	1,819.1	442.0
Reinsurance recoverables	313.5	2.6

Balance at June 30	$2,132.6	$444.6

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $367.6 million and $148.5 million for the periods ended June 30, 2008 and 2007, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $1.1 billion and $227.2 million for the six months ended June 30, 2008 and 2007, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $245.9 million and $45.7 million for the six months ended June 30, 2008 and 2007, respectively. The table below breaks down the six months ended June 30, 2008 and 2007 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006	June 30, 2008 vs. December 31, 2007	June 30, 2007 vs. December 31, 2006
2001 and Prior	$—	$—	$—	$—	$(0.3)	$(0.3)
2002	224.6	225.1	222.2	221.7	(0.5)	0.5
2003	225.8	226.8	220.8	220.2	(1.0)	0.6
2004	240.5	241.3	230.9	229.1	(0.8)	1.8
2005	271.1	270.8	248.5	240.4	0.3	8.1
2006	410.3	410.3	295.9	260.8	—	35.0
2007	1,141.3	893.1	181.5	—	248.2	—

Total					$245.9	$45.7

The $ 245.9 million and $ 45.7 million increases related to prior years in the first half of 2008 and 2007, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. The $ 245.9 million increase in prior years’ reserves during the first half of 2008 reflected the significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. The $ 45.7 million increase in prior years’ reserves during the first half of 2007 was driven by higher than estimated claim sizes on pending delinquencies, partially offset by a reduction in the incurred but not reported estimate. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Primary insurance	$2,037,433	$1,054,326
Pool insurance	95,199	78,754

Total reserves for losses and LAE	$2,132,632	$1,133,080

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported or IBNR, and the cost to settle claims, or LAE:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$2,057,681	$1,062,150
IBNR	49,474	45,453
Cost to settle claims (LAE)	25,477	25,477

Total reserves for losses and LAE	$2,132,632	$1,133,080

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the June 30, 2008 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $102.9 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2008, the effect on pre-tax income would be approximately $2.5 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of June 30, 2008, the effect on pre-tax income would be approximately $1.3 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 16% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 15% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Australia’s reserves for losses and LAE are based upon estimated unpaid losses and LAE on reported defaults and estimated defaults incurred but not reported. The key assumptions we use to derive PMI Australia’s loss and LAE reserves include estimates of PMI Australia’s expected claim rates, average claim sizes, LAE, and net expected future claim recoveries. These assumptions are evaluated in light of similar factors used by PMI. In connection with the preparation and filing of this report, our actuaries determined an actuarial range for PMI Australia’s reserves for losses and LAE, at June 30, 2008, of $75.5 million to $102.4 million. As of June 30, 2008, PMI Australia’s recorded reserves for losses and LAE were $86.7 million, which represented our best estimate. In arriving at this estimate, we reviewed the key assumptions described above, the analysis performed by our actuaries and current economic and real estate market condition in Australia. Our estimate of $86.7 million is a 33.2% increase from PMI Australia’s reserve balance of $65.1 million at December 31, 2007. This increase was primarily due to the increase in PMI Australia’s default inventory in 2008 and higher claim rates and average claim sizes. PMI Australia’s default inventory increased to 3,573 loans as of June 30, 2008 from 2,666 loans as of December 31, 2007.

PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at June 30, 2008 of $42.0 million to $89.0 million. PMI Europe’s recorded loss reserves at June 30, 2008 were $62.6 million, which represented our best estimate and an increase of $21.0 million from PMI Europe’s loss reserve balance of $41.6 million at December 31, 2007. The increase to PMI Europe’s loss reserves in 2008 was primarily due to the deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

PMI Asia’s loss reserves at June 30, 2008 were $0.2 million, which represents our best estimate. Our actuaries calculated a range for PMI Asia’s loss reserves at June 30, 2008 of $0.1 million to $0.2 million.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$125,287	$92,914
IBNR	22,207	12,204
Cost to settle claims (LAE)	2,007	1,751

Total loss and LAE reserves	$149,501	$106,869

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2008 and 2007:

	2008	2007
	(Dollars in millions)
Balance at January 1	$106.9	$48.5
Reinsurance recoverables	(1.0)	(0.8)

Net balance at January 1	105.9	47.7
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	42.5	19.3
Prior years	23.0	9.0

Total incurred	65.5	28.3
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(0.8)	(0.2)
Prior years	(30.2)	(17.7)

Total payments	(31.0)	(17.9)
Foreign Currency Translation	8.0	3.4

Net balance at June 30	148.4	61.5
Reinsurance recoverables	1.1	0.9

Balance at June 30	$149.5	$62.4

The increases in losses and LAE incurred relating to prior years of $ 23.0 million and $9.0 million in the first six months of 2008 and 2007, respectively, were primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

PMI Guaranty – PMI Guaranty’s loss reserves of $7.3 million include $22.9 million related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC. PMI Guaranty’s loss reserves were partially offset by anticipated non-reinsurance recoveries of $15.7 million that are related to a separate insurance contract.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2008
Fixed income securities:
U.S. Municipal bonds	$971,093	$(21,820)	$75,059	$(6,403)	$1,046,152	$(28,223)
Foreign governments	170,387	(7,292)	477,352	(22,344)	647,739	(29,636)
Corporate bonds	192,681	(7,494)	701,350	(52,147)	894,031	(59,641)

Total fixed income securities	1,334,161	(36,606)	1,253,761	(80,894)	2,587,922	(117,500)
Equity securities:
Common stocks	12,095	(1,184)	—	—	12,095	(1,184)
Preferred stocks	209,270	(46,386)	3,667	(1,942)	212,937	(48,328)

Total equity securities	221,365	(47,570)	3,667	(1,942)	225,032	(49,512)

Total	$1,555,526	$(84,176)	$1,257,428	$(82,836)	$2,812,954	$(167,012)

June 30, 2007
Fixed income securities:
U.S. Municipal bonds	$324,595	$(6,374)	$—	$—	$324,595	$(6,374)
Foreign governments	244,477	(8,256)	254,824	(8,681)	499,301	(16,937)
Corporate bonds	480,395	(9,427)	286,428	(10,082)	766,823	(19,509)
U.S. government and agencies	944	(4)	247	(6)	1,191	(10)

Total fixed income securities	1,050,411	(24,061)	541,499	(18,769)	1,591,910	(42,830)
Equity securities:
Common stocks	8,723	(280)	—	—	8,723	(280)
Preferred stocks	58,672	(952)	—	—	58,672	(952)

Total equity securities	67,395	(1,232)	—	—	67,395	(1,232)

Total	$1,117,806	$(25,293)	$541,499	$(18,769)	$1,659,305	$(44,062)

Unrealized losses in 2008 on fixed income securities were primarily due to an increase in interest rates and widening of credit spreads. Unrealized losses on preferred securities were primarily due to the widening of credit and sector spreads. We determined that the decline in the fair value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $19.0 million and $1.3 million for the first half of 2008 and 2007, respectively.

Revenue Recognition

We generate a significant portion of our revenues from mortgage insurance premiums on either a monthly, annual or single payment basis. Premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are earned on a monthly pro-rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of revenue on single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. The length of the earnings pattern for single premium products is based on a range of seven to fifteen years, and the rates used to determine the earnings of single premiums are estimates based on actuarial analysis of the expiration of risk. Single premiums written accounted for 15.6% and 19.3% of gross premiums written in the first half of 2008 and 2007, respectively, and came predominantly from PMI Australia in our International Operations segment. The premium earnings process generally begins upon receipt of the initial premium payment. The premiums earnings pattern methodology is an estimation process and, accordingly, we review the premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provide contract underwriting services on loans that do not require mortgage insurance, associated underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect actual experience and any changes to persistency or loss development by type of insurance contract. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process, specifically related to single premium policies, on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income.

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, we performed a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007. As a result of this analysis, we impaired PMI’s deferred policy acquisition cost asset by $33.6 million relating to the 2007 book year. This impairment of all remaining costs associated with the 2007 book year as of December 31, 2007 was driven by our expected loss development under various scenarios and our determination that the remaining costs were not recoverable. For the quarter ended June 30, 2008, due to the novation of principally all of PMI Guaranty’s risk in force, we impaired the remaining deferred policy acquisition cost assets related to PMI Guaranty’s operations by $3.6 million reducing its value to zero.

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

In connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2008, we determined that our investment in FGIC was other-than-temporarily impaired and reduced the carrying value of our investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations. A premium deficiency analysis was performed as of June 30, 2008. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in the second quarter and first half of 2008. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, our consolidated investment portfolio was $4.1 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2008, 93.3% of our investments were long-term fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of June 30, 2008:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$541,972
200 basis point decline	$382,780
100 basis point decline	$219,490
100 basis point rise	$(205,455)
200 basis point rise	$(428,616)
300 basis point rise	$(629,779)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 5.3 as of June 30, 2008.

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of June 30, 2008 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries based upon specified hypothetical percentage changes in foreign currency exchange rates as of June 30, 2008, with all other factors remaining constant:

	Estimated Increase (Decrease ) Foreign Currency Translation
Change in foreign currency exchange rates	Australia	Europe	Asia*	Canada	Consolidated
	(USD In thousands)
15% decline	$(142,092)	$(25,997)	$(8,368)	$(10,462)	$(186,919)
10% decline	$(94,728)	$(17,331)	$(5,579)	$(6,975)	$(124,613)
5% decline	$(47,364)	$(8,667)	$(2,789)	$(3,487)	$(62,307)
5% rise	$47,364	$8,667	$2,789	$3,487	$62,307
10% rise	$94,728	$17,331	$5,579	$6,975	$124,613
15% rise	$142,092	$25,997	$8,368	$10,462	$186,919
Foreign currency translation recorded as of June 30, 2008	$298,726	$72,200	$16	$7,001	$377,943

	U.S. Dollar Relative to
As of June 30,	Australian Dollar	Euro	Hong Kong Dollar*	Canadian Dollar
2008	0.9586	1.5755	0.1283	0.9790
2007	0.8493	1.3542	0.1279	0.9385

*	Since the Hong Kong dollar is pegged to the U.S. dollar, there has not been a significant impact to the recorded translation adjustment from Hong Kong dollar fluctuations. To the extent the currency becomes de-pegged in whole or on a partial basis, fluctuations could occur in the future.

The changes in the foreign currency exchange rates from the second quarter of 2007 to the second quarter of 2008 positively affected our investments in our foreign subsidiaries by $135.4 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of June 30, 2008, $1.4 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Australia and was predominantly denominated in the Australian dollars. As of June 30, 2008, $ 0.2 billion, excluding cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. The above table shows the exchange rate of the U.S. dollar relative to the Australian dollar, Euro, Hong Kong dollar and Canadian dollar as of June 30, 2008 and 2007. The value of the Australian dollar, Euro, and Canadian dollar strengthened relative to the U.S. dollar as of June 30, 2008 compared to June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, in March 2008, we and certain of our executive officers were named in a securities class action complaint filed in the United States District Court for the Northern District of California (Lori Weinrib v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). Also in March 2008, we and the same executive officers were named in a second securities fraud class action complaint also filed in the United States District Court for the Northern District of California (Kimberly D. Holt v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). On April 17, 2008, the court issued an order consolidating the two actions for pretrial purposes. On June 20, 2008, the court appointed a lead plaintiff in the action. The plaintiffs’ consolidated complaint is scheduled to be filed on or before August 28, 2008. We continue to believe that we have meritorious defenses and intend to defend ourselves vigorously.

Additionally, in April 2008, two shareholder derivative complaints, The Port Authority of Allegheny County Retirement and Disability Allowance Plan v. L. Stephen Smith, et. al., and Jorge Torres, Derivatively on Behalf of The PMI Group, Inc. v. L. Stephen Smith, et. al., were filed in the United States District Court for the Northern District of California and the Superior Court of the State of California in the County of Contra Costa, respectively, naming as defendants certain present and former PMI Group executive officers and directors, and naming The PMI Group as a nominal defendant. Both actions have been stayed pending resolution of the defendants’ motions to dismiss the consolidated securities class actions. We continue to believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A of our 2007 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.

To date, the ability of our wholly-owned insurance subsidiaries to attract new business and to compete has been highly dependent on the insurer financial strength ratings assigned to them by the rating agencies. On April 8, 2008, Standard & Poor’s lowered its insurer financial strength ratings on PMI, PMI Europe and PMI Guaranty to “A+” (CreditWatch with Negative Implications) from “AA” (Negative Outlook). On April 9, 2008, Standard & Poor’s lowered its insurer financial strength ratings on PMI Australia to a rating of “AA-” (CreditWatch with Negative Implications) from “AA” (CreditWatch with Negative Implications). On June 5, 2008, Fitch lowered its insurer financial strength ratings on PMI, PMI Europe, and PMI Guaranty to “A+” (Rating Watch Negative) from “AA” (Rating Watch Negative), and its long-term issuer rating of The PMI Group to “BBB+” from “A”. Fitch also lowered its insurer financial strength rating on PMI Australia to a rating of “AA-” from “AA”, while improving its rating outlook of PMI Australia from “Rating Watch Negative” to “Negative Outlook”. On June 26, 2008, Standard & Poor’s affirmed PMI Australia’s insurer financial strength rating at “AA-”and improved its rating outlook to “Negative Outlook” from “CreditWatch with Negative Implications”. On July 9, 2008, Moody’s lowered its insurer financial strength rating on PMI to “A3” (Negative Outlook) from “Aa2” (On Review for Possible Downgrade) and The PMI Group’s senior debt rating to “Baa3” (Negative Outlook) from “A1” (On Review for Possible Downgrade). Moody’s also lowered the ratings of PMI Europe and PMI Guaranty to “A3” (Negative Outlook) from “Aa3” (On Review for Possible Downgrade), and the rating of PMI Australia to a rating of “Aa3” (On Review for Possible Downgrade) from “Aa2” (On Review for Possible Downgrade). The ratings of PMI Australia, PMI Europe, PMI Canada, and PMI Guaranty are dependent in part upon the capital support of PMI.

As a result of the rating agencies’ recent downgrades of PMI, the GSEs have each required us to submit a written remediation plan outlining, among other things, the steps we are taking or plan to take to increase our and PMI’s insurer financial strength and ultimately restore PMI’s insurer financial strength rating to the “AA” or equivalent categories. We have submitted remediation plans to the GSEs and have discussed the plans with them. Freddie Mac has stated that it will continue to treat PMI as a Type I mortgage insurer but that its forbearance from enforcing Type II insurer requirements is wholly discretionary and subject to change and is dependent upon its evaluation of monthly updates regarding PMI’s progress in implementing its remediation plan. Fannie Mae has reviewed PMI’s remediation plan and continues to consider PMI an eligible mortgage insurer. Either of the GSEs or both of them, may require PMI to limit certain activities and practices in order to remain an eligible mortgage insurer. Such limitations could include, among other things, the preclusion of obtaining captive reinsurance without the GSEs’ consent, maximum risk-to-capital ratios and limitations on our ability to pay dividends or make other payments, which could limit our operating flexibility and limit the areas in which we may write new business. If either or both of the GSEs cease accepting our mortgage insurance products because we are not able to successfully implement remediation plans or comply with GSE-mandated limitations, our consolidated financial condition and results of operations would be significantly harmed, and an event of default would exist under our credit facility. In addition, if PMI’s insurer financial strength ratings are downgraded further by Standard & Poor’s, Fitch or Moody’s, either or both of the GSEs may cease to accept PMI’s mortgage insurance products.

The recent downgrades and any further downgrades also may harm our ability to compete. Although some of our U.S. competitors have also been downgraded, other of our competitors maintain ratings at the “AA” category, which may make it more difficult for us to compete and which could harm our consolidated financial condition and results of operations.

The recent downgrades also have had an adverse impact on our non-U.S. insurance subsidiaries. PMI Asia’s primary customer has significantly reduced its reinsurance allocation to us as a result of the recent downgrades of PMI Europe. In addition, PMI Europe’s and The PMI Group’s recent downgrades may give rise to the right by certain derivative counterparties to terminate their agreements, resulting in a possible termination payment, or require PMI Europe to post collateral for the benefit of such counterparties. In addition, although PMI Australia’s ratings were not downgraded below a “AA-” or equivalent rating, Standard & Poor’s and Fitch’s rating outlooks remain on “Negative Outlook”. PMI Australia’s ratings are dependent in part upon the capital support of PMI, and there can be no assurance that PMI Australia will not be downgraded in the future. Any downgrades of PMI Australia, or the prospect of a downgrade, could significantly impact its ability to compete.

We do not expect to regain “AA” or equivalent category insurer financial strength ratings on PMI and PMI Europe in the near term, and we cannot be sure that we will be able to regain these ratings at all. If we experience further downgrades, our business prospects, revenues, ability to compete, holding company debt ratings and the performance of our insurance subsidiaries could be significantly harmed. In addition, we may be required to raise additional capital to regain or maintain our ratings. There can be no assurance that we will be able to raise any additional capital in the future, either on acceptable terms and in a timely manner, or at all. Any of these events would harm our consolidated financial condition, results of operations and cash flows.

Our loss reserve estimates are subject to uncertainties and our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future. Changes in loss reserves or establishment of premium deficiency reserves may result in further volatility of net income and earnings.

The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Loss reserves established with respect to our mortgage insurance business are based upon management’s estimates and judgments, principally with respect to the rate and severity of claims. Our actual losses may be substantially higher than our loss reserve estimates. Continued adverse economic and other conditions and resulting uncertainty with respect to the rate and severity of claims may result in substantial increases in loss reserves in the future. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations.

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations using assumptions based on our best estimates when the analyses are performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the test. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults.

A premium deficiency analysis was performed as of June 30, 2008, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in the second quarter and first half of 2008. Because this premium deficiency calculation required significant judgment and estimation, to the extent losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in the third quarter of 2008 or at any time in future reporting periods, which would negatively affect our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At The PMI Group’s Annual Meeting of Stockholders on May 15, 2008, the following individuals were elected to the Board of Directors, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Withheld
Mariann Byerwalter	57,177,925	17,858,428
Carmine Guerro	56,929,309	18,107,044
Wayne E. Hedien	56,815,436	18,220,917
Louis G. Lower II	56,929,309	18,107,841
Raymond L. Ocampo Jr.	57,388,469	17,647,884
John D. Roach	57,096,359	17,939,994
Steven L. Scheid	56,930,412	18,105,941
L. Stephen Smith	57,063,685	17,972,668
José H. Villarreal	57,206,070	17,830,283
Mary Lee Widener	57,095,092	17,941,261
Ronald H. Zech	56,926,476	18,109,877

The following proposals were ratified or approved at the Company’s Annual Meeting, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Against	Abstain
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.	74,765,285	223,986	47,079
Approval of the PMI Amended and Restated Bonus Incentive Plan	57,220,496	3,478,817	53,375
Approval of an amendment to the PMI Employee Stock Purchase Plan to increase the authorized shares.	55,556,143	5,146,231	50,315

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 8, 2008	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 8, 2008	/s/ Thomas H. Jeter
Thomas H. Jeter
Senior Vice President, Chief Accounting Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors.

10.2	Agreement dated as of June 10, 2008 by and among PMI Guaranty Co., Financial Guaranty Insurance Company and Assured Guaranty Re LTD.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.