Form 10-Q
period 2008-09-30
PMI GROUP INC
filed 2008-11-06
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 31, 2008	81,623,962

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$183,581	$209,201	$602,037	$605,472
Net investment income	36,098	33,587	105,119	98,093
Net realized investment (losses) gains	(52,807)	712	(112,862)	2,709
Change in fair value of certain debt instruments	66,283	—	111,948	—
Other (loss) income	(7,938)	(3,550)	8,858	6,228

Total revenues	225,217	239,950	715,100	712,502

LOSSES AND EXPENSES
Losses and loss adjustment expenses	382,689	351,033	1,494,807	580,176
Amortization of deferred policy acquisition costs	4,955	13,150	13,773	38,853
Other underwriting and operating expenses	59,412	40,555	159,977	145,903
Interest expense	11,179	7,627	27,992	22,815

Total losses and expenses	458,235	412,365	1,696,549	787,747

Loss before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(233,018)	(172,415)	(981,449)	(75,245)
Equity in earnings (losses) from unconsolidated subsidiaries	9,103	(22,602)	(45,830)	49,655

Loss from continuing operations before income taxes	(223,915)	(195,017)	(1,027,279)	(25,590)
Income tax benefit from continuing operations	(74,606)	(84,382)	(321,084)	(51,211)

(Loss) income from continuing operations	(149,309)	(110,635)	(706,195)	25,621

(Loss) income from discontinued operations, net of taxes	(80,104)	23,862	(43,468)	73,472

NET (LOSS) INCOME	$(229,413)	$(86,773)	$(749,663)	$99,093

PER SHARE DATA
Basic (loss) income from continuing operations	$(1.83)	$(1.32)	$(8.68)	$0.30
Basic (loss) income from discontinued operations	(0.98)	0.28	(0.54)	0.85

Basic net (loss) income	$(2.81)	$(1.04)	$(9.22)	$1.15

Diluted (loss) income from continuing operations	$(1.83)	$(1.32)	$(8.68)	$0.29
Diluted (loss) income from discontinued operations	(0.98)	0.28	(0.54)	0.85

Diluted net (loss) income	$(2.81)	$(1.04)	$(9.22)	$1.14

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Investments
Fixed income securities	$2,019,042	$2,018,148
Equity securities:
Common	9,883	117,251
Preferred	212,703	299,630
Short-term investments	2,280	2,251

Total investments	2,243,908	2,437,280
Cash and cash equivalents	713,241	354,508
Investments in unconsolidated subsidiaries	154,397	309,800
Related party receivables	1,509	1,432
Accrued investment income	33,010	34,067
Premiums receivable	59,877	62,303
Reinsurance receivables and prepaid premiums	10,140	8,833
Reinsurance recoverables	393,654	36,917
Deferred policy acquisition costs	31,036	18,305
Property, equipment and software, net of accumulated depreciation and amortization	138,845	157,308
Prepaid and recoverable income taxes	12,773	87,102
Deferred income tax assets	130,116	48,875
Other assets	113,212	60,155
Assets - discontinued operations - held for sale	1,324,795	1,453,555

Total assets	$5,360,513	$5,070,440

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,463,407	$1,177,309
Unearned premiums	117,324	136,921
Debt (includes $235,584 measured at fair value at September 30, 2008)	532,177	496,593
Reinsurance payables	43,446	41,379
Related party payables	781	1,852
Other liabilities and accrued expenses	206,670	135,044
Liabilities - discontinued operations - held for sale	543,830	568,380

Total liabilities	3,907,635	2,557,478

Commitments and contingencies (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,623,962 and 81,120,144 shares outstanding	1,193	1,193
Additional paid-in capital	893,532	890,598
Treasury stock, at cost (37,689,805 and 38,193,623 shares)	(1,342,732)	(1,354,601)
Retained earnings	1,940,584	2,660,695
Accumulated other comprehensive (loss) income, net of deferred taxes	(39,699)	315,077

Total shareholders’ equity	1,452,878	2,512,962

Total liabilities and shareholders’ equity	$5,360,513	$5,070,440

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(749,663)	$99,093
Less loss (income) from discontinued operations, net of taxes	43,468	(73,472)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) from unconsolidated subsidiaries	45,830	(49,655)
Net realized investment losses (gains)	113,255	(2,854)
Change in fair value of certain debt instruments	(111,948)	—
Depreciation and amortization	20,030	15,449
Deferred income taxes	(81,842)	(7,319)
Compensation expense related to share-based payments	8,402	13,507
Excess tax benefits on the exercise of employee stock options	—	(4,001)
Deferred policy acquisition costs incurred and deferred	(26,558)	(39,868)
Amortization of deferred policy acquisition costs	9,861	38,206
Changes in:
Accrued investment income	(1,736)	(174)
Premiums receivable	2,263	(3,605)
Reinsurance receivables, and prepaid premiums net of reinsurance payables	760	7,888
Reinsurance recoverables	(356,771)	(934)
Prepaid and recoverable income taxes	83,937	(37,070)
Reserve for losses and loss adjustment expenses	1,271,318	333,269
Unearned premiums	(11,762)	6,752
Related party receivables, net of payables	2,282	(804)
Other	(29,002)	(22,796)

Net cash provided by operating activities from continuing operations	232,124	271,612

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales and maturities of fixed income securities	547,554	186,688
Proceeds from sales of equity securities	108,961	75,301
Proceeds from sale of unconsolidated subsidiary	3,375	3,989
Investment purchases: Fixed income securities	(746,168)	(258,458)
Equity securities	(6,867)	(140,530)
Net change in short-term investments	(29)	(22)
Distributions from unconsolidated subsidiaries, net of investments	(840)	22,762
Capital expenditures and capitalized software, net of dispositions	(4,010)	(13,494)

Net cash used in investing activities from continuing operations	(98,024)	(123,764)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Net proceeds from credit facility	200,000	—
Proceeds from issuance of common stock	—	7,879
Purchase of treasury stock	—	(214,996)
Proceeds from issuance of treasury stock	2,526	30,953
Excess tax benefits on the exercise of employee stock options	—	4,001
Dividends paid to common shareholders	(2,246)	(13,422)

Net cash provided by (used in) financing activities from continuing operations	200,280	(185,585)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities from discontinued operations	55,076	109,602
Net cash provided by (used in) investing activities from discontinued operations	1,067,824	(333,552)
Net cash provided by financing activities from discontinued operations	—	424

Net cash provided by (used in) from discontinued operations	1,122,900	(223,526)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(9,044)	6,185
Effect of exchange rate changes on cash and cash equivalents from discontinued operations—held for sale	(143,328)	10,248

Net increase (decrease) in cash and cash equivalents	1,304,908	(244,830)
Cash and cash equivalents at the beginning of the year (including $73,404 and $157,451 from discontinued operations—held for sale)	427,912	506,082
Less cash and cash equivalents of discontinued operations—held for sale, at the end of the period	(1,019,579)	(49,011)

Cash and cash equivalents of continuing operations at end of period	$713,241	$212,241

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); and other insurance, reinsurance and non-insurance subsidiaries. Also included in the accompanying financial statements and reported as discontinued operations for all periods presented are the accounts of PMI Mortgage Insurance Ltd and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”) and PMI Mortgage Insurance Asia Ltd. (“PMI Asia”) which were held for sale as of September 30, 2008; and the accounts of PMI Guaranty Co. (“PMI Guaranty”) which was considered disposed of other than by sale as of September 30, 2008. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

The Company reports the assets and liabilities of PMI Australia and PMI Asia, discontinued operations that are held for sale, in the consolidated balance sheets for all periods presented as “Assets/Liabilities—discontinued operations – held for sale”. The assets and liabilities of PMI Guaranty which were disposed of other than by sale, are classified in the consolidated balance sheet according to their nature. The results of discontinued operations, which include both held for sale and disposed of other than by sale, are reported as “Income (loss) from discontinued operations” in the consolidated statements of operations for all periods presented.

The Company has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. The Company also has equity ownership interests in RAM Holdings Ltd., the holding company of RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. The Company also has a 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has ownership interests in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997.

At June 30, 2008, the carrying value of our investment in RAM Re had been reduced to zero due to equity in losses in RAM Re. During the third quarter of 2008, the Company recorded $9.4 million of equity in earnings from RAM Re and realized an other-than-temporary impairment charge of $2.9 million, which reduced the carrying value of its investment in RAM Re to its fair value of $6.5 million.

During the first quarter of 2008, the Company impaired its investment in FGIC and reduced the carrying value of its investment in FGIC from $103.6 million at December 31, 2007 to zero. To the extent that its carrying value remains zero, the Company will not recognize in future periods its proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable. The Company is under no obligation to provide additional capital to FGIC.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2007.

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

The Company reports the equity in earnings from CMG MI on a current month basis and the Company’s interest in limited partnerships are on a one-quarter lag basis. Equity in earnings (losses) from RAM Re are reported on a one-quarter lag basis. Due to the impairment of the Company’s investment in FGIC in the first quarter of 2008, the carrying value of the Company’s investment in FGIC was reduced to zero and no equity in losses was recorded with respect to FGIC in the first nine months of 2008. To the extent that the carrying value remains zero, the Company will not recognize in future periods its proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable.

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

Related Party Receivables and Payables — As of September 30, 2008, related party receivables were $1.5 million and related party payables were $0.8 million compared to $1.4 million and $1.9 million as of December 31, 2007, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

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

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $203.1 million and $180.5 million as of September 30, 2008 and December 31, 2007, respectively. In the third quarter of 2008, the Company recorded an impairment charge of $5.7 million related to capitalized software.

Under the provisions of Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years.

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

In 2008, the Company purchased foreign currency put options to partially mitigate the negative financial impact of a potential strengthening of the U.S. dollar relative to the Australian dollar. On September 4, 2008, in conjunction with the sale of PMI Australia, the put options were sold for $0.3 million which has been included in income from discontinued operations in the consolidated financial statements.

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of recoverables. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.

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

Reinsurance — The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage that can be provided by a single company to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance receivable is recorded as an asset based on the type of reinsurance coverage. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 85.1% and 84.3% of gross premiums written from the Company’s mortgage insurance operations in the three and nine months ended September 30, 2008, respectively, compared to 78.4% and 79.5% in the corresponding periods in 2007. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk. The premiums earnings pattern calculation methodology is an estimation process and, accordingly, the Company reviews its premium earnings cycle for each policy acquisition year (“Book Year”) annually and any adjustments to these estimates are reflected for each Book Year as appropriate.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates from continuing operations were 33.3% and 31.3% for the three and nine months ended September 30, 2008, respectively, compared to the federal statutory rate of 35.0%. The effective tax rates for the three and nine months ended September 30, 2008 reflect income from continuing operations combined with the Company’s municipal bond investment income which have lower effective tax rates. In 2007, previously deferred tax liabilities attributable to equity in earnings from FGIC and RAM Re were reversed, and in 2007 and 2008 certain deferred tax assets were established.

As of September 30, 2008, a tax valuation allowance of approximately $229.6 million was recorded against a $277.0 million deferred tax asset related to the recognition of losses from FGIC and RAM Re in excess of our tax basis. The Company did not record a full valuation allowance against the deferred tax asset as it is management’s expectation that a portion of the tax benefit will be realized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits. (See Footnote 13. Income Taxes, for further discussion.)

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity. In conjunction with the planned sale of PMI Australia and PMI Asia and their classifications as assets held for sale, as of September 30, 2008, the Company recognized approximately $124.1 million of accumulated currency translation gains for PMI Australia and $0.2 million for PMI Asia when determining their fair value, less costs to sell. Foreign currency translation gains in accumulated other comprehensive income were $57.9 million as of September 30, 2008 compared with $281.0 million as of December 31, 2007. Gains and losses from foreign currency re-measurement incurred by PMI Europe represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro.

Comprehensive Income (Loss) — Comprehensive income (loss) includes net income (loss), the change in foreign currency translation gains or losses, derivatives designated as cash flow hedges, pension adjustments, changes in unrealized gains and losses on investments and reclassification of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re, and the financial results of PMI Guaranty which are reported as discontinued operations. The Company’s Corporate and Other segment mainly consists of our holding company and contract underwriting operations.

Earnings (Loss) Per Share — Basic earnings per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. Due to the net loss in the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, normally dilutive components of shares outstanding such as stock options were not included in fully diluted shares outstanding as their inclusion would have been anti-dilutive.

The following table presents basic and diluted EPS from continuing operations and discontinued operations for the periods indicated and a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands)
(Loss) income from continuing operations	$(149,309)	$(110,635)	$(706,195)	$25,621
(Loss) income from discontinued operations	(80,104)	23,862	(43,468)	73,472

Net (loss) income	$(229,413)	$(86,773)	$(749,663)	$99,093

Weighted-average shares for basic EPS	81,597	83,747	81,343	85,833
Weighted-average stock options and other dilutive components	—	—	—	881

Weighted-average shares for diluted EPS	81,597	83,747	81,343	86,714

Basic EPS from continuing operations	$(1.83)	$(1.32)	$(8.68)	$0.30
Basic EPS from discontinued operations	(0.98)	0.28	(0.54)	0.85

Basic EPS	$(2.81)	$(1.04)	$(9.22)	$1.15

Dilutive EPS from continuing operations	$(1.83)	$(1.32)	$(8.68)	$0.29
Dilutive EPS from discontinued operations	(0.98)	0.28	(0.54)	0.85

Dilutive EPS	$(2.81)	$(1.04)	$(9.22)	$1.14

Dividends declared and accrued to common shareholders	$0.0025	$0.0525	$0.0275	$0.1575

Share-Based Compensation — The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) for share-based payments. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. The Company recognizes the fair value of share-based payments granted and unvested, including employee stock options, restricted stock units, and employee stock purchase plan shares, as compensation expense in the consolidated results of operations. Share-based compensation expense for the three and nine months ended September 30, 2008 was $1.9 million (pre-tax), and $8.4 million (pre-tax), respectively, compared to $2.9 million (pre-tax) and $13.5 million (pre-tax), respectively, for the corresponding periods in 2007.

Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 provides a framework for measuring fair value under GAAP. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $31.8 million to the beginning retained earnings as of January 1, 2008 related to the initial adoption of SFAS No. 159 for certain debt instruments held by the Company. For the three and nine months ended September 30, 2008, the Company’s net loss included a $66.3 million and $111.9 million gain, respectively, related to the subsequent measurement of fair value for these debt instruments. We selected our 10 year and 30 year senior debt instruments for the fair value option as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. (See Note 8. Fair Value Disclosures, for further discussion.)

Reclassifications — Certain items in the prior corresponding period’s consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation. The Company reclassified the results of operations, asset and liabilities of PMI Australia and PMI Asia and the results of operations of PMI Guaranty as discontinued operations for all periods presented. Certain items in the consolidated statements of cash flows for the nine months ended September 30, 2007 were reclassified to reflect the effect of foreign currency exchange rate changes on cash and cash equivalents and the results of discontinued operations held for sale. In the prior year presentation, the line item, foreign currency translation value increase, reflected the exchange rate effect on all of the balance sheet items as reflected in the table below:

	Nine Months Ended September 30,
	2007 as reclassified	2007 as previously reported
	(Dollars in thousands)
Net cash provided by operating activities	$271,612	$431,392
Net cash used in investing activities	$(123,764)	$(579,360)
Net cash used in financing activities	$(185,585)	$(193,464)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	$6,185	$—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	$10,248	$—
Foreign currency translation value increase	$—	$117,481

NOTE 3. NEW ACCOUNTING STANDARDS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon issuance and has not impacted the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guaranty Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS No. 163”), which specifically clarifies the accounting guidance for financial guaranty contracts under SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is still evaluating the impact of SFAS No. 163 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which amends and expands the disclosure requirements of Statement 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is not currently expected to significantly impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 is not currently expected to significantly impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which requires an entity that obtains control of one or more businesses in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R is not currently expected to significantly impact the Company’s consolidated financial statements.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of September 30, 2008
Fixed income securities:
Municipal bonds	$1,903,118	$13,447	$(102,452)	$1,814,113
Foreign governments	49,020	944	(2,398)	47,566
Corporate bonds	152,145	1,877	(8,522)	145,500
U.S. governments and agencies	8,130	454	(12)	8,572
Mortgage-backed securities	3,144	147	—	3,291

Total fixed income securities	2,115,557	16,869	(113,384)	2,019,042
Equity securities:
Common stocks	12,306	—	(2,423)	9,883
Preferred stocks	252,960	—	(40,257)	212,703

Total equity securities	265,266	—	(42,680)	222,586
Short-term investments	2,280	—	—	2,280

Total investments	$2,383,103	$16,869	$(156,064)	$2,243,908

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2007
Fixed income securities:
Municipal bonds	$1,629,076	$77,178	$(3,430)	$1,702,824
Foreign governments	126,671	2,085	(2,057)	126,699
Corporate bonds	179,527	671	(3,780)	176,418
U.S. governments and agencies	7,002	1,485	—	8,487
Mortgage-backed securities	3,551	169	—	3,720

Total fixed income securities	1,945,827	81,588	(9,267)	2,018,148
Equity securities:
Common stocks	86,920	30,670	(339)	117,251
Preferred stocks	333,915	623	(34,908)	299,630

Total equity securities	420,835	31,293	(35,247)	416,881
Short-term investments	2,251	—	—	2,251

Total investments	$2,368,913	$112,881	$(44,514)	$2,437,280

Net Investment Income — Net investment income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Fixed income securities	$27,659	$25,340	$78,817	$73,605
Equity securities	5,351	5,543	16,713	13,804
Short-term investments and cash and cash equivalents	3,582	3,050	11,066	11,843

Investment income before expenses	36,592	33,933	106,596	99,252
Investment expenses	(494)	(346)	(1,477)	(1,159)

Net investment income	$36,098	$33,587	$105,119	$98,093

Net realized investment (losses) gains — Net realized investment (losses) gains consist of the following:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	2008	2007	2008	2007
	(Dollars in thousands)
Fixed income securities
Net gains (losses)	$9,839	$(12)	$28,830	$899
Equity securities
Net (losses) gains	(60,481)	786	(51,420)	1,951
Short-term investments and cash and cash equivalents
Net gains (losses)	722	(62)	596	(141)
Investments in unconsolidated subsidiaries:
Net (losses) gains	(2,887)	—	(90,868)	—

Net realized investment (losses) gains	$(52,807)	$712	$(112,862)	$2,709

Net realized investment (losses) gains for the third quarter and first nine months of 2008 include a $59.5 million and $72.7 million loss, respectively, related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio. Also included in net realized investment (losses) gains for the first nine months of 2008 is an $88.0 million loss related to the Company’s impairment of its investment in FGIC in the first quarter of 2008. The realized investment loss of $2.9 million in unconsolidated subsidiaries recognized in the third quarter of 2008 was related to the Company’s impairment to fair value of its investment in RAM Re.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2008
Fixed income securities:
U.S. municipal bonds	$1,396,429	$(94,204)	$37,734	$(8,248)	$1,434,163	$(102,452)
Foreign governments	22,509	(1,326)	13,482	(1,072)	35,991	(2,398)
Corporate bonds	73,512	(3,113)	47,803	(5,409)	121,315	(8,522)
U.S. government and agencies	3,996	(12)	—	—	3,996	(12)

Total fixed income securities	1,496,446	(98,655)	99,019	(14,729)	1,595,465	(113,384)
Equity securities:
Common stocks	9,867	(2,423)	—	—	9,867	(2,423)
Preferred stocks	115,083	(28,946)	47,012	(11,311)	162,095	(40,257)

Total equity securities	124,950	(31,369)	47,012	(11,311)	171,962	(42,680)

Total	$1,621,396	$(130,024)	$146,031	$(26,040)	$1,767,427	$(156,064)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. municipal bonds	$135,690	$(3,244)	$7,201	$(186)	$142,891	$(3,430)
Foreign governments	28,217	(850)	43,694	(1,207)	71,911	(2,057)
Corporate bonds	53,525	(1,190)	62,147	(2,590)	115,672	(3,780)
U.S. government and agencies	100	—	145	—	245	—

Total fixed income securities	217,532	(5,284)	113,187	(3,983)	330,719	(9,267)
Equity securities:
Common stocks	14,395	(339)	—	—	14,395	(339)
Preferred stocks	275,852	(34,908)	—	—	275,852	(34,908)

Total equity securities	290,247	(35,247)	—	—	290,247	(35,247)

Total	$507,779	$(40,531)	$113,187	$(3,983)	$620,966	$(44,514)

Unrealized losses in 2008 on fixed income securities were primarily due to the widening of credit spreads which have also increased market interest rates on most fixed income securities. Unrealized losses in 2008 on preferred securities were primarily due to the widening of credit and sector spreads. The unrealized losses are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the fair value of certain investments in the first nine months of 2008 met the definition of other-than-temporary impairment and recognized realized losses of $75.2 million.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	Ownership Percentage	December 31, 2007	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$103,644	42.0%
CMG MI	132,584	50.0%	131,225	50.0%
RAM Re	6,453	23.7%	60,017	23.7%
Other*	15,360	various	14,914	various

Total	$154,397		$309,800

*	Other represents principally various limited partnership investments.

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in the three and nine months ended September 30, 2008. During the third quarter of 2008, the Company recognized equity in earnings from RAM Re of $9.4 million which increased the value of the Company’s investment in RAM Re to $9.4 million. The Company realized an other-than-temporary impairment charge of $2.9 million, which reduced the carrying value of its investment in RAM Re to its fair value of $6.5 million.

Equity in (losses) earnings from unconsolidated subsidiaries consisted of the following for the periods presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	Ownership Percentage	2007	Ownership Percentage	2008	Ownership Percentage	2007	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$—	42.0%	$(28,902)	42.0%	$—	42.0%	$27,872	42.0%
CMG MI	(85)	50.0%	4,167	50.0%	5,781	50.0%	13,645	50.0%
RAM Re	9,340	23.7%	2,161	23.7%	(51,217)	23.7%	7,932	23.7%
Other	(152)	various	(28)	various	(394)	various	206	various

Total	$9,103		$(22,602)		$(45,830)		$49,655

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$27,497	$51,584	$18,305	$47,611
Policy acquisition costs incurred and deferred	8,494	14,158	26,504	43,834
Amortization of deferred policy acquisition costs	(4,955)	(13,150)	(13,773)	(38,853)

Balance at September 30,	$31,036	$52,592	$31,036	$52,592

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, as a result of a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007, the Company impaired its deferred policy acquisition cost asset related to its U.S. Mortgage Operations by $33.6 million relating to the 2007 book year. The deferred policy acquisition cost asset at September 30, 2007 includes costs associated with the 2007 book year which were impaired in the fourth quarter of 2007. The deferred policy acquisition cost asset at September 30, 2008 includes only costs associated with the nine months of the 2008 book of business and book years prior to 2007. In the second quarter of 2008, PMI Guaranty impaired its remaining deferred policy acquisition cost assets by $3.6 million reducing its value to zero. PMI Guaranty did not incur any deferred acquisition costs during the third quarter of 2008 as runoff activities were effectively completed. The Company also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during the third quarter of 2008.

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and LAE related to insured mortgages that are in default. The establishment of a loss reserve is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and September 30:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$1,177,309	$384,089
Less: reinsurance recoverables	(36,917)	(3,741)

Net balance at January 1,	1,140,392	380,348
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	1,246,866	423,212
Prior years (1)	247,941	156,964

Total incurred	1,494,807	580,176
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(28,196)	(12,264)
Prior years	(553,498)	(235,525)

Total payments	(581,694)	(247,789)

Foreign currency translation effects	(4,002)	1,390

Net change in PMI Guaranty’s loss reserves (2)	20,250	—

Net ending balance at September 30,	2,069,753	714,125
Reinsurance recoverables	393,654	4,747

Balance at September 30,	$2,463,407	$718,872

(1)	The $247.9 million and $157.0 million increases in losses and LAE incurred in prior years were due to re-estimates of ultimate claim rates and claim sizes from those established at the original notice of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and/or expected ultimate claim rates. The increases in prior years’ reserves in 2008 and 2007 were primarily due to the significant weakening of the U.S. housing and mortgage markets and were driven by lower cure rates, higher claim rates and higher claim sizes.
(2)	Includes losses and LAE incurred of $29.9 million and payments of $9.6 million for the nine months ended September 30, 2008 from PMI Guaranty which are reported as discontinued operations in the consolidated statement of operations for the corresponding periods.

The increase in total consolidated loss reserves at September 30, 2008 compared to September 30, 2007 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations as a result of an increase in the default inventory, higher claim rates and higher average claim sizes. Upon receipt of default notices, future claim payments are estimated relating to those delinquent loans and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

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

The following table presents the difference between fair values as of September 30, 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted SFAS No. 159, the Company’s diluted loss per share for the three and nine months ended September 30, 2008 would have been $3.34 per share and $10.11 per share, respectively.

	Fair Value (including accrued interest) as of September 30, 2008	Principal amount and accrued interest	Difference
Long-term debt
6.000% Senior Notes	$155,355	$250,625	$95,270
6.625% Senior Notes	$80,229	$150,414	$70,185

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	September 30, 2008			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousand)
Assets
Fixed income securities	$—	$2,015,542	$3,500	$2,019,042
Equity securities	9,867	208,255	4,464	222,586
Short-term investments	2,280	—	—	2,280
Cash and cash equivalents	713,241	—	—	713,241
Accrued investment income	33,010	—	—	33,010

Total assets	$758,398	$2,223,797	$7,964	$2,990,159

Liabilities
Credit default swaps	$—	$—	$38,370	$38,370
6.000% Senior Notes	—	155,355	—	155,355
6.625% Senior Notes	—	80,229	—	80,229

Total liabilities	$—	$235,584	$38,370	$273,954

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

The tables below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of SFAS No. 157.

	Total Fair Value Measurements
	Three Months Ended September 30, 2008
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Balance, July 1, 2008	$3,561	$5,451	$(27,128)
Total gains or losses
Included in earnings (1)	(61)	(987)	(9,911)
Included in other comprehensive income			3,197
Purchase, issuance and settlements(2)	—	—	(4,528)

Balance, September 30, 2008	$3,500	$4,464	$(38,370)

	Total Fair Value Measurements
	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Balance, January 1, 2008	$3,704	$5,706	$(26,921)
Total gains or losses
Included in earnings (1)	(204)	(1,242)	439
Included in other comprehensive income	—	—	1,049
Purchase, issuance and settlements(2)	—	—	(12,937)

Balance, September 30, 2008	$3,500	$4,464	$(38,370)

(1)	The combined losses on equity and fixed income securities of $1.0 million and $1.4 million for the three months and nine months ended September 30, 2008, respectively, are included in net investment income in the Company’s consolidated statement of operations. The loss on credit default swaps of $9.9 million for the three months ended September 30, 2008 and the gain on credit default swaps of $0.4 million for the nine months ended September 30, 2008 is included in other income in the Company’s consolidated statement of operations.
(2)	The purchase, issuance and settlements of $4.5 million and $12.9 million for the three months and nine months ended September 30, 2008, respectively, represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of September 30, 2008, no tax issues from the recently closed IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of September 30, 2008, the Company had committed to fund, if called upon to do so, $5.9 million of additional equity in certain limited partnership investments. In addition, the Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

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

NOTE 10. RESTRICTED CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an Agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to PMI Guaranty. The $22.9 million deposit is included in cash and cash equivalents on the Company’s consolidated balance sheet at September 30, 2008.

PMI Europe is required to pledge collateral for the benefit of the counterparty under the terms of certain credit default swap and reinsurance transactions it has concluded. As of September 30, 2008, PMI Europe pledged collateral of $11.3 million on credit default swap transactions and $58.1 million related to U.S. sub-prime related reinsurance transactions. The collateral of $69.4 million is included in cash and cash equivalents on the Company’s consolidated balance sheet at September 30, 2008.

NOTE 11. COMPREHENSIVE INCOME

The components of comprehensive (loss) income for the three months and nine months ended September 30, 2008 and 2007 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net (loss) income	$(229,413)	$(86,773)	$(749,663)	$99,093
Other comprehensive (loss) income, net of deferred taxes:
Total change in unrealized gains/losses during the period	(43,785)	15,472	(148,400)	(37,659)
Less: realized investment gains (losses), net of income taxes	(32,448)	256	(14,297)	1,551

Change in unrealized (losses)/gains arising during the period, net of deferred tax (benefits) expense of $(11,238), $(8,355), $(71,197), and $16,184, respectively	(11,337)	15,216	(134,103)	(39,210)
Accretion of cash flow hedges, net of deferred tax expenses	100	98	298	296
Foreign currency translation adjustment	(320,010)	53,064	(223,114)	117,481

Other comprehensive (loss) income, net of deferred tax	(331,247)	68,378	(356,919)	78,567

Comprehensive (loss) income	$(560,660)	$(18,395)	$(1,106,582)	$177,660

The changes in unrealized gains/losses in the third quarter and first half of 2008 and 2007 were primarily due to widening market spreads principally in the U.S. The changes in foreign currency translation adjustments for 2008 were due primarily to the recognition of approximately $124.1 million of accumulated currency translation gains in connection with the write down of PMI Australia and PMI Asia to fair value, less costs to sell.

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pension benefits
Service cost	$2,753	$1,345	$7,314	$6,401
Interest cost	1,950	908	5,241	3,993
Expected return on plan assets	(2,969)	(1,364)	(7,294)	(5,205)
Amortization of prior service cost	(618)	(357)	(1,452)	(588)
Recognized net actuarial loss	295	88	452	348
Cost of special termination benefits	1,491	—	1,491	—

Net periodic benefit cost	$2,902	$620	$5,752	$4,949

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$101	$125	$350	$375
Interest cost	232	155	574	465
Amortization of prior service cost	(298)	(200)	(652)	(600)
Recognized net actuarial loss	164	95	328	285

Net periodic post-retirement benefit cost	$199	$175	$600	$525

In January 2008, the Company contributed $10 million to its Retirement Plan. The benefit costs for the three and nine months ended September 30, 2008 increased from the corresponding periods in 2007 primarily due to costs of special termination benefits associated with the early retirement program. The majority of costs associated with this program will be recognized in the fourth quarter of 2008. (See Note 18, Subsequent Events, for further discussion). The Company is evaluating the need to make future contributions to the Retirement Plan. Based on current projections, the Company may contribute between $9 million and $20 million to the Retirement Plan in the fourth quarter of 2008 or first quarter of 2009.

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$73,758	$55,473
Discount on loss reserves	27,015	18,384
Unearned premium reserves	5,725	6,979
Unrealized net losses on investments	82,226	—
Basis difference on investments in unconsolidated subsidiaries	276,959	214,258
Basis difference on assets held for sale	17,483	—
Pension costs and deferred compensation	13,430	12,987
Other assets	9,842	10,506

Total deferred tax assets	506,438	318,587

Deferred tax liabilities:
Contingency reserve deduction, net of tax and loss bonds	9,807	2,339
Deferred policy acquisition costs	10,378	5,580
Unrealized net gains on investments	—	21,316
Unrealized net gains on debt	61,268	—
Software development costs	20,929	21,683
Equity in earnings from unconsolidated subsidiaries	39,835	40,126
Other liabilities	4,545	10,565

Total deferred tax liabilities	146,762	101,609

Net deferred tax asset	359,676	216,978
Valuation allowance	(229,560)	(168,103)

Net deferred tax asset	$130,116	$48,875

The Company established a valuation allowance of approximately $229.6 million against a $277.0 million deferred tax asset, upon the recognition of losses from FGIC and RAM Re, in excess of tax basis. The Company did not record a full valuation against the deferred tax asset, as it is management’s expectation that some portion of the tax benefit may be realized. Additional tax benefits could be recognized in the future if management determines that realization is more likely than not to occur.

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Premiums written
Direct	$222,691	$263,735	$724,613	$738,607
Assumed	2,461	4,454	13,528	9,220
Ceded	(48,655)	(49,358)	(146,789)	(136,979)

Net premiums written	$176,497	$218,831	$591,352	$610,848

Premiums earned
Direct	$229,738	$251,035	$740,038	$729,663
Assumed	3,833	7,527	10,212	12,185
Ceded	(49,990)	(49,361)	(148,213)	(136,376)

Net premiums earned	$183,581	$209,201	$602,037	$605,472

Losses and loss adjustment expenses
Direct	$466,441	$352,776	$1,858,347	$582,157
Assumed	3,695	(73)	7,670	(67)
Ceded	(87,447)	(1,670)	(371,210)	(1,914)

Net losses and LAE	$382,689	$351,033	$1,494,807	$580,176

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 93.9% and 93.6% of total ceded premiums written in the three and nine months ended September 30, 2008, respectively, compared to 90.7% and 94.7% for the corresponding periods in 2007. The Company recorded $393.7 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of September 30, 2008, compared to $36.9 million as of December 31, 2007. As of September 30, 2008, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $824.5 million.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	September 30, 2008			December 31, 2007
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$155,355	$155,355	$250,000
6.625% Senior Notes, due September 15, 2036 (1)	150,000	80,229	80,229	150,000
Revolving Credit Facility	200,000	—	200,000	—
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	—	51,593	51,593
5.568% Senior Notes, due November 15, 2008	45,000	—	45,000	45,000

Total debt	$696,593	$235,584	$532,177	$496,593

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at September 30, 2008 include accrued interest.

Effective January 1, 2008, the Company elected to adopt the fair value option presented by SFAS No. 159 for the Company’s 6.000% Senior Notes and 6.625% Senior Notes. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. (See Note 8. Fair Value Disclosures, for further discussion.)

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

In early 2008 the Company amended its existing revolving credit facility (the “facility”) and in May 2008 the Company drew $200 million on the facility. The facility includes a $50 million letter of credit sub-limit. The facility was reduced to $300 million in the first quarter of 2008 and was further reduced to $250 million on or about October 22, 2008 upon the sale of PMI Australia. Pursuant to the terms of the amendment, the Company’s ability to borrow under the facility was subject to a number of conditions, including that the stock of PMI Mortgage Insurance Co. (“MIC”) be pledged in favor of the lenders under the facility and noteholders under certain of the Company’s senior notes. The amended facility also contains additional restrictions on asset dispositions and investments. While the Company is generally permitted under the amended facility to make additional investments in MIC and its subsidiaries, the Company’s ability to invest in its reinsurance subsidiaries is subject to dollar limitations (other than with regard to four of TPG’s subsidiaries whose capital stock was pledged to the bank group on or about September 29, 2008). In the third quarter of 2008, the Company requested and received 100% of the lenders’ consent for the sale of PMI Australia and PMI Asia to a third party. In addition, on or about September 29, 2008 the Company invested $25 million in one of TPG’s reinsurance subsidiaries, PMI Reinsurance Co.

NOTE 16. BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended September 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$179,795	$3,776	$—	$10	$183,581
Net loss from credit default swaps	—	(9,911)	—	—	(9,911)
Net investment income	29,331	3,875	—	2,892	36,098
Net realized investment (losses) gains	(50,800)	1,868	—	(988)	(49,920)
Change in fair value of certain debt instruments	—	—	—	66,283	66,283
Impairment of unconsolidated subsidiary	—	—	(2,887)	—	(2,887)
Other (loss) income	(190)	(23)	—	2,186	1,973

Total revenues (expenses)	158,136	(415)	(2,887)	70,383	225,217

Losses and expenses
Losses and LAE	348,201	34,488	—	—	382,689
Amortization of deferred policy acquisition costs	3,387	1,568	—	—	4,955
Other underwriting and operating expenses	24,633	13,048	—	21,731	59,412
Interest expense	53	—	—	11,126	11,179

Total losses and expenses	376,274	49,104	—	32,857	458,235

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(218,138)	(49,519)	(2,887)	37,526	(233,018)
Equity in (losses) earnings from unconsolidated subsidiaries	(85)	—	9,340	(152)	9,103

(Loss) income from continuing operations before income taxes	(218,223)	(49,519)	6,453	37,374	(223,915)
Income tax (benefit) expense from continuing operations	(81,108)	(3,510)	—	10,012	(74,606)

(Loss) income from continuing operations	(137,115)	(46,009)	6,453	27,362	(149,309)
(Loss) income from discontinued operations, net of taxes	—	(80,541)	437	—	(80,104)

Net (loss) income	$(137,115)	$(126,550)	$6,890	$27,362	$(229,413)

	Three Months Ended September 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$205,539	$3,644	$—	$18	$209,201
Net loss from credit default swap	—	(8,371)	—	—	(8,371)
Net investment income	28,786	2,866	—	1,935	33,587
Net realized investment gains (losses)	2,865	(267)	—	(1,886)	712
Other income	167	91	—	4,563	4,821

Total revenues (expenses)	237,357	(2,037)	—	4,630	239,950

Losses and expenses
Losses and LAE	348,314	2,719	—	—	351,033
Amortization of deferred policy acquisition costs	12,809	341	—	—	13,150
Other underwriting and operating expenses	18,420	5,217	—	16,918	40,555
Interest expense	36	—	—	7,591	7,627

Total losses and expenses	379,579	8,277	—	24,509	412,365

Loss before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(142,222)	(10,314)	—	(19,879)	(172,415)
Equity in earnings (losses) from unconsolidated subsidiaries	4,167	—	(26,741)	(28)	(22,602)

Loss from continuing operations before income taxes	(138,055)	(10,314)	(26,741)	(19,907)	(195,017)
Income tax benefit from continuing operations	(72,833)	(1,567)	(1,113)	(8,869)	(84,382)

Loss from continuing operations	(65,222)	(8,747)	(25,628)	(11,038)	(110,635)
Income from discontinued operations, net of taxes	—	22,626	1,236	—	23,862

Net (loss) income	$(65,222)	$13,879	$(24,392)	$(11,038)	$(86,773)

	Nine Months Ended September 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$591,254	$10,750	$—	$33	$602,037
Net gain from credit default swaps	—	439	—	—	439
Net investment income	86,586	12,404	—	6,129	105,119
Net realized investment (losses) gains	(22,149)	1,157	—	(1,002)	(21,994)
Change in fair value of certain debt instruments	—	—	—	111,948	111,948
Impairment of unconsolidated subsidiary	—	—	(90,868)	—	(90,868)
Other (loss) income	(357)	28	—	8,748	8,419

Total revenues	655,334	24,778	(90,868)	125,856	715,100

Losses and expenses
Losses and LAE	1,437,710	57,097	—	—	1,494,807
Amortization of deferred policy acquisition costs	11,457	2,316	—	—	13,773
Other underwriting and operating expenses	71,131	27,687	—	61,159	159,977
Interest expense	114	—	—	27,878	27,992

Total losses and expenses	1,520,412	87,100	—	89,037	1,696,549

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries	(865,078)	(62,322)	(90,868)	36,819	(981,449)
Equity in earnings (losses) from unconsolidated subsidiaries	5,781	—	(51,217)	(394)	(45,830)

(Loss) income from continuing operations before income taxes	(859,297)	(62,322)	(142,085)	36,425	(1,027,279)
Income tax (benefit) expense from continuing operations	(323,846)	(5,506)	(1,244)	9,512	(321,084)

(Loss) income from continuing operations	(535,451)	(56,816)	(140,841)	26,913	(706,195)
Loss from discontinued operations, net of taxes	—	(20,855)	(22,613)	—	(43,468)

Net (loss) income	$(535,451)	$(77,671)	$(163,454)	$26,913	$(749,663)

	Nine Months Ended September 30, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$594,683	$10,742	$—	$47	$605,472
Net loss from credit default swaps	—	(4,964)	—	—	(4,964)
Net investment income	83,074	7,994	—	7,025	98,093
Net realized investment gains (losses)	6,113	(172)	—	(3,232)	2,709
Other income (loss)	171	(17)	—	11,038	11,192

Total revenues	684,041	13,583	—	14,878	712,502

Losses and expenses
Losses and loss adjustment expenses	575,482	4,694	—	—	580,176
Amortization of deferred policy acquisition costs	38,001	852	—	—	38,853
Other underwriting and operating expenses	72,840	12,207	—	60,856	145,903
Interest expense	75	—	—	22,740	22,815

Total losses and expenses	686,398	17,753	—	83,596	787,747

Loss before equity in earnings from unconsolidated subsidiaries and income taxes	(2,357)	(4,170)	—	(68,718)	(75,245)
Equity in earnings from unconsolidated subsidiaries	13,645	—	35,804	206	49,655

Income (loss) from continuing operations before income taxes	11,288	(4,170)	35,804	(68,512)	(25,590)
Income tax (benefit) expense from continuing operations	(33,913)	327	5,191	(22,816)	(51,211)

Income (loss) from continuing operations	45,201	(4,497)	30,613	(45,696)	25,621
Income from discontinued operations, net of taxes	—	69,599	3,873	—	73,472

Net income (loss)	$45,201	$65,102	$34,486	$(45,696)	$99,093

	September 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,349,684	$322,447	$30,837	$254,181	$2,957,149
Investments in unconsolidated subsidiaries	132,584	—	6,453	15,360	154,397
Reinsurance recoverable	392,701	953	—	—	393,654
Deferred policy acquisition costs	28,091	2,945	—	—	31,036
Property, equipment and software, net of accumulated depreciation and amortization	60,000	1,709	—	77,136	138,845
Other assets (liabilities)	298,908	18,596	60,414	(17,281)	360,637
Assets - discontinued operations - held for sale	—	1,324,795	—	—	1,324,795

Total assets	$3,261,968	$1,671,445	$97,704	$329,396	$5,360,513

Liabilities
Reserve for losses and LAE	$2,349,651	$90,856	$22,900	$—	$2,463,407
Unearned premiums	90,007	27,296	—	21	117,324
Debt	—	—	—	532,177	532,177
Other liabilities (assets)	200,593	63,124	(2,000)	(10,820)	250,897
Liabilities - discontinued operations - held for sale	—	543,830	—	—	543,830

Total liabilities	2,640,251	725,106	20,900	521,378	3,907,635
Shareholders’ equity (deficit)	621,717	946,339	76,804	(191,982)	1,452,878

Total liabilities and shareholders’ equity	$3,261,968	$1,671,445	$97,704	$329,396	$5,360,513

	December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,155,173	$327,955	$201,632	$107,028	$2,791,788
Investments in unconsolidated subsidiaries	131,225	—	163,661	14,914	309,800
Reinsurance recoverable	35,930	987	—	—	36,917
Deferred policy acquisition costs	10,474	3,921	3,910	—	18,305
Property, equipment and software, net of accumulated depreciation and amortization	75,884	2,095	187	79,142	157,308
Other assets	188,018	12,174	52,918	49,657	302,767
Assets - discontinued operations - held for sale	—	1,453,555	—	—	1,453,555

Total assets	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

Liabilities
Reserve for losses and LAE	$1,133,080	$41,579	$2,650	$—	$1,177,309
Unearned premiums	107,200	22,983	6,709	29	136,921
Debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	129,246	46,652	2,892	(515)	178,275
Liabilities - discontinued operations - held for sale	—	568,380	—	—	568,380

Total liabilities	1,369,526	679,594	62,251	446,107	2,557,478
Shareholders’ equity (deficit)	1,227,178	1,121,093	360,057	(195,366)	2,512,962

Total liabilities and shareholders’ equity	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

NOTE 17. DISCONTINUED OPERATIONS

Sale of PMI Australia — In August 2008, the Company entered into a definitive agreement to sell PMI Australia to a third party. As a result of the agreement, the Company classified the operations, and assets and liabilities of PMI Australia as discontinued operations for all periods presented. On October 22, 2008, the Company completed the sale of PMI Australia, and received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and $187 million in contingent consideration paid in the form of a note. The Company recorded a loss on the impairment primarily due to the contingent consideration of the note, selling and other costs, including a $46.5 million reinsurance premium associated with the transaction, partially offset by a net gain on realization of accumulated other comprehensive income.

The following table represents PMI Australia’s results of operations which were recorded as discontinued operations, and loss on the impairment of PMI Australia:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Premiums earned	$45,159	$44,224	$141,234	$120,693
Net investment (expense) income	(13,820)	18,815	38,863	52,205
Other income	333	487	(359)	376

Total revenues	31,672	63,526	179,738	173,274
Losses and LAE	23,765	21,849	66,728	48,150
Other underwriting and operating expenses	14,234	13,659	41,427	36,355

(Loss) income before income taxes from discontinued operations	(6,327)	28,018	71,583	88,769
Income tax (benefit) expense	(1,877)	8,304	21,555	26,579

Income (loss) from discontinued operations	$(4,450)	$19,714	$50,028	$62,190

Loss on impairment of discontinued operations before income tax	(22,819)	—	(22,819)	—
Income tax expense	40,415	—	40,415	—

Loss from impairment of PMI Australia	$(63,234)	$—	$(63,234)	$—

The following is a summary as of September 30, 2008 and December 31, 2007 of the assets and liabilities of PMI Australia held for sale and included under the captions “Assets – discontinued operations” and “Liabilities – discontinued operations” on the Company’s consolidated balance sheet:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$1,232,951	$1,294,688
Premiums receivable and other assets	11,675	84,070

Total assets	$1,244,626	$1,378,758

Liabilities
Reserve for losses and LAE	$77,988	$65,060
Unearned premiums	384,416	452,743
Other liabilities	45,829	27,159

Total liabilities	$508,233	$544,962

Sale of PMI Asia — In August 2008, the Company entered into a definitive agreement to sell PMI Asia to a third party. As a result of the agreement, the Company classified the operations, assets and liabilities of PMI Asia as discontinued operations for all periods presented. The Company recorded a loss on the impairment primarily due to the contingent consideration to be paid in the form of a note issued by the purchaser, selling and other costs, partially offset by a net gain on realization of accumulated other comprehensive income.

The following table represents PMI Asia’s results of operations which were recorded as discontinued operations, and the loss from the impairment of PMI Asia:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total revenues	$5,669	$3,691	$13,320	$10,106
Losses and LAE	11	(38)	(38)	(2)
Other underwriting and operating expenses	861	462	2,540	1,393

Income before income taxes from discontinued operations	4,797	3,267	10,818	8,715
Income tax expense	398	355	1,211	1,306

Income from discontinued operations	$4,399	$2,912	$9,607	$7,409

Loss on impairment of discontinued operations before income tax	(15,376)	—	(15,376)	—

Income tax expense	1,880	—	1,880	—

Loss from impairment of PMI Asia	$(17,256)	$—	$(17,256)	$—

The following is a summary as of September 30, 2008 and December 31, 2007 of the assets and liabilities of PMI Asia held for sale and included under the captions “Assets – discontinued operations” and “Liabilities – discontinued operations” on the Company’s consolidated balance sheet:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$77,030	$70,587
Premiums receivable and other assets	3,139	4,210

Total assets	$80,169	$74,797

Liabilities
Reserve for losses and LAE	$193	$230
Unearned premiums	21,122	21,583
Other liabilities	14,282	1,605

Total liabilities	$35,597	$23,418

Discontinued Operations of PMI Guaranty — PMI Guaranty has completed its runoff activities, and is reported as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented. The Company expects to merge PMI Guaranty into its U.S. Mortgage Insurance Operations during the fourth quarter of 2008, subject to regulatory approval.

The results of operations of PMI Guaranty for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total revenues	$1,424	$2,406	$2,320	$7,799
Losses and LAE	90	—	29,856	—
Other underwriting and operating expenses	590	1,513	9,014	4,232

Income (loss) before income taxes from discontinued operations	744	893	(36,550)	3,567
Income tax expense (benefit)	307	(343)	(13,937)	(306)

Total income (loss) from discontinued operations	$437	$1,236	$(22,613)	$3,873

NOTE 18. SUBSEQUENT EVENTS

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former primary and excess insurance carriers for costs incurred by PMI, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. In October 2006, PMI settled with the excess carriers, and on December 5, 2006, the court entered judgment in PMI’s favor in the amount of approximately $7.6 million, plus approximately $2.4 million in prejudgment interest. The insurers appealed the judgment in PMI’s favor, and on October 11, 2008, The PMI Group received payment of the settlement proceeds of approximately $10.9 million, including interest, from the primary carrier related to the remaining claims in the litigation.

On October 21, 2008 the Company completed a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. We estimate that PMI will incur net expenses of between $20 million and $30 million in the fourth quarter of 2008 as a result of this Program. In addition, the Company is currently evaluating the need to make future contributions to the Retirement Plan.

On October 22, 2008, the Company completed the sale of PMI Australia, and received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and a note in the principal amount of approximately $187 million. The amount owed under the Note could be reduced under certain conditions related to warranty claims and the post-sale performance of PMI Australia and PMI Asia. Pursuant to the sale agreement, PMI funded premiums of approximately $46.5 million for a reinsurance cover for PMI Australia. The proceeds from the sale of PMI Australia will be reflected as contributed capital to the Company’s U.S. Mortgage Insurance Operations segment. The terms as described above related to the sale of Australia was estimated in our loss on discontinued operations as of September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, persistency, new insurance written, the make-up of our various insurance portfolios, capital initiatives, and captive reinsurance agreements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated, discussion under items captioned as “revenues” and “expenses” and other matters in this Management’s Discussion and Analysis as well as in our consolidated financial statements relates only to continuing operations.

Financial Results for the Quarter and Nine Months Ended September 30, 2008

For the third quarter and nine months ended September 30, 2008, we recorded consolidated net losses of $229.4 million and $749.7 million, respectively, compared to a consolidated net loss of $86.8 million and consolidated net income of $99.1 million for the corresponding periods in 2007. Our consolidated net losses for the quarter and nine months ended September 30, 2008 include the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty. Our losses in the third quarter and nine months ended September 30, 2008 were primarily driven by losses in our U.S. Mortgage Insurance Operations and International Operations segments. U.S. Mortgage Insurance Operations’ net loss for the third quarter of 2008 was primarily driven by losses and loss adjustment expenses (“LAE”), impairment losses in our U.S. investment portfolio and a decrease in earned premiums from the corresponding period in 2007. U.S. Mortgage Insurance Operations’ net loss for the first nine months of 2008 was primarily driven by increases in losses and LAE as compared to the corresponding period in 2007. Our International Operations segment’s net losses for the third quarter and first nine months of 2008 were primarily driven by increases in losses and LAE in PMI Europe as compared to the corresponding periods in 2007. Our loss for the nine months ended September 30, 2008 was also a result of our impairment of our investment in FGIC in the first quarter of 2008, equity in losses from RAM Re and losses associated with a novation agreement executed by PMI Guaranty in the second quarter of 2008. Our financial results for the third quarter and first nine months of 2008 were positively impacted by gains related to the change in fair value of certain of our senior debt instruments in our Corporate and Other segment.

Overview of Our Business

We provide mortgage insurance and credit enhancement products that expand homeownership and strengthen communities. Our financial products are designed to reduce risk, lower costs and expand market access for our customers. We divide our business into four segments:

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded net losses of $137.1 million and $535.5 million for the third quarter and first nine months of 2008, respectively, compared to a net loss of $65.2 million and net income of $45.2 million for the corresponding periods in 2007.

•

International Operations. In August of 2008, we entered into agreements with a third party to sell our Australian mortgage insurance subsidiary and related Australian holding company (collectively “PMI Australia”) and our Hong Kong subsidiary, PMI Mortgage Insurance Asia Limited (“PMI Asia”). We completed the sale of PMI Australia on October 22, 2008. The results from PMI Australia and PMI Asia have been reported as discontinued operations in our International Operations segment and in the consolidated statement of operations for all periods presented. Losses from the continuing operations of PMI Europe and PMI Canada in our International Operations segment were $46.0 million and $56.8 million for the third quarter and first nine months of 2008, respectively, compared to losses of $8.7 million and $4.5 million for the corresponding periods in 2007.

•

Financial Guaranty. Our Financial Guaranty segment includes our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, provides financial guaranty reinsurance, our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor, and our wholly-owned surety company, PMI Guaranty Co. (“PMI Guaranty”). We expect to merge PMI Guaranty into PMI in the fourth quarter of 2008, subject to regulatory approval. As of September 30, 2008, the results of PMI Guaranty have been reported as discontinued operations in our Financial Guaranty segment and in the consolidated statement of operations for all periods presented. Continuing operations in our Financial Guaranty segment generated net income of $6.5 million and a net loss of $140.8 million for the third quarter and first nine months of 2008, respectively, compared to a net loss of $25.6 million and net income of $30.6 million for the corresponding periods in 2007.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net income of $27.4 million and $26.9 million for the third quarter and first nine months of 2008, respectively, compared to net losses of $11.0 million and $45.7 million for the corresponding periods in 2007.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Market Conditions and Capital Constraints. The significant weakening of employment in the United States and the U.S. credit, capital, residential mortgage, and housing markets continues to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI is experiencing higher losses. These losses, which we expect to continue in 2009, have reduced, and will continue to reduce, PMI’s net assets. Partially in response to PMI’s higher losses and reduced capital, on August 26, 2008, Standard & Poor’s lowered its insurer financial strength rating on PMI from “A+” to “A-” and placed it under CreditWatch with Negative Implications. On October 7, 2008, Standard & Poor’s removed its CreditWatch designation and affirmed PMI’s “A-” rating with Negative Outlook. On October 10, 2008, Moody’s placed PMI under review for possible downgrade. On October 17, 2008, Fitch lowered its insurer financial strength rating on PMI to “BBB+” from “A+” and revised the Outlook to Negative. Because of rating agency actions, we submitted written remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”) outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength. Each of the GSEs has stated that it will continue to treat PMI as an eligible mortgage insurer. Freddie Mac has stated that its forbearance from enforcing additional insurer requirements is wholly discretionary and subject to change and is dependent upon its evaluation of monthly updates regarding PMI’s progress in implementing its remediation plan. Fannie Mae also requires periodic updates from PMI, and we engage in ongoing discussions with the GSEs regarding our remediation plans. See also Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. Unless we raise new capital and/or reduce PMI’s NIW and risk-in-force, PMI’s policyholders position will likely decline and its risk-to-capital ratio could increase beyond the levels necessary to meet certain regulatory capital adequacy requirements and/or certain credit facility financial covenants. As a result, we are considering options to reduce our risk in force through reinsurance, limiting new insurance written or other means and to obtain additional capital, which could occur through the sale of equity, debt securities or the sale or contribution of additional assets to our U.S. Mortgage Insurance Operations. Especially given current and expected future market conditions, there can be no assurance that we will be able to raise any additional capital or procure capital relief in the future, either on acceptable terms and in a timely manner, or at all. Other measures that we may take to address these issues, including, but not limited to the reduction of NIW, may be inadequate to maintain PMI’s policyholder position and risk-to-capital levels within required limits. See also Part II, Item 1A. Risk Factors – Our policyholders position could decline and our risk-to-capital ratio could increase beyond the levels necessary to meet various capital adequacy requirements and There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all. In addition, any reduction in new insurance written would have an adverse effect on premiums earned.

•

Losses and LAE. PMI’s losses and LAE were $348.2 million and $1.4 billion for the third quarter and first nine months of 2008, respectively, compared to $348.3 million and $575.5 million for the corresponding periods in 2007. We increased PMI’s net loss reserves in the third quarter and first nine months of 2008 by $137.9 million and $859.8 million, respectively. We increased net loss reserves in the first nine months of 2008 as a result of increases in PMI’s default inventory (discussed under Defaults below), higher claim rates (the rate at which delinquent insured loans result in claims), and higher average claim sizes. The increase in claim rates was driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status (cure rate). The increases in PMI’s average claim size have been driven by, among other things, higher loan sizes and coverage levels and declining home prices which limit PMI’s loss mitigation opportunities. During the third quarter of 2008, the increase in loss reserves was partially offset by a decrease in our estimated claim rate due to our projected impact of loss mitigation efforts and, to a lesser extent, by increased rescissions of insurance written in prior periods. PMI’s losses and LAE will be negatively affected if future estimated claim rates and/or claim sizes increase. Changes in economic conditions, or a failure of economic conditions to improve, including the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates, and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. Claims paid including LAE in the third quarter and first nine months of 2008 increased to $210.3 million and $577.9 million, respectively, compared to $95.9 million and $244.4 million in the corresponding periods in 2007.

•

Defaults. PMI’s primary default inventory increased to 93,670 as of September 30, 2008 from 80,895 as of June 30, 2008 and 63,197 as of December 31, 2007. PMI’s primary default rate increased to 12.06% as of September 30, 2008 from 10.35% as of June 30, 2008 and 7.9% as of December 31, 2007. The increases in the default rates are due to the combined effect of the higher default inventory and fewer policies in force. We expect PMI’s primary default inventory and default rate to continue to increase in the fourth quarter of 2008. The increases in PMI’s primary default inventory and default rate in the first nine months of 2008 were driven by a number of factors including:

Declining Home Prices – Declining home prices have made it significantly more difficult for many borrowers to refinance their mortgages or sell their homes, and are negatively affecting PMI’s default inventory and default rate.

Decline in Cure Rate – The percentage of defaults that cure has declined due to diminished refinancing opportunities as a result of declining home prices and diminished availability of loan products. This decline in the percentage of defaults that cure has negatively affected PMI’s default inventory and default rate. The decline in PMI’s cure rate has been partially offset by successful loss mitigation efforts and, to a lesser extent, by increased rescissions of insurance written in prior periods.

Above-97s – PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above 97s”, in its flow and structured channels. As of September 30, 2008, risk in force from Above-97s in all book years represented 22.6% of PMI’s primary risk in force compared to 24.0% as of June 30, 2008 and 24.6% as of December 31, 2007. The default rate for Above-97s in PMI’s primary portfolio as of September 30, 2008 was 15.2% compared to 12.4% as of June 30, 2008 and 9.1% as of December 31, 2007. As of September 30, 2008, of the 22.6% of PMI’s primary risk in force from Above-97s, approximately half was from our 2007 book year. We no longer insure Above-97s.

Alt-A Loans – We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information, or employment. Risk in force from Alt-A loans represented 20.0% of PMI’s primary risk in force as of September 30, 2008 compared to 21.9% as of June 30, 2008 and 22.8% as of December 31, 2007. The default rate for Alt-A loans was 25.8% as of September 30, 2008 compared to 21.7% as of June 30, 2008 and 13.9% as of December 31, 2007. Beginning in 2007, we began progressively tightening our underwriting guidelines related to Alt-A loans, and effective June 1, 2008, we eliminated all Alt-A loan eligibility. However, due primarily to commitments issued in 2007, approximately 0.5% and 7.0% of new insurance written in the third quarter and first nine months ended September 30, 2008, respectively, was for Alt-A loans. We expect the percentage of Alt-A loans in our portfolio to continue to decline.

Interest Only Loans – Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. Risk in force from interest only loans represented 12.5% of PMI’s primary risk in force as of September 30, 2008 compared to 13.8% as of June 30, 2008 and 14.2% as of December 31, 2007. The default rate for interest only loans was 23.5% as of September 30, 2008 compared to 19.3% as of June 30, 2008 and 11.0% as of December 31, 2007. In the third quarter and first nine months of 2008, PMI primarily insured interest only loans through our flow channel and most of such loans were sold by the originating lenders to the GSEs. Due to the tightening of underwriting guidelines in late 2007 and early 2008, approximately 5% of new insurance written for the quarter ended September 30, 2008 was in connection with interest only loans, compared to 6% and 12% for the quarters ended June 30, 2008 and December 31, 2007, respectively. None of the above categories (or risk characteristics) are mutually exclusive, and PMI’s portfolio may contain loans with one or more of such characteristics.

Geographic Factors – Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continued to increase above PMI’s average default rate as of September 30, 2008. The default rate from California as of September 30, 2008 was 21.0% compared to 18.0% as of June 30, 2008 and 10.9% as of December 31, 2007. The default rate from Florida as of September 30, 2008 was 22.6% compared to 18.2% as of June 30, 2008 and 10.6% as of December 31, 2007. As of September 30, 2008, risk in force from California and Florida insured loans represented 8.2% and 10.5% of PMI’s primary risk in force, respectively. The default rate of the Auto States as of September 30, 2008 was 13.6% compared to 12.1% as of June 30, 2008 and 10.6% as of December 31, 2007. As of September 30, 2008, risk in force from the Auto States represented 13.4% of PMI’s primary risk in force. Effective March 1, 2008, PMI implemented a Distressed Market Policy. For those areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio generally at 90% (certain distressed areas may be eligible up to 95% LTV) and prescribes additional limiting criteria for certain property types and loan purposes. PMI’s distressed markets list is reviewed and updated on a quarterly basis or as needed depending on our on-going assessment of the market.

•

Voluntary Early Retirement Program. We initiated in the third quarter of 2008 a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. We estimate that PMI will incur net expenses between $20 million and $30 million in the fourth quarter of 2008 as a result of this Program. In addition, we are currently evaluating the need to make future contributions to the Retirement Plan. Based on current projections, we may contribute between $9 million and $20 million to the Retirement Plan in the fourth quarter of 2008 or first quarter of 2009.

•

Other-than-temporary Impairment of Investments. During the third quarter and nine months ended September 30, 2008, we recorded realized losses of $59.5 million and $72.7 million, respectively related to preferred securities held in our U.S. investment portfolio. We may have additional impairment for preferred securities if they meet the criteria for other-than-temporary impairment due to continuing stress of the capital markets.

•

New Insurance Written (NIW). PMI’s primary NIW decreased by 57.1% in the third quarter and by 54.4% in the first nine months of 2008 compared to the corresponding periods in 2007. These decreases were principally due to changes to PMI’s pricing and underwriting guidelines implemented during the second half of 2007 and early 2008 that reduce the types of loans that PMI will insure. To a lesser extent, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from the Federal Housing Administration’s mortgage insurance programs have contributed to PMI’s declining NIW. Capital constraints may likely cause PMI to limit NIW in 2009.

•

Captive Reinsurance. Under captive reinsurance agreements, PMI transfers portions of its risk written on loans originated by certain lender-customers to captive reinsurance companies affiliated with such customers. In return, PMI cedes a share of its gross premiums written to these captive reinsurance companies. As of September 30, 2008, 50.0% of PMI’s primary insurance in force was subject to captive reinsurance agreements. As of September 30, 2008, we recorded $393.7 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves. Due to the delay between establishing a reserve and the payment of claims, we have only received $0.8 million and $1.7 million in claim payments from captive trusts in the third quarter and first nine months of 2008, respectively. As of September 30, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $824.5 million. We expect that reinsurance payments to PMI from captive trusts assets will increase in the remainder of 2008 and substantially increase in 2009.

During the third quarter of 2008, two of PMI’s lender-customers did not meet their capital deposit obligations, as required under their respective captive reinsurance agreements. As a result, PMI terminated the agreements and recovered approximately $25.8 million remaining in the captive trust accounts. We recorded the $25.8 million cash payment as a reduction of the total claims paid, which principally offset previously recorded reinsurance recoverables. Accordingly, there was no significant impact to our results of operations for the current period. To the extent that other lender-customers do not meet their capital deposit obligations now or in the future, the agreements will either be placed into runoff or terminated according to the express terms of their respective contracts or by mutual agreement of the parties, in which event PMI would reassume the ceded risk and recover all trust assets.

On September 29, 2008, PMI announced that, effective January 1, 2009, it would no longer seek reinsurance under excess-of-loss (“XOL”) captive reinsurance agreements. On January 1, 2009, in-force XOL contracts will be placed into runoff and will mature pursuant to their existing terms and conditions, and PMI will cease obtaining XOL captive reinsurance on loans incepted on or after such date. We expect that captive trust balances will continue to increase through the remainder of 2008; however, due to termination and runoff of certain captive reinsurance agreements as described above, as well as expected claim payments, we do not expect the aggregate trust assets to continue to increase in 2009.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 81.0% as of September 30, 2008, 75.5% as of December 31, 2007 and 73.3% as of September 30, 2007. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity. To the extent that home prices continue to decline and residential mortgage refinance activity remains relatively low, we expect that PMI’s persistency rate will remain high.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Australia. On October 22, 2008, we sold PMI Australia for an aggregate purchase price of approximately $920 million (approximately 100% of the net tangible asset value of PMI Australia under GAAP as of June 30, 2008), plus certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio. With these adjustments, PMI received approximately $746 million in cash and $187 million in contingent consideration paid in the form of a note (the “Note”), with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets, (ii) PMI is required to satisfy any claims for any breach of warranties under the Sale Agreement and (iii) subject to our completion of the sale of PMI Asia, performance of PMI Asia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and the amount of the note to be issued by the third party purchaser in connection with the sale of PMI Asia has been reduced to zero. In connection with the transaction, PMI funded premiums of approximately $46.5 million to procure an excess-of-loss reinsurance cover for PMI Australia. The agreement provides for reinsurance profit-sharing for one-half of the reinsurance premiums (equivalent to $25 million) at the end of the three-year policy life. PMI Australia was recorded as discontinued operations in the consolidated financial statements for all periods presented and in connection with recording PMI Australia as discontinued operations, in the third quarter of 2008, we recognized an after tax loss with respect to the writedown of the carrying amount of PMI Australia to its fair value less cost to sell.

•

PMI Asia. On August 29, 2008, we announced our agreement to sell PMI Asia for an aggregate purchase price of $56 million, subject to certain adjustments, of which 80% of the purchase price will be paid in cash on the date of closing, and the remaining 20% of the purchase price will be paid in the form of a note (the “Hong Kong Note”) issued upon closing. The Hong Kong note, once issued, matures and is payable in September 2011, and the actual amount payable on the Hong Kong Note will be reduced to the extent (i) the performance of PMI Asia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets, (ii) we are required to satisfy any claims for any breach of warranties under the sale agreement and (iii) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and the amount of the Australia note has been reduced to zero. We are currently discussing post-closing issues with the buyer. While we expect the sale of PMI Asia to close in the fourth quarter of 2008, there can be no assurance that the transaction will be completed upon the agreed upon terms or at all. PMI Asia was recorded as discontinued operations in the consolidated financial statements for all periods presented and in connection with recording PMI Asia as discontinued operations, in the third quarter of 2008, we recognized an after tax loss with respect to the writedown of the carrying amount of PMI Asia to its fair value less cost to sell.

•

PMI Europe. We are reconfiguring PMI Europe to conserve capital and reduce expenses. PMI Europe is not presently assuming any new risk other than in respect of existing arrangements and has reduced staff accordingly. The aggregate costs associated with PMI Europe’s reconfiguration are estimated to be approximately $7.6 million (pretax) of which $6.3 million was recognized in the third quarter of 2008. PMI Europe had net losses of $44.5 million and $52.6 million in the third quarter and first nine months of 2008, respectively, compared to net losses of $8.4 million and $3.8 million in the corresponding periods in 2007. The increases in net losses in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were primarily due to increases in loss reserves of $33.7 million and $53.2 million in the third quarter and first nine months of 2008, respectively. The increases in loss reserves were due primarily to the deteriorating performance of certain U.S. subprime exposures on which PMI Europe provided reinsurance coverage in 2005 and, to a lesser extent, increased defaults on the Italian primary flow business. As of September 30, 2008, PMI Europe’s total exposure to U.S. subprime risk is approximately $207 million. Total reserves associated with this portfolio were $70.2 million as of September 30, 2008 and PMI Europe has pledged collateral of $58.1 million related to these reinsurance transactions. PMI Europe’s losses in 2008 were also due to changes in the fair value of PMI Europe’s credit default swap (“CDS”) derivative contracts resulting from the widening of European residential mortgage-backed securities (“RMBS”) credit spreads during the period. As a result of these factors, PMI Europe recorded $9.9 million in unrealized mark-to-market losses in the third quarter and $0.4 million in unrealized mark-to-market gains in the first nine months of 2008 related to the credit derivative liabilities.

As discussed under Liquidity and Capital Resources below, PMI Europe recently has been downgraded by, and currently has insurer financial strength ratings of “A-” (Negative), “BBB+” (Negative) and “A3” (Negative), from Standard & Poor’s, Fitch and Moody’s, respectively. On October 10, 2008, Moody’s announced that it is placing on review for possible downgrade the insurer financial strength rating of PMI Europe. As a result of loss development and rating agency actions, counterparties have required PMI Europe to pledge collateral of $22.5 million on credit default swap transactions. As a result of future loss developments or rating agency actions, PMI Europe may be required to post additional collateral. In particular, in November 2008, we received a demand from one counterparty to a credit default swap to post collateral in an amount that exceeds the contractual limits of the swap. We have disputed this demand and believe that the amount requested was calculated erroneously and that the actual amount of collateral, if any, required to be posted is substantially lower than the amount requested. We have not recorded any effects with respect to this collateral request in our financial statements as of September 30, 2008. (See also Part II, Item 1A. Risk Factors – We are exposed to risk in our European operations.) In addition, PMI Europe’s downgrades have given rise to the right by certain counterparties to terminate their agreements, resulting in potential significant termination payments.

•

PMI Canada. We are in the process of closing our operations in Canada, and estimate that the total costs to exit Canada will be between $8.2 million and $9.6 million, pre-tax, of which $2.7 million was recognized in the third quarter of 2008. We expect to repatriate to PMI between $40 and $50 million of capital in the fourth quarter of 2008, subject to final regulatory approval. To close our operations in Canada, we must facilitate the removal of PMI Canada’s risk in force and obtain regulatory approvals.

As a result of the changes in our International Operations described above, our International Operations will generate a substantially smaller portion of our revenues in the fourth quarter of 2008 and thereafter.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

RAM Re. Equity in earnings from RAM Re in the third quarter of 2008 was $9.4 million and equity in losses in the first nine months of 2008 was $51.2 million, respectively, compared to equity in earnings of $2.2 million and $7.9 million in the corresponding periods in 2007. At June 30, 2008, the carrying value of our investment in RAM Re had been reduced to zero due to equity in losses in RAM Re. During the third quarter of 2008, we recognized equity in earnings from RAM Re of $9.4 million which increased our investment in RAM Re to $9.4 million. In addition, however, we realized an other-than-temporary impairment charge of $2.9 million, which reduced the carrying value of our investment in RAM Re to $6.5 million.

•

PMI Guaranty. During the third quarter of 2008, PMI Guaranty paid approximately $152 million of its excess capital to The PMI Group, of which $144 million was reinvested in U.S. Mortgage Insurance Operations. Having substantially completed its runoff activities, we are now reporting the results of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented. We expect to merge PMI Guaranty into our U.S. Mortgage Insurance Operations during the fourth quarter of 2008, subject to regulatory approval.

•

FGIC. We impaired our investment in FGIC in the first quarter of 2008, and reduced the carrying value of the investment from $103.6 million at December 31, 2007 to zero. To the extent that our carrying value remains zero, no equity in losses relating to FGIC will be recorded. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable. We are under no obligation, nor do we intend, to provide additional capital to FGIC.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value option for certain corporate debt. For the third quarter and first nine months of 2008, the decreases in fair value (representing increase in revenue) of $66.3 million and $111.9 million, respectively, were related to the subsequent measurement of fair value for these debt instruments. The changes in the fair value of liabilities for which the fair value was elected were primarily due to widening of credit spreads and interest rate fluctuations. (See Item I, Note 8. Fair Value Disclosures, for further discussion.)

•

Share-Based Compensation. During the third quarter and first nine months of 2008, we incurred pre-tax share-based compensation expense of $1.9 million and $8.4 million, respectively, compared to $2.9 million and $13.5 million in the corresponding periods in 2007. The decrease in share-based compensation expense is due to a decrease in the fair value of the share-based compensation granted and fewer options granted in 2008.

•

Contract Underwriting Services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies, and accruals thereof, were $0.7 million and $3.7 million for the third quarter and first nine months of 2008, respectively, compared to $1.4 million and $5.0 million in the corresponding periods in 2007.

•

Additional Items Affecting this Segment. Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$183.6	$209.2	(12.2)%	$602.0	$605.5	(0.6)%
Net investment income	36.1	33.6	7.4%	105.1	98.1	7.1%
Net realized investment (losses) gains	(52.8)	0.7	—	(112.9)	2.7	—
Change in fair value of certain debt instruments	66.3	—	100.0%	111.9	—	100.0%
Other income	(8.0)	(3.5)	128.6%	9.0	6.2	45.2%

Total revenues	225.2	240.0	(6.2)%	715.1	712.5	0.4%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	382.7	351.0	9.0%	1,494.8	580.2	157.6%
Amortization of deferred policy acquisition costs	4.9	13.2	(62.9)%	13.7	38.9	(64.8)%
Other underwriting and operating expenses	59.4	40.6	46.3%	160.0	145.9	9.7%
Interest expense	11.2	7.6	47.4%	28.0	22.8	22.8%

Total losses and expenses	458.2	412.4	11.1%	1,696.5	787.8	115.3%

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(233.0)	(172.4)	35.2%	(981.4)	(75.3)	—
Equity in (losses) earnings from unconsolidated subsidiaries	9.1	(22.6)	(140.3)%	(45.8)	49.7	(192.2)%

(Loss) income from continuing operations before taxes	(223.9)	(195.0)	14.8%	(1,027.2)	(25.6)	—
Income tax (benefit) expense from continuing operations	(74.6)	(84.4)	(11.6)%	(321.0)	(51.2)	—

(Loss) income from continuing operations	$(149.3)	(110.6)	35.0%	$(706.2)	$25.6	—

(Loss) income from discontinued operations, net of tax	(80.1)	23.8	—	(43.5)	73.5	(159.2)%

Net (loss) income	$(229.4)	$(86.8)	164.3%	$(749.7)	$99.1	—

Diluted (loss) income from continuing operations per share	$(1.83)	$(1.32)	38.6%	$(8.68)	$0.29	—
Diluted (loss) income from discontinued operations per share	(0.98)	0.28	—	(0.54)	0.85	(163.5)%

Diluted net (loss) income per share	$(2.81)	$(1.04)	170.2%	$(9.22)	$1.14	—

For the third quarter and nine months ended September 30, 2008, we recorded consolidated net losses of $229.4 million and $749.7 million, respectively, compared to a consolidated net loss of $86.8 million and consolidated net income of $99.1 million for the corresponding periods in 2007. Our consolidated net losses for the quarter and nine months ended September 30, 2008 include the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty. Our losses in the third quarter and nine months ended September 30, 2008 were primarily driven by losses in our U.S. Mortgage Insurance Operations and International segments. U.S. Mortgage Insurance Operations’ net loss for the third quarter of 2008 was primarily driven by losses and loss adjustment expenses (“LAE”), impairment losses in our U.S.

investment portfolio and a decrease in earned premiums from the corresponding period in 2007. U.S. Mortgage Insurance Operations’ net loss for the first nine months of 2008 was primarily driven by increases in losses and LAE as compared to the corresponding period in 2007. Our International Operations segment’s net losses for the third quarter and first nine months of 2008 were primarily driven by increases in losses and LAE in PMI Europe as compared to the corresponding periods in 2007. Our loss for the nine months ended September 30, 2008 was also a result of our impairment of our investment in FGIC in the first quarter of 2008, equity in losses from RAM Re and losses associated with a novation agreement executed by PMI Guaranty in the second quarter of 2008. Our financial results for the third quarter and first nine months of 2008 were positively impacted by gains related to the change in fair value of certain of our senior debt instruments in our Corporate and Other segment.

The decreases in premiums earned in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were driven by lower premiums earned in the United States. The decreases in premiums earned in the United States were primarily due to lower NIW and higher levels of rescissions of insurance previously written, partially offset by higher persistency in 2008 compared to 2007.

The increases in net investment income in the third quarter and first nine months of 2008 compared to the same periods in 2007 were primarily due to the growth of PMI’s investment portfolio. The increases in our investment portfolio were partially offset by a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 4.16% and 5.10% as of September 30, 2008, and 2007, respectively.

The net realized investment loss in the third quarter of 2008 was primarily due to an other-than-temporary impairment of $59.5 million of certain preferred securities in our U.S. investment portfolio. The net realized investment loss in the first nine months of 2008 was primarily the result of the impairments of our investment in FGIC in the first quarter of 2008 and preferred securities in the third quarter of 2008, partially offset by gains on the sale of common stock in PMI’s investment portfolios in the first half of 2008.

The change in fair value of certain debt instruments in the third quarter and first nine months of 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. The changes in fair value of $66.3 million and $111.9 million in the third quarter and first nine months of 2008, respectively, were primarily due to changes in interest rates and credit spreads.

The increase in our losses and LAE in the third quarter of 2008 compared to the corresponding period in 2007 was primarily due to higher claims paid in the U.S and loss reserve increases by PMI Europe. The increase in losses and LAE in the first nine months of 2008 was primarily driven by U.S. Mortgage Insurance Operations’ increased loss reserves and claim payments during the period. These increases reflect the significant weakening of the U.S. credit, capital, residential mortgage, and housing markets which drove higher default inventories, claim rates and average claim sizes.

The decreases in amortization of deferred policy acquisition costs in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were primarily due to our $33.6 million impairment in the fourth quarter of 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. As a result of the impairment in the fourth quarter of 2007, current period amortization includes only costs associated with book years prior to 2007 and the first nine months of 2008. PMI’s deferred policy acquisition cost asset increased to $28.1 million at September 30, 2008 from $10.5 million at December 31, 2007. PMI’s deferred policy acquisition cost asset was $43.3 million as of September 30, 2007.

The increases in other underwriting and operating expenses in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were primarily due to severance and disposal costs in our International Operations segment, certain software impairment charges in the Corporate and Other Segment and to a lesser extent, higher compensation expenses.

The equity in earnings in the third quarter of 2008 was due primarily to RAM Re’s unrealized mark-to-market gains on its credit derivative portfolio partially offset by increased losses and loss adjustment expenses. The equity in losses in the first nine months of 2008 was due primarily to RAM Re’s increases in loss reserves primarily related to continuing deterioration in the performance of residential RMBS.

We recorded income tax benefits from continuing operations of $74.6 million and $321.0 million in the quarter and nine months ended September 30, 2008, respectively, compared to income tax benefits of $84.4 million and $51.2 million in the corresponding periods in 2007.The effective tax rates for the continuing operations were 33.3% and 31.2% for the third quarter and first nine months of 2008, respectively, compared to 43.3% and 200.0% for the corresponding periods in 2007. The changes in our effective tax rates were primarily due to losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments and the effects of tax exempt income as a proportion of net losses.

(Loss) income from discontinued operations includes the financial results of PMI Australia, PMI Asia and PMI Guaranty. Losses from discontinued operations for the quarter and first nine months of 2008 also include impairment recorded related to our sale of PMI Australia and potential sale of PMI Asia.

Segment Results

The following table presents consolidated income (loss) and income (loss) for each of our segments:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(137.1)	$(65.2)	110.3%	$(535.5)	$45.2	—
International Operations	(46.0)	(8.7)	—	(56.8)	(4.5)	—
Financial Guaranty	6.5	(25.6)	125.4%	(140.8)	30.6	—
Corporate and Other	27.4	(11.0)	—	26.9	(45.7)	158.9%

(Loss) income from continuing operations*	$(149.3)	$(110.6)	35.0%	$(706.2)	$25.6	—

International Operations	(80.5)	22.6	—	(20.9)	69.6	(130.0)%
Financial Guaranty	0.4	1.2	(66.7)%	(22.6)	3.9	—

(Loss) income from discontinued operations*	$(80.1)	$23.9	—	$(43.5)	$73.5	(159.2)%

Net (loss) income*	$(229.4)	$(86.8)	164.3%	$(749.7)	$99.1	—

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$173.9	$214.4	(18.9)%	$575.0	$599.5	(4.1)%

Premiums earned	$179.8	$205.5	(12.5)%	$591.2	$594.7	(0.6)%
Net investment income	29.3	28.8	1.7%	86.6	83.1	4.2%
Net realized investment (losses) gains	(50.8)	2.9	—	(22.1)	6.1	—
Other loss	(0.2)	0.1	—	(0.4)	0.2	—

Total revenues	158.1	237.3	(33.4)%	655.3	684.1	(4.2)%

Losses and LAE	348.2	348.3	—	1,437.7	575.5	149.8%
Underwriting and operating expenses	28.0	31.3	(10.5)%	82.7	110.9	(25.3)%

Total losses and expenses	376.2	379.6	(0.9)%	1,520.4	686.4	121.5%

(Loss) income before equity in earnings from unconsolidated subsidiaries and income taxes	(218.1)	(142.3)	53.3%	(865.1)	(2.3)	—
Equity in earnings from unconsolidated subsidiaries	(0.1)	4.2	(102.4)%	5.8	13.6	(57.4)%

(Loss) income before income taxes	(218.2)	(138.1)	58.0%	(859.3)	11.3	—
Income tax benefit	(81.1)	(72.9)	11.2%	(323.8)	(33.9)	—

Net (loss) income	$(137.1)	$(65.2)	110.3%	$(535.5)	$45.2	—

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

PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
	(Dollars in millions)			(Dollars in millions)
Gross premiums written	$249.4	$266.5	(6.4)%	$764.0	$743.4	2.8%
Ceded and refunded premiums, net of assumed	(75.5)	(52.1)	44.9%	(189.0)	(143.9)	31.3%

Net premiums written	$173.9	$214.4	(18.9)%	$575.0	$599.5	(4.1)%

Premiums earned	$179.8	$205.5	(12.5)%	$591.2	$594.7	(0.6)%

The decrease in gross premiums written in the third quarter of 2008 compared to the third quarter of 2007 was due to a large structured transaction in the third quarter of 2007. The increase in gross premiums written in the first nine months of 2008 was primarily due to higher insurance in force in our monthly product category compared to the corresponding period in 2007. The decreases in premiums earned in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were primarily due to lower NIW and higher levels of rescissions of insurance previously written, both of which will negatively impact our premiums earned in future periods.

As of September 30, 2008, 50.0% of PMI’s primary insurance in force and 50.4% of its risk in force were subject to captive reinsurance agreements compared to 50.2% and 50.2%, respectively, as of September 30, 2007. Effective January 1, 2009, PMI will no longer seek reinsurance under excess-of-loss (“XOL”) reinsurance arrangements with lender affiliated captive reinsurers. On that date, in-force XOL contracts will be placed into runoff and will mature pursuant to their terms and conditions.

Net investment income — Net investment income increased in the third quarter and first nine months of 2008 primarily due to increased holdings of fixed income securities in PMI’s investment portfolio at September 30, 2008 compared to the corresponding period in 2007, partially offset by a decrease in pre-tax book yield. PMI’s pre-tax book yield was 4.37% at September 30, 2008 compared to 5.31% at September 30, 2007. Fixed income securities in PMI’s portfolio increased to $1.7 billion as of September 30, 2008 from $1.6 billion as of September 30, 2007.

Net realized investment (losses) gains — The net realized investment loss in the third quarter and first nine months of 2008 was due to an other-than-temporary impairment of PMI’s preferred securities as a result of declines in the market values of the securities. The effect of the impairment in the first nine months of 2008 was partially offset by realized gains on the sale of certain equity investment in PMI’s portfolio in the first half of 2008.

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

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Claims paid including LAE	$210.3	$95.9	119.3%	$577.9	$244.4	136.5%
Change in net loss reserves	137.9	252.4	(45.4)%	859.8	331.1	159.7%

Losses and LAE	$348.2	$348.3	—	$1,437.7	$575.5	149.8%

Number of primary claims paid	4,371	2,675	63.4%	12,422	7,373	68.5%
Average primary claim size (in thousands) (1)	$47.6	$32.8	45.1%	$44.5	$29.9	48.8%

(1)	The calculation of the average primary claim size for the three and nine months ended September 30, 2008 excluded $25.8 million recovered from certain terminated captive trust accounts during the quarter ended September 30, 2008.

The increases in claims paid including LAE in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were driven by higher average primary claim sizes and an increase in the number of primary claims paid (or claim rate). The increases in PMI’s average claim size have been driven by higher loan sizes and coverage levels in PMI’s portfolio and declining home prices, which limit PMI’s loss mitigation opportunities. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. We expect PMI’s claims paid to continue to be higher in the remainder of 2008 and 2009 than in 2007. Primary claims paid were $182.4 million and $527.0 million in the third quarter and first nine months of 2008, respectively, compared to $87.7 million and $220.4 million in the corresponding periods in 2007. Pool insurance claims paid were $22.6 million and $35.9 million in the third quarter and first nine months of 2008, respectively, compared to $5.4 million and

$15.1 million in the corresponding periods in 2007. For a discussion of the changes in net loss reserves for the third quarter and first nine months of 2008 and 2007, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

As of September 30, 2008, we ceded $393.7 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables normally do not exceed assets in captive trust accounts on an individual captive reinsurer basis. Due to the delay between establishing a reserve and the payment of claims, we have only received $0.8 million and $1.7 million in claim payments from captive trusts in the third quarter and first nine months of 2008, respectively. As of September 30, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $824.5 million. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captive Reinsurance, above.

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

PMI’s primary default data are presented in the table below.

	As of September 30,		Percentage Change/ Variance
	2008	2007
Flow Channel
Loans in default	72,020	35,026	105.6%
Policies in force	658,954	651,354	1.2%
Default rate	10.93%	5.38%	5.55 pps
Structured channel
Loans in default	21,650	15,716	37.8%
Policies in force	117,590	134,947	(12.9)%
Default rate	18.41%	11.65%	6.76 pps
Total primary
Loans in default	93,670	50,742	84.6%
Policies in force	776,544	786,301	(1.2)%
Default rate	12.06%	6.45%	5.61 pps

The increases in PMI’s primary default inventory and default rate in the first nine months of 2008 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

PMI’s modified pool default data are presented in the table below.

	As of September 30,		Percentage change/ variance
	2008	2007
Modified pool with deductible
Loans in default	29,362	13,272	121.2%
Policies in force	215,375	236,025	(8.7)%
Default rate	13.63%	5.62%	8.01pps

Modified pool without deductible
Loans in default	9,611	6,298	52.6%
Policies in force	56,937	71,334	(20.2)%
Default rate	16.88%	8.83%	8.05pps

Total modified pool
Loans in default	38,973	19,570	99.1%
Policies in force	272,312	307,359	(11.4)%
Default rate	14.31%	6.37%	7.94pps

The increases in loans in default for modified pool with deductible were due to deterioration in the 2007 book and the continued seasoning of the 2006 book. We expect the numbers of modified pool loans in default to increase as PMI’s insured modified pool portfolio seasons. The increases in loans in default for modified pool without deductible were primarily due to a large modified pool transaction in which PMI insured predominantly seasoned, less-than-A quality loans. We expect higher default rates for less-than-A quality loans particularly when, due to their seasoning, they are approaching or have entered their peak period of loss development. Principally due to higher rates of delinquency on modified pool loans, losses could begin to exceed deductibles which may result in PMI recording significant losses in the future.

Total pool loans in default (which includes modified and other pool products) as of September 30, 2008 and 2007 were 42,741 and 23,789, respectively. The default rates for total pool loans as of September 30, 2008 and 2007 were 12.74% and 6.18%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$3.4	$12.8	(73.4)%	$11.5	$38.0	(69.7)%
Other underwriting and operating expenses	24.6	18.5	33.0%	71.2	72.9	(2.3)%

Total underwriting and operating expenses	$28.0	$31.3	(10.5)%	$82.7	$110.9	(25.4)%

Policy acquisition costs incurred and deferred	$9.0	$12.2	(26.2)%	$29.1	$37.8	(23.0)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provide contract underwriting services on loans that do not require mortgage insurance, associated underwriting costs are not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decrease in amortization of deferred policy acquisition costs in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 was primarily due to our $33.6 million impairment in the fourth quarter of 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. As a result of this impairment, current period amortization includes only costs associated with book years prior to 2007 and the first nine months of 2008. PMI’s deferred policy acquisition cost asset increased to $28.1 million at September 30, 2008 from $10.5 million at December 31, 2007. PMI’s deferred policy acquisition cost asset was $43.3 million as of September 30, 2007.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses increased in the third quarter compared to the corresponding period in 2007 primarily as a result of increased employee compensation costs and purchased services.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $2.0 million and $8.1 million in the third quarter and first nine months of 2008, respectively, compared to $3.8 million and $9.9 million in the corresponding periods in 2007.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI in the third quarter of 2008 were $0.1 million and equity in earnings in the first nine months of 2008 were $5.8 million compared to equity in earnings of $4.2 million and $13.6 million in the corresponding periods in 2007 primarily as a result of higher losses.

Income taxes — U.S. Mortgage Insurance Operations statutory tax rate is 35%. The tax benefit recorded in the U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to changes in the compositions of earnings, the effect of tax exempt income as a proportion of net income and favorable interim period adjustments, resulting in an effective tax rate of 37.2% and 37.7% for the third quarter and first nine months of 2008, respectively.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance
Loss ratio	193.7%	169.5%	24.2 pps	243.2%	96.8%	146.4 pps
Expense ratio	16.1%	14.6%	1.5 pps	14.4%	18.5%	(4.1) pps

Combined ratio	209.8%	184.1%	25.7 pps	257.6%	115.3%	142.3 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the third quarter of 2008 compared to the corresponding period in 2007 as a result of lower premiums earned. The loss ratio increased in the first nine months of 2008 compared to the corresponding period in 2007 as a result of higher losses and LAE and lower premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the third quarter of 2008 compared to the corresponding period in 2007 was primarily due to lower premiums written. The decrease in the first nine months of 2008 compared to the corresponding period in 2007 was primarily due to decreases in amortization of deferred acquisition costs and employee compensation expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
	(Dollars in millions )			(Dollars in millions )
Primary NIW:
Flow channel	$6,156	$11,091	(44.5)%	$16,472	$28,883	(43.0)%
Structured finance channel	67	3,404	(98.0)%	418	8,180	(94.9)%

Total primary NIW	$6,223	$14,495	(57.1)%	$16,890	$37,063	(54.4)%

The decreases in PMI’s primary NIW for the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were principally due to changes to PMI’s pricing and underwriting guidelines that were implemented during the second half of 2007 and early 2008 and have decreased the types of loans that PMI will insure and, to a lesser extent, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from the Federal Housing Administration’s mortgage insurance programs.

Modified pool insurance — PMI wrote $0 and $4.1 million of modified pool risk in the third quarter and first nine months of 2008, respectively, compared to $41.5 million and $308.0 million of modified pool risk in the corresponding periods in 2007. This decline was driven by a reduction in demand for this product by our customers and capital conservation. We do not expect to write material amounts of modified pool risk, if any, in the forseeable future. Modified pool risk in force was $1.9 billion as of September 30, 2008, $2.9 billion as of December 31, 2007 and $2.8 billion as of September 30, 2007.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of September 30,		Percentage Change/ Variance
	2008	2007
	(Dollars in millions)
Primary insurance in force	123,142	119,969	2.6%
Primary risk in force	30,439	30,078	1.2%
Pool risk in force*	2,762	3,476	(20.5)%
Policy cancellations—primary (year-to-date)	17,732	19,729	(11.9)%
Persistency—primary	81.0%	73.3%	7.7pps

*	Includes modified pool and other pool risk in force. As of September 30, 2008, we adjusted pool risk in force to appropriately reflect the effect of loan repayments on risk limits.

Primary insurance in force and risk in force as of September 30, 2008 increased from September 30, 2007 primarily as a result of new insurance written, combined with higher persistency. The increase in PMI’s persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, reflects lower levels of residential mortgage refinance activity and home price declines.

The following table sets forth the percentages of PMI’s primary risk in force as of September 30, 2008 and December 31, 2007 in the ten states with the highest risk in force in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of September 30, 2008	Percent of Primary Risk in Force as of December 31, 2007
Florida	10.5%	10.8%
California	8.2%	8.1%
Texas	7.2%	7.2%
Illinois	5.1%	5.0%
Georgia	4.7%	4.7%
New York	3.8%	3.6%
Ohio	3.8%	3.8%
Pennsylvania	3.3%	3.3%
Washington	3.1%	3.1%
New Jersey	3.1%	3.0%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the third quarter and first nine months of 2008, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans primarily as a result of changes in PMI’s pricing and underwriting guidelines. The following table presents PMI’s less-than-A quality loans and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of :
Primary NIW- flow channel	$8	0.1%	$1,166	10.5%	$289	1.8%	$2,534	8.8%
Primary NIW- structured finance channel	1	1.5%	638	18.7%	26	6.2%	1,506	18.4%

Total primary NIW	$9	0.1%	$1,804	12.4%	$315	1.9%	$4,040	10.9%

Alt-A loan amounts and as a percentage of:
Primary NIW- flow channel	$4	0.1%	$3,161	28.5%	$1,176	7.1%	$9,877	34.2%
Primary NIW- structured finance channel	4	6.0%	51	1.5%	12	2.9%	1,367	16.7%

Total primary NIW	$8	0.5%	$3,212	22.2%	$1,188	7.0%	$11,244	30.3%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
ARM amounts and as a percentage of :
Primary NIW- flow channel	$55	0.9%	$477	4.3%	$224	1.4%	$1,687	5.8%
Primary NIW- structured finance channel	2	3.0%	640	18.8%	33	7.9%	2,175	26.6%

Total primary NIW	$57	0.9%	$1,117	7.7%	$257	1.5%	$3,862	10.4%

Above-97 loan amounts and as a percentage of:
Primary NIW- flow channel	$4	0.1%	$3,776	34.0%	$974	5.9%	$9,917	34.3%
Primary NIW- structured finance channel	3	4.5%	709	20.8%	113	27.0%	2,537	31.0%

Total primary NIW	$7	0.1%	$4,485	30.9%	$1,087	6.4%	$12,454	33.6%

The decreases shown above in the percentages of PMI’s NIW consisting of ARMs and Above-97s were driven primarily by changes in PMI’s pricing and underwriting guidelines. We no longer insure Above-97s, except under commitments issued prior to March 1, 2008.

In the third quarter and first nine months of 2008, interest only loans were insured primarily through PMI’s flow channel and such loans were primarily sold to the GSEs. The vast majority of interest only loans insured in the third quarter and first nine months of 2008 have ten year terms and are subject to additional underwriting criteria to limit the potential for layered risk.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
Interest only loan amounts and as a percentage of :
Primary NIW- flow channel	$287	4.7%	$2,565	23.1%	$1,064	6.5%	$7,203	24.9%
Primary NIW- structured finance channel	2	3.0%	31	90.0%	11	2.6%	1,014	12.4%

Total primary NIW	$289	4.6%	$2,596	17.9%	$1,075	6.4%	$8,217	22.2%

Payment option ARMs amounts and as a percentage of:
Primary NIW- flow channel	$5	0.1%	$321	2.9%	$47	0.3%	$1,014	3.5%

Total primary NIW	$5	0.1%	$321	2.2%	$47	0.3%	$1,014	2.7%

The following table presents PMI’s less-than-A quality loans, Alt-A loans, ARMs, Above-97s, interest only, and payment option ARMs loans as percentages of primary risk in force:

	September 30, 2008	December 31, 2007	September 30, 2007
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	7.4%	8.1%	8.1%
Less-than-A Quality loans with FICO scores below 575 *	1.9%	2.2%	2.2%
Alt-A loans	20.0%	22.8%	23.4%
ARMs (excluding 2/28 Hybrid ARMs)	8.4%	9.5%	10.2%
2/28 Hybrid ARMs **	2.5%	3.3%	3.8%
Above-97s (above 97% LTV’s)	22.6%	24.6%	23.9%
Interest Only	12.5%	14.2%	14.2%
Payment Option ARMs	3.6%	3.8%	3.9%

*	Less-than-A with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada, and discontinued operations and losses on the sales of PMI Australia and PMI Asia:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(Dollars in millions)			(Dollars in millions)
PMI Europe	$(44.5)	$(8.4)	—	$(52.6)	$(3.8)	—
PMI Canada	(1.5)	(0.3)	—	(4.2)	(0.7)	—

Loss from continuing operations*	(46.0)	(8.7)	—	(56.8)	(4.5)	—

Loss from discontinued operations	(80.5)	22.6	—	(20.9)	69.6	(130.0)%

Net (loss) income*	$(126.6)	$13.9	—	$(77.7)	$65.1	—

*	May not total due to rounding

PMI Europe

The following table sets forth the financial results of PMI Europe for the periods set forth below:

	Three Months Ended September 30,		Percentage change	Nine Months Ended September 30,		Percentage change
	2008	2007		2008	2007
	(USD in millions)			(USD in millions)
Net premiums written	$2.6	$4.4	(40.9)%	$14.0	$11.3	23.9%

Premiums earned	$3.6	$3.6	—	$10.4	$10.8	(3.7)%
Net (losses) gains from credit default swaps	(9.9)	(8.4)	17.9%	0.4	(5.0)	108.0%
Net investment income	3.2	2.1	52.4%	10.2	6.7	52.2%
Net realized gains (losses)	0.9	(0.2)	—	0.2	(0.2)	200.0%
Other loss	—	—	—	—	(0.1)	(100.0)%

Total revenues	(2.2)	(2.9)	(24.1)%	21.2	12.2	73.8%

Losses and LAE	34.4	2.7	—	57.0	4.7	—
Other underwriting and operating expenses	11.4	4.2	171.4%	22.3	10.6	110.4%

Total losses and expenses	45.8	6.9	—	79.3	15.3	—

Loss before taxes	(48.0)	(9.8)	—	(58.1)	(3.1)	—
Income tax expense (benefit)	(3.5)	(1.4)	150.0%	(5.5)	0.7	—

Net loss	$(44.5)	$(8.4)	—	$(52.6)	$(3.8)	—

The average USD/Euro currency exchange rate was 1.5040 and 1.5221 in the third quarter and first nine months of 2008, respectively, compared to 1.3746 and 1.3447 in the corresponding periods in 2007. The changes in the average USD/Euro currency exchange rates negatively impacted PMI Europe’s financial results by $3.8 million and $6.1 million in the third quarter and first nine months of 2008, respectively.

Premiums written and earned — Net premiums written decreased in the third quarter of 2008 compared to the corresponding period in 2007 primarily due to the reconfiguration of our European operations in the quarter to conserve capital and reduce expenses. Net premiums written increased in the first nine months of 2008 compared to the corresponding period in 2007 primarily due to growth in new reinsurance written in the U.K. The decrease in premiums earned in the first nine months of 2008 compared to the corresponding period in 2007 was due primarily to decreases in premiums earned associated with the Royal & SunAlliance (“R&SA”) insurance portfolio acquired in 2003.

Net (losses) gains from credit default swaps — PMI Europe is currently a party to fourteen credit default swap (“CDS”) contracts that are classified as derivatives. Net losses from its credit default swaps were primarily a result of changes in the fair value of the derivative contracts in the third quarter of 2008 due to the significant widening of CDS spreads during the period. Net losses were partially offset by gains from increased cash flows from new contracts concluded in the fourth quarter of 2007. As a result of these factors, we recorded mark-to-market losses of $9.9 million and $8.4 million for the third quarter of 2008 and 2007, respectively, related to the credit derivative liabilities. (See also Part II, Item 1A. Risk Factors – We are exposed to risk in our European operations.)

Net investment income — PMI Europe’s net investment income consists primarily of interest income from its investment portfolio including cash deposits, and gains and losses on foreign currency re-measurement. The pre-tax book yield was 4.08% and 4.40% for September 30, 2008 and 2007, respectively. The increase in net investment income in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 was primarily due to foreign currency re-measurement. The increase in net investment income in the first nine months of 2008 was also attributable to the strengthening of the Euro relative to the dollar.

Losses and LAE — PMI Europe’s losses and LAE includes claim payments and changes in reserves. Claim payments (excluding payments for CDS accounted as derivatives) totaled $0.7 million and $3.8 million in the third quarter and first nine months of 2008, respectively, compared to $1.2 million and $3.4 million in the corresponding periods in 2007. We increased PMI Europe’s loss reserves by $33.7 million and $53.2 million in the third quarter and first nine months of 2008, respectively, primarily due to the deteriorating performance of certain U.S. subprime exposures on which PMI Europe provided reinsurance coverage in 2005 (see also Part I, Item 2, Conditions and Trends Affecting our Business- PMI Europe) and, to a lesser extent, increased defaults on the Italian primary flow business.

Underwriting and operating expenses — The increases in underwriting and operating expenses in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were primarily due to severance costs related to the reconfiguration of PMI Europe and the strengthening of the Euro relative to the U.S. dollar.

Risk in force — PMI Europe’s risk in force as of September 30, 2008 decreased from $9.4 billion at December 31, 2007 to $8.0 billion. The decrease was primarily due to a number of credit default swap contracts being called as scheduled and no significant new business writings.

Income taxes — The effective tax rate for PMI Europe for the nine months ended September 30, 2008 is primarily driven by the Irish statutory tax rate of 12.5%. The tax rate for 2007 reflected certain U.S. tax expense derived from PMI Europe earnings that were allocated to the international business segment.

PMI Canada

The table below sets forth the financial results of PMI Canada:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(USD in millions)			(USD in millions)
Total revenues	$1.8	$0.9	100.0%	$3.6	$1.4	157.1%

Losses and LAE	0.1	—	—	0.1	—	—
Underwriting and operating expenses	3.2	1.4	128.6%	7.7	2.5	—

Total losses and expenses	3.3	1.4	135.7%	7.8	2.5	—

Loss before taxes	(1.5)	(0.5)	200.0%	(4.2)	(1.1)	—
Income tax (benefit) expense	—	(0.2)	(100.0)%	—	(0.4)	(100.0)%

Net Loss	$(1.5)	$(0.3)	—	$(4.2)	$(0.7)	—

We are in the process of closing our operations in Canada, and estimate that the total costs to exit Canada will be between $8.2 million and $9.6 million, pre-tax. We expect to repatriate to PMI between $40 and $50 million of capital in the fourth quarter of 2008, subject to final regulatory approval. To close our operations in Canada, we must facilitate the removal of PMI Canada’s risk in force and obtain regulatory approvals.

Discontinued Operations

In August 2008, we entered into definitive agreements to sell our wholly-owned subsidiaries, PMI Australia and PMI Asia, to a third party. In connection with these agreements, we classified the operations, and assets and liabilities of PMI Australia and PMI Asia as discontinued operations for all periods presented. During the third quarter of 2008 we recorded a loss on impairment of discontinued operations of $80.5 million after taxes ($63.2 from the impairment of PMI Australia and $17.3 million from PMI Asia).

The following table represents PMI Australia’s results of operations which were recorded as discontinued operations, and loss on impairment of PMI Australia:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Premiums earned	$45,159	$44,224	$141,234	$120,693
Net investment (loss) income	(13,820)	18,815	38,863	52,205
Other income	333	487	(359)	376

Total revenues	31,672	63,526	179,738	173,274
Losses and loss adjustment expenses	23,765	21,849	66,728	48,150
Other underwriting and operating expenses	14,234	13,659	41,427	36,355

(Loss) income before income taxes from discontinued operations	(6,327)	28,018	71,583	88,769
Income tax (benefit) expense	(1,877)	8,304	21,555	26,579

(Loss) income from discontinued operations	$(4,450)	$19,714	$50,028	$62,190

Loss on impairment of discontinued operations before income tax	(22,819)	—	(22,819)	—
Income tax expense	40,415	—	40,415	—

Loss on impairment PMI Australia	$(63,234)	$—	$(63,234)	$—

Net investment loss during the quarter ended September 30, 2008 was primarily due to the disposal of the majority of PMI Australia’s investment portfolio. Loss on impairment of PMI Australia was principally due to receiving a portion of the purchase price in the form of a note issued by the purchaser, the payment of which is contingent on certain performance criteria, and selling and other costs, including a $46.5 million reinsurance premium associated with the transaction, partially offset by gains on realization of accumulated other comprehensive income relating to foreign currency translation adjustment. The income tax expense related to the sale reflects the recognition of a U.S. taxable gain, reduced by the benefits of certain foreign tax credits generated by the sale.

The following table represents PMI Asia’s results of operations which were recorded as discontinued operations, and loss on impairment of PMI Asia:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total Revenues	$5,669	$3,691	$13,320	$10,106
Losses and loss adjustment expenses	11	(38)	(38)	(2)
Other underwriting and operating expenses	861	462	2,540	1,393

Income before income taxes from discontinued operations	4,797	3,267	10,818	8,715
Income taxes	398	355	1,211	1,306

Income from discontinued operations	$4,399	$2,912	$9,607	$7,409

Loss on impairment of discontinued operations before income tax	(15,376)	—	(15,376)	—
Income tax expense	1,880	—	1,880	—

Loss on impairment of PMI Asia	(17,256)	—	(17,256)	—

Financial Guaranty

Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re. The financial results of PMI Guaranty are reported as discontinued operations.

Equity in earnings (losses) from unconsolidated subsidiaries

Equity in earnings from RAM Re in the third quarter of 2008 was $9.4 million and equity in losses in the first nine months of 2008 was $51.2 million, compared to equity in earnings of $2.2 million and $7.9 million in the corresponding periods in 2007. The equity in earnings from RAM Re in the third quarter of 2008 was due primarily to RAM Re’s unrealized mark-to-market gains on its credit derivative portfolio partially offset by increased losses and loss adjustment expenses. We realized an other-than-temporary impairment charge of $2.9 million to reduce the carrying value of our investment in RAM Re to its fair value of $6.5 million. The equity in losses in the first nine months of 2008 was due primarily to RAM Re’s increases in loss reserves related to continuing deterioration in the performance of RMBS.

In the first quarter of 2008, we impaired our investment in FGIC, and reduced the carrying value of the investment from $103.6 million as of December 31, 2007 to zero. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable.

Discontinued Operations

During the third quarter of 2008, PMI Guaranty paid approximately $152 million of its excess capital to The PMI Group, of which $144 million was reinvested in U.S. Mortgage Insurance Operations. Having substantially completed its runoff activities, we are now reporting the results of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented. We expect to merge PMI Guaranty into our U.S. Mortgage Insurance Operations during the fourth quarter of 2008 subject to regulatory approval.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(Dollars in millions)			(Dollars in millions)
Net investment income	$2.9	$1.9	52.6%	$6.1	$7.0	(12.9)%
Net realized investment losses	(1.0)	(1.9)	47.4%	(1.0)	(3.2)	68.8%
Change in fair value of certain debt instruments	66.3	—	—	111.9	—	—
Other income	2.2	4.6	(52.2)%	8.8	11.0	(20.0)%

Total revenues	70.4	4.6	—	125.8	14.8	—

Share-based compensation expense	1.9	2.9	(34.5)%	8.4	13.5	(37.8)%
Other operating expenses	19.8	14.0	41.4%	52.7	47.4	11.2%

Total other operating expenses	21.7	16.9	28.4%	61.1	60.9	0.3%
Interest expense	11.1	7.6	46.1%	27.9	22.7	22.9%

Total expenses	32.8	24.5	33.9%	89.0	83.6	6.5%
Loss before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	37.6	(19.9)	—	36.8	(68.8)	153.5%
Equity in (losses) earnings from unconsolidated subsidiaries	(0.2)	—	—	(0.4)	0.3	—

Net (loss) income before income taxes	37.4	(19.9)	—	36.4	(68.5)	153.1%
Income tax expense (benefit)	10.0	(8.9)	—	9.5	(22.8)	141.7%

Net income (loss)	$27.4	$(11.0)	—	$26.9	$(45.7)	158.9%

Change in fair value of certain debt instruments — The change in fair value of certain debt instruments in the third quarter and first nine months of 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. In connection with our adoption of SFAS No. 159, we elected the fair value option presented by SFAS No. 159 with respect to certain of our long term debt instruments. The realized gains of $66.3 million and $111.9 million in the third quarter and first nine months of 2008, respectively, are the result of fluctuations of fair value in the first nine months of 2008 primarily due to widening credit spreads and changes in interest rates.

Share-based compensation expenses — The decreases in share-based compensation in the third quarter and first nine months of 2008 from the corresponding periods in 2007 were primarily due to a decrease in fair value of share-based compensation and number of stock units granted in 2008.

Other operating expenses — The changes in other operating expenses in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 were due to increased legal fees and impairments of capitalized software projects and to a lesser extent, increased employee compensation costs.

Income taxes —The tax rates of 26.7% for the third quarter and 26.1% for the first nine months of 2008 were lower than the 2007 tax rates of 44.7% and 33.3% for the corresponding periods in 2007 due primarily to due to allocation of certain federal and state taxes to the Corporate and Other business segment.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; and (iii) maturing or refunded investments and investment income from The PMI Group’s stand-alone investment portfolio. The PMI Group’s ability to access these sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its capital instruments, payments of dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. Our 5.568% Senior Notes of $45 million are due and will be paid on November 15, 2008.

The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $232.3 million at September 30, 2008 compared to $78.6 million at September 30, 2007. It is our present intention to maintain at least $75 million of liquidity at our holding company in connection with rating agency considerations.

On October 22, 2008, we completed the sale of PMI Australia to a third party. In connection with the sale, we received a cash payment of approximately $746 million as well as a note (the “Australia Note”) in the principal amount of $187 million, which is payable in September 2011 and is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets, (ii) PMI is required to satisfy any claims for any breach of warranties under the sale agreement and (iii) subject to our completion of the sale of PMI Asia to the third party purchaser, performance of PMI Asia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and the amount of the note to be issued in connection with the sale of PMI Asia has been reduced to zero. Net loss on impairment of PMI Australia was principally due to receiving a portion of the purchase price in the form of a note issued by the purchaser, the payment of which is contingent on certain performance criteria, and selling and other costs which includes a $46.5 million reinsurance premium associated with the transaction, partially offset by gains on realization of accumulated other comprehensive income relating to foreign currency translation adjustment.

On August 29, 2008, we announced our agreement to sell PMI Asia for an aggregate purchase price of $56 million, subject to certain adjustments, of which 80% of the purchase price will be paid in cash on the date of closing, and the remaining 20% of the purchase price will be paid in the form of a note (the “Hong Kong Note”) issued upon closing. The Hong Kong note, once issued, matures and is payable in September 2011, and the actual amount payable on the Hong Kong Note will be reduced to the extent (i) the performance of PMI Asia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets, (ii) we are required to satisfy any claims for any breach of warranties under the sale agreement and (iii) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and the amount of the Australia note has been reduced to zero. We are currently discussing post-closing issues with the buyer. While we expect the sale of PMI Asia to close in the fourth quarter of 2008, there can be no assurance that the transaction will be completed upon the agreed upon terms or at all.

We may transfer or assign the interests under the Australia Note or the Hong Kong Note without restriction. Due to the contingent nature of the notes, we will not record the notes as assets in our consolidated financial statements.

As a result primarily of higher losses and LAE in 2007 and 2008, we require additional capital and/or capital relief (in addition to the amounts received in connection with the sale of PMI Australia and the amounts we expect to receive from the sale of PMI Asia), as described further under Part II, Item 1A. Risk Factors—Our policyholders position could decline and our risk-to-capital ratio could increase beyond the levels necessary to meet various capital adequacy requirements and We may face liquidity issues at our holding company. The amount of capital and/or capital relief required are affected by a variety of factors, many of which are difficult to predict and may be outside of our control. These factors include, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and cure rates and losses and LAE;

•	PMI Mortgage Insurance Co.’s (“MIC”) ability to comply with policyholder position requirements and risk-to-capital requirements imposed by regulators as well as under our credit facility;

•	determinations and views, many of which are subjective rather than quantitative in nature, of the GSEs and rating agencies;

•	financial and other covenants and event of default triggers in our credit facility;

•

the performance of PMI Europe, which is affected by, among other things, the U.S. mortgage market and changes in the fair value of CDS derivative contracts resulting from the widening of RMBS credit spreads; and

•	any requirements to provide capital under the PMI Europe or CMG capital support agreements.

On an ongoing basis, we are exploring available alternatives to enhance our liquidity and capital at PMI and The PMI Group, including debt or equity offerings, obtaining reinsurance for our insurance subsidiaries’ existing or future books of business and/or limiting the new insurance written by our insurance subsidiaries. Given current market conditions generally and in our industry, as well as the possibility that we may need to raise additional capital with little notice, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms, in a timely manner or at all. Other measures that we may take to address these issues, including, but not limited to, the reduction of NIW, may be inadequate to maintain PMI’s policyholder position and risk-to-capital levels within required limits. (See also Part II, Item 1A. Risk Factors – There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.)

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are written premiums and net investment income. As described below under Part II, Item 1A. Risk Factors – Our policyholders position could decline and our risk-to-capital ratio could increase beyond the levels necessary to meet various capital adequacy requirements and We may face liquidity issues at our holding company, unless we raise new capital and/or reduce PMI’s NIW and risk-in-force, PMI’s policyholder position will likely decline and its risk-to-capital ratio could increase beyond the levels necessary to meet certain capital adequacy requirements and to be in compliance with our credit facility.

International Operations and Financial Guaranty Liquidity —Negative rating agency actions with respect to PMI and PMI Europe have negatively affected, and could further negatively affect in the future, the financial condition and results of operations of our International operations. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.)

Credit Facility

In the first quarter of 2008 we amended our existing revolving credit facility. The amendment to the credit facility reduced the amount available under the facility from $400 million to $300 million, subject to additional reductions in the event of certain asset sales or equity or debt issuances, with the maximum amount by which the facility can be reduced equal to $150 million. Upon completion of the sale of PMI Australia, the amount available under the facility was reduced to $250 million. The facility includes a $50 million letter of credit sub-limit. Pursuant to the terms of the amendment, our ability to borrow under the facility was subject to a number of conditions, including that the stock of MIC be pledged in favor of the lenders under the facility and noteholders under certain of our senior notes. On April 24, 2008, we satisfied this condition by entering into a Shared Collateral Pledge Agreement with U.S. Bank National Association as collateral agent (the “Collateral Agent”), pursuant to which we granted a security interest in the stock of MIC in favor of the Collateral Agent, for the benefit of both the lenders under the revolving credit facility and the noteholders under certain of our senior notes. In May 2008, we borrowed $200 million under the facility. There are three outstanding letters of credit related to the facility totaling approximately $0.3 million.

The amendment contains changes and additions to the existing financial covenants. The amendment reduces the requirement for our Adjusted Consolidated Net Worth (as defined in the facility) from $2.19 billion to $1.5 billion. In addition, under the amended facility, mark-to-market unrealized losses and gains on swap contracts with respect to PMI Europe, FGIC and RAM Re and the loss realized in connection with the sale of PMI Australia (as determined in accordance with GAAP) in an amount equal to no more than 20% of the entity’s pre-sale book value are excluded from the calculation of Adjusted Consolidated Net Worth. The amended facility contains a risk-to-capital ratio requirement of 20 to 1 with respect to MIC and a maximum total debt to total capitalization percentage requirement of 35%.

The amendment also added additional conditions to our being able to borrow additional amounts under the facility. Among other things, we will not be able to borrow additional amounts if either (1) MIC fails to meet GSE eligibility requirements for mortgage insurers or (2) there exist any limitations that were not in effect on the date of the credit facility amendment with respect to the eligibility of mortgages insured by MIC for purchase by the GSEs that would adversely affect (other than in a manner that is insubstantial) the ability of MIC to conduct its business as it was conducted on the date of the credit facility amendment. There can be no assurance that we will be able to meet the conditions required to borrow additional amounts under the facility.

The amended facility also contains additional covenants and restrictions. Among these are restrictions on asset dispositions and investments. While we are generally permitted under the amended facility to make additional investments in MIC and its subsidiaries, our ability to invest in our reinsurance subsidiaries is subject to dollar limitations (other than with regard to four of TPG’s subsidiaries whose capital stock was pledged to the bank group on or about September 29, 2008). The amended facility does not permit us to make additional investments in PMI Guaranty (other than pursuant to existing support arrangements), FGIC or RAM Re. In the third quarter of 2008, we requested and received 100% of the lenders’ consent for the sale of PMI Australia and PMI Asia to a third party. In addition, on September 29, 2008 we completed the pledge of stocks of four reinsurance subsidiaries to the bank group and invested $25 million in one of the subsidiaries, PMI Reinsurance Co. The amended facility includes additional events of default, including MIC receiving a notice from either of the GSEs that it has been suspended as an approved mortgage insurer and having failed to cure such suspension within 30 days, MIC being disqualified or terminated as an approved mortgage insurer by either of the GSEs, MIC failing to maintain a financial strength rating of at least “Baa” from Moody’s while also failing to maintain a financial strength rating of at least “BBB” from Standard & Poor’s, or our material insurance subsidiaries (as defined in the facility) being subject to certain regulatory actions or restrictions by their respective primary insurance regulators that are not cured within specified periods of time. Upon an event of default, we would likely be required to repay all outstanding indebtedness and would be unable to draw on the facility, and the lenders would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility also could trigger an event of default under our outstanding senior notes. See also Part II, Item 1A. Risk Factors—Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.

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

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Corporation. Under the Allstate agreement, PMI may not pay a dividend if, after the payment of that dividend, PMI’s risk-to-capital ratio would equal or exceed 23 to 1. As of September 30, 2008, PMI’s risk-to-capital ratio was 15.7 to 1 compared to 9.6 to 1 at September 30, 2007.

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Fixed income securities	$27,659	$25,340	$78,817	$73,605
Equity securities	5,351	5,543	16,713	13,804
Short-term investments and cash and cash equivalents	3,582	3,050	11,066	11,843

Investment income before expenses	36,592	33,933	106,596	99,252
Investment expenses	(494)	(346)	(1,477)	(1,159)

Net investment income	$36,098	$33,587	$105,119	$98,093

The increases in net investment income in the third quarter and first nine months of 2008 compared to the same periods in 2007 were primarily due to the growth of PMI’s fixed income portfolio, partially offset by a decrease in pre-tax book yield. Our consolidated pre-tax book yield was 4.16% and 5.10% as of September 30, 2008, and 2007, respectively.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of September 30, 2008 and December 31, 2007. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” consist of the investment portfolio of PMI Guaranty:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
September 30, 2008
Fixed income securities:
U.S. Municipal bonds	$1,715,169	$—	$617	$98,327	$1,814,113
Foreign governments	—	47,566	—	—	47,566
Corporate bonds	675	110,605	—	34,220	145,500
U.S. government and agencies	8,429	—	—	143	8,572
Mortgage-backed securities	1,759	—	—	1,532	3,291

Total fixed income securities	1,726,032	158,171	617	134,222	2,019,042

Equity securities:
Common stocks	9,883	—	—	—	9,883
Preferred stocks	212,703	—	—	—	212,703

Total equity securities	222,586	—	—	—	222,586
Short-term investments	980	—	—	1,300	2,280

Total investments	$1,949,598	$158,171	$617	$135,522	$2,243,908

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. Municipal bonds	$1,521,367	$—	$167,915	$13,542	$1,702,824
Foreign governments	—	265,653	—	—	265,653
Corporate bonds	675	—	—	36,789	37,464
U.S. government and agencies	7,511	—	—	976	8,487
Mortgage-backed securities	2,053	—	—	1,667	3,720

Total fixed income securities	1,531,606	265,653	167,915	52,974	2,018,148

Equity securities:
Common stocks	116,005	4	—	1,242	117,251
Preferred stocks	277,165	—	22,465	—	299,630

Total equity securities	393,170	4	22,465	1,242	416,881
Short-term investments	951	—	—	1,300	2,251

Total investments	$1,925,727	$265,657	$190,380	$55,516	$2,437,280

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. At September 30, 2008, the fair value of these securities in our consolidated investment portfolio decreased to $2.2 billion as of September 30, 2008 from $2.4 billion as of December 31, 2007.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of September 30, 2008:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	48%	72%	92%	59%	52%
AA	31%	8%	8%	31%	28%
A	18%	13%	0%	9%	16%
BBB	3%	5%	0%	1%	4%
Below investment grade	—	2%	—	—	—

Total	100%	100%	100%	100%	100%

As of September 30, 2008, approximately $854.9 million, or 29.0% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of September 30, 2008.

	Fair Value (in thousands)	% of Consolidated Investments
MBIA	$238,030	8.1%
FGIC	190,843	6.4%
FSA	159,291	5.4%
AMBAC	175,536	6.0%
Other	91,201	3.1%

Total	$854,901	29.0%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of September 30, 2008, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency or, when an external rating is not available, the underlying rating is included in the not rated category.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	41%	72%	92%	53%	47%
AA	24%	8%	8%	22%	22%
A	29%	13%	0%	24%	26%
BBB	6%	5%	0%	1%	5%
Below investment grade	—	2%	—	—	—
Not rated	—	—	—	—	—

Total	100%	100%	100%	100%	100%

Capital Support Obligations

PMI has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, PMI may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. PMI also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of September 30, 2008, CMG MI’s risk-to-capital ratio is at 15.5 to 1.

PMI also has capital support agreements with PMI Guaranty and PMI Canada, with a corresponding guarantee from The PMI Group for PMI’s capital support agreement with PMI Guaranty. Because PMI Guaranty has substantially completed its runoff activities and we terminated our Canadian operations in PMI Canada, we believe there are no remaining material support obligations under the PMI Guaranty or PMI Canada capital support agreements. PMI also had a capital support agreement with PMI Australia and corresponding guarantee from the PMI Group. As a result of our sale of PMI Australia, there are no remaining obligations under PMI’s capital support agreement with PMI Australia nor under the corresponding guarantee from the PMI Group.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. However, in the event we are called upon to immediately satisfy amounts under our credit facility and/or senior notes in 2009, there may not be funds at our holding company to repay the debt. (See also Part II, Item 1A. Risk Factors—We may face liquidity issues at our holding company.)

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $232.1 million in the first nine months of 2008 compared to $271.6 million in the first nine months of 2007. Cash flows from operations decreased primarily due to increases in claim payments from PMI. We expect cash flows from operating activities to be negatively affected throughout 2008 due to payment of claims from loss reserves recorded by PMI in 2007 and 2008.

Consolidated cash flows used in investing activities in the first nine months of 2008, including purchases and sales of investments and capital expenditures, were $98.0 million compared to consolidated cash flows used in investing activities of $123.8 million in the first nine months of 2007. The decrease in cash flows used in investing activities in the first nine months of 2008 compared to the corresponding period in 2007 was due primarily to increased proceeds from sales of fixed income and equity securities without a corresponding increase in security purchases.

Consolidated cash flows provided by financing activities were $200.3 million in the first nine months of 2008 compared to cash flows used in financing activities of $185.6 million of cash used in the first nine months of 2007. The significant increase in cash provided by financing activities in 2008 was due to the $200 million of proceeds from our line of credit in the first nine months of 2008.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries as of October 31, 2008:

	Standard & Poor’s	Fitch	Moody’s	DBRS
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	A-	BBB+	A3	AA
PMI Insurance Co.	A-	BBB+	A3	—
PMI Canada	—	—	—	AA
PMI Europe	A-	BBB+	A3	—
CMG MI	AA-	AA	—	—
FGIC	BB	CCC	B1	—
RAM Re	A+	—	A3	—
Senior Unsecured Debt
The PMI Group	BBB-	BB	Baa3	—
Capital Securities
PMI Capital I	BB	BB-	Ba1	—

Recent Developments Relating to Mortgage Insurance Companies Ratings

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

On June 5, 2008, Fitch lowered its insurer financial strength rating on PMI and PMI Europe from “AA” (Rating Watch Negative) to “A+” (Rating Watch Negative) and its long-term issuer rating of The PMI Group from “A” (Rating Watch Negative) to “BBB+” (Rating Watch Negative).

On July 9, 2008, Moody’s lowered its insurer financial strength rating on PMI from “Aa2” (On Review for Possible Downgrade) to “A3” (Negative Outlook), and The PMI Group’s senior debt rating from “A1” (On Review for Possible Downgrade) to “Baa3” (Negative Outlook). Moody’s also lowered the rating of PMI Europe from “Aa3” (On Review for Possible Downgrade) to “A3” (Negative Outlook).

On August 26, 2008, Standard & Poor’s downgraded its counterparty credit and insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe from “A+” (Negative Outlook) to “A-” (CreditWatch with Negative Implications). Standard & Poor’s also downgraded its counterparty credit rating on The PMI Group from “BBB+” (Negative Outlook) to “BBB-” (CreditWatch with Negative Implications).

On October 7, 2008, Standard & Poor’s removed The PMI Group and its mortgage insurance subsidiaries, PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe from CreditWatch with Negative Implications. At the same time, Standard & Poor’s affirmed the ratings on all of these companies, and revised the Outlook to Negative.

On October 10, 2008, Moody’s announced that it placed on review for possible downgrade the “A3” insurance financial strength rating of PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe. Moody’s also placed the “Baa3” senior unsecured debt rating of the holding company, The PMI Group, under review for possible downgrade. Moody’s noted that “these rating actions primarily reflect the rating agency’s expectation of further stress on the company’s risk-adjusted capital position in light of continued deterioration in housing fundamentals, as reflected in the upward revisions to Moody’s loss expectations for certain residential mortgage-backed securities announced in September.”

On October 17, 2008, Fitch lowered its insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe from “A+” (Rating Watch Negative) to “BBB+” (Negative). Fitch also lowered its long-term issuer debt rating of The PMI Group from “BBB+” (Negative) to “BB” (Rating Watch Negative). These ratings have been removed from Rating Watch Negative, and the Outlook has been revised to Negative. In taking these actions, Fitch stated among other things, that these actions “incorporate[d] expectations of continued losses in 2005 through early 2008 vintages, which, when compared to the rest of the MI industry, include higher concentration levels to geographic regions and mortgage products are under the greatest stress.” Fitch also noted that “the ratings differential between the operating company and the holding company reflect concerns that PMI’s holding company liquidity position is at increased risk arising from certain financial and ratings-based covenants within the company’s bank credit facility, particularly with regard to a maximum risk-to-capital ratio of 20:1.”

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses and the need for additional capital. There can be no assurance that our wholly-owned insurance subsidiaries will not be downgraded in the future.

Any additional ratings downgrade in the future, or the announcement of a potential downgrade or other concern relating to the financial strength of our wholly-owned insurance subsidiaries could have a material adverse effect on our business prospects, our ability to compete, our holding company debt ratings, the ratings or performance of our other insurance subsidiaries (who may receive capital support from the downgraded subsidiary), or the ratings of CMG MI. (See Part II, Item 1A. Risk Factors – We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.) In addition, if MIC fails to maintain both a financial strength rating of at least “Baa” from Moody’s and a financial strength rating of at least “BBB” from Standard & Poor’s, an event of default will occur under our credit facility. (See Part II, Item 1.A Risk Factors—Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.)

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of September 30, 2008 and December 31, 2007 on a segment and consolidated basis:

	As of September 30, 2008			As of December 31, 2007
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$1,975.0	$2,675.0	$2,349.7	$933.8	$1,348.7	$1,133.1
International Operations	78.3	99.0	90.8	18.1	76.2	41.6
PMI Guaranty (1)	22.9	22.9	22.9	2.6	2.6	2.6

Consolidated loss and LAE reserves	$2,076.2	$2,796.9	$2,463.4	$954.5	$1,427.5	$1,177.3

(1)	PMI Guaranty does not prepare an actuarial range.

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

We established PMI’s reserves at September 30, 2008 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at September 30, 2008 was approximately the mid-point of the actuarial range.

Our increases to the reserve balance in the first nine months of 2008 were primarily due to PMI’s higher default inventory and higher expected claim rates and claim sizes on reported delinquencies driven by increases in the average loan size and coverage level within PMI’s default inventory. Continuing deterioration of the U.S. housing and mortgage markets caused PMI’s default inventory, claim rates and claim sizes to increase in the first nine months of 2008. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status (cure rate). The increases in PMI’s average claim size have been driven by, among other things, an increase in delinquencies from loans with higher loan sizes and coverage levels, and declining home prices which limit PMI’s loss mitigation opportunities. During the third quarter of 2008, the increase in loss reserves was partially offset by a decrease in our estimated future claim rate due to our projected impact of future loss mitigation efforts and, to a lesser extent, by increased rescissions of insurance written in prior periods. Despite the third quarter improvement to our estimated claim rates, we have had significant increases in the number of notices of default and the estimated claim rate during the first nine months of 2008 as compared to the first nine months of 2007. These increases have been the primary driver of the large increases in loss reserves in 2008. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in millions)
Balance at January 1	$1,133.1	$366.2
Reinsurance recoverables	(35.9)	(2.9)

Net balance at January 1	1,097.2	363.3
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	1,237.1	419.6
Prior years	200.6	155.9

Total incurred	1,437.7	575.5
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(28.2)	(12.3)
Prior years	(549.7)	(232.1)

Total payments	(577.9)	(244.4)

Net balance at September 30	1,957.0	694.4
Reinsurance recoverables	392.7	3.9

Balance at September 30	$2,349.7	$698.2

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $577.9 million and $244.4 million for the periods ended September 30, 2008 and 2007, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $1.4 billion and $575.5 million for the nine months ended September 30, 2008 and 2007, respectively, are management’s best estimates of ultimate losses and LAE and, therefore, are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $200.6 million and $155.9 million for the nine months ended September 30, 2008 and 2007, respectively. The table below breaks down the nine months ended September 30, 2008 and 2007 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006	September 30, 2008 vs. December 31, 2007	September 30, 2007 vs. December 31, 2006
2001 and Prior	$—	$—	$—	$—	$(0.6)	$0.4
2002	224.1	225.1	224.3	221.7	(1.0)	2.6
2003	224.5	226.8	225.0	220.2	(2.3)	4.8
2004	239.4	241.3	238.0	229.1	(1.9)	8.9
2005	269.7	270.8	263.0	240.4	(1.1)	22.6
2006	405.5	410.3	377.4	260.8	(4.8)	116.6
2007	1,105.4	893.1	419.6	—	212.3	—

Total					$200.6	$155.9

The $200.6 million and $155.9 million increases related to prior years in the first nine months of 2008 and 2007, respectively, were due to re-estimations of ultimate loss rates from those established at the original notice of default, updated through the periods presented. The

$200.6 million increase in prior years’ reserves during the first nine months of 2008 reflected the significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Primary insurance	$2,195,289	$1,054,326
Pool insurance	154,362	78,754

Total reserves for losses and LAE	$2,349,651	$1,133,080

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$2,243,432	$1,062,150
IBNR	71,177	45,453
Cost to settle claims (LAE)	35,042	25,477

Total reserves for losses and LAE	$2,349,651	$1,133,080

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the September 30, 2008 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $112.2 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of September 30, 2008, the effect on pre-tax income would be approximately $3.6 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of September 30, 2008, the effect on pre-tax income would be approximately $1.8 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 14% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 16% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for credit default swap transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with credit default swaps executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at September 30, 2008 of $ 78.3 million to $98.7 million. PMI Europe’s recorded loss reserves at September 30, 2008 were $90.7 million, which represented our best estimate and an increase of $49.1 million from PMI Europe’s loss reserve balance of $41.6 million at December 31, 2007. The increase to PMI Europe’s loss reserves in 2008 was primarily due to the deteriorating performance of several U.S. subprime exposures on which PMI Europe provided reinsurance coverage.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$69,566	$33,044
IBNR	20,949	8,250
Cost to settle claims (LAE)	341	285

Total loss and LAE reserves	$90,856	$41,579

The following table provides a reconciliation of our International Operations segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2008 and 2007:

	2008	2007
	(Dollars in millions)
Balance at January 1	$41.6	$17.9
Reinsurance recoverables	(1.0)	(0.9)

Net balance at January 1	40.6	17.0
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	9.7	3.7
Prior years	47.4	1.0

Total incurred	57.1	4.7
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(3.8)	(3.4)

Total payments	(3.8)	(3.4)
Foreign currency translation	(4.0)	1.3

Net balance at September 30	89.9	19.6
Reinsurance recoverables	0.9	1.0

Balance at September 30	$90.8	$20.6

The increase in losses and LAE incurred relating to prior years of $47.4 million in the first nine months of 2008 was primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

PMI Guaranty — PMI Guaranty’s loss reserves of $22.9 million are related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2008
Fixed income securities:
U.S. municipal bonds	$1,396,429	$(94,204)	$37,734	$(8,248)	$1,434,163	$(102,452)
Foreign governments	22,509	(1,326)	13,482	(1,072)	35,991	(2,398)
Corporate bonds	73,512	(3,113)	47,803	(5,409)	121,315	(8,522)
U.S. government and agencies	3,996	(12)	—	—	3,996	(12)

Total fixed income securities	1,496,446	(98,655)	99,019	(14,729)	1,595,465	(113,384)
Equity securities:
Common stocks	9,867	(2,423)	—	—	9,867	(2,423)
Preferred stocks	115,083	(28,946)	47,012	(11,311)	162,095	(40,257)

Total equity securities	124,950	(31,369)	47,012	(11,311)	171,962	(42,680)

Total	$1,621,396	$(130,024)	$146,031	$(26,040)	$1,767,427	$(156,064)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. municipal bonds	$135,690	$(3,244)	$7,201	$(186)	$142,891	$(3,430)
Foreign governments	28,217	(850)	43,694	(1,207)	71,911	(2,057)
Corporate bonds	53,525	(1,190)	62,147	(2,590)	115,672	(3,780)
U.S. government and agencies	100	—	145	—	245	—

Total fixed income securities	217,532	(5,284)	113,187	(3,983)	330,719	(9,267)
Equity securities:
Common stocks	14,395	(339)	—	—	14,395	(339)
Preferred stocks	275,852	(34,908)	—	—	275,852	(34,908)

Total equity securities	290,247	(35,247)	—	—	290,247	(35,247)

Total	$507,779	$(40,531)	$113,187	$(3,983)	$620,966	$(44,514)

Unrealized losses in 2008 on fixed income securities were primarily due to the widening of credit spreads which have also increased market interest rates on most fixed income securities. Unrealized losses on preferred securities were primarily due to the widening of credit and sector spreads. These unrealized losses are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the fair value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $62.0 million and $75.2 million for the third quarter and first nine months of 2008, respectively.

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the quarter ended June 30, 2008, due to the novation of principally all of PMI Guaranty’s risk in force, we impaired the remaining deferred policy acquisition cost assets related to PMI Guaranty’s operations by $3.6 million reducing its value to zero. We also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during the third quarter of 2008.

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

At June 30, 2008, the carrying value of our investment in RAM Re had been reduced to zero due to equity in losses in RAM Re. During the third quarter of 2008, we recognized equity in earnings from RAM Re of $9.4 million which increased our investment in RAM Re to $9.4 million. In addition, however, we realized an other-than-temporary impairment charge of $2.9 million, which reduced the carrying value of our investment in RAM Re to $6.5 million.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations. A premium deficiency analysis was performed as of September 30, 2008. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in the third quarter and first nine months of 2008. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, our consolidated investment portfolio was $2.2 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2008, 90.0% of our investments were long-term fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of September 30, 2008:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$364,920
200 basis point decline	$259,732
100 basis point decline	$155,870
100 basis point rise	$(169,334)
200 basis point rise	$(318,296)
300 basis point rise	$(450,069)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 6.5 as of September 30, 2008.

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of September 30, 2008 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries based upon specified hypothetical percentage changes in foreign currency exchange rates as of September 30, 2008, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(17,120)	$(9,691)	$(26,811)
10% decline	$(11,413)	$(6,461)	$(17,874)
5% decline	$(5,707)	$(3,230)	$(8,937)
5% rise	$5,707	$3,230	$8,937
10% rise	$11,413	$6,461	$17,874
15% rise	$17,120	$9,691	$26,811

Foreign currency translation recorded as of September 30, 2008	$53,698	$4,235	$57,933

	U.S. Dollar relative to
As of September 30,	Euro	Canadian Dollar
2008	1.4093	0.9394
2007	1.4261	1.0075

The changes in the foreign currency exchange rates from the third quarter of 2007 to the third quarter of 2008 negatively affected our investments in our foreign subsidiaries by $6.0 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of September 30, 2008, $ 0.2 billion, including cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. As of September 30, 2008, $37.3 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated in the Canadian dollar. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of September 30, 2008 and 2007. The value of the Euro, and Canadian dollar weakened relative to the U.S. dollar as of September 30, 2008 compared to September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, in March 2008, we and certain of our executive officers were named in a securities class action complaint filed in the United States District Court for the Northern District of California (Lori Weinrib v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). Also in March 2008, we and the same executive officers were named in a second securities fraud class action complaint also filed in the United States District Court for the Northern District of California (Kimberly D. Holt v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). On April 17, 2008, the court issued an order consolidating the two actions for pretrial purposes. On June 20, 2008, the court appointed a lead plaintiff in the action. The plaintiffs filed a consolidated complaint on September 4, 2008, naming as defendants The PMI Group, Inc., L. Stephen Smith, David H. Katkov, Donald P. Lofe, Jr. and Bradley M. Shuster. On October 14, 2008, we filed a motion to dismiss the consolidated complaint. The hearing on our motion to dismiss is scheduled for December 12, 2008. We continue to believe that we have meritorious defenses and intend to defend ourselves vigorously.

On August 28, 2008, PMI Mortgage Insurance Co. (“PMI”) rescinded coverage on 5,565 loans that IndyMac Bank delivered to PMI for coverage in 2007 under a lender paid mortgage insurance program. On September 12, 2008, Indymac Federal Bank, FSB (“IndyMac”), by the Federal Deposit Insurance Corporation as Conservator, filed a complaint against PMI in the United States District Court for the Northern District of California alleging that PMI improperly rescinded mortgage insurance coverage on the 5,565 loans. The complaint seeks declaratory and injunctive relief and requests damages against PMI in an unspecified amount for breach of contract, tortuous breach of the implied covenant of good faith and fair dealing, and reformation. On November 4, 2008, IndyMac filed a supplemental complaint. PMI’s response to the supplemental complaint is due on November 24, 2008. We believe that we have meritorious defenses to the complaint and intend to defend against the complaint vigorously.

In April 2002, PMI commenced litigation in the United States District Court for the Northern District of California (PMI Mortgage Insurance Co. v. American International Specialty Lines Insurance Company, et al., Case No. 3:02-CV-01774) to obtain reimbursement from its former primary and excess insurance carriers for costs incurred by PMI, in connection with its defense and settlement of the class action litigation captioned Baynham et al. v. PMI Mortgage Insurance Co. In October 2006, PMI settled with the excess carriers, and on December 5, 2006, the court entered judgment in PMI’s favor in the amount of approximately $7.6 million, plus approximately $2.4 million in prejudgment interest. The insurers appealed the judgment in PMI’s favor, and on October 11, 2008, the Company received payment of the settlement proceeds of approximately $10.9 million, including interest, from the primary carrier related to the remaining claims in the litigation.

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

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A of our 2007 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2008, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

Current market volatility combined with falling home prices and rising unemployment have materially and adversely affected our business and results of operations, and we do not expect these conditions to improve in the near future.

The recent deterioration and volatility of credit and capital markets cast significant uncertainty in the domestic residential mortgage markets. Falling home prices and increasing foreclosures and unemployment have resulted in significant write-downs of mortgage-backed securities, credit default swaps and other derivative securities by financial institutions, including the GSEs and major commercial and investment banks. As a result of this market turmoil and significant tightening of credit and underwriting standards, many mortgage lenders have reduced, and in some cases, ceased to provide funding to borrowers.

Deterioration in economic conditions has generally increased the likelihood of borrowers defaulting on their mortgage loans. In addition, home prices continue to decline or have stopped appreciating in many regions of the United States, making it possible that borrowers with sufficient resources to make their mortgage payments may instead abandon their properties when their mortgage balances exceed the value of their homes. We do not anticipate that market conditions will improve in the near term. We have incurred increased losses as a result of the deterioration in economic conditions and the amount of new insurance written has declined, and we expect that these trends will continue to materially affect our results of operations and financial condition.

Our policyholders position could decline and our risk-to-capital ratio could increase beyond the levels necessary to meet various capital adequacy requirements.

PMI’s principal regulator is the Arizona Department of Insurance (the “Department”), whose regulations require PMI to maintain “policyholders position” of not less than a minimum computed under a formula set by statute. Other states in which PMI is licensed also use a “policyholders position” formula to determine a mortgage insurer’s capital adequacy. If a mortgage insurer does not meet the minimum required by the formula, it cannot write new business until its policyholders position meets the minimum. Other states require mortgage insurers to maintain certain risk-to-capital ratios, generally at 25 to 1. If a mortgage insurer’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit. Our revolving credit facility contains a risk-to-capital ratio requirement of 20 to 1 with respect to MIC and a maximum total debt to total capitalization percentage requirement of 35%. If PMI’s capital adequacy metrics exceed the limits discussed above, we would be in default under the credit facility, and could have to repay all outstanding indebtedness and would be unable to draw on the facility, and the lenders would have the right to terminate their loan commitments under the facility. See also Part II, Item 1.A Risk Factors – Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. Unless we raise new capital and/or reduce PMI’s NIW and risk-in-force, PMI’s policyholder position will likely decline and its risk-to-capital ratio could increase beyond the levels necessary to meet capital adequacy requirements imposed by regulators as well as under our credit facility. The amount of capital and/or capital relief we require will depend on a number of factors, such as economic conditions, compliance with regulatory policyholder position and risk-to-capital requirements and rating agencies and GSE requirements and determinations, many of which may be outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the rating agencies and GSEs, are subjective and not subject to specific quantitative standards. See also Part I, Item 2. Liquidity and Capital Resources.

We are considering options to reduce our risk in force through reinsurance, limiting new insurance written or other means and to obtain additional capital, which could occur through the sale of equity or debt securities. There can be no assurance that we will be able to raise any additional capital or procure capital relief in the future, either on acceptable terms and in a timely manner, or at all. Other measures that we may take to address these issues, including, but not limited to, the reduction of NIW, may be inadequate to maintain PMI’s policyholder position and risk-to-capital levels within required limits. See also Part II, Item 1A. There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

We have been negatively impacted by recent downgrades of the insurer financial strength ratings of some of our wholly-owned insurance subsidiaries. Additional adverse rating agency actions with respect to our insurance subsidiaries could further harm our financial condition and our business.

On August 26, 2008, Standard & Poor’s lowered its insurer financial strength rating on PMI to “A-” from “A+” and placed it under CreditWatch with Negative Implications. On October 7, 2008, Standard & Poor’s removed its CreditWatch designation and affirmed its “A-” rating on PMI with Negative Outlook. On October 10, 2008, Moody’s placed PMI under review for possible downgrades. On October 17, 2008, Fitch lowered its insurer financial strength rating on PMI to “BBB+” from “A+.” As a result of the recent downgrades of PMI, PMI Europe has been downgraded by and has received insurer financial strength ratings of “A-”, “BBB+” and “A3” from Standard & Poor’s, Fitch and Moody’s, respectively. PMI Europe’s rating is dependent in part upon the capital support of PMI.

Because of the recent downgrades, we submitted written remediation plans to each of the GSEs outlining, among other things, the steps we are taking or plan to take to increase our and PMI’s insurer financial strength and ultimately restore PMI’s insurer financial strength rating to the “AA” or equivalent categories. Both of the GSEs indicated that they will continue to treat PMI as an eligible mortgage insurer. Freddie Mac has stated that its forbearance from enforcing additional insurer requirements is wholly discretionary and subject to change as well as its review of monthly updates regarding PMI’s progress in implementing its remediation plan. Fannie Mae also requires periodic updates from PMI. Either of the GSEs or both of them, may require PMI to limit certain activities and practices in order to remain an eligible mortgage insurer with either of them. Such limitations could include, among other things, maximum risk-to-capital ratios and limitations on our ability to pay dividends or make other payments, which could limit our operating flexibility and limit the areas in which we may write new business. In addition, such limitations could prevent us from drawing under our credit facility. See Part II, Item 1A. We are dependent on our revolving credit facility as a significant source of liquidity.

In September 2008, the GSEs were placed into conservatorship by the U.S. Department of the Treasury (“Treasury”). In conservatorship, the GSEs could change their business practices with respect to the mortgage insurance industry or individual mortgage insurers, which could materially impact the quantity and level of mortgage insurance coverage required by the GSEs on residential mortgage loans or PMI’s status as an eligible mortgage insurer.

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

The recent downgrades also have had an adverse impact on PMI Europe. PMI Europe’s and The PMI Group’s recent downgrades have given rise to the right by certain counterparties to terminate their agreements, resulting in possible termination payments, and requiring PMI Europe to post collateral for the benefit of such counterparties. (See also Part II, Item 1A. We are exposed to risk in our European operations.) If the counterparties choose to exercise their rights to terminate the agreements, the termination payments could be significant and could materially impair our financial condition. The downgrade by Fitch of PMI Europe’s insurer financial strength rating has also had an adverse impact on PMI Asia, whose primary customer, in response to the downgrade, has ceased ceding business to PMI Asia.

We do not expect to regain PMI’s and PMI Europe’s “AA” or equivalent category insurer financial strength ratings from the rating agencies in the near term, and we cannot be sure that we will be able to regain this level of ratings at all. If we experience further downgrades, our business prospects, revenues, ability to compete, holding company debt ratings and the performance of our insurance subsidiaries could be significantly harmed. In addition, an event of default would occur under our credit facility if MIC fails to maintain a financial strength rating of at least “Baa” from Moody’s and fails to maintain a financial strength rating of at least “BBB” from Standard & Poor’s (see Part II, Item 1A. Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.). We will need to raise additional capital to regain our ratings. There can be no assurance that we will be able to raise any additional capital in the future, either on acceptable terms and in a timely manner, or at all. See also Part II, Item 1A. We may face liquidity issues at our holding company. Any of these events would harm our consolidated financial condition, results of operations and cash flows.

We are exposed to risk in our European operations.

Despite the reconfiguration of our European operations in PMI Europe, substantial risk remains in those operations and has increased in 2008 as a result of deteriorating economic conditions in the United States and the European Union. As a result of PMI Europe’s exposure to U.S. subprime risk under reinsurance agreements and the deterioration of such risk, PMI Europe has increased its loss reserves by $53.2 million in the first nine months of 2008. If the performance of these exposures continues to deteriorate, PMI Europe would continue to experience increased losses and increases to its loss reserves, which could have a material adverse effect on our results and financial condition.

In addition, the recent downgrades of PMI Europe’s insurer financial strength ratings have had an adverse impact on PMI Europe. PMI Europe’s downgrades have given rise to the right by certain counterparties to terminate their agreements, resulting in possible significant termination payments, or may require PMI Europe to post additional collateral amounts for the benefit of such counterparties. As of October 31, 2008, PMI Europe has pledged collateral of $22.5 million on credit default swap transactions and $58.1 million related to its exposure to U.S. subprime risk. Additional collateral may be required due to continued loss development and rating agency actions. In November 2008, we received a demand from one counterparty to a credit default swap to post collateral in an amount of approximately $66.9 million. We have disputed this demand, which is for an amount that exceeds the contractual limits of the swap, and believe that the amount requested was calculated erroneously and that the actual amount of collateral, if any, required to be posted is substantially lower than the amount requested. We have not recorded any effects with respect to this collateral request in our financial statements as of September 30, 2008. If PMI Europe is required to pledge additional collateral or pay termination payments, our financial condition could be materially impaired.

Further, PMI Europe’s financial results have been volatile as a result of changes in the fair value of its credit default swap derivative contracts. Credit derivative transactions are recorded at fair value, and are subject to mark-to-market treatment under SFAS No. 133. Since quoted market prices for these derivative contracts are generally not available, PMI Europe estimates fair value by using modeling methodologies, which are less objective than using quoted market prices. Changes in estimated fair values can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations).

Decreases in estimated fair value relative to credit derivatives have caused decreases in the value of such credit derivative transactions. Those changes in value are reflected in our financial statements and have adversely affected our reported earnings. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Further decreases in estimated fair value in the future will continue to affect our reported earnings. The underlying collateral of these credit derivatives are residential mortgage loans. Accordingly, continued adverse conditions in the residential mortgage credit market may continue to result in mark-to-market losses and we expect this trend to continue in the remainder of 2008.

All of the above risks could result in material losses to PMI Europe and, if significant enough in the aggregate, could require PMI to make additional capital contributions to PMI Europe pursuant to its capital support agreements, which could harm the financial condition of PMI.

We may face liquidity issues at our holding company.

We currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expenses on our outstanding debt) and to repay the amounts owed under our revolving credit facility. If we are not able to raise additional capital or otherwise able to provide our holding company with additional capital in the fourth quarter of 2008 or thereafter, we may not continue to have sufficient liquidity at our holding company to repay amounts owed under our revolving credit facility, in the event we are required to repay it prior to maturity due to debt covenant violations. An event of default under our credit facility also could trigger an event of default under our outstanding senior notes. In the event we are called upon to immediately satisfy amounts owing under our credit facility and/or our senior notes, there may not be funds at our holding company to repay the debt. See also Part II, Item 1A. There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

On an ongoing basis, we are exploring available alternatives to enhance our liquidity and capital at PMI and The PMI Group, including debt or equity offerings, obtaining reinsurance for PMI’s existing or future book of business and/or limiting the new insurance written by PMI. Given current market conditions generally and in our industry, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms or at all. In addition, a rapid escalation of losses or sudden ratings downgrades could make it more difficult for us to raise the necessary capital. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid a ratings downgrade or adverse GSE action, there can be no assurance that the transaction could be completed in a timely manner to avoid an adverse ratings agency or GSE action. The terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. We may not be able to access additional debt financing on acceptable terms or at all. Any future equity offerings could be significantly dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock. Further, any capital initiatives in the form of reinsurance, or other risk transfer transactions of our existing portfolios, would have a dilutive effect on our future earnings.

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

A premium deficiency analysis was performed as of September 30, 2008, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in the second quarter and first half of 2008. Because this premium deficiency calculation required significant judgment and estimation, to the extent losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in the fourth quarter of 2008 or at any time in future reporting periods, which could trigger an event of default under our credit facility and would negatively affect our financial condition and results of operations.

Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.

As discussed under Part I, Item 2. Liquidity and Capital Resources, our credit facility contains a number of covenants and events of default, including covenants relating to compliance with financial covenants such as the requirement not to exceed a risk-to-capital ratio of 20 to 1, as well as events of default relating to maintenance of ratings, GSE eligibility, compliance with regulatory capital requirements and compliance with the covenants in the credit facility. These covenants and event of default provisions also reduce our operating flexibility. In addition, if an event of default under the facility were to occur, we could have to repay all outstanding indebtedness and would be unable to draw on the facility, the lenders would have the right to terminate their loan commitments under the facility and we may trigger cross default provisions under our senior notes. Some of the event of default triggers, such as those relating to ratings downgrades and GSE eligibility, are subject to subjective determinations by the rating agencies and GSEs and, therefore, are impossible to predict and are outside of our control. If we were to trigger an event of default under the facility, there is no assurance that we would be able to raise the capital required, in a timely manner, on favorable terms, or at all, to repay amounts owing under the credit facility and, if applicable, our senior notes.

We are dependent on our revolving credit facility as a significant source of liquidity.

We currently have $200 million outstanding under our $250 million credit facility. There are a number of conditions we are required to meet in the event that we wish to borrow additional amounts under the facility. Among other things, we would be unable to borrow additional amounts under the facility if (1) MIC fails to meet GSE eligibility requirements for mortgage insurers or (2) there exist any limitations that were not in effect on the date of the credit facility amendment with respect to the eligibility of mortgages insured by MIC for purchase by the GSEs that would adversely affect (other than in a manner that is insubstantial) the ability of MIC to conduct its business as it was conducted on the date of the amendment. In addition, any of the lenders under our credit facility could fail to satisfy their obligations to extend credit under the facility, due to adverse effects of market conditions or otherwise, and in that instance, the other lenders under our facility may refuse or be unable to assume that lender’s obligations. If we are unable to borrow needed funds under the facility, we may be unable to locate an alternative source of funds, on satisfactory terms or at all. If this were to occur, our financial condition would be negatively impacted.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 5, 2008	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 5, 2008	/s/ Thomas H. Jeter
Thomas H. Jeter
Senior Vice President, Chief Accounting Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Share Sale Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2008 (file number 001-13664)).

2.2	Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 2, 2008 (File No. 001-13664)).

2.3	Second Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of October 22, 2008 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed October 28, 2008 (File No. 001-13664)).

3(ii)	The PMI Group, Inc. Amended and Restated Bylaws effective July 16, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on form 8-K, filed July 22, 2008 (File No. 001-13664)).

10.1*	Amendment No. 2 to The PMI Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2008 (File No. 001-13664)).

10.2	Share Sale Deed by and among The PMI Group, Inc., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 2, 2008 (File No. 001-13664)).

10.3	Note Deed, dated as of October 22, 2008, between PMI Mortgage Insurance Co. and QBE Insurance Group Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 28, 2008 (File No. 001-13664)).

10.4	2008 Form of Change of Control Employment Agreement

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer..

*	Management or director contract or compensatory plan or arrangement.