Form 10-K
period 2008-12-31
PMI GROUP INC
filed 2009-03-16
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

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

Large accelerate filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2008 was approximately $112.3 million based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date. All executive officers and directors, and beneficial owners of 10% or more of the outstanding shares, of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares outstanding of registrant’s common stock, as of close of business on February 27, 2009: 81,892,734.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 21, 2009 are incorporated by reference into Items 10 through 14 of Part III.

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

We provide residential mortgage insurance products designed to promote homeownership and strengthen communities. Mortgage insurance provides loss protection to mortgage lenders and investors in the event of borrower default. By protecting lenders and investors from credit losses, we help to ensure that mortgages are available to prospective homebuyers.

The significant and continuing weakening of the U.S. residential mortgage, housing, credit, and capital markets negatively affected our financial condition and results of operations in 2008. Our consolidated net loss was $928.5 million for the year ended December 31, 2008. We discuss the impact of the mortgage, housing, credit, and capital market declines on our operating segments in Items 1(B). U.S. Mortgage Insurance Operations, 1(C). International Operations and 1(D). Financial Guaranty, below. Our financial condition and results of operations for 2008 are discussed on both a consolidated and segment basis in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

As part of our response to difficult market conditions, we have adopted a number of initiatives that affect the composition of our business. In particular, we are focusing on our core business, U.S. mortgage insurance, and in 2008, we completed the sale of our Australian and Asian mortgage insurance operations, began the process of closing our Canadian mortgage insurance subsidiary, PMI Canada, and completed the runoff activities of our surety subsidiary, PMI Guaranty Co. (PMI Guaranty). In addition, our European subsidiary, PMI Europe, has ceased assuming new risk and has reduced staff and offices accordingly. In the U.S., we have implemented significant expense reduction initiatives as well as changes to our underwriting and pricing standards that are discussed below. We also are undertaking efforts to mitigate losses, including through increased loss mitigation and loan workout efforts through our Homeownership Preservation and other initiatives. As described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we also have undertaken efforts to reduce expenses and enhance capital and liquidity.

Notwithstanding the above initiatives, we continue to face significant challenges and risks. Our U.S. mortgage insurance subsidiaries, collectively referred to as PMI, are experiencing higher losses and such losses are reducing PMI’s net assets. Unless we raise capital to support PMI, its policyholders position will likely continue to decline and its risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements and, if we are unsuccessful in renegotiating our revolving credit facility by April 15, 2009, meet certain credit facility financial covenants. In response to our capital constraints, we are exploring capital alternatives to enhance our liquidity and capital including potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), obtaining reinsurance for PMI’s future book of business, other capital relief initiatives at PMI, and/or debt or equity offerings. PMI wrote significantly less business in 2008 and, in response to capital constraints, will continue to reduce new insurance written, or NIW, in 2009. Our holding company also faces significant liquidity issues. See Item 1A. Risk Factors—Capital and Liquidity Constraints.

In 2008, we divided our business into four segments—U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. The completion of several of the strategic initiatives described above significantly impacted the composition of our International Operations and Financial Guaranty business segments.

U.S. Mortgage Insurance Operations.    Our U.S. subsidiary, PMI Mortgage Insurance Co., including its affiliated U.S. companies, is a U.S. residential mortgage insurer. PMI offers a variety of mortgage insurance products to meet the capital and credit risk mitigation needs of its customers. We also own 50% of CMG Mortgage Insurance Company, or CMG MI, a joint venture that provides mortgage insurance exclusively to credit unions.

International Operations.    Our International Operations segment consists of the operations of PMI Europe and PMI Canada. To conserve capital, PMI Europe has ceased assuming new risk. PMI Europe offered mortgage insurance and mortgage credit enhancement products, including primary mortgage insurance, structured portfolio products and reinsurance products, tailored primarily to the European mortgage markets. We are in the process of closing PMI Canada, which began offering residential mortgage insurance products in 2007. Our International Operations segment also consists of the discontinued operations of our former Australian mortgage insurance subsidiary, PMI Australia, and our former Asian mortgage reinsurance subsidiary, PMI Asia. We completed the sale of PMI Australia on October 22, 2008 and of PMI Asia on December 17, 2008. Based on these activities in 2008, we do not expect our International Operations to be a significant portion of our business in the future.

Financial Guaranty.    Our Financial Guaranty segment includes our investment in RAM Holdings Ltd., the parent company of RAM Reinsurance Company Ltd. (“RAM Re”), a Bermuda-based financial guaranty reinsurance company, and our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (“FGIC”), is a financial guarantor of public finance and structured finance obligations. FGIC has ceased and RAM Re is not currently writing new business. The carrying value of our investments in FGIC and RAM Re were zero as of December 31, 2008. Effective December 31, 2008, PMI Guaranty was merged into PMI. The results of PMI Guaranty have been reported as discontinued operations in our Financial Guaranty segment and in the consolidated statement of operations for all periods presented. We do not expect our Financial Guaranty segment to be a significant portion of our business in the future.

Corporate and Other.    Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations and equity in earnings or losses from investments in certain limited partnerships.

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

Insurer Financial Strength Ratings (as of March 15, 2009)
	Standard & Poor’s	Moody’s	Fitch
PMI Mortgage Insurance Co.	A-	Ba3	BBB+
PMI Insurance Co.	A-	Ba3	BBB+
PMI Europe	A-	B1	BBB+
CMG MI	AA-	NR	AA
FGIC	CCC	Caa1	NR
RAM Re	A+	Baa3	NR

In 2008, partially in response to PMI’s increased losses and reduced capital, each of the above rating agencies lowered PMI’s insurer financial strength ratings from a “AA” or equivalent category to the ratings shown in the table above. In the United States, two of our largest customers, Fannie Mae and Freddie Mac (collectively, the “GSEs”), require mortgage insurers such as PMI, who have ratings of less than “AA-” or its equivalent from at least two of the national rating agencies, to submit remediation plans. In May 2008, we submitted remediation plans to the GSEs outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength. Each of the GSEs continues to treat PMI as an eligible mortgage insurer. Freddie Mac has stated that its forebearance from enforcing additional insurer requirements is wholly discretionary and subject to change and is dependent upon its evaluation of monthly updates regarding PMI’s progress in implementing its remediation plan. Fannie Mae also requires periodic updates from PMI, and we engage in ongoing discussions with the GSEs regarding our remediation plans. See Item 1A. Risk Factors—The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility. PMI Europe and CMG MI receive capital support from PMI and are, therefore, dependent in part upon the financial strength and ratings of PMI. Ratings assigned to our holding company or its debt are set out below.

Holding Company Ratings (as of March 15, 2009)
	Standard & Poor’s Counterparty Credit Rating	Moody’s Senior Unsecured Debt Rating	Fitch Senior Unsecured Debt Rating
The PMI Group, Inc.	BBB-	B3	BB

For a discussion of recent rating agency actions with respect to our holding company’s ratings and subsidiaries’ insurer financial strength ratings and risk factors associated with these issues, see Item 1A. Risk Factors—We have been and will continue to be negatively impacted by recent downgrades of PMI’s insurer financial strength ratings and A downgrade of our senior unsecured debt ratings could increase our borrowing costs and, therefore, adversely affect our liquidity and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings, below.

As of December 31, 2008, our consolidated total assets were $4.8 billion, including our investment portfolio of $2.2 billion and total cash and cash equivalents of $1.5 billion. Our consolidated shareholders’ equity was $1.3 billion as of December 31, 2008. See Item 8. Financial Statements and Supplementary Data—Note 18. Business Segments, for financial information regarding our business segments.

Our website address is http://www.pmi-us.com. Information on our website does not constitute part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge on our website via a hyperlink as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The PMI Group is a Delaware corporation. Our principal executive offices are located at 3003 Oak Road, Walnut Creek, California 94597-2098, and our telephone number is (925) 658-7878.

B.	U.S. Mortgage Insurance Operations

Through PMI, we provide residential mortgage insurance products to mortgage lenders and investors throughout the United States. PMI is incorporated in Arizona, headquartered in Walnut Creek, California, and licensed in all 50 states, the District of Columbia, Puerto Rico, Guam, and the Virgin Islands. Under its monoline insurance licenses, PMI may only offer mortgage insurance covering first lien, one-to-four family residential mortgages.

Residential mortgage insurance protects mortgage lenders and investors in the event of borrower default, by reducing and, in some instances, eliminating the resulting credit loss to the insured institution. By mitigating losses as a result of borrower default, residential mortgage insurance facilitates the origination of “low down payment mortgages,” generally mortgages to borrowers who make down payments of less than 20% of the value of the homes. Mortgage insurance also reduces the capital that financial institutions are required to hold against insured loans and facilitates the sale of low down payment mortgage loans in the secondary mortgage market.

PMI’s residential mortgage insurance products typically provide first loss protection on loans originated by residential mortgage lenders and sold to the GSEs or the “agency market” and, to a lesser extent, on loans held by portfolio lenders. In 2008, as a result of the contraction of the capital and credit markets and our decision to limit our insurance writings in these markets, PMI’s NIW consisted of significantly less insurance writings from its structured finance channel, through which PMI previously offered first loss and/or mezzanine loss credit enhancement of mortgage-backed securities (“MBS”) issued by capital market participants other than the GSEs (the “non-agency market”). The issuance of non-agency MBS securities came to a virtual halt in 2008, and with little investor demand for these products, the non-agency MBS market is not expected to improve in the near term. As a result, PMI did not participate in the MBS market in 2008 and does not expect to do so in 2009. The mortgage insurance products PMI offers are described below.

In light of market conditions, PMI made a number of changes to its underwriting guidelines and premium rates in 2007 and 2008, which had the effect of significantly limiting PMI’s new business writings. In early 2009, to preserve capital, PMI announced additional changes to its underwriting guidelines and adopted customer management strategies to reduce new business writings. Unless additional capital is procured, PMI will continue to limit its new business writings in 2009. Section 6. Risk Management, below, discusses underwriting guidelines and pricing changes made by PMI. Even with these limitations, capital constraints could cause PMI to exceed in 2009 regulatory capital adequacy requirements which could require PMI to cease writing new business. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations, and Item 1A. Risk Factors—Capital and Liquidity Constraints, below.

1.	Products

(a) Primary Mortgage Insurance

Primary insurance provides the insured with first-loss mortgage default protection on individual loans at specified coverage percentages. Our maximum obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on the defaulted loan. The loss amount includes any unpaid loan balance, delinquent interest and certain expenses associated with the loan’s default and property foreclosure. In lieu of paying the coverage percentage of the loss amount on a defaulted loan, we generally may: (i) pay the full loss amount and take title to the mortgaged property, or (ii) in the event that the property is sold prior to settlement of the claim, pay the insured’s actual loss up to the maximum level of coverage.

Our core, primary mortgage insurance business is offered on a loan-by-loan basis to lenders through our “flow” channel. The majority of our primary insurance written is on loans sold to the GSEs. On a limited basis in 2008, PMI also offered structured mortgage insurance products to the GSEs and portfolio lenders through its structured finance channel. Prior to 2008, we offered and sold primary mortgage insurance to agency and non-agency MBS issuers as credit enhancement covering portfolios of loans. PMI will not offer primary mortgage insurance products through its structured finance channel in 2009.

PMI’s primary insurance in force and primary risk in force at December 31, 2008 were $124.3 billion and $30.6 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk in force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy. The chart below shows our U.S. primary NIW for the years ended December 31, 2008, 2007 and 2006. NIW refers to the original principal balance of all loans that receive new primary mortgage insurance coverage during a given period.

	2008		2007		2006
	(Dollars in millions)
Flow Channel	$22,197	98%	$37,584	81%	$23,270	72%
Structured Finance Channel	442	2%	8,549	19%	8,964	28%

Total Primary NIW	$22,639	100%	$46,133	100%	$32,234	100%

PMI’s total primary NIW decreased significantly in 2008, principally due to changes to PMI’s pricing and underwriting guidelines that limit the types of loans PMI will insure. The size of the U.S. mortgage origination market also impacts PMI’s NIW and is influenced by many economic factors, including access to credit markets, unemployment rates, interest rates, home prices, federal and state economic stimulus programs and policies, GSE and lender-specific policies, and the availability of mortgage insurance for high-LTV loans. The continuing slowdown in the mortgage origination and non-agency mortgage capital markets and increased competition from mortgage insurance programs offered by the Federal Housing Authority (FHA) have also contributed to PMI’s declining NIW. Notwithstanding these external market pressures, market demand for primary mortgage insurance is higher than PMI’s ability to write new insurance business due to capital constraints.

Primary Flow Channel.    Lenders purchase primary mortgage insurance through our flow channel to reduce losses as a result of borrower default, to obtain capital relief and, most often, to facilitate the sale of their low down payment loans to the GSEs and other investors. The GSEs purchase residential mortgages from lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market. As the GSEs have traditionally been the principal purchasers of conforming mortgage loans, mortgage lenders have typically originated such loans in conformance with GSE guidelines for sellers and servicers. These guidelines reflect the GSEs’ own charter requirements which, among other things, allow the GSEs to purchase low down payment mortgage loans only if the lender: (i) secures mortgage insurance on those loans from an eligible insurer, such as PMI; or (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, banking regulations may increase the level of capital required to be held by the lender to reflect the lender’s increased obligations, which could in turn increase the lender’s cost of doing business.

In September 2008, the U.S. Department of the Treasury (“Treasury”) placed the GSEs into conservatorship and appointed the Federal Housing Finance Agency (“FHFA”) as their conservator. In conservatorship, the GSEs could change their business practices with respect to the mortgage insurance industry or individual mortgage insurers, which could materially impact the quantity and level of mortgage insurance coverage required by the GSEs on residential mortgage loans or PMI’s status as an eligible mortgage insurer. Moreover, the GSEs’ business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. The appointment of a conservator increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the U.S. housing market and potentially propose structural and other changes to the GSEs. New federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether. See Item 1A. Risk Factors—If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue.

Under the Treasury’s Home Affordable Refinance Program, announced on March 4, 2009, certain borrowers whose loans are owned or guaranteed by the GSEs and have loan-to-value ratios that have risen as a result of declines in home prices, may refinance and take advantage of lower interest rates or a more stable loan product. The program will be implemented by the GSEs and will be in effect through June 2010. Under this program, the GSEs will not require mortgage insurance as credit enhancement on refinances of mortgages that were originated at less than 80% LTV, but are now greater than 80% LTV. For loans that were originated with mortgage insurance, the original policies are generally expected to remain in place on the refinanced loans.

The GSEs have established approval requirements for eligible mortgage insurers. The approval requirements cover substantially all areas of PMI’s mortgage insurance operations and require disclosure of certain activities and new products to the GSEs. Prior to the suspension of certain eligibility criteria in February 2008, the GSEs mandated that eligible mortgage insurers maintain at least two of the following three ratings: “AA-” by Standard & Poor’s (“S&P”) or Fitch Ratings (“Fitch”), or “Aa3” by Moody’s Investors Service (“Moody’s”). As discussed above in Item 1(A). Overview of Operations—Financial Strength Ratings, in response to ratings downgrades of PMI below “AA-”, the GSEs required us to submit remediation plans and each GSE has required regular updates from PMI with respect to the remediation plans. See Item 1A. Risk Factors—We have been and will continue to be negatively impacted by recent downgrades of PMI’s insurer financial strength ratings and The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility.

Lenders that purchase mortgage insurance select specific coverage levels for insured loans. As a result of the GSEs’ coverage requirements, lenders generally select a coverage percentage that effectively reduces the ratio of the original loan amount to the value of the property, or LTV, to not more than 80%. We charge higher premium rates for higher coverage, as higher coverage percentages generally result in higher amounts paid per claim. Depending upon the loan, the premium payments for flow primary mortgage insurance coverage may ultimately be borne by the insured (“Lender Paid MI”) or by the insured’s customer, the mortgage borrower (“Borrower Paid MI”). In either case, the payment of premiums to us is generally the responsibility of the insured. PMI’s primary insurance rates are based on rates that we have filed with the various state insurance departments. To establish these rates, we utilize pricing models that allow PMI to assess risk across a spectrum of variables, including coverage percentages, loan and property attributes, and borrower risk characteristics. Our standard Lender Paid MI product offering is priced and filed in the same manner as our standard Borrower Paid MI rates. Custom Lender Paid MI products were designed to meet the needs of a lender’s particular loan program. Lender Paid MI represented 6.2% of flow NIW in 2008, 20.1% in 2007 and 17.5% in 2006. Lender Paid MI represented a lesser percentage of PMI’s flow NIW in 2008 than in 2007 primarily as a result of underwriting guideline changes that limit the types of loans PMI will insure.

Premium payments may be paid to us on a monthly, annual or single premium basis. Monthly payment plans represented 94.7% of NIW in 2008, 93.5% of NIW in 2007, and 96.4% of NIW in 2006. As of December 31, 2008, monthly plans represented 92.8% of our U.S. primary risk in force compared to 92.9% at December 31, 2007 and 93.5% at December 31, 2006. Single premium plans represented substantially all of the remaining NIW and primary risk in force. Single premium plan payments may be refundable if coverage is canceled by the insured, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount or the value of the property has increased sufficiently.

Primary mortgage insurance is renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, increased claims from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. We may not cancel mortgage insurance coverage except in the event of nonpayment of premiums or certain material violations of PMI’s master policies. With respect to our flow channel, the insured or the loan’s mortgage servicer generally may cancel mortgage insurance coverage at any time. In addition, the GSEs’ guidelines generally provide that a borrower’s written request to cancel Borrower Paid MI should be honored if the borrower has a satisfactory payment record and the principal balance is not greater than 80% of the original value of the property or, in some instances, the current value of the property. The Homeowners Protection Act of 1998 also provides for the automatic termination of Borrower Paid MI on most loans when the LTV ratio (based upon the loan’s amortization schedule) reaches 78%, and provides for cancellation of Borrower Paid MI upon a borrower’s request when the LTV ratio (based on the original value of the property) reaches 80%, upon satisfaction of conditions set forth in the statute.

Structured Finance Channel.    PMI is not offering primary mortgage insurance products through its structured finance channel in 2009. In 2008, with the deterioration in the housing, mortgage, credit, and capital markets and the near elimination of the non-agency MBS market, NIW from PMI’s structured finance channel was significantly reduced from prior periods. Prior to and on a limited basis during 2008, we wrote mortgage insurance business through our structured finance channel on portfolios of mortgage loans owned by the GSEs or portfolio investors for capital relief, liquidity and default protection. Prior to 2008, we sold primary mortgage insurance to MBS issuers as credit enhancement covering portfolios of loans.

While the terms varied, our structured finance products generally insured a group of pre-existing loans or loans that were to be originated in the future whose attributes were to conform to the terms of the negotiated agreement. A structured finance product can include primary insurance (first loss) and/or modified pool insurance (discussed below). We utilized risk-based pricing models to establish premium rates for our structured finance transactions business, which considered the requested structure, real estate loss scenarios, as well as loan, property attributes and borrower risk characteristics. Payment of premiums to us is generally the obligation of the insured.

In the future, PMI’s opportunities to participate in structured finance transactions will be affected by domestic and international economic and financial conditions including, but not limited to, levels of liquidity in the U.S. and international capital markets, interest rates, home price appreciation, employment levels, and the relative attractiveness of non-agency MBS compared to other debt securities. We will not offer structured finance products in 2009.

The implementation by banks in the United States of Basel II, the Basel Committee on Banking Supervision’s proposal to implement a new international capital accord, has been indefinitely delayed in the United States, although many banks in the United States implemented Basel II in 2008 and others may continue to implement Basel II in 2009. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities, and the provisions related to residential mortgages and mortgage insurance could impact the competitive positions of mortgage insurers. See Item 1A. Risk Factors—The implementation of the Basel II Capital Accord may limit the use of mortgage insurance.

(b) Pool Insurance

Modified Pool Insurance.    Prior to 2008, we offered modified pool insurance products to the GSEs, investors and lenders who sought credit enhancement for MBS transactions and for regulatory capital relief or the reduction of mortgage default risk. Modified pool insurance may be used in tandem with primary mortgage insurance or may be placed on loans that do not require primary insurance. The extent of coverage of modified pool products varies. Some products provide first loss protection by covering losses (up to a loan-level benefit limit) on individual loans held within the pool of insured loans up to a stated aggregate loss limit (“stop loss limit”) for the entire pool. Some modified pool products offer mezzanine-level coverage by providing for claims payments only after a predetermined cumulative claims level, or deductible, is reached. Such mezzanine-level coverage generally also includes a stop loss limit. PMI is not offering modified pool products in 2009.

In the past, PMI issued modified pool insurance principally to the GSEs as supplemental coverage and to lenders and other capital markets participants. As of December 31, 2008, PMI had $2.2 billion of modified pool risk in force, representing 6.7% of PMI’s total risk in force. Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

Other Pool Insurance.    Prior to 2002, PMI offered certain traditional pool insurance products, referred to principally as GSE Pool or Old Pool, to lenders, the GSEs and the non-agency market. As of December 31, 2008, other pool insurance represented 1.5% of PMI’s total risk in force and 18.4% of PMI’s total pool risk in force (including modified pool).

(c) Other Risk-Sharing Products

Prior to 2008, we offered other risk-sharing products, including layered co-insurance, a primary insurance program under which the insured retains liability for losses between certain levels of aggregate losses. Layered co-insurance was primarily targeted to affordable housing programs.

(d) Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates (collectively “CMG MI”) offer mortgage insurance for loans originated by credit unions. CMG MI is a joint venture, equally owned by PMI and CUNA Mutual

Investment Corporation (“CMIC”). CMIC is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both PMI and CMIC provide services to CMG MI. CMG MI is a GSE-eligible mortgage insurer. As of December 31, 2008, CMG MI had $22.0 billion of primary insurance in force and $5.5 billion of primary risk in force. CMG MI’s financial results are reported in our consolidated financial statements under the equity method of accounting in accordance with U.S. generally accepted accounting principles or GAAP. CMG MI’s operating results are not included in our results shown in Part I of this Report on Form 10-K, unless otherwise noted.

Under the terms of the restated joint venture agreement effective as of June 1, 2003, CMIC has the right on September 8, 2015, or earlier under certain limited conditions, to require PMI to sell, and PMI has the right to require CMIC to purchase, PMI’s interest in CMG MI for an amount equal to the then current fair market value of PMI’s interest. PMI and CMIC have also entered into a capital support agreement, which is subject to certain limitations, for the benefit of CMG MI in order to maintain CMG MI’s insurer financial strength rating at “AA-” by Standard & Poor’s and “AA” by Fitch. Under the capital support agreement, PMI has an obligation, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. CMG MI’s risk-to-capital ratio as of December 31, 2008 was 16.2 to 1. PMI’s capital support obligation is limited to an aggregate of $37.65 million.

2.	Competition

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry presently consists of seven active mortgage insurers: PMI; CMG MI; Mortgage Guaranty Insurance Corporation, or MGIC; Genworth Mortgage Insurance Corporation, an affiliate of Genworth Financial, Inc.; United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc.; Radian Guaranty Inc., or Radian; and Republic Mortgage Insurance Co., an affiliate of Old Republic International. Assured Guaranty Mortgage Insurance Company, a subsidiary of Assured Guaranty Ltd., is also licensed to offer mortgage insurance in the U.S. We believe that at least one additional company is considering offering mortgage insurance in the United States.

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

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2008	2007	2006	2005	2004
FHA/VA	60.3%	20.1%	22.7%	23.5%	32.8%
Private Mortgage Insurance	39.7%	79.9%	77.3%	76.5%	67.2%

Total	100.0%	100.0%	100.0%	100.0%	100%

Source:	Inside Mortgage Finance (based upon primary NIW but includes certain insurance written that we classify as pool insurance)

In 2008, the FHA substantially increased its market share of the U.S. primary mortgage insurance business. In the past, FHA’s market share predominantly included loans that were ineligible for mortgage insurance from a private mortgage insurer; however, the expansion of the FHA’s mortgage insurance program includes greater percentages of loans that would have been eligible for insurance from a private mortgage insurer. FHA’s market share is higher as a result of mortgage insurance companies adopting tighter underwriting guidelines limiting the types of loans they will insure and recent Congressional action designed to stabilize the mortgage markets by broadening the scope of loans eligible for mortgage insurance from the FHA. Recently enacted federal legislation provides the FHA with greater flexibility in establishing new products and temporarily increases the maximum loan amount that the FHA may insure, in some cases up to the GSE limits, including up to $729,750 in “high-cost” areas. The FHA is also authorized to refinance distressed mortgages in return for lenders and investors agreeing to write-down the amount of the original mortgage. The future size of the FHA market will depend in large part on whether Congress will permanently keep the FHA maximum loan limit at its current level or adopt additional increases. Any changes expanding the FHA program could cause future demand for private mortgage insurance to decrease.

The size of the private mortgage insurance market is also influenced by GSE conforming loan limits, the maximum loan amount that the GSEs may purchase. In February 2008, Congress passed an economic stimulus package, which temporarily raised (until December 31, 2008) the GSE conforming loan limits for high cost areas to $729,750. The recently enacted American Recovery and Reinvestment Act of 2009 extended the 2008 GSE loan limits through 2009. The increase to the GSE conforming loan limit could increase demand for mortgage insurance products. We and other private mortgage insurers also face competition in several states from state-supported mortgage insurance funds.

Financial Institutions and Mortgage Lenders

We and other private mortgage insurers compete with financial institutions, primarily commercial banks and thrifts, when they retain risk on all or a portion of their high LTV mortgage portfolios rather than obtain insurance for this risk. Our use of captive reinsurance with certain lenders with whom we do business (see Section 9(a)—Captive Reinsurance, below) also negatively impacts our premiums earned.

Prior to 2008, the private mortgage insurance industry faced significant competition from the home equity lending operations of financial institutions and other mortgage lenders who originated “piggy-back” mortgages that had a first mortgage lien with an LTV of 80%, and a second mortgage lien ranging from 5% to 20% LTV. Since the first mortgage is only an 80% LTV, the GSEs did not require mortgage insurance with respect to either mortgage when they acquired only the first mortgage, even though the combined LTV exceeded 80%. The increased popularity and use of these and other similar products reduced the available market for primary mortgage insurance until 2007, when origination of these products declined dramatically, primarily as a result of the diminished demand in the capital markets for these products and new underwriting standards issued by bank and thrift regulators. The private mortgage insurance industry no longer competes with these second lien mortgage products, as they were virtually absent from the residential mortgage market in 2008.

3.	Customers

Our U.S. customers are primarily mortgage lenders, depository institutions, commercial banks and investors, including the GSEs. In 2008, PMI’s top ten customers generated 49.4% of PMI’s premiums earned compared to 52.0% in 2007. The beneficiary under PMI’s master policies is the owner of the insured loan. The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of PMI’s mortgage insurance coverage. In 2008, we received $99.4 million in premium revenue from Fannie Mae, which exceeded 10% of our consolidated revenues.

4.	Sales and Product Development

We employ a sales force located throughout the U.S. to directly sell products and services to lenders. Our U.S. sales force is comprised entirely of PMI employees who receive compensation consisting of a base salary and incentive compensation tied to certain performance objectives. PMI’s product development and marketing department has primary responsibility for supporting our existing products and the creation of new products.

5.	Business Composition

Primary Risk in Force.    The composition of PMI’s primary risk in force is summarized in the table below. The table is based upon information available to PMI at the date of policy origination.

	As of December 31,
	2008	2007	2006	2005	2004
Primary Risk in Force (In millions)	$30,605	$30,967	$25,711	$24,971	$25,505
Loan and Borrower Characteristics as Percentages of Primary Risk in Force
LTV:
Above 97.0% LTV	21.5%	24.6%	17.6%	14.3%	11.9%
95.01% to 97.0% LTV	4.1%	3.8%	4.6%	5.3%	6.6%
90.01% to 95.0% LTV	29.9%	29.5%	31.0%	33.7%	36.4%
85.01% to 90% LTV	37.5%	35.0%	37.9%	37.4%	35.9%
85.00% LTV and below	7.0%	7.1%	8.9%	9.3%	9.2%

Loan Type*:
Fixed	89.7%	87.2%	81.3%	80.4%	85.5%
ARMs (excluding 2/28 Hybrid ARMs)	8.0%	9.5%	12.5%	13.7%	11.7%
2/28 Hybrid ARMs	2.3%	3.3%	6.2%	5.9%	2.8%

Less-than-A Quality (less than 620 FICO)	7.1%	8.1%	8.0%	9.3%	10.9%
Alt-A	18.8%	22.8%	19.9%	17.2%	12.7%
Interest Only	11.8%	14.2%	9.9%	6.2%	n.m.
Payment Option ARMs	3.4%	3.8%	4.5%	3.5%	n.m.

Property Type:
Single-family detached	82.1%	82.8%	82.7%	83.8%	84.7%
Condominium, townhouse, cooperative	13.9%	12.8%	11.9%	11.5%	10.7%
Multi-family dwelling and other	4.0%	4.4%	5.4%	4.7%	4.6%

Occupancy Status:
Primary residence	89.3%	88.6%	88.8%	91.0%	93.2%
Second home	4.4%	4.3%	3.9%	3.4%	2.7%
Non-owner occupied	6.3%	7.1%	7.3%	5.6%	4.1%

Loan Amount:
$100,000 or less	12.3%	14.6%	17.9%	19.5%	20.5%
Over $100,000 and up to $250,000	52.5%	53.3%	56.4%	59.1%	61.9%
Over $250,000	35.2%	32.1%	25.7%	21.4%	17.6%

GSE conforming loans**	92.1%	91.7%	91.7%	91.8%	93.3%

Non-conforming loans**	7.9%	8.3%	8.3%	8.2%	6.7%

Average primary loan size (In thousands)	$160.2	$155.0	$142.5	$136.0	$131.1

*	Loans types are not mutually exclusive and, therefore, do not total 100%.
**	GSE conforming loans have principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. Non-conforming loans have principal balances that exceed the GSE loan limits.
n.m.-	not meaningful

•

High LTV Loans.    LTV is the ratio of the original loan amount to the value of the property. In our experience, as LTV ratios increase, the associated default and claim rates generally increase as well. In particular, “Above-97s”, mortgages with LTVs exceeding 97%, have higher default and claim rates than mortgages with lower LTVs. In 2008, we stopped insuring Above-97s, and as of February 1, 2009, we will not insure loans with LTVs exceeding 95%. As of December 31, 2008, Above-97s represented

21.5% of our primary risk in force, down from 24.6% of our primary risk in force as of December 31, 2007. Above-97s represented 4.8% of our total primary NIW for the year ended December 31, 2008 compared to 31.6% of our total primary NIW for the year ended December 31, 2007.

•

Fixed, Adjustable Rate and 2/28 Hybrid Mortgages.    We consider a loan an adjustable rate mortgage, or ARM, if its interest rate may be adjusted prior to the loan’s fifth anniversary. Based on our experience, the delinquency and claim rates of ARMs are generally higher than in the case of fixed rate loans. A 2/28 Hybrid ARM is a loan whose interest rate is fixed for an initial two year period and floats thereafter. PMI previously insured 2/28 Hybrid ARMs through its structured finance channel. 2/28 Hybrid ARMs have experienced higher default rates than other ARM products. As of December 31, 2008, 2/28 Hybrid ARMs represented 2.3% of our primary risk in force, and we believe that approximately less than one half of 1% of PMI’s primary risk in force consists of 2/28 Hybrid ARMs that will reset in 2009.

•

Less-than-A Quality and Alt-A Loans.    We previously insured less-than-A quality loans and Alt-A loans through our primary flow and structured finance channels. We define less-than-A quality loans to include loans with FICO scores generally less than 620. We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information, and/or employment. The default and claim rates of less-than-A quality and Alt-A loans exceed PMI’s average rates. In 2008, we eliminated eligibility of less-than-A quality loans for insurance from PMI. Less-than-A quality loans represented 1.4% of our total primary NIW for the year ended December 31, 2008 compared to 10.1% for the year ended December 31, 2007. Beginning in 2007, we began tightening our underwriting guidelines related to Alt-A loans, and effective June 1, 2008, we eliminated Alt-A loan eligibility altogether. Alt-A loans represented 5.3% of our total primary NIW for the year ended December 31, 2008, compared to 27.4% of our total primary NIW for the year ended December 31, 2007.

•

Interest Only Loans.    Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional amortizing loans, in part because principal is not reduced during an initial deferral period (usually between two and ten years). The significant majority of interest only loans insured by PMI have initial deferral periods of ten years and the vast majority of those insured in 2008 are subject to additional underwriting criteria to limit the potential for layered risk. We believe that less than one half of 1% of PMI’s primary risk in force consists of interest only loans whose initial deferral period will end in 2009. Due to the tightening of underwriting guidelines in 2007 and 2008, 5.2% of primary NIW in 2008 consisted of interest only loans compared to 20.2% in 2007.

•

Payment Option ARMs.    With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed. Depending on prevailing interest rates and payment amounts, monthly payments may not be sufficient to fully cover interest due, in which case the shortfall is added to the principal amount of the loan in a manner known as “negative amortization.” While generally the amount of negative amortization allowed under the loan is capped, borrowers with payment option ARMs may choose not to reduce principal during the early years of the loan, resulting in an increase to the principal amount owed. Typically, no later than the loan’s fifth anniversary the loan is “recast” as fully-amortizing with a loan balance equal to the principal then outstanding. Accordingly, like interest only loans, payment option ARMs have more exposure to declining home prices than amortizing loans. In addition, these loans may have interest rate risks similar to traditional ARMs. Effective April 15, 2008, we eliminated future coverage of negatively-amortizing ARM products. Payment option ARMs represented 0.2% of our total primary NIW for the year ended December 31, 2008 compared to 2.7% of primary NIW in 2007.

•	Layered Risk. PMI insures loans that may possess one or more of the above characteristics. For example, as of December 31, 2008:

•	Approximately 2.5% of PMI’s primary risk in force consists of Above-97s with FICO scores below 620.

•	Approximately 0.2% of PMI’s primary risk in force consists of 2/28 Hybrid ARMs that are also Above-97s.

•	Approximately 0.3% of PMI’s primary risk in force consists of 2/28 Hybrid ARMs with FICO scores below 620.

•	Approximately 2.4% of PMI’s primary risk in force consists of Alt-A loans that are also Above-97s.

•	Approximately 3.1% of PMI’s primary risk in force consists of interest only loans that are also Above-97s.

•	Approximately 0.1% of PMI’s primary risk in force consists of interest only loans with FICO scores below 620.

This “layering” of risk further increases the risk of borrower default.

•

Average Primary Loan Size.    As the table above shows, our average insured loan size increased each year since 2004. These increases were primarily caused by home price appreciation. As of December 31, 2008, the average primary loan size of PMI’s California and Florida insured loans were $302,198 and $178,709, respectively. Because our premium rates are based in part upon the size of the insured loan, higher average loan sizes favorably impact premiums written and earned. Our obligation to an insured with respect to a claim is generally determined by multiplying the stated coverage percentage by the loss amount, which includes any unpaid principal and interest. Accordingly, higher insured loan balances negatively affect our average claim sizes. In addition, we have to hold more capital against larger insured loan balances, because they represent more risk, which negatively impacts our capital position. The recently enacted economic stimulus legislation (the American Recovery and Reinvestment Act of 2009) extended 2008 GSE maximum conforming loan limits from $417,000 up $729,750, for high cost areas, through 2009. This increase could cause our average loan size to increase in 2009.

We believe that the decreases in Above-97, Alt-A and interest only loans as percentages of PMI’s risk in force and NIW in 2008 reflect the changes we made to our pricing and underwriting guidelines and reduced concentrations of these types of loans as percentages of both the mortgage origination market and the private mortgage insurance market in 2008. We generally charge higher premium rates on loans with higher expected default and claim rates, such as Above-97, Alt-A and interest only loans. In 2008, the percentage of PMI’s NIW consisting of these loans decreased, which caused PMI’s average premium rate in 2008 to decline. There can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. See Item 1A. Risk Factors—The Premiums we charge for mortgage insurance on insured loans and the associated investment income may not be adequate to compensate for future losses from these loans.

The following table shows U.S. primary risk in force by FICO score:

	Percentage of Primary Risk in Force by FICO Score As of December 31,
	2008	2007	2006
FICO Score:
Less than 575	1.8%	2.2%	2.1%
575—619	5.2%	5.9%	5.9%
620—679	30.8%	33.1%	34.7%
680—719	25.1%	25.1%	24.5%
720 and above	36.1%	32.7%	31.5%
Unreported	1.0%	1.0%	1.3%

Total	100.0%	100.0%	100.0%

Pool Risk in Force.     The following table shows components of PMI’s pool risk in force as of December 31 for the last five years.

	Pool Risk in Force (In millions)
	As of December 31,
	2008	2007	2006	2005	2004
Modified Pool	$2,221.5	$2,851.9	$2,527.0	$1,809.6	$1,517.1
Old Pool	190.4	277.8	346.7	420.6	501.7
Other Traditional Pool	203.8	225.6	230.6	242.8	266.8
GSE Pool	106.7	109.0	112.2	116.0	122.2

Total Pool Risk in Force	$2,722.4	$3,464.3	$3,216.5	$2,589.0	$2,407.8

Some of our modified pool products are subject to deductibles and some are not. The first table below presents data for the portion of PMI’s modified pool portfolio that is subject to deductibles. The second table presents similar data for the portion of PMI’s modified pool portfolio that is not subject to deductibles. The data in the tables below are organized by book year (the year in which the risk was written) and represent in each case the aggregate of modified pool transactions written during the applicable book year.

	Modified Pool (with Deductibles) by Book Year
	2008(2)	2007(1)	2006	2005	2004 & prior
	(In millions)
Original Insurance In Force	$—	$9,056	$18,913	$13,234	$35,500
Current Insurance In Force*	$—	$7,716	$13,231	$6,856	$7,797
Stop Loss Limit	$—	$273	$636	$367	$1,315
Original Deductible Amount	$—	$81	$135	$78	$266
Stop loss less original deductible amount*	$—	$192	$501	$289	$1,049
Risk In Force*	$—	$192	$501	$289	$592
Losses Applicable to Deductible*	$—	$3	$35	$34	$101
Current Deductible Balance*	$—	$78	$99	$44	$164
Claims Paid to Date*	$—	$—	$—	$—	$—
Average Loan Level Coverage Percent	N/A	24.0%	24.1%	25.2%	24.9%

	Modified Pool (without Deductibles) by Book Year
	2008(2)	2007(2)	2006	2005	2004 & Prior
	(In millions)
Original Insurance In Force	$—	$—	$8,442	$2,577	$16,375
Current Insurance In Force*	$—	$—	$4,610	$1,411	$2,402
Stop Loss Limit	$—	$—	$317	$54	$483
Claims Paid to Date*	$—	$—	$21	$10	$37
Stop loss less claims paid*	$—	$—	$296	$44	$447
Risk In Force*	$—	$—	$296	$44	$308
Average Loan Level Coverage Percent	N/A	N/A	27.2%	24.6%	26.1%

*	As of December 31, 2008.
(1)	Excludes one hybrid transaction in which PMI Guaranty Co. also participated and for which PMI has established loss reserves.
(2)	We did not enter into any modified pool (without deductible) transactions in the 2007 and 2008 book years. In January 2008, PMI received the final delivery of loans ($4.1 million of modified pool risk) under a 2007 modified pool (with deductible) transaction. Although this final delivery of loans was reported as NIW in 2008, the coverage effective date for all loans delivered under the transaction was December 2007. As a result, we report the insurance in force for all loans in this transaction in the 2007 book year. We did not enter into any new modified pool (with deductible) transactions in the 2008 book year.

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

	Modified Pool (with Deductibles) by Book Year
	As of December 31, 2008
	2008	2007	2006	2005	2004 & Prior
Modified Pool (with Deductibles) IIF (In millions)	$—	$7,716	$13,231	$6,856	$7,797

Credit Score as percentages of above IIF***
Less than 575	N/A	1.8%	0.5%	0.1%	4.2%
575—619	N/A	4.1%	1.1%	0.8%	9.0%
620—679	N/A	35.0%	38.0%	24.3%	24.1%
680—719	N/A	33.7%	33.6%	31.7%	18.8%
720 and above	N/A	25.4%	26.8%	43.0%	43.9%

Loan Type as percentages of above IIF
Fixed Rate	N/A	93.8%	98.7%	81.6%	94.9%
ARMs	N/A	6.2%	1.3%	18.4%	3.0%
2/28 Hybrid ARMs	N/A	0.0%	n.m.	n.m.	0.0%

Specific Portfolio Characteristics* as percentages of above IIF
Alt-A Loans	N/A	65.8%	72.3%	69.4%	39.7%
Interest Only Loans	N/A	42.6%	37.3%	37.4%	9.4%
California Loans	N/A	19.4%	16.3%	18.1%	12.8%
Florida Loans	N/A	9.9%	12.0%	13.0%	6.3%
Auto States** Loans	N/A	9.1%	9.4%	9.4%	13.3%
Above 97s	N/A	9.4%	0.4%	0.6%	0.9%

Avg Loan Size	N/A	$204,150	$187,982	$175,262	$124,063
Avg LTV	N/A	82%	79%	79%	75%
Avg FICO	N/A	686	693	709	691

*	Specific portfolio characteristics are not necessarily mutually exclusive.
**	Auto States include Michigan, Indiana, Ohio, and Illinois.
***	Total may not add to 100% due to unreported FICO scores.
n.m.	Not material.

The table below shows the composition of the portion of PMI’s modified pool portfolio that is not subject to deductibles.

	Modified Pool (without Deductibles) by Book Year
	As of December 31, 2008
	2008	2007	2006	2005	2004 & Prior
Modified Pool (without Deductibles) IIF (In millions)	$—	$—	$4,610	$1,411	$2,402

Credit Score as percentages of above IIF***
Less than 575	N/A	N/A	7.9%	0.0%	0.4%
575—619	N/A	N/A	17.4%	0.4%	1.6%
620—679	N/A	N/A	43.9%	20.5%	33.6%
680—719	N/A	N/A	19.9%	29.5%	27.3%
720 and above	N/A	N/A	10.9%	48.5%	29.1%

Loan Type as percentages of above IIF
Fixed Rate	N/A	N/A	37.8%	98.4%	89.1%
ARMs	N/A	N/A	61.8%	1.6%	8.6%
2/28 Hybrid ARMs	N/A	N/A	0.4%	0.0%	0.0%

Specific Portfolio Characteristics* as percentages of above IIF
Above 97s	N/A	N/A	35.6%	0.1%	2.9%
Auto States** Loans	N/A	N/A	15.9%	4.3%	6.4%
California Loans	N/A	N/A	11.7%	21.5%	20.6%
Florida Loans	N/A	N/A	10.2%	7.7%	7.5%
Alt-A Loans	N/A	N/A	7.9%	71.0%	73.7%
Interest Only Loans	N/A	N/A	7.1%	46.2%	6.7%

Avg Loan Size	N/A	N/A	$157,363	$196,631	$126,654
Avg LTV	N/A	N/A	93%	76%	78%
Avg FICO	N/A	N/A	650	718	694

*	Specific portfolio characteristics are not necessarily mutually exclusive.
**	Auto States include Michigan, Indiana, Ohio, and Illinois.
***	Total may not equal 100% due to unreported FICO scores.

We believe that the risk reduction features of our modified pool products, which may include deductibles and stop loss limits, mitigate our risk of loss. However, even with these risk reduction features, we are experiencing accelerated and substantial loss development in our modified pool products as a result of deteriorating market conditions and exposure to Alt-A loans in our modified pool (with deductible) portfolio. Due to increases in pending delinquencies, average loan amounts, claim sizes, claim rates and severity, as of December 31, 2008, we established significant loss reserves with respect to modified pool with deductibles. Our loss reserve balance for all pool loans increased from $78.8 million as of December 31, 2007 to $261.6 million as of December 31, 2008, primarily as a result of increases to loss reserves on modified pool (with deductible) insured loans. (See Section 7. Defaults and Claims—Pool Claims, below.)

Persistency; Policy Cancellations.    A significant percentage of PMI’s premiums earned is generated by insurance policies written in previous years. Consequently, the level of policy cancellations and resulting length of time that insurance remains in force are key determinants of PMI’s revenue and net income. One measure of the impact of policy cancellations on insurance in force is our persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The following graph and table show average annual mortgage interest rates and PMI’s primary portfolio persistency rates from 1998 to 2008.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Interest Rate*	6.9%	7.4%	8.1%	7.0%	6.5%	5.8%	5.8%	5.9%	6.4%	6.3%	6.0%
Persistency Rate	68.0%	71.9%	80.3%	62.0%	56.2%	44.6%	60.9%	61.9%	69.6%	75.5%	82.2%

*	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac data.

As shown by the above graph and table, low or declining interest rate environments were major factors in shortening the length of time our primary insurance in force has remained in effect. Between 2001 and 2003, declining interest rates resulted in heavy mortgage refinance activity, causing PMI’s policy cancellations to increase, thereby negatively impacting earned premiums during those years. From 2004 through 2006, the persistency rate increased, partly as a result of stabilizing or rising interest rates. In addition to interest rates, we believe that refinance activity is influenced by levels of home price appreciation, consumer behavior and the availability of certain alternative loan products. We believe that higher levels of home price appreciation between 2001 and 2006 and increasing consumer acceptance of refinance transactions and alternative loan products, such as interest only loans and payment option ARMs, contributed to higher levels of refinance activity during those years. In 2007 and 2008, interest rates began to decline; however, fewer borrowers refinanced their loans, primarily as a result of declining home prices and the diminished availability of loan products. To the extent that home prices continue to decline and residential mortgage refinance activity remains relatively low, we expect that PMI’s persistency rate will remain high.

Under normal market conditions, PMI would typically have a favorable view of higher persistency rates, which stabilize PMI’s risk-in-force and premium income stream. However, in light of PMI’s capital constraints, higher persistency rates are further constraining PMI’s capital position.

6.	Risk Management

Risk Management Approach

We utilize our loan level database in addition to proprietary and other statistical models to measure and predict loan performance based on historical prepayment and loss experience. We analyze performance based on borrower, loan and property characteristics, along with geographic factors, through historic economic and real estate cycles. We use the results of our analysis of loan behavior in addition to economic and market conditions to develop and refine how we price our coverage and in the establishment of national and regional underwriting guidelines to control the concentrations of risk in PMI’s portfolio. Historically, in developing our guidelines, we took into account the GSEs’ eligibility criteria and generally would place mortgage insurance coverage on any mortgage loan accepted by the GSEs’ automated underwriting systems. In 2007 and 2008, in light of weakening economic conditions, we made significant changes to our underwriting guidelines. Under these new guidelines, a loan application must independently meet our underwriting guidelines to be eligible for mortgage insurance from PMI, regardless of whether such loan would be accepted by the GSEs’ automated underwriting systems for purchase by the GSEs.

We continually monitor risk concentrations in our portfolio using various statistical tools. Among these are the pmiAURAsm System and the PMI Market Risk Indexsm. The pmiAURAsm System is a proprietary risk scoring tool we developed over 20 years ago that assigns a unique risk score to each loan in PMI’s portfolio corresponding to the relative likelihood of an insured loan going to claim based on demographic, geographic, economic, and loan specific characteristics. The PMI Market Risk Indexsm is a proprietary statistical model that predicts the probability of a decline in home prices at the end of two years in the Metropolitan Statistical Areas, or MSAs, in the United States based on local, historical home price appreciation, changes in the local labor markets and local home affordability. During 2008, as part of our normal review process, we revised and added to certain attributes of the model to adapt it to changes in the housing market.

Recent Underwriting Guidelines and Pricing Changes

We review PMI’s portfolio and underwriting guidelines on an on-going basis and in light of economic, housing and mortgage market conditions. From late 2006 through 2007, we eliminated coverage of 2/28 Hybrid ARMs and refined PMI’s pricing and underwriting policies in PMI’s primary structured finance channel. In the third and fourth quarters of 2007, we amended certain PMI lender paid policies to eliminate coverage of Above-97s and Alt-A loans under our lender-paid mortgage insurance agreements and instituted tighter underwriting guidelines and raised our rates for coverage of Above-97 loans in our borrower-paid flow channel. Throughout 2008, based on our ongoing reviews and negative economic conditions, we implemented new pricing and a number of guideline changes designed to reduce and/or eliminate our exposure in future NIW to certain riskier loan attributes. Among other guideline changes in 2008, we eliminated coverage of Alt-A, Above-97 and payment-option ARM loan products. In addition, we no longer offer mortgage insurance coverage of loans secured by investment properties. Further, we imposed maximum borrower debt-to-income ratios and we tightened our underwriting guidelines applicable to high balance loans, those with balances exceeding $417,000. To further reduce NIW to address capital constraints, we continued tightening our underwriting guidelines in February 2009 by eliminating coverage of loans with LTVs exceeding 95% and cash-out refinance transactions, among other things.

In the first quarter of 2008, we instituted a Distressed Markets Policy, with loan-to-value and loan product limitations on loans originated in certain distressed markets. Under our current Distressed Markets Policy, for those areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio at 90% and prescribes additional limiting criteria and underwriting guidelines for certain property types and loan purposes. PMI’s distressed markets list is reviewed and updated on a quarterly basis or as needed depending on our on-going assessment of the market.

PMI’s NIW was lower in 2008 than 2007, due in large part to these initiatives. We expect PMI’s NIW to be lower in 2009 than 2008 in part because of these guideline changes and limitations.

Underwriting Process

To obtain mortgage insurance on an individual mortgage loan, a customer submits an application to us. If the loan is approved for mortgage insurance, we issue a commitment to the customer. Our advanced technology enables us to offer customers the option of electronic submission of applications and supporting documentation, as well as electronic receipt of insurance commitments and certificates. Customer use of our electronic delivery options accounted for approximately 83% of PMI’s new policies issued in the primary flow channel in 2008.

More than 86% of PMI’s flow NIW is underwritten pursuant to a delegated underwriting program that allows approved lenders, subject to periodic quality-control audits, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance. Delegated underwriting enables us to meet mortgage lenders’ demands for immediate insurance coverage of certain loans. If PMI determines that a lender participating in the program commits us to insure a loan that fails to meet all of the approved underwriting guidelines, subject to certain exceptions, PMI has the right to exclude or rescind the coverage on the loan. PMI may also suspend or terminate the insured’s delegated authority to extend coverage to new loans if it determines that the insured has not been complying with approved underwriting guidelines. In 2008, as a result of significant variance from our quality control standards, we terminated the right of several customers to participate in the delegated underwriting program. Flow customers who are not approved to participate in the delegated program generally must submit to us an application for each loan, supported by various documents sufficient to satisfy applicable underwriting guidelines.

Contract Underwriting

On March 12, 2009, we announced that we will discontinue offering contract underwriting services provided by our wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC performed contract underwriting services on mortgage loans for which PMI provided mortgage insurance and on mortgage loans for which PMI did not provide insurance. MSC also provided the contract underwriting activities of CMG MI. New insurance policies processed by MSC contract underwriters in 2008 were 11.0% of PMI’s primary NIW compared to 10.8% in 2007 and 14.8% in 2006. The number of contract underwriters utilized by MSC decreased in 2008, and MSC’s contract underwriting activities had declined as a result of lower levels of mortgage originations and a decline in requests for contract underwriting services.

As a part of its contract underwriting services, MSC provided to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC failed to properly underwrite a mortgage loan. These remedies are separate from the insurance coverage provided by PMI. Contract underwriting remedies were $4.8 million in 2008 compared to $7.1 million and $12.4 million in 2007 and 2006, respectively. The amount of contract underwriting remedies paid by MSC in 2008 decreased from prior periods primarily as a result of a reduction in the number of contract underwritten loans in the last several years MSC may still be obligated to pay remedies in the future even though it has ceased providing contract underwriting services.

7.	Defaults and Claims

Defaults.    Our claims process begins with notification by the insured or servicer to us of a default on an insured loan. “Default” is defined in PMI’s primary master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default for the purposes of reporting defaults and default rates until a borrower has failed to pay two regularly scheduled payments. Depending upon its scheduled payment date, when a borrower fails to make two consecutive payments, the loan default could be reported to us between the 31st and 60th day after the first missed payment due date. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices. In 2008, PMI’s primary default inventory increased as a result of a number of factors, including declining home prices, higher rates of unemployment, diminished availability of loan products, and higher than expected levels of default on Above 97, Alt-A and Interest-only loans.

PMI audits and/or investigates early payment default loans (loans that default prior to the thirteenth payment or EPDs), and may also audit and/or investigate certain non-EPD loans for misrepresentations, negligence, negligent underwriting and eligibility for coverage. In 2008, we allocated additional resources to our investigations unit to ensure the timely review and investigation of loans, and as a result, the number of rescinded loans substantially increased in 2008 and is expected to remain high in 2009. See Item 1A. Risk Factors—The U.S. mortgage insurance industry and PMI are subject to litigation risk.

Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. The rate at which defaults cure (the “cure rate”) is influenced by borrowers’ financial resources, regional housing and economic conditions, such as unemployment rates, and, recently, the speed with which loan servicers process delinquencies or engage in other loss mitigation efforts. Because PMI’s loss reserves are based upon its default inventory, delinquent loans that cure are no longer included in PMI’s loss reserves. PMI’s cure rate declined in 2008 as a result of, among other things, diminished refinancing opportunities as a result of declining home prices and unavailability of certain loan products, higher rates of unemployment, and other economic conditions and a slowdown in the time to resolve defaults (either through cure or claim payment) attributable to significant backlogs in workout activity by loan servicers. The decline in PMI’s cure rate has been partially offset by PMI’s loss mitigation efforts and by increased rescissions of insurance written in prior periods.

In response to the increase in PMI delinquent loans, changing market conditions and increased pressure on loan servicers, in late 2007 PMI formed the Homeownership Preservation Initiatives (HPI) department to facilitate the mounting volume of retention workout requests, such as repayment plans and loan modifications, which enable borrowers to cure their defaults and reinstate their loans. The HPI department facilitates loan servicer efforts by providing enhanced delegation, the placement of PMI loss mitigation staff on-site within loan servicers’ offices, servicer staff training and additional resources to supplement loan workout strategies on PMI insured loans. In early 2008, HPI also began direct outreach to delinquent borrowers on insured loans to educate them about workout options and to hasten loan workout discussions with their loan servicers to design workout plans to help cure their defaults. PMI’s HPI team supplements loan servicers’ outreach efforts through the use of our own loss mitigation professionals, through the engagement of specialty vendors, non-profit housing counseling agencies and through our participation in community outreach events, including HOPE NOW homeownership preservation forums.

Claims and Policy Servicing.    As a result of the portion of delinquent loans that cure, the frequency of claims is not directly proportional to the number of defaults we receive. In most cases, however, defaults that are not cured result in claims. Whether an uncured default leads to a claim principally depends on the borrower’s equity in the underlying property at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When the likelihood of a defaulted loan being reinstated is minimal, we work with the servicer to explore the possibility of a liquidation workout such as a pre-foreclosure sale (or early disposal of the underlying property, usually in an amount less than what is owed) or a deed in lieu (where the borrower conveys title to the lender in satisfaction of their debt) – both avoiding the lengthy foreclosure process. Such liquidation workouts result in a reduction in our losses compared to the percentage coverage option amount payable under PMI’s master policies.

Within 60 days after a valid primary insurance claim and supporting documentation have been filed, we have the option of:

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

While we select the claim settlement option that best mitigates the amount of our claim payment, we generally pay the coverage percentage multiplied by the loss amount. At December 31, 2008, our carrying value, which approximates fair value, of REO properties was $4.8 million compared to $20.3 million at December 31, 2007 and $26.9 million at December 31, 2006.

Primary Claim Sizes and Severity.    The severity of an individual claim is calculated as the ratio of the claim paid to the original risk in force relating to the loan. The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured, foreclosure expenses, the time required to complete foreclosure (which varies by state), and the amount of mortgage insurance coverage placed on the loan. Pre-foreclosure sales, acquisitions and other early workout efforts, including those described above, help to reduce overall claim severity. In 2008, we processed 10.9% of the paid primary insurance claims on the basis of a prearranged sale, compared to 20.0% and 22.9% in 2007 and 2006, respectively. In 2008, we exercised the option to acquire the property on 0.2% of the primary claims processed for payment, compared to 2.4% and 4.6% for 2007 and 2006, respectively.

PMI’s average primary claim severity is, for a given period, primary claims paid as a percentage of the total risk in force of primary loans for which claims were paid. The increase in average primary claim severity in 2008 (shown in the table below) reflects the deterioration of the mortgage, housing and credit markets, as well as other factors, including declining home prices, higher coverage levels, delays in delinquency and claim resolutions and the related decline in early workout opportunities. Because severity reflects regional as well as national market conditions, PMI’s average primary claim severity varies from region to region. The table below shows average primary claim severity, by region, for the years 2005 through 2008. In 2008, severity worsened in every region, with the most significant increases in the Mid-Atlantic and Northeast regions, where average primary claim severity increased by 15.3 percentage points and 15.1 percentage points respectively from their 2007 levels.

	Average Primary Claim Severity
	2008	2007	2006	2005
Region
Great Lakes (1)	105.2%	104.4%	101.7%	99.7%
Mid-Atlantic (2)	91.1%	75.8%	71.5%	75.6%
New England (3)	94.8%	90.6%	76.9%	58.3%
North Central (4)	98.7%	93.8%	86.1%	83.0%
Northeast (5)	98.1%	83.0%	84.2%	81.2%
Pacific (6)	95.7%	88.2%	53.5%	61.8%
Plains (7)	93.5%	92.9%	88.2%	87.8%
South Central (8)	91.9%	87.7%	80.6%	82.5%
Southeast (9)	92.1%	87.2%	83.0%	86.9%
Average Primary Claim Severity – U.S.	95.6%	91.5%	86.1%	86.1%

(1)	Includes Indiana, Kentucky, Michigan and Ohio.
(2)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(3)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(4)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(5)	Includes New Jersey, New York and Pennsylvania.
(6)	Includes California, Hawaii, Nevada, Oregon and Washington, Alaska and Guam.
(7)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(9)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.

The table below sets out by channel primary claims paid (which does not include changes in loss reserves):

	Primary Claims Paid for the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Flow Channel	$483,988	$222,273	$161,562
Structured Finance Channel	288,355	104,144	55,853
Other*	(29,392)	3,230	(3,384)

Total Primary Claims paid	$742,951	$329,647	$214,031

*	Includes supplemental payments and reversals, including $34.0 million recovered from certain terminated captive trust accounts during 2008, which reduces the total claims paid.

Primary Default Rates by Region.     Primary default rates and claim activity differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. PMI’s default rates are calculated by dividing the number of insured loans in default in the particular portfolio by the total number of policies in force in that portfolio. Declining home prices, particularly in California and Florida, and weak economic conditions in California, have negatively affected PMI’s default rates in those states. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s primary risk in force. Default rates are shown by region based on location of the underlying property.

	Percent of Primary Risk in Force as of December 31, 2008	Primary Default Rates by Region as of December 31,
		2008	2007	2006
Region
Pacific (1)	15.34%	17.24%	7.16%	2.98%
New England (2)	4.38%	10.47%	6.44%	4.27%
Northeast (3)	10.42%	11.70%	7.26%	5.51%
South Central (4)	16.98%	10.93%	6.14%	5.21%
Mid-Atlantic (5)	6.39%	12.12%	5.96%	3.39%
Great Lakes (6)	9.10%	14.85%	11.23%	8.86%
Southeast (7)	24.36%	17.88%	9.00%	5.74%
North Central (8)	10.05%	13.32%	7.99%	5.60%
Plains (9)	2.98%	8.80%	5.74%	4.57%

Total Primary Portfolio	100.00%	14.12%	7.93%	5.55%

(1)	Includes California, Hawaii, Nevada, Oregon and Washington, Alaska and Guam.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of Primary Risk in Force as of December 31, 2008	Primary Default Rates for Top Ten States by Primary Risk in Force (1)
		Default Rates as of December 31,
		2008	2007	2006
Florida	10.3%	27.79%	10.56%	3.44%
California	8.0%	24.68%	10.92%	3.56%
Texas	7.3%	9.44%	6.03%	5.63%
Illinois	5.2%	14.80%	8.19%	5.58%
Georgia	4.7%	14.62%	9.50%	7.86%
New York	3.9%	11.27%	6.78%	5.40%
Ohio	3.8%	13.50%	10.83%	8.79%
Pennsylvania	3.3%	10.75%	7.47%	6.00%
New Jersey	3.2%	14.17%	7.53%	4.62%
Washington	3.1%	8.15%	3.58%	2.76%

(1)	Top ten states as determined by primary risk in force as of December 31, 2008.

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

	Primary Default Rates as of December 31,
	2008	2007	2006
Flow Channel
Loan Type*
Alt-A Loans	30.0%	11.6%	4.6%
Less-than-A Quality	30.4%	18.6%	16.8%
Above 97s	18.3%	8.8%	5.9%
ARMs	32.8%	15.1%	7.0%
2/28 Hybrid ARMs	—	—	—
Payment option ARMs	38.9%	14.5%	3.7%
Interest Only	28.2%	9.6%	3.0%
Total Flow Channel	13.0%	6.7%	4.8%

Structured Finance Channel
Loan Type*
Alt-A Loans	32.4%	20.8%	7.8%
Less-than-A Quality	31.6%	23.6%	23.2%
Above 97s	18.1%	10.2%	9.2%
ARMs (excluding 2/28 Hybrid ARMs)	30.4%	16.4%	14.1%
2/28 Hybrid ARMs	48.5%	38.6%	16.0%
Payment option ARMs	—	—	—
Interest Only	30.1%	15.9%	5.0%
Total Structured Finance Channel	20.7%	13.9%	9.9%

	Primary Default Rates as of December 31,
	2008	2007	2006
Total Primary
Loan Type*
Alt-A Loans	30.6%	13.9%	5.7%
Less-than-A Quality	30.8%	20.2%	19.0%
Above 97s	18.3%	9.1%	6.6%
ARMs (excluding 2/28 Hybrid ARMs)	32.0%	15.5%	8.5%
2/28 Hybrid ARMs	48.5%	38.6%	16.0%
Payment option ARMs	38.9%	14.5%	3.7%
Interest Only	28.6%	11.0%	3.7%
Total Primary	14.1%	7.9%	5.6%

*	Loan types are not mutually exclusive.

The higher default rates exhibited by PMI’s structured finance channel are primarily the result of a larger concentration of loans insured through that channel that have layered risk characteristics.

Primary Default Rates and the Aging of PMI’s Insurance Portfolio.    Default and claims activity are not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, we generally expect the majority of default and claims activity on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. Primary insurance written from the period of January 1, 2005 through December 31, 2007 represented 58.9% of PMI’s primary insurance in force at December 31, 2008. The table below, which sets out default rates by book year, shows that PMI has experienced adverse and accelerated delinquency development in its 2005, 2006, 2007 and 2008 insured loan portfolios.

Book Year	PMI Average Fixed Rate (1)	Percent of Primary Risk in Force as of December 31, 2008	Default Rates
			2008	2007	2006	2005	2004
2002 and prior	7.72%	6.9%	12.3%	9.7%	9.5%	10.7%	9.2%
2003	6.00%	8.4%	9.6%	6.4%	5.3%	5.1%	3.1%
2004	6.15%	9.0%	11.4%	7.8%	5.9%	4.7%	1.6%
2005	6.31%	13.2%	16.0%	9.6%	4.9%	2.3%	—
2006	7.10%	16.9%	21.2%	10.8%	2.5%	—	—
2007	7.17%	29.6%	18.3%	5.1%	—	—	—
2008	6.37%	16.0%	3.9%	—	—	—	—

Total		100.0%	14.1%	7.9%	5.6%	5.7%	4.9%

(1)	Average PMI fixed annual mortgage interest rate.

The following table sets forth, for each of the years 2006, 2007 and 2008, the dispersion of PMI’s losses and loss adjustment expenses by book year. Losses and loss adjustment expenses represent claims paid, certain expenses related to default notification and claim processing, and changes to loss reserves during the applicable year.

	Losses and Loss Adjustment Expenses For the year ended December 31,
	2008	2007	2006
	(In thousands)
Book Year
2002 and prior	$64,629	$76,327	$49,917
2003	79,310	72,104	46,182
2004	142,950	119,522	56,605
2005	324,842	262,247	71,758
2006	555,607	349,265	38,575
2007	580,516	216,628	—
2008	87,866	—	—

Total	$1,835,720	$1,096,093	$263,037

Pool Claims.    Pool claims are generally filed after the underlying property is sold. We settle a pool claim in accordance with the terms of the applicable pool insurance policy, which includes a stop loss limit and, in some cases, a specified deductible. Subject to such stop loss limit and any deductible, our modified pool insurance generally covers a specified percentage of the particular loss less net proceeds from the sale of the property and any primary claim proceeds. Our traditional pool insurance generally covers 100% of the loss less net proceeds from the sale of the property and any primary claim proceeds. Other pool insurance policies may include a maximum coverage percentage or a defined benefit. Claims relating to policies with a maximum coverage percentage are settled at the lesser of the actual loss or the maximum coverage set forth in the applicable policy. Claims relating to policies with defined benefits are settled at the maximum coverage percentage set forth in the applicable policy. We settle pool claims upon receipt of all supporting documentation. Pool insurance claims paid by PMI in 2008 increased to $55.2 million from $21.0 million in 2007.

Modified Pool Performance.    The tables Modified Pool (with Deductibles) by Book Year and Modified Pool (without Deductibles) by Book Year, in Section 5 above, summarize the loss development of PMI’s modified pool portfolio. Those tables show that, as of December 31, 2008, PMI paid $68 million in claims on its non-deductible modified pool portfolio. Our modified pool portfolios are aging under severe economic conditions and certain deductibles on individual transactions were pierced in December 2008 and we expect additional deductibles to be pierced in 2009. As a result, PMI expects its claim payments on modified pool products will significantly increase in 2009. In addition, in 2008, due to increases in pending delinquencies and higher average loan amounts, claim rates, claim sizes and severity, we established significant loss reserves with respect to our modified pool with deductible portfolio.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claim payment), the reporting of such default to us and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (“LAE”) reserves, and incurred but not reported (“IBNR”) reserves. IBNR reserves represent our estimated unpaid losses on loans that are in default but have not yet been reported to us as delinquent by our customers. Loss reserves are estimates and there can be no assurance that PMI’s reserves will prove to be adequate to cover ultimate loss developments on reported defaults. Consistent with industry accounting practices,

PMI does not establish loss reserves for estimated potential defaults that have not occurred but that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates, Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data—Note 8. Reserve for Losses and Loss Adjustment Expenses (LAE).

The table below shows PMI’s total risk in force and loss reserves as of December 31, 2008, 2007 and 2006.

	Risk In Force and Loss Reserves as of December 31,
	2008	2007	2006
	(Dollars in thousands)
Total Primary and Pool Risk In Force	$33,327,248	$34,431,473	$28,927,051

Gross Loss Reserves by Book Year
2002 and prior	$137,136	$117,987	$103,053
2003	118,672	87,713	65,107
2004	166,420	119,017	76,606
2005	406,224	238,077	83,339
2006	774,871	345,918	38,077
2007	928,065	224,368	—
2008	93,116	—	—

Total Loss Reserves	$2,624,504	$1,133,080	$366,182

The higher loss reserve balance for 2008 shown in the table above reflects, among other factors, accelerated delinquency development of the 2007 book and significant additions to reserves in 2008 for the 2005 and 2006 book years, both as a result of increasingly higher delinquency and claim rates, higher claim severity and a slowdown in delinquency resolution. The additions to reserves for the 2008 book year reflect higher than expected delinquencies on loans insured during early 2008, primarily under 2007 commitments and prior to our implementation of tighter underwriting guidelines and pricing changes.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of the year of original policy issuance (“policy year”) and each successive year thereafter, expressed as a percentage of the cumulative premiums written on such policies.

Percentage of Cumulative Primary Insurance Losses Paid (Gross)

To Cumulative Primary Insurance Premiums Written (Gross)*

	Policy Issue Year (Loan Closing Year)
Year	1980	1981	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991	1992	1993	1994
1	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
2	11.8	23.3	38.1	14.8	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8	1.1	1.0	1.0
3	39.2	90.4	112.1	47.3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6	6.9	5.5	6.5
4	74.2	139.3	166.3	83.0	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9	16.3	13.4	13.7
5	95.5	168.3	180.9	129.3	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9	28.3	18.7	18.0
6	100.8	168.0	229.6	165.9	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8	36.1	21.1	20.1
7	90.8	184.8	251.0	177.5	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4	40.3	21.9	20.9
8	98.5	197.3	265.4	184.6	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3	41.5	22.0	21.3
9	107.8	203.6	265.7	187.7	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7	41.3	21.8	21.3
10	111.4	205.6	264.4	189.8	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6	41.1	21.6	21.3
11	113.0	207.1	263.8	191.0	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7	41.0	21.7	21.4
12	114.1	208.8	264.4	191.3	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7	41.0	21.7	21.4
13	114.6	208.9	263.3	191.1	142.1	65.8	28.8	28.4	35.0	53.3	61.4	52.6	41.0	21.7	21.4
14	115.0	209.8	262.2	190.6	141.7	65.9	29.0	28.6	35.2	53.3	61.4	52.6	41.0	21.6	21.4
15	115.1	209.5	261.5	190.1	141.5	66.0	29.1	28.5	35.2	53.2	61.4	52.6	41.0	21.6	21.4
16	115.3	209.2	260.8	189.8	141.3	66.0	29.1	28.5	35.2	53.2	61.5	52.6	41.0	21.7
17	115.5	208.9	260.4	189.5	141.0	66.0	29.1	28.6	35.2	53.2	61.5	52.6	41.0
18	115.5	208.5	259.8	189.5	140.9	66.0	29.1	28.6	35.2	53.2	61.5	52.7
19	115.5	208.1	259.6	189.5	140.8	66.0	29.1	28.5	35.2	53.2	61.5
20	115.4	208.1	259.6	189.4	140.8	66.0	29.1	28.5	35.2	53.2
21	115.4	208.0	259.5	189.5	140.7	65.9	29.1	28.5	35.2
22	115.3	208.0	259.5	189.5	140.7	65.9	29.1	28.5
23	115.3	208.0	259.5	189.4	140.6	65.9	29.1
24	115.3	208.0	258.6	189.5	140.5	65.9
25	115.3	206.6	258.1	189.5	140.5
26	114.5	206.3	258.1	189.5
27	114.0	206.3	258.1
28	114.0	206.3
29	114.0

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
1	0.1	—	—	—	0.1	1.2	1.1	0.1	0.1	0.1	0.1	0.3	0.2	0.1
2	2.8	2.9	2.3	1.2	2.7	10.2	6.6	4.5	2.8	3.9	4.9	11.3	14.9
3	10.4	8.3	5.8	3.8	5.9	21.8	22.5	14.5	8.9	12.3	22.2	56.8
4	15.4	11.9	8.7	5.7	8.6	35.2	34.1	23.3	13.9	21.2	60.0
5	18.2	14.2	10.4	6.7	11.1	43.0	42.0	27.7	17.4	30.8
6	19.2	15.3	11.1	7.7	12.7	48.0	45.8	30.5	20.5
7	20.1	15.8	11.9	8.3	13.9	50.3	47.9	32.5
8	20.3	16.1	12.4	8.8	14.4	51.7	49.1
9	20.4	16.3	12.8	9.0	14.7	52.3
10	20.5	16.5	13.0	9.2	15.0
11	20.6	16.6	13.0	9.4
12	20.7	16.7	13.2
13	20.8	16.8
14	20.9

*	Gross premiums written has not been reduced by ceded and refunded premiums.

The above table shows that the cumulative loss ratios for all policy years through 1998 did not change by any material amount from the end of 2007, which indicates that these ratios have stabilized and reached their ultimate development for each of these policy years. Policy year 1999 also has seen only slight claims development since the end of 2007.

The table shows that performance of policies originally issued in the years 1980 through 1984 was adverse, with cumulative loss ratios ranging from 114.0% to 258.1% at the end of 2008. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which we believe, along with increased premium rates and generally improving economic conditions, contributed to the lower cumulative loss ratios in subsequent years.

Policy years 1985 through 1992 have developed to cumulative loss ratios between 28.5% and 65.9%, reflecting higher levels of claims on California loans insured in those years, as well as higher prepayment speeds when market rates dropped to relatively low levels from late 1992 through early 1994. Loss ratios declined year-to-year from 1993 and bottomed out at 9.4% at the end of eleven years for the 1998 policy year, a record low. The declines were due to an improvement in California’s economy and a strong national economy with no material regional weaknesses. The 1999 policy year is developing at a level slightly higher than 1998, but still at low levels. Given the small amount of business left in the 1996 through 1999 books, further development is expected to be immaterial.

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

The 2002 book year is developing favorably compared to 2000 and 2001 due to a lower level of claims. 2003 is performing favorably compared to 2002 due to lower levels of claims and higher persistency. 2004 has a higher cumulative loss ratio development at four and five years than 2003, due to higher claims development and comparable persistency. Book years 2005 through 2007 experienced progressively higher loss ratios, primarily due to higher claim rates and claim severity associated with the sustained weakness in the residential mortgage and housing markets as well as a result of riskier loan products that have sustained higher levels of losses. In particular, the cumulative loss ratio from book year 2007 reflects significant exposure to insurance written on Alt-A loans as well as loans with high LTVs with greater exposure to home price declines. The 2008 book year is still in its early stages of development, and the loss ratio of 0.1 in its first year is due to earlier than expected losses on loans insured during the first quarter of 2008, primarily under 2007 commitments and prior to our implementation of tighter underwriting guidelines and pricing changes.

8.	Multicultural Markets—Expanding Homeownership

Expanding homeownership opportunities for low- to moderate-income individuals, first-time home buyers, and typically underserved communities is important to us. We believe that some insured affordable housing loans may carry higher risks than other insured loans. An important and ongoing initiative has been to establish partnerships with numerous national and community organizations in order to mitigate credit risk on these loans and promote community revitalization. We have strong affiliations with major organizations such as: AREAA (Asian Real Estate Association of America), NAHREP (National Association of Hispanic Real Estate Professionals), NAREB (National Association of Real Estate Brokers—Realtist), NHC (National Housing Conference), National NCLR (National Council of La Raza), LULAC (League of United Latin American Citizens), NeighborWorks America and others.

Additionally, through education and outreach, our goal is to ensure that borrowers have a thorough understanding of the responsibilities and challenges of homeownership. As a result, we have instituted various programs that utilize pre- and post-purchase borrower counseling to increase the likelihood of successful homeownership.

9.	Reinsurance

Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurance company indemnifies PMI for the reinsurance company’s share of losses incurred under specific insurance policies, unlike an assumption and novation agreement, where the assuming reinsurance company’s liability to the policyholder is substituted for that of PMI. PMI’s reinsurance arrangements include captive reinsurance, both excess-of-loss (“XOL”) and quota-share and other reinsurance structures, as well as reinsurance agreements with affiliates to comply with state statutory requirements.

(a) Captive Reinsurance

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

Ceded premiums, as well as capital deposits required of the captive reinsurer, are held in a bankruptcy-remote trust for PMI’s benefit to secure the payment of potential future claims. Captive reinsurers must comply with applicable insurance regulations and must adhere to minimum capital requirements, which consider only eligible assets held in trust specifically for our benefit. If, at the end of predetermined reporting periods, the value of assets in the trust is less than that required under the minimum capital requirement, the captive reinsurer must deposit additional amounts into the trust account. If a captive reinsurer does not meet its capital deposit obligations, the agreement will either be placed into run-off or commuted according to its express terms or by mutual agreement of the parties, in which case PMI would reassume the ceded risk and recover all trust assets.

Dividends from the trust accounts are only permissible once specified capital ratios are exceeded and then, only to the extent of such excess. For example, with respect to XOL arrangements, only amounts held in the trust that exceed 20% of the ceded risk may be dividended to the captive. In addition to adherence to dividend capital ratios, some captive reinsurance agreements prohibit any dividends until book years have been reinsured for a minimum time period, typically three years. Because captive trust assets are not segregated by book or policy year, ceded premiums deposited into a trust in one year may be used to pay claims on policies reinsured by the captive in prior or later book years. As of December 31, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $860.1 million. Due to the run-off and commutation of certain captive reinsurance agreements during the third and fourth quarters of 2008, as well as expected future claim payments in 2009 and given that PMI is no longer seeking reinsurance under XOL captive reinsurance agreements, as discussed below, we do not anticipate that the aggregate amount of assets held for the benefit of PMI in captive trust accounts will increase in 2009.

PMI’s captive reinsurance agreements primarily provide for XOL reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer. In the first quarter of 2008, the GSEs’ eligibility requirements for approved mortgage insurers were temporarily amended, with respect to business written on or after June 1, 2008, to prohibit cessions of gross risk or gross premium cedes greater than 25% to captive reinsurers. On September 29, 2008, PMI announced that, effective January 1, 2009, it would no longer seek reinsurance under XOL captive reinsurance agreements on new business. On that date, in-force XOL contracts were placed into run-off and will mature pursuant to the existing terms and conditions. PMI will, however, continue to consider quota share captive reinsurance arrangements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected, less a ceding commission.

Captive reinsurance agreements mitigate catastrophic losses in times of economic stress. In addition, certain rating agency capital models recognize the trust balances of the captive reinsurers and, thus, also recognize the reinsurance value and transfer of risk associated with captive reinsurance. Typically, only flow Borrower Paid MI is subject to captive reinsurance agreements. The captive reinsurance agreements must comply with both federal and state statutes and regulations, including the Real Estate Settlement Procedures Act of 1974, as well as criteria established by the GSEs.

In 2008, we received $12.9 million in claim payments from captive trusts. We expect this amount to increase substantially in 2009. See Item 1A. Risk Factors—The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to increased scrutiny by insurance and other regulatory authorities and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance Operations, Premiums written and earned, below.

(b) Other Reinsurance

We are currently reviewing our reinsurance strategies with regard to capital and risk management, including potentially seeking quota-share reinsurance coverage (other than existing quota-share captive reinsurance arrangements) on future insurance writings in 2009 and beyond. See Item 1A. Risk Factors—Capital and Liquidity Constraints.

(c) Reinsurance with Affiliates

Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured, and as a result, the portion of such insurance in excess of 25% (“deep coverage”) must be reinsured. To minimize reliance on third party reinsurance companies and to permit PMI to retain the premiums (and related risk) on deep coverage business, The PMI Group, our parent company, formed several wholly-owned subsidiaries including PMI Reinsurance Co., or PRC, Residential Insurance Co., or RIC, and PMI Mortgage Guaranty Co., or PMG, to provide reinsurance of such deep coverage to PMI. These deep cede reinsurance agreements with PRC, PMG and RIC replaced reciprocal deep cede reinsurance agreements that PMI had with certain non-affiliate mortgage insurance companies, which have now largely run off. Prior to 2008, Residential Guaranty Co. (now known as PMI Insurance Co., or PIC) also provided such reinsurance to PMI. PMI uses reinsurance provided by its reinsurance affiliates solely for purposes of compliance with statutory coverage limits. CMG MI also uses reinsurance provided by its reinsurance affiliate, CMG Reinsurance Company, to comply with statutory limits.

10.	Regulation

State Regulation

General.    Our U.S. mortgage insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments of the various states in which they are licensed to transact business. The principal aim of this regulation is to safeguard their solvency for the protection of policyholders. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine the financial books and records of companies, as well as their market conduct and practices, and to enforce rules or exercise discretion touching the most significant aspects of the insurance business. In light of current negative economic conditions and the impacts on our financial condition and results of operations, we expect greater scrutiny from state insurance regulators certain of whom have increased their reporting requirements.

Mortgage insurers are restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other kinds of insurance. Our non-insurance subsidiaries are not subject to regulation under state insurance laws except with respect to transactions with their insurance company affiliates.

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

The PMI Group is treated as an insurance holding company under the laws of the State of Arizona. The Arizona insurance laws govern, among other things, certain transactions in our common stock and certain transactions between or among The PMI Group and its domestic and international subsidiaries. For example, no person may, directly or indirectly, offer to acquire or acquire voting securities of The PMI Group or any one of the Arizona subsidiaries, if after consummation thereof, such person would be in control, directly or indirectly, of such entity, unless such person obtains the Arizona Director of Insurance’s prior approval. For purposes of the foregoing, “control” is rebuttably presumed to exist if such person, following the acquisition, would, directly or indirectly, own, control or hold with the power to vote or hold proxies representing 10% or more of the entity’s voting securities. In addition, all material transactions involving PMI Mortgage Insurance Co., (“MIC”), PMG, PRC, PIC, and/or RIC and any of their affiliates, such as PMI Europe, are subject to prior approval of the Arizona Director of Insurance, and may be disapproved if they are found to be not “fair and reasonable.” MIC, on behalf of itself and its affiliates, is required to file an annual insurance holding company system registration statement with the Arizona and Wisconsin Departments of Insurance (and any other states that so request) disclosing all inter-affiliate relationships, transactions and arrangements that occurred or were in effect during the prior calendar year, and providing information on The PMI Group, the holding company’s “ultimate controlling person.” We must also submit and update biographical information about the executive officers and directors of the holding company’s insurance subsidiaries, as well as executive officers and directors of The PMI Group as required by those states.

The insurance holding company laws and regulations are substantially similar in Wisconsin (where CMG MI, Commercial Loan Insurance Corporation, or CLIC, and WMAC Credit Insurance Corporation, or WMAC Credit, are domiciled), and transactions among these subsidiaries, or any one of them and another affiliate (including The PMI Group) are subject to regulatory review and approval in the respective states of domicile. FGIC is subject to regulation under insurance holding company statutes of New York, where it is domiciled, as well as other jurisdictions where FGIC is licensed to do insurance business. Transactions between FGIC and The PMI Group and its subsidiaries are subject to prior approval of the New York Department of Insurance as well as the Arizona Department of Insurance.

Risk-to-Capital and Minimum Policyholders Position.    A number of states limit the amount of insurance risk that may be written by a mortgage insurer to 25 times the insurer’s total statutory capital (“risk-to-capital ratio”), or a formula for minimum policyholders position. If a mortgage insurer exceeds an applicable risk-to-capital ratio requirement or falls below a state’s minimum policyholders position, it cannot write new business until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum. As of December 31, 2008, MIC’s risk-to-capital ratio was 18.5 to 1 and MIC held $424 million in excess of the required minimum policyholders position. Based on current and expected future trends, we believe that we will continue to incur and pay material losses. Unless we raise capital (which could include statutory capital or capital or risk relief), PMI’s policyholders position will likely decline and risk-to-capital ratio increase beyond levels necessary to meet capital adequacy requirements imposed by regulators. See Item 1A. Risk Factors—Unless we raise capital, PMI’s policyholders position will likely decline and its risk-to-capital ratio will likely increase beyond the levels necessary to meet various capital adequacy requirements, which would restrict PMI’s business operations, result in further downgrades of our ratings and have an adverse impact on our financial condition, results of operations and business.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years (and then released into surplus), although earlier releases may be authorized by state insurance regulators in certain cases or if, and to the extent, the mortgage insurer’s loss ratio exceeds 35%. For the year ended December 31, 2008, MIC released $1.5 billion of contingency reserves into surplus attributable to losses in excess of 35% of earned premiums. PIC released $188.2 million of contingency reserves into surplus for excess of 35% losses. At December 31, 2008, PMI had statutory policyholders’ surplus of $585.8 million and statutory contingency reserves of $1.1 billion.

Dividends.    MIC did not pay shareholder dividends to The PMI Group in 2008 and we do not expect that PMI will pay dividends to The PMI Group in 2009 and 2010. Our Arizona insurance subsidiaries’ ability to pay dividends (including returns of capital) to The PMI Group as their sole shareholder is limited, among other things, by the insurance laws of Arizona and other states. Under Arizona law, an insurance subsidiary may pay dividends out of available surplus without prior approval of the Arizona Director of Insurance, as long as such dividends during any 12-month period do not exceed the lesser of (i) 10% of policyholders’ surplus as of the preceding calendar year end, or (ii) the preceding calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director of Insurance. The Arizona Director of Insurance may approve an extraordinary dividend if he or she finds that, following the distribution, the insurer’s policyholders’ surplus is reasonable in relation to its liabilities and adequate to its financial needs. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The PMI Group Liquidity—Dividends to The PMI Group.

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

Premium Rates and Policy Forms.    Our insurance subsidiaries’ premium rates and policy forms are subject to regulation in every jurisdiction in which each is licensed to transact business. In most U.S. jurisdictions, policy rates must be filed prior to their use. In some U.S. jurisdictions, forms must also be approved prior to use.

Reinsurance.    Regulation of reinsurance varies by state. With the notable exceptions of Arizona, Illinois, Wisconsin, New York, North Carolina, and California, many states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurance companies. Under such laws, if a reinsurance company is not accredited in such states, the domestic company ceding business to the reinsurance company cannot take credit in its statutory financial statements for the risk ceded to such reinsurance company absent compliance with certain minimum statutory capital and reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements even if no statutory financial statement credit is taken.

Examinations.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their financial condition and market conduct by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Director of Insurance periodically conducts a financial examination of insurance companies domiciled in Arizona. In 2008, the Arizona Director of Insurance conducted an examination of MIC, PMG, PRC, PIC and RIC for the five year period between January 1, 2003 and December 31, 2007 but has not yet issued a report. CMG MI, CLIC and WMAC Credit were examined by the Wisconsin Department of Insurance in 2008 for the five year period ended December 31, 2007. In lieu of examining a foreign insurer (i.e., an insurer licensed but not domiciled in a state), the insurance supervisors may accept an examination report by a state that has been accredited by the National Association of Insurance Commissioners. Thus, while states have the authority to examine all licensed insurers, in practice, insurance supervisors for the most part defer to the examination reports issued by the domiciliary supervisor. The final examination reports are public records and may be obtained from the applicable state’s department of insurance.

GSEs.    In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet Fannie Mae’s and Freddie Mac’s mortgage insurer eligibility requirements. These requirements, among other things, impose standards for minimum ratings, legal compliance, use of reinsurance, including captive reinsurance, policies and procedures, risk-sharing, and reporting requirements. As discussed in Item 1(A). Overview of Operations—Financial Strength Ratings, above, in 2008, we submitted remediation plans to the GSEs, who currently treat PMI as an eligible mortgage insurer. See Item 1A. Risk Factors—The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility. In September 2008, the GSEs were placed into conservatorship, which may impact the GSEs’ role in the mortgage industry as well as their treatment of mortgage insurers. See Item 1(B)(1)(a). Business—U.S. Mortgage Insurance Operations—Products—Primary Mortgage Insurance—Primary Flow Channel and Item 1A. Risk Factors—If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue.

National Association of Insurance Commissioners.    The National Association of Insurance Commissioners, or NAIC, is an organization of the state insurance regulators of all 50 states, the District of Columbia, Puerto Rico, Guam, and U.S. Territories. A major objective of the NAIC is to promote uniformity and harmonization of insurance regulation among the states by the adoption and promulgation of model laws and regulations. The NAIC has developed a rating system, the Insurance Regulatory Information System, or IRIS, primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of key financial ratios, which are intended to indicate unusual fluctuations in an insurer’s statutory financial position and/or operating results. The NAIC applies its IRIS financial ratios to PMI on a continuing basis in order to monitor PMI’s financial condition. The NAIC’s Financial Analysis Working Group has been facilitating the exchange of information among regulators of mortgage guaranty insurers.

Federal Laws and Regulation

Certain federal laws, such as the Homeowners Protection Act discussed below, directly affect private mortgage insurers. Private mortgage insurers, including PMI, are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material adverse effect on PMI. As noted in Item 1(B)(2). Business—U.S. Mortgage Insurance Operations—Competition—U.S. and State Government Agencies above, recently enacted federal legislation provides the FHA with greater flexibility in establishing new products and temporarily increases the maximum loan amount that the FHA may insure, in some cases up to the GSE limits, including up to $729,500 in “high-cost” areas. Further legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

The placement of the GSEs into the conservatorship of the FHFA increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the U.S. housing market and potentially propose certain structural and other changes to the GSEs. New federal legislation or Treasury programs such as those discussed below could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether, and thereby materially affect our ability to compete, demand for our products and the profitability of our mortgage insurance business. See Item 1(B)(1)(a). Business—U.S. Mortgage Insurance Operations—Product—Primary Mortgage Insurance—Primary Flow Channel, above and Item 1A. Risk Factors—If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue.

Some federal legislation may have a material positive impact on PMI. Specifically, the Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the Secretary of the Treasury to establish programs that would aid homeowners to modify or reinstate loans in default and to stabilize the financial sector. On February 10, 2009, the Treasury department announced its Financial Stability Plan, which includes TARP, with the stated purpose of increasing transparency, reducing the number of foreclosures, relieving banks of troubled assets and providing performance benchmarks for institutions receiving federal funds. Among other things, the Financial Stability Plan includes a capital assistance program that allows Treasury to inject new capital into financial institutions and a joint initiative with the FDIC to create a public-private investment fund that would use a combination of private and public funds to make large scale asset purchases, with the goal of leveraging private capital on an initial scale to purchase up to $500 billion in troubled assets. Our efforts to enhance our capital and liquidity as a result of capital constraints include potentially obtaining capital or other relief under the Financial Stability Plan. See Item 1A. Risk Factors—Capital and Liquidity Constraints.

On February 18, 2009, President Obama announced his administration’s “Homeowner Affordability and Stability Plan”, or the Plan, which is designed to keep certain borrowers in their homes and reduce the rate of foreclosures. On March 4, 2009, the Treasury Department released guidelines implementing two programs under the Plan: “The Home Affordable Refinance” program and “The Home Affordable Modification” program. The refinance and modification programs are designed to keep homeownership affordable for borrowers who remain current on their mortgages but whose LTVs have risen because of declining home values and to aid struggling borrowers with high mortgage debt to income ratios. The Plan also includes a component requiring participating lenders to adhere to uniform modification guidelines adopted by Treasury and an increased funding commitment to the GSEs to ensure strength and liquidity in the mortgage markets as well as to keep mortgage rates affordable. Finally, under the Plan, Congress is considering legislation (the “Helping Families Save Their Homes in Bankruptcy Act of 2009”), which would amend the United States bankruptcy laws with respect to modification of certain mortgages secured by primary residences. Such legislation, if enacted, could influence the number of bankruptcy filings and may permit bankruptcy courts to more easily modify PMI insured mortgage loans so that borrowers can continue to make payments.

On February 17, 2009, President Obama signed new economic stimulus legislation (the “American Recovery and Reinvestment Act of 2009”), which is designed to stimulate the economy through a combination of tax breaks, infrastructure investment and program enhancement. The components of the American Recovery and Reinvestment Act of 2009 related to housing: (1) increase the first time homebuyer tax credit and extend the credit through December 2009; (2) extend the 2008 GSE loan limits (up to $729,500 in high cost areas) through 2009; and (3) increase funding to states to rehabilitate and dispose of foreclosed homes.

We are evaluating the above-mentioned legislation and programs. While the extent to which such legislation and programs and their implementation will impact PMI’s operations and profitability is unknown, we view any incremental assistance in reducing foreclosures as having a potentially positive impact.

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

Privacy and Information Security.    The Gramm-Leach-Bliley Act of 1999, or GLB, imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards (Security Guidelines), and interagency regulations regarding financial privacy (Privacy Rule) implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure to nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent, or “opt out” of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. With respect to PMI, GLB is enforced by the U.S. Federal Trade Commission (“FTC”) and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLB, including obligations to provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information. Privacy and data security in the financial service industry continues to be the subject of pending legislation on both federal and state levels.

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

C.	International Operations

In 2008, consistent with our goals of enhancing capital and liquidity and focusing on our core U.S. Mortgage Insurance Operations, we sold PMI Australia and PMI Asia, began closing PMI Canada and reconfigured PMI Europe. As a result, our international mortgage insurance and credit enhancement operations are now limited to PMI Europe and PMI Canada, neither of which is writing new business. Revenues from PMI Europe were $8.4 million and 0.9% of our consolidated revenues in 2008 and $8.3 million and 0.7% of our consolidated revenues in 2007. Premium revenues from PMI Canada in 2008 were negligible. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations, and Item 8. Financial Statements and Supplementary Data—Note 18. Business Segments, for additional information about geographic areas. Excluding revenue from the discontinued operations of our former subsidiaries, PMI Australia and PMI Asia, our International Operations segment generated 1.7% of our consolidated revenues in 2008 compared to 1.1% in 2007, and we expect revenue from our International Operations to continue to be minimal in 2009.

Europe

PMI Mortgage Insurance Company Limited (collectively with our other European subsidiaries referred to as “PMI Europe”) is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland. PMI Europe is authorized to provide credit, suretyship and miscellaneous financial loss insurance by Ireland’s Financial Regulator (“IFR”). In 2008, to conserve capital and reduce expenses, PMI Europe stopped assuming new risk and reduced staff and facilities accordingly. In 2008, we closed PMI Europe’s offices in London, Frankfurt, Madrid and Brussels. At December 31, 2008, the total assets of PMI Europe were $261.8 million compared to $272.2 million at December 31, 2007.

PMI Europe’s current portfolio consists of capital markets products, reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. As of December 31, 2008, PMI Europe’s insurance in force and risk in force with respect to these products were $46.3 billion and $7.4 billion, respectively. The table below shows PMI Europe’s risk in force by country, as of December 31, 2008.

Country*	Risk in Force December 31, 2008	Percent of Total
	(USD in millions)
France	$2,953	40.1%
Italy	1,811	24.6%
Germany	1,586	21.5%
United Kingdom	828	11.2%
United States	189	2.6%

Total Portfolio	$7,367	100.0%

*	By country in which insured mortgage loan was originated.

The table below summarizes PMI Europe’s credit enhancement portfolio by transaction type.

Risk in Force December 31, 2008
(USD in millions)
Capital Markets Transactions/CDS	$6,310
Primary Mortgage Insurance	828
Reinsurance	229

$7,367

Approximately 84% of PMI Europe’s risk in force represents capital market transactions that consist of investment grade risk. Default protection written by PMI Europe that attaches at the first loss, unrated position is considered sub-investment grade. PMI Europe’s investment grade coverage attaches at a mezzanine or remote loss level and is rated at least “BBB-” by Standard & Poor’s, “BBB-” by Fitch and/or “Baa3” by Moody’s. PMI Europe’s European portfolio does not include any “credit impaired” insured mortgages as commonly understood in Europe. Approximately 3% of PMI Europe’s risk in force consists of U.S. credit impaired mortgages (i.e., mortgages granted to borrowers whose credit history and/or application type is not sufficient to get a conventional mortgage at the prevailing mortgage rate).

Capital Markets Products.    PMI Europe’s capital markets products were designed to support secondary market transactions, notably credit-linked notes or synthetic securities transactions (principally, credit default swap transactions). As of December 31, 2008, approximately 86% of PMI Europe’s risk in force was derived from sixteen credit default swap transactions. In eight of these transactions, PMI Europe assumed a sub-investment grade or an unrated risk position. In the remaining transactions, PMI Europe’s risk position was rated at least investment grade, the majority being rated “AAA.”

Certain of PMI Europe’s credit default swap contracts contain collateral support provisions which, upon certain circumstances, such as a downgrade of PMI Europe’s insurer financial strength ratings and/or deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The amount of the required posted collateral calculation varies, and can include the amount of loss reserves established by the counterparty, mark-to-market valuations, contractual formulae and/or a negotiated amount. PMI Europe recently has been downgraded and currently has insurer financial strength ratings of “A-” (Negative Outlook), “BBB+” (Negative) and “B1” (Developing) from Standard & Poor’s, Fitch and Moody’s, respectively. As a result of these rating agency actions and other contractual requirements, counterparties have required PMI Europe to post collateral of $64.2 million as of March 15, 2009 on credit default swap transactions. PMI Europe may be required to post additional collateral as a result of such factors as changes in CDS valuations and/or deterioration in the performance of the underlying collateral referenced in such transactions. See also, Item 1A. Risk Factors—We are exposed to risk in our European operations.

Reinsurance.    PMI Europe’s risk in force includes reinsurance coverage to both captive insurers and financial guaranty companies. PMI Europe has completed six reinsurance transactions with financial guaranty companies, consisting of U.S. credit impaired mortgages, where it holds second loss positions behind over-collateralization, excess spread mechanisms and other forms of credit enhancement in those transactions that absorb losses before PMI Europe. In five of these transactions, PMI Europe provides excess of loss reinsurance. In the other transaction, PMI Europe provides quota share reinsurance where it assumes risk pari passu with the financial guarantor. PMI Europe has completed two excess of loss reinsurance transactions with captive insurers, in which it reinsures a mortgage lenders’ captives above the level of “expected losses” but up to a stop loss limit that is less than a catastrophic level of losses. As of December 31, 2008, approximately 2.6% of PMI Europe’s risk in force stemmed from reinsurance of financial guaranty companies and 0.4% stemmed from reinsurance of captives. PMI Europe established loss reserves of $64.5 million as of December 31, 2008 in respect of its reinsurance portfolio. PMI Europe has posted collateral related to certain U.S. subprime exposures on which it provided reinsurance coverage in 2005, and as of March 15, 2009, the posted collateral balance was $53.7 million. PMI Europe may be required to post additional collateral on these reinsurance transactions as a result of future loss developments.

Primary Insurance.    As of December 31, 2008, approximately 11% of PMI Europe’s risk in force consisted of primary insurance written in Italy, Germany and the UK. PMI Europe’s primary insurance is structured similarly to the primary mortgage insurance products written in the U.S. A majority of PMI Europe’s primary insurance in force stems from its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal and Sun Alliance in the fourth quarter of 2003. PMI Europe recognizes premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. We expect the premiums earned and risk in force associated with the portfolio to continue to decline through the remaining life of the portfolio.

The following table shows default rates for each of the last three years by type of credit enhancement coverage.

	Percentage of Risk in Force December 31, 2008	Default Rates* by Product Line as of December 31,
		2008	2007	2006
Capital Markets	85.7%	1.2%	0.8%	1.1%
Primary Mortgage Insurance	11.2%	3.2%	1.6%	0.4%
Reinsurance	3.1%	4.7%	3.6%	2.7%

Total	100.0%

*	Default rates were calculated using delinquent insurance in force divided by the total insurance in force.

The increase in the default rate for primary mortgage insurance in 2008 reflects increased defaults on the Italian primary flow business, as well as the overall growth and seasoning of the primary portfolio. Higher default rates in the reinsurance portfolio reflect that book’s concentration of credit impaired U.S. loans. PMI Europe’s reserves for losses and LAE are shown below for the years 2006 through 2008.

	Reserves for losses and LAE
	2008	2007	2006
	(USD in thousands)
Capital Market Transactions*	$11,156	$19,295	$14,955
Primary Mortgage Insurance	8,900	3,024	2,952
Reinsurance	64,447	19,260	—

Total reserves for losses and LAE	$84,503	$41,579	$17,907

*	Excluding credit default swap transactions classified as derivatives.

The loss reserve on reinsurance as of December 31, 2008 was related primarily to the deteriorating performance of certain U.S. subprime exposures on which PMI Europe provided reinsurance coverage in 2005. During 2008, we paid $10.3 million of claims related to the reinsurance coverage and we expect to pay out a substantial portion of the remaining reserves in 2009. For discussion on PMI Europe’s loss reserves, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, Reserves for Losses and LAE—International Operations.

PMI Europe’s loss reserves shown above do not include credit default swap (“CDS”) transactions classified as derivatives. Changes in the fair value of CDS derivative contracts may occur as a result of a number of factors, including changes in market spreads and the extent to which actual claim payments differ from estimated claim payments. Global credit deterioration has impacted market spreads worldwide, including spreads on PMI Europe’s CDS portfolio which relates only to European prime mortgage risks. We recorded an unrealized mark-to-market loss of $17.9 million on PMI Europe’s CDS derivative contracts in 2008 as a result of the significant widening of market spreads. Continuing volatility of market spreads may lead to positive or negative fair value adjustments of these contracts in the future. In our view, the volatility of these market spreads does not necessarily reflect the credit quality of PMI Europe’s CDS portfolio.

The applicable regulator of PMI Europe is the IFR. Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Under applicable regulations, PMI Europe may provide insurance only in the classes for which it has authorization and must maintain required capital reserves. Irish insurance companies are required, among other things, to submit comprehensive annual returns to the IFR. The IFR has broad powers to intervene in the affairs of insurance companies including the power to enforce, and take remedial and disciplinary action with respect to, its regulations. Under IFR regulations, insurance companies must maintain a margin of solvency, the calculation of which is based on recent years’ premium volumes or claims experience, and which supplements technical loss and premium reserve requirements.

Canada

In 2007, we began offering residential mortgage insurance products to Canadian lenders and mortgage originators through our wholly-owned Canadian subsidiary (“PMI Canada”). PMI Canada did not provide any mortgage insurance coverage in 2007 and wrote a limited amount of insurance in 2008. Due to capital constraints, we are currently in the process of closing PMI Canada. We repatriated $41.5 million of capital to PMI in the fourth quarter of 2008. To fully close our operations in Canada, we must facilitate the removal of PMI Canada’s risk in force and obtain regulatory approvals.

Discontinued Operations in PMI Australia and PMI Asia

On October 22, 2008, we sold PMI Australia for an aggregate purchase price of approximately $920 million (approximately 100% of the net tangible asset value of PMI Australia under GAAP as of June 30, 2008), plus certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio. With these adjustments, PMI received approximately $746 million in cash and a note receivable in the principal amount of approximately $187 million (the “Note”), with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy any claims for breach of warranties under the PMI Australia Sale Agreement or under the PMI Asia Sale Agreement (“warranty claims”), and such warranty claims are not satisfied by PMI by April 1, 2010. All or a portion of the principal amount of the Note may be prepaid with prior written notice to PMI, and PMI may transfer or assign its interests under the Note without restriction. See Item 1A. Risk Factors—There is a risk we may not be fully compensated on the contingent note we received in connection with our sale of PMI Australia.

In connection with the sale of PMI Australia, PMI funded premiums of approximately $46.5 million to procure an excess-of-loss reinsurance cover for PMI Australia. The agreement provides for potential reinsurance profit-sharing for one-half of the reinsurance premiums (equivalent to $25 million) at the end of the three-year policy life, provided that PMI Australia’s losses do not exceed a certain loss amount specified in the PMI Australia sale agreement. PMI Australia is recorded as discontinued operations in the consolidated financial statements for all periods presented and in connection with recording PMI Australia as discontinued operations, in the third quarter of 2008, we recognized an after tax loss of approximately $64.6 million with respect to the writedown of the carrying amount of PMI Australia to its fair value less cost to sell. The proceeds from the sale of PMI Australia are reflected as contributed capital to the Company’s U.S. Mortgage Insurance Operations segment.

On December 17, 2008, we sold PMI Asia for a cash purchase price of approximately $51.6 million, which is 92.5% of PMI Asia’s net tangible asset value under U.S. GAAP as of June 30, 2008, plus a pre-completion adjustment of $86,751. PMI Asia is recorded as discontinued operations in the consolidated financial statements for all periods presented. The loss on sale was approximately $14.2 million for the year ended December 31, 2008.

Foreign Currency Exchange

We are subject to foreign currency exposure due to operations in Europe and Canada whose currencies fluctuate relative to the U.S. dollar, the basis of our consolidated financial reporting. Such exposure falls into two general categories: economic exposure and transaction exposure.

Economic exposure is defined as the change between anticipated net cash flows in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. To the extent there are changes in the average translation rates from local currencies to the U.S. dollar, our recorded consolidated net income can be positively or negatively affected. If the U.S. dollar strengthens relative to other applicable foreign currencies, our net income from our International Operations segment will be negatively impacted by translation losses. Conversely, if the U.S. dollar weakens against other applicable foreign currencies, our net income from International Operations will be positively impacted by translation gains. We did not hedge our economic exposure to PMI Europe or PMI Canada in 2008.

We do not currently hedge foreign currency exposures of net investments in our foreign operations. If the spot exchange rates of the U.S. dollar relative to other applicable foreign currencies change, our net investment in our foreign operations will be impacted. Foreign currency translation gains in accumulated other comprehensive income were $48.3 million as of December 31, 2008, due primarily to the strengthening of the spot exchange rates of the Euro relative to the U.S. dollar. This cumulative foreign currency translation gain benefits PMI’s statutory surplus as PMI Europe is its wholly-owned subsidiary.

Transaction exposure refers to currency risk related to specific transactions and occurs between the time a firm commitment in a foreign currency is entered into and the time the cash is actually paid. Under our Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of forward currency contracts. We did not engage in any hedging activities of transaction risk in 2008.

D.	Financial Guaranty

FGIC Overview.    We are the largest shareholder of FGIC Corporation, with a common equity ownership interest of approximately 42%. FGIC Corporation’s wholly-owned subsidiary, Financial Guaranty Insurance Company (“FGIC”), is a financial guaranty company. The other principal investors in FGIC Corporation are affiliates of The Blackstone Group, L.P., The Cypress Group L.L.C. and CIVC Partners L.P. We account for this investment under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and, accordingly, the investment is not consolidated.

We impaired our investment in FGIC in the first quarter of 2008 and reduced the carrying value of the investment from $103.6 million at December 31, 2007 to zero. To the extent that our carrying value remains zero, no equity in losses relating to FGIC will be recorded. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable. See Item 1A. Risk Factors—It is unlikely we will recover our investments in our financial guaranty equity investees. We are under no obligation, nor do we intend, to provide additional capital to FGIC.

FGIC is licensed to engage in financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, U.S. Virgin Islands, the United Kingdom, and other European Union member countries. The financial guaranty industry changed dramatically in 2008. Financial guaranty insurers’ ability to compete has been highly dependent on their triple-A ratings. As a result of the downgrades in FGIC’s financial strength ratings discussed below and FGIC’s financial condition, FGIC has ceased competing for and writing new business in the financial guaranty industry, and we do not expect FGIC to resume competing for or writing new business.

Recent Developments Relating to FGIC.    As of the date of this filing, FGIC Corporation has not completed its consolidated financial statements as of and for the year ended December 31, 2008. As of September 30, 2008, FGIC Corporation’s consolidated total shareholders’ equity was $523.4 million, declining from $584.4 million at December 31, 2007. The decline in shareholders’ equity was primarily due to adverse developments in incurred loss estimates in 2008 related to insurance contracts issued by FGIC on mortgage backed securities, as well as the recording of a valuation allowance against FGIC Corporation’s deferred tax asset in 2008. FGIC’s loss reserve increases in 2008 reflect the significant weakening of the U.S. residential mortgage, housing, credit and capital markets.

Throughout 2008, with multiple rating actions, the rating agencies downgraded FGIC’s insurance financial strength ratings. As of March 15, 2009, FGIC’s insurance financial strength ratings were “CCC” with negative outlook and “Caa1” with negative outlook from Standard & Poor’s and Moody’s, respectively. FGIC’s ratings contracts with these rating agencies have expired or been terminated, which could result in the withdrawal of these ratings. On November 24, 2008, Fitch withdrew its rating of FGIC; at the time of the withdrawal of its rating, Fitch’s insurer financial strength rating of FGIC was “CCC” with rating watch evolving. These downgrades permit certain issuers and counterparties, subject to the terms of their contractual arrangements with FGIC, to terminate those agreements, which could result in the loss of future revenues.

In the third and fourth quarters of 2008, FGIC completed a reinsurance transaction with MBIA Insurance Corporation (“MBIA”) whereby MBIA reinsured certain policies covering approximately $188 billion of FGIC’s U.S. public finance insured net par outstanding. In connection with the MBIA reinsurance transaction, FGIC ceded to MBIA $915,479 of unearned premium reserve associated with the reinsured policies and received a ceding commission of $196,721 from MBIA for the cession.

As of September 30, 2008, FGIC’s policy holder surplus, determined in accordance with statutory accounting practices prescribed or permitted by the New York State Insurance Department, was $350.2 million. In the fourth quarter of 2008, pursuant to the terms of its soft capital facility, FGIC issued shares of its preferred stock in exchange for an aggregate gross purchase price of $300 million in cash.

Overview of Financial Guaranty Business.    Financial guaranty insurance generally provides an unconditional and irrevocable guarantee that protects the holder of an insured financial obligation against non-payment of principal and interest by an obligor when due. If the issuer of an insured obligation cannot make the scheduled debt service payment, the financial guarantor assumes this responsibility as and when due. FGIC guaranteed U.S. public and structured finance and international finance obligations.

Loss Reserves.    FGIC’s provision for losses and loss adjustment expenses under GAAP fall into two categories: case reserves and watchlist reserves. Case reserves are established for estimated losses on specific non-derivative obligations that are presently or likely to be in payment default for which future loss is probable and can be reasonably estimated. These reserves are determined using internally developed models and represent an estimate of the present value of the anticipated shortfall, net of reinsurance, between (i) anticipated claims payments on obligations plus anticipated loss adjustment expenses and (ii) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of the estimated losses is based upon the risk-free rate for the period of the anticipated shortfall. FGIC’s case reserve models are dependent on a number of assumptions that require management to make judgments about the outcomes of future events using historical and current market data. Significant assumptions include the liquidation value of the assets supporting the insured obligations, volume and timing of collateral cash flows and the behavior of the underlying borrower. FGIC’s case reserves will likely change, possibly materially, in future periods as additional information becomes available.

Watchlist reserves recognize the potential for claims against FGIC on non-derivative insured public finance obligations that are not presently in payment default, but that have migrated to an impaired level where there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserves relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specifically identified impaired obligations on the list based on historical trends and other factors. Reserves are adjusted each period based on claim payments and the results of ongoing surveillance. Adjustments of estimates made in prior years may result in additional loss and loss adjustment expenses or a reduction of loss and loss adjustment expenses for the period in which the adjustment is made. There are significant risks and uncertainties that could result in material adverse deviation of FGIC’s reserves. There remains a considerable amount of uncertainty relating to risks in real estate prices, credit markets and the economy as a whole. There is no historical precedent for these conditions. Consequently, the ultimate liability associated with such claims will likely differ, possibly materially, from such estimates.

Regulation; Dividend Restrictions.    FGIC is subject to the insurance laws and regulations of the State of New York, where FGIC is domiciled, including Article 69, a comprehensive financial guaranty insurance statute. FGIC is also subject to the insurance laws and regulations of all other jurisdictions in which it is licensed to transact insurance business. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance regulators, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, to meet certain financial tests, to comply with requirements concerning permitted investments and the use of policy forms and premium rates, and to file quarterly and annual statutory statements and other reports. FGIC’s accounts and operations are subject to periodic examination by the Superintendent of Insurance of the State of New York (the “Superintendent”) and by insurance regulatory authorities in the other jurisdictions in which FGIC is licensed to write insurance. Under New York Insurance Law, FGIC must maintain surplus to policy holders of at least $65,000. Should FGIC be required to increase its loss reserves in future periods, this could cause FGIC’s surplus to fall below that minimum amount. In the event that FGIC is unable to meet such requirement, the Superintendent has discretion to take various remedial actions, including seeking an order to place FGIC under regulatory control.

FGIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York and the other jurisdictions in which FGIC is licensed to do insurance business. Under New York insurance law, FGIC may pay dividends out of statutory earned surplus, provided that, together with all dividends declared or distributed by FGIC during the preceding 12 months, the dividends would not exceed the lesser of (i) 10% of policyholders’ surplus as of its last statement filed with the Superintendent and (ii) adjusted net investment income during this period. As of September 30, 2008, FGIC did not have any earned surplus and as a result would require the prior approval of the Superintendent to declare and pay any dividends. In addition, so long as any FGIC preferred stock is outstanding, FGIC’s charter generally prohibits the payment of cash dividends on any of FGIC’s common stock, unless all dividends on the FGIC preferred stock for the then current period shall have been paid. FGIC Corporation is prohibited from paying any dividends on its common stock, by the terms of its bank credit agreement, which is scheduled to mature in December 2010.

In addition, so long as any FGIC Corporation senior preferred stock is outstanding, FGIC Corporation’s certificate of incorporation generally prohibits the payment of dividends or other payments on any of FGIC Corporation’s capital stock, except the senior preferred stock, without the consent of the holder of two-thirds of the outstanding shares of that preferred stock. The stockholders agreement between The PMI Group and the other investors in FGIC Corporation also restricts the payment of dividends by FGIC Corporation.

FGIC Corporation is further restricted in the payment of dividends by the terms of its 6% senior notes, due 2034. With certain exceptions, FGIC Corporation may not pay dividends unless the amount of the dividends, together with other similar payments, or restricted payments, during any fiscal year does not exceed the greater of (i) 30% of FGIC Corporation and its subsidiaries’ consolidated net income for the previous fiscal year and (ii) 2.5% of the stockholders’ equity on the consolidated balance sheet of FGIC Corporation and its subsidiaries as of the end of the previous fiscal year.

In addition to the regulatory and contractual restrictions described above, we expect that FGIC Corporation will be further restricted in the payment of dividends in light of its recent financial performance.

Other.    FGIC operates as an independent company. Our stockholders agreement with the other members of the investor group provides for certain corporate governance arrangements with respect to FGIC and other important corporate matters.

PMI Guaranty

In 2006, we formed PMI Guaranty, a wholly-owned surety company based in New Jersey. PMI Guaranty received its certificate of authority from the New Jersey Department of Banking and Insurance in July 2006 and began operations in the fourth quarter of 2006. We initially capitalized PMI Guaranty with $200 million, which included $150 million of paid in equity and a $50 million junior surplus note issued to The PMI Group. In addition, PMI Guaranty benefitted from a capital support agreement with PMI for a maximum of $650 million, which itself was guaranteed by The PMI Group.

Effective June 10, 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an Agreement (the “AG Agreement”) pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the AG Agreement, PMI Guaranty paid approximately $9 million (net of unearned premium reserves assumed by AG Re) to AG Re. In addition, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty secured its obligations to pay those losses by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to PMI. We incurred expenses of approximately $18 million (net of tax savings) in the second quarter of 2008 as a result of the AG Agreement.

During the third quarter of 2008, PMI Guaranty paid approximately $152 million of its excess capital to The PMI Group, of which $144 million was reinvested in U.S. Mortgage Insurance Operations. We now report the results of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented. We merged PMI Guaranty into PMI Mortgage Insurance Co. in December 2008, and PMI acceded to PMI Guaranty’s remaining $23 million of capital upon completion of the merger.

RAM Re

We own 23.7% of RAM Holdings Ltd., a holding company for RAM Re. RAM Re is the financial guaranty reinsurance company based in Bermuda. RAM Holdings Ltd., or RAM Holdings, is publicly traded on the Nasdaq National Market. RAM Re and RAM Holdings are subject to regulation under the laws of Bermuda. RAM Re is not currently writing new business.

Due to, among other things, the continuing deterioration of the credit market, rating agency actions, discussed below, and the decline in RAM Holdings’ share price, we recognized equity in losses from RAM Re of $57.7 million in 2008 and as a result, the carrying value of our investment was zero at December 31, 2008.

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

Throughout 2008, both Standard & Poor’s and Moody’s took multiple rating actions in respect of RAM Re. As of March 15, 2009, Standard & Poor’s financial strength rating of RAM Re was “A+”, with Negative Outlook. Standard & Poor’s stated that the “A+” rating, issued on September 24, 2008, reflected the current economic environment’s impact on primary insurers’ new business writings and the consequent impact to RAM Re’s underwriting volume, the difficulty RAM Re may face, in light of the current environment, toward improving its return on equity and RAM Re’s weakened capital adequacy position. As of March 15, 2009, Moody’s insurance financial strength rating of RAM Re was “Baa3”. Moody’s stated that its rating, issued on December 4, 2008, resulted from three primary factors—Moody’s expectation of greater losses on mortgage related exposures, Moody’s view of diminished business prospects for RAM Re as reflected by low underwriting volume and RAM Re’s impaired financial flexibility. The downgrades have had an adverse effect on RAM Re’s ability to compete, on the terms of RAM Re’s reinsurance and on RAM Re’s financial results.

Due to the above-mentioned downgrades, most of the primary financial guarantors that have previously ceded business to RAM Re generally have the right to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM Re must forfeit to the ceding company an amount determined by formula under each treaty, which generally consists of RAM Re’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM Re to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable.

E.	Investment Portfolio

As of December 31, 2008, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $1.5 billion and investments of $2.2 billion. In 2004, The PMI Group’s Board of Directors formed the Investment and Finance Committee of the Board of Directors to oversee our investment portfolio, including our unconsolidated subsidiaries, approve investment strategies, and monitor our investment performance. The U.S. companies included in the consolidated financial statements, or the U.S. Portfolio, held cash and cash equivalents and investments of $3.4 billion as of December 31, 2008. We manage the U.S. Portfolio internally.

We manage the U.S. Portfolio to achieve the goals of providing a predictable, high level of investment income, while maintaining adequate levels of liquidity, safety and preservation of capital. Growth of capital and surplus through long-term market appreciation are secondary considerations. Realization of taxable capital gains is minimized and emphasis is given to credit quality, price volatility and diversification, for each investment category as well as for the portfolio as a whole. As of December 31, 2008, based on market value and excluding cash and cash equivalents, approximately 100% of the U.S. Portfolio was invested in fixed income securities and preferred stock. During 2008, we recorded a realized loss of $96.5 million related to preferred securities held in our U.S. investment portfolio. We may have additional impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment due to continuing stress in the capital markets. 97% of the U.S. portfolio (including cash and cash equivalents) were rated “A” or better by at least one nationally recognized securities rating organization, and of those, 59% were rated “AAA,” 24% were rated “AA,” and 14% were rated “A.” The U.S. Portfolio’s option-adjusted duration, including cash and cash equivalents, was 5.1 as of December 31, 2008. We generally do not invest in non-agency mortgage-backed securities.

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

PMI Europe’s and PMI Canada’s investments are subject to the investment policies adopted by their respective boards of directors and are managed by investment advisory firms under separate investment management agreements. We regularly review these entities’ investment strategies and performances. The investment policies specify that the portfolios must be invested predominantly in intermediate-term and high-grade bonds.

As of December 31, 2008, PMI Europe had $107.4 million in cash and cash equivalents and $136.9 million of investments which are managed by Morgan Stanley Investment Management Limited. The investment portfolio primarily consists of Euro and British Pounds Sterling currency-denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 3.1 as of December 31, 2008. PMI Europe’s portfolio did not contain investments in equity securities as of December 31, 2008.

As of December 31, 2008, PMI Canada had $17.1 million in cash and cash equivalents and $2.9 million of investments which are managed by Morgan Stanley Investment Management. The investment portfolio consists of Canadian dollar and U.S. dollar denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 0.6 at December 31, 2008. PMI Canada’s portfolio did not contain investments in equity securities as of December 31, 2008.

We review the investment portfolios and strategies of our unconsolidated subsidiaries on a quarterly basis. Through our representation on their boards of directors, we have a limited ability to influence their investment management decisions.

F.	Employees

As of December 31, 2008, The PMI Group, together with its wholly-owned subsidiaries and CMG MI, had approximately 736 full-time and part-time employees, of which 691 persons performed services primarily for PMI, 11 were employed by PMI Europe, 2 were employed in Canada, and 32 performed services primarily for CMG MI. Our employees are not unionized and we consider our employee relations to be good. In addition, MSC had 162 temporary workers as of December 31, 2008.

ITEM 1A.	RISK FACTORS

A.	Capital and Liquidity Constraints

We expect that we will need to raise significant amounts of additional capital. There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

As a result of continued losses in 2008, and our expectation that we will continue to incur significant losses in 2009, we expect that we will need to raise significant amounts of additional capital, which may be necessary in 2009. In response to our capital constraints, we are limiting our new insurance writings. We are also exploring capital alternatives to enhance our liquidity and capital at PMI and The PMI Group, including potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), obtaining reinsurance for PMI’s future book of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Given current market conditions generally and in our industry, there can be no assurance that we will be able to consummate any capital transactions on favorable terms or at all, or that we will successfully obtain assistance under the Financial Stability Plan or other government programs. In addition, continued losses or additional ratings downgrades could make it more difficult for us to raise the necessary capital. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid a ratings downgrade or adverse regulatory or GSE action, there can be no assurance that the transaction could be completed in a timely manner to avoid such downgrade or action. The terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. We may not be able to access additional debt financing on acceptable terms or at all. Any future equity funding could be significantly dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock. Further, any capital initiatives in the form of reinsurance, or other risk transfer transactions of our existing portfolios, would have a dilutive effect on our future earnings.

We may face liquidity issues at our holding company, The PMI Group.

The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s principal sources of funds have been dividends from its insurance subsidiaries and income from its investment portfolio. State insurance regulations restrict the amount of dividends that may be paid by The PMI Group’s insurance subsidiaries without the consent of the applicable regulator. As a result of, among other things, PMI’s losses and the decline in its capital position, PMI did not pay dividends to The PMI Group in 2008, and we do not expect that PMI will be able to pay dividends in 2009 or 2010.

At December 31, 2008, The PMI Group held cash and marketable securities of $235.9 million, including $200 million outstanding under our revolving credit facility. We believe that we currently have sufficient liquidity at our holding company, after consideration of receivables from PMI with respect to tax sharing agreements, to pay holding company expenses (including interest expense on our outstanding debt) in 2009 and

2010 and to repay the amounts outstanding under the credit facility if we were required to do so. If an event of default under our revolving credit facility is not cured or we do not repay within 30 days, an event of default would occur under our outstanding senior notes. The PMI Group does not currently have sufficient funds or other sources of liquidity to enable it to repay both our credit facility and our senior notes if those obligations were required to be repaid immediately. See Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility, below. In addition, unexpected liabilities or investment losses could adversely affect The PMI Group’s liquidity.

Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.

We currently have $200 million outstanding under our $250 million revolving credit facility. The credit facility contains a number of financial covenants, including a minimum Adjusted Consolidated Net Worth (as defined in the facility) requirement of $1.5 billion, a maximum total debt to total capitalization percentage requirement of 35%, and a maximum risk-to-capital ratio requirement of 20 to 1. Events of default under the existing facility include, among others: (a) PMI being suspended as an approved mortgage insurer by either of the GSEs, and failing to cure such suspension within 30 days, or PMI being disqualified or terminated as an approved mortgage insurer by either of the GSEs; (b) PMI failing to maintain a financial strength rating of at least “Baa” from Moody’s while also failing to maintain a financial strength rating of at least “BBB” from S&P; and (c) our material insurance subsidiaries (as defined in the facility) being subject to certain regulatory actions or restrictions by their respective primary insurance regulators that are not cured within specified periods of time. Upon an event of default, we would likely be required to repay all outstanding indebtedness under the credit facility and would be unable to draw on the facility, and the lenders under the credit facility would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes.

As of December 31, 2008, our Adjusted Consolidated Net Worth was $1.72 billion and our total debt to total capitalization percentage was 27.4% and PMI’s risk-to-capital ratio was 18.5 to 1. PMI’s insurer financial strength ratings are “Ba3 (Developing)” from Moody’s and “A- (Watch Negative)” from S&P. In addition, while we have submitted to the GSEs remediation plans, and to date each of the GSEs continues to treat PMI as an eligible mortgage insurer, we cannot be sure that the GSEs will continue to treat PMI as an eligible mortgage insurer. We believe that we will continue to incur material losses that will reduce our Adjusted Consolidated Net Worth, increase our total debt to total capitalization percentage, and increase PMI’s risk-to-capital ratio. S&P may take additional ratings actions with respect to PMI and other mortgage insurers in the near future.

We are actively engaged in discussions with the lenders under our credit facility to amend the financial covenants and events of default under the credit facility. Pending negotiation and execution of an amendment to the credit facility, the lenders under the credit facility have agreed to suspend the financial strength ratings event of default, reduce the minimum Adjusted Consolidated Net Worth requirement to $1.2 billion and increase the maximum PMI risk-to-capital ratio requirement to 24.0 to 1, through April 15, 2009. As part of this agreement, we have agreed not to borrow additional amounts under the facility or contribute additional capital to our subsidiaries unless and until we are in compliance with these rating, Adjusted Consolidated New Worth and risk-to-capital ratio provisions as they were set forth in the credit facility prior to their suspension. We cannot be sure that we will complete an amendment to the credit agreement on terms acceptable to us prior to the expiration of this temporary suspension or at all. We believe that unless we raise capital, or the credit facility is successfully amended, we will be unable to comply with all credit facility covenants and terms on or after April 16, 2009.

Unless we raise capital, PMI’s policyholders position will likely decline and its risk-to-capital ratio will likely increase beyond the levels necessary to meet various capital adequacy requirements, which would restrict PMI’s business operations, result in further downgrades of our ratings and have an adverse impact on our financial condition, results of operations and business.

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

Other states require mortgage insurers to maintain certain risk-to-capital ratios, generally at 25 to 1. If a mortgage insurer’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit. Moreover, our revolving credit facility contains a risk-to-capital ratio requirement of 20 to 1 with respect to MIC which requirement has been temporarily suspended through April 15, 2009. If PMI’s capital adequacy metrics exceed the limits discussed above, we will be prohibited from continuing to write new business in some or all states and, unless we successfully renegotiate the credit facility, would be in default under the credit facility after April 15, 2009, which could result in acceleration of all our outstanding indebtedness. See Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.

Under the terms of our runoff support agreement with Allstate Insurance Company, PMI is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, PMI may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if PMI’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, PMI may not enter into new insurance or reinsurance contracts without the consent of Allstate Insurance Company. If following such time as PMI’s risk-to-capital ratio were to exceed 23 to 1, Allstate Insurance Company were to make any payments on account of specified third party claims, or if PMI’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires PMI to transfer substantially all of its liquid assets to a trust account for the payment of PMI’s obligations to policyholders.

At December 31, 2008, PMI exceeded its minimum policyholders position under Arizona law by $424 million, and PMI’s risk-to-capital ratio was 18.5 to 1. Based on current conditions and expected future trends, we believe that we will continue to incur material losses. The ultimate amount of losses will depend in part on general economic conditions, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. Unless we raise capital, PMI’s policyholders position will likely decline and its risk-to-capital ratio will likely increase beyond levels necessary to meet capital adequacy requirements. The amount and timing of capital we require will depend on a number of factors, such as:

•	The levels of future losses and new insurance written;

•	Economic conditions;

•	Compliance with regulatory policyholders position and risk-to-capital requirements;

•	Rating agencies and GSE requirements and determinations;

•	The performance of our investment portfolio and the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets; and

•	The potential need of certain of our insurance subsidiaries for hard capital support.

Many of these factors may be outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the rating agencies and GSEs, are subjective and not subject to specific quantitative standards

Capital constraints require us to limit our subsidiaries’ operations, including reducing our new insurance writing, or NIW, in 2008 and 2009, which is adversely affecting our results of operations and competitive position.

Our insurance subsidiaries, to a varying degree, face significant capital constraints in the form of elevated losses, regulatory capital requirements, restrictive financial covenants in our credit facility, internally-imposed capital limitations in light of our company’s overall capital needs, and rating agency capital requirements. To partially address our capital constraints, we are limiting new insurance writings of our insurance subsidiaries. Reducing our new insurance writings to preserve capital has reduced our revenues, and we expect that capital constraints will continue to reduce our revenue and NIW unless and until we are able to obtain additional capital.

We have been and will continue to be negatively impacted by recent downgrades of PMI’s insurer financial strength ratings.

Standard & Poor’s (“S&P”) insurer financial strength rating of PMI is “A- (Watch Negative)”. PMI is currently rated “BBB+” (Negative) and “Ba3” (Developing)” by Fitch and Moody’s, respectively. As a result of the downgrades of PMI, PMI Europe has also been downgraded and has received insurer financial strength ratings of “A-” (Watch Negative), “BBB+” (Negative) and “B1” (Developing) from Standard & Poor’s, Fitch and Moody’s, respectively. PMI Europe’s rating is dependent in part upon the capital support of PMI.

The recent downgrades have had a negative effect on our eligibility to insure mortgage loans from the GSEs and other private mortgage lenders who condition our eligibility partly on our maintenance of certain ratings. See The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility. Some private mortgage lenders may also reduce the amount of or eliminate all mortgage insurance they purchase from us as a result of the ratings downgrade. If we become ineligible to provide insurance to a portion or all of the mortgage loans from the GSEs or private mortgage lenders, our financial condition and results of operations would be materially adversely affected.

The recent downgrades also have had an adverse impact on PMI Europe. In 2008, PMI Europe’s and The PMI Group’s downgrades gave rise to the right by certain counterparties to terminate their agreements and/or required PMI Europe to post collateral for the benefit of such counterparties. See We are exposed to risk in our European operations.

If we experience further downgrades, our business prospects, revenues, competitive position, holding company debt ratings and the performance of our insurance subsidiaries could be significantly harmed. In addition, after April 15, 2009, an event of default would occur under our credit facility if MIC fails to maintain a financial strength rating of at least “Baa” from Moody’s or fails to maintain a financial strength rating of at least “BBB” from Standard & Poor’s. See Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility. We will need to raise additional capital to regain our ratings. There can be no assurance that we will be able to raise any additional capital in the future, either on acceptable terms or in a timely manner, or at all. See We expect that we will need to raise significant amounts of additional capital. There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers could harm our profitability and reduce our operational flexibility.

The GSEs have issued eligibility requirements for qualified mortgage insurers, covering substantially all areas of PMI’s mortgage insurance operations, including requiring mortgage insurers to maintain certain insurer financial strength ratings, and may revise any eligibility requirement at any time in their own discretion. In response to ratings downgrades of PMI below Aa3/AA-, the GSEs required us to submit remediation plans outlining, among other things, the steps we are taking or plan to take to increase our and PMI’s insurer financial strength. We have submitted remediation plans to both GSEs and to date each of the GSEs continues to treat PMI as an eligible mortgage insurer. Freddie Mac has stated that its forbearance from enforcing additional insurer requirements is wholly discretionary and subject to change as well as its review of monthly updates regarding PMI’s progress in implementing its remediation plan. Fannie Mae also requires periodic updates from PMI. See Item 1(B)(1)(a). U.S. Mortgage Insurance Operations—Products—Primary Mortgage Insurance-Primary Flow Channel.

The GSEs, in their own discretion, could require PMI to limit certain activities and practices in order to remain an eligible mortgage insurer with them. Such limitations could include, among other things, maximum risk-to-capital ratios and limitations on our ability to pay dividends or make other payments, which could limit our operating flexibility and limit the areas in which we may write new business. Either or both of the GSEs could determine that PMI is no longer an eligible mortgage insurer. The GSEs, as major purchasers of conventional mortgage loans in the United States, are the primary beneficiaries of PMI’s mortgage insurance coverage. If either or both of the GSEs were to cease to consider PMI an eligible mortgage insurer and, therefore, cease accepting our mortgage insurance products, our consolidated financial condition and results of operations would be significantly harmed, and an event of default would occur under our credit facility.

A downgrade of our senior unsecured debt ratings could increase our borrowing costs and, therefore, adversely affect our liquidity.

Our senior unsecured debt is rated “BBB-” (Negative Outlook) by Standard & Poor’s; “BB” (Rating Watch Negative) by Fitch; and “B3” (Rating Under Review) by Moody’s. Our access to external sources of financing, as well as the cost of financing, is dependent on various factors and would be adversely affected by continued deterioration of our unsecured debt ratings. Debt ratings are influenced by a number of factors, including, but are not limited to: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from subsidiaries, our competitive position, and the rating agencies’ views on the future earnings prospects of our insurance subsidiaries and the mortgage insurance industry. Sustained deterioration in any one or a combination of these factors, including our weak financial results and continued weak earnings performance, could result in additional downgrades of our debt ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Placement of our senior unsecured debt ratings on credit watch by the rating agencies increases the risk that our debt ratings may be downgraded again in the near future. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

As a result of significant volatility and uncertainty in the market, we impaired the value of certain securities held in our investment portfolio and there is a risk that additional impairments may occur in the future.

In 2008, we determined that certain preferred securities held in our U.S. investment portfolio were “other-than-temporarily” impaired and incurred a $96.5 million loss related to the impairment. Changing and unprecedented market conditions have materially impacted and could continue to materially impact the valuation of investment securities in our investment portfolios, which may cause us to impair in the future some portion of the preferred and other securities remaining in our portfolio. Any decision to impair securities held in our investment portfolio would be based on our assessment of, among other things, recent credit downgrades of the applicable security or the issuer by the rating agencies; the severity and nature of the decline in market value below cost regardless of the duration of the decline, the financial condition of the applicable issuer, whether scheduled interest payments are past due and whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Future reductions to the value of our investment securities on an other-than-temporary basis could have a material adverse effect on our results of operations and financial condition. In addition, future reductions to the value of our investment portfolios would negatively affect our capital, which could cause PMI’s policyholders position to decline and its risk-to-capital ratio to increase and further constrain our ability to write new insurance. See Unless we raise additional capital, PMI’s policyholders position will likely decline and its risk-to-capital ratio will likely increase beyond the levels necessary to meet various capital adequacy requirements which would restrict PMI’s business operations, result in further downgrades of our ratings and have an adverse impact on our financial condition, results of operations and business, above.

B.	Risks Relating to Risk Management and Loss Reserving

We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future.

The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Loss reserves established with respect to our mortgage insurance business are based upon management’s estimates and judgments, principally with respect to the rate and severity of claims, and are particularly uncertain during economic downturn, which is characterized by market volatility and disruption. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves for our mortgage insurance subsidiaries only for loans in default. We establish reserves for losses and loss adjustment expenses, or LAE, based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not yet reported to us by servicers. Our mortgage insurance reserving process does not take account of the impact of future losses that could occur from loans that are not in default. As a result, future notices of defaults on insured loans may have a material impact on our financial results and our ultimate actual losses may be substantially higher than our loss reserve estimates. The continuing adverse economic and market conditions and resulting uncertainty with respect to the rate and severity of claims may result in substantial increases in loss reserves in the future. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations.

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations using assumptions based on our best estimates when the analyses are performed. The calculation for premium deficiency, which is the present value of expected future losses and expenses to the extent they exceed the present value of expected future premium, requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the test. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults.

A premium deficiency analysis was performed on a U.S. GAAP basis as of December 31, 2008, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in 2008. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in any future reporting periods, which could indirectly trigger an event of default under our credit facility and would negatively affect our financial condition and results of operations.

Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.

We have established underwriting and risk management policies and practices which seek to mitigate our exposure to borrower default risk in our insured portfolio by anticipating future risks and the magnitude of those risks. In 2008, in light of economic and market conditions, we continued to implement new pricing and tighter underwriting guidelines. Given the uncertainties caused by the present economic downturn and, to the extent that a risk is unforeseen or is underestimated in terms of magnitude of loss, these policies and practices will not insulate us from the effects of those risks. When establishing loss reserves, we rely on models that have been developed internally and by third parties to analyze and predict estimated losses relating to our current inventory of loans in default. Flaws in these models and/or in assumptions used by these models could lead to increased losses and loss reserving.

C.	U.S. Mortgage Insurance Operations

Current market volatility combined with falling home prices and rising unemployment have materially and adversely affected our business and results of operations, and we do not expect these conditions to improve in the near future.

Through our main operating businesses, we are exposed to the risk that borrowers will default on residential mortgage loans we have insured. The current economic downturn, characterized by deteriorating and volatile credit and capital markets, falling home prices and higher unemployment, has significantly increased the likelihood of borrowers defaulting on their mortgage loans and increased defaults and claims. As a result, we have incurred higher losses, and the amount of new insurance written has declined. We expect that these trends will continue and will continue to materially affect our results of operations and financial condition.

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we significantly increased PMI’s loss reserves in 2008 as a result of the increase in PMI’s default inventory, higher claim rates, higher average claim sizes and worsened severity, which is the ratio of the claim paid to the original risk-in-force relating to the loan. Higher claim rates were driven in part by home price declines and the diminished availability of certain loan products, both of which constrain refinancing opportunities and decrease the cure rate. The increase in PMI’s average claim size was driven by higher average loan sizes and coverage levels in PMI’s portfolio, as well as declines in home prices, which limit PMI’s loss mitigation opportunities. Our losses significantly increased in 2008 and we expect losses to continue in 2009 as a result of the severe downturn in the housing, mortgage and capital markets.

If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue.

The GSEs are the beneficiaries on a significant portion of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. In 2008, the GSEs were, and in 2009 the GSEs will be, the beneficiaries of essentially all PMI issued insurance policies. Accordingly, changes in the GSEs’ policies and practices with respect to mortgage credit enhancement could significantly affect our business.

The placement of the GSEs into the conservatorship of the FHFA increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the U.S. housing market and potentially propose certain structural and other changes to the GSEs. New federal legislation or programs could reduce the level of, or eliminate, the purchase of private mortgage insurance by the GSEs, or fundamentally change the manner in which the GSEs utilize credit enhancement. For example, under the Treasury’s Home Affordable Refinance Program, announced on March 4, 2009, certain borrowers whose loans are owned or guaranteed by the GSEs and have loan-to-value ratios that have risen as a result of declines in home prices, may refinance into a lower interest and take advantage of lower interest rates or a more stable loan product. Under this program, the GSEs will not require mortgage insurance as credit enhancement on refinances of mortgages that were originated at less than 80% LTV, but are now greater than 80% LTV. The extent to which the Treasury’s refinance program will impact PMI’s operations and business is unknown. This program and other changes in the GSEs’ practices could have a material adverse effect on our business, harm our ability to compete and reduce the profitability of our mortgage insurance business.

A decrease in the volume of low down-payment home mortgage originations would cause our revenues to decline.

Our future revenues also depend on the volume of low down payment home mortgage originations. A decline in the volume of low down payment mortgage originations would reduce the demand for private mortgage insurance and, consequently, our revenues. The volume of low down payment mortgage originations is affected by, among other factors:

•	general economic conditions, including access to credit markets, unemployment rates, interest rates and home prices;

•	government policies, including government housing policies encouraging homeownership, federal and state economic stimulus programs and policies, and GSE and lender-specific policies; and

•

the availability of mortgage insurance for high LTV loans, which is affected by, among other things, general economic conditions, secondary market demand, government housing policy and capital constraints facing mortgage insurers.

A decline in the volume of low down payment mortgage originations would reduce the demand for mortgage insurances products such as the ones we offer and could in turn have an adverse effect on our results of operations and financial condition.

Our business and financial performance could suffer if PMI were to lose the business of a major customer.

PMI’s top ten customers accounted for 49.4% of its premiums earned in 2008. Earned premiums from Fannie Mae exceeded 10% of our consolidated revenues and represented 12.6% of PMI’s earned premiums in 2008. The loss of a significant customer for any reason could reduce our revenue and, if not replaced, harm our consolidated financial condition and results of operations.

The premiums we charge for mortgage insurance on insured loans and the associated investment income may not be adequate to compensate for future losses from these loans.

We charge premium rates in effect at the time a policy is issued based upon our expectations regarding likely performance over the life of insurance coverage. We generally cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by non-renewal or cancellation of insurance coverage. The premiums we charge on our insurance in force and the associated investment income may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of unanticipated claims could adversely affect our consolidated financial condition and results of operations.

PMI’s primary new insurance written and risk in force includes:

•

Loans with LTVs exceeding 97%, known as Above-97s. As of December 31, 2008, 21.5% of PMI’s primary risk in force consisted of Above-97s. We no longer insure loans with LTVs exceeding 95%. Above-97s represented 4.8% of our total primary NIW for the year ended December 31, 2008.

•	ARMs. As of December 31, 2008, 8.0% of PMI’s primary risk in force consisted of ARMs, excluding 2/28 Hybrid ARMs.

•	2/28 Hybrid ARMs. As of December 31, 2008, 2.3% of PMI’s primary risk in force consisted of 2/28 Hybrid ARMs through PMI’s structured finance channel.

•	Alt-A loans. As of December 31, 2008, 18.8% of PMI’s primary risk in force consisted of Alt-A loans. Beginning in 2007, we began progressively tightening our underwriting guidelines related to Alt-A loans, and effective June 1, 2008, we eliminated Alt-A loan eligibility altogether. Alt-A loans represented 5.3% of our total primary NIW for the year ended December 31, 2008.

•	Interest only loans. As of December 31, 2008, approximately 11.8% of PMI’s primary risk in force consisted of interest only loans.

•

Payment option ARMs. As of December 31, 2008, approximately 3.4% of PMI’s primary risk in force consisted of payment option ARMs. Effective April 15, 2008, we eliminated future coverage of negatively-amortizing ARM products. Payment Option ARMs represented 0.2% of our total primary NIW for the year ended December 31, 2008.

•	Less-than-A quality mortgage loans. As of December 31, 2008, 7.1% of PMI’s primary risk in force consisted of less-than-A quality loans.

We expect higher default and claim rates for high-LTV, ARM, 2/28 Hybrid ARM, Alt-A, interest only, payment option ARM, and less-than-A quality loans. We also insure loans that have more than one of the above risk characteristics. As of December 31, 2008, approximately 2.5% of PMI’s primary risk in force consisted of Above-97s that are less-than-A quality loans, approximately 2.4% of PMI’s primary risk in force consisted of Alt-A loans that are also Above-97s and approximately 3.1% of PMI’s primary risk in force consisted of interest only loans that are also Above-97s. This “layering” of risk has increased the risk of borrower default. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. While the risk of default on these loans is already higher, worsening economic conditions, rising unemployment rates and/or additional house price declines could even more significantly increase the default risks associated with these loans. In addition, these same negative economic and market conditions could also significantly increase the default and claim risk on loans for which we did not assume higher default and claim rates.

PMI’s loss experience may increase as its policies continue to age.

Generally, we expect the majority of losses and LAE on insured loans in PMI’s current portfolio to occur during the second through the fourth years after loan origination. Primary insurance written from the period of January 1, 2005 through December 31, 2007 represented 58.9% of PMI’s primary risk in force as of December 31, 2008. Accordingly, a significant percentage of the primary portfolio is in, or approaching, its peak claim years. In addition, PMI has experienced adverse and accelerated delinquency development in the 2005, 2006 and 2007 insured loan portfolios. We believe our loss experience could increase even more as these policies age. If the claim frequency on PMI’s risk in force significantly exceeds the claim frequency that was assumed in setting premium rates, our consolidated financial condition and results of operations would be harmed.

Initiatives through our Home Preservation Initiatives (HPI) department and other similar mortgage modification programs may not provide material benefits to us.

As discussed in Item 1(B)(7). Business—U.S. Mortgage Insurance Operations—Defaults and Claims, in response to the increase in PMI delinquent loans, changing market conditions and increased pressure on loan servicers, in late 2007 PMI formed its HPI department to facilitate our customers’ responses to the mounting volume of retention workout requests, such as repayment plans and loan modifications, which enable borrowers to cure their defaults and reinstate their loans. In early 2008, HPI also began direct outreach to delinquent borrowers on PMI insured loans to educate them about workout options and to hasten loan workout discussions with their loan servicers to design workout plans to help cure their defaults.

Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the housing markets. In February 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan that intends to help homeowners to refinance or modify their mortgages with more favorable mortgage terms. It is not yet clear whether such and other similar programs will result in significant numbers of loan modifications. In addition, there can be no assurance that modified loans will not subsequently re-default, resulting in losses that could be greater than those we would have paid had the loan not been modified. Because these programs are in their early stages, we do not know whether they will provide material benefits to us.

If legislation is enacted to more easily permit mortgage balances to be reduced in bankruptcy, we may still be responsible to pay eligible claims based on the loans’ original balances if borrowers re-default on their mortgages after the balances are reduced. Various government entities have enacted foreclosure moratoria, which do not affect the accrual of interest and other expenses on delinquent loans. Unless a loan is modified during a moratorium to cure a default, at the expiration of the moratorium, additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

Geographic concentration of PMI’s primary insurance in force has increased and could continue to increase claims and losses and harm our financial performance.

We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. business is concentrated. As of December 31, 2008, 10.3% of PMI’s primary risk in force was located in Florida and 8.0% was located in California. We are currently experiencing accelerated delinquency and loss development in those states. In addition, as of December 31, 2008, 16.9% of our primary risk-in-force related to loans located in Illinois, Georgia, New Jersey and Ohio. Collectively these states experienced higher default rates in 2008 than other states in the U.S. as a result of relatively weak economic activity, higher unemployment rates and dramatic declines in house prices. We expect that our loss experience with respect to risk-in-force in these states will continue to deteriorate in the near future, which could continue to adversely affect our results of operations and financial position.

We delegate underwriting authority to mortgage lenders which could cause us to insure mortgage loans that do not conform to our underwriting guidelines, and thereby increase claims and losses.

A significant percentage of PMI’s new insurance written is underwritten pursuant to a delegated underwriting program under which, subject to periodic audit, certain mortgage lenders may determine whether mortgage loans meet our program guidelines and commit us to issue mortgage insurance. If PMI determines that a lender participating in the delegated program commits PMI to insure a loan that fails to meet all of the approved underwriting guidelines, subject to certain exceptions, PMI has the right to exclude or rescind coverage on the loan. PMI may also suspend or terminate the insured’s delegated authority to extend coverage to new loans if it determines that the insured has not been complying with approved underwriting guidelines. Because PMI does not review the underwriting determinations on all loans, claims may be paid on certain loans with unacceptable risk profiles or which failed to meet approved underwriting guidelines at the time of origination. In addition, certain customers who fail to comply with approved underwriting guidelines may go undetected and continue to submit noncompliant loans under their delegated authority.

Higher persistency rates in our U.S. Mortgage Insurance Operations place additional constraints on capital, making it more difficult to write new business.

As discussed in Item 1(B)(5). Business—U.S. Mortgage Insurance Operations—Business Composition— Persistency, PMI’s persistency rate has increased in recent years, rising to 82.2% in 2008 from 75.5% and 69.6% in 2007 and 2006, respectively. PMI’s persistency rate has been positively impacted by lower borrower refinance activity of PMI insured loans, primarily as a result of declining home prices and the diminished availability of loan products. To the extent that home prices continue to decline and residential mortgage refinance activity remains relatively low, we expect that PMI’s persistency rate will remain high and therefore limit the rate at which PMI’s existing risk in force runs off. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates-even though they create relatively higher revenues-constrain PMI’s capital position and its ability to write new business, which may adversely impact our future revenues and results of operations. See Capital constraints require us to limit our subsidiaries’ operations, including reducing our new insurance writing, or NIW, in 2008 and 2009, which is adversely affecting our results of operations and competitive position.

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profits as well as our competitiveness.

Alternatives to private mortgage insurance include:

•	government mortgage insurance programs, including those of the FHA and the VA;

•	lenders and investors holding mortgages in their portfolios and self-insuring;

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs;

•

lenders and investors using internal credit enhancements, such as subordination, using other credit enhancements combined with reduced mortgage insurance coverage or accepting credit risk without credit enhancement; and

•

mortgage lenders returning to structuring mortgage originations to avoid private mortgage insurance, primarily through the use of so called simultaneous seconds, piggybacks, 80/10/10s, 80/15/5s or 80/20 loans, which include a first mortgage with an 80% loan-to-value ratio and a second mortgage with a loan-to-value ratio ranging from 5% to 20%. In light of current market conditions, most lenders ceased originating such loans; however, if market conditions improve, lenders could choose to originate simultaneous seconds in the future.

These alternatives, or other alternatives to private mortgage insurance that may develop, could reduce the demand for private mortgage insurance and cause our revenues and profitability to decline.

Recently enacted federal legislation provides the FHA with greater flexibility in establishing new products and temporarily increases the maximum loan amount that the FHA may insure, in some cases up to the GSE limits, including up to $729,500 for certain high cost areas (i.e., areas with median house prices that are higher than the regular conforming loan limit). In the past, FHA’s market share included loans that would be ineligible for mortgage insurance from a private mortgage insurer; however, the expansion of the FHA’s mortgage insurance program now includes loans that would be eligible for insurance from a private mortgage insurer. As a result, the FHA substantially increased its market share of the U.S. primary mortgage insurance business. The future size of the FHA market will depend in large part on whether Congress will permanently keep the FHA maximum loan limit at its current level or adopt additional increases. Any changes expanding the FHA program could cause future demand for private mortgage insurance to decrease and have a material adverse effect on our ability to compete with the FHA.

Government-owned or -sponsored mortgage insurance providers, such as the FHA and VA, may establish pricing terms and business practices that are not consistent with maximizing return on capital or other profitability metrics. In addition, they may not have the same capital requirements that private mortgage insurers have and therefore may have greater financial flexibility in their product portfolios that could put us in a competitive disadvantage. To the extent such government-owned or –sponsored entities decide to issue loans with more unfavorable terms in furtherance of social or other goals rather than based on a profit or risk management motive, we may be unable to compete effectively in that market, which could adversely affect our financial condition and results of operations.

Prior to their suspension in 2008, the risk-based capital rules applicable to the GSEs may have allowed large financial entities such as banks, financial guarantors, insurance companies, and brokerage firms to provide or arrange for products that may efficiently substitute for some of the capital relief provided to the GSEs by private mortgage insurance. Our competitive position and our consolidated financial condition and results of operations could be harmed if these rules are reinstituted and the GSEs were to use these products in lieu of mortgage insurance. See Changes to the risk-based capital rules applicable to the GSEs could cause PMI’s business to suffer.

Our revenues and profits could decline if PMI loses market share as a result of industry competition or our limited ability to write new business.

The principal sources of PMI’s competition include: other private mortgage insurers, several of which are wholly-owned subsidiaries of public companies with direct or indirect capital reserves that provide it with potentially greater resources than we have, as well as the various alternatives to private mortgage insurance discussed in “If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profits as well as our competitiveness,” above. Future entrants to the mortgage insurance industry, if any, could also negatively affect our market share and revenues. We believe that at least one additional company is considering offering mortgage insurance in the United States.

In response to market conditions, we implemented significant pricing and underwriting guideline changes, which reduced PMI’s new business writings in 2008, and due to capital constraints, we will continue to limit NIW in 2009. If demand for mortgage insurance products from PMI diminishes as a result of our capital preservation initiatives, we may have greater difficulties competing with other private mortgage insurers, other external credit enhancers and the various other private mortgage insurance alternatives. See Capital constraints require us to limit our subsidiaries’ operations, including reducing our new insurance writing, or NIW, in 2008 and 2009, which is adversely affecting our results of operations and competitive position. In addition, if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer. If our revenues decline, we may be unable to replenish PMI’s investment portfolio to the extent that the portfolio is reduced to pay claims.

We reinsure a portion of our mortgage insurance default risk with lender-affiliated captive reinsurance companies, which reduces our net premiums written and earned.

Mortgage insurers, including PMI, offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. These captive reinsurance companies assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the associated gross premiums. Because the GSEs currently prohibit cessions of gross risk or gross premium cedes greater than 25% to captive reinsurers and PMI ceased seeking excess-of-loss (XOL) captive reinsurance arrangements, we expect the portion of our new primary insurance business that is subject to captive arrangements to decrease. See Item 1(B)(9)(a). Business—U.S. Mortgage Insurance Operations—Reinsurance—Captive Reinsurance. PMI will continue to cede premiums under its in-force XOL contracts until they run-off and mature pursuant to the existing terms and conditions, and as a result, captive reinsurance agreements will continue to negatively impact our net premiums written and earned.

If we are unable to keep pace with the technological demands of our customers or with the technology-related products and services offered by our competitors, our business and financial performance could be significantly harmed.

Participants in the mortgage lending and mortgage insurance industries rely on e-commerce and other technology to provide and expand their products and services. Our customers generally require that we provide our products and services electronically via the Internet or electronic data transmission, and we process a majority of our new insurance written and claims processing electronically. We expect this trend to continue, and accordingly, we believe that it is essential that we continue to invest resources in maintaining electronic connectivity with our customers and, more generally, in e-commerce and technology. Because of capital constraints, we may reduce costs by, among other things, decreasing the level of resources devoted to e-commerce and technology upgrades. Our business may suffer if we do not keep pace with the technological demands of our customers and the technological capabilities of our competitors.

D.	Regulatory and Litigation Risk

The U.S. mortgage insurance industry and PMI are subject to litigation risk.

The mortgage insurance industry and PMI face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. In recent years, mortgage insurers, including PMI, have been involved in litigation with policyholders regarding the rescission of mortgage insurance coverage on individual loans under the terms of the insurers’ master policies where the mortgage insurers discovered misrepresentations by, for example, a borrower, lender or an agent of the lender. In 2008, as a result of a significant increase in the volume of defaults on loans we insure, we are reviewing and investigating a larger volume of insured loans for fraud, negligence, negligent underwriting and eligibility for coverage, which has resulted in a substantial increase in the number of policy rescissions. See Item 1(B)(7). Business—U.S. Mortgage Insurance Operations—Defaults and Claims—Defaults. We believe the rise in the numbers of rescissions heightens the risk of litigation concerning our rescission decisions.

On January 15, 2009, Bayview Loan Servicing, LLC (“Bayview”) filed a complaint against PMI Mortgage Insurance Co. (“PMI”) in California state court in Contra Costa County. The complaint alleges that PMI improperly rescinded mortgage insurance coverage on 39 loans which Bayview acquired from PMI’s insured, Alliance Bancorp, and alleges damages of at least $10 million. PMI does not believe that Bayview’s allegations have merit and intends to defend the action vigorously.

On August 28, 2008, PMI Mortgage Insurance Co. (“PMI”) rescinded coverage on 5,565 loans that IndyMac Bank delivered to PMI for coverage in 2007 under a lender paid mortgage insurance program. On September 12, 2008, IndyMac Federal Bank, FSB (“IndyMac”), by the Federal Deposit Insurance Corporation (“FDIC”) as Conservator, filed a complaint against PMI in the United States District Court for the Northern District of California alleging that PMI improperly rescinded mortgage insurance coverage on the 5,565 loans. The complaint seeks declaratory and injunctive relief and requests damages against PMI in an unspecified amount for breach of contract, tortuous breach of the implied covenant of good faith and fair dealing, and reformation. Thereafter, on October 31, 2008, IndyMac, by the FDIC as Conservator, filed an amended complaint which included allegations related to PMI’s rescission of coverage on certain additional ineligible interest-only loans rescinded on October 3, 2008, and on January 9, 2009, filed a second amended complaint adding additional allegations including allegations related to the FDIC’s rights and powers as conservator/receiver. Trial in the matter is set for January 11, 2010. PMI filed an answer to the second amended complaint on February 26, 2009. PMI does not believe that the FDIC’s/IndyMac’s allegations have merit and intends to defend the action vigorously.

As we continue to review our insured loan portfolios, we may rescind more insurance policies in the future. Such rescissions may lead to an increase in litigation by lenders and policyholders asserting claims challenging our right to rescind such policies. Such litigation is likely to be costly even if we are successful in defending against such claims. In addition, as a result of these rescissions, we may have reduced our loss reserves and/or risk in force for the corresponding policies. If we are unsuccessful in defending these rescissions in legal actions, we may need to re-establish loss reserves for, and reassume the risk on, such rescinded policies, which could harm our results of operations.

Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the deterioration of the capital, credit, housing and mortgage markets. In March 2008, we and certain of our executive officers were named in securities class action complaints filed in the United States District Court for the Northern District of California. In April 2008, we and certain of our executive officers and directors were named in two shareholder derivative suits. Both of the derivative suits assert various acts and/or omissions against the defendants. Both actions have been stayed by stipulation of the parties and court orders based on the stipulations until completion of the motion to dismiss phase of the securities litigation referenced above. We continue to believe that we have meritorious defenses to these lawsuits and intend to defend ourselves vigorously. See Item 3. Legal Proceedings.

Consumers are also bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including PMI, have been involved in litigation alleging violations of RESPA and FCRA. In the past, a number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. RESPA precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services.

We cannot predict whether actions of the types described herein, or other actions, will be brought against us or other mortgage insurers in the future. Any such proceedings could have an adverse effect on our consolidated financial position, results of operations or cash flows.

The U.S. mortgage insurance industry and PMI are subject to regulatory risk and have been subject to increased scrutiny by insurance and other regulatory authorities.

PMI and the mortgage insurance industry are subject to comprehensive, detailed regulation by state insurance departments whose primary goal is to safeguard insurers’ solvency for the protection of policyholders. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies and officials to examine and investigate insurance companies and to enforce rules or exercise discretion touching almost every aspect of PMI’s business.

We have been subject to increased scrutiny by the Department of Insurance of the State of Arizona and other state insurance regulatory authorities as a result of our substantial losses in recent periods and the decrease in our statutory capital. State insurance regulatory authorities could take actions restricting our ability to conduct business if, among other things, they were to determine that PMI were in hazardous financial condition. Such regulatory actions could limit our flexibility, adversely affect our operating results and result in an event of default under our credit facility.

In addition, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices, including captive reinsurance arrangements. PMI continues to respond to requests from the Minnesota Department of Commerce and the Office of Inspector General (“OIG”) of the U.S. Department of Housing and Urban Development (“HUD”) for information regarding its captive reinsurance arrangements among other matters. We cannot predict whether the Minnesota Department of Commerce and the HUD OIG’s administrative subpoenas will lead to further inquiries, or investigations, of these matters, or the scope, timing or outcome of any inquiry or actions by those Departments or any inquiry or actions that may be commenced by state insurance departments, attorneys general or other regulators.

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

Changes to the risk-based capital rules applicable to the GSEs could cause PMI’s business to suffer.

The FHFA, the agency which currently regulates the GSEs, has risk-based capital rules that prescribe treatment of credit enhancement issued by private mortgage insurers and provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. The rules require the GSEs to hold different amounts of capital against mortgage insurance coverage according to the rating of the mortgage insurance company that issued the policy. See Item 1(B)(1)(a). U.S. Mortgage Insurance Operations—Products—Primary Mortgage Insurance-Primary Flow Channel. Although these rules were suspended in 2008, the FHFA, or other governmental authority, including Congress, may revisit the risk-based capital rules and the treatment of mortgage insurance at any time in the future. If the rules change or if the GSEs begin again to follow the FHFA’s risk-based capital rules, our consolidated financial condition and results of operation could be adversely affected.

The implementation of the Basel II Capital Accord may limit the use of mortgage insurance.

The implementation by banks in the United States of Basel II, the Basel Committee on Banking Supervision’s proposal to implement a new international capital accord, has been indefinitely delayed in the United States, although many banks in the United States implemented Basel II in 2008 and others may continue to implement Basel II in 2009. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities, and the provisions related to residential mortgages and mortgage insurance could alter the competitive positions of mortgage insurers. In addition, the Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain customers not to insure mortgages with a lower risk of claim and to insure mortgages having a higher risk of claim. These systemic incentives may have the effect of presenting the mortgage insurance industry with the riskiest loans while lenders and investors pursue the less-risky loans utilizing other forms of credit enhancement or foregoing default protection, which could impact our future financial condition.

E.	Other Risk

We are exposed to risk in our European operations.

Despite the restructuring of our European operations, substantial risk remains in those operations and increased in 2008 as a result of deteriorating economic conditions in the United States and the European Union. As a result of PMI Europe’s exposure to U.S. subprime risk under reinsurance agreements and the deterioration of such risk, PMI Europe increased its loss reserves by $48.8 million in 2008 and paid claims of $10.6 million. If the performance of these exposures continues to deteriorate, PMI Europe will continue to experience increased losses and increases to its loss reserves, which could have a material adverse effect on our results and financial condition.

In addition, the 2008 downgrades of PMI Europe’s insurer financial strength ratings have had an adverse impact on PMI Europe. PMI Europe’s downgrades gave rise to the right by certain counterparties to terminate their agreements and/or required PMI Europe to post collateral for the benefit of such counterparties. As of March 15, 2009, PMI Europe has posted collateral of $64.2 million on credit default swap transactions and $53.7 million related to its exposure to U.S. subprime risk. PMI Europe may be required to post additional collateral on credit default swaps as a result of such factors as changes in CDS valuations and/or deterioration in the performance of the underlying collateral referenced in such transactions and on subprime reinsurance transactions due to continued loss development. If PMI Europe is required to post additional collateral, our financial condition could be impaired.

Further, PMI Europe’s financial results have been volatile as a result of changes in the fair value of its credit default swap derivative contracts. Credit derivative transactions are recorded at fair value, and are subject to mark-to-market treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Since quoted market prices for these derivative contracts are generally not available, PMI Europe estimates fair value by using modeling methodologies, which are less objective than using quoted market prices. Changes in estimated fair values can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations).

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

In estimating the fair values of derivative contracts and based on historical experience, PMI Europe incorporates expected call dates in its internal valuation models. Call dates are determined based on a number of factors, including, the underlying economics of the transactions, counterparties exercising their option to call the transactions at certain agreed dates, counterparties’ expressed intent and potential penalties associated with extending transactions. The current state of capital markets, the financial conditions and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions to extend the credit protection offered by PMI Europe’s CDS contracts. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, PMI Europe will recognize further mark-to-market losses. If many CDS contracts extend and spreads remain at their current levels, mark-to-market losses could be material. Further, if contracts are extended beyond their expected call dates, there will be a greater likelihood of incurring higher than currently expected realized losses on the contracts.

All of the above risks could result in material losses to PMI Europe and, if significant enough in the aggregate, could require PMI to make additional capital contributions to PMI Europe pursuant to its capital support agreements, which could harm the financial condition of PMI.

It is unlikely we will recover our investments in our financial guaranty equity investees.

We made significant investments in the equity securities of several companies, including FGIC (through FGIC Corporation) and RAM Re (through RAM Holdings Ltd.). Our investments in FGIC Corporation and RAM Re are accounted for on the equity method of accounting in our consolidated financial statements. The carrying values of our investments in FGIC Corporation and RAM Re were zero as of December 31, 2008. As a result of the downgrades in FGIC’s financial strength ratings, as discussed in Item 1(D). Financial Guaranty, FGIC has ceased competing for new business in the financial guaranty industry, and we do not expect FGIC to compete for new business in the future. In addition, RAM Re is currently not writing new business.

There is a risk we may not be fully compensated on the contingent note we received in connection with our sale of PMI Australia.

When we sold PMI Australia, PMI received approximately $746 million in cash and a note receivable in the principal amount of approximately $187 million (the “Note”), with interest accruing through September 2011 when it matures and is payable. As discussed above in Item 1(C). International Operations—Discontinued Operations in PMI Australia and PMI Asia, the actual amount owed under the Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy certain warranty claims. We currently do not record any statutory or GAAP value to the Note due to the contingencies discussed above. There is no guarantee that PMI Australia’s portfolio as of June 30, 2008 will achieve the required performance targets or that the counterparty will not assert warranty claims against us. Either or both of these events could impact our ability to recover the full value of the Note, which would harm our consolidated financial condition and results of operations. Also, the Note is an unsecured obligation of the issuer and there is no assurance that the issuer will have the ability to redeem, in whole or in part, the Note when it matures in 2011.

Our common stock is subject to significant price fluctuation and possible delisting from the New York Stock Exchange, and suspension of dividend payment may put further pressure on our stock price.

Stock prices in general, and the price of our common stock in particular, have experienced significant fluctuation over the past year. As of March 13, 2009, the closing price of our common stock was $0.44, a 94% decline from its 52-week high at $7.30. As of the same date, our market capitalization was $36.0 million. The market price of our common stock may continue to be subject to significant fluctuations due to general stock market conditions and change in market perception of the mortgage insurance industry, as well as our results of operations, business prospects, liquidity and capital position. The substantial decline in our market capitalization will make it more difficult for us to raise equity capital and, if we are able to raise equity capital, significantly increase dilution to our existing stockholders.

The NYSE’s quantitative continuing listing standards require any listed security to have an average closing price during any 30 consecutive trading days of not less than $1.00 per share and an average global market capitalization for any such period of not less than $25 million. On February 26, 2009, the NYSE announced, subject to SEC approval, the suspension of the $1.00 minimum price requirement and the reduction of the global market capitalization standard to $15 million, initially through June 30, 2009. Our common stock had been trading below $1.00 before the NYSE announcement and is continuing to trade below $1.00. There is no assurance that our stock will trade above the $1.00 minimum price requirement after the NYSE suspension expires or that we will satisfy the NYSE market capitalization requirements. If we do not satisfy any of NYSE’s continued listing standards, our common stock could be delisted from the NYSE unless we cure the deficiency during the period provided by the NYSE. If the NYSE were to delist our common stock, it is likely that the liquidity of our common stock will be substantially reduced, which could significantly reduce our stock price.

We paid quarterly dividends on our common stock in 2008 and years prior thereto. Our Board of Directors has decided to suspend the payment of dividends on our common stock to enhance our liquidity and capital position in the current challenging environment. We do not intend to pay a dividend for the first quarter of 2009, and we cannot be sure when, whether or at what level we will resume paying dividends on our common stock. Suspension of dividend payments may cause some current stockholders to sell our common stock, which could further depress our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently own approximately 200,000 square feet of office space in Walnut Creek, California for our home office. PMI leases offices throughout the United States. We conduct our international operations in leased facilities in Ireland and Italy.

ITEM 3.	LEGAL PROCEEDINGS

In March 2008, we and certain of our executive officers were named in a securities class action complaint filed in the United States District Court for the Northern District of California (Lori Weinrib v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). Also in March 2008, we and the same executive officers were named in a second securities fraud class action complaint also filed in the United States District Court for the Northern District of California (Kimberly D. Holt v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). On April 17, 2008, the court issued an order consolidating the two actions for pretrial purposes. On June 20, 2008, the court appointed a lead plaintiff in the action. The plaintiffs filed a consolidated complaint on September 4, 2008, naming as defendants The PMI Group, Inc., L. Stephen Smith, David H. Katkov, Donald P. Lofe, Jr. and Bradley M. Shuster. On October 14, 2008, we filed a motion to dismiss the consolidated complaint. On December 12, 2008, the court held a hearing on the defendants’ motion to dismiss and took the matter under advisement. We continue to believe that we have meritorious defenses and intend to defend ourselves vigorously.

In April 2008, we and certain of our executive officers and directors were named in two shareholder derivative suits; the first, filed in the United States District Court for the Northern District of California, Case No. CV 082046 (The Port Authority of Allegheny Retirement and Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union v. L. Stephen Smith, W. Roger Haughton, David H. Katkov, Donald P. Lofe, Jr., Mariann Byerwalter, Dr. James C. Castle, Carmine Guerro, Wayne E. Hedien, Louis G. Lower, II, Raymond L. Ocampo, Jr., John D. Roach, Kenneth T. Rosen, Steven L. Scheid, Jose H. Villarreal, Mary Lee Widener, Ronald H. Zech, and The PMI Group, Inc., Nominal Defendant), and the second suit filed in the Superior Court of the State of California, County of Contra Costa, Case No. C 08-01068 (Jorge Torres, Derivatively on Behalf of The PMI Group, Inc. v. L. Stephen Smith, Victor J. Bacigalupi, Bradley M. Shuster, Joanne M. Berkowitz, David H. Katkov, Lloyd A. Porter, Daniel L. Roberts, Thomas H. Jeter, Donald P. Lofe, Jr., Kenneth T. Rosen, John D. Roach, James C. Castle, Ronald H. Zech, Wayne E. Hedien, Mary Lee Widener, and Raymond L. Ocampo), respectively. Both of these suits assert various acts and/or omissions against the defendants. Both actions have been stayed by stipulation of the parties and court orders based on the stipulations until completion of the motion to dismiss phase of the securities litigation described above.

On August 28, 2008, PMI Mortgage Insurance Co. (“PMI”) rescinded coverage on 5,565 loans that IndyMac Bank delivered to PMI for coverage in 2007 under a lender paid mortgage insurance program. On September 12, 2008, IndyMac Federal Bank, FSB (“IndyMac”), by the Federal Deposit Insurance Corporation (“FDIC”) as Conservator, filed a complaint against PMI in the United States District Court for the Northern District of California alleging that PMI improperly rescinded mortgage insurance coverage on the 5,565 loans. The complaint seeks declaratory and injunctive relief and requests damages against PMI in an unspecified amount for breach of contract, tortuous breach of the implied covenant of good faith and fair dealing, and reformation. Thereafter, on October 31, 2008, IndyMac, by the FDIC as Conservator, filed an amended complaint which included allegations related to PMI’s rescission of coverage on certain additional ineligible interest-only loans rescinded on October 3, 2008, and, filed a second amended complaint on January 9, 2009, adding additional allegations including allegations related to the FDIC’s rights and powers as conservator/receiver. Trial in the matter is set for January 11, 2010. PMI filed an answer to the Second Amended Complaint on February 26, 2009. PMI does not believe that the FDIC’s/IndyMac’s allegations have merit and intends to defend the action vigorously.

On January 15, 2009, Bayview Loan Servicing, LLC (“Bayview”) filed a complaint against PMI Mortgage Insurance Co. (“PMI”) in California state court in Contra Costa County. The complaint alleges that PMI improperly rescinded mortgage insurance coverage on 39 loans which Bayview acquired from PMI’s insured Alliance Bancorp and alleges damages of at least $10 million. PMI filed an answer to the complaint on March 12, 2009. PMI does not believe that Bayview’s allegations have merit and intends to defend the action vigorously.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding our executive officers as of March 15, 2009.

L. STEPHEN SMITH, 59, has served as Chairman of the Board of The PMI Group, Inc. since May 2007, and has been one of our directors since February 2002. He has been the Chief Executive Officer since June 1, 2006, and President and Chief Operating Officer since September 1998, of The PMI Group, Inc. He has served as Chief Executive Officer of PMI Mortgage Insurance Co. (“PMI”) since January 2004. He was President and Chief Operating Officer of PMI from September 1998 to June 2006. He was elected Executive Vice President of Marketing and Field Operations of PMI in May 1994 and elected to the same positions with The PMI Group, Inc. in January 1995, serving in such capacities until September 1998. Prior thereto, he held various executive positions with the Company. Mr. Smith joined The PMI Group, Inc. in 1979. He has served as President of the Mortgage Insurance Companies of America, and as a member of the Board of Directors of National Association of Hispanic Real Estate Professionals.

DAVID H. KATKOV, 53, has been Executive Vice President of The PMI Group, Inc. since August 2001 and Chief Business Officer of PMI since November 2008. He has also served as President of PMI Mortgage Insurance Co. (“PMI”) since June 2006. Mr. Katkov joined The PMI Group, Inc. in July 1992, and prior to August 2001, he held a variety of executive management positions in Sales, Structured Transactions, Product Development and Portfolio Management of PMI. Prior to joining The PMI Group, Inc., Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

DONALD P. LOFE, JR., 52, has been Executive Vice President of The PMI Group, Inc. since January 2003, Chief Financial Officer since April 2003, and Chief Administrative Officer since November 2008. Prior to joining The PMI Group, Inc., Mr. Lofe was Senior Vice President, Corporate Finance for The CNA Financial Corporation from October 1998 until January 2003. From October 1991 until October 1998, Mr. Lofe was the partner-in-charge of the Northeast Ohio Insurance Practice, and the engagement partner for The Progressive Corporation, with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

JOANNE BERKOWITZ, 49, has been Chief Insurance Operations Officer of The PMI Group, Inc. since November 2008. From January 2008 to November 2008, Ms. Berkowitz served as Executive Vice President—Risk Management and Operations, and from October 2005 to January 2008, she served as Executive Vice President—Chief Enterprise Risk Officer for The PMI Group, Inc. She served as Senior Vice President—Chief Risk Officer for PMI Capital Corporation from January 2004 until October 2005. Ms. Berkowitz joined the PMI Group in 1983, and prior to January 2004, held various risk management, underwriting and marketing positions in the field and corporate headquarters both for U.S. mortgage insurance operations and international and strategic investments with the Company.

LLOYD A. PORTER, 49, has been Executive Vice President—Chief Risk Officer of The PMI Group, Inc. since December 2008. Mr. Porter has also served as Executive Vice President and Managing Director, International Mortgage Insurance of PMI Capital Corporation since August 2004. Prior thereto, Mr. Porter was Senior Vice President and Managing Director, International Markets of The PMI Group since February 1999. Mr. Porter joined The PMI Group in 1983 and has held a variety of positions relating to marketing, capital markets, strategy, and corporate development.

ANDREW D. CAMERON, 43, has been Group Senior Vice President, General Counsel and Secretary of The PMI Group, Inc. since July 2008. Mr. Cameron joined The PMI Group, Inc. in June 1998 and served as Senior Vice President and Deputy General Counsel from November 2006 to July 2008, and Vice President and Assistant General Counsel from June 2003 to October 2006. Prior to joining The PMI Group, Inc., Mr. Cameron was Senior Counsel in the Enforcement Division of the U.S. Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The PMI Group is listed on the New York Stock Exchange under the trading symbol “PMI”. As of January 30, 2009, there were approximately 85 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended:

	2008			2007
	High	Low	Close	High	Low	Close
First quarter	$13.46	$4.82	$5.82	$51.46	$40.69	$45.22
Second quarter	$6.53	$1.87	$1.95	$50.50	$42.71	$44.67
Third quarter	$5.43	$1.20	$2.95	$46.69	$25.81	$32.70
Fourth quarter	$3.36	$1.15	$1.95	$35.87	$9.82	$13.28

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

Preferred Share Purchase Rights Plan

On January 13, 1998, we adopted a Preferred Share Purchase Rights Plan, or the Rights Plan, which expired pursuant to its terms on January 25, 2009. On January 29, 2009, we terminated the Series A Junior Participating Preferred Stock, which had been reserved in connection with the Rights Plan, and reduced the authorized number of shares of such series to zero. Under the Rights Plan, all shareholders of record as of January 26, 1998 received rights to purchase shares of a new series of preferred stock on the basis of one right for each common stock held on that date. The rights traded with The PMI Group’s common stock. Rights issued under the Rights Plan were exercisable only if a person or group acquired 10% or more of our common stock or announced a tender offer for 10% or more of the common stock. If such event had occurred, all rights holders except the buyer would have been entitled to acquire our common stock at a discount and/or, under certain circumstances, to purchase shares of the acquiring company at a discount.

Payment of Dividends and Policy

We paid regular dividends on our common stock of:

•	$0.0025 per share in each of the quarters from July 1, 2008 through December 31, 2008;

•	$0.0125 per share in each of the quarters in the period from January 1, 2008 through June 30, 2008;

•	$0.0525 per share in each of the quarters in the period from July 1, 2005 through December 31, 2007;

•	$0.0450 per share in each of the four quarters in the period from July 1, 2004 through June 30, 2005; and

•	$0.0375 per share in each of the four quarters in the period from July 1, 2003 through June 30, 2004.

We do not expect that our Board of Directors will declare a quarterly dividend for the foreseeable future. The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our consolidated operating results, our overall financial condition and capital requirements, as well as general business conditions. The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. PMI did not pay dividends to The PMI Group in 2008, and we do not expect that PMI will pay dividends to The PMI Group in 2009 and 2010. PMI’s ability to pay dividends or make distributions or returns of capital to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities, and the terms of our runoff support agreement with Allstate Insurance Company and capital support agreements with our subsidiaries. See Item 1(B)(10). Regulation and Item 1A. Risk Factors—We may face liquidity issues at our holding company, The PMI Group.

Common Share Repurchases

We currently have approximately $100 million available under our $300 million common share repurchase program, which was authorized by the Board of Directors in February 2007 and extended in July 2007. We did not repurchase any common shares in 2008 and do not intend to repurchase common shares in 2009 or 2010.

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

Comparison of The PMI Group, Inc. and Benchmarks

Total Return* Index

	Total Return*						Total Rate of Return**
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/08
PMI	$100.00	$112.60	$111.32	$128.45	$36.45	$5.41	(94.59)%
MI Index***	$100.00	$116.29	$116.42	$112.07	$32.36	$6.59	(93.41)%
S&P 500	$100.00	$110.84	$116.27	$134.60	$141.97	$89.53	(10.47)%
Russell 1000 FIN SVS	$100.00	$113.14	$120.78	$143.27	$119.18	$58.40	(41.60)%

*	Total Return = Capital Appreciation + Dividend Income for the period 12/31/03 – 12/31/08.
**	Total Rate of Return = (Total Return – 100) / 100
***	The MI index includes Radian Group, Inc., MGIC Investment Corporation and Triad Guaranty, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Summary of Consolidated Operations
Net premiums written	$768,895	$813,922	$672,871	$693,807	$620,198	$784,251	$617,255	$544,361	$498,255	$459,064

Premiums earned	$786,159	$815,440	$709,532	$693,821	$661,328	$611,878	$616,928	$553,619	$503,749	$447,214
Net investment income	138,377	132,552	137,794	132,584	130,391	123,513	108,034	111,457	93,953	81,836
Net realized investment (losses) gains	(139,210)	(37,309)	318	1,864	2,546	225	(4,400)	(5,604)	20	509
Realized gain (loss) on sale of equity investment	—	12,670	—	—	(20,420)	—	—	—	—	—
Change in fair value of certain debt instruments	123,595	—	—	—	—	—	—	—	—	—
Other (loss) income	(1,134)	(168)	20,700	20,813	32,904	39,749	39,123	28,643	8,309	15,825

Total revenues	907,787	923,185	868,344	849,082	806,749	775,365	759,685	688,115	606,031	545,384

Losses and loss adjustment expenses	1,899,264	1,122,898	266,273	255,283	236,690	217,241	150,451	99,553	95,308	110,465
Amortization of deferred policy acquisition costs	18,285	87,683	53,124	61,539	72,129	78,877	74,844	76,586	78,769	80,252
Other underwriting and operating expenses	229,522	192,917	208,787	183,515	180,273	158,601	134,303	122,797	86,666	78,680
Lease abandonment and relocation costs	—	—	—	—	—	—	12,183	—	—	—
Litigation (recovery) settlement	(10,939)	—	(2,839)	—	(2,574)	—	12,222	—	—	—
Interest expense	41,007	33,391	37,930	31,129	34,552	20,810	17,648	13,685	7,656	7,398
Distributions on mandatorily redeemable preferred securities	—	—	—	—	—	3,676	4,030	7,604	8,309	8,309

Total losses and expenses	2,177,139	1,436,889	563,275	531,466	521,070	479,205	405,681	320,225	276,708	285,104

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(1,269,352)	(513,704)	305,069	317,616	285,679	296,160	354,004	367,890	329,323	260,280
Equity in (losses) earnings from unconsolidated subsidiaries	(51,802)	(741,500)	127,309	97,885	83,554	4,597	44,225	19,423	12,117	7,061

(Losses) income from continuing operations before income taxes	(1,321,154)	(1,255,204)	432,378	415,501	369,233	300,757	398,229	387,313	341,440	267,341
Income tax (benefit) expense from continuing operations	(433,966)	(246,522)	102,616	94,808	79,012	88,840	108,701	116,991	103,879	77,729

(Loss) income from continuing operations after income taxes	(887,188)	(1,008,682)	329,762	320,693	290,221	211,917	289,528	270,322	237,561	189,612

Income from discontinued operations before income taxes	46,297	127,788	127,337	125,330	115,514	119,258	72,561	59,654	32,425	22,745
Income taxes from discontinued operations	8,868	34,432	37,448	36,854	35,405	37,160	23,044	17,959	9,774	7,891

Income from discontinued operations after income taxes	37,429	93,356	89,889	88,476	80,109	82,098	49,517	41,695	22,651	14,854

(Loss) gain on sale of discontinued operations, net of income taxes of $41,057 and $16,356, respectively	(78,749)	—	—	—	29,003	—	—	—	—	—
(Loss) income before extraordinary items and cumulative effect of a change in accounting principle	(928,508)	(915,326)	419,651	409,169	399,333	294,015	339,045	312,017	260,212	204,466
Extraordinary gain on write-off of negative goodwill, net of income taxes	—	—	—	—	—	5,418	—	—	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	—	—	—	—	—	—	(4,805)	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	7,172	—	—	—

Net (loss) income	$(928,508)	$(915,326)	$419,651	$409,169	$399,333	$299,433	$346,217	$307,212	$260,212	$204,466

Effective tax rate for continuing operations	(32.8)%	(19.6)%	23.7%	22.8%	21.4%	29.5%	27.3%	30.2%	30.4%	29.1%

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
U.S. Mortgage Insurance Operating Ratios
Loss ratio	237.7%	136.9%	38.2%	38.1%	36.8%	36.2%	24.5%	18.1%	19.0%	24.7%
Expense ratio (1)	18.5%	22.5%	23.2%	24.4%	28.6%	22.0%	25.3%	25.5%	26.7%	29.4%

Combined ratio	256.2%	159.4%	61.4%	62.5%	65.4%	58.2%	49.8%	43.6%	45.7%	54.1%

Consolidated Balance Sheet Data
Total assets	$4,824,399	$5,070,440	$5,317,555	$5,254,136	$5,145,967	$4,794,289	$3,517,049	$2,989,952	$2,392,657	$2,100,762
Reserve for losses and loss adjustment expenses	$2,709,286	$1,177,309	$384,089	$360,360	$355,058	$336,760	$316,223	$289,443	$281,704	$269,931
Long-term debt	$481,764	$496,593	$496,593	$819,529	$819,529	$819,543	$422,950	$422,950	$136,819	$145,367
Mandatorily redeemable preferred securities	$—	$—	$—	$—	$—	$—	$48,500	$48,500	$99,109	$99,075
Shareholders’ equity	$1,278,225	$2,512,962	$3,568,590	$3,230,790	$3,137,755	$2,784,029	$2,193,833	$1,786,688	$1,499,211	$1,217,268
Return on equity (2)	(48.6)%	(25.7)%	12.7%	12.7%	13.4%	12.3%	17.1%	18.5%	19.3%	17.7%

Shares Outstanding (3) (in thousands)
Basic at year end	81,688	81,120	86,747	88,713	94,025	95,162	89,943	89,163	88,620	89,404
Basic weighted-average	81,423	84,645	86,478	91,738	95,452	89,915	89,843	88,887	88,507	89,787
Diluted weighted-average	81,423	84,645	92,866	101,620	105,231	99,198	99,533	94,421	90,037	90,488

Per Share Data (3)
Book value	$15.65	$30.98	$41.14	$36.42	$33.37	$29.26	$24.39	$20.04	$16.92	$13.62
Basic net (loss) income	$(11.40)	$(10.81)	$4.85	$4.46	$4.18	$3.33	$3.85	$3.46	$2.94	$2.28
Diluted net (loss) income	$(11.40)	$(10.81)	$4.57	$4.10	$3.87	$3.09	$3.55	$3.28	$2.89	$2.26
Cash dividends declared	$0.03	$0.21	$0.21	$0.20	$0.17	$0.13	$0.10	$0.08	$0.08	$0.07

U.S. Mortgage Insurance Operations Operating and Statutory Data
Primary new insurance written (in millions)	$22,639	$46,133	$32,234	$35,934	$41,213	$57,301	$47,803	$46,235	$27,295	$28,733
New insured primary loans	107,455	234,942	174,432	205,431	260,641	381,249	332,234	335,213	206,493	219,038
Primary insurance in force (in millions)	$124,265	$123,623	$102,635	$101,090	$105,321	$105,241	$107,579	$109,158	$96,914	$86,729
Primary risk in force (in millions)	$30,605	$30,967	$25,711	$24,971	$25,505	$24,668	$25,188	$25,772	$23,559	$21,159
Insured primary loans	775,841	797,419	720,347	743,533	803,236	827,225	874,202	882,846	820,213	749,985
Persistency	82.2%	75.5%	69.6%	61.9%	60.9%	44.6%	56.2%	62.0%	80.3%	71.9%
Primary default rate	14.12%	7.93%	5.55%	5.74%	4.86%	4.53%	4.18%	2.86%	2.21%	2.12%
Statutory capital (4)	$1,353,261	$2,554,140	$2,922,621	$2,838,778	$2,831,437	$2,561,765	$2,192,712	$1,900,709	$1,617,519	$1,372,273
Statutory risk-to-capital ratio (4)	18.5:1	10.8:1	8.1:1	8.2:1	8.2:1	9.1:1	11.3:1	13.0:1	14.1:1	14.8:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. The 2006 and 2004 expense ratios include the litigation settlement recovery. The 2003 expense ratio includes lease abandonment and relocation costs as well as the litigation settlement charge.
(2)	Return on equity is calculated using an average of the twelve months ending balances of shareholders’ equity for the respective calendar year.
(3)	Share data has been split-adjusted. In accordance with EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, (“EITF No. 04-8”), diluted earnings per share data have been retroactively adjusted, from 2001 until the fourth quarter of 2006 at which point the contingent convertible debentures were called, to reflect the dilutive effects of these instruments issued by The PMI Group in 2001.
(4)	Statutory data is based on PMI Mortgage Insurance Co. information only. Statutory capital includes policyholders’ surplus and contingency reserves.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results for the Year Ended December 31, 2008

For the year ended December 31, 2008, we recorded a consolidated net loss of $928.5 million compared to a consolidated net loss of $915.3 million for 2007. Our consolidated net loss for 2008 includes the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty. Our consolidated net loss in 2008 was primarily driven by losses in our U.S. Mortgage Insurance Operations, Financial Guaranty and International Operations segments. U.S. Mortgage Insurance Operations’ net loss in 2008 was primarily driven by an increase in losses and loss adjustment expenses (“LAE”), higher impairment losses in our U.S. investment portfolio and a decrease in earned premiums from 2007. Our Financial Guaranty segment’s loss in 2008 was the result of our impairment of our investment in FGIC in the first quarter of 2008, impairment of our investment in RAM Re in the third quarter of 2008 and equity in losses from RAM Re. International Operations’ net loss in 2008 was primarily driven by increases in losses and LAE in PMI Europe as compared to 2007 and losses on the sales of PMI Australia and PMI Asia. Our consolidated 2008 financial results were positively impacted by $123.6 million in gains related to the change in fair value of certain of our senior debt instruments in our Corporate and Other segment. Our consolidated net loss in 2007 was primarily due to our equity in losses from FGIC and higher losses and LAE in our U.S. Mortgage Insurance Operations.

Overview of Our Business

We provide residential mortgage insurance products designed to promote homeownership and strengthen communities. Mortgage insurance protects lenders and investors from credit losses, helping to ensure that mortgages are available to prospective homebuyers. In 2008, we divided our business into four segments:

•

U.S. Mortgage Insurance Operations.    We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded a net loss of $709.5 million in 2008 and $190.8 million in 2007.

•

International Operations.    We completed the sale of PMI Australia on October 22, 2008 and the sale of PMI Asia on December 17, 2008. The results from PMI Australia and PMI Asia are reported as discontinued operations in our International Operations segment and in the consolidated statement of operations for all periods presented. Losses from the continuing operations of PMI Europe and PMI Canada in our International Operations segment were $87.0 million in 2008 and $35.3 million in 2007.

•

Financial Guaranty.    Our Financial Guaranty segment includes our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, is a financial guaranty reinsurer, and our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor. Effective December 31, 2008, our wholly-owned surety company, PMI Guaranty Co.’s (“PMI Guaranty”) remaining assets and liabilities were merged into PMI. The results of operations of PMI Guaranty are reported as discontinued operations in our Financial Guaranty segment and in the consolidated statement of operations for all periods presented. Continuing operations in our Financial Guaranty segment generated net losses of $124.0 million in 2008 and $734.8 million in 2007.

•

Corporate and Other.    Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net income of $33.4 million in 2008 and a net loss of $47.8 million in 2007.

Revenues and Expenses

Our revenues consist primarily of:

•	premiums earned on our U.S. and international mortgage insurance policies and other credit enhancement products;

•	net investment income on our investment portfolios;

•	net realized investment gains (losses), including the impairment of FGIC and RAM Re and securities within our investment portfolio; and

•	other income, including fees from contract underwriting services and income (losses) from changes in the fair value of credit default swaps.

Our expenses consist primarily of:

•	claims paid to policyholders, claims-related expenses and changes in reserves;

•	amortization of deferred policy acquisition costs;

•	underwriting, acquisition and policy servicing costs, contract underwriting costs and remedies, and general administration and overhead expenses;

•	interest and financing expenses; and

•	income taxes to the extent we have pre-tax income.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Market Conditions and Capital Constraints.    The significant weakening of employment in the United States and the U.S. credit, capital, residential mortgage, and housing markets continues to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI is experiencing higher losses. These losses, which we expect to continue in 2009, have reduced and will continue to reduce, PMI’s net assets. Partially in response to PMI’s increased losses and reduced capital, as of March 15, 2009, Standard &Poor’s, Moody’s and Fitch had each lowered their insurer financial strength rating on PMI from “AA” or equivalent to “A-”, “Ba3” and “BBB+”, respectively. Because of rating agency actions in 2008, we submitted written remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”) outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength. To date, each of the GSEs has continued to treat PMI as an eligible mortgage insurer. There, however, can be no assurance that the GSEs will continue to treat PMI as an eligible mortgage insurer.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates. We are significantly limiting PMI’s new business writings to conserve capital and are exploring other available alternatives, including potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), obtaining reinsurance for our insurance subsidiaries’ future books of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Unless we raise capital, PMI’s policyholders position will likely decline and risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements and, if we are unsuccessful in renegotiating our revolving credit facility by April 15, 2009, certain credit facility financial covenants. Especially given current and expected future market conditions, there can be no assurance that we will be able to raise any additional capital, either on acceptable terms and in a timely manner, or at all. See Item 1A. Risk Factors—Capital and Liquidity Constraints. In addition, our reduction of new insurance written will correspondingly reduce our premiums earned.

•

Losses and LAE.    PMI’s losses and LAE increased to $1.8 billion in 2008 from $1.1 billion in 2007. We increased PMI’s net loss reserves in 2008 by $1.0 billion as a result of increases in PMI’s default inventory (discussed under Defaults below), higher claim rates (the rate at which delinquent insured loans result in claims), higher average claim sizes and worsened severity. The increase in claim rates was driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the cure rate (the percentage of the default inventory that is returning to current status). The increases in PMI’s average claim size have been driven by, among other things, higher loan sizes and coverage levels and declining home prices which limit PMI’s loss mitigation opportunities. During 2008, the increase in loss reserves was partially offset by a decrease in our estimated claim rate due to the impact of loss mitigation efforts and increased rescissions of insurance written in prior periods. PMI’s losses and LAE will be negatively affected if future estimated claim rates and/or claim sizes increase. Changes, or lack of improvement, in economic conditions including, the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates, and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. Claims paid including LAE in 2008 increased to $814.0 million from $362.3 million in 2007.

•

Defaults.    PMI’s primary default inventory increased to 109,580 as of December 31, 2008 from 63,197 as of December 31, 2007. PMI’s primary default rate increased to 14.1% as of December 31, 2008 from 7.9% as of December 31, 2007. The increase in the default rate is due to the combined effect of the higher default inventory and fewer policies in force. We expect PMI’s primary default inventory and default rate to continue to increase in 2009. The increases in PMI’s primary default inventory and default rate in 2008 were driven by a number of factors including:

Declining Home Prices and Rising Unemployment—Declining home prices and rising unemployment have made it significantly more difficult for many borrowers to remain current on their mortgage payments, refinance their mortgages or sell their homes, and are negatively affecting PMI’s default inventory and default rate. In addition, accelerating job losses and rising unemployment rates are expected to negatively affect PMI’s default rates and default inventory.

Decline in Cure Rate—The percentage of defaults that cure has declined due to diminished refinancing opportunities as a result of declining home prices and diminished availability of loan products. This decline in the percentage of defaults that cure has negatively affected PMI’s default inventory and default rate. The decline in PMI’s cure rate has been partially offset by successful loss mitigation efforts and by increased rescissions of insurance written in prior periods.

Above-97s—PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above 97s”, in its flow and structured channels. Effective March 1, 2008, we no longer insure Above-97s. Above-97s represented 4.8% of our total primary NIW for the year ended December 31, 2008 compared to 31.6% for the year ended December 31, 2007. As of December 31, 2008, risk in force from Above-97s in all book years represented 21.5% of PMI’s primary risk in force compared to 24.6% as of December 31, 2007. As of December 31, 2008, of the 21.5% of PMI’s primary risk in force from Above-97s, approximately half was from our 2007 book year. The default rate for Above-97s in PMI’s primary portfolio as of December 31, 2008 was 18.3% compared to 9.1% as of December 31, 2007. As of February 1, 2009, we stopped insuring loans with LTVs exceeding 95%.

Alt-A Loans—We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. Beginning in 2007, we began progressively tightening our underwriting guidelines related to Alt-A loans and effective June 1, 2008, we eliminated Alt-A loan eligibility. 5.3% of new insurance written in 2008 consisted of Alt-A loans compared to 27.4% in 2007. Risk in force from Alt-A loans represented 18.8% of PMI’s primary risk in force as of December 31, 2008 compared to 22.8% as of December 31, 2007. The default rate for Alt-A loans was 30.6% as of December 31, 2008 compared to 13.9% as of December 31, 2007.

Interest Only Loans—Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. In 2008, PMI primarily insured interest only loans through our flow channel and most of such loans were sold by the originating lenders to the GSEs. Due to the tightening of underwriting guidelines in late 2007 and early 2008, 5.2% of new insurance written in 2008 was comprised of interest only loans, compared to 20.2% in 2007. Risk in force from interest only loans represented 11.8% of PMI’s primary risk in force as of December 31, 2008 compared to 14.2% as of December 31, 2007. The default rate for interest only loans was 28.6% as of December 31, 2008 compared to 11.0% as of December 31, 2007.

None of the above categories (or risk characteristics) are mutually exclusive, and PMI’s portfolio may contain loans with one or more of such characteristics. We expect the percentage of the above categories of loans in our portfolio to continue to decline as a result of our underwriting guideline changes in 2007 and 2008.

Geographic Factors—Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continued to increase above PMI’s average default rate as of December 31, 2008. The default rate from California as of December 31, 2008 was 24.7 % compared to 10.9% and 3.6% as of December 31, 2007 and 2006, respectively. The default rate from Florida as of December 31, 2008 was 27.8% compared to 10.6% and 3.4% as of December 31, 2007 and 2006, respectively. As of December 31, 2008, risk in force from California and Florida insured loans represented 8.0% and 10.3% of PMI’s primary risk in force, respectively. The default rate of the Auto States as of December 31, 2008 was 15.1% compared to 10.6% and 8.1% as of December 31, 2007 and 2006, respectively. As of December 31, 2008, risk in force from the Auto States represented 13.5% of PMI’s primary risk in force.

•

New Insurance Written (NIW).    PMI’s primary NIW decreased by 50.9% in 2008 compared to 2007. This decrease was principally due to changes to PMI’s pricing and underwriting guidelines implemented in 2007 and 2008 that reduce the types of loans that PMI will insure. Due to capital constraints, PMI will continue to limit NIW in 2009. See Item 1A. Risk Factors—Capital and Liquidity Constraints.

•

Captive Reinsurance.    As of December 31, 2008, 49.0% of PMI’s primary insurance in force was subject to captive reinsurance agreements. As of December 31, 2008, we recorded $482.7 million in reinsurance recoverables from ceded losses primarily from captive arrangements related to PMI’s gross loss reserves. Due to the delay between establishing a reserve and the payment of claims, we have only received $12.9 million in claim payments related to reinsurance recoverables from captive trust accounts in 2008. As of December 31, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $860.1 million. We expect that reinsurance payments to PMI from captive trust assets will substantially increase in 2009.

During 2008, PMI commuted eight captive reinsurance agreements, with one partial commutation. We recorded cash payments of $32.6 million received from captive trust accounts as a result of captive commutations as a reduction of PMI’s total claims paid, which principally offset previously recorded reinsurance recoverables. Accordingly, there was no significant impact to our results of operations for the current period.

As discussed above in Item 1(B)(9). Business—U.S. Mortgage Insurance Operations—Reinsurance—Captive Reinsurance, PMI no longer seeks reinsurance under excess-of-loss (“XOL”) captive reinsurance agreements on new business. PMI will continue to cede premiums to the captive trust accounts related to the captives in runoff, but these cessions are expected to decrease over time as the number of loans in our portfolio subject to captive reinsurance agreements decrease. Due to the run-off of these XOL agreements and commutation of certain captive reinsurance agreements in 2008, as well as expected future claim payments from captive trust accounts in 2009, we do not anticipate that the aggregate amount of assets held for the benefit of PMI in captive trust accounts will significantly increase in 2009 and will likely decrease once claim payments begin to exceed premium cessions to the trusts. In addition, we expect that the percentage of PMI’s primary insurance in force that is subject to captive reinsurance agreements will decrease over time.

•

Policy Cancellations and Persistency.    PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 82.2% as of December 31, 2008 and 75.5% as of December 31, 2007. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity. To the extent that home prices continue to decline and residential mortgage refinance activity remains relatively low, we expect that PMI’s persistency rate will likely remain high and therefore limit the rate at which PMI’s existing risk in force runs off. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates further constrain PMI’s capital position and limit its ability to write new business.

•

Voluntary Early Retirement Program and Restructuring Charges.    In 2008, we initiated involuntary terminations and a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. We incurred net expenses of $45.9 million in 2008 as a result of these restructuring activities. We expect to incur an additional $1.0 million to $2.0 million of expenses in 2009 as a result of the Program.

•

Other-than-Temporary Impairment of Investments.    During 2008, we recorded a realized loss of $96.5 million related to preferred securities held in our U.S. investment portfolio due to continuing stress in the capital markets. We may have additional impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition. See Item 1A. Risk Factors—As a result of significant volatility and uncertainty in the market, we impaired the value of certain securities held in our investment portfolio and there is a risk that additional impairments may occur in the future.

International Operations.    Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe.    In 2008, we restructured PMI Europe to conserve capital and reduce expenses. PMI Europe is not assuming any new risk and has reduced staff and facilities accordingly. The aggregate cost associated with PMI Europe’s reconfiguration is estimated to be approximately $7.6 million (pretax) of which $7.1 million was recognized in 2008. PMI Europe had a net loss of $80.3 million in 2008 compared to a net loss of $33.4 million in 2007. The increase in net loss in 2008 compared to 2007 was primarily due to an increase in loss reserves of $48.8 million in 2008. The increase in loss reserves was due primarily to the deteriorating performance of certain U.S. subprime exposures on which PMI Europe provided reinsurance coverage in 2005 and, to a lesser extent, increased defaults on the Italian primary flow business. As of December 31, 2008, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk is approximately $188.6 million. Total reserves associated with this portfolio were $64.5 million as of December 31, 2008. PMI Europe has posted collateral related to these reinsurance transactions, and as of March 15, 2009, the posted collateral balance was $53.7 million. PMI Europe’s losses in 2008 were also due to changes in the fair value of PMI Europe’s credit default swap (“CDS”) derivative contracts resulting from the widening of European residential mortgage-backed securities (“RMBS”) credit spreads during the period.

PMI Europe has been downgraded, and currently has insurer financial strength ratings of “A-” (Negative Outlook), “BBB+” (Negative) and “B1” (Rating Developing), from Standard & Poor’s, Fitch and Moody’s, respectively. As a result of these rating agency actions and other contractual requirements, counterparties have required PMI Europe to post collateral of $64.2 million on CDS transactions as of March 15, 2009. As a result of such factors as changes in CDS valuations and/or deterioration in the performance of the underlying collateral referenced in such transactions, PMI Europe may be required to post additional collateral. (See Item 1A. Risk Factors—We are exposed to risk in our European operations.)

•

PMI Canada.    We are in the process of closing our operations in Canada, and estimate that the total costs to exit Canada will be between $8 million and $10 million, pre-tax, of which $2.6 million was recognized in 2008. We repatriated to PMI $41.5 million of capital in the fourth quarter of 2008. To fully close our operations in Canada, we must facilitate the removal of PMI Canada’s risk in force and obtain regulatory approvals.

•

Discontinued Operations of PMI Australia and PMI Asia.    On October 22, 2008, we sold PMI Australia for an aggregate purchase price of approximately $920 million (approximately 100% of the net tangible asset value of PMI Australia under GAAP as of June 30, 2008). As discussed in Item 1(C) Business—International Operations—Discontinued Operations in PMI Australia and PMI Asia, PMI received approximately $746 million in cash and $187 million in contingent consideration paid in the form of a note (the “Note”), subject to reductions in certain events. In connection with recording PMI Australia as discontinued operations, we recognized an after tax loss with respect to the write-down of the carrying amount of PMI Australia to its fair value less cost to sell. The loss on sale was approximately $64.6 million for the year ended December 31, 2008 primarily due to no value being assigned to the Note due to contingent elements with respect to repayment. On December 17, 2008, we completed the sale of PMI Asia and received approximately $51.6 million in cash. In connection with recording PMI Asia as discontinued operations, we recognized an after tax loss with respect to the write-down of the carrying amount of PMI Asia to its fair value less cost to sell. The loss on sale was approximately $14.2 million for the year ended December 31, 2008.

As a result of the changes in our International Operations described above, our International Operations will generate a substantially smaller portion of our revenues in 2009 and thereafter.

Financial Guaranty.    Factors affecting the financial performance of our Financial Guaranty segment include:

•

RAM Re.    Equity in losses from RAM Re in 2008 was $57.7 million compared to equity in earnings of $4.5 million in 2007. As of June 30, 2008, the carrying value of our investment in RAM Re had been reduced to zero due to equity in losses in RAM Re. During the third quarter of 2008, we recognized equity in earnings from RAM Re of $9.4 million and realized an other-than-temporary impairment charge of $2.9 million. During the fourth quarter of 2008, we recognized equity in losses from RAM Re of $6.5 million. The carrying value of our investment was zero at December 31, 2008.

•

FGIC.    We impaired our investment in FGIC in the first quarter of 2008, and reduced the carrying value of the investment from $103.6 million to zero. To the extent that our carrying value remains zero, no equity in losses relating to FGIC will be recorded. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable. We are under no obligation, nor do we intend, to provide additional capital to FGIC.

•

Discontinued Operations of PMI Guaranty.    During the third quarter of 2008, PMI Guaranty paid approximately $152 million of its excess capital to The PMI Group, of which $144 million was reinvested in U.S. Mortgage Insurance Operations. Having completed its runoff activities, we now report the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented.

As a result of the changes in our Financial Guaranty segment described above, we do not expect to generate significant revenues from our Financial Guaranty segment in 2009 or thereafter.

Corporate and Other.    Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments.    Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value option for certain corporate debt. In 2008, the decrease in fair value (representing increase in revenue) of $123.6 million was related to the subsequent measurement of fair value for these debt instruments. The changes in the fair value of liabilities for which the fair value was elected were primarily due to widening of credit spreads and interest rate fluctuations. (See Item 8, Note 10. Fair Value Disclosures, for further discussion.)

•

Share-Based Compensation.    During 2008, we incurred pre-tax share-based compensation expense of $8.8 million compared to $16.1 million in 2007. The decrease in share-based compensation expense was due primarily to a decrease in the fair value of the share-based compensation granted in 2008.

•

Contract Underwriting Services.    As a result of lower levels of mortgage originations and a decline in requests for contract underwriting services, our contract underwriting activities and revenues have declined, and on March 12, 2009, we announced that we will discontinue offering contract underwriting services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies and related expenses were $4.8 million in 2008 compared to $7.1 million in 2007. We may still be obligated to pay remedies in the future even though we have ceased providing contract underwriting services.

•

Additional Items Affecting this Segment.    Our Corporate and Other segment also includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

•

Holding Company Liquidity.    Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables from PMI, income from its investment portfolio and funds drawn from our revolving credit facility and cash and investments held at the holding company. PMI did not pay dividends to The PMI Group in 2008 and we do not expect that PMI will be able to pay dividends in 2009 or 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $235.9 million at December 31, 2008 and included $200 million outstanding under our revolving credit facility. We are engaged in discussions with the lenders under our credit facility to amend the financial covenants and certain events of default under the credit facility. We currently have sufficient liquidity at our holding company to repay the credit facility in the event we no longer comply with its terms or in the event of a potential cross-default under our senior notes. See Item 1A. Risk Factors—Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$786.2	$815.4	$709.5	(3.6)%	14.9%
Net investment income	138.4	132.6	137.8	4.4%	(3.8)%
Net realized investment (losses) gains	(139.2)	(24.6)	0.3	—	—
Change in fair value of certain debt instruments	123.6	—	—	100.0%	—
Other (loss) income	(1.2)	(0.2)	20.7	—	(101.0)%

Total revenues	907.8	923.2	868.3	(1.7)%	6.3%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	1,899.3	1,122.9	266.3	69.1%	—
Amortization of deferred policy acquisition costs	18.3	87.7	53.1	(79.1)%	65.2%
Other underwriting and operating expenses	218.6	192.9	205.9	13.3%	(6.3)%
Interest expense	41.0	33.4	37.9	22.8%	(11.9)%

Total losses and expenses	2,177.2	1,436.9	563.2	51.5%	155.1%

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(1,269.4)	(513.7)	305.1	147.1%	—
Equity in (losses) earnings from unconsolidated subsidiaries	(51.8)	(741.5)	127.3	(93.0)%	—

(Loss) income from continuing operations before taxes	(1,321.2)	(1,255.2)	432.4	5.3%	—
Income tax (benefit) expense from continuing operations	(434.0)	(246.5)	102.6	76.1%	—

(Loss) income from continuing operations	$(887.2)	(1,008.7)	329.8	(12.0)%	—

(Loss) income from discontinued operations, net of tax	(41.3)	93.4	89.9	(144.2)%	3.9%

Net (loss) income	$(928.5)	$(915.3)	$419.7	1.4%	—

Diluted (loss) income from continuing operations per share	$(10.90)	$(11.92)	$3.60	(8.6)%	—
Diluted (loss) income from discontinued operations per share	(0.50)	1.11	0.97	(145.0)%	(14.4)%

Diluted net (loss) income per share	$(11.40)	$(10.81)	$4.57	5.5%	—

For the year ended December 31, 2008, we recorded a consolidated net loss of $928.5 million compared to a consolidated net loss of $915.3 million for 2007. Our consolidated net loss for 2008 includes the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty. Our consolidated net loss in 2008 was primarily driven by losses in our U.S. Mortgage Insurance Operations, Financial Guaranty and International Operations segments. U.S. Mortgage Insurance Operations’ net loss in 2008 was primarily driven by an increase in losses and loss adjustment expenses (“LAE”), higher impairment losses in our U.S. investment portfolio and a decrease in earned premiums from 2007. Our Financial Guaranty segment’s loss in 2008 was the result of our impairment of our investment in FGIC in the first quarter of 2008, impairment of our investment in RAM Re in the third quarter of 2008 and equity in losses from RAM Re. International Operations’ net loss in 2008 was primarily driven by increases in losses and LAE in PMI Europe as compared to 2007 and losses on the sales of PMI Australia and PMI Asia. Our consolidated 2008 financial results were positively impacted by $123.6 million in gains related to the change in fair value of certain of our senior debt instruments in our Corporate and Other segment. Our consolidated net loss in 2007 was primarily due to our equity in losses from FGIC and higher losses and LAE in our U.S. Mortgage Insurance Operations.

The decrease in premiums earned in 2008 compared to 2007 was driven by lower premiums earned in our U.S. Mortgage Insurance Operations segment, which was primarily due to lower NIW and higher levels of rescissions of insurance previously written (which generate premium refunds), partially offset by higher persistency in 2008 compared to 2007. The increase in premiums earned in 2007 compared to 2006 was driven by higher levels of insurance in force caused by increased levels of NIW, higher persistency and higher insured loan sizes.

The increase in net investment income in 2008 compared to 2007 was primarily due to the growth of PMI’s investment portfolio. The increase in our investment portfolio was partially offset by a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 3.46%, 5.07% and 5.18% as of December 31, 2008, 2007, and 2006, respectively. The decrease in our consolidated pre-tax book yield in 2008 was primarily due to an increase in cash and cash equivalents generated from the sale of PMI Australia and Asia.

The net realized investment loss in 2008 of $139.2 million was primarily due to impairment of preferred securities in our investment portfolio of $96.5 million, impairments of our investment in FGIC of $88.0 million and impairment of our investment in RAM Re in the amount of $2.9 million, partially offset by gains on the sale of common stock in PMI’s investment portfolio. The net realized investment loss in 2007 was driven by the other-than-temporary impairment of our investment in RAM Re of $38.5 million. This loss was partially offset by a $12.7 million settlement gain related to the favorable resolution of certain indemnifications associated with the sale of our investment in Select Portfolio Servicing (“SPS”) in 2005. The decline in other income in 2007 was due to unrealized mark-to-market losses of $16.9 million from PMI Europe’s CDS derivative contracts as a result of the significant widening of market spreads.

The change in fair value of certain debt instruments in 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. The changes in fair value of $123.6 million in 2008 were primarily due to changes in interest rates and widening of credit spreads associated with our senior debt.

The increase in our losses and LAE in 2008 compared to 2007 was primarily driven by U.S. Mortgage Insurance Operations’ increased loss reserves and claim payments during the period, as well as loss reserve increases by PMI Europe. The increases in U.S. Mortgage Insurance Operations reflect the significant weakening of the U.S. employment, credit, capital, residential mortgage, and housing markets which drove higher default inventories, claim rates, average claim sizes and claim severity. The significant increase in our losses and LAE in 2007 compared to 2006 was primarily due to loss reserve increases in the U.S. Mortgage Insurance Operations and, to a lesser extent, PMI Europe. The 2007 increase in U.S. Mortgage Insurance Operations’ losses and LAE was due to an increase in net loss reserves and an increase in claims paid compared to 2006 due to declines in credit and housing markets.

The decreases in amortization of deferred policy acquisition costs in 2008 compared to 2007 were primarily due to our $33.6 million impairment in 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. As a result of this impairment, current period amortization includes only costs associated with book years prior to 2007 and the year ended December 31, 2008. PMI’s deferred policy acquisition cost asset increased to $32.3 million at December 31, 2008 from $10.5 million at December 31, 2007. The increase in amortization of deferred policy acquisition costs in 2007 compared to 2006 was also primarily due to the above impairment of $33.6 million.

The increase in other underwriting and operating expenses in 2008 compared to 2007 was primarily due to severance costs associated with our Voluntary Early Retirement Program and involuntary terminations and disposal costs in our U.S. Mortgage Insurance Operations and International Operations segments, as well as certain software impairment charges in the Corporate and Other Segment. The decrease in other underwriting and operating expenses in 2007 compared to 2006 was primarily a result of lower employee compensation expenses in 2007.

The equity in losses in 2008 for RAM Re was $57.7 million, primarily due to RAM Re’s results of operations driven by increases in loss reserves. Due to the impairment of our FGIC investment in the first quarter of 2008, we did not recognize any equity in earnings (losses) from FGIC in 2008. The equity in losses in 2007 was primarily due to equity in losses from FGIC as a result of net unrealized mark-to-market losses predominantly related to CDS derivative contracts and loss reserve increases.

We recorded income tax benefits from continuing operations of $434.0 million in 2008, compared to income tax benefits of $246.5 million in 2007. The effective tax rates for the continuing operations were 32.8% for 2008, 19.6% for 2007 and 23.7% for 2006. The change in our effective tax rate in 2008 was primarily due to losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments and the effects of tax exempt income as a proportion of net losses. The change in our effective tax rate in 2007 compared to 2006 was primarily due to the losses in our U.S. Mortgage Insurance Operations and Financial Guaranty segments. In 2007, a valuation allowance of approximately $168 million was established against deferred tax assets resulting from losses attributable to FGIC and RAM Re, decreasing the effective tax rate. In 2008, the valuation allowance increased by $6.5 million to $174.6 million due primarily to unrealized losses primarily related to FGIC, RAM Re and preferred investments.

(Loss) income from discontinued operations includes the financial results of PMI Australia, PMI Asia and PMI Guaranty. Losses from discontinued operations for 2008 also include recorded impairments related to our sales of PMI Australia and PMI Asia.

Segment Results

The following table presents consolidated (loss) income and (loss) income for each of our segments:

				Percentage Change
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(709.5)	$(190.8)	$290.3	—	(165.7)%
International Operations	(87.0)	(35.3)	14.2	146.5%	—
Financial Guaranty	(124.0)	(734.8)	96.7	(83.1)%	—
Corporate and Other	33.4	(47.8)	(71.4)	(169.9)%	(33.1)%

(Loss) income from continuing operations*	$(887.2)	$(1,008.7)	$329.8	(12.0)%	—

International Operations	(17.2)	90.3	89.3	(119.0)%	1.1%
Financial Guaranty	(24.1)	3.1	0.6	—	—

(Loss) income from discontinued operations*	$(41.3)	$93.4	$89.9	(144.2)%	3.9%

Net (loss) income*	$(928.5)	$(915.3)	$419.7	1.4%	—

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in millions)
Net premiums written	$750.6	$799.7	$658.6	(6.1)%	21.4%

Premiums earned	$772.2	$800.9	$688.0	(3.6)%	16.4%
Net investment income	115.2	110.4	105.9	4.3%	4.2%
Net realized investment (losses) gains	(47.6)	4.6	3.8	—	21.1%
Other (loss) income	(0.4)	0.1	(0.1)	—	—

Total revenues	839.4	916.0	797.6	(8.4)%	14.8%

Losses and LAE	1,835.7	1,096.1	263.0	67.5%	316.8%
Underwriting and operating expenses	139.1	179.9	152.6	(22.7)%	17.9%

Total losses and expenses	1,974.8	1,276.0	415.6	54.8%	—

(Loss) income before equity in earnings from unconsolidated subsidiaries and income taxes	(1,135.4)	(360.0)	382.0	—	(194.2)%
Equity in earnings from unconsolidated subsidiaries	6.5	17.1	20.3	(62.0)%	(15.8)%

(Loss) income before income taxes	(1,128.9)	(342.9)	402.3	—	(185.2)%
Income tax (benefit) expense	(419.4)	(152.1)	112.0	175.7%	—

Net (loss) income	$(709.5)	$(190.8)	$290.3	—	(165.7)%

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

PMI’s premiums earned refers to the amount of premiums recognized as earned, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in millions)
Gross premiums written	$1,007.8	$1,001.4	$839.2	0.6%	19.3%
Ceded and refunded premiums, net of assumed	(257.2)	(201.7)	(180.6)	27.5%	11.7%

Net premiums written	$750.6	$799.7	$658.6	(6.1)%	21.4%

Premiums earned	$772.2	$800.9	$688.8	(3.6)%	16.3%

The increase in gross premiums written in 2008 was primarily due to higher insurance in force in our monthly product category compared to 2007. The decrease in premiums earned in 2008 compared to 2007 was primarily due to lower NIW and higher levels of rescissions of insurance previously written, both of which are expected to negatively impact our premiums earned in future periods. The increases in gross and net premiums written and premiums earned in 2007 compared to 2006 were primarily due to increased insurance in force from increased NIW as well as higher persistency.

As of December 31, 2008, 49.0% of PMI’s primary insurance in force and 49.5% of its risk in force were subject to captive reinsurance agreements compared to 52.2% and 52.3%, respectively, as of December 31, 2007. PMI no longer seeks reinsurance under excess-of-loss (“XOL”) reinsurance arrangements with lender affiliated captive reinsurers. On January 1, 2009, in-force XOL contracts went into runoff and will mature pursuant to their terms and conditions. PMI will continue to cede premiums to the captives in runoff but these cessions are expected to decrease over time as the number of loans in our portfolio subject to captive reinsurance arrangements decrease.

Net investment income—Net investment income increased in 2008 primarily due to increased holdings of fixed income securities and cash and cash equivalents in PMI’s investment portfolio at December 31, 2008 compared to at December 31, 2007, partially offset by a decrease in pre-tax book yield. PMI’s pre-tax book yield was 3.49% at December 31, 2008, 5.15% at December 31, 2007 and 5.28% at December 31, 2006. The pre-tax book yield for 2008 was lower than 2007 primarily due to interest rate decreases during the year. Fixed income securities and cash and cash equivalents in PMI’s portfolio increased to $3.0 billion as of December 31, 2008 from $1.8 billion as of December 31, 2007. The increase in net investment income in 2007 compared to 2006 was primarily due to an increase in municipal bond refundings in 2007.

Net realized investment (losses) gains—The net realized investment loss in 2008 was due to other-than-temporary impairments of PMI’s preferred securities as a result of declines in the market values of the securities. The effect of the impairments in 2008 was partially offset by realized gains on the sale of certain equity investments in PMI’s portfolio in the first half of 2008. The net realized investment gain in 2007 was primarily due to gains from sale of common stock offset by losses from impairment of common stock and losses from the sale of preferred securities.

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

	2008	2007	2006	Percentage Change
				2008 vs. 2007	2007 vs. 2006
	(Dollars in millions, except claim size)
Claims paid including LAE	$814.0	$362.3	$242.8	124.7%	49.2%
Change in net loss reserves	1,021.7	733.8	20.2	39.2%	—

Losses and LAE	$1,835.7	$1,096.1	$263.0	67.5%	—

Number of primary claims paid	17,466	10,262	8,637	70.2%	18.8%
Average primary claim size (in thousands) (1)	$44.5	$32.1	$24.8	38.6%	29.4%

(1)	The calculation of the average primary claim size for 2008 excluded $34.0 million received from certain captive trust accounts as a result of commutations completed during the year ended December 31, 2008.

The increase in claims paid including LAE in 2008 compared to 2007 was driven by higher average primary claim sizes and an increase in the number of primary claims paid (or claim rate). The increases in PMI’s average claim sizes in 2008 and 2007 have been driven by higher loan sizes and coverage levels in PMI’s portfolio and declining home prices, which limit PMI’s loss mitigation opportunities. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities, and result in a decrease in the percentage of the default inventory that is returning to current status. Primary claims paid were $743.0 million in 2008, $329.6 million in 2007, and $214.0 million in 2006. Pool insurance claims paid were $55.2 million in 2008, $21.0 million in 2007, and $18.3 million in 2006.

The increase in claims paid including LAE in 2007 compared to 2006 was primarily due to higher claim rates and higher average claim sizes as well as home price declines, as discussed above. For a discussion of the changes in net loss reserves in 2008 and 2007, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Losses and LAE, above.

As of December 31, 2008, we ceded $482.7 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of December 31, 2008, assets in captive trust accounts held for the benefit of PMI totaled approximately $860.1 million. See Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Captive Reinsurance, above.

Defaults—PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan in default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date.

PMI’s primary default data are presented in the table below.

				Percentage Change/ Variance
	As of December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
Flow Channel
Loans in default	86,060	44,931	28,881	91.5%		55.6%
Policies in force	662,199	666,216	607,553	(0.6)%		9.7%
Default rate	13.00%	6.74%	4.75%	6.26	pps	1.99	pps

Structured channel
Loans in default	23,520	18,266	11,116	28.8%		64.3%
Policies in force	113,642	131,203	112,794	(13.4)%		16.3%
Default rate	20.70%	13.92%	9.86%	6.78	pps	4.06	pps

Total primary
Loans in default	109,580	63,197	39,997	73.4%		58.0%
Policies in force	775,841	797,419	720,347	(2.7)%		10.7%
Default rate	14.12%	7.93%	5.55%	6.19	pps	2.38	pps

The increases in PMI’s primary default inventory and default rate in 2008 are discussed in Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Defaults, above. The increases in PMI’s primary default inventory and default rate in 2007 compared to 2006 were driven by a number of factors including, declining home prices, particularly in California and Florida, weak economic conditions in the Auto States, and higher levels of default on Above-97, Alt-A and 2/28 hybrid ARM loans in PMI’s flow and structured channels.

PMI’s modified pool default data are presented in the table below.

				Percentage Change/ Variance
	As of December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
Modified pool with deductible
Loans in default	36,477	17,013	9,531	114.4%		78.5%
Policies in force	210,150	234,694	204,011	(10.5)%		15.0%
Default rate	17.36%	7.25%	4.67%	10.11	pps	2.58	pps

Modified pool without deductible
Loans in default	10,122	7,441	2,258	36.0%		—
Policies in force	55,438	66,421	86,370	(16.5)%		(23.1)%
Default rate	18.26%	11.20%	2.61%	7.06	pps	8.59	pps

Total modified pool
Loans in default	46,600	24,454	11,789	90.6%		107.4%
Policies in force	265,588	301,115	290,381	(11.8)%		3.7%
Default rate	17.55%	8.12%	4.06%	9.43	pps	4.06	pps

The increases in loans in default for modified pool with deductible in 2008 and 2007 were due to deterioration in the 2007 and 2006 book years. We expect the numbers of modified pool loans in default to increase as PMI’s modified pool portfolio seasons due to continued housing and employment deterioration. The increases in loans in default for modified pool without deductible in 2008 were primarily due to a large modified pool transaction in which PMI insured predominantly seasoned, less-than-A quality loans. Our modified pool portfolios are aging under severe economic conditions and certain deductibles on individual pool transactions were pierced in 2008. We expect additional deductibles to be exceeded in 2009. In 2008, due to increases in pending defaults and higher average loan amounts, claim rates, claim sizes and severity, we established significant loss reserves with respect to our modified pool with deductibles portfolios. Additional reserves may be recorded in the future with respect to these portfolios.

Total pool loans in default (which includes modified and other pool products) as of December 31, 2008, 2007, and 2006 were 50,772, 29,143, and 15,898, respectively. The default rates for total pool loans as of December 31, 2008, 2007, and 2006 were 15.5%, 7.76% and 4.24%, respectively.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$15.6	$84.2	$52.0	(81.5)%	61.9%
Other underwriting and operating expenses	123.5	95.7	100.6	29.0%	(4.9)%

Total underwriting and operating expenses	$139.1	$179.9	$152.6	(22.7)%	17.9%

Policy acquisition costs incurred and deferred	$37.4	$51.2	$48.7	(27.0)%	5.1%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decrease in amortization of deferred policy acquisition costs in 2008 and the increase in 2007 were primarily due to our $33.6 million impairment in 2007 of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. PMI’s deferred policy acquisition cost asset was $32.3 million, $10.5 million, and $43.5 million as of December 31, 2008, 2007 and 2006, respectively.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses increased in 2008 compared to 2007 primarily as a result of severance costs associated with our Voluntary Early Retirement Program and involuntary terminations.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $9.7 million in 2008, $13.1 million in 2007, and $12.7 million in 2006.

Equity in earnings from unconsolidated subsidiaries—U.S. Mortgage Insurance Operations’ equity in earnings is derived entirely from the results of operations of CMG MI. Equity in earnings from CMG MI in 2008 was $6.5 million compared to equity in earnings of $17.1 million in 2007 and $20.3 million in 2006, primarily as a result of higher losses.

Income taxes—U.S. Mortgage Insurance Operations statutory tax rate is 35%. The tax benefit recorded in the U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to changes in the compositions of earnings and the effect of tax exempt income as a proportion of net income resulting in an effective tax rate of 37.1% for 2008.

Ratios—PMI’s loss, expense and combined ratios are shown below.

				Variance
	As of December 31,			2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
Loss ratio	237.7%	136.9%	38.2%	100.8 pps	98.7 pps
Expense ratio	18.5%	22.5%	23.2%	(4.0) pps	(0.7) pps

Combined ratio	256.2%	159.4%	61.4%	96.8 pps	98.0 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in 2008 compared to 2007 as a result of higher losses and LAE and lower premiums earned. The loss ratio increased in 2007 compared to 2006 as a result of higher losses and LAE, partially offset by higher premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in 2008 compared to 2007 was primarily due to decreases in amortization of deferred policy acquisition costs and employee compensation expenses. The decrease in PMI’s expense ratio in 2007 compared to 2006 was primarily due to an increase in net premiums written and a decrease in employee compensation expenses, partially offset by an increase in amortization of deferred policy acquisition costs.

Primary NIW—The components of PMI’s primary NIW are as follows:

				Percent Change
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollar in millions)
Primary NIW:
Flow channel	$22,197	$37,584	$23,270	(40.9)%	61.5%
Structured finance channel	442	8,549	8,964	(94.8)%	(4.6)%

Total primary NIW	$22,639	$46,133	$32,234	(50.9)%	43.1%

The decrease in PMI’s primary flow NIW for 2008 compared to 2007 was principally due to changes to PMI’s pricing and underwriting guidelines that were implemented during 2007 and 2008 that have decreased the types of loans that PMI would insure and, to a lesser extent, the continuing slowdown in the mortgage origination and non-agency mortgage capital markets, as well as increased competition from the Federal Housing Administration’s mortgage insurance programs. The increase in PMI’s flow channel NIW in 2007 compared to 2006 was driven by a larger private mortgage insurance market. Structured finance NIW was lower in 2008 compared to 2007 as a result of the deterioration in the housing, mortgage, credit, and capital markets and the near elimination of the non-agency MBS market.

Modified pool insurance—PMI wrote $4.1 million of modified pool risk in 2008 compared to $0.4 billion of modified pool risk in 2007. This decline was driven by a reduction in demand for this product by our customers and capital conservation in 2008. We did not enter into any new modified pool agreements in 2008, and we do not expect to write modified pool risk in the foreseeable future. Modified pool risk in force was $2.2 billion as of December 31, 2008, $2.9 billion as of December 31, 2007 and $2.5 billion as of December 31, 2006.

Insurance and risk in force—PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

				Percentage Change/ Variance
	As of December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
	(Dollars in millions)
Primary insurance in force	$124,265	$123,623	$102,635	0.5%		20.4%
Primary risk in force	30,605	30,967	25,711	(1.2)%		(20.4)%
Pool risk in force*	2,722	3,464	3,216	(21.4)%		(7.7)%
Policy cancellations—primary (year-to-date)	21,997	25,145	30,689	(12.5)%		(18.1)%
Persistency—primary	82.2%	75.5%	69.6%	6.7	pps	5.9	pps

*	Includes modified pool and other pool risk in force. As of September 30, 2008, we adjusted pool risk in force to reflect the effect of loan repayments on risk limits.

Primary insurance in force as of December 31, 2008 increased from December 31, 2007 primarily as a result of higher persistency. Primary insurance in force and risk in force as of December 31, 2007 increased from December 31, 2006 primarily as a result of higher persistency and higher levels of NIW. The increases in PMI’s persistency rate in 2008 and 2007 reflect lower levels of residential mortgage refinance activity and home price declines. Primary risk in force as of December 31, 2008 decreased primarily as a result of lower NIW in 2008.

The following table sets forth the percentages of PMI's primary risk in force as of December 31, 2008, 2007, and 2006 in the ten states with the highest risk in force as of December 31, 2008 in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of December 31, 2008	Percent of Primary Risk in Force as of December 31, 2007	Percent of Primary Risk in Force as of December 31, 2006
Florida	10.3%	10.8%	10.7%
California	8.0%	8.1%	7.0%
Texas	7.3%	7.2%	7.4%
Illinois	5.2%	5.0%	5.1%
Georgia	4.7%	4.7%	4.7%
New York	3.9%	3.6%	3.8%
Ohio	3.8%	3.8%	4.3%
Pennsylvania	3.3%	3.3%	3.6%
New Jersey	3.2%	3.0%	3.1%
Washington	3.1%	3.1%	2.9%

Credit and portfolio characteristics—Less-than-A quality loans generally include loans with credit scores less than 620. In 2008, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans than in 2007 primarily as a result of changes in PMI’s pricing and underwriting guidelines in 2007 and 2008. The following table presents PMI’s less-than-A quality and Alt-A loans as percentages of its flow channel and structured finance channel primary NIW:

	2008		2007		2006
	(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW—flow channel	$296	1.3%	$3,067	8.2%	$1,153	5.0%
Primary NIW—structured finance channel	26	5.8%	1,605	18.8%	838	9.3%

Total primary NIW	$322	1.4%	$4,672	10.1%	$1,991	6.2%

Alt-A loan amounts and as a percentage of:
Primary NIW—flow channel	$1,195	5.4%	$11,242	29.9%	$6,691	28.7%
Primary NIW—structured finance channel	16	3.6%	1,397	15.9%	4,410	49.2%

Total primary NIW	$1,211	5.3%	$12,639	27.4%	$11,101	34.4%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of its flow channel and structured finance channel primary NIW:

	2008		2007		2006
	(Dollars in millions)
ARM amounts and as a percentage of :
Primary NIW—flow channel	$261	1.2%	$1,907	5.1%	$3,802	16.3%
Primary NIW—structured finance channel	34	7.7%	2,238	26.2%	4,081	45.5%

Total primary NIW	$295	1.3%	$4,145	9.0%	$7,883	24.5%

Above-97 loan amounts and as a percentage of:
Primary NIW—flow channel	$974	4.4%	$11,757	31.3%	$4,835	20.8%
Primary NIW—structured finance channel	113	25.6%	2,821	33.0%	1,386	15.5%

Total primary NIW	$1,087	4.8%	$14,578	31.6%	$6,221	19.3%

The decreases in 2008 in the percentages of PMI’s NIW consisting of ARM and Above-97 loans were driven primarily by changes in PMI’s pricing and underwriting guidelines adopted in 2007 and 2008. We no longer insure Above-97s. The increase in 2007 in the percentage of PMI’s NIW consisting of Above-97 loans was primarily due to the reduced availability of alternative mortgage products, including piggyback loans, and increased activity by the GSEs.

In 2008, interest only loans were insured primarily through PMI’s flow channel and such loans were primarily sold to the GSEs. The majority of interest only loans insured in 2008 have ten year terms and are subject to additional underwriting criteria to limit the potential for layered risk. With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed in which case the interest shortfall is added to the principal amount of the loan. The following table presents PMI’s interest only loans as percentages of its flow channel and structured finance channel primary NIW and payment option ARMs as percentages of its flow channel primary NIW:

	2008		2007		2006
	(Dollars in millions)
Interest only loan amounts and as a percentage of:
Primary NIW—flow channel	$1,173	5.3%	$8,296	22.1%	$3,507	15.1%
Primary NIW—structured finance channel	11	2.5%	1,025	12.0%	2,329	26.0%

Total primary NIW	$1,184	5.2%	$9,321	20.2%	$5,836	18.1%

Payment option ARMs amounts and as a percentage of:
Primary NIW—flow channel	54	0.2%	$1,252	3.3%	$2,617	11.2%

Total primary NIW	$54	0.2%	$1,252	2.7%	$2,617	8.1%

The decrease in 2008 in the percentage of PMI’s NIW consisting of interest only loans and the decreases in 2008 and 2007 in the percentage of PMI’s NIW consisting of payment option ARM loans were driven primarily by changes in PMI’s pricing and underwriting guidelines adopted in 2007 and 2008. The increase in 2007 in the percentage of PMI’s NIW consisting of interest only loans was primarily the result of an increase in the percentage of interest only loans originated by mortgage lenders in 2007.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk in force:

	December 31,	December 31,	December 31,
	2008	2007	2006
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	7.1%	8.1%	8.0%
Less-than-A Quality loans with FICO scores below 575*	1.8%	2.2%	2.1%
Alt-A loans	18.8%	22.8%	19.9%
ARMs (excluding 2/28 Hybrid ARMs)	8.0%	9.5%	12.5%
2/28 Hybrid ARMs**	2.3%	3.3%	6.2%
Above-97s (above 97% LTV’s)	21.5%	24.6%	17.6%
Interest Only	11.8%	14.2%	9.9%
Payment Option ARMs	3.4%	3.8%	4.5%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada, and discontinued operations and losses on the sales of PMI Australia and PMI Asia:

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(USD in millions)
PMI Europe	$(80.3)	$(33.4)	$11.9	140.4%	—
PMI Canada	(6.7)	(1.9)	—		—

(Loss) income from continuing operations	(87.0)	(35.3)	11.9	146.5%	—

(Loss) income from discontinued operations	(17.2)	90.3	91.6	(119.0)%	(1.4)%

Net (loss) income*	$(104.2)	$55.0	$103.5	—	(46.9)%

*	May not total due to rounding

PMI Europe

The following table sets forth the financial results of PMI Europe for the periods set forth below:

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(USD in millions)
Net premiums written	$15.9	$14.1	$11.0	12.8%	28.2%

Premiums earned	$13.5	$14.4	$16.2	(6.3)%	(11.1)%
Net (losses) gains from credit default swaps	(11.3)	(14.4)	7.4	(21.5)%	—
Net investment income	10.4	8.6	9.3	20.9%	(7.5)%
Net realized (losses) gains	(4.2)	(0.2)	1.1	—	(118.2)%
Other loss	—	(0.1)	(0.1)	(100.0)%	—

Total revenues	8.4	8.3	33.9	1.2%	(75.5)%

Losses and LAE	63.2	26.8	3.2	135.8%	—
Other underwriting and operating expenses	28.8	17.5	12.3	64.6%	42.3%

Total losses and expenses	92.0	44.3	15.5	107.7%	185.8%

(Loss) income before taxes	(83.6)	(36.0)	18.4	132.2%	—
Income tax (benefit) expense	(3.3)	(2.6)	6.5	26.9%	(140.0)%

Net (loss) income	$(80.3)	$(33.4)	$11.9	140.4%	—

The average USD/Euro currency exchange rate was 1.4712 in 2008, 1.3709 in 2007, and 1.2566 in 2006. The changes in the average USD/Euro currency exchange rates from 2007 to 2008 negatively impacted PMI Europe’s financial results by $5.5 million in 2008. Changes in the average USD/Euro currency exchange rates from 2006 to 2007 negatively impacted PMI Europe’s financial results by $2.8 million in 2007.

Premiums written and earned—Net premiums written increased in 2008 compared to 2007 primarily due to growth in new reinsurance written in the U.K. We do not expect this trend to continue in 2009. Net premiums written increased in 2007 compared to 2006 primarily due to growth in primary NIW, particularly in Italy. The decrease in premiums earned in 2008 compared to 2007 and 2007 compared to 2006 was due primarily to decreases in premiums earned associated with the Royal & SunAlliance (“R&SA”) insurance portfolio acquired in 2003.

Net (losses) gains from credit default swaps—PMI Europe is currently a party to sixteen credit default swap (“CDS”) contracts that are classified as derivatives. PMI Europe’s net unrealized losses in 2008 from its credit default swaps were primarily a result of changes in the fair value of the derivative contracts in 2008 due to the significant widening of CDS spreads during the period. Net losses were partially offset by gains from increased cash flows from contracts concluded in the fourth quarter of 2007. We recorded unrealized mark-to-market loss of $17.9 million and $16.9 million in 2008 and 2007, respectively, on PMI Europe’s CDS derivative contracts as a result of the significant widening of market spreads. The underlying collateral of these credit derivatives are residential mortgage loans. Accordingly, continued adverse conditions in the residential mortgage credit market may continue to result in mark-to-market losses. See also Item 1A. Risk Factors—We are exposed to risk in our European operations.

Net investment income—PMI Europe’s net investment income consists primarily of interest income from its investment portfolio including cash deposits, and gains and losses on foreign currency re-measurement. The pre-tax book yield was 3.46%, 4.45% and 4.33% as of December 31, 2008, 2007 and 2006, respectively. The increase in net investment income in 2008 compared to 2007 was primarily due to foreign currency re-measurement from Sterling denominated investments to Euros. The increase in net investment income in 2008 was also attributable to the strengthening of the Euro relative to the dollar. The decrease in net investment income in 2007 compared to 2006 was primarily due to foreign currency re-measurement, partially offset by an increase in PMI Europe’s investment portfolio.

Losses and LAE—PMI Europe’s losses and LAE includes claim payments, excluding payments for CDS accounted as derivatives, and changes in reserves. Claim payments totaled $14.4 million in 2008 compared to $5.1 million and $1.9 million in 2007 and 2006, respectively. The increase in claim payments in 2008 resulted primarily as a result of claims paid of $10.3 million related to the US reinsurance business. We increased PMI Europe’s loss reserves by $48.8 million in 2008 primarily due to the deteriorating performance of certain U.S. subprime exposures on which PMI Europe provided reinsurance coverage in 2005 and, to a lesser extent in 2008, increased defaults on the Italian primary flow business. We increased PMI Europe’s loss reserves by $23.7 million in 2007 primarily due to a loss provision related to the deteriorating performance of a small number of U.S. exposures on which PMI Europe provided reinsurance coverage.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2008 compared to 2007 was primarily due to severance costs related to the restructuring of PMI Europe and the strengthening of the Euro relative to the U.S. dollar. The increase in underwriting and operating expenses in 2007 compared to 2006 was primarily due to expenses related to our continuing expansion in Europe and also due to a strengthening of the Euro against the U.S. dollar.

Income taxes—The effective tax rate of 3.9% for PMI Europe for 2008 was primarily driven by the Irish statutory tax rate of 12.5%. The tax rate of 7.2% for 2007 reflected certain U.S. tax expense derived from PMI Europe earnings that were allocated to the international business segment.

Risk in force—PMI Europe’s risk in force as of December 31, 2008 was $7.4 billion compared to $9.4 billion as of December 31, 2007 and $3.9 billion as of December 31, 2006. The decrease in 2008 was primarily due to a number of credit default swap contracts being called as scheduled, limited new business writings and weakening of the Euro against the U.S. dollar. The increase in 2007 compared to 2006 was primarily due to new credit default swaps written in 2007, increased primary insurance written and the strengthening of the Euro against the U.S. dollar.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada began operations in 2007.

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(USD in millions)
Total revenues	$7.4	$2.2	$—	—	—

Losses and LAE	0.3	—	—	100.0%	—
Underwriting and operating expenses	13.8	4.1	—	—	—

Total losses and expenses	14.1	4.1	—	—	—

Loss before taxes	(6.7)	(1.9)	—	—	—
Income tax (benefit) expense	—	—	—	—	—

Net Loss	$(6.7)	$(1.9)	$—	—	—

Total revenues—Total revenues increased in 2008 compared to 2007 primarily due to foreign currency re-measurement gains from U.S. dollar denominated cash and cash equivalents and from premiums earned on a 2008 bulk primary transaction. PMI Canada did not write business in 2007. PMI Canada’s revenue in 2007 consisted primarily of investment income on its investment portfolio.

Losses and LAE—PMI Canada’s losses and LAE increased in 2008 compared to 2007 due to the notices of default received in 2008 on its 2008 business writings. PMI Canada did not write any business in 2007.

Underwriting and operating expenses—The increase in underwriting and operating expenses in 2008 compared to 2007 was primarily due to severance costs.

Discontinued Operations

During the third quarter of 2008, we reported PMI Australia and PMI Asia as discontinued operations. As a result, we classify the assets and liabilities of PMI Australia and PMI Asia as discontinued operations for all periods presented. In addition, where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
PMI Australia	$51,114	$80,005	$84,539
PMI Asia	10,435	10,265	4,745

Income from discontinued operations	$61,549	$90,270	$89,284
Loss from sale of discontinued operations, net of taxes	(78,749)	—	—

Total (loss) income from discontinued operations	$(17,200)	$90,270	$89,284

Summarized below are the overall operating components for each entity, as well as certain asset and liability information.

The following table represents PMI Australia’s results of operations, recorded as discontinued operations, and loss on sale of PMI Australia:

	2008	2007	2006
	(Dollars in thousands)
Premiums earned	$151,018	$167,106	$145,393
Net investment income	68,178	72,501	54,741
Other (loss) income	(28,391)	1,139	1,879

Total revenues	190,805	240,746	202,013
Losses and loss adjustment expenses	73,296	77,500	36,310
Other underwriting and operating expenses	44,105	48,632	44,870

Income before income taxes from discontinued operations	73,404	114,614	120,833
Income tax expense	22,290	34,609	36,294

Income from discontinued operations	$51,114	$80,005	$84,539

Loss on sale of PMI Australia before income tax	(25,389)	—	—
Income tax expense	39,178	—	—

Loss on sale of PMI Australia	$(64,567)	$—	$—

Loss on sale of PMI Australia was principally due to receiving a portion of the purchase price in the form of a note issued by the purchaser in the principal amount of $187 million, the payment of which is contingent on certain performance criteria. Due to the contingent nature of the note, we did not record it as an asset in the consolidated financial statements. Loss on sale of PMI Australia was also due in part to selling and other costs associated with the sale transaction, including a $46.5 million reinsurance premium, partially offset by gains on realization of accumulated other comprehensive income relating to foreign currency translation adjustment. The income tax expense related to the sale reflects the recognition of a U.S. taxable gain, reduced by the benefits of certain foreign tax credits generated by the sale.

The following table represents PMI Asia’s results of operations, recorded as discontinued operations, and loss on sale of PMI Asia:

	2008	2007	2006
	(Dollars in thousands)
Total revenues	$15,147	$13,669	$6,902
Losses and loss adjustment expenses	23	(43)	353
Other underwriting and operating expenses	3,316	1,989	797

Income before income taxes from discontinued operations	11,808	11,723	5,752
Income taxes	1,373	1,458	1,007

Income from discontinued operations	$10,435	$10,265	$4,745

Loss on sale of PMI Asia before income tax	(10,000)	—	—
Income tax expense	4,182	—	—

Loss on sale of PMI Asia	$(14,182)	—	—

We sold PMI Asia for a cash purchase price equal to 92.5% of its book value as of June 30, 2008. The loss on sale of PMI Asia was primarily due to selling PMI Asia for less than its book value and selling and other costs associated with the sale, which was partially offset by gains on realization of accumulated other comprehensive income related to foreign currency translation adjustment. The income tax expense related to the sale reflects the recognition of a U.S. taxable gain, reduced by the benefits of certain foreign tax credits generated by the sale.

Financial Guaranty

Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re. The financial results of PMI Guaranty are reported as discontinued operations.

Equity in losses from RAM Re in 2008 was $57.7 million compared to equity in earnings of $4.5 million and $8.7 million in 2007 and 2006, respectively. The equity in losses from RAM Re in 2008 was due primarily to RAM Re’s increases in loss reserves related to continued deterioration in the performance of RMBS. In the third quarter of 2008, we realized an other-than-temporary impairment charge of $2.9 million with respect to our investment in RAM Re. The carrying value of our investment in RAM Re was zero at December 31, 2008.

In the first quarter of 2008, we impaired our investment in FGIC, and reduced the carrying value of the investment from $103.6 million to zero. To the extent that our carrying value remains zero, we will not recognize in future periods our proportionate share of FGIC’s losses, if any. Equity in earnings from FGIC could be recognized in the future to the extent those earnings are deemed recoverable.

Having completed its runoff activities, we now report the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	2008	2007	2006	Percentage Change
				2008 vs. 2007	2007 vs. 2006
	(Dollars in millions)
Net investment income	$10.3	$11.4	$22.1	(9.6)%	(48.4)%
Net realized investment losses	(1.0)	9.4	(4.6)	(110.6)%	—
Change in fair value of certain debt instruments	123.6	—	—	100.0%	—
Other income	10.5	14.4	13.6	(27.1)%	5.9%

Total revenues	143.4	35.2	31.1	—	13.2%

Pension Settlement Charge	—	—	5.5	—	—
Share-based compensation expense	8.8	16.1	12.2	(45.3)%	32.0%
Other operating expenses	46.5	63.1	76.1	(26.3)%	(17.1)%

Total other operating expenses	55.3	79.2	93.8	(30.2)%	(15.6)%
Interest expense	40.9	33.3	37.9	22.8%	(12.1)%

Total expenses	96.2	112.5	131.7	(14.5)%	(14.6)%
Income (loss) before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	47.2	(77.3)	(100.6)	(161.1)%	(23.2)%
Equity in (losses) earnings from unconsolidated subsidiaries	(0.6)	0.2	(0.2)	—	(200.0)%

Net income (loss) before income taxes	46.6	(77.1)	(100.8)	(160.4)%	(23.5)%
Income tax expense (benefit)	13.2	(29.3)	(29.4)	(145.1)%	(0.3)%

Net income (loss)	$33.4	$(47.8)	$(71.4)	(169.9)%	(33.1)%

Net investment income—Net investment income decreased in 2008 compared to 2007 due primarily to a decrease in book yield on our fixed income securities as well as lower rates on cash and cash equivalents. Net investment income decreased in 2007 compared to 2006 due primarily to a decrease in the size of the investment portfolio as a result of repurchases of common shares and capital contributions to certain wholly-owned subsidiaries in 2007, and a decrease in book yield for the Corporate and Other segment.

Net realized investment losses—The net realized investment losses in 2008 are due primarily to losses from actual or anticipated investment sales. The increase in net realized investment gains in 2007 compared to net realized investment losses in 2006 was primarily due to the settlement gain of $12.7 million on the sale of an unconsolidated subsidiary.

Change in fair value of certain debt instruments—The change in fair value of certain debt instruments in 2008 resulted from our adoption of SFAS No. 159, effective January 1, 2008. In connection with our adoption of SFAS No. 159, we elected the fair value option presented by SFAS No. 159 with respect to certain of our long term debt instruments. The realized gain of $123.6 million in 2008 is the result of fluctuations of fair value in 2008 primarily due to widening credit spreads and changes in interest rates.

Share-based compensation expenses—The decrease in share-based compensation in 2008 from 2007 was primarily due to decreases in the fair value of share-based compensation and the number of stock units granted in 2008. The increase in share-based compensation in 2007 from 2006 was primarily due to our acceleration of out-of-the-money stock options in 2005, which reduced our share-based compensation expense in 2006.

Other operating expenses—The decrease in other operating expenses in 2008 compared to 2007 was due primarily to our receipt in 2008 of settlement proceeds of approximately $10.9 million related to insurance coverage litigation concerning PMI’s defense and settlement of the litigation captioned Baynham et al. v. PMI Mortgage Insurance Co., and a decrease in contract underwriting remedies paid in 2008. Other operating expenses decreased in 2007 compared to 2006 due to decreases in employee compensation costs and contract underwriting remedies.

Income taxes—The tax rate of 28.3% for 2008 declined from 38.0% and 29.2% for 2007 and 2006, respectively, due primarily to allocation of certain federal and state taxes (or benefits) to the Corporate and Other business segment.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity—The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from PMI with respect to tax sharing agreements. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. PMI did not pay dividends to The PMI Group in 2008 and we do not expect that PMI will be able to pay dividends in 2009 or 2010. In addition, the economic downturn has reduced returns on the PMI Group’s investment portfolio, and we expect these returns could continue to be adversely affected to the extent the dislocation in the credit markets and economic downturn continues. See Item 1A. Risk Factors—We may face liquidity issues at our holding company, The PMI Group.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $235.9 million at December 31, 2008 (including $200 million outstanding under our revolving credit facility described below) compared to $78.4 million at December 31, 2007.

Credit Facility

We are actively engaged in discussions with the lenders under our credit facility to amend the financial covenants and certain events of default under our revolving credit facility. Pending negotiation and execution of an amendment to the credit facility, the lenders under the credit facility have agreed to suspend the financial strength ratings event of default, reduce the minimum Adjusted Consolidated Net Worth requirement from $1.5 billion to $1.2 billion, and increase the maximum PMI risk-to-capital ratio requirement to 24.0 to 1, through April 15, 2009. As part of this agreement, we have agreed not to borrow additional amounts under the facility or contribute additional capital to our subsidiaries unless and until we are in compliance with the rating, Adjusted Consolidated Net Worth and risk-to-capital ratio provisions as they were set forth in the credit facility prior to their suspension. We cannot be sure that we will complete an amendment to the credit agreement on terms acceptable to us prior to the expiration of this temporary suspension or at all. We believe that unless we raise capital, or the credit facility is successfully amended, we will be unable to comply with all credit facility covenants and terms on or after April 16, 2009. See Item 1A. Risk Factors—We may face liquidity issues at our holding company, The PMI Group. We currently have sufficient liquidity at our holding company to repay the credit facility in the event we no longer comply with its terms or in the event of a potential cross-default under our senior notes.

Subject to the terms of the temporary suspension, the total amount available under the credit facility is $250 million, of which we have drawn $200 million. In addition, there is one outstanding letter of credit drawn under the facility totaling approximately $0.25 million. The availability under the credit facility is subject to reduction, potentially by up to an additional $100 million, in the event of certain asset sales or equity or debt issuances. The facility includes a $50 million letter of credit sub-limit. We have granted the lenders under the revolving credit facility a security interest under a Shared Collateral Pledge Agreement with U.S. Bank National Association as collateral agent (the “Collateral Agent”), pursuant to which we granted a security interest in the stock of MIC in favor of the Collateral Agent, for the benefit of both the lenders under the credit facility and the noteholders under certain of our senior notes. In addition, we have pledged to the lenders under the revolving credit facility the stock of four of TPG’s reinsurance subsidiaries.

The credit facility includes a number of conditions to our being able to borrow additional amounts under the facility. Among other things, we will not be able to borrow additional amounts if either (1) PMI fails to meet the GSE eligibility requirements for mortgage insurers or (2) there exist any limitations that were not in effect on March 16, 2008 with respect to the eligibility of mortgages insured by MIC for purchase by the GSEs that would adversely affect (other than in a manner that is insubstantial) the ability of PMI to conduct its business as it was conducted prior to that date. There can be no assurance that we will be able to meet the conditions required to borrow additional amounts under the facility.

The facility contains restrictions on asset dispositions and investments. While we are generally permitted (subject to the terms of the temporary suspension described above) to make additional investments in PMI and its subsidiaries, our ability to invest in our reinsurance subsidiaries is subject under the credit facility to dollar limitations (other than with regard to four of TPG’s subsidiaries whose capital stock is pledged to the lenders). The credit facility does not permit us to make additional investments in FGIC or RAM Re.

The credit facility contains a number of financial covenants, including a minimum Adjusted Consolidated Net Worth (as defined in the facility) requirement of $1.5 billion (reduced to $1.2 billion through April 15, 2009 by the temporary suspension), a maximum total debt to total capitalization percentage requirement of 35%, and a maximum risk-to-capital ratio requirement of 20 to 1 (increased to 24 to 1 through April 15, 2009 by the temporary suspension). Events of default under the existing facility include, among others: (a) PMI being suspended as an approved mortgage insurer by either of the GSEs, and failing to cure such suspension within 30 days, or PMI being disqualified or terminated as an approved mortgage insurer by either of the GSEs; (b) PMI failing to maintain a financial strength rating of at least “Baa” from Moody’s while also failing to maintain a financial strength rating of at least “BBB” from S&P; and (c) our material insurance subsidiaries (as defined in the facility) being subject to certain regulatory actions or restrictions by their respective primary insurance regulators that are not cured within specified periods of time. Upon an event of default, we would likely be required to repay all outstanding indebtedness under the credit facility and would be unable to draw on the facility, and the lenders under the credit facility would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. As described above, the financial strength ratings event of default has been suspended through April 15, 2009 by the lenders under the facility.

As of December 31, 2008, our Adjusted Consolidated Net Worth was $1.72 billion and our total debt to total capitalization percentage was 27.4% and PMI’s risk-to-capital ratio was 18.5 to 1. PMI’s insurer financial strength ratings are “Ba3 (Developing)” from Moody’s and “A- (Watch Negative)” from S&P. In addition, while we have submitted to the GSEs remediation plans, and to date each of the GSEs has continued to treat PMI as an eligible mortgage insurer, we cannot be sure that the GSEs will continue to treat PMI as an eligible mortgage insurer. We believe that we will continue to incur material losses that will reduce our Adjusted Consolidated Net Worth, increase our total debt to total capitalization percentage, and increase PMI’s risk-to-capital ratio. S&P may take additional ratings actions with respect to PMI and other mortgage insurers in the very near future. See also Item 1A. Risk Factors—Our credit facility contains restrictive and financial covenants and, if we are unable to comply with these covenants, we may trigger an event of default under the facility.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. In 2006 and 2007, the Arizona Director approved two extraordinary dividend requests totaling $450 million. PMI paid $265 million of the $450 million of approved extraordinary dividends to The PMI Group in 2006 and 2007 but did not pay any dividend to The PMI Group in 2008. We do not anticipate that PMI will pay any dividends to The PMI Group in 2009 and 2010. Any payment of the remaining $185 million of approved dividends by PMI to The PMI Group requires prior written notice to the Arizona Director, who could withdraw approval of such dividends.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves.

PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Company. Under the terms of such runoff support agreement, PMI is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, PMI may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if PMI’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, PMI may not enter into new insurance or reinsurance contracts without the consent of Allstate Insurance Company. If following such time as PMI’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires PMI to transfer substantially all of its liquid assets to a trust account for the payment of PMI’s obligations to policyholders, therefore negatively affecting PMI’s and The PMI Group’s liquidity position. As of December 31, 2008, PMI’s risk-to-capital ratio was 18.5 to 1 compared to 10.8 to 1 at December 31, 2007 and 8.1 to 1 at December 31, 2006.

U.S. Mortgage Insurance Operations Liquidity—The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are the investment portfolio including cash and cash equivalents, written premiums, net investment income and capital contributed from its holding company (TPG).

International Operations and Financial Guaranty Liquidity—The principal uses of these segments’ liquidity are the payment of operating expenses, claim payments, taxes, and growth of their investment portfolios. The principal sources of these segments’ liquidity are written premiums, investment maturities and net investment income.

Capital Constraints

As a result primarily of higher losses and LAE beginning in 2007, we require additional capital as described further under Item 1A. Risk Factors—Capital and Liquidity Constraints. The amount and timing of capital required is affected by a variety of factors, many of which are difficult to predict and may be outside of our control. These factors include, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and cure rates and losses and LAE;

•	PMI’s ability to comply with policyholders position requirements and risk-to-capital requirements imposed by regulators as well as under our credit facility;

•	determinations and views, many of which are subjective rather than quantitative in nature, of the GSEs and rating agencies;

•	performance of our investment portfolio and the extent of impairments to portions of the portfolio as a result of deteriorating capital markets;

•	financial and other covenants and event of default triggers in our credit facility;

•

the performance of PMI Europe, which is affected by, among other things, the U.S. mortgage market and changes in the fair value of CDS derivative contracts resulting from the widening of RMBS credit spreads; and

•	any requirements to provide capital under the PMI Europe or CMG capital support agreements.

We are significantly limiting PMI’s new business writings to conserve capital and are exploring other alternatives, including potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including TARP), obtaining reinsurance for our insurance subsidiaries’ existing or future books of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Given current market conditions generally and in our industry, as well as the possibility that we may need to raise additional capital with little notice, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms, in a timely manner or at all, or that we will successfully obtain assistance under the Financial Stability Plan or other government program. Unless we raise capital, PMI’s policyholders position will likely decline and risk-to-capital ratio increase beyond levels necessary to meet capital adequacy requirements and, if we are unsuccessful in renegotiating our credit facility, certain credit facility covenants. We could exceed regulatory capital adequacy requirements in 2009 and, if we did, PMI would likely cease writing new business.

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, capital lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $3.0 million of additional equity in certain limited partnership investments.

Cash payments related to our reserves for losses and LAE as of December 31, 2008 shown below are based upon management’s best estimate from historical experience as well as current economic conditions. These estimates could vary significantly based on, among other things, changes to claim rates and claim sizes. Minimum rental payments under non-cancelable capital and operating leases are provided in the table below.

	Less Than 1 Year	1-3 Years	3-5 Years	5 Years or more	Total
	(Dollars in thousands)
Reserves for losses and LAE	$1,333,897	$1,228,865	$130,190	$16,334	$2,709,286
Debt obligations (1)	34,304	258,448	58,448	783,030	1,134,230
Operating lease obligations	2,069	2,582	1,286	886	6,823
Capital lease obligations (2)	642	161	—	—	803
Purchase obligations	2,501	815	—	—	3,316

Total	$1,373,413	$1,490,871	$189,924	$800,250	$3,854,458

(1)	Includes $651,593 million of principal debt and $482,637 million of scheduled interest.
(2)	Includes amounts representing interest of $0.05 million.

Off-Balance Sheet Arrangements

Under certain circumstances, when we make an underwriting error in the course of providing contract underwriting services to a customer, we issue to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error is discovered and is usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for certain costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2008, we estimate that the total principal balance of indemnified loans was between approximately $30 million and $35 million. We believe a number of factors will cause our contingent liability with respect to these indemnifications to be significantly lower than this amount. These factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a portion of the indemnified loans to default; (iii) loans in default may not necessarily cause our customers to incur losses; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire. On March 12, 2009, we announced that we will discontinue offering contract underwriting services; however, we may still have liabilities under the existing loan indemnifications. In 2008, we paid customers $0.2 million pursuant to loan indemnifications compared to $0.2 million in 2007. These amounts are included in our expenses associated with contract underwriting remedies.

In connection with structured finance transactions in the U.S. and Europe, we are required to provide narrative and/or financial information relating to us and our subsidiaries to mortgage-backed securities issuers for inclusion in the relevant offering documents and the issuers’ ongoing SEC filings. In connection with the provision of such information, we or our subsidiaries may be required to indemnify the issuer of the mortgage-backed securities and the underwriters of the offering with respect to the information’s accuracy and completeness and its compliance with applicable U.S. securities laws and regulations.

Certain of PMI Europe’s credit default swap contracts and reinsurance agreements contain collateral support provisions which, upon certain circumstances, such as a downgrade of PMI Europe’s insurer financial strength ratings and/or deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The amount of the required posted collateral varies and can include the amount of loss reserves established by the counterparty, mark-to-market valuations by the counterparty, contractual formulae and/or a negotiated amount. PMI Europe has posted collateral of $64.2 million as of March 15, 2009 with respect to credit default swap transactions. PMI Europe has also posted collateral related to certain reinsurance transactions, and as of March 15, 2009, the posted collateral balance was $53.7 million. PMI Europe may be required to post additional collateral on credit default swaps as a result of such factors as widening of credit spreads and/or deterioration in the performance of the underlying collateral referenced in such transactions and on reinsurance transactions due to continued loss development.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	2008	2007	2006
	(Dollars in thousands)
Fixed income securities	$103,770	$97,517	$102,019
Equity securities	21,583	19,725	12,975
Short-term investments and cash and cash equivalents and other	14,965	17,000	24,429

Investment income before expenses	140,318	134,242	139,423
Investment expenses	(1,941)	(1,690)	(1,629)

Net investment income	$138,377	$132,552	$137,794

The increase in net investment income in 2008 compared to 2007 was primarily due to the growth of PMI’s fixed income portfolio, partially offset by a decrease in pre-tax book yield. Our consolidated pre-tax book yield was 3.55% and 5.11% as of December 31, 2008 and 2007, respectively. Net investment income decreased in 2007 compared to 2006, primarily due to declines in PMI’s short-term investments portfolio.

Realized Investment Gains and Losses

Realized investment gains and losses on investments are composed of:

	2008	2007	2006
	(Dollars in thousands)
Fixed income securities:
Gross gains	$30,570	$2,273	$5,961
Gross losses	(7,479)	(974)	(3,657)

Net gains	23,091	1,299	2,304
Equity securities:
Gross gains	24,092	14,632	3,600
Gross losses	(99,397)	(14,612)	(2,500)

Net (losses) gains	(75,305)	20	1,100
Short-term investments:
Gross gains	5,733	—	—
Gross losses	(1,861)	(129)	(3,086)

Net gains (losses)	3,872	(129)	(3,086)

Investment in unconsolidated subsidiaries:
Settlement gain on sale of unconsolidated subsidiary	—	12,670	—
Impairment of unconsolidated subsidiaries	(90,868)	(38,499)	—

Net losses	(90,868)	(25,829)	—

Net realized investment (losses) gains before income taxes	(139,210)	(24,639)	318
Income tax (benefit) expense	(48,724)	(8,624)	111

Total net realized investment (losses) gains after income taxes	$(90,486)	$(16,015)	$207

Realized investment (losses) gains for 2008 include a $96.5 million loss related to other-than-temporary impairments of certain preferred securities in our U.S. investment portfolio. See Item 1A. Risk Factors—As a result of significant volatility and uncertainty in the market, we impaired the value of certain securities held in our investment portfolio and there is a risk that additional impairments may occur in the future. Also included in realized investment (losses) gains for 2008 is the Company’s impairment of its investment in its unconsolidated subsidiaries, FGIC and RAM Re. Impairment of unconsolidated subsidiaries for 2008 includes an $88.0 million loss related to the impairment of the Company’s investment in FGIC and a $2.9 million loss related to the Company’s impairment of its investment in RAM Re. The net realized investment losses in 2007 were due primarily to our other-than-temporary impairment of our investment in RAM Re of $38.5 million, partially offset by a $12.7 million settlement gain related sale of an unconsolidated subsidiary.

Unrealized Investment Gains and Losses

The changes in net unrealized gains (losses), net of deferred taxes, consist of:

	2008	2007	2006
	(Dollars in thousands)
Fixed income securities	$(98,557)	$(48,358)	$(24,601)
Equity securities	(9,464)	(26,543)	11,686
Investments in unconsolidated subsidiaries	(17,721)	12,973	8,001
Short-term investments	—	(9)	2,074

Changes in unrealized investment gains, net of deferred taxes	$(125,742)	$(61,937)	$(2,840)

The changes in unrealized gains in 2008, 2007 and 2006 were due primarily to changes in interest rates that caused market value fluctuations relative to our consolidated fixed income portfolio. In 2008, changes in interest rates and widening credit spreads contributed to the changes in unrealized (losses) on our preferred stock in our equity portfolio. As interest rates, market and other economic conditions change, we expect the market value of the securities in our consolidated investment portfolio and of our unconsolidated equity investments to be affected.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of December 31, 2008 and 2007. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group, and amounts shown under “Financial Guaranty” consist of the investment portfolio of PMI Guaranty as of December 31, 2007. As of December 31, 2008. PMI Guaranty’s assets and liabilities were merged into our U.S. Mortgage Insurance Operations.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2008
Fixed income securities:
U.S. Municipal bonds	$1,715,376	$—	$—	$98,893	$1,814,269
Foreign governments	—	50,361	—	—	50,361
Corporate bonds	1,074	89,443	—	34,701	125,218
U.S. government and agencies	4,265	—	—	154	4,419
Mortgage-backed securities	1,717	—	—	1,482	3,199

Total fixed income securities	1,722,432	139,804	—	135,230	1,997,466

Equity securities:
Common stocks	5,593	—	—	—	5,593
Preferred stocks	216,256	—	—	—	216,256

Total equity securities	221,849	—	—	—	221,849
Short-term investments	980	—	—	1,300	2,280

Total investments	$1,945,261	$139,804	$—	$136,530	$2,221,595

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. Municipal bonds	$1,521,367	$—	$167,915	$13,542	$1,702,824
Foreign governments	—	265,653	—	—	265,653
Corporate bonds	675	—	—	36,789	37,464
U.S. government and agencies	7,511	—	—	976	8,487
Mortgage-backed securities	2,053	—	—	1,667	3,720

Total fixed income securities	1,531,606	265,653	167,915	52,974	2,018,148

Equity securities:
Common stocks	116,005	4	—	1,242	117,251
Preferred stocks	277,165	—	22,465	—	299,630

Total equity securities	393,170	4	22,465	1,242	416,881
Short-term investments	951	—	—	1,300	2,251

Total investments	$1,925,727	$265,657	$190,380	$55,516	$2,437,280

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio decreased to $2.2 billion as of December 31, 2008 from $2.4 billion as of December 31, 2007.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of December 31, 2008:

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	58%	80%	—	60%	59%
AA	24%	3%	—	30%	24%
A	15%	10%	—	9%	14%
BBB	3%	5%	—	1%	3%
Below investment grade	—	2%	—	—	—

Total	100%	100%	—	100%	100%

As of December 31, 2008, approximately $850.5 million, or 24.8% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of December 31, 2008.

	Fair Value (in thousands)	% of Consolidated Investments
MBIA	$235,371	6.9%
FGIC	185,555	5.4%
FSA	163,212	4.8%
AMBAC	176,396	5.1%
Other	89,998	2.6%

Total	$850,532	24.8%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of December 31, 2008, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency or, when an external rating is not available, the underlying rating is included in the not rated category.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
AAA or equivalent	51%	80%	—	53%	53%
AA	19%	3%	—	22%	18%
A	26%	10%	—	24%	25%
BBB	4%	5%	—	1%	4%
Below investment grade	—	2%	—	—	—
Not rated	—	—	—	—	—

Total	100%	100%	—	100%	100%

The following table summarizes the pre-tax book yield of our consolidated investment portfolio by segment as of December 31, 2008, 2007 and 2006.

	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
2008	3.49%	3.31%	—	3.27%	3.46%
2007	5.15%	4.52%	—	5.19%	5.07%
2006	5.28%	4.33%	—	5.23%	5.18%

The decrease in the pre-tax book yield of U.S. Mortgage Insurance Operations, Financial Guaranty and Corporate and Other in 2008 was due to interest rate decreases during the year.

Debt and Equity Financing

As of December 31, 2008, our consolidated shareholders’ equity was $1.3 billion. The fair value and carrying value of our long-term debt outstanding issued by The PMI Group at December 31 was as follows:

	December 31, 2008			December 31, 2007
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$153,027	$153,027	$250,000
6.625% Senior Notes, due September 15, 2036 (1)	150,000	77,144	77,144	150,000
Revolving Credit Facility	200,000	200,000	200,000	—
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	27,540	51,593	51,593
5.568% Senior Notes, due November 15, 2008	—	—	—	45,000

Total debt	$651,593	$457,711	$481,764	$496,593

(1)	The fair value and carrying value of the our 6.000% Senior Notes and 6.625% Senior Notes at December 31, 2008 include accrued interest.

Effective January 1, 2008, we elected to adopt the fair value option presented by SFAS No. 159 for our 6.000% Senior Notes and 6.625% Senior Notes. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. (See Note 8. Fair Value Disclosures, for further discussion.)

In considering the initial adoption of the SFAS No. 159, we determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures. Since the 5.568% Senior Notes matured in 2008, the Company did not elect to adopt the fair value option for the 5.568% Senior Notes.

For a discussion of our revolving credit facility, see Liquidity and Capital Resources—Credit Facility, above.

6.000% and 6.625% Senior Notes—In September 2006, we issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2008, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $7.6 million (pre-tax).

5.568% Senior Notes—In August 2006, we completed the remarketing of approximately $345 million in principal amount of senior notes which matured and were paid in November 2008 and which are referred to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, we purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing which subsequently matured and was repaired in November 2008.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

Capital Support Obligations

PMI has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which PMI may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. PMI also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of December 31, 2008, CMG MI’s risk-to-capital ratio was 16.2 to 1.

PMI also has a capital support agreement with PMI Canada. Because we terminated our Canadian operations in PMI Canada, we believe it is unlikely there is any remaining material support obligation under the PMI Canada capital support agreement.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) in 2009 and 2010 and to repay the amounts outstanding under the credit facility if we were required to do so or in the event of a potential cross-default under our senior notes. We also believe we currently have sufficient assets at the insurance company level to meet our obligations in 2009. However, if an event of default under our revolving credit facility is not cured or we do not repay within 30 days, an event of default would occur under our outstanding senior notes. The PMI Group does not currently have sufficient funds or other sources of liquidity to enable it to repay both our credit facility and our senior notes if those obligations were required to be repaid. See Item 1A. Risk Factors—We may face liquidity issues at our holding company.

Consolidated cash flows generated by operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $277.2 million in 2008 compared to $400.6 million in 2007 and $149.2 million in 2006. Cash flows from operations decreased in 2008 primarily due to increases in claim payments from PMI. Cash flows from operations increased in 2007 primarily due to increases in premiums written. We expect cash flows from operating activities to be negatively affected throughout 2009 due to payment of claims from loss reserves recorded by PMI in 2007 and 2008.

Consolidated cash flows provided by investing activities in 2008, including purchases and sales of investments and capital expenditures, were $686.0 million compared to consolidated cash flows used in investing activities of $102.0 million in 2007 and cash provided by investing activities of $284.0 million in 2006. The increase in cash flows provided by investing activities in 2008 compared to 2007 was due primarily to proceeds from the sales of PMI Australia and PMI Asia. The increase in cash flows used in investing activities in 2007 compared to 2006 was due primarily to decreased proceeds from sales and maturities of fixed income securities and increased purchases of fixed income securities.

Consolidated cash flows provided by financing activities were $155.3 million in 2008 compared to cash flows used in financing activities of $197.4 million and $501.6 million in 2007 and 2006, respectively. The significant increase in cash provided by financing activities in 2008 was due to the $200 million of proceeds from our credit facility in 2008. The decrease in cash used in financing activities in 2007 was primarily due to cash used in repurchase of senior notes, repayment of long-term debt and purchase of treasury stock in 2006.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries as of March 15, 2009:

	Standard & Poor’s	Fitch	Moody’s
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	A-	BBB+	Ba3
PMI Insurance Co.	A-	BBB+	Ba3
PMI Europe	A-	BBB+	B1
CMG MI	AA-	AA	—
FGIC	CCC	—	Caa1
RAM Re	A+	—	Baa3
Senior Unsecured Debt
The PMI Group	BBB-	BB	B3
Capital Securities
PMI Capital I	BB	BB-	Caa1

Recent Developments Relating to Mortgage Insurance Companies Ratings

On April 8, 2008, Standard & Poor’s downgraded its counterparty credit and insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe from “AA” (CreditWatch with Negative Implications) to “A+” (Negative Outlook). Standard & Poor’s also downgraded its counterparty credit rating on The PMI Group from “A” (CreditWatch with Negative Implications) to “BBB+” (Negative Outlook). In taking these actions, Standard & Poor’s noted that the downgrades reflected, among other things, “weaker-than-expected results for the fourth quarter of 2007 and the continued deterioration in key variables that influence claims for mortgage insurance.” Also on April 8, 2008, Standard & Poor’s placed its “AA-” counterparty credit and insurer financial strength ratings on CMG MI on CreditWatch with Negative Implications. Standard & Poor’s indicated that it had taken this action in order to review the impact that the downgrade of PMI Mortgage Insurance Co. would have on CMG MI.

On April 15, 2008, Standard & Poor’s removed CMG MI from CreditWatch with Negative Implications, affirmed its “AA” counterparty credit and insurer financial strength ratings and revised the outlook to Negative. In taking these actions, Standard & Poor’s indicated that it viewed the April 8, 2008 downgrade of PMI Mortgage Insurance Co. as not having a material impact on CMG MI’s financial strength.

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

On October 7, 2008, Standard & Poor’s removed The PMI Group and its mortgage insurance subsidiaries, PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe, from CreditWatch with Negative Implications. At the same time, Standard & Poor’s affirmed the ratings on all of these companies and revised the outlook to Negative.

On October 10, 2008, Moody’s announced that it placed on review for possible downgrade the “A3” insurance financial strength ratings of PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe. Moody’s also placed the “Baa3” senior unsecured debt rating of The PMI Group under review for possible downgrade.

On October 17, 2008, Fitch lowered its insurer financial strength ratings on PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe from “A+” (Rating Watch Negative) to “BBB+” (Negative). Fitch also lowered its long-term issuer debt rating of The PMI Group from “BBB+” (Negative) to “BB” (Rating Watch Negative).

On December 5, 2008, Standard & Poor’s placed its ratings on PMI Mortgage Insurance Co. and its core and dependent foreign subsidiaries on CreditWatch with negative implications. The CreditWatch placement reflected greater deterioration in the employment and housing markets than Standard & Poor’s had anticipated when they last conducted an extensive review of the mortgage insurance sector in late August. On December 19,

2008, Standard & Poor’s concluded that the increase in their loss cost estimates for PMI Mortgage Insurance Co. was not large enough to necessitate a downgrade. Ratings remain on CreditWatch.

On February 13, 2009, Moody’s downgraded the insurer financial strength ratings of PMI Mortgage Insurance Co. and PMI Insurance Co. to “Ba3” from “A3”, and downgraded PMI Europe to “B1” from “A3”. Moody’s indicated that its rating outlook for each of these companies is “developing”. Moody’s also downgraded the senior unsecured debt ratings of The PMI Group to “B3” from “Baa3”, and they remain under review for further possible downgrade. Moody’s noted that its rating action reflected its view that there is significant stress on MIC’s risk-adjusted capital position as a result of higher expected mortgage losses due to the weak economic environment and continued deterioration in housing fundamentals. The downgrade also considered the continued pressure on MIC’s profitability and the constraints on its financial flexibility in the current market environment. In addition, Moody’s stated its belief that the franchise value among mortgage insurers generally has deteriorated in recent months, placing additional pressure on our ratings. The downgrade on The PMI Group reflected Moody’s view of the proximity to a potential breach of covenants in the bank credit facility, constrained financial flexibility, and meaningful liquidity and refinancing risks that The PMI Group may face if the deterioration in mortgage finance is protracted.

On March 6, 2009 Fitch Ratings placed CMG MI’s ‘AA’ insurer financial strength rating on Rating Watch Negative. The rating action was a result of Fitch’s downgrade of CUNA Mutual’s insurer financial strength rating to ‘A’ from ‘AA-’, which was covered under a separate rating commentary on March 6. Fitch expects to resolve the Rating Watch Negative on CMG MI’s rating within one month.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses and the need for additional capital. There can be no assurance that our wholly-owned insurance subsidiaries will not be downgraded in the future. See Item 1A. Risk Factors—We have been and will continue to be negatively impacted by recent downgrades of PMI’s insurer financial strength ratings.

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

Changes in loss reserves can materially affect our consolidated net income or loss. The process of estimating loss reserves requires us to forecast the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimates. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of December 31, 2008 and December 31, 2007 on a segment and consolidated basis:

	As of December 31, 2008			As of December 31, 2007
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,175.0	$3,075.0	$2,624.5	$933.8	$1,348.7	$1,133.1
International Operations	73.4	91.3	84.8	18.1	76.2	41.6
PMI Guaranty (1)	—	—	—	2.6	2.6	2.6

Consolidated loss and LAE reserves	$2,248.4	$3,166.3	$2,709.3	$954.5	$1,427.5	$1,177.3

(1)	Effective December 31, 2008, PMI Guaranty’s reserves were merged into U.S. Mortgage Insurance Operations.

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

We established PMI’s reserves at December 31, 2008 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at December 31, 2008 was approximately the mid-point of the actuarial range.

Our increases to the reserve balance in 2008 were primarily due to PMI’s higher default inventory, higher expected claim rates and claim sizes on reported defaults driven by increases in the average loan size and coverage level within PMI’s default inventory. Continuing deterioration of the U.S. housing and mortgage markets caused PMI’s default inventory, claim rates and claim sizes to increase in 2008. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status (cure rate). The increases in PMI’s average claim size have been driven by, among other things, an increase in defaults from loans with higher loan sizes and coverage levels, and declining home prices which limit PMI’s loss mitigation opportunities. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the years ended December 31, 2008, 2007, 2006:

	2008	2007	2006
	(Dollars in millions)
Balance at January 1	$1,133.1	$366.2	$345.5
Reinsurance recoverables	(35.9)	(2.9)	(2.5)

Net balance at January 1	1,097.2	363.3	343.0
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	1,688.0	894.4	260.8
Prior years	147.7	201.7	2.2

Total incurred	1,835.7	1,096.1	263.0
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(100.9)	(43.6)	(22.1)
Prior years	(713.1)	(318.6)	(220.6)

Total payments	(814.0)	(362.2)	(242.7)

Transfer of PMI Guaranty loss reserves to USMI	22.9	—	—
Net balance at December 31	2,141.8	1,097.2	363.3
Reinsurance recoverables	482.7	35.9	2.9

Balance at December 31	$2,624.5	$1,133.1	$366.2

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $814.0 million, $362.2 and $242.7 million for the periods ended December 31, 2008, 2007, and 2006, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $1.8 billion, $1.1 billion, and $263.0 million for years ended December 31, 2008, 2007 and 2006, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $147.7 million, $201.7 million and $2.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. PMI Guaranty’s loss reserves of $22.9 million are related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC. Effective December 31, 2008, PMI’s Guaranty’s loss reserves were merged into our U.S. Mortgage Insurance Operations.

The table below breaks down 2008, 2007 and 2006 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	2008	2007	2006	2005	2008 vs. 2007	2007 vs. 2006	2006 vs. 2005
2001 and prior	$—	$—	$—	$—	$(0.6)	$(0.3)	$0.3
2002	225.1	225.1	221.7	220.2	—	3.4	1.5
2003	225.9	226.8	220.2	217.6	(0.9)	6.6	2.6
2004	241.2	241.3	229.1	224.7	(0.1)	12.2	4.4
2005	272.0	270.8	240.4	247.0	1.2	30.4	(6.6)
2006	409.9	410.3	260.9	—	(0.4)	149.4	—
2007	1,041.6	893.1	—	—	148.5	—	—
2008	1,710.9	—	—	—	—	—	—

Total					$147.7	$201.7	$2.2

The $147.7 million, $201.7 and $2.2 million increases related to prior years in 2008, 2007 and 2006, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $147.7 million increase in prior years’ reserves during 2008 and the $201.7 million increase in prior years’ reserves in 2007 reflected the significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. The $2.2 million increase in prior years’ reserves during 2006 was driven by higher than estimated claim sizes on pending defaults, partially offset by a reduction in the incurred but not reported estimate. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Primary insurance	$2,339,987	$1,054,326
Pool insurance	261,617	78,754
Other*	22,900	—

Total reserves for losses and LAE	$2,624,504	$1,133,080

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$2,452,629	$1,062,150
IBNR	91,295	45,453
Cost to settle claims (LAE)	57,680	25,477
Other*	22,900	—

Total reserves for losses and LAE	$2,624,504	$1,133,080

*	Other relates to PMI Guaranty’s loss reserves of $22.9 million related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the December 31, 2008 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $122.6 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of December 31, 2008, the effect on pre-tax income would be approximately $4.6 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of December 31, 2008, the effect on pre-tax income would be approximately $2.9 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 17% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 17% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations—PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at December 31, 2008 of $73.4 million to $90.8 million. PMI Europe’s recorded loss reserves at December 31, 2008 were $84.5 million, which represented our best estimate and an increase of $42.9 million from PMI Europe’s loss reserve balance of $41.6 million at December 31, 2007. The increase to PMI Europe’s loss reserves in 2008 was primarily due to the deteriorating performance of several U.S. subprime exposures on which PMI

Europe provided reinsurance coverage. The remaining loss reserves within International Operations segment relates to PMI Canada which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans in default	$66,251	$33,044
IBNR	17,784	8,250
Cost to settle claims (LAE)	747	285

Total loss and LAE reserves	$84,782	$41,579

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for each of the last three years:

	2008	2007	2006
	(Dollars in millions)
Balance at January 1	$41.6	$17.9	$14.8
Reinsurance recoverables	(1.0)	(0.9)	(0.8)

Net balance at January 1	40.6	17.0	14.0
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	18.4	19.9	0.4
Prior years	45.1	6.9	2.8

Total incurred	63.5	26.8	3.2
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—	—
Prior years	(14.4)	(5.1)	(1.9)

Total payments	(14.4)	(5.1)	(1.9)
Foreign currency translation	(4.9)	1.9	1.7

Net balance at December 31	84.8	40.6	17.0
Reinsurance recoverables	—	1.0	0.9

Balance at December 31	$84.8	$41.6	$17.9

The increases in losses and LAE incurred relating to prior years of $45.1 million and $6.9 million in 2008 and 2007, respectively, were primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage. The $2.8 million increase in 2006 was primarily the result of moderating home price appreciation and home price decline in certain areas and interest rate increases in 2006.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
Fixed income securities:
U.S. municipal bonds	$135,690	$(3,244)	$7,201	$(186)	$142,891	$(3,430)
Foreign governments	28,217	(850)	43,694	(1,207)	71,911	(2,057)
Corporate bonds	53,525	(1,190)	62,147	(2,590)	115,672	(3,780)
U.S. government and agencies	100	—	145	—	245	—

Total fixed income securities	217,532	(5,284)	113,187	(3,983)	330,719	(9,267)
Equity securities:
Common stocks	14,395	(339)	—	—	14,395	(339)
Preferred stocks	275,852	(34,908)	—	—	275,852	(34,908)

Total equity securities	290,247	(35,247)	—	—	290,247	(35,247)

Total	$507,779	$(40,531)	$113,187	$(3,983)	$620,966	$(44,514)

Unrealized losses in 2008 on fixed income securities were primarily due to the widening of credit spreads which have also increased market interest rates on most fixed income securities. Unrealized losses on preferred securities were primarily due to the widening of credit and sector spreads. These unrealized losses are not considered to be other-than temporarily impaired as the company has the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the fair value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $104.2 million for 2008.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income.

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. In 2008, due to the novation of principally all of PMI Guaranty’s risk in force, we impaired the remaining deferred policy acquisition cost assets related to PMI Guaranty’s operations by $3.6 million reducing its value to zero and impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe.

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

At June 30, 2008, the carrying value of our investment in RAM Re had been reduced to zero due to equity in losses in RAM Re. During the third quarter of 2008, we recognized equity in earnings from RAM Re of $9.4 million and realized an other-than-temporary impairment charge of $2.9 million. During the fourth quarter of 2008, we recognized equity in losses from RAM Re of $6.5 million. The carrying value of our investment in RAM Re was zero at December 31, 2008.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations. A premium deficiency analysis was performed as of December 31, 2008 on a GAAP basis. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite significant losses in 2008. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods. See Item 1A. Risk Factors—We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of December 31, 2008, our consolidated investment portfolio excluding cash and cash equivalents was $2.2 billion. The fair value of investments in our portfolio is calculated from independent market quotations, and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2008, 89.9% of our investments were long-term fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of December 31, 2008:

Estimated Increase (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$363,374
200 basis point decline	$266,795
100 basis point decline	$159,973
100 basis point rise	$(177,600)
200 basis point rise	$(333,545)
300 basis point rise	$(475,189)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 5.1 as of December 31, 2008.

Currency exchange risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of December 31, 2008 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries based upon specified hypothetical percentage changes in foreign currency exchange rates as of December 31, 2008, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(13,609)	$(2,547)	$(16,156)
10% decline	$(9,073)	$(1,698)	$(10,771)
5% decline	$(4,536)	$(849)	$(5,385)
5% rise	$4,536	$849	$5,385
10% rise	$9,073	$1,698	$10,771
15% rise	$13,609	$2,547	$16,156
Foreign currency translation recorded as of December 31, 2008

	U.S. Dollar relative to
As of December 31,	Euro	Canadian Dollar
2008	1.3971	0.8202
2007	1.4590	1.0015

The changes in the foreign currency exchange rates from 2007 to 2008 negatively affected our investments in our foreign subsidiaries by $7.8 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of December 31, 2008, $0.2 billion, including cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. As of December 31, 2008, $20.0 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated primarily in the Canadian dollar. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of December 31, 2008 and 2007. The value of the Euro and Canadian dollar weakened relative to the U.S. dollar as of December 31, 2008 compared to December 31, 2007.

Credit spread risk

We provide credit protection in the form of credit default swaps in PMI Europe that are marked to market through earnings under the requirements of SFAS No. 133. These financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying assets of these obligations are residential mortgage-backed. The value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative assets and liabilities. The fair value of these CDS liabilities is $54.5 million as of December 31, 2008.

In estimating the fair values of derivative contracts and based on historical experience, PMI Europe incorporates expected call dates in its internal valuation models. Call dates are determined based on a number of factors, including, the underlying economics of the transactions, counterparties exercising their option to call the transactions at certain agreed dates, counterparties’ expressed intent and potential penalties associated with extending transactions. The current state of capital markets, the financial conditions and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions to extend the credit protection offered by PMI Europe’s CDS contracts. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, PMI Europe will recognize further mark-to-market losses. If many CDS contracts extend and spreads remain at their current levels, mark-to-market losses could be material. Further, if contracts are extended beyond their expected call dates, there will be a greater likelihood of incurring higher than currently expected realized losses on the contracts.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. That report appears below in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

In 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. These matters are further described in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The PMI Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited The PMI Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The PMI Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The PMI Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of The PMI Group, Inc. and our report dated March 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 15, 2009

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$786,159	$815,440	$709,532
Net investment income	138,377	132,552	137,794
Net realized investment (losses) gains	(139,210)	(24,639)	318
Change in fair value of certain debt instruments	123,595	—	—
Other (loss) income	(1,134)	(168)	20,700

Total revenues	907,787	923,185	868,344

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,899,264	1,122,898	266,273
Amortization of deferred policy acquisition costs	18,285	87,683	53,124
Other underwriting and operating expenses	218,583	192,917	205,948
Interest expense	41,007	33,391	37,390

Total losses and expenses	2,177,139	1,436,889	563,275

(Loss) earnings before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(1,269,352)	(513,704)	305,069
Equity in (losses) earnings from unconsolidated subsidiaries	(51,802)	(741,500)	127,309

(Loss) income from continuing operations before income taxes	(1,321,154)	(1,255,204)	432,378
Income tax (benefit) expense from continuing operations	(433,966)	(246,522)	102,616

(Loss) income from continuing operations	(887,188)	(1,008,682)	329,762

(Loss) income from discontinued operations, net of taxes	(41,320)	93,356	89,889

NET (LOSS) INCOME	$(928,508)	$(915,326)	$419,651

PER SHARE DATA
Basic (loss) income from continuing operations	$(10.90)	$(11.92)	$3.81
Basic (loss) income from discontinued operations	(0.50)	1.11	1.04

Basic net (loss) income	$(11.40)	$(10.81)	$4.85

Diluted (loss) income from continuing operations	$(10.90)	$(11.92)	$3.60
Diluted (loss) income from discontinued operations	(0.50)	1.11	0.97

Diluted net (loss) income	$(11.40)	$(10.81)	$4.57

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$1,997,466	$2,018,148
Equity securities:
Common	5,593	117,251
Preferred	216,256	299,630
Short-term investments	2,280	2,251

Total investments	2,221,595	2,437,280
Cash and cash equivalents	1,483,313	354,508
Investments in unconsolidated subsidiaries	150,377	309,800
Related party receivables	1,526	1,432
Accrued investment income	36,323	34,067
Premiums receivable	58,573	62,303
Reinsurance receivables and prepaid premiums	22,569	8,833
Reinsurance recoverables	482,678	36,917
Deferred policy acquisition costs	34,791	18,305
Property, equipment and software, net of accumulated depreciation and amortization	131,211	157,308
Prepaid and recoverable income taxes	9,562	87,102
Deferred income tax assets	148,184	48,875
Other assets	43,697	60,155
Assets—discontinued operations—held for sale	—	1,453,555

Total assets	$4,824,399	$5,070,440

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,709,286	$1,177,309
Unearned premiums	111,656	136,921
Debt (includes $230,171 measured at fair value at December 31, 2008)	481,764	496,593
Reinsurance payables	42,442	41,379
Related party payables	1,853	1,852
Other liabilities and accrued expenses	199,173	135,044
Liabilities—discontinued operations—held for sale	—	568,380

Total liabilities	3,546,174	2,557,478

Commitments and contingencies (Notes 8 and 13)

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,687,583 and 81,120,144 shares outstanding	1,193	1,193
Additional paid-in capital	892,213	890,598
Treasury stock, at cost (37,626,184 and 38,193,623 shares)	(1,341,037)	(1,354,601)
Retained earnings	1,761,535	2,660,695
Accumulated other comprehensive (loss) income, net of deferred taxes	(35,679)	315,077

Total shareholders’ equity	1,278,225	2,512,962

Total liabilities and shareholders’ equity	$4,824,399	$5,070,440

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount		Shares	Amount
	(in thousands)
BALANCE, JANUARY 1, 2006		111,337	$1,114	$466,474	(22,624)	$(652,957)	$3,207,737	$208,422	$3,230,790
Common stock grants for incentive plans		—	—	22,880	1,386	21,328	—	—	44,208
Compensation expense for share-based payments and ESPP		—	—	12,152	—	—	—	—	12,152
Tax benefit on share-based payments		—	—	6,187	—	—	—	—	6,187
Issuance of common stock		7,977	79	344,921	—	—	—	—	345,000
Common stock repurchases		—	—	—	(11,397)	(535,000)	—	—	(535,000)
Dividends declared		—	—	—	—	—	(18,045)	—	(18,045)
Non-vested portion of restricted stock		—	—	5,574	68	2,415	—	—	7,989
Net income	$419,651	—	—	—	—	—	419,651	—	419,651
Change in unrealized gains on investments, net of taxes	(2,840)	—	—	—	—	—	—	(2,840)	(2,840)
Net unrealized losses from derivatives designated as cash flow hedges, net of deferred tax benefits	(5,864)	—	—	—	—	—	—	(5,864)	(5,864)
Accretion of cash flow hedges to interest expense	116	—	—	—	—	—	—	116	116
Foreign currency translation adjustment	65,400	—	—	—	—	—	—	65,400	65,400

Comprehensive income	$476,463	—	—	—	—	—	—	—	—

Adjustment to initially apply new accounting pronouncement, net of tax		—	—	—	—	—	—	(1,154)	(1,154)

BALANCE, DECEMBER 31, 2006		119,314	1,193	858,188	(32,567)	(1,164,214)	3,609,343	264,080	3,568,590
Common stock grants for incentive plans		—	—	6,651	1,057	24,609	—	—	31,260
Compensation expense for share-based payments and ESPP		—	—	16,652	—	—	—	—	16,652
Tax benefit on share-based payments		—	—	7,026	—	—	—	—	7,026
Common stock repurchases		—	—	—	(6,684)	(214,996)	—	—	(214,996)
Dividends declared		—	—	—	—	—	(17,703)	—	(17,703)
Non-vested portion of restricted stock		—	—	2,081	—	—		—	2,081
Net loss	$(915,326)	—	—	—	—	—	(915,326)	—	(915,326)
Change in unrealized gains on investments, net of taxes	(61,937)	—	—	—	—	—	—	(61,937)	(61,937)
Pension adjustment (including plan amendment), net of deferred tax	3,876	—	—	—	—	—	—	3,876	3,876
Accretion of cash flow hedges to interest expense	398	—	—	—	—	—	—	398	398
Foreign currency translation adjustment	108,660	—	—	—	—	—	—	108,660	108,660

Comprehensive loss	$(864,329)	—	—	—	—	—	—	—	—

Adjustment to initially apply new accounting pronouncement (Note 12)		—	—	—	—	—	(15,619)	—	(15,619)

BALANCE, DECEMBER 31, 2007		119,314	1,193	890,598	(38,194)	(1,354,601)	2,660,695	315,077	2,512,962
Common stock grants for incentive plans		—	—	(10,788)	568	13,564	—	—	2,776
Compensation expense for share-based payments and ESPP		—	—	9,163	—	—	—	—	9,163
Tax benefit on share-based payments		—	—	1,907	—	—	—	—	1,907
Dividends declared		—	—	—	—	—	(2,451)	—	(2,451)
Non-vested portion of restricted stock		—	—	1,333	—	—		—	1,333
Net loss	$(928,508)	—	—	—	—	—	(928,508)	—	(928,508)
Change in unrealized gains on investments, net of taxes	(101,773)	—	—	—	—	—	—	(101,773)	(101,773)
Pension adjustment (including plan amendment), net of deferred tax	(16,593)	—	—	—	—	—	—	(16,593)	(16,593)
Accretion of cash flow hedges to interest expense	398	—	—	—	—	—	—	398	398
Foreign currency translation adjustment	(232,788)	—	—	—	—	—	—	(232,788)	(232,788)

Comprehensive loss	$(1,279,264)	—	—	—	—	—	—	—	—

Adjustment to initially apply new accounting pronouncement (Note 10)		—	—	—	—	—	31,799	—	31,799

BALANCE, DECEMBER 31, 2008		119,314	$1,193	$892,213	(37,626)	$(1,341,037)	$1,761,535	$(35,679)	$1,278,225

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(928,508)	$(915,326)	$419,651
Less loss (income) from discontinued operations, net of taxes	41,320	(93,356)	(89,889)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) from unconsolidated subsidiaries	51,802	741,500	(127,309)
Net realized investment losses (gains)	138,544	24,456	(205)
Change in fair value of certain debt instruments	(123,595)	—	—
Depreciation and amortization	28,084	21,247	27,224
Deferred income taxes	(100,015)	(158,339)	15,312
Compensation expense related to share-based payments	8,815	16,652	12,152
Excess tax benefits on the exercise of employee stock options	—	(4,001)	(2,838)
Net cost to exchange and extinguish long-term debt	—	—	2,044
Deferred policy acquisition costs incurred and deferred	(38,803)	(55,054)	(49,654)
Amortization of deferred policy acquisition costs	18,285	87,683	53,124
Changes in:
Accrued investment income	(5,161)	(1,059)	4,069
Premiums receivable	3,600	625	(5,733)
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(12,673)	11,739	(5,537)
Reinsurance recoverables	(445,752)	(33,082)	(371)
Prepaid and recoverable income taxes	74,758	(73,248)	(4,070)
Reserve for losses and loss adjustment expenses	1,538,804	787,367	21,974
Unearned premiums	(17,253)	489	(61,054)
Related party receivables, net of payables	1,809	(2,096)	(445)
Liability for pension benefit	45,735	(12,660)	(4,346)
Other	(2,643)	57,097	(54,864)

Net cash provided by operating activities from continuing operations	277,153	400,634	149,235

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales and maturities of fixed income securities	578,664	258,158	506,643
Proceeds from the sale of PMI Australia	697,470	—	—
Proceeds from the sale of PMI Asia	51,571	—	—
Proceeds from sales of equity securities	112,958	126,500	52,629
Proceeds from sale of unconsolidated subsidiary	—	—	14,184
Proceeds from sale of equity investment held for sale	3,375	—	—
Investment purchases: Fixed income securities	(745,634)	(292,660)	(221,419)
Equity securities	(7,849)	(201,632)	(185,877)
Net change in short-term investments	(29)	(22)	115,916
Distributions from unconsolidated subsidiaries, net of investments	(968)	23,561	19,847
Capital expenditures and capitalized software, net of dispositions	(3,517)	(15,916)	(17,922)

Net cash provided by (used in) investing activities from continuing operations	686,041	(102,011)	284,001

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Net proceeds from issuance of long-term debt	200,000	—	385,993
Net repurchase of senior notes	—	—	(298,768)
Repayment and extinguishment of long-term debt, net of expenses	(45,000)	—	(425,338)
Proceeds from issuance of common stock	—	—	345,000
Purchases of treasury stock	—	(214,996)	(535,000)
Proceeds from issuance of treasury stock	2,777	31,260	41,728
Excess tax benefits on the exercise of employee stock options	—	4,001	2,838
Dividends paid to common shareholders	(2,451)	(17,703)	(18,045)

Net cash provided by (used in) financing activities from continuing operations	155,326	(197,438)	(501,592)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities from discontinued operations	(22,472)	158,013	210,382
Net cash provided by (used in) investing activities from discontinued operations	46,439	(359,776)	(273,219)
Net cash provided by financing activities from discontinued operations	—	424	4,325

Net cash provided by (used in) discontinued operations	23,967	(201,339)	(58,512)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(13,686)	9,890	10,652
Effect of exchange rate changes on cash and cash equivalents from discontinued operations— held for sale	4	12,094	2,595

Net increase (decrease) in cash and cash equivalents	1,128,805	(78,170)	(113,621)
Cash and cash equivalents at the beginning of the year	354,508	506,082	619,703
Less cash and cash equivalents of discontinued operations—held for sale, at the end of the year	—	73,404	157,451

Cash and cash equivalents of continuing operations at end of year	$1,483,313	$354,508	$348,631

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$36,469	$32,096	$34,341
Income taxes (refunded) paid, net of payments/refunds	$(32,580)	$40,928	$79,997
Non-cash investing and financing activities:
Capital lease obligations	$803	$1,297	$—

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); and other insurance, reinsurance and non-insurance subsidiaries. Also included in the accompanying financial statements and reported as discontinued operations for all periods presented are the accounts of PMI Mortgage Insurance Ltd. and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”) and PMI Mortgage Insurance Asia Ltd. (“PMI Asia”) which were sold as of December 31, 2008; and the accounts of PMI Guaranty Co. (“PMI Guaranty”) which was considered disposed of other than by sale as of December 31, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into PMI. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

On October 22, 2008, the Company completed the sale of PMI Australia and on December 17, 2008 the Company completed the sale of PMI Asia. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of its PMI Australia, PMI Asia and PMI Guaranty operations as discontinued operations for all periods presented. The Company reports the assets and liabilities of PMI Australia and PMI Asia in the consolidated balance sheets for all periods presented as “Assets/Liabilities – discontinued operations – held for sale”. The assets and liabilities of PMI Guaranty which were disposed of other than by sale, are classified in the consolidated balance sheet according to their nature. The results of discontinued operations, which include both disposed of by sale and disposed of other than by sale, are reported as “Loss/income from discontinued operations, net of taxes” in the consolidated statements of operations for all periods presented.

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

During the first quarter of 2008, the Company impaired its investment in FGIC and reduced the carrying value of its investment in FGIC from $103.6 million to zero. During 2008, the Company realized an other-than-temporary impairment charge of $2.9 million and recognized equity in losses from RAM Re of $57.7 million, which decreased the value of the Company’s investment in RAM Re to zero. To the extent that their carrying values remain zero, the Company will not recognize in future periods its proportionate share of FGIC’s and RAM Re’s losses, if any. Equity in earnings from FGIC and RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. The Company is under no obligation to provide additional capital to FGIC or RAM Re.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Current Economic Environment

The significant and continuing weakening of the U.S. residential mortgage, housing, credit, and capital markets has negatively affected the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $928.5 million and $915.3 million for the years ended December 31, 2008 and 2007, respectively. As part of the Company’s response to difficult market conditions, it has adopted a number of initiatives that affect the composition of its business. In particular, the Company is focusing on its core business, U.S. mortgage insurance.

In the current environment, the Company continues to face significant challenges and risks. Unless the Company raises new capital to support PMI, its policyholders position will likely continue to decline and its risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements and credit facility financial covenants. In response to the Company’s capital constraints, it is exploring alternatives to enhance its liquidity and capital at TPG and PMI including potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), obtaining reinsurance for PMI’s future book of business and/or debt or equity offerings. PMI wrote significantly less business in 2008 and, in response to capital constraints, will continue to reduce new insurance written, or NIW, in 2009.

Notwithstanding the above, the Company believes that it currently has sufficient liquidity at its holding company to pay holding company expenses (including interest expense on its outstanding debt) in 2009 and has sufficient assets at the insurance company level to meet its obligations in 2009. (See Note 25. Subsequent Events, for further discussion.)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of Form 10-K and Article 7 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods presented have been included.

Risks and Uncertainties—The Company is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its largest customers choose to stop providing the Company with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. The Company’s U.S. Mortgage Insurance Operations’ ten largest customers generated 49.4%, 52.0%, and 43.9% of its premiums earned in 2008, 2007 and 2006, respectively.

We are affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of our U.S. business is concentrated. As of December 31, 2008, 10.3% of PMI’s primary risk in force was located in Florida, and 8.0% was located in California. We are currently experiencing accelerated delinquency and loss development in those states. In addition, we expect higher default and claim rates for high LTV loans, ARMs, 2/28 Hybird ARMs, Alt-A loans, interest only loans, payment option ARMS and less-than-A quality loans. We also insure loans that have more than one of the above risk characteristics. This “layering” of risk has further increased the risk of borrower default. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans or that future adverse loss development will not emerge.

The Company’s various U.S., European, and Canadian insurance subsidiaries are subject to comprehensive regulation. These regulations are generally intended to protect policyholders, rather than to benefit investors. Although their scope varies, applicable laws and regulations grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion covering almost every significant aspect of the insurance business. The licensing of the Company’s insurance subsidiaries, their premium rates, their forms and policies offered to customers, their financial statements and periodic financial reporting, and their permissible investments and adherence to financial standards relating to statutory surplus, dividends to the Company and other criteria of solvency are all subjects of detailed regulations.

Unless we raise new capital, PMI’s policyholders’ position will likely decline and its risk-to-capital ratio increase beyond the levels necessary to meet capital adequacy requirements imposed by regulators as well as under our credit facility. (See Note 25. Subsequent Events, for further discussion.)

The Company establishes loss reserves to recognize the liability for unpaid losses related to insured mortgages that are in default. These loss reserves are based upon the Company’s estimates of the claim rate and average claim size, as well as the estimated costs of settling claims. These estimates are regularly reviewed and updated using currently available information. Any adjustments due to positive or adverse developments, which may be material, resulting from these reviews would impact current reserve requirements. The Company’s reserves may not be adequate to cover ultimate loss development on incurred defaults. The Company’s consolidated financial condition, results of operations and cash flows could be harmed if the Company’s reserve estimates are insufficient to cover the actual related claims paid and loss-related expenses incurred.

Significant accounting policies are as follows:

Investments—The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company evaluates its investments regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. The fair value of a security below cost or amortized cost for consecutive quarters is a potential indicator of an other-than-temporary impairment. When the Company determines a security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the consolidated statement of operations. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value.

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

The Company reports the equity in earnings from CMG MI on a current month basis and the Company’s interest in limited partnerships are on a one-quarter lag basis. Equity in earnings (losses) from RAM Re are reported on a one-quarter lag basis. Due to the impairment of the Company’s investments in FGIC and RAM Re in 2008, the carrying value of the Company’s investments in FGIC and RAM Re were reduced to zero. To the extent that the carrying value remains zero, the Company will not recognize in future periods its proportionate share of FGIC and RAM Re’s losses, if any. Equity in earnings from FGIC and RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

Related Party Receivables and Payables—As of December 31, 2008, related party receivables were $1.5 million and related party payables were $1.9 million compared to $1.4 million and $1.9 million as of December 31, 2007, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs—The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent we provide contract underwriting services on loans that do not require mortgage insurance, associated underwriting costs are not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $206.4 million and $179.0 million as of December 31, 2008 and December 31, 2007, respectively.

Under the provisions of Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage related to software developed for internal use and for which it has no substantive plan to market externally. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. In 2008, the Company recorded an impairment charge of $7.2 million related to capitalized software.

Derivatives—Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. These credit default swap derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income or loss. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since observable market quotes are not regularly available. These models include future estimated claim payments and market input assumptions, including discount rates and market spreads to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 10. Fair Value Disclosures, for further discussion.)

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses—The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two payments. Depending upon its scheduled payment date, a loan delinquent for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of recoverables. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

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

Changes in loss reserves can materially affect the Company’s consolidated net income or loss. The process of estimating loss reserves requires the Company to forecast the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimates. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. The Company reviews the judgments made in its prior period estimation process and adjusts the current assumptions as appropriate. While the assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from the Company’s estimates.

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

Revenue Recognition—Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 84.7%, 81.0% and 85.8% of gross premiums written from the Company’s mortgage insurance operations in 2008, 2007, and 2006, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk.

Income Taxes—The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates from continuing operations were 32.8% and 19.6% for the years ended December 31, 2008 and 2007, respectively, compared to the federal statutory rate of 35.0%. The effective tax rate for the year ended December 31, 2008 reflects income derived from certain international operations, which have lower effective tax rates, combined with the Company’s municipal bond investment income. In 2007, previously deferred tax liabilities attributable to equity in earnings from FGIC and RAM Re were reversed, and in 2007 and 2008 certain deferred tax assets were established.

As of December 31, 2008, a tax valuation allowance of $174.6 million was recorded against a $322.8 million deferred tax asset related to the recognition of losses from FGIC and RAM Re in excess of our tax basis. The Company did not record a full valuation allowance against the deferred tax asset as it is management’s expectation that a portion of the tax benefit will be realized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 12, Income Taxes, for further discussion.)

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”).

Benefit Plans—The Company provides pension benefits to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) for pension benefits to U.S. employees. SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income or loss.

On May 17, 2007, The PMI Group’s Board of Directors approved an amendment to the Retirement Plan. The amendment changed the Plan’s benefit formula from a “final pay” pension formula to a cash balance formula. The amendment took effect immediately for employees hired or rehired on or after September 1, 2007. For employees hired before and continuously employed on September 1, 2007, the amendment will take effect on January 1, 2011. Under the new cash balance plan formula, the Company will contribute 8% of qualified employees’ compensation to cash balance accounts and credit interest at a rate equal to the 30-year Treasury bond rate.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2008, the Company initiated a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. PMI incurred expenses of $33.1 million in 2008 as a result of this Program. In addition, the Company contributed $41.0 million to the Retirement Plan in 2008. Approximately $24.0 million of this contribution was nondeductible for tax purposes. The Company has filed with the Internal Revenue Service (“IRS”) to have the nondeductible portion refunded to avoid excise tax penalties.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income (loss) included in total shareholders’ equity. In conjunction with the sale of PMI Australia and PMI Asia and their classifications as assets held for sale, the Company recognized $124.1 million of accumulated currency translation gains for PMI Australia and $0.3 million for PMI Asia during 2008. Foreign currency translation gains in accumulated other comprehensive income were $48.3 million as of December 31, 2008 compared with $281.0 million as of December 31, 2007. Gains and losses from foreign currency re-measurement incurred by PMI Europe and PMI Canada represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss)—Comprehensive income (loss) includes net income (loss), the change in foreign currency translation gains or losses, derivatives designated as cash flow hedges, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassification of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments—The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re, and the financial results of PMI Guaranty, which are reported as discontinued operations. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations. The Company’s Corporate and Other segment mainly consists of our holding company and contract underwriting operations.

Earnings (Loss) Per Share—Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. Due to the net loss in 2008 and 2007, normally dilutive components of shares outstanding such as stock options were not included in fully diluted shares outstanding as their inclusion would have been anti-dilutive.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	2008	2007	2006
	(Dollars and shares in thousands)
Net (loss) income:
(Loss) income from continuing operations as reported	$(887,188)	$(1,008,682)	$329,762
Interest on contingently convertible debt (“CoCo’s”), net of taxes	—	—	4,752

(Loss) income from continuing operations adjusted for diluted EPS calculation	(887,188)	(1,008,682)	334,514
(Loss) income from discontinued operations	(41,320)	93,356	89,889

Net (loss) income adjusted for diluted EPS calculation	$(928,508)	$(915,326)	$424,403

Weighted-average shares for basic EPS	81,423	84,645	86,478
Weighted-average stock options and other dilutive components	—	—	6,388

Weighted-average shares for diluted EPS	81,423	84,645	92,866

Dividends declared and accrued to common shareholders	$0.03	$0.21	$0.21

Share-Based Compensation—The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) in accounting for share-based payments. SFAS No. 123R requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated results of operations. The Company recognizes the fair value of share-based payments granted and unvested, including employee stock options, restricted stock units, and employee stock purchase plan shares, as compensation expense in the consolidated results of operations. Share-based compensation expense was $8.8 million (pre-tax), $16.1 million (pre-tax) and $12.2 million (pre-tax) for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair Value of Financial Instruments—Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 provides a framework for measuring fair value under GAAP. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $31.8 million in retained earnings as of January 1, 2008 related to the initial adoption of SFAS No. 159 for certain debt instruments held by the Company. For the year ended December 31, 2008, the Company’s net loss included a $123.6 million gain related to the subsequent measurement of fair value for these debt instruments. We selected our 10 year and 30 year senior debt instruments for the fair value option as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. (See Note 10. Fair Value Disclosures, for further discussion.)

Reclassifications—Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation. The Company reclassified the results of operations, assets and liabilities of PMI Australia and PMI Asia and the results of operations of PMI Guaranty as discontinued operations for all periods presented.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    NEW ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB staff position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to provide users of financial statements with an understanding of how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements when using unobservable inputs and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP No. FAS 132(R)-1 is not currently expected to significantly impact the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon issuance and has not impacted the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guaranty Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS No. 163”), which specifically clarifies the accounting guidance for financial guaranty contracts under SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal years and interim periods beginning after December 15, 2008. SFAS No. 163 is not currently expected to significantly impact the Company’s consolidated financial statements.

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

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2008
Fixed income securities:
Municipal bonds	$1,888,682	$24,174	$(98,587)	$1,814,269
Foreign governments	49,965	2,176	(1,780)	50,361
Corporate bonds	131,299	1,267	(7,348)	125,218
U.S. governments and agencies	3,620	799	—	4,419
Mortgage-backed securities	3,050	149	—	3,199

Total fixed income securities	2,076,616	28,565	(107,715)	1,997,466
Equity securities:
Common stocks	9,291	—	(3,698)	5,593
Preferred stocks	229,262	7,195	(20,201)	216,256

Total equity securities	238,553	7,195	(23,899)	221,849
Short-term investments	2,280	—	—	2,280

Total investments	$2,317,449	$35,760	$(131,614)	$2,221,595

As of December 31, 2007
Fixed income securities:
Municipal bonds	$1,629,076	$77,178	$(3,430)	$1,702,824
Foreign governments	126,671	2,085	(2,057)	126,699
Corporate bonds	179,527	671	(3,780)	176,418
U.S. governments and agencies	7,002	1,485	—	8,487
Mortgage-backed securities	3,551	169	—	3,720

Total fixed income securities	1,945,827	81,588	(9,267)	2,018,148
Equity securities:
Common stocks	86,920	30,670	(339)	117,251
Preferred stocks	333,915	623	(34,908)	299,630

Total equity securities	420,835	31,293	(35,247)	416,881
Short-term investments	2,251	—	—	2,251

Total investments	$2,368,913	$112,881	$(44,514)	$2,437,280

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2008:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,195	$25,808
Due after one year through five years	81,410	79,566
Due after five years through ten years	214,746	212,576
Due after ten years	1,751,215	1,676,317
Mortgage-backed securities	3,050	3,199

Total fixed income securities	$2,076,616	$1,997,466

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income—Net investment income consists of the following for the years ended December 31:

	2008	2007	2006
	(Dollars in thousands)
Fixed income securities	$103,770	$97,517	$102,019
Equity securities	21,583	19,725	12,975
Short-term investments, cash and cash equivalents and other	14,965	17,000	24,429

Investment income before expenses	140,318	134,242	139,423
Investment expenses	(1,941)	(1,690)	(1,629)

Net investment income	$138,377	$132,552	$137,794

Realized investment (losses) gains—Net realized investment (losses) gains consist of the following for the years ended December 31:

	2008	2007	2006
	(Dollars in thousands)
Fixed income securities:
Gross gains	$30,585	$2,273	$5,961
Gross losses	(8,439)	(974)	(3,657)

Net gains	22,146	1,299	2,304
Equity securities:
Gross gains	24,092	14,632	3,600
Gross losses	(99,397)	(14,612)	(2,500)

Net (losses) gains	(75,305)	20	1,100
Short-term investments:
Gross gains	6,695	—	—
Gross losses	(1,878)	(129)	(3,086)

Net gains (losses)	4,817	(129)	(3,086)
Investments in unconsolidated subsidiaries:
Settlement gain on sale of unconsolidated subsidiary	—	12,670	—
Impairment of unconsolidated subsidiaries	(90,868)	(38,499)	—

Net losses	(90,868)	(25,829)	—

Net realized investment (losses) gains before income taxes	(139,210)	(24,639)	318
Income tax (benefit) expense	(48,724)	(8,624)	111

Total net realized investment (losses) gains after income taxes	$(90,486)	$(16,015)	$207

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized investment (losses) gains for 2008 include a $96.5 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio. Also included in realized investment (losses) gains for 2008 is the Company’s impairment of its investment in its unconsolidated subsidiaries, which includes an $88.0 million loss related to the impairment of the Company’s investment in FGIC in the first quarter of 2008 and a $2.9 million loss related to the Company’s impairment to fair value of its investment in RAM Re. The net realized investment losses in 2007 were due primarily to an other-than-temporary impairment of the investment in RAM Re of $38.5 million, partially offset by a $12.7 million settlement gain related to a sale of an unconsolidated subsidiary.

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:	(Dollars in thousands)
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)
Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

December 31, 2007
Fixed income securities:
U.S. municipal bonds	$135,690	$(3,244)	$7,201	$(186)	$142,891	$(3,430)
Foreign governments	28,217	(850)	43,694	(1,207)	71,911	(2,057)
Corporate bonds	53,525	(1,190)	62,147	(2,590)	115,672	(3,780)
U.S. government and agencies	100	—	145	—	245	—

Total fixed income securities	217,532	(5,284)	113,187	(3,983)	330,719	(9,267)
Equity securities:
Common stocks	14,395	(339)	—	—	14,395	(339)
Preferred stocks	275,852	(34,908)	—	—	275,852	(34,908)

Total equity securities	290,247	(35,247)	—	—	290,247	(35,247)

Total	$507,779	$(40,531)	$113,187	$(3,983)	$620,966	$(44,514)

Unrealized losses in 2008 on fixed income securities were primarily due to the widening of credit spreads which have also increased market interest rates on most fixed income securities. Unrealized losses in 2008 on preferred securities were primarily due to the widening of credit and sector spreads. The unrealized losses are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the fair value of certain investments in 2008 met the definition of other-than-temporary impairment and recognized realized losses of $104.2 million.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Concentrations and Other Items—The Company maintains an investment portfolio principally of U.S. municipal bonds. The following states and the District of Columbia represent the largest concentrations in the U.S. municipal bond portfolio, expressed as a percentage of the fair value of all U.S. municipal bond holdings. Holdings in states and the District of Columbia that exceed 5% of the U.S. municipal bond portfolio at December 31, for the respective years are presented below:

	2008	2007
New York	12.8%	21.0%
Texas	11.7%	15.2%
California	10.1%	13.0%
Florida	7.5%	—
Illinois	6.7%	8.7%
Massachusetts	—	8.1%
Washington	—	7.5%
District of Columbia	5.1%	6.5%

At December 31, 2008, fixed income securities and short-term investments with a fair value of $16.0 million were on deposit with regulatory authorities as required by law.

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	Ownership Percentage	December 31, 2007	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$103,644	42.0%
CMG MI	135,082	50.0%	131,225	50.0%
RAM Re	—	23.7%	60,017	23.7%
Other*	15,295	various	14,914	various

Total	$150,377		$309,800

*	Other represents principally various limited partnership investments.

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in 2008. During 2008, the Company realized an other-than-temporary impairment charge of $2.9 million and recognized equity in losses from RAM Re of $57.7 million which decreased the value of the Company’s investment in RAM Re to zero.

Equity in (losses) earnings from unconsolidated subsidiaries consisted of the following for the years presented below:

	2008	Ownership Percentage	2007	Ownership Percentage	2006	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$(763,290)	42.0%	$98,510	42.0%
CMG MI	6,456	50.0%	17,119	50.0%	20,308	50.0%
RAM Re	(57,670)	23.7%	4,457	23.7%	8,703	23.7%
Other	(588)	various	214	various	(212)	various

Total	$(51,802)		$(741,500)		$127,309

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CMG MI’s condensed balance sheets as of December 31, 2008 and 2007, and condensed statements of operations for the years ended December 31, 2008, 2007, and 2006 are as follows:

	December 31, 2008	December 31, 2007

	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$337,216	$290,173
Deferred policy acquisition costs	12,626	9,384
Other assets	29,510	16,837

Total assets	$379,352	$316,394

Liabilities:
Reserve for losses and loss adjustment expenses	$87,559	$28,815
Unearned premiums	22,410	23,274
Other liabilities	5,926	8,554

Total liabilities	115,895	60,643
Shareholders’ equity	263,457	255,751

Total liabilities and shareholders’ equity	$379,352	$316,394

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$108,808	$92,878	$80,937
Total expenses	93,670	44,223	22,913

Income before income taxes	15,138	48,655	58,024
Income tax expense	2,225	14,417	17,409

Net income	12,913	34,238	40,615
PMI’s ownership interest in common equity	50.0%	50.0%	50.0%

Total equity in earnings from CMG MI	$6,456	$17,119	$20,308

NOTE 6.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the years ended:

	2008	2007	2006
	(Dollars in thousands)
Beginning Balance	$18,305	$47,611	$49,471
Policy acquisition costs incurred and deferred	34,771	58,377	51,264
Amortization of deferred policy acquisition costs	(18,285)	(87,683)	(53,124)

Balance at December 31,	$34,791	$18,305	$47,611

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, as a result of a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007, the Company impaired its deferred policy acquisition cost asset related to its U.S. Mortgage Insurance Operations by $33.6 million relating to the 2007 book year. The deferred policy acquisition cost asset at December 31, 2008 includes only costs associated with the 2008 book of business and book years prior to 2007. In the second quarter of 2008, PMI Guaranty impaired its remaining deferred policy acquisition cost assets by $3.6 million, reducing its value to zero. PMI Guaranty did not incur any deferred policy acquisition costs during the last half of 2008 as runoff activities were effectively completed. The Company also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during 2008. Due to higher persistency levels experienced in the Company’s U.S. Mortgage Insurance portfolio in 2008 the Company changed the period over which it amortizes deferred policy acquisition costs in its U.S. Mortgage Insurance Operations. The change in the period over which deferred policy acquisition costs are amortized resulted in a decrease of $8.1 million in amortization of deferred policy acquisition costs.

NOTE 7.    PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis of, and accumulated depreciation and amortization for, property, equipment and software for the years ended:

	2008	2007
	(Dollars in thousands)
Software	$184,873	$185,376
Building and leasehold improvements	99,659	98,467
Furniture and equipment	48,105	47,484
Land	5,000	5,000

Property and equipment, at cost	337,637	336,327
Less accumulated depreciation and amortization	(206,426)	(179,019)

Total property, equipment and software, net of accumulated depreciation and amortization	$131,211	$157,308

Depreciation and amortization expense related to property, equipment including capital lease, and software totaled $29.3 million in 2008, $30.6 million in 2007 and $31.0 million in 2006. Capitalized costs associated with software developed for internal use were $8.1 million in 2008, $15.8 million in 2007 and $15.6 million in 2006.

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

	2008	2007	2006
	(Dollars in thousands)
Balance at January 1,	$1,177,309	$384,089	$360,360
Less: reinsurance recoverables	(36,917)	(3,741)	(3,278)

Net balance at January 1,	1,140,392	380,348	357,082
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	1,706,383	914,333	261,282
Prior years (1)	192,881	208,565	4,991

Total incurred	1,899,264	1,122,898	266,273
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(100,795)	(43,643)	(22,161)
Prior years	(727,576)	(323,755)	(222,491)

Total payments	(828,371)	(367,398)	(244,652)

Foreign currency translation effects	(4,927)	1,894	1,645
Net change in PMI Guaranty’s loss reserves (2)	20,250	2,650	—

Net ending balance at December 31,	2,226,608	1,140,392	380,348
Reinsurance recoverables	482,678	36,917	3,741

Balance at December 31,	$2,709,286	$1,177,309	$384,089

(1)	The $192.9 million, $208.6 million and $5.0 million increases in losses and LAE incurred in prior years, in 2008, 2007 and 2006, respectively, were due to re-estimates of ultimate claim rates and claim sizes from those established at the original notices of default, updated through the periods presented. These re-estimates of ultimate loss rates and amounts are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and/or expected ultimate claim rates. The increases in prior years’ reserves in 2008 and 2007 were primarily due to the significant weakening of the U.S. housing and mortgage markets and were driven by lower cure rates, higher claim rates and higher claim sizes.
(2)	Includes losses and LAE incurred of $29.9 million and payments of $9.6 million for the year ended December 31, 2008 from PMI Guaranty which is reported as discontinued operations in the consolidated statement of operations for all periods presented.

The increase in total consolidated loss reserves at December 31, 2008 compared to December 31, 2007 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations as a result of an increase in the default inventory, higher claim rates and higher average claim sizes. Upon receipt of default notices, future claim payments are estimated relating to those delinquent loans and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    DEBT AND REVOLVING CREDIT FACILITY

	December 31, 2008			December 31, 2007
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$153,027	$153,027	$250,000
6.625% Senior Notes, due September 15, 2036 (1)	150,000	77,144	77,144	150,000
Revolving Credit Facility	200,000	200,000	200,000	—
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	27,540	51,593	51,593
5.568% Senior Notes, Due November 15, 2008	—	—	—	45,000

Total debt	$651,593	$457,711	$481,764	$496,593

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at December 31, 2008 include accrued interest.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2008, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $7.6 million (pre-tax).

Effective January 1, 2008, the Company elected to adopt the fair value option presented by SFAS No. 159 for the Company’s 6.000% Senior Notes and 6.625% Senior Notes. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. (See Note 10. Fair Value Disclosures, for further discussion.)

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

In considering the initial adoption of the SFAS No. 159, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.568% Senior Notes—In August 2006, the Company completed the remarketing of approximately $345 million in principal amount of senior notes which matured in November 2008 and are referred to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing. Since the 5.568% Senior Notes were scheduled to mature in 2008, the Company did not elect to adopt the fair value option for the 5.568% Senior Notes. The 5.568% Senior Notes matured and were paid in November 2008.

Revolving Credit Facility—The Company has a $250 million revolving credit facility (the “facility”) for working capital, capital expenditures and other business purposes. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 20 to 1. There was $200 million outstanding under this facility and one letter of credit for approximately $0.25 million as of December 31, 2008.

In early 2008 the Company amended the facility and in May 2008 the Company drew $200 million on the facility. The facility includes a $50 million letter of credit sub-limit. The facility was reduced to $300 million in the first quarter of 2008 and was further reduced to $250 million on or about October 22, 2008 upon the sale of PMI Australia. Pursuant to the terms of the amendment, the Company’s ability to borrow under the facility was subject to a number of conditions, including that the stock of PMI Mortgage Insurance Co. (“MIC”) be pledged in favor of the lenders under the facility and noteholders under certain of the Company’s senior notes. The amended facility also contains additional restrictions on asset dispositions and investments. While the Company is generally permitted under the amended facility to make additional investments in MIC and its subsidiaries, the Company’s ability to invest in its reinsurance subsidiaries is subject to dollar limitations (other than with regard to four of TPG’s subsidiaries whose capital stock was pledged to the bank group on or about September 29, 2008). In the third quarter of 2008, the Company requested and received 100% of the lenders’ consent for the sale of PMI Australia and PMI Asia to a third party. (See Note 25, Subsequent Events, for further discussion.)

NOTE 10.    FAIR VALUE DISCLOSURES

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

Transition Impact:	January 1, 2008
	Before adoption		Gain/ (loss)	After adoption
	Carrying Value	Fair Value
Impact of adopting SFAS No. 157
Credit default swaps—liabilities	$26,921	$26,921	$—	$26,921
Impact of adopting SFAS No. 159
6.000% Senior Notes (1)	$252,461	$217,893	$34,568	$217,893
6.625% Senior Notes (1)	$150,224	$135,873	$14,351	$135,873

Cumulative-effect adjustment (pre-tax)			$48,919
Tax Impact			$17,120

Cumulative-effect adjustment (after-tax), increase to retained earnings			$31,799

(1)	The carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes before adoption include accrued interest and unamortized deferred costs. The fair value and carrying value after adoption of these notes include accrued interest.

The following table presents the difference between fair values as of December 31, 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted SFAS No. 159, the Company’s diluted loss per share for the year ended December 31, 2008 would have been $(12.39) per share.

	Fair Value (including accrued interest) as of December 31, 2008	Principal amount and accrued interest	Difference
Long-term debt
6.000% Senior Notes	$153,027	$254,375	$101,348
6.625% Senior Notes	$77,144	$152,898	$75,754

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	December 31, 2008			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities	$—	$1,994,025	$3,441	$1,997,466
Equity securities	5,576	211,809	4,464	221,849
Short-term investments	2,280	—	—	2,280
Cash and cash equivalents	1,483,313	—	—	1,483,313
Accrued investment income	36,323	—	—	36,323

Total assets	$1,527,492	$2,205,834	$7,905	$3,741,231

Liabilities
Credit default swaps	$—	$—	$54,542	$54,542
6.000% Senior Notes	—	153,027	—	153,027
6.625% Senior Notes	—	77,144	—	77,144

Total liabilities	$—	$230,171	$54,542	$284,713

PMI Europe’s credit default swap (“CDS”) contracts are valued using internal proprietary models because these instruments are unique, complex, and private and are often highly customized transactions, for which observable market quotes are not regularly available. Due to the lack of observable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS No. 157 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed income and equity securities classified as Level 3 under SFAS No. 157 are not publicly or actively traded, and the prices are not readily available. The fair values of these investments are management’s best estimate and will be reassessed periodically.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of SFAS No. 157.

	Total Fair Value Measurements Year Ended December 31, 2008
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
	(Dollars in thousands)
Balance, January 1, 2008	$3,704	$5,706	$(26,921)
Total gains or losses
Included in earnings (1)	(263)	(1,242)	(11,275)
Included in other comprehensive income	—	—	889
Purchase, issuance and settlements (2)	—	—	(17,235)

Balance, December 31, 2008	$3,441	$4,464	$(54,542)

(1)	The combined losses on equity and fixed income securities of $1.5 million for 2008 are included in net investment income in the Company’s consolidated statement of operations. The loss on credit default swaps of $11.3 million for the year ended December 31, 2008 is included in other (loss) income in the Company’s consolidated statement of operations.
(2)	The purchase, issuance and settlements of $17.2 million for 2008 represent net cash received on credit default swaps.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the years ended:

	2008	2007	2006
	(Dollars in thousands)
Premiums written
Direct	$942,580	$984,903	$825,291
Assumed	15,313	10,040	7,578
Ceded	(188,998)	(181,021)	(159,998)

Net premiums written	$768,895	$813,922	$672,871

Premiums earned
Direct	$964,512	$986,591	$860,118
Assumed	12,851	7,657	8,773
Ceded	(191,204)	(178,808)	(159,359)

Net premiums earned	$786,159	$815,440	$709,532

Losses and loss adjustment expenses
Direct	$2,363,233	$1,157,378	$268,159
Assumed	441	(9)	(439)
Ceded	(464,410)	(34,471)	(1,447)

Net losses and LAE	$1,899,264	$1,122,898	$266,273

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 98.9% of total ceded premiums written in 2008 compared to 99.2% and 99.8% in 2007 and 2006, respectively. The Company recorded $482.7 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of December 31, 2008, compared to $36.9 million as of December 31, 2007. As of December 31, 2008 and 2007, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $860.1 million and $702.6 million, respectively.

NOTE 12.    INCOME TAXES

The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Current	$(22,614)	$(27,920)	$83,730
Deferred	(411,352)	(218,602)	18,886

Total income tax (benefit) expense from continuing operations	$(433,966)	$(246,522)	$102,616

Section 832(e) of the Internal Revenue Code permits mortgage guaranty insurers to deduct, within certain limitations, additions to statutory contingency reserves. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company purchased $51.0 million of tax and loss bonds in 2006 and did not purchase any tax and loss bonds in 2007 and 2008. The Company redeemed tax and loss bonds of $396.3 million in 2008, $62.7 million in 2007 and $48.6 million in 2006. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense. The increase/decrease in current and deferred income tax expense in 2008 as compared to 2007 is primarily attributable to an increase in deferred tax assets due primarily to loss reserves and unrealized investment losses. The decrease in current and deferred income tax expense in 2007 as compared to 2006 is primarily attributable to the reversal of contingency reserve deductions related to tax and loss bonds.

The components of the income tax expense for 2008 included no foreign provision for current tax expense and a deferred tax benefit of $4.0 million primarily related to PMI Europe.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on (loss) income from operations before income taxes is shown in the following table:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	2.2	2.1	(6.3)
Equity in (losses) earnings from unconsolidated subsidiaries	0.0	(3.9)	(7.2)
Valuation allowance	(0.5)	(13.4)	—
State taxes, net	0.2	0.3	0.9
Foreign taxes, net	(2.0)	(0.4)	(1.1)
Other	(2.1)	(0.1)	2.4

Effective income tax rate	32.8%	19.6%	23.7%

PMI has provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely.

The Company has foreign net operating loss carryforwards of approximately $61.4 million that will expire in 2012-2027, or will carryforward indefinitely. The Company has recorded a tax benefit of $3.7 million attributable to these losses, based on the expectation that such losses will be utilized in future years. Additionally, state deferred tax liabilities related to investments in certain subsidiaries reflect tax benefits of approximately $5.9 million attributable to approximately $66.8 million of state operating loss carryforwards that could reduce future dividend income.

The Company has tax credit carryforwards of approximately $64.9 million, primarily related to the payment of alternative minimum tax and foreign taxes.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	December 31, 2008	December 31, 2007

	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$64,901	$55,473
Discount on loss reserves	28,350	18,384
Unearned premium reserves	5,762	6,979
Unrealized net losses on investments	84,098	—
Basis difference on investments in unconsolidated subsidiaries	245,339	214,258
Pension costs and deferred compensation	20,604	12,987
Contingency reserve deduction, net of tax and loss bonds	182	—
Other assets	15,494	10,506

Total deferred tax assets	464,730	318,587

Deferred tax liabilities:
Contingency reserve deduction, net of tax and loss bonds	—	2,339
Deferred policy acquisition costs	11,311	5,580
Unrealized net gains on investments	—	21,316
Unrealized net gains on debt	72,857	—
Software development costs	18,906	21,683
Equity in earnings from unconsolidated subsidiaries	32,453	40,126
Other liabilities	6,378	10,565

Total deferred tax liabilities	141,905	101,609

Net deferred tax asset	322,825	216,978
Valuation allowance	(174,641)	(168,103)

Net deferred tax asset	$148,184	$48,875

As of December 31, 2008, a tax valuation allowance of $174.6 million was recorded against a $322.8 million deferred tax asset related to unrealized losses primarily related to FGIC, RAM Re and preferred investments. The Company did not record a valuation allowance against the remaining deferred tax assets as it is management’s expectation that these will “more likely than not” be utilized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

When incurred, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company incurred interest and penalties of approximately $0.5 million in 2008. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
California	from 2003 to present
Ireland	from 2005 to present
Canada	from 2006 to present

As of December 31, 2008, the Company is subject to federal examination in the U.S. from 2005 through the present as in 2007 the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2004 in 2008.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases and capital leases in the aggregate for the five years subsequent to 2008 and thereafter are as follows:

	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
Year ending December 31,
2009	$642	$2,069	$2,711
2010	161	1,603	1,764
2011	—	979	979
2012	—	780	780
2013	—	506	506
Thereafter	—	886	886

Total minimum lease payments	$803	$6,823	$7,626

Rent expense for all leases was $3.8 million for 2008, $3.5 million for 2007 and $5.1 million for 2006.

Income Taxes—As of December 31, 2008, no tax issues from the recently closed IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations—The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of December 31, 2008, the Company had committed to fund, if called upon to do so, $3.0 million of additional equity in certain limited partnership investments. In addition, the Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

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

NOTE 14.    RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an Agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. The $22.9 million deposit is included in cash and cash equivalents on the Company’s consolidated balance sheet at December 31, 2008.

PMI Europe is required to pledge collateral for the benefit of the counterparty under the terms of certain credit default swap and reinsurance transactions it has concluded. As of December 31, 2008, PMI Europe pledged collateral of $32.8 million on credit default swap transactions and $60.7 million related to U.S. sub-prime related reinsurance transactions. The collateral of $93.5 million is included in investments and cash and cash equivalents on the Company’s consolidated balance sheet at December 31, 2008.

NOTE 15.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—In March 2007, the Company repurchased 325,000 common shares for $14.2 million under a $400 million common share repurchase program authorized by the Board of Directors in July 2006. In May 2007, upon completion of a $345 million accelerated share repurchase program entered into in 2006, The PMI Group received the final delivery of 436,152 common shares bringing the total received under the accelerated share repurchase program to 7,624,700 shares. The average price paid per common share upon completion of this program was $45.25 per common share.

In February 2007, the Board of Directors authorized the repurchase of additional common shares in an amount not to exceed $150 million. Pursuant to this program, in June 2007, the Company repurchased 468,500 common shares for $22.7 million, or $48.48 per common share. In July 2007, the Board of Directors increased the $150 million repurchase authorization to $300 million. From July 1, 2007 through September 30, 2007, the Company repurchased 5,454,381 common shares for $178.0 million, or $32.64 per common share. While approximately $100.0 million remains on the $300 million repurchase authorization, the Company did not repurchase additional common shares in 2008.

Dividends—PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. In 2006 and 2007, the Arizona Director approved two extraordinary dividend requests totaling $450 million. PMI paid $265 million of the $450 million of approved extraordinary dividends to The PMI Group in 2006 and 2007. We do not anticipate that PMI will pay any dividends to The PMI Group in 2009 and 2010. Any payment of the remaining $185 million of approved dividends by PMI to The PMI Group requires prior written notice to the Director of the Arizona Department of Insurance, who could withdraw approval of such dividends.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or series of the shares, voting rights, and other terms. The Company may issue, without the approval of the holders of common shares, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock.

Pursuant to the support agreement described in Note 21, Capital Support Agreements, the Company has agreed that, in the event that Allstate, the Company’s former parent, makes a payment contemplated by the Allstate Support Agreements or the runoff support agreement, Allstate will have the right to receive preferred stock of The PMI Group or PMI with a liquidation preference equal to the amount of such payment. Such preferred stock will rank senior in right of payment to the issuer’s common stock and, so long as such preferred stock is outstanding, the issuer thereof will be prohibited from paying any dividends or making any other distributions on its common stock.

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

On May 17, 2007, The PMI Group’s Board of Directors approved an amendment to the Retirement Plan. The amendment changed the Plan’s benefit formula from a “final pay” pension formula to a cash balance formula. The amendment took effect immediately for employees hired or rehired on or after September 1, 2007. For employees hired before and continuously employed on September 1, 2007, the amendment will take effect on January 1, 2011. Under the new cash balance plan formula, the Company will contribute 8% of qualified employees’ compensation to cash balance accounts and credit interest at a rate equal to the 30-year Treasury Bond rate.

In the third quarter of 2008, the Company initiated a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. PMI incurred expenses of $33.1 million in 2008 as a result of this Program. In addition, the Company contributed $10 million to the Retirement Plan in January 2008 and an additional $31.0 million in December 2008. Approximately $24.0 million of this contribution was nondeductible for tax purposes. The Company has filed with the IRS to have the nondeductible portion refunded to avoid excise tax penalties.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and fair value of plan assets for the years ended and the accumulated benefit obligation at year end is as follows:

	Pension Benefits (including SERP)			Other Post-Employment Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands, except percentages)
Funded Status
Projected Benefit Obligation
Benefit obligation at January 1	$85,964	$85,921	$94,105	$11,046	$10,248	$9,875
Service cost	7,611	8,278	10,249	451	507	564
Interest cost	5,454	5,226	6,007	738	648	585
Actuarial loss (gain)	1,718	1,696	(3,735)	1,572	27	(393)
Benefits paid	(1,148)	(3,302)	(6,770)	(412)	(384)	(383)
Effect of plan amendments	—	(11,855)	—	—	—	—
Effect of curtailments	(1,312)	—	—	507	—	—
Effect of settlements	(45,836)	—	(13,935)	—	—	—
Special termination benefits	16,908	—	—	1,477	—	—

Benefit obligation at December 31	$69,359	$85,964	$85,921	$15,379	$11,046	$10,248

Fair Value of Plan Assets
Fair value of plan assets at January 1	$91,098	$77,596	$64,904	$—	$—	$—
Actual return on plan assets	(28,942)	6,576	9,139	—	—	—
Company contribution (1)	17,916	10,228	24,258	412	384	383
Benefits paid	(1,148)	(3,302)	(20,705)	(412)	(384)	(383)
Settlements	(45,836)	—	—	—	—	—

Fair value of plan assets at December 31	$33,088	$91,098	$77,596	$—	$—	$—

Funded status
Funded status of plan at December 31	$(36,271)	$5,134	$(8,325)	$(15,379)	$(11,046)	$(10,248)

Accumulated benefit obligation	$65,125	$77,571	$65,368	N/A	N/A	N/A
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$28,168	$7,354	$5,729	$6,223	$5,072	$5,481
Prior service credit	(7,130)	(11,058)	(168)	(5,921)	(8,429)	(9,267)

Amount recognized in accumulated other comprehensive income	$21,038	$(3,704)	$5,561	$302	$(3,357)	$(3,786)

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	N/A	N/A	N/A	239	215	45
Decrease	N/A	N/A	N/A	(132)	(123)	(37)

(1)	The 2008 contribution is reflected net of the $24 million refund that was nondeductible for tax purposes.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the underfunded status of the pension benefits is the underfunded status of The SERP Plan of $12.9 million and the underfunded status of PMI’s retirement plan of $23.4 million resulting in a net underfunded status of $36.3 million.

	Pension Benefits (including SERP)			Other Post-Employment Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands, except percentages)
Components of net periodic benefit cost
Service cost	$7,611	$8,278	$10,249	$450	$507	$564
Interest cost	5,454	5,226	6,007	738	648	585
Expected return on assets	(7,591)	(6,968)	(5,728)	—	—	—
Prior service cost amortization	(1,510)	(964)	(21)	(838)	(838)	(838)
Actuarial loss recognized	470	463	1,200	422	437	338
Curtailment gain	(2,441)	—	—	(1,163)	—	—
Additional cost related to settlement	15,677	—	6,164	—	—	—

Net periodic benefit cost	$17,670	$6,035	$17,871	$(391)	$754	$649

Cost of special termination benefits	$16,908	$—	$—	$1,477	$—	$—
Assumptions to determine net periodic benefit cost
Discount rate	6.17%-6.34%	6.06%*	5.75%	6.12%-6.30%	5.89%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	9.00%	9.00%	10.00%

Expected benefit payments
2009	$10,835			$855
2010	$5,293			$853
2011	$8,892			$863
2012	$6,570			$863
2013	$6,850			$853
2014-2018	$43,811			$4,453
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	N/A	N/A	N/A	23	18	8
Decrease	N/A	N/A	N/A	(10)	(8)	(5)
The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit in 2009 are as follows:
Actuarial loss	$2,479			$537
Prior service credit	(1,116)			(654)

Total	$1,363			$(117)

*	Prior to the plan amendment in May 2007, the discount rate used to determine the net periodic cost was 5.95%.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, the Company contributed $41.0 million to its Retirement Plan. Approximately $24.0 million of this contribution was nondeductible for tax purposes. The Company has filed with the IRS to have the nondeductible portion refunded to avoid excise tax penalties. The Company intends to contribute between $15 million and $20 million to its Retirement Plan in 2009. The benefit costs increased in 2008 compared to 2007 primarily due to pension settlement costs associated with the VERP initiated in the third quarter of 2008 (discussed above). The benefit costs for 2007 decreased from 2006 primarily due to the amendment to the Retirement Plan in May 2007 (discussed above). The amendment reduced the Plan’s projected benefit obligation by $11.8 million and the reduction was recorded as an adjustment to accumulated other comprehensive income on the Company’s consolidated balance sheet. The adjustment will be amortized through other underwriting and operating expenses over time.

The Company’s accumulated benefit obligation for its Retirement Plan and SERP Plan at December 31, 2008 was $53.1 million and $12.0 million, respectively, the combination of which equals the $65.1 million accumulated benefit obligation. As of December 31, 2008, the combined fair value of plan assets is approximately $32.0 million lower than our combined accumulated benefit obligation excluding the nondeductible contribution of $24 million. The health care cost trend on covered charges for other postretirement benefits was 9% in 2008, which will be reduced to 5% in 2013.

	Target Allocation	Percentage of Plan Assets at December 31,
		2008	2007
Asset allocation:
U.S. stocks	40% - 60%	40%	55%
International stocks	0% - 30%	4%	16%
U.S. fixed income securities	20% - 50%	36%	29%
U.S. cash and cash equivalents*	0% - 10%	20%	0%

Total		100%	100%

*	In 2008, excludes $24 million of cash and cash equivalents related to the nondeductible contributions.

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

Savings and Profit Sharing Plans—All U.S. full-time, part-time and certain temporary employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“401(k) Plan”). Eligible employees who participate in the 401(k) Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $0.9 million for 2008, $2.1 million for 2007 and $3.3 million for 2006. Contract underwriters are covered under The PMI Group, Inc. Alternate 401(k)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan, under which there are no matching Company contributions. In addition to the 401(k) Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan was $7.4 million and $17.7 million as of December 31, 2008 and 2007, respectively, and is included in other liabilities and accrued expenses.

NOTE 17.    SHARE-BASED COMPENSATION

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

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Based on the features of the ESPP, it is considered compensatory according to the provisions of SFAS No. 123R. Under the ESPP, the Company issued 470,671 treasury shares in 2008, 151,953 treasury shares in 2007, and 128,467 treasury shares in 2006. SFAS No. 123(R) requires expense recognition of the amount of the discount to current fair value of ESPP shares purchased by employees.

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

As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the year ended December 31, 2007 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.

SFAS No. 123R requires cash flows resulting from gross excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options in excess of the deferred tax asset attributable to share compensation costs for such options. Cash received from option exercises and the ESPP for the years ended December 31, 2008, 2007 and 2006, was $1.6 million, $27.3 million and $41.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.0 million, $7.0 million and $6.2 million, respectively.

The Company recognized share-based compensation expense of $8.8 million (pre-tax), $16.1 million (pre-tax) and $12.2 million (pre-tax) for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was approximately $4.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to employees. This unrecognized expense is expected to be recognized over a weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	76.5%	22.9%	28.8%
Expected dividends	0.95%	0.48%	0.49%
Expected term (in years)	3.8	4.2	4.3
Risk-free rates	2.12%	4.59%	4.40%

Since the Company’s restricted stock units do not participate in dividends during their vesting period, their fair value is determined using the closing price of the Company’s stock on the date of grant less the present value of anticipated dividends over the vesting period. The discount rate used is the risk-free rate as of the date of grant of 2.12%.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Activity

A summary of the share-based compensation activity under the Equity Incentive Plan as of December 31, 2008, 2007 and 2006 and changes during the three years then ended is presented below:

	2008		2007		2006
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	6,972,488	$38.89	6,326,883	$35.26	6,289,941	$32.40
Granted	553,800	$5.25	1,587,047	$46.93	1,352,693	$43.02
Exercised	—	—	(894,710)	$26.97	(1,281,025)	$30.89
Forfeited/expired	(404,192)	$38.02	(46,732)	$43.63	(34,726)	$27.68

Outstanding at end of year	7,122,096	$36.32	6,972,488	$38.89	6,326,883	$35.26

Vested and Exercisable at year end	5,846,683	$36.82	4,589,129	$35.44	5,077,409	$33.34
Weighted-average fair value of options granted		$2.81		$11.89		$12.84
Reserved for future grants	1,299,522	—	2,923,422	—	4,494,737	—

The total intrinsic value of options exercised during 2007 and 2006, was $19.8 million and $18.7 million, respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2008 and vested and exercisable as of December 31, 2008 was 4.3 and 3.5 years, respectively. There was no aggregate intrinsic value for the options outstanding as of December 31, 2008 or for the options vested and exercisable as of December 31, 2008.

A summary of the restricted stock unit activity under the Equity Incentive Plan as of December 31, 2008 and changes during the year then ended is presented below:

	Restricted Stock Units	Weighted Average Fair Value
Outstanding at beginning of year	—	$—
Granted	1,313,000	$5.13
Vested	23,500	$5.15
Forfeited/expired	188,800	$5.15

Outstanding at end of year	1,100,700	$5.13

The weighted-average remaining contractual life of restricted stock units outstanding as of December 31, 2008 and vested and exercisable as of December 31, 2008 was 2.4 years, respectively. The aggregate intrinsic value for the restricted stock units outstanding as of December 31, 2008 was $2.1 million.

NOTE 18.    BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present segment income or loss and balance sheets as of and for the years ended:

	Year Ended December 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$772,173	$13,942	$—	$44	$786,159
Net investment income	115,219	12,913	—	10,245	138,377
Net realized investment (losses) gains	(47,600)	261	—	(1,003)	(48,342)
Impairment of unconsolidated subsidiaries	—	—	(90,868)	—	(90,868)
Change in fair value of certain debt instruments	—	—	—	123,595	123,595
Net loss from credit default swaps	—	(11,275)	—	—	(11,275)
Other (loss) income	(351)	5	—	10,487	10,141

Total revenues (expenses)	839,441	15,846	(90,868)	143,368	907,787

Losses and expenses
Losses and loss adjustment expenses	1,835,720	63,544	—	—	1,899,264
Amortization of deferred policy acquisition costs	15,586	2,699	—	—	18,285
Other underwriting and operating expenses	123,368	39,903	—	55,312	218,583
Interest expense	139	—	—	40,868	41,007

Total losses and expenses	1,974,813	106,146	—	96,180	2,177,139

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(1,135,372)	(90,300)	(90,868)	47,188	(1,269,352)
Equity in earnings (losses) from unconsolidated subsidiaries	6,456	—	(57,670)	(588)	(51,802)

(Loss) income from continuing operations before income taxes	(1,128,916)	(90,300)	(148,538)	46,600	(1,321,154)
Income tax (benefit) expense from continuing operations	(419,371)	(3,264)	(24,540)	13,209	(433,966)

(Loss) income from continuing operations	(709,545)	(87,036)	(123,998)	33,391	(887,188)
Loss from discontinued operations, net of taxes	—	(17,200)	(24,120)	—	(41,320)

Net (loss) income	$(709,545)	$(104,236)	$(148,118)	$33,391	$(928,508)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$800,937	$14,446	$—	$57	$815,440
Net investment income	110,355	10,848	—	11,349	132,552
Net realized investment gains (losses)	4,587	(164)	—	9,437	13,860
Impairment of unconsolidated subsidiary	—	—	(38,499)	—	(38,499)
Net loss from credit default swaps	—	(14,447)	—	—	(14,447)
Other income (loss)	85	(114)	—	14,308	14,279

Total revenues (expenses)	915,964	10,569	(38,499)	35,151	923,185

Losses and expenses
Losses and loss adjustment expenses	1,096,093	26,805	—	—	1,122,898
Amortization of deferred policy acquisition costs	84,214	3,469	—	—	87,683
Other underwriting and operating expenses	95,557	18,104	—	79,256	192,917
Interest expense	108	—	—	33,283	33,391

Total losses and expenses	1,275,972	48,378	—	112,539	1,436,889

Loss before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(360,008)	(37,809)	(38,499)	(77,388)	(513,704)
Equity in earnings (losses) from unconsolidated subsidiaries	17,119	—	(758,833)	214	(741,500)

Loss from continuing operations before income taxes	(342,889)	(37,809)	(797,332)	(77,174)	(1,255,204)
Income tax benefit from continuing operations	(152,073)	(2,529)	(62,576)	(29,344)	(246,522)

Loss from continuing operations	(190,816)	(35,280)	(734,756)	(47,830)	(1,008,682)
Income from discontinued operations, net of taxes	—	90,270	3,086	—	93,356

Net (loss) income	$(190,816)	$54,990	$(731,670)	$(47,830)	$(915,326)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$687,993	$21,474	$—	$65	$709,532
Net investment income	105,893	9,803	—	22,098	137,794
Net realized investment gains (losses)	3,789	1,164	—	(4,635)	318
Net gain from credit default swaps	—	7,431	—	—	7,431
Other (loss) income	(69)	(188)	—	13,526	13,269

Total revenues	797,606	39,684	—	31,054	868,344

Losses and expenses
Losses and loss adjustment expense	263,037	3,238	—	(2)	266,273
Amortization of deferred policy acquisition costs	51,979	1,145	—	—	53,124
Other underwriting and operating expenses	100,569	11,626	—	93,753	205,948
Interest expense	2	—	—	37,928	37,930

Total losses and expenses	415,587	16,009	—	131,679	563,275

Income (loss) before equity in earnings (losses) from unconsolidated subsidiaries	382,019	23,675	—	(100,625)	305,069
Equity in earnings (losses) from unconsolidated subsidiaries	20,308	—	107,213	(212)	127,309

Income (loss) from continuing operations before income taxes	402,327	23,675	107,213	(100,837)	432,378
Income tax expense (benefit) from continuing operations	112,010	9,446	10,559	(29,399)	102,616

Income (loss) from continuing operations	290,317	14,229	96,654	(71,438)	329,762
Income from discontinued operations, net of taxes	—	89,284	605	—	89,889

Net income (loss)	$290,317	$103,513	$97,259	$(71,438)	$419,651

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,184,751	$264,322	$—	$255,835	$3,704,908
Investments in unconsolidated subsidiaries	135,082	—	—	15,295	150,377
Reinsurance recoverables	482,678	—	—	—	482,678
Deferred policy acquisition costs	32,317	2,474	—	—	34,791
Property, equipment and software, net of accumulated depreciation and amortization	54,230	948	—	76,033	131,211
Other assets (liabilities)	262,166	14,424	70,696	(26,852)	320,434

Total assets	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

Liabilities
Reserve for losses and loss adjustment expenses	$2,624,504	$84,782	$—	$—	$2,709,286
Unearned premiums	86,187	25,449	—	20	111,656
Debt	—	—	—	481,764	481,764
Other liabilities (assets)	190,348	78,436	—	(25,316)	243,468

Total liabilities	2,901,039	188,667	—	456,468	3,546,174
Shareholders’ equity (deficit)	1,250,185	93,501	70,696	(136,157)	1,278,225

Total liabilities and shareholders’ equity	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,155,173	$327,955	$201,632	$107,028	$2,791,788
Investments in unconsolidated subsidiaries	131,225	—	163,661	14,914	309,800
Reinsurance recoverables	35,930	987	—	—	36,917
Deferred policy acquisition costs	10,474	3,921	3,910	—	18,305
Property, equipment and software, net of accumulated depreciation and amortization	75,884	2,095	187	79,142	157,308
Other assets	188,018	12,174	52,918	49,657	302,767
Assets—discontinued operations—held for sale	—	1,453,555	—	—	1,453,555

Total assets	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

Liabilities
Reserve for losses and loss adjustment expenses	$1,133,080	$41,579	$2,650	$—	$1,177,309
Unearned premiums	107,200	22,983	6,709	29	136,921
Debt	—	—	50,000	446,593	496,593
Other liabilities (assets)	129,246	46,652	2,892	(515)	178,275
Liabilities—discontinued operations—held for sale	—	568,380	—	—	568,380

Total liabilities	1,369,526	679,594	62,251	446,107	2,557,478
Shareholders’ equity (deficit)	1,227,178	1,121,093	360,057	(195,366)	2,512,962

Total liabilities and shareholders’ equity	$2,596,704	$1,800,687	$422,308	$250,741	$5,070,440

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    DISCONTINUED OPERATIONS

During the third quarter of 2008, PMI Australia, PMI Asia and PMI Guaranty were reported as discontinued operations. As a result, the Company classifies the assets and liabilities of PMI Australia and PMI Asia as discontinued operations for all periods presented. The assets and liabilities of PMI Guaranty, which were disposed of other than by sale, are classified in the consolidated balance sheet according to their nature. In addition, where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
PMI Australia	$51,114	$80,005	$84,539
PMI Asia	10,435	10,265	4,745
PMI Guaranty	(24,120)	3,086	605

Income from discontinued operations	$37,429	$93,356	$89,889
Loss from sale of discontinued operations, net of taxes	(78,749)	—	—

Total (loss) income from discontinued operations	$(41,320)	$93,356	$89,889

Summarized below are the overall operating components for each entity, as well as certain asset and liability information.

Sale of PMI Australia—On October 22, 2008, the Company sold PMI Australia to a third party. As a result of the sale, the Company classified the operations, and assets and liabilities of PMI Australia as discontinued operations for all periods presented. The Company received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and a note receivable in the principal amount of approximately $187 million from the sale of PMI Australia. The Company recorded a loss on the sale primarily due to the contingent nature of the note, which cannot currently be recognized and selling and other costs, including a $46.5 million reinsurance premium associated with the transaction, which was partially offset by a net realized gain of $124.1 million from realization of accumulated currency translation gains in accumulated other comprehensive income.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents PMI Australia’s results of operations, which were recorded as discontinued operations, and loss on the impairment of PMI Australia:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Premiums earned	$151,018	$167,106	$145,393
Net investment income	68,178	72,501	54,741
Other (loss) income	(28,391)	1,139	1,879

Total revenues	190,805	240,746	202,013
Losses and loss adjustment expenses	73,296	77,500	36,310
Other underwriting and operating expenses	44,105	48,632	44,870

Income before income taxes from discontinued operations	73,404	114,614	120,833
Income tax expense	22,290	34,609	36,294

Income from discontinued operations	$51,114	$80,005	$84,539
Loss from sale of discontinued operations, net of taxes	(64,567)	—	—

Total (loss) income from discontinued operations	$(13,453)	$80,005	$84,539

The following is a summary as of December 31, 2007 of the assets and liabilities of PMI Australia held for sale and included under the captions “Assets – discontinued operations” and “Liabilities – discontinued operations” on the Company’s consolidated balance sheet:

December 31, 2007
(Dollars in thousands)
Assets
Cash and investments, at fair value	$1,294,688
Premiums receivable and other assets	84,070

Total assets	$1,378,758

Liabilities
Reserve for losses and LAE	$65,060
Unearned premiums	452,743
Other liabilities	27,159

Total liabilities	$544,962

Sale of PMI Asia—On December 17, 2008, the Company completed the sale of PMI Asia and received approximately $51.6 million in cash equal to 92.5% of PMI Asia’s book value as of June 30, 2008. The Company classified the operations, assets and liabilities of PMI Asia as discontinued operations for all periods presented.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents PMI Asia’s results of operations, which were recorded as discontinued operations, and the loss from the impairment of PMI Asia:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Total revenues	$15,147	$13,669	$6,902
Losses, loss adjustment expenses and other underwriting and operating expenses	3,339	1,946	1,150

Income before income taxes from discontinued operations	11,808	11,723	5,752
Income tax expense	1,373	1,458	1,007

Income from discontinued operations	$10,435	$10,265	$4,745
Loss from sale of discontinued operations, net of taxes	(14,182)	—	—

Total (loss) income from discontinued operations	$(3,747)	$10,265	$4,745

The following is a summary as of December 31, 2007 of the assets and liabilities of PMI Asia held for sale and included under the captions “Assets – discontinued operations” and “Liabilities – discontinued operations” on the Company’s consolidated balance sheet:

December 31, 2007
(Dollars in thousands)
Assets
Cash and investments, at fair value	$70,587
Premiums receivable and other assets	4,210

Total assets	$74,797

Liabilities
Reserve for losses and LAE	$230
Unearned premiums	21,583
Other liabilities	1,605

Total liabilities	$23,418

Discontinued Operations of PMI Guaranty—PMI Guaranty has completed its runoff activities, and is reported as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of PMI Guaranty are as follows for the years ended:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Total revenues	$2,380	$10,488	$2,038
Losses and LAE	29,856	2,649	—
Other underwriting and operating expenses	11,440	6,388	1,286

(Loss) income before income taxes from discontinued operations	(38,916)	1,451	752
Income tax (benefit) expense	(14,796)	(1,635)	147

Total (loss) income from discontinued operations	$(24,120)	$3,086	$605

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

The following table presents PMI’s statutory net (loss) income, statutory surplus and contingency reserve liability as of and for the years ended as follows:

	2008	2007	2006
	(Dollars in thousands)
Statutory net (loss) income	$(748,164)	$(295,751)	$315,137
Statutory surplus	$585,801	$581,985	$619,460
Contingency reserve liability	$1,056,223	$2,341,956	$2,738,358

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve included in total liabilities, with annual additions equal to 50% of premiums earned for that year. During 2008, PMI contributed $410.4 million to the reserve. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses. The Company withdrew $1.7 billion from its contingency reserves predominantly due to actual losses exceeding 35% of the corresponding earned premiums.

NOTE 21.    CAPITAL SUPPORT AGREEMENTS

PMI has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which PMI may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. PMI also has a capital support agreement, whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of December 31, 2008, CMG MI’s risk-to-capital ratio was 16.2 to 1.

PMI also has a capital support agreement with PMI Canada. Because the Company terminated its Canadian operations in PMI Canada, we believe it is unlikely that there is any remaining material support obligation under the PMI Canada capital support agreement.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 27, 1994, Allstate Support Agreements were terminated with respect to policies issued after October 27, 1994, but continue in modified form (as so modified, the “Runoff Support Agreement”) for policies written prior to such termination. Under the terms of the Runoff Support Agreement, Allstate may, at its option, either directly pay or cause to be paid, claims relating to policies written during the terms of the respective Allstate Support Agreements if PMI fails to pay such claims or, in lieu thereof, make contributions directly to PMI or The PMI Group. In the event any amounts are paid or contributed, the likelihood of which management believes is remote, Allstate would receive subordinated debt or preferred stock of PMI or The PMI Group in return. No payment obligations have arisen under the Runoff Support Agreement. As of December 31, 2008, less than $235 million of risk in force was subject to the Runoff Support Agreement.

NOTE 22.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2008	First	Second	Third	Fourth	Year (1)
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues (2), (3)	$231,781	$259,564	$225,461	$190,981	$907,787
Net loss	$(305,916)	$(250,970)	$(149,309)	$(180,993)	$(887,188)
Basic EPS	(3.77)	(3.09)	(1.83)	(2.22)	(10.90)
Diluted EPS	(3.77)	(3.09)	(1.83)	(2.22)	(10.90)

Discontinued operations:
Revenues (2)	$84,851	$71,763	$38,765	$12,954	$208,333
Net income	$31,952	$4,684	$386	$407	$37,429
Basic EPS	0.40	0.06	—	—	0.46
Diluted EPS	0.40	0.06	—	—	0.46

(Loss) gain on sale of discontinued operations:
(Loss) gain on sale of PMI Australia and PMI Asia	$—	$—	$(80,490)	$1,741	$(78,749)
Basic EPS	—	—	(0.98)	0.03	(0.96)
Diluted EPS	—	—	(0.98)	0.03	(0.96)

Total operations:
Revenues (2)	$316,632	$331,327	$264,226	$203,935	$1,116,120
Net loss	$(273,964)	$(246,286)	$(229,413)	$(178,845)	$(928,508)
Basic EPS	(3.37)	(3.03)	(2.81)	(2.19)	(11.40)
Diluted EPS	(3.37)	(3.03)	(2.81)	(2.19)	(11.40)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007	First	Second	Third	Fourth	Year (1)
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues (2), (3)	$236,719	$237,295	$240,681	$208,490	$923,185
Net income (loss)	$80,615	$55,641	$(110,635)	$(1,034,303)	$(1,008,682)
Basic EPS	0.92	0.65	(1.32)	(12.76)	(11.92)
Diluted EPS	0.92	0.63	(1.32)	(12.76)	(11.92)

Discontinued operations:
Revenues (2)	$58,500	$63,057	$69,622	$73,724	$264,903
Net income	$21,418	$28,192	$23,862	$19,884	$93,356
Basic EPS	0.25	0.32	0.28	0.25	1.11
Diluted EPS	0.24	0.32	0.28	0.25	1.11

Total operations:
Revenues (2)	$295,219	$300,352	$310,303	$282,214	$1,188,088
Net income (loss)	$102,033	$83,833	$(86,773)	$(1,014,419)	$(915,326)
Basic EPS	1.17	0.97	(1.04)	(12.51)	(10.81)
Diluted EPS	1.16	0.95	(1.04)	(12.51)	(10.81)

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(2)	The revenues do not include equity in (losses) earnings from unconsolidated subsidiaries.
(3)	Revenues from continuing operations include interest income on a surplus note with PMI Guaranty which is classified as discontinued operations.

NOTE 23.    COMPREHENSIVE INCOME

The following table shows the components of other comprehensive (loss) income for the years ended December 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Unrealized gains on investments
Total change in unrealized gains arising during the year, net of tax benefit	$(136,326)	$(61,258)
Less: realized investment losses, net of tax benefit	(34,553)	679

Change in unrealized gains arising during the year, net of tax (benefit) of ($54,581) and ($26,501), respectively	(101,773)	(61,937)
Defined benefit pension plans
Current year actuarial loss	(24,466)	(1,357)
Recognition of actuarial loss	10,190	301
Current year prior service credit	—	7,706
Recognition of prior service credit	(4,184)	(627)
Other	1,867	(2,147)

Defined benefit pension plans, net of tax (benefit) of ($12,236) and ($5,389), respectively	(16,593)	3,876
Accretion of cash flow hedges, net of tax expense of $214 and $214, respectively	398	398
Foreign currency translation adjustments
Total change in unrealized gains on foreign currency translation	(357,141)	108,660
Less: realized foreign currency translation gains	(124,353)	—

Change in unrealized gains on foreign currency translation	(232,788)	108,660

Other comprehensive (loss) income	$(350,756)	$50,997

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in unrealized gains/losses in 2008 were primarily due to widening market spreads principally in the U.S. The changes in foreign currency translation adjustments for 2008 were due primarily to the recognition of approximately $124.4 million of accumulated currency translation gains in connection with the sale of PMI Australia and PMI Asia.

The following table shows the accumulated balances for each component of accumulated other comprehensive (loss) income for the years ended December 31, 2008 and 2007:

	Unrealized gains (losses) on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign Currency translation gains	Total
	(Dollars in thousands)
Balance, January 1, 2006	$98,595	$(1,154)	$(5,748)	$172,387	$264,080
Current period change	(61,937)	3,876	398	108,660	50,997

Balance, December 31, 2007	36,658	2,722	(5,350)	281,047	315,077
Current period change	(101,773)	(16,593)	398	(232,788)	(350,756)

Balance, December 31, 2008	$(65,115)	$(13,871)	$(4,952)	$48,259	$(35,679)

NOTE 24.    EXIT AND DISPOSAL ACTIVITIES

In 2008, the Company undertook initiatives to reduce and manage its expenses to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal expenses included in other underwriting expenses by operating segment in 2008:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2008	$299	$—	$299
Exit costs incurred
Severance	3,127	8,566	11,693
Fringe benefits	2,561	326	2,887
Lease termination costs	649	320	969
Legal costs	290	173	463
Other	5	—	5

Total incurred	6,632	9,385	16,017
Exit costs payments
Severance	(354)	(6,440)	(6,794)
Fringe benefits	(3,640)	—	(3,640)
Lease termination costs	(300)	(170)	(470)
Other	(294)	—	(294)

Total payments	(4,588)	(6,610)	(11,198)

Balance at December 31, 2008	$2,343	$2,775	$5,118

The expenses in the U.S. Mortgage Insurance Operations segment are primarily payroll and related expenses from a reduction in force due to both involuntary terminations and the Voluntary Early Retirement Program (the “Program”) in the fourth quarter of 2008. The expenses in the International Operations’ segment are primarily due to reductions in force from the closure of PMI Canada’s office in Toronto and reconfiguration of PMI Europe.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25.    SUBSEQUENT EVENTS

The Company is actively engaged in discussions with the lenders under its revolving credit facility to amend the financial covenants and certain events of default under its revolving credit facility. Pending negotiation and execution of an amendment to the credit facility, the lenders under the credit facility have agreed to suspend the financial strength ratings event of default, reduce the minimum Adjusted Consolidated Net Worth requirement from $1.5 billion to $1.2 billion, and increase the maximum PMI risk-to-capital ratio requirement to 24.0 to 1, through April 15, 2009. As part of this agreement, the Company has agreed not to borrow additional amounts under the facility or contribute additional capital to its subsidiaries unless and until it is in compliance with these ratings, Adjusted Consolidated Net Worth and risk-to-capital ratio provisions as they were set forth in the credit facility prior to their suspension. The Company cannot be sure that it will complete an amendment to the credit agreement on terms acceptable to the Company prior to the expiration of this temporary suspension or at all. The Company currently has sufficient liquidity at its holding company to repay the credit facility in the event it no longer complies with its terms or in the event of a potential cross-default under its senior notes.

PMI Europe is required to post collateral for the benefit of the counterparty under the terms of certain credit default swap and reinsurance transactions it has concluded. As of March 15, 2009, PMI Europe posted collateral of $64.2 million on credit default swap transactions and $53.7 million related to U.S. sub-prime related reinsurance transactions.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of December 31, 2008, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

The information concerning The PMI Group’s directors, including audit committee financial experts, as well as certain other information concerning our executive officers, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Nominees For Director of The PMI Group,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of Registrant” in Part I of this report, which is incorporated by reference herein.

The PMI Group has adopted a Code of Ethics for Senior Financial Officers that applies to The PMI Group’s principal executive officer, principal financial officer, and principal accounting officer and controller. The Code of Ethics is available on The PMI Group’s website address at http://www.pmi-us.com and is available in print to any stockholder who requests it. The PMI Group intends to disclose any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its website.

Certain other documents relating to The PMI Group’s corporate governance, including the Code of Business Conduct and Ethics, which is applicable to The PMI Group’s directors, officers and employees, the Board of Directors Guidelines on Significant Corporate Governance Issues, and the charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee of The PMI Group Board of Directors, are available on The PMI Group’s website address at http://www.pmi-us.com. In 2008, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(A) of the NYSE’s Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Directors’ Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2009 Annual Meeting of Stockholders under “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following financial statements are included in Item 8.

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 16th day of March, 2009.

THE PMI GROUP, INC.

BY:	/s/ L. STEPHEN SMITH
L. Stephen Smith Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ L. STEPHEN SMITH L. Stephen Smith	Chief Executive Officer, Director	March 16, 2009

/s/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	March 16, 2009

/s/ THOMAS H. JETER Thomas H. Jeter	Senior Vice President, Chief Accounting Officer and Corporate Controller	March 16, 2009

/s/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 16, 2009

/s/ CARMINE GUERRO Carmine Guerro	Director	March 16, 2009

/s/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 16, 2009

/s/ LOUIS G. LOWER II Louis G. Lower II	Director	March 16, 2009

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 16, 2009

/s/ JOHN D. ROACH John D. Roach	Director	March 16, 2009

Name	Title	Date

/s/ JOSÉ H. VILLARREAL José H. Villarreal	Director	March 16, 2009

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 16, 2009

/s/ RONALD H. ZECH Ronald H. Zech	Director	March 16, 2009

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

	Year ended December 31,
	2008	2007	2006
	(In thousands)
REVENUES
(Losses) earnings from wholly-owned subsidiaries (Note G)	$(839,999)	$(163,575)	$353,179
Investment income	9,304	10,394	21,290
Net realized investment gains (losses)	(91,871)	(29,062)	(4,635)
Change in fair value of certain debt instruments	123,595	—	—
Other (loss) income	—	(1,206)	25

Total revenues	(798,971)	(183,449)	369,859

EXPENSES
Underwriting and operating expenses	28,633	41,360	44,856
Net costs to exchange and extinguish long-term debt	—	—	2,044
Interest expense	40,918	33,283	37,928

Total expenses	69,551	74,643	84,828

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(868,522)	(258,092)	285,031
Equity in (losses) earnings from unconsolidated subsidiaries	(51,802)	(741,500)	127,309

(Loss) income before income tax benefit	(920,324)	(999,592)	412,340
Income tax benefit	5,998	84,266	7,311

(Loss) income from continuing operations, net of tax	(914,326)	(915,326)	419,651
Loss on sale of discontinued operations, net of tax	(14,182)	—	—

NET (LOSS) INCOME	$(928,508)	$(915,326)	$419,651

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

PARENT COMPANY ONLY

	As of December 31,
	2008	2007
	(Dollars in thousands, except per share data)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost of $131,493 and $38,427)	$122,443	$38,457
Equity securities—common stock	—	1,242

Total investments	122,443	39,699
Cash and cash equivalents	113,484	38,732
Investments in wholly-owned subsidiaries	1,318,396	2,502,316
Investments in unconsolidated subsidiaries	150,377	309,800
Other assets	76,077	142,746

Total assets	$1,780,777	$3,033,293

LIABILITIES
Long-term debt	$481,764	$496,593
Other liabilities	20,788	23,738

Total liabilities	502,552	520,331

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 81,687,583 and 81,120,144 shares outstanding	1,193	1,193
Additional paid-in capital	892,213	890,598
Treasury stock, at cost (37,626,184 and 38,193,623 shares)	(1,341,037)	(1,354,601)
Retained earnings	1,761,535	2,660,695
Accumulated other comprehensive (loss) income, net of deferred taxes	(35,679)	315,077

Total shareholders’ equity	1,278,225	2,512,962

Total liabilities and shareholders’ equity	$1,780,777	$3,033,293

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

PARENT COMPANY ONLY

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
NET (LOSS) INCOME	$(928,508)	$(915,326)	$419,651
Change in unrealized gains on investments, net of deferred tax (benefit) expense of $(54,581), $26,501 and $(497), respectively	(101,773)	(61,937)	(2,840)
Net unrealized losses from derivatives designated as cash flow hedges, net of tax	—	—	(5,864)
Accretion of cash flow hedges to interest expense	398	398	116
Foreign currency translation adjustment	(232,788)	108,660	65,400
Pension adjustment (including plan amendments), net of deferred tax	(16,593)	3,876	—

Other comprehensive (loss) income, net of taxes	(350,756)	50,997	56,812

COMPREHENSIVE (LOSS) INCOME	$(1,279,264)	$(864,329)	$476,463

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(928,508)	$(915,326)	$419,651
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Losses (earnings) from wholly-owned subsidiaries	839,999	163,575	(353,179)
Equity in losses (earnings) from unconsolidated subsidiaries	51,802	741,500	(127,309)
Net realized investment losses	91,871	29,062	4,635
Change in fair value of certain debt instruments	(123,595)	—	—
Depreciation and amortization	206	830	2,209
Compensation expense related to stock options and employee stock purchase plan	8,815	16,652	12,152
Excess tax benefits on the exercise of employee stock options	—	(4,001)	(2,838)
Net costs to exchange and extinguish long-term debt	—	—	2,044
Deferred income taxes	32,291	(53,385)	(9,749)
Changes in related party receivables, net of payables	47,638	(2,739)	(54,228)
Other	(26,188)	(24,659)	(17,391)

Net cash used in operating activities	(5,669)	(48,491)	(124,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	1,327	2,756	130,390
Proceeds from sale of equity investment held for sale	—	—	14,184
Investments in unconsolidated subsidiaries, net of distributions	(278)	2,209	1,782
Investment in subsidiaries	(81,618)	(21,013)	(136,624)
Return of capital	8,000	—	—
Dividends received from subsidiaries	—	165,000	360,000
Purchases of fixed income securities	(2,336)	—	—
Purchases of equity securities	—	(4,930)	—
Net change in short-term investments	—	—	116,914

Net cash (used in) provided by investing activities	(74,905)	144,022	486,646

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	200,000	—	385,993
Net repurchase of senior notes	—	—	(298,768)
Repayment and extinguishment of long-term debt, net of expenses	(45,000)	—	(425,338)
Proceeds from issuance of common shares	—	—	345,000
Purchases of treasury stock	—	(214,996)	(535,000)
Proceeds from issuance of treasury stock	2,777	31,260	41,728
Excess tax benefits on the exercise of employee stock options	—	4,001	2,838
Dividends paid to shareholders	(2,451)	(17,703)	(18,045)

Net cash provided by (used in) financing activities	155,326	(197,438)	(501,592)

Net increase (decrease) in cash and cash equivalents	74,752	(101,907)	(138,949)
Cash and cash equivalents at beginning of year	38,732	140,639	279,588

Cash and cash equivalents at end of year	$113,484	$38,732	$140,639

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

B. Investments

The Parent Company classifies its fixed income securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income, net of deferred taxes. Changes in fair value are reported as a component of other comprehensive income. The Parent Company’s investments in fixed income securities are comprised of corporate bonds and U.S. government agency securities.

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

D. Long-Term Debt and Revolving Credit Facility

As of December 31, 2008 and 2007, the fair value and carrying value of long-term debt outstanding issued by The PMI Group, was as follows:

	December 31, 2008			December 31, 2007
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$153,027	$153,027	$250,000
6.625% Senior Notes, due September 15, 2036 (1)	150,000	77,144	77,144	150,000
Revolving Credit Facility	200,000	200,000	200,000	—
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	27,540	51,593	51,593
5.568% Senior Notes, Due November 15, 2008	—	—	—	45,000

Total debt	$651,593	$457,711	$481,764	$496,593

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at September 30, 2008 include accrued interest.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2008, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $7.6 million (pre-tax).

Effective January 1, 2008, the Company elected to adopt the fair value option presented by SFAS No. 159 for the Company’s 6.000% Senior Notes and 6.625% Senior Notes. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. (See Note 10. Fair Value Disclosures, for further discussion.)

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group.

In considering the initial adoption of the SFAS No. 159, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

5.568% Senior Notes— In August 2006, the Company completed the remarketing of approximately $345 million in principal amount of senior notes, which matured in November 2008 and are referred to as the 5.568% Senior Notes. As a result of the remarketing, the annual interest rate on these notes was reset from 3.00% per annum to 5.568% per annum, paid quarterly, effective from and including August 15, 2006. In connection with the remarketing, the Company purchased and cancelled $300.0 million in principal amount of the 5.568% Senior Notes, leaving $45.0 million in principal amount of these notes outstanding after completion of the remarketing. Since the 5.568% Senior Notes were scheduled to mature in 2008, the Company did not elect to adopt the fair value option for the 5.568% Senior Notes. The 5.568% Senior Notes matured and were paid in November 2008.

Revolving Credit Facility—The Company has a $250 million revolving credit facility for working capital, capital expenditures and other business purposes. The facility includes a $50 million letter of credit sub-limit. The revolving credit facility contains certain financial covenants and restrictions, including an adjusted consolidated net worth threshold and a risk-to-capital ratio threshold of 20 to 1. There was $200 million outstanding under the credit facility and one letter of credit for approximately $0.25 million as of December 31, 2008.

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

E. Net Realized Investment Gains (Losses)

Included in the net realized investment gains (losses) was an $88.0 million impairment of the Parent Company’s investment in FGIC due to continuing deterioration of the credit market and rating agency actions and a $123.6 million gain on the change in fair value of certain of its debt instruments.

F. Dividends from Subsidiaries

During 2008, 2007 and 2006, the Parent Company received $0.0 million, $165.0 million, and $360.0 million, respectively, of cash dividends.

G. Discontinued Operations

During the third quarter of 2008, the operations of PMI Australia, PMI Asia and PMI Guaranty were reported as discontinued operations. As a result, the assets and liabilities of PMI Australia and PMI Asia have been presented as discontinued operations for all periods presented in the Company’s consolidated financial statements. The assets and liabilities of PMI Guaranty which were disposed of other than by sale, are classified in the consolidated balance sheet according to their nature. In addition, where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented.

In August 2008, PMI Mortgage Insurance Co. entered into a definitive agreement to sell its wholly-owned subsidiary, PMI Australia, and the Parent Company entered into a definitive agreement to sell its wholly-owned subsidiary, PMI Asia. The Company recognized an after-tax loss of $64.6 million relating to the sale of PMI Australia on October 22, 2008 and an after-tax loss of $14.2 million on the sale of PMI Asia on December 17, 2008. The Company received approximately $51.6 million cash proceeds from the sale of PMI Asia. Since these subsidiaries are reported under the equity method of accounting, they are not presented as discontinued operations.

In 2008, the Parent Company discontinued the operations of its wholly-owned subsidiary, PMI Guaranty. During the third quarter of 2008, PMI Guaranty paid approximately $100 million of its excess capital and repaid a $50 million surplus note plus $2.2 million of accrued interest to The PMI Group. Approximately $144 million was reinvested in U.S. Mortgage Insurance Operations. These payments consisted of approximately $137 million in investment securities plus accrued investment income and $15.3 million in cash and cash equivalents. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations.

H.	Subsequent Events

The Parent Company is actively engaged in discussions with the lenders under its revolving credit facility to amend the financial covenants and certain events of default under its revolving credit facility. Pending negotiation and execution of an amendment to the credit facility, the lenders under the credit facility have agreed to suspend the financial strength ratings event of default, reduce the minimum Adjusted Consolidated Net Worth requirement from $1.5 billion to $1.2 billion, and increase the maximum PMI risk-to-capital ratio requirement to 24.0 to 1, through April 15, 2009. As part of this agreement, the Parent Company has agreed not to borrow additional amounts under the facility or contribute additional capital to its subsidiaries unless and until it is in compliance with these ratings, Adjusted Parent Consolidated Net Worth and risk-to-capital ratio provisions as they were set forth in the credit facility prior to their suspension. The Parent Company cannot be sure that it will complete an amendment to the credit agreement on terms acceptable to the Parent Company prior to the expiration of this temporary suspension or at all. The Parent Company currently has sufficient liquidity to repay the credit facility in the event it no longer complies with its terms or in the event of a potential cross-default under its senior notes.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2008, 2007 and 2006

Segment	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Written	Premiums Earned	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Equity in (losses) earnings
	(Dollars in thousands)
2008
U.S. MI (1)	$32,317	$2,624,504	$86,187	$750,627	$772,173	$115,219	$1,835,720	$15,586	$123,368	$6,456
International Operations (2)	2,474	84,782	25,449	18,233	13,942	12,913	63,544	2,699	39,903	—
Financial Guaranty (3)	—	—	—	—	—	—	—	—	—	(57,670)
Corporate and Other	—	—	20	35	44	10,245	—	—	55,312	(588)

Total	$34,791	$2,709,286	$111,656	$768,895	$786,159	$138,377	$1,899,264	$18,285	$218,583	$(51,802)

2007
U.S. MI (1)	10,474	1,133,080	107,200	799,747	800,937	110,355	1,096,093	84,214	95,557	17,119
International Operations (2)	3,921	41,579	22,983	14,123	14,446	10,848	26,805	3,469	18,104	—
Financial Guaranty (3)	3,910	2,650	6,709	—	—	—	—	—	—	(758,833)
Corporate and Other	—	—	29	52	57	11,349	—	—	79,256	214

Total	$18,305	$1,177,309	$136,921	$813,922	$815,440	$132,552	$1,122,898	$87,683	$192,917	$(741,500)

2006
U.S. MI (1)	43,523	366,182	106,445	658,576	687,993	105,893	263,037	51,979	100,569	20,308
International Operations (2)	3,141	17,907	21,042	14,239	21,474	9,803	3,238	1,145	11,626	—
Financial Guaranty (3)	947	—	1,589	—	—	—	—	—	—	107,213
Corporate and Other	—	—	34	56	65	22,098	(2)	—	93,753	(212)

Total	$47,611	$384,089	$129,110	$672,871	$709,532	$137,794	$266,273	$53,124	$205,948	$127,309

(1)	Represents U.S. Mortgage Insurance Operations.
(2)	Excludes the results of PMI Australia and PMI Asia due to their classification to discontinued operations in 2008.
(3)	Excludes the results of PMI Guaranty Co. for income statement classification due to its classification to discontinued operations in 2008. The remaining assets and liabilities of PMI Guaranty continue to be classified as held and used.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2008, 2007 and 2006

Premiums Earned	Gross Amount	Assumed from Other Companies	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands, except percentages)
2008
Mortgage Guaranty	$964,512	$12,851	$(191,204)	$786,159	1.63%
2007
Mortgage Guaranty	$986,591	$7,657	$(178,808)	$815,440	0.94%
2006
Mortgage Guaranty	$860,118	$8,773	$(159,359)	$709,532	1.24%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on March 2, 1995).

3.1a

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002 (File No. 001-13664)).

3.1b

Certificate Eliminating Reference to a Series of Shares of Stock from the Certificate of Incorporation of The PMI Group, Inc., filed with the Delaware Secretary of State on January 29, 2009 (incorporated by reference to exhibit 3.(i)l to the registrant’s current report on Form 8-K, filed on January 29, 2009 (File No. 001-13664)).

3.2

The PMI Group, Inc. Amended and Restated Bylaws effective July 16, 2008 (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K, filed on July 22, 2008 (File No. 001-13664)).

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

4.3

Senior Indenture, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

4.3a	Form of Senior Note (contained in exhibit 4.3).

4.4

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

4.6

Form of 6.25% Senior Note due 2036 (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.1*

The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007), incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664).

10.1a*

Amendment No. 1, effective November 14, 2007, to The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007) (incorporated by reference to exhibit 10.31 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 (File No. 001-13664)).

10.1b*	Amendment No. 2, effective November 20, 2008, to The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended September 19, 2007).

10.2*

The PMI Group, Inc. Directors’ Deferred Compensation Plan, amended and restated as of July 21, 1999 (incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (No. 333-32190), filed on March 10, 2000).

Exhibit Number	Description of Exhibits
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

10.3a*

Amendment No. 1, effective February 20, 2008, to The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement) (incorporated by reference to exhibit 10.3a to the registrant’s annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 (File No. 001-13664)).

10.3b*	Amendment No. 2, effective November 19, 2008, to The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement).

10.4*

. The PMI Group, Inc. Officer Deferred Compensation Plan (effective July 1, 1997) (incorporated by reference to Appendix D to the registrant’s proxy statement filed on April 22, 2004 (File No. 001-13664)).

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

10.5*

The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.5a*

Amendment No. 1, effective February 20, 2008, to The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on February 26, 2008 (File No. 001-13664)).

10.5b*

Amendment No. 2, effective November 19, 2008, to The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.6*

Form of Indemnification Agreement between The PMI Group, Inc. and certain of its officers and directors (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 001-13664)).

10.7*	Pre-2008 Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.8*	2008 Form of Change of Control Employment Agreement (incorporated by reference to exhibit 10.5 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.8a*	Form of Amendment to 2008 Change of Control Employment Agreement.

10.9*	Form of Stock Option Agreement for Employees (incorporated by reference to exhibit 10.24 to the registrant’s current report on Form 8-K, filed on February 23, 2005 (File No. 001-13664)).

10.9a*

Form of Amendment to Stock Option Agreement for Employees (incorporated by reference to exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005 (File No. 001-13664)).

10.10*

Form of Stock Option Agreement for Directors (incorporated by reference to exhibit 10.26 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.11*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on May 20, 2005 (File No. 001-13664)).

10.12*

Form of Performance Share Agreement (incorporated by reference to exhibit 10.37 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.13a*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on October 15, 2004 (File No. 001-13664)).

10.13b*	Revised Form of Stock Unit Agreement for Non-Employee Directors, effective January 15, 2009.

10.14*

Form of Stock Unit Agreement for Employees (incorporated by reference to exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 (File No. 001-13664)).

10.15*	Summary of Compensation Arrangements Applicable to The PMI Group, Inc. Non-Employee Directors, Effective January 1, 2009.

10.16*

The PMI Group, Inc. Supplemental Employee Retirement Plan Effective April 1, 1995 (Amended and Restated as of September 1, 2007) (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.16a*

Amendment No. 1, effective November 19, 2008, to The PMI Group, Inc. Supplemental Employee Retirement Plan (Amended and Restated as of September 1, 2007) (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.17*

The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.5 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.17a*

Amendment No. 1, effective November 19, 2008, to The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.18*

The PMI Group, Inc. Bonus Incentive Plan (February 20, 2008 Amendment and Restatement) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on May 20, 2008 (File No. 001-13664)).

10.18a*

Amendment to The PMI Group, Inc. Bonus Incentive Plan dated February 25, 2009 ((incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on March 3, 2009 (File No. 001-13664)).

10.19*

The PMI Group, Inc. Retirement Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (File No. 001-13664)).

10.19a*

Amendment No. 2 to The PMI Group, Inc. Retirement Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 27, 2008 (File No. 001-13664)).

10.19b*	Amendment No. 3, effective November 19, 2008, to The PMI Group, Inc. Retirement Plan (September 1, 2007 Restatement).

10.20*	The PMI Group, Inc. Non-employee Director Phantom Stock Plan, effective January 15, 2009.

10.20a*	Form of Phantom Stock Agreement for Non-Employee Directors.

10.21	Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

Exhibit Number	Description of Exhibits
10.22	Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (No. 33-88542), filed on January 17, 1995).

10.23

Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.24

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

Exhibit Number	Description of Exhibits
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

10.34

Revolving Credit Agreement, dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto (“Revolving Credit Agreement”) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on October 30, 2006 (File No. 001-13664)).

10.34a

Amendment No. 1, dated as of March 16, 2008, to the Revolving Credit Agreement (incorporated by reference to exhibit 10.36 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 (File No. 001-13664)).

10.34b

Amendment No. 2, dated as of April 24, 2008, to the Revolving Credit Agreement (incorporated by reference to exhibit 10.37 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 001-13664)).

10.34c	Amendment No. 3 to the Revolving Credit Agreement, effective as of March 15, 2009.

10.35

Shared Collateral Pledge Agreement, dated as of April 24, 2008, by and between The PMI Group, Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to exhibit 10.38 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 001-13664)).

10.36

Share Sale Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 14, 2008 (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, filed August 15, 2008 (file number 001-13664)).

10.36a

Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 29, 2008 (incorporated by reference to exhibit 10.2 to the Company’s current report on Form 8-K, filed September 2, 2008 (File No. 001-13664)).

10.36b

Second Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of October 22, 2008 (incorporated by reference to exhibit 2.3 to the Company’s current report on Form 8-K, filed October 28, 2008 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.36c

Third Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 2.2 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

10.37

Share Sale Deed by and among The PMI Group, Inc., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 29, 2008 (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, filed September 2, 2008 (File No. 001-13664)).

10.38

Note Deed, dated as of October 22, 2008, between PMI Mortgage Insurance Co. and QBE Insurance Group Limited (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, filed October 28, 2008 (File No. 001-13664)).

10.39

Agreement dated as of June 10, 2008 by and among PMI Guaranty Co., Financial Guaranty Insurance Company and Assured Guaranty Re LTD (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 001-13664)).

10.40

Share Sale Deed by and among The PMI Group, Inc., QBE Lenders’ Mortgage Insurance Limited and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

10.41

Termination Deed by and among The PMI Group, Inc., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

10.42

Amending Deed by and among PMI Mortgage Insurance Co. and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

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