Form 10-Q
period 2009-03-31
PMI GROUP INC
filed 2009-05-11
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 30, 2009	82,148,113

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$188,094	$211,041
Net investment income	34,437	34,709
Net realized investment losses	(5,883)	(46,672)
Change in fair value of certain debt instruments	18,476	28,708
Other income	9,940	3,995

Total revenues	245,064	231,781

LOSSES AND EXPENSES
Losses and loss adjustment expenses	382,947	556,053
Amortization of deferred policy acquisition costs	3,345	4,596
Other underwriting and operating expenses	40,021	47,603
Interest expense	11,852	8,363

Total losses and expenses	438,165	616,615

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(193,101)	(384,834)
Equity in losses from unconsolidated subsidiaries	(2,446)	(33,477)

Loss from continuing operations before income taxes	(195,547)	(418,311)
Income tax benefit from continuing operations	(80,286)	(112,395)

Loss from continuing operations	(115,261)	(305,916)

(Loss) income from discontinued operations, net of taxes	(30)	31,952

NET LOSS	$(115,291)	$(273,964)

PER SHARE DATA
Basic loss from continuing operations	$(1.41)	$(3.77)
Basic income from discontinued operations	—	0.40

Basic net loss	$(1.41)	$(3.37)

Diluted loss from continuing operations	$(1.41)	$(3.77)
Diluted income from discontinued operations	—	0.40

Diluted net loss	$(1.41)	$(3.37)

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,132,614	$1,997,466
Equity securities:
Common	3,303	5,593
Preferred	158,994	216,256
Short-term investments	2,284	2,280

Total investments	2,297,195	2,221,595
Cash and cash equivalents	1,328,269	1,483,313
Investments in unconsolidated subsidiaries	149,816	150,377
Related party receivables	1,250	1,526
Accrued investment income	32,005	36,323
Premiums receivable	58,033	58,573
Reinsurance receivables and prepaid premiums	29,705	22,569
Reinsurance recoverables	549,369	482,678
Deferred policy acquisition costs	39,061	34,791
Property, equipment and software, net of accumulated depreciation and amortization	126,806	131,211
Prepaid and recoverable income taxes	19,038	9,562
Deferred income tax assets	222,760	148,184
Other assets	39,767	43,697

Total assets	$4,893,074	$4,824,399

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,915,862	$2,709,286
Unearned premiums	111,018	111,656
Debt (includes $205,461 and $230,171 measured at fair value at March 31, 2009 and December 31, 2008)	457,054	481,764
Reinsurance payables	41,122	42,442
Related party payables	783	1,853
Other liabilities and accrued expenses	204,222	199,173

Total liabilities	3,730,061	3,546,174

Commitments and contingencies (Notes 7 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 82,146,991 and 81,687,583 shares outstanding	1,193	1,193
Additional paid-in capital	882,017	892,213
Treasury stock, at cost (37,166,776 and 37,626,184 shares)	(1,328,798)	(1,341,037)
Retained earnings	1,646,244	1,761,535
Accumulated other comprehensive loss, net of deferred taxes	(37,643)	(35,679)

Total shareholders’ equity	1,163,013	1,278,225

Total liabilities and shareholders’ equity	$4,893,074	$4,824,399

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2009
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(115,291)	$(273,964)
Less loss (income) from discontinued operations, net of taxes	30	(31,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses from unconsolidated subsidiaries	2,446	33,477
Net realized investment losses	6,081	46,441
Change in fair value of certain debt instruments	(18,476)	(28,708)
Depreciation and amortization	7,938	5,690
Deferred income taxes	(74,801)	79,867
Compensation expense related to share-based payments	1,312	4,437
Deferred policy acquisition costs incurred and deferred	(7,742)	(10,865)
Amortization of deferred policy acquisition costs	3,345	4,596
Changes in:
Accrued investment income	4,095	(1,093)
Premiums receivable	420	(2,353)
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(8,456)	(858)
Reinsurance recoverables	(66,691)	(87,934)
Prepaid and recoverable income taxes	(9,572)	(14,742)
Reserve for losses and loss adjustment expenses	211,215	471,126
Unearned premiums	635	1,911
Related party receivables, net of payables	(639)	(2,951)
Liability for pension benefit	1,616	(8,420)
Other	4,698	16,956

Net cash (used in) provided by operating activities from continuing operations	(57,837)	200,661

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales and maturities of fixed income securities	102,612	211,001
Proceeds from sales of equity securities	22,034	94,646
Proceeds from sale of equity investment held for sale	—	2,761
Investment purchases: Fixed income securities	(196,494)	(463,431)
Equity securities	(17,423)	(913)
Net change in short-term investments	(4)	—
Distributions from unconsolidated subsidiaries, net of investments	(26)	(699)
Capital expenditures and capitalized software, net of dispositions	(2,337)	(4,545)

Net cash used in investing activities from continuing operations	(91,638)	(161,180)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of treasury stock	325	1,344
Dividends paid to common shareholders	—	(1,020)

Net cash provided by financing activities from continuing operations	325	324

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities from discontinued operations	(30)	16,566
Net cash used in investing activities from discontinued operations	—	(35,630)
Net cash provided by financing activities from discontinued operations	—	—

Net cash used in discontinued operations	(30)	(19,064)

Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	(5,864)	3,959
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations—held for sale	—	2,897

Net (decrease) increase in cash and cash equivalents	(155,044)	27,597
Cash and cash equivalents at the beginning of the year	1,483,313	427,912
Less cash and cash equivalents of discontinued operations—held for sale, at the end of the year	—	61,070

Cash and cash equivalents of continuing operations at end of period	$1,328,269	$394,439

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$19,135	$15,140
Income taxes paid, net of refunds	$5,502	$68
Non-cash investing and financing activities:
Capital lease obligations	$611	$1,166

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

The Company completed the sales of PMI Australia and PMI Asia to the QBE Insurance Group (“QBE”) in the fourth quarter of 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified the results of its PMI Australia, PMI Asia and PMI Guaranty operations as discontinued operations for all periods presented. The assets and liabilities of PMI Guaranty which were disposed of other than by sale, are classified in the consolidated balance sheet according to their nature. The results of discontinued operations, which include both disposed of by sale and disposed of other than by sale, are reported as “Loss/income from discontinued operations, net of taxes” in the consolidated statements of operations for all periods presented.

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

Impact of Current Economic Environment

The significant and continuing weakening of the U.S. residential mortgage, housing, credit, and capital markets has negatively affected the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $115.3 million and $274.0 million for the three months ended March 31, 2009 and 2008, respectively. As part of the Company’s response to difficult market conditions, it has adopted a number of initiatives that affect the composition of its business. In particular, the Company is focusing on its core business, U.S. mortgage insurance.

In the current environment, the Company continues to face significant challenges and risks. Unless the Company raises new capital to support PMI, its policyholders position will likely continue to decline and its risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements and, if we are unable to timely satisfy certain conditions precedent in our credit facility, certain credit facility financial covenants. In response to the Company’s capital constraints, it is exploring alternatives to enhance its liquidity at TPG and capital at PMI, including potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), obtaining reinsurance for PMI’s future book of business, other capital relief initiatives at PMI, and/or debt or equity offerings. PMI wrote significantly less business in 2008 and in the first three months of 2009 and, in response to capital constraints, will continue to reduce new insurance written, or NIW, throughout 2009.

Notwithstanding the above, the Company believes that it currently has sufficient liquidity at its holding company to pay holding company expenses (including interest expense on its outstanding debt) in 2009 and has sufficient assets at the insurance company level to meet its obligations in 2009. (See Note 19. Subsequent Events, for further discussion.)

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2008.

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

The Company reports the equity in earnings from CMG MI on a current month basis and the Company’s interest in limited partnerships are on a one-quarter lag basis. Equity in earnings (losses) from RAM Re are reported on a one-quarter lag basis. Due to the impairment of the Company’s investments in FGIC and RAM Re in 2008, the carrying value of the Company’s investments in FGIC and RAM Re were reduced to zero. To the extent that the carrying values remain zero, the Company will not recognize in future periods its proportionate share of FGIC and RAM Re’s losses, if any. Equity in earnings from FGIC and RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

Related Party Receivables and Payables — As of March 31, 2009, related party receivables were $1.3 million and related party payables were $0.8 million compared to $1.5 million and $1.9 million as of December 31, 2008, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

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

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $212.8 million and $206.4 million as of March 31, 2009 and December 31, 2008, respectively.

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

Derivatives — Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. These credit default swap derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income or loss. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since observable market quotes are not regularly available. These models include future estimated claim payments and market input assumptions, including discount rates and market spreads to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 3. New Accounting Standards and Note 8. Fair Value Disclosures, for further discussion.)

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two payments. Depending upon its scheduled payment date, a loan default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of recoverables. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

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

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 85.4% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2009 and 83.0% in the first quarter of 2008. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates from continuing operations were 41.1% and 26.9% for the three months ended

March 31, 2009 and 2008, respectively, compared to the federal statutory rate of 35.0%. As the Company reported a net loss for the three months ended March 31, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate. The effective tax rate of 26.9% for the three months ended March 31, 2008 was lower than the federal statutory rate due to losses from the Company’s Financial Guaranty segment, primarily from the impairment of FGIC and the Company’s European Operations, which have lower effective tax rates.

As of March 31, 2009, a tax valuation allowance of $174.6 million was recorded against a $245.3 million deferred tax asset related to the recognition of losses from FGIC and RAM Re in excess of our tax basis. The Company did not record a full valuation allowance against the deferred tax asset as it is management’s expectation that a portion of the tax benefit will be realized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

Benefit Plans — The Company provides pension benefits through noncontributory defined benefit plans to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) for its treatment of U.S. employees’ pension benefits. SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income or loss.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income (loss) included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income were $43.0 million as of March 31, 2009 compared with $48.3 million as of December 31, 2008. Gains and losses from foreign currency re-measurement incurred by PMI Europe and PMI Canada represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

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

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re and the financial results of PMI Guaranty, which are reported as discontinued operations. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations. The Company’s Corporate and Other segment mainly consists of our holding company and contract underwriting operations.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of our net losses for the three months ended March 31, 2009 and 2008, 9.0 million and 7.9 million share equivalents issued under our share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. Included in the share equivalents issued under our share-based compensation plans for the three months ended March 31, 2009 and 2008, were 6.9 million and 7.4 million shares, respectively, attributable to outstanding stock options with exercise prices greater than or equal to the average price of the common shares.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended March 31,
	2009	2008
	(Dollars and shares in thousands)
Net loss :
Loss from continuing operations as reported	$(115,261)	$(305,916)
(Loss) income from discontinued operations	(30)	31,952

Net loss adjusted for diluted EPS calculation	$(115,291)	$(273,964)

Weighted-average shares for basic EPS	81,895	81,204
Weighted-average stock options and other dilutive components	—	—

Weighted-average shares for diluted EPS	81,895	81,204

Basic EPS from continuing operations	$(1.41)	$(3.77)
Basic EPS from discontinued operations	—	0.40

Basic EPS	$(1.41)	$(3.37)
Dilutive EPS from continuing operations	$(1.41)	$(3.77)
Dilutive EPS from discontinued operations	—	0.40

Dilutive EPS	$(1.41)	$(3.37)

Dividends declared and accrued to common shareholders	$—	$0.0125

Share-Based Compensation — The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) in accounting for share-based payments. SFAS No. 123R requires share based payments such as employee stock options, restricted stock units, and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense was $1.2 million (pre-tax) and $4.4 million (pre-tax) for the three months ended March 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments – Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 provides a framework for measuring fair value under GAAP. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $31.8 million in retained earnings as of January 1, 2008 related to the initial adoption of SFAS No. 159 for certain debt instruments held by the Company. For the three months ended March 31, 2009, the Company’s net loss included an $18.5 million gain related to the subsequent measurement of fair value for these debt instruments compared to a $28.7 million gain for the three months ended March 31, 2008. We selected our 10 year and 30 year senior debt instruments for the fair value option as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. (See Note 8. Fair Value Disclosures, for further discussion.)

Reclassifications — Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation. The Company reclassified the results of operations of PMI Australia, PMI Asia and PMI Guaranty as discontinued operations for all periods presented.

NOTE 3. NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB staff position (“FSP”) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is still evaluating the impact of FSP No. 157-4 on its consolidated financial statements. FSP No. 157-4 is not currently expected to significantly impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (“FSP No.115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is still evaluating the impact of FSP No. 115-2 on its consolidated financial statements. FSP No. 115-2 is not currently expected to significantly impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is still evaluating the impact of FSP No. 107-1 on its consolidated financial statements. FSP No. 107-1 is not currently expected to significantly impact the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”). This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to provide users of financial statements with an understanding of how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements when using unobservable inputs and significant concentrations of risk within plan assets. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP No. 132(R)-1 is not expected to significantly impact the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon issuance and has not impacted the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guaranty Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS No. 163”), which specifically clarifies the accounting guidance for financial guaranty contracts under SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal years and interim periods beginning after December 15, 2008. SFAS No. 163 has not significantly impacted the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 has not significantly impacted the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 has not impacted the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which requires an entity that obtains control of one or more businesses in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R has not impacted the Company’s consolidated financial statements.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of March 31, 2009
Fixed income securities:
Municipal bonds	$1,961,557	$35,511	$(55,141)	$1,941,927
Foreign governments	50,294	1,158	(1,520)	49,932
Corporate bonds	71,428	1,116	(9,680)	62,864
FDIC Corporate bonds	70,010	455	—	70,465
U.S. governments and agencies	3,617	734	—	4,351
Mortgage-backed securities	2,883	192	—	3,075

Total fixed income securities	2,159,789	39,166	(66,341)	2,132,614
Equity securities:
Common stocks	4,683	—	(1,380)	3,303
Preferred stocks	224,965	1	(65,972)	158,994

Total equity securities	229,648	1	(67,352)	162,297
Short-term investments	2,284	—	—	2,284

Total investments	$2,391,721	$39,167	$(133,693)	$2,297,195

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2008
Fixed income securities:
Municipal bonds	$1,888,682	$24,174	$(98,587)	$1,814,269
Foreign governments	49,965	2,176	(1,780)	50,361
Corporate bonds	131,299	1,267	(7,348)	125,218
U.S. governments and agencies	3,620	799	—	4,419
Mortgage-backed securities	3,050	149	—	3,199

Total fixed income securities	2,076,616	28,565	(107,715)	1,997,466
Equity securities:
Common stocks	9,291	—	(3,698)	5,593
Preferred stocks	229,262	7,195	(20,201)	216,256

Total equity securities	238,553	7,195	(23,899)	221,849
Short-term investments	2,280	—	—	2,280

Total investments	$2,317,449	$35,760	$(131,614)	$2,221,595

Net Investment Income — Net investment income consists of the following:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Fixed income securities	$24,232	$24,485
Equity securities	4,494	5,771
Short-term investments, cash and cash equivalents and other	6,292	4,982

Investment income before expenses	35,018	35,238
Investment expenses	(581)	(529)

Net investment income	$34,437	$34,709

Realized investment (losses) gains — Net realized investment (losses) gains consist of the following:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$30	$19,644
Gross losses	(1,787)	(177)

Net (losses) gains	(1,757)	19,467

Equity securities:
Gross gains	—	23,772
Gross losses	(4,298)	(1,811)

Net (losses) gains	(4,298)	21,961

Short-term investments:
Gross gains	172	—
Gross losses	—	(119)

Net gains (losses)	172	(119)

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	(87,981)

Net losses	—	(87,981)

Net realized investment losses before income taxes	(5,883)	(46,672)
Income tax benefit	(2,059)	(16,336)

Total net realized investment losses after income taxes	$(3,824)	$(30,336)

Realized investment losses for the first quarter of 2009 include a $4.3 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio and a $1.5 million loss related to fixed income securities in its International investment portfolio. The losses in the first quarter of 2008 include an $88.0 million loss related to the impairment of the Company’s investment in its unconsolidated subsidiary, FGIC, in the first quarter of 2008.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
March 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$767,823	$(24,197)	$295,297	$(30,944)	$1,063,120	$(55,141)
Foreign governments	12,927	(1,520)	—	—	12,927	(1,520)
Corporate bonds	15,844	(1,776)	21,908	(7,904)	37,752	(9,680)

Total fixed income securities	796,594	(27,493)	317,205	(38,848)	1,113,799	(66,341)
Equity securities:
Common stocks	3,287	(1,380)	—	—	3,287	(1,380)
Preferred stocks	75,852	(27,288)	78,694	(38,684)	154,546	(65,972)

Total equity securities	79,139	(28,668)	78,694	(38,684)	157,833	(67,352)

Total	$875,733	$(56,161)	$395,899	$(77,532)	$1,271,632	$(133,693)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

Unrealized losses in the first quarter of 2009 on fixed income securities were primarily due to the widening of credit spreads which have also increased market interest rates on most fixed income securities. Unrealized losses in the first quarter of 2009 on preferred securities were primarily due to the widening of credit and sector spreads. The unrealized losses are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold such investments until they recover in value or mature. The Company determined that the decline in the fair value of certain investments in the first quarter of 2009 met the definition of other-than-temporary impairment and recognized realized losses of $5.8 million. Impaired investments either met the criteria established in the Company’s accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of March 31, 2009, the Company’s investment portfolio included 253 securities in an unrealized loss position compared to 284 securities as of December 31, 2008.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	Ownership Percentage	December 31, 2008	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	134,646	50.0%	135,082	50.0%
RAM Re	—	23.7%	—	23.7%
Other*	15,170	various	15,295	various

Total	$149,816		$150,377

*	Other represents principally various limited partnership investments.

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in 2008 or 2009. Additionally, due to the impairment of RAM Re during 2008, the Company did not recognize equity in earnings (losses) from RAM Re in 2009.

Equity in (losses) earnings from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended March 31,
	2009	Ownership Percentage	2008	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	(2,294)	50.0%	2,880	50.0%
RAM Re	—	23.7%	(36,236)	23.7%
Other	(152)	various	(121)	various

Total	$(2,446)		$(33,477)

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three months ended:

	2009	2008
	(Dollars in thousands)
Balance at January 1,	$34,791	$18,305
Policy acquisition costs incurred and deferred	7,615	10,889
Amortization of deferred policy acquisition costs	(3,345)	(4,596)

Balance at March 31,	$39,061	$24,598

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

Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, as a result of a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007, the Company impaired its deferred policy acquisition cost asset in its U.S. Mortgage Insurance Operations by $33.6 million related to the 2007 book year. The deferred policy acquisition cost asset at March 31, 2009 includes only costs associated with the 2008 and 2009 books of business. In the second quarter of 2008, PMI Guaranty impaired its remaining deferred policy acquisition cost asset by $3.6 million, reducing its value to zero. The Company also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during 2008. Due to higher persistency levels experienced in the Company’s U.S. Mortgage Insurance portfolio, in 2008 the Company changed the period over which it amortizes deferred policy acquisition costs in its U.S. Mortgage Insurance Operations.

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

	2009	2008
	(Dollars in thousands)
Balance at January 1,	$2,709,286	$1,177,309
Less: reinsurance recoverables	(482,678)	(36,917)

Net balance at January 1,	2,226,608	1,140,392
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	372,918	365,227
Prior years (1)	10,029	190,826

Total incurred	382,947	556,053
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(2,636)	(55)
Prior years	(235,436)	(170,165)

Total payments	(238,072)	(170,220)

Foreign currency translation effects	(4,990)	1,482

Net change in PMI Guaranty’s loss reserves (2)	—	(3,528)

Net ending balance at March 31,	2,366,493	1,524,179
Reinsurance recoverables	549,369	124,932

Balance at March 31,	$2,915,862	$1,649,111

(1)	The $10.0 million and $190.8 million increases related to prior years in the first quarters of 2009 and 2008, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $10.0 million increase in prior years’ reserves during the first quarter of 2009 reflected the significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size development in the pool insurance portfolio partially offset by reductions in claim size from our primary insurance channel. The $190.8 million increase in prior years’ reserves during the first quarter of 2008 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates.
(2)	Includes losses and LAE incurred of $3.1 million and payments of $6.6 million for the three months ended March 31, 2008 from PMI Guaranty which is reported as discontinued operations in the consolidated statement of operations for all periods presented.

The increase in total consolidated loss reserves at March 31, 2009 compared to March 31, 2008 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations primarily as a result of an increase in the default inventory. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

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

The following tables present the difference between fair values as of March 31, 2009 and 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted SFAS No. 159, the Company’s diluted loss per share would have been $1.55 per share and $3.60 per share for the three months ended March 31, 2009 and March 31, 2008, respectively.

	Fair Value (including accrued interest) as of March 31, 2009	Principal amount and accrued interest	Difference
Long-term debt
6.000% Senior Notes	$144,184	$250,625	$106,441
6.625% Senior Notes	$61,277	$150,414	$89,137

	Fair Value (including accrued interest) as of March 31, 2008	Principal amount and accrued interest	Difference
Long-term debt
6.000% Senior Notes	$205,227	$250,625	$45,398
6.625% Senior Notes	$112,558	$150,414	$37,856

The change in fair value of certain of the Company’s corporate debt for which the fair value option was elected was principally due to the widening of the Company’s credit spreads. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

PMI Europe’s risk in force related to its credit default swap (“CDS”) contracts was $5.6 billion as of March 31, 2009. Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The amount of the required posted collateral calculation varies and can include mark-to-market valuations, contractual formulae and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of March 31, 2009 is $37.0 million for which the Company has posted collateral of $64.6 million in the normal course of business. The Company estimates that it may be required to post an additional $10.7 million of collateral in 2009 related to the expected performance of the underlying mortgages. To the extent PMI Europe is successful in commuting these contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $43.2 million and $54.5 million as of March 31, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	March 31, 2009			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,129,382	$3,232	$2,132,614
Equity securities	—	157,833	4,464	162,297
Short-term investments	—	2,284	—	2,284
Cash and cash equivalents	1,328,269	—	—	1,328,269
Accrued investment income	32,005	—	—	32,005

Total assets	$1,360,274	$2,289,499	$7,696	$3,657,469

Liabilities
Credit default swaps	$—	$—	$43,153	$43,153
6.000% Senior Notes	—	144,184	—	144,184
6.625% Senior Notes	—	61,277	—	61,277

Total liabilities	$—	$205,461	$43,153	$248,614

	December 31, 2008			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities	$—	$1,994,025	$3,441	$1,997,466
Equity securities	5,576	211,809	4,464	221,849
Short-term investments	2,280	—	—	2,280
Cash and cash equivalents	1,483,313	—	—	1,483,313
Accrued investment income	36,323	—	—	36,323

Total assets	$1,527,492	$2,205,834	$7,905	$3,741,231

Liabilities
Credit default swaps	$—	$—	$54,542	$54,542
6.000% Senior Notes	—	153,027	—	153,027
6.625% Senior Notes	—	77,144	—	77,144

Total liabilities	$—	$230,171	$54,542	$284,713

PMI Europe’s CDS contracts are valued using internal proprietary models because these instruments are unique, complex, and private and are often highly customized transactions, for which observable market quotes are not regularly available. Due to the lack of observable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS No. 157 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

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

Fixed income and equity securities classified as Level 3 under SFAS No. 157 are not publicly or actively traded, and the prices are not readily available. The fair values of these investments are management’s best estimate and are reassessed periodically.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of SFAS No. 157.

	Total Fair Value Measurements
	Three Months Ended March 31, 2008
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Balance, January 1, 2008	$3,704	$5,706	$(26,921)
Total gains or losses
Included in earnings (1)	(29)	—	800
Included in other comprehensive income (2)	—	—	(2,256)
Purchase, issuance and settlements (3)	—	—	(3,568)

Balance, March 31, 2008	$3,675	$5,706	$(31,945)

	Three Months Ended March 31, 2009
	(Dollars in thousands)
Balance, January 1, 2009	$3,441	$4,464	$(54,542)
Total gains or losses
Included in earnings (1)	(209)	—	7,756
Included in other comprehensive income (2)	—	—	2,919
Purchase, issuance and settlements (3)	—	—	714

Balance, March 31, 2009	$3,232	$4,464	$(43,153)

(1)	The combined losses on equity and fixed income securities of $0.2 million and $29 thousand for the three months ended March 31, 2009 and 2008, respectively, are included in net investment income in the Company’s consolidated statement of operations. The gain on credit default swaps of $7.8 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, is included in other income in the Company’s consolidated statement of operations.
(2)	The gain on credit default swaps of $2.9 million for the three months ended March 31, 2009 and the loss of $2.3 million for the three months ended March 31, 2008 is a result of the translation from the Euro to the U.S. dollar and is included in other comprehensive income.
(3)	The purchase, issuance and settlements of $0.7 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively represent net cash (paid) received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of March 31, 2009, no tax issues from the most recently closed or pending IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of March 31, 2009, the Company had committed to fund, if called upon to do so, $3.0 million of additional equity in certain limited partnership investments. In addition, the Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

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

NOTE 10. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an Agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. The $22.9 million deposit is included in cash and cash equivalents on the Company’s consolidated balance sheet at March 31, 2009.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, upon certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of March 31, 2009, PMI Europe posted collateral of $64.6 million on credit default swap transactions and $46.4 million related to U.S. sub-prime related reinsurance transactions. The collateral of $111.0 million is included in investments and cash and cash equivalents on the Company’s consolidated balance sheet at March 31, 2009.

NOTE 11. COMPREHENSIVE INCOME

The following table shows the components of other comprehensive loss for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net loss	$(115,291)	$(273,964)
Unrealized gains (losses) on investments
Total change in unrealized gains (losses) arising during the year, net of tax benefit	(720)	(60,524)
Less: realized investment (losses) gains, net of tax (benefit) expense	(3,936)	33,156

Change in unrealized gains (losses) arising during the period, net of tax expense (benefit) of $591 and ($48,553), respectively	3,216	(93,680)

Defined benefit pension plans, net of tax expense of $0 and $0, respectively	—	2,147

Accretion of cash flow hedges, net of tax expense of $54 and $54, respectively	99	99

Foreign currency translation adjustments
Total change in unrealized gains on foreign currency translation	(5,279)	50,247

Change in unrealized gains on foreign currency translation	(5,279)	50,247

Other comprehensive loss	(1,964)	(41,187)

Comprehensive Loss	$(117,255)	$(315,151)

The changes in unrealized gains/losses in the first quarter of 2009 and 2008 were primarily due to widening market spreads principally in the U.S. The changes in foreign currency translation adjustments for the first quarters of 2009 and 2008 were due primarily to strengthening of the Euro spot exchange rate relative to the U.S. dollar.

The following table shows the accumulated balances for each component of accumulated other comprehensive (loss) income for the periods ended March 31, 2009 and 2008:

	Unrealized gains on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2007	$36,658	$2,722	$(5,350)	$281,047	$315,077
Current period change	(93,680)	2,147	99	50,247	(41,187)

Balance, March 31, 2008	$(57,022)	$4,869	$(5,251)	$331,294	$273,890

Balance, December 31, 2008	(65,115)	(13,871)	(4,952)	48,259	(35,679)
Current period change	3,216	—	99	(5,279)	(1,964)

Balance, March 31, 2009	$(61,899)	$(13,871)	$(4,853)	$42,980	$(37,643)

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Pension benefits
Service cost	$985	$2,351
Interest cost	820	1,693
Expected return on plan assets	(474)	(2,263)
Amortization of prior service cost	(208)	(441)
Recognized net actuarial loss	479	100

Net periodic benefit cost	$1,602	$1,440

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$100	$122
Interest cost	234	177
Amortization of prior service cost	(143)	(188)
Recognized net actuarial loss	134	89

Net periodic post-retirement benefit cost	$325	$200

In the third quarter of 2008, the Company initiated a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. PMI did not incur any expenses in the first quarter of 2009 as a result of this Program. PMI incurred expenses of $33.1 million in 2008 as a result of this Program. In addition, the Company contributed $10 million to the Retirement Plan in January 2008 and an additional $31.0 million in December 2008. Approximately $24.0 million of this contribution was nondeductible for tax purposes. The Company has filed with the IRS to have the nondeductible portion refunded to avoid excise tax penalties.

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$64,901	$64,901
Discount on loss reserves	31,470	28,350
Unearned premium reserves	5,822	5,762
Unrealized net losses on investments	84,942	84,098
Basis difference on investments in unconsolidated subsidiaries	245,339	245,339
Pension costs and deferred compensation	22,733	20,604
Contingency reserve deduction, net of tax and loss bonds	73,609	182
European loss carryforward	3,863	—
Other assets	16,598	15,494

Total deferred tax assets	549,277	464,730

Deferred tax liabilities:
Deferred policy acquisition costs	12,962	11,311
Unrealized net gains on debt	79,607	72,857
Software development costs	18,469	18,906
Equity in earnings from unconsolidated subsidiaries	30,628	32,453
Other liabilities	10,210	6,378

Total deferred tax liabilities	151,876	141,905

Net deferred tax asset	397,401	322,825
Valuation allowance	(174,641)	(174,641)

Net deferred tax asset	$222,760	$148,184

As of March 31, 2009, a tax valuation allowance of $174.6 million was recorded against a $245.3 million deferred tax asset related to unrealized losses primarily related to FGIC and RAM Re. The Company did not record a valuation allowance against the remaining deferred tax assets as it is management’s expectation that these will “more likely than not” be utilized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Premiums written
Direct	$224,610	$256,897
Assumed	1,187	5,228
Ceded	(40,951)	(49,431)

Net premiums written	$184,846	$212,694

Premiums earned
Direct	$227,857	$257,207
Assumed	1,966	2,844
Ceded	(41,729)	(49,010)

Net premiums earned	$188,094	$211,041

Losses and loss adjustment expenses
Direct	$470,180	$644,997
Assumed	204	682
Ceded	(87,437)	(89,626)

Net losses and LAE	$382,947	$556,053

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 99.9% and 98.8% of total ceded premiums written in the first quarter of 2009 and 2008, respectively. The Company recorded $549.4 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of March 31, 2009, compared to $482.7 million as of December 31, 2008. As of March 31, 2009 and December 31, 2008, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $893.6 million and $860.1 million, respectively.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	March 31, 2009			December 31, 2008
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$144,184	$144,184	$153,027
6.625% Senior Notes, due September 15, 2036 (1)	150,000	61,277	61,277	77,144
Revolving Credit Facility	200,000	—	200,000	200,000
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	—	51,593	51,593

Total debt	$651,593	$205,461	$457,054	$481,764

(1)	The fair values and carrying values of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at March 31, 2009 include accrued interest.

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

In early 2008 the Company amended its revolving credit facility (the “facility”) and in May 2008 the Company drew $200 million on the facility. The facility includes a $50 million letter of credit sub-limit. The facility was reduced to $250 million on or about October 22, 2008 upon the sale of PMI Australia. Pursuant to the terms of the amendment, the Company pledged the stock of PMI Mortgage Insurance Co. (“MIC”) and four reinsurance subsidiaries in favor of the lenders under the facility and, with respect to the stock of MIC, noteholders under certain of the Company’s senior notes. The amended facility also contains additional restrictions on asset dispositions and investments. While the Company is generally permitted under the amended facility to make additional investments in MIC and its subsidiaries, the Company’s ability to invest in its reinsurance subsidiaries is subject to dollar limitations (other than with regard to the four TPG subsidiaries whose capital stock was pledged to the bank group). (See Note 19. Subsequent Events, for further discussion.)

NOTE 16. BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended March 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$185,614	$2,472	$—	$8	$188,094
Net investment income	27,770	4,692	—	1,975	34,437
Net realized investment losses	(4,268)	(1,597)	—	(18)	(5,883)
Change in fair value of certain debt instruments	—	—	—	18,476	18,476
Net gains from credit default swaps	—	7,756	—	—	7,756
Other (loss) income	(50)	(35)	—	2,269	2,184

Total revenues	209,066	13,288	—	22,710	245,064

Losses and expenses
Losses and loss adjustment expenses	379,846	3,101	—	—	382,947
Amortization of deferred policy acquisition costs	3,025	320	—	—	3,345
Other underwriting and operating expenses	33,520	2,791	—	3,710	40,021
Interest expense	16	—	—	11,836	11,852

Total losses and expenses	416,407	6,212	—	15,546	438,165

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(207,341)	7,076	—	7,164	(193,101)

Equity in losses from unconsolidated subsidiaries	(2,294)	—	—	(152)	(2,446)

(Loss) income from continuing operations before income taxes	(209,635)	7,076	—	7,012	(195,547)

Income tax (benefit) expense from continuing operations	(82,069)	346	—	1,437	(80,286)

(Loss) income from continuing operations	(127,566)	6,730	—	5,575	(115,261)

Loss from discontinued operations, net of taxes	—	(30)	—	—	(30)

Net (loss) income	$(127,566)	$6,700	$—	$5,575	$(115,291)

	Three Months Ended March 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$207,824	$3,205	$—	$12	$211,041
Net investment income	28,000	4,767	—	1,942	34,709
Net realized investment gains (losses)	41,551	(231)	—	(11)	41,309
Impairment of unconsolidated subsidiary	—	—	(87,981)	—	(87,981)
Change in fair value of certain debt instruments	—	—	—	28,708	28,708
Net gain from credit default swaps	—	800	—	—	800
Other (loss) income	(76)	28	—	3,243	3,195

Total revenues (expenses)	277,299	8,569	(87,981)	33,894	231,781

Losses and expenses
Losses and loss adjustment expenses	537,033	19,020	—	—	556,053
Amortization of deferred policy acquisition costs	4,251	345	—	—	4,596
Other underwriting and operating expenses	22,339	6,981	—	18,283	47,603
Interest expense	32	—	—	8,331	8,363

Total losses and expenses	563,655	26,346	—	26,614	616,615

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(286,356)	(17,777)	(87,981)	7,280	(384,834)

Equity in earnings (losses) from unconsolidated subsidiaries	2,880	—	(36,236)	(121)	(33,477)

(Loss) income from continuing operations before income taxes	(283,476)	(17,777)	(124,217)	7,159	(418,311)

Income tax (benefit) expense from continuing operations	(110,999)	(2,336)	(1,244)	2,184	(112,395)

(Loss) income from continuing operations	(172,477)	(15,441)	(122,973)	4,975	(305,916)

Income (loss) from discontinued operations, net of taxes	—	33,217	(1,265)	—	31,952

Net (loss) income	$(172,477)	$17,776	$(124,238)	$4,975	$(273,964)

	March 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,138,962	$231,532	$—	$254,970	$3,625,464
Investments in unconsolidated subsidiaries	134,646	—	—	15,170	149,816
Reinsurance recoverables	549,369	—	—	—	549,369
Deferred policy acquisition costs	37,034	2,027	—	—	39,061
Property, equipment and software, net of accumulated depreciation and amortization	51,191	688	—	74,927	126,806
Other assets (liabilities)	359,573	10,620	70,696	(38,331)	402,558

Total assets	$4,270,775	$244,867	$70,696	$306,736	$4,893,074

Liabilities
Reserve for losses and loss adjustment expeses	$2,854,797	$61,065	$—	$—	$2,915,862
Unearned premiums	86,480	24,522	—	16	111,018
Debt	—	—	—	457,054	457,054
Other liabilities (assets)	203,772	64,623	—	(22,268)	246,127

Total liabilities	3,145,049	150,210	—	434,802	3,730,061
Shareholders’ equity (deficit)	1,125,726	94,657	70,696	(128,066)	1,163,013

Total liabilities and shareholders’ equity	$4,270,775	$244,867	$70,696	$306,736	$4,893,074

	December 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,184,751	$264,322	$—	$255,835	$3,704,908
Investments in unconsolidated subsidiaries	135,082	—	—	15,295	150,377
Reinsurance recoverables	482,678	—	—	—	482,678
Deferred policy acquisition costs	32,317	2,474	—	—	34,791
Property, equipment and software, net of accumulated depreciation and amortization	54,230	948	—	76,033	131,211
Other assets (liabilities)	262,166	14,424	70,696	(26,852)	320,434

Total assets	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

Liabilities
Reserve for losses and loss adjustment expenses	$2,624,504	$84,782	$—	$—	$2,709,286
Unearned premiums	86,187	25,449	—	20	111,656
Debt	—	—	—	481,764	481,764
Other liabilities (assets)	190,348	78,436	—	(25,316)	243,468

Total liabilities	2,901,039	188,667	—	456,468	3,546,174
Shareholders’ equity (deficit)	1,250,185	93,501	70,696	(136,157)	1,278,225

Total liabilities and shareholders’ equity	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

NOTE 17. DISCONTINUED OPERATIONS

During the third quarter of 2008, PMI Australia, PMI Asia and PMI Guaranty were reported as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

Three Months Ended March 31, 2008
(Dollars in thousands)
PMI Australia	$30,490
PMI Asia	2,727
PMI Guaranty	(1,265)

Total income from discontinued operations	$31,952

Summarized below are the overall operating components for each entity, as well as certain asset and liability information.

Sale of PMI Australia – On October 22, 2008, the Company completed the sale of PMI Australia and received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and a note receivable (“QBE Note”) in the principal amount of approximately $187 million. The actual amount owed under the QBE Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy certain warranty claims. We currently do not record any statutory or GAAP value with respect to the QBE Note due to the contingencies discussed above.

The following table represents PMI Australia’s results of operations for the three months ended March 31, 2008, which were recorded as discontinued operations:

Three Months Ended March 31, 2008
(Dollars in thousands)
Premiums earned	$47,275
Net investment income	21,409
Other income	9,543

Total revenues	78,227
Losses and loss adjustment expenses	20,634
Other underwriting and operating expenses	14,062

Income before income taxes from discontinued operations	43,531
Income tax expense	13,041

Income from discontinued operations	$30,490

Sale of PMI Asia – On December 17, 2008, the Company completed the sale of PMI Asia and received approximately $51.6 million in cash equal to 92.5% of PMI Asia’s book value as of June 30, 2008. The following table represents PMI Asia’s results of operations, which were recorded as discontinued operations:

Three Months Ended March 31, 2008
(Dollars in thousands)
Total revenues	$3,981
Losses, loss adjustment expenses and other underwriting and operating expenses	829

Income before income taxes from discontinued operations	3,152
Income tax expense	425

Income from discontinued operations	$2,727

Discontinued Operations of PMI Guaranty – PMI Guaranty has completed its runoff activities, and is reported as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for the quarter ended March 31, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations.

The results of operations of PMI Guaranty are as follows for the period indicated:

Three Months Ended March 31, 2008
(Dollars in thousands)
Total revenues	$2,642
Losses and LAE	3,086
Other underwriting and operating expenses	2,478

(Loss) income before income taxes from discontinued operations	(2,922)
Income tax (benefit) expense	(1,657)

Total (loss) income from discontinued operations	$(1,265)

NOTE 18. EXIT AND DISPOSAL ACTIVITIES

In the fourth quarter of 2008, the Company undertook initiatives to reduce and manage its expenses to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118

Exit costs incurred
Severance	1,014	—	1,014
Legal costs	400	—	400
Other	31	—	31

Total incurred	1,445	—	1,445

Exit costs payments
Severance	(1,297)	(2,243)	(3,540)
Fringe benefits	—	(36)	(36)
Legal Costs	—	(105)	(105)
Other	(141)	—	(141)

Total payments	(1,438)	(2,384)	(3,822)

Balance at March 31, 2009	$2,350	$391	$2,741

The expenses in the U.S. Mortgage Insurance Operations segment are primarily payroll and related expenses from a reduction in force due to both involuntary terminations and the Voluntary Early Retirement Program (the “Program”) in the fourth quarter of 2008. The expenses in the International Operations’ segment are primarily due to reductions in force from the closure of PMI Canada’s office in Toronto and reconfiguration of PMI Europe. The additions in the first quarter of 2009 are related to the termination of contract underwriting services announced in the first quarter of 2009 and effective April 2009. Exit costs incurred to date were $17.5 million which consisted primarily of severance and related costs.

NOTE 19. SUBSEQUENT EVENTS

On May 8, 2009, the Company and the lenders under the Company’s existing revolving credit facility agreed to suspend and modify certain financial covenants relating to the facility through May 29, 2009. Also on May 8, 2009, the Company and the lenders agreed upon terms and conditions of an Amended and Restated Credit Agreement (the “Restated Agreement”) that would replace the existing facility in its entirety. The Restated Agreement will become effective only after the satisfaction of certain conditions precedent, including the sale of the contingent note MIC received in connection with the sale of PMI Australia to TPG, the pledge of the note to the lenders by TPG, the termination of the existing pledge of the capital stock of PMI to the lenders, and TPG’s reduction of its borrowing under the facility to $125 million. The Company has not recorded any statutory or GAAP value with respect to the note due to the contingencies associated with its value at maturity. Satisfaction of certain conditions precedent will require the consent of third parties and approval or non-objection of the Arizona Department of Insurance. Whether the Company has satisfied the conditions precedent is within the sole discretion of the lenders.

If it becomes effective, the Restated Agreement will eliminate certain financial covenants and events of default currently contained in the facility, including the elimination of the maximum debt to total capitalization percentage, the maximum risk to capital ratio, and the removal of the financial strength ratings event of default. The Restated Agreement would also revise the minimum Adjusted Consolidated Net Worth (as defined in the facility) requirement to at least $1.2 billion through June 30, 2009, at least $700 million from July 1, 2009 through December 31, 2009, and at least $500 million from January 1, 2010 through the maturity date of the facility of October 24, 2011.

If the Company is unable to satisfy the conditions precedent necessary for the Restated Agreement to become effective on or before May 29, 2009 or unless the suspension of certain financial covenants is extended beyond May 29, 2009, an event of default under the facility will occur on May 30, 2009. Upon an event of default, the Company would likely be required to repay all outstanding indebtedness under the facility and the lenders would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for or holders of the Company’s senior notes, would cause an event of default under the Company’s outstanding notes and could require the Company to repay all of the outstanding senior notes. The Company currently has sufficient liquidity at its holding company to repay the credit facility in the event the Company no longer complies with its terms or in the event of a potential cross default under the senior notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, persistency, premiums, new insurance written, the make-up of our various insurance portfolios, the impact of market conditions, liquidity, capital initiatives, regulatory and contractual capital adequacy metrics, captive reinsurance agreements and the performance of our derivative contracts as well as certain securities held in our investment portfolios. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A. herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated, discussion under items captioned as “revenues” and “expenses” and other matters in this Management’s Discussion and Analysis as well as in our consolidated financial statements relates only to continuing operations.

Financial Results for the Quarter Ended March 31, 2009

For the quarter ended March 31, 2009, we recorded a consolidated net loss of $115.3 million, compared to a consolidated net loss of $274.0 million for the corresponding quarter in 2008. Our consolidated net loss in the first quarter of 2009 was primarily driven by losses in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations’ $127.6 million net loss in the first quarter of 2009 was primarily driven by continued high losses and loss adjustment expenses (“LAE”), net realized investment losses and a decrease in earned premiums. Our consolidated net loss in the first quarter of 2008 was primarily due to our U.S. Mortgage Insurance Operations’ net loss of $172.5 million, an $88.0 million pre-tax loss associated with the impairment of our investment in FGIC, and equity in losses of RAM Re of $36.2 million. Our consolidated net loss in the first quarter of 2008 included the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty.

Overview of Our Business

We provide residential mortgage insurance products designed to promote homeownership and strengthen communities. Mortgage insurance protects lenders and investors from credit losses, helping to ensure that mortgages are available to prospective homebuyers. In 2009, we divide our business into four segments: U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty and Corporate and Other.

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively,

“PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded a net loss of $127.6 million for the quarter ended March 31, 2009 compared to a net loss of $172.5 million for the quarter ended March 31, 2008.

•

International Operations. Our International Operations segment includes the results of PMI Mortgage Insurance Company Limited (collectively, with our other European subsidiaries referred to as “PMI Europe”) and our wholly owned Canadian subsidiary, PMI Canada, neither of which is writing new business. We completed the sales of PMI Australia and PMI Asia in the fourth quarter of 2008. The results from PMI Australia and PMI Asia are reported as discontinued operations in our International Operations segment and in the consolidated statement of operations for the quarter ended March 31, 2008. Net income from the continuing operations of PMI Europe and PMI Canada in our International Operations segment was $6.7 million for the quarter ended March 31, 2009 compared to a net loss of $15.4 million for the quarter ended March 31, 2008.

•

Financial Guaranty. Our Financial Guaranty segment includes our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, is a financial guaranty reinsurer, and our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor. FGIC has ceased and RAM Re is not currently writing new business. Effective December 31, 2008, we merged the assets and liabilities of our wholly-owned surety company, PMI Guaranty Co. (“PMI Guaranty”) into PMI. The results of operations of PMI Guaranty are reported as discontinued operations in our Financial Guaranty segment and in the consolidated statement of operations for the quarter ended March 31, 2008. Continuing operations in our Financial Guaranty segment did not generate income or losses for the quarter ended March 31, 2009 and generated a loss of $123.0 million for the quarter ended March 31, 2008.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations (which were discontinued in April 2009), and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net income of $5.6 million for the quarter ended March 31, 2009 compared to net income of $5.0 million for the quarter ended March 31, 2008.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Market Conditions and Capital Constraints. Rising unemployment rates in the United States and significantly weakened U.S. credit, capital, residential mortgage, and housing markets continue to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI continues to experience high losses, which we expect to continue throughout 2009. These losses have reduced, and will continue to reduce, PMI’s net assets. Partially in response to PMI’s increased losses and reduced capital, Standard &Poor’s, Moody’s and Fitch have each lowered its insurer financial strength rating on PMI from “AA” or equivalent to “BB-”, “Ba3” and “BB”, respectively. Because of rating agency actions in 2008, we submitted written remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”) outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength. To date, each of the GSEs has continued to treat PMI as an eligible mortgage insurer. There can be no assurance that the GSEs will continue to treat PMI as an eligible mortgage insurer.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates. We are significantly limiting PMI’s new business writings to conserve capital and are exploring other available alternatives, including potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), obtaining reinsurance for our insurance subsidiaries’ 2009 and future books of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Unless we raise capital, PMI’s policyholders position will likely decline and risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements and, if we are unable to timely satisfy certain conditions precedent in our revolving credit facility, certain credit facility covenants. Especially given current and expected future market conditions, there can be no assurance that we will be able to raise any additional capital, either on acceptable terms and in a timely manner, or at all. See Part II, Item 1A. Risk Factors. In addition, our reduction of new insurance written is reducing our premiums earned.

•

Losses and LAE. PMI’s losses and LAE were $379.8 million in the quarter ended March 31, 2009 compared to $537.0 million in the quarter ended March 31, 2008. We increased PMI’s net loss reserves in the first quarter of 2009 by $163.6 million as a result of increases in PMI’s default inventory (discussed under Defaults below) and higher average claim sizes in its pool insurance portfolio. The increase in PMI’s average claim size in its pool insurance portfolio has been driven by, among other things, higher actual and projected loan balances on loans going to claim and increased loss severity due to declining home prices which limit PMI’s loss mitigation opportunities. PMI’s losses and LAE will be negatively affected if claim rates and/or claim sizes increase. Changes, or lack of improvement, in economic conditions, including the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. Claim and LAE payments increased to $216.2 million in the first quarter of 2009 from $168.8 million in the first quarter of 2008, and we expect this trend to continue throughout 2009.

•

Defaults. PMI’s primary default inventory increased to 117,503 as of March 31, 2009 from 109,580 as of December 31, 2008. PMI’s primary default rate increased to 15.3% as of March 31, 2009 from 14.1% as of December 31, 2008 and from 8.8% as of March 31, 2008. The increase in the default rate is due to the combined effect of the higher default inventory and fewer policies in force. We expect PMI’s primary default inventory and default rate to continue to increase through 2009. The increases in PMI’s primary default inventory and default rate in the first quarter of 2009 were driven by a number of factors including:

Declining Home Prices and Rising Unemployment – Rising unemployment has made it significantly more difficult for many borrowers to remain current on their mortgage payments, while declining home prices have reduced the opportunities for borrowers to refinance their mortgages or sell their homes. These factors are negatively affecting PMI’s default inventory and default rate.

Decline in Cure Rate – The percentage of defaults that cure has declined due to diminished refinancing opportunities. This decline in the percentage of defaults that cure has negatively affected PMI’s default inventory and default rate. The decline in PMI’s cure rate has been partially offset by loss mitigation efforts and by increased rescissions of insurance written in prior periods.

Above-97s – PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above 97s”. Prior to 2009, we stopped insuring Above-97s, and, as a result, none of our total primary new insurance written (“NIW”) for the quarter ended March 31, 2009 consisted of Above-97s, compared to 15.0% for the quarter ended March 31, 2008. As of February 1, 2009, we stopped insuring loans with LTVs exceeding 95%. As of March 31, 2009, risk in force consisting of Above-97s in all book years represented 20.8% of PMI’s primary risk in force compared to 24.4% as of March 31, 2008. As of March 31, 2009, of the 20.8% of PMI’s primary risk in force from Above-97s, approximately half was from our 2007 book year. The default rate for Above-97s in PMI’s primary portfolio as of March 31, 2009 was 19.9% compared to 18.3% as of December 31, 2008 and 10.2% as of March 31, 2008.

Alt-A Loans – We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. We eliminated Alt-A loan eligibility in 2008 through the implementation of tighter underwriting guidelines. Due primarily to commitments issued prior to our underwriting guideline changes, approximately 0.2% of new insurance written in the first quarter of 2009 consisted of Alt-A loans compared to 13.3% of NIW in the first quarter of 2008. Risk in force from Alt-A loans represented 18.0% of PMI’s primary risk in force as of March 31, 2009 compared to 18.8% as of December 31, 2008 and 22.4% as of March 31, 2008. The default rate for Alt-A loans was 34.8% as of March 31, 2009 compared to 30.6% as of December 31, 2008 and 17.5% as of March 31, 2008.

Interest Only Loans – Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. Due to the tightening of underwriting guidelines and because interest only loan originations have substantially declined in the market, 0.2% of new insurance written in the first quarter of 2009 was comprised of interest only loans compared to 8.2% in the first quarter of 2008. Risk in force from interest only loans represented 11.3% of PMI’s primary risk in force as of March 31, 2009 compared to 11.8% as of December 31, 2008 and 14.0% as of March 31, 2008. The default rate for interest only loans was 33.4% as of March 31, 2009 compared to 28.6% as of December 31, 2008 and 15.0% as of March 31, 2008.

The above categories (or risk characteristics) are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics. We expect the percentage of the above categories of loans in our portfolio to continue to decline in 2009 as a result of our underwriting guideline changes.

Geographic Factors – Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continued to increase above PMI’s average default rate as of March 31, 2009. The default rate from California as of March 31, 2009 was 28.5% compared to 24.7% as of December 31, 2008 and 14.0% as of March 31, 2008. The default rate from Florida as of March 31, 2009 was 31.3% compared to 27.8% as of December 31, 2008 and 14.0% as of March 31, 2008. As of March 31, 2009, risk in force from California and Florida insured loans represented 7.8% and 10.1% of PMI’s primary risk in force, respectively. The default rate of the Auto States as of March 31, 2009 was 15.9% compared to 15.1% as of December 31, 2008 and 10.9% as of March 31, 2008. As of March 31, 2009, risk in force from the Auto States represented 13.4% of PMI’s primary risk in force. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

New Insurance Written (NIW). PMI’s primary NIW decreased by 20.8% in the first quarter of 2009 compared to the corresponding period in 2008. This decrease was due to changes to PMI’s pricing and underwriting guidelines implemented in 2007, 2008 and 2009 that reduce the types of loans that PMI would insure. Due to capital constraints, PMI will continue to limit NIW for the remainder of 2009.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 82.5% as of March 31, 2009, 82.2% as of December 31, 2008 and 77.6% as of March 31, 2008. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity in the insured market. To the extent that home prices continue to decline and residential mortgage refinance activity in the insured market remains relatively low, we expect that PMI’s persistency rate will likely remain high and therefore limit the rate at which PMI’s existing risk in force runs off. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates further constrain PMI’s capital position and limit its ability to write new business.

•

Other-than-Temporary Impairment of Investments. During the first quarter of 2009, we recorded a realized loss of $4.3 million related to preferred securities held in our U.S. investment portfolio. The decline in the value of these preferred securities was due to continuing stress in the capital markets. We may have additional impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe had net income of $7.5 million in the first quarter of 2009 compared to a net loss of $13.9 million for the corresponding period in 2008. The net income for the first three months of 2009 was primarily due to changes in the fair value of PMI Europe’s credit default swap (“CDS”) derivative contracts. The credit spreads of European residential mortgage-backed securities (“RMBS”) were largely unchanged since December 31, 2008 and the changes in fair value resulted from the partial reversal of unrealized losses as the contracts age. The net loss for the first three months of 2008 was primarily driven by increased loss provisions related to the deteriorating performance of certain U.S. sub-prime exposures on which PMI Europe provided reinsurance coverage. As of March 31, 2009, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $167.5 million. Total reserves associated with this portfolio were $41.7 million as of March 31, 2009.

PMI Europe has been downgraded and currently has insurer financial strength ratings of “BB-” (CreditWatch with Negative Implications), “BB” (Negative Outlook) and “B1” (Rating Developing), from Standard & Poor’s, Fitch and Moody’s, respectively. As a result of rating agency actions and other contractual requirements, counterparties have required PMI Europe to post collateral of $64.6 million on CDS transactions as of March 31, 2009. As a result of deterioration in the performance of the underlying collateral referenced in such transactions, PMI Europe may be required to post additional collateral.

•

PMI Canada. PMI Canada had a net loss of $0.7 million in the first quarter of 2009 compared to a net loss of $1.5 million in the corresponding period in 2008. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must facilitate the removal of PMI Canada’s risk in force and obtain regulatory approvals.

•

Discontinued Operations of PMI Australia and PMI Asia. On October 22, 2008, we sold PMI Australia. On December 17, 2008, we completed the sale of PMI Asia. As a result, we classified PMI Australia and PMI Asia as discontinued operations for the quarter ended March 31, 2008.

As a result of the changes in our International Operations described above, our International Operations will generate a substantially smaller portion of our revenues in 2009 and thereafter.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC and RAM Re. We impaired our investments in FGIC and RAM Re in 2008 and reduced the carrying values of the investments to zero. To the extent that our carrying values remain zero, no equity in losses relating to FGIC or RAM Re will be recorded. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. We are under no obligation, nor do we intend, to provide additional capital to FGIC or RAM Re.

•

Discontinued Operations of PMI Guaranty. PMI Guaranty completed its runoff activities in 2008. Accordingly, we reported the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for the quarter ended March 31, 2008.

As a result of the changes in our Financial Guaranty segment described above, we do not expect to generate significant revenues from our Financial Guaranty segment in 2009 or thereafter.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value option for certain corporate debt. As a result, in the first quarter of 2008, our net income included a $28.7 million positive adjustment related to the subsequent measurement of fair value for these debt instruments. In the first quarter of 2009, the positive adjustment to the fair value of these debt instruments was $18.5 million. The decrease in the first quarter of 2009 compared to the corresponding period in 2008 was related to the narrowing of credit spreads in the first quarter of 2009. (See Item 1, Note 8. Fair Value Disclosures.)

•

Share-Based Compensation. During the first quarter of 2009, we incurred pre-tax share-based compensation expense of $1.2 million compared to $4.4 million in the corresponding period in 2008. The decrease in share-based compensation expense was primarily due to decreases in the fair value of share-based compensation granted in 2009.

•

Contract Underwriting Services. In April 2009, we ceased offering contract underwriting services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies and related expenses were $0.2 million in the first quarter of 2009 compared to $1.5 million in the corresponding period in 2008. We may be obligated to pay contract underwriting remedies in the future.

•

Additional Items Affecting this Segment. Our Corporate and Other segment includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables from PMI, income from its investment portfolio and funds drawn from our revolving credit facility and cash and investments held at the holding company. PMI did not pay dividends to The PMI Group in the first quarter of 2009, and we do not expect that PMI will be able to pay dividends in 2009 or 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $234.3 million at March 31, 2009 and included $200 million outstanding under our revolving credit facility. For a discussion of the status of The PMI Group’s revolving credit facility, please see Liquidity and Capital Resources — Credit Facility.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended March 31,
	2009	2008	Percentage Change
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$188.1	$211.0	(10.9)%
Net investment income	34.4	34.7	(0.9)%
Net realized investment losses	(5.9)	(46.6)	(87.3)%
Change in fair value of certain debt instruments	18.5	28.7	(35.5)%
Other income	10.0	4.0	150.0%

Total revenues	245.1	231.8	5.7%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	382.9	556.0	(31.1)%
Amortization of deferred policy acquisition costs	3.3	4.6	(28.3)%
Other underwriting and operating expenses	40.1	47.6	(15.8)%
Interest expense	11.9	8.4	41.7%

Total losses and expenses	438.2	616.6	(28.9)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(193.1)	(384.8)	(49.8)%
Equity in losses from unconsolidated subsidiaries	(2.4)	(33.5)	(92.8)%

Loss from continuing operations before taxes	(195.5)	(418.3)	(53.3)%
Income tax benefit from continuing operations	(80.2)	(112.4)	(28.6)%

Loss from continuing operations	$(115.3)	$(305.9)	(62.3)%

(Loss) income from discontinued operations, net of tax	(0.0)	31.9	—

Net loss	$(115.3)	$(274.0)	(57.9)%

Diluted loss from continuing operations per share	$(1.41)	$(3.77)	(62.6)%
Diluted income from discontinued operations per share	—	0.40	—

Diluted net loss per share	$(1.41)	$(3.37)	(58.2)%

For the quarter ended March 31, 2009, we recorded a consolidated net loss of $115.3 million, compared to a consolidated net loss of $274.0 million for the corresponding quarter in 2008. Our consolidated net loss in the first quarter of 2009 was primarily driven by losses in our U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations’ $127.6 million net loss in the first quarter of 2009 was primarily driven by continued high losses and loss adjustment expenses (“LAE”), net realized investment losses and a decrease in earned premiums. Our consolidated net loss in the first quarter of 2008 was primarily due to our U.S. Mortgage Insurance Operations’ net loss of $172.5 million, an $88.0 million pre-tax loss associated with the impairment of our investment in FGIC, and equity in losses of RAM Re of $36.2 million. Our consolidated net loss in the first quarter of 2008 included the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty.

The decrease in premiums earned in the first quarter of 2009 compared to the corresponding period in 2008 was driven by lower premiums earned in our U.S. Mortgage Insurance Operations segment, primarily due to lower NIW and higher levels of rescissions of insurance previously written (which generate premium refunds). The decrease in premiums earned was partially offset by higher persistency in the first quarter of 2009 compared to the corresponding period in 2008.

The decrease in net investment income in the first quarter of 2009 compared to the corresponding period in 2008 was primarily due to a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 3.4% and 4.8% as of March 31, 2009 and 2008, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a higher concentration of cash and cash equivalents, which yield significantly lower interest.

The decrease in net realized investment loss in the first quarter of 2009 from the first quarter of 2008 was primarily due to higher net realized investment losses in the first quarter of 2008 as a result of the impairment of our investment in FGIC, partially offset by gains on the sale of common stock in PMI’s investment portfolio in 2008.

The change in fair value of certain debt instruments in the first quarter of 2009 and 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. The changes in fair value of $18.5 million in the first quarter of 2009 and $28.7 million in the first quarter of 2008 were primarily due to changes in interest rates and widening of credit spreads associated with our senior debt. The increase in other income in the first quarter of 2009 compared to the corresponding period in 2008 was due primarily to net gains on credit default swaps in Europe.

Losses and LAE in the first quarters of 2009 and 2008 includes U.S. Mortgage Insurance Operations’ net loss reserve increases of $163.6 million and $368.2 million, respectively. The loss reserve increase in U.S. Mortgage Insurance Operations in the first quarter of 2009 reflected an increase in PMI’s default inventory and higher average claim sizes in its pool insurance portfolio. The loss reserve increase in U.S. Mortgage Insurance Operations in the first quarter of 2008 reflected the increases in loss reserves on both existing and new notices of default attributable to re-estimation of claim sizes and claim rates due to the significant weakening of the U.S. employment, credit, capital, residential mortgage, and housing markets which drove higher default inventories, claim rates, average claim sizes and claim severity.

The decrease in amortization of deferred policy acquisition costs in the first quarter of 2009 compared to the corresponding period in 2008 was primarily due to an increase in the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations, due to higher persistency levels. PMI’s deferred policy acquisition cost asset increased to $37.0 million at March 31, 2009 from $32.3 million at December 31, 2008 and $16.0 million at March 31, 2008.

The decrease in other underwriting and operating expenses in the first quarter of 2009 compared to the corresponding period in 2008 was primarily due to a decrease in payroll related expenses in the U.S. Mortgage Insurance Operations and a decrease in employee share option expenses in the Corporate and Other Segment, offset by an increase in deferred compensation expenses in our U.S. Mortgage Insurance Operations.

The increase in interest expense in the first quarter of 2009 compared to the corresponding period in 2008 was due primarily to the payment of higher interest and fees than in the corresponding period in 2008, as a result of drawing down $200 million on the revolving credit facility in the second quarter of 2008.

Due to the impairment of our RAM Re and FGIC investments in 2008, we did not recognize any equity in earnings (losses) from RAM Re or FGIC in the first quarter of 2009. Our equity in losses from unconsolidated subsidiaries in the first quarter of 2008 was due to RAM Re’s net unrealized mark-to-market losses on its credit derivative portfolio and its loss reserve increases primarily related to deterioration in the performance of RMBS.

The effective tax rates for continuing operations were 41.1% for the first quarter of 2009 and 26.9% for the first quarter of 2008 compared to the federal statutory rate of 35.0%. As we reported a net loss for the three months ended March 31, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our effective tax rate in comparison to the federal statutory rate. The effective tax rate of 26.9% for the three months ended March 31, 2008 was lower than the federal statutory rate due to losses from our Financial Guaranty segment, primarily from the impairment of FGIC and the Company’s European Operations, which have lower effective tax rates.

(Loss) income from discontinued operations includes the first quarter 2008 financial results of PMI Australia, PMI Asia and PMI Guaranty.

Segment Results

The following table presents consolidated net (loss) income for each of our segments:

	Three Months Ended March 31,
	2009	2008	Percentage Change
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(127.6)	$(172.5)	(26.0)%
International Operations	6.7	(15.4)	(143.5)%
Financial Guaranty	—	(123.0)	—
Corporate and Other	5.6	5.0	12.0%

Loss from continuing operations	$(115.3)	$(305.9)	(62.3)%

International Operations	(0.0)	33.2	—
Financial Guaranty	—	(1.3)	—

(Loss) income from discontinued operations	$(0.0)	$31.9	—

Net loss	$(115.3)	$(274.0)	(57.9)%

U.S. Mortgage Insurance Operations

The results of U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in (losses) earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,
	2009	2008	Percentage Change
	(Dollars in millions)
Net premiums written	$184.3	$205.0	(10.1)%

Premiums earned	$185.6	$207.8	(10.7)%
Net investment income	27.8	28.0	(0.7)%
Net realized investment (losses) gains	(4.3)	41.6	(110.3)%
Other loss	—	(0.1)	—

Total revenues	209.1	277.3	(24.6)%

Losses and LAE	379.8	537.0	(29.3)%
Underwriting and operating expenses	36.6	26.7	37.1%

Total losses and expenses	416.4	563.7	(26.1)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(207.3)	(286.4)	(27.6)%

Equity in (losses) earnings from unconsolidated subsidiaries	(2.3)	2.9	(179.3)%

Loss before income taxes	(209.6)	(283.5)	(26.1)%
Income tax benefit	(82.0)	(111.0)	(26.1)%

Net loss	$(127.6)	$(172.5)	(26.0)%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(Dollars in millions)
Gross premiums written	$245.8	$262.9	(6.5)%
Ceded and refunded premiums, net of assumed	(61.5)	(57.9)	6.2%

Net premiums written	$184.3	$205.0	(10.1)%

Premiums earned	$185.6	$207.8	(10.7)%

The decreases in gross premiums written and premiums earned in the first quarter of 2009 compared to the first quarter of 2008 were primarily due to lower NIW.

As of March 31, 2009, 47.5% of PMI’s primary insurance in force and 48.3% of its risk in force were subject to captive reinsurance agreements compared to 53.0% and 53.1%, respectively, as of March 31, 2008. PMI no longer seeks reinsurance under excess-of-loss (“XOL”) reinsurance arrangements with lender affiliated captive reinsurers. On January 1, 2009, in-force XOL contracts were placed into runoff and will mature pursuant to their terms and conditions. PMI will continue to cede premiums to the captives in runoff but these cessions are expected to decrease over time as the number of loans in our portfolio subject to captive reinsurance arrangements decrease.

Net investment income – Net investment income remained relatively flat primarily due to the decrease in the pre-tax book yield, partially offset by an increase in fixed income securities at March 31, 2009 compared to the corresponding period in 2008. PMI’s pre-tax book yield was 3.53% at March 31, 2009 compared to 4.85% at March 31, 2008. The pre-tax book yield in the first quarter of 2009 was lower than the corresponding period in 2008 primarily due to a higher concentration of cash and cash equivalents, which yield significantly lower interest. Fixed income securities in PMI’s portfolio increased to $1.9 billion as of March 31, 2009 from $1.7 billion as of March 31, 2008.

Net realized investment gains – The decrease in net realized investment gains in the first quarter of 2009 was due to investment gains in the first quarter of 2008 on the sale of certain equity investments in PMI’s portfolio.

Losses and LAE — PMI’s losses and LAE represent claims paid, certain expenses related to default notification, loss mitigation and claim processing and changes to loss reserves during the applicable period. Because losses and LAE includes changes to loss reserves, it reflects our best estimate of PMI’s future claim payments and costs to process claims relating to PMI’s current inventory of loans in default. Claims paid including LAE includes amounts paid on primary and pool insurance claims and LAE. PMI’s losses and LAE and related claims data are shown in the following table.

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(Dollars in millions, except claim size)
Claims paid including LAE	$216.2	$168.8	28.1%
Change in net loss reserves	163.6	368.2	(55.6)%

Losses and LAE	$379.8	$537.0	(29.3)%

Number of primary claims paid	4,613	3,722	23.9%
Average primary claim size (in thousands)	$43.7	$41.6	5.0%

The decrease in losses and LAE in the first quarter of 2009 compared to the same period one year ago was primarily due to higher net loss reserve additions in the first quarter of 2008 as a result of an increase in our estimated claim rates associated with the 2007 report year, partially offset by higher paid claims in 2009. The increase in claims paid including LAE in the first quarter of 2009 compared to the corresponding period in 2008 was driven by higher average primary claim sizes and an increase in the number of primary claims paid (or claim rate). The increase in PMI’s average primary claim size in the first quarter of 2009 has been driven by higher loan sizes and coverage levels in PMI’s portfolio and declining home prices, which limit PMI’s loss mitigation opportunities. Higher claim rates have been driven by, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status. Primary claims paid were $201.4 million and $154.7 million in the first quarter of 2009 and 2008, respectively. Pool insurance claims paid were $26.2 million and $9.2 million in the first quarter of 2009 and 2008, respectively. For a discussion of the changes in net loss reserves in the first quarter of 2009 and 2008, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above.

As of March 31, 2009, we ceded $549.4 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of March 31, 2009, assets in captive trust accounts held for the benefit of PMI totaled approximately $893.6 million.

Defaults – PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan in default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date.

PMI’s primary default data are presented in the table below.

	As of March 31,		Percentage Change/ Variance
	2009	2008
Flow channel
Loans in default	93,028	50,499	84.2%
Policies in force	657,999	667,412	(1.4)%
Default rate	14.14%	7.57%	6.57 pps

Structured channel
Loans in default	24,475	19,219	27.3%
Policies in force	110,442	126,911	(13.0)%
Default rate	22.16%	15.14%	7.02 pps

Total primary
Loans in default	117,503	69,718	68.5%
Policies in force	768,441	794,323	(3.3)%
Default rate	15.29%	8.78%	6.51 pps

The increases in PMI’s primary default inventory and default rate in the first quarter of 2009 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Defaults, above.

PMI’s modified pool default data are presented in the table below.

	As of March 31,		Percentage Change/ Variance
	2009	2008
Modified pool with deductible
Loans in default	39,238	20,700	89.6%
Policies in force	190,830	229,068	(16.7)%
Default rate	20.56%	9.04%	11.52 pps

Modified pool without deductible
Loans in default	10,400	7,924	31.2%
Policies in force	54,123	63,184	(14.3)%
Default rate	19.22%	12.54%	6.68 pps

Total modified pool
Loans in default	49,638	28,624	73.4%
Policies in force	244,953	292,252	(16.2)%
Default rate	20.26%	9.79%	10.47 pps

The increase in loans in default for modified pool with deductible in the first quarter of 2009 was due to deterioration in the performance of loans from the 2007, 2006 and 2005 book years. The increase in loans in default for modified pool without deductible in the first quarter of 2009 was primarily due to a large modified pool transaction in which PMI insured predominantly seasoned, less-than-A quality loans. Our modified pool portfolios are aging under severe economic conditions under which loans in default within these portfolios have increased, and we expect these defaults to continue to increase due to persistent housing and employment deterioration. As a result, deductibles on certain individual pool transactions were pierced in 2008, and we expect additional deductibles to be exceeded in 2009. In 2009, due to increases in pending defaults and higher average loan balances on loans going to claim, claim rates and severity, we established significant loss reserves with respect to our modified pool with deductible portfolios. Additional reserves may be recorded in the future with respect to these portfolios. PMI’s total modified pool default rate increased to 20.3% as of March 31, 2009 from 17.6% as of December 31, 2008 and from 9.8% as of March 31, 2008. The increase in the modified pool default rate is due to the combined effect of the higher default inventory and fewer policies in force.

Total pool loans in default (which includes modified and other pool products) as of March 31, 2009 and 2008 were 53,807 and 33,536, respectively. The default rates for total pool loans as of March 31, 2009 and 2008 were 17.7% and 9.2%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$3.0	$4.3	(30.2)%
Other underwriting and operating expenses	33.6	22.4	50.0%

Total underwriting and operating expenses	$36.6	$26.7	37.1%

Policy acquisition costs incurred and deferred	$7.7	$9.8	(21.4)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decrease in amortization of deferred policy acquisition costs in the first quarter of 2009 was primarily due to an increase to the period over which the Company amortizes deferred policy acquisition costs in its U.S. Mortgage Insurance Operations as a result of higher persistency levels. PMI’s deferred policy acquisition cost asset was $37.0 million at March 31, 2009 compared to $32.3 million at December 31, 2008 and $16.0 million at March 31, 2008.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses increased in the first quarter of 2009 compared to the corresponding period in 2008 primarily as a result of an increase in deferred compensation expenses and lower expense allocations, partially offset by lower payroll and related expenses.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $2.0 million in the first quarter of 2009 compared to $3.0 million in the corresponding period in 2008. In April 2009, we ceased offering contract underwriting services.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI in the first quarter of 2009 was $2.3 million compared to equity in earnings of $2.9 million in the corresponding period in 2008, primarily as a result of higher losses.

Income taxes — U.S. Mortgage Insurance Operations statutory tax rate is 35%. The tax benefit recorded in the U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in effective tax rates of 39.1% and 39.2% for the first quarter of 2009 and 2008, respectively.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	As of March 31,
	2009	2008	Variance
Loss ratio	204.6%	258.4%	(53.8) pps
Expense ratio	19.8%	13.0%	6.8 pps

Combined ratio	224.4%	271.4%	(47.0) pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio decreased in the first quarter of 2009 compared to the corresponding period in 2008 as a result of lower losses and LAE partially offset by lower premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the first quarter of 2009 compared to the corresponding period in 2008 was primarily due to a decrease in net premiums written and an increase in deferred compensation expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,
	2009	2008	Percent Change
	(Dollar in millions)
Primary NIW:
Flow channel	$4,847	$5,952	(18.6)%
Structured finance channel	1	167	(99.4)%

Total primary NIW	$4,848	$6,119	(20.8)%

The decrease in PMI’s primary flow NIW in the first quarter of 2009 compared to the corresponding period in 2008 was principally due to PMI’s capital preservation initiatives as well as changes to PMI’s pricing and underwriting guidelines that reduce the types of loans that PMI would insure. PMI has ceased offering products through its structured finance channel. We recognized $1.0 million of NIW in our structured finance channel in the first quarter of 2009 as a result of prior commitments.

Modified pool insurance — PMI did not enter into any new modified pool agreements in 2008 or 2009, and we do not expect to write modified pool risk in the future. We wrote $4.1 million of modified pool risk in the first quarter of 2008. Modified pool risk in force as of March 31, 2009 was $1.8 billion, $2.2 billion as of December 31, 2008 and $2.8 billion as of March 31, 2008. The decrease in modified pool risk in force in the first quarter of 2009 was primarily due to the termination of certain pool contracts.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of March 31,		Percentage Change/ Variance
	2009	2008
	(Dollars in millions)
Primary insurance in force	$123,897	$124,263	(0.3)%
Primary risk in force	30,366	31,052	(2.2)%
Pool risk in force*	2,250	3,443	(34.7)%
Policy cancellations—primary (year-to-date)	5,216	5,479	(4.8)%
Persistency—primary	82.5%	77.6%	4.9 pps

*	Includes modified pool and other pool risk in force. As of September 30, 2008, we adjusted pool risk in force to reflect the effect of loan repayments on risk limits.

Primary insurance in force and risk in force as of March 31, 2009 decreased from March 31, 2008 primarily as a result of lower NIW, partially offset by higher persistency. The increase in PMI’s persistency rate in the first quarter of 2009 reflects lower levels of residential mortgage refinance activity in the insured market and home price declines.

The following table sets forth the percentages of PMI’s primary risk in force as of March 31, 2009 and December 31, 2008 in the ten states with the highest risk in force as of March 31, 2009 in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of March 31, 2009	Percent of Primary Risk in Force as of December 31, 2008
Florida	10.1%	10.3%
California	7.8%	8.0%
Texas	7.3%	7.3%
Illinois	5.2%	5.2%
Georgia	4.7%	4.7%
New York	3.9%	3.9%
Ohio	3.8%	3.8%
Pennsylvania	3.4%	3.3%
New Jersey	3.2%	3.2%
Washington	3.2%	3.1%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the first quarter of 2009, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans than in the corresponding period in 2008 primarily as a result of PMI’s pricing and underwriting guideline changes. The following table presents PMI’s less-than-A quality and Alt-A loans as percentages of primary NIW from its flow and structured finance channels:

	Three Months Ended March 31,
	2009		2008
	(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW- flow channel	$2	0.1%	$252	4.2%
Primary NIW- structured finance channel	—	0.0%	15	9.0%

Total primary NIW	$2	0.1%	$267	4.4%

Alt-A loan amounts and as a percentage of:
Primary NIW- flow channel	$10	0.2%	$810	13.6%
Primary NIW- structured finance channel	—	0.0%	4	2.4%

Total primary NIW	$10	0.2%	$814	13.3%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of primary NIW from its flow and structured finance channels:

	Three Months Ended March 31,
	2009		2008
	(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW- flow channel	$16	0.3%	$76	1.3%
Primary NIW- structured finance channel	—	0.0%	18	10.8%

Total primary NIW	$16	0.3%	$94	1.5%

Above-97 loan amounts and as a percentage of:
Primary NIW- flow channel	$0	0.0%	$867	14.6%
Primary NIW- structured finance channel	—	0.0%	53	31.7%

Total primary NIW	$0	0.0%	$920	15.0%

The decreases shown above in the percentages of PMI’s NIW consisting of ARM and Above-97 loans were driven primarily by changes in PMI’s pricing and underwriting guidelines. We no longer insure loans with LTVs in excess of 95%.

The following table presents PMI’s interest only loans as percentages of primary NIW from its flow and structured finance channels and payment option ARMs as a percentage of its primary NIW from its flow channel:

	Three Months Ended March 31,
	2009		2008
	(Dollars in millions)
Interest only loan amounts and as a percentage of:
Primary NIW- flow channel	$11	0.2%	$498	8.4%
Primary NIW- structured finance channel	—	0.0%	2	1.2%

Total primary NIW	$11	0.2%	$500	8.2%

Payment option ARMs amounts and as a percentage of:
Primary NIW- flow channel	$2	0.1%	$23	0.4%

Total primary NIW	$2	0.1%	$23	0.4%

The decreases in the first quarter of 2009 in the percentage of PMI’s NIW consisting of interest only and payment option ARM loans were driven primarily by changes in PMI’s pricing and underwriting guidelines.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk in force:

	March 31, 2009	December 31, 2008	March 31, 2008
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	6.9%	7.1%	7.9%
Less-than-A Quality loans with FICO scores below 575 *	1.8%	1.8%	2.1%
Alt-A loans	18.0%	18.8%	22.4%
ARMs (excluding 2/28 Hybrid ARMs)	7.8%	8.0%	9.1%
2/28 Hybrid ARMs **	2.1%	2.3%	3.0%
Above-97s (above 97% LTVs)	20.8%	21.5%	24.4%
Interest Only	11.3%	11.8%	14.0%
Payment Option ARMs	3.3%	3.4%	3.7%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada and discontinued operations of PMI Australia and PMI Asia:

	Three Months Ended March 31,
	2009	2008	Percentage Change
	(USD in millions)
PMI Europe	$7.5	$(13.9)	(154.0)%
PMI Canada	(0.7)	(1.5)	(53.3)%

Income (loss) from continuing operations *	6.7	(15.4)	(143.5)%

Income from discontinued operations	0.0	33.2	—

Net income	$6.7	$17.8	(62.4)%

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended March 31,
	2009	2008	Percentage change
	(USD in millions)
Net premiums written	$0.5	$5.4	(90.7)%

Premiums earned	$2.4	$3.2	(25.0)%
Net gains from credit default swaps	7.8	0.8	—
Net investment income	4.6	4.0	15.0%
Net realized losses	(1.3)	(0.2)	—

Total revenues	13.5	7.8	73.1%

Losses and LAE	2.9	19.0	(84.7)%
Other underwriting and operating expenses	2.8	5.0	(44.0)%

Total losses and expenses	5.7	24.0	(76.3)%

Income (loss) before taxes	7.8	(16.2)	(148.1)%
Income tax expense (benefit)	0.3	(2.3)	(113.0)%

Net income (loss)	$7.5	$(13.9)	(154.0)%

The average USD/Euro currency exchange rate was 1.3063 for the first quarter of 2009 and 1.4992 for the corresponding period in 2008. The changes in the average USD/Euro currency exchange rates from 2008 to 2009 negatively impacted PMI Europe’s financial results by $1.1 million in the first quarter of 2009.

Premiums written and earned — Net premiums written and earned decreased in the first quarter of 2009 compared to the same period in 2008 primarily due to the restructuring of PMI Europe’s operations in the second half of 2008. We recognize premiums in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the insured/reinsured risk. As the total book of business continues to age, we expect premiums earned and risk in force associated with it to continue to decline.

Net gains from credit default swaps — PMI Europe is currently a party to thirteen CDS contracts that are classified as derivatives. Net gains/losses from CDS transactions were primarily a result of changes in the fair value of the derivative contracts in the first quarter of 2009. The credit spreads of European residential mortgage-backed securities (“RMBS”) were largely unchanged since December 31, 2008 and the changes in fair value resulted from the partial reversal of unrealized losses as the contracts continue to age. We recorded a net gain of $0.8 million for the three months ended March 31, 2008 which was comprised of $3.4 million of realized gains from PMI Europe’s CDS derivative contracts offset by an unrealized mark-to-market loss of $2.6 million on these contracts as a result of changes in the estimated exit value of these contracts during the period.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short term investments and foreign exchange gains or losses arising from the revaluation of short term monetary assets. The pre-tax book yield was 2.8% and 4.4% as of March 31, 2009 and 2008, respectively. The increase in net investment income in 2009 compared to the same period in 2008 was primarily due to foreign exchange gains on short-term cash deposits resulting from the strengthening of the Euro against the dollar.

Losses and LAE — PMI Europe’s losses and LAE, which includes claim payments and changes in reserves, amounted to $2.9 million in the first quarter of 2009 compared to $19.0 million for the same period in 2008. The losses and LAE charge for the first quarter of 2008 was primarily driven by an increase in reserves in respect of PMI Europe’s reinsurance of U.S. sub-prime exposures. The losses and LAE charge for the first quarter of 2009 was primarily driven by increased defaults on Italian primary flow business and the foreign exchange losses arising from the translation of loss reserves held to U.S. dollars.

Claim payments (excluding payments for CDS accounted as derivatives) totaled $21.8 million in the first quarter of 2009, compared to $1.4 million for the same period in 2008. The increase in claims paid was primarily due to payments made during the first quarter of 2009 in respect of the reinsurance of U.S. sub-prime exposures.

Underwriting and operating expenses — PMI Europe has ceased writing new business, which resulted in a decrease in underwriting and operating expenses in the first quarter of 2009 compared to the same period in 2008.

Income taxes — The effective tax rates of 4.4% and 14.4% for PMI Europe for the first quarter of 2009 and 2008, respectively, were primarily driven by the Irish statutory tax rate of 12.5% and tax exempt net unrealized gains on CDS derivative contracts.

Risk in force — PMI Europe’s risk in force decreased to $6.6 billion as of March 31, 2009 from $7.4 billion at December 31, 2008 as a result of the termination of one CDS transaction and the weakening of the U.S. dollar.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada began operations in 2007.

	Three Months Ended March 31,
	2009	2008	Percentage Change
	(USD in millions)
Total revenues	$(0.2)	$0.9	(122.2)%

Losses and LAE	0.2	0.1	100.0%
Underwriting and operating expenses	0.3	2.3	(87.0)%

Total losses and expenses	0.5	2.4	(79.2)%

Loss before taxes	(0.7)	(1.5)	(53.3)%
Income tax (benefit) expense	—	—	—

Net loss	$(0.7)	$(1.5)	(53.3)%

Total revenues — Total revenues decreased in the first quarter of 2009 compared to the corresponding period in 2008 primarily due to less investment income earned on its investment portfolio. PMI Canada also had a loss on investments of $0.3 million for the first quarter of 2009 due to investment impairments as a result of market volatility.

Losses and LAE – PMI Canada’s losses and LAE increased in the first quarter of 2009 compared to the corresponding period in 2008 due to an increase to loss reserves based on notices of default received in the first quarter of 2009 on its 2008 business writings.

Underwriting and operating expenses – The decrease in underwriting and operating expenses in the first quarter of 2009 compared to the same period in 2008 was primarily due to placing its operations in Canada into runoff in the fourth quarter of 2008 and ceasing new business writings.

Discontinued Operations

During the third quarter of 2008, we reported PMI Australia and PMI Asia as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for the quarter ended March 31, 2008. A summary of the operating results included in discontinued operations is as follows:

Three Months Ended March 31, 2008
(Dollars in thousands)
PMI Australia	$30,490
PMI Asia	2,727

Income from discontinued operations	$33,217

Summarized below are the overall operating components for each entity.

The following table represents PMI Australia’s results of operations, recorded as discontinued operations for the period presented:

Three Months Ended March 31, 2008
(Dollars in thousands)
Premiums earned	$47,275
Net investment income	21,409
Other income	9,543

Total revenues	78,227
Losses and loss adjustment expenses	20,634
Other underwriting and operating expenses	14,062

Income before income taxes from discontinued operations	43,531
Income tax expense	13,041

Income from discontinued operations	$30,490

The following table represents PMI Asia’s results of operations, recorded as discontinued operations for the period presented:

Three Months Ended March 31, 2008
(Dollars in thousands)
Total revenues	$3,981
Losses, loss adjustment expenses and other underwriting and operating expenses	829

Income before income taxes from discontinued operations	3,152
Income tax expense	425

Income from discontinued operations	$2,727

Financial Guaranty

Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re, whose carrying values have been reduced to zero as a result of our impairments of the investments in 2008. To the extent that our carrying values remain zero, we will not recognize in future periods our proportionate share of FGIC’s or RAM Re’s losses, if any. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. Having completed its runoff activities in 2008, we now report the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(Dollars in millions)
Net investment income	$2.0	$1.9	5.3%
Change in fair value of certain debt instruments	18.5	28.7	(35.5)%
Other income	2.2	3.3	(33.3)%

Total revenues	22.7	33.9	(33.0)%

Share-based compensation expense	1.2	4.4	(72.7)%
Other operating expenses	2.5	13.9	(82.0)%

Total other operating expenses	3.7	18.3	(79.8)%
Interest expense	11.8	8.3	42.2%

Total expenses	15.5	26.6	(41.7)%
Income before equity in losses from unconsolidated subsidiaries and income taxes	7.2	7.3	(1.4)%
Equity in losses from unconsolidated subsidiaries	(0.2)	(0.1)	100.0%

Net income before income taxes	7.0	7.2	(2.8)%
Income tax expense	1.4	2.2	(36.4)%

Net income	$5.6	$5.0	12.0%

Net investment income – Net investment income increased in the first quarter of 2009 compared to the corresponding period in 2008 due primarily to an increase in returns from our fixed income securities offset by a decrease in the book yield.

Change in fair value of certain debt instruments – The change in fair value of certain debt instruments resulted from our adoption of SFAS No. 159, effective January 1, 2008. As a result, in the first quarter of 2008, our net income included a $28.7 million positive adjustment related to the subsequent measurement of fair value for these debt instruments. In the first quarter of 2009, the positive adjustment to the fair value of these debt instruments was $18.5 million. The decrease in the first quarter of 2009 compared to the corresponding period in 2008 was related to the narrowing of credit spreads in the first quarter of 2009.

Share-based compensation expense — The decrease in share-based compensation expense in the first quarter of 2009 from the corresponding period in 2008 was primarily due to decreases in the fair value of share-based compensation granted in 2009.

Other operating expenses — Other operating expenses decreased in the first quarter of 2009 compared to the corresponding period in 2008 due to decreases in employee compensation costs and contract underwriting remedies. In April 2009, we ceased offering contract underwriting services.

Interest expense — The increase in interest expense in the first quarter of 2009 compared to the corresponding period in 2008 was due primarily to the payment of higher interest and fees than in the corresponding period in 2008, as a result of drawing down $200 million on the revolving credit facility in the second quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from PMI with respect to tax sharing agreements. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. PMI did not pay dividends to The PMI Group in the first quarter of 2009 and we do not expect that PMI will be able to pay dividends in the remainder of 2009 or 2010. In addition, the economic downturn has reduced returns on The PMI Group’s investment portfolio, and we expect these returns could continue to be adversely affected to the extent the dislocation in the credit markets and economic downturn continues. See Part II, Item 1A. Risk Factors – We may face liquidity issues at our holding company, The PMI Group.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $234.3 million at March 31, 2009 (including $200 million outstanding under our revolving credit facility described below) compared to $75.2 million at March 31, 2008.

Credit Facility

We currently have $200 million outstanding under our $250 million revolving credit facility. The credit facility contains a number of financial covenants, including a minimum Adjusted Consolidated Net Worth (as defined in the facility) requirement of $1.505 billion, a maximum total debt to total capitalization percentage requirement of 35%, and a maximum risk-to-capital ratio requirement of 20 to 1. Events of default under the facility include, among others, PMI failing to maintain a financial strength rating of at least “Baa” from Moody’s while also failing to maintain a financial strength rating of at least “BBB” from Standard & Poor’s.

Effective May 8, 2009, we and the lenders under the credit facility agreed to suspend the financial strength ratings event of default, reduce the minimum Adjusted Consolidated Net Worth requirement to $1.2 billion and increase the maximum PMI MIC risk-to-capital ratio requirement to 24.0 to 1, in each case through May 29, 2009. We had originally agreed to these terms on March 16, 2009. As part of this agreement, we agreed not to borrow additional amounts under the facility or contribute additional capital to our subsidiaries unless and until we are in compliance with the financial strength ratings, Adjusted Consolidated Net Worth and risk-to-capital ratio provisions as they were set forth in the credit facility prior to their suspension on March 16, 2009.

Also effective May 8, 2009, we and the lenders agreed upon the terms of an Amended and Restated Credit Agreement (the “Restated Agreement”) that would replace the existing credit facility agreement in its entirety. The Restated Agreement will become effective only after satisfaction of a number of conditions precedent. If all required conditions are not satisfied, the Restated Agreement will not take effect. Conditions precedent to the effectiveness of the Restated Agreement include:

•

Sale and Pledge of the Note. Upon the closing of the sale of PMI Australia in 2008, the purchaser paid PMI a cash purchase price and issued a note to PMI in the principal amount of $187 million (the “Note”). The Note is payable with interest on September 30, 2011. The actual amount owed under the Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy any claims for breach of warranties under the PMI Australia Sale Agreement or under the PMI Asia Sale Agreement, and such warranty claims are not satisfied by PMI by April 1, 2010. In order for the Restated Agreement to become effective, the following conditions precedent must be satisfied with respect to the Note:

•

PMI must have sold the Note to The PMI Group pursuant to agreements and terms satisfactory to the lenders in their sole discretion and with the approval or non-objection of the Arizona Department of Insurance;

•

The PMI Group shall have entered into one or more pledge agreement satisfactory to the lenders in their sole discretion pursuant to which The PMI Group shall have granted the lenders a first priority, perfected security interest in The PMI Group’s interests in the Note and the sale agreements relating to the sales of PMI Australia and PMI Asia;

•	The purchasers of PMI Australia and PMI Asia shall have acknowledged and consented to such pledge;

•	The PMI Group shall have provided the lenders with a solvency opinion with respect to PMI Insurance after giving effect to the sale of the Note; and

•	The PMI Group shall have provided the lenders with various legal opinions, satisfactory to the lenders, with respect to the sale and pledge of the Note.

•

The PMI Group shall have made certain representations and warranties to the lenders with respect to, among other things, the solvency of PMI and that no default or event of default exists under the credit facility.

•	The existing pledge of the capital stock of PMI to the lenders shall have been terminated on terms acceptable to the lenders.

•

The PMI Group shall have reduced its outstanding borrowing under the credit facility to $125 million and paid all applicable fees to the lenders in connection with the amendment of the credit facility.

If all conditions precedent are satisfied and the Restated Agreement takes effect, the size of the credit facility will be reduced to $125 million. In addition, upon the occurrence of certain events, we may be required to reduce our outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. Such events include:

•	Reduction of the facility by any amounts received by The PMI Group from the note issuer with respect to the Note.

•	Reduction of the facility (subject to a $100 million floor) by amounts equal to dividends or distributions paid by PMI to The PMI Group, with limited exceptions.

•

Reduction of the facility (subject to a $100 million floor) by the amount of the net proceeds (calculated pursuant to the Restated Agreement) received by The PMI Group (directly or in the form of a dividend from PMI) as a result of the sale of CMG, PMI Europe, PMI Insurance Co., Residential Insurance Co., PMI Mortgage Guaranty Co., or PMI Reinsurance Co.

•

Reduction of the facility (subject to a $50 million floor) by an amount equal to 33% of net debt proceeds or net equity proceeds (calculated as provided in the Restated Agreement) received by The PMI Group, excluding proceeds from the issuance of any TARP Interests received by The PMI Group, as well as other limited exceptions.

•

Reduction of the facility by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the Note as determined from time to time pursuant to procedures set forth in the Restated Agreement, which could cause the aggregate commitment under the credit facility to be reduced to zero.

The Restated Agreement eliminates or modifies specified financial covenants and events of default currently contained in our existing credit facility agreement, including:

•	Elimination of the maximum total debt to total capitalization percentage.

•	Elimination of the PMI maximum risk to capital ratio.

•

Revision of the minimum Adjusted Consolidated Net Worth requirement to require Adjusted Consolidated Net Worth of at least $1.2 million through June 30, 2009, at least $700 million from July 1, 2009, through December 31, 2009, and at least $500 million from January 1, 2010, through the maturity date (October 24, 2011).

•

Removal of the requirement that the audit reports prepared by our independent auditors in connection with the audit of our year-end financial statements shall not be subject to any “going concern” qualification.

•	Removal of the provision providing for an event of default upon PMI’s failure to maintain compliance with GSE eligibility requirements.

•	Removal of the provision providing for an event of default upon specified changes in our financial strength ratings.

If it becomes effective, the Restated Agreement will require us to pay a fee of 1.5% of then outstanding aggregate commitment in the event that PMI fails for a specified period of time to maintain policyholders’ position in excess of the minimum set by Arizona insurance statute. Under the Restated Agreement, we will be required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s existing insurance portfolio as of June 30, 2008, which estimates will be used pursuant to the Restated Agreement to determine the value of the Note for purposes of the Restated Agreements. Preparation and delivery of such reports are dependent upon our receipt of certain information from the note issuer and, if we do not present such a report to the lenders within 120 days of each quarter end, an event of default will occur. The Restated Agreement will limit our ability to declare common stock dividends to PMI Group shareholders to the lesser of $0.01 per share annually or $5 million in aggregate dividend payments annually and provides that we may not declare dividends on our common stock if PMI is prohibited from writing new business by any State at that time. The Restated Agreement places further limitations on our ability to invest in certain of our subsidiaries, dispose of certain assets, and repay indebtedness prior to scheduled maturities.

        We cannot be sure that we will satisfy, prior to the expiration of the temporary suspension on May 29, 2009, or at all, the conditions precedent necessary for the Restated Agreement to become effective. A number of the conditions precedent are outside of our control. Unless the Restated Agreement becomes effective on or before May 29, 2009, or the suspension of the existing financial strength ratings event of default and financial covenants is extended beyond May 29, 2009, an event of default under the facility will occur on May 30, 2009.

Upon an event of default, we would likely be required to repay all outstanding indebtedness under the credit facility and the lenders under the credit facility would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for our senior notes or from holders of our senior notes, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. We currently have sufficient funds at our holding company to repay the credit facility.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. In 2006 and 2007, the Arizona Director approved two extraordinary dividend requests totaling $450 million. PMI paid $265 million of the $450 million of approved extraordinary dividends to The PMI Group in 2006 and 2007 but did not pay any dividend to The PMI Group in 2008 or in the first quarter of 2009. We do not anticipate that PMI will pay any dividends to The PMI Group in 2009 and 2010. Any payment of the remaining $185 million of approved dividends by PMI to The PMI Group requires prior written notice to the Arizona Director, who could withdraw approval of such dividends.

Other states may also limit or restrict PMI’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves. PMI’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Company (“Allstate”), described below under Capital Constraints.

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are the investment portfolio, including cash and cash equivalents, written premiums, net investment income and capital contributed from its holding company (TPG).

International Operations Liquidity — The principal uses of this segment’s liquidity are the payment of operating expenses, claim payments, taxes and growth of its investment portfolio. The principal sources of this segment’s liquidity are written premiums, investment maturities and net investment income.

Capital Constraints

As a result primarily of higher losses and LAE, we require additional capital. The amount and timing of capital required is affected by a variety of factors, many of which are difficult to predict and may be outside of our control. These factors include, among others:

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

We are significantly limiting PMI’s new business writings to conserve capital and are exploring other alternatives, including potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including TARP), obtaining reinsurance for our insurance subsidiaries’ 2009 and future books of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Given current market conditions generally and in our industry, as well as the possibility that we may need to raise additional capital with little notice, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms, in a timely manner or at all, or that we will successfully obtain assistance under the Financial Stability Plan or other government program.

Unless we raise capital, PMI’s policyholders position will likely decline and risk-to-capital ratio increase beyond levels necessary to meet capital adequacy requirements and, if we are unable to timely satisfy certain conditions precedent in our credit facility, certain facility covenants. Moreover, under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. If following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. In addition, if a mortgage insurer exceeds an applicable state risk-to-capital ratio requirement or falls below a state’s minimum policyholders position, it cannot write new business until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum. PMI could exceed regulatory capital adequacy requirements in 2009 and, if it did, PMI would likely cease writing new business.

As of March 31, 2009, MIC’s risk-to-capital ratio was 18.7 to 1 compared to 16.6 to 1 at December 31, 2008 and 10.5 to 1 at March 31, 2008. As of March 31, 2009, MIC held $246.6 million in excess of the required minimum policyholders position. As a result of recently issued insurance regulatory guidance, MIC revised the methodology it uses to determine its risk-to-capital ratio. Prior to the new guidance, when calculating its risk-to-capital ratio, MIC subtracted the amount of its established loss reserves from risk in force to determine the risk component for the purposes of calculating its risk-to-capital ratio. As clarified in the regulatory guidance, it is appropriate for MIC to exclude the full amount of risk in force related to all loans in default in the calculation because capital is already allocated to such loans in the form of loss reserves and including the risk in force on such loans in the ratio would be redundant. Beginning March 31, 2009, MIC will no longer include risk in force for all loans in default for which it has established loss reserves when calculating its risk-to-capital ratio.

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Fixed income securities	$24,232	$24,485
Equity securities	4,494	5,771
Short-term investments, cash and cash equivalents and other	6,292	4,982

Investment income before expenses	35,018	35,238
Investment expenses	(581)	(529)

Net investment income	$34,437	$34,709

The increase in net investment income in the first quarter of 2009 compared to the corresponding period in 2008 was primarily due to the growth of PMI’s fixed income portfolio, partially offset by a decrease in pre-tax book yield. Our consolidated pre-tax book yield was 3.4% and 4.8% as of March 31, 2009 and 2008, respectively.

Realized Investment Gains and Losses

Realized investment gains and losses on investments are composed of:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$30	$19,644
Gross losses	(1,787)	(177)

Net (losses) gains	(1,757)	19,467
Equity securities:
Gross gains	—	23,772
Gross losses	(4,298)	(1,811)

Net (losses) gains	(4,298)	21,961
Short-term investments:
Gross gains	172	—
Gross losses	—	(119)

Net gains (losses)	172	(119)

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	(87,981)

Net income (losses)	—	(87,981)

Net realized investment losses before income taxes	(5,883)	(46,672)
Income tax benefit	(2,059)	(16,336)

Total net realized investment losses after income taxes	$(3,824)	$(30,336)

Realized investment losses for the first quarter of 2009 include a $4.3 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio and a $1.5 million loss related to fixed income securities in its International investment portfolio. The losses in the first quarter of 2008 include an $88.0 million loss related to the impairment of the Company’s investment in its unconsolidated subsidiary, FGIC, in the first quarter of 2008.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of March 31, 2009 and December 31, 2008. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group. As of December 31, 2008, PMI Guaranty’s assets and liabilities were merged into our U.S. Mortgage Insurance Operations.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
March 31, 2009
Fixed income securities:
U.S. Municipal bonds	$1,839,955	$—	$101,972	$1,941,927
Foreign governments	—	49,932	—	49,932
Corporate bonds	71,541	47,586	14,202	133,329
U.S. government and agencies	4,200	—	151	4,351
Mortgage-backed securities	1,682	—	1,393	3,075

Total fixed income securities	1,917,378	97,518	117,718	2,132,614

Equity securities:
Common stocks	3,303	—	—	3,303
Preferred stocks	158,994	—	—	158,994

Total equity securities	162,297	—	—	162,297
Short-term investments	981	3	1,300	2,284

Total investments	$2,080,656	$97,521	$119,018	$2,297,195

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2008
Fixed income securities:
U.S. Municipal bonds	$1,715,376	$—	$98,893	$1,814,269
Foreign governments	—	50,361	—	50,361
Corporate bonds	1,074	89,443	34,701	125,218
U.S. government and agencies	4,265	—	154	4,419
Mortgage-backed securities	1,717	—	1,482	3,199

Total fixed income securities	1,722,432	139,804	135,230	1,997,466

Equity securities:
Common stocks	5,593	—	—	5,593
Preferred stocks	216,256	—	—	216,256

Total equity securities	221,849	—	—	221,849
Short-term investments	980	—	1,300	2,280

Total investments	$1,945,261	$139,804	$136,530	$2,221,595

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio increased to $2.3 billion as of March 31, 2009 from $2.2 billion as of December 31, 2008.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, corporate bonds and U.S. and foreign government bonds. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our entire investment portfolio is designated as available-for-sale and reported at fair value with changes in fair value recorded in accumulated other comprehensive income.

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of March 31, 2009:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	58%	89%	67%	61%
AA	26%	1%	16%	23%
A	13%	6%	16%	13%
BBB	2%	2%	0%	2%
BB	1%	0%	0%	1%
Below investment grade	—	2%	1%	—

Total	100%	100%	100%	100%

As of March 31, 2009, approximately $945.2 million, or 27.9% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of March 31, 2009.

	Fair Value (in thousands)	% of Consolidated Investments
MBIA	$244,636	7.2%
FGIC	207,582	6.1%
FSA	190,681	5.6%
AMBAC	197,854	5.8%
Other	104,397	3.2%

Total	$945,150	27.9%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of March 31, 2009, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency or, when an external rating is not available, the underlying rating is included in the not rated category.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	51%	89%	60%	54%
AA	22%	1%	18%	20%
A	22%	6%	21%	22%
BBB	4%	2%	0%	3%
BB	1%	0%	0%	1%
Below investment grade	—	2%	1%	—
Not rated	—	—	—	—

Total	100%	100%	100%	100%

Capital Support Obligations

PMI has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which PMI may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, PMI also guarantees timely payment of PMI Europe’s obligations. PMI also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of March 31, 2009, CMG MI’s risk-to-capital ratio was 16.5 to 1. PMI has an additional capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under the PMI Canada capital support agreement, as we have terminated PMI Canada’s operations.

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

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $57.8 million in the first quarter of 2009 compared to consolidated cash flows provided by operating activities of $200.7 million in the corresponding period in 2008. Cash flows from operations decreased in the first quarter of 2009 primarily due to increases in claim payments from PMI. We expect cash flows from operating activities to be negatively affected throughout 2009 due to payment of claims from loss reserves recorded by PMI in 2007 and 2008.

Consolidated cash flows used in investing activities in the first quarter of 2009, including purchases and sales of investments and capital expenditures, were $91.6 million compared to $161.2 million in the corresponding period in 2008. The decrease in cash flows used in investing activities in the first quarter of 2009 compared to the corresponding period in 2008 was due primarily to decreased purchases of fixed income securities.

Consolidated cash flows provided by financing activities were $0.3 million in the first quarter of 2009 compared to $0.3 million in the corresponding period in 2008.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries as of May 8, 2009:

	Standard & Poor’s	Fitch	Moody’s
Insurer Financial Strength Ratings
PMI Mortgage Insurance Co.	BB-	BB	Ba3
PMI Insurance Co.	BB-	BB	Ba3
PMI Europe	BB-	BB	B1
CMG MI	A	A+	NR
FGIC	NR	NR	NR
RAM Re	A+	NR	Baa3
Senior Unsecured Debt
The PMI Group	CCC	CCC	B3
Capital Securities
PMI Capital I	CC	CC	Caa1

Recent Developments Relating to Mortgage Insurance Companies Ratings

On March 19, 2009, Fitch downgraded The PMI Group, Inc. and subsidiaries citing increased loss expectations and capital constraints. The PMI Group, Inc. was downgraded from “BB” (Watch Negative) to “CCC” (Negative Outlook) and PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe were all downgraded from “BBB+” (Watch Negative) to “BB” (Negative Outlook). It should be noted that in December 2008, PMI requested a withdrawal of all Fitch ratings on the Company and its subsidiaries. As a result, PMI has not provided annual portfolio information on a confidential basis to Fitch since the fourth quarter of 2007. As Fitch notes in its March 19, 2009 press release, it no longer regularly meets with PMI’s management, nor receives non-public information from the Company.

On April 8, 2009, Standard & Poor’s downgraded its counterparty credit and insurer financial strength ratings on PMI Mortgage Insurance Co. and PMI Insurance Co. from “A-” (CreditWatch with Negative Implications) to “BB-” (Stable). In addition, Standard & Poor’s also lowered its rating of PMI Europe from “A-” (CreditWatch with Negative Implications) to “BB-” (CreditWatch with Negative Implications). Standard & Poor’s downgraded its counterparty credit rating on The PMI Group from “BBB-” (Watch Negative) to “CCC” (Watch Developing). In taking these actions, Standard & Poor’s noted that the downgrades reflected a significant increase in loss cost estimates which were driven by increases in peak unemployment assumptions and a sharp rise in delinquent loans among other things.

After placing CMG MI’s insurer financial strength rating on Rating Watch Negative in March 2009, Fitch resolved its rating watch on April 8, 2009 by downgrading the insurer financial strength rating of CMG MI to “A+” (Negative Outlook) from “AA”. On May 8, 2009, Standard & Poor’s lowered its counterparty credit and financial strength ratings on CMG MI to “A” (Negative Outlook) from “AA-” (Negative Outlook).

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

Changes in loss reserves can materially affect our consolidated net income or loss. The process of estimating loss reserves requires us to forecast interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimates. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of March 31, 2009 and December 31, 2008 on a segment and consolidated basis:

	As of March 31, 2009			As of December 31, 2008
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,400.0	$3,375.0	$2,854.8	$2,175.0	$3,075.0	$2,624.5
International Operations	56.0	66.0	61.1	73.4	91.3	84.8

Consolidated loss and LAE reserves	$2,456.0	$3,441.0	$2,915.9	$2,248.4	$3,166.3	$2,709.3

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

We established PMI’s reserves at March 31, 2009 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at March 31, 2009 was approximately the mid-point of the actuarial range.

Our increase to the reserve balance in the first quarter of 2009 was primarily due to PMI’s higher default inventory and higher average claim sizes in its pool insurance portfolio. The increase in PMI’s average claim size in its pool insurance portfolio has been driven by, among other things, higher actual and projected loan balances on loans going to claim and increased loss severity due to declining home prices which limit PMI’s loss mitigation opportunities. The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Balance at January 1	$2,624.5	$1,133.1
Reinsurance recoverables	(482.7)	(35.9)

Net balance at January 1	2,141.8	1,097.2
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	370.6	363.2
Prior years	9.2	173.8

Total incurred	379.8	537.0
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(2.6)	(0.1)
Prior years	(213.6)	(168.7)

Total payments	(216.2)	(168.8)

Net balance at March 31	2,305.4	1,465.4
Reinsurance recoverables	549.4	123.9

Balance at March 31	$2,854.8	$1,589.3

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $216.2 million and $168.8 million for the periods ended March 31, 2009 and 2008, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $379.8 million and $537.0 million for periods ended March 31, 2009 and 2008, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $9.2 million and $173.8 million for the periods ended March 31, 2009 and 2008, respectively. PMI’s reserve balance at January 1, 2009 includes $22.9 million of PMI Guaranty’s loss reserves, which were merged into our U.S. Mortgage Insurance Operations in 2008.

The table below breaks down the three months ended March 31, 2009 and 2008 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007	March 31, 2009 vs. December 31, 2008	March 31, 2008 vs. December 31, 2007
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$(1.1)	$(0.7)
2003	224.8	225.9	226.6	226.8	(1.1)	(0.2)
2004	239.7	241.2	241.1	241.3	(1.5)	(0.2)
2005	270.1	272.0	273.3	270.8	(1.9)	2.5
2006	406.9	409.9	409.2	410.3	(3.0)	(1.1)
2007	1,020.2	1,042.3	1,066.5	893.0	(22.1)	173.5
2008	1,759.7	1,719.8	363.2	—	39.9	—
2009	370.6	—	—	—	—	—

Total					$9.2	$173.8

The $9.2 million and $173.8 million increases related to prior years in the first quarter of 2009 and 2008, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $9.2 million increase in prior years’ reserves during the first quarter of 2009 reflected the significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size development in the pool insurance portfolio partially offset by reductions in claim size from our primary insurance channel. The $173.8 million increase in prior years’ reserves during the first quarter of 2008 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Primary insurance	$2,445.2	$2,340.0
Pool insurance	386.7	261.6
Other*	22.9	22.9

Total reserves for losses and LAE	$2,854.8	$2,624.5

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Loans in default	$2,672.9	$2,452.6
IBNR	101.3	91.3
Cost to settle claims (LAE)	57.7	57.7
Other *	22.9	22.9

Total reserves for losses and LAE	$2,854.8	$2,624.5

*	Other relates to PMI Guaranty’s loss reserves of $22.9 million related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim size or every 5% change in our estimate of the future claim rates with respect to the March 31, 2009 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $133.6 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of March 31, 2009, the effect on pre-tax income would be approximately $5.1 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of March 31, 2009, the effect on pre-tax income would be approximately $2.9 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 18.2% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 15.9% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2009 of $55.9 million to $65.5 million. PMI Europe’s recorded loss reserves at March 31, 2009 were $60.6 million, which represented our best estimate and a decrease of $23.9 million from PMI Europe’s loss reserve balance of $84.5 million at December 31, 2008. The decrease to PMI Europe’s loss reserves in the first quarter of 2009 was primarily due to claim payments of $21.8 million made in respect of PMI Europe’s reinsurance of certain U.S. subprime exposures. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Loans in default	$56.7	$66.3
IBNR	3.4	17.8
Cost to settle claims (LAE)	1.0	0.7

Total loss and LAE reserves	$61.1	$84.8

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the three months ended March 31, 2009 and 2008:

	2009	2008
	(Dollars in millions)
Balance at January 1,	$84.8	$41.6
Reinsurance recoverables	—	(1.0)

Net balance at January 1	84.8	40.6
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	2.3	2.0
Prior years	0.8	17.0

Total incurred	3.1	19.0
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(21.8)	(1.4)

Total payments	(21.8)	(1.4)
Foreign currency translation	(5.0)	1.5

Net balance at March 31	61.1	59.7
Reinsurance recoverables	—	1.0

Balance at March 31,	$61.1	$60.7

The increase in losses and LAE incurred relating to prior years of $17.0 million in the first quarter of 2008 was primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
March 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$767,823	$(24,197)	$295,297	$(30,944)	$1,063,120	$(55,141)
Foreign governments	12,927	(1,520)	—	—	12,927	(1,520)
Corporate bonds	15,844	(1,776)	21,908	(7,904)	37,752	(9,680)

Total fixed income securities	796,594	(27,493)	317,205	(38,848)	1,113,799	(66,341)
Equity securities:
Common stocks	3,287	(1,380)	—	—	3,287	(1,380)
Preferred stocks	75,852	(27,288)	78,694	(38,684)	154,546	(65,972)

Total equity securities	79,139	(28,668)	78,694	(38,684)	157,833	(67,352)

Total	$875,733	$(56,161)	$395,899	$(77,532)	$1,271,632	$(133,693)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

Unrealized losses in the first quarter of 2009 on fixed income securities were primarily due to the widening of credit spreads which have also increased market interest rates on most fixed income securities. Unrealized losses on preferred securities were primarily due to the widening of credit and sector spreads. These unrealized losses are not considered to be other-than-temporarily impaired as the company has the intent and ability to hold such investments until they recover in value or mature. We determined that the decline in the fair value of certain investments met the definition of other-than-temporary impairment and recognized realized losses of $5.8 million for the first quarter of 2009. Impaired investments either met the criteria established in the Company’s accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of March 31, 2009, the Company’s investment portfolio included 253 securities in an unrealized loss position compared to 284 securities as of December 31, 2008. For the first quarter of 2008, we determined that the decline in the market value of certain investments did not meet the definition of other-than-temporary impairment as we had the intent and ability to hold such investments until they recover in value or mature and did not record any other-than-temporary impairment.

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

In 2008, we determined that our investments in FGIC and RAM Re were other-than-temporarily impaired and reduced their carrying values to zero. To the extent that our carrying values remain zero, we will not recognize in future periods our proportionate share of FGIC’s or RAM Re’s losses, if any. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations. A premium deficiency analysis was performed as of March 31, 2009 on a GAAP basis. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first quarter of 2009. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods. See Part II, Item 1A. Risk Factors - We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2009, our consolidated investment portfolio excluding cash and cash equivalents was $2.3 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2009, 92.8% of our investments were fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of March 31, 2009:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$295,853
200 basis point decline	$219,518
100 basis point decline	$129,168
100 basis point rise	$(165,373)
200 basis point rise	$(316,819)
300 basis point rise	$(452,833)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 5.3 as of March 31, 2009.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of March 31, 2009 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of March 31, 2009, with all other factors remaining constant:

Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(13,741)	$(2,351)	$(16,092)
10% decline	$(9,161)	$(1,568)	$(10,729)
5% decline	$(4,580)	$(784)	$(5,364)
5% rise	$4,580	$784	$5,364
10% rise	$9,161	$1,568	$10,729
15% rise	$13,741	$2,351	$16,092

Foreign currency translation rates as of March 31,
	U.S. Dollar relative to
	Euro	Canadian Dollar
2009	1.3252	0.7934
2008	1.5788	0.9745

The changes in the foreign currency exchange rates from 2008 to 2009 negatively affected our investments in our foreign subsidiaries by $21.1 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of March 31, 2009, $0.2 billion, including cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. As of March 31, 2009, $17.6 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated primarily in the Canadian dollar. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of March 31, 2009 and 2008. The value of the Euro and Canadian dollar weakened relative to the U.S. dollar as of March 31, 2009 compared to March 31, 2008.

Credit spread risk

In PMI Europe, we provide credit protection in the form of credit default swaps that are marked to market through earnings under the requirements of SFAS No. 133. These financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying assets of these obligations are residential mortgage-backed. The values of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative assets and liabilities. The fair value of these CDS liabilities was $43.2 million as of March 31, 2009.

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

The following table summarizes the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in market spread/cost of capital as of March 31, 2009, with all other factors remaining constant:

Change in market spread/cost of capital	Estimated (Decrease)/Increase in Liability
(USD in thousands)
15% decline	$(6,277)
10% decline	$(4,177)
5% decline	$(2,084)
5% rise	$2,077
10% rise	$4,146
15% rise	$6,208

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of March 31, 2009, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which describes risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

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

At March 31, 2009, The PMI Group held cash and marketable securities of $234.3 million, including $200 million outstanding under our revolving credit facility. We believe that we currently have sufficient liquidity at our holding company, after consideration of receivables from PMI with respect to tax sharing agreements, to pay holding company expenses (including interest expense on our outstanding debt) in 2009 and 2010 and to repay the amounts outstanding under the credit facility if we were required to do so. If an event of default under our revolving credit facility is not cured or we do not repay all amounts outstanding under the credit facility within 30 days, an event of default would occur under our outstanding senior notes. The PMI Group does not currently have sufficient funds or other sources of liquidity to enable it to repay both our credit facility and our senior notes if those obligations were required to be repaid immediately. See If we are unable to satisfy certain conditions precedent under our revolving credit facility on or before May 29, 2009, we may trigger an event of default under the facility, below. In addition, unexpected liabilities or investment losses could adversely affect The PMI Group’s liquidity.

If we are unable to satisfy certain conditions precedent under our revolving credit facility on or before May 29, 2009, we may trigger an event of default under the facility.

We currently have $200 million outstanding under our $250 million revolving credit facility. The credit facility contains a number of financial covenants, including a minimum Adjusted Consolidated Net Worth (as defined in the facility) requirement of $1.5 billion, a maximum total debt to total capitalization percentage requirement of 35%, and a maximum risk-to-capital ratio requirement of 20 to 1. Events of default under the facility include, among others, PMI failing to maintain a financial strength rating of at least “Baa” from Moody’s while also failing to maintain a financial strength rating of at least “BBB” from Standard & Poor’s.

Effective May 8, 2009, we and the lenders under the credit facility agreed to suspend the financial strength ratings event of default, reduce the minimum Adjusted Consolidated Net Worth requirement to $1.2 billion and increase the maximum PMI MIC risk-to-capital ratio requirement to 24.0 to 1, in each case through May 29, 2009. We had originally agreed to these terms on March 16, 2009. Also effective May 8, 2009, we and the lenders agreed upon the terms of an Amended and Restated Credit Agreement (the “Restated Agreement”) that would replace the existing credit facility agreement in its entirety. The Restated Agreement will become effective only after satisfaction of a number of conditions precedent. If all required conditions are not satisfied, the Restated Agreement will not take effect. Conditions precedent to the effectiveness of the Restated Agreement include:

•

Upon the closing of the sale of PMI Australia in 2008, the purchaser paid PMI a cash purchase price and issued a note to PMI in the principal amount of $187 million (the “Note”). The actual amount owed under the Note is subject to potential reductions. In order for the Restated Agreement to become effective, the following conditions precedent must be satisfied with respect to the Note:

•

PMI must have sold the Note to The PMI Group pursuant to agreements and terms satisfactory to the lenders in their sole discretion and with the approval or non-objection of the Arizona Department of Insurance;

•

The PMI Group shall have entered into one or more pledge agreement satisfactory to the lenders in their sole discretion pursuant to which The PMI Group shall have granted the lenders a first priority, perfected security interest in The PMI Group’s interests in the Note and the sale agreements relating to the sales of PMI Australia and PMI Asia;

•	The purchasers of PMI Australia and PMI Asia shall have acknowledged and consented to such pledge;

•	The PMI Group shall have provided the lenders with a solvency opinion with respect to PMI Insurance after giving effect to the sale of the Note; and

•	The PMI Group shall have provided the lenders with various legal opinions, satisfactory to the lenders, with respect to the sale and pledge of the Note.

•

The PMI Group shall have made certain representations and warranties to the lenders with respect to, among other things, the solvency of PMI and that no default or event of default exists under the credit facility.

•	The existing pledge of the capital stock of PMI to the lenders shall have been terminated on terms acceptable to the lenders.

•

The PMI Group shall have reduced its outstanding borrowing under the credit facility to $125 million and paid all applicable fees to the lenders in connection with the amendment of the credit facility.

If all conditions precedent are satisfied and the Restated Agreement takes effect, the size of the credit facility will be reduced to $125 million. In addition, upon the occurrence of certain events, we may be required to reduce our outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. Under certain circumstances, the facility could be reduced to zero. The Restated Agreement eliminates or modifies certain specified financial covenants and events of default currently contained in our existing credit facility agreement.

We cannot be sure that we will satisfy, prior to the expiration of the temporary suspension on May 29, 2009, or at all, the conditions precedent necessary for the Restated Agreement to become effective. A number of the conditions precedent are outside of our control. Unless the Restated Agreement becomes effective on or before May 29, 2009, or the suspension of the existing financial strength ratings event of default and financial covenants is extended beyond May 29, 2009, an event of default under the facility will occur on May 30, 2009.

Upon an event of default, we would likely be required to repay all outstanding indebtedness under the credit facility and the lenders under the credit facility would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for our senior notes or from holders of our senior notes, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. We currently have sufficient funds at our holding company to repay the credit facility.

If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

When we sold PMI Australia, PMI received approximately $746 million in cash and a note receivable in the principal amount of approximately $187 million (the “Note”), with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy certain warranty claims. We currently do not record any statutory or GAAP value with respect to the Note due to its contingent nature. However, as discussed above in, If we are unable to satisfy certain conditions precedent under our revolving credit facility on or before May 29, 2009, we may trigger an event of default under the facility, we have agreed with the lenders under our credit facility to pledge the Note to the lenders as one of the conditions precedent to the effectiveness of the Amended and Restated Credit Agreement (“Restated Agreement”). If we satisfy the necessary conditions precedent and the Restated Agreement becomes effective, then under the Restated Agreement’s terms, the credit facility will be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the Note as determined from time to time pursuant to procedures set forth in the Restated Agreement. Such a reduction could cause the aggregate commitment under the credit facility to be reduced to zero. Under the Restated Agreement, we will be required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s existing insurance portfolio as of June 30, 2008, which estimates will be used pursuant to the Restated Agreement to determine the value of the Note for purposes of the Restated Agreements.

There is no guarantee that PMI Australia’s portfolio as of June 30, 2008 will achieve the required performance targets or that the counterparty will not assert warranty claims against us. Either or both of these events could impact our ability to recover the full value of the note receivable, could have the effect of reducing or eliminating our ability to borrow under the credit facility, and would harm our consolidated financial condition and results of operations. Also, the note receivable is an unsecured obligation of the issuer and there is no assurance that the issuer will have the ability to redeem, in whole or in part, the Note when it matures in 2011.

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

        Other states require mortgage insurers to maintain certain risk-to-capital ratios, generally at 25 to 1. If a mortgage insurer’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit. Moreover, our revolving credit facility contains a risk-to-capital ratio requirement of 20 to 1 with respect to MIC, which requirement has been temporarily suspended through May 29, 2009. If PMI’s capital adequacy metrics exceed the limits discussed above, we will be prohibited from continuing to write new business in some or all states and, unless we satisfy certain conditions precedent in the credit facility, would be in default under the credit facility after May 29, 2009, which could result in acceleration of all our outstanding indebtedness.

Under the terms of our runoff support agreement with Allstate Insurance Company, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate Insurance Company. If following such time as MIC’s risk-to-capital ratio were to exceed 23 to 1, Allstate Insurance Company were to make any payments on account of specified third party claims, or if MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders.

At March 31, 2009, MIC exceeded its minimum policyholders position under Arizona law by $246.6 million, and MIC’s risk-to-capital ratio was 18.7 to 1. As a result of recently issued insurance regulatory guidance, MIC revised the methodology it uses to determine its risk-to-capital ratio. Prior to the new guidance, MIC subtracted the amount of its established loss reserves from risk in force to determine the risk component for the purposes of calculating its risk-to-capital ratio. Pursuant to the regulatory guidance, MIC now excludes the full amount of risk in force for all loans in default for which it has established loss reserves when calculating its risk-to-capital ratio.

Based on current conditions and expected future trends, we believe that we will continue to incur material losses. The ultimate amount of losses will depend in part on general economic conditions, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. Unless we raise capital, PMI’s policyholders position will likely decline and its risk-to-capital ratio will likely increase beyond levels necessary to meet capital adequacy requirements. The amount and timing of capital we require could depend on a number of factors, such as:

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

The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Loss reserves established with respect to our mortgage insurance business are based upon management’s estimates and judgments, principally with respect to the rate and severity of claims, and are particularly uncertain during economic downturn, which is characterized by market volatility and disruption. In accordance with mortgage insurance industry practice, we establish loss reserves for our mortgage insurance subsidiaries only for loans in default. We establish reserves for losses and loss adjustment expenses, or LAE, based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not yet reported to us by servicers. Our mortgage insurance reserving process does not take account of the impact of future losses that could occur from loans that are not in default. As a result, future notices of defaults on insured loans may have a material impact on our financial results and our ultimate actual losses may be substantially higher than our loss reserve estimates. The continuing adverse economic and market conditions and resulting uncertainty with respect to the rate and severity of claims may result in substantial increases in loss reserves in the future. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations.

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

A premium deficiency analysis was performed on a U.S. GAAP basis, as of March 31, 2009, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first quarter of 2009. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in any future reporting periods, which could indirectly trigger an event of default under our credit facility and would negatively affect our financial condition and results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.
May 11, 2009

/s/ DONALD P. LOFE, JR.
Donald P. Lofe, Jr.
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

May 11, 2009
/s/ THOMAS H. JETER
Thomas H. Jeter
Senior Vice President, Chief Accounting Officer and Corporate Controller

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment No. 4, effective April 14, 2009, to the Revolving Credit Agreement dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto, as amended (“Revolving Credit Agreement”) (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 14, 2009 (File No. 001-13664)).

10.2	Amendment No. 5, effective April 29, 2009, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-13664)).

10.3	Amendment Agreement No. 6, effective May 8, 2009, to the Revolving Credit Agreement.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.